Form 10-Q
period 1999-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 1999-08-11
CIK 1039828

================================================================================


                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                        Commission File Number : 0-25985

                 American Equity Investment Life Holding Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Iowa                                      42-1447959
--------------------------------------------------------------------------------
 (State of Incorporation)               (I.R.S. Employer Identification No.)


                         5000 Westown Parkway, Suite 440
                           West Des Moines, Iowa 50266
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (515) 221-0002
--------------------------------------------------------------------------------
                                   (Telephone)


                     (Former name, former address and former
                   fiscal year, if changed since last report)

================================================================================

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No  X
   -----     -----

              (Subject to filing requirements since July 5, 1999)


                        APPLICABLE TO CORPORATE ISSUERS:

         Shares of common stock outstanding at July 31, 1999: 4,696,045

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 American Equity Investment Life Holding Company

                           Consolidated Balance Sheets

                                                                                     June 30,               December 31,
                                                                                      1999                      1998
                                                                                 --------------             ------------
                                                                                  (unaudited)                (audited)
Assets
Cash and investments:
    Fixed maturity securities:
        Available-for-sale, at market (amortized cost:
          1999 - $610,989,000;1998 - $600,301,000)                               $  582,261,369             $601,897,562
        Held for investment, at amortized cost (market:
          $314,112,000)                                                             351,905,783                        -
    Equity securities, at market (cost: $9,240,340)                                   9,016,000                        -
    Derivative instruments                                                           33,261,286               16,171,621
    Policy loans                                                                        225,618                  192,184
    Cash and cash equivalents                                                        10,674,287               15,891,779
                                                                                 --------------             ------------
 Total cash and investments                                                         987,344,343              634,153,146

Receivable from other insurance companies                                               561,362                  616,737
Premiums due and uncollected                                                          1,084,367                1,684,698
Accrued investment income                                                             5,241,978                2,946,796
Property, furniture and equipment, less accumulated
depreciation: 1999 -- $1,212,491; 1998 -- $859,085                                    1,093,083                1,242,228
Value of insurance in force acquired                                                    910,927                1,068,906
Deferred policy acquisition costs                                                    80,429,928               32,005,772
Intangibles, less accumulated amortization:
  1999 - $568,088; 1998 -- $472,306                                                     550,361                  646,142
Deferred income tax asset                                                            20,113,032                8,289,499
Other assets                                                                          6,395,322                  206,462
Assets held in separate account                                                         153,369                  151,450

                                                                                 --------------             ------------
 Total assets                                                                    $1,103,878,072             $683,011,836
                                                                                 ==============             ============

                            (Continued on next page)

See accompanying notes.

                 American Equity Investment Life Holding Company

                                                                                     June 30,               December 31,
                                                                                      1999                      1998
                                                                                 --------------             ------------
                                                                                  (unaudited)                (audited)
Liabilities and stockholders' equity
Liabilities:
   Policy benefit reserves:
       Traditional life insurance and accident and health products               $   13,020,811             $ 11,317,156
       Annuity products                                                             893,996,206              529,765,023
   Other policy funds and contract claims                                             8,760,413                6,315,598
   Provision for experience rating refunds                                              197,074                  833,679
   Notes payable                                                                     10,000,000               10,000,000
   Amounts due under repurchase agreements                                           63,962,500               49,000,000
   Amounts due for securities purchased but not settled at period end                34,837,273                        -
   Federal income taxes payable                                                       2,759,910                1,648,822
   Other liabilities                                                                 16,459,764                7,849,587
   Liabilities related to separate accounts                                             153,369                  151,450
                                                                                 --------------             ------------
      Total liabilities                                                           1,044,147,320              616,881,315

Stockholders' equity:
   Series Preferred Stock, par value $1 per share,
         2,000,000 shares authorized; 625,000 shares of
         1998 Series A Participating Preferred stock issued
         and outstanding                                                                625,000                  625,000
   Common Stock, par value $1 per share - 25,000,000 shares authorized;
         issued and outstanding: 1999 -- 4,696,045 shares; and
         1998 -  4,581,962 shares                                                     4,696,045                4,581,962
   Additional paid-in capital                                                        66,016,275               64,783,117
   Accumulated other comprehensive income (loss)                                     (7,850,039)                 420,035
   Retained earnings deficit                                                         (3,756,529)              (4,279,593)
                                                                                 --------------             ------------
Total stockholders' equity                                                           59,730,752               66,130,521
                                                                                 --------------             ------------
Total liabilities and stockholders' equity                                       $1,103,878,072             $683,011,836
                                                                                 ==============             ============


See accompanying notes.

                 American Equity Investment Life Holding Company

                      Consolidated Statements of Operations
                                   (unaudited)

                                                           Three Months Ended June 30           Six Months Ended June 30
                                                         ------------------------------      -------------------------------
                                                             1999              1998              1999                1998
                                                         -----------        -----------      -----------         -----------
Revenues:
   Traditional life and accident and health
      insurance premiums                                 $ 3,071,499        $ 2,763,666      $ 6,012,492         $ 5,633,604
   Annuity product charges                                   628,597             67,803        1,046,080             115,635
   Net investment income                                  12,902,000          5,958,511       22,966,697          10,649,291
   Realized gains (losses) on investments                    (32,467)           275,032          (29,666)            300,527
                                                         -----------        -----------      -----------         -----------
Total revenues                                            16,569,629          9,065,012       29,995,603          16,699,057

Benefits and expenses:
   Insurance policy benefits and change in future
     policy benefits                                       2,380,934          1,755,508        3,929,420           3,659,415
   Interest credited to account balances                   6,694,880          3,324,461       12,379,097           5,272,914
   Interest expenses on notes payable                        167,153            204,457          369,037             406,707
   Interest expense on amounts due under
     repurchase agreements                                   984,824            427,899        1,683,553             820,307
   Amortization of deferred policy acquisition
     costs and value of insurance in force acquired        2,183,159            765,051        3,874,214           1,320,779
   Amortization of goodwill                                   17,500             17,500           35,000              35,000
   Other operating costs and expenses                      3,318,357          2,621,658        6,654,322           5,426,073
                                                         -----------        -----------      -----------         -----------
Total benefits and expenses                               15,746,807          9,116,534       28,924,643          16,941,195
                                                         -----------        -----------      -----------         -----------
Income (loss) before income taxes                            822,822            (51,522)       1,070,960            (242,138)
                                                         -----------        -----------      -----------         -----------
Income tax benefit (expense):
   Current                                                (4,551,168)        (1,056,254)      (8,111,088)         (2,097,289)
   Deferred                                                4,188,617          1,079,030        7,563,192           2,123,263
                                                         -----------        -----------      -----------         -----------
                                                            (362,551)            22,776         (547,896)             25,974
                                                         -----------        -----------      -----------         -----------
Net income (loss)                                        $   460,271        $   (28,746)     $   523,064         $  (216,164)
                                                         ===========        ===========      ===========         ===========

Basic earnings (loss) per common share                   $      0.10        $     (0.05)     $      0.11         $     (0.05)
                                                         ===========        ===========      ===========         ===========

Diluted earnings (loss) per common share                 $      0.08        $     (0.05)     $      0.09         $     (0.05)
                                                         ===========        ===========      ===========         ===========

See accompanying notes.

                 American Equity Investment Life Holding Company

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                         Six Months Ended June 30
                                                                 -------------------------------------
                                                                      1999                     1998
                                                                 -------------            ------------
Operating activities
Net income (loss)                                                $     523,064            $   (216,164)
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Adjustments related to interest sensitive products:
      Interest credited to account balances                         12,379,097               5,272,914
      Annuity product charges                                       (1,046,080)               (115,635)
   Increase in traditional life insurance and accident and
      health reserves                                                1,703,655                 331,688
   Policy acquisition costs deferred                               (30,075,712)            (12,926,173)
   Amortization of deferred policy acquisition costs                 3,716,235               1,190,883
   Provision for depreciation and other amortization                   514,565                 456,651
   Amortization of discount and premiums on fixed maturity
     securities and derivative instruments                          (8,540,851)             (6,219,529)
   Deferred income taxes                                            (7,563,192)             (2,123,263)
   Change in federal income taxes payable                            1,111,088              (2,552,711)
   Realized (gain) loss on sale of investments                          29,666                (300,527)
   Other                                                             2,581,134               8,125,206
                                                                 -------------            ------------
Net cash used in operating activities                              (24,667,331)             (9,076,660)

Investing activities
Maturities or repayments of investments:
   Fixed maturity securities - available-for-sale                  245,008,102              82,502,323
                                                                 -------------            ------------
                                                                   245,008,102              82,502,323
Acquisition of investments:
   Fixed maturity securities - available-for-sale                 (223,457,205)           (255,489,901)
   Fixed maturity securities - held for investment                (341,707,425)
   Derivative instruments                                          (15,468,214)             (3,318,470)
   Policy loans                                                        (33,434)                (17,751)
                                                                 -------------            ------------
                                                                  (580,666,278)           (258,826,122)
Proceeds from sale of property                                               -               2,094,619
Purchase of property, furniture and equipment                         (110,164)               (174,379)
                                                                 -------------            ------------

Net cash used in investing activities                             (335,768,340)           (174,403,559)


                            (Continued on next page)

See accompanying notes.

                 American Equity Investment Life Holding Company

                                  (unaudited)

                                                                         Six Months Ended June 30
                                                                 -------------------------------------
                                                                      1999                     1998
                                                                 -------------            ------------
Financing activities

Receipts from interest sensitive products credited to
   policyholder account balances                                 $ 361,796,308            $165,215,893
Return of policyholder account balances on interest sensitive
   products                                                        (22,887,870)             (7,717,871)
Change in amounts due under repurchase agreements                   14,962,500              24,226,750
Net proceeds from issuance of common stock                           1,347,241                  35,000
                                                                 -------------            ------------
Net cash provided by financing activities                          355,218,179             181,759,772
                                                                 -------------            ------------
Decrease in cash and cash equivalents                               (5,217,492)             (1,720,447)

Cash and cash equivalents at beginning of period                    15,891,779               7,719,829
                                                                 -------------            ------------
Cash and cash equivalents at end of period                       $  10,674,287            $  5,999,382
                                                                 =============            ============

Supplemental disclosures of cash flow information
Cash paid during period for:
    Interest                                                     $   2,103,850            $  1,127,014
    Income taxes                                                     7,000,000               4,650,000
Non-cash financing and investing activities:
    Bonus interest deferred as policy acquisition costs              4,034,039               2,590,598


See accompanying notes.

                 American Equity Investment Life Holding Company

                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                  June 30, 1999

NOTE A - BASIS OF PRESENTATION

The unaudited consolidated financial statements as of June 30, 1999 and for the periods ended June 30, 1999 and 1998, as well as the audited consolidated balance sheet as of December 31, 1998, include the accounts of the Company and its wholly-owned subsidiaries, American Equity Investment Life Insurance Company, American Equity Investment Properties, L.C. and American Equity Capital, Inc. All significant intercompany accounts and transactions have been eliminated.

The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company's financial position and results of operations on a basis consistent with the prior audited financial statements.

NOTE B - FIXED MATURITY SECURITIES

Fixed maturity securities that the Company has the positive intent and ability to hold to maturity are designated as "held for investment". Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the market value of these securities, except for declines that are other than temporary, are not reflected in the Company's financial statements. The Company records income from these securities based upon the accrual of the original issue discount ("OID") attributable to the difference between the face amount and the offering price when first issued from the date of purchase to the respective maturity dates. Income from discounts to OID is accrued based from the date of purchase to the nearest date on which the securities may be called for redemption.

Fixed maturity securities which may be sold are designated as "available-for-sale". Available-for-sale securities are reported at market value and unrealized gains and losses, if any, on these securities are included directly in a separate component of stockholders' equity, net of certain adjustments. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities' expected lives.
Amortization/accrual of premiums and discounts on mortgage and asset-backed securities incorporate prepayment assumptions to estimate the securities' expected lives.

NOTE C - CHANGES IN AMOUNTS DUE UNDER REPURCHASE AGREEMENTS

As part of its investment strategy, the Company enters into securities lending programs to increase its return on investments and improve its liquidity. These transactions are accounted for as amounts due under repurchase agreements (short-term collateralized borrowings). Such borrowings averaged approximately $64,738,000 and $28,085,000 for the six months ended June 30, 1999 and 1998, respectively, and were collateralized by investment securities with fair market values approximately equal to the amount due. The weighted average interest rate on amounts due under repurchase agreements was 5.27% and 5.92% for the six months ended June 30, 1999 and 1998, respectively.

                 American Equity Investment Life Holding Company

                   Notes to Consolidated Financial Statements
                                   (unaudited)

NOTE D - EARNINGS PER SHARE

The weighted-average shares used to determine basic earnings per share and the adjusted weighted-average shares used to determine diluted earnings per share for the periods ended June 30, 1999 and 1998 were as follows:

                                 Three Months Ended June 30    Six Months Ended June 30
                                 --------------------------    ------------------------
                                      1999         1998          1999          1998
                                   ---------   ------------    ---------   ------------
      Weighted-average shares      4,658,435   4,420,846       4,620,198   4,420,864
      Adjusted weighted-average
        shares                     5,846,107   4,420,846(1)    5,807,871   4,420,846(1)

     (1) A net loss was incurred in these periods and thus no adjustment for dilution is permitted.

NOTE E - EXERCISE OF WARRANTS

In April, 1999, certain stockholders exercised warrants to purchase 114,083 shares of common stock at $12 per share resulting in proceeds of approximately $1,369,000, before expenses of issuance of approximately $22,000.

NOTE F - SUBSEQUENT EVENT

In July, 1999, the Company initiated a private placement of 8% Convertible Trust Preferred Securities to be issued by American Capital Trust I, a statutory business trust created under the laws of the State of Delaware. Up to 1,000,000 shares of Trust Preferred Securities are being offered at a price per share of $30 or a maximum aggregate amount of $30 million.

All of the Trust Common Securities, which will represent 3% of the capital of the Trust, will be owned by the Company. Accordingly, the Trust will be treated as a wholly-owned subsidiary of the Company for accounting and financial reporting purposes.

The Trust Securities will pay cumulative dividends at the rate of 8% per annum and will be convertible into common stock of the Company after September 30, 2002, or upon the Company's initial public offering of its common stock ("IPO"). The conversion price is $30 per share or 90% of the IPO price, which ever is the lesser. The Trust Preferred Securities may also be redeemed by the Company after September 30, 2002, or upon the IPO, at a redemption price of $30 per share.

The Trust will sell the Trust Preferred Securities to persons qualifying as "accredited investors" under Regulation D promulgated by the SEC under the Securities Act of 1933.

                 American Equity Investment Life Holding Company
                 -----------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's discussion and analysis reviews the consolidated financial position of the Company at June 30, 1999, and the consolidated results of operations for the periods ended June 30, 1999 and 1998, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and other financial information, including management's discussion and analysis, included in the Company's Form 10.

     All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management or oral statements) relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things:

     o general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) the Company's ability to sell its products, its ability to access capital resources and the costs associated therewith, the market value of the Company's investments and the lapse rate and profitability of policies

     o    customer response to new products and marketing initiatives

     o mortality and other factors which may affect the profitability of the Company's products

     o changes in Federal income tax laws and regulations which may affect the relative income tax advantages of the Company's products

     o    increasing competition in the sale of annuities

     o regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products

     o the ability to achieve Year 2000 readiness for significant systems and operations on a timely basis

     o the risk factors or uncertainties listed from time to time in the Company's private placement memorandums or filings with the Securities and Exchange Commission

                 American Equity Investment Life Holding Company
                 -----------------------------------------------


Results of Operations

Three and Six Months Ended June 30, 1999 and 1998

     The Company had net income of $460,000 for the second quarter of 1999 and $523,000 for the six months ended June 30,1999, compared to net losses of $29,000 and $216,000, respectively, for the same periods in 1998. Net income in 1999 is a direct result of the growth in the Company's annuity business which began to accelerate in the third quarter of 1997. Annuity reserves grew from $23,657,000 at June 30, 1997 to $384,079,000 at June 30,1998 and $893,996,000 at
June 30, 1999. New annuity deposits during the six months ended June 30, 1999 increased 119% to $361,796,000, compared to $165,216,000 for the same period in 1998. The increased annuity production is a direct result of the growth in the Company's agency force which increased from 4,450 agents at December 31, 1997 to 10,525 agents at December 31, 1998 and 14,700 agents at June 30, 1999.

     The growth in the Company's annuity business resulted in a sizeable increase in the Company's investment spread for the three months and six months ended June 30, 1999. While certain expenses also increased as a result of the growth in the Company's annuity business, the incremental profits from a larger deposit base allowed the Company to offset a greater portion of its fixed operating costs and expenses.

     Traditional life and accident and health insurance premiums increased 11% to $3,071,000 for the second quarter of 1999, and 7%to $6,012,000 for the six months ended June 30, 1999 compared to $2,764,000 and $5,634,000, respectively, for the same periods in 1998. These increases are principally attributable to increases in direct life insurance premiums.

         Annuity product charges (surrender charges assessed against annuity withdrawals) increased 827% to $629,000 for the second quarter of 1999, and 805% to $1,046,000 for the six months ended June 30, 1999 compared to $68,000 and $116,000, respectively, for the same periods in 1998. These increases are principally attributable to the growth in the Company's annuity business and correspondingly, increases in annuity policy withdrawals subject to surrender charges. Annuity policy withdrawals were $22,888,000 for the six months ended June 30,1999 compared to $7,718,000 for the same period in 1998.

     Net investment income increased 117% to $12,902,000 in the second quarter of 1999, and 116% to $22,967,000 for the six months ended June 30, 1999 compared to $5,959,000 and $10,649,000, respectively, for the same periods in 1998. The invested assets (amortized cost basis) increased 156% to $992,904,000 at June 30, 1999 compared to $387,245,000 at June 30, 1998, while the annualized effective yield earned on average invested assets remained unchanged at 7.51% for the six months ended June 30,1999 and 1998.

     Traditional life and accident and health insurance benefits increased 36% to $2,381,000 in the second quarter of 1999, and 7% to $3,929,000 for the six months ended June 30, 1999 compared to $1,756,000 and $3,659,000, respectively, for the same periods in 1998. These increases are principally attributable to an increases in reserves related to the increase in direct life insurance premiums.

                 American Equity Investment Life Holding Company
                 -----------------------------------------------

     Interest credited to annuity policyholder account balances increased 101% to $6,695,000 in the second quarter of 1999 and 135% to $12,379,000 for the six months ended June 30, 1999 compared to $3,324,000 and $5,273,000, respectively, for the same periods in 1998. These increases are principally attributable to increases in annuity liabilities. At June 30, 1999, the weighted average crediting rate for the Company's annuity liabilities, excluding interest rate bonuses guaranteed for the first year of the annuity contract, was 5.15%, compared to 5.28% at June 30, 1998.

     Interest expense on notes payable decreased 18% to $167,000 for the second quarter of 1999, and 9% to $369,000 for the six months ended June 30, 1999. Outstanding borrowings remained constant at $10,000,000 during these periods, but the applicable interest rate decreased from 8.04% for the three and six months ended June 30, 1998, to 7.25% for the three months ended June, 30, 1999 and an average rate of 7.33% for the six months ended June 30,1999.

     Interest expense on amounts due under repurchase agreements increased 130% to $985,000 in the second quarter of 1999, and 105% to $1,684,000 for the six months ended June 30,1999 compared to $428,000 and $820,000, respectively for the same periods in 1998. These increases were principally attributable to the larger average balance of funds borrowed, offset in part by a lower cost of funds in 1999. See Note C of the Notes to Consolidated Financial Statements.

     Amortization of deferred policy acquisition costs and value of insurance in force acquired increased 185% to $2,183,000 in the second quarter of 1999, and 193% to $3,874,000 for the six months ended June 30, 1999 compared to $765,000 and $1,321,000, respectively, for the same periods in 1998. These increases are primarily due to the growth in the Company's annuity business as discussed above.

     Other operating costs and expenses increased 27% to $3,318,000 in the second quarter of 1999, and 23% to $6,654,000 for the six months ended June 30, 1999, compared to $2,622,000 and $5,426,000, respectively, for the same periods in 1998. These increases are principally attributable to increases in home office staff and related salaries and costs of employment.

     Income tax expense increased from a benefit of $29,000 in the second quarter of 1998 and $26,000 for the six months ended June 30,1998 to an expense of $363,000 and $548,000, respectively, for the same periods in 1999. The Company's effective income tax rate of 44% for the second quarter of 1999, and 51% for the six months ended June 30,1999 exceed the federal statutory rate of 34% primarily because the Company has established a valuation allowance against deferred income tax assets of the non-life insurance entities due to the uncertainty of the Company's ability to utilize such income tax benefits in the future.

Financial Condition

     Cash and investments increased 56% during the six months ended June 30, 1999 as a result of the growth in the Company's annuity business discussed above and an increase in borrowings under repurchase agreements from $49,000,000 at December 31, 1998 to $63,963,000 at June 30, 1999. At June 30, 1999, the fair value of the Company's available-for-sale fixed maturity securities and equity securities was $28,952,000 less than the amortized cost of those investments as a result of the increase of approximately 50 basis points in mid-term and long-term interest rates that occurred in the first six months of 1999. At June 30, 1999, the

                 American Equity Investment Life Holding Company
                 -----------------------------------------------

amortized cost of the Company's fixed maturity securities held for investment exceeded the market value by $37,794,000 for the same reason.

     The Company did not issue any debt securities during the first six months of 1999. In April 1999, certain stockholders exercised warrants to purchase an aggregate of 114,083 shares of common stock at $12 per share resulting in proceeds of $1,369,000 (before costs of $22,000),which have been retained by the Company for general corporate purposes.

     The statutory capital and surplus of the Company's life insurance subsidiary at June 30, 1999 was $88,261,000 and its statutory net income for the six months ended June 30, 1999 was $8,405,000. The life insurance subsidiary made surplus note interest payments to the Company of $227,000 during the six months ended June 30,1999. For the remainder of 1999, up to $7,618,000 can be distributed by the life insurance subsidiary as dividends or surplus note payments without prior regulatory approval.

     Dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. The Company's life insurance subsidiary had $23,005,000 of earned surplus at June 30, 1999.

     The transfer of funds by the Company's life insurance subsidiary is also restricted by certain covenants in the Company's loan agreements, which, among other things, require the life insurance subsidiary to maintain statutory capital and surplus (including asset valuation and interest maintenance reserves) equal to the greater of (i) $73,000,000 or (ii) 85% of statutory capital and surplus plus the asset valuation and interest maintenance reserves as of the prior year end. Under the most restrictive of these limitations, $16,295,000 of the life insurance subsidiary's earned surplus at June 30, 1999 would be available for distribution by the life insurance subsidiary to the Company.

Year 2000 Readiness Disclosure

     Many computer programs were originally written using two digits rather than four digits to identify a particular year. Such programs may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, these computer programs could cause system failures or miscalculations in the year 2000, with possible adverse effects on the Company's operations.

     During the first quarter of 1998, the Company developed a strategy to identify and then test its internal computer programs which are date sensitive. The Company's systems for administering its group life policies were identified as having two-digit date codes. Conversion to four-digit codes and testing of such converted systems commenced in the second quarter of 1998 and was completed prior to December 31, 1998. These systems are now year 2000 compliant. The costs of testing and conversion charged to expense during 1998 were approximately $25,000.

     The policy issue and administration system for the Company's individual annuity and life insurance business is a system developed from the outset using four digits for the year. This system was purchased from a third party vendor in the fourth quarter of 1996. At that time, the vendor provided the Company with a letter of year 2000 compliance for this system. However, the Company did not rely solely on the compliance letter and began a comprehensive systems test in the third quarter of 1998. Testing included processing daily,

                 American Equity Investment Life Holding Company
                 -----------------------------------------------

monthly, quarterly and annual business cycles through February 29,2000. Internal testing was completed during the fourth quarter of 1998. These systems were determined to be year 2000 compliant. The costs of testing of this system charged to expense during 1998 were approximately $10,000. The Company expects to install a vendor upgrade to this system in the third quarter of 1999. The vendor has provided the Company with a letter of year 2000 compliance for this upgrade, and the Company will test the system after installation to ensure year 2000 readiness. The costs of such testing are not expected to exceed $10,000.

     External testing with third party providers of computer dependent services was completed during the first quarter of 1999. The most critical of these providers to the Company's ongoing business operations is the financial institution with which the company electronically interfaces each business day for the processing of premium collections and commission payments. Integrated testing between the Company and this financial institution was successfully completed in February 1999. Testing included all types of ACH (Automated Clearing House) transactions. The cost of such testing charged to expense in 1999 was approximately $5,000.

     Additionally, the Company is in the process of instituting a corporate wide disaster recovery plan for its data systems that will include both its Iowa and Alabama locations. Both locations will be prepared to serve the other in the event of a prolonged business outage. The plan will incorporate contingencies for year 2000 interruptions caused by certain third party providers and other outside elements for which adequate testing cannot be conducted. These would include, for example, utility companies that supply electricity and water.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     There have been no material changes in the Company's market risks of financial instruments since the date of the filing of the Company's registration on Form 10 (May 5, 1999).

                 American Equity Investment Life Holding Company
                 -----------------------------------------------

                                    PART II.
                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(a) At the annual meeting of shareholders held June 7, 1999, the shareholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock from 10,000,000 to 25,000,000. See Item 4(c)(ii) below.

(c) In April, 1999, certain stockholders exercised warrants to purchase 114,083 shares of common stock at $12 per share resulting in proceeds of approximately $1,369,000 before the costs of issuance.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company's annual shareholders meeting was held on June 7, 1999.

(b) and (c)(i) Election of the following directors to the Company's
               Board of Directors:

                                                      AGAINST OR
                                            FOR        WITHHELD
                                         ---------    ----------
               David J. Noble            4,257,320      30,250
               James M. Gerlach          4,257,320      30,250
               Robert L. Hilton          4,257,320      30,250
               Ben T. Morris             4,257,320      30,250
               David S. Mulcahy          4,257,320      30,250
               A. J. Strickland III      4,257,320      30,250
               Harley A. Whitfield       4,257,320      30,250
               John C. Anderson          4,257,320      30,250

          (ii) Approval of Amendment to Articles of Incorporation - Increase in Authorized Common Shares. Shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of its Common Stock, par value $1 per share, from 10,000,000 to 25,000,000 shares. There were 4,226,945 votes cast for the amendment; 18,750 cast against; and 23,375 abstentions.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27   Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                 American Equity Investment Life Holding Company
                 -----------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6,1999                AMERICAN EQUITY INVESTMENT LIFE
                                   HOLDING COMPANY

                                   By: /s/ David J. Noble
                                       -----------------------------------------
                                       David J. Noble, Chief Executive Officer
                                       (Principal Executive Officer)

                                   By: /s/ Wendy L. Carlson
                                       -----------------------------------------
                                       Wendy L. Carlson, Chief Financial Officer
                                       (Principal Financial Officer)

                                   By: /s/ Terry A. Reimer
                                       -----------------------------------------
                                       Terry A. Reimer, Executive Vice President
                                       (Principal Accounting Officer)