Form 10-Q
period 1999-09-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 1999-11-12
CIK 1039828

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

                For the quarterly period ended September 30, 1999


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                        Commission File Number : 0-25985

                 American Equity Investment Life Holding Company
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

            Iowa                                     42-1447959
            ----                                     ----------
    (State of Incorporation)             (I.R.S. Employer Identification No.)

                         5000 Westown Parkway, Suite 440
                           West Des Moines, Iowa 50266
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (515) 221-0002
                                 --------------
                                   (Telephone)

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

Yes [X]    No [ ]


                        APPLICABLE TO CORPORATE ISSUERS:

        Shares of common stock outstanding at October 31, 1999: 4,712,310

                                     PART I.
                              FINANCIAL INFORMATION



Item 1. Financial Statements.

                 American Equity Investment Life Holding Company

                           Consolidated Balance Sheets

                                                           September 30,    December 31,
                                                               1999            1998
                                                          --------------   --------------
                                                            (unaudited)      (audited)
Assets
Cash and investments:
    Fixed maturity securities:
        Available-for-sale, at market (amortized cost:
         1999 - $811,759,359;1998 - $600,300,562)         $  780,444,165   $  601,897,562
        Held for investment, at amortized cost (market:
         $319,523,860)                                       358,524,093             --
    Equity securities, at market (cost: $16,190,339)          14,977,759             --
    Derivative instruments                                    20,143,551       16,171,621
    Policy loans                                                 228,681          192,184
    Cash and cash equivalents                                 12,532,226       15,891,779
                                                          --------------   --------------
 Total cash and investments                                1,186,850,475      634,153,146

Receivable from other insurance companies                        514,320          616,737
Premiums due and uncollected                                   1,171,409        1,684,698
Accrued investment income                                      9,166,162        2,946,796
Property, furniture and equipment, less accumulated
  depreciation: 1999 -- $1,403,014; 1998 -- $859,085           1,147,350        1,242,228
Value of insurance in force acquired                             831,677        1,068,906
Deferred policy acquisition costs                            100,540,177       32,005,772
Intangibles, less accumulated amortization:
     1999 - $620,363; 1998 -- $472,306                         2,077,213          646,142
Deferred income tax asset                                     25,155,292        8,289,499
Other assets                                                  10,932,299          206,462
Assets held in separate account                                  153,369          151,450


                                                          --------------   --------------
 Total assets                                             $1,338,539,743   $  683,011,836
                                                          ==============   ==============

                            (Continued on next page)

See accompanying notes.

                 American Equity Investment Life Holding Company

                                                              September 30,       December 31,
                                                                  1999                1998
                                                             ---------------    ---------------
                                                               (unaudited)         (audited)
Liabilities and stockholders' equity
Liabilities:
   Policy benefit reserves:
       Traditional life and accident and health              $    14,961,266    $    11,317,156
         insurance products
       Annuity products                                        1,097,331,176        529,765,023
   Other policy funds and contract claims                          9,839,078          6,315,598
   Provision for experience rating refunds                           266,198            833,679
   Notes payable                                                  15,000,000         10,000,000
   Amounts due under repurchase agreements                        33,662,500         49,000,000
   Amounts due on securities purchased but not settled at
     period end                                                   65,620,026               --
   Federal income taxes payable                                    1,199,607          1,648,822
   Other liabilities                                              14,802,168          7,849,587
   Liabilities related to separate accounts                          153,369            151,450
                                                             ---------------    ---------------
      Total liabilities                                        1,252,835,388        616,881,315

Minority interest in subsidiary:
    Company-obligated convertible mandatorily redeemable
      preferred securities of subsidiary trust                    25,970,140
    Other                                                            173,135

Stockholders' equity:
   Series Preferred Stock, par value $1 per share,
        2,000,000 shares authorized; 625,000 shares of
        1998 Series A Participating Preferred stock issued
        and outstanding                                              625,000            625,000
   Common Stock, par value $1 per share - 25,000,000
        shares authorized; issued and outstanding:
        1999 -- 4,711,685 shares; 1998 -  4,581,962 shares         4,711,685          4,581,962
   Additional paid-in capital                                     66,158,235         64,783,117
   Accumulated other comprehensive income (loss)                  (8,567,171)           420,035
   Retained earnings deficit                                      (3,366,669)        (4,279,593)
                                                             ---------------    ---------------
Total stockholders' equity                                        59,561,080         66,130,521
                                                             ---------------    ---------------
Total liabilities and stockholders' equity                   $ 1,338,539,743    $   683,011,836
                                                             ===============    ===============

See accompanying notes.

                 American Equity Investment Life Holding Company

                      Consolidated Statements of Operations
                                   (unaudited)

                                                  Three months ended September 30  Nine months ended September 30
                                                  -------------------------------  ------------------------------
                                                        1999            1998            1999            1998
                                                    ------------    ------------    ------------    ------------
Revenues:
   Traditional life and accident and health
     insurance premiums                             $  3,306,239    $  1,940,985    $  9,318,731    $  7,574,589
   Annuity product charges                               712,516         249,378       1,758,596         365,013
   Net investment income                              19,835,304       7,493,655      42,802,001      18,142,946
   Realized gains (losses) on investments                (57,267)           --           (86,933)        300,526
                                                    ------------    ------------    ------------    ------------
Total revenues                                        23,796,792       9,684,018      53,792,395      26,383,074
Benefits and expenses:
   Insurance policy benefits and change in future
     policy benefits                                   2,549,110       1,636,079       6,478,530       5,295,494
   Interest credited to account balances              11,992,874       4,546,337      24,371,971       9,819,251
   Interest expenses on notes payable                    239,184         185,364         608,220         592,071
   Interest expense on amounts due under
     repurchase agreements                               759,303         460,711       2,442,856       1,281,018
   Amortization of deferred policy acquisition
     costs and value of insurance in force
     acquired                                          3,819,682         693,681       7,693,896       2,014,460
   Amortization of goodwill                               17,500          17,500          52,500          52,500
   Other operating costs and expenses                  3,589,276       2,402,147      10,243,598       7,828,220
                                                    ------------    ------------    ------------    ------------
Total benefits and expenses                           22,966,929       9,941,819      51,891,571      26,883,014
                                                    ------------    ------------    ------------    ------------
Income (loss) before income taxes                        829,863        (257,801)      1,900,824        (499,940)
                                                    ------------    ------------    ------------    ------------
Income tax benefit (expense):
   Current                                            (4,939,697)       (610,791)    (13,050,785)     (2,708,080)
   Deferred                                            4,672,828         592,150      12,236,020       2,715,413
                                                    ------------    ------------    ------------    ------------
                                                        (266,869)        (18,641)       (814,765)          7,333
Minority interest in earnings in subsidiary:
    Dividends on company-obligated convertible
      mandatorily redeemable preferred securities
      of subsidiary trust                               (173,135)           --          (173,135)           --
                                                    ------------    ------------    ------------    ------------
Net income (loss)                                   $    389,859    $   (276,442)   $    912,924    $   (492,607)
                                                    ============    ============    ============    ============

Basic earnings (loss) per common share              $       0.08    $      (0.06)   $       0.20    $      (0.11)
                                                    ============    ============    ============    ============

Diluted earnings (loss) per common share            $       0.08    $      (0.06)   $       0.16    $      (0.11)
                                                    ============    ============    ============    ============

See accompanying notes.

                 American Equity Investment Life Holding Company

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                    Nine months ended September 30
                                                                    ------------------------------
                                                                        1999              1998
                                                                    -------------    -------------
Operating activities
Net income (loss)                                                   $     912,922    $    (492,608)
Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
   Adjustments related to interest sensitive products:
        Interest credited to account balances                          24,371,971        9,819,251
        Annuity product charges                                        (1,758,596)        (365,013)
   Increase in traditional life and accident and health
         insurance reserves                                             3,644,110          720,983
   Policy acquisition costs deferred                                  (49,899,722)     (18,231,589)
   Amortization of deferred policy acquisition costs                    7,456,667        1,728,444
   Provision for depreciation and other amortization                      929,216          710,229
   Amortization of discount and premiums on fixed
         maturity securities and derivative instruments               (11,272,860)      (9,808,888)
   Deferred income taxes                                              (12,236,020)      (2,715,413)
   Change in federal income taxes                                        (449,215)      (2,840,662)
   Realized (gain) loss on sale of investments                             86,933         (300,526)
   Other                                                               (6,437,941)      10,677,376
                                                                    -------------    -------------
Net cash used in operating activities                                 (44,652,535)     (11,098,416)

Investing activities Maturities or repayments of investments:
   Fixed maturity securities - available-for-sale                     289,059,607      132,008,620
                                                                    -------------    -------------
                                                                      289,059,607      132,008,620
Acquisition of investments:
   Fixed maturity securities - available-for-sale                    (425,133,995)    (407,020,163)
   Fixed maturity securities - held for investment                   (341,707,425)            --
   Equity securities                                                  (16,190,339)
   Derivative instruments                                             (26,004,989)      (6,801,785)
   Policy loans                                                           (36,497)         (16,522)
                                                                    -------------    -------------
                                                                     (809,073,245)    (413,838,470)
Proceeds from sale of property                                               --          2,094,619
Purchase of property, furniture and equipment                            (449,049)        (327,370)
                                                                    -------------    -------------

Net cash used in investing activities                                (520,462,687)    (280,062,601)


                            (Continued on next page)

See accompanying notes.

                 American Equity Investment Life Holding Company

                                   (unaudited)

                                                                    Nine months ended September 30
                                                                    ------------------------------
                                                                        1999              1998
                                                                    -------------    -------------
Financing activities
Receipts credited to annuity policyholder account balances          $ 585,367,760    $ 265,116,787
Return of annuity policyholder account balances                       (39,253,179)     (13,975,791)
Financing fees deferred                                                (1,579,128)            --
Proceeds from notes payable                                             5,000,000             --
Accrued distributions on company-obligated convertible
  mandatorily redeemable preferred securities of subsidiary trust         173,135             --
Change in amounts due under repurchase agreements                     (15,337,500)      40,997,500
Net proceeds from issuance of common stock                              1,414,441        1,020,990
Proceeds from company-obligated convertible mandatorily
  redeemable preferred securities of subsidiary trust                  25,970,140             --
                                                                    -------------    -------------
Net cash provided by financing activities                             561,755,669      293,159,486
                                                                    -------------    -------------
Increase(decrease) in cash and cash equivalents                        (3,359,553)       1,998,469

Cash and cash equivalents at beginning of period                       15,891,779        7,719,829
                                                                    -------------    -------------
Cash and cash equivalents at end of period                          $  12,532,226    $   9,718,298
                                                                    =============    =============

Supplemental disclosures of cash flow information
Cash paid during period for:
    Interest                                                        $   3,051,076    $   1,873,129
    Income taxes                                                       13,500,000        5,650,000
Non-cash financing and investing activities:
    Bonus interest deferred as policy acquisition costs                 5,583,554        3,873,786


See accompanying notes.

                 American Equity Investment Life Holding Company

                   Notes to Consolidated Financial Statements
                                   (unaudited)

                               September 30, 1999


NOTE A - BASIS OF PRESENTATION

The unaudited consolidated financial statements as of September 30, 1999 and for the periods ended September 30, 1999 and 1998, as well as the audited consolidated balance sheet as of December 31, 1998, include the accounts of the Company and its wholly-owned subsidiaries, American Equity Investment Life Insurance Company, American Equity Capital Trust I, American Equity Investment Properties, L.C. and American Equity Capital, Inc. All significant intercompany accounts and transactions have been eliminated.

The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company's financial position and results of operations on a basis consistent with the prior audited financial statements.

NOTE B - FIXED MATURITY SECURITIES

Fixed maturity securities that the Company has the positive intent and ability to hold to maturity are designated as "held for investment". Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the market value of these securities, except for declines that are other than temporary, are not reflected in the Company's financial statements. The Company records income from these securities based upon the accrual of the original issue discount ("OID") attributable to the difference between the face amount and the offering price when first issued from the date of purchase to the respective maturity dates. Income attributable to any additional discounts from the OID is accrued from the date of purchase to the nearest date on which the securities may be called for redemption.

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

NOTE C - CHANGES IN AMOUNTS DUE UNDER REPURCHASE AGREEMENTS

As part of its investment strategy, the Company enters into securities lending programs to increase its return on investments and improve its liquidity. These transactions are accounted for as amounts due under repurchase agreements (short-term collateralized borrowings). Such borrowings averaged approximately $63,412,000 and $28,871,000 for the nine months ended September 30, 1999 and 1998, respectively, and were collateralized by investment securities with fair market values approximately equal to the amount due. The weighted average interest rate on amounts due under repurchase agreements was 5.11% and 5.88% for the nine months ended September 30, 1999 and 1998, respectively.

                 American Equity Investment Life Holding Company

                   Notes to Consolidated Financial Statements
                                   (unaudited)

NOTE D - EARNINGS PER SHARE

The weighted-average shares used to determine basic earnings per share and the adjusted weighted-average shares used to determine diluted earnings per share for the periods ended September 30, 1999 and 1998 were as follows:

                              Three months ended September 30   Nine months ended September 30
                              -------------------------------  -------------------------------
                                   1999            1998           1999             1998
                              --------------  ---------------  --------------  ---------------
Weighted-average shares         4,701,258      4,422,646        4,647,079        4,421,458
Adjusted weighted-average
  shares                        6,477,779      4,422,646(1)     6,231,229        4,421,458(1)


         (1) A net loss was incurred in these periods and thus no adjustment for dilution is permitted.


NOTE E - COMMON STOCK

In April, 1999, certain stockholders exercised warrants to purchase 114,083 shares of common stock at $12 per share resulting in proceeds of approximately $1,369,000, before expenses of issuance of approximately $22,000.

In September 1999, an employee exercised options to acquire 6,600 shares of common stock (of which 6,000 were exercisable at $10 per share and 600 were exercisable at $12 per share) and other rights to receive deferred compensation payable in the form of 9,040 shares of common stock.

NOTE F - MINORITY INTEREST

In September, 1999, American Equity Capital Trust I (the "Trust"), a wholly-owned subsidiary of the Company, issued $25,970,000 of 8% Convertible Trust Preferred Securities (the "Trust Preferred Securiites"). In connection with the Trust's issuance of the Trust Preferred Securities and the related purchase by the Company of all of the Trust's common securities, the Company issued to the Trust $26,773,000 in principal amount of its 8% Convertible Junior Subordinated Debentures, due September 30, 2029 (the "Debentures"). The sole assets of the Trust are the Debentures and any interest accrued thereon. Each Trust Preferred Security is convertible into one share of common stock of the Company at a conversion price equal to the lesser of (i) $30 per share or (ii) 90% of the initial price per share to the public of the Company's common stock sold in connection with its initial public offering of such common stock (the "IPO"), upon the earlier of the 91st day following the IPO or September 30, 2002. The interest payment dates on the Debentures correspond to the distribution dates on the Trust Preferred Securities. The Trust Preferred Securities, which have a liquidation value of $30 per share plus accrued and unpaid distributions, mature simultaneously with the Debentures. As of September 30, 1999, 865,671.33 shares of Trust Preferred Securities were outstanding, all of which are unconditionally guaranteed by the Company to the extent of the assets of the Trust.

NOTE G - SUBSEQUENT EVENT

In October, 1999, American Equity Capital Trust II (Trust II"), a wholly-owned subsidiary of the Company, issued 97,000 shares of 5% Trust Preferred Securities (liquidation value $97,000,000) (the "5% Trust Preferred Securities") to an institutional investor (the "Purchaser"). The 5% Trust Preferred Securities have been assigned a fair value of $72,490,000 (based upon an effective 7% yield-to-maturity). The consideration received by Trust II in connection with the issuance of the 5% Trust Preferred Securities consisted of fixed income trust preferred securities of equal value which were owned by the Purchaser and issued by an affiliate of the Purchaser in May, 1997. This affiliate of the Purchaser is a significant beneficial holder of common stock of the Company.

In connection with Trust II's issuance of the 5% Preferred Securities and the related purchase by the Company of all of Trust II's common securities, the Company issued to Trust II $100,000,000 in principal amount of its 5% Subordinated Debentures, due June 1, 2047 (the "5% Debentures"). The sole assets of Trust II are the 5% Debentures and any interest accrued thereon. The interest payment dates on the 5% Debentures correspond to the distribution dates on the 5% Trust Preferred Securities. The 5% Trust Preferred Securities mature simultaneously with the Debentures. All of the 5% Trust Preferred Securities are unconditionally guaranteed by the Company to the extent of the assets of Trust II.

                 American Equity Investment Life Holding Company
                 -----------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Management's discussion and analysis reviews the consolidated financial position of the Company at September 30, 1999, and the consolidated results of operations for the periods ended September 30, 1999 and 1998, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and other financial information, including management's discussion and analysis, included in the Company's Form 10.

         All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management or oral statements) relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things:


         * general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) the Company's ability to sell its products, its ability to access capital resources and the costs associated therewith, the market value of the Company's investments and the lapse rate and profitability of policies

         *        customer response to new products and marketing initiatives

         * mortality and other factors which may affect the profitability of the Company's products

         * changes in Federal income tax laws and regulations which may affect the relative income tax advantages of the Company's products

         *        increasing competition in the sale of annuities

         * regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products

         * the ability to achieve Year 2000 readiness for significant systems and operations on a timely basis

         * the risk factors or uncertainties listed from time to time in the Company's private placement memorandums or filings with the Securities and Exchange Commission

                 American Equity Investment Life Holding Company
                 -----------------------------------------------


Results of Operations

Three and nine months ended September 30, 1999 and 1998

         The Company had net income of $390,000 for the third quarter of 1999 and $913,000 for the nine months ended September 30,1999, compared to net losses of $276,000 and $493,000, respectively, for the same periods in 1998. Net income in 1999 is a direct result of the growth in the Company's annuity business which began to accelerate in the third quarter of 1997. Annuity reserves grew from $73,689,000 at September 30, 1997 to $410,201,000 at September 30,1998 and
$1,097,331,000 at September 30, 1999. New annuity deposits during the nine months ended September 30, 1999 increased 121% to $585,368,000, compared to $265,117,000 for the same period in 1998. The increased annuity production is a direct result of the growth in the Company's agency force which increased from 4,450 agents at December 31, 1997 to 10,525 agents at December 31, 1998 and 16,325 agents at September 30, 1999.

         The growth in the Company's annuity business resulted in a sizeable increase in the Company's investment spread for the three months and nine months ended September 30, 1999. While certain expenses also increased as a result of the growth in the Company's annuity business, the incremental profits from a larger deposit base allowed the Company to offset a greater portion of its fixed operating costs and expenses.

         Traditional life and accident and health insurance premiums increased 70% to $3,306,000 for the third quarter of 1999, and 23% to $9,319,000 for the nine months ended September 30, 1999 compared to $1,941,000 and $7,575,000, respectively, for the same periods in 1998. These increases are principally attributable to increases in direct life insurance premiums.

         Annuity product charges (surrender charges assessed against annuity withdrawals) increased 186% to $713,000 for the third quarter of 1999, and 382% to $1,759,000 for the nine months ended September 30, 1999 compared to $249,000 and $365,000, respectively, for the same periods in 1998. These increases are principally attributable to the growth in the Company's annuity business and correspondingly, increases in annuity policy withdrawals subject to surrender charges. Annuity policy withdrawals were $39,253,000 for the nine months ended September 30,1999 compared to $13,976,000 for the same period in 1998.

         Net investment income increased 165% to $19,835,000 in the third quarter of 1999, and 136% to $42,802,000 for the nine months ended September 30, 1999 compared to $7,494,000 and $18,143,000, respectively, for the same periods in 1998. The invested assets (amortized cost basis) increased 144% to $1,205,633,000 at September 30, 1999 compared to $494,933,000 at September 30,
1998, while the annualized effective yield earned on average invested assets remained unchanged at 7.50% for the nine months ended September 30,1999 and 1998.

         Traditional life and accident and health insurance benefits increased 56% to $2,549,000 in the third quarter of 1999, and 22% to $6,479,000 for the nine months ended September 30, 1999 compared

                 American Equity Investment Life Holding Company
                 -----------------------------------------------


to $1,636,000 and $5,295,000, respectively, for the same periods in 1998. These increases are principally attributable to an increases in reserves related to the increases in direct life insurance premiums.

         Interest credited to annuity policyholder account balances increased 164% to $11,993,000 in the third quarter of 1999 and 148% to $24,372,000 for the nine months ended September 30, 1999 compared to $4,546,000 and $9,819,000, respectively, for the same periods in 1998. These increases are principally attributable to increases in annuity liabilities. At September 30, 1999, the weighted average crediting rate for the Company's annuity liabilities, excluding interest rate bonuses guaranteed for the first year of the annuity contract, was 5.12%, compared to 5.20% at September 30, 1998.

         Interest expense on notes payable increased 18% to $239,000 for the third quarter of 1999, and 9% to $608,000 for the nine months ended September 30, 1999 compared to $185,000 and $592,000, respectively, for the same periods in 1998. Outstanding borrowings increased from $10,000,000 to $15,000,000 in August, 1999. The applicable interest rate decreased from 8.04% for the three and nine months ended September 30, 1998, to 7.62% for the three months ended September, 30, 1999 and an average rate of 7.43% for the nine months ended September 30,1999.

         Interest expense on amounts due under repurchase agreements increased 65% to $759,000 in the third quarter of 1999, and 91% to $2,443,000 for the nine months ended September 30,1999 compared to $461,000 and $1,281,000, respectively for the same periods in 1998. These increases were principally attributable to the larger average balance of funds borrowed, offset in part by a lower cost of funds in 1999. See Note C of the Notes to Consolidated Financial Statements.

         Amortization of deferred policy acquisition costs and value of insurance in force acquired increased 444% to $3,777,000 in the third quarter of 1999, and 280% to $7,652,000 for the nine months ended September 30, 1999 compared to $694,000 and $2,014,000, respectively, for the same periods in 1998. These increases are primarily due to the growth in the Company's annuity business as discussed above.

         Other operating costs and expenses increased 51% to $3,632,000 in the third quarter of 1999, and 31% to $10,286,000 for the nine months ended September 30, 1999, compared to $2,402,000 and $7,828,000, respectively, for the same periods in 1998. These increases are principally attributable to increases in home office staff and related salaries and costs of employment.

         Income tax expense increased 1305% from $19,000 in the third quarter of 1998 to $267,000 in the third quarter of 1999, and from a benefit of $7,000 to an expense of $815,000 for the nine months ended September 30, 1999. The Company's effective income tax rate of 41% for the third quarter of 1999, and 47% for the nine months ended September 30,1999 exceed the federal statutory rate of 34% primarily because the Company has established a valuation allowance against deferred income tax assets of the non-life insurance entities due to the uncertainty of the Company's ability to utilize such income tax benefits in the future.

                 American Equity Investment Life Holding Company
                 -----------------------------------------------


Financial Condition

         Cash and investments increased 87% during the nine months ended September 30, 1999 as a result of (i) the growth in the Company's annuity business discussed above and (ii) the issuance of the 8% Convertible Trust Preferred Securities described in Note F to Consolidated Financial Statements. At September 30, 1999, the fair value of the Company's available-for-sale fixed maturity securities and equity securities was $32,527,774 less than the amortized cost of those investments as a result of the increase of (i) the increase in the level of long term interest rates, (ii) a widening of the interest rate spread between Treasury securities and non-treasury bonds, and
(iii) higher volatility in the level of interest rates which impacts the value of rights to call bonds before maturity. At September 30, 1999, the amortized cost of the Company's fixed maturity securities held for investment exceeded the market value by $39,000,000 for the same reason.

         As described in Note F to Consolidated Financial Statements, in September 1999, American Equity Capital Trust I (the "Trust"), a wholly-owned subsidiary of the Company, issued $25,970,000 of 8% Convertible Trust Preferred Securities (the "Trust Preferred Securities"). In connection with the Trust's issuance of the Preferred Securities and the related purchase by the Company of all of the Trust common securities, the Company issued to the Trust $26,773,000 in principal amount of its 8% Convertible Junior Subordinated Debentures, due September 30, 2029 (the "Debentures"). The sole assets of the Trust are the Debentures and any interest accrued thereon. The interest payment dates on the Debentures correspond to the distribution dates on the 8%Convertible Trust Preferred Securities. The 8% Convertible Trust Preferred Securities, which have a liquidation value of $30 per share plus accrued and unpaid distributions, mature simultaneously with the Debentures. As of September 30, 1999, 865,671.33 shares of 8% Convertible Trust Preferred Securities were outstanding, all of which are unconditionally guaranteed by the Company to the extent of the assets of the Trust. The Company contributed $20,000,000 to the capital and surplus of its life company subsidiary and intends to use the remainder for general corporate purposes.

         In April 1999, certain stockholders exercised warrants to purchase an aggregate of 114,083 shares of common stock at $12 per share resulting in proceeds of $1,369,000 (before costs of $22,000),which have been retained by the Company for general corporate purposes.

         In September 1999, an employee exercised options to acquire 6,600 shares of Common Stock (of which 6,000 were exercisable at $10 per share and 600 were exercisable at $12 per share) resulting in proceeds of $67,200.

         The statutory capital and surplus of the Company's life insurance subsidiary at September 30, 1999 was $112,003,000 and its statutory net income for the nine months ended September 30, 1999 was $11,895,000. The life insurance subsidiary made surplus note interest payments to the Company of $385,000 during the nine months ended September 30,1999. For the remainder of 1999, up to $7,460,000 can be distributed by the life insurance subsidiary as dividends or surplus note payments without prior regulatory approval.

                 American Equity Investment Life Holding Company
                 -----------------------------------------------


         Dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. The Company's life insurance subsidiary had $25,913,000 of earned surplus at September 30, 1999.

         The transfer of funds by the Company's life insurance subsidiary is also restricted by certain covenants in the Company's loan agreements, which, among other things, require the life insurance subsidiary to maintain statutory capital and surplus (including asset valuation and interest maintenance reserves) equal to the greater of (i) $73,000,000 or (ii) 85% of statutory capital and surplus plus the asset valuation and interest maintenance reserves as of the prior year end. Under the most restrictive of these limitations, all of the life insurance subsidiary's earned surplus at September 30, 1999 would be available for distribution by the life insurance subsidiary to the Company.

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

         During the first quarter of 1998, the Company developed a strategy to identify and then test its internal computer programs which are date sensitive. The Company's systems for administering its group life policies were identified as having two-digit date codes. Conversion to four-digit codes and testing of such converted systems commenced in the third quarter of 1998 and was completed prior to December 31, 1998. These systems are now year 2000 compliant. The costs of testing and conversion charged to expense during 1998 were approximately $25,000.

         The policy issue and administration system for the Company's individual annuity and life insurance business is a system developed from the outset using four digits for the year. This system was purchased from a third party vendor in the fourth quarter of 1996. At that time, the vendor provided the Company with a letter of year 2000 compliance for this system. However, the Company did not rely solely on the compliance letter and began a comprehensive systems test in the third quarter of 1998. Testing included processing daily, monthly, quarterly and annual business cycles through February 29,2000. Internal testing was completed during the fourth quarter of 1998. These systems were determined to be year 2000 compliant. The costs of testing of this system charged to expense during 1998 were approximately $10,000. The Company installed a vendor upgrade to this system in October 1999. The vendor has provided the Company with a letter of year 2000 compliance for this upgrade, and the Company will test the system after installation to ensure year 2000 readiness. The costs of such testing are not expected to exceed $10,000.

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

                 American Equity Investment Life Holding Company
                 -----------------------------------------------



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

         In a worst case scenario, if the Company's policy issue and administration systems were inoperable, the Company could manually issue and administer policies. Similarly, if ACH transactions were suspended, the Company could manually issue commission checks and deposit premium receipts. Because manual operations are more time consuming, these functions would not occur as rapidly and delays of a few days to a few weeks could be experienced. In addition, the Company may need to hire temporary staff to assist with such manual operations. This would entail some additional expense although the Company does not believe it would be material.

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

         In September, 1999, American Equity Capital Trust I (the "Trust"), a wholly-owned subsidiary of the Company, issued $25,970,000 of 8% Convertible Trust Preferred Securities (the "Trust Preferred Securities") to 114 accredited investors in a private placement transaction. In connection with the Trust's issuance of the Trust Preferred Securities and the related purchase by the Company of all of the Trust's common securities, the Company issued to the Trust $26,773,000 in principal amount of its 8% Convertible Junior Subordinated Debentures, due September 30, 2029 (the "Debentures"). The sole assets of the Trust are the Debentures and any interest accrued thereon. Each Trust Preferred Security is convertible into one share of common stock of the Company at a conversion price equal to the lesser of (i) $30 per share or (ii) 90% of the initial price per share to the public of the Company's common stock sold in connection with its initial public offering of such common stock (the "IPO"), upon the earlier of the 91st day following the IPO or September 30, 2002. The interest payment dates on the Debentures correspond to the distribution dates on the Trust Preferred Securities. The Trust Preferred Securities, which have a liquidation value of $30 per share plus accrued and unpaid distributions, mature simultaneously with the Debentures. As of September 30, 1999, 865,671.33 shares of Trust Preferred Securities were outstanding, all of which are unconditionally guaranteed by the Company to the extent of the assets of the Trust.

         Also in September 1999, an employee exercised options to acquire 6,600 shares of common stock (of which 6,000 were exercisable at $10 per share and 600 were exercisable at $12 per share) and other rights to receive deferred compensation payable in the form of 9,040 shares of common stock.

         In October, 1999, American Equity Capital Trust II (Trust II"), a wholly-owned subsidiary of the Company, issued 97,000 shares of 5% Trust Preferred Securities (liquidation value $97,000,000) (the "5% Trust Preferred Securities") to an institutional investor (the "Purchaser"). The 5% Trust Preferred Securities have been assigned a fair value of $72,490,000 (based upon an effective 7% yield-to-maturity). The consideration received by Trust II in connection with the issuance of the 5% Trust Preferred Securities consisted of fixed income trust preferred securities of equal value which were owned by the Purchaser and issued by an affiliate of the Purchaser in May, 1997. This affiliate of the Purchaser is a significant beneficial holder of common stock of the Company.

         In connection with Trust II's issuance of the 5% Trust Preferred Securities and the related purchase by the Company of all of Trust II's common securities, the Company issued to Trust II $100,000,000 in principal amount of its 5% Subordinated Debentures, due June 1, 2047 (the "5% Debentures"). The sole assets of Trust II are the 5% Debentures and any interest accrued thereon. The interest payment dates on the 5% Debentures correspond to the distribution dates on the 5% Trust Preferred Securities. The 5% Trust Preferred Securities mature simultaneously with the Debentures. All of the 5% Trust Preferred Securities are unconditionally guaranteed by the Company to the extent of the assets of Trust II.


Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits:
                27     Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 11, 1999         AMERICAN EQUITY INVESTMENT LIFE
                                   HOLDING COMPANY


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