Form 10-K
period 1999-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2000-03-29
CIK 1039828

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     (Mark One)

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or


     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

                        Commission File Number: 0-25985

                 American Equity Investment Life Holding Company
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)


          Iowa                                          42-1447959
          ----                                          ----------
  (State of Incorporation)                  (I.R.S. Employer Identification No.)

         5000 Westown Parkway, Suite 440              (515) 221-0002
         West Des Monies, Iowa   50266                 --------------
         -------------------------------                (Telephone)
    (Address of principal executive offices)


     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1 per share

================================================================================

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes  X   No
                                            ---     ---

     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: No public market exists nor has active trading occurred.

     Shares of common stock outstanding as of February 29, 2000: 4,712,310

     Documents incorporated by reference: Portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held June 30, 2000 are incorporated by reference into Part III of this report.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this From 10-K. [_]

                                     PART I

Item 1.  Business

     American Equity Investment Life Holding Company was formed on December 15, 1995, to develop, market, issue and administer annuities and life insurance through its life insurance subsidiary. We are a full service under writer of a broad array of annuity and insurance products. Our business consists primarily of the sale of equity-index and fixed rate annuities. Our business strategy is to focus on our annuity business and earn predicable returns by managing investment spreads and investment risk.

     As a foundation for beginning our business, we acquired two blocks of in-force insurance from American Life and Casualty Insurance Company, the principal operating subsidiary of The Statesman Group, Inc., of which our Chairman, David J. Noble, and our Executive Vice Presidents, James M. Gerlach and Terry A. Reimer, were previously officers. In September 1996, we acquired Century Life Insurance Company which expanded our licensing authority to 23 states and the District of Columbia. We then merged our life subsidiary into Century Life Insurance Company and renamed the merged entity "American Equity Investment Life Insurance Company."

     We were incorporated in the State of Delaware on December 15, 1995, and reincorporated in the State of Iowa on January 7, 1998. Our executive offices are located at 5000 Westown Parkway, Suite 440, West Des Moines, IA 50266, and our telephone number is (515) 221-0002. Information contained on our website is not a part of this report.

Products

     Our products include equity-index annuities, fixed rate annuities, a variable annuity and life insurance.

     Equity-Index Annuities. Equity-index annuities accounted for approximately 64% of the total annuity deposits collected during 1999. These products allow purchasers to earn investment returns linked to equity index appreciation without the risk of loss of their principal.

     The annuity contract value is equal to the premiums paid, increased for returns which are based upon a percentage (the "participation rate") of the annual appreciation (based in certain situations on monthly averages) in a recognized index or benchmark. The participation rate, which we may reset annually, generally varies among the equity-index products from 65% to 100%. Some of the products also have an "asset fee" of from 1% to 4% which is deducted from the interest to be credited. The asset fees may be adjusted annually by us, subject to stated maximums. In addition, some products apply an overall maximum limit (or "cap") on the amount of annual interest the policyholder may earn in any one contract year, and the applicable cap also may be adjusted annually subject to stated minimums. The minimum guaranteed contract values are equal to 80% to 100% of the premium collected plus interest credited at an annual rate of 3%. The annuities provide for penalty-free withdrawals of up to 10% of premium or accumulation value (depending on the product) in each year after the first year of the annuity's term. Other withdrawals are subject to a surrender charge ranging initially from 9% to 25% over a surrender period of from five to fifteen years. During the applicable surrender charge period, the surrender charges on some equity-index products remain level, while on other equity-index products, the surrender charges decline by one to two percentage points per year. After a number of years, as specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, or for a combination of these payment options. We purchase call options on the applicable indexes as an investment to provide the income needed to fund the amount of the annual appreciation required to be credited on the equity-index products.

     Fixed Rate Annuities. These products, which accounted for approximately 36% of the total annuity deposits collected during 1999, include single premium deferred annuities ("SPDAs"), flexible premium deferred annuities ("FPDAs") and single premium immediate annuities ("SPIAs"). An SPDA generally involves the tax-deferred accumulation of interest on a single premium paid by the policyholder. After a number of years, as specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, or for a combination of these payment options. FPDAs are similar to SPDAs in many respects, except that the FPDA allows additional premium payments in varying amounts by the policyholder without the filing of a new application. Our SPDAs and FPDAs generally have an interest rate (the "crediting rate") that is guaranteed by us for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate to any rate at or above a guaranteed minimum rate. The guaranteed rate on all policies in force and new issues ranges from 3% to 4%. The initial crediting rate is largely a function of the interest rate we can earn on invested assets acquired with new annuity fund deposits and the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender assumptions, competitive industry pricing and crediting rate history for particular groups of annuity policies with similar characteristics.

     Approximately 90% of our fixed rate annuity sales have been "bonus" products. The initial crediting rate on these products specifies a bonus crediting rate ranging from 1% to 7% of the annuity deposit for the first policy year only. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established. Generally, there is a compensating adjustment in the commission paid to the agent to offset the first year interest bonus. In all situations, we obtain an acknowledgement from the policyholder, upon policy issuance, that a specified portion of the first year interest will not be paid in renewal years. As of December 31, 1999, crediting rates on our outstanding SPDAs and FPDAs generally ranged from 5.00% to 5.85% excluding interest bonuses guaranteed for the first year. The average crediting rate on FPDAs and SPDAs including interest bonuses was 6.51%, and the average crediting rate on those products excluding bonuses was 5.11%.

     The policyholder is typically permitted to withdraw all or a part of the premium paid, plus accumulated interest credited to the account (the "accumulation value"), subject to the assessment of a surrender charge for withdrawals in excess of specified limits. Most of our SPDAs and FPDAs provide for penalty-free withdrawals of up to 10% of the accumulation value each year after the first year, subject to limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period which generally ranges from five to fifteen years after the date the policy is issued. This surrender charge is initially 9% to 25% of the accumulation value and generally decreases by approximately one to two percentage points per year during the surrender charge period. Surrender charges are set at levels to protect us from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates. This practice lengthens the effective duration of the policy liabilities and enables us to maintain profitability on such policies.

     Our SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issue. The amounts, frequency, and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a terminated annuity contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 5.10% at December 31, 1999.

     Variable Annuity. Variable annuities differ from equity-index and fixed rate annuities in that the policyholder, rather than the insurance company, bears the investment risk and the policyholder's rate of return is dependent upon the performance of the particular investment option selected by the policyholder. Profits on variable annuities are derived from the fees charged to policyholders. Sales to date have been insignificant.

     In December 1997, we entered into a strategic alliance with Farm Bureau Life Insurance Company for the development, marketing and administration of variable annuity products. This agreement enabled us to introduce variable products into our product line. An affiliate of Farm Bureau provides the administrative support necessary to manage this business, and is paid an administrative fee for those services. We share in 30% of the risks, costs and operating results of these products through a reinsurance arrangement. See the discussion under Reinsurance for additional information regarding this arrangement as well as Farm Bureau's beneficial ownership of our common stock. Our variable product became available for sale in the third quarter of 1998.

         Life Insurance. These products include traditional ordinary and term, universal life and other interest-sensitive life insurance products. As a result of the acquisition of the National Guard Life insurance business from American Life and Casualty Insurance Company we are one of the largest life insurance Icarriers for members of the state National Guard Associations, with more than $1.5 billion of life insurance in force. We intend to continue offering a complete line of life insurance products for individual and group markets.

Investments

     Investment activities are an integral part of our business, and investment income is a significant component of our total revenues. Profitability of many of our products is significantly affected by spreads between interest yields on investments and rates credited on annuity liabilities. Although substantially all credited rates on SPDAs and FPDAs may be changed annually, changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 1999, the average yield, computed on the amortized cost basis of our investment portfolio, was 7.41%; the average interest rate credited or accruing to our fixed rate annuity liabilities, excluding interest bonuses guaranteed for the first year of the annuity contract, was 5.11%.

     We manage the index-based risk component of our equity-index annuities by purchasing call options on the applicable indexes to hedge such risk and adjusting the participation rates, asset fee rates and other product features to reflect the change in the cost of such options (which varies based on market conditions).

         For additional information regarding the composition of our investment portfolio and our interest rate risk management, see Management's Discussion and AInalysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk, and Note 3 of the Notes to the Audited Consolidated Financial Statements included elsewhere in this report.

Marketing

     We market our products primarily to individuals in the United States ages 45-75 who are seeking to accumulate tax-deferred savings. We believe that significant growth opportunities exist for annuity products because of favorable demographic and economic trends. According to the U.S. Census Bureau, there were
33.5 million Americans age 65 and older in 1995, representing 13% of the U.S. population. By 2030, this sector of the population is expected to increase to 22% of the total population. Our products are particularly attractive to this group as a result of the guarantee of principal, competitive rates of credited interest, tax-deferred growth and alternative payout options.

     We market our products through a variable cost brokerage distribution network. We emphasize high quality service to our agents and policyholders. Approximately 95% of new annuity policies are issued within 48 hours of our receipt of the application and initial premium, and commissions to agents are paid weekly. We believe these factors have been significant in building excellent relationships with our existing agency force.

     We have recruited approximately 18,000 independent agents and agencies ranging in profile from national sales organizations to personal producing general agents. We aggressively recruit new agents and expect to continue to expand our independent agency force. In our recruitment efforts, we emphasize that agents have direct access to our executive officers, giving us an edge in recruiting over larger and foreign-owned competitors. We are currently licensed to sell our products in 42 states and the District of Columbia. We have applied or anticipate applying for licenses to sell our products in the remaining states.

     The insurance brokerage distribution system is comprised of insurance brokers and marketing organizations. We are pursuing a strategy to increase the size of our brokerage distribution network by developing relationships with national and regional marketing organizations. These organizations typically recruit agents for us by advertising our products and our commission structure, through direct mail advertising, or through seminars for insurance agents and brokers. These organizations bear most of the cost incurred in marketing our products. We compensate marketing organizations by paying them a percentage of the commissions earned on new annuity and life policy sales generated by the agents recruited in such organizations. We also conduct other incentive programs for agents from time to time. We generally do not enter into exclusive arrangements with these marketing organizations.

     Two of our national marketing organizations accounted for more than 10% of the annuity deposits and insurance premiums collected during 1999. One of these organizations produced approximately 15% of the collections and the other produced approximately 13%. The states with the largest share of direct premiums collected are: California (16.4%), Florida (15.9%), Michigan (5.9%), Texas (5.4%) and Arizona (5.2%).

Competition and Ratings

     We operate in a highly competitive industry. Most of our competitors are substantially larger and enjoy substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships. Our annuity products compete with equity-index, fixed rate and variable annuities sold by other insurance companies and also with mutual fund products, traditional bank investments and other investment and retirement funding alternatives. Insurers compete with other insurance companies, financial intermediaries and other institutions based on a number of factors, including premium rates, policy terms and conditions, service provided to distribution channels and policyholders, ratings by rating agencies, reputation and broker compensation.

     The sales agents for our products use the ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's annuity to market . In recent years, the market for annuities has been dominated by those insurers with the highest ratings. Our life subsidiary has received a rating of A- (Excellent) from A. M. Best Company and Api from Standard & Poor's.

     Ratings generally involve quantitative and qualitative evaluations of a company's financial condition and operating performance. Generally, rating agencies base their ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions. Ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors and are not recommendations to buy, sell or hold securities.

     A. M. Best ratings currently range from A++ (Superior) to F (In Liquidation), and include 15 separate ratings categories. Within these categories, A++ (Superior) and A+ (Superior) are the highest, followed by A (Excellent) and A- (Excellent). Publications of A. M. Best indicate that the A and A- ratings are assigned to those companies that, in A. M. Best's opinion, have demonstrated excellent overall performance when compared to the standards established by A. M. Best and have demonstrated a strong ability to meet their obligations to policyholders over a long period of time.

     Standard & Poor's insurer financial strength ratings currently range from AAA to NR, and include 10 separate ratings categories. Within these categories, AAA and AA are the highest, followed by A and BBB. Publications of Standard & Poor's indicate that an insurer rated "BBB" or higher is regarded as having financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. In addition, an insurer with a rating of A is regarded as having strong financial security characteristics. Ratings denoted with a "pi" subscript are insurer financial strength ratings based on an analysis of an insurer's published financial information and additional information in the public domain. They do not reflect in-depth meetings with an insurer's management and are therefore based on less comprehensive information than ratings without a "pi" subscript.

     A.M. Best and Standard & Poor's review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant. If our ratings were to be downgraded for any reason, we could experience a material decline in the sales of our products and the persistency of our in-force business.

Reinsurance

     Consistent with the general practice of the life insurance industry, our life subsidiary enters into agreements of indemnity reinsurance with other insurance companies in order to reinsure portions of the coverage provided by its life and accident and health insurance products. Indemnity reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to diversify its risks. Indemnity reinsurance does not discharge the original insurer's primary liability to the insured. Our reinsured business is primarily ceded to two reinsurers. We believe the assuming companies are able to honor all contractual commitments, based on our periodic review of their financial statements, insurance industry reports and reports filed with state insurance departments. We do not use financial or surplus relief reinsurance.

     As of December 31, 1999, the policy risk retention limit was $100,000 or less on all policies issued by us. Reinsurance ceded by us was immaterial and reinsurance that we assumed (through the acquisition of two blocks of in-force insurance from American Life and Casualty Insurance Company) represented approximately 39% of net life insurance in force.

     During 1998, our life subsidiary entered into a modified coinsurance agreement to cede 70% of its variable annuity business to an affiliate of Farm Bureau Life Insurance Company. Farm Bureau beneficially owns 33.27% of the Company's common stock. Under this agreement and related administrative services agreements, the Company paid Farm Bureau's affiliate $155,908 and $77,954 for the years ended December 31, 1999 and 1998, respectively. The modified coinsurance agreement has an initial term of four years and will continue thereafter until termination by written notice at the election of either party. Any such termination will apply to the submission or acceptance of new policies, and business reinsured under the agreement prior to any such termination is not eligible for recapture before the expiration of 10 years.

Regulation

         Life insurance companies are subject to regulation and supervision by the states in which they transact business. State insurance laws establish supervisory agencies with broad regulatory authority, including the power to:

     o    grant and revoke licenses to transact business;

     o    regulate and supervise trade practices and market conduct;

     o    establish guaranty associations;

     o    license agents;

     o    approve policy forms;

     o    approve premium rates for some lines of business;

     o    establish reserve requirements;

     o prescribe the form and content of required financial statements and reports;

     o determine the reasonableness and adequacy of statutory capital and surplus;

     o    perform financial, market conduct and other examinations;

     o    define acceptable accounting principles;

     o    regulate the type and amount of permitted investments; and

     o limit the amount of dividends and surplus note payments that can be paid without obtaining regulatory approval.

     Our life subsidiary is subject to periodic examinations by state regulatory authorities. The Iowa Insurance Division completed an examination of our life subsidiary as of December 31, 1997 in 1998. No adjustments were recommended or required as a result of this examination.

     Most states have also enacted regulations on the activities of insurance holding company systems, including acquisitions, extraordinary dividends, the terms of surplus notes, the terms of affiliate transactions and other related matters. We are registered pursuant to such legislation in Iowa. Recently, a number of state legislatures have considered or have enacted legislative proposals that alter, and in many cases, increase the authority of state agencies to regulate insurance companies and holding company systems.

     Most states, including Iowa, where our life subsidiary is domiciled, have enacted legislation or adopted administrative regulations affecting the acquisition of control of insurance companies as well as transactions between insurance companies and persons controlling them. The nature and extent of such legislation and regulations currently in effect vary from state to state. However, most states require administrative approval of the direct or indirect acquisition of 10% or more of the outstanding voting securities of an insurance company incorporated in the state. The acquisition of 10% of such securities is generally deemed to be the acquisition of "control" for the purpose of the holding company statutes and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition. In many states, the insurance authority may find that "control" in fact does not exist in circumstances in which a person owns or controls more than 10% of the voting securities.

     Although the federal government does not directly regulate the business of insurance, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation can significantly affect the insurance business. In addition, legislation has been passed which could result in the federal government assuming some role in regulating insurance companies and which allows combinations between insurance companies, banks and other entities.

     The Securities and Exchange Commission has requested comments as to whether equity-index annuities, such as those sold by us, should be treated as securities under the Federal securities laws rather than as insurance products. Treatment of these products as securities would likely require additional registration and licensing of these products and the agents selling them, as well as cause us to seek additional marketing relationships for these products.

     In recent years, the National Association of Insurance Commissioners ("NAIC"), an association of state regulators and their staffs, has approved and recommended to the states for adoption and implementation several model laws and regulations including:

     o    investment reserve requirements;

     o risk-based capital ("RBC") standards for determining the level of statutory capital and surplus an insurer must maintain in relation to its investment and insurance risks;

     o    codification of insurance accounting principles;

     o    additional investment restrictions;

     o    restrictions on an insurance company's ability to pay dividends; and

     o    life product illustrations

     The NAIC is currently developing new model laws or regulations, including:

     o    product design standards;

     o    reserve requirements; and

     o    annuity product illustrations.

     These model laws and regulations may be adopted by the various states in which our life subsidiary is licensed, but the ultimate content and timing of any statutes and regulations adopted by the states cannot be determined at this time. It is not possible to predict the future impact of changing state and federal regulations on our operations. Furthermore, there can be no assurance that existing insurance related laws and regulations will not become more restrictive in the future or that laws and regulations enacted in the future will not be more restrictive.

     The NAIC's RBC requirements are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. The RBC formula defines a new minimum capital standard which supplements low, fixed minimum capital and surplus requirements previously implemented on a state-by-state basis. Such requirements are not designed as a ranking mechanism for adequately capitalized companies.

     The NAIC's RBC requirements provide for four levels of regulatory attention depending on the ratio of a company's total adjusted capital to its RBC. Adjusted capital is defined as the total of statutory capital, surplus, asset valuation reserve and certain other adjustments. Calculations using the NAIC formula at December 31, 1999, indicate that the ratio of total adjusted capital to RBC for us exceeded by approximately 4 times the highest level at which regulatory action might be triggered.

     Our life subsidiary also may be required, under the solvency or guaranty laws of most states in which it does business, to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. Assessments related to business reinsured for periods prior to the effective date of the reinsurance are the responsibility of the ceding companies. Given the short period of time since the inception of our business, we believe that assessments, if any, will be minimal.

Federal Income Taxation

     The annuity and life insurance products that we market and issue generally provide the policyholder with an income tax advantage, as compared to other savings investments, such as certificates of deposit and taxable bonds, in that income taxation on any increases in the contract values of these products is deferred until it is received by the policyholder. With other savings investments, the increase in value is generally taxed as earned. Annuity benefits and life insurance benefits, which accrue prior to the death of the policyholder, are generally not taxable until paid. Life insurance death benefits are generally exempt from income tax. Also, benefits received on immediate annuities are recognized as taxable income ratably, as opposed to the methods used for some other investments which tend to accelerate taxable income into earlier years. The tax advantage for annuities and life insurance is provided in the Internal Revenue Code of 1986, as amended (the "Code"), and is generally followed in all states and other United States taxing jurisdictions.

     From time to time, various tax law changes have been proposed that could have an adverse effect on our business, including the elimination of all or a portion of the income tax advantage for annuities and life insurance. If legislation were enacted to eliminate the tax deferral for annuities, such a change would have an adverse effect on our ability to sell non-qualified annuities. Non-qualified annuities are annuities that are not sold to an individual retirement account or other qualified retirement plan.

     Our life subsidiary is taxed under the life insurance company provisions of the Code. Provisions in the Code require a portion of the expenses incurred in selling insurance products to be capitalized and deducted over a period of years, as opposed to immediate deduction in the year incurred. This provision increases the tax for statutory accounting purposes which reduces statutory surplus and, accordingly, decreases the amount of cash dividends that may be paid by our life subsidiary.

Employees

     As of December 31, 1999, we had 113 full-time employees, of which 103 are located in Des Moines, Iowa, and 10 are located in the Pell City, Alabama offices. We have experienced no work stoppages or strikes and consider our relations with our employees to be excellent. None of our employees are represented by a union.

Other Subsidiaries

     We formed American Equity Investment Properties, L.C., an Iowa limited liability company to hold title to an office building in Birmingham, Alabama, where a portion of our life subsidiary's operations were conducted. The building was sold in 1998, and American Equity Investment Properties, L.C. now holds the remaining cash proceeds from the sale of the building. There are no present plans to dissolve American Equity Investment Properties, L.C., which may be used in the future to facilitate other aspects of our business.

     On February 16, 1998, we formed American Equity Capital, Inc., an Iowa corporation, in connection with the introduction of variable products as a part of our product mix. American Equity Capital, Inc. acts as the broker-dealer for the sale of our variable products and will recruit other broker-dealers to establish a distribution network for these products.

     On July 9, 1999, we formed American Equity Capital Trust I, a Delaware statutory business trust. On October 25, 1999, we formed American Equity Capital Trust II, a Delaware statutory business trust. We formed these trusts in connection with the issuance of two issues of trust preferred securities. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of the Notes to the Audited Consolidated Financial Statements included elsewhere in this report.

Item 2.  Properties.

     We do not own any real estate. We lease space for our principal offices in West Des Moines, Iowa, pursuant to written leases for approximately 26,550 square feet at an annual rental of $480,588. The leases expire on June 30, 2004 and have a renewal option of an additional five year term at a rental rate equal to the prevailing fair market value. We also lease space for our office in Pell City, Alabama, pursuant to a written lease dated January 3, 2000, for approximately 3,380 square feet at an annual rental of $43,095. This lease expires on December 31, 2004.

Item 3. Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     There is no established public trading market for our common stock. As of February 29, 2000, we had 284 common shareholders.

     In 1999, we paid a cash dividend of $0.02 per share on our common stock and our participating convertible preferred stock. We intend to continue to pay an annual cash dividend on such shares so long as we have sufficient capital and/or future earnings to do so. However, we anticipate retaining most of our future earnings, if any, for use in our operations and the expansion of our business.

     Our credit agreement contains a restrictive covenant which limits our ability to declare or pay any dividends. In addition, since we are a holding company, our ability to pay cash dividends depends in large measure on our subsidiaries' ability to make distributions of cash or property to us. Iowa insurance laws restrict the amount of distributions our life subsidiary can pay to us without the approval of the Iowa Insurance Division. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 7 and 10 of the Notes to the Audited Consolidated Financial Statements included elsewhere in this report.

     Any further determination as to dividend policy will be made by our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.

         For information regarding unregistered sales of equity securities Iduring 1999, see our Form 10-Qs for the quarters ending June 30, 1999 and September 30, 1999.

Item 6.  Selected Consolidated Financial Data

         The following selected consolidated financial data as of and for the periods indicated should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this report.

                                                                      Year Ended December 31
                                          -------------------------------------------------------------------
                                               1999               1998            1997               1996
                                          --------------      ------------     ------------       -----------
STATEMENT OF OPERATIONS DATA:
Revenues
   Insurance policy income                $   13,746,532      $ 11,170,655     $ 11,436,803       $14,554,714
   Net investment income                      64,609,612        26,356,472        4,018,617           865,155
   Realized gains on investments               1,454,417           426,782              --                --
                                          --------------      ------------     ------------       -----------
      Total revenue                           79,810,561        37,953,909       15,455,420        15,419,869

Benefits and expenses
   Insurance policy benefits and change
    in future polic benefits                   7,231,895         6,084,893        7,440,080         8,787,700
   Interest credited to account balances      41,726,895        15,837,912        2,129,686            77,831
   Interest expense on notes payable             896,383           788,770          979,826           493,801
   Interest expense on amounts due under
    repurchase agreements                      3,490,849         1,528,718          291,547               --
   Amortization of deferred policy
    acquisition costs and value
    of insurance in force acquired            11,240,271         3,946,133        1,143,032           879,916
   Amortization of goodwill                       70,000            70,000           70,000            17,500
   Other operating costs and expenses         12,058,398         8,692,813        8,160,863         6,302,094
                                          --------------      ------------     ------------       -----------
      Total benefits and expenses             76,714,691        36,949,239       20,215,034        16,558,842
                                          --------------      ------------     ------------       -----------

Income (loss) before income taxes              3,095,870         1,004,670       (4,759,614)       (1,138,973)
Income tax (expense) benefit                   1,369,835          (760,483)       1,390,226               --
                                          --------------      ------------     ------------       -----------
                                               4,465,705           244,187       (3,369,388)       (1,138,973)
Minority interest in earnings of
 subsidiaries:
   Earnings attributable to company-
    obligated mandatorily redeemable
    preferred securities of subsidiary
    trusts                                    (2,022,359)              --               --                --
                                          --------------      ------------     ------------       -----------
Net income (loss)                         $    2,443,346      $    244,187     $ (3,369,388)      $(1,138,973)
                                          ==============      ============     ============       ===========

PER SHARE DATA:
Basic earnings (loss) per common share    $         0.52      $       0.05     $      (2.11)      $     (1.90)
Diluted earnings (loss) per common share            0.42              0.05            (2.11)            (1.90)
Dividends declared per common share                 0.02               --               --                --

BALANCE SHEET DATA (at period end):
Total assets                              $1,665,503,450      $683,011,836     $229,418,131       $35,214,597
Policy benefit reserves                    1,358,875,848       541,082,179      155,998,268        11,846,566
Notes payable                                 20,600,000        10,000,000       10,000,000        10,000,000
Trust preferred securities issued by
 subsidiary trusts                            98,981,629               --               --                --
Stockholders' equity                          34,324,291        66,130,521       54,426,049        10,137,102

OTHER FINANCIAL DATA:
Life subsidiary statutory capital and
 surplus at December 31                   $  139,855,053      $ 80,947,913     $ 64,709,809       $17,302,272
Life subsidiary statutory net income
 for the year ended December 31               17,837,476         4,803,545        4,470,284         1,174,811



Item 7. Management's discussion and Analysis of Financial Condition and Results of Operations

     Management's discussion and analysis reviews our consolidated financial position at December 31, 1999 and 1998, and our consolidated results of operations for the three years ended December 31, 1999, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this report.

     All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission, press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things:

     o general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated therewith, the market value of our investments and the lapse rate and profitability of policies

     o    customer response to new products and marketing initiatives

     o mortality and other factors which may affect the profitability of our products

     o changes in the Federal income tax laws and regulations which may affect the relative income tax advantages of our products

     o    increasing competition in the sale of annuities

     o regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products

     o the risk factors or uncertainties listed from time to time in our private placement memorandums or filings with the Securities and Exchange Commission

Results of Operations

     Business Overview. We effectively commenced business on January 1, 1996, shortly after our formation and incorporation. As a foundation for beginning our business, we acquired two blocks of in-force insurance from another insurance company, of which several of our executive officers were previously employees. Later in 1996, we acquired another life insurance company with no in-force insurance which expanded our licensing authority to sell insurance and annuities to 23 states and the District of Columbia. Since then, we have expanded our licensing to 42 states and the District of Columbia.

     We specialize in the sale of individual annuities (primarily deferred annuities) and, to a lesser extent, we also sell life insurance. Under generally accepted accounting principles, premium collections for deferred annuities are reported as deposit liabilities instead of as revenues. Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited to the policyholder, or the "investment spread," as well as realized gains on investments. In the case of equity-index annuities, the investment spread consists of net investment income in excess of the amortization of the cost of the options purchased to fund the index-based component of the policyholder's return. Revenue is also recognized from surrender charges deducted from the policyholder's account balance.

     Commissions and certain other costs relating to the production of new and renewal business are not expensed when incurred but instead are capitalized as deferred policy acquisition costs. Deferred policy acquisition costs for annuities are amortized into expense with the emergence of gross profits. Under certain circumstances, deferred policy acquisition costs will be expensed earlier than originally estimated, for example, when policy terminations are higher than originally estimated and when investments relating to the liabilities of such products are called or sold at a gain prior to anticipated maturity.

     We had net income of $2,443,000 for the year ended December 31, 1999, compared to net income of $244,000 in 1998 and a net loss of $3,369,000 in 1997. The trend in net income is a direct result of the substantial growth in our annuity business which began to accelerate in the third quarter of 1997. Annuity reserves grew from $23,657,000 at June 30, 1997 to $146,311,000 at December 31, 1997, $529,765,000 at December 31, 1998 and $1,342,256,000 at December 31, 1999.
New annuity deposits for the year ended December 31, 1999 increased 116% to $814,605,000, compared to $377,917,000 for 1998. The 1998 amount represented a 166% increase over the 1997 amount of $141,854,000, of which $121,430,000 was collected in the second half of the year. The increased annuity production is a direct result of the growth in our agency force, which increased from approximately 400 agents at December 31, 1996, to 4,450 agents at December 31, 1997, 10,525 agents at December 31, 1998 and 18,000 agents at December 31, 1999.

     The growth in our annuity business resulted in a sizeable increase in our investment spread for 1999 and 1998. While certain expenses also increased as a result of the growth in our annuity business, the incremental profits from a larger deposit base allowed us to offset a greater portion of our fixed operating costs and expenses. Our 1999 results also benefitted from a gain of $1,542,000 on the termination of a total return swap contract. Our 1998 results also benefitted from a gain of $275,000 on the sale of an office building in Birmingham, Alabama, from which our operations in that location were previously conducted. The comparison of 1998 to 1997 was also favorably impacted by certain costs and expenses recognized in 1997 as discussed below under Other operating costs and expenses.

     Traditional life and accident and health insurance premiums decreased 2% to $10,294,000 in 1999 and 8% to $10,528,000 in 1998 from $11,425,000 in 1997. The majority of our traditional life and accident and health insurance premiums consist of group policies sold to a limited market. Because our primary focus is the sale of annuities, we have made no effort to expand sales of these products to other markets. As a result, sales of such products have declined slightly.

     Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) increased 437% to $3,452,000 in 1999, and 5,258% to $643,000 in 1998, from
$12,000 in 1997. These increases are principally attributable to the growth in our annuity business and correspondingly, increases in annuity policy withdrawals subject to surrender charges. Withdrawals from annuity and single premium universal life policies were $60,845,000, $23,637,000 and $2,419,000 for 1999, 1998 and 1997,
respectively.

     Net investment income increased 145% to $64,610,000 in 1999 and 556% to $26,356,000 in 1998 from $4,019,000 in 1997. These increases are principally attributable to the growth in our annuity business and correspondingly, increases in our invested assets. Invested assets (amortized cost basis) increased 147% to $1,499,730,000 at December 31, 1999 and 199% to $607,764,000
at December 31, 1998 compared to $203,034,000 at December 31, 1997, while the effective yield earned on average invested assets was 7.34%, 7.46% and 7.80% for 1999, 1998, and 1997, respectively.

     Realized gains on investments increased 241% to $1,454,000 in 1999 compared to $427,000 in 1998 and $0 in 1997. The increase in 1999 was primarily attributable to a gain realized on the termination of a total return swap contract. In 1998, realized gains consisted of a gain of $152,000 on the sale of fixed maturity securities and a gain of $275,000 on the sale of our office building in Alabama.

     Traditional life and accident and health insurance benefits increased 19% to $7,232,000 in 1999 and decreased 18% to $6,085,000 in 1998 compared to
$7,440,000 in 1997. The increase in 1999 was attributable to an increase in death benefits and surrenders, and the decrease in 1998 was attributable to a decrease in those items for that year.

     Interest credited to annuity policyholder account balances increased 163% to $41,727,000 in 1999 and 644% to $15,838,000 in 1998 from $2,130,000 in 1997.
These increases are principally attributable to increases in annuity liabilities. The amounts are also impacted by changes in the weighted average crediting rate for our fixed rate annuity liabilities, which, excluding interest rate bonuses guaranteed for the first year of the annuity contract, was 5.11%, 5.20% and 5.43% at December 31, 1999, 1998 and 1997, respectively. The weighted average crediting rate, including interest rate bonuses guaranteed for the first year of the annuity contract, was 6.51%, 7.05%, and 7.25% at December 31, 1999, 1998 and 1997, respectively.

     Interest expense on notes payable increased 14% to $896,000 in 1999 and decreased 19% to $789,000 in 1998 from $980,000 in 1997. The 1999 increase is attributable to increases in the outstanding borrowings in the third and fourth quarters of 1999, offset in part by a decrease in the average applicable interest rate. The 1998 decrease is attributable to lower interest rates. The applicable interest rate declined from 8.41% for 1997 to 7.96% for 1998, and 7.52% for 1999.

     Interest expense on amounts due under repurchase agreements increased 128% to $3,491,000 in 1999 and 424% to $1,529,000 in 1998 from $292,000 in 1997.
These increases were principally attributable to larger average balances of funds borrowed, offset in part by a lower cost of funds in 1999. See Note 7 of the Notes to the Audited Consolidated Financial Statements included elsewhere in this report.

     Amortization of deferred policy acquisition costs and value of insurance in force acquired increased 185% to $11,240,000 in 1999 and 245% to $3,946,000 in 1998 from $1,143,000 in 1997. These increases are primarily due to the growth in our annuity business as discussed above.

     Other operating costs and expenses increased 39% to $12,058,000 in 1999 and 7% to $8,693,000 in 1998 from $8,161,000 in 1997. These increases are principally attributable to increases in employees and related salaries and costs of employment. The comparison of 1998 to 1997 is also favorably impacted by $1,864,000 of costs and expenses for two items in 1997. These items were: (i) $1,236,000 for agency and product development costs that were expensed in 1997 in the year incurred rather than being capitalized and amortized to expense in subsequent years and (ii) $628,000 for compensation expense as a result of an amendment to the stock option agreement with our chairman and president. See Note 9 of the Notes to the Audited Consolidated Financial Statements included elsewhere in this report.

     Income tax expense for 1999 was a benefit of $1,370,000 compared to an expense of $760,000 in 1998, and a benefit of $1,390,000 in 1997. The benefit in 1999 is attributable to: (i) the elimination of the December 31, 1998 valuation allowance on deferred income tax assets of $1,537,000 and (ii) tax benefits of $708,000 attributable to the redeemable preferred securities of subsidiaries. Excluding these two items, 1999 income tax expense would have been $815,000 for an effective income tax rate of 27%. The effective income tax rates for 1998 and 1997, excluding the impact of changes in the valuation allowance for deferred income tax assets were 36% and 44%, respectively. These effective income tax rates varied from the applicable statutory federal income tax rates of 35% for 1999 and 34% for 1998 and 1997 principally because: (i) in 1999, the December 31, 1998 net deferred tax asset was adjusted to the 35% rate; (ii) in 1998, we had certain nondeductible expenses; and (iii) in 1997, we qualified as a small life insurance company under provisions of the Internal Revenue Code and recognized the small company deduction only available to such companies. See
Note 6 of the Notes to the Audited Consolidated Financial Statements included elsewhere in this report.

     Minority interest in earnings of subsidiaries includes amounts for distributions and the accretion of the issue discount on company-obligated mandatorily redeemable preferred stocks of subsidiary trusts issued in 1999. Tax benefits attributable to these amounts are reported as a reduction of income tax expense. See Note 8 of the Notes to the Audited Consolidated Financial Statements included elsewhere in this report.

Financial Condition

     Investments. Our investment strategy is to maintain a predominantly investment grade fixed income portfolio, provide adequate liquidity to meet our cash obligations to policyholders and others and maximize current income and total investment return through active investment management. Consistent with this strategy, our investments principally consist of fixed maturity securities and short-term investments. We also have approximately 3% of our invested assets at December 31, 1999 in derivative instruments (equity market index call options) purchased in connection with the issuance of equity-index annuities.

     Insurance statutes regulate the type of investments that our life subsidiary is permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and our business and investment strategy, we generally seek to invest in United States government and government-agency securities and corporate securities rated investment grade by established nationally recognized rating organizations or in securities of comparable investment quality, if not rated.

     We have classified a substantial portion of our fixed maturity investments as available-for-sale to maximize investment flexibility. Available-for-sale securities are reported at market value and unrealized gains and losses, if any, on these securities are included directly in a separate component of stockholders' equity, thereby exposing stockholders' equity to incremental volatility due to changes in market interest rates and the accompanying changes in the reported value of securities classified as available-for-sale, with stockholders' equity increasing as interest rates decline and, conversely, decreasing as interest rates rise.

     Liabilities. Our liability for policy benefit reserves increased $817,794,000 and $385,084,000 during 1999 and 1998, respectively, to
$1,358,876,000 at December 31, 1999 and $541,082,000 at December 31, 1998,
primarily due to annuity sales as discussed above. Substantially all of our annuity products have a surrender charge feature designed to reduce early withdrawal or surrender of the policies and to partially compensate us for our costs if policies are withdrawn early. Notwithstanding these policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates.

     On October 18, 1996, we borrowed $10,000,000 from two banks under a variable rate revolving credit agreement. Proceeds from the borrowing were contributed to the capital and surplus of our life subsidiary ($6,000,000) and used to refinance indebtedness we incurred to capitalize our life subsidiary at the time of its formation ($4,000,000). During 1999, this line of credit was increased to permit maximum borrowings of $25,000,000, and we borrowed an additional $10,600,000, bringing our liability for notes payable to $20,600,000 at December 31, 1999. We loaned the proceeds of the 1999 borrowings to American Equity Investment Service Company (see discussion that follows under Liquidity of Parent Company). The loan matures on March 31, 2001 with an option for a four year extension as a term loan. Under this agreement, we are required to maintain minimum capital and surplus levels at our life subsidiary and meet certain other financial and operating ratio requirements. We are also prohibited from incurring other indebtedness for borrowed money without obtaining a waiver from the lenders and from paying dividends on our capital stock in excess of 10% of our consolidated net income for the prior fiscal year (except that in 1999 we were permitted to make a dividend payment equal to 44% of our consolidated net income for 1998).

     Stockholders' Equity. We were initially capitalized in December, 1995 and January, 1996 through the issuance of shares of Common Stock for cash of $4,000,000. Subsequent to our initial capitalization (400,000 shares of Common Stock after a May 29, 1996 100-for-1 stock split), we issued additional shares of Common Stock, warrants to purchase shares of Common Stock and shares of Series Preferred Stock convertible into shares of Common Stock in several private placement offerings as follows:

                                                         No. Issued          Warrant
                                             -------------------------      Exercise
       Description            Issue Price       Shares       Warrants         Price
  -----------------------     -----------    ------------   ----------      --------
  Common Stock & Warrants
     --1996                     $10.00         780,000       156,000         $10.00
     --1997                      10.00           3,998           798          10.00
     --1998(1)                   10.00           3,000           600          10.00
                                            -------------   --------
                                               786,998       157,398(2)

     --1997                      12.00         570,416       114,083(3)       12.00
                                                   --         68,250(4)       12.00
                                            -------------   --------
                                               570,416       182,333

  Common Stock - 1997            16.00       2,666,250

  1998 Series A Participating
   Preferred Stock - 1998        16.00         625,000


     (1) issued to the placement agent in payment of a portion of the compensation due to the placement agent

     (2)  exercised during 1998

     (3)  exercised during 1999

     (4) issued to the placement agent as part of placement agent compensation; expire on April 30, 2000

     The aggregate net proceeds from these offerings, including proceeds received from the exercise of warrants, was $65,699,000, substantially all of which were contributed to the capital and surplus of our life subsidiary or used to fund the acquisition of the life insurance company acquired in 1996.

     A portion of the 2,666,250 shares of Common Stock issued in 1997 at $16 per share were issued in a rights offering to existing stockholders and in connection therewith, certain of our officers and directors received management subscription rights to purchase one share of Common Stock for each share owned and one-half share of Common Stock for each stock option held on the offering date. An aggregate of 719,125 management subscription rights were issued to nine officers and directors at that time. The management subscription rights have an exercise price of $16.00 per share and expire on December 1, 2002. Farm Bureau Life Insurance Company purchased 1,562,500 shares of Common Stock in this offering and received a right of first refusal to maintain a 20% ownership interest in our capital stock.

     The 625,000 shares of 1998 Series A Participating Preferred Stock issued in 1998 have participating dividend rights with the shares of Common Stock, when and as such dividends are declared. The preferred shares are convertible into shares of Common Stock on a one for one basis upon the earlier of the initial public offering of our Common Stock or December 31, 2003.

     In September, 1999, American Equity Capital Trust I ("Trust I"), our wholly-owned subsidiary, issued $25,970,000 of 8% Convertible Trust Preferred Securities (the "8% Trust Preferred Securities"). In connection with Trust I's issuance of the 8% Trust Preferred Securities and the related purchase by us of all of Trust I's common securities, we issued $26,773,000 in principal amount of our 8% Convertible Junior Subordinated Debentures, due September 30, 2029 (the "8% Debentures") to Trust I. The sole assets of Trust I are the 8% Debentures and any interest accrued thereon. Each 8% Trust Preferred Security is convertible into one share of our common stock at a conversion price equal to the lesser of (i) $30 per share or (ii) 90% of the initial price per share to the public of common stock sold in connection with our initial public offering of such common stock (the "IPO"), upon the earlier of the 91st day following the IPO or September 30, 2002. The interest payment dates on the 8% Debentures correspond to the distribution dates on the 8% Trust Preferred Securities. The 8% Trust Preferred Securities, which have a liquidation value of $30 per share plus accrued and unpaid distributions, mature simultaneously with the 8% Debentures. As of December 31, 1999, 865,671.33 shares of 8% Trust Preferred Securities were outstanding, all of which are unconditionally guaranteed by us to the extent of the assets of Trust I.

     In October, 1999, American Equity Capital Trust II ("Trust II"), our wholly-owned subsidiary, issued 97,000 shares of 5% Trust Preferred Securities (the "5% Trust Preferred Securities"). The 5% Trust Preferred Securities, which have a liquidation value of $100 per share ($97,000,000 in the aggregate) have been assigned a fair value of $72,490,000 (based upon an effective 7% yield-to-maturity). The consideration received by Trust II in connection with the issuance of the 5% Trust Preferred Securities consisted of fixed income trust preferred securities of equal value which were issued by the parent of Farm Bureau Life insurance Company. Farm Bureau beneficially owns 33.27% of our common stock.

     In connection with Trust II's issuance of the 5% Preferred Securities and the related purchase by us of all of Trust II's common securities, we issued $100,000,000 in principal amount of our 5% Subordinated Debentures, due June 1, 2047 (the "5% Debentures") to Trust II. The sole assets of Trust II are the 5% Debentures and any interest accrued thereon. The interest payment dates on the 5% Debentures correspond to the distribution dates on the 5% Trust Preferred Securities. The 5% Trust Preferred Securities mature simultaneously with the 5% Debentures. All of the 5% Trust Preferred Securities are unconditionally guaranteed by us to the extent of the assets of Trust II.

     Liquidity for Insurance Operations. Our life subsidiary generally receives adequate cash flow from premium collections and investment income to meet its obligations. Annuity and life insurance liabilities are generally long-term in nature. Policyholders may, however, withdraw funds or surrender their policies, subject to surrender and withdrawal penalty provisions. At December 31, 1999, approximately 98% of our annuity liabilities were subject to penalty upon surrender.

     We believe that the diversity of our investment portfolio and the concentration of investments in high-quality, liquid securities provides sufficient liquidity to meet foreseeable cash requirements. The investment portfolio at December 31, 1999 included $1,434,164,883 of publicly traded investment grade bonds. Although there is no present need or intent to dispose of such investments, our life subsidiary could readily liquidate portions of its investments, if such a need arose. In addition, investments could be used to facilitate borrowings under reverse-repurchase agreements or dollar-roll transactions. Such borrowings have been used by our life subsidiary from time to time to increase our return on investments and to improve liquidity.

     Liquidity of Parent Company. The parent company is a legal entity separate and distinct from its subsidiaries, and has no business operations. The parent company needs liquidity primarily to service its debt, including the subordinated debentures issued to subsidiary trusts, pay operating expenses and pay dividends to stockholders. The primary sources of funds for these payments are: (i) interest received on trust preferred securities received in connection with the issuance of the 5% Trust Preferred Securities; (ii) principal and interest payments received on the parent company's note receivable from American Equity Investment Service Company (see discussion that follows); (iii) dividends on capital stock and surplus note interest payments from our life subsidiary;
(iv) cash on hand ($683,000 at December 31, 1999); and (v) cash ($835,000 at December 31, 1999) that may be distributed by the American Equity Investment Properties, L.C. which holds the remaining cash proceeds from the sale of the office building in Birmingham, Alabama that was sold in 1998. The parent company may also obtain cash by issuing debt or equity securities.

     The payment of dividends or the distributions, including surplus note payments, by our life subsidiary is subject to regulation by the Iowa Insurance Division. Currently, our life subsidiary may pay dividends or make other distributions without the prior approval of the Iowa Insurance Division, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) our life subsidiary's net gain from operations (excluding net realized capital gains or losses) for the preceding calendar year, or (2) 10% of our statutory surplus at the preceding December 31. For 2000, up to $16,326,000 can be distributed as dividends or surplus note payments without prior approval of the Iowa Insurance Division. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. Our life subsidiary had $29,259,000 of earned surplus at December 31, 1999.

     The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, the Iowa insurance laws and regulations require that the statutory surplus of our life subsidiary following any dividend or distribution must be reasonable in relation to our outstanding liabilities and adequate for its financial needs.

     The transfer of funds by our life subsidiary is also restricted by certain covenants in our loan agreement which, among other things, requires the life subsidiary to maintain statutory capital and surplus (including the asset valuation and interest maintenance reserves) of $120,000,000 plus 25% of statutory net income for periods subsequent to December 31, 1999. Under the most restrictive of these limitations, $21,450,000 of earned surplus at December 31, 1999 would be available for distribution by our life subsidiary to the parent company in the form of dividends or other distributions.

     Statutory accounting practices prescribed or permitted for our life subsidiary differ in many respects from those governing the preparation of financial statements under generally accepted accounting principles ("GAAP"). Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. Information as to statutory capital and surplus and statutory net income for our life subsidiary as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 is included in
Note 10 of the Notes to Audited Consolidated Financial Statements included elsewhere in this report.

     Our life subsidiary has entered into a general agency commission and servicing agreement with American Equity Investment Service Company, an affiliated company wholly-owned by the Company's chairman and president, whereby the affiliate acts as a national supervisory agent with responsibility for paying commissions to the Company's agents. This agreement initially benefits the life subsidiary's statutory surplus by extending the payment of a portion of the first year commissions on new annuity business written by the life subsidiary over a longer period of time, and thereby enabling the life subsidiary to conduct a comparatively greater volume of business. In subsequent periods, the life subsidiary's statutory surplus is reduced through the payment of renewal commissions to the affiliate on this business based upon the account balances of the annuities remaining in force for a period of five years (see
Note 11 of the Notes to the Audited Consolidated Financial Statements included elsewhere in this report).

     The aggregate amount of first year commissions paid by the affiliate with funds obtained from sources other than the life subsidiary was $69,127,000 from the inception of the agreement through December 31, 1999, and the aggregate amount of renewal commissions paid by the life subsidiary to the affiliate for the same period was $22,708,000.

     During 1999, the parent company agreed to loan the affiliate up to $50,000,000 as the source of funds for the affiliate portion of first year commissions and had advanced $18,175,000 through December 31, 1999 pursuant to the promissory note evidencing this agreement. Principal and interest are payable quarterly over five years from the date of the advance. The principal source of funds for us to advance funds to the affiliate is our bank line of credit, of which $4,400,000 was available for borrowing at December 31, 1999. We anticipate increasing the maximum borrowing level under our bank line of credit in 2000 in order to be able to continue to make funds available to the affiliate to fund its portion of first year commissions.

     Future payments by the life subsidiary on business in force at December 31, 1999 are dependent upon the account balances of the annuities remaining in force on each remaining quarterly renewal commission payment date. Assuming that the account balances remain constant over such remaining renewal commission payments dates, future renewal commission payments by the life subsidiary would be $4,756,556 per quarterly payment until December, 2002 and $3,685,274 per quarterly payment from January, 2003 until June, 2005. All such payments would be capitalized as deferred policy acquisition costs and amortized to expense pursuant to the Company's stated accounting policy.

Inflation

     Inflation does not have a significant effect on our balance sheet; we have minimal investments in property, equipment or inventories. To the extent that interest rates may change to reflect inflation or inflation expectations, there would be an effect on our balance sheet and operations. Higher interest rates experienced in recent periods have decreased the value of our fixed maturity investments. It is likely that declining interest rates would have the opposite effect. It is not possible to calculate the effect such changes in interest rates have had on our operating results.

Year 2000 Readiness Disclosure

     Many computer programs were originally written using two digits rather than four digits to identify a particular year. Such programs may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, these computer programs could cause system failures or miscalculations in the year 2000, with possible adverse effects on our operations.

     During the first quarter of 1998, we developed a strategy to identify and then test our internal computer programs which are date sensitive. Our systems for administering our group life policies were identified as having two-digit date codes. Conversion to four-digit codes and testing of such converted systems commenced in the second quarter of 1998 and was completed prior to December 31, 1998. These systems are now year 2000 compliant. The costs of testing and conversion charged to expense during 1998 were approximately $25,000.

     The policy issue and administration system for our individual annuity and life insurance business is a system developed from the outset using four digits for the year. This system was purchased from a third party vendor in the fourth quarter of 1996. At that time, the vendor provided us with a letter of year 2000 compliance for this system. However, we did not rely solely on the compliance letter and began a comprehensive systems test in the third quarter of 1998. Testing included processing daily, monthly, quarterly and annual business cycles through February 29, 2000. Internal testing was completed during the fourth quarter of 1998. This system was determined to be year 2000 compliant. The costs of testing of this system charged to expense during 1998 were approximately $10,000.

     External testing with third party providers of computer dependent services was completed during the first quarter of 1999. The most critical of these providers to our ongoing business operations is the financial institution with which we electronically interface each business day for the processing of premium collections and commission payments. Integrated testing between us and this financial institution was successfully completed in February 1999. Testing included all types of ACH (Automated Clearing House) transactions. The cost of such testing charged to expense in 1999 was approximately $5,000.

     Additionally, we instituted a corporate wide disaster recovery plan for our data systems which included our Iowa and Alabama locations. Both locations were prepared to serve the other in the event of a prolonged business outage. The plan incorporated contingencies for year 2000 interruptions caused by certain third party providers and other outside elements for which adequate testing cannot be conducted. These would include, for example, utility companies that supply electricity and water.

     We experienced no disruptions or other problems with our computer systems on January 1, 2000 or thereafter in connection with date-sensitive processing. We experienced no disruptions in other services such electronic funds transfers, phone systems or utilities.

Pending Accounting Change

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. The Statement is effective for us in the year 2001, with earlier adoption encouraged. We have not yet determined the effect that adoption of this new Statement will have on our operations or financial position.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products and the market value of our investments.

     The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (participation or asset fee rates for equity-index annuities) on substantially all of our annuity policies at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

     A major component of our interest rate risk management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities. We use computer models to simulate cash flows expected from our existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from our assets to meet the expected cash requirements of our liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. (The "duration" of a security is the time weighted present value of the security's expected cash flows and is used to measure a security's sensitivity to changes in interest rates). When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in value of assets should be largely offset by a change in the value of liabilities. At December 31, 1999, the effective duration of our fixed maturity securities and short-term investments was approximately 8.6 years and the estimated duration of our insurance liabilities was approximately 6.9 years.

     If interest rates were to increase 10% from levels at December 31, 1999, we estimate that the fair value of our fixed maturity securities, net of corresponding changes in the values of deferred policy acquisition costs and insurance in force acquired would decrease by approximately $62,673,000. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

Item 8.  Consolidated Financial Statements and Supplementary Data.

     The financial statements are included as a part of this report on form 10-K on pages F-1 through F-29.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III

     The information required by Part III is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1999.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     Financial Statements and Financial Statement Schedules. See Index to Consolidated Financial Statements on page F-1 for a list of financial statements and financial statement schedules included in this report.

     All other schedules to the consolidated financial statements required by
Article 7 of Regulation S-X are omitted because they are not applicable, not required, or because the information is included elsewhere in the consolidated financial statements or notes thereto.

     Exhibits. See Exhibit Index immediately preceding the Exhibits for a list of Exhibits filed with this report.

     Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of March, 2000.

                                        AMERICAN EQUITY INVESTMENT
                                        LIFE HOLDING COMPANY

                                        By: /s/ D.J. NOBLE
                                            -----------------------------------
                                            D.J. Noble, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                                   Title (Capacity)                         Date
---------                                   ----------------                         ----
/s/ D.J. NOBLE               Chairman of the Board and President,                March 20, 2000
------------------------       (Principal Executive Officer)
D.J. Noble

/S/ WENDY L. CARLSON         Chief Financial Officer and General Counsel         March 20, 2000
------------------------        (Principal Financial Officer)
Wendy L. Carlson

/s/ TERRY A. REIMER          Chief Operating Officer and Executive
------------------------       Vice President (Principal Accounting Officer      March 20, 2000
Terry A. Reimer

/s/ JAMES M. GERLACH         Director                                            March 20, 2000
------------------------
James M. Gerlach

/s/ ROBERT L. HILTON         Director                                            March 20, 2000
------------------------
Robert L. Hilton

/s/ BEN T. MORRIS            Director                                            March 20, 2000
------------------------
Ben T. Morris

/s/ DAVID S. MULCAHY         Director                                            March 20, 2000
------------------------
David S. Mulcahy

/s/ A.J. STRICKLAND, III     Director                                            March 20, 2000
------------------------
A.J. Strickland, III

/s/ HARLEY A. WHITFIELD      Director                                            March 20, 2000
------------------------
Harley A. Whitfield

/s/ JOHN C. ANDERSON         Director                                            March 20, 2000
------------------------
John C. Anderson


                         American Equity Investment Life
                                 Holding Company

                        Consolidated Financial Statements


                  Years ended December 31, 1999, 1998 and 1997

                          Index to Financial Statements


Report of Independent Auditors..............................................F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheets.................................................F-3
Consolidated Statements of Operations.......................................F-5
Consolidated Statements of Changes in Stockholders' Equity..................F-6
Consolidated Statements of Cash Flows.......................................F-8
Notes to Consolidated Financial Statements.................................F-10

Schedules

Schedule I - Summary of Investments - Other Than
    Investments in Related Parties.........................................F-30
Schedule II - Condensed Financial Information of Registrant
    (Parent Company).......................................................F-31
Schedule III - Supplementary Insurance Information.........................F-36
Schedule IV - Reinsurance..................................................F-37

                         Report of Independent Auditors

The Board of Directors and Stockholders
American Equity Investment Life Holding Company

We have audited the accompanying consolidated balance sheets of American Equity Investment Life Holding Company as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index on page F-1. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Equity Investment Life Holding Company at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                       /s/ Ernst & Young LLP

Des Moines, Iowa
March 1, 2000

                 American Equity Investment Life Holding Company
                           Consolidated Balance Sheets

                                                                                         December 31
                                                                                 1999                  1998
                                                                            --------------         ------------
    Assets
    Cash and investments:
        Fixed maturity securities:
           Available-for-sale, at market (amortized cost:
            1999 - $1,070,465,367; 1998 - $600,300,562)                     $  997,019,819         $601,897,562
           Held for investment, at amortized cost
             (market: 1999 - $315,974,664)                                     398,467,247                  --
        Equity securities, at market
            (cost: 1999 - $8,019,999)                                            7,613,489                  --
        Derivative instruments                                                  44,209,883           16,171,621
        Policy loans                                                               231,068              192,184
        Cash and cash equivalents                                                5,881,515           15,891,779
                                                                            --------------         ------------
    Total cash and investments                                               1,453,423,021          634,153,146

    Receivable from other insurance companies                                      597,956              616,737
    Premiums due and uncollected                                                 1,097,105            1,684,698
    Accrued investment income                                                   14,183,386            2,946,796
    Receivables from related parties                                            18,896,009               89,427
    Property, furniture and equipment, less accumulated
     depreciation: 1999 - $1,632,011; 1998 - $859,085                            1,346,325            1,242,228
    Value of insurance in force acquired                                           752,427            1,068,906
    Deferred policy acquisition costs                                          126,684,495           32,005,772
    Intangibles, less accumulated amortization
       1999 -  $681,412; 1998 -  $472,306                                        2,238,004              646,142
    Deferred income tax asset                                                   43,036,868            8,289,499
    Federal income taxes recoverable                                             1,662,522                    -
    Other assets                                                                 1,214,545              117,035
    Assets held in separate account                                                370,787              151,450
                                                                            --------------         ------------
    Total assets                                                            $1,665,503,450         $683,011,836
                                                                            ==============         ============



See accompanying notes.

                 American Equity Investment Life Holding Company
                           Consolidated Balance Sheets

                                   (continued)

                                                                                       December 31
                                                                              1999                 1998
                                                                       -------------------- --------------------
    Liabilities and Stockholders' Equity
    Liabilities:
       Policy benefit reserves:
           Traditional life and accident and health
            insurance products                                              $   15,059,895         $ 11,317,156
           Annuity and single premium universal life products                1,343,815,953          529,765,023
       Other policy funds and contract claims                                   11,553,574            6,315,598
       Provision for experience rating refunds                                     544,610              833,679
       Amounts due to related parties                                           10,003,258            2,438,600
       Notes payable                                                            20,600,000           10,000,000
       Amounts due under repurchase agreements                                  86,968,750           49,000,000
       Amounts due on securities purchased                                      29,713,749                    -
       Federal income taxes payable                                                    --             1,648,822
       Other liabilities                                                        13,566,954            5,410,987
       Liabilities related to separate account                                     370,787              151,450
                                                                       -------------------- --------------------
    Total liabilities                                                        1,532,197,530          616,881,315

    Commitments and contingencies

    Minority interest in subsidiaries:  company-obligated
     mandatorily redeemable preferred securities of
     subsidiary trusts                                                          98,981,629                  --

    Stockholders' equity:
    Series Preferred Stock, par value $1 per share, 2,000,000 shares authorized; 625,000 shares of 1998 Series A Participating
     Preferred Stock issued and outstanding                                        625,000              625,000
    Common Stock, par value $1 per share - 25,000,000 shares
     authorized; issued and outstanding:
     1999 - 4,712,310 shares; 1998 - 4,581,962 shares                            4,712,310            4,581,962
    Additional paid-in capital                                                  66,057,863           64,783,117
    Accumulated other comprehensive income (loss)                              (35,234,635)             420,035
    Retained-earnings deficit                                                   (1,836,247)          (4,279,593)
                                                                       -------------------- --------------------
    Total stockholders' equity                                                  34,324,291           66,130,521
                                                                       -------------------- --------------------
    Total liabilities and stockholders' equity                         $     1,665,503,450  $       683,011,836
                                                                       ==================== ====================

See accompanying notes

                 American Equity Investment Life Holding Company

                      Consolidated Statements of Operations

                                                                             Year ended December 31
                                                                  1999                 1998              1997
                                                               -----------         -----------         -----------
     Revenues:
        Traditional life and accident and
         health insurance premiums                             $10,294,437         $10,528,108         $11,424,907
        Annuity and single premium
         universal life product charges                          3,452,095             642,547              11,896
        Net investment income                                   64,609,612          26,356,472           4,018,617
        Realized gains on investments                            1,454,417             426,782                 --
                                                               -----------         -----------         -----------
     Total revenues                                             79,810,561          37,953,909          15,455,420

     Benefits and expenses:
        Insurance policy benefits and change
         in future policy benefits                               7,231,895           6,084,893           7,440,080
        Interest credited to account balances                   41,726,895          15,837,912           2,129,686
        Interest expense on notes payable                          896,383             788,770             979,826
        Interest expense on amounts due
         under repurchase agreements                             3,490,849           1,528,718             291,547
        Amortization of deferred policy
         acquisition costs and value of
         insurance in force acquired                            11,240,271           3,946,133           1,143,032
        Amortization of goodwill                                    70,000              70,000              70,000
        Other operating costs and expenses                      12,058,398           8,692,813           8,160,863
                                                               -----------         -----------         -----------
     Total benefits and expenses                                76,714,691          36,949,239          20,215,034
                                                               -----------         -----------         -----------
     Income (loss) before income taxes                           3,095,870           1,004,670          (4,759,614)

     Income tax benefit (expense):
        Current                                                (14,188,656)         (5,311,080)         (2,565,057)
        Deferred                                                15,558,491           4,550,597           3,955,283
                                                               -----------         -----------         -----------
                                                                 1,369,835            (760,483)          1,390,226
     Minority interests in subsidiaries:
        Earnings attributable to company-
         obligated mandatorily redeemable preferred
         securities of subsidiary trusts                        (2,022,359)                --                  --
                                                               -----------         -----------         -----------
     Net income (loss)                                         $ 2,443,346         $   244,187         $(3,369,388)
                                                               ===========         ===========         ===========

     Basic earnings (loss) per common share                    $      0.52         $      0.05         $     (2.11)
                                                               ===========         ===========         ===========
     Diluted earnings (loss) per common share                  $      0.42         $      0.05         $     (2.11)
                                                               ===========         ===========         ===========

See accompanying notes.

           Consolidated Statements of Changes in Stockholders' Equity

                 American Equity Investment Life Holding Company


                                                                           Preferred
                                                                             Stock
                                                                            --------
     Balance at January 1, 1997                                             $    --
        Comprehensive loss:
           Net loss for year                                                     --
           Change in net unrealized investment gains/losses                      --
        Total comprehensive loss
        Issuance of 3,240,864 shares of common stock,
         less issuance expenses of $2,928,493                                    --
        Compensation expense related to issuance of stock
         options and warrants                                                    --
                                                                            --------
     Balance at December 31, 1997                                                --
        Comprehensive income:
           Net income for year                                                   --
           Change in net unrealized investment gains/losses                      --
        Total comprehensive income
        Issuance of 161,098 shares of common stock, less issuance
         expenses of $329,700                                                    --
        Issuance of 625,000 shares of 1998 Series A Participating
         Preferred Stock, less issuance expenses of $31,930                  625,000
                                                                            --------
     Balance at December 31, 1998                                            625,000
        Comprehensive loss:
           Net income for year                                                   --
           Change in net unrealized investment gains/losses                      --
        Total comprehensive loss
        Issuance of 130,348 shares of common stock, less issuance
         expenses of $21,756                                                     --
        Dividends on preferred stock ($.02 per share)                            --
        Dividends on common stock ($.02 per share)                               --
                                                                            --------
     Balance at December 31, 1999                                           $625,000
                                                                            ========

See accompanying notes.

                American Equity Investment Life Holding Company

           Consolidated Statements of Changes in Stockholders' Equity

                                   (continued)

                                     Accumulated
                    Additional         Other           Retained-              Total
                     Paid-In        Comprehensive       Earnings          Stockholders'
Common Stock         Capital        Income (Loss)       Deficit              Equity
----------         -----------     ------------        -----------        ------------
$1,180,000         $10,313,050     $   (201,556)       $(1,154,392)       $ 10,137,102

       --                  --               --          (3,369,388)         (3,369,388)
       --                  --           411,856                --              411,856
                                                                          ------------
                                                                            (2,957,532)

 3,240,864          43,377,615              --                 --           46,618,479

       --              628,000              --                 --              628,000
----------         -----------     ------------        -----------        ------------
 4,420,864          54,318,665          210,300         (4,523,780)         54,426,049

       --                  --               --             244,187             244,187
       --                  --           209,735                --              209,735
                                                                          ------------
                                                                               453,922

   161,098           1,121,382              --                 --            1,282,480

       --            9,343,070              --                 --            9,968,070
----------         -----------     ------------        -----------        ------------
 4,581,962          64,783,117          420,035         (4,279,593)         66,130,521

       --                  --               --           2,443,346           2,443,346
       --                  --       (35,654,670)               --          (35,654,670)
                                                                          ------------
                                                                           (33,211,324)

   130,348           1,381,492              --                 --            1,511,840
       --              (12,500)             --                 --              (12,500)
       --              (94,246)             --                 --              (94,246)
----------         -----------     ------------        -----------        ------------
$4,712,310         $66,057,863     $(35,234,635)       $(1,836,247)       $ 34,324,291
==========         ===========     ============        ===========        ============


See accompanying notes.

                American Equity Investment Life Holding Company

                      Consolidated Statements of Cash Flows


                                                                             Year ended December 31
                                                                 1999                1998                  1997
                                                            ------------         ------------          -----------
Operating activities
Net income (loss)                                           $  2,443,346         $    244,187          $(3,369,388)
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
   Adjustments related to interest sensitive products:
      Interest credited to account balances                   41,726,895           15,837,912            2,129,686
      Annuity and single premium universal life               (3,452,095)            (642,547)             (11,896)
       product charges
   Increase in traditional life and accident and
    health insurance reserves                                  3,742,739            1,629,777              287,197
   Policy acquisition costs deferred:
      Commissions paid to related party                      (73,804,373)         (24,164,726)          (3,353,491)
      Other                                                   (3,590,628)          (1,908,540)            (789,435)
   Amortization of deferred policy acquisition costs          10,923,792            3,672,039              761,032
   Amortization of discount and premiums on
    fixed maturity securities and derivative
    instruments                                              (10,765,015)         (12,975,476)            (997,853)
   Provision for depreciation and other amortization           1,298,511              991,569              913,168
   Compensation expense related to issuance of
    stock options and warrants                                       --                   --               628,000
   Realized gains on investments                              (1,454,417)            (426,782)                 --
   Deferred income taxes                                     (15,558,491)          (4,550,597)          (3,955,283)
   Change in other operating assets and liabilities:
      Federal income taxes recoverable                        (1,662,522)                 --                   --
      Federal income taxes payable                            (1,648,822)            (913,920)           2,562,742
      Accrued investment income                              (11,236,590)          (1,184,172)          (1,347,769)
      Other policy funds and contract claims                   5,237,976            3,960,442            1,279,542
      Amounts due to related parties                           7,564,658                  --                   --
      Receivables from related parties                       (18,806,582)                 --                   --
      Other liabilities                                        8,155,967            4,309,326            2,282,475
   Other                                                        (650,621)             (72,751)            (271,762)
                                                            ------------         ------------          -----------
   Net cash used in operating activities                     (61,536,272)         (16,194,259)          (3,253,035)


See accompanying notes.

                 American Equity Investment Life Holding Company

                      Consolidated Statements of Cash Flows

                                   (continued)


                                                                             Year ended December 31
                                                                  1999                1998               1997
                                                             ---------------       -------------      -------------
   Investing activities
   Sales, maturities or repayments of investments:
      Fixed maturity securities - available-for-sale         $   308,669,843       $ 222,745,031      $  22,591,487
      Derivative instruments                                       1,541,669                 --                 --
                                                             ---------------       -------------      -------------
                                                                 310,211,512         222,745,031         22,591,487
    Acquisitions of investments:
       Fixed maturity securities - available-for-sale           (734,248,023)       (602,830,456)      (200,181,267)
       Fixed maturity securities - held for investment          (310,499,557)                --                 --
       Equity securities                                          (8,019,999)                --                 --
       Derivative instruments                                    (39,396,518)        (11,539,179)        (1,815,674)
       Proceeds received from futures contract                      4,969,781
       Policy loans                                                  (38,884)             (8,831)           (26,830)
                                                             ---------------       -------------      -------------
                                                              (1,087,233,200)       (614,378,466)      (202,023,771)

    Proceeds from sale of property                                       --            2,094,619                --
    Purchases of property, furniture and equipment                  (877,023)           (625,567)        (1,123,129)
                                                             ---------------       -------------      -------------
    Net cash used in investing activities                       (777,898,711)       (390,164,383)      (180,555,413)

    Financing activities
    Receipts credited to annuity and single
     premium universal life policyholder
     account balances                                            816,126,324         377,917,332        141,853,600
    Return of annuity and single premium universal
     life policyholder account balances                          (60,844,621)        (23,637,290)        (2,419,197)
    Financing fees deferred                                       (1,800,968)                --                 --
    Proceeds from notes payable                                   10,600,000                 --                 --
    Increase in amounts due under repurchase agreements           37,968,750          49,000,000                --
    Proceeds from issuance of company-obligated
     mandatorily redeemable preferred securities of
     subsidiary trusts                                            25,970,140                 --                 --
    Net proceeds from sale of preferred stock                            --            9,968,070                --
    Net proceeds from issuance of common stock                     1,511,840           1,282,480         46,618,479
    Dividends paid                                                  (106,746)                --                 --
                                                             ---------------       -------------      -------------
    Net cash provided by financing activities                    829,424,719         414,530,592        186,052,882
                                                             ---------------       -------------      -------------
    Increase (decrease) in cash and cash equivalents             (10,010,264)          8,171,950          2,244,434

    Cash and cash equivalents at beginning of year                15,891,779           7,719,829          5,475,395
                                                             ---------------       -------------      -------------
    Cash and cash equivalents at end of year                 $     5,881,515       $  15,891,779      $   7,719,829
                                                             ===============       =============      =============

   Supplemental disclosures of cash flow information
   Cash paid during year for:
      Interest                                               $     4,903,561       $   1,995,789      $   1,113,886
      Income taxes                                                17,500,000           6,225,000              2,315
   Non-cash investing and financing activities:
      Bonus interest deferred as policy acquisition costs          7,602,004           5,909,679          1,035,325
      Issuance of common stock in payment of deferred
       compensation                                                   90,400                 --                 --
   Exchange of held for investment fixed maturity securities
    for company-obligated mandatorily redeemable
    preferred securities of subsidiary trusts                     72,490,000                 --                 --


   See accompanying notes.

                 American Equity Investment Life Holding Company

                   Notes to Consolidated Financial Statements

                                December 31, 1999

1. Organization and Significant Accounting Policies

Organization

American Equity Investment Life Holding Company (the Company), through its wholly-owned subsidiary, American Equity Investment Life Insurance Company, is licensed to sell insurance products in 42 states and the District of Columbia at December 31, 1999. The Company offers a broad array of annuity and insurance products. The Company's business consists primarily of the sale of equity-index and fixed rate annuities. In 1998, the Company began offering variable annuity products. The Company operates solely in the life insurance business.

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: American Equity Investment Life Insurance Company, American Equity Investment Capital, Inc. (formed in 1998), American Equity Capital Trust I (formed in 1999), American Equity Capital Trust II (formed in 1999), American Equity of Hawaii, Inc. (formed in 1999) and American Equity Investment Properties, L.C. All significant inter-company accounts and transactions have been eliminated.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are utilized in the calculation of value of insurance in force acquired, deferred policy acquisition costs, policyholder liabilities and accruals and valuation allowances on investments. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized.

Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the 1999 financial statement presentation.

Investments

Fixed maturity securities (bonds and redeemable preferred stocks that mature more than one year after issuance) that may be sold prior to maturity are classified as available-for-sale. Available-for-sale securities are reported at estimated fair value and unrealized gains and losses, if any, on these securities are included directly in a separate component of stockholders' equity, net of income taxes and certain adjustments. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities' expected lives. Amortization/accrual of premiums and discounts on mortgage and asset-backed securities incorporate prepayment assumptions to estimate the securities' expected lives.

Fixed maturity securities that the Company has the positive intent and ability to hold to maturity are classified as held for investment. Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the market value of these securities, except for declines that are other than temporary, are not reflected in the Company's financial statements. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities' expected lives.

Equity securities, comprised of common and non-redeemable preferred stocks, are reported at market value. Unrealized gains and losses are included directly in a separate component of stockholders' equity, net of income taxes.

The Company sells deferred annuity products with an additional benefit provision based on the increase, if any, in specified equity market indexes or benchmarks. The Company has purchased one-year option contracts with characteristics similar to the additional benefit provisions to hedge potential increases to policyholder benefits resulting from these additional benefit provisions. The cost of the options is amortized over the life of the contracts and is recorded, net of proceeds received upon expiration, as a component of net investment income.

These options are reported at fair value in the consolidated balance sheets. The options are purchased at the time the related annuity policies are issued, with similar maturity dates and benefit features that fluctuate as the value of the options change. Changes in the unrealized appreciation of the options ($12,762,839, $8,061,627 and $839,359 during the years ended December 31, 1999,
1998 and 1997, respectively) are offset by changes to the policy benefit liabilities in the consolidated statements of operations.

The Company's hedging strategy attempts to mitigate any potential risk of loss under these agreements through a regular monitoring process which evaluates the program's effectiveness. The Company is exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, the Company purchases its option contracts from multiple counterparties and evaluates the creditworthiness of all counterparties prior to purchase of the contracts. At December 31, 1999, all of these options had been purchased from nationally recognized investment banking institutions with a Standard and Poor's credit rating of BBB+ or higher.

Policy loans are reported at unpaid principal.

The carrying values of all the Company's investments are reviewed on an ongoing basis for credit deterioration. If this review indicates a decline in market value that is other than temporary, the Company's carrying value in the investment is reduced to its estimated realizable value and a specific writedown is taken. Such reductions in carrying value are recognized as realized losses and charged to income. Realized gains and losses on sales are determined on the basis of specific identification of investments.

Market values, as reported herein, of fixed maturity and equity securities are based on the latest quoted market prices, or for those fixed maturity securities not readily marketable, at values which are representative of the market values of issues of comparable yield and quality.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Deferred Policy Acquisition Costs

To the extent recoverable from future policy revenues and gross profits, certain costs of producing new business, principally commissions, first-year bonus interest and certain costs of policy issuance (including policy issue costs of $2,949,107 in 1999, $1,908,540 in 1998 and $789,435 in 1997) have been deferred.
For annuity and single premium universal life products, these costs are being amortized generally in proportion to expected gross profits from surrender charges and investment, mortality, and expense margins. That amortization is adjusted retrospectively when estimates of future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. Deferred policy acquisition costs are also adjusted for the change in amortization that would have occurred if available-for-sale fixed maturity securities had been sold at their aggregate market value and the proceeds reinvested at current yield. The impact of this adjustment is included in accumulated other comprehensive income (loss) within stockholders' equity.

For traditional life and accident and health insurance, deferred policy acquisition costs are being amortized over the premium-paying period of the related policies in proportion to premium revenues recognized, principally using the same assumptions for interest, mortality and withdrawals that are used for computing liabilities for future policy benefits subject to traditional "lock-in" concepts.

Value of Insurance In Force Acquired

The value of insurance in force acquired represents that actuarially determined present value of the projected future cash flows from the insurance contracts that were acquired pursuant to two reinsurance agreements. This balance is amortized, evaluated for recovery and adjusted for the impact of unrealized gains and losses in the same manner as deferred policy acquisition costs described above.

Intangibles

Intangibles consist of deferred debt and trust preferred security issue costs and the excess of the purchase price paid over the fair value of the net assets acquired (goodwill) in connection with the purchase of an inactive life insurance company in 1996. Deferred issue costs are being amortized over the life of the related agreement using the interest method. Goodwill is being amortized over 10 years using the straight-line method.

Property, Furniture and Equipment

Property and furniture and equipment, comprised primarily of office furniture and equipment, data processing equipment and capitalized software costs, are reported at cost less allowances for depreciation. Depreciation expense is determined primarily using the straight-line method over the estimated useful lives of the assets.

Separate Accounts

The separate account assets and liabilities represent funds that are separately administered for the benefit of variable annuity policyholders who bear the underlying investment risk. The separate account assets and liabilities are carried at fair value. Revenues and expenses related to the separate account assets and liabilities, to the extent of premiums received from and benefits paid or provided to the separate account policyholders, are excluded from the amounts reported in the consolidated statements of operations. The Company receives various fees (mortality, expense and surrender charges assessed against policyholder account balances) that are included as revenues in the consolidated statements of operations.

Future Policy Benefits

Future policy benefit reserves for annuity and single premium universal life products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for these products ranged from 3.0% to 12.0% in 1999 and 1998, and from 3.0% to 12.4% in 1997. A portion of this amount ($7,602,004, $5,909,679 and $1,035,325 during the years ended December 31, 1999, 1998 and 1997, respectively) represents an additional interest credit on first-year premiums payable until the first contract anniversary date (first-year bonus interest). Such amounts have been offset against interest credited to account balances and deferred as policy acquisitions costs.

The liability for future policy benefits for traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality, and other assumptions underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 3.0% to 6.0%. The liabilities for future policy benefits for accident and health insurance are computed using a net level premium method, including assumptions as to morbidity and other assumptions based on the Company's experience, modified as necessary to give effect to anticipated trends and to include provisions for possible unfavorable deviations. Policy benefit claims are charged to expense in the period that the claims are incurred.

Unpaid claims include amounts for losses and related adjustment expenses and are determined using individual claim evaluations and statistical analysis. Unpaid claims represent estimates of the ultimate net costs of all losses, reported and unreported, which remain unpaid at December 31 of each year. These estimates are necessarily subject to the impact of future changes in claim severity, frequency and other factors. In spite of the variability inherent in such situations, management believes that the unpaid claim amounts are adequate. The estimates are continuously reviewed and as adjustments to these amounts become necessary, such adjustments are reflected in current operations.

Certain policies of the Company include provisions for refunds of premiums based upon annual experience of the underlying business equal to net premiums received less a 16% administrative fee and less claims incurred. Such amounts (1999 - $1,206,348; 1998 - $523,807; and 1997 - $711,129) are reported as a reduction of traditional life and accident and health insurance premiums in the consolidated statements of operations.

Deferred Income Taxes

Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. Deferred income tax assets are subject to ongoing evaluation of whether such assets will be realized. The ultimate realization of deferred income tax assets depends on generating future taxable income during the periods in which temporary differences become deductible. If future income is not generated as expected, deferred income tax assets may need to be written off.

Stockholders' Equity

During 1999, the Company increased the number of authorized shares of common stock, $1 par value, from 10,000,000 to 25,000,000. In connection with the issuance of the Company's common stock under certain private placement offerings, the Company issued warrants to purchase one additional share of common stock for every five shares that were purchased. In addition, warrants to purchase 80,000 shares of the Company's common stock were issued in 1997 in connection with the amendment of the Stock Option Agreement with the Company's chairman (see Note 9). During 1999, 114,083 warrants were exercised at a price of $12.00 per share. During 1998, 157,398 warrants were exercised at a price of $10.00. At December 31, 1999, the Company had warrants for 148,250 shares outstanding with exercise prices of $12.00 per share (68,250 shares) and $10.00 per share (80,000 shares). All of the warrants expire on April 30, 2000.

During 1998, the Company issued 625,000 shares of 1998 Series A Participating Preferred Stock, at par, under a private placement offering in exchange for cash of $10,000,000. These shares have participating dividend rights with shares of the Company's common stock, when and as such dividends are declared. These shares are convertible into shares of the Company's common stock on a one-for-one basis and have no voting rights.

Recognition of Premium Revenues and Costs

Revenues for annuity and single premium universal life products consist of surrender charges assessed against policyholder account balances and mortality and expense charges (single premium universal life products only) during the period. Expenses related to these products include interest credited to policyholder account balances and benefit claims incurred in excess of policyholder account balances (single premium universal life products only).

Traditional life and accident and health insurance premiums are recognized as revenues over the premium-paying period. Future policy benefits and policy acquisition costs are recognized as expenses over the life of the policy by means of the provision for future policy benefits and amortization of deferred policy acquisition costs.

All insurance-related revenues, benefits, losses and expenses are reported net of reinsurance ceded.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. Other comprehensive income (loss) excludes net realized investment gains (losses) included in net income (loss) which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $983,264 and $35,886 in 1999 and 1998, respectively. Such amounts, which have been measured through the date of sale, are net of adjustments to deferred policy acquisition costs and income taxes totaling $471,153 in 1999 and $115,864 in 1998.

Pending Accounting Change

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to record derivative instruments on the balance sheet at fair value. Accounting for gains or losses resulting from changes in the fair values of derivative instruments is dependent on the use of the derivative and whether it qualifies for hedge accounting. The Statement is effective for the Company in the year 2001, with earlier adoption encouraged. The Company has not yet determined the effect that this new Statement will have on its operations or financial position.

2. Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments:

Fixed maturity securities: Quoted market prices, when available, or price matrices for securities which are not actively traded, developed using yield data and other factors relating to instruments or securities with similar characteristics.

Equity securities: Quoted market prices, where available.

Derivative instruments: Quoted market prices from related counterparties.

Policy loans: The Company has not attempted to determine the fair values associated with its policy loans, as management believes any differences between the Company's carrying value and the fair values afforded these instruments are immaterial to the Company's financial position and, accordingly, the cost to provide such disclosure is not worth the benefit to be derived.

Cash and cash equivalents: Amounts reported in the consolidated balance sheets for these instruments approximate their fair values.

Separate account assets and liabilities: Reported at estimated fair value in the consolidated balance sheets.

Annuity and single premium universal life policy reserves: Fair values of the Company's liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities), are stated at the cost the Company would incur to extinguish the liability (i.e., the cash surrender value). The Company is not required to and has not estimated the fair value of its liabilities under other contracts.

Notes payable and amounts due under repurchase agreements: As all notes and short-term indebtedness under repurchase agreements have variable interest rates, the amounts reported in the consolidated balance sheets for these instruments approximate their fair values.

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts: Fair values are estimated by discounting expected cash flows using interest rates currently being offered for similar securities.

The following sets forth a comparison of the fair values and carrying amounts of the Company's financial instruments:

                                                                        December 31
                                                    1999                                1998
                                        ------------------------------       ---------------------------
                                          Carrying         Estimated            Carrying      Estimated
                                           Amount          Fair Value            Amount      Fair Value
                                        --------------  --------------       -------------  ------------
Assets
Fixed maturity securities:
   Available-for-sale                   $  997,019,819  $  997,019,819        $601,897,562  $601,897,562
   Held-for-investment                     398,467,247     315,974,664                 --            --
Equity securities                            7,613,489       7,613,489                 --            --
Derivative instruments                      44,209,883      44,209,883          16,171,621    16,171,621
Policy loans                                   231,068         231,068             192,184       192,184
Cash and cash equivalents                    5,881,515       5,881,515          15,891,779    15,891,779
Separate account assets                        370,787         370,787             151,450       151,450

Liabilities
Annuity and single premium
 universal life  reserves                1,343,815,953   1,149,271,147         529,765,023   458,253,796
Notes payable                               20,600,000      20,600,000          10,000,000    10,000,000
Amounts due under repurchase
 agreements                                 86,968,750      86,968,750          49,000,000    49,000,000
Separate account liabilities                   370,787         370,787             151,450       151,450
Company-obligated mandatorily
 redeemable preferred securities
 of subsidiary trusts                       98,981,629      98,981,629                 --            --


3. Investments

At December 31, 1999 and 1998, the amortized cost and estimated fair value of fixed maturity securities and equity securities were as follows:

                                                                 Gross            Gross
                                          Amortized            Unrealized       Unrealized       Estimated
December 31, 1999                            Cost                Gains            Losses         Fair Value
---------------------------------       --------------         ----------      ------------     ------------
Fixed maturity securities
   Available-for-sale
      United States Government
       and agencies                     $  642,115,817         $  111,819      $(39,229,308)    $602,998,328
      State, municipal and
       other governments                     4,539,257                --           (379,607)       4,159,650
      Public utilities                      12,201,799                --         (1,362,599)      10,839,200
      Corporate securities                 300,422,046            408,652       (28,539,013)     272,291,685
      Redeemable preferred stocks            9,240,340                --           (824,220)       8,416,120
      Mortgage and asset-backed
       securities                          101,946,108            642,075        (4,273,347)      98,314,836
                                        --------------         ----------      ------------     ------------
                                        $1,070,465,367         $1,162,546      $(74,608,094)    $997,019,819
                                        ==============         ==========      ============     ============

   Held for investment
      United States Government
       and agencies                     $  323,311,715         $      --       $(74,631,915)    $248,679,800
      Redeemable preferred stocks           75,155,532                --         (7,860,668)      67,294,864
                                        --------------         ----------      ------------     ------------
                                        $  398,467,247         $      --       $(82,492,583)    $315,974,664
                                        ==============         ==========      ============     ============
 Equity securities
    Non-redeemable preferred
     stocks                             $    6,850,000         $      --       $   (227,160)    $  6,622,840
    Common stocks                            1,169,999                --           (179,350)         990,649
                                        --------------         ----------      ------------     ------------
                                        $    8,019,999         $      --       $   (406,510)    $  7,613,489
                                        ==============         ==========      ============     ============

December 31, 1998
------------------------------------
Fixed maturity securities
   Available-for-sale
      United States Government
       and agencies                     $  385,393,461         $  854,292      $    (23,637)    $386,224,116
      State, municipal and other
       governments                           4,227,231                --             (3,231)       4,224,000
      Public utilities                       9,869,720            194,810               --        10,064,530
      Corporate securities                 191,393,819          1,036,268          (525,097)     191,904,990
      Mortgage and asset-backed
       securities                            9,416,331             64,400              (805)       9,479,926
                                        --------------         ----------      ------------     ------------
                                        $  600,300,562         $2,149,770      $   (552,770)    $601,897,562
                                        ==============         ==========      ============     ============


The amortized cost and estimated fair value of fixed maturity securities at December 31, 1999, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company's mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

                                                        Available-for-sale                 Held for investment
                                               -----------------------------------  ---------------------------------
                                                   Amortized           Estimated          Amortized         Estimated
                                                     Cost             Fair Value            Cost           Fair Value
                                               ---------------        ------------   ------------       -------------
  Due after one year through five years         $   13,815,639        $ 13,480,248   $        --        $        --
  Due after five years through ten years           148,996,868         144,701,650            --                 --
  Due after ten years through twenty years         492,734,730         469,617,702            --                 --
  Due after twenty years                           312,972,022         270,905,383    398,467,247        315,974,664
                                                --------------        ------------   ------------       ------------
                                                   968,519,259         898,704,983    398,467,247        315,974,664

  Mortgage-backed and asset-backed
    securities                                     101,946,108          98,314,836            --                 --
                                                --------------        ------------   ------------       ------------
                                                $1,070,465,367        $997,019,819   $398,467,247       $315,974,664
                                                ==============        ============   ============       ============


Net unrealized gains (losses) on available-for-sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following at December 31, 1999 and 1998:

                                                                                        December 31
                                                                                   1999              1998
                                                                             ------------        ----------
   Net unrealized gains (losses) on available-for-sale
    fixed maturity and equity securities                                     $(73,852,058)       $1,597,000
   Adjustments for assumed changes in amortization of
    deferred policy acquisition costs                                          19,644,927          (960,583)
   Deferred income tax benefit (expense)                                       18,972,496          (216,382)
                                                                             ------------        ----------
   Net unrealized gains (losses) reported as accumulated
        other comprehensive income (loss)                                    $(35,234,635)       $  420,035
                                                                             ============        ==========


Components of net investment income are as follows:


                                                                        Year ended December 31
                                                             1999             1998             1997
                                                        -----------        -----------      ----------
   Fixed maturity securities                            $69,877,178        $28,304,437      $5,131,361
   Equity securities                                        456,000                --              --
   Derivative instruments                                (6,151,600)        (1,767,580)       (589,484)
   Policy loans                                              19,722              8,338          12,281
   Cash and cash equivalents                                487,254            331,530         124,393
   Other                                                    951,035             55,109             --
                                                        -----------        -----------      ----------
                                                         65,639,589         26,931,834       4,678,551
   Less investment expenses                              (1,029,977)          (575,362)       (659,934)
                                                        -----------        -----------      ----------
   Net investment income                                $64,609,612        $26,356,472      $4,018,617
                                                        ===========        ===========      ==========

An analysis of sales, maturities, and principal repayments of the Company's available-for-sale fixed maturity securities for the year ended December 31, 1999 is as follows:



                                                                         Gross         Gross          Proceeds
                                                    Amortized           Realized       Realized        from
                                                      Cost               Gains         Losses          Sale
                                                  ------------          --------     ----------    ------------
    Year ended December 31, 1999
       Scheduled principal repayments,
        calls and tenders                         $195,837,799          $    --       $     --     $195,837,799
       Sales                                       112,919,296           322,454       (409,706)    112,832,044
                                                  ------------          --------      ---------    ------------
                                                  $308,757,095          $322,454      $(409,706)   $308,669,843
                                                  ============          ========      =========    ============

    Year ended December 31, 1998
       Scheduled principal repayments
        calls and tenders                         $157,731,977          $    --        $    --     $157,731,977
        Sales                                       64,861,304           163,865        (12,115)     65,013,054
                                                  ------------          --------       --------    ------------
                                                  $222,593,281          $163,865       $(12,115)   $222,745,031
                                                  ============          ========       ========    ============


For the year ended December 31, 1999, realized gains on investments consisted of net losses of $87,252 on the sale of available-for-sale fixed maturity securities and a gain of $1,541,669 on the termination of a total return swap. For the year ended December 31, 1998, realized gains of $426,782 consisted of net gains on sales of available-for-sale fixed maturities of $151,750 and a gain on the sale of real property of $275,032. The Company did not have any realized gains for the year ended December 31, 1997.

The change in unrealized appreciation/depreciation on investments for the year ended December 31, 1999 aggregated ($75,449,058), and consisted of unrealized depreciation on available-for-sale fixed maturity securities and equity securities of $75,042,548 and $406,510, respectively. The changes in unrealized appreciation/depreciation on investments aggregated $905,405 and $893,151 for the years ended December 31, 1998 and 1997, respectively, and were entirely attributable to available-for-sale fixed maturity securities. The change in net unrealized appreciation/depreciation is recorded net of adjustments to deferred policy acquisition costs and deferred income taxes totaling $39,794,388 in 1999, $695,670 in 1998 and $481,295 in 1997.

As a part of its asset-liability management activities, the Company from time to time purchases financial futures instruments and total return exchange agreements. The operations of the Company are subject to risk of interest rate fluctuations to the extent that there is a difference between the amount of the Company's interest-earning assets and interest-bearing liabilities that mature in specified periods. The principal objective of the Company's asset-liability management activities is to provide maximum levels of net investment income while maintaining acceptable levels of interest rate and liquidity risk, and facilitating the funding needs of the Company. Financial futures contracts are commitments to either purchase or sell a financial instrument at a specific future date for a specified price and may be settled in cash or through delivery of the financial instrument. Total return exchange agreements generally involve the exchange of the total return or yield on a referenced security for a specified interest rate.

If a financial futures contract used to manage interest rate risk is terminated early or results in payments based on the change in value of the underlying asset, any resulting gain or loss is deferred and amortized as an adjustment to the yield of the designated asset over its remaining life as long as the transaction qualifies for hedge accounting. The effectiveness of the hedge is measured by a historical and probable future high correlation of changes in the fair value of the hedging instruments with changes in value of the hedged item. If correlation ceases to exist, hedge accounting will be terminated and gains or losses recorded in income. To date, high correlation has been achieved. Deferred gains totaling $4,969,781 for 1999 ($0 in 1998) are included in held for investment fixed maturities and will be amortized as an adjustment to interest income over the life of the hedged instrument. The notional amount of outstanding agreements to sell securities was $204,600,000 at

December 31, 1999. A fixed maturity security with an amortized cost of $14,932,303 has been deposited with a broker dealer to establish a margin account for the futures contracts.

For total return exchange agreements, the differential of the total return yield or interest to be paid or received on a settlement date is recognized as an adjustment to investment income. If a total return swap agreement is terminated early any resulting gain or loss is recognized as realized gain or loss. In 1999, the Company recognized net investment expense of $2,069,355 related to payments made on settlement dates, and realized a gain of $1,541,669 on the termination of one total return swap agreement. The notional amount of outstanding agreements was $332,000,000 at December 31, 1999.

At December 31, 1999, affidavits of deposits covering fixed maturity securities and short-term investments with a amortized cost of $1,388,740,914 were on deposit with state agencies to meet regulatory requirements.

At December 31, 1999, the following investments in any person or its affiliates (other than bonds issued by agencies of the United States Government) exceeded 10% of stockholders' equity:



                                     Estimated     Amortized                                  Estimated        Amortized
    Issuer                           Fair Value       Cost              Issuer                Fair Value         Cost
----------------------------------- -----------    -----------   ------------------------     ----------       ----------
FBL Capital Trust I                 $67,294,864    $75,155,532   United Dominion Realty       $4,802,600       $5,162,500
AIG Global Trust                     19,000,000     19,000,008   U.S. Tr Cap A 144A            5,262,046        5,355,772
Knight Funding, Ltd                  19,053,000     18,430,348   Nationwide Health Prop.       4,890,600        6,043,729
Northwest Airlines                   10,135,483     10,123,774   BT Capital Trust              4,868,000        5,334,466
Sutter CBO                           10,353,000     10,000,000   Health Care Properties        4,815,000        5,000,000
South Street CBO                      9,520,839      9,737,000   Keycorp Inst.. Cap-A 144A     4,701,920        5,265,316
FMR Corp.                             9,662,600     10,084,411   Chase Capital I               4,894,450        5,166,715
Nations Bank                          9,890,000     13,059,307   Fortress CBO C                4,482,500        4,634,799
Evaluated Loan Collateral             9,108,000      9,108,000   Harcourt Gen. Inc.            4,607,000        4,944,039
M&I Capital Trust                     9,125,000     10,406,323   BS Com. Mtg. 1999-C1-D        4,295,800        4,723,306
American Financial Group              8,793,200      9,357,988   Orng & Rkld Utilities         4,397,000        4,962,985
Genamerica Capital I                  8,586,000      9,593,719   Simon Debartolo               4,375,586        5,005,544
Jet Equipment Trust                   8,250,000      8,214,878   Developers Div. Rlty          4,215,250        5,013,067
Ikon Capital, Inc.                    7,841,120      7,975,587   NJ Econ Dev Authority         4,159,650        4,539,257
JPM Capital Trust                     7,700,000      8,473,156   Citicorp Capital II           4,018,006        4,322,442
Bear Stearns  M.T. Notes              7,680,000      7,930,144   Witco Corp.                   3,845,000        4,698,565
Commercial Net I                      7,388,480      7,699,283   Southern Co. Cap. Trust       3,823,200        4,261,940
Land O' Lake Capital Tr.              6,837,432      8,078,789   First Industrial LP Mtn       3,800,000        4,090,222
New Plan Excel Realty Tr.             6,622,840      6,850,000   New Plan Realty Tr. Mtn       3,654,800        4,171,590
Engelhard Corp.                       5,516,400      5,896,425   Spieker Properties            3,583,720        4,031,540
Farmers Exchange Capital              5,250,000      5,800,300   Lehman Bros. Holdings         3,508,000        4,879,094
Hilton Hotels Corp.                   5,246,850      5,966,360   Nascor 1998-026-A13           3,442,684        3,423,260
Health Care Property                  5,146,680      5,565,410   EOP Operating LP              3,436,400        3,973,337
Juniper 99 A-3a                       4,615,650      5,000,000


4. Value of Insurance In Force Acquired

An analysis of the value of insurance in force acquired for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                              Year ended December 31
                                         1999           1998          1997
                                       ----------    ----------    ---------

     Balance at beginning of year      $1,068,906    $1,343,000   $1,725,000
     Accretion of interest during
        the year                           55,000        71,000       91,000
     Amortization of asset               (371,479)     (345,094)    (473,000)
                                       ----------    ----------   ----------
     Balance at end of year            $  752,427    $1,068,906   $1,343,000
                                       ==========    ==========   ==========

Amortization of the value of insurance in force acquired for the next five years is expected to be as follows: 2000 - $232,000; 2001 - $104,000; 2002 - $104,000;
2003 - $103,000; and 2004 - $104,000.

5. Reinsurance and Policy Provisions

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers. Reinsurance coverages for life insurance vary according to the age and risk classification of the insured. The Company does not use financial or surplus relief reinsurance.

Reinsurance contracts do not relieve the Company of its obligations to its policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, the Company's life insurance subsidiary would be liable for these obligations, and payment of these obligations could result in losses to the Company. To limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers, and monitors concentrations of credit risk. Insurance premiums have been reduced by $1,110,871, $567,027 and $722,545 and insurance benefits have been reduced by $335,558, $375,592 and $503,154 during the years ended December 31, 1999, 1998 and 1997, respectively, as a result of cession agreements.

No allowance for uncollectible amounts has been established against the Company's asset for amounts receivable from other insurance companies since none of the receivables are deemed by management to be uncollectible.

During 1998, the company entered into a modified coinsurance agreement to cede 70% of its variable annuity business to Equitrust Life Insurance Company ("Equitrust"). Equitrust is an affiliate of Farm Bureau Life Insurance Company which beneficially owns 33.27% of the Company's common stock. Under this agreement and related administrative services agreements, the Company paid Equitrust $155,908 and $77,954 for the years ended December 31, 1999 and 1998, respectively. The modified coinsurance agreement has an initial term of four years and will continue thereafter until termination by written notice at the election of either party. Any such termination will apply to the submission or acceptance of new policies, and business reinsured under the agreement prior to any such termination is not eligible for recapture before the expiration of 10 years. Equitrust (or one of its affiliates) provides the administrative support necessary to manage this business.

The activity in the liability for unpaid claims and related adjustment expense for the years ended December 31, 1999, 1998 and 1997, net of reinsurance, is summarized as follows:

                                      Unpaid Claims                                 Unpaid
                                      Liability at                                  Claims
                                      Beginning of      Claims        Claims     Liability at
                                           Year        Incurred        Paid       End of Year
                                      -------------   -----------   -----------   -----------
  Year ended December 31, 1999
  1999                                 $        --   $   550,877    $   319,145   $   231,732
  1998 and prior                           672,661      (186,097)       124,112       362,452
                                       -----------   -----------    -----------   -----------
                                           672,661   $   364,780    $   443,257       594,184
                                                     ===========    ===========
  Active life reserve                    1,518,222                                  1,575,828
                                       -----------                                -----------
  Total accident and health reserves   $ 2,190,883                                $ 2,170,012
                                       ===========                                ===========
  Year ended December 31, 1998
  1998                                 $        --   $   580,845    $   318,507   $   262,338
  1997 and prior                           667,287      (133,100)       123,864       410,323
                                       -----------   -----------    -----------   -----------
                                           667,287   $   447,745    $   442,371       672,661
                                                     ===========    ===========
  Active life reserve                    1,406,694                                  1,518,222
                                       -----------                                -----------
  Total accident and health reserves   $ 2,073,981                                $ 2,190,883
                                       ===========                                ===========

  Year ended December 31, 1997
  1997                                 $        --   $   556,302    $   296,060   $   260,242
  1996 and prior                           629,651      (107,471)       115,135       407,045
                                       -----------   -----------    -----------   -----------
                                           629,651   $   448,831    $   411,195       667,287
                                                     ===========    ===========
  Active life reserve                    1,350,132                                  1,406,694
                                       -----------                                -----------
  Total accident and health reserves   $ 1,979,783                                $ 2,073,981
                                       ===========                                ===========

6. Income Taxes

The Company files a consolidated federal income tax return with all its subsidiaries except American Equity Investment Life Insurance Company, which files a separate federal income tax return and American Equity Investment Properties, L.C., which is taxed as a partnership and, as such, all taxable income is allocated to its owners.

Deferred income taxes are established by the Company and its subsidiaries based upon the temporary differences among financial reporting and tax bases of assets and liabilities within each entity, the reversal of which will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled, measured using the enacted tax rates.

Income tax benefit (expense) differed from that computed at the applicable statutory federal income tax rate (35% in 1999; 34% in 1998 and 1997) as follows.

                                                        Year ended December 31
                                                   1999           1998           1997
                                                -----------    -----------    -----------
Income (loss) before income taxes               $ 3,095,870    $ 1,004,670    $(4,759,614)
                                                ===========    ===========    ===========
Income tax benefit (expense) on income (loss)
before income taxes at statutory rate           $(1,083,555)   $  (341,588)   $ 1,618,269
Tax effect of:
       Earnings on company-obligated
         mandatorily redeemable preferred
         securities of subsidiary trusts            708,000             --             --
       State income taxes                            61,000         59,000        129,000
       Small company deduction                           --             --        331,000
       Change in valuation allowance on
         deferred income tax assets               1,537,000       (397,000)      (707,000)
       Other                                        147,390        (80,895)        18,957
                                                -----------    -----------    -----------
   Income tax benefit (expense)                 $ 1,369,835    $  (760,483)   $ 1,390,226
                                                ===========    ===========    ===========

The tax effect of individual temporary differences at December 31, 1999 and 1998, is as follows:

                                                                 December 31
                                                             1999           1998
                                                         ------------    ------------
Deferred income tax assets:
   Policy benefit reserves                               $ 55,066,000    $ 17,810,000
   Provision for experience rating refunds                    191,000         283,000
   Unrealized depreciation on available-for-sale fixed
           maturity securities and  equity securities      18,972,496              --
   Deferred compensation                                      426,000         350,000
   Net operating loss carryforwards                         1,609,000       1,182,000
   Other                                                       15,372          66,000
                                                         ------------    ------------
                                                           76,279,868      19,691,000
Deferred income tax liabilities:
   Unrealized appreciation of available-for-sale
         fixed maturity securities                                 --        (216,382)
   Accrued discount on fixed maturity securities             (800,000)             --
   Deferred policy acquisition costs                      (31,861,000)     (8,939,000)
   Value of insurance in force acquired                      (263,000)       (363,000)
   Other                                                     (319,000)       (346,119)
                                                         ------------    ------------
                                                          (33,243,000)     (9,864,501)
Valuation allowance on deferred income tax assets                  --      (1,537,000)
                                                         ------------    ------------
Deferred income tax asset                                $ 43,036,868    $  8,289,499
                                                         ============    ============

The Company regularly reviews its needs for a valuation allowance against its deferred income tax assets. During the year ended December 31, 1997, the Company's life insurance company became taxable and it is expected that it will continue to pay federal income taxes in the foreseeable future. As a result, the valuation allowance pertaining to deferred income tax assets at this subsidiary was eliminated at December 31, 1997. At December 31, 1998 and 1997, the Company carried a valuation allowance against deferred income tax assets of the non-life insurance entities due to the uncertainty of future income. However, this valuation allowance was eliminated at December 31, 1999 as a result of the Company's adoption of plans and policies relative to future taxable income or loss of the non-life entities.

The Company has net operating loss carryforwards for tax purposes of $3,978,000 at December 31, 1999, which expire in 2010 through 2014. None of these carryforwards is currently available to reduce the tax provisions for financial reporting purposes.

7. Notes Payable and Amounts Due Under Repurchase Agreements

On October 18, 1996, the Company borrowed $10 million from two banks under a variable rate revolving credit agreement with a maximum borrowing level of $10 million. During 1999, the maximum borrowing level was increased to $25,000,000, and the Company borrowed an additional $10,600,000. The notes bear interest (7.56% at December 31, 1999) at LIBOR plus a specified margin of up to 1.75% and interest is payable quarterly. Principal and accrued interest is due and payable on March 31, 2001, with an option for a four-year extension as a term loan. Under the agreement, the Company is required to maintain minimum capital and surplus levels at American Equity Investment Life Insurance Company and meet certain other financial and operating ratio requirements. The Company is also prohibited from incurring other indebtedness for borrowed money and from paying dividends on its capital stock in excess of 10% of its consolidated net income for the prior fiscal year (except that in 1999, the Company was permitted to make the dividend payments reflected in the consolidated financial statements).

As part of its investment strategy, the Company enters into securities lending programs to increase its return on investments and improve its liquidity. These transactions are accounted for as amounts due under repurchase agreements (short-term collateralized borrowings). Such borrowings averaged approximately $68,139,218 and $28,216,906 for the years ended December 31, 1999 and 1998, respectively, and were collateralized by investment securities with fair market values approximately equal to the amount due. At December 31, 1999, the Company has securities lending programs with First Union Securities, Inc. and Bear, Stearns & Co., Inc. with amounts due to each of $57,906,250 and $29,062,500, respectively. The weighted average interest rate on amounts due under repurchase agreements was 5.12% and 5.42% for the years ended December 31, 1999 and 1998, respectively.


8.  Minority Interests in Subsidiary Trusts

During, 1999, American Equity Capital Trust I ("Trust I"), a wholly-owned subsidiary of the Company, issued $25,970,140 of 8% Convertible Trust Preferred Securities (the "8% Trust Preferred Securities"). In connection with Trust I's issuance of the 8% Trust Preferred Securities and the related purchase by the Company of all of Trust I's common securities, the Company issued $26,773,000 in principal amount of its 8% Convertible Junior Subordinated Debentures, due September 30, 2029 (the "8% Debentures") to Trust I. The sole assets of Trust I are the 8% Debentures and any interest accrued thereon. Each 8% Trust Preferred Security is convertible into one share of common stock of the Company at a conversion price equal to the lesser of (i) $30 per share or (ii) 90% of the initial price per share to the public of the Company's common stock sold in connection with its initial public offering of such common stock (the "IPO"), upon the earlier of the 91st day following the IPO or September 30, 2002. The interest payment dates on the 8% Debentures correspond to the distribution dates on the 8% Trust Preferred Securities. The 8% Trust Preferred Securities, which have a liquidation value of $30 per share plus accrued and unpaid distributions, mature simultaneously with the 8% Debentures. At December 31, 1999, 865,671.33 shares of 8% Trust Preferred Securities were outstanding, all of which are unconditionally guaranteed by the Company to the extent of the assets of Trust I.

Also during 1999, American Equity Capital Trust II ("Trust II"), a wholly-owned subsidiary of the Company, issued 97,000 shares of 5% Trust Preferred Securities (the "5% Trust Preferred Securities"). The 5% Trust Preferred Securities, which have a liquidation value of $100 per share ($97,000,000 in the aggregate), have been assigned a fair value of $72,490,000 (based upon an effective 7% yield-to-maturity). The consideration received by Trust II in connection with the issuance of the 5% Trust Preferred Securities consisted of fixed income trust preferred securities of equal value which were issued by the parent of Farm Bureau Life insurance Company. Farm Bureau beneficially owns 33.27% of our common stock.

In connection with Trust II's issuance of the 5% Preferred Securities and the related purchase by the Company of all of Trust II's common securities, the Company issued $100,000,000 in principal amount of its 5% Subordinated Debentures, due June 1, 2047 (the "5% Debentures") to Trust II. The sole assets of Trust II are the 5% Debentures and any interest accrued thereon. The interest payment dates on the 5% Debentures correspond to the distribution dates on the 5% Trust Preferred Securities. The 5% Trust Preferred Securities mature simultaneously with the 5% Debentures. All of the 5% Trust Preferred Securities are unconditionally guaranteed by the Company to the extent of the assets of Trust II.

9. Retirement and Stock Compensation Plans

The Company has adopted a contributory defined contribution plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees of the Company, subject to minimum eligibility requirements. Employees can contribute up to 15% of their annual salary (with a maximum contribution of $10,000 in 1999, $10,000 in 1998, and $9,500 in 1997) to the plan. The Company contributes an additional amount, subject to limitations, based on the voluntary contribution of the employee. Further, the plan provides for additional employer contributions based on the discretion of the Board of Directors. Plan contributions charged to expense were $41,703, $25,231 and $19,434 for the years ended December 31, 1999, 1998 and
1997 respectively.

The Company has entered into deferred compensation arrangements with certain officers, directors, and consultants, whereby these individuals have agreed to take common stock of the Company at a future date in lieu of current cash payments. The common stock is to be issued in conjunction with a "trigger event", as that term is defined in the individual agreements. At December 31, 1999 and 1998, these individuals have earned, and the Company has reserved for future issuance, 96,060 and 96,958 shares of common stock, respectively, pursuant to these arrangements. The Company has also accrued $1,097,933 and $1,017,333 as an other liability at December 31, 1999 and 1998, respectively, representing the value associated with the shares earned. In September, 1999, a retired employee received a distribution of 9,040 shares in accordance with the employee's deferred compensation arrangement.

During 1997, the Company established the American Equity Investment NMO Deferred Compensation Plan whereby agents can earn common stock in addition to their normal commissions. Awards are calculated using formulas determined annually by the Company's Board of Directors and are generally based upon new annuity deposits. For the years ended December 31, 1999, 1998 and 1997, agents earned the right to receive 112,596, 83,861 and 13,131 shares, respectively. These shares will be awarded at the end of the vesting period of 4 years for the 1999 and 1998 programs, and 3 years for the 1997 program. A portion of the awards may be subject to forfeiture if certain production levels are not met over the remaining vesting period. The Company recognizes commission expense as the awards vest. For the years ended December 31, 1999 and 1998, agents vested in 53,042 and 25,342 shares of common stock, respectively, and the Company recorded commission expense (which was subsequently capitalized as deferred policy acquisition costs) of $1,379,092 and $295,354, respectively, under these plans. Amounts accrued are reported as other liabilities until the stock has been issued. At December 31, 1999, the Company has reserved 209,588 shares for future issuance under the plans. Two of the Company's national marketing organizations accounted for more than 10% of the annuity deposits and insurance premium collections during 1999.

During 1997, a Stock Option Agreement with the Company's Chairman (and owner of 8.6% of its outstanding common stock at December 31, 1999) was amended to fix the number of options and warrants to purchase shares of the Company's common stock at 400,000. Certain of these options and warrants have an exercise price of $10.00 per share and expire in 2000 (80,000 warrants) and 2007 (200,000 options). The remaining 120,000 options can be exercised at anytime at fair value and expire in 2007. In connection with the 1997 amendment, the Company recorded compensation expense of $628,000. In 1999, the Stock Option Agreement was further amended to fix the exercise price of the 120,000 options previously exercisable at fair market value at $22.00 per share.

The Company's 1996 Stock Option Plan authorizes the grants of options to officers, directors and employees for up to 400,000 shares of the Company's common stock. All options granted have 10 year terms, and vest and become fully exercisable immediately. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

Changes in the number of stock options outstanding during the years ended December 31, 1999, 1998 and 1997 are as follows (excluding options on 120,000 shares that were exercisable at fair value in 1998 and 1997 and converted to a fixed exercise price in 1999):

                                                       Weighted-
                                                        Average
                                                        Exercise     Total
                                           Number of    Price per   Exercise
                                            Shares        Share      Price
                                          ----------   ---------- -------------
      Outstanding at January 1, 1997         612,000     $ 10.00   $ 6,120,000
         Granted                             341,700       10.98     3,750,400
         Cancelled                          (412,000)      10.00    (4,120,000)
         Exercised                              (200)      10.00        (2,000)
         Forfeited                            (5,800)      10.00       (58,000)
                                          ----------               -----------
                                             535,700       10.62     5,690,400
      Outstanding at December 31, 1997
         Granted                              38,500       16.00       616,000
         Canceled                            (16,500)      10.18      (168,000)
         Exercised                              (700)      11.71        (8,200)
                                          ----------               -----------
      Outstanding  at December 31, 1998
                                             557,000       11.01     6,130,200
         Granted                              95,920       22.44     2,152,240
         Converted                           120,000       22.00     2,640,000
         Canceled                             (1,550)      20.06       (31,000)
         Exercised                            (7,225)      10.27       (74,200)
                                          ----------               -----------
      Outstanding at December 31, 1999       764,145       14.16   $10,817,240
                                          ==========               ===========

Stock options outstanding at December 31, 1999 (all currently exercisable) are follows:

                                                         Weighted-
                                                          Average
                                                      Remaining Life
                                          Number        (in Years)
                                         -------      --------------
          Exercise price:
               $10.00                    375,000           7.18
               $12.00                    122,600           7.55
               $16.00                     51,675           8.73
               $22.00                    204,370           8.26
               $26.00                     10,500           9.92
                                         -------
                                         764,145           7.67
                                         =======

At December 31, 1999, the Company had 47,730 shares of common stock available for future grant under the 1996 Stock Option Plan.

On December 1, 1997, in connection with a rights offering of shares of the Company's common stock, the Company issued subscription rights to purchase an aggregate of 719,125 shares of the Company's common stock to certain officers and directors. The subscription rights have an exercise price of $16.00 per share, were fully exercisable immediately, and expire on December 1, 2002.

Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options and subscription rights under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a minimum value option pricing model (which is used for non-public companies) with the following weighted-average assumptions:

                                                  Year ended December 31
                                              1999        1998         1997
                                              ----        ----         ----

      Risk-free interest rate                 4.73%       5.40%        6.50%
      Dividend yield                             0%          0%           0%
      Weighted-average expected life        3 years     3 years      3 years

The minimum value option pricing model is similar to the Black-Scholes option valuation model (which is primarily used for public companies) except that it excludes an assumption for the expected volatility of market price. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per common share were as follows:

                                                                Year ended December 31
                                                           1999         1998            1997
                                                        ----------    --------      -----------
      Net income (loss), as reported                    $2,443,346    $244,187      $(3,369,388)
      Net income (loss), pro forma                       2,035,000     189,000       (4,903,000)
      Basic earnings per common share, as reported            0.52        0.05            (2.11)
      Basic earnings per common share, pro forma              0.43        0.04            (3.07)
      Diluted earnings per common share, as reported          0.42        0.05            (2.11)
      Diluted earnings per common share, pro forma            0.35        0.04            (3.07)

10. Life Insurance Subsidiary

Iowa Insurance Laws require domestic insurers to maintain a minimum of $5.0 million capital and surplus.

Prior approval of regulatory authorities is required for the payment of dividends to the Company by its life insurance subsidiary which exceed an annual limitation. During 2000, the life insurance subsidiary could pay dividends to its parent of approximately $16,326,000 without prior approval from regulatory authorities.

The financial statements of American Equity Investment Life Insurance Company included herein differ from related statutory-basis financial statements principally as follows: (a) the bond portfolio is segregated into held-for-investment (carried at amortized cost), available-for-sale (carried at fair value), and trading (carried at fair value) classifications rather than generally being carried at amortized cost; (b) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred; (c) the excess of purchase price over net assets acquired in business combinations is allocated to identifiable intangibles such as value of insurance in force acquired, rather than being entirely attributable to goodwill (a portion of which may be non-admitted); (d) policy reserves on traditional life and accident and health insurance products are based on reasonable assumptions of expected mortality, morbidity, interest and withdrawals which include a provision for possible adverse deviation from such assumptions which may differ from reserves based on statutory mortality rates and interest; (e) future policy benefit reserves on certain universal life and annuity products are based on full account values, rather than discounting methodologies utilizing statutory interest rates; (f) reinsurance amounts are shown as gross amounts, net of an allowance for uncollectible amounts, on the consolidated balance sheet rather than netted against the corresponding receivable or payable; (g) deferred income taxes are provided for the difference between the financial statement and income tax bases of assets and liabilities; (h) net realized gains or losses attributed to changes in the level of interest rates in the market are recognized as gains or losses in the statement of operations when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security or mortgage loan; (i) declines in the estimated realizable value of investments are charged to the statement of operations for declines in value, when such declines in value are judged to be other than temporary rather than through the establishment of a formula-determined statutory investment reserve (carried as a liability), changes in which are charged directly to surplus, (j) agents' balances and certain other assets designated as "non-admitted assets" for statutory purposes are reported as assets rather than being charged to surplus;
(k) revenues for universal life and annuity products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed rather than premiums received; and (l) pension income or expense is recognized in accordance with SFAS No. 87, Employers' Accounting for Pensions, rather than in accordance with rules and regulations permitted by the Employee Retirement Income Security Act of 1974;
(m) surplus notes are reported as a liability rather than as a component of capital and surplus; and (n) assets and liabilities are restated to fair values when a change in ownership occurs, rather than continuing to be presented at historical cost.

Net income for the life insurance subsidiary as determined in accordance with statutory accounting practices was $17,837,476, $4,803,545 and $4,470,284 in 1999, 1998 and 1997, respectively, and total statutory capital and surplus of the life insurance subsidiary was $139,855,053 and $80,947,913 at December 31, 1999 and 1998, respectively.

In 1998, the NAIC adopted codified statutory accounting principles (Codification). Codification will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that the Company uses to prepare its statutory-basis financial statements, to be effective January 1, 2001. Codification will require adoption by the various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for the Company, the State of Iowa must adopt Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results to the Insurance Division, Department of Commerce, of the State of Iowa. At this time it is anticipated that the State of Iowa will adopt Codification. However, based on current guidance, management believes that the impact of Codification will not be material to the Company's statutory-basis financial statements.

11. Commitments and Contingencies

The Company has a General Agency Commission and Servicing Agreement with American Equity Investment Service Company (the Service Company), wholly-owned by the Company's chairman, whereby, the Service Company acts as a national supervisory agent with responsibility for paying commissions to agents of the Company. Under the terms of the original agreement, the Service Company was required to pay the greater of (a) 5% of the premiums collected by the Company on the sale of certain annuity products, or (b) 50% of the agent's commissions payable by the Company on the sale of those same policies. In return, the Company agreed to pay quarterly renewal commissions to the Service Company equal to .3275% of the premiums received by the Company on policies that still remain in force. In addition, the Company has agreed to pay supplemental commissions should lapses in any quarter exceed 1.88%, or certain other circumstances arise. The Agreement terminates on June 30, 2005.

On December 31, 1997, the Service Company and the Company amended the Agreement to provide for the payment of 100% of the agents' commissions by the Service Company for policies issued from July 1, 1997 through December 31, 1997. In return, the Company agreed to pay the Service Company quarterly renewal commissions of .7% of the premiums received by the Company before January 1, 1998 that still remain in force, and .325% for in-force amounts received thereafter. The revised quarterly renewal commission schedule commenced December 31, 1997. For policies issued from January 1, 1998 through August 30, 1999, the original agreement remains in effect and, accordingly, the Company pays renewal commissions of .325% of the premiums received on such policies which remain in force.

On June 30, 1999, the Service Company and the Company further amended the Agreement to provide for the payment of 30% of agents' commissions by the Service Company for policies issued on or after September 1, 1999, and the Company agreed to pay the Service company quarterly renewal commissions of .25% for in force amounts received thereafter.

During the years ended December 31, 1999, 1998 and 1997, the Service Company paid $37,722,852, $19,933,480, and $11,470,576 respectively, to agents of the
Company and the Company paid renewal commissions to the Service Company of $14,566,020, $6,781,288 and $1,360,410, respectively. At December 31, 1999 and
1998, amounts payable to the Service Company by the life insurance subsidiary included in amounts due to related parties were $10,003,258 and $2,438,600, respectively.

During 1999, the Company agreed to loan to the Service Company up to $50,000,000 pursuant to a promissory note bearing interest at the "reference rate" of the financial institution which is the Company's principal lender. Principal and interest are payable quarterly over five years from the date of the advance. At December 31, 1999, amounts advanced to and interest receivable from the Service company were $18,175,000 and $581,957, respectively.

The Company leases its home office space and certain equipment under operating leases which expire through June 2004. During the years ended December 31, 1999, 1998 and 1997, rent expense on the home office space totaled $451,748, $350,174 and $334,627, respectively. At December 31, 1999, minimum rental payments due under all noncancellable operating leases with initial terms of one year or more are:

        Year ending December 31:
             2000                                     $   538,000
             2001                                         535,000
             2002                                         528,000
             2003                                         520,000
             2004                                         265,000
                                                      -----------
                                                      $ 2,386,000
                                                      ===========

Assessments are, from time to time, levied on the Company by life and health guaranty associations by most states in which the Company is licensed to cover losses to policyholders of insolvent or rehabilitated companies. In some states, these assessments can be partially recovered through a reduction in future premium taxes. Given the short period since inception, management believes that assessments against the Company for failures known to date will be minimal.

12.  Earnings per share

The following table sets forth the computation of basic earnings (loss)per common share and diluted earnings per common share:

                                                               Year ended December 31
                                                          1999           1998         1997
                                                       -----------    -----------   -----------
Numerator:
Net income (loss)                                      $ 2,443,346    $   244,187   $(3,369,388)
Dividends on preferred stock                               (12,500)            --            --
                                                       -----------    -----------   -----------
Numerator for basic earnings (loss) per
   common share                                          2,430,846        244,187    (3,369,388)
Dividends on preferred stock                                12,500             --            --
                                                       -----------    -----------   -----------
Numerator for diluted earnings (loss) per common
   share                                               $ 2,443,346    $   244,187   $(3,369,388)
                                                       ===========    ===========   ===========

Denominator:
Weighted average shares outstanding                      4,669,429      4,464,912     1,598,695
Effect of dilutive securities:
    Preferred stock                                        625,000          3,425            --
    Warrants                                                84,586        117,370            --
    Stock options and management subscription rights       342,801        114,788            --
    Deferred compensation agreements                       117,487         13,533            --
                                                       -----------    -----------   -----------
Adjusted  weighted average shares outstanding            5,839,303      4,714,028     1,598,695
                                                       ===========    ===========   ===========

Basic earnings (loss) per common share                 $      0.52    $      0.05   $     (2.11)
                                                       ===========    ===========   ===========

Diluted earnings (loss) per common share               $      0.42    $      0.05   $     (2.11)
                                                       ===========    ===========   ===========


The effect of the convertible stock of the subsidiary trusts has not been included in the computation of dilutive earnings per share as the effect is antidilutive.

                                   Schedule I

                       Summary of Investments - Other Than

                         Investments in Related Parties

                 American Equity Investment Life Holding Company

                                December 31, 1999

                                                                                    Amount at Which
                                                                                       Shown in
                 Type of Investment                   Cost (1)          Value        Balance Sheet
------------------------------------------------   --------------   --------------   --------------
Fixed maturity securities
     Available for sale
          United States Government and agencies    $  642,115,817   $  602,998,328   $  602,998,328
          State, municipal and other governments        4,539,257        4,159,650        4,159,650
          Public utilities                             12,201,799       10,839,200       10,839,200
          Corporate securities                        300,422,046      272,291,685      272,291,685
          Redeemable preferred stocks                   9,240,340        8,416,120        8,416,120
          Mortgage and asset-backed securities        101,946,108       98,314,836       98,314,836
                                                   --------------   --------------   --------------
                                                    1,070,465,367      997,019,819      997,019,819

     Held for investment
          United States Government and agencies       323,311,715      248,679,800      323,311,715
          Redeemable preferred stocks                  75,155,532       67,294,864       75,155,532
                                                   --------------   --------------   --------------
                                                      398,467,247      315,974,664      398,467,247
                                                   --------------   --------------   --------------
          Total fixed maturity securities           1,468,932,614    1,312,994,483    1,395,487,066
                                                   --------------   --------------   --------------

Equity securities:
     Non-redeemable preferred stocks                    6,850,000        6,622,840        6,622,840
     Common stocks                                      1,169,999          990,649          990,649
                                                   --------------   --------------   --------------
          Total equity securities                       8,019,999        7,613,489        7,613,489
                                                   --------------   --------------   --------------

Derivative instruments                                 22,546,058                        44,209,883
Policy loans                                              231,068                           231,068
Short-term investments                                     45,000                            45,000
                                                   --------------                    --------------
          Total investments                        $1,499,774,739                    $1,447,586,506
                                                   ==============                    ==============

(1) On the basis of cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturity securities and derivative instruments.

                                   Schedule II

                  Condensed Financial Information of Registrant

                                (Parent Company)

                 American Equity Investment Life Holding Company

                            Condensed Balance Sheets


                                                                                   December 31
                                                                              1999               1998
                                                                           -------------    -------------
Assets
Cash and cash equivalents                                                  $     682,980    $   2,212,159
Fixed maturity security, held for investment, at amortized cost
    (market: 1999 -$43,013,614)                                               46,667,553               --
Receivables from subsidiary (eliminated in consolidation)                      3,194,630               --
Receivables from related parties                                              18,788,327               --
Property, furniture and equipment, less accumulated depreciation of
    $760,956 in 1999 and $453,927 in 1998                                        211,050          518,079
Debt issue costs, less accumulated amortization of $453,912 in 1999 and
    $314,805 in 1998                                                           1,765,505          103,642
Deferred income tax asset                                                      1,963,212               --
Investment income due and accrued                                                546,666               --
Other assets                                                                          --           27,699
                                                                           -------------    -------------
                                                                              73,819,923        2,861,579

Investment in and advances to subsidiaries (eliminated in consolidation)      86,826,790       74,712,974
                                                                           -------------    -------------
Total assets                                                               $ 160,646,713    $  77,574,553
                                                                           =============    =============

Liabilities and Stockholders' Equity
Liabilities:
    Notes payable                                                          $  20,600,000    $  10,000,000
    Payable to subsidiaries (eliminated in consolidation)                    102,028,638               --
    Amounts due to related parties                                             2,591,370               --
    Other liabilities                                                          1,102,414        1,444,032
                                                                           -------------    -------------
Total liabilities                                                            126,322,422       11,444,032

Commitments and contingencies

Stockholders' equity:
    Series Preferred Stock                                                       625,000          625,000
    Common Stock                                                               4,712,310        4,581,962
    Additional paid-in capital                                                66,057,863       64,783,117
    Accumulated other comprehensive income (loss)                            (35,234,635)         420,035
    Retained-earnings deficit                                                 (1,836,247)      (4,279,593)
                                                                           -------------    -------------
Total stockholders' equity                                                    34,324,291       66,130,521
                                                                           -------------    -------------
Total liabilities and stockholders' equity                                 $ 160,646,713    $  77,574,553
                                                                           =============    =============

See accompanying note to condensed financial statements.

                                   Schedule II

                 Condensed Financial Information of Registrant

                                (Parent Company)

                American Equity Investment Life Holding Company

                       Condensed Statements of Operations

                                                                                Year ended December 31
                                                                           1999           1998          1997
                                                                        -----------    -----------    -----------
Revenues:
    Net investment income                                               $ 1,022,500    $   154,307    $    50,161
    Dividends from subsidiary (eliminated in consolidation)               3,000,000             --             --
    Interest from subsidiary (eliminated in consolidation)                   46,419             --             --
    Surplus note interest from subsidiary
       (eliminated in consolidation)                                      1,079,106        157,788        134,077
    Interest on note receivable from related party
       (eliminated in consolidation)                                        581,957             --             --
                                                                        -----------    -----------    -----------
Total revenues                                                            5,729,982        312,095        184,238

Expenses:
    Interest expense on notes payable                                       896,383        788,770        979,826
    Interest expense on debentures issued to subsidiary trusts
       (eliminated in consolidation)                                      2,068,778             --             --
    Other operating costs and expenses                                      821,814        818,782      1,281,776
                                                                        -----------    -----------    -----------
Total expenses                                                            3,786,975      1,607,552      2,261,602
                                                                        -----------    -----------    -----------
Income (loss) before income taxes, equity in undistributed
    income (loss) of subsidiaries and earnings attributable
    to company-obligated mandatorily redeemable preferred
    securities of subsidiary trusts                                       1,943,007     (1,295,457)    (2,077,364)
Deferred income tax benefit                                               1,963,212             --             --
                                                                        -----------    -----------    -----------
Income (loss) before equity in undistributed income (loss) of subsidiaries and earnings attributable to company-obligated
     mandatorily redeemable preferred securities of subsidiary trusts     3,906,219     (1,295,457)    (2,077,364)
Equity in undistributed income (loss) of subsidiaries
     (eliminated in consolidation)                                          559,486      1,539,644     (1,292,024)
                                                                        -----------    -----------    -----------
Income (loss) before earnings attributable to company-obligated
     mandatorily redeemable preferred securities of subsidiary trusts     4,465,705        244,187     (3,369,388)
Minority interest in subsidiaries - earnings attributable to company-
     obligated mandatorily redeemable preferred securities of
     subsidiary trusts                                                   (2,022,359)            --             --
                                                                        -----------    -----------    -----------
Net income (loss)                                                       $ 2,443,346    $   244,187    $(3,369,388)
                                                                        ===========    ===========    ===========

See accompanying note to condensed financial statements.

                                   Schedule II

                  Condensed Financial Information of Registrant

                                (Parent Company)

                 American Equity Investment Life Holding Company

                       Condensed Statements of Cash Flows

                                                                                         Year ended December 31
                                                                                 1999             1998            1997
                                                                              ------------    ------------    ------------
Operating activities
Net income (loss)                                                             $  2,443,346    $    244,187    $ (3,369,388)
Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Provision for depreciation and amortization                                   446,136         401,624         306,082
     Accrual of discount on fixed maturity security                               (333,753)             --              --
     Compensation expense related to issuance of stock options and warrants             --              --         628,000
     Equity in undistributed loss (income) of subsidiaries                        (559,486)     (1,539,644)      1,292,024
     Minority interest in subsidiaries - earnings attributable to company-
          obligated mandatorily redeemable preferred securities
          of subsidiary trusts                                                   2,022,359              --              --
     Accrual of discount on debentures issued to subsidiary trusts                 521,489              --              --
     Deferred income taxes                                                      (1,963,212)             --              --
     Changes in operating assets and liabilities:
         Receivable from subsidiaries                                           (3,194,630)        126,775         (85,509)
         Receivable from related party                                            (613,327)             --              --
         Investment income due and accrued                                        (546,666)             --              --
         Other assets                                                               27,699         (25,657)         (2,042)
         Payable to subsidiaries                                                     1,850         (17,247)       (733,313)
         Amounts due to related parties                                          2,591,370              --              --
         Other liabilities                                                        (341,620)        481,802         128,634
                                                                              ------------    ------------    ------------
Net cash provided by (used in) operating activities                                501,555        (328,160)     (1,835,512)


                                                                                         Year ended December 31
                                                                                 1999             1998            1997
                                                                              ------------    ------------    ------------
Investing activities
Capital contributions to subsidiaries                                           (6,075,159)     (6,600,000)    (42,500,000)
Purchase of surplus notes from subsidiary                                      (17,000,000)     (5,500,000)             --
Purchase of note receivable from related party                                 (18,175,000)             --              --
Purchases of property, furniture and equipment                                          --        (196,117)       (514,269)
                                                                              ------------    ------------    ------------
Net cash provided by (used in) investing activities                            (41,250,159)    (12,296,117)    (43,014,269)

Financing activities
Financing fees deferred                                                         (1,800,968)             --              --
Proceeds from notes payable                                                     10,600,000              --              --
Proceeds from issuance of company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts                                  29,015,299              --              --
Net proceeds from sale of preferred stock                                               --       9,968,070              --
Net proceeds from issuance of common stock                                       1,511,840       1,282,480      46,618,479
Dividends paid                                                                    (106,746)             --              --
                                                                              ------------    ------------    ------------
Net cash provided by financing activities                                       39,219,425      11,250,550      46,618,479
                                                                              ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents                                (1,529,179)     (1,373,727)      1,768,698
Cash and cash equivalents at beginning of year                                   2,212,159       3,585,886       1,817,188
                                                                              ------------    ------------    ------------
Cash and cash equivalents at end of year                                      $    682,980    $  2,212,159    $  3,585,886
                                                                              ============    ============    ============

Supplemental disclosure of cash flow information
 Cash paid during the year for interest:
     Interest on notes payable                                                $    896,383    $    467,111    $    840,344
     Interest paid to subsidiary trusts                                          1,547,289              --              --
 Exchange of fixed maturity securities for debentures issued to
      subsidiary trusts                                                         72,490,000              --              --
 Fixed maturity security contributed to subsidiary                              26,156,200              --              --

See accompanying note to condensed financial statements.

                                   Schedule II

                  Condensed Financial Information of Registrant

                                (Parent Company)

                 American Equity Investment Life Holding Company

                     Note to Condensed Financial Statements

                                December 31, 1999

1.  Basis of Presentation

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of American Equity Investment Life Holding Company.

In the parent company-only financial statements, the Company's investment in and advances to subsidiaries (which includes surplus notes issued by the Company's life insurance subsidiary) is stated at cost plus equity in undistributed income (losses) of subsidiaries since the date of acquisition and net unrealized gains/losses on the subsidiaries' fixed maturity securities classified as "available-for-sale" and equity securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.

The parent company's fixed maturity security is held for investment.

See Note 7 to the consolidated financial statements for a description of the parent company's notes payable.

                                  Schedule III

                       Supplementary Insurance Information

                 American Equity Investment Life Holding Company

                                December 31, 1999


                                                   Future Policy
                                      Deferred        Benefits,                     Other Policy
                                       Policy      Losses, Claims                    Claims and         Insurance
                                    Acquisition      and Loss           Unearned      Benefits          Premiums
        Segment                        Costs         Expenses           Premiums       Payable         and Charges
----------------------------       --------------  --------------       --------    ------------       -----------
Year ended December 31, 1999
     Life insurance                 $126,684,495    $1,358,875,848       $ -         $11,553,574       $13,746,532
Year ended December 31, 1998
     Life insurance                   32,005,772       541,082,179         -           6,315,598        11,170,655
Year ended December 31, 1997
     Life insurance                    4,282,491       155,998,268         -           2,355,156        11,436,803


                                                                      Amortization
                                                      Benefits         of Deferred
                                         Net       Claims, Losses        Policy          Other
                                     Investment    and Settlement     Acquisition      Operating     Premiums
        Segment                         Income       Expenses            Costs          Expenses     Written
----------------------------        - ----------   --------------    --------------   -----------    --------
Year ended December 31, 1999
     Life insurance                 $64,609,612     $48,958,790      $10,923,792      $16,832,109     $ -
Year ended December 31, 1998
     Life insurance                  26,356,472      21,922,805        3,672,039       11,354,395       -
Year ended December 31, 1997
     Life insurance                   4,018,617       9,569,766          761,032        9,884,236       -


                                  Schedule IV

                                  Reinsurance

                American Equity Investment Life Holding Company


                                                                       Assumed from                    Percentage of
                                            Gross        Ceded to         Other                       Amount Assumed
              Segment                      Amount     Other Companies   Companies       Net Amount        to Net
 -----------------------------------------------------------------------------------------------------------------------
 December 31, 1999
      Life insurance in force          $1,555,677,000   $1,268,312   $  990,516,000   $2,544,925,000       38.9%
                                       ==============   ==========   ==============   ==============      =====

    Insurance premiums and
       other considerations
          Annuity and single
             premium universal
             life product
             charges                   $    3,452,095   $       --   $           --   $    3,452,095         - %
          Traditional life
             insurance and
             accident and health
             insurance premiums             7,444,448    1,110,871        3,960,860       10,294,437       38.5%
                                       --------------   ----------   --------------   --------------      -----
                                       $   10,896,543   $1,110,871   $    3,960,860   $   13,746,532       28.8%
                                       ==============   ==========   ==============   ==============      =====
 December 31, 1998
      Life insurance in force          $    1,407,000   $       --   $2,398,544,000   $2,399,951,000       99.9%
                                       ==============   ==========   ==============   ==============      =====

    Insurance premiums and
       other considerations
          Annuity product charges      $      642,547   $       --   $           --   $      642,547         - %

         Traditional life insurance
             and accident and health
             insurance premiums                19,174      567,027       11,075,961       10,528,108      105.2%
                                       --------------   ----------   --------------   --------------      -----
                                       $      661,721      567,027   $   11,075,961   $   11,170,655       99.2%
                                       ==============   ==========   ==============   ==============      =====

December 31, 1997
     Life insurance in force           $           --   $       --   $2,427,796,000   $2,427,796,000      100.0%
                                       ==============   ==========   ==============   ==============      =====

   Insurance premiums and
      other considerations
         Annuity product charges       $       11,896   $       --   $           --   $       11,896         - %
         Traditional life insurance
             and accident and health
             insurance premiums                    --      722,545       12,147,452       11,424,907      106.3%
                                       --------------   ----------   --------------   --------------      -----
                                       $       11,896   $  722,545   $   12,147,452   $   11,436,803      106.2%
                                       ==============   ==========   ==============   ==============      =====

                                  EXHIBIT INDEX
Exhibit
Number    Description
-------   -----------

   3.1    Articles of Incorporation, including Articles of Amendment**

   3.2    Amended and Restated Bylaws

   4.1 Agreement dated December 4, 1997 between American Equity Investment Life Holding Company and Farm Bureau Life Insurance Company re Right of First Refusal*

   4.2 Stockholders' Agreement dated April 30, 1997 among American Equity Investment Life Holding Company, David J. Noble, Twenty Services, Inc., Sanders Morris Mundy Inc. and stockholders*

   4.3 Registration Rights Agreement dated April 30, 1997 between American Equity Investment Life Holding Company and stockholders*

   4.4 Amended and Restated Declaration of Trust of American Equity Capital Trust I dated September 7, 1999

          The Company agrees to furnish the Commission upon its request a copy of any instrument defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries

   9 Voting Trust Agreement dated December 30, 1997 among Farm Bureau Life Insurance Company, American Equity Investment Life Holding Company and David J. Noble, David S. Mulcahy and Debra J. Richardson (Voting Trustees)*

 10.1 Restated and Amended General Agency Commission and Servicing Agreement dated June 30, 1997 between American Equity Investment Life Insurance Company and American Equity Investment Service Company*

 10.1-A 1999 General Agency Commission and Servicing Agreement dated as of June 30, 1999 between American Equity Investment Life Insurance Company and American Equity Investment Service Company

 10.2     1996 Stock Option Plan*

 10.3 Restated and Amended Stock Option and Warrant Agreement dated April 30, 1997 between American Equity Investment Life Holding Company and D.J. Noble*

 10.4 Warrant to Purchase Common Stock dated May 12, 1997 issued to Sanders Morris Mundy Inc.*

 10.5 Deferred Compensation Agreements between American Equity Investment Life Holding Company and (a)ab James M. Gerlach dated June 6, 1996*
          (b)abTerry A. Reimer dated November 11, 1996* (c)abDavid S. Mulcahy dated December 31, 1997*

 21       Subsidiaries of American Equity Investment Life Holding Company

 27       Financial Data Schedule

----------
* Incorporated by reference to the Registration Statement on Form 10 dated April 29, 1999
** Incorporated by reference to the Registration Statement on Form 10 dated April 29, 1999 and Post-Effective Amendment No. 1 to the Registration Statement on Form 10 dated July 20, 1999.