Form 10-Q
period 2000-03-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2000-05-12
CIK 1039828

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

               For the quarterly period ended March 31, 2000


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

                       5000 WESTOWN PARKWAY, SUITE 440
                         WEST DES MOINES, IOWA 50266
                       -------------------------------
                  (Address of principal executive offices)

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

Yes    X      No
     -----        -----

                      APPLICABLE TO CORPORATE ISSUERS:

       Shares of common stock outstanding at April 30, 2000: 4,694,385

                                   PART I.
                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               American Equity Investment Life Holding Company

                   Consolidated Balance Sheets (Unaudited)

               (Dollars in thousands, except per share data)

                                                                  MARCH 31,     DECEMBER 31,
                                                                   2000            1999
                                                                -------------   ------------
ASSETS
Cash and investments:
  Fixed maturity securities:
    Available-for-sale, at market (amortized cost:
      2000 - $1,243,416; 1999 - $1,070,465)                      $1,189,618     $   997,020
    Held for investment, at amortized cost (market:
      2000 - $380,942; 1999 - $315,975)                             411,322         398,467
  Equity securities, at market (cost: 2000 -
    $9,098; 1999 - $8,020)                                            7,953           7,613
  Derivative instruments                                             52,246          44,210
  Policy loans                                                          244             231
  Cash and cash equivalents                                           4,465           5,882
                                                                -------------   ------------
Total cash and investments                                        1,665,848       1,453,423

Receivable from other insurance companies                               509             598
Premiums due and uncollected                                          1,333           1,097
Accrued investment income                                            18,535          14,183
Receivables from related parties                                     30,151          18,896
Property, furniture and equipment, less accumulated
 depreciation: 2000 - $1,822; 1999 - $1,632                           1,229           1,346
Value of insurance in force acquired                                    673             752
Deferred policy acquisition costs                                   159,133         126,685
Intangibles, less accumulated amortization:
  2000 - $742; 1999 - $681                                            2,177           2,238
Deferred income tax asset                                            34,372          43,037
Federal income taxes recoverable                                      3,269           1,663
Other assets                                                          1,308           1,215
Assets held in separate account                                         553             371
                                                                -------------   ------------
Total assets                                                    $1,919,090      $1,665,504
                                                                -------------   ------------
                                                                -------------   ------------

                            (Continued on next page)

SEE ACCOMPANYING NOTES.

               American Equity Investment Life Holding Company

                   Consolidated Balance Sheets (Unaudited)

                (Dollars in thousands, except per share data)

                                                                         MARCH 31,    DECEMBER 31,
                                                                           2000           1999
                                                                        -----------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Policy benefit reserves:
    Traditional life insurance and accident and
      health products                                                   $   16,618     $   15,060
    Annuity and single premium universal life products                   1,587,024      1,343,816
  Other policy funds and contract claims                                    12,950         11,553
  Provision for experience rating refunds                                      336            545
  Amounts due to related parties                                            16,983         10,003
  Notes payable                                                             20,600         20,600
  Amounts due under repurchase agreements                                   11,387         86,969
  Amounts due on securities purchased                                       92,631         29,714
  Other liabilities                                                         13,747         13,567
  Liabilities related to separate account                                      553            371
                                                                        -----------   ------------
Total liabilities                                                        1,772,829      1,532,198

Commitments and contingencies

Minority interest in subsidiaries: company-obligated                        99,112         98,982
  mandatorily redeemable preferred securities of
  subsidiary trusts

Stockholders' equity:
  Series Preferred Stock, par value $1 per share,
    2,000,000 shares authorized; 625,000 shares of
    1998 Series A Participating Preferred Stock issued
    and outstanding                                                            625            625
  Common Stock, par value $1 per share - 25,000,000
    shares authorized; issued and outstanding:
    2000 - 4,694,385 shares; and 1999 - 4,712,310 shares                     4,695          4,712
  Additional paid-in capital                                                65,680         66,058
  Accumulated other comprehensive loss                                     (22,026)       (35,235)
  Retained-earnings deficit                                                 (1,825)        (1,836)
                                                                        -----------   ------------
Total stockholders' equity                                                  47,149         34,324
                                                                        -----------   ------------
Total liabilities and stockholders' equity                              $1,919,090     $1,665,504
                                                                        -----------   ------------
                                                                        -----------   ------------

SEE ACCOMPANYING NOTES.

               American Equity Investment Life Holding Company

              Consolidated Statements of Operations (Unaudited)

               (Dollars in thousands, except per share data)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                              2000              1999
                                                                           ---------          ---------
REVENUES:
  Traditional life and accident and health insurance premiums               $ 3,443            $ 2,941
  Annuity and single premium universal life product charges                   1,406                417
  Net investment income                                                       9,259             10,065
  Realized gains on sale of investments                                       6,213                  3
                                                                           ---------          ---------
Total revenues                                                               20,321             13,426

BENEFITS AND EXPENSES:
  Insurance policy benefits and change in future policy benefits              1,954              1,549
  Interest credited to account balances                                      11,891              5,684
  Interest expense on notes payable                                             292                202
  Interest expense on amounts due under repurchase agreements                   668                699
  Amortization of deferred policy acquisition costs and value of                206              1,691
    insurance in force acquired
  Other operating costs and expenses                                          3,431              3,353
                                                                           ---------          ---------
Total benefits and expenses                                                  18,442             13,178
                                                                           ---------          ---------
Income before income taxes                                                    1,879                248
                                                                           ---------          ---------

Income tax benefit (expense):
  Current                                                                     1,606             (3,560)
  Deferred                                                                   (1,612)             3,375
                                                                           ---------          ---------
                                                                                 (6)              (185)

Minority interest in subsidiaries:
  Earnings attributable company-obligated mandatorily
    redeemable preferred securities of subsidiary trusts                     (1,862)                 -
                                                                           ---------          ---------

Net income                                                                  $    11            $    63
                                                                           ---------          ---------
                                                                           ---------          ---------

Basic earnings per common share                                             $ 0.002            $ 0.014
                                                                           ---------          ---------
                                                                           ---------          ---------

Diluted earnings per common share                                           $ 0.002            $ 0.011
                                                                           ---------          ---------
                                                                           ---------          ---------

SEE ACCOMPANYING NOTES

                 American Equity Investment Life Holding Company

                Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in thousands)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                       2000              1999
                                                                    ---------          ---------
OPERATING ACTIVITIES
Net income                                                          $     11           $     63

Adjustments to reconcile net income to net cash used in
  operating activities:
  Adjustments related to interest sensitive products:
    Interest credited to account balances                             11,891              5,684
    Annuity and single premium universal life product                 (1,406)              (417)
      charges
  Increase in traditional life insurance and accident and
    health reserves                                                    1,558                553
  Policy acquisition costs deferred:
    Commissions paid to related party                                (28,128)           (12,304)
    Other                                                               (978)              (547)
  Amortization of deferred policy acquisition costs                      127              1,596
  Provision for depreciation and other amortization                      330                300
  Amortization of discount and premiums on fixed maturity
    securities and derivative instruments                              1,778             (3,704)
  Increase in federal income taxes recoverable                        (1,606)                 -
  Deferred income taxes                                                1,612             (3,375)
  Change in federal income taxes payable                                   -              1,710
  Other                                                               (7,706)            (7,504)
  Realized gains on sale of investments                               (6,213)                (3)
                                                                    ---------          ---------
Net cash used in operating activities                                (28,730)           (17,948)




                            (Continued on next page)

SEE ACCOMPANYING NOTES.

               American Equity Investment Life Holding Company

              Consolidated Statements of Cash Flows (Unaudited)

                           (Dollars in thousands)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------
                                                                               2000              1999
                                                                            ---------          ---------
INVESTING ACTIVITIES
Sales, maturities or repayments of investments:
   Fixed maturity securities - available-for-sale                           $ 575,624          $ 231,347
   Derivative instruments                                                       7,177                  -
                                                                            ---------          ---------
                                                                              582,801            231,347
Acquisition of investments:
   Fixed maturity securities - available-for-sale                            (682,697)          (371,676)
   Fixed maturity securities - held for investment                             (7,246)
   Equity securities                                                           (1,078)            (6,078)
   Derivative instruments                                                     (16,544)            (5,552)
   Policy loans                                                                   (13)               (23)
                                                                            ---------          ---------
                                                                             (707,578)          (383,329)

Purchases of property, furniture and equipment                                    (73)              (110)
                                                                            ---------          ---------
Net cash used in investing activities                                        (124,850)          (152,092)

FINANCING ACTIVITIES
Receipts credited to annuity and single premium universal
    life policyholder account balances                                        253,567            149,888
Return of annuity and single premium universal life
    policyholder account balances                                             (25,427)           (10,627)
Increase (decrease) in amounts due under repurchase                           (75,582)            19,979
    agreements
Re-acquisition of common stock                                                   (398)                 -
Net proceeds from issuance of common stock                                          3                  -
                                                                            ---------          ---------
Net cash provided by financing activities                                     152,163            159,240
                                                                            ---------          ---------
Decrease in cash and cash equivalents                                          (1,417)             7,148

Cash and cash equivalents at beginning of period                                5,882             15,892
                                                                            ---------          ---------
Cash and cash equivalents at end of period                                  $   4,465          $  23,040
                                                                            ---------          ---------
                                                                            ---------          ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
    Interest                                                                $   1,073          $     952
    Income taxes                                                                    -              1,850
Non-cash financing and investing activities:
    Bonus interest deferred as policy acquisition costs                         2,119              1,690

SEE ACCOMPANYING NOTES

                American Equity Investment Life Holding Company

    Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                 (Dollars in thousands, except per share data)

                                                                           ACCUMULATED
                                                           ADDITIONAL         OTHER          RETAINED        TOTAL
                                   PREFERRED     COMMON     PAID-IN       COMPREHENSIVE      EARNINGS/     STOCKHOLDERS'
                                      STOCK      STOCK      CAPITAL       INCOME/(LOSS)       DEFICIT        EQUITY
                                   ---------    -------    ----------     -------------     -----------    ------------

Balance at December 31, 1999          625        4,712       66,058          (35,235)        (1,836)         34,324
  Comprehensive income:
    Net income for period               -            -            -                -             11              11
    Change in net unrealized
      investment gains                  -            -            -           13,209              -          13,209
                                                                                                            ----------
  Total comprehensive income                                                                                 13,220(1)
  Issuance of 200 shares
    of common stock                     -            1            2                -              -               3
  Acquisition of 18,125 shares
    of common stock                     -          (18)        (380)               -              -            (398)
                                   ---------    -------    ----------     -------------     -----------    ------------
Balance at March 31, 2000             625        4,695       65,680          (22,026)        (1,825)         47,149
                                   ---------    -------    ----------     -------------     -----------    ------------
                                   ---------    -------    ----------     -------------     -----------    ------------

(1) Total comprehensive loss at March 31, 1999 was $2,760, and was comprised of net income of $63 and an increase in net unrealized depreciation of available-for-sale fixed maturity securities of $2,823 for the three months then ended.

                 American Equity Investment Life Holding Company

             Notes to Consolidated Financial Statements (Unaudited)

                                 March 31, 2000


NOTE A- BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 2000 and for the periods ended March 31, 2000 and 1999, as well as the audited consolidated balance sheet as of December 31, 1999, include the accounts of the Company and its wholly-owned subsidiaries: American Equity Investment Life Insurance Company, American Equity Investment Capital, Inc. (formed in
1998), American Equity Capital Trust I (formed in 1999), American Equity Capital Trust II (formed in 1999), American Equity of Hawaii, Inc. (formed in
1999), and American Equity Investment Properties, L.C. All significant intercompany accounts and transactions have been eliminated.

The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited financial statements. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be reflected for the year ending December 31, 2000.

The Company operates solely in the life insurance business.

NOTE B - CHANGES IN AMOUNTS DUE UNDER REPURCHASE AGREEMENTS

As part of its investment strategy, the Company enters into securities lending programs to increase its return on investments and improve its liquidity. These transactions are accounted for as amounts due under repurchase agreements (short-term collateralized borrowings). Such borrowings averaged approximately $45,969,000 and $64,598,000 for the three months ended March 31, 2000 and 1999, respectively, and were collateralized by investment securities with fair market values approximately equal to the amount due. The weighted average interest rate on amounts due under repurchase agreements was 5.75% and 5.57% for the three months ended March 31, 2000 and 1999, respectively.

NOTE C - INCREASE IN LINE OF CREDIT

In March, 2000, the maximum borrowing level under the Company's variable rate revolving line of credit was increased from $25,000,000 to $40,000,000. No additional borrowings under this line occurred in the first quarter of 2000.

NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

                                                         THREE MONTHS ENDED MARCH 31
                                                            2000              1999
                                                         ----------        ----------
         NUMERATOR:
         Net income (loss)                               $       11        $       63
                                                         ----------        ----------
         Numerator for basic and diluted
            earnings per share                                   11                63
                                                         ----------        ----------
                                                         ----------        ----------

         DENOMINATOR:
         Weighted average shares outstanding -            4,703,547         4,581,962
            denominator for basic earnings per
            common share
         Effect of dilutive securities:
            Preferred stock                                 625,000           625,000
            Warrants                                         92,423           126,515
            Stock options and subscription rights           713,943           470,825
            Deferred compensation agreements                224,760            17,187
         Denominator for diluted earnings per share -
            adjusted weighted average shares
            outstanding                                   6,359,673         5,821,489
                                                         ----------        ----------
                                                         ----------        ----------

         Basic earnings per common share                 $    0.002        $    0.014
                                                         ----------        ----------
                                                         ----------        ----------

         Diluted earnings per common share               $    0.002        $    0.011
                                                         ----------        ----------
                                                         ----------        ----------

The effect of the convertible stock of the subsidiary trusts has not been included in the computation of dilutive earnings per share as the effect is antidilutive.

NOTE E - SUBSEQUENT EVENTS

In April 2000, the Company's Chief Executive Officer, D.J. Noble, exercised warrants to purchase 80,000 shares of common stock at $10 per share. The Company loaned Mr. Noble the aggregate exercise price of $800,000 pursuant to a forgivable loan agreement to facilitate his exercise of these warrants. This loan is repayable in five equal annual installments of principal and interest, each of which may be forgiven if Mr. Noble remains continuously employed by the Company in his present capacity, subject to specified exceptions. In addition, Sanders Morris Harris ("SMH") exercised warrants to purchase 56,875 shares of common stock at an exercise price of $12 per share, resulting in proceeds of $682,500.

                 American Equity Investment Life Holding Company

             Notes to Consolidated Financial Statements (Unaudited)

NOTE F - PENDING ACCOUNTING CHANGE

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

NOTE G - COMMITMENTS AND CONTINGENCIES

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

During the three months ended March 31, 2000 and 1999, the Service Company paid $8,400,000 and $7,700,000 respectively, to agents of the Company and the Company paid renewal commissions to the Service Company of $5,000,000 and $2,648,000. At March 31, 2000 and December 31, 1999, accounts payable to the Service Company aggregated $15,583,000 and $10,003,000, respectively, and is included in amounts due to related parties.

                 American Equity Investment Life Holding Company
        -----------------------------------------------------------------

 During 1999, the Company agreed to loan to the Service Company up to $50,000,000 pursuant to a promissory note bearing interest at the "reference rate" of the financial institution which is the Company's principal lender. Principal and interest are payable quarterly over five years from the date of the advance. At March 31, 2000 and December 31, 1999, the net amount advanced to the Service Company totaled $23,956,000 and $18,175,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis reviews our consolidated financial position at March 31, 2000, and the consolidated results of operations for the periods ended March 31, 2000 and 1999, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission, press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things:

     - general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated therewith, the market value of our investments and the lapse rate and profitability of policies

     -  customer response to new products and marketing initiatives

     - mortality and other factors which may affect the profitability of our products

     - changes in Federal income tax laws and regulations which may affect the relative income tax advantages of our products

     -  increasing competition in the sale of annuities

     - regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products

     - the risk factors or uncertainties listed from time to time in our private placement memorandums or filings with the Securities and Exchange Commission

                 American Equity Investment Life Holding Company
        -----------------------------------------------------------------

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     Our business has continued to grow rapidly, with reserves for annuities and single premium universal life policies increasing from $223,450,000 at March 31,1998 to $679,045,000 at March 31,1999 and $1,587,024,000 at March
31, 2000. Deposits from sales of annuities and single premium universal life policies during the three months ended March 31, 2000 increased 69% to $253,567,000 compared to $149,888,000 for the same period in 1999. The increased production is a direct result of the growth in our agency force which increased from 10,525 agents at December 31, 1998 to 18,000 agents at December 31, 1999 and 19,100 agents at March 31, 2000.

     Our net income decreased 83% to $11,000 for the first quarter of 2000, compared to $63,000 for the same period in 1999. This decrease is primarily attributable to a decline in net investment income during the first quarter of 2000.

     Traditional life and accident and health insurance premiums increased 17% to $3,443,000 for the first quarter of 2000, compared to $2,941,000 for the same period in 1999. This increase is principally attributable to increases in direct sales of life products, including new products introduced in 1999.

     Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and expense charges assessed against single premium universal life policyholder account balances) increased 237% to $1,406,000 for the first quarter of 2000, compared to $417,000 for the same period in 1999. This increase is principally attributable to the growth in our annuity business and correspondingly, an increase in annuity policy withdrawals subject to surrender charges. Withdrawals from annuity and single premium universal life policies were $25,427,000 for the three months ended March 31,2000 compared to $10,627,000 for the same period in 1999.

     Net investment income decreased 8% to $9,259,000 in the first quarter of 2000, compared to $10,065,000 for the same period in 1999. Invested assets (amortized cost basis) increased 122% to $1,692,110,000 at March 31, 2000 compared to $763,459,000 at March 31, 1999, while the annualized effective yield earned on invested assets was 7.4% at March 31, 2000 compared to 7.3% at March 31, 1999. The decrease in net investment income is offset by an increase in realized gains on the sale of investments to $6,213,000, compared to $3,000 for the same period in 1999. The decrease in net investment income and the increase in realized gains on the sale of investments were principally attributable to an investment program involving the use of total return exchange agreements. The Company experienced net losses of $5,283,000 on these agreements in the first quarter of 2000 consisting of realized gains on the early termination of seven total return swap agreements of $7,177,000 and net investment expense of $12,460,000 related to payments made on specified settlement dates. All total return exchange agreements were terminated in February 2000 and will not impact future quarterly results. Net realized gains on the sale of investments includes $964,000 of losses on the sale of certain corporate fixed maturity securities.

     Traditional life and accident and health insurance benefits increased 26% to $1,954,000 in the first quarter of 2000, compared to $1,549,000 for the same period in 1999. This increase is principally attributable to an increase in reserves related to the increase in direct life insurance premiums.

                 American Equity Investment Life Holding Company
        -----------------------------------------------------------------

     Interest credited to annuity and single premium universal life policyholder account balances increased 109% to $11,891,000 in the first quarter of 2000, compared to $5,684,000 for the same period in 1999. This increase is principally attributable to the increase in annuity liabilities. At March 31, 2000, the weighted average crediting rate for our fixed rate annuity liabilities, excluding interest rate and premium bonuses guaranteed for the first year of the annuity contract, was 5.11%, compared to 5.18% at March 31, 1999. The weighted average crediting rate including interest rate and premium bonuses guaranteed for the first year of the annuity contract was 6.35% at March 31, 2000 compared to 6.79% at March 31, 1999.

     Interest expense on notes payable increased 44% to $292,000 for the first quarter of 2000, compared to $202,000 for the same period in 1999. The increase is attributable to increases in the outstanding borrowings in the third and fourth quarters of 1999, offset in part by a decrease in the average applicable interest rate.

     Interest expense on amounts due under repurchase agreements decreased 4% to $668,000 in the first quarter of 2000, compared to $699,000 for the same period in 1999. This decrease increase is principally attributable to the decrease in the average borrowings in the first quarter of 2000 compared to the same period in 1999, offset in part by an increase in the average cost of funds borrowed See Note B of the Notes to Consolidated Financial Statements.

     Amortization of deferred policy acquisition costs and value of insurance in force acquired decreased 88% to $206,000 in the first quarter of 2000, compared to $1,691,000 for the same period in 1999. This decrease is primarily due to the decline in gross profits on our annuity business in the first quarter of 2000. Gross profits declined as a result of the decline in net investment income attributable to losses on total return exchange agreements discussed above.

     Other operating costs and expenses increased 2% to $3,431,000 in the first quarter of 2000, compared to $3,353,000 for the same period in 1999. This increase is principally attributable to an increase in home office staff and related salaries and costs of employment.

     Income tax expense decreased 97% to $6,000 in the first quarter of 2000 compared to $185,000 for the same period in 1999. The decrease is primarily attributable to the tax deductibility of the dividends paid on redeemable preferred securities issued by the Company's subsidiary trusts.

FINANCIAL CONDITION

     Cash and investments increased 15% during the three months ended March 31, 2000 as a result of the growth in our annuity business discussed above. At March 31, 2000, the fair value of our available-for-sale fixed maturity securities and equity securities was $54,943,000 less than the amortized cost of those investments as a result of the increase of approximately 75 basis points in mid-term and long-term interest rates that occurred primarily in 1999 and to a lesser extent in the first quarter of 2000. At March 31, 2000, the amortized cost of our fixed maturity securities held for investment exceeded the market value by $30,380,000 for the same reason.

     We did not issue any debt securities during the first three months of 2000. In April 2000, stockholders exercised warrants to purchase an aggregate of 80,000 shares of common stock at $10 per share, and 56,875 shares of common stock at $12 per share, resulting in proceeds of $1,482,500, which have been retained by us for general corporate purposes.

                 American Equity Investment Life Holding Company
        -----------------------------------------------------------------

     The statutory capital and surplus of our life insurance subsidiary at March 31, 2000 was $140,859,000 and its statutory net income for the three months ended March 31, 2000 was $1,525,000. The life insurance subsidiary made surplus note interest payments to us of $507,000 during the three months ended March 31,2000. For the remainder of 2000, up to $11,852,000 can be distributed by the life insurance subsidiary as dividends without prior regulatory approval.

     Dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. Our life insurance subsidiary had $30,388,000 of earned surplus at March 31, 2000.

     The transfer of funds by our life insurance subsidiary is also restricted by certain covenants in our loan agreements, which, among other things, require the life insurance subsidiary to maintain statutory capital and surplus (including asset valuation and interest maintenance reserves) equal to the greater of $120,000,000 plus 25% of statutory net income for periods subsequent to December 31, 1999. Under the most restrictive of these limitations, $22,562,000 of the life insurance subsidiary's earned surplus at March 31, 2000 would be available for distribution by the life insurance subsidiary to us.

     Our life subsidiary has entered into a general agency commission and servicing agreement with American Equity Investment Service Company, an affiliated company wholly-owned by the Company's chairman and president, whereby the affiliate acts as a national supervisory agent with responsibility for paying commissions to the Company's agents. During 1999, the parent company agreed to loan the affiliate up to $50,000,000 as the source of funds for the affiliate portion of first year commissions and had net advances of $23,956,000 through March 31, 2000 pursuant to the promissory note evidencing this agreement, including $8,400,000 to the affiliate for the affiliate portion of first year commissions paid during the first quarter of 2000. Principal and interest are payable quarterly over five years from the date of the advance. The principal source of funds for us to advance funds to the affiliate is our bank line of credit, which was increased by $15,000,000 to a maximum of $40,000,000 in March, 2000.

                 American Equity Investment Life Holding Company
        -----------------------------------------------------------------

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

     External testing with third party providers of computer dependent services was completed during the first quarter of 1999. The most critical of these providers to our ongoing business operations was the financial institution with which we electronically interface each business day for the processing of premium collections and commission payments. Integrated testing between us and this financial institution was successfully completed in February 1999. Testing included all types of ACH (Automated Clearing House) transactions. The cost of such testing charged to expense in 1999 was approximately $5,000.

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

     We experienced no disruptions or other problems with our computer systems on January 1, 2000 or thereafter in connection with date-sensitive processing. We experienced no disruptions in other services such as electronic funds transfers, phone systems, or utilities. We are continuing to monitor our systems to detect any year 2000 problems.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products and the market value of our investments.

     The profitability of most of our products depends on the spreads between interest yield on investments

                 American Equity Investment Life Holding Company
        -----------------------------------------------------------------

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

     A major component of our interest rate risk management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities. We use computer models to simulate cash flows expected from our existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from our assets to meet the expected cash requirements of our liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. (The "duration" of a security is the time weighted present value of the security's expected cash flows and is used to measure a security's sensitivity to changes in interest rates.) When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in value of assets should be largely offset by a change in the value of liabilities. At March 31, 2000, the effective duration of our fixed maturity securities and short-term investments was approximately 8.6 years and the estimated duration of our insurance liabilities was approximately 7.1 years.

     If interest rates were to increase 10% from levels at March 31, 2000, we estimate that the fair value of our fixed maturity securities, net of corresponding changes in the values of deferred policy acquisition costs and insurance in force acquired would decrease by approximately $79,173,000. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

                 American Equity Investment Life Holding Company
        -----------------------------------------------------------------

                                    PART II.
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits:
              27       Financial Data Schedule

       (b)    No reports on Form 8-K were filed during the quarter ended
              March 31, 2000.

                 American Equity Investment Life Holding Company
        -----------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 12, 2000               AMERICAN EQUITY INVESTMENT LIFE
                                    HOLDING COMPANY

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