Form 10-Q
period 2000-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2000-08-14
CIK 1039828

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

                  For the quarterly period ended June 30, 2000

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

                         5000 WESTOWN PARKWAY, SUITE 440
                           WEST DES MOINES, IOWA 50266
                           ---------------------------
                    (Address of principal executive offices)

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

                        APPLICABLE TO CORPORATE ISSUERS:

         Shares of common stock outstanding at July 31, 2000: 14,501,242

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 American Equity Investment Life Holding Company

                     Consolidated Balance Sheets (Unaudited)

                  (Dollars in thousands, except per share data)

                                                                 JUNE 30,        DECEMBER 31,
                                                                  2000              1999
                                                               -----------       ------------
ASSETS
Cash and investments:
    Fixed maturity securities:
        Available-for-sale, at market (amortized cost:
           2000 - $1,411,043; 1999 - $1,070,465)               $1,309,351        $  997,020
        Held for investment, at amortized cost (market:
           2000 - $316,660; 1999 - $315,975)                      417,117           398,467
    Equity securities, at market (cost: 2000 -
             $9,357; 1999 - $8,020)                                 7,419             7,613
    Derivative instruments                                         42,509            44,210
    Policy loans                                                      240               231
    Cash and cash equivalents                                      22,579             5,882
                                                               -----------       ------------
 Total cash and investments                                     1,799,215         1,453,423

 Receivable from other insurance companies                            475               598
 Premiums due and uncollected                                       1,232             1,097
 Accrued investment income                                         19,536            14,183
 Receivables from related parties                                  35,084            18,896
 Property, furniture and equipment, less accumulated
     depreciation: 2000 - $2,006; 1999 - $1,632                     1,093             1,346

 Value of insurance in force acquired                                 593               752
 Deferred policy acquisition costs                                188,327           126,685
 Intangibles, less accumulated amortization:
     2000 - $804; 1999 - $681                                       2,298             2,238
 Deferred income tax asset                                         49,741            43,037
 Federal income taxes recoverable                                   3,815             1,663
 Other assets                                                       3,547             1,215
 Assets held in separate account                                      704               371


                                                               -----------       ------------
 Total assets                                                  $2,105,660        $1,665,504
                                                               ===========       ============


                            (Continued on next page)

  SEE ACCOMPANYING NOTES.

                 American Equity Investment Life Holding Company

                     Consolidated Balance Sheets (Unaudited)

                 (Dollars in thousands, except per share data )

                                                                            JUNE 30,           DECEMBER 31,
                                                                              2000                1999
                                                                          -----------         -------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Policy benefit reserves:
       Traditional life insurance and accident and health products        $    17,742         $    15,060
       Annuity and single premium universal life products                   1,773,671           1,343,816
   Other policy funds and contract claims                                      14,032              11,553
   Provision for experience rating refunds                                        444                 545
   Amounts due to related parties                                              12,518              10,003
   Notes payable                                                               32,100              20,600
   Amounts due under repurchase agreements                                     89,957              86,969
   Amounts due on securities purchased                                         29,994              29,714
   Other liabilities                                                           12,328              13,567
   Liabilities related to separate account                                        704                 371
                                                                          -----------         -------------
 Total liabilities                                                          1,983,490           1,532,198

 Commitments and contingencies

 Minority interest in subsidiaries: company-obligated
     mandatorily redeemable preferred securities of                            99,242              98,982
     subsidiary trusts

 Stockholders' equity:
   Series Preferred Stock, par value $1 per share,
        2,000,000 shares authorized; 625,000 shares of
        1998 Series A Participating Preferred Stock issued
        and outstanding                                                           625                 625
   Common Stock, par value $1 per share - 75,000,000
        shares authorized; issued and outstanding:                             14,471               4,712
        2000 - 14,471,142 shares; and 1999 - 4,712,310 shares
   Additional paid-in capital                                                  57,209              66,058
   Accumulated other comprehensive loss                                       (48,496)            (35,235)
   Retained-earnings deficit                                                     (881)             (1,836)
                                                                          -----------         -------------
Total stockholders' equity                                                     22,928              34,324
                                                                          -----------         -------------
Total liabilities and stockholders' equity                                $ 2,105,660         $ 1,665,504
                                                                          ===========         =============

  SEE ACCOMPANYING NOTES.

                 American Equity Investment Life Holding Company

                Consolidated Statements of Operations (Unaudited)

                  (Dollars in thousands, except per share data)


                                                      THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------        --------------------------
                                                         2000              1999             2000              1999
                                                      ---------         ---------        ---------        ---------
REVENUES:
   Traditional life and accident and
       health insurance premiums                       $  2,741         $  3,072         $  6,184         $  6,013
   Annuity and single premium
      universal life product charges                      1,883              629            3,288            1,046
   Net investment income                                 24,490           12,902           33,749           22,967
   Realized gains (losses) on sale of
      investments                                           (18)             (33)           6,196              (30)
                                                      ---------         ---------        ---------        ---------
Total revenues                                           29,096           16,570           49,417           29,996


BENEFITS AND EXPENSES:
   Insurance policy benefits and
      change in future policy benefits                    2,148            2,381            4,103            3,930
   Interest credited to account balances                 12,698            6,695           24,589           12,379
   Interest expense on notes payable                        556              167              847              369
   Interest expense on amounts due
      under repurchase agreements                         1,050              985            1,718            1,684
   Amortization of deferred policy
      acquisition costs and value of                      5,426            2,201            5,632            3,909
      insurance in force acquired
   Other operating costs and expenses                     3,975            3,318            7,405            6,654
                                                      ---------         ---------        ---------        ---------
Total benefits and expenses                              25,853           15,747           44,294           28,925
                                                      ---------         ---------        ---------        ---------
Income before income taxes                                3,243              823            5,123            1,071
                                                      ---------         ---------        ---------        ---------
Income tax (expense) benefit:
   Current                                               (1,554)          (4,551)              53           (8,111)
   Deferred                                               1,116            4,188             (496)           7,563
                                                      ---------         ---------        ---------        ---------
                                                           (438)            (363)            (444)            (548)

Minority interest in subsidiaries:
   Earnings attributable to company-
      obligated mandatorily redeemable
      preferred securities of subsidiary trusts          (1,862)               -           (3,724)               -
                                                      ---------         ---------        ---------        ---------

Net income                                             $    943         $    460         $    955         $    523
                                                      =========         =========        =========        =========
Basic earnings per common share                        $   0.07         $   0.03         $   0.07         $   0.04
                                                      =========         =========        =========        =========
Diluted earnings per common share                      $   0.05         $   0.03         $   0.05         $   0.03
                                                      =========         =========        =========        =========


SEE ACCOMPANYING NOTES.

                 American Equity Investment Life Holding Company

                Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in thousands)


                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                    ---------------------------
                                                                                       2000              1999
                                                                                    ----------        ---------
OPERATING ACTIVITIES
Net income                                                                           $    955         $    523
Adjustments to reconcile net income to net cash used in operating activities:
   Adjustments related to interest sensitive products:
      Interest credited to account balances                                            24,589           12,379
      Annuity and single premium universal life product
       charges                                                                         (3,288)          (1,046)
   Increase in traditional life insurance and accident and
       health reserves                                                                  2,682            1,704
   Policy acquisition costs deferred:
       Commissions paid to related party                                              (51,836)         (28,781)
       Other                                                                           (1,584)          (1,295)
   Amortization of deferred policy acquisition costs                                    5,473            3,716
   Provision for depreciation and other amortization                                      655              515
   Amortization of discount and premiums on fixed maturity
    securities and derivative instruments                                               4,996           (8,541)
   Increase in federal income taxes recoverable                                        (2,152)               -
   Deferred income taxes                                                                  496           (7,563)
   Change in federal income taxes payable                                                   -            1,111
   Amounts due to related parties                                                       2,515            3,563
   Receivables from related parties                                                   (16,188)          (4,692)
   Other                                                                               (6,569)           3,710
   Realized losses (gains) on sale of investments                                      (6,196)              30
                                                                                    ----------        ---------
Net cash used in operating activities                                                 (45,452)         (24,667)


                            (Continued on next page)


  SEE ACCOMPANYING NOTES.

                 American Equity Investment Life Holding Company

                Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in thousands)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------------
                                                                   2000              1999
                                                                 ---------         ---------
INVESTING ACTIVITIES
Sales, maturities or repayments of investments:
   Fixed maturity securities - available-for-sale                $ 594,481         $ 245,008
   Derivative instruments                                            7,177                 -
                                                                 ---------         ---------
                                                                   601,658           245,008
Acquisition of investments:
   Fixed maturity securities - available-for-sale                 (927,145)         (223,457)
   Fixed maturity securities - held for investment                  (7,246)         (341,708)
   Equity securities                                                (1,337)                -
   Derivative instruments                                          (34,949)          (15,468)
   Policy loans                                                         (9)              (33)
                                                                 ---------         ---------
                                                                  (970,686)         (580,666)

Purchases of property, furniture and equipment                        (121)             (110)
                                                                 ---------         ---------
Net cash used in investing activities                             (369,149)         (335,768)

FINANCING ACTIVITIES
Receipts credited to annuity and single premium universal
    life policyholder account balances                             471,746           361,796
Return of annuity and single premium universal life
    policyholder account balances                                  (55,663)          (22,888)
Financing fees incurred and deferred                                  (183)                -
Proceeds from notes payable                                         11,500                 -
Increase in amounts due under repurchase agreements                  2,988            14,963
Re-acquisition of common stock                                        (600)                -
Net proceeds from issuance of common stock                           1,510             1,347
                                                                 ---------         ---------
Net cash provided by financing activities                          431,298           355,218
                                                                 ---------         ---------
Decrease in cash and cash equivalents                               16,697            (5,217)


Cash and cash equivalents at beginning of period                     5,882            15,892
                                                                 ---------         ---------
Cash and cash equivalents at end of period                       $  22,579         $  10,675
                                                                 =========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
    Interest                                                     $   2,565         $   2,104
    Income taxes                                                         -             7,000
Non-cash financing and investing activities:
    Bonus interest deferred as policy acquisition costs              4,378             4,034


  SEE ACCOMPANYING NOTES.

                 American Equity Investment Life Holding Company

     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                  (Dollars in thousands, except per share data)


                                                                                    ACCUMULATED
                                                                     ADDITIONAL        OTHER           RETAINED          TOTAL
                                   PREFERRED          COMMON         PAID-IN       COMPREHENSIVE       EARNINGS      STOCKHOLDERS'
                                     STOCK             STOCK         CAPITAL            LOSS           (DEFICIT)         EQUITY
                                   -----------       ---------     -----------     -------------      ----------    --------------
Balance at December 31, 1999              $625         $4,712         $66,058          $(35,235)         $(1,836)          $34,324
   Comprehensive loss:
     Net income for period                   -              -               -                  -              955              955
     Change in net unrealized
        investment gains/losses              -              -               -           (13,261)                -         (13,261)
                                                                                                                    --------------
   Total comprehensive loss                                                                                               (12,306)
   Issuance of 138,575 shares of
        common stock                         -            139           1,371                  -                -            1,510
   Acquisition of 81,513 shares
        of common stock                      -           (82)           (518)                  -                -            (600)
   3-for-1 stock split                       -          9,702         (9,702)                  -                -                -
                                   -----------       ---------     -----------     -------------      ----------    --------------
Balance at June 30, 2000                  $625        $14,471         $57,209          $(48,496)           $(881)          $22,928
                                   ===========       =========     ===========     =============      ==========    ==============


         Total comprehensive loss for the six months ended June 30, 1999 was $7,747, and was comprised of net income of $523 and a decrease in net unrealized depreciation of available-for-sale fixed maturity securities of $8,270.

         Total comprehensive loss for the second quarter of 2000 was $25,526, and was comprised of net income of $944 and a decrease in net unrealized depreciation of available-for-sale fixed maturity securities of $26,470.

         Total comprehensive loss for the second quarter of 1999 was $4,988, and was comprised of net income of $460 and a decrease in net unrealized depreciation of available-for-sale fixed maturity securities of $5,448.

                 American Equity Investment Life Holding Company

             Notes to Consolidated Financial Statements (Unaudited)

                                  June 30, 2000

NOTE A- BASIS OF PRESENTATION

The unaudited consolidated financial statements as of June 30, 2000 and for the periods ended June 30, 2000 and 1999, as well as the audited consolidated balance sheet as of December 31, 1999, include the accounts of the Company and its wholly-owned subsidiaries: American Equity Investment Life Insurance Company, American Equity Investment Capital, Inc. (formed in 1998), American Equity Capital Trust I (formed in 1999), American Equity Capital Trust II (formed in 1999), American Equity of Hawaii, Inc. (formed in 1999), and American Equity Investment Properties, L.C. All significant intercompany accounts and transactions have been eliminated.

The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited financial statements. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be reflected for the year ending December 31, 2000.

The Company operates solely in the life insurance business.

NOTE B - CHANGES IN AMOUNTS DUE UNDER REPURCHASE AGREEMENTS

As part of its investment strategy, the Company enters into securities lending programs to increase its return on investments and improve its liquidity. These transactions are accounted for as amounts due under repurchase agreements (short-term collateralized borrowings). Such borrowings averaged approximately $53,403,000 and $64,738,000 for the six months ended June 30, 2000 and 1999, respectively, and were collateralized by investment securities with fair market values approximately equal to the amount due. The weighted average interest rate on amounts due under repurchase agreements was 6.43% and 5.27% for the six months ended June 30, 2000 and 1999, respectively.

NOTE C - INCREASE IN LINE OF CREDIT

In March, 2000, the maximum borrowing level under the Company's variable rate revolving line of credit was increased from $25,000,000 to $40,000,000. The Company borrowed an additional $11,500,000 under this line during the second quarter of 2000.

                 American Equity Investment Life Holding Company

             Notes to Consolidated Financial Statements (Unaudited)

NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

                                                            THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                               2000              1999              2000             1999
                                                          -----------       ------------       ------------     ------------
                                                                      (Dollars in thousands, except per share data)
NUMERATOR:
Net income - numerator for basic and
   diluted earnings per share                             $       943       $       460        $       955      $       523
                                                          ===========       ===========        ===========      ===========
DENOMINATOR:
Weighted average shares outstanding -
   denominator for basic earnings per
   common share                                            14,359,905        13,975,305         14,275,305       13,860,597
Effect of dilutive securities:
   Preferred stock                                          1,875,000         1,875,000          1,875,000        1,875,000
   Warrants                                                    20,004           223,977             20,004          223,977
   Stock options and subscription rights                    2,117,499         1,423,439          2,117,499        1,423,439
   Deferred compensation agreements                           758,268            40,599            758,268           40,599
                                                           -----------       ----------        ------------      ----------
Adjusted weighted average shares
   outstanding - denominator for diluted
   earnings per common share                               19,130,676        17,538,320         19,046,076       17,423,612
                                                          ===========       ===========        ===========       ==========
Basic earnings per common share                           $      0.07             $0.03              $0.07            $0.04
                                                          ===========       ===========        ===========       ==========
Diluted earnings per common share                         $      0.05             $0.03              $0.05            $0.03
                                                          ===========       ===========        ===========       ==========

The effect of the convertible stock of the subsidiary trusts has not been included in the computation of dilutive earnings per share as the effect is antidilutive.

The Company effected a three-for-one split of common stock on June 30, 2000. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the stock split. Share amounts presented in the unaudited Consolidated Balance Sheets and unaudited Consolidated Statements of Stockholders' Equity reflect the actual share amounts outstanding for each period presented.

                 American Equity Investment Life Holding Company

             Notes to Consolidated Financial Statements (Unaudited)

NOTE E - PENDING ACCOUNTING CHANGE

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

NOTE F - COMMITMENTS AND CONTINGENCIES

The Company has a General Agency Commission and Servicing Agreement with American Equity Investment Service Company (the Service Company), wholly-owned by the Company's chairman, whereby, the Service Company acts as a national supervisory agent with responsibility for paying commissions to agents of the Company. This Agreement is more fully described in Note 11 to the Audited Financial Statements included in the Company's Form 10-K.

During the six months ended June 30, 2000 and 1999, the Service Company paid $15,900,000 and $19,948,000 respectively, to agents of the Company and the Company paid renewal commissions to the Service Company of $10,446,000 and $5,963,000. At June 30, 2000 and December 31, 1999, accounts payable to the Service Company aggregated $12,518,000 and $10,003,000, respectively, and is included in amounts due to related parties.

During 1999, the Company agreed to loan to the Service Company up to $50,000,000 pursuant to a promissory note bearing interest at the "reference rate" of the financial institution which is the Company's principal lender. Principal and interest are payable quarterly over five years from the date of the advance. At June 30, 2000 and December 31, 1999, the net amount advanced to the Service Company was $30,426,000 and $18,175,000, respectively.

NOTE G - WARRANT EXERCISES

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

                 American Equity Investment Life Holding Company
       -------------------------------------------------------------------



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis reviews our consolidated financial position at June 30, 2000, and the consolidated results of operations for the periods ended June 30, 2000 and 1999, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         - mortality and other factors which may affect the profitability of our products

         - changes in Federal income tax laws and regulations which may affect the relative income tax advantages of our products

         -        increasing competition in the sale of annuities

         - regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products

         - the risk factors or uncertainties listed from time to time in our private placement memorandums or filings with the Securities and Exchange Commission

                 American Equity Investment Life Holding Company
       -------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

          Our business has continued to grow rapidly, with reserves for annuities and single premium universal life policies increasing from $384,079,000 at June 30, 1998 to $893,996,000 at June 30, 1999 and
$1,773,671,000 at June 30, 2000. Deposits from sales of annuities and single premium universal life policies during the six months ended June 30, 2000 increased 30% to $471,746,000 compared to $361,796,000 for the same period in 1999. The increased production is a direct result of the growth in our agency force which increased from 10,500 agents at December 31, 1998 to 18,000 agents at December 31, 1999 and 19,900 agents at June 30, 2000.

         Our net income increased 105% to $943,000 for the second quarter of 2000, and 83% to $955,000 for the six months ended June 30, 2000 compared to $460,000 and $523,000, respectively, for the same periods in 1999. The trend in net income is the direct result of the substantial growth in our annuity business which began to accelerate in the third quarter of 1997.

         Traditional life and accident and health insurance premiums decreased 11% to $2,741,000 for the second quarter of 2000, and increased 3% to $6,184,000 for the six months ended June 30, 2000 compared to $3,072,000 and $6,013,000, respectively, for the same periods in 1999. These changes are principally attributable to corresponding changes in direct sales of life products, including new products introduced in 1999.

         Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) increased 199% to $1,883,000 for the second quarter of 2000, and 214% to $3,288,000 for the six months ended June 30, 2000 compared to $629,000 and $1,046,000, respectively, for the same periods in 1999. These increases are principally attributable to the growth in our annuity business and correspondingly, an increase in annuity policy withdrawals subject to surrender charges. Withdrawals from annuity and single premium universal life policies were $55,663,000 for the six months ended June 30, 2000 compared to $22,888,000 for the same period in 1999.

         Net investment income increased 90% to $24,490,000 in the second quarter of 2000, and 47% to $33,749,000 for the six months ended June 30, 2000 compared to $12,902,000 and $22,967,000, respectively, for the same periods in 1999. Invested assets (amortized cost basis) increased 88% to $1,870,510,000 at June 30, 2000 compared to $992,904,000 at June 30, 1999, while the annualized effective yield earned on invested assets was 7.6% at June 30, 2000 compared to 7.5% at June 30, 1999.

         Realized gains (losses) on the sale of investments consisted of an increase in realized losses to $33,000 in the second quarter of 2000 compared to realized losses of $18,000 for the same period in 1999. For the six months ended June 30, 2000, the Company had realized gains of $6,196,000 compared to realized losses of $30,000 for the same period in 1999. The increase in realized gains in the first six months of 2000 is principally attributable to an investment program involving the use of total return exchange agreements. The Company experienced net losses of $3,406,000 on these agreements consisting of realized gains on the early termination of seven total return swap agreements of $7,177,000 and net investment expense of $10,582,000 related to payments made on specified settlement dates. This program was terminated in February, 2000. The Company received an adjustment of $1,878,000 in the second quarter of 2000 which reduced the net investment expense on this program from $12,460,000 to $10,582,000. For the six months ended June 30, 2000, the net realized

                 American Equity Investment Life Holding Company
       -------------------------------------------------------------------

gains on the sale of investments includes $981,000 of losses on the sale of certain corporate fixed maturity securities.

         Traditional life and accident and health insurance benefits decreased 10% to $2,148,000 in the second quarter of 2000, and increased 4% to $4,103,000 for the six months ended June 30, 2000 compared to $2,381,000 and $3,930,000, respectively, for the same periods in 1999. These changes are principally attributable to corresponding changes in reserves related to the changes in direct life insurance premiums.

         Interest credited to annuity and single premium universal life policyholder account balances increased 90% to $12,698,000 in the second quarter of 2000, and 99% to $24,589,000 for the six months ended June 30, 2000 compared to $6,695,000 and $12,379,000, respectively, for the same periods in 1999. These increases are principally attributable to the increase in annuity liabilities. At June 30, 2000, the weighted average crediting rate for our fixed rate annuity liabilities, excluding interest rate and premium bonuses guaranteed for the first year of the annuity contract, was 5.12%, compared to 5.15% at June 30, 1999. The weighted average crediting rate including interest rate and premium bonuses guaranteed for the first year of the annuity contract was 6.24% at June 30, 2000 compared to 6.66% at June 30, 1999.

         Interest expense on notes payable increased 233% to $556,000 for the second quarter of 2000, and 130% to $847,000 for the six months ended June 30, 2000 compared to $167,000 and $369,000, respectively, for the same periods in 1999. These increases are attributable to increases in the outstanding borrowings in the third and fourth quarters of 1999, and the second quarter of 2000.

         Interest expense on amounts due under repurchase agreements increased 7% to $1,050,000 in the second quarter of 2000, and 2% to $1,718,000 for the six months ended June 30, 2000 compared to $985,000 and $1,684,000, respectively, for the same periods in 1999. This increase is principally attributable to the increase in the average cost of funds borrowed in the second quarter of 2000 compared to the same period in 1999, offset in part by a decrease in the average borrowings. See Note B of the Notes to Consolidated Financial Statements.

         Amortization of deferred policy acquisition costs and value of insurance in force acquired increased 147% to $5,426,000 in the second quarter of 2000, and 44% to $5,632,000 for the six months ended June 30, 2000 compared to $2,201,000 and $3,909,000, respectively, for the same periods in 1999. These increases are primarily due to the growth in our annuity business as discussed above.

         Other operating costs and expenses increased 20% to $3,975,000 in the second quarter of 2000, and 11% to $7,405,000 for the six months ended June 30, 2000 compared to $3,318,000 and $6,654,000, respectively, for the same periods in 1999. These increases are principally attributable to an increase in home office staff and related salaries and costs of employment.

         Income tax expense increased 21% to $438,000 in the second quarter of 2000 and decreased 19% to $444,000 for the six months ended June 30, 2000 compared to $363,000 and $548,000, respectively, for the same periods in 1999. The increase for the second quarter is principally due to an increase in net income. The decrease for the six months ended June 30, 2000 is primarily attributable to the tax deductibility of the dividends paid on redeemable preferred securities issued by the Company's subsidiary trusts.

FINANCIAL CONDITION

         Cash and investments increased 24% during the six months ended June 30, 2000 as a result of the growth in our annuity business discussed above. At June 30, 2000, the fair value of our available-for-sale fixed maturity securities and equity securities was $103,630,000 less than the amortized cost of those investments as a result

                 American Equity Investment Life Holding Company
       -------------------------------------------------------------------

of the increase of approximately 75 basis points in mid-term and long-term interest rates that occurred during the first half of 2000. At June 30, 2000, the amortized cost of our fixed maturity securities held for investment exceeded the market value by $100,457,000 for the same reason.

         We did not issue any debt securities during the first six months of 2000. In April 2000, stockholders exercised warrants to purchase an aggregate of 80,000 shares of common stock at $10 per share, and 56,875 shares of common stock at $12 per share, resulting in proceeds of $1,482,500, which have been retained by us for general corporate purposes. For information related to borrowings under the Company's variable rate revolving line of credit, see Note C of the Notes to Consolidated Financial Statements.

         The statutory capital and surplus of our life insurance subsidiary at June 30, 2000 was $140,855,000 and its statutory net income for the six months ended June 30, 2000 was $2,273,000. The life insurance subsidiary made surplus note interest payments to us of $1,000,000 during the six months ended June 30, 2000. For the remainder of 2000, up to $15,327,000 can be distributed by the life insurance subsidiary as dividends without prior regulatory approval.

         Dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. Our life insurance subsidiary had $27,498,000 of earned surplus at June 30, 2000.

         The transfer of funds by our life insurance subsidiary is also restricted by certain covenants in our loan agreements, which, among other things, require the life insurance subsidiary to maintain statutory capital and surplus (including asset valuation and interest maintenance reserves) equal to a minimum of $120,000,000 plus 25% of statutory net income for periods subsequent to December 31, 1999 plus 75% of the actual sum of contributions to the Capital and Surplus of our life insurance subsidiary. Under the most restrictive of these limitations, $22,258,000 of the life insurance subsidiary's earned surplus at June 30, 2000 would be available for distribution by the life insurance subsidiary to us.

         Our life subsidiary has entered into a general agency commission and servicing agreement with American Equity Investment Service Company, an affiliated company wholly-owned by the Company's chairman and president, whereby the affiliate acts as a national supervisory agent with responsibility for paying commissions to the Company's agents. During 1999, the parent company agreed to loan the affiliate up to $50,000,000 as the source of funds for the affiliate portion of first year commissions and had net advances of $30,426,000 through June 30, 2000 pursuant to the promissory note evidencing this agreement, including $15,900,000 to the affiliate for the affiliate portion of first year commissions paid during the first six months of 2000. Principal and interest are payable quarterly over five years from the date of the advance. The principal source of funds for us to advance funds to the affiliate is our bank line of credit, which was increased by $15,000,000 to a maximum of $40,000,000 in March, 2000.

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

                 American Equity Investment Life Holding Company
       -------------------------------------------------------------------

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

         A major component of our interest rate risk management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities. We use computer models to simulate cash flows expected from our existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from our assets to meet the

                 American Equity Investment Life Holding Company
       -------------------------------------------------------------------

expected cash requirements of our liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. (The "duration" of a security is the time weighted present value of the security's expected cash flows and is used to measure a security's sensitivity to changes in interest rates.) When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in value of assets should be largely offset by a change in the value of liabilities. At June 30, 2000, the effective duration of our fixed maturity securities and short-term investments was approximately
7.7 years and the estimated duration of our insurance liabilities was approximately 6.7 years.

         If interest rates were to increase 10% from levels at June 30, 2000, we estimate that the fair value of our fixed maturity securities, net of corresponding changes in the values of deferred policy acquisition costs and insurance in force acquired would decrease by approximately $70,494,000. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

                 American Equity Investment Life Holding Company
       -------------------------------------------------------------------

                                    PART II.
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) At the annual meeting of shareholders held June 22, 2000, the shareholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock from 25,000,000 to 75,000,000. See Item 4(c)(ii) below.

(c) In April, 2000, certain stockholders exercised warrants to purchase 80,000 shares of common stock at $10 per share, and 56,875 shares of common stock at $12 per share, resulting in total proceeds of approximately $1,482,500 before the costs of issuance.

         In June, 2000, one employee exercised options to purchase 1,500 shares of common stock at $16 per share, resulting in proceeds of approximately $24,000.

         In June, 2000, one employee purchased 954 shares of common stock at $20 per share, resulting in proceeds of approximately $19,080.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's annual shareholders meeting was held on June 22, 2000.

(b) and (c)   (i)  Election of the following directors to the Company's Board of
                   Directors:

                                                                                      AGAINST OR
                                                                    FOR                WITHHELD
                                                          ----------------------  -----------------
                                John C. Anderson                     3,843,785              868,725
                                Robert L. Hilton                     3,845,785              866,725
                                John M. Matovina                     3,845,785              866,725
                                James M. Gerlach                     3,845,785              866,725
                                Ben T. Morris                        3,845,785              866,725
                                David S. Mulcahy                     3,845,785              866,725
                                David J. Noble                       3,845,785              866,725
                                A. J. Strickland III                 3,845,785              866,725
                                Harley A. Whitfield                  3,845,785              866,725


                  (ii) Approval of Amendment to Articles of Incorporation - Increase in Authorized Common Shares. Shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of its Common Stock, par value $1 per share, from 25,000,000 to 75,000,000 shares. There were 3,762,785 votes cast for the amendment; 73,000 cast against; and 12,000 abstentions.

                  (iii) Approval of Amendment to Articles of Incorporation - Create a classified Board of Directors with staggered three-year terms. Shareholders approved an amendment to the Company's Articles of Incorporation to divide the directors of the Corporation into three classes, designated Class I, Class II and Class III. Each class shall consist, as

                 American Equity Investment Life Holding Company
       -------------------------------------------------------------------

                           nearly as may be possible, of one-third of the total number of directors constituting the entire board of directors. The term of the initial Class I directors shall terminate on the date of the 2001 Annual Meeting; the term of the Class II directors shall terminate on the date of the 2002 Annual Meeting; and the term of the initial Class III directors shall terminate on the date of the 2003 Annual Meeting. There were 3,832,285 votes cast for the amendment; 9,500 cast against; and 6,000 abstentions.

                  (iv) Approval of the 2000 Employee Stock Option Plan. There were 3,691,785 votes cast for the plan; 100,750 cast against; and 55,250 abstentions.

                  (v) Approval of the 2000 Director Stock Option Plan. There were 3,703,785 votes cast for the plan; 100,750 cast against; and 43,250 abstentions.

                  (vi) Ratification of the appointment of Ernst & Young, LLP as Independent Auditors for 2000. There were 3,844,585 votes cast for the ratification; 2,000 cast against; and 1,200 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  3.1 Part 6  Articles of Amendment to Articles of Incorporation

                 10.6 Forgivable Loan Agreement dated April 30, 2000 between American Equity Investment Life Holding Company and D.J. Noble

                 10.7         2000 Employee Stock Option Plan

                 10.8         2000 Director Stock Option Plan

                 27           Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                 American Equity Investment Life Holding Company
       -------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 11, 2000           AMERICAN EQUITY INVESTMENT LIFE
                                   HOLDING COMPANY

                                   By:    /s/ DAVID J. NOBLE
                                      ----------------------------------------
                                       David J. Noble, Chief Executive Officer
                                            (Principal Executive Officer)

                                   By:    /s/ WENDY L. CARLSON
                                      ----------------------------------------
                                     Wendy L. Carlson, Chief Financial Officer
                                            (Principal Financial Officer)

                                   By:   /s/ TERRY A. REIMER
                                      -----------------------------------------
                                      Terry A. Reimer, Executive Vice President
                                            (Principal Accounting Officer)