Form 10-Q/A
period 1999-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2000-08-23
CIK 1039828

================================================================================


                                   FORM 10-Q/A

                                AMENDMENT NO.1

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

                             EXPLANATORY PARAGRAPH

        This amendment to Form 10-Q is being filed for the purpose of expanding the disclosure of related party transactions. For the specific changes, see the Consolidated Balance Sheet, the Consolidated Statement of Cash Flows and Note G to the unaudited Consolidated Financial Statements.

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 American Equity Investment Life Holding Company

                           Consolidated Balance Sheets

                                                                                     June 30,               December 31,
                                                                                      1999                      1998
                                                                                 --------------             ------------
                                                                                  (unaudited)                (audited)
Assets
Cash and investments:
    Fixed maturity securities:
        Available-for-sale, at market (amortized cost:
          1999 - $610,989,000;1998 - $600,301,000)                               $  582,261,369             $601,897,562
        Held for investment, at amortized cost (market:
          $314,112,000)                                                             351,905,783                        -
    Equity securities, at market (cost: $9,240,340)                                   9,016,000                        -
    Derivative instruments                                                           33,261,286               16,171,621
    Policy loans                                                                        225,618                  192,184
    Cash and cash equivalents                                                        10,674,287               15,891,779
                                                                                 --------------             ------------
 Total cash and investments                                                         987,344,343              634,153,146

Receivable from other insurance companies                                               561,362                  616,737
Premiums due and uncollected                                                          1,084,367                1,684,698
Accrued investment income                                                             5,241,978                2,946,796
Receivables from related parties                                                      4,781,591                   89,427
Property, furniture and equipment, less accumulated
depreciation: 1999 -- $1,212,491; 1998 -- $859,085                                    1,093,083                1,242,228
Value of insurance in force acquired                                                    910,927                1,068,906
Deferred policy acquisition costs                                                    80,429,928               32,005,772
Intangibles, less accumulated amortization:
  1999 - $568,088; 1998 -- $472,306                                                     550,361                  646,142
Deferred income tax asset                                                            20,113,032                8,289,499
Other assets                                                                          1,613,731                  117,035
Assets held in separate account                                                         153,369                  151,450

                                                                                 --------------             ------------
 Total assets                                                                    $1,103,878,072             $683,011,836
                                                                                 ==============             ============

                            (Continued on next page)

See accompanying notes.

                 American Equity Investment Life Holding Company

                                                                                     June 30,               December 31,
                                                                                      1999                      1998
                                                                                 --------------             ------------
                                                                                  (unaudited)                (audited)
Liabilities and stockholders' equity
Liabilities:
   Policy benefit reserves:
       Traditional life insurance and accident and health products               $   13,020,811             $ 11,317,156
       Annuity products                                                             893,996,206              529,765,023
   Other policy funds and contract claims                                             8,760,413                6,315,598
   Provision for experience rating refunds                                              197,074                  833,679
   Amounts due to related parties                                                     6,001,095                2,438,600
   Notes payable                                                                     10,000,000               10,000,000
   Amounts due under repurchase agreements                                           63,962,500               49,000,000
   Amounts due for securities purchased but not settled at period end                34,837,273                        -
   Federal income taxes payable                                                       2,759,910                1,648,822
   Other liabilities                                                                 10,458,669                5,410,987
   Liabilities related to separate accounts                                             153,369                  151,450
                                                                                 --------------             ------------
      Total liabilities                                                           1,044,147,320              616,881,315

Stockholders' equity:
   Series Preferred Stock, par value $1 per share,
         2,000,000 shares authorized; 625,000 shares of
         1998 Series A Participating Preferred stock issued
         and outstanding                                                                625,000                  625,000
   Common Stock, par value $1 per share - 25,000,000 shares authorized;
         issued and outstanding: 1999 -- 4,696,045 shares; and
         1998 -  4,581,962 shares                                                     4,696,045                4,581,962
   Additional paid-in capital                                                        66,016,275               64,783,117
   Accumulated other comprehensive income (loss)                                     (7,850,039)                 420,035
   Retained earnings deficit                                                         (3,756,529)              (4,279,593)
                                                                                 --------------             ------------
Total stockholders' equity                                                           59,730,752               66,130,521
                                                                                 --------------             ------------
Total liabilities and stockholders' equity                                       $1,103,878,072             $683,011,836
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

                 American Equity Investment Life Holding Company

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                         Six Months Ended June 30
                                                                 -------------------------------------
                                                                      1999                     1998
                                                                 -------------            ------------
Operating activities
Net income (loss)                                                $     523,064            $   (216,164)
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Adjustments related to interest sensitive products:
      Interest credited to account balances                         12,379,097               5,272,914
      Annuity product charges                                       (1,046,080)               (115,635)
   Increase in traditional life insurance and accident and
      health reserves                                                1,703,655                 331,688
   Policy acquisition costs deferred                               (30,075,712)            (12,926,173)
   Amortization of deferred policy acquisition costs                 3,716,235               1,190,883
   Provision for depreciation and other amortization                   514,565                 456,651
   Amortization of discount and premiums on fixed maturity
     securities and derivative instruments                          (8,540,851)             (6,219,529)
   Deferred income taxes                                            (7,563,192)             (2,123,263)
   Change in federal income taxes payable                            1,111,088              (2,552,711)
   Realized (gain) loss on sale of investments                          29,666                (300,527)
   Amounts due to related parties                                    3,562,495                      --
   Receivables from related parties                                 (4,692,164)                     --
   Other                                                             3,710,803               8,125,206
                                                                 -------------            ------------
Net cash used in operating activities                              (24,667,331)             (9,076,660)

Investing activities
Maturities or repayments of investments:
   Fixed maturity securities - available-for-sale                  245,008,102              82,502,323
                                                                 -------------            ------------
                                                                   245,008,102              82,502,323
Acquisition of investments:
   Fixed maturity securities - available-for-sale                 (223,457,205)           (255,489,901)
   Fixed maturity securities - held for investment                (341,707,425)
   Derivative instruments                                          (15,468,214)             (3,318,470)
   Policy loans                                                        (33,434)                (17,751)
                                                                 -------------            ------------
                                                                  (580,666,278)           (258,826,122)
Proceeds from sale of property                                               -               2,094,619
Purchase of property, furniture and equipment                         (110,164)               (174,379)
                                                                 -------------            ------------

Net cash used in investing activities                             (335,768,340)           (174,403,559)


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

During the six months ended June 30, 1999 and 1998, the Service Company paid $19,948,000 and $8,782,000 respectively, to agents of the Company and the Company paid renewal commissions to the Service Company of $5,963,000 and $2,681,000. At June 30, 1999 and December 31, 1998, accounts payable to the Service Company aggregated $5,963,000 and $2,439,000, respectively, and is included in amounts due to related parties.

On June 30, 1999, the Company agreed to loan to the Service Company up to $50,000,000 pursuant to a promissory note bearing interest at the "reference rate" of the financial institution which is the Company's principal lender. Principal and interest are payable quarterly over five years from the date of the advance.

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