Form 10-Q/A
period 1999-09-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2000-08-23
CIK 1039828

================================================================================

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

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

                            EXPLANATORY PARAGRAPH

        This amendment to Form 10-Q is being filed for the purpose of expanding the disclosure of related party transactions. For the specific changes, see the Consolidated Balance Sheet, the Consolidated Statement of Cash Flows and Note H to the unaudited Consolidated Financial Statements.

                                     PART I.
                              FINANCIAL INFORMATION



Item 1. Financial Statements.

                 American Equity Investment Life Holding Company

                           Consolidated Balance Sheets

                                                           September 30,    December 31,
                                                               1999            1998
                                                          --------------   --------------
                                                            (unaudited)      (audited)
Assets
Cash and investments:
    Fixed maturity securities:
        Available-for-sale, at market (amortized cost:
         1999 - $811,759,359;1998 - $600,300,562)         $  780,444,165   $  601,897,562
        Held for investment, at amortized cost (market:
         $319,523,860)                                       358,524,093             --
    Equity securities, at market (cost: $16,190,339)          14,977,759             --
    Derivative instruments                                    20,143,551       16,171,621
    Policy loans                                                 228,681          192,184
    Cash and cash equivalents                                 12,532,226       15,891,779
                                                          --------------   --------------
 Total cash and investments                                1,186,850,475      634,153,146

Receivable from other insurance companies                        514,320          616,737
Premiums due and uncollected                                   1,171,409        1,684,698
Accrued investment income                                      9,166,162        2,946,796
Receivables from related parties                              10,077,682           89,427
Property, furniture and equipment, less accumulated
  depreciation: 1999 -- $1,403,014; 1998 -- $859,085           1,147,350        1,242,228
Value of insurance in force acquired                             831,677        1,068,906
Deferred policy acquisition costs                            100,540,177       32,005,772
Intangibles, less accumulated amortization:
     1999 - $620,363; 1998 -- $472,306                         2,077,213          646,142
Deferred income tax asset                                     25,155,292        8,289,499
Other assets                                                     854,617          117,035
Assets held in separate account                                  153,369          151,450


                                                          --------------   --------------
 Total assets                                             $1,338,539,743   $  683,011,836
                                                          ==============   ==============

                            (Continued on next page)

See accompanying notes.

                 American Equity Investment Life Holding Company

                                                              September 30,       December 31,
                                                                  1999                1998
                                                             ---------------    ---------------
                                                               (unaudited)         (audited)
Liabilities and stockholders' equity
Liabilities:
   Policy benefit reserves:
       Traditional life and accident and health              $    14,961,266    $    11,317,156
         insurance products
       Annuity products                                        1,097,331,176        529,765,023
   Other policy funds and contract claims                          9,839,078          6,315,598
   Provision for experience rating refunds                           266,198            833,679
   Amounts due to related parties                                  7,432,250          2,438,600
   Notes payable                                                  15,000,000         10,000,000
   Amounts due under repurchase agreements                        33,662,500         49,000,000
   Amounts due on securities purchased but not settled at
     period end                                                   65,620,026               --
   Federal income taxes payable                                    1,199,607          1,648,822
   Other liabilities                                               7,369,918          5,410,987
   Liabilities related to separate accounts                          153,369            151,450
                                                             ---------------    ---------------
      Total liabilities                                        1,252,835,388        616,881,315

Minority interest in subsidiary:
    Company-obligated convertible mandatorily redeemable
      preferred securities of subsidiary trust                    25,970,140
    Other                                                            173,135

Stockholders' equity:
   Series Preferred Stock, par value $1 per share,
        2,000,000 shares authorized; 625,000 shares of
        1998 Series A Participating Preferred stock issued
        and outstanding                                              625,000            625,000
   Common Stock, par value $1 per share - 25,000,000
        shares authorized; issued and outstanding:
        1999 -- 4,711,685 shares; 1998 -  4,581,962 shares         4,711,685          4,581,962
   Additional paid-in capital                                     66,158,235         64,783,117
   Accumulated other comprehensive income (loss)                  (8,567,171)           420,035
   Retained earnings deficit                                      (3,366,669)        (4,279,593)
                                                             ---------------    ---------------
Total stockholders' equity                                        59,561,080         66,130,521
                                                             ---------------    ---------------
Total liabilities and stockholders' equity                   $ 1,338,539,743    $   683,011,836
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

                 American Equity Investment Life Holding Company

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                    Nine months ended September 30
                                                                    ------------------------------
                                                                        1999              1998
                                                                    -------------    -------------
Operating activities
Net income (loss)                                                   $     912,922    $    (492,608)
Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
   Adjustments related to interest sensitive products:
        Interest credited to account balances                          24,371,971        9,819,251
        Annuity product charges                                        (1,758,596)        (365,013)
   Increase in traditional life and accident and health
         insurance reserves                                             3,644,110          720,983
   Policy acquisition costs deferred                                  (49,899,722)     (18,231,589)
   Amortization of deferred policy acquisition costs                    7,456,667        1,728,444
   Provision for depreciation and other amortization                      929,216          710,229
   Amortization of discount and premiums on fixed
         maturity securities and derivative instruments               (11,272,860)      (9,808,888)
   Deferred income taxes                                              (12,236,020)      (2,715,413)
   Change in federal income taxes                                        (449,215)      (2,840,662)
   Realized (gain) loss on sale of investments                             86,933         (300,526)
   Amounts due to related parties                                       4,993,650               --
   Receivables from related parties                                    (9,988,255)              --
   Other                                                               (1,443,336)      10,677,376
                                                                    -------------    -------------
Net cash used in operating activities                                 (44,652,535)     (11,098,416)

Investing activities Maturities or repayments of investments:
   Fixed maturity securities - available-for-sale                     289,059,607      132,008,620
                                                                    -------------    -------------
                                                                      289,059,607      132,008,620
Acquisition of investments:
   Fixed maturity securities - available-for-sale                    (425,133,995)    (407,020,163)
   Fixed maturity securities - held for investment                   (341,707,425)            --
   Equity securities                                                  (16,190,339)
   Derivative instruments                                             (26,004,989)      (6,801,785)
   Policy loans                                                           (36,497)         (16,522)
                                                                    -------------    -------------
                                                                     (809,073,245)    (413,838,470)
Proceeds from sale of property                                               --          2,094,619
Purchase of property, furniture and equipment                            (449,049)        (327,370)
                                                                    -------------    -------------

Net cash used in investing activities                                (520,462,687)    (280,062,601)


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


NOTE H - COMMITMENTS AND CONTINGENCIES

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

During the nine months ended September 30, 1999 and 1998, the Service Company paid $30,948,000 and $12,084,000 respectively, to agents of the Company and the Company paid renewal commissions to the Service Company of $9,986,000 and $4,377,000. At September 30, 1999 and December 31, 1998, accounts payable to the Service Company aggregated $7,296,000 and $2,439,000, respectively, and is included in amounts due to related parties.

During 1999, the Company agreed to loan to the Service Company up to $50,000,000 pursuant to a promissory note bearing interest at the "reference rate" of the financial institution which is the Company's principal lender. Principal and interest are payable quarterly over five years from the date of the advance. At September 30, 1999, the net amount advanced to the Service Company totaled $5,000,000.

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