Form 10-Q
period 2000-09-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2000-11-13
CIK 1039828

================================================================================

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                        Commission File Number : 0-25985

                 AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

                                      IOWA
                                      ----
                            (State of Incorporation)

                         5000 WESTOWN PARKWAY, SUITE 440
                           WEST DES MOINES, IOWA 50266
                          -----------------------------
                    (Address of principal executive offices)

                                 (515) 221-0002
                                 --------------
                                   (Telephone)

                                   42-1447959
                                   ----------
                      (I.R.S. Employer Identification No.)

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

Yes       X              No
     ------------           -----------


                        APPLICABLE TO CORPORATE ISSUERS:

       Shares of common stock outstanding at October 31, 2000: 14,505,242

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 American Equity Investment Life Holding Company

                     Consolidated Balance Sheets (Unaudited)

                  (Dollars in thousands, except per share data)

                                                              SEPTEMBER 30,        DECEMBER 31,
                                                                  2000                1999
                                                              -------------        ------------
ASSETS
Cash and investments:
    Fixed maturity securities:
        Available-for-sale, at market (amortized cost:
             2000 - $1,439,614; 1999 - $1,070,465)               $1,352,917          $  997,020
        Held for investment, at amortized cost (market:
             2000 - $330,975; 1999 - $315,975)                      423,118             398,467
    Equity securities, at market (cost: 2000 -
             $8,350; 1999 - $8,020)                                   6,516               7,613
    Derivative instruments                                           34,208              44,210
    Policy loans                                                        259                 231
    Cash and cash equivalents                                       105,401               5,882
                                                                 ----------          ----------
 Total cash and investments                                       1,922,419           1,453,423

 Receivable from other insurance companies                              369                 598
 Premiums due and uncollected                                         1,355               1,097
 Accrued investment income                                           26,085              14,183
 Receivables from related parties                                    47,037              18,896
 Property, furniture and equipment, less accumulated
     depreciation: 2000 - $2,192; 1999 - $1,632                       1,109               1,346
 Value of insurance in force acquired                                   514                 752
 Deferred policy acquisition costs                                  213,458             126,685
 Intangibles, less accumulated amortization:
     2000 - $865; 1999 - $681                                         2,270               2,238
 Deferred income tax asset                                           44,490              43,037
 Federal income taxes recoverable                                     1,496               1,663
 Other assets                                                         3,827               1,215
 Assets held in separate account                                        823                 371


                                                                 ----------          ----------
 Total assets                                                    $2,265,252          $1,665,504
                                                                 ==========          ==========


                            (Continued on next page)
SEE ACCOMPANYING NOTES.

                 American Equity Investment Life Holding Company

                     Consolidated Balance Sheets (Unaudited)

                  (Dollars in thousands, except per share data)

                                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                                         2000              1999
                                                                                    -------------       ------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Policy benefit reserves:
       Traditional life insurance and accident and health
            products                                                                  $    18,964        $    15,060
       Annuity and single premium universal life products                               1,923,915          1,343,816
   Other policy funds and contract claims                                                  15,805             11,553
   Provision for experience rating refunds                                                    331                545
   Amounts due to related parties                                                          19,796             10,003
   Notes payable                                                                           32,100             20,600
   Amounts due under repurchase agreements                                                104,956             86,969
   Amounts due on securities purchased                                                          -             29,714
   Other liabilities                                                                       11,746             13,567
   Liabilities related to separate account                                                    823                371
                                                                                      -----------        -----------
 Total liabilities                                                                      2,128,436          1,532,198

 Commitments and contingencies

 Minority interest in subsidiaries: company-obligated
     mandatorily redeemable preferred securities of
     subsidiary trusts                                                                     99,373             98,982

 Stockholders' equity:
   Series Preferred Stock, par value $1 per share, 2,000,000 shares authorized;
        625,000 shares of 1998 Series A Participating Preferred Stock issued
        and outstanding                                                                       625                625
   Common Stock, par value $1 per share - shares authorized:
        2000 - 75,000,000 and 1999 - 25,000,000;  issued and
        outstanding: 2000 - 14,497,992 shares and 1999 -                                   14,498              4,712
        4,712,310 shares
   Additional paid-in capital                                                              57,400             66,058
   Accumulated other comprehensive loss                                                   (35,973)           (35,235)
   Retained earnings (deficit)                                                                893             (1,836)
                                                                                      -----------        -----------
Total stockholders' equity                                                                 37,443             34,324
                                                                                      -----------         ----------
Total liabilities and stockholders' equity                                            $ 2,265,252        $ 1,665,504
                                                                                      ===========        ===========



SEE ACCOMPANYING NOTES.

                 American Equity Investment Life Holding Company

                Consolidated Statements of Operations (Unaudited)

                  (Dollars in thousands, except per share data)


                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                 ------------------            -----------------
                                                 2000          1999            2000           1999
                                               --------      --------        --------       --------
REVENUES:
   Traditional life and accident and
      health insurance premiums               $  3,050       $  3,306       $  9,234       $  9,319
   Annuity and single premium
      universal life product charges             2,657            713          5,945          1,758
   Net investment income                        28,052         19,835         61,801         42,802
   Realized gains (losses) on sale of
      investments                                   80            (57)         6,276            (87)
                                              --------       --------       --------       --------
Total revenues                                  33,839         23,797         83,256         53,792

BENEFITS AND EXPENSES:
   Insurance policy benefits and
      change in future policy benefits           2,457          2,549          6,559          6,478
   Interest credited to account balances        16,714         11,993         41,303         24,372
   Interest expense on notes payable               676            239          1,523            608
   Interest expense on amounts due
      under repurchase agreements                  958            760          2,676          2,443
   Amortization of deferred policy
      acquisition costs and value of
      insurance in force acquired                4,469          3,837         10,083          7,746
   Other operating costs and expenses            4,101          3,589         11,525         10,244
                                              --------       --------       --------       --------
Total benefits and expenses                     29,375         22,967         73,669         51,891
                                              --------       --------       --------       --------
Income before income taxes                       4,464            830          9,587          1,901
                                              --------       --------       --------       --------

Income tax (expense) benefit:
   Current                                      (2,319)        (4,940)        (2,267)       (13,051)
   Deferred                                      1,492          4,673            996         12,236
                                              --------       --------       --------       --------
                                                  (827)          (267)        (1,271)          (815)

Minority interest in subsidiaries:
   Earnings attributable to company-
      obligated mandatorily redeemable
      preferred securities of subsidiary
      trusts                                    (1,862)          (173)        (5,587)          (173)
                                                -------        --------       --------       --------

Net income                                    $  1,775       $    390       $  2,729       $    913
                                              ========       ========       ========       ========

Basic earnings per common share               $   0.12       $   0.03       $   0.19       $   0.07
                                              ========       ========       ========       ========

Diluted earnings per common share             $   0.09       $   0.03       $   0.14       $   0.06
                                              ========       ========       ========       ========

SEE ACCOMPANYING NOTES

                 American Equity Investment Life Holding Company

                Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in thousands)

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                                  2000           1999
                                                                --------       --------
OPERATING ACTIVITIES
Net income                                                      $  2,729       $    913
Adjustments to reconcile net income to net cash used in
    operating activities:
   Adjustments related to interest sensitive products:
      Interest credited to account balances                       41,303         24,372
      Annuity and single premium universal life product
       charges                                                    (5,945)        (1,758)
   Increase in traditional life insurance and accident and
       health reserves                                             3,904          3,644
   Policy acquisition costs deferred:
       Commissions paid to related party                         (73,761)       (48,598)
       Other                                                      (2,127)        (1,302)
   Amortization of deferred policy acquisition costs               9,845          7,456
   Provision for depreciation and other amortization                 982            929
   Amortization of discount and premiums on fixed maturity
      securities and derivative instruments                        9,307        (11,273)
   Change in federal income taxes recoverable                        167              -
   Change in deferred income taxes                                  (996)       (12,236)
   Change in federal income taxes payable                              -           (449)
   Amounts due to related parties                                  9,793          4,994
   Receivables from related parties                              (28,141)        (9,988)
   Other                                                         (10,469)        (1,444)
   Realized losses (gains) on sale of investments                 (6,276)            87
                                                                --------       --------
Net cash used in operating activities                            (49,685)       (44,653)





                            (Continued on next page)

SEE ACCOMPANYING NOTES.

                 American Equity Investment Life Holding Company

                Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in thousands)


                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                      2000                 1999
                                                                   -----------           ---------
INVESTING ACTIVITIES
Sales, maturities or repayments of investments:
   Fixed maturity securities - available-for-sale                  $   616,795           $ 289,060
   Equity securities                                                     1,070                   -
   Derivative instruments                                                7,177                   -
                                                                    ----------            ---------
                                                                       625,042             289,060
Acquisition of investments:
   Fixed maturity securities - available-for-sale                   (1,004,902)           (425,134)
   Fixed maturity securities - held for investment                      (7,246)           (341,708)
   Equity securities                                                    (1,337)            (16,190)
   Derivative instruments                                              (50,402)            (26,005)
   Policy loans                                                            (28)                (37)
                                                                   -----------           ---------
                                                                    (1,063,915)           (809,074)

Purchases of property, furniture and equipment                            (323)               (449)
                                                                   -----------           ---------
Net cash used in investing activities                                 (439,196)           (520,463)

FINANCING ACTIVITIES
Receipts credited to annuity and single premium universal
    life policyholder account balances                                 654,818             585,368
Return of annuity and single premium universal life
    policyholder account balances                                      (96,817)            (39,253)
Financing fees incurred and deferred                                      (216)             (1,579)
Proceeds from notes payable                                             11,500               5,000
Accrued distributions on company-obligated mandatorily
    redeemable preferred securities of subsidiary trust                      -                 173
Increase in amounts due under repurchase agreements                     17,987             (15,337)
Acquisition of common stock                                               (644)                  -
Net proceeds from issuance of common stock                               1,772               1,414
Proceeds from company-obligated mandatorily
    redeemable preferred securities of subsidiary trust                      -              25,970
                                                                   -----------           ---------
Net cash provided by financing activities                              588,400             561,756
                                                                   -----------           ---------
Increase (decrease) in cash and cash equivalents                        99,519              (3,360)

Cash and cash equivalents at beginning of period                         5,882              15,892
                                                                   -----------           ---------
Cash and cash equivalents at end of period                         $   105,401           $  12,532
                                                                   ===========           =========




SEE ACCOMPANYING NOTES.

                 American Equity Investment Life Holding Company

                Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in thousands)


                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                  2000            1999
                                                                 ------          -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
    Interest                                                     $4,199          $ 3,051
    Income taxes                                                  2,100           13,500
Non-cash financing and investing activities:
    Bonus interest deferred as policy acquisition costs           7,188            5,584



            SEE ACCOMPANYING NOTES.

                 American Equity Investment Life Holding Company

      Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

                  (Dollars in thousands, except per share data)


                                                                                    ACCUMULATED
                                                                     ADDITIONAL        OTHER          RETAINED        TOTAL
                                      PREFERRED        COMMON         PAID-IN       COMPREHENSIVE     EARNINGS     STOCKHOLDERS'
                                        STOCK          STOCK          CAPITAL           LOSS          (DEFICIT)       EQUITY
                                      ---------        ------         -------       -------------     --------     -------------
Balance at December 31, 1999           $   625        $  4,712        $ 66,058        $(35,235)       $(1,836)       $ 34,324

   3-for-1 stock split on shares
        outstanding  at
        December 31, 1999                    -           9,425          (9,425)              -              -               0

   Comprehensive income:

     Net income for period                   -               -               -               -          2,729           2,729

     Change in net unrealized
        investment gains/losses              -               -               -            (738)             -            (738)
                                                                                                                     --------
   Total comprehensive income                                                                                           1,991

   Issuance of 451,687 shares of
        common stock                         -             452           1,320               -              -           1,772

   Acquisition of 90,625 shares
        of common stock                      -             (91)           (553)              -              -            (644)
                                       -------        --------        --------        --------        -------        --------
Balance at September 30, 2000          $   625        $ 14,498        $ 57,400        $(35,973)       $   893        $ 37,443
                                       =======        ========        ========        ========        =======        ========


     Total comprehensive loss for the nine months ended September 30, 1999 was $8,074, and was comprised of net income of $913 and an increase in net unrealized depreciation of available-for-sale fixed maturity securities and equity securities of $8,987.

     Total comprehensive income for the third quarter of 2000 was $14,297, and was comprised of net income of $1,775 and a decrease in net unrealized depreciation of available-for-sale fixed maturity securities and equity securities of $12,522.

     Total comprehensive loss for the third quarter of 1999 was $327, and was comprised of net income of $390 and an increase in net unrealized depreciation of available-for-sale fixed maturity securities and equity securities of $717.

     All issuances and acquisitions of common stock during 2000 have been adjusted for the 3-for-1 stock split.

                 American Equity Investment Life Holding Company

             Notes to Consolidated Financial Statements (Unaudited)

                               September 30, 2000


NOTE A- BASIS OF PRESENTATION

The unaudited consolidated financial statements as of September 30, 2000 and for the periods ended September 30, 2000 and 1999, as well as the audited consolidated balance sheet as of December 31, 1999, include the accounts of the Company and its wholly-owned subsidiaries: American Equity Investment Life Insurance Company, American Equity Investment Capital, Inc., American Equity Capital Trust I (formed in 1999), American Equity Capital Trust II (formed in
1999), American Equity of Hawaii, Inc. (formed in 1999), and American Equity Investment Properties, L.C. All significant intercompany accounts and transactions have been eliminated.

The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited financial statements. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

The Company operates solely in the life insurance business.

NOTE B - CHANGES IN AMOUNTS DUE UNDER REPURCHASE AGREEMENTS

As part of its investment strategy, the Company enters into securities lending programs to increase its return on investments and improve its liquidity. These transactions are accounted for as amounts due under repurchase agreements (short-term collateralized borrowings). Such borrowings averaged approximately $55,089,000 and $63,412,000 for the nine months ended September 30, 2000 and 1999, respectively, and were collateralized by investment securities with fair market values approximately equal to the amount due. The weighted average interest rate on amounts due under repurchase agreements was 6.48% and 5.11% for the nine months ended September 30, 2000 and 1999, respectively.

NOTE C - INCREASE IN LINE OF CREDIT

In March, 2000, the maximum borrowing level under the Company's variable rate revolving line of credit was increased from $25,000,000 to $40,000,000. The Company borrowed an additional $11,500,000 under this line of credit during the second quarter of 2000 and an additional $7,900,000 during October, 2000.

                 American Equity Investment Life Holding Company

             Notes to Consolidated Financial Statements (Unaudited)

NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

                                                         THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                            SEPTEMBER 30,                             SEPTEMBER 30,
                                                      2000                 1999                 2000                1999
                                                  -----------          -----------          -----------          -----------
                                                                 (Dollars in thousands, except per share data)
NUMERATOR:
Net income - numerator for basic and
   dilutive earnings per share                    $     1,775          $       390          $     2,729          $       913
                                                  ===========          ===========          ===========          ===========

DENOMINATOR:
Weighted average shares outstanding -
   denominator for basic earnings per
   common share                                    14,481,214           14,103,774           14,361,087           13,941,237
Effect of dilutive securities:
   1998 Series A Participating
       Preferred Stock                              1,875,000            1,875,000            1,875,000            1,875,000
   Warrants                                            20,004              257,942               20,004              257,942
   Stock options and subscription rights            2,082,755            1,875,361            2,082,755            1,875,361
   Deferred compensation agreements                   779,592              455,589              779,592              455,589
                                                  -----------          -----------          -----------          -----------
Adjusted weighted average shares
   outstanding - denominator for diluted
   earnings per common share                       19,238,565           18,567,666           19,118,438           18,405,129
                                                  ===========          ===========          ===========          ===========

Basic earnings per common share                   $      0.12          $      0.03          $      0.19          $      0.07
                                                  ===========          ===========          ===========          ===========

Diluted earnings per common share                 $      0.09          $      0.03          $      0.14          $      0.06
                                                  ===========          ===========          ===========          ===========


The effect of the convertible stock of the subsidiary trusts has not been included in the computation of dilutive earnings per share as the effect is antidilutive.

The Company effected a three-for-one split of common stock payable June 30, 2000 to stockholders of record as of June 1, 2000. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the stock split. Share amounts presented in the unaudited Consolidated Balance Sheets and unaudited Consolidated Statements of Stockholders' Equity reflect the actual share amounts as of or for each period presented.

                 American Equity Investment Life Holding Company

             Notes to Consolidated Financial Statements (Unaudited)

NOTE E - PENDING ACCOUNTING CHANGE

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires companies to record derivative instruments on the balance sheet at fair value. Accounting for gains or losses resulting from changes in the fair values of derivative instruments is dependent on the use of the derivative and whether it qualifies for hedge accounting. The Company issues equity-indexed annuity products, whose product characteristics include embedded derivatives. The Company also purchases options on the equity market indexes applicable to these products to fund the liabilities classified as embedded derivatives. These items could be effected by SFAS No. 133. The Statement is effective for the Company in the year 2001, with earlier adoption encouraged. Because of various insurance-related issues currently being examined by the FASB and the Derivative Implementations Group, the Company has not yet determined the effect that this new Statement will have on its operations or financial position.

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

During the nine months ended September 30, 2000 and 1999, the Service Company paid $22,400,000 and $30,948,000 respectively, to agents of the Company and the Company paid renewal commissions to the Service Company of $16,227,000 and $9,986,000. At September 30, 2000 and December 31, 1999, accounts payable to the Service Company aggregated $19,796,000 and $10,003,000, respectively, and is included in amounts due to related parties.

During 1999, the Company agreed to loan to the Service Company up to $50,000,000 pursuant to a promissory note bearing interest at the "reference rate" of the financial institution which is the Company's principal lender. Principal and interest are payable quarterly over five years from the date of the advance. At September 30, 2000 and December 31, 1999, the net amount advanced to the Service Company was $35,582,000 and $18,175,000, respectively.

NOTE G - WARRANT EXERCISES

In April 2000, the Company's Chief Executive Officer, D.J. Noble, exercised warrants to purchase 80,000 shares (240,000 shares after adjustment for the 3-for-1 stock split) of common stock at $10 per share. The Company loaned Mr. Noble the aggregate exercise price of $800,000 pursuant to a forgivable loan agreement to facilitate his exercise of these warrants. The forgivable loan agreement is with full recourse, and is not collateralized by the shares issued in connection with the exercise of these warrants. These warrants were not issued in connection with the Company's employee stock option plan, but were issued to Mr. Noble, the Company's founding shareholder, as part of his initial capitalization of the Company. This loan is repayable in five equal annual installments of principal and interest, each of which may be forgiven if Mr. Noble remains continuously employed by the Company in his present capacity, subject to specified exceptions. In addition, Sanders Morris Harris exercised warrants to purchase 56,875 shares (170,625 shares after adjustment for the 3-for-1 stock split) of common stock at an exercise price of $12 per share, resulting in proceeds of $682,500.

                 American Equity Investment Life Holding Company
                 -----------------------------------------------



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis reviews our consolidated financial position at September 30, 2000, and the consolidated results of operations for the periods ended September 30, 2000 and 1999, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Our business has continued to grow steadily, with reserves for annuities and single premium universal life policies increasing from $529,765,000 at December 31, 1998 to $1,342,256,000 at December 31, 1999 and $1,923,915,000 at
September 30, 2000. Deposits from sales of annuities and single premium universal life policies during the nine months ended September 30, 2000 increased 12% to $654,818,000 compared to $585,368,000 for the same period in 1999. The increased production is a direct result of the growth in our agency force which increased from 10,500 agents at December 31, 1998 to 18,000 agents at December 31, 1999 and 20,200 agents at September 30, 2000.

     Our net income increased 355% to $1,775,000 for the third quarter of 2000, and 199% to $2,729,000 for the nine months ended September 30, 2000 compared to $390,000 and $913,000, respectively, for the same periods in 1999. The trend in net income is the direct result of the continued growth in our annuity business.

     Traditional life and accident and health insurance premiums decreased 8% to $3,050,000 for the third quarter of 2000, and decreased 1% to $9,234,000 for the nine months ended September 30, 2000 compared to $3,306,000 and $9,319,000, respectively, for the same periods in 1999. The majority of our traditional life and accident and health insurance premiums consist of group policies sold to a limited market. Because our primary focus is the sale of annuities, we have made no effort to expand sales of these products to other markets. As a result, sales of such products have declined slightly.

     Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) increased 273% to $2,657,000 for the third quarter of 2000, and 238% to $5,945,000 for the nine months ended September 30, 2000 compared to $713,000 and $1,758,000, respectively, for the same periods in 1999. These increases are principally attributable to the growth in our annuity business and correspondingly, an increase in annuity policy withdrawals subject to surrender charges. Withdrawals from annuity and single premium universal life policies were $96,817,000 for the nine months ended September 30, 2000 compared to $39,253,000 for the same period in 1999.

     Net investment income increased 41% to $28,052,000 in the third quarter of 2000, and 44% to $61,801,000 for the nine months ended September 30, 2000 compared to $19,835,000 and $42,802,000, respectively, for the same periods in 1999. Invested assets (amortized cost basis) increased 58% to $1,904,245,000 at September 30, 2000 compared to $1,205,633,000 at September 30, 1999, while the effective yield earned on invested assets was 7.6% at September 30, 2000 compared to 7.5% at September 30, 1999.

     Realized gains (losses) on the sale of investments were $80,000 in the third quarter of 2000 compared to realized losses of $57,000 for the same period in 1999. For the nine months ended September 30, 2000, the Company had realized gains of $6,276,000 compared to realized losses of $87,000 for the same period in 1999. The increase in realized gains in the first nine months of 2000 is principally attributable to an investment program involving the use of total return exchange agreements. The Company experienced net losses of $3,406,000 on these agreements consisting of realized gains on the early termination of seven total return swap agreements of $7,177,000 and net investment expense of $10,582,000 related to payments made on specified settlement dates. This program was terminated in February, 2000. For the nine months ended September 30, 2000, the net realized gains on the sale of investments also includes net losses of $901,000 on the sale of certain corporate fixed maturity securities and equity securities.

                 American Equity Investment Life Holding Company
                 -----------------------------------------------

     Traditional life and accident and health insurance benefits decreased 4% to $2,457,000 in the third quarter of 2000, and increased 1% to $6,559,000 for the nine months ended September 30, 2000 compared to $2,549,000 and $6,478,000, respectively, for the same periods in 1999. The decrease for the third quarter of 2000 was attributable to an increase in death benefits and surrenders, and the increase for the nine months ended September 30, 2000 was attributable to a decrease in those items for that period.

     Interest credited to annuity and single premium universal life policyholder account balances increased 39% to $16,714,000 in the third quarter of 2000, and 69% to $41,303,000 for the nine months ended September 30, 2000 compared to $11,993,000 and $24,372,000, respectively, for the same periods in 1999. These increases are principally attributable to the increase in annuity liabilities. At September 30, 2000, the weighted average crediting rate for our fixed rate annuity liabilities, excluding interest rate and premium bonuses guaranteed for the first year of the annuity contract, was 5.15%, compared to 5.12% at September 30, 1999. The weighted average crediting rate, including interest rate and premium bonuses guaranteed for the first year of the annuity contract, was 6.07% at September 30, 2000 compared to 6.59% at September 30, 1999.

     With respect to our equity index products, the amount credited to policyholders was $16,931,000 for the nine months ended September 30, 2000 compared to $10,507,000 for the same period in 1999. We purchase options on the applicable equity market indexes to fund the amounts credited to these products. The gain received on these options was $16,939,000 for the nine months ended September 30, 2000 compared to $11,229,000 for the same period in 1999. The cost of options are amortized over the life of the options and are included as a deduction from investment income. For the nine months ended September 30, 2000, investment income was reduced by $40,043,000 for this amortization compared to $15,295,000 for the same period in 1999. The weighted average option cost was 4.99% at September 30, 2000 compared to 5.35% at September 30, 1999.

     Interest expense on notes payable increased 183% to $676,000 for the third quarter of 2000, and 150% to $1,523,000 for the nine months ended September 30, 2000 compared to $239,000 and $608,000, respectively, for the same periods in 1999. These increases are attributable to increases in the outstanding borrowings in the third and fourth quarters of 1999, and the second quarter of 2000.

     Interest expense on amounts due under repurchase agreements increased 26% to $958,000 in the third quarter of 2000, and 10% to $2,676,000 for the nine months ended September 30, 2000 compared to $760,000 and $2,443,000, respectively, for the same periods in 1999. These increases are principally attributable to increases in the average cost of funds borrowed, offset in part by decreases in the average borrowings. See Note B of the Notes to Consolidated Financial Statements.

     Amortization of deferred policy acquisition costs and value of insurance in force acquired increased 16% to $4,469,000 in the third quarter of 2000, and 30% to $10,083,000 for the nine months ended September 30, 2000 compared to $3,837,000 and $7,746,000, respectively, for the same periods in 1999. These increases are primarily due to the growth in our annuity business as discussed above.

     Other operating costs and expenses increased 14% to $4,101,000 in the third quarter of 2000, and 13% to $11,525,000 for the nine months ended September 30, 2000 compared to $3,589,000 and $10,244,000, respectively, for the same periods in 1999. These increases are principally attributable to an increase in home office staff and related salaries and costs of employment.

     Income tax expense increased 210% to $827,000 in the third quarter of 2000 and increased 56% to $1,271,000 for the nine months ended September 30, 2000 compared to $267,000 and $815,000, respectively, for the same periods in 1999. The increases are principally due to increases in pretax income. The effective income tax rate for the 2000 periods is less than the applicable statutory federal income tax rate of 35% because of (i) tax benefits for earnings attributable to redeemable preferred securities of subsidiary trusts and (ii) state income tax

                 American Equity Investment Life Holding Company
                 -----------------------------------------------

benefits on the parent company's non-life loss (life insurance subsidiary taxable income is taxed at the 35% federal income tax rate and not generally subject to state income taxes).

FINANCIAL CONDITION

     Cash and investments increased 32% during the nine months ended September 30, 2000 as a result of the growth in our annuity business discussed above. At September 30, 2000, the fair value of our available-for-sale fixed maturity securities and equity securities was $88,531,000 less than the amortized cost of those investments as a result of the increase of approximately 80 basis points in mid-term and long-term interest rates that occurred during the second half of 1999, offset in part by a decrease of approximately 25 basis points that occurred during the third quarter of 2000. At September 30, 2000, the amortized cost of our fixed maturity securities held for investment exceeded the market value by $92,143,000 for the same reason.

     We did not issue any long-term debt securities during the first nine months of 2000. In April 2000, stockholders exercised warrants to purchase an aggregate of 80,000 shares (240,000 shares after adjustment for the 3-for-1 stock split) of common stock at $10 per share, and 56,875 shares (170,625 shares after adjustment for the 3-for-1 stock split) of common stock at $12 per share, resulting in proceeds of $1,482,500, which have been retained by us for general corporate purposes. For information related to borrowings under the Company's variable rate revolving line of credit, see Note C of the Notes to Consolidated Financial Statements.

     During the first nine months of 2000, the Company purchased 90,625 shares of common stock at an average cost of $7.10 per share and a total cost of $643,750. During the second and third quarters of 2000, 35,862 of these shares were sold at an average cost of $7.28 per share resulting in proceeds of approximately $261,000. (These share and related per share amounts have been adjusted for the 3-for-1 stock split.)

     The statutory capital and surplus of our life insurance subsidiary at September 30, 2000 was $143,672,000 and its statutory net income for the nine months ended September 30, 2000 was $5,286,000. The life insurance subsidiary made surplus note interest payments to us of $1,541,000 during the nine months ended September 30, 2000. For the remainder of 2000, up to $14,786,000 can be distributed by the life insurance subsidiary as dividends without prior regulatory approval.

     Dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. Our life insurance subsidiary had $30,315,000 of earned surplus at September 30, 2000.

     The transfer of funds by our life insurance subsidiary is also restricted by certain covenants in our loan agreements, which, among other things, require the life insurance subsidiary to maintain statutory capital and surplus (including asset valuation and interest maintenance reserves) equal to a minimum of $120,000,000 plus 25% of statutory net income for periods subsequent to December 31, 1999 plus 75% of the actual sum of contributions to the capital and surplus of our life insurance subsidiary. Under the most restrictive of these limitations, $24,520,000 of the life insurance subsidiary's earned surplus at September 30, 2000 would be available for distribution by the life insurance subsidiary to us.

     Our life subsidiary has entered into a general agency commission and servicing agreement with American Equity Investment Service Company, an affiliated company wholly-owned by the Company's chairman and president, whereby the affiliate acts as a national supervisory agent with responsibility for paying commissions to the Company's agents. During 1999, the parent company agreed to loan the affiliate up to $50,000,000 as the source of funds for the affiliate portion of first year commissions and had net advances of $35,582,000 through September 30, 2000 pursuant to the promissory note evidencing this agreement, including $22,400,000 to the

                 American Equity Investment Life Holding Company
                 -----------------------------------------------

affiliate for the affiliate portion of first year commissions paid during the first nine months of 2000. Principal and interest are payable quarterly over five years from the date of the advance. The principal source of funds for us to advance funds to the affiliate is our bank line of credit, which was increased by $15,000,000 to a maximum of $40,000,000 in March, 2000. (See Note C of the Notes to Consolidated Financial Statements.)

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

     A major component of our interest rate risk management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities. We use computer models to simulate cash flows expected from our existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from our assets to meet the expected cash requirements of our liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. (The "duration" of a security is the time weighted present value of the security's expected cash flows and is used to measure a security's sensitivity to changes in interest rates.) When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in value of assets should be largely offset by a change in the value of liabilities. At September 30, 2000, the effective duration of our fixed maturity securities and short-term investments was approximately 9.8 years and the estimated duration of our insurance liabilities was approximately 6.8 years.

     If interest rates were to increase 10% from levels at September 30, 2000, we estimate that the fair value of our fixed maturity securities, net of corresponding changes in the values of deferred policy acquisition costs (the effect of which would be $0 at September 30, 2000) and before income tax effect, would decrease by approximately $100,086,000. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

                 American Equity Investment Life Holding Company
                 -----------------------------------------------

                                    PART II.
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) In July, 2000, one employee exercised options to purchase 100 shares of common stock at $8.67 per share, resulting in proceeds of approximately $867.

     In July, 2000, a registered broker/dealer purchased 15,000 shares of common stock at $7.33 per share, resulting in proceeds of approximately $110,000.

     In September, 2000, an agent of the Company purchased 3,000 shares of common stock at $7.33 per share, resulting in proceeds of approximately $22,000.

     In September, 2000, a consultant to the Company purchased 15,000 shares of common stock at $7.33 per share, resulting in proceeds of approximately $110,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:
          27 Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                 American Equity Investment Life Holding Company
                 -----------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 10, 2000       AMERICAN EQUITY INVESTMENT LIFE
                                HOLDING COMPANY


                                By:    /S/ DAVID J. NOBLE
                                   --------------------------------------------
                                       David J. Noble, Chief Executive Officer
                                           (Principal Executive Officer)

                                By:    /S/ WENDY L. CARLSON
                                   --------------------------------------------
                                       Wendy L. Carlson, Chief Financial Officer
                                           (Principal Financial Officer)

                                By:   /S/ TERRY A. REIMER
                                   --------------------------------------------
                                       Terry A. Reimer, Executive Vice President
                                           (Principal Accounting Officer)