Form 10-K
period 2000-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2001-03-28
CIK 1039828

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          (Mark One)

     /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

     // TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                        COMMISSION FILE NUMBER : 0-25985

                 AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

                IOWA                                                               42-1447959
                ----                                                               ----------
        (State of Incorporation)                                     (I.R.S. Employer Identification No.)

       5000 WESTOWN PARKWAY, SUITE 440                                       (515) 221-0002
       WEST DES MOINES, IOWA   50266                                         --------------
       -----------------------------                                           (Telephone)
       (Address of principal executive offices)


     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1 per share

================================================================================

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No //

     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: No public market exists nor has active trading occurred.

     Shares of common stock outstanding as of February 28, 2001: 14,534,742

     Documents incorporated by reference: Portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held June 7, 2001 are incorporated by reference into Part III of this report.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this From 10-K. //

                                     PART I

ITEM 1.  BUSINESS

     American Equity Investment Life Holding Company was formed on December 15, 1995, to develop, market, issue and administer annuities and life insurance through its life insurance subsidiary. We are a full service underwriter of a broad array of annuity and insurance products. Our business consists primarily of the sale of equity-index and fixed rate annuities. Our business strategy is to focus on our annuity business and earn predicable returns by managing investment spreads and investment risk.

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

     EQUITY-INDEX ANNUITIES. Equity-index annuities accounted for approximately 75% of the total annuity deposits collected during 2000. These products allow purchasers to earn investment returns linked to equity index appreciation without the risk of loss of their principal.

     The annuity contract value is equal to the premiums paid as increased for returns which are based upon a percentage (the "participation rate") of the annual appreciation (based in certain situations on monthly averages) in a recognized index or benchmark. The participation rate, which we may reset annually, generally varies among the equity-index products from 65% to 100%. Some of the products also have an "asset fee" ranging from 1% to 4%, which is deducted from the interest to be credited. The asset fees may be adjusted annually by us, subject to stated maximums. In addition, some products apply an overall maximum limit (or "cap") on the amount of annual interest the policyholder may earn in any one contract year, and the applicable cap also may be adjusted annually subject to stated minimums. The minimum guaranteed contract values are equal to 80% to 100% of the premium collected plus interest credited at an annual rate of 3%. The annuities provide for penalty-free withdrawals of up to 10% of premium or accumulation value (depending on the product) in each year after the first year of the annuity's term. Other withdrawals are subject to a surrender charge ranging initially from 9% to 25% over a surrender period of from three to sixteen years. During the applicable surrender charge period, the surrender charges on some equity-index products remain level, while on other equity-index products, the surrender charges decline by one to two and one-half percentage points per year. After a number of years, as specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, or for a combination of these payment options. We purchase call options on the applicable indexes as an investment to provide the income needed to fund the amount of the annual appreciation required to be credited on the equity-index products.

     FIXED RATE ANNUITIES. These products, which accounted for approximately 25% of the total annuity deposits collected during 2000, include single premium deferred annuities ("SPDAs"), flexible premium deferred annuities ("FPDAs") and single premium immediate annuities ("SPIAs"). An SPDA generally involves the tax-deferred accumulation of interest on a single premium paid by the policyholder. After a number of years, as specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, or for a combination of these payment options. FPDAs are similar to SPDAs in many respects, except that the FPDA allows additional premium payments in varying amounts by the policyholder without the filing of a new application. Our SPDAs and FPDAs generally have an interest rate (the "crediting rate") that is guaranteed by us for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate to any rate at or above a guaranteed minimum rate. The guaranteed rate on all policies in force and new issues ranges from 3% to 4%. The initial crediting rate is largely a function of the interest rate we can earn on invested assets acquired with new annuity fund deposits and the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender assumptions, competitive industry pricing and crediting rate history for particular groups of annuity policies with similar characteristics.

     Approximately 96% of our fixed rate annuity sales have been "bonus" products. The initial crediting rate on these products specifies a bonus crediting rate ranging from 1% to 7% of the annuity deposit for the first policy year only. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established. Generally, there is a compensating adjustment in the commission paid to the agent to offset the first year interest bonus. In all situations, we obtain an acknowledgment from the policyholder, upon policy issuance, that a specified portion of the first-year interest will not be paid in renewal years. As of December 31, 2000, crediting rates on our outstanding SPDAs and FPDAs generally ranged from 5.35% to 7.00% excluding interest bonuses guaranteed for the first year. The average crediting rate on SPDAs and FPDAs including interest bonuses was 5.99%, and the average crediting rate on those products excluding bonuses was 5.20%.

     The policyholder is typically permitted to withdraw all or a part of the premium paid, plus accumulated interest credited to the account (the "accumulation value"), subject to the assessment of a surrender charge for withdrawals in excess of specified limits. Most of our SPDAs and FPDAs provide for penalty-free withdrawals of up to 10% of the accumulation value each year after the first year, subject to limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period which generally ranges from three to sixteen years after the date the policy is issued. This surrender charge is initially 9% to 25% of the accumulation value and generally decreases by approximately one to two and one-half percentage points per year during the surrender charge period. Surrender charges are set at levels to protect us from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates. This practice lengthens the effective duration of the policy liabilities and enables us to maintain profitability on such policies.

     Our SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issue. The amounts, frequency, and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a terminated annuity contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 5.20% at December 31, 2000.

     VARIABLE ANNUITY. Variable annuities differ from equity-index and fixed rate annuities in that the policyholder, rather than the insurance company, bears the investment risk and the policyholder's rate of return is dependent upon the performance of the particular investment option selected by the policyholder. Profits on variable annuities are derived from the fees charged to policyholders. Sales to date of variable annuities by the Company have been insignificant.

     In December 1997, we entered into a strategic alliance with Farm Bureau Life Insurance Company for the development, marketing and administration of variable annuity products. This agreement enabled us to introduce a variable product into our product line. An affiliate of Farm Bureau provides the administrative support necessary to manage this business, and is paid an administrative fee for those services. We share in 30% of the risks, costs and operating results of this product through a reinsurance arrangement. See the discussion under REINSURANCE for additional information regarding this arrangement as well as Farm Bureau's beneficial ownership of our common stock. Our variable product became available for sale in the third quarter of 1998.

     LIFE INSURANCE. These products include traditional ordinary and term, universal life and other interest-sensitive life insurance products. As a result of the acquisition of the National Guard Life insurance business from American Life and Casualty Insurance Company we are one of the largest life insurance carriers for members of the state National Guard Associations, with more than $1.5 billion of life insurance in force. We intend to continue offering a complete line of life insurance products for individual and group markets.

INVESTMENTS

     Investment activities are an integral part of our business, and investment income is a significant component of our total revenues. Profitability of many of our products is significantly affected by spreads between interest yields on investments and rates credited on annuity liabilities. Although substantially all credited rates on SPDAs and FPDAs may be changed annually, changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2000, the average yield, computed on the amortized cost basis of our investment portfolio, was 7.64%; the average interest rate credited or accruing to our fixed rate annuity liabilities, excluding interest bonuses guaranteed for the first year of the annuity contract, was 5.20%.

     We manage the index-based risk component of our equity-index annuities by purchasing call options on the applicable indexes to hedge such risk and adjusting the participation rates, asset fee rates and other product features to reflect the change in the cost of such options (which varies based on market conditions).

     For additional information regarding the composition of our investment portfolio and our interest rate risk management, see Management's Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk, and Note 3 of the Notes to the Audited Consolidated Financial Statements included elsewhere in this report.

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

     We have recruited approximately 22,000 independent agents and agencies ranging in profile from national sales organizations to personal producing general agents. We aggressively recruit new agents and expect to continue to expand our independent agency force. In our recruitment efforts, we emphasize that agents have direct access to our executive officers, giving us an edge in recruiting over larger and foreign-owned competitors. We are currently licensed to sell our products in 43 states and the District of Columbia. We have applied or anticipate applying for licenses to sell our products in the remaining states.

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

     Two of our national marketing organizations accounted for more than 10% of the annuity deposits and insurance premiums collected during 2000. One of these organizations produced approximately 16% of the collections and the other produced approximately 12%. The states with the largest share of direct premiums collected are: California (15.7%), Florida (11.8%), Texas (9.8%), Illinois (7.1%) and Pennsylvania (6.3%).

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

     The sales agents for our products use the ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's annuity to market. In recent years, the market for annuities has been dominated by those insurers with the highest ratings. Our life subsidiary has received a rating of A- (Excellent) from A. M. Best Company and Api from Standard & Poor's.

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

     As of December 31, 2000, the policy risk retention limit was $100,000 or less on all policies issued by us. Reinsurance ceded by us was immaterial and reinsurance that we assumed (through the acquisition of two blocks of in-force insurance from American Life and Casualty Insurance Company) represented approximately 7% of net life insurance in force.

     During 1998, our life subsidiary entered into a modified coinsurance agreement to cede 70% of its variable annuity business to an affiliate of Farm Bureau Life Insurance Company. Farm Bureau beneficially owns 32.26% of the Company's common stock. Under this agreement, the Company paid Farm Bureau's affiliate $118,000 and $120,000 for the years ended December 31, 2000 and 1999, respectively. The modified coinsurance agreement has an initial term of four years and will continue thereafter until termination by written notice at the election of either party. Any such termination will apply to the submission or acceptance of new policies, and business reinsured under the agreement prior to any such termination is not eligible for recapture before the expiration of 10 years.

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

     The NAIC's RBC requirements provide for four levels of regulatory attention depending on the ratio of a company's total adjusted capital to its RBC. Adjusted capital is defined as the total of statutory capital, surplus, asset valuation reserve and certain other adjustments. Calculations using the NAIC formula at December 31, 2000, indicate that the ratio of total adjusted capital to RBC for us exceeded the highest level at which regulatory action might be triggered by approximately 2 times.

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

EMPLOYEES

     As of December 31, 2000, we had 120 full-time employees, of which 110 are located in West Des Moines, Iowa, and 10 are located in the Pell City, Alabama offices. We have experienced no work stoppages or strikes and consider our relations with our employees to be excellent. None of our employees are represented by a union.

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

     On February 16, 1998, we formed American Equity Capital, Inc., an Iowa corporation, in connection with the introduction of variable products as a part of our product mix. American Equity Capital, Inc. acts as the broker-dealer for the sale of our variable products and will recruit other broker-dealers to establish a distribution network for this product.

     On July 9, 1999, we formed American Equity Capital Trust I, a Delaware statutory business trust. On October 25, 1999, we formed American Equity Capital Trust II, a Delaware statutory business trust. We formed these trusts in connection with the issuance of two issues of trust preferred securities. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9 of the Notes to the Audited Consolidated Financial Statements included elsewhere in this report.

ITEM 2.  PROPERTIES.

     We do not own any real estate. We lease space for our principal offices in West Des Moines, Iowa, pursuant to written leases for approximately 32,120 square feet at an annual rental of $480,588. The leases expire on June 30, 2004 and have a renewal option of an additional five year term at a rental rate equal to the prevailing fair market value. We also lease space for our office in Pell City, Alabama, pursuant to a written lease dated January 3, 2000, for approximately 3,380 square feet at an annual rental of $43,095. This lease expires on December 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for our common stock. As of February 28, 2001, we had 320 common shareholders.

     In 2000, we paid a cash dividend of $0.01 per share on our common stock and participating convertible preferred stock. We intend to continue to pay an annual cash dividend on such shares so long as we have sufficient capital and/or future earnings to do so. However, we anticipate retaining most of our future earnings, if any, for use in our operations and the expansion of our business.

     Our credit agreement contains a restrictive covenant which limits our ability to declare or pay any dividends. In addition, since we are a holding company, our ability to pay cash dividends depends in large measure on our subsidiaries' ability to make distributions of cash or property to us. Iowa insurance laws restrict the amount of distributions our life subsidiary can pay to us without the approval of the Iowa

Insurance Division. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 7 and 11 of the Notes to the Audited Consolidated Financial Statements included elsewhere in this report.

     Any further determination as to dividend policy will be made by our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.

     For information regarding unregistered sales of equity securities during 2000, see our Form 10-Qs for the quarters ending March 31, 2000, June 30, 2000, and September 30, 2000.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data as of and for the periods indicated should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this report.

                                                                             YEAR ENDED DECEMBER 31
                                                       2000           1999            1998           1997           1996
                                                       ----           ----            ----           ----           ----
                                                              (Dollars in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:

Revenues

 Insurance policy income......................        $19,372        $13,746         $11,170        $11,436        $14,555

 Net investment income........................         89,477         64,610          26,357          4,019            865

 Realized gains on investments................          5,766          1,454             427              -              -
                                                   ----------     ----------  --------------    -----------      ---------

      Total revenues..........................        114,615         79,810          37,954         15,455         15,420



Benefits and expenses

 Insurance policy benefits and change in
      future policy benefits .................          8,728          7,232           6,085          7,440          8,788

 Interest credited to account balances........         56,529         41,727          15,838          2,129             78

 Interest expense on notes payable............          2,339            896             789            980            494

 Interest expense on General Agency
      Commission and Servicing
      Agreement...............................          5,958          3,861           1,652            183              -

 Interest expense on amounts due under
      repurchase agreements...................          3,267          3,491           1,529            292              -

 Amortization of deferred policy
      acquisition costs and value of
      insurance in force acquired.............          8,806          7,379           2,294            960            880

 Other operating costs and expenses...........         14,370         12,129           8,763          8,231          6,319
                                                   ----------     ----------  --------------    -----------      ---------

      Total benefits and expenses.............         99,997         76,715          36,950         20,215         16,559
                                                   ----------     ----------  --------------    -----------      ---------



Income (loss) before income taxes.............         14,618          3,095           1,004        (4,760)         (1,139)

Income tax (expense) benefit..................         (2,385)         1,370            (760)         1,391              -
                                                   ----------     ----------  --------------    -----------      ---------
                                                       12,233          4,465             244         (3,369)        (1,139)

Minority interest in earnings of subsidiaries:

        Earnings attributable to
        company-obligated
        mandatorily redeemable preferred
        securities of subsidiary trusts               (7,449)         (2,022)              -              -              -
                                                   ----------     ----------  --------------    -----------     ----------
Net income (loss).............................        $ 4,784        $ 2,443         $   244       $ (3,369)      $ (1,139)
                                                   ==========     ==========  ==============    ===========     ==========


PER SHARE DATA:

Basic earnings (loss) per common share .......        $  0.33        $  0.17        $   0.02       $ (0.70)       $ (0.63)

Diluted earnings (loss) per common share......           0.26           0.14            0.02         (0.70)         (0.63)

Dividends declared per common share                      0.01           0.01               -              -              -



BALANCE SHEET DATA (at period end):

Total assets..................................     $2,528,126     $1,717,619       $ 708,110      $ 239,711        $35,215

Policy benefit reserves.......................      2,099,915      1,358,876         541,082        155,998         11,847


Notes payable.................................         44,000         20,600          10,000         10,000         10,000


Amounts due to related party under General
      Commission and Servicing Agreement......         76,028         62,119          27,536         11,278              -

Trust preferred securities issued by
      subsidiary trusts.......................         99,503         98,982               -              -              -

Stockholders' equity..........................         58,652         34,324          66,131         54,427         10,137


OTHER FINANCIAL DATA:

Life subsidiary statutory capital and surplus
 at December 31...............................       $145,048       $139,855  $       80,948  $      64,710        $17,302

Life subsidiary statutory net income for the
 year ended December 31.......................         10,420         17,837           4,804          4,470          1,175


On June 30, 2000, the Company effected a three-for-one stock split. All of the above amounts have been adjusted to reflect the split on a retroactive basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis reviews our consolidated financial position at December 31, 2000 and 1999, and our consolidated results of operations for the three years ended December 31, 2000, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this report.

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

     o mortality and other factors which may affect the profitability of our products

     o changes in the Federal income tax laws and regulations which may affect the relative income tax advantages of our products

     o    increasing competition in the sale of annuities

     o regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products

     o the risk factors or uncertainties listed from time to time in our private placement memorandums or filings with the Securities and Exchange Commission

     On June 30, 2000, the Company effected a three-for-one stock split. All amounts contained within management's discussion and analysis have been adjusted to reflect the split on a retroactive basis.

RESULTS OF OPERATIONS

     BUSINESS OVERVIEW. We commenced business on January 1, 1996, shortly after our formation and incorporation. As a foundation for beginning our business, we acquired two blocks of in-force insurance from another insurance company, of which several of our executive officers were previously employees. Later in 1996, we acquired another life insurance company with no in-force insurance which expanded our licensing authority to sell insurance and annuities to 23 states and the District of Columbia. Since then, we have expanded our licensing to 43 states and the District of Columbia.

     We specialize in the sale of individual annuities (primarily deferred annuities) and, to a lesser extent, we also sell life insurance. Under accounting principles generally accepted in the United States, premium collections for deferred annuities are reported as deposit liabilities instead of as revenues. Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited to the policyholder, or the "investment spread," as well as realized gains on investments. In the case of equity-index annuities, the investment spread consists of net investment income in excess of the amortization of the cost of the options purchased to fund the index-based component of the policyholder's return. Revenue is also recognized from surrender charges deducted from the policyholder's account balance.

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

     We had net income of $4,784,000 for the year ended December 31, 2000, compared to net income of $2,443,000 in 1999 and $244,000 in 1998. The trend in net income is a direct result of the continued growth in our annuity business which began to accelerate in the third quarter of 1997. Annuity reserves grew from $146,311,000 at December 31, 1997 to $529,765,000 at December 31, 1998,
$1,342,256,000 at December 31, 1999 and $2,076,731,000 at December 31, 2000. New
annuity deposits for the year ended December 31, 2000 increased 4% to $840,510,000, compared to $814,605,000 for 1999. The 1999 amount represented a 116% increase over the 1998 amount of $377,917,000. The increased annuity production is a direct result of the growth in our agency force, which increased from approximately 4,450 agents at December 31, 1997, to 10,525 agents at December 31, 1998, 18,000 agents at December 31, 1999 and 22,000 agents at December 31, 2000.

     The growth in our annuity business resulted in a sizeable increase in our earnings from invested assets for 2000 and 1999. While certain expenses also increased as a result of the growth in our annuity business, the incremental profits from a larger deposit base allowed us to offset a greater portion of our fixed operating costs and expenses. Our 1999 results also benefitted from a gain of $1,541,000 on the termination of a total return swap contract. Our 1998 results also benefitted from a gain of $275,000 on the sale of an office building in Birmingham, Alabama, from which our operations in that location were previously conducted.

     TRADITIONAL LIFE AND ACCIDENT AND HEALTH INSURANCE PREMIUMS increased 7% to $11,034,000 in 2000 and decreased 2% to $10,294,000 in 1999 from $10,528,000 in
1998. The majority of our traditional life and accident and health insurance premiums consist of group policies sold to a limited market. Because our primary focus is the sale of annuities, we have made no effort to expand sales of these products to other markets.

     ANNUITY AND SINGLE PREMIUM UNIVERSAL LIFE PRODUCT CHARGES (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) increased 142% to $8,338,000 in 2000, and 438% to $3,452,000 in 1999, from
$642,000 in 1998. These increases are principally attributable to the growth in our annuity business and correspondingly, increases in annuity policy withdrawals subject to surrender charges. Withdrawals from annuity and single premium universal life policies were $144,077,000, $60,844,000 and $23,637,000 for 2000, 1999 and 1998, respectively.

     NET INVESTMENT INCOME increased 38% to $89,477,000 in 2000 and 145% to $64,610,000 in 1999 from $26,357,000 in 1998. These increases are principally attributable to the growth in our annuity business and correspondingly, increases in our invested assets. Invested assets (amortized cost basis) increased 33% to $1,995,062,000 at December 31, 2000 and 147% to $1,499,729,000
at December 31, 1999 compared to $607,764,000 at December 31, 1998, while the effective yield earned on average invested assets was 7.64%, 7.34% and 7.46% for 2000, 1999, and 1998, respectively.

     REALIZED GAINS ON INVESTMENTS increased 297% to $5,766,000 in 2000 compared to $1,454,000 in 1999 and $427,000 in 1998. The increase in 2000 is primarily attributable to an investment program involving the use of total return exchange agreements. The increase in 1999 was primarily attributable to a gain realized on the termination of a total return swap contract. In 1998, realized gains consisted of a gain of $152,000 on the sale of fixed maturity securities and a gain of $275,000 on the sale of our office building in Alabama.

     TRADITIONAL LIFE AND ACCIDENT AND HEALTH INSURANCE BENEFITS increased 21% to $8,728,000 in 2000 and 19% to $7,232,000 in 1999 compared to $6,085,000 in
1998. These increases are attributable to an increase in death benefits and surrenders.

     INTEREST CREDITED TO ANNUITY POLICYHOLDER ACCOUNT BALANCES increased 35% to $56,529,000 in 2000 and 163% to $41,727,000 in 1999 from $15,838,000 in 1998.
These increases are principally attributable to increases in annuity liabilities. The amounts are also impacted by changes in the weighted average crediting rate for our fixed rate annuity liabilities, which, excluding interest rate bonuses guaranteed for the first year of the annuity contract, was 5.20%, 5.11% and 5.20% at December 31, 2000, 1999 and 1998, respectively. The weighted average crediting rate, including interest rate bonuses guaranteed for the first year of the annuity contract, was 5.99%, 6.51%, and 7.05% at December 31, 2000, 1999 and 1998, respectively.

     INTEREST EXPENSE ON GENERAL AGENCY COMMISSION AND SERVICING AGREEMENT increased 54% to $5,958,000 in 2000 and 134% to $3,861,000 in 1999 from
$1,652,000 in 1998. These increases are principally attributable to increases in the amount of commissions paid by our life subsidiary under this Agreement. See
Note 8 to the Audited Consolidated Financial Statements included elsewhere in this report.

     INTEREST EXPENSE ON NOTES PAYABLE increased 161% to $2,339,000 in 2000 and 14% to $896,000 in 1999 from $789,000 in 1998. These increases are attributable to increases in the outstanding borrowings in the third and fourth quarters of 1999, and throughout 2000. In 2000, the increase was also related to an increase in the cost of funds, while in 1999 the increase was offset in part by a decrease in the average applicable interest rate. The applicable interest rate was 7.99%, 7.56% and 8.09% for 2000, 1999 and 1998, respectively.

     INTEREST EXPENSE ON AMOUNTS DUE UNDER REPURCHASE AGREEMENTS decreased 6% to $3,267,000 in 2000 and increased 128% to $3,491,000 in 1999 from $1,529,000 in
1998. In 2000, this change was principally attributable to lower average balances of funds, offset in part by higher average costs of funds. In 1999, this change was principally attributable to larger average balances of funds borrowed, offset in part by lower average costs of funds in 1999. See Note 7 of the Notes to the Audited Consolidated Financial Statements included elsewhere in this report.

     AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS AND VALUE OF INSURANCE IN FORCE ACQUIRED increased 19% to $8,806,000 in 2000 and 222% to $7,379,000 in 1999 from $2,294,000 in 1998. These increases are primarily due to the growth in our annuity business as discussed above.

     OTHER OPERATING COSTS AND EXPENSES increased 18% to $14,370,000 in 2000 and 38% to $12,129,000 in 1999 from $8,763,000 in 1998. These increases are principally attributable to increases in marketing expenses, employees and related salaries and costs of employment.

     INCOME TAX EXPENSE for 2000 was an expense of $2,385,000 compared to a benefit of $1,370,000 in 1999, and an expense of $760,000 in 1998. Our effective tax rates for 2000, 1999 and 1998 were 33%, 16% and 36%, respectively, excluding the impact in 1999 of the elimination of a valuation allowance of $1,537,000 on deferred income tax assets. See Note 6 of the Notes to the Audited Consolidated Financial Statements included elsewhere in this report. These effective income tax rates varied from the applicable statutory federal income tax rates of 35% for 2000 and 1999 and 34% for 1998 principally due to: (i) the impact of state taxes on the federal income tax expense; (ii) in 1999, adjustment of the December 31, 1998 net deferred tax assets to the 35% rate; and (iii) in 1998, certain nondeductible expenses.

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

FINANCIAL CONDITION

     INVESTMENTS. Our investment strategy is to maintain a predominantly investment grade fixed income portfolio, provide adequate liquidity to meet our cash obligations to policyholders and others and maximize current income and total investment return through active investment management. Consistent with this strategy, our investments principally consist of fixed maturity securities and short-term investments. We also have approximately 2% of our invested assets at December 31, 2000 in derivative instruments (equity market index call options) purchased in connection with the issuance of equity-index annuities.

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

     LIABILITIES. Our liability for policy benefit reserves increased $741,039,000 and $817,794,000 during 2000 and 1999, respectively, to
$2,099,915,000 at December 31, 2000 and $1,358,876,000 at December 31, 2000,
primarily due to annuity sales as discussed above. Substantially all of our annuity products have a surrender charge feature designed to reduce early withdrawal or surrender of the policies and to partially compensate us for our costs if policies are withdrawn early. Notwithstanding these policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates.

     On October 18, 1996, we borrowed $10,000,000 from two banks under a variable rate revolving credit agreement. Proceeds from the borrowing were contributed to the capital and surplus of our life subsidiary ($6,000,000) and used to refinance indebtedness we incurred to capitalize our life subsidiary at the time of its formation ($4,000,000). During 1999, this line of credit was increased to permit maximum borrowings of $25,000,000, and we borrowed an additional $10,600,000, bringing our liability for notes payable to $20,600,000 at December 31, 1999. During 2000, the maximum borrowing level was increased to $50,000,000, and the Company borrowed an additional $23,400,000. We loaned the proceeds of the 1999 borrowings to American Equity Investment Service Company (see discussion that follows under LIQUIDITY OF PARENT COMPANY). The loan matures on March 31, 2001 with an option for a four year extension as a term loan. Under this agreement, we are required to maintain minimum capital and surplus levels at our life subsidiary and meet certain other financial and operating ratio requirements. We are also prohibited from incurring other indebtedness for borrowed money without obtaining a waiver from the lenders and from paying dividends on our capital stock in excess of 10% of our consolidated net income for the prior fiscal year (except that in 1999 we were permitted to make a dividend payment equal to 44% of our consolidated net income for 1998).

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


                                                         Number Issued                  Warrant
                                              ---------------------------------         Exercise
      Description                Issue Price       Shares       Warrants                 Price
-------------------------------  -----------  --------------  -----------------  --------------------
Common Stock & Warrants            $    3.33       2,340,000            468,000            $   3.33

            1996                        3.33          11,994              2,394                3.33

            1997                        3.33           9,000              1,800                3.33
                                                   ---------          ---------
            1998(1)                                2,360,994            472,194(2)


             1997                       4.00       1,711,248             342249(3)             4.00

                                                        --               204750(4)             4.00
                                                   ---------          ---------
                                                   1,711,248            546,999


Common Stock - 1997                     5.33       7,998,248


1998 Series A Participating
    Preferred Stock                    16.00         625,000


     (1) issued to the placement agent in payment of a portion of the compensation due to the placement agent
     (2) exercised during 1998
     (3) exercised during 1999
     (4) issued to the placement agent as part of placement agent compensation; 170,625 exercised in 2000, and the remaining 4,125 expire on April 30, 2002.

     The aggregate net proceeds from these offerings, including proceeds received from the exercise of warrants, was $65,699,000, substantially all of which were contributed to the capital and surplus of our life subsidiary or used to fund the acquisition of the life insurance company acquired in 1996.

     A portion of the 7,998,750 shares of Common Stock issued in 1997 at $5.33 per share were issued in a rights offering to existing stockholders and in connection therewith, certain of our officers and directors received management subscription rights to purchase one share of Common Stock for each share owned and one-half share of Common Stock for each stock option held on the offering date. An aggregate of 2,157,375 management subscription rights were issued to nine officers and directors at that time. The management subscription rights have an exercise price of $5.33 per share and expire on December 1, 2002. Farm Bureau Life Insurance Company purchased 4,687,500 shares of Common Stock in this offering and received a right of first refusal to maintain a 20% ownership interest in our capital stock.

     The 625,000 shares of 1998 Series A Participating Preferred Stock issued in 1998 have participating dividend rights with the shares of Common Stock, when and as such dividends are declared. The preferred shares are convertible into shares of Common Stock on a three for one basis upon the earlier of the initial public offering of our Common Stock or December 31, 2003.


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

     In October, 1999, American Equity Capital Trust II ("Trust II"), our wholly-owned subsidiary, issued 97,000 shares of 5% Trust Preferred Securities (the "5% Trust Preferred Securities"). The 5% Trust Preferred Securities, which have a liquidation value of $100 per share ($97,000,000 in the aggregate) have been assigned a fair value of $72,490,000 (based upon an effective 7% yield-to-maturity). The consideration received by Trust II in connection with the issuance of the 5% Trust Preferred Securities consisted of fixed income trust preferred securities of equal value which were issued by the parent of Farm Bureau Life insurance Company. Farm Bureau beneficially owns 32.26% of our common stock.

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

     LIQUIDITY FOR INSURANCE OPERATIONS. Our life subsidiary generally receives adequate cash flow from premium collections and investment income to meet its obligations. Annuity and life insurance liabilities are generally long-term in nature. Policyholders may, however, withdraw funds or surrender their policies, subject to surrender and withdrawal penalty provisions. At December 31, 2000, approximately 99% of our annuity liabilities were subject to penalty upon surrender.

     We believe that the diversity of our investment portfolio and the concentration of investments in high-quality, liquid securities provides sufficient liquidity to meet foreseeable cash requirements. The investment portfolio at December 31, 2000 included $1,474,560,000 of publicly traded investment grade bonds. Although there is no present need or intent to dispose of such investments, our life subsidiary could readily liquidate portions of its investments, if such a need arose. In addition, investments could be used to facilitate borrowings under reverse-repurchase agreements or dollar-roll transactions. Such borrowings have been used by our life subsidiary from time to time to increase our return on investments and to improve liquidity.

     Effective January 1, 2001, our life subsidiary entered into a reinsurance transaction which includes a coinsurance segment on a 2% quota share basis and yearly renewable term segment reinsuring a portion of death benefits payable on annuities produced after January 1, 2001.

     LIQUIDITY OF PARENT COMPANY. The parent company is a legal entity separate and distinct from its subsidiaries, and has no business operations. The parent company needs liquidity primarily to service its debt, including the subordinated debentures issued to subsidiary trusts, pay operating expenses and pay dividends to stockholders. The primary sources of funds for these payments are: (i) interest received on trust preferred securities received in connection with the issuance of the 5% Trust Preferred Securities; (ii) principal and interest payments received on the parent company's note receivable from American Equity Investment Service Company (see discussion that follows); (iii) dividends on capital stock and surplus note interest payments from our life subsidiary;
(iv) cash on hand ($4,779,000 at December 31, 2000); and (v) cash ($213,000 at
December 31, 2000) that may be distributed by the American Equity Investment Properties, L.C. which holds the remaining cash proceeds from the sale of the office building in Birmingham, Alabama that was sold in 1998. The parent company may also obtain cash by issuing debt or equity securities.

     The payment of dividends or the distributions, including surplus note payments, by our life subsidiary is subject to regulation by the Iowa Insurance Division. Currently, our life subsidiary may pay dividends or make other distributions without the prior approval of the Iowa Insurance Division, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) our life subsidiary's net gain from operations (excluding net realized capital gains or losses) for the preceding calendar year, or (2) 10% of our statutory surplus at the preceding December 31. For 2000, up to $14,505,000 can be distributed as dividends or surplus note payments without prior approval of the Iowa Insurance Division. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. Our life subsidiary had $21,534,000 of earned surplus at December 31, 2000.

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

     The transfer of funds by our life subsidiary is also restricted by certain covenants in our loan agreement which, among other things, requires the life subsidiary to maintain statutory capital and surplus (including the asset valuation and interest maintenance reserves) of $140,000,000 plus 25% of statutory net income for periods subsequent to December 31, 2000. Under the most restrictive of these limitations, $605,000 of earned surplus at December 31, 2000 would be available for distribution by our life subsidiary to the parent company in the form of dividends or other distributions.

     Statutory accounting practices prescribed or permitted for our life subsidiary differ in many respects from those governing the preparation of financial statements under accounting principles generally accepted in the United States ("GAAP"). Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. Information as to statutory capital and surplus and statutory net income for our life subsidiary as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998 is included in Note 11 of the Notes to Audited Consolidated Financial Statements included elsewhere in this report.

     Our life subsidiary has entered into a general agency commission and servicing agreement with American Equity Investment Service Company, an affiliated company wholly-owned by the Company's chairman and president, whereby the affiliate acts as a national supervisory agent with responsibility for paying commissions to the Company's agents. This agreement initially benefits the life subsidiary's statutory surplus by extending the payment of a portion of the first year commissions on new annuity business written by the life subsidiary over a longer period of time, and thereby enabling the life subsidiary to conduct a comparatively greater volume of business. In subsequent periods, the life subsidiary's statutory surplus is reduced through the payment of renewal commissions to the affiliate on this business based upon the account balances of the annuities remaining in force for a period of five years (see Note 8 of the Notes to the Audited Consolidated Financial Statements included elsewhere in this report).

     During the years ended December 31, 2000, 1999 and 1998, the Service Company paid $28,400,000, $37,723,000, and $19,933,000, respectively, to agents of the Company. The Company paid renewal commissions to the Service Company of $20,449,000, $7,001,000, and $5,328,000, respectively.

     During 1999, the parent company agreed to loan the affiliate up to $50,000,000 as the source of funds for the affiliate portion of first year commissions and had advanced $41,565,000 through December 31, 2000 pursuant to the promissory note evidencing this agreement. Principal and interest are payable quarterly over five years from the date of the advance. The principal source of funds for us to advance funds to the affiliate is our bank line of credit, of which $6,000,000 was available for borrowing at December 31, 2000.

     Future payments by the life subsidiary on business in force at December 31, 2000 are dependent upon the account balances of the annuities remaining in force on each remaining quarterly renewal commission payment date. Estimated future renewal commission payments by the life subsidiary would be: $31,229,000 for 2001; $22,229,000 for 2002; $20,651,000 for 2003; and $14,451,000 for 2004.

INFLATION

     Inflation does not have a significant effect on our balance sheet; we have minimal investments in property, equipment or inventories. To the extent that interest rates may change to reflect inflation or inflation expectations, there would be an effect on our balance sheet and operations. Higher interest rates experienced in recent periods have decreased the value of our fixed maturity investments. It is likely that declining interest rates would have the opposite effect. It is not possible to calculate the effect such changes in interest rates, if any, have had on our operating results.

PENDING ACCOUNTING CHANGE

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. The Company issues equity-indexed annuity products, whose product characteristics include embedded derivatives. The Company also purchases options on the equity market indexes applicable to these products to fund the liabilities classified as embedded derivatives. These items will be affected by SFAS No. 133. The Statement is effective for the Company for all financial statements filed subsequent to December 31, 2000. Because various insurance-related issues were not decided by the FASB and the Derivative Implementations Group until late 2000, the Company has not yet determined the ultimate impact that this new Statement will have on its operations or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We seek to invest our available funds in a manner that will maximize shareholder value and fund future obligations to policyholders and debtors, subject to appropriate risk considerations. We seek to meet this objective through investments that: (i) consist predominately of investment grade fixed maturity securities of very high credit quality; (ii) have projected returns which satisfy our spread targets; and (iii) have characteristics which support the underlying liabilities. Many of our products incorporate surrender charges, market interest rate adjustments or other features to encourage persistency.

     We seek to maximize the total return on our held-for-sale investments through active investment management. Accordingly, we have determined that our held-for-sale portfolio of fixed maturity securities is available to be sold in response to: (i) changes in market interest rates; (ii) changes in relative values of individual securities and asset sectors; (iii) changes in prepayment risks; (iv) changes in credit quality outlook for certain securities; (v) liquidity needs; and (vi) other factors.

     We have a portfolio of held for investment securities which consists principally of zero coupon bonds issued by U.S. government agencies. These securities are purchased to secure long-term yields which meet our spread targets and support the underlying liabilities.

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

     A major component of our interest rate risk management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities. We use computer models to simulate cash flows expected from our existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from our assets to meet the expected cash requirements of our liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. (The "duration" of a security is the time weighted present value of the security's expected cash flows and is used to measure a security's sensitivity to changes in interest rates). When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in value of assets should be largely offset by a change in the value of liabilities. At December 31, 2000, the effective duration of our fixed maturity securities and short-term investments was approximately 7.8 years and the estimated duration of our insurance liabilities was approximately 8.1 years.

     If interest rates were to increase 10% from levels at December 31, 2000, we estimate that the fair value of our fixed maturity securities, net of corresponding changes in the values of deferred policy acquisition costs and insurance in force acquired would decrease by approximately $73,360,000. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

     Our investments in equity index call options are closely matched with our obligations to equity-indexed annuity holders. Market value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for equity-indexed products.

     As a part of our asset-liability management activities, we from time to time purchase financial futures instruments and total return exchange agreements, although such investments account for a relatively small portion of our total portfolio. These derivative securities are based upon U.S. Treasury or agency obligations as the underlying reference securities. Financial futures contracts are commitments to either purchase or sell a financial instrument at a specific future date for a specified price and may be settled in cash or through delivery of the financial instrument. Total return exchange agreements generally involve the exchange of the total return or yield on a referenced security for a specified interest rate.

     If a financial futures contract used to manage interest rate risk is terminated early or results in payments based on the change in value of the underlying asset, any resulting gain or loss is deferred and amortized as an adjustment to the yield of the designated asset over its remaining life as long as the transaction qualifies for hedge accounting. The effectiveness of the hedge is measured by a historical and probably future high correlation of changes in the fair value of the hedging instruments with changes in value of the hedged item. If correlation ceases to exist, hedge accounting will be terminated and gains or losses recorded in income. To date, high correlation has been achieved. Deferred gains (losses) totaling ($2,276,000) and $4,970,000 for 2000 and 1999, respectively, are included in held for investment fixed maturities and will be amortized as an adjustment to interest income over the life of the hedged instrument.

     For total return exchange agreements, the differential of the total return yield or interest to be paid or received on a settlement date is recognized as an adjustment to investment income. If a total return swap agreement is terminated early any resulting gain or loss is recognized as realized gain or loss. In 2000, the Company recognized net investment expense of $10,583,000 related to payments made on settlement dates, and realized a gain of $7,177,000 on the termination of one total return swap agreement.

     There are no financial futures or total return swaps outstanding at December 31, 2000.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements are included as a part of this report on Form 10-K on pages F-1 through F-32.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

     The information required by Part III is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2000.

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

     REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of March, 2001.

                           AMERICAN EQUITY INVESTMENT
                              LIFE HOLDING COMPANY

                           By:   /s/D.J. NOBLE
                                -------------------
                                    D.J. Noble, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                       TITLE (CAPACITY)                                        DATE
---------                       ----------------                                        ----

/s/D.J. NOBLE                   Chairman of the Board and President,                March 19, 2001
-------------                   (Principal Executive Officer)
D.J. Noble

/s/WENDY L. CARLSON             Chief Financial Officer and General Counsel
-------------------             (Principal Financial Officer)                       March 19, 2001
Wendy L. Carlson

/s/TERRY A. REIMER              Chief Operating Officer and
------------------              Executive Vice President                            March 19, 2001
Terry A. Reimer                 (Principal Accounting Officer)

/s/JAMES M. GERLACH             Director                                            March 19, 2001
-------------------
James M. Gerlach

/s/ROBERT L. HILTON             Director                                            March 19, 2001
-------------------
Robert L. Hilton

/s/ JOHN M. MATOVINA            Director                                            March 19, 2001
--------------------
John M. Matovina

/s/BEN T. MORRIS                Director                                            March 19, 2001
----------------
Ben T. Morris

/s/DAVID S. MULCAHY             Director                                            March 19, 2001
-------------------
David S. Mulcahy

/s/A.J. STRICKLAND, III         Director                                            March 19, 2001
-----------------------
A.J. Strickland, III

/s/HARLEY A. WHITFIELD          Director                                            March 19, 2001
----------------------
Harley A. Whitfield

/s/JOHN C. ANDERSON             Director                                            March 19, 2001
-------------------
John C. Anderson

                         American Equity Investment Life
                                 Holding Company

                        Consolidated Financial Statements

                  Years ended December 31, 2000, 1999 and 1998

                          Index to Financial Statements

Report of Independent Auditors.....................................................................     F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheets........................................................................     F-3
Consolidated Statements of Income..................................................................     F-5
Consolidated Statements of Changes in Stockholders' Equity.........................................     F-6
Consolidated Statements of Cash Flows..............................................................     F-8
Notes to Consolidated Financial Statements..........................................................    F-11
Schedules

Schedule I - Summary of Investments - Other Than
    Investments in Related Parties..................................................................    F-33
Schedule II - Condensed Financial Information of Registrant
    (Parent Company)................................................................................    F-34
Schedule III - Supplementary Insurance Information.................................................     F-39
Schedule IV - Reinsurance..........................................................................     F-40


                         Report of Independent Auditors

The Board of Directors and Stockholders
American Equity Investment Life Holding Company

We have audited the accompanying consolidated balance sheets of American Equity Investment Life Holding Company as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index on page F-1. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Equity Investment Life Holding Company at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                     /s/   Ernst & Young LLP


Des Moines, Iowa
March 2, 2001

                 American Equity Investment Life Holding Company

                           Consolidated Balance Sheets

                  (Dollars in thousands, except per share data)


                                                                                            DECEMBER 31
                                                                                     2000                1999
                                                                                     ----                ----
         ASSETS
         Cash and investments:
             Fixed maturity securities:
                Available for sale, at market (amortized cost:
                (2000 - $1,523,376; 1999 - $1,070,465)                          $ 1,474,560          $   997,020
                Held for investment, at amortized cost (market:
                   2000 - $365,023; 1999 - $315,975)                                429,280              398,467
            Equity securities, at market
                 (cost: 2000 - $7,435; 1999 - $8,020)                                 6,671                7,613
         Derivative instruments                                                      34,707               44,210
         Policy loans                                                                   264                  231
         Cash and cash equivalents                                                  175,724                5,882
                                                                                -----------          -----------
         Total cash and investments                                               2,121,206            1,453,423

         Receivable from other insurance companies                                      375                  598
         Premiums due and uncollected                                                 1,256                1,097
         Accrued investment income                                                   21,398               14,183
         Receivables from related parties                                            47,242               18,896
         Property, furniture and equipment, less accumulated
         depreciation: 2000 -  $2,370; 1999 -  $1,632                                 1,032                1,346
         Value of insurance in force acquired                                           520                  752
         Deferred policy acquisition costs                                          289,609              178,800
         Intangibles, less accumulated amortization:
            2000 -  $797; 1999 -  $681                                                2,338                2,238
         Deferred income tax asset                                                   36,052               43,037
         Federal income taxes recoverable                                                 -                1,663
         Other assets                                                                 2,913                1,215
         Assets held in separate account                                              4,185                  371
                                                                                -----------          -----------
         Total assets                                                           $ 2,528,126          $ 1,717,619
                                                                                ===========          ===========



SEE ACCOMPANYING NOTES.

                 American Equity Investment Life Holding Company

                           Consolidated Balance Sheets

                  (Dollars in thousands, except per share data)

                                   (continued)

                                                                                          DECEMBER 31
                                                                                  2000                 1999
                                                                                  ----                 ----

        LIABILITIES AND STOCKHOLDERS' EQUITY
        Liabilities:
            Policy benefit reserves:
                Traditional life and accident and health insurance
                 products                                                       $    20,354        $      15,060
                Annuity and single premium universal life products                2,079,561            1,343,816
            Other policy funds and contract claims                                   16,669               11,553
            Provision for experience rating refunds                                     336                  544
            Amounts due to related party under General Agency
                Commission and Servicing Agreement                                   76,028               62,119
            Other amounts due to related parties                                      4,000                    -
            Notes payable                                                            44,000               20,600
            Amounts due under repurchase agreements                                 110,000               86,969
            Amounts due on securities purchased                                           -               29,714
            Federal income taxes payable                                                 50                    -
            Other liabilities                                                        14,788               13,567
            Liabilities related to separate account                                   4,185                  371
                                                                               ------------        -------------
        Total liabilities                                                         2,369,971            1,584,313

        Commitments and contingencies (Note 12)

        Minority interest in subsidiaries:   company-obligated
         mandatorily redeemable preferred securities of
         subsidiary trusts                                                           99,503               98,982

        Stockholders' equity:
            Series Preferred Stock, par value $1 per share, 2,000,000
            shares authorized; 625,000 shares of 1998 Series A
            Participating Preferred Stock issued and outstanding                        625                  625
        Common Stock, par value $1 per share - shares authorized:
            2000 -  75,000,000 and 1999 -  25,000,000; issued and
            outstanding: 2000 -  14,530,242 shares and
            1999 - 4,712,310 shares                                                  14,530                4,712

         Additional paid-in capital                                                  57,577               66,058
         Accumulated other comprehensive loss                                       (16,876)             (35,235)
         Retained earnings (deficit)                                                  2,796               (1,836)
                                                                               ------------        -------------
        Total stockholders' equity                                                   58,652               34,324
                                                                               ------------        -------------
        Total liabilities and stockholders' equity                             $  2,528,126        $   1,717,619
                                                                               ============        =============







SEE ACCOMPANYING NOTES.

                 American Equity Investment Life Holding Company

                        Consolidated Statements of Income

                  (Dollars in thousands, except per share data)

                                                                                     YEAR ENDED DECEMBER 31
                                                                           2000               1999                1998
                                                                      ----------        ------------            --------
 Revenues:
    Traditional life and accident and health
      insurance premiums                                                $ 11,034          $   10,294         $    10,528
    Annuity and single premium universal
      life product charges                                                 8,338               3,452                 642
    Net investment income                                                 89,477              64,610              26,357
    Realized gains on investments                                          5,766               1,454                 427
                                                                      ----------        ------------            --------
 Total revenues                                                          114,615              79,810              37,954

 Benefits and expenses:
    Insurance policy benefits and change
       in future policy benefits                                           8,728               7,232               6,085
    Interest credited to account balances                                 56,529              41,727              15,838
    Interest expense on notes payable                                      2,339                 896                 789
    Interest expense on General Agency
        Commission and Servicing Agreement                                 5,958               3,861               1,652
    Interest expense on amounts due under
       repurchase agreements                                               3,267               3,491               1,529
   Amortization of deferred policy
    acquisition costs and value of
    insurance in force acquired                                            8,806               7,379               2,294
   Other operating costs and expenses                                     14,370              12,129               8,763
                                                                      ----------        ------------            --------
 Total benefits and expenses                                              99,997              76,715              36,950
                                                                      ----------        ------------            --------
 Income before income taxes and minority
   interest in earnings of subsidiaries                                   14,618               3,095               1,004

 Income tax (expense) benefit:
    Current                                                               (5,225)            (14,189)             (5,311)
    Deferred                                                               2,840              15,559               4,551
                                                                      ----------        ------------            --------
                                                                          (2,385)              1,370                (760)
                                                                      ----------        ------------            --------

 Income before minority interest in earnings
    of subsidiaries                                                       12,233               4,465                 244

 Minority interest in earnings of subsidiaries:
   Earnings attributable to company -
   obligated mandatorily redeemable
   preferred securities of subsidiary trusts                              (7,449)             (2,022)                  -
                                                                      ----------        ------------            --------
 Net income                                                           $    4,784        $      2,443            $    244
                                                                      ==========        ============            ========



 Basic earnings per common share                                      $     0.33        $       0.17            $   0.02
                                                                      ==========        ============            ========


 Diluted earnings per common share                                    $     0.26        $       0.14            $   0.02
                                                                      ==========        ============            ========

SEE ACCOMPANYING NOTES.
                                      F-5

                 American Equity Investment Life Holding Company

           Consolidated Statements of Changes in Stockholders' Equity

                  (Dollars in thousands, except per share data)




                                                                                                     PREFERRED
                                                                                                       STOCK
                                                                                                   -------------

          Balance at January 1, 1998                                                                    $      -

            Comprehensive income:
             Net income for year                                                                               -
             Change in net unrealized investment gains/losses                                                  -
            Total comprehensive income
            Issuance of 161,098 shares of common stock, less issuance                                          -
             expenses of $330
            Issuance of 625,000 shares of 1998 Series A Participating
             Preferred Stock, less issuance expenses of $32                                                  625
                                                                                                          ------
          Balance at December 31, 1998                                                                       625
            Comprehensive income (loss):
             Net income for year                                                                               -
             Change in net unrealized investment gains/losses                                                  -
            Total comprehensive loss
            Issuance of 130,348 shares of common stock, less issuance
             expenses of $22                                                                                   -
            Dividends on preferred stock ($.02 per share)                                                      -
            Dividends on common stock ($.02 per share, pre stock split)                                        -
                                                                                                           -----
          Balance at December 31, 1999                                                                       625
            Issuance of 9,424,620 shares of common stock pursuant to 3-for-1 stock split                      -
            Comprehensive income:
             Net income for year                                                                               -
             Change in net unrealized investment gains/losses                                                  -
            Total comprehensive income
            Issuance of 477,687 shares of common stock                                                         -
            Acquisition of 84,375 shares of common stock                                                       -
            Dividends on preferred stock ($0.01 per share)                                                     -
            Dividends on common stock ($0.01 per share)                                                        -
                                                                                                          ------
          Balance at December 31, 2000                                                                  $    625
                                                                                                          ======




SEE ACCOMPANYING NOTES.

                 American Equity Investment Life Holding Company

           Consolidated Statements of Changes in Stockholders' Equity

                  (Dollars in thousands, except per share data)

                                   (continued)


                                                       ACCUMULATED OTHE             RETAINED
                                    ADDITIONAL       COMPREHENSIVE INCOME           EARNINGS    TOTAL STOCKHOLDERS'
                 COMMON STOCK     PAID-IN CAPITAL           (LOSS)                  (DEFICIT)          EQUITY
                 ------------     ---------------     -------------------           --------     ------------------

          $             4,421    $         54,319    $                210   $         (4,523)   $            54,427

                            -                   -                       -                244                    244
                            -                   -                     210                  -                    210
                                                                      ---                                  --------
                                                                                                                454
                          161               1,121                       -                  -                  1,282
                            -               9,343                       -                  -                  9,968
                  -----------           ---------                --------         ----------               ---------
                        4,582              64,783                     420             (4,279)                66,131

                            -                   -                       -              2,443                  2,443
                            -                   -                 (35,655)                 -                (35,655)
                                                                 -------                                   --------
                                                                                                            (33,212)

                          130               1,382                       -                  -                  1,512
                            -                 (13)                      -                  -                    (13)
                            -                 (94)                      -                  -                    (94)
                  -----------           ---------                --------         ----------              ---------
                        4,712              66,058                 (35,235)            (1,836)                34,324
                        9,425              (9,425)                      -                  -                      -

                            -                   -                       -              4,784                  4,784
                            -                   -                  18,359                  -                 18,359
                                                                                                          ---------
                                                                                                             23,143

                          478               1,478                       -                  -                  1,956
                          (85)               (534)                      -                  -                   (619)
                            -                   -                       -                 (6)                    (6)
                            -                   -                       -               (146)                  (146)
          -------------------  -----------------    ---------------------  ------------------  --------------------
          $            14,530    $         57,577    $            (16,876)  $          2,796    $            58,652
         ====================  ==================  ====================== ==================  =====================








SEE ACCOMPANYING NOTES.

                 American Equity Investment Life Holding Company

                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)

                                                                                    YEAR ENDED DECEMBER 31
                                                                           2000               1999              1998
                                                                         ---------          ---------          --------
    OPERATING ACTIVITIES
    Net income                                                         $     4,784         $   2,443         $      244
    Adjustments to reconcile net income to net cash used in
    operating activities:
      Adjustments related to interest sensitive products:
          Interest credited to account balances                             56,529            41,727             15,838
          Annuity and single premium universal life product
            charges                                                         (8,338)           (3,452)              (642)
        Increase in traditional life and accident and health
          insurance reserves                                                 5,294             3,743              1,630
        Policy acquisition costs deferred                                  (77,056)          (62,829)           (19,292)
        Amortization of deferred policy acquisition costs                    8,574             7,063              2,020
        Amortization of discount and premiums on fixed
         maturity securities and derivative instruments                     12,933           (10,765)           (12,975)
        Provision for depreciation and other amortization                    1,086             1,299                992
        Realized gains on investments                                       (5,766)           (1,454)              (427)
        Deferred income taxes                                               (2,840)          (15,559)            (4,551)
        Reduction of amounts due to related party under
    General Agency Commission and Servicing
    Agreement                                                              (14,491)           (3,140)            (3,675)
        Changes in other operating assets and liabilities:
           Accrued investment income                                        (7,215)          (11,237)            (1,184)
           Receivables from related parties                                (28,346)          (18,807)               (52)
           Federal income taxes recoverable/payable                          1,713           (3,312)               (914)
           Other policy funds and contract claims                            5,116             5,238              3,960
           Other amounts due to related parties                              4,000                 -                  -
           Other liabilities                                                 1,221             8,156              2,908
        Other                                                               (1,911)             (650)               (74)
                                                                        ----------         ---------          ---------
    Net cash used in operating activities                                 (44,713)          (61,536)           (16,194)



    SEE ACCOMPANYING NOTES.

                 American Equity Investment Life Holding Company

                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)

                                   (continued)

                                                                                  YEAR ENDED DECEMBER 31
                                                                          2000               1999              1998
                                                                -----------------      -------------     --------------
    INVESTING ACTIVITIES
    Sales, maturities or repayments of investments:
        Fixed maturity securities - available-for-sale           $         628,847   $       308,670   $        222,745
        Equity securities                                                    1,588                 -                  -
        Derivative instruments                                               7,177             1,541                  -
                                                                 -----------------     -------------     --------------
                                                                           637,612           310,211            222,745
    Acquisitions of investments:
        Fixed maturity securities - available for sale                  (1,092,492)         (734,248)          (602,831)
        Fixed maturity securities - held for investment                     (7,246)         (310,500)                 -
        Equity securities                                                   (1,437)           (8,020)                 -
        Derivative instruments                                             (68,088)          (39,396)           (11,539)
        Proceeds received from futures contract                                  -             4,970                  -
        Policy loans                                                           (33)              (39)                (9)
                                                                 -----------------     -------------     --------------
                                                                        (1,169,296)       (1,087,233)          (614,379)
    Proceeds from sale of property                                               -                 -              2,095
    Purchases of property, furniture and equipment                            (424)             (877)              (625)
                                                                 -----------------     -------------     --------------
    Net cash used in investing activities                                 (532,108)         (777,899)          (390,164)
                                                                 =================    ==============     ==============


    FINANCING ACTIVITIES
    Receipts credited to annuity and single premium
      universal life policyholder account balances                         843,340           816,126            377,917
    Return of annuity and single premium universal life
    policyholder account balances                                         (144,077)          (60,844)           (23,637)
    Financing fees deferred                                                   (216)           (1,801)                 -
    Proceeds from notes payable                                             23,400            10,600                  -
    Increase in amounts due under repurchase agreements                     23,031            37,969             49,000
    Proceeds from issuance of company-obligated
       mandatorily redeemable preferred securities of
       subsidiary trusts                                                         -            25,970                  -
    Net proceeds from sale of preferred stock                                    -                 -              9,968
    Net proceeds from issuance of common stock                               1,956             1,512              1,282
    Acquisition of common stock                                               (619)                -                  -
    Dividends paid                                                            (152)             (107)                 -
                                                                 -----------------     -------------     --------------
    Net cash provided by financing activities                              746,663           829,425            414,530
                                                                 -----------------     -------------     --------------
    Increase (decrease) in cash and cash equivalents                       169,842           (10,010)             8,172

    Cash and cash equivalents at beginning of year                           5,882            15,892              7,720
                                                                 -----------------     -------------     --------------
    Cash and cash equivalents at end of year                     $         175,724     $       5,882     $       15,892
                                                                 =================    ==============     ==============





    SEE ACCOMPANYING NOTES.









                 American Equity Investment Life Holding Company


                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)

                                   (continued)



    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during year for:

        Interest                                                       $     5,606          $  4,904          $   1,996
        Income taxes                                                         3,512            17,500              6,225
     Non-cash investing and financing activities:
       Bonus interest deferred as policy acquisition costs                   9,955             7,602              5,910
       Advances to related party under general agency
    commission and servicing agreement deferred as policy
    acquisition costs                                                       28,400            37,723             19,933
       Issuance of common stock in payment of deferred
            compensation                                                         -                90                  -
       Exchange of held for investment fixed maturity
            securities for company-obligated mandatorily
            redeemable preferred securities of subsidiary trusts                 -            72,490                  -























    SEE ACCOMPANYING NOTES.

                 American Equity Investment Life Holding Company

                   Notes to Consolidated Financial Statements

                                December 31, 2000


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

    American Equity Investment Life Holding Company (the Company), through its wholly-owned subsidiary, American Equity Investment Life Insurance Company, is licensed to sell insurance products in 43 states and the District of Columbia at December 31, 2000. The Company offers a broad array of annuity and insurance products. The Company's business consists primarily of the sale of equity-index and fixed rate annuities. In 1998, the Company began offering variable annuity products. The Company operates solely in the life insurance business.

    CONSOLIDATION AND BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: American Equity Investment Life Insurance Company, American Equity Investment Capital, Inc., American Equity Capital Trust I (formed in 1999), American Equity Capital Trust II (formed in 1999), American Equity of Hawaii, Inc. (formed in 1999 and sold to an affiliate of the Company's Chairman in December, 2000 ) and American Equity Investment Properties, L.C. All significant intercompany accounts and transactions have been eliminated.

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

    RECLASSIFICATIONS

    Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 financial statement presentation. As discussed in Note 8, the Company has established a liability for future amounts due to a related party under the General Agency Commission and Servicing Agreement and revised prior financial statements to reflect such handling. The revisions have been handled as a reclassification and increased liabilities and deferred policy acquisition costs by $52,100,000 at December 31, 1999.

    INVESTMENTS

    Fixed maturity securities (bonds and redeemable preferred stocks maturing more than one year after issuance) that may be sold prior to maturity are classified as available for sale. Available for sale securities are reported at estimated fair value and unrealized gains and losses, if any, on these securities are included directly in a separate component of stockholders' equity, net of income taxes and certain adjustments. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities' expected lives. Amortization/accrual of premiums and discounts on mortgage and asset-backed securities incorporate prepayment assumptions to estimate the securities' expected lives.

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

The Company sells deferred annuity products, including equity index annuities which offer an additional benefit provision based on the increase, if any, in specified equity market indexes or benchmarks. The Company has purchased one-year option contracts with characteristics similar to the additional benefit provisions to hedge potential increases to policyholder benefits resulting from these additional benefit provisions. The cost of the options is amortized over the life of the contracts and is recorded, net of proceeds received upon expiration, as a component of net investment income.

The Company records the options at amortized cost plus intrinsic value, if any. The options are purchased at the time the related annuity policies are issued, with similar maturity dates and benefit features that fluctuate as the value of the options change. Changes in the intrinsic value of the options are offset by changes to the policy benefit liabilities in the consolidated statements of income. These amounts were ($21,664,000), $12,763,000 and $8,062,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

The Company's hedging strategy attempts to mitigate any potential risk of loss under these agreements through a regular monitoring process which evaluates the program's effectiveness. The Company is exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, the Company purchases its option contracts from multiple counterparties and evaluates the creditworthiness of all counterparties prior to purchase of the contracts. At December 31, 2000, all of these options had been purchased from nationally recognized investment banking institutions with a Standard and Poor's credit rating of BBB+ or higher.

Policy loans are reported at unpaid principal.

The carrying amounts of all the Company's investments are reviewed on an ongoing basis for credit deterioration. If this review indicates a decline in market value that is other than temporary, the Company's carrying amount in the investment is reduced to its estimated realizable value and a specific writedown is taken. Such reductions in carrying amount are recognized as realized losses and charged to income. Realized gains and losses on sales are determined on the basis of specific identification of investments.

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

DEFERRED POLICY ACQUISITION COSTS

To the extent recoverable from future policy revenues and gross profits, certain costs of producing new business, principally commissions, first-year bonus interest and certain costs of policy issuance (including policy issue costs of $2,743,000 in 2000, $3,591,000 in 1999 and $1,909,000 in 1998) have been deferred. For annuity and single premium universal life products, these costs are being amortized generally in proportion to expected gross profits from surrender charges and investment, mortality, and expense margins. That amortization is adjusted retrospectively when estimates of future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. Deferred policy acquisition costs are also adjusted for the change in amortization that would have occurred if available-for-sale fixed maturity securities had been sold at their aggregate market value and the proceeds reinvested at current yield. The impact of this adjustment is included in accumulated other comprehensive income (loss) within stockholders' equity.




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

VALUE OF INSURANCE IN FORCE ACQUIRED

The value of insurance in force acquired represents the actuarially determined present value of the projected future cash flows from the insurance contracts that were acquired pursuant to two reinsurance agreements. This balance is amortized, evaluated for recovery and adjusted for the impact of unrealized gains and losses in the same manner as deferred policy acquisition costs described above. Interest accrues on the unamortized balance at a rate of 6%.

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

PROPERTY, FURNITURE AND EQUIPMENT

Property, furniture and equipment, comprised primarily of office furniture and equipment, data processing equipment and capitalized software costs, are reported at cost less allowances for depreciation. Depreciation expense is determined primarily using the straight-line method over the estimated useful lives of the assets.

SEPARATE ACCOUNTS

The separate account assets and liabilities represent funds that are separately administered for the benefit of variable annuity policyholders who bear the underlying investment risk. The separate account assets and liabilities are carried at fair value. Revenues and expenses related to the separate account assets and liabilities, to the extent of premiums received from and benefits paid or provided to the separate account policyholders, are excluded from the amounts reported in the consolidated statements of income. The Company receives various fees (mortality, expense and surrender charges assessed against policyholder account balances) that are included as revenues in the consolidated statements of income.

FUTURE POLICY BENEFITS

Future policy benefit reserves for annuity and single premium universal life products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for these products ranged from 3.0% to 12.5% in 2000 and from 3.0% to 12.0% in 1999 and 1998. A portion of this amount ($9,955,000, $7,602,000 and $5,910,000 during the years ended December 31, 2000, 1999 and 1998, respectively) represents an additional interest credit on first-year premiums payable until the first contract anniversary date (first-year bonus interest). Such amounts have been offset against interest credited to account balances and deferred as policy acquisitions costs.

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

Certain policies include provisions for annual experience refunds of premiums equal to net premiums received less a 16% administrative fee and less claims incurred. Such amounts (2000 - $342,000; 1999 - $1,206,000; and 1998 - $524,000)
are reported as a reduction of traditional life and accident and health insurance premiums in the consolidated statements of income.

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

STOCKHOLDERS' EQUITY

The Company effected a three-for-one split of common stock payable June 30, 2000 to stockholders of record as of June 1, 2000. This resulted in the issuance of 9,424,620 shares of common stock along with a corresponding decrease of $9,425,000 in additional paid-in capital. All references to the number of shares (other than common stock issued or outstanding on the 1999 consolidated balance sheet and the 1998 and 1999 consolidated statements of changes in stockholders' equity), per share amounts, cash dividends, and any other reference to shares in the consolidated financial statements and the accompanying notes to consolidated financial statements, unless otherwise noted, have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options, restricted stock awards, and all other agreements payable in the Company's common stock have been adjusted or amended to reflect the split.

During 2000, the Company increased the number of authorized shares of common stock, $1 par value, from 25,000,000 to 75,000,000. In connection with the issuance of the Company's common stock under certain private placement offerings, the Company issued warrants to purchase one additional share of common stock for every five shares that were purchased. In addition, warrants to purchase 240,000 shares of the Company's common stock were issued in 1997 in connection to the Company's chairman. During 2000, these warrants were exercised at a price of $3.33 per share, and 170,625 warrants were exercised at a price of $4.00 per share. During 1999, 342,249 warrants were exercised at a price of $4.00. At December 31, 2000, the Company had warrants for 34,125 shares outstanding with an exercise price of $4.00 per share. All of the outstanding warrants expire on April 30, 2002.

During 1998, the Company issued 625,000 shares of 1998 Series A Participating Preferred Stock, at par, under a private placement offering in exchange for cash of $10,000,000. These shares have participating dividend rights with shares of the Company's common stock, when and as such dividends are declared. These shares are convertible into shares of the Company's common stock on a three-for-one basis and have no voting rights.

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

PREMIUM AND DEPOSITS BY PRODUCT TYPE

The Company markets equity index annuities, fixed rate annuities, a variable annuity and life insurance. In connection with its reinsured group life business, the Company also collects renewal premiums on certain accident and health insurance policies. Premiums and deposits (after cancellations) collected in 2000, 1999 and 1998, by product category were as follows:

                                                               YEAR ENDED DECEMBER 31
                    PRODUCT TYPE                       2000              1999             1998
                    ------------------------      ---------------  ----------------  ---------------
                                                               (Dollars in thousands)
                    Fixed Annuities:
                         Equity Index             $       633,893  $        551,278  $       163,470
                         Fixed Rate                       209,447           264,848          214,447
                    Life Insurance                         10,169            10,025           10,155
                    Accident and Health                       865               269              373
                    Variable Annuities                      3,895               219              151
                                                  ---------------  ----------------  ---------------
                                                  $       858,269  $        826,639  $       388,596
                                                  ===============  ================  ===============


COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. Other comprehensive income (loss) excludes net realized investment gains included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $4,239,000, $983,000 and $36,000 in 2000, 1999 and 1998, respectively. Such amounts, which have been measured through the date of sale, are net of adjustments to deferred policy acquisition costs and income taxes totaling $1,527,000 in 2000, $471,000 in 1999 and $116,000 in 1998.

PENDING ACCOUNTING CHANGE

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires companies to record derivative instruments on the balance sheet at fair value. Accounting for gains or losses resulting from changes in the fair values of derivative instruments is dependent on the use of the derivative and whether it qualifies for hedge accounting. The Company issues equity-indexed annuity products, whose product characteristics include embedded derivatives. The Company also purchases options on the equity market indexes applicable to these products to fund the liabilities classified as embedded derivatives. These items will be effected by SFAS No. 133. The Statement is effective for the Company for all financial statements filed subsequent to December 31, 2000. Because various insurance-related issues were not decided by the FASB and the Derivative Implementations Group until late 2000, the Company has not yet determined the ultimate impact that this new Statement will have on its operations or financial position.

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

AMOUNTS DUE UNDER GENERAL AGENCY COMMISSION AND SERVICING AGREEMENT AND COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY
TRUSTS: Fair values are estimated by discounting expected cash flows using interest rates currently being offered for similar securities.

The following sets forth a comparison of the fair values and carrying amounts of the Company's financial instruments:

                                                                            DECEMBER 31
                                                              2000                                1999
                                                --------------------------------    --------------------------------
                                                CARRYING AMOUNT    ESTIMATED        CARRYING AMOUNT    ESTIMATED
                                                                   FAIR VALUE                          FAIR VALUE
                                                --------------- ----------------    --------------- ----------------
                                                                       (Dollars in thousands)
         ASSETS
         Fixed maturity securities:
            Available for sale                  $     1,474,560 $      1,474,560    $       997,020 $        997,020
            Held for investment                         429,280          365,023            398,467          315,975
         Equity securities                                6,671            6,671              7,613            7,613
         Derivative instruments                          34,707           20,170             44,210           44,210
         Policy loans                                       264              264                231              231
         Cash and cash equivalents                      175,724          175,724              5,882            5,882
         Separate account assets                          4,185            4,185                371              371
         LIABILITIES
         Annuity and single premium                   2,079,561        1,794,414          1,343,816        1,149,271
             universal life reserves
         Amounts due under General Agency
             Commission and Servicing                    76,028           77,319             62,119           63,339
              Agreement
         Notes payable                                   44,000           44,000             20,600           20,600
         Amounts due under repurchase
              agreements                                110,000          110,000             86,969           86,969
         Liabilities related to separate account          4,185            4,185                371              371
         Company-obligated mandatory
           redeemable preferred securities
           of subsidiary trusts                          99,503           96,924             98,982           98,982


3. INVESTMENTS

At December 31, 2000 and 1999, the amortized cost and estimated fair value of fixed maturity securities and equity securities were as follows:


                                                         GROSS              GROSS            Gross
                                                       AMORTIZED          UNREALIZED       UNREALIZED          ESTIMATED
        December 31, 2000                                 COST              GAINS            LOSSES            FAIR VALUE
        -----------------                         ---------------     ------------    -------------      ---------------
                                                                            (Dollars in thousands)
        Fixed maturity securities:
           Available for sale:
              United States Government
                      and agencies                $     1,052,193     $     10,166    $     (24,208)     $     1,038,151
              State, municipal and other
                      governments                           4,874               10                 -               4,884
              Public utilities                             12,191                -             (991)              11,200
              Corporate securities                        327,954              918          (33,071)             295,801
              Redeemable preferred
                      stocks                                9,240                -             (725)               8,515
              Mortgage and asset-backed
                      securities                          116,924            1,393           (2,308)             116,009
                                                  ---------------     ------------    -------------      ---------------
                                                  $     1,523,376     $     12,487    $     (61,303)     $     1,474,560
                                                  ===============     ============    =============      ===============
           Held for investment:
              United States Government
                      and agencies                $       353,808                -    $     (60,497)     $       293,311
              Redeemable preferred
                      stocks                               75,472                -           (3,760)              71,712
                                                  ---------------     ------------    -------------      ---------------
                                                  $       429,280          $     -    $     (64,257)     $       365,023
                                                  ===============     ============    =============      ===============
         Equity securities:
           Non-redeemable preferred
                  stocks                          $         6,850                -    $      (1,005)     $         5,845
           Common stocks                                      585              241                 -                 826
                                                  ---------------     ------------    -------------      ---------------
                                                  $         7,435     $        241    $      (1,005)     $         6,671
                                                  ===============     ============    =============      ===============

                                                                          GROSS            GROSS
                                                     AMORTIZED         UNREALIZED       UNREALIZED          ESTIMATED
        December 31, 1999                              COST               GAINS            LOSSES            FAIR VALUE
        -----------------                         ---------------     ------------    -------------      ---------------
                                                                          (Dollars in thousands)
        Fixed maturity securities:
           Available for sale:
              United States government
                      and agencies                $       642,115     $        112    $     (39,229)     $       602,998
              State, municipal and other
                      government                            4,540                -             (380)               4,160
              Public utilities                             12,202                -           (1,363)              10,839
              Corporate securities                        300,422              409          (28,539)             272,292
              Redeemable preferred
                      stocks                                9,240                -             (824)               8,416
                Mortgage and asset-backed
                      securities                          101,946              642           (4,273)              98,315
                                                  ---------------     ------------    -------------      ---------------
                                                  $     1,070,465     $      1,163    $     (74,608)     $       997,020
                                                  ===============     ============    =============      ===============
           Held for investment:
              United States Government
                      and agencies                $       323,312                -    $     (74,632)     $       248,680
              Redeemable preferred
                      stocks                               75,155                -           (7,860)              67,295
                                                  ---------------     ------------    -------------      ---------------
                                                  $       398,467          $     -    $     (82,492)     $       315,975
                                                  ===============     ============    =============      ===============
        Equity securities:
           Non-redeemable
                  preferred                       $         6,850                -    $        (227)     $         6,623
                  stocks
           Common stocks                                    1,170                -             (180)                 990
                                                  ---------------     ------------    -------------      ---------------
                                                  $         8,020          $     -    $        (407)     $         7,613
                                                 ================    =============   ===============    ================




The amortized cost and estimated fair value of fixed maturity securities at December 31, 2000, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company's mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.


                                                            AVAILABLE FOR SALE                     HELD FOR INVESTMENT
                                                       ------------------------------         --------------------------
                                                         AMORTIZED          ESTIMATED         AMORTIZED        ESTIMATED
                                                           COST            FAIR VALUE            COST          FAIR VALUE
                                                       ------------        ----------         ----------       ---------
                                                                          (Dollars in thousands)
        Due after one year through five years           $    38,702        $   36,671           $      -        $      -
        Due after five years through ten years              246,402           247,027                  -               -
        Due after ten years through twenty years            789,228           787,888                  -               -
        Due after twenty years                              332,120           286,965            429,280         365,023
                                                       ------------        ----------         ----------       ---------
                                                          1,406,452         1,358,551            429,280         365,023
        Mortgage-backed and asset-backed
            securities                                      116,924           116,009                  -               -
                                                       ------------        ----------         ----------       ---------
                                                       $  1,523,376        $1,474,560         $  429,280       $ 365,023
                                                       ============        ==========         ==========       =========

Net unrealized gains (losses) on available-for-sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following at December 31, 2000 and 1999:

                                                                                              DECEMBER 31
                                                                                        2000              1999
                                                                                   --------------   ---------------
                                                                                        (Dollars in thousands)
             Net unrealized losses on available-for-sale fixed
                   maturity and equity securities                                  $      (49,580)  $       (73,852)
             Adjustments for assumed changes in amortization of
                  deferred policy acquisition costs                                        23,616            19,645
             Deferred income tax benefit                                                    9,088            18,972
                                                                                   --------------   ---------------
             Net unrealized losses reported as accumulated
                  other comprehensive loss                                         $      (16,876)  $       (35,235)
                                                                                   ==============   ===============


Components of net investment income are as follows:

                                                                              YEAR ENDED DECEMBER 31
                                                                     2000               1999              1998
                                                                ---------------    ---------------   ---------------
                                                                              (Dollars in thousands)
         Fixed maturity securities                              $       129,066    $        69,877            28,305
         Equity securities                                                  754                456                 -
         Derivative instruments                                         (42,745)            (6,151)           (1,768)
         Policy loans                                                        19                 20                 8
         Cash and cash equivalents                                        1,703                487               332
         Other                                                            2,083                951                55
                                                                ---------------    ---------------   ---------------
                                                                         90,880             65,640            26,932
         Less investment expenses                                        (1,403)            (1,030)             (575)
                                                                ---------------    ---------------   ---------------
         Net investment income                                  $        89,477    $        64,610   $        26,357
                                                                ===============    ===============   ===============

An analysis of sales, maturities, and principal repayments of the Company's available-for-sale fixed maturity securities for the year ended December 31, 2000, 1999 and 1998 is as follows:

                                                                         GROSS            GROSS          PROCEEDS
                                                     AMORTIZED          REALIZED         REALIZED          FROM
                                                        COST             GAINS            LOSSES           SALE
                                                  --------------     --------------  --------------   --------------
                                                                         (Dollars in thousands)

      Year ended December 31, 2000
         Scheduled principal repayments,
            calls and tenders                      $     622,353     $            -   $           -   $       622,353
         Sales                                             7,471                  -           (977)             6,494
                                                  --------------     --------------  --------------   --------------
      Total                                        $     629,824     $            -   $       (977)   $       628,847
                                                  ==============     ==============  ==============   ==============


      Year ended December 31, 1999
          Scheduled principal repayments,
             calls and tenders                     $     195,838     $            -   $           -   $       195,838
          Sales                                          112,919                323           (410)           112,832
                                                  --------------     --------------  --------------   --------------
      Total                                        $     308,757     $          323   $       (410)   $      308,670
                                                  ==============     ==============  ==============   ==============


      Year ended December 31, 1998
          Scheduled principal repayments,
          calls and tenders                        $     157,732     $            -   $           -   $       157,732
          Sales                                           64,861                164            (12)            65,013
                                                  --------------     --------------  --------------   --------------
      Total                                        $     222,593     $          164   $        (12)   $       222,745
                                                  ==============     ==============  ==============   ==============

For the year ended December 31, 2000, realized gains on investments consisted of net losses of $977,000 on the sale of available-for-sale fixed maturity securities, net losses of $434,000 on the sale of equity securities and a gain of $7,177,000 on the termination of a total return swap. For the year ended December 31, 1999, realized gains on investments consisted of net losses of $87,000 on the sale of available-for-sale fixed maturity securities and a gain of $1,541,000 on the termination of a total return swap. For the year ended December 31, 1998, realized gains of $427,000 consisted of net gains on sales of available-for-sale fixed maturities of $152,000 and a gain on the sale of real property of $275,000.

The change in unrealized appreciation or depreciation on investments for the year ended December 31, 2000 aggregated $24,272,000, and consisted of unrealized appreciation of $24,629,000 on available-for-sale fixed maturity securities and unrealized depreciation on equity securities of $357,000. The change in unrealized depreciation on on investments for the year ended December 31, 1999 aggregated $75,449,000, and consisted of unrealized depreciation on available-for-sale fixed maturity securities and equity securities of $75,043,000 and $406,000, respectively. The change in unrealized appreciation/depreciation on investments aggregated $905,000 for the year ended December 31, 1998, and was entirely attributable to available-for-sale fixed maturity securities. The change in net unrealized appreciation/depreciation is recorded net of adjustments to deferred policy acquisition costs and deferred income taxes totaling $(5,913,000) in 2000, $39,794,000 in 1999 and $(695,000)
in 1998.

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

If a financial futures contract used to manage interest rate risk is terminated early or results in payments based on the change in value of the underlying asset, any resulting gain or loss is deferred and amortized as an adjustment to the yield of the designated asset over its remaining life as long as the transaction qualifies for hedge accounting. The effectiveness of the hedge is measured by a historical and probable future high correlation of changes in the fair value of the hedging instruments with changes in value of the hedged item. If correlation ceases to exist, hedge accounting will be terminated and gains or losses recorded in income. To date, high correlation has been achieved. Deferred losses of $2,276,000 for 2000 and deferred gains of $4,970,000 for 1999 are included in held-for-investment fixed maturities and will be amortized as an adjustment to interest income over the life of the hedged instrument. There are no outstanding agreements at December 31, 2000.

For total return exchange agreements, the differential of the total return yield or interest to be paid or received on a settlement date is recognized as an adjustment to net investment income. If a total return swap agreement is terminated early, any resulting gain or loss is recognized as a realized gain or loss. In 2000, the Company recognized net investment expense of $10,583,000 related to payments made on settlement dates, and realized a gain of $7,177,000 on the termination of one total return swap agreement. In 1999, the Company recognized net investment expense of $2,069,000 related to payments made on settlement dates, and realized a gain of $1,541,000 on the termination of one total return swap agreement. There are no outstanding agreements at December 31, 2000.

At December 31, 2000, fixed maturity securities and short-term investments with an amortized cost of $1,901,955,000 were on deposit with state agencies to meet regulatory requirements.

At December 31, 2000, the following investments in any person or its affiliates (other than bonds issued by agencies of the United States Government) exceeded 10% of stockholders' equity:

                                     ESTIMATED      AMORTIZED                                  ESTIMATED        AMORTIZED
             ISSUER                 FAIR VALUE        COST               ISSUER              FAIR VALUE           COST
    ---------------------------------------------------------  ----------------------------------------------------------
                     (Dollars in thousands)                                      (Dollars in thousands)
    FBL Capital Trust I           $     71,712 $       75,472  New Plan Realty                     9,577           11,019
    Knight Funding, Ltd                 19,053         19,027  ELC 1999                            9,108            9,219
    AIG Global Trust                    19,000         19,854  M & I                               8,641           10,393
    Nationsbank Corp.                   15,891         16,100  American Financial Group            8,417            9,369
    Morgan JP & Co.                     12,017         13,861  Genamerica                          8,356            9,568
    Sears Roebuck                       11,076         10,636  Alco Cap Resource                   7,988            7,993
    Health Care Properties              10,491         10,598  Lehman Bros Holdings                7,697            9,523
    FMR Corp.                           10,075         10,083  Security Cap Pac                    7,664            8,032
    Northwest Air                       10,028          9,675  Commercial Net Lease Rlty           7,471            7,727
    Sutter                              10,000          9,510  Jet Equipment                       7,110            8,154
    Bear Stearns Capital                 9,924          9,976  EOP Operating LP                    6,452            7,078
    South Street                         9,737          9,550  Nationwide Health                   6,023            6,043

4. VALUE OF INSURANCE IN FORCE ACQUIRED

An analysis of the value of insurance in force acquired for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                               YEAR ENDED DECEMBER 31
                                                                    2000              1999              1998
                                                                -------------     -------------    -------------
                                                                             (Dollars in thousands)

         Balance at beginning of year                           $        752      $      1,069     $       1,343
         Accretion of interest during the year                            36                55                71
         Amortization of asset                                          (268)             (372)             (345)
                                                                -------------     -------------    -------------
         Balance at end of year                                 $        520      $        752     $       1,069
                                                                =============     =============    =============


Amortization of the value of insurance in force acquired for the next five years is expected to be as follows: 2001 - $104,000; 2002 - $104,000; 2003 - $104,000;
2004 - $104,000; and 2005 - $104,000.

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

Reinsurance contracts do not relieve the Company of its obligations to its policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, the Company's life insurance subsidiary would be liable for these obligations, and payment of these obligations could result in losses to the Company. To limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers, and monitors concentrations of credit risk. Insurance premiums have been reduced by $182,000, $1,111,000 and $567,000 and insurance benefits have been reduced by $376,000, $336,000 and $376,000 during the years ended December 31, 2000, 1999 and 1998, respectively, as a result of cession agreements.

No allowance for uncollectible amounts has been established against the Company's asset for amounts receivable from other insurance companies since none of the receivables are deemed by management to be uncollectible.

During 1998, the Company entered into a modified coinsurance agreement to cede 70% of its variable annuity business to Equitrust Life Insurance Company ("Equitrust"). Equitrust is an affiliate of Farm Bureau Life Insurance Company which beneficially owns 32.26% of the Company's common stock. Under this agreement, the Company paid Equitrust $118,000, $120,000 and $78,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The modified coinsurance agreement has an initial term of four years and will continue thereafter until termination by written notice at the election of either party. Any such termination will apply to the submission or acceptance of new policies, and business reinsured under the agreement prior to any such termination is not eligible for recapture before the expiration of 10 years. Equitrust (or one of its affiliates) provides the administrative support necessary to manage this business.

The activity in the liability for unpaid claims and related adjustment expense for the Company's accident and health business for the years ended December 31, 2000, 1999 and 1998, net of reinsurance, is summarized as follows:

                                                 UNPAID                                            UNPAID
                                                 CLAIMS                                            CLAIMS
                                               LIABILITY AT                                     LIABILITY AT
                                               BEGINNING OF      CLAIMS           CLAIMS           END OF
                                                  YEAR          INCURRED           PAID             YEAR
                                              --------------   ------------     -------------   -------------
                                                                  (Dollars in thousands)

     Year ended December 31, 2000
         2000                                 $            -   $        696     $         339   $         357
         1999 and prior                                  594             88               123             559
                                              --------------   ------------     -------------   -------------
                                                         594   $        784     $         462             916
                                                               ============     =============
       Active life reserve                             1,576                                            1,600
                                              --------------                                    -------------
       Total accident and health reserves     $        2,170                                    $       2,516
                                              ==============                                    =============

     Year ended December 31, 1999
     1999                                     $            -   $        551     $         319   $         232
     1998 and prior                                      673           (186)              124             363
                                              --------------   ------------     -------------   -------------
                                                         673   $        365     $         443             595
                                                               ============     =============
     Active life reserve                               1,518                                            1,576
                                              --------------                                    -------------
     Total accident and health reserves       $        2,191                                    $       2,171
                                              ==============                                    =============

     Year ended December 31, 1998
     1998                                     $            -   $        581     $         318   $         263
     1997 and prior                                      667           (133)              124             410
                                              --------------   ------------     -------------   -------------
                                                         667   $        448     $         442             673
                                                               ============     =============
     Active life reserve                               1,407                                            1,518
                                              --------------                                    -------------
     Total accident and health reserves       $        2,074                                    $       2,191
                                              ==============                                    =============

The Company develops reserves for unpaid claims by using industry mortality and morbidity data. One year development on prior year reserves represents our experience being more or less favorable than that of the industry. Over time, we expect our experience with respect to this business to be comparable to that of the industry . A certain level of volatility in development is inherent in these reserves since the underlying block of business is relatively small.

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

Income tax benefit (expense) differed from that computed at the applicable statutory federal income tax rate (35% in 2000 and 1999; 34% in 1998) as follows.

                                                                              YEAR ENDED DECEMBER 31
                                                                   2000                1999               1998
                                                              ---------------     ---------------    --------------
                                                                              (Dollars in thousands)

         Income before income taxes                           $       14,618      $         3,095    $        1,004
                                                              ===============     ===============    ==============

         Income tax benefit (expense) on income before        $       (5,116)     $       (1,083)    $        (341)
         income taxes at statutory rate
         Tax effect of:
                Earnings attributable to company-obligated
                mandatorily redeemable preferred securities
                of subsidiary trusts                                    2,607                 708                 -
                State income taxes                                        151                  61                59
                Change in valuation allowance on deferred
                  income tax assets                                         -               1,537             (397)
                Other                                                    (27)                 147              (81)
                                                              ---------------     ---------------    --------------
            Income tax benefit (expense)                      $       (2,385)     $         1,370    $        (760)
                                                              ===============     ===============    ==============

The tax effect of individual temporary differences at December 31, 2000 and 1999, is as follows:

                                                                                         DECEMBER 31
                                                                                  2000                 1999
                                                                            -----------------   ------------------
                                                                                    (Dollars in thousands)

         Deferred income tax assets:
            Policy benefit reserves                                         $          90,792   $           55,066
            Provision for experience rating refunds                                       118                  191
            Unrealized depreciation on available-for-sale fixed
                    maturity securities and equity securities                           9,088               18,972
            Deferred compensation                                                         408                  426
            Net operating loss carryforwards                                            2,954                1,609
            Net capital loss carryforward                                               9,953               10,531
            Other                                                                         279                   16
                                                                            -----------------   ------------------
                                                                                      113,592               86,811
         Deferred income tax liabilities:
            Accrued discount on fixed maturity securities                            (13,747)             (11,331)
            Deferred policy acquisition costs                                        (63,303)             (31,861)
            Value of insurance in force acquired                                        (182)                (263)
            Other                                                                       (308)                (319)
                                                                            -----------------   ------------------
                                                                                     (77,540)             (43,774)
                                                                            -----------------   ------------------
         Deferred income tax asset                                          $         36,052    $          43,037
                                                                            =================   ==================

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

At December 31, 2000, the Company has net operating loss carryforwards for tax purposes of $7,386,000 which expire in 2010 through 2015, and net capital losses for tax purposes of $28,436,000 which expire in 2004.

7. NOTES PAYABLE AND AMOUNTS DUE UNDER REPURCHASE AGREEMENTS

On October 18, 1996, the Company borrowed $10 million from two banks under a variable rate revolving credit agreement with a maximum borrowing level of $10 million. During 1999, the maximum borrowing level was increased to $25,000,000, and the Company borrowed an additional $10,600,000. During 2000, the maximum borrowing level was increased to $50,000,000, and the Company borrowed an additional $23,400,000. The notes bear interest (7.99% at December 31, 2000) at LIBOR plus a specified margin of up to 1.75% and interest is payable quarterly. Principal and accrued interest is due and payable on September 30, 2001, with an option for a four-year extension as a term loan. Under the agreement, the Company is required to maintain minimum capital and surplus levels at American Equity Investment Life Insurance Company and meet certain other financial and operating ratio requirements. The Company is also prohibited from incurring other indebtedness for borrowed money and from paying dividends on its capital stock in excess of 10% of its consolidated net income for the prior fiscal year (except that in 1999, the Company was permitted to make the dividend payments reflected in the consolidated financial statements).

As part of its investment strategy, the Company enters into securities lending programs to increase its return on investments and improve its liquidity. These transactions are accounted for as amounts due under repurchase agreements (short-term collateralized borrowings). Such borrowings averaged approximately $50,365,000, $68,139,000 and $28,217,000 for the years ended December 31, 2000,
1999 and 1998, respectively, and were collateralized by investment securities with fair market values approximately equal to the amount due. At December 31, 2000, the Company has securities lending programs with First Union Securities, Inc. and Bear, Stearns & Co., Inc. with amounts due to each of $110,000,000 and $0, respectively. The weighted average interest rate on amounts due under repurchase agreements was 6.49%, 5.12% and 5.42% for the years ended December 31, 2000, 1999 and 1998, respectively.

8.  GENERAL AGENCY COMMISSION AND SERVICING AGREEMENT

The Company has a General Agency Commission and Servicing Agreement with American Equity Investment Service Company (the Service Company), wholly-owned by the Company's chairman, whereby, the Service Company acts as a national supervisory agent with responsibility for paying commissions to agents of the Company. Under the terms of the original agreement, the Service Company was required to pay the greater of (a) 5% of the premiums collected by the Company on the sale of certain annuity products, or (b) 50% of the agent's commissions payable by the Company on the sale of those same policies. In return, the Company agreed to pay quarterly renewal commissions to the Service Company equal to .3875% of the premiums received by the Company on policies that still remain in force. In addition, the Company has agreed to pay supplemental commissions should lapses in any quarter exceed 1.88%, or certain other circumstances arise. The Agreement terminates on June 30, 2005 or earlier should certain criteria be met.

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

On June 30, 1999, the Service Company and the Company further amended the Agreement to provide for the payment of 30% of agents' commissions by the Service Company for policies issued on or after September 1, 1999, and the Company agreed to pay the Service Company quarterly renewal commissions of .25% for in force amounts received thereafter. The above-described amendments to the General Agency Commission and Servicing Agreement resulted from the ability and willingness of the Service Company to assume differing levels of commitments under the General Agency Commissions and Servicing Agreement.

In connection with the General Agency Commission and Servicing Agreement, the Company records commissions and a related payable for amounts paid by the Service Company. Interest expense is recorded based upon estimated future payments to the Service Company based upon an imputed interest rate (approximately 9.0%) for each of the periods presented. Estimated future payments are evaluated regularly and the imputed interest rate will be adjusted when deemed necessary. During the years ended December 31, 2000, 1999 and 1998, the Service Company paid $28,400,000, $37,723,000, and
$19,933,000, respectively, to agents of the Company. The Company paid renewal commissions to the Service Company of $20,449,000, $7,001,000, and $5,328,000, respectively, which were used to reduce the amount due under commission and servicing agreement, and amounts attributable to imputed interest.

Estimated future payments under the General Agency Commission and Servicing Agreement at December 31, 2000 are as follows (Dollars in thousands):

                                      Year ending December 31:

                                                2001                      $               31,229

                                                2002                                      22,229

                                                2003                                      20,651

                                                2004                                      14,451
                                                                          ----------------------
                                                                                          88,560

                               Amounts representing interest                             (12,532)
                                                                          ----------------------
                               Net                                        $               76,028
                                                                          ======================

From January, 1997 to July, 1999, the Service Company borrowed approximately $45,000,000 from David J. Noble, Chairman, Chief Executive Officer and President of the Company as the source of funding its portion of producing agents' commission payments. During 1999, the Company agreed to loan the Service Company up to $50,000,000 as an alternate source of funds for such first year commissions, and the Company advanced $27,000,000 and $18,175,000 to the Service Company during the years ended December 31, 2000 and 1999, respectively, pursuant to the promissory note evidencing this agreement. Principal and interest on all loans to the Service Company are payable quarterly over five years from the date of the advance. Interest on all such indebtedness accrues at "reference rate" of the financial institution which is the Company's principal lender. This rate averaged 8.64% in 2000, 8.25% in 1999, and 7.72% in 1998. The Service Company repays the above described indebtedness from the renewal commissions paid to it under the General Agency Commission and Servicing Agreement

9.  MINORITY INTERESTS IN SUBSIDIARY TRUSTS

During 1999, American Equity Capital Trust I ("Trust I"), a wholly-owned subsidiary of the Company, issued $25,970,000 of 8% Convertible Trust Preferred Securities (the "8% Trust Preferred Securities"). In connection with Trust I's issuance of the 8% Trust Preferred Securities and the related purchase by the Company of all of Trust I's common securities, the Company issued $26,773,000 in principal amount of its 8% Convertible Junior Subordinated Debentures, due September 30, 2029 (the "8% Debentures") to Trust I. The sole assets of Trust I are the 8% Debentures and any interest accrued thereon. Each 8% Trust Preferred Security is convertible into one share of common stock of the Company at a conversion price equal to the lesser of (i) $30 per share or (ii) 90% of the initial price per share to the public of the Company's common stock sold in connection with its initial public offering of such common stock (the "IPO"), upon the earlier of the 91st day following the IPO or September 30, 2002. The interest payment dates on the 8% Debentures correspond to the distribution dates on the 8% Trust Preferred Securities. The 8% Trust Preferred Securities, which have a liquidation value of $30 per share plus accrued and unpaid distributions, mature simultaneously with the 8% Debentures. At December 31, 2000, 865,671.33 shares of 8% Trust Preferred Securities were outstanding, all of which are unconditionally guaranteed by the Company to the extent of the assets of Trust I.

Also during 1999, American Equity Capital Trust II ("Trust II"), a wholly-owned subsidiary of the Company, issued 97,000 shares of 5% Trust Preferred Securities (the "5% Trust Preferred Securities") to Iowa Farm Bureau Federation, which owns more than 50% of the voting capital stock of FBL Financial Group, Inc. ("FBL"), parent company of Farm Bureau Life Insurance Company ("Farm Bureau"). Farm Bureau beneficially owns 32.26% of our common stock. The 5% Trust Preferred Securities, which have a liquidation value of $100 per share ($97,000,000 in the aggregate), have been assigned a fair value of $72,490,000 (based upon an effective 7% yield-to-maturity). The consideration received by Trust II in connection with the issuance of the 5% Trust Preferred Securities consisted of fixed income trust preferred securities of equal value which were issued by FBL.

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

10. RETIREMENT AND STOCK COMPENSATION PLANS

The Company has adopted a contributory defined contribution plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees of the Company, subject to minimum eligibility requirements. Employees can contribute up to 15% of their annual salary (with a maximum contribution of $10,500 in 2000, $10,000 in 1999, and $10,000 in 1998) to the plan. The Company contributes an additional amount, subject to limitations, based on the voluntary contribution of the employee. Further, the plan provides for additional employer contributions based on the discretion of the Board of Directors. Plan contributions charged to expense were $42,000, $42,000 and $25,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

The Company has entered into deferred compensation arrangements with certain officers, directors, and consultants, whereby these individuals have agreed to take common stock of the Company at a future date in lieu of current cash payments. The common stock is to be issued in conjunction with a "trigger event", as that term is defined in the individual agreements. At December 31, 2000 and 1999, these individuals have earned, and the Company has reserved for future issuance, 280,929 and 288,180 shares of common stock, respectively, pursuant to these arrangements. The Company has also accrued $1,060,000 and $1,098,000 as an other liability at December 31, 2000 and 1999, respectively, representing the value associated with the shares earned. In September, 1999, a retired employee received a distribution of 27,120 shares in accordance with the employee's deferred compensation arrangement.

During 1997, the Company established the American Equity Investment NMO Deferred Compensation Plan whereby agents can earn common stock in addition to their normal commissions. Awards are calculated using formulas determined annually by the Company's Board of Directors and are generally based upon new annuity deposits. For the years ended December 31, 2000, 1999 and 1998, agents earned the right to receive 262,395, 377,788 and 251,883 shares, respectively. These shares will be awarded at the end of the vesting period of 4 years. A portion of the awards may be subject to forfeiture if certain production levels are not met over the remaining vesting period. The Company recognizes commission expense as the awards vest. For the years ended December 31, 2000, 1999 and 1998, agents vested in 216,402, 159,402 and 76,026 shares of common stock, respectively, and the Company recorded commission expense (which was subsequently capitalized as deferred policy acquisition costs) of $1,587,000, $1,379,000 and $295,000, respectively, under these plans. Amounts accrued are reported as other liabilities until the stock has been issued. At December 31, 2000, the Company has reserved 891,159 shares for future issuance under the plans. Two of the Company's national marketing organizations accounted for more than 10% of the annuity deposits and insurance premium collections during 2000.

The Company has a Stock Option Agreement with the Company's Chairman (and owner of 10% of its outstanding common stock at December 31, 2000) which allows the purchase of 1,200,000 shares of the Company's common stock. In 2000, the Company's Chairman exercised warrants to purchase 240,000 shares of common stock at an exercise price of $3.33 per share. Of the unexercised options, all of which expire in 2007, 600,000 have an exercise price of $3.33 per share and 360,000 have an exercise price of $7.33.

The Company loaned the Chairman the aggregate exercise price of $800,000 pursuant to a forgivable loan agreement to facilitate his exercise of these warrants. The forgivable loan agreement is with full recourse, and is not collateralized by the shares issued in connection with the exercise of these warrants. These warrants were not issued in connection with the Company's employee stock option plan, but were issued to Mr. Noble, the Company's founding shareholder, as part of his initial capitalization of the Company. This loan is repayable in five equal annual installments of principal and interest, each of which may be forgiven if Mr. Noble remains continuously employed by the Company in his present capacity, subject to specified exceptions.

The Company's 1996 Stock Option Plan authorizes the grants of options to officers, directors and employees for up to 1,200,000 shares of the Company's common stock. All 1996 options granted have 10 year terms, and vest and become fully exercisable immediately. In 2000, the Company adopted the 2000 Employee Stock Option Plan which authorizes grants of options to officers and employees on up to 1,800,000 shares of the Company's common stock. Also in 2000, the Company adopted the 2000 Directors Stock Option Plan which authorizes grants of options to directors on up to 225,000 shares. All 2000 options granted have 10 year terms, and have a six month vesting period after which they become fully exercisable immediately. The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

Changes in the number of stock options outstanding during the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                                                   WEIGHTED-
                                                                                   AVERAGE
                                                                                   EXERCISE         TOTAL
                                                                 NUMBER OF         PRICE PER       EXERCISE
                                                                   SHARES            SHARE           PRICE
                                                            ----------------   ---------------  ----------------
                                                               (Dollars in thousands, except per share data)

         Outstanding at January 1, 1998                            1,607,100   $          3.54  $          5,690
            Granted                                                  115,500              5.33               616
            Cancelled                                               (49,500)              3.39             (168)
            Exercised                                                (2,100)              3.81               (8)
                                                            ----------------                    ----------------

         Outstanding at December 31, 1998                          1,671,000              3.67             6,130
            Granted                                                  287,760              7.48             2,152
            Converted                                                360,000              7.33             2,640
            Cancelled                                                (4,650)              6.67              (31)
            Exercised                                               (21,675)              3.42              (74)
                                                            ----------------                    ----------------
         Outstanding at December 31, 1999                          2,292,435              4.72            10,817
            Granted                                                1,049,532              9.67            10,146
            Cancelled                                              (118,575)              6.29             (746)
            Exercised                                               (52,650)              3.68             (194)
                                                            ----------------                    ----------------
         Outstanding at December 31, 2000                          3,170,742              6.32  $         20,023
                                                            ================                    ================

Stock options outstanding at December 31, 2000 (all currently exercisable) are follows:

                                                                                          WEIGHTED-
                                                                                           AVERAGE
                                                                                        REMAINING LIFE
                                                                             NUMBER       (IN YEARS)
                                                                         ------------  ---------------
                    Exercise price:
                    $3.33                                                  1,069,500         6.19
                    $4.00                                                    347,250         6.56
                    $5.33                                                    121,500         7.66
                    $7.33                                                    572,460         7.17
                    $8.67                                                     24,000         8.92
                    $9.67                                                  1,036,032        10.00
                                                                         ------------
                                                                           3,170,742         7.73
                                                                         ============

At December 31, 2000, the Company had no shares of common stock available for future grant under the 1996 Stock Option Plan; 971,718 shares of common stock available for future grant under the 2000 Employee Stock Option Plan; and 225,000 shares of common stock available for future grant under the 2000 Directors Stock Option Plan.

On December 1, 1997, in connection with a rights offering of shares of the Company's common stock, the Company issued subscription rights to purchase an aggregate of 2,157,375 shares of the Company's common stock to certain officers and directors. The subscription rights have an exercise price of $5.33 per share, were fully exercisable immediately, and expire on December 1, 2002.

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

                                                                               YEAR ENDED DECEMBER 31
                                                                         2000             1999               1998
                                                                   ---------------  ---------------  ---------------

         Risk-free interest rate                                           6.70%            4.73%            5.40%
         Dividend yield                                                      0%               0%               0%
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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per common share were as follows:

                                                                      YEAR ENDED DECEMBER 31
                                                             2000               1999               1998
                                                      -----------------  -----------------   ----------------
                                                           (Dollars in thousands, except per share data)
     Net income, as reported                          $           4,784  $           2,443   $            244
     Net income, pro forma                                        3,583              2,035                189
     Basic earnings per common share, as reported                  0.33               0.17               0.02
     Basic earnings per common share, pro forma                    0.25               0.14               0.01
     Diluted earnings per common share, as reported                0.26               0.14               0.02
     Diluted earnings per common share, pro forma                  0.19               0.12               0.01

11. LIFE INSURANCE SUBSIDIARY

Prior approval of regulatory authorities is required for the payment of dividends to the Company by its life insurance subsidiary which exceed an annual limitation. During 2001, the life insurance subsidiary could pay dividends to its parent of $14,505,000, without prior approval from regulatory authorities.

The financial statements of American Equity Investment Life Insurance Company differ from related statutory-basis financial statements principally as follows:
(a) the bond portfolio is segregated into held-for-investment (carried at amortized cost), available-for-sale (carried at fair value), and trading (carried at fair value) classifications rather than generally being carried at amortized cost; (b) derivative instruments are recorded at amortized cost plus intrinsic value rather than market value; (c) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred; (d) the excess of purchase price over net assets acquired in business combinations is allocated to identifiable intangibles such as value of insurance in force acquired, rather than being entirely attributable to goodwill (a portion of which may be non-admitted); (e) policy reserves on traditional life and accident and health insurance products are based on reasonable assumptions of expected mortality, morbidity, interest and withdrawals which include a provision for possible adverse deviation from such assumptions which may differ from reserves based on statutory mortality rates and interest; (f) future policy benefit reserves on certain universal life and annuity products are based on full account values, rather than discounting methodologies utilizing statutory interest rates; (g) a liability is recorded for the present value of estimated amounts due under the General Agency Commission and Servicing Agreement rather than recording such amounts as they become due; (h) reinsurance amounts are shown as gross amounts, net of an allowance for uncollectible amounts, on the consolidated balance sheet rather than netted against the corresponding receivable or payable; (i) deferred income taxes are provided for the difference between the financial statement and income tax bases of assets and liabilities; (j) net realized gains or losses attributed to changes in the level of interest rates in the market are recognized as gains or losses in the statement of income when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security or mortgage loan; (k) declines in the estimated realizable value of investments are charged to the statement of operations for declines in value, when such declines in value are judged to be other than temporary rather than through the establishment of a formula-determined statutory investment reserve (carried as a liability), changes in which are charged directly to surplus; (l) agents' balances and certain other assets designated as "non-admitted assets" for statutory purposes are reported as assets rather than being charged to surplus;
(m) revenues for universal life and annuity products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed rather than premiums received;
(n) pension income or expense is recognized in accordance with SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, rather than in accordance with rules and regulations permitted by the Employee Retirement Income Security Act of 1974;
(o) surplus notes are reported as a liability rather than as a component of capital and surplus; and (p) assets and liabilities are restated to fair values when a change in ownership occurs, rather than continuing to be presented at historical cost.

Net income for the life insurance subsidiary as determined in accordance with statutory accounting practices was $10,420,000, $17,837,000 and $4,804,000 in 2000, 1999 and 1998, respectively, and total statutory capital and surplus of the life insurance subsidiary was $145,048,000 and $139,855,000 at December 31, 2000 and 1999, respectively.

The National Association of Insurance Commissioners has revised the ACCOUNTING PRACTICES AND PROCEDURES MANUAL, the guidance that defines statutory accounting principles. The revised manual will be effective January 1, 2001, and has been adopted by the State of Iowa, the life company's state of domicile. The revised manual will result in changes to the accounting practices that the Company uses to prepare their statutory-basis financial statements. Management believes the impact of these changes to the Company's statutory-basis capital and surplus as of January 1, 2001 will not be significant.

12. COMMITMENTS AND CONTINGENCIES

The Company leases its home office space and certain equipment under operating leases which expire through February 2005. During the years ended December 31, 2000, 1999 and 1998, rent expense totaled $575,000, $452,000 and $350,000, respectively. At December 31, 2000, minimum rental payments due under all noncancellable operating leases with initial terms of one year or more are (dollars in thousands):

                 Year ending December 31:

                           2001                          $              573
                           2002                                         566
                           2003                                         548
                           2004                                         285
                           2005                                          35
                                                         ------------------
                                                         $            2,007
                                                         ==================
Assessments are, from time to time, levied on the Company by life and health guaranty associations in most states in which the Company is licensed to cover losses to policyholders of insolvent or rehabilitated companies. In some states, these assessments can be partially recovered through a reduction in future premium taxes. Management believes that assessments against the Company for failures known to date will be minimal.

13.  EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

                                                                                 YEAR ENDED DECEMBER 31
                                                                      2000                1999                1998
                                                                ----------------    ---------------     --------------
                                                                    (Dollars in thousands, except per share data)
     Net income                                                 $          4,784    $        2,443      $          244
     Dividends on preferred stock                                            (6)               (13)                  -
                                                                ----------------    ---------------     --------------
     Numerator for basic earnings per common
           share                                                           4,778              2,430                244
     Dividends on preferred stock                                              6                 13                  -
                                                                ----------------    ---------------     --------------
     Numerator for diluted earnings per common
          share                                                 $          4,784    $        2,443      $          244
                                                                ================    ===============     ==============
     DENOMINATOR:
     Weighted average shares outstanding                              14,365,267         14,008,287         13,394,736
     Effect of dilutive securities:
         Preferred stock                                               1,875,000          1,875,000             10,275
         Warrants                                                        105,344            253,758            352,110
         Stock options and management subscription
                 rights                                                1,705,364          1,028,403            344,364

         Deferred compensation agreements                                537,059            352,461             40,599
                                                                ----------------    ---------------     --------------
     Adjusted  weighted average shares outstanding                    18,588,034         17,517,909         14,142,084
                                                                ================    ===============     ==============
     Basic earnings per common share                            $           0.33    $          0.17     $         0.02
                                                                ================    ===============     ==============
     Diluted earnings per common share                          $           0.26    $          0.14     $         0.02
                                                                ================    ===============     ==============


The effect of the convertible stock of the subsidiary trusts has not been included in the computation of dilutive earnings per share as the effect is antidilutive.

                                   Schedule I

                       Summary of Investments - Other Than

                         Investments in Related Parties

                 American Equity Investment Life Holding Company

                                December 31, 2000

                             (Dollars in thousands)

                                                                                                          Amount at
                                                                                                            Which
                                                                                                           Shown in
                     Type of Investment                            Cost(1)             Value             Balance Sheet
------------------------------------------------------------   ---------------    ----------------     ----------------
     Fixed maturity securities
          Available for sale

               United States Government and agencies           $     1,052,193    $      1,038,151     $      1,038,151
               State, municipal and other governments                    4,874               4,884                4,884
               Public utilities                                         12,191              11,200               11,200
               Corporate securities                                    327,954             295,801              295,801
               Redeemable preferred stocks                               9,240               8,515                8,515
               Mortgage and asset-backed securities                    116,924             116,009              116,009
                                                               ---------------    ----------------     ----------------
                                                                     1,523,376           1,474,560            1,474,560

          Held for investment

               United States Government and agencies                   353,808             293,311              353,808
               Redeemable preferred stocks                              75,472              71,712               75,472
                                                               ---------------    ----------------     ----------------
                                                                       429,280             365,023              429,280
                                                               ---------------    ----------------     ----------------
               Total fixed maturity securities                       1,952,656    $      1,839,583            1,903,840
                                                               ---------------    ----------------     ----------------
     Equity securities

          Non-redeemable preferred stocks                                6,850               5,845                5,845
          Common stocks                                                    585                 826                  826
                                                               ---------------    ----------------     ----------------
               Total equity securities                                   7,435    $          6,671                6,671
                                                               ---------------    ================     ----------------
     Derivative instruments                                             34,707                                   34,707
     Policy loans                                                          264                                      264
     Short-term investments                                            152,475                                  152,475
                                                               ---------------                         ----------------
               Total investments                               $     2,147,537                         $      2,097,957
                                                               ===============                         ================


(1) On the basis of cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturity securities and derivative instruments.

                                   Schedule II

                  Condensed Financial Information of Registrant

                                (Parent Company)

                 American Equity Investment Life Holding Company

                            Condensed Balance Sheets

                             (Dollars in thousands)

                                                                                               December 31
                                                                                         2000               1999
                                                                                   ----------------   ----------------
       ASSETS

       Cash and cash equivalents                                                   $          4,779   $            683
       Fixed maturity security, held for investment, at amortized cost
           (market: 2000-$35,487; 1999-$43,014)                                              36,845             46,668
       Receivable from subsidiary (eliminated in consolidation)                                 500              3,195
       Receivables from related party                                                        42,373             18,788
       Property, furniture and equipment, less accumulated                                       58                211
       depreciation:                  (2000-$914; 1999-$761)
       Debt issue costs, less accumulated amortization: (2000-$500;                           1,935               1765
           1999-$454

       Deferred income tax asset                                                              3,000               1963
       Accrued investment income                                                                  -                547
       Other assets                                                                             673                  -
                                                                                   ----------------   ----------------
                                                                                             90,163             73,820
       Investment in and advances to subsidiaries (eliminated in
           consolidation)                                                                   120,644             86,952
                                                                                   ----------------   ----------------
       Total assets                                                                $        210,807   $        160,772
                                                                                   ================   ================
       LIABILITIES AND STOCKHOLDERS' EQUITY
       Liabilities:

           Notes payable                                                           $         44,000   $         20,600
           Payable to subsidiaries (eliminated in consolidation)                            102,730            102,029
           Amounts due to related party                                                       4,000              2,591
           Other liabilities                                                                  1,425              1,228
                                                                                   ----------------   ----------------
       Total liabilities                                                                    152,155            126,448

       Stockholders' equity:
           Series Preferred Stock                                                               625                625
           Common Stock                                                                      14,530              4,712
           Additional paid-in capital                                                        57,577             66,058
           Accumulated other comprehensive loss                                            (16,876)           (35,235)
           Retained earnings (deficit)                                                        2,796            (1,836)
                                                                                   ----------------   ----------------
       Total stockholders' equity                                                            58,652             34,324
                                                                                   ----------------   ----------------
       Total liabilities and stockholders' equity                                  $        210,807   $        160,772
                                                                                   ================   ================

See accompanying note to condensed financial statements.


                                   Schedule II

                  Condensed Financial Information of Registrant

                                (Parent Company)

                 American Equity Investment Life Holding Company

                         Condensed Statements of Income

                             (Dollars in thousands)

                                                                                       Year ended December 31
                                                                              2000              1999              1998
                                                                        ---------------  ----------------  ----------------
Revenues:
    Net investment income                                               $         3,479  $          1,023  $            154
    Dividends from subsidiary (eliminated in consolidation)                       1,500             3,000                 -
    Interest from subsidiary (eliminated in consolidation)                          214                46                 -
    Surplus note interest from subsidiary (eliminated in consolidation)           2,006             1,079               158
    Interest on note receivable from related party                                2,053               582                 -
                                                                        ---------------  ----------------  ----------------
Total revenues                                                                    9,252             5,730               312

Expenses:
    Interest expense on notes payable                                             2,339               896               789
    Interest expense on debentures issued to subsidiary trusts                    7,663             2,069                 -
       (eliminated in consolidation)
    Other operating costs and expenses                                              620               822               819
                                                                        ---------------  ----------------  ----------------
Total expenses                                                                   10,622             3,787             1,608
                                                                        ---------------  ----------------  ----------------
Income (loss) before income taxes, equity in undistributed
  income of subsidiaries and minority interest in subsidiaries                  (1,370)             1,943           (1,296)
Deferred income tax benefit                                                       1,037             1,963                 -
                                                                        ---------------  ----------------  ----------------
Income (loss) before equity in undistributed income of
     subsidiaries and minority interest in subsidiaries                           (333)             3,906           (1,296)
Equity in undistributed income  of subsidiaries
     (eliminated in consolidation)                                               12,566               559             1,540
                                                                        ---------------  ----------------  ----------------
Income before minority interest in subsidiaries                                  12,233             4,465               244
Minority interest in subsidiaries - earnings attributable to company-
     obligated mandatorily redeemable preferred securities of
     subsidiary trusts                                                          (7,449)           (2,022)                 -
                                                                        ---------------  ----------------  ----------------
Net income                                                                       $4,784            $2,443              $244
                                                                        ===============  ================  ================




See accompanying note to condensed financial statements.

                                   Schedule II

                  Condensed Financial Information of Registrant

                                (Parent Company)

                 American Equity Investment Life Holding Company

                       Condensed Statements of Cash Flows

                             (Dollars in thousands)

                                                                                     Year ended December 31
                                                                            2000               1999              1998
                                                                      -----------------   ----------------   --------------
OPERATING ACTIVITIES

Net income                                                            $           4,784   $          2,443   $          244
Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Provision for depreciation and amortization                                    199                446              402
     Accrual of discount on fixed maturity security                               (334)              (334)                -
     Equity in undistributed income of subsidiaries                            (12,566)              (559)          (1,540)
     Minority interest in subsidiaries - earnings attributable to company-obligated mandatorily redeemable preferred
       securities of subsidiary trusts                                            7,449              2,022                -
     Accrual of discount on debenture issued to subsidiary trust                    521                522                -
     Deferred income tax benefit                                                (1,037)            (1,963)                -
     Changes in operating assets and liabilities:
         Receivable from subsidiary                                               2,695            (3,195)              127
         Receivable from related party                                            3,416              (613)                -
         Accrued investment income                                                  547              (547)                -
         Other assets                                                             (673)                 28             (26)
         Payable to subsidiaries                                                    180                  3             (18)
         Amounts due to related parties                                           1,409              2,591                -
         Other liabilities                                                          197              (342)              482
                                                                      -----------------   ----------------   --------------
Net cash provided by (used in) operating activities                               6,787                502            (329)

INVESTING ACTIVITIES

Capital contributions to subsidiaries                                              (60)            (6,075)          (6,600)
Purchase of surplus notes from subsidiary                                             -           (17,000)          (5,500)
Purchase of note receivable from related party                                 (27,000)           (18,175)                -
Purchases of property, furniture and equipment                                        -                  -            (196)
                                                                      -----------------   ----------------   --------------
Net cash used in investing activities                                          (27,060)           (41,250)         (12,296)



See accompanying note to condensed financial statements.

                                   Schedule II

                  Condensed Financial Information of Registrant

                                (Parent Company)

                 American Equity Investment Life Holding Company

                 Condensed Statements of Cash Flows (continued)

                             (Dollars in thousands)

                                                                                  Year ended December 31
                                                                           2000               1999              1998
                                                                    ------------------  ----------------  -----------------
FINANCING ACTIVITIES
Financing fees deferred                                                           (216)           (1,801)                 -
Proceeds from notes payable                                                     23,400            10,600                  -
Proceeds from issuance of debentures to subsidiary trusts                            -            29,015                  -
Net proceeds from issuance of preferred stock                                        -                 -              9,968
Net proceeds from issuance of common stock                                        (619)            1,512              1,283
Acquisition of common stock                                                      1,956                 -                  -
Dividends paid                                                                    (152)             (107)                 -
                                                                    ------------------  ----------------  -----------------
Net cash provided by financing activities                                       24,369            39,219             11,251
                                                                    ------------------  ----------------  -----------------
Increase (decrease) in cash and cash equivalents                                 4,096            (1,529)            (1,374)
Cash and cash equivalents at beginning of year                                     683             2,212              3,586
                                                                    ------------------  ----------------  -----------------
Cash and cash equivalents at end of year                            $            4,779  $            683  $           2,212
                                                                    ==================  ================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest:
     Notes payable                                                  $            2,339  $            896  $             467
     Debentures issued to subsidiary trusts                                      7,663             1,547                  -
Exchange of fixed maturity security for debentures issued to
     subsidiary trust                                                                -            72,490                  -
Fixed maturity security contributed to subsidiary                               10,157            26,156                  -


See accompanying note to condensed financial statements.

                                   Schedule II

                  Condensed Financial Information of Registrant

                                (Parent Company)

                 American Equity Investment Life Holding Company

                     Note to Condensed Financial Statements

                                December 31, 2000

1.  BASIS OF PRESENTATION

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of American Equity Investment Life Holding Company.

In the parent company financial statements, the Company's investment in and advances to subsidiaries (which includes surplus notes issued by the Company's life insurance subsidiary) is stated at cost plus equity in undistributed income (losses) of subsidiaries since the date of acquisition and net unrealized gains/losses on the subsidiaries' fixed maturity securities classified as "available for sale" and equity securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.

The parent company's fixed maturity security is held for investment.

See Note 7 to the consolidated financial statements for a description of the parent company's notes payable.

                                  Schedule III

                       Supplementary Insurance Information

                 American Equity Investment Life Holding Company

                                December 31, 2000

                             (Dollars in thousands)

                                          Future Policy
                            Deferred        Benefits,                          Other Policy
                             Policy      Losses, Claims                         Claims and        Insurance
                           Acquisition      and Loss             Unearned         Benefits          Premiums
        Segment               Costs         Expenses             Premiums          Payable        and Charges
----------------------------------------------------------------------------------------------------------------
Year ended
   December 31, 2000
     Life insurance       $     289,609  $     2,099,915         $      -  $        16,669  $         19,372

Year ended
   December 31, 1999
     Life insurance             178,800        1,358,876                -           11,553            13,746

Year ended
   December 31, 1998
     Life insurance              57,103          541,082                -            6,316            11,170



                                                              Amortization
                                              Benefits,       of Deferred
                               Net         Claims, Losses       Policy           Other
                           Investment      and Settlement     Acquisition       Operating           Premiums
        Segment              Income           Expenses           Costs          Expenses             Written
-----------------------------------------------------------------------------------------------------------------
Year ended
   December 31, 2000
     Life insurance       $      89,477  $        65,257  $         8,574   $       26,166          $      -

Year ended
   December 31, 1999
     Life insurance              64,610           48,959            7,063           20,693                 -

Year ended
   December 31, 1998
     Life insurance              26,357           21,923            2,020           13,007                 -

                                   Schedule IV

                                   Reinsurance

                 American Equity Investment Life Holding Company

                             (Dollars in thousands)

                                                          Ceded to       Assumed from                             Percentage of
                                          Gross           Other           Other                                       Amount
             Segment                      Amoun          Companies       Companies            Net Amount          Assumed to Net
-------------------------------------  --------------  --------------  ----------------  ---------------------  -------------------
    December 31, 2000
      Life insurance in force           $   2,365,190     $   171,704      $    161,793          $   2,355,279          6.87%
                                        =============     ===========      ============          =============   ============
    Insurance premiums and
      other considerations
        Annuity and single premium
         universal life product
         charges                        $       8,338         -                 -                $       8,338             -%

    Traditional life insurance
      and accident and health
        insurance premiums                      8,600             182             2,616                 11,034          23.7%
                                        -------------     -----------      ------------          -------------   ------------
                                        $      16,938     $       182      $      2,616          $      19,372          13.5%
                                        =============     ===========      ============          =============   ============

    December 31, 1999
        Life insurance in force         $   1,555,677     $     1,268      $    990,516          $   2,544,925          38.9%
                                        =============     ===========      ============          =============   ============
    Insurance premiums and
      other considerations
       Annuity and single premium                                                                                          -%
        universal life product
        charges                         $       3,452     $      -         $          -          $      3,452

    Traditional life insurance
      and accident and health
      insurance premiums                        7,444           1,111             3,961                 10,294          38.5%
                                        -------------     -----------      ------------          -------------   ------------
                                                                                          $
                                        $     10,896      $     1,111      $      3,961                 13,746          28.8%
                                        =============     ===========      ============          =============   ============
    December 31, 1998
      Life insurance in force           $       1,407     $                $  2,398,544          $   2,399,951          99.9%
                                        =============     ===========      ============          =============   ============
    Insurance premiums and
     other considerations
      Annuity product charges           $         642     $   -            $    -                $         642            - %
      Traditional life insurance
       and accident and health
       insurance premiums                          19             567            11,076                 10,528         105.2%
                                        -------------     -----------      ------------          -------------   ------------
                                        $         661     $       567      $     11,076          $      11,170          99.2%
                                        =============     ===========      ============          =============   ============


                                  EXHIBIT INDEX
 EXHIBIT
  NUMBER    DESCRIPTION
--------    -----------
     3.1    Articles of Incorporation, including Articles of Amendment**++

     3.2    Amended and Restated Bylaws+

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

     4.4 Amended and Restated Declaration of Trust of American Equity Capital Trust I dated September 7, 1999+

            The Company agrees to furnish the Commission upon its request a copy of any instrument defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries

     9 Voting Trust Agreement dated December 30, 1997 among Farm Bureau Life Insurance Company, American Equity Investment Life Holding Company and David J. Noble, David S. Mulcahy and Debra J. Richardson (Voting Trustees)*

     10.1 Restated and Amended General Agency Commission and Servicing Agreement dated June 30, 1997 between American Equity Investment Life Insurance Company and American Equity Investment Service Company*

     10.1-A 1999 General Agency Commission and Servicing Agreement dated as of
            June 30, 1999 between American Equity Investment Life Insurance Company and American Equity Investment Service Company+

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

     10.5 Deferred Compensation Agreements between American Equity Investment Life Holding Company and

                 -    James M. Gerlach dated June 6, 1996*
                 -    Terry A. Reimer dated November 11, 1996*
                 (c)  David S. Mulcahy dated December 31, 1997*

     10.6 Forgivable Loan Agreement dated April 30, 2000 between American Equity Investment Life Holding Company and D.J. Noble++

     10.7   2000 Employee Stock Option Plan++

     10.8   2000 Director Stock Option Plan++

     21     Subsidiaries of American Equity Investment Life Holding Company

----------

* Incorporated by reference to the Registration Statement on Form 10 dated April 29, 1999

** Incorporated by reference to the Registration Statement on Form 10 dated April 29, 1999 and Post-Effective Amendment No. 1 to the Registration Statement on Form 10 dated July 20, 1999.

+ Incorporated by reference to Form 10K for the period ended December 31, 2000.

++   Incorporated by reference to Form 10Q for the period ended June 30, 2000.