Form 10-Q
period 2001-03-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2001-05-15
CIK 1039828

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

                  For the quarterly period ended March 31, 2001


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                        Commission File Number : 0-25985

                 AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

         IOWA                                            42-1447959
------------------------                    ------------------------------------
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


                        APPLICABLE TO CORPORATE ISSUERS:

        Shares of common stock outstanding at April 30, 2001: 14,534,742

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 American Equity Investment Life Holding Company

                     Consolidated Balance Sheets (Unaudited)

                  (Dollars in thousands, except per share data)

                                                                                 MARCH 31,               DECEMBER 31,
                                                                                    2001                     2000
                                                                             ------------------      --------------------
ASSETS
Cash and investments:
    Fixed maturity securities:
        Available for sale, at market (amortized cost:
         2001 - $1,736,676; 2000 - $1,523,376)                                $       1,705,846       $         1,474,560
        Held for investment, at amortized cost (market:
         2001 - $371,120; 2000 - $365,023)                                              435,478                   429,280
    Equity securities, at market (cost: 2001 and 2000 -
              $7,435);                                                                    6,110                     6,671
    Derivative instruments                                                               14,804                    34,707
    Policy loans                                                                            282                       264
    Cash and cash equivalents                                                           415,009                   175,724
                                                                             ------------------      --------------------
 Total cash and investments                                                           2,577,529                 2,121,206

 Receivable from other insurance companies                                                  342                       375
 Premiums due and uncollected                                                             1,380                     1,256
 Accrued investment income                                                               29,496                    21,398
 Receivables from related parties                                                        41,643                    47,242
 Property, furniture and equipment, less accumulated
   depreciation: 2001 - $2,535; 2000 - $2,370                                             1,082                     1,032
 Value of insurance in force acquired                                                       441                       520
 Deferred policy acquisition costs                                                      317,233                   289,609
 Intangibles, less accumulated amortization:
          2001 - $845; 2000 - $797                                                        2,290                     2,338
 Deferred income tax asset                                                               35,521                    36,052
 Other assets                                                                             4,801                     2,913
 Assets held in separate account                                                          3,687                     4,185


 Total assets                                                                $       3,015,445       $         2,528,126
                                                                             ==================      ====================

                                                (Continued on next page)
SEE ACCOMPANYING NOTES.

                 American Equity Investment Life Holding Company

                     Consolidated Balance Sheets (Unaudited)

                  (Dollars in thousands, except per share data )

                                                                                 MARCH 31,               DECEMBER 31,
                                                                                    2001                     2000
                                                                             ------------------      --------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Policy benefit reserves:
       Traditional life and accident and health insurance
         products                                                            $          21,970       $            20,354
       Annuity and single premium universal life products                             2,531,112                 2,079,561
   Other policy funds and contract claims                                                18,088                    16,669
   Provision for experience rating refunds                                                  535                       336
   Amounts due to related party under General Agency
            Commission and Servicing Agreement                                           71,831                    76,028
   Other amounts due to related parties                                                       -                     4,000
   Notes payable                                                                         44,000                    44,000
   Amounts due to reinsurers                                                              8,120                         -
   Amounts due under repurchase agreements                                                    -                   110,000
   Amounts due on securities purchased                                                   76,248                         -
   Federal income taxes payable                                                           2,646                        50
   Other liabilities                                                                     72,797                    14,788
   Liabilities related to separate account                                                3,687                     4,185
                                                                             ------------------      --------------------
 Total liabilities                                                                    2,851,034                 2,369,971

 Commitments and contingencies

 Minority interest in subsidiaries: company-obligated
          mandatorily redeemable preferred securities of
          subsidiary trusts                                                              99,633                    99,503

 Stockholders' equity:
   Series Preferred Stock, par value $1 per share,
      2,000,000 shares authorized; 625,000 shares of
      1998 Series A Participating Preferred Stock issued
      outstanding                                                                           625                       625
   Common Stock, par value $1 per share - 75,000,000
      shares authorized; issued and outstanding:
      2001 - 14,534,742 shares; and 2000 - 14,530,242
      shares                                                                             14,535                    14,530
   Additional paid-in capital                                                            57,606                    57,577
   Accumulated other comprehensive loss                                                (10,301)                  (16,876)
   Retained earnings                                                                      2,313                     2,796
                                                                             ------------------      --------------------
Total stockholders' equity                                                               64,778                    58,652
                                                                             ------------------      --------------------
Total liabilities and stockholders' equity                                   $       3,015,445       $         2,528,126
                                                                             ==================      ====================

SEE ACCOMPANYING NOTES.

                 American Equity Investment Life Holding Company

                Consolidated Statements of Operations (Unaudited)

                  (Dollars in thousands, except per share data)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                              -------------------------------------------------
                                                                                       2001                       2000
                                                                              -----------------------    ----------------------
REVENUES:
   Traditional life and accident and health insurance premiums                $                3,282     $               3,443
   Annuity and single premium universal life product charges                                   2,661                     1,406
   Net investment income                                                                      25,020                     9,259
   Realized and unrealized gains (losses) on sale of investments                              (9,082)                    6,213
                                                                              -----------------------    ----------------------
Total revenues                                                                                21,881                    20,321

BENEFITS AND EXPENSES:
   Insurance policy benefits and change in future policy benefits                            (1,993)                     1,954
   Interest credited to account balances                                                      13,848                    11,891
   Interest expense on notes payable                                                             896                       292
   Interest expense on General Agency Commission and
      Servicing Agreement                                                                      1,582                     1,346

   Interest expense on amounts due under repurchase agreements                                   951                       668
   Amortization of deferred policy acquisition costs and value of
      insurance in force acquired                                                                439                    (1,140)
   Other operating costs and expenses                                                          3,863                     3,431
                                                                              -----------------------    ----------------------
Total benefits and expenses                                                                   19,586                    18,442
                                                                              -----------------------    ----------------------
Income before income taxes, minority interest in earnings of
          subsidiaries and cumulative effect adjustment                                        2,295                     1,879
                                                                              -----------------------    ----------------------
Income tax expense (benefit):
   Current                                                                                     2,697                    (1,606)
   Deferred                                                                                   (2,580)                    1,612
                                                                              -----------------------    ----------------------
                                                                                                 117                         6
                                                                              -----------------------    ----------------------
Income before minority interest in earnings of subsidiaries and
    cumulative effect adjustment                                                               2,178                     1,873
Minority interest in earnings of subsidiaries:
   Earnings attributable company-obligated mandatorily
     redeemable preferred securities of subsidiary trusts                                     (1,862)                   (1,862)
                                                                              -----------------------    ----------------------
Income before cumulative effect of change in accounting principle                                316                        11
Cumulative effect of change in accounting for derivatives                                       (799)                        -
                                                                              -----------------------    ----------------------
Net income (loss)                                                             $                 (483)    $                  11
                                                                              =======================    ======================
Basic earnings (loss) per common share:
    Income before accounting change                                           $                 0.02     $                 0.00
    Cumulative effect of change in accounting for derivatives                                  (0.05)                      0.00
                                                                              -----------------------    ----------------------
    Earnings (loss) per common share                                          $                (0.03)    $                 0.00
                                                                              =======================    ======================
Diluted earnings (loss) per common share:
    Income before accounting change                                           $                 0.02     $                 0.00
    Cumulative effect of change in accounting for derivatives                                  (0.05)                      0.00
                                                                              -----------------------    ----------------------
    Earnings (loss) per common share                                          $                (0.03)    $                 0.00
                                                                              =======================    ======================

SEE ACCOMPANYING NOTES.

                 American Equity Investment Life Holding Company

                Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in thousands)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                      --------------------------------------------------
                                                                               2001                        2000
                                                                      ----------------------      ----------------------
OPERATING ACTIVITIES
Net income                                                            $                (483)      $                 11
Adjustments to reconcile net income to net cash used in
 operating activities:
   Adjustments related to interest sensitive products:
      Interest credited to account balances                                          13,848                      11,891
      Annuity and single premium universal life product
         charges                                                                     (2,661)                     (1,406)
      Change in market value of embedded equity-indexed
         annuity derivatives                                                         (4,190)                          -
   Increase in traditional life and accident and health
       insurance reserves                                                             1,616                       1,558
   Policy acquisition costs deferred                                                (30,188)                    (24,103)
   Amortization of deferred policy acquisition costs                                    360                      (1,220)
   Provision for depreciation and other amortization                                    291                         330
   Amortization of discount and premiums on fixed
       maturity securities and derivative instruments                                 5,459                       1,778
   Realized gains on investments                                                      9,082                      (6,213)
   Deferred income taxes                                                             (2,580)                      1,612
   Reduction of amounts due to related party under General
        Agency Commission and Servicing Agreement                                    (4,198)                     (3,234)
   Change in other operating assets and liabilities:
       Accrued investment income                                                     (8,098)                     (4,351)
       Receivables from related parties                                               5,599                     (11,255)
       Federal income taxes recoverable/payable                                       2,596                      (1,606)
       Other policy funds and contract claims                                         1,419                       1,397
       Amounts due to reinsurers                                                      8,120                           -
       Other amounts due to related parties                                          (4,000)                      6,000
       Other liabilities                                                             58,008                          54
   Other                                                                               (901)                         27
                                                                      ----------------------      ----------------------
Net cash provided by (used in) operating activities                                  49,099                     (28,730)


                                                (Continued on next page)

SEE ACCOMPANYING NOTES.

                 American Equity Investment Life Holding Company

                Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in thousands)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------------------------------
                                                                              2001                        2000
                                                                    ------------------------    ------------------------
INVESTING ACTIVITIES
Sales, maturities or repayments of investments:
   Fixed maturity securities - available for sale                   $                59,703     $               575,624
   Equity securities                                                                  1,200                       7,177
                                                                    ------------------------    ------------------------
                                                                                     60,903                     582,801
Acquisition of investments:
   Fixed maturity securities - available for sale                                  (190,694)                   (682,697)
   Fixed maturity securities - held for investment                                        -                      (7,246)
   Equity securities                                                                 (1,169)                     (1,078)
   Derivative instruments                                                           (21,336)                    (16,544)
   Policy loans                                                                         (18)                        (13)
                                                                    ------------------------    ------------------------
                                                                                   (213,217)                   (707,578)


Purchases of property, furniture and equipment                                         (215)                        (73)
                                                                    ------------------------    ------------------------
Net cash used in investing activities                                              (152,529)                   (124,850)

FINANCING ACTIVITIES
Receipts credited to annuity and single premium
    universal life policyholder account balances                                    500,277                     253,567
Return of annuity and single premium universal life
    policyholder account balances                                                   (47,596)                    (25,427)
Increase (decrease) in amounts due under repurchase
    agreements                                                                     (110,000)                    (75,582)
Re-acquisition of common stock                                                            -                        (398)
Net proceeds from issuance of common stock                                               34                           3
                                                                    ------------------------    ------------------------
Net cash provided by financing activities                                           342,715                     152,163
                                                                    ------------------------    ------------------------
Increase (decrease) in cash and cash equivalents                                    239,285                      (1,417)

Cash and cash equivalents at beginning of period                                    175,724                       5,882
                                                                    ------------------------    ------------------------
Cash and cash equivalents at end of period                          $               415,009     $                 4,465
                                                                    ========================    ========================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
    Interest                                                        $                 1,868     $                 1,073
    Income taxes                                                                        100                           -
Non-cash financing and investing activities:
    Bonus interest deferred as policy acquisition costs                               3,531                       2,119

SEE ACCOMPANYING NOTES.

                  American Equity Investment Life Holding Company

       Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                   (Dollars in thousands, except per share data)

                                                                               ACCUMULATED
                                                                  ADDITIONAL      OTHER                           TOTAL
                                        PREFERRED      COMMON      PAID-IN   COMPREHENSIVE      RETAINED     STOCKHOLDERS'
                                          STOCK        STOCK       CAPITAL        LOSS          EARNINGS         EQUITY
                                      ------------- ----------- ------------ ---------------- ------------- ----------------
Balance at January 1, 2001                      625      14,530       57,577          (16,876)        2,796           58,652
   Comprehensive income (loss):
     Net loss for period                          -           -            -                -          (483)            (483)
     Change in net unrealized
        investment gains/losses                   -           -            -            6,575             -            6,575
                                                                                                             ----------------
   Total comprehensive income                                                                                       (1)6,092
   Issuance of 4,500 shares of
        common stock                              -           5           29                -             -               34
                                      ------------- ----------- ------------ ---------------- ------------- ----------------
Balance at March 31, 2001                       625      14,535       57,606          (10,301)        2,313           64,778
                                      ============= =========== ============ ================ ============= ================

         (1) Total comprehensive income at March 31, 2000 was $13,220, and was comprised of net income of $11 and a decrease in net unrealized depreciation of available-for-sale fixed maturity securities of $13,209 for the three months then ended.

                 American Equity Investment Life Holding Company

             Notes to Consolidated Financial Statements (Unaudited)

                                 March 31, 2001


NOTE A- BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 2001 and for the periods ended March 31, 2001 and 2000, as well as the audited consolidated balance sheet as of December 31, 2000, include the accounts of the Company and its wholly-owned subsidiaries: American Equity Investment Life Insurance Company, American Equity Investment Capital, Inc., American Equity Capital Trust I, American Equity Capital Trust II, and American Equity Investment Properties, L.C. All significant intercompany accounts and transactions have been eliminated.

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

NOTE B - CHANGES IN AMOUNTS DUE UNDER REPURCHASE AGREEMENTS

As part of its investment strategy, the Company enters into securities lending programs to increase its return on investments and improve its liquidity. These transactions are accounted for as amounts due under repurchase agreements (short-term collateralized borrowings). Such borrowings averaged approximately $55,000,000 and $45,969,000 for the three months ended March 31, 2001 and 2000, respectively, and were collateralized by investment securities with fair market values approximately equal to the amount due. The weighted average interest rate on amounts due under repurchase agreements was 6.62% and 5.75% for the three months ended March 31, 2001 and 2000, respectively.

                 American Equity Investment Life Holding Company

             Notes to Consolidated Financial Statements (Unaudited)


NOTE C - EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

                                                                THREE MONTHS ENDED MARCH 31
                                                                 2001               2000
                                                           ----------------   -----------------
NUMERATOR:
Income before cumulative effect of change in
  accounting principles                                    $           316    $             11
Cumulative effect of change in accounting for
   derivative instruments                                             (799)                  -
                                                           ----------------   -----------------
Net income                                                 $          (483)   $             11
                                                           ================   =================

DENOMINATOR:
Weighted average shares outstanding                             14,531,842          14,110,641
Effect of dilutive securities:
    Preferred stock                                              1,875,000           1,875,000
    Warrants                                                         4,932             277,269
    Stock options and subscription rights                          952,913           2,141,829
    Deferred compensation agreements                               753,111             674,280
                                                           ----------------   -----------------
Adjusted weighted average shares outstanding                    18,117,798          19,079,019
                                                           ================   =================

Earnings (loss) per common share:
    Income before accounting change                        $          0.02    $              -
    Cumulative effect of change in accounting
     for derivative instruments                                      (0.05)                  -
                                                           ----------------   -----------------
     Earnings (loss) per common share                      $         (0.03)   $           0.00
                                                           ================   =================

Earnings (loss) per common share - assuming dilution:
     Income before accounting change                       $          0.02    $              -
     Cumulative effect of change in accounting
       for derivative instruments                                    (0.05)                  -
                                                           ----------------   -----------------
     Diluted earnings (loss) per common share              $         (0.03)   $           0.00
                                                           ================   =================

The effect of the convertible stock of the subsidiary trust has not been included in the computation of dilutive earnings per share as the effect is antidilutive.

NOTE D - ACCOUNTING CHANGE

The Financial Accounting Standards Board issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which became effective for the Company on January 1, 2001. Under SFAS No. 133, as amended, all derivative

                 American Equity Investment Life Holding Company

             Notes to Consolidated Financial Statements (Unaudited)

instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges fo future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any "ineffective" portion of a hedge is reported in earnings as it occurs.

The Company has equity-indexed annuity products that guarantee the return of principal to the customer and credits interest based on a percentage of the gain in a specified equity market index. A portion of the premium from each customer is invested in investment grade fixed income securities to cover the minimum guaranteed value due the customer at the end of the contract term. A portion of the premiums is used to purchase derivatives consisting of call options on the applicable equity market indexes to fund the index credits due to equity index annuity holders. Substantially all of such call options are one year options which are closely matched to the annual crediting liabilities on such policies. The equity index used to compute such annual crediting liabilities is reset at the beginning of each policy year, and the Company has the ability to modify annually, within limits, policy terms such as participation rates, assets fees and income caps.

Under SFAS No. 133, the annual crediting liabilities on the Company's equity index annuities is treated as a "series of embedded derivatives" over the life of the applicable contract. The Company does not purchase call options to fund the equity index liabilities which may arise after the policy anniversary date. The Company must value both the call options and the related forward embedded options in the policies at fair value. The change in fair value for the call options is included in realized/unrealized gains (losses) on investments and the change in fair value adjustment of the embedded options is included in policyholder benefits in the Consolidated Statements of Income.

During the first quarter of 2001, realized and unrealized gains (losses) on investments included an unrealized loss of $9,238,000 from the change in fair value on call options used as a hedge for the next-year income credit to the equity index annuities. Policyholder benefits included an offsetting adjustment from fair value changes in options embedded within the equity index products (including the forward options) of $4,190.

At January 1, 2001, the Company's financial statements were adjusted to record a cumulative effect of adopting this accounting change, as follows (in thousands):


Fair value adjustment related to:
    Call options                                           $     (14,537)
    Equity index annuity liabilities                              11,736
Adjustments for assumed changes in amortization
   of deferred policy acquisition costs                            1,571
Deferred income tax benefit                                          431
                                                           ---------------
Total                                                      $        (799)
                                                           ===============

NOTE E - GENERAL AGENCY COMMISSION AND SERVICING AGREEMENT

The Company has a General Agency Commission and Servicing Agreement with American Equity Investment Service Company (the Service Company), wholly-owned by the Company's chairman, whereby, the Service Company acts as a national supervisory agent with responsibility for paying commissions to agents of the Company. This Agreement is more fully described in Note 8 to the Audited Financial Statements included in the Company's Form 10-K for December 31, 2000.

                 American Equity Investment Life Holding Company

             Notes to Consolidated Financial Statements (Unaudited)


During the three months ended March 31, 2001 and 2000, the Company paid renewal commissions to the Service Company of $6,572,000 and $5,003,000, respectively, which were used to reduce the amount due under the General Agency Commission and Servicing Agreement, and amounts attributable to imputed interest.

During 1999, the Company agreed to loan to the Service Company up to $50,000,000 pursuant to a promissory note bearing interest at the "reference rate" of the financial institution which is the Company's principal lender. Principal and interest are payable quarterly over five years from the date of the advance. At March 31, 2001 and December 31, 2000, the net amount advanced to the Service Company totaled $39,920,000 and $41,565,000, respectively.

NOTE F - RECLASSIFICATIONS

Certain amounts in the unaudited consolidated financial statements for the period ended March 31, 2000 have been reclassified to conform to the financial statement presentation for March 31, 2001 and December 31, 2000. As discussed in Note E, the company has established a liability for future amounts due to a related party under the General Agency Commission and Servicing Agreement and revised prior financial statements to reflect such handling. The revisions have been handled as a reclassification and increased liabilities and deferred policy acquisition costs by $56,859,000 at March 31, 2000.

                 AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Management's discussion and analysis reviews our consolidated financial position at March 31, 2001, and the consolidated results of operations for the periods ended March 31, 2001 and 2000, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

         o mortality and other factors which may affect the profitability of our products

         o changes in Federal income tax laws and regulations which may affect the relative income tax advantages of our products

         o        increasing competition in the sale of annuities

         o regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products

         o the risk factors or uncertainties listed from time to time in our filings with the Securities and Exchange Commission

                 AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY



RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

          Our business has continued to grow rapidly, with reserves for annuities and single premium universal life policies increasing from $679,045,000 at March 31,1999 to $1,587,024,000 at March 31,2000 and
$2,531,112,000 at March 31, 2001. Deposits from sales of annuities and single premium universal life policies during the three months ended March 31, 2001 increased 97% to $500,277,000 compared to $253,567,000 for the same period in 2000. The increased production is a direct result of the growth in our agency force which increased from 18,000 agents at December 31, 1999 to 22,000 agents at December 31, 2000 and 25,000 agents at March 31, 2001.

         Our net income before cumulative effect adjustment increased 2773% to $316,000 for the first quarter of 2001, compared to $11,000 for the same period in 2000. This increase is primarily attributable to an increase in net investment income during the first quarter of 2001, the effect of which is magnified by the decline in net investment income experienced during the first quarter of 2000.

         Traditional life and accident and health insurance premiums decreased 5% to $3,282,000 for the first quarter of 2001, compared to $3,443,000 for the same period in 2000. This decrease is principally attributable to decreases in direct sales of life products.

         Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and expense charges assessed against single premium universal life policyholder account balances) increased 89% to $2,661,000 for the first quarter of 2001, compared to $1,406,000 for the same period in 2000. This increase is principally attributable to the growth in our annuity business and correspondingly, an increase in annuity policy withdrawals subject to surrender charges. Withdrawals from annuity and single premium universal life policies increased 87% to $47,596,000 for the three months ended March 31,2001 compared to $25,427,000 for the same period in 2000.

         Net investment income increased 170% to $25,020,000 in the first quarter of 2001, compared to $9,259,000 for the same period in 2000. This increase is principally attributable to the growth in our annuity business and correspondingly, increases in our invested assets, and to the recognition of a net loss of $5,283,000 in net investment income in the first quarter of 2000. Invested assets (amortized cost basis) increased 31% to $2,218,449,000 at March 31, 2001 compared to $1,692,110,000 at March 31, 2000, while the annualized effective yield earned on invested assets was 7.3% at March 31, 2001 compared to 7.4% at March 31, 2000.

         Realized and unrealized gains (losses) on investments decreased 46% to a net loss of $9,082,000 in the first quarter of 2001, compared to a net gain of $6,213,000 for the same period in 2000. This decrease is principally attributable to (i) in the first quarter of 2001, the recognition of an unrealized loss of $9,238,000 from the change in fair value of derivative securities (see Note D of the Notes to Consolidated Financial Statements); and (ii) in the first quarter of 2000, gains on the termination of total return swap agreements for which there was an offsetting impact on net investment income. The investment program involving the total return swap agreements was terminated in February, 2000

                 AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY


         Insurance policy benefits and the change in future policy benefits decreased by $3,947,000 to $(1,993,000) for the first quarter of 2001, compared to $1,954,000 in the first quarter of 2001. This decrease is principally attributable to the decrease of $4,190,000 in equity index annuity reserves caused by the adoption of SFAS No. 133. See Note D of the Notes to Consolidated Financial Statements.

         Interest credited to annuity and single premium universal life policyholder account balances increased 16% to $13,848,000 in the first quarter of 2001, compared to $11,891,000 for the same period in 2000. This increase is principally attributable to the increase in annuity liabilities. At March 31, 2001, the weighted average crediting rate for our fixed rate annuity liabilities, excluding interest rate and premium bonuses guaranteed for the first year of the annuity contract, was 5.61%, compared to 5.11% at March 31, 2000. The weighted average crediting rate including interest rate and premium bonuses guaranteed for the first year of the annuity contract was 6.22% at March 31, 2001 compared to 6.35% at March 31, 2000.

         Interest expense on notes payable increased 207% to $896,000 for the first quarter of 2001, compared to $292,000 for the same period in 2000. The increase is attributable to increases in the outstanding borrowings throughout 2000 and to increases in the average cost of funds borrowed.

         Interest expense on General Agency Commission and Servicing Agreement increased 18% to $1,582,000 for the first quarter of 2001, compared to $1,346,000 for the same period in 2000. This increase is principally attributable to an increase in the amount of commissions paid by our life subsidiary under this Agreement. See Note E of the Notes to Consolidated Financial Statements.

         Interest expense on amounts due under repurchase agreements increased 42% to $951,000 in the first quarter of 2001, compared to $668,000 for the same period in 2000. This increase is principally attributable to an increase the average balances outstanding and the average cost of funds borrowed. See Note B of the Notes to Consolidated Financial Statements.

         Amortization of deferred policy acquisition costs and value of insurance in force acquired increased by $1,579,000 to $439,000 in the first quarter of 2001, compared to a benefit of $1,140,000 for the same period in 2000. The benefit for the first quarter of 2000 resulted from reclassifications pertaining to amortization and certain other items related to our General Agency Commission and Servicing Agreement. See Note E of the Notes to Consolidated Financial Statements. In addition to the effect of this reclassification, the increase in this expense in the first quarter of 2001 is due to (i) the growth in our annuity business as discussed above; and (ii) the increase of $3,446,000 in our asset for deferred policy acquisition costs resulting from the adoption of SFAS No. 133. See Note D of the Notes to Consolidated Financial Statements.

         Other operating costs and expenses increased 13% to $3,863,000 in the first quarter of 2001, compared to $3,431,000 for the same period in 2000. This increase is principally attributable to increases in marketing expenses, employees and related salaries and costs of employment.

         Income tax expense increased 1,850% to $117,000 in the first quarter of 2001 compared to $6,000 for the same period in 2000. The increase is primarily attributable to increase in pretax net income.

                 AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY


FINANCIAL CONDITION

         Cash and investments increased 21% during the three months ended March 31, 2001 as a result of the growth in our annuity business discussed above. At March 31, 2001, the fair value of our available for sale fixed maturity securities and equity securities was $30,830,000 less than the amortized cost of those investments At March 31, 2001, the amortized cost of our fixed maturity securities held for investment exceeded the market value by $64,358,000 for the same reasonS.

         We did not issue any debt securities during the first three months of 2001. For information related to borrowings under the Company's variable rate revolving line of credit, see Note C of the Notes to Consolidated Financial Statements.

         The statutory capital and surplus of our life insurance subsidiary at March 31, 2001 was $154,950,000. The life insurance subsidiary made surplus note interest payments to us of $500,000 during the three months ended March 31, 2001. For the remainder of 2001, up to $14,005,000 can be distributed by the life insurance subsidiary as dividends without prior regulatory approval.

         Dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. Our life insurance subsidiary had $11,475,000 of earned surplus at March 31, 2001.

         The transfer of funds by our life insurance subsidiary is also restricted by certain covenants in our loan agreements, which, among other things, require the life insurance subsidiary to maintain statutory capital and surplus (including asset valuation and interest maintenance reserves) equal to the greater of $140,000,000 plus 25% of statutory net income for periods subsequent to December 31, 2000. Under the most restrictive of these limitations, $21,470,000 of the life insurance subsidiary's earned surplus at March 31, 2001 would be available for distribution by the life insurance subsidiary to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

         We seek to maximize the total return on our available for sale investments through active investment management. Accordingly, we have determined that our available for sale portfolio of fixed maturity securities is available to be sold in response to: (i) changes in market interest rates;
(ii) changes in relative values of individual securities and asset sectors;
(iii) changes in prepayment risks; (iv) changes in credit quality outlook for certain securities; (v) liquidity needs; and (vi) other factors.

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

                 AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY


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

         A major component of our interest rate risk management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities. We use computer models to simulate cash flows expected from our existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from our assets to meet the expected cash requirements of our liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. (The "duration" of a security is the time weighted present value of the security's expected cash flows and is used to measure a security's sensitivity to changes in interest rates.) When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in value of assets should be largely offset by a change in the value of liabilities. At March 31, 2001, the effective duration of our fixed maturity securities and short-term investments was approximately 7.65 years and the estimated duration of our insurance liabilities was approximately 7.44 years.

         If interest rates were to increase 10% from levels at March 31, 2001, we estimate that the fair value of our fixed maturity securities, net of corresponding changes in the values of deferred policy acquisition costs and insurance in force acquired would decrease by approximately $96,920,000. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

         Our investments in equity index call options are closely matched with our obligations to equity-indexed annuity holders. Market value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for equity-indexed products.

                 AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY


                                    PART II.
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:
                  None

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                 AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 11, 2001               AMERICAN EQUITY INVESTMENT LIFE
                                    HOLDING COMPANY


                                    By:    /s/ David J. Noble
                                       ---------------------------------------
                                       David J. Noble, Chief Executive Officer
                                             (Principal Executive Officer)

                                    By:    /s/ Wendy L. Carlson
                                       ---------------------------------------
                                       Wendy L. Carlson, Chief Financial Officer
                                             (Principal Financial Officer)

                                    By:   /s/ Terry A. Reimer
                                       ---------------------------------------
                                       Terry A. Reimer, Executive Vice President
                                            (Principal Accounting Officer)