Form 10-Q
period 2001-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2001-08-13
CIK 1039828

==============================================================================


                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


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

==============================================================================

          Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
     ------     ------

                        APPLICABLE TO CORPORATE ISSUERS:

         Shares of common stock outstanding at July 31, 2001: 14,529,794

--------------------------------------------------------------------------------

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                 American Equity Investment Life Holding Company

                     Consolidated Balance Sheets (Unaudited)

                  (Dollars in thousands, except per share data)


                                                                                 JUNE 30,             DECEMBER 31,
                                                                                   2001                  2000
                                                                          -------------------       -----------------
ASSETS
Cash and investments:
    Fixed maturity securities:
        Available-for-sale, at market (amortized cost:
             2001 - $2,734,991; 2000 - $1,523,376)                        $         2,711,865        $      1,474,560
        Held for investment, at amortized cost (market:
             2001 - $416,962; 2000 - $365,023)                                        441,658                 429,280
    Equity securities, at market (cost: 2001 -
             $18,791; 2000 - $7,435)                                                   16,925                   6,671
    Mortgage loans                                                                     17,625                       -
    Derivative instruments                                                             28,738                  34,707
    Policy loans                                                                          295                     264
    Cash and cash equivalents                                                         176,685                 175,724
                                                                          -------------------       -----------------
 Total cash and investments                                                         3,393,791               2,121,206

 Receivable from other insurance companies                                                318                     375
 Premiums due and uncollected                                                           1,269                   1,256
 Accrued investment income                                                             29,185                  21,398
 Receivables from related parties                                                      39,632                  47,242
 Property, furniture and equipment, less accumulated
     depreciation: 2001 - $2,731; 2000 - $2,370                                         1,409                   1,032
 Value of insurance in force acquired                                                     362                     520
 Deferred policy acquisition costs                                                    358,110                 289,609
 Intangibles, less accumulated amortization:
     2001 - $892; 2000 - $797                                                           2,243                   2,338
 Deferred income tax asset                                                             35,843                  36,052
 Other assets                                                                           6,134                   2,913
 Assets held in separate account                                                        4,001                   4,185


                                                                          -------------------       -----------------
 Total assets                                                             $        3,872,297        $      2,528,126
                                                                          ===================       =================

SEE ACCOMPANYING NOTES.

                            (Continued on next page)

                 American Equity Investment Life Holding Company

                     Consolidated Balance Sheets (Unaudited)

                  (Dollars in thousands, except per share data)


                                                                                JUNE 30,              DECEMBER 31,
                                                                                 2001                    2000
                                                                          ------------------       -----------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Policy benefit reserves:
       Traditional life and accident and health insurance products        $           23,432       $          20,354
       Annuity and single premium universal life products                          3,131,565               2,079,561
   Other policy funds and contract claims                                             18,834                  16,669
   Provision for experience rating refunds                                                 -                     336
   Amounts due to related party under General Agency
        Commission and Servicing Agreement                                            67,151                  76,028
   Other amounts due to related parties                                                    -                   4,000
   Notes payable                                                                      44,000                  44,000
   Amounts due to reinsurers                                                          14,875                       -
   Amounts due under repurchase agreements                                                 -                 110,000
   Amounts due on securities purchased                                               365,326                       -
   Federal income taxes payable                                                          540                      50
   Other liabilities                                                                  32,256                  14,788
   Liabilities related to separate account                                             4,001                   4,185
                                                                          ------------------       -----------------
 Total liabilities                                                                 3,701,980               2,369,971

 Commitments and contingencies

 Minority interest in subsidiaries: company-obligated
     mandatorily redeemable preferred securities of
     subsidiary trusts                                                                99,764                  99,503

 Stockholders' equity:
   Series Preferred Stock, par value $1 per share, 2,000,000 shares authorized;
       625,000 shares of 1998 Series A Participating Preferred Stock issued
       and outstanding                                                                   625                     625
   Common Stock, par value $1 per share - 75,000,000
       shares authorized; issued and outstanding:
       2001 - 14,534,794 shares; and 2000 - 14,530,242 shares                         14,535                  14,530
   Additional paid-in capital                                                         57,606                  57,577
   Accumulated other comprehensive loss                                               (7,777)                (16,876)
   Retained earnings                                                                   5,564                   2,796
                                                                          ------------------       -----------------
Total stockholders' equity                                                            70,553                  58,652
                                                                          ------------------       -----------------
Total liabilities and stockholders' equity                                $        3,872,297       $       2,528,126
                                                                          ==================       =================

SEE ACCOMPANYING NOTES.

                 American Equity Investment Life Holding Company

                  Consolidated Statements of Income (Unaudited)

                  (Dollars in thousands, except per share data)


                                                                      THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                      ---------------------------      -------------------------
                                                                        2001               2000          2001             2000
                                                                      --------           --------      --------         --------
REVENUES:
   Traditional life and accident and health
      insurance premiums                                              $  3,333           $  2,741      $  6,615        $  6,184
   Annuity and single premium universal life
      product charges                                                    3,185              1,883         5,847           3,288
   Net investment income                                                33,426             24,490        58,446          33,749
   Realized gains (losses) on sale of investments                          583                (18)          739           6,196
   Unrealized gains (losses) on derivatives                             12,365                  -         3,127               -
                                                                      --------           --------      --------        --------
Total revenues                                                          52,892             29,096        74,774          49,417

BENEFITS AND EXPENSES:
   Insurance policy benefits and change in future
      policy benefits                                                    2,395              2,148         4,592           4,103
   Interest credited to account balances                                21,667             12,698        35,515          24,589
   Change in market value of embedded derivatives                       10,677                  -         6,487               -
   Interest expense on notes payable                                       756                556         1,651             847
   Interest expense on General Agency
     Commission and Servicing Agreement                                  1,479              1,454         3,062           2,800
   Interest expense on amounts due under
      repurchase agreements                                                  -              1,050           951           1,718
   Amortization of deferred policy acquisition
      costs and value of insurance in force
      acquired                                                           5,437              3,972         5,876           2,832
   Other operating costs and expenses                                    3,705              3,975         7,568           7,405
                                                                      --------           --------      --------        --------
Total benefits and expenses                                             46,116             25,853        65,702          44,294
                                                                      --------           --------      --------        --------

SEE ACCOMPANYING NOTES.


                            (Continued on next page)

                 American Equity Investment Life Holding Company

                  Consolidated Statements of Income (Unaudited)

                  (Dollars in thousands, except per share data)


                                                                          THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                         ----------------------------     --------------------------
                                                                            2001             2000           2001             2000
                                                                         ----------        --------       ---------        ---------
Income before income taxes, minority interest in
   earnings of subsidiaries and cumulative effect
   adjustment                                                               $ 6,776         $ 3,243         $ 9,072         $ 5,123

Income tax expense (benefit):
   Current                                                                    3,344           1,554           6,041             (53)
   Deferred                                                                  (1,681)         (1,116)         (4,260)            496
                                                                            -------         -------         -------         -------
                                                                              1,663             438           1,780             444

Income before minority interest in earnings of
   subsidiaries and cumulative effect adjustment                              5,113           2,805           7,292           4,679

Minority interest in earnings of subsidiaries:

   Earnings attributable to company-obligated
      mandatorily redeemable preferred securities
      of subsidiary trusts                                                   (1,862)         (1,862)         (3,724)         (3,724)
                                                                            -------         -------         -------         -------

Income before cumulative effect of change in
   accounting principle                                                       3,251             943           3,567             955

Cumulative effect of change in accounting for
   derivatives                                                                    -               -            (799)              -
                                                                            -------         -------         -------         -------

Net income                                                                  $ 3,251         $   943         $ 2,768         $   955
                                                                            =======         =======         =======         =======

Basic earnings (loss) per common share:
   Income before accounting change                                          $  0.22         $  0.07         $  0.25         $  0.07
   Cumulative effect of change in accounting for
      derivatives                                                                 -               -           (0.06)              -
                                                                            -------         -------         -------         -------
   Earnings per common share                                                $  0.22         $  0.07         $  0.19         $  0.07
                                                                            =======         =======         =======         =======

Diluted earnings (loss) per common share:
   Income before accounting change                                          $  0.17         $  0.05         $  0.19         $  0.05
   Cumulative effect of change in accounting for
      derivatives                                                                 -               -           (0.04)              -
                                                                            -------         -------         -------         -------
   Earnings per common share                                                $  0.17         $  0.05         $  0.15         $  0.05
                                                                            =======         =======         =======         =======

SEE ACCOMPANYING NOTES.

                 American Equity Investment Life Holding Company

                Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in thousands)


                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                        ---------------------------------------------
                                                                                2001                     2000
                                                                        -------------------       -------------------
OPERATING ACTIVITIES
Net income                                                              $             2,768       $               955
Adjustments to reconcile net income to net cash used in
   operating activities:
   Adjustments related to interest sensitive products:
      Interest credited to account balances                                           35,515                  24,589
      Annuity and single premium universal life product
         charges                                                                      (5,847)                 (3,288)
   Change in market value of embedded equity-indexed
      annuity derivatives                                                              6,487                       -
   Increase in traditional life and accident and health
      insurance reserves                                                               3,077                   2,682
   Policy acquisition costs deferred                                                 (74,244)                (47,978)
   Amortization of deferred policy acquisition costs                                   5,718                   2,673
   Provision for depreciation and other amortization                                     615                     655
   Amortization of discount and premiums on fixed maturity
      securities and derivative instruments                                            9,669                   4,996
   Realized gains on investments                                                        (739)                 (6,196)
   Unrealized (gains) losses on derivatives                                           (3,127)                      -
   Deferred income taxes                                                              (4,260)                    496
   Reduction of amounts due to related party under General
      Agency Commission and Servicing Agreement                                       (8,797)                 (3,549)
   Changes in other operating assets and liabilities:
      Accrued investment income                                                       (7,787)                 (5,352)
      Receivables from related parties                                                 7,611                 (16,188)
      Federal income taxes recoverable/payable                                           491                  (2,152)
      Other policy funds and contract claims                                           2,165                   2,478
      Amounts due to reinsurers                                                       14,875                       -
      Other amounts due to related parties                                            (4,000)                  2,073
      Other liabilities                                                                3,645                    (139)
      Pending policyholder applications                                               13,822                  (1,225)
   Other                                                                              (2,687)                   (982)
                                                                        --------------------    --------------------
Net cash used in operating activities                                                (5,030)                (45,452)

SEE ACCOMPANYING NOTES.


                            (Continued on next page)

                 American Equity Investment Life Holding Company

                Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in thousands)


                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                        --------------------------------------------
                                                                                2001                     2000
                                                                        --------------------     -------------------
INVESTING ACTIVITIES
Sales, maturities or repayments of investments:
   Fixed maturity securities - available for sale                       $            143,833     $           594,481
   Equity securities                                                                   3,403                       -
   Derivative instruments                                                                  -                   7,177
                                                                        --------------------    --------------------
                                                                                     147,236                 601,658
Acquisition of investments:
   Fixed maturity securities - available for sale                                   (975,893)               (927,145)
   Fixed maturity securities - held for investment                                         -                  (7,246)
   Equity securities                                                                 (14,334)                 (1,337)
   Mortgage loans                                                                    (17,625)                      -
   Derivative instruments                                                            (41,141)                (34,949)
   Policy loans                                                                          (31)                     (9)
                                                                        --------------------    --------------------
                                                                                  (1,049,024)               (970,686)


Purchases of property, furniture and equipment                                          (739)                   (121)
                                                                        --------------------    --------------------
Net cash used in investing activities                                               (902,527)               (369,149)

FINANCING ACTIVITIES
Receipts credited to annuity and single premium universal
    life policyholder account balances                                             1,120,697                 471,746
Return of annuity and single premium universal life
    policyholder account balances                                                   (102,213)                (55,663)
Financing fees incurred and deferred                                                       -                    (183)
Proceeds from notes payable                                                                -                  11,500
Increase in amounts due under repurchase agreements                                 (110,000)                  2,988
Re-acquisition of common stock                                                             -                    (600)
Net proceeds from issuance of common stock                                                34                   1,510
                                                                        --------------------    --------------------
Net cash provided by financing activities                                            908,518                 431,298
                                                                        --------------------    --------------------
Increase (decrease) in cash and cash equivalents                                         961                  16,697

Cash and cash equivalents at beginning of period                                     175,724                   5,882
                                                                        --------------------    --------------------
Cash and cash equivalents at end of period                              $            176,685    $             22,579
                                                                        ====================    ====================

SEE ACCOMPANYING NOTES.


                            (Continued on next page)

                 American Equity Investment Life Holding Company

                Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in thousands)


                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                         -----------------------------------------
                                                                                 2001                   2000
                                                                         ------------------         --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
    Interest on notes payable and repurchase agreements                  $            2,506         $        2,565
    Income taxes - life subsidiary                                                    5,550                  2,100
Non-cash financing and investing activities:
    Bonus interest deferred as policy acquisition costs                               8,993                  4,378
   Advances to related party under General Agency
       Commission and Servicing Agreement deferred as
       policy acquisition costs                                                           -                 15,900

SEE ACCOMPANYING NOTES.

                 American Equity Investment Life Holding Company

     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                  (Dollars in thousands, except per share data)


                                                                                             ACCUMULATED
                                                                                ADDITIONAL      OTHER                     TOTAL
                                                    PREFERRED      COMMON         PAID-IN    COMPREHENSIVE  RETAINED   STOCKHOLDERS'
                                                      STOCK         STOCK         CAPITAL        LOSS       EARNINGS      EQUITY
                                                    ---------     -----------   ----------   -------------  --------   -------------
Balance at January 1, 2001                           $    625      $ 14,530      $ 57,577    $   (16,876)   $  2,796   $     58,652
   Comprehensive income (loss):
     Net income for period                                  -             -             -              -       2,768          2,768
     Change in net unrealized
        investment gains/losses                             -             -             -          9,099           -          9,099
                                                                                                                       ------------
   Total comprehensive income                                                                                                11,867
   Issuance of 4,552 shares of
        common stock                                        -             5            29              -           -             34
                                                     --------      --------      --------    -----------    --------   ------------
Balance at June 30, 2001                             $    625      $ 14,535      $ 57,606    $    (7,777)   $  5,564   $     70,553
                                                     ========      ========      ========    ===========    ========   ============

         Total comprehensive loss for the six months ended June 30, 2000 was $12,306, and was comprised of net income of $955 and an increase in net unrealized depreciation of available-for-sale fixed maturity securities of $13,261.

         Total comprehensive loss for the second quarter of 2000 was $25,526, and was comprised of net income of $943 and an increase in net unrealized depreciation of available-for-sale fixed maturity securities of $26,469.

         Total comprehensive income for the second quarter of 2001 was $5,775, and was comprised of net income of $3,251 and a decrease in net unrealized depreciation of available-for-sale fixed maturity securities of $2,524.

                 American Equity Investment Life Holding Company

             Notes to Consolidated Financial Statements (Unaudited)

                                  June 30, 2001


NOTE A- BASIS OF PRESENTATION

The unaudited consolidated financial statements as of June 30, 2001 and for the periods ended June 30, 2001 and 2000, as well as the audited consolidated balance sheet as of December 31, 2000, include the accounts of the Company and its wholly-owned subsidiaries: American Equity Investment Life Insurance Company, American Equity Investment Life Insurance Company of New York (formed in 2001), American Equity Investment Capital, Inc., American Equity Capital Trust I, American Equity Capital Trust II, and American Equity Investment Properties, L.C. All significant intercompany accounts and transactions have been eliminated.

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

NOTE B - CHANGES IN AMOUNTS DUE UNDER REPURCHASE AGREEMENTS

As part of its investment strategy, the Company has entered into securities lending programs to increase its return on investments and improve its liquidity. These transactions are accounted for as amounts due under repurchase agreements (short-term collateralized borrowings). There were no borrowings during the 2nd quarter of 2001. For the six months ended June 30, 2000, such borrowings averaged approximately $53,403,000, and were collateralized by investment securities with fair market values approximately equal to the amount due. The weighted average interest rate on amounts due under repurchase agreements was 6.62% for the three months ended March 31, 2001, and 6.43% for the six months ended June 30, 2000.

                 American Equity Investment Life Holding Company

             Notes to Consolidated Financial Statements (Unaudited)


NOTE C - EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:


                                                        THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                           2001              2000              2001              2000
                                                    ------------------ ----------------- ----------------- ---------------
                                                                 (Dollars in thousands, except per share data)
NUMERATOR:
Income before cumulative effect of                                                                                     955
   change in accounting principle                   $           3,251  $            943  $          3,567  $
Cumulative effect of change in
   accounting for derivative instruments                            -                 -              (799)               -
                                                    ------------------ ----------------- ----------------- ---------------
Net income                                          $           3,251  $            943  $          2,768  $           955
                                                    ================== ================= ================= ===============

DENOMINATOR:
Weighted average shares outstanding                        14,534,745        14,359,905        14,533,302       14,275,305
Effect of dilutive securities:
   Preferred stock                                          1,875,000         1,875,000         1,875,000        1,875,000
   Warrants                                                    20,004            20,004            20,004           20,004
   Stock options and subscription rights                    1,681,049         2,117,499         1,681,452        2,117,499
   Deferred compensation agreements                           753,364           758,268           753,364          758,268
                                                    -----------------  ----------------- ----------------- ---------------
Adjusted weighted average shares
   outstanding                                             18,864,162        19,130,676        18,863,122       19,046,076
                                                    =================  ================  ================  ===============

Earnings (loss) per common share:
   Income before accounting change                  $            0.22  $           0.07  $           0.25  $          0.07
   Cumulative effect of change in
      accounting for derivative
      instruments                                                   -                 -             (0.06)               -
                                                    -----------------  ----------------  ----------------  ---------------
   Earnings per common share                        $            0.22  $           0.07  $           0.19  $          0.07
                                                    =================  ================  ================  ===============

Earnings (loss) per common share - assuming dilution:
   Income before accounting change                  $            0.17  $           0.05  $           0.19  $          0.05
   Cumulative effect of change in
      accounting for derivative
      instruments                                                   -                 -             (0.04)               -
                                                    -----------------  ----------------  ----------------  ---------------
   Diluted earnings per common share                $            0.17  $           0.05  $           0.15  $          0.05
                                                    =================  ================  ================  ===============

The effect of the convertible stock of the subsidiary trusts has not been included in the computation of dilutive earnings per share as the effect is antidilutive.

                 American Equity Investment Life Holding Company

             Notes to Consolidated Financial Statements (Unaudited)

NOTE D - ACCOUNTING CHANGE

The Financial Accounting Standards Board issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which became effective for the Company on January 1, 2001. Under SFAS No. 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any "ineffective" portion of a hedge is reported in earnings as it occurs.

The Company has equity-indexed annuity products that guarantee the return of principal to the customer and credits interest based on a percentage of the gain in a specified equity market index. A portion of the premium from each customer is invested in investment grade fixed income securities to cover the minimum guaranteed value due the customer at the end of the contract term. A portion of the premiums is used to purchase derivatives consisting of call options on the applicable equity market indexes to fund the index credits due to equity index annuity holders. Substantially all of such call options are one year options which are closely matched to the annual crediting liabilities on such policies. The equity index used to compute such annual crediting liabilities is reset at the beginning of each policy year, and the Company has the ability to modify annually, within limits, policy terms such as participation rates, asset fees and income caps.

Under SFAS No. 133, the annual crediting liabilities on the Company's equity index annuities is treated as a "series of embedded derivatives" over the life of the applicable contract. The Company does not purchase call options to fund the equity index liabilities which may arise after the policy anniversary date. The Company must value both the call options and the related forward embedded options in the policies at fair value. The change in fair value for the call options is included in unrealized gains (losses) on investments and the change in fair value adjustment of the embedded options is included in policyholder benefits in the Consolidated Statements of Income.

During the six months ended June 30, 2001, unrealized gains (losses) on investments included a net unrealized gain of $3,127,000 from the change in fair value on call options used as a hedge for the next-year income credit to the equity index annuities. Policyholder benefits included a net offsetting adjustment from fair value changes in options embedded within the equity index products (including the forward options) of $6,487,000.

At January 1, 2001, the Company's financial statements were adjusted to record a cumulative effect of adopting this accounting change, as follows (in thousands):


     Fair value adjustment related to:
      Call options                                            $      (14,537)
      Equity index annuity liabilities                                11,736
     Adjustments for assumed changes in amortization of
      deferred policy acquisition costs                                1,571
     Deferred income tax benefit                                         431
                                                              --------------
     Total                                                    $         (799)
                                                              ==============

Excluding the effect of SFAS No. 133, the Company's net income for the six months ended June 30, 2001 would have been $3,556,000.

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

During the six months ended June 30, 2001 and 2000, the Company paid renewal commissions to the Service Company of $11,859,000 and $10,446,000, respectively, which were used to reduce the amount due under the General Agency Commission and Servicing Agreement, and amounts attributable to imputed interest.

During 1999, the Company agreed to loan to the Service Company up to $50,000,000 pursuant to a promissory note bearing interest at the "reference rate" of the financial institution which is the Company's principal lender. Principal and interest are payable quarterly over five years from the date of the advance. At June 30, 2001 and December 31, 2000, the net amount advanced to the Service Company totaled $37,999,000 and $41,565,000, respectively.

NOTE F - RECLASSIFICATIONS

Certain amounts in the unaudited consolidated financial statements for the period ended June 30, 2000 have been reclassified to conform to the financial statement presentation for June 30, 2001 and December 31, 2000. As discussed in Note E, the Company has established a liability for future amounts due to a related party under the General Agency Commission and Servicing Agreement and revised prior financial statements to reflect such handling. The revisions have been handled as a reclassification and increased liabilities and deferred policy acquisition costs by $60,370,000 at June 30, 2000.

                 American Equity Investment Life Holding Company
                 -----------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Management's discussion and analysis reviews our consolidated financial position at June 30, 2001, and the consolidated results of operations for the periods ended June 30, 2001 and 2000, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

          Our business has continued to grow rapidly, with reserves for annuities and single premium universal life policies increasing from $1,343,816,000 at December 31, 1999 to $2,079,561,000 at December 31, 2000 and
$3,131,565,000 at June 30, 2001. Deposits from sales of annuities and single premium universal life policies during the six months ended June 30, 2001 increased 138% to $1,120,697,000 compared to $471,746,000 for the same period in 2000. The increased production is a result of: (i) the introduction of multi-year rate guarantee products and (ii) the growth in our agency force which increased from 18,000 agents at December 31, 1999 to 22,000 agents at December 31, 2000 and 28,000 agents at June 30, 2001.

          Our net income increased 245% to $3,251,000 for the second quarter of 2001, and 190% to $2,768,000 for the six months ended June 30, 2001 compared to $943,000 and $955,000, respectively, for the same periods in 2000. These increases are primarily attributable to an increase in net investment income during the first quarter of 2001, the effect of which is magnified by the decline in net investment income experienced during the first quarter of 2000 caused by the total return swap agreement disclosed below.

          Traditional life and accident and health insurance premiums increased 22% to $3,333,000 for the second quarter of 2001, and increased 7% to $6,615,000 for the six months ended June 30, 2001 compared to $2,741,000 and $6,184,000, respectively, for the same periods in 2000. These changes are principally attributable to corresponding changes in direct sales of life products.

          Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) increased 69% to $3,185,000 for the second quarter of 2001, and 78% to $5,847,000 for the six months ended June 30, 2001 compared to $1,883,000 and $3,288,000, respectively, for the same periods in 2000. These increases are principally attributable to the growth in our annuity business and correspondingly, an increase in annuity policy withdrawals subject to surrender charges. Withdrawals from annuity and single premium universal life policies were $102,213,000 for the six months ended June 30, 2001 compared to $55,663,000 for the same period in 2000.

          Net investment income increased 36% to $33,426,000 in the second quarter of 2001, and 73% to $58,446,000 for the six months ended June 30, 2001 compared to $24,490,000 and $33,749,000, respectively, for the same periods in 2000. Invested assets (amortized cost basis) increased 74% to $3,245,882,000 at June 30, 2001 compared to $1,870,510,000 at June 30, 2000, while the annualized effective yield earned on invested assets was 7.46% at June 30, 2001 compared to 7.58% at June 30, 2000.

          Realized gains (losses) on the sale of investments consisted of an increase in realized gains to $583,000 in the second quarter of 2001 compared to realized losses of $18,000 for the same period in 2000. For the six months ended June 30, 2001, the Company had realized gains of $739,000 compared to $6,196,000 for the same period in 2000. In the first six months of 2000, net realized gains of $6,196,000 included: (i) realized gains of $7,177,000 attributable to gains on the termination of total return swap agreements for which there was an offsetting impact on net investment income and (ii) realized losses of $981,000 on the sale of certain corporate fixed maturity securities. The investment program involving the total return swap agreements was terminated in February, 2000.

          Unrealized gains (losses) on derivatives consisted of an increase in unrealized gains of $12,365,000 in the second quarter of 2001, and $3,127,000 for the six months ended June 20, 2001. These amounts arise from the adoption of SFAS No. 133 as of January 1, 2001, which requires the recognition of unrealized gains from the change

                 American Equity Investment Life Holding Company
                 -----------------------------------------------


in fair value of derivative securities. See Note D of the Notes to Consolidated Financial Statements.

          Traditional life and accident and health insurance benefits decreased 11% to $2,395,000 in the second quarter of 2001, and increased 12% to $4,592,000 for the six months ended June 30, 2001 compared to $2,148,000 and $4,103,000, respectively, for the same periods in 2000. These changes are principally attributable to corresponding changes in reserves related to the changes in direct life insurance premiums.

          Interest credited to annuity and single premium universal life policyholder account balances increased 71% to $21,667,000 in the second quarter of 2001, and 44% to $35,515,000 for the six months ended June 30, 2001 compared to $12,698,000 and $24,589,000, respectively, for the same periods in 2000. These increases are principally attributable to the increase in annuity liabilities. At June 30, 2001, the weighted average crediting rate for our fixed rate annuity liabilities, excluding interest rate and premium bonuses guaranteed for the first year of the annuity contract, was 5.65%, compared to 5.12% at June 30, 2000. The weighted average crediting rate including interest rate and premium bonuses guaranteed for the first year of the annuity contract was 6.19% at June 30, 2001 compared to 6.24% at June 30, 2000.

          Change in market value of embedded derivatives consisted of an increase of $10,677,000 in the second quarter of 2001, and $6,487,000 for the six months ended June 30, 2001. These amounts arise from the adoption of SFAS No. 133 as of January 1, 2001, which requires recognition of the change in estimated fair value of equity index annuity reserves. See Note D of the Notes to Consolidated Financial Statements.

          Interest expense on notes payable increased 36% to $756,000 for the second quarter of 2001, and 95% to $1,651,000 for the six months ended June 30, 2001 compared to $556,000 and $847,000, respectively, for the same periods in 2000. These increases are attributable to increases in the outstanding borrowings during 2000.

          Interest expense on General Agency Commission and Servicing Agreement increased 2% to $1,479,000 for the second quarter of 2001, and 9% to $3,062,000 for the six months ended June 30, 2001, compared to $1,454,000 and $2,800,000, respectively, for the same periods in 2000. These increases are principally attributable to an increase in the amount of commissions paid by our life subsidiary under this Agreement. See Note E of the Notes to the Consolidated Financial Statements.

          There was no interest expense on amounts due under repurchase agreements in the second quarter of 2001. Interest expense on amounts due under repurchase agreements decreased 45% to $951,000 for the six months ended June 30, 2001 compared to $1,050,000 and $1,718,000, respectively, for the same periods in 2000. This decrease is principally attributable to a decrease in the average balances outstanding. There were no borrowings under repurchase agreements during the 2nd quarter of 2001. See Note B of the Notes to Consolidated Financial Statements.

          Amortization of deferred policy acquisition costs and value of insurance in force acquired increased 37% to $5,437,000 in the second quarter of 2001, and 107% to $5,876,000 for the six months ended June 30, 2001 compared to $3,972,000 and $2,832,000, respectively, for the same periods in 2000. These increases are primarily due to (i) the growth in our annuity business as discussed above; and (ii) the increase of $3,377,000 in our asset for deferred policy acquisition costs resulting from the adoption of SFAS No. 133. See Note D of the Notes to Consolidated Financial Statements.

          Other operating costs and expenses decreased 7% to $3,705,000 in the second quarter of 2001, and increased 2% to $7,568,000 for the six months ended June 30, 2001 compared to $3,975,000 and $7,405,000, respectively, for the same periods in 2000. These changes are principally attributable to changes in marketing expenses, employees, and related salaries and costs of employment.

                 American Equity Investment Life Holding Company
                 -----------------------------------------------

          Income tax expense increased 280% to $1,663,000 in the second quarter of 2001 and increased 301% to $1,780,000 for the six months ended June 30, 2001 compared to $438,000 and $444,000, respectively, for the same periods in 2000. These increases are principally due to an increase in net income. The effective tax rate was 33% for 2001.

FINANCIAL CONDITION

          Cash and investments increased 60% during the six months ended June 30, 2001 as a result of the growth in our annuity business discussed above. At June 30, 2001, the fair value of our available-for-sale fixed maturity securities and equity securities was $24,992,000 less than the amortized cost of those investments. At June 30, 2001, the amortized cost of our fixed maturity securities held for investment exceeded the market value by $24,696,000.

          We did not issue any debt securities during the first six months of 2001. For information related to borrowings under the Company's variable rate revolving line of credit, see Note 7 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K.

          The statutory capital and surplus of our life insurance subsidiary at June 30, 2001 was $180,865,000. The life insurance subsidiary made surplus note interest payments to us of $1,000,000 during the six months ended June 30, 2001. For the remainder of 2001, up to $13,505,000 can be distributed by the life insurance subsidiary as dividends without prior regulatory approval.

          Dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. Our life insurance subsidiary had $21,390,000 of earned surplus at June 30, 2001.

          The transfer of funds by our life insurance subsidiary is also restricted by certain covenants in our loan agreements, which, among other things, require the life insurance subsidiary to maintain statutory capital and surplus (including asset valuation and interest maintenance reserves) equal to a minimum of $140,000,000 plus 25% of statutory net income and 75% of capital contributions to the life insurance subsidiary for periods subsequent to December 31, 2000. Under the most restrictive of these limitations, $14,479,000 of the life insurance subsidiary's earned surplus at June 30, 2001 would be available for distribution by the life insurance subsidiary.

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

                American Equity Investment Life Holding Company
                -----------------------------------------------


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

          A major component of our interest rate risk management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities. We use computer models to simulate cash flows expected from our existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from our assets to meet the expected cash requirements of our liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. (The "duration" of a security is the time weighted present value of the security's expected cash flows and is used to measure a security's sensitivity to changes in interest rates.) When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in value of assets should be largely offset by a change in the value of liabilities. At June 30, 2001, the effective duration of our fixed maturity securities and short-term investments was approximately 6.46 years and the estimated duration of our insurance liabilities was approximately 6.78 years.

          If interest rates were to increase 10% from levels at June 30, 2001, we estimate that the fair value of our fixed maturity securities, net of corresponding changes in the values of deferred policy acquisition costs and insurance in force acquired would decrease by approximately $119,353,000. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

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

                 American Equity Investment Life Holding Company
                 -----------------------------------------------

                                    PART II.
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) In February, 2001, one employee exercised options to purchase 1,500 shares of common stock at $5.33 per share, 1,500 shares of common stock at $7.33 per share, and 1,500 shares of common stock at $9.67 per share, resulting in proceeds of approximately $33,500.

     In June, 2001, one employee purchased 52 shares of common stock at $9.67 per share, resulting in proceeds of approximately $500.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's annual shareholders meeting was held on June 7, 2001.

(b) and (c)    (i)  Election of the following directors to the Company's
                    Board of Directors:


                                                                 AGAINST OR
                                         FOR                     WITHHELD
                                     --------------------    ------------------
John C. Anderson                               12,210,896                     0
Robert L. Hilton                               12,210,896                     0
John M. Matovina                               12,210,896                     0

               (ii) Ratification of the appointment of Ernst & Young, LLP as
                    Independent Auditors for 2001. There were 12,183,896 votes cast for the ratification; 27,000 cast against; and 0 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:
               None

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                 American Equity Investment Life Holding Company
                 -----------------------------------------------

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 10, 2001          AMERICAN EQUITY INVESTMENT LIFE
                                  HOLDING COMPANY


                                   By:  /s/ David J. Noble
                                      -----------------------------------------
                                      David J. Noble, Chief Executive Officer
                                        (Principal Executive Officer)

                                   By:  /s/ Wendy L. Carlson
                                      ------------------------------------------
                                      Wendy L. Carlson, Chief Financial Officer
                                        (Principal Financial Officer)

                                   By:  /s/ Terry A. Reimer
                                      -----------------------------------------
                                      Terry A. Reimer, Executive Vice President
                                          (Principal Accounting Officer)