Form 10-Q
period 2001-09-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2001-11-14
CIK 1039828

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-25985

American Equity Investment Life Holding Company
(Exact name of registrant as specified in its charter)

Iowa (State of Incorporation)	42-1447959 (I.R.S. Employer Identification No.)

5000 Westown Parkway, Suite 440
West Des Moines, Iowa 50266
(Address of principal executive offices)

(515) 221-0002
(Telephone)

(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

APPLICABLE TO CORPORATE ISSUERS:
Shares of common stock outstanding at October 31, 2001: 14,532,294

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2001	December 31, 2000
Assets
Cash and investments:
Fixed maturity securities:
Available for sale, at market (amortized cost: 2001—$2,602,915; 2000—$1,523,376)	$2,595,487	$1,474,560
Held for investment, at amortized cost (market: 2001—$428,734; 2000—$365,023)	447,982	429,280
Equity securities, at market (cost: 2001—$11,575; 2000—$7,435)	10,706	6,671
Mortgage loans	49,516	—
Derivative instruments	18,522	34,707
Policy loans	300	264
Cash and cash equivalents	529,968	175,724

Total cash and investments	3,652,481	2,121,206
Receivable from other insurance companies	280	375
Premiums due and uncollected	1,405	1,256
Accrued investment income	37,368	21,398
Receivables from related parties	37,592	47,242
Property, furniture, and equipment, less allowances for depreciation of $2,946 in 2001 and $2,370 in 2000	1,592	1,032
Value of insurance in force acquired	282	520
Deferred policy acquisition costs	417,766	289,609
Intangibles, less accumulated amortization of $939 in 2001 and $797 in 2000	2,195	2,338
Deferred income tax asset	33,605	36,052
Federal income taxes recoverable	1,400	—
Other assets	5,201	2,913
Assets held in separate account	3,364	4,185

Total assets	$4,194,531	$2,528,126

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2001	December 31, 2000
Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$24,460	$20,354
Annuity and single premium universal life products	3,729,100	2,079,561
Other policy funds and contract claims	20,252	16,669
Provision for experience rating refunds	—	336
Amounts due to related party under General Agency Commission and Servicing Agreement	62,535	76,028
Other amounts due to related parties	—	4,000
Notes payable	50,000	44,000
Amounts due to reinsurers	14,318	—
Amounts due under repurchase agreements	—	110,000
Amounts due on securities purchased	69,880	—
Federal income taxes payable	—	50
Other liabilities	42,652	14,788
Liabilities related to separate account	3,364	4,185

Total liabilities	4,016,561	2,369,971
Minority interests in subsidiaries:
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts	99,894	99,503
Stockholders' equity:
Series Preferred Stock, par value $1 per share, 2,000,000 shares authorized; 625,000 shares of 1998 Series A Participating Preferred Stock issued and outstanding	625	625
Common Stock, par value $1 per share, 75,000,000 shares authorized; issued and outstanding: 2001—14,532,294 shares; 2000—14,530,242 shares	14,532	14,530
Additional paid-in capital	57,584	57,577
Accumulated other comprehensive loss	(2,258)	(16,876)
Retained earnings	7,593	2,796

Total stockholders' equity	78,076	58,652

Total liabilities and stockholders' equity	$4,194,531	$2,528,126

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Traditional life and accident and health insurance premiums	$3,266	$3,050	$9,881	$9,234
Annuity and single premium universal life product charges	3,288	2,657	9,135	5,945
Net investment income	42,044	28,052	100,489	61,801
Realized gains on sales of investments	69	80	808	6,276
Unrealized losses on derivatives	(8,903)	—	(5,775)	—

Total revenues	39,764	33,839	114,538	83,256
Benefits and expenses:
Insurance policy benefits and change in future policy benefits	3,176	2,457	7,768	6,559
Interest credited to account balances	27,526	16,714	63,042	41,303
Change in fair value of embedded derivatives	(12,591)	—	(6,104)	—
Interest expense on notes payable	744	676	2,395	1,523
Interest expense on General Agency Commission and Servicing Agreement	1,378	1,550	4,439	4,350
Interest expense on amounts due under repurchase agreements	173	958	1,123	2,676
Interest expense due to reinsurers	260	—	260	—
Amortization of deferred policy acquisition costs and value of insurance in force acquired	8,782	2,919	14,659	5,733
Other operating costs and expenses	5,498	4,101	13,066	11,525

Total benefits and expenses	34,946	29,375	100,648	73,669

Income before income taxes, minority interests and cumulative effect adjustment	4,818	4,464	13,890	9,587
Income tax expense	(926)	(827)	(2,707)	(1,271)
Minority interests in subsidiaries:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	(1,862)	(1,862)	(5,587)	(5,587)

Income before cumulative effect of change in accounting principle	2,030	1,775	5,596	2,729
Cumulative effect of change in accounting for derivatives	—	—	(799)	—

Net income	$2,030	$1,775	$4,797	$2,729

Earnings (loss) per common share:
Income before accounting change	$0.14	$0.12	$0.38	$0.19
Cumulative effect of change in accounting for derivatives	—	—	(0.05)	—

Earnings per common share	$0.14	$0.12	$0.33	$0.19

Earnings (loss) per common share—assuming dilution:
Income before accounting change	$0.11	$0.09	$0.30	$0.14
Cumulative effect of change in accounting for derivatives	—	—	(0.04)	—

Earnings per common share—assuming dilution	$0.11	$0.09	$0.26	$0.14

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance at January 1, 2000	$625	$4,712	$66,058	$(35,235)	$(1,836)	$34,324
Issuance of 9,424,620 shares of common stock pursuant to 3-for-1 stock split	—	9,425	(9,425)	—	—	—
Comprehensive income:
Net income for period	—	—	—	—	2,729	2,729
Change in net unrealized investment gains/losses	—	—	—	(738)	—	(738)

Total comprehensive income						1,991
Issuance of 451,687 shares of common stock	—	452	1,320	—	—	1,772
Acquisition of 90,625 shares of common stock	—	(91)	(553)	—	—	(644)

Balance at September 30, 2000	$625	$14,498	$57,400	$(35,973)	$893	$37,443

Balance at January 1, 2001	$625	$14,530	$57,577	$(16,876)	$2,796	$58,652
Comprehensive income:
Net income for period	—	—	—	—	4,797	4,797
Change in net unrealized investment gains/losses	—	—	—	14,618	—	14,618

Total comprehensive income						19,415
Issuance of 4,552 shares of common stock	—	5	29	—	—	34
Acquisition of 2,500 shares of common stock	—	(3)	(22)	—	—	(25)

Balance at September 30, 2001	$625	$14,532	$57,584	$(2,258)	$7,593	$78,076

  Total comprehensive income for the third quarter of 2001 was $7,549, and was comprised of net income of $2,030 and a decrease in net unrealized depreciation of available-for-sale fixed maturity securities and equity securities of $5,519.

  Total comprehensive income for the third quarter of 2000 was $14,297, and was comprised of net income of $1,775 and a decrease in net unrealized depreciation of available-for-sale fixed maturity securities and equity securities of $12,522.

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2001	2000
Operating activities
Net income	$4,797	$2,729
Cumulative effect of change in accounting for derivatives	799	—
Adjustments to reconcile net income to net cash used in operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	63,042	41,303
Annuity and single premium universal life product charges	(9,135)	(5,945)
Change in fair value of embedded derivatives	(6,104)	—
Increase in traditional life insurance and accident and health reserves	4,105	3,904
Policy acquisition costs deferred	(144,470)	(70,107)
Amortization of deferred policy acquisition costs	14,421	5,495
Provision for depreciation and other amortization	957	982
Amortization of discount and premiums on fixed maturity securities and derivative instruments	12,318	9,307
Realized gains on investments	(808)	(6,276)
Unrealized (gains) losses on derivatives	5,775	—
Deferred income taxes	(4,994)	(996)
Reduction of amounts due to related party under General Agency Commission and Servicing Agreement	(13,493)	(3,892)
Changes in other operating assets and liabilities:
Accrued investment income	(15,970)	(11,901)
Receivables from related parties	9,650	(28,141)
Federal income taxes recoverable/payable	(1,450)	167
Other policy funds and contract claims	3,583	4,252
Other amounts due to related parties	(4,000)	(1,431)
Other liabilities	5,662	(419)
Pending policyholder applications	22,049	(1,528)
Other	(2,397)	12,812

Net cash used in operating activities	(55,663)	(49,685)
Investing Activities
Sales, maturities, or repayments of investments:
Fixed maturity securities—available for sale	667,870	616,795
Equity securities	5,175	1,070
Derivative instruments	—	7,177

	673,045	625,042
Acquisition of investments:
Fixed maturity securities—available for sale	(1,653,468)	(1,004,902)
Fixed maturity securities—held for investment	—	(7,246)
Equity securities	(8,859)	(1,337)
Mortgage loans	(49,516)	—
Derivative instruments	(58,464)	(50,402)
Policy loans	(36)	(28)

	(1,770,343)	(1,063,915)
Purchases of property, furniture and equipment	(1,137)	(323)

Net cash used in investing activities	(1,098,435)	(439,196)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2001	2000
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	1,759,701	654,818
Return of annuity and single premium universal life policyholder account balances	(161,687)	(96,817)
Financing fees incurred and deferred	—	(216)
Proceeds from notes payable	6,000	11,500
Increase (decrease) in amounts due under repurchase agreements	(110,000)	17,987
Amounts due to reinsurers	14,318	—
Re-acquisition of common stock	(24)	(644)
Net proceeds from issuance of common stock	34	1,772

Net cash provided by financing activities	1,508,342	588,400

Increase in cash and cash equivalents	354,244	99,519
Cash and cash equivalents at beginning of period	175,724	5,882

Cash and cash equivalents at end of period	$529,968	$105,401

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest on notes payable and repurchase agreements	$3,626	$4,199
Income taxes—life subsidiary	9,150	2,100
Non-cash financing and investing activities:
Bonus interest deferred as policy acquisition costs	15,329	7,188
Advances to related party under General Agency Commission and Servicing Agreement deferred as policy acquisition costs	—	22,400

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of American Equity Investment Life Holding Company (the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited financial statements. Operating results for the three- and nine-month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to our consolidated financial statements and notes for the year ended December 31, 2000 included in our annual report on Form 10-K.

2.  Accounting Changes

The Financial Accounting Standards Board issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which became effective for the Company on January 1, 2001. Under SFAS No. 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of the changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any "ineffective" portion of a hedge is reported in earnings as it occurs.

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

During the nine months ended September 30, 2001, unrealized losses on investments of $5,775,000 represent the change in fair value on call options used as a hedge for the next-year income credit to the equity index annuities. The change in fair value of options embedded within the equity index products (including the forward options) was $6,104,000 for the nine months ended September 30, 2001. Amortization of deferred policy acquisition costs was decreased by $874,000 for the nine months ended September 30, 2001 as a result of the impact of SFAS No. 133. Excluding the effects of SFAS No. 133 discussed above, the Company's net income for the nine months ended September 30, 2001 would have been $4,814,000.

At January 1, 2001, the Company's financial statements were adjusted to record a cumulative effect of adopting this accounting change, as follows (in thousands):

Fair value adjustment related to:
Call options	$(14,537)
Equity index annuity liabilities	11,736
Adjustments for assumed changes in amortization of deferred policy acquisition costs	1,571
Deferred income tax benefit	431

Total	$(799)

3.  Changes in Amounts Due Under Repurchase Agreements

As part of its investment strategy, the Company enters into securities lending programs to increase its return on investments and improve its liquidity. These transactions are accounted for as amounts due under repurchase agreements (short-term collateralized borrowings). During the third quarter of 2001, there were borrowings outstanding for 18 days at an interest rate of 3.9%. The weighted average interest rate on amounts due under repurchase agreements was 6.48% for the nine months ended September 30, 2000.

4.  Line of Credit

The Company borrowed an additional $6,000,000 during the third quarter of 2001 under its variable rate revolving line of credit, bringing its total borrowings to the maximum credit limit of $50,000,000. The Company exercised an option to convert the line of credit to a term loan to be paid in fifteen equal quarterly installments beginning on December 31, 2001.

5.  General Agency Commission and Servicing Agreement

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

During the nine months ended September 30, 2001 and 2000, the Company paid renewal commissions to the Service Company of $17,588,000 and $16,227,000, respectively, which were used to reduce the amount due under the General Agency Commission and Servicing Agreement, and amounts attributable to imputed interest.

During 1999, the Company agreed to loan to the Service Company up to $50,000,000 pursuant to a promissory note bearing interest at the "reference rate" of the financial institution which is the Company's principal lender. Principal and interest are payable quarterly over five years from the date of the advance. At September 30, 2001 and December 31, 2000, the net amount advanced to the Service Company totaled $36,035,000 and $41,565,000, respectively.

6.  Reclassifications

Certain amounts in the unaudited consolidated financial statements for the period ended September 30, 2000 have been reclassified to conform to the financial statement presentation for September 30, 2001 and December 31, 2000. As discussed in Note 5, the Company has established a liability for future amounts due to a related party under the General Agency Commission and Servicing Agreement and revised prior financial statements to reflect such handling. The revisions have been handled as a reclassification and increased liabilities and deferred policy acquisition costs by $62,639,000 at September 30, 2000.

7.  Financial Reinsurance

Effective January 1, 2001, our life insurance subsidiary entered into a transaction treated as reinsurance under statutory accounting requirements and as financial reinsurance under GAAP with a subsidiary of Swiss Reinsurance Company ("Swiss Re") which includes a coinsurance segment on a 2% quota share basis and yearly renewable term segment reinsuring a portion of death benefits payable on annuities produced after January 1, 2001. The 2% quota share coinsurance transaction provides reinsurance to the extent of 2% of all risks associated with our annuity policies beginning with policies issued in January 2001. We receive a 2% expense allowance for this segment which is captured over a five-year period from the profits emerging from the reinsured block of policies. This segment of the reinsurance agreement has provided $20 million in statutory surplus benefit.

The second segment is yearly renewable term reinsurance whereby Swiss Re's subsidiary reinsures risks associated with the death benefits on our annuity products to the extent such benefits exceed the cash surrender values of the applicable contracts. We have received the maximum expense allowance allowable under this agreement of $15,000,000 as of September 30, 2001, which was equal to 2.25% to 3% of the first year premiums on annuities issued after January 2001.

The amount due to Swiss Re at September 30, 2001 was $14,318,000 with interest payable quarterly at the London Interbank Offered Rate (LIBOR) plus 1.4%. The interest rate at September 30, 2001 was 4.0%. This amount is paid rateably over a five year period.

8.  Earnings Per Share

The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Dollars in thousands, except per share data)
Numerator:
Income before cumulative effect of change in accounting principle	$2,030	$1,775	$5,596	$2,729
Cumulative effect of change in accounting for derivative instruments	—	—	(799)	—

Net income	$2,030	$1,775	$4,797	$2,729

Denominator:
Weighted average shares outstanding	14,530,990	14,481,214	14,533,567	14,361,087
Effect of dilutive securities:
Preferred stock	1,875,000	1,875,000	1,875,000	1,875,000
Warrants	20,004	20,004	20,004	20,004
Stock options and subscription rights	1,679,666	2,082,755	1,680,850	2,082,755
Deferred compensation agreements	753,349	779,592	753,590	779,592

Adjusted weighted average shares outstanding	18,859,009	19,238,565	18,863,011	19,118,438

Earnings (loss) per common share:
Income before accounting change	$0.14	$0.12	$0.38	$0.19
Cumulative effect of change in accounting for derivative instruments	—	—	(0.05)	—

Earnings per common share	$0.14	$0.12	$0.33	$0.19

Earnings (loss) per common share — assuming dilution
Income before accounting change	$0.11	$0.09	$0.30	$0.14
Cumulative effect of change in accounting for derivative instruments	—	—	(0.04)	—

Diluted earnings per common share	$0.11	$0.09	$0.26	$0.14

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis reviews our consolidated financial position at September 30, 2001, and the consolidated results of operations for the periods ended September 30, 2001 and 2000, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission, press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things:

  •
  general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated therewith, the market value of our investments and the lapse rate and profitability of policies

  •
  customer response to new products and marketing initiatives

  •
  mortality and other factors which may affect the profitability of our products

  •
  changes in Federal income tax laws and regulations which may affect the relative income tax advantages of our products

  •
  increasing competition in the sale of annuities

  •
  regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products

  •
  the risk factors or uncertainties listed from time to time in our private placement memorandums or filings with the Securities and Exchange Commission

Results of Operations

Three and Nine Months Ended September 30, 2001 and 2000

Our business has continued to grow rapidly, with reserves for annuities and single premium universal life policies increasing from $1,342,256,000 at December 31, 1999 to $2,079,561,000 at December 31, 2000 and $3,729,100,000 at September 30, 2001. Deposits from sales of annuities and single premium universal life policies during the nine months ended September 30, 2001 increased 169% to $1,759,701,000 compared to $654,818,000 for the same period in 2000. The increased production is a direct result of the growth in our agency force which increased from 18,000 agents at December 31, 1999 to 22,000 agents at December 31, 2000 and 31,000 agents at September 30, 2001.

Our net income increased 14% to $2,030,000 for the third quarter of 2001, and 76% to $4,797,000 for the nine months ended September 30, 2001 compared to $1,775,000 and $2,729,000, respectively, for the same periods in 2000. These increases are primarily attributable to an increase in net investment income during the first quarter of 2001, the effect of which is magnified by the decline in net investment income experienced during the first quarter of 2000 caused by the total return swap agreement discussed below.

Traditional life and accident and health insurance premiums increased 7% to $3,266,000 for the third quarter of 2001, and increased 7% to $9,881,000 for the nine months ended September 30, 2001 compared to $3,050,000 and $9,234,000, respectively, for the same periods in 2000. These changes are principally attributable to corresponding changes in direct sales of life products.

Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) increased 24% to $3,288,000 for the third quarter of 2001, and 54% to $9,135,000 for the nine months ended September 30, 2001 compared to $2,657,000 and $5,945,000, respectively, for the same periods in 2000. These increases are principally attributable to the growth in our annuity business and correspondingly, an increase in annuity policy withdrawals subject to surrender charges. Withdrawals from annuity and single premium universal life policies were $161,687,000 for the nine months ended September 30, 2001 compared to $96,817,000 for the same period in 2000.

Net investment income increased 50% to $42,044,000 in the third quarter of 2001, and 63% to $100,489,000 for the nine months ended September 30, 2001 compared to $28,052,000 and $61,801,000, respectively, for the same periods in 2000. Invested assets (amortized cost basis) increased 63% to $3,101,606,000 at September 30, 2001 compared to $1,904,245,000 at September 30, 2000, while the effective yield earned on invested assets (excluding cash and cash equivalents) was 7.3% for the nine months ended September 30, 2001 compared to 7.6% for the same period in 2000.

Realized gains (losses) on the sale of investments consisted of an increase in realized gains of $69,000 in the third quarter of 2001 compared to $80,000 for the same period in 2000. For the nine months ended September 30, 2001, the Company had realized gains of $808,000 compared to $6,276,000 for the same period in 2000. In the first nine months of 2000, net realized gains of $6,276,000 included: (i) realized gains of $7,177,000 attributable to gains on the termination of total return swap agreements for which there was an offsetting impact on net investment income and (ii) realized losses of $901,000 on the sale of certain corporate fixed maturity securities. The investment program involving the total return swap agreements was terminated in February, 2000.

Unrealized losses on derivatives were $8,903,000 in the third quarter of 2001, and $5,775,000 for the nine months ended September 30, 2001. These amounts arise from the adoption of SFAS No. 133 as of January 1, 2001, which requires the recognition of unrealized gains from the change in fair value of derivative securities. See Note 2 of the Notes to Consolidated Financial Statements.

Traditional life and accident and health insurance benefits increased 29% to $3,176,000 in the third quarter of 2001, and increased 18% to $7,768,000 for the nine months ended September 30, 2001 compared to $2,457,000 and $6,559,000, respectively, for the same periods in 2000. These increases are principally attributable to an increase in death benefits and surrenders.

Interest credited to annuity and single premium universal life policyholder account balances increased 65% to $27,526,000 in the third quarter of 2001, and 53% to $63,042,000 for the nine months ended September 30, 2001 compared to $16,714,000 and $41,303,000, respectively, for the same periods in 2000. These increases are principally attributable to the increase in annuity liabilities. For the nine months ended September 30, 2001, the weighted average crediting rate for our fixed rate annuity liabilities, excluding interest rate and premium bonuses guaranteed for the first year of the annuity contract, was 5.62%, compared to 5.15% for the same period in 2000. The weighted average crediting rate, including interest rate and premium bonuses guaranteed for the first year of the annuity contract, was 6.12% for the nine months ended September 30, 2001 compared to 6.07% for the same period in 2000.

Change in market value of embedded derivatives consisted of a decrease of $12,591,000 in the third quarter of 2001, and a decrease of $6,104,000 for the nine months ended September 30, 2001. These amounts arise from the adoption of SFAS No. 133 as of January 1, 2001, which requires recognition of the change in estimated fair value of equity index annuity reserves. See Note 2 of the Notes to Consolidated Financial Statements.

Interest expense on notes payable increased 10% to $744,000 for the third quarter of 2001, and 57% to $2,395,000 for the nine months ended September 30, 2001 compared to $676,000 and $1,523,000, respectively, for the same periods in 2000. These increases are attributable to increases in the outstanding borrowings during 2000 and 2001, offset in part by a decrease in the applicable interest rate from 7.99% to 6.64%.

Interest expense on General Agency Commission and Servicing Agreement decreased 11% to $1,378,000 for the third quarter of 2001, and 2% to $4,439,000 for the nine months ended September 30, 2001, compared to $1,550,000 and $4,350,000, respectively, for the same periods in 2000. The decrease for the third quarter of 2001 was principally attributable to a decrease in the amounts due under General Agency Commission and Servicing Agreement. The increase for the nine months ended September 30, 2001 was due to an increase in the amount of renewal commissions paid by our life subsidiary to the Service Company under this Agreement as compared to 2000. See Note 5 of the Notes to Consolidated Financial Statements.

Interest expense on amounts due under repurchase agreements decreased 82% to $173,000 in the third quarter of 2001, and 58% to $1,123,000 for the nine months ended September 30, 2001 compared to $958,000 and $2,676,000, respectively, for the same periods in 2000. These decreases are principally attributable to a decrease in the average balances outstanding. See Note 3 of the Notes to Consolidated Financial Statements.

Amortization of deferred policy acquisition costs and value of insurance in force acquired increased 201% to $8,782,000 in the third quarter of 2001, and 156% to $14,659,000 for the nine months ended September 30, 2001 compared to $2,919,000 and $5,733,000, respectively, for the same periods in 2000. These increases are primarily due to the growth in our annuity business as discussed above, offset in part by a decrease of $874,000 resulting from SFAS No. 133. See Note 2 of the Notes to Consolidated Financial Statements.

Other operating costs and expenses increased 34% to $5,498,000 in the third quarter of 2001, and 13% to $13,066,000 for the nine months ended September 30, 2001 compared to $4,101,000 and $11,525,000, respectively, for the same periods in 2000. These increases are principally attributable to increases in marketing expenses, employees, and related salaries and costs of employment.

Income tax expense increased 12% to $926,000 in the third quarter of 2001 and increased 113% to $2,707,000 for the nine months ended September 30, 2001 compared to $827,000 and $1,271,000, respectively, for the same periods in 2000. The increases are principally due to increases in pretax income. The effective income tax rate for the 2001 periods is less than the applicable statutory federal income tax rate of 35% because of (i) tax benefits for earnings attributable to redeemable preferred securities of subsidiary trusts and (ii) state income tax benefits on the parent company's non-life loss (life insurance subsidiary taxable income is taxed at the 35% federal income tax rate and not generally subject to state income taxes).

Financial Condition

Cash and investments increased 72% during the nine months ended September 30, 2001 as a result of the growth in our annuity business discussed above. At September 30, 2001, the fair value of our available-for-sale fixed maturity securities and equity securities was $8,297,000 less than the amortized cost of those investments. At September 30, 2001, the amortized cost of our fixed maturity securities held for investment exceeded the market value by $19,248,000.

We did not issue any debt securities during the first nine months of 2001. For information related to borrowings under the Company's variable rate revolving line of credit, see Note 7 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K.

Effective January 1, 2001, our life insurance subsidiary entered into a transaction treated as reinsurance under statutory accounting requirements and as financial reinsurance under GAAP with a subsidiary of Swiss Reinsurance Company ("Swiss Re") which includes a coinsurance segment on a 2% quota share basis and yearly renewable term segment reinsuring a portion of death benefits payable on annuities produced after January 1, 2001. The 2% quota share coinsurance transaction provides reinsurance to the extent of 2% of all risks associated with our annuity policies beginning with policies issued in January 2001. We receive a 2% expense allowance for this segment which is captured over a five-year period from the profits emerging from the reinsured block of policies. This segment of the reinsurance agreement has provided $20 million in statutory surplus benefit.

The second segment is yearly renewable term reinsurance whereby Swiss Re's subsidiary reinsures risks associated with the death benefits on our annuity products to the extent such benefits exceed the cash surrender values of the applicable contracts. We have received the maximum expense allowance allowable under this agreement of $15,000,000 as of September 30, 2001, which was equal to 2.25% to 3% of the first year premiums on annuities issued after January 2001.

The statutory capital and surplus of our life insurance subsidiary at September 30, 2001 was $184,191,000. The life insurance subsidiary made surplus note interest payments to us of $1,756,000 during the nine months ended September 30, 2001. For the remainder of 2001, up to $12,749,000 can be distributed by the life insurance subsidiary as dividends without prior regulatory approval. We contributed an additional $10,000,000 of capital to our life insurance subsidiary during the third quarter of 2001. The capital and surplus of our life insurance subsidiary was reduced by the change in net unrealized losses on derivatives of $5,775,000 as of September 30, 2001.

Dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. Our life insurance subsidiary had $14,715,000 of earned surplus at September 30, 2001.

The transfer of funds by our life insurance subsidiary is also restricted by certain covenants in our loan agreements, which, among other things, require the life insurance subsidiary to maintain statutory capital and surplus (including asset valuation and interest maintenance reserves) equal to a minimum of $140,000,000 plus 25% of statutory net income and 75% of the capital contributions to life insurance subsidiary for periods subsequent to December 31, 2000. Under the most restrictive of these limitations, $28,490,000 of the life insurance subsidiary's earned surplus at September 30, 2001 would be available for distribution by the life insurance subsidiary.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

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

We seek to maximize the total return on our available for sale investments through active investment management. Accordingly, we have determined that our available for sale portfolio of fixed maturity securities is available to be sold in response to: (i) changes in market interest rates; (ii) changes in relative values of individual securities and asset sectors; (iii) changes in prepayment risks; (iv) changes in credit quality outlook for certain securities; (v) liquidity needs: and (vi) other factors.

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

A major component of our interest rate risk management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities. We use computer models to simulate cash flows expected from our existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from our assets to meet the expected cash requirements of our liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. (The "duration" of a security is the time weighted present value of the security's expected cash flows and is used to measure a security's sensitivity to changes in interest rates.) When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in value of assets should be largely offset by a change in the value of liabilities. At September 30, 2001, the effective duration of our fixed maturity securities and short-term investments was approximately 7.84 years and the estimated duration of our insurance liabilities was approximately 7.10 years.

If interest rates were to increase 10% from levels at September 30, 2001, we estimate that the fair value of our fixed maturity securities, net of corresponding changes in the values of deferred policy acquisition costs and insurance in force acquired would decrease by approximately $130,379,000. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

Our investments in equity index call options are closely matched with our obligations to equity-indexed annuity holders. Market value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for equity-indexed products.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

    10.9  Coinsurance and Yearly Renewable Term Reinsurance Agreement

  (b)
  No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
Date: November 13, 2001	By:	/s/ DAVID J. NOBLE David J. Noble, Chief Executive Officer (Principal Executive Officer)
	By:	/s/ WENDY L. CARLSON Wendy L. Carlson, Chief Financial Officer (Principal Financial Officer)
	By:	/s/ TERRY A. REIMER Terry A. Reimer, Executive Vice President (Principal Accounting Officer)

QuickLinks

  ITEM 1. FINANCIAL STATEMENTS
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY CONSOLIDATED BALANCE SHEETS (Continued) (Dollars in thousands, except per share data) (Unaudited)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data) (Unaudited)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands, except per share data) (Unaudited)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2001 (Unaudited)
SIGNATURES