Form 10-K405/A
period 1999-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2002-01-09
CIK 1039828

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

     (Mark One)

                                  Amendment No. 1

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this From 10-K. [X]

     This Amendment No. 1 to Form 10-K is being filed for the following purposes: (i) to expand the disclosure under Item 7A concerning market risk associated with our invested assets, including derivative securities; (ii) to reclassify certain financial statement items pertaining to our commitments to a related party and to expand the disclosure of such commitments in our financial statement footnotes; and (iii) to disclose amounts of premiums and deposits by product type. For specific changes, see Item 7A, the Consolidated Balance Sheets, the Consolidated Statements of Operations, Consolidated Statements of Cash Flows, and Notes 1, 8 and 9 to the Consolidated Financial Statements.

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

         For information regarding unregistered sales of equity securities during 1999, see our Form 10-Qs for the quarters ending June 30, 1999 and September 30, 1999.

Item 6.  Selected Consolidated Financial Data

         The following selected consolidated financial data as of and for the periods indicated should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this report.

                                                                  Year Ended December 31
                                          -------------------------------------------------------------------
                                               1999               1998            1997               1996
                                          --------------      ------------     ------------       -----------
STATEMENT OF OPERATIONS DATA:
Revenues
   Insurance policy income                $   13,746,532      $ 11,170,655     $ 11,436,803       $14,554,714
   Net investment income                      64,609,612        26,356,472        4,018,617           865,155
   Realized gains on investments               1,454,417           426,782              --                --
                                          --------------      ------------     ------------       -----------
      Total revenues                          79,810,561        37,953,909       15,455,420        15,419,869

Benefits and expenses
   Insurance policy benefits and change
    in future polic benefits                   7,231,895         6,084,893        7,440,080         8,787,700
   Interest credited to account balances      41,726,895        15,837,912        2,129,686            77,831
   Interest expense on notes payable             896,383           788,770          979,826           493,801
   Interest expense on General Agency
    Commission and Servicing Agreement         3,861,325         1,652,479          182,839               --
   Interest expense on amounts due under
    repurchase agreements                      3,490,849         1,528,718          291,547               --
   Amortization of deferred policy
    acquisition costs and value
    of insurance in force acquired             7,378,946         2,293,654          960,193           879,916
   Amortization of goodwill                       70,000            70,000           70,000            17,500
   Other operating costs and expenses         12,058,398         8,692,813        8,160,863         6,302,094
                                          --------------      ------------     ------------       -----------
      Total benefits and expenses             76,714,691        36,949,239       20,215,034        16,558,842
                                          --------------      ------------     ------------       -----------

Income (loss) before income taxes              3,095,870         1,004,670       (4,759,614)       (1,138,973)
Income tax (expense) benefit                   1,369,835          (760,483)       1,390,226               --
                                          --------------      ------------     ------------       -----------
                                               4,465,705           244,187       (3,369,388)       (1,138,973)
Minority interest in earnings of
 subsidiaries:
   Earnings attributable to company-
    obligated mandatorily redeemable
    preferred securities of subsidiary
    trusts                                    (2,022,359)              --               --                --
                                          --------------      ------------     ------------       -----------
Net income (loss)                         $    2,443,346      $    244,187     $ (3,369,388)      $(1,138,973)
                                          ==============      ============     ============       ===========

PER SHARE DATA:
Basic earnings (loss) per common share    $         0.52      $       0.05     $      (2.11)      $     (1.90)
Diluted earnings (loss) per common share            0.42              0.05            (2.11)            (1.90)
Dividends declared per common share                 0.02               --               --                --

BALANCE SHEET DATA (at period end):
Total assets                              $1,717,619,284      $708,109,513     $239,711,137       $35,214,597
Policy benefit reserves                    1,358,875,848       541,082,179      155,998,268        11,846,566
Notes payable                                 20,600,000        10,000,000       10,000,000        10,000,000
Trust preferred securities issued by
 subsidiary trusts                            98,981,629               --               --                --
Stockholders' equity                          34,324,291        66,130,521       54,426,049        10,137,102

OTHER FINANCIAL DATA:
Life subsidiary statutory capital and
 surplus at December 31                   $  139,855,053      $ 80,947,913     $ 64,709,809       $17,302,272
Life subsidiary statutory net income
 for the year ended December 31               17,837,476         4,803,545        4,470,284         1,174,811


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

     Amortization of deferred policy acquisition costs and value of insurance in force acquired increased 222% to $7,378,946 in 1999 and 139% to $2,293,654 in 1998 from $960,193 in 1997. These increases are primarily due to the growth in our annuity business as discussed above.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     We seek to invest our available funds in a manner that will maximize shareholder value and fund future obligations to policyholders and debtors, subject to appropriate risk considerations. We seek to meet this objective through investments that: (i) consist predominantly of the investment grade fixed maturity securities of very high credit quality; (ii) have projected returns which satisfy our spread targets; and (iii) have characteristics which support the underlying liabilities. Many of our products incorporate surrender charges, market interest rate adjustments or other features to encourage persistency.

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

     The primary risk associated with the futures contract and the total return swaps is the risk that interest rate fluctuations result in unfavorable price movements. At December 31, 1999, a decrease of 25 basis points in the applicable interest rate on our total return swaps would produce a decline in value of approximately $3,700,000 on swaps representing short positions (which would be offset at least in part by a gain on the swaps representing long positions), and an increase of 25 basis points in the applicable interest rate would produce a decline in value of approximately $4,800,000 on swaps representing long positions (which would be offset at least in part by a gain on the swaps representing short positions).

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of January, 2002.

                                        AMERICAN EQUITY INVESTMENT
                                        LIFE HOLDING COMPANY

                                        By: /s/ D.J. NOBLE
                                            -----------------------------------
                                            D.J. Noble, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                                   Title (Capacity)                         Date
---------                                   ----------------                         ----
/s/ D.J. NOBLE               Chairman of the Board and President,                January 8, 2002
------------------------       (Principal Executive Officer)
D.J. Noble

/S/ WENDY L. CARLSON         Chief Financial Officer and General Counsel         January 8, 2002
------------------------        (Principal Financial Officer)
Wendy L. Carlson

/s/ TERRY A. REIMER          Chief Operating Officer and Executive
------------------------       Vice President (Principal Accounting Officer      January 8, 2002
Terry A. Reimer

/s/ JAMES M. GERLACH         Director                                            January 8, 2002
------------------------
James M. Gerlach

/s/ ROBERT L. HILTON         Director                                            January 8, 2002
------------------------
Robert L. Hilton

/s/ BEN T. MORRIS            Director                                            January 8, 2002
------------------------
Ben T. Morris

/s/ DAVID S. MULCAHY         Director                                            January 8, 2002
------------------------
David S. Mulcahy

/s/ A.J. STRICKLAND, III     Director                                            January 8, 2002
------------------------
A.J. Strickland, III

/s/ HARLEY A. WHITFIELD      Director                                            January 8, 2002
------------------------
Harley A. Whitfield

/s/ JOHN C. ANDERSON         Director                                            January 8, 2002
------------------------
John C. Anderson


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


                                       /s/ Ernst & Young LLP

Des Moines, Iowa
March 1, 2000

                 American Equity Investment Life Holding Company
                           Consolidated Balance Sheets

                                                                                         December 31
                                                                                 1999                  1998
                                                                            --------------         ------------
    Assets
    Cash and investments:
        Fixed maturity securities:
           Available-for-sale, at market (amortized cost:
            1999 - $1,070,465,367; 1998 - $600,300,562)                     $  997,019,819         $601,897,562
           Held for investment, at amortized cost
             (market: 1999 - $315,974,664)                                     398,467,247                  --
        Equity securities, at market
            (cost: 1999 - $8,019,999)                                            7,613,489                  --
        Derivative instruments                                                  44,209,883           16,171,621
        Policy loans                                                               231,068              192,184
        Cash and cash equivalents                                                5,881,515           15,891,779
                                                                            --------------         ------------
    Total cash and investments                                               1,453,423,021          634,153,146

    Receivable from other insurance companies                                      597,956              616,737
    Premiums due and uncollected                                                 1,097,105            1,684,698
    Accrued investment income                                                   14,183,386            2,946,796
    Receivables from related parties                                            18,896,009               89,427
    Property, furniture and equipment, less accumulated
     depreciation: 1999 - $1,632,011; 1998 - $859,085                            1,346,325            1,242,228
    Value of insurance in force acquired                                           752,427            1,068,906
    Deferred policy acquisition costs                                          178,800,329           57,103,449
    Intangibles, less accumulated amortization
       1999 -  $681,412; 1998 -  $472,306                                        2,238,004              646,142
    Deferred income tax asset                                                   43,036,868            8,289,499
    Federal income taxes recoverable                                             1,662,522                   --
    Other assets                                                                 1,214,545              117,035
    Assets held in separate account                                                370,787              151,450
                                                                            --------------         ------------
    Total assets                                                            $1,717,619,284         $708,109,513
                                                                            ==============         ============



See accompanying notes.

                 American Equity Investment Life Holding Company
                           Consolidated Balance Sheets

                                   (continued)

                                                                                       December 31
                                                                              1999                 1998
                                                                       -------------------- --------------------
    Liabilities and Stockholders' Equity
    Liabilities:
       Policy benefit reserves:
           Traditional life and accident and health
            insurance products                                              $   15,059,895         $ 11,317,156
           Annuity and single premium universal life products                1,343,815,953          529,765,023
       Other policy funds and contract claims                                   11,553,574            6,315,598
       Provision for experience rating refunds                                     544,610              833,679
       Amounts due to related party under General Agency
        Commission and Servicing Agreement                                      52,115,834           25,097,677
       Other amounts due to related parties                                     10,003,258            2,438,600
       Notes payable                                                            20,600,000           10,000,000
       Amounts due under repurchase agreements                                  86,968,750           49,000,000
       Amounts due on securities purchased                                      29,713,749                   --
       Federal income taxes payable                                                    --             1,648,822
       Other liabilities                                                        13,566,954            5,410,987
       Liabilities related to separate account                                     370,787              151,450
                                                                       -------------------- --------------------
    Total liabilities                                                        1,584,313,364          641,978,992

    Commitments and contingencies

    Minority interest in subsidiaries:  company-obligated
     mandatorily redeemable preferred securities of
     subsidiary trusts                                                          98,981,629                  --

    Stockholders' equity:
    Series Preferred Stock, par value $1 per share, 2,000,000 shares authorized; 625,000 shares of 1998 Series A Participating
     Preferred Stock issued and outstanding                                        625,000              625,000
    Common Stock, par value $1 per share - 25,000,000 shares
     authorized; issued and outstanding:
     1999 - 4,712,310 shares; 1998 - 4,581,962 shares                            4,712,310            4,581,962
    Additional paid-in capital                                                  66,057,863           64,783,117
    Accumulated other comprehensive income (loss)                              (35,234,635)             420,035
    Retained-earnings deficit                                                   (1,836,247)          (4,279,593)
                                                                       -------------------- --------------------
    Total stockholders' equity                                                  34,324,291           66,130,521
                                                                       -------------------- --------------------
    Total liabilities and stockholders' equity                         $     1,717,619,284  $       708,109,513
                                                                       ==================== ====================


See accompanying notes

                 American Equity Investment Life Holding Company

                      Consolidated Statements of Operations

                                                                             Year ended December 31
                                                                  1999                 1998              1997
                                                               -----------         -----------         -----------
     Revenues:
        Traditional life and accident and
         health insurance premiums                             $10,294,437         $10,528,108         $11,424,907
        Annuity and single premium
         universal life product charges                          3,452,095             642,547          11,896
        Net investment income                                   64,609,612          26,356,472           4,018,617
        Realized gains on investments                            1,454,417             426,782                 --
                                                               -----------         -----------         -----------
     Total revenues                                             79,810,561          37,953,909          15,455,420

     Benefits and expenses:
        Insurance policy benefits and change
         in future policy benefits                               7,231,895           6,084,893           7,440,080
        Interest credited to account balances                   41,726,895          15,837,912           2,129,686
        Interest expense on notes payable                          896,383             788,770             979,826
        Interest expense on General Agency
         Commission and Servicing Agreement                      3,861,325           1,652,479             182,839
        Interest expense on amounts due
         under repurchase agreements                             3,490,849           1,528,718             291,547
        Amortization of deferred policy
         acquisition costs and value of
         insurance in force acquired                             7,378,946           2,293,654             960,193
        Amortization of goodwill                                    70,000              70,000              70,000
        Other operating costs and expenses                      12,058,398           8,692,813           8,160,863
                                                               -----------         -----------         -----------
     Total benefits and expenses                                76,714,691          36,949,239          20,215,034
                                                               -----------         -----------         -----------
     Income (loss) before income taxes                           3,095,870           1,004,670          (4,759,614)

     Income tax benefit (expense):
        Current                                                (14,188,656)         (5,311,080)         (2,565,057)
        Deferred                                                15,558,491           4,550,597           3,955,283
                                                               -----------         -----------         -----------
                                                                 1,369,835            (760,483)          1,390,226
     Minority interests in subsidiaries:
        Earnings attributable to company-
         obligated mandatorily redeemable preferred
         securities of subsidiary trusts                        (2,022,359)                --                  --
                                                               -----------         -----------         -----------
     Net income (loss)                                         $ 2,443,346         $   244,187         $(3,369,388)
                                                               ===========         ===========         ===========

     Basic earnings (loss) per common share                    $      0.52         $      0.05         $     (2.11)
                                                               ===========         ===========         ===========
     Diluted earnings (loss) per common share                  $      0.42         $      0.05         $     (2.11)
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
==========         ===========     ============        ===========        ============


See accompanying notes.

                American Equity Investment Life Holding Company

                      Consolidated Statements of Cash Flows


                                                                             Year ended December 31
                                                                 1999                1998                   1997
                                                            ------------         ------------          --------------
Operating activities
Net income (loss)                                           $  2,443,346         $    244,187          $  (3,369,388)
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
   Adjustments related to interest sensitive products:
      Interest credited to account balances                   41,726,895           15,837,912              2,129,686
      Annuity and single premium universal life               (3,452,095)            (642,547)               (11,896)
       product charges
   Increase in traditional life and accident and
    health insurance reserves                                  3,742,739            1,629,777                287,197
   Policy acquisition costs deferred                         (62,828,981)         (19,291,978)            (2,782,517)
   Amortization of deferred policy acquisition costs           7,062,467            2,019,560                578,193
   Amortization of discount and premiums on
    fixed maturity securities and derivative
    instruments                                              (10,765,015)         (12,975,476)              (997,853)
   Provision for depreciation and other amortization           1,298,511              991,569                913,168
   Compensation expense related to issuance of
    stock options and warrants                                       --                   --                 628,000
   Realized gains on investments                              (1,454,417)            (426,782)                   --
   Deferred income taxes                                     (15,558,491)          (4,550,597)            (3,955,283)
   Reduction of amounts due to related party under
    General Agency Commission and Servicing Agreement         (3,140,037)          (3,675,402)              (192,376)
   Change in other operating assets and liabilities:
      Federal income taxes recoverable                        (1,662,522)                 --                     --
      Federal income taxes payable                            (1,648,822)            (913,920)             2,562,742
      Accrued investment income                              (11,236,590)          (1,184,172)            (1,347,769)
      Other policy funds and contract claims                   5,237,976            3,960,442              1,279,542
      Receivables from related parties                       (18,806,582)             (52,045)                    --
      Other liabilities                                        8,155,967            2,907,964              1,297,281
   Other                                                        (650,621)             (72,751)              (271,762)
                                                            ------------         ------------          --------------
   Net cash used in operating activities                     (61,536,272)         (16,194,259)            (3,253,035)



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

Certain policies of the Company include provisions for refunds of premiums based upon annual experience of the underlying business equal to net premiums received less a 16% administrative fee and less claims incurred. Such amounts (1999 -$1,206,348; 1998 - $523,807; and 1997 - $711,129) are reported as a reduction of traditional life and accident and health insurance premiums in the consolidated statements of operations.

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

Premiums and Deposits by Product Type

The Company markets equity-index annuities, fixed rate annuities, a variable annuity and life insurance. In connection with its reinsured group life business, the Company also collects renewal premiums on certain accident and health policies. Premium receipts (after cancellations) by product category collected during 1999, 1998 and 1997 were as follows:

PRODUCT TYPE                        1999               1998              1997
------------                        ----               ----              ----
FIXED ANNUITIES:
    Equity Index                $ 551,278,000       $ 163,470,000     $  34,836,000
    Fixed Rate                    264,848,000         214,447,000       107,018,000

LIFE INSURANCE:                    10,025,000          10,155,000        10,867,000

ACCIDENT AND HEALTH
RENEWALS:                             269,000             373,000           558,000

VARIABLE ANNUITIES:                   219,000             151,000                --
                                -------------       -------------     -------------
                                $ 826,639,000       $ 388,596,000     $ 153,279,000
                                =============       =============     =============

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

                                                        Available-for-sale                 Held for investment
                                                ----------------------------------   -------------------------------
                                                   Amortized           Estimated        Amortized        Estimated
                                                     Cost             Fair Value          Cost          Fair Value
                                                ---------------       ------------   ---------------    ------------
  Due after one year through five years         $   13,815,639        $ 13,480,248   $        --        $       --
  Due after five years through ten years           148,996,868         144,701,650            --                --
  Due after ten years through twenty years         492,734,730         469,617,702            --                --
  Due after twenty years                           312,972,022         270,905,383    398,467,247        315,974,664
                                                --------------        ------------   ------------       ------------
                                                   968,519,259         898,704,983    398,467,247        315,974,664

  Mortgage-backed and asset-backed
    securities                                     101,946,108          98,314,836            --                 --
                                                --------------        ------------   ------------       ------------
                                                $1,070,465,367        $997,019,819   $398,467,247       $315,974,664
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

The above-described amendments to the General Agency Commission and Servicing Agreement resulted from the ability and willingness of the Service Company to assume differing levels of commitments under the General Agency Commission and Servicing Agreement.

In connection with the General Agency Commission and Servicing Agreement, the Company records commissions and a related payable for amounts paid by the Service Company. Interest expense is recorded based upon estimated future payments to the Service Company based upon an imputed interest rate (assumed to be 9.0%) for each of the periods presented. Estimated future payments are evaluated regularly and the imputed interest rate will be adjusted when deemed necessary. During the years ended December 31, 1999, 1998 and 1997, the Service Company paid $37,722,852, $19,933,480, and $11,470,576 respectively, to agents of the Company. The Company paid renewal commissions to the Service Company of $14,566,020, $6,781,288 and $1,360,410,
respectively, which were used to reduce the amount due under commission and servicing agreement, and amounts attributable to imputed interest.

From January, 1997 to July, 1999, the Service Company borrowed approximately $45,000,000 from David J. Noble, Chairman, Chief Executive Officer and President of the Company as the source of funding its portion of producing agents' commission payments. During 1999, the Company agreed to loan the Service Company up to $50,000,000 as an alternate source of funds for such first year commissions, and the Company had advanced $18,175,000 to the Service Company through December 31, 1999 pursuant to the promissory note evidencing this agreement. Principal and interest on all loans to the Service Company are payable quarterly over five years from the date of the advance. Interest on all such indebtedness accrues at "reference rate" of the financial institution which is the Company's principal lender. This rate averaged 7.98% in 1999, 8.38% in 1998 and 8.44% in 1997. The Service Company repays the above described indebtedness from the renewal commissions paid to it under the General Agency Commission and Servicing Agreement.


9.  Minority Interests in Subsidiary Trusts

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

Also during 1999, American Equity Capital Trust II ("Trust II"), a wholly-owned subsidiary of the Company, issued 97,000 shares of 5% Trust Preferred Securities (the "5% Trust Preferred Securities") to Iowa Farm Bureau Federation, which owns more than 50% of the voting capital stock of FBL Financial Group, Inc. ("FBL"), parent company of Farm Bureau Life Insurance Company ("Farm Bureau"). Farm Bureau beneficially owns 33.27% of our common stock. The 5% Trust
Preferred Securities, which have a liquidation value of $100 per share ($97,000,000 in the aggregate), have been assigned a fair value of $72,490,000 (based upon an effective 7% yield-to-maturity). The consideration received by Trust II in connection with the issuance of the 5% Trust Preferred Securities consisted of fixed income trust preferred securities of equal value which were issued by FBL.

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

11. Life Insurance Subsidiary

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

                                   Schedule II

                  Condensed Financial Information of Registrant

                                (Parent Company)

                 American Equity Investment Life Holding Company

                       Condensed Statements of Cash Flows

                                                                                         Year ended December 31
                                                                                 1999             1998            1997
                                                                              ------------    ------------    ------------
Operating activities
Net income (loss)                                                             $  2,443,346    $    244,187    $(3,369,388)
Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Provision for depreciation and amortization                                   446,136         401,624         306,082
     Accrual of discount on fixed maturity security                               (333,753)             --              --
     Compensation expense related to issuance of stock options and warrants             --              --         628,000
     Equity in undistributed loss (income) of subsidiaries                        (559,486)     (1,539,644)      1,292,024
     Minority interest in subsidiaries - earnings attributable to company-
          obligated mandatorily redeemable preferred securities
          of subsidiary trusts                                                   2,022,359              --              --
     Accrual of discount on debentures issued to subsidiary trusts                 521,489              --              --
     Deferred income taxes                                                      (1,963,212)             --              --
     Changes in operating assets and liabilities:
         Receivable from subsidiaries                                           (3,194,630)        126,775         (85,509)
         Receivable from related party                                            (613,327)             --              --
         Investment income due and accrued                                        (546,666)             --              --
         Other assets                                                               27,699         (25,657)         (2,042)
         Payable to subsidiaries                                                     1,850         (17,247)       (733,313)
         Amounts due to related parties                                          2,591,370              --              --
         Other liabilities                                                        (341,620)        481,802         128,634
                                                                              ------------    ------------     ------------
Net cash provided by (used in) operating activities                                501,555        (328,160)     (1,835,512)



                                                                                         Year ended December 31
                                                                                 1999             1998            1997
                                                                              ------------    ------------     ------------
Investing activities
Capital contributions to subsidiaries                                           (6,075,159)     (6,600,000)     (42,500,000)
Purchase of surplus notes from subsidiary                                      (17,000,000)     (5,500,000)             --
Purchase of note receivable from related party                                 (18,175,000)             --              --
Purchases of property, furniture and equipment                                          --        (196,117)       (514,269)
                                                                              ------------    ------------     ------------
Net cash provided by (used in) investing activities                            (41,250,159)    (12,296,117)    (43,014,269)

Financing activities
Financing fees deferred                                                         (1,800,968)             --              --
Proceeds from notes payable                                                     10,600,000              --              --
Proceeds from issuance of company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts                                  29,015,299              --              --
Net proceeds from sale of preferred stock                                               --       9,968,070              --
Net proceeds from issuance of common stock                                       1,511,840       1,282,480      46,618,479
Dividends paid                                                                    (106,746)             --              --
                                                                              ------------    ------------    ------------
Net cash provided by financing activities                                       39,219,425      11,250,550      46,618,479
                                                                              ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents                                (1,529,179)     (1,373,727)    1,768,698
Cash and cash equivalents at beginning of year                                   2,212,159       3,585,886     1,817,188
                                                                              ------------    ------------    ------------
Cash and cash equivalents at end of year                                      $    682,980    $  2,212,159    $3,585,886
                                                                              ============    ============    ============

Supplemental disclosure of cash flow information
 Cash paid during the year for interest:
     Interest on notes payable                                                $    896,383    $    467,111    $    840,344
     Interest paid to subsidiary trusts                                          1,547,289              --              --
 Exchange of fixed maturity securities for debentures issued to
      subsidiary trusts                                                         72,490,000              --              --
 Fixed maturity security contributed to subsidiary                              26,156,200              --              --


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

                                  Schedule III

                       Supplementary Insurance Information

                 American Equity Investment Life Holding Company

                                December 31, 1999


                                                   Future Policy
                                      Deferred        Benefits,                     Other Policy
                                       Policy      Losses, Claims                    Claims and       Insurance
                                    Acquisition      and Loss           Unearned      Benefits        Premiums
        Segment                        Costs         Expenses           Premiums       Payable         and
Charges
----------------------------       --------------  --------------       --------    ------------      -----------
Year ended December 31, 1999
     Life insurance                 $178,800,329    $1,358,875,848       $ -         $11,553,574      $13,746,532
Year ended December 31,
1998
     Life insurance                   57,103,449       541,082,179         -           6,315,598       11,170,655
Year ended December 31,
1997
     Life insurance                   14,575,497       155,998,268         -           2,355,156       11,436,803


                                                                      Amortization
                                                      Benefits         of Deferred
                                         Net       Claims, Losses        Policy          Other
                                     Investment    and Settlement     Acquisition      Operating     Premiums
        Segment                         Income       Expenses            Costs          Expenses     Written
----------------------------        - ----------   --------------    --------------   -----------    --------
Year ended December 31, 1999
     Life insurance                 $64,609,612     $48,958,790      $ 7,062,467      $16,832,109     $ -
Year ended December 31, 1998
     Life insurance                  26,356,472      21,922,805        2,019,560       11,354,395       -
Year ended December 31, 1997
     Life insurance                   4,018,617       9,569,766          578,193        9,884,236       -


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