Form 10-K
period 2001-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2002-04-01
CIK 1039828

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: No public market exists nor has active trading occurred.

        Shares of common stock outstanding as of February 28, 2002: 14,512,277

        Documents incorporated by reference: Portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held June 6, 2002 are incorporated by reference into Part III of this report.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this From 10-K. ☐

Part I

ITEM 1. BUSINESS

General

        American Equity Investment Life Holding Company (we or the Company) was formed on December 15, 1995, to develop, market, issue and administer annuities and life insurance. We are a full service underwriter of a broad array of annuity and insurance products. Our business consists primarily of the sale of fixed rate and equity-index annuities and accordingly, we have only one segment of business. Our business strategy is to focus on our annuity business and earn predicable returns by managing investment spreads and investment risk.

        As a foundation for beginning our business, we acquired two existing blocks of insurance from American Life and Casualty Insurance Company, the principal operating subsidiary of The Statesman Group, Inc., of which our Chairman, David J. Noble, and our Executive Vice Presidents, James M. Gerlach and Terry A. Reimer, were previously officers. In September 1996, we acquired Century Life Insurance Company which expanded our licensing authority to 23 states and the District of Columbia. We then merged our life insurance subsidiary into Century Life Insurance Company and renamed the merged entity American Equity Investment Life Insurance Company ("American Equity Life").

        On June 5, 2001, we formed a New York domiciled insurance company named American Equity Investment Life Insurance Company of New York.

Annuity Market Overview

        Our target market includes the group of individuals ages 45-75 who are seeking to accumulate tax-deferred savings. We believe that significant growth opportunities exist for annuity products because of favorable demographic and economic trends. According to the U.S. Census Bureau, there were 35.0 million Americans age 65 and older in 2000, representing 12% of the U.S. population. By 2030, this sector of the population is expected to increase to 22% of the total population. Our products are particularly attractive to this group as a result of the guarantee of principal, competitive rates of credited interest, tax-deferred growth and alternative payout options.

        According to the Life Insurance Marketing and Research Association, sales of individual annuities (based on preliminary information) increased 17% in 2000 to $190.5 billion from $163.5 billion in 1999 (last year in which actual data is available). In 2000, fixed annuity sales, which include equity index and fixed rate annuities, increased 27% to $52.8 billion from $41.7 billion in 1999, which was a 30% increase from $32.0 billion in 1998. Sales of equity index annuities have grown to $5.4 billion in 1999 (last year in which actual data is available), an increase of 29% from $4.2 billion in 1998. Further, from 1995 through 1999, equity index annuities have grown at a cumulative average growth rate of 127% from $200 million in 1995 to $5.4 billion in 1999. We believe equity index annuities, which have a crediting rate linked to the change in various indexes, appeal to purchasers interested in participating in gains linked to equity markets without the risk of loss of principal. The effectiveness of a wide range of fixed rate annuity products, during volatile equity and bond markets, has enabled us to enjoy favorable growth since our inception in 1996.

Products

        Our products include fixed rate annuities, equity-index annuities, a variable annuity and life insurance.

        Fixed Rate Annuities.    These products, which accounted for approximately 71% of the total annuity deposits collected during 2001 and 25% in 2000, include single premium deferred annuities ("SPDAs"), flexible premium deferred annuities ("FPDAs") and single premium immediate annuities ("SPIAs"). An SPDA generally involves the tax-deferred accumulation of interest on a single premium paid by the policyholder. After a number of years, as specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, or for a combination of these payment options. We introduced two new types of SPDAs in December 2000, under which the annual crediting rate is guaranteed for either a three-year or a five-year period. Sales of these multi-year rate guaranteed SPDAs accounted for 57% of total annuity deposits in 2001.

        FPDAs are similar to SPDAs, except that the FPDA allows additional deposits in varying amounts by the policyholder without the filing of a new application. Our SPDAs and FPDAs (excluding the multi-year rate guaranteed products) generally have an interest rate (the "crediting rate") that is guaranteed by us for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. The guaranteed rate on our non multi-year rate guaranteed policies in force and new issues ranges from 3% to 4%. The guaranteed rate on our multi-year rate guaranteed policies in force and new issues ranges from 4.8% to 6.5% for the three-year rate guarantee product and 5.3% to 7.0% for the five-year rate guarantee product. The initial crediting rate is largely a function of the interest rate we can earn on invested assets acquired with new annuity fund deposits and the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender assumptions, competitive industry pricing and crediting rate history for particular groups of annuity policies with similar characteristics.

        Approximately 19% of our fixed rate annuity sales in 2001 were "bonus" products. The initial crediting rate on these products specifies a bonus crediting rate ranging from 1% to 7% of the annuity deposit for the first policy year only. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established. Generally, there is a compensating adjustment in the commission paid to the agent to offset the first year interest bonus. In all situations, we obtain an acknowledgment from the policyholder, upon policy issuance, that a specified portion of the first year interest will not be paid in renewal years. As of December 31, 2001, crediting rates on our outstanding SPDAs and FPDAs generally ranged from 4.80% to 7.00% excluding interest bonuses guaranteed for the first year. The average crediting rate on SPDAs and FPDAs including interest bonuses was 6.09%, and the average crediting rate on those products excluding bonuses was 5.57%.

        The policyholder is typically permitted to withdraw all or a part of the premium paid, plus accrued interest credited to the account (the "accumulation value"), subject to the assessment of a surrender charge for withdrawals in excess of specified limits. Most of our SPDAs and FPDAs provide for penalty-free withdrawals of up to 10% of the accumulation value each year after the first year, subject to limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period which generally ranges from three to fifteen years after the date the policy is issued. This surrender charge is initially 9% to 25% of the accumulation value and generally decreases by approximately one to two percentage points per year during the surrender charge period. Surrender charges are set at levels to protect us from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates. This practice lengthens the effective duration of the policy liabilities and enables us to maintain profitability on such policies.

        Our SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issue. The amounts, frequency, and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a terminated annuity contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 5.2% at December 31, 2001.

        Equity-Index Annuities.    Equity-index annuities accounted for approximately 29% of the total annuity deposits collected during 2001 and 75% in 2000. These products allow purchasers to earn investment returns linked to equity index appreciation without the risk of loss of their principal. Several of these products allow the purchaser to transfer funds once annually among several different income crediting strategies, including one or more index based strategies, a traditional fixed rate strategy and/or a multi-year rate guaranteed strategy.

        The annuity contract value is equal to the premiums paid as increased for returns which are based upon a percentage (the "participation rate") of the annual appreciation (based in certain situations on monthly averages) in a recognized index or benchmark. The participation rate, which we may reset annually, generally varies among the equity-index products from 65% to 100%. Some of the products also have an "asset fee" ranging from 1% to 4%, which is deducted from the interest to be credited. The asset fees may be adjusted annually by us, subject to stated maximums. In addition, some products apply an overall maximum limit (or "cap") on the amount of annual interest the policyholder may earn in any one contract year, and the applicable cap also may be adjusted annually subject to stated minimums. The minimum guaranteed contract values are equal to 80% to 100% of the premium collected plus interest credited at an annual rate of 3%. We purchase call options on the applicable indexes as an investment to provide the income needed to fund the amount of the annual appreciation required to be credited on the equity-index products. The setting of the participation rates, asset fees and caps is a function of the interest rate we can earn on the invested assets acquired with new annuity fund deposits, cost of call options and features offered on similar products by our competitors.

        Approximately 10% of our equity-index annuity sales have been "premium bonus" products. The initial annuity deposit on these policies is increased at issuance by the specified premium bonus ranging from 3% to 6%. Generally, there is a compensating adjustment in the commission paid to the agent to offset the premium bonus.

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

        Variable Annuity.    Variable annuities differ from equity-index and fixed rate annuities in that the policyholder, rather than the insurance company, bears the investment risk and the policyholder's rate of return is dependent upon the performance of the particular investment option selected by the policyholder. Profits on variable annuities are derived from the fees charged to contract owners rather than from the investment spread. Sales to date have been insignificant and account for less than 1% of total annuity deposits as of December 31, 2001.

        In December 1997, we entered into a strategic alliance with Farm Bureau Life Insurance Company for the development, marketing and administration of variable annuity products. This alliance, which consists of the reinsurance and related administrative agreements discussed below, enabled us to introduce variable products into our product line. An affiliate of Farm Bureau provides the administrative support necessary to manage this business, and is paid an administrative fee for those services. We share in 30% of the risks, costs and operating results of these products through a reinsurance arrangement. See the discussion under "Reinsurance" for additional information regarding this arrangement as well as Farm Bureau's beneficial ownership of our common stock. Our variable product became available for sale in the third quarter of 1998.

        Life Insurance.    These products include traditional ordinary and term, universal life and other interest-sensitive life insurance products. We are one of the largest life insurance carriers for members of the state National Guard Associations, with approximately $1.5 billion of life insurance in force.    We acquired this business from American Life and Casualty Insurance Company in 1996. We intend to continue offering a complete line of life insurance products for individual and group markets.

Investments

        Investment activities are an integral part of our business, and investment income is a significant component of our total revenues. Profitability of many of our products is significantly affected by spreads between interest yields on investments and rates credited on annuity liabilities. Although substantially all credited rates on non multi-year rate guaranteed SPDAs and FPDAs may be changed annually, changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2001, the average yield, computed on the amortized cost basis of our investment portfolio, was 6.94%; the average interest rate credited or accruing to our fixed rate annuity liabilities, excluding interest bonuses guaranteed for the first year of the annuity contract, was 5.57%.

        We manage the equity-based risk component of our equity-index annuities by purchasing call options on the applicable indexes to hedge such risk and by adjusting the participation rates, asset fee rates and other product features to reflect the change in the cost of such options (which varies based on market conditions). All of such options are purchased to fund the index credits on our equity index annuities at their respective anniversary dates, and new options are purchased at each of the anniversary dates to fund the next annual index credits. The full cost of such options are amortized as a charge against net investment income over their one-year lives.

        For additional information regarding the composition of our investment portfolio and our interest rate risk management, see Management's Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk, and Note 3 of the Notes to the Audited Consolidated Financial Statements included elsewhere in this report.

Marketing

        We market our products through a variable cost brokerage distribution network. We emphasize high quality service to our agents and policyholders along with the twice a week payment of commissions to our agents. We believe this has been significant in building excellent relationships with our existing agency force.

        We have recruited approximately 34,000 independent agents and agencies through December 31, 2001, ranging in profile from national sales organizations to personal producing general agents. We aggressively recruit new agents and expect to continue to expand our independent agency force. In our recruitment efforts, we emphasize that agents have direct access to our executive officers, giving us an edge in recruiting over larger and foreign-owned competitors. We are currently licensed to sell our products in 45 states and the District of Columbia. We have applied or anticipate applying for licenses to sell our products in the remaining states.

        The insurance brokerage distribution system is comprised of insurance brokers and marketing organizations. We are pursuing a strategy to increase the size of our brokerage distribution network by developing additional relationships with national and regional marketing organizations. These organizations typically recruit agents for us by advertising our products and our commission structure, through direct mail advertising, or through seminars for insurance agents and brokers. These organizations bear most of the cost incurred in marketing our products. We compensate marketing organizations by paying them a percentage of the commissions earned on new annuity and life policy sales generated by the agents recruited in such organizations. We also conduct other incentive programs for agents from time to time, including equity-based programs for our leading national marketers. We generally do not enter into exclusive arrangements with these marketing organizations.

        One of our national marketing organizations accounted for more than 10% of the annuity deposits and insurance premiums collections during 2001. The states with the largest share of direct premiums collected in 2001 are: Texas (14.2%), California (11.9%), Florida (11.2%), Illinois (6.6%) and Pennsylvania (5.2%).

Competition and Ratings

        We operate in a highly competitive industry. Most of our competitors are substantially larger and enjoy substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships. Our annuity products compete with equity-index, fixed rate and variable annuities sold by other insurance companies and also with mutual fund products, traditional bank investments and other investment and retirement funding alternatives offered by asset managers, banks, and broker-dealers. Our insurance products compete with other insurance companies, financial intermediaries and other institutions based on a number of features, including crediting rates, policy terms and conditions, service provided to distribution channels and policyholders, ratings by rating agencies, reputation and broker compensation.

        The sales agents for our products use the ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's annuity to market. In recent years, the market for annuities has been dominated by those insurers with the highest ratings. American Equity Life has received a financial strength rating of "A- (Excellent)" from A. M. Best Company and "A-" from Standard & Poor's.

        Financial strength ratings generally involve quantitative and qualitative evaluations of a company's financial condition and operating performance. Generally, rating agencies base their ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions. Ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors and are not recommendations to buy, sell or hold securities.

        A. M. Best ratings currently range from A++ (Superior) to F (In Liquidation), and include 16 separate ratings categories. Within these categories, A++ (Superior) and A+ (Superior) are the highest, followed by A (Excellent) and A- (Excellent). Publications of A. M. Best indicate that the A and A-ratings are assigned to those companies that, in A. M. Best's opinion, have demonstrated excellent overall performance when compared to the standards established by A. M. Best and have demonstrated a strong ability to meet their obligations to policyholders over a long period of time.

        Standard & Poor's insurer financial strength ratings currently range from AAA to NR, and include 21 separate ratings categories. Within these categories, AAA and AA are the highest, followed by A and BBB. Publications of Standard & Poor's indicate that an insurer rated "BBB" or higher is regarded as having financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. In addition, an insurer with a rating of "A-" is regarded as having strong financial security characteristics.

        A.M. Best and Standard & Poor's review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant. If our American Equity Life's ratings were to be downgraded for any reason, we could experience a material decline in the sales of our products and the persistency of our existing business.

Reinsurance

        Indemnity Reinsurance.    Consistent with the general practice of the life insurance industry, American Equity Life enters into agreements of indemnity reinsurance with other insurance companies in order to reinsure portions of the coverage provided by its life, accident and health insurance products. Indemnity reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to diversify its risks. Indemnity reinsurance does not discharge the original insurer's primary liability to the insured. American Equity Life's reinsured business related to these blocks of business is primarily ceded to two reinsurers. We believe the assuming companies are able to honor all contractual commitments, based on our periodic review of their financial statements, insurance industry reports and reports filed with state insurance departments.

        As of December 31, 2001, the policy risk retention limit was $100,000 or less on all life insurance policies issued by us. Reinsurance ceded by us related to our life, accident and health insurance was immaterial and reinsurance that we assumed (through the acquisition of two blocks of existing insurance from American Life and Casualty Insurance Company) represented approximately 6.7% of net life insurance in force.

        Financial Reinsurance.    Effective January 1, 2001, American Equity Life entered into a transaction treated as reinsurance under statutory accounting requirements and as financial reinsurance under accounting principles generally accepted in the United States ("GAAP") with a subsidiary of Swiss Reinsurance Company ("Swiss Re") which includes a coinsurance segment on a 2% quota share basis and a yearly renewable term segment reinsuring a portion of death benefits payable on annuities produced after January 1, 2001 through approximately July 31, 2001. The 2% quota share coinsurance segment provides reinsurance to the extent of 2% of all risks associated with our annuity policies covered by this reinsurance agreement. We received a 2% expense allowance for this segment which is being repaid over a five-year period from the profits emerging from the reinsured block of policies. This segment of the reinsurance agreement provided $20 million in statutory surplus benefit during 2001.

        The second segment is yearly renewable term reinsurance whereby Swiss Re's subsidiary reinsures risks associated with the death benefits on our annuity products to the extent such benefits exceed the cash surrender values of the applicable contracts. We have received the maximum expense allowance allowable under this agreement of $15 million during 2001 which was equal to 2.25% to 3% of the first year premiums on annuities issued after January 1, 2001 through approximately July 31, 2001. The balance due at December 31, 2001 was $14,318,000 to be paid ratably over a five-year period.

        Coinsurance.    Effective August 1, 2001, American Equity Life entered into a coinsurance agreement with an affiliate of Farm Bureau Life Insurance Company covering 70% of certain of our non multi-year rate guarantee fixed annuities and equity-index annuities issued from August 1, 2001 through December 31, 2001 and 40% of those contracts for 2002 and 2003. As of December 31, 2001, Farm Bureau beneficially owned 32.29% of our common stock. We hold the call options used to fund the index credits related to the ceded equity index annuities on our books and pass on to the reinsurer its proportionate share of the fair value of the call options as an amount due to reinsurer, amortization expense of the options and changes in fair value of the embedded derivatives. Total premiums ceded were approximately $418,300,000 and expense allowance received was approximately $51,200,000 under this agreement for the period August 1, 2001 to December 31, 2001. The balance due at December 31, 2001 under this agreement to Farm Bureau Life Insurance Company was $22,879,000.

        During 1998, American Equity Life entered into a modified coinsurance agreement to cede 70% of its variable annuity business to an affiliate of Farm Bureau Life Insurance Company. Under this agreement and related administrative services agreements, we paid Farm Bureau's affiliate $209,000 and $118,000 for the years ended December 31, 2001 and 2000, respectively. The modified coinsurance agreement has an initial term of four years and will continue thereafter until termination by written notice at the election of either party. Any such termination will apply to the submission or acceptance of new policies, and business reinsured under the agreement prior to any such termination is not eligible for recapture before the expiration of 10 years.

Regulation

        Life insurance companies are subject to regulation and supervision by the states in which they transact business. State insurance laws establish supervisory agencies with broad regulatory authority, including the power to:

  •
  grant and revoke licenses to transact business;

  •
  regulate and supervise trade practices and market conduct;

  •
  establish guaranty associations;

  •
  license agents;

  •
  approve policy forms;

  •
  approve premium rates for some lines of business;

  •
  establish reserve requirements;

  •
  prescribe the form and content of required financial statements and reports;

  •
  determine the reasonableness and adequacy of statutory capital and surplus;

  •
  perform financial, market conduct and other examinations;

  •
  define acceptable accounting principles;

  •
  regulate the type and amount of permitted investments; and

  •
  limit the amount of dividends and surplus note payments that can be paid without obtaining regulatory approval.

        State insurance regulators and the National Association of Insurance Commissioners, or NAIC, continually reexamine existing laws and regulations, and may impose changes in the future.

        Our life subsidiaries are subject to periodic examinations by state regulatory authorities. The Iowa Insurance Division completed an examination of our primary life subsidiary, American Equity Life, as of December 31, 1997 in 1998. No adjustments were recommended or required as a result of this examination. An examination for the three year period ended December 31, 2000, has been completed pending issuance of the examination report. We have not been informed of any material adjustments which will be recommended or required as a result of this examination.

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

        Most states, including Iowa and New York, where our life subsidiaries are domiciled, have enacted legislation or adopted administrative regulations affecting the acquisition of control of insurance companies as well as transactions between insurance companies and persons controlling them. The nature and extent of such legislation and regulations currently in effect vary from state to state. However, most states require administrative approval of the direct or indirect acquisition of 10% or more of the outstanding voting securities of an insurance company incorporated in the state. The acquisition of 10% of such securities is generally deemed to be the acquisition of "control" for the purpose of the holding company statutes and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition. In many states, the insurance authority may find that "control" in fact does not exist in circumstances in which a person owns or controls more than 10% of the voting securities.

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

        In 1998, the Securities and Exchange Commission requested comments as to whether equity-index annuities, such as those sold by us, should be treated as securities under the federal securities laws rather than as insurance products. Treatment of these products as securities would likely require additional registration and licensing of these products and the agents selling them, as well as cause us to seek additional marketing relationships for these products.

        State insurance regulators and the NAIC are continually reexamining existing laws and regulations and developing new legislation for the passage by state legislatures and new regulations for adoption by insurance authorities. Proposed laws and regulations or those still under development pertain to insurer solvency and market conduct and in recent years have focused on:

  •
  insurance company investments;

  •
  risk-based capital ("RBC") guidelines, which consist of regulatory targeted surplus levels based on the relationship of statutory capital and surplus, with prescribed adjustments, to the sum of stated percentages of each element of a specified list of company risk exposures;

  •
  the implementation of non-statutory guidelines and the circumstances under which dividends may be paid;

  •
  product approvals;

  •
  agent licensing;

  •
  underwriting practices; and

  •
  insurance and annuity sales practices.

        For example, the NAIC has promulgated proposed changes to statutory accounting standards. These initiatives may be adopted by the various states in which we are licensed, but the ultimate content, timing and impact of any statutes and regulations adopted by the states cannot be determined at this time.

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

        The NAIC's RBC requirements provide for four levels of regulatory attention depending on the ratio of a company's total adjusted capital to its RBC. Adjusted capital is defined as the total of statutory capital, surplus, asset valuation reserve and certain other adjustments. Calculations using the NAIC formula at December 31, 2001, indicate that the ratio of total adjusted capital to RBC for us exceeded the highest level at which regulatory action might be triggered by approximately 1.4 times.

        Our life subsidiaries also may be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. Assessments related to business reinsured for periods prior to the effective date of the reinsurance are the responsibility of the ceding companies. Given the short period of time since the inception of our business, we believe that assessments, if any, will be minimal.

Federal Income Taxation

        The annuity and life insurance products that we market and issue generally provide the policyholder with a federal income tax advantage, as compared to other savings investments, such as certificates of deposit and taxable bonds, in that federal income taxation on any increases in the contract values of these products is deferred until it is received by the policyholder. With other savings investments, the increase in value is taxed as earned. Annuity benefits and life insurance benefits, which accrue prior to the death of the policyholder, are generally not taxable until paid. Life insurance death benefits are generally exempt from income tax. Also, benefits received on immediate annuities are recognized as taxable income ratably, as opposed to the methods used for some other investments which tend to accelerate taxable income into earlier years.

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

        Our life subsidiaries are taxed under the life insurance company provisions of the Internal Revenue Code of 1986, as amended (the "Code"). Provisions in the Code require a portion of the expenses incurred in selling insurance products to be capitalized and deducted over a period of years, as opposed to being immediately deducted in the year incurred. This provision increases the tax for statutory accounting purposes which reduces statutory surplus and, accordingly, decreases the amount of cash dividends that may be paid by our life subsidiaries.

Employees

        As of December 31, 2001, we had approximately 170 full-time employees, of which 160 are located in West Des Moines, Iowa, and 10 are located in the Pell City, Alabama office. We have experienced no work stoppages or strikes and consider our relations with our employees to be excellent. None of our employees are represented by a union.

Other Subsidiaries

        We formed American Equity Investment Properties, L.C., an Iowa limited liability company to hold title to an office building in Birmingham, Alabama, where a portion of our life operations were conducted. The building was sold in 1998, and American Equity Investment Properties, L.C. now holds the remaining cash proceeds from the sale of the building. There are no present plans to dissolve American Equity Investment Properties, L.C., which may be used in the future to facilitate other aspects of our business.

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

ITEM 2. PROPERTIES

        We do not own any real estate. We lease space for our principal offices in West Des Moines, Iowa, pursuant to written leases for approximately 45,000 square feet at an annual rental of approximately $456,000. The leases expire on June

30, 2006 and have a renewal option of an additional five year term at a rental rate equal to the prevailing fair market value. We also lease space for our office in Pell City, Alabama, pursuant to a written lease dated January 3, 2000, for approximately 3,380 square feet at an annual rental of $43,095. This lease expires on December 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

        We are occasionally involved in litigation, both as a defendant and as a plaintiff but primarily as a defendant. In addition, state regulatory bodies, such as state insurance departments, the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., the Department of Labor, and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974, as amended and laws governing the activities of broker-dealers.

        Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in two purported class action lawsuits alleging improper sales practices. We have filed fully dispositive motions for dismissal of these claims but no rulings on such motions have yet been rendered. We are also opposing class certification in both lawsuits. Although we have denied all substantive allegations in these lawsuits and intend to vigorously defend against them, the lawsuits are in the early stages of litigation and their outcomes cannot at this time be determined.

        In addition, we are from time to time, subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flow. There can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on our financial position, results of operations or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is no established public trading market for our common stock. As of February 28, 2002, we had 292 common shareholders.

        In 2001, we paid a cash dividend of $0.01 per share on our common stock and participating convertible preferred stock. We intend to continue to pay an annual cash dividend on such shares so long as we have sufficient capital and/or future earnings to do so. However, we anticipate retaining most of our future earnings, if any, for use in our operations and the expansion of our business.

        Our credit agreement contains a restrictive covenant which limits our ability to declare or pay any dividends. In addition, since we are a holding company, our ability to pay cash dividends depends in large measure on our subsidiaries' ability to make distributions of cash or property to us. Iowa and New York insurance laws restrict the amount of distributions our life subsidiaries can pay to us without the approval of the Iowa Insurance Division or the New York Insurance Department. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 7 and 11 of the Notes to the Audited Consolidated Financial Statements included elsewhere in this report.

        Any further determination as to dividend policy will be made by our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.

        For information regarding unregistered sales of equity securities during 2001, see our Form 10-Qs for the quarters ending March 31, 2001, June 30, 2001, and September 30, 2001.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data as of and for the periods indicated should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this report.

	As of and for the year ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues
Traditional life and accident and health insurance premiums	$13,141	$11,034	$10,294	$10,528	$11,424
Annuity and single premium universal life product charges	12,520	8,338	3,452	642	12
Net investment income	140,374	89,477	64,610	26,357	4,019
Realized gains on sales of investments	787	5,766	1,454	427	—
Unrealized gains on derivatives	13,554	—	—	—	—

Total revenues	180,376	114,615	79,810	37,954	15,455
Benefits and expenses
Insurance policy benefits and change in future policy benefits	9,762	8,728	7,232	6,085	7,440
Interest credited to account balances	97,923	56,529	41,727	15,838	2,129
Change in fair value of embedded derivatives	12,921	—	—	—	—
Interest expense on notes payable	2,881	2,339	896	789	980
Interest expense on General Agency Commission and Servicing Agreement	5,716	5,958	3,861	1,652	183
Interest expense on amounts due under repurchase agreements	1,123	3,267	3,491	1,529	292
Interest expense on amount due to reinsurer	381	—	—	—	—
Amortization of deferred policy acquisition costs and value of insurance in force acquired	23,145	8,806	7,379	2,294	960
Other operating costs and expenses	17,071	14,370	12,129	8,763	8,231

Total benefits and expenses	170,923	99,997	76,715	36,950	20,215

Income (loss) before income taxes, minority interests and cumulative effect of change in accounting principle	9,453	14,618	3,095	1,004	(4,760)
Income tax (expense) benefit	(333)	(2,385)	1,370	(760)	1,391

Income (loss) before minority interests and cumulative effect of change in accounting principle	9,120	12,233	4,465	244	(3,369)
Minority interests in subsidiaries:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	(7,449)	(7,449)	(2,022)	—	—

Income (loss) before cumulative effect of change in accounting principle	1,671	4,784	2,443	244	(3,369)
Cumulative effect of change in accounting for derivatives	(799)	—	—	—	—

Net income (loss)	$872	$4,784	$2,443	$244	$(3,369)

Per share data:
Earnings (loss) per common share	$0.05	$0.29	$0.15	$0.02	$(0.70)
Earnings (loss) per common share—assuming dilution	0.05	0.26	0.14	0.02	(0.70)
Dividends declared per common share	0.01	0.01	0.01	—	—
Consolidated Balance Sheet data:
Total assets	$4,392,445	$2,528,126	$1,717,619	$708,110	$239,711
Policy benefit reserves	3,993,945	2,099,915	1,358,876	541,082	155,998
Notes payable	46,667	44,000	20,600	10,000	10,000
Amounts due to related party under General Agency Commission and Servicing Agreement	46,607	76,028	62,119	27,536	11,278
Trust preferred securities issued by subsidiary trusts	100,155	99,503	98,982	—	—
Stockholders' equity	42,567	58,652	34,324	66,131	54,426
Other Financial Data:
Life subsidiaries' statutory capital and surplus	$177,868	$145,048	$139,855	$80,948	$64,710
Life subsidiaries' net gains (losses) from operations before income taxes and realized capital gains (losses)	(5,675)	9,190	30,498	10,072	7,101
Life subsidiaries' statutory net income (loss)	(17,188)	10,420	17,837	4,804	4,470

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis reviews our consolidated financial position at December 31, 2001 and 2000, and our consolidated results of operations for the three years ended December 31, 2001, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this report.

        All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission, press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things:

  •
  general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated therewith, the market value of our investments and the lapse rate and profitability of our policies

  •
  customer response to new products and marketing initiatives

  •
  mortality and other factors which may affect the profitability of our products

  •
  changes in the Federal income tax laws and regulations which may affect the relative income tax advantages of our products

  •
  increasing competition in the sale of annuities

  •
  regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products

  •
  the risk factors or uncertainties listed from time to time in our private placement memorandums or filings with the Securities and Exchange Commission

Overview

        We commenced business on January 1, 1996, shortly after our formation and incorporation. As a foundation for beginning our business, we acquired two existing blocks of insurance from another insurance company, of which several of our executive officers were previously employees. Later in 1996, we acquired another life insurance company with no existing insurance which expanded our licensing authority to sell insurance and annuities to 23 states and the District of Columbia. Since then, we have expanded our licensing to 45 states and the District of Columbia. On June 5, 2001, we formed a New York domiciled insurance company named American Equity Investment Life Insurance Company of New York.

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

Critical Accounting Policies

        The increasing complexity of the business environment and applicable authoritative accounting guidance require us to closely monitor our accounting policies. We have identified four critical accounting policies that are complex and require significant judgment. A summary of our critical accounting policies is intended to enhance the reader's ability to assess our financial condition and results of operations and the potential volatility due to changes in estimates and changes in guidance.

Valuation of Investments

        Our equity securities (common and non-redeemable preferred stocks) and fixed maturity securities (bonds and redeemable preferred stocks maturing more than one year after issuance) classified as available for sale are reported at estimated fair value. Unrealized gains and losses, if any, on these securities are included directly in a separate component of stockholders' equity, net of income taxes and certain adjustments. Fair values for securities that are actively traded are determined using quoted market prices. For fixed maturities that are not actively traded, fair values are estimated using price matrices developed using yield data and other factors relating to instruments or securities with similar characteristics. The carrying amounts of all our investments are reviewed on an ongoing basis for credit deterioration. If this review indicates a decline in market value that is other than temporary, our carrying amount in the investment is reduced to its fair value and a specific writedown is taken. Such reductions in carrying amount are recognized as realized losses and charged to income.

        Our periodic assessment of our ability to recover the amortized cost basis of investments that have materially lower quoted market prices requires a high degree of management judgment and uncertainty. Factors considered in evaluating whether a decline in value is other than temporary include: (a) the length of time and the extent to which the fair value has been less than cost; (b) the financial conditions and near-term prospects of the issuer; (c) whether the investment is considered investment grade; (d) whether the issuer is current on all payments and that all contractual payments have been made as agreed; and (e) our intent and ability retain the investment for a period of time sufficient to allow for any anticipated recovery. In addition, for securities expected to be sold, an other than temporary impairment charge is recognized if we do not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, we then continue to review the other than temporarily impaired securities for appropriate valuation on an ongoing basis. Realized losses through a charge to earnings may be recognized in future periods should management later conclude that the decline in market value below amortized cost is other than temporary pursuant to our accounting policy described above.

        We took writedowns on certain securities during the fourth quarter of 2001 totaling approximately $7,773,000 for adjustments in accrual rates on certain collateralized bond obligations and the deterioration of economic conditions following the September 11th terrorist attacks.

Derivative instruments

        The Financial Accounting Standards Board issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which became effective for the Company on January 1, 2001. Under SFAS No. 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings. This impacts the items of revenue and expense we report on our equity-index business in three ways.

        First, we must mark to market the call options we use to fund the annual index credits on our equity index annuities based upon quoted market prices from related counterparties. We amortize the full cost of these options as a charge against net investment income over their one-year lives. Under SFAS No. 133, we are required also to record unrealized gains or losses on these options, even though any ultimate gain will be credited to the underlying policyholder, and no losses will be incurred above the cost of the options, which is recognized in full through amortization. For the year ended December 31, 2001, unrealized gains on derivatives of $13,554,000 represent the change in fair value on call options used to fund the next-year income credit to the equity index annuities.

        Second, under SFAS No. 133, the annual crediting liabilities on the Company's equity index annuities are treated as a "series of embedded derivatives" over the life of the applicable contracts. We are required to estimate the fair value of these future liabilities by projecting the cost of the annual options we will purchase in the future to fund the index credits. Our estimates of the fair value of these future liabilities are based on assumptions related to underlying policy terms (including minimum guarantees), growth rates, forward rates and expected lives of the policies. Our equity index annuities are designed to permit us to manage the risks associated with these future costs by changing the participation rates, asset fees and/or caps. This enables us to establish a budget for future option costs, which is used to make our required estimates under SFAS No. 133. The change in estimated fair value of the series of embedded options (including the forward options) included in policyholder benefits in the Consolidated Statements of Income, was $12,921,000 for the year ended December 31, 2001.

        Third, we are required to adjust the amortization of deferred policy acquisition costs to reflect the impact of the first and second items discussed above. Amortization of deferred policy acquisition costs was decreased by $846,000 for the year ended December 31, 2001as a result of the impact of SFAS No. 133.

Deferred Policy Acquisition Costs

        Commissions and certain other costs relating to the production of new business are not expensed when incurred but instead are capitalized as deferred policy acquisition costs. These costs are amortized into expense with the emergence of gross profits. Only costs which are expected to be recovered from future policy revenues and gross profits may be deferred. These costs consist principally of commissions, first-year bonus interest and certain costs of policy issuance. Deferred policy acquisition costs totaled $492,757,000 at December 31, 2001. For annuity and single premium universal life products, these costs are being amortized generally in proportion to expected gross profits from investments, and, to a lesser extent, from surrender charges and mortality, and expense margins. Current period amortization must be adjusted retrospectively if changes occur in estimates of future gross profits/margins (including the impact of realized investment gains and losses). Our estimates of future gross profits/margins are based on actuarial assumptions related to the underlying policies terms, lives of the policies, yield on investments supporting the liabilities and level of expenses necessary to maintain the polices over their entire lives.

Deferred Income Tax Assets

        As of December 31, 2001, the Company had $51,244,000 of net deferred income tax assets related principally to book-to-tax temporary differences in the recording of policy benefit reserves. The realization of these assets is based upon estimates of future taxable income. Based upon future projections of sufficient taxable income of our life subsidiaries, and the adoption of plans and policies related to the Company's net (non-life) operating loss and net capital loss carryforwards, the Company has not recorded a valuation allowance against these assets.

Results of Operations for the Three Years Ended December 31, 2001

        New annuity deposits for the year ended December 31, 2001 increased 138% to $2,006,882,000, compared to $843,340,000 for 2000. The 2000 amount represented a 3% increase over the 1999 amount of $816,126,000. Our annuity reserves continued to show strong growth throughout 2001, primarily as a result of the growth in our agency force. Annuity reserves and the number of our appointed agents have grown as follows during the last four years:

	Annuity Reserves	Agents
1998	$525,765,000	10,000
1999	1,341,256,000	18,000
2000	2,079,561,000	22,000
2001	3,968,455,000	34,000

        The growth in our annuity business resulted in a sizeable increase in our earnings from invested assets for 2001 and 2000. While certain expenses also increased as a result of the growth in our annuity business, the incremental profits from a larger deposit base allowed us to offset a greater portion of our fixed operating costs and expenses. Our 1999 results also benefitted from a gain of $1,541,000 on the termination of a total return swap contract.

        Net income totaled $872,000 in 2001, $4,784,000 in 2000 and $2,443,000 in 1999. The increase in net income in 2000 compared to 1999 was a direct result of the continued growth in our annuity business. This trend continued during 2001 through the third quarter as the Company's net income totaled $4,797,000 for the nine months ended September 30, 2001. We incurred a fourth quarter loss of $3,926,000, primarily as a result of our decision after September 11 to maintain approximately 25% of our assets in cash equivalents. This high liquidity position, which we maintained for most of the quarter, resulted in a decrease in expected investment earnings. Most of the cash was deployed in December, 2001, and during the first quarter of 2002. Had we chosen to deploy the cash sooner, securities meeting our investment criteria were available. Based upon the difference between a weighted average yield of 7% on bonds actually purchased in the fourth quarter and the actual yield earned on our assets held in cash equivalents during the fourth quarter, we estimate that the decline in net investment income attributable to our high level of liquidity was approximately $8,700,000.

        Adjusted net operating income totaled $1,298,000 in 2001, $5,701,000 in 2000 and $2,500,000 in 1999. This excludes the impact of SFAS No. 133 as well as realized gains and losses on investments, neither of which management believes are indicative of operating trends. The following is a reconciliation of net income to adjusted operating income.

	Year ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Net Income	$872	$4,784	$2,443
Adjustments:
Net realized gains (losses) on sales of investments	512	(917)	(57)
Impact of SFAS 133
Unrealized gains on derivatives	8,810	—	—
Adjustments for changes in amortization of deferred policy acquisition costs	(550)	—	—
Change in fair value of embedded derivatives	(8,399)	—	—
Cumulative effect of change in accounting for derivatives	(799)	—	—

Adjusted Net Operating Income	$1,298	$5,701	$2,500

Adjusted net operating income per common share:
Basic	$0.08	$0.35	$0.16
Diluted	0.07	0.31	0.14
Weighted average common shares outstanding:
Basic	16,405,978	16,240,267	15,883,287
Diluted	18,522,318	18,588,034	17,517,909

        The adjustments for realized gains (losses) on investments and the impact of SFAS 133 are net of income taxes attributable to those items.

        Traditional life and accident and health insurance premiums increased 19% to $13,141,000 in 2001 and increased 7% to $11,034,000 in 2000 from $10,294,000 in 1999. The majority of our traditional life and accident and health insurance premiums consist of group policies sold to a particular market. These changes are principally attributable to corresponding changes in direct sales of life products.

        Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) increased 50% to $12,520,000 in 2001, and 142% to $8,338,000 in 2000, from $3,452,000 in 1999. These increases are principally attributable to the growth in our annuity business and correspondingly, increases in annuity policy withdrawals subject to surrender charges. Withdrawals from annuity and single premium universal life policies were $223,163,000, $144,077,000 and $60,844,000 for 2001, 2000 and 1999, respectively.

        Net investment income increased 57% to $140,374,000 in 2001 and 38% to $89,477,000 in 2000 from $64,610,000 in

1999. These increases are principally attributable to the growth in our annuity business and correspondingly, increases in our invested assets. Invested assets (amortized cost basis) increased 87% to $3,720,435,000 at December 31, 2001 and 33% to $1,995,062,000 at December 31, 2000 compared to $1,499,729,000 at December 31, 1999, while the effective yield earned on average invested assets was 6.94%, 7.64% and 7.34% for 2001, 2000, and 1999, respectively. The effective yield in 2001 was lower primarily as a result of our decision after September 11 to maintain approximately 25% of our total assets in cash equivalents. Net investment income also includes amounts related to the options we hold to fund the annual index credits on our equity index annuities. This includes gains received on such options, which are passed on to the equity index policyholders, and the cost of such options, which is amortized ratably over the life of the options. Gains received on options held for equity index policies were $3,085,000, $13,182,000, and $17,969,000 for 2001, 2000, and 1999, respectively. Costs of amortization of such options were $73,567,000, $55,927,000 and $24,121,000 for 2001, 2000 and 1999, respectively.

        Realized gains on investments decreased 86% to $787,000 in 2001 compared to $5,766,000 in 2000 and $1,454,000 in 1999. In 2001, net realized gains of $787,000 consisted of gains of $12,999,000, offset by losses of $4,439,000 on the sale of securities and write downs of approximately $7,773,000 in the fair value of certain securities in recognition of other than temporary impairments. In 2000, net realized gains of $5,766,000 included (i) realized gains of $7,177,000 attributable to gains on the termination of total return swap agreements for which there was an offsetting impact on net investment income and (ii) realized losses of $1,411,000 on the sale of certain corporate fixed maturity and equity securities. The investment program involving the total return swap agreements was terminated in February, 2000. In 1999, realized gains of $1,454,000 was primarily attributable to a gain realized on the termination of a total return swap contract.

        Unrealized gains on derivatives were $13,554,000 for the year ended December 31, 2001. These amounts arise from the adoption of SFAS No. 133 as of January 1, 2001, which requires the recognition of unrealized gains from the change in fair value of derivative securities. See Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this report.

        Traditional life and accident and health insurance benefits increased 12% to $9,762,000 in 2001 and 21% to $8,728,000 in 2000 compared to $7,232,000 in 1999. These increases are attributable to an increase in death benefits and surrenders.

        Interest credited to annuity policyholder account balances increased 73% to $97,923,000 in 2001 and 35% to $56,529,000 in 2000 from $41,727,000 in 1999. These increases are principally attributable to increases in annuity liabilities. The amounts are also impacted by changes in the weighted average crediting rates for our annuity liabilities, which are summarized as follows:

	Fixed Rate (without bonuses)	Fixed Rate (with bonuses)	Equity Index Credits	Equity Index Option Costs
2001	5.57%	6.09%	1.42%	4.31%
2000	5.20%	5.99%	3.72%	5.09%
1999	5.11%	6.51%	5.29%	5.35%

        The above crediting rates on our fixed rate annuities includes both multi-year rate guaranteed and annually adjustable rate products. Such rates are disclosed with and without the impact of first-year bonuses paid to policyholders. Generally such bonuses are deducted from the commissions paid to sales agents on such products and deferred as policy acquisition costs. With respect to our equity index annuities, the weighted average option costs represent the expenses we incur to fund the annual index credits on the equity index business. Gains realized on such options are recorded in net investment income, and are also reflected as an expense in interest credited to annuity policyholder account balances. Option costs are amortized as a charge against net investment income.

        Weighted average crediting rates on our fixed rate annuities were higher in 2001 compared to 2000 and 1999 primarily as a result of the introduction of our multi-year guaranteed rate products, which were designed with significantly lower sales commissions and, correspondingly, lower spread targets. Total commissions and other acquisition costs deferred in 2001 represented 8.9% of premium deposits, compared to 12.5% and 14.0% in 2000 and 1999, respectively.

        Change in market value of embedded derivatives consisted of a decrease of $12,921,000 for the year ended December 31, 2001. These amounts arise from the adoption of SFAS No. 133 as of January 1, 2001, which requires recognition of the change in estimated fair value of equity index annuity reserves. See Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this report.

        Interest expense on General Agency Commission and Servicing Agreement decreased 4% to $5,716,000 in 2001 and increased 54% to $5,958,000 in 2000 from $3,861,000 in 1999. These changes are principally attributable to corresponding changes in the amount of commissions paid by American Equity Life under this Agreement. See Note 8 to the Consolidated Financial Statements included elsewhere in this report.

        Interest expense on notes payable increased 23% to $2,881,000 in 2001 and 161% to $2,339,000 in 2000 from $896,000 in 1999. These increases are attributable to increases in the outstanding borrowings during 2001 and 2000, offset in part by a decrease in the average applicable interest rate. The applicable interest rate was 6.28%, 7.99% and 7.56% for 2001, 2000 and 1999, respectively.

        Interest expense on amounts due under repurchase agreements decreased 68% to $1,123,000 in 2001 and 6% to $3,267,000 in 2000 from $3,491,000 in 1999. These changes are principally attributable to a decrease in the average balances outstanding. See Note 7 of the Notes to the Consolidated Financial Statements included elsewhere in this report.

        Interest expense on amount due to reinsurer was $381,000 in 2001, and arises from the financial reinsurance transaction we entered into with Swiss Re effective January 1, 2001. See Note 5 to the Consolidated Financial Statements included elsewhere in this report.

        Amortization of deferred policy acquisition costs and value of insurance in force acquired increased 163% to $23,145,000 in 2001 and 19% to $8,806,000 in 2000 from $7,379,000 in 1999. These increases are primarily due to (i) the growth in our annuity business as discussed above; (ii) the introduction of multi-year rate guaranteed products with shorter expected lives; and (iii) an increase of $846,000 resulting from SFAS No. 133. See Note 1 of the Notes to Consolidated Financial Statements included elsewhere in this report.

        Other operating costs and expenses increased 19% to $17,071,000 in 2001 and 18% to $14,370,000 in 2000 from $12,129,000 in 1999. These increases are principally attributable to increases in marketing expenses, employees and related salaries and costs of employment.

        Income taxes for 2001 were an expense of $333,000 compared to an expense of $2,385,000 in 2000, and a benefit of $1,370,000 in 1999. Our effective tax rates for 2001, 2000 and 1999 were 17%, 33% and 16%, respectively, excluding the impact in 1999 of the elimination of a valuation allowance of $1,537,000 on deferred income tax assets. See Note 6 of the Notes to the Consolidated Financial Statements included elsewhere in this report. These effective income tax rates varied from the applicable statutory federal income tax rates of 35% principally due to: (i) the impact of earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts; (ii) the impact of state taxes on the federal income tax expense; and (iii) in 1999, adjustment of the December 31, 1998 net deferred tax assets to the 35% rate.

        Minority interest in earnings of subsidiaries includes amounts for distributions and the accretion of the issue discount on company-obligated mandatorily redeemable preferred stocks of subsidiary trusts issued in 1999. Tax benefits attributable to these amounts are reported as a reduction of income tax expense. See Note 9 of the Notes to the Consolidated Financial Statements included elsewhere in this report.

Financial Condition

Investments

        Our investment strategy is to maintain a predominantly investment grade fixed income portfolio, provide adequate liquidity to meet our cash obligations to policyholders and others and maximize current income and total investment return through active investment management. Consistent with this strategy, our investments principally consist of fixed maturity securities and short-term investments. We also have approximately 1% of our invested assets at December 31, 2001 in derivative instruments (equity market index call options) purchased in connection with the issuance of equity-index annuities. Such options represent approximately 2% of the related equity index reserves.

        Insurance statutes regulate the type of investments that our life subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and our business and investment strategy, we generally seek to invest in United States government and government-agency securities and corporate securities rated investment grade by established nationally recognized rating organizations or in securities of comparable investment quality, if not rated.

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

        Our investment portfolio is summarized in the table below:

	December 31,
	2001		2000
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturities:
United States Government and agencies	$2,087,484	55.2%	$1,391,959	65.6%
State, municipal, and other governments	5,099	0.1%	4,884	0.2%
Public utilities	38,472	1.0%	11,200	0.5%
Corporate securities	473,556	12.5%	295,801	13.9%
Redeemable preferred stocks	92,649	2.5%	83,987	4.0%
Mortgage and asset-backed securities	732,106	19.4%	116,009	5.5%

Total fixed maturities	3,429,366	90.7%	1,903,840	89.7%
Equity securities	18,245	0.5%	6,671	0.3%
Mortgage loans	108,181	2.9%	—	0.0%
Derivative instruments	40,052	1.0%	34,707	1.6%
Policy loans	291	0.0%	264	0.0%
Cash and cash equivalents	184,130	4.9%	175,724	8.4%

Total cash and investments	$3,780,265	100.0%	$2,121,206	100.0%

        The table below presents our total fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations.

		December 31,
		2001		2000
NAIC Designation	Rating Agency Equivalent	Carrying Amount	Percent	Carrying Amount	Percent
		(Dollars in thousands)
1	Aaa/Aa/A	$2,985,071	87.1%	$1,704,003	89.5%
2	Baa	388,560	11.3%	197,012	10.4%
3	Ba	49,087	1.4%	2,825	0.1%
4	B	6,648	0.2%	—	—
5	Caa and lower	—	—	—	—
6	In or near default	—	—	—	—

	Total fixed maturities	$3,429,366	100.0%	$1,903,840	100.0%

        During 2001, we began a commercial mortgage loan program. At December 31, 2001, we held $108,181,000 of mortgage loans with commitments outstanding of $15,265,000. These mortgage loans are diversified as to property type, location, and loan size, and are collateralized by the related properties. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. At December 31, 2001, the commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31, 2001
	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East North Central	$9,189	8.5%
East South Central	16,029	14.8%
Middle Atlantic	18,352	17.0%
New England	3,496	3.2%
South Atlantic	39,260	36.3%
West North Central	21,855	20.2%

Total	$108,181	100.0%

	December 31, 2001
	Carrying Amount	Percent
	(Dollars in thousands)
Property type distribution
Office	$42,059	38.9%
Retail	19,131	17.7%
Industrial	28,609	26.4%
Hotel	13,135	12.1%
Mixed use/other	5,247	4.9%

Total	$108,181	100.0%

Liabilities

        Our liability for policy benefit reserves increased $1,894,030,000 and $741,039,000 during 2001 and 2000, respectively, to $3,993,945,000 at December 31, 2001 and $2,099,915,000 at December 31, 2000, primarily due to annuity sales as discussed above. Substantially all of our annuity products have a surrender charge feature designed to reduce early withdrawal or surrender of the policies and to partially compensate us for our costs if policies are withdrawn early. Notwithstanding these policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates.

        On October 18, 1996, we borrowed $10,000,000 from two banks under a variable rate revolving credit agreement. Proceeds from the borrowing were contributed to the capital and surplus of American Equity Life ($6,000,000) and used to refinance indebtedness we incurred to capitalize American Equity Life at the time of its formation ($4,000,000). During 1999, this line of credit was increased to permit maximum borrowings of $25,000,000, and we borrowed an additional $10,600,000, bringing our liability for notes payable to $20,600,000 at December 31, 1999. During 2000, the maximum borrowing level was increased to $50,000,000, and the Company borrowed an additional $23,400,000. We loaned the proceeds of the 1999 and 2000 borrowings to American Equity Investment Service Company (see discussion that follows under Liquidity of Parent Company). During 2001, we borrowed an additional $6,000,000 and contributed the proceeds to the capital and surplus of American Equity Life. Effective December 31, 2001, we exercised an option to convert the line of credit to a term loan to be paid in fifteen equal quarterly installments. Under this agreement, we are required to maintain minimum capital and surplus levels at American Equity Life and meet certain other financial and operating ratio requirements. We are also prohibited from incurring other indebtedness for borrowed money without obtaining a waiver from the lenders and from paying dividends on our capital stock in excess of 10% of our consolidated net income for the prior fiscal year (except that in 1999 we were permitted to make a dividend payment equal to 44% of our consolidated net income for 1998).

Stockholders' Equity

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

		Number Issued
Description					Warrant Exercise Price
	Issue Price	Shares	Warrants
Common Stock & Warrants
1996	$3.33	2,340,000	468,000		$3.33
1997	3.33	11,994	2,394		3.33
1998(1)	3.33	9,000	1,800		3.33

		2,360,994	472,194	(2)
1997	4.00	1,711,248	342,249	(3)	4.00
		—	204,750	(4)	4.00

		1,711,248	546,999
Common Stock—1997	5.33	7,998,750
1998 Series A Participating Preferred Stock	16.00	625,000

(1)
issued to the placement agent in payment of a portion of the compensation due to the placement agent

(2)
exercised during 1998

(3)
exercised during 1999

(4)
issued to the placement agent as part of placement agent compensation; 170,625 exercised in 2000, and the remaining 34,125 expire on April 30, 2002.

        The aggregate net proceeds from these offerings, including proceeds received from the exercise of warrants, was $65,699,000, substantially all of which were contributed to the capital and surplus of American Equity Life or used to fund the acquisition of the life insurance company acquired in 1996.

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

        The 8% Trust Preferred Securities, which have a liquidation value of $30 per share plus accrued and unpaid distributions, mature simultaneously with the 8% Debentures. As of December 31, 2001, 865,671.33 shares of 8% Trust Preferred Securities were outstanding, all of which are unconditionally guaranteed by us to the extent of the assets of Trust I.

        In October, 1999, American Equity Capital Trust II ("Trust II"), our wholly-owned subsidiary, issued 97,000 shares of 5% Trust Preferred Securities (the "5% Trust Preferred Securities"). The 5% Trust Preferred Securities, which have a liquidation value of $100 per share ($97,000,000 in the aggregate) have been assigned a fair value of $78,577,000 (based upon an effective 7% yield-to-maturity). The consideration received by Trust II in connection with the issuance of the 5% Trust Preferred Securities consisted of fixed income trust preferred securities of equal value which were issued by the parent of Farm Bureau Life insurance Company. Farm Bureau beneficially owns 32.29% of our common stock.

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

Liquidity for Insurance Operations

        Our life subsidiaries generally receive adequate cash flow from premium collections and investment income to meet its obligations. Annuity and life insurance liabilities are generally long-term in nature. Policyholders may, however, withdraw funds or surrender their policies, subject to surrender and withdrawal penalty provisions. At December 31, 2001, approximately 99.9% of our annuity liabilities were subject to penalty upon surrender, with a weighted average remaining surrender charge period of 8.6 years and a weighted average surrender charge rate of 9.27%.

        We believe that the diversity of our investment portfolio and the concentration of investments in high-quality, liquid securities provides sufficient liquidity to meet foreseeable cash requirements. The investment portfolio at December 31, 2001 included $3,471,814,000 (amortized cost basis) of publicly traded investment grade bonds. Although there is no present need or intent to dispose of such investments, our life subsidiaries could readily liquidate portions of its investments, if such a need arose. In addition, investments could be used to facilitate borrowings under reverse-repurchase agreements or dollar-roll transactions. Such borrowings have been used by our life subsidiary from time to time to increase our return on investments and to improve liquidity.

Liquidity of Parent Company

        The parent company is a legal entity separate and distinct from its subsidiaries, and has no business operations. The parent company needs liquidity primarily to service its debt, including the subordinated debentures issued to subsidiary trusts, pay operating expenses and pay dividends to stockholders. The primary sources of funds for these payments are: (i) principal and interest payments received on the parent company's note receivable from American Equity Investment Service Company (see discussion that follows); (ii) dividends on capital stock and surplus note interest payments from our life subsidiaries; (iii) cash on hand ($3,755,000 at December 31, 2001); and (iv) cash ($601,000 at December 31, 2001) that may be distributed by American Equity Investment Properties, L.C. which holds the remaining cash proceeds from the sale of the office building in Birmingham, Alabama that was sold in 1998. The parent company may also obtain cash by issuing debt or equity securities.

        The payment of dividends or the distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiaries state of domicile's insurance department. Currently, our life subsidiaries may pay dividends or make other distributions without the prior approval of their state of domicile's insurance department, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) life subsidiary's net gain from operations (excluding net realized capital gains or losses) for the preceding calendar year, or (2) 10% of the life subsidiary's statutory surplus at the preceding December 31. For 2002, up to approximately $17,800,000 can be distributed as dividends or surplus note payments by our life subsidiaries without prior approval of their state of domicile's insurance department. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. Our life subsidiaries had approximately $8,400,000 of earned surplus at December 31, 2001.

        The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to our outstanding liabilities and adequate for its financial needs.

        The transfer of funds by American Equity Life is also restricted by certain covenants in our loan agreement which,

among other things, requires American Equity Life to maintain statutory capital and surplus (including the asset valuation and interest maintenance reserves) of $140,000,000 plus 25% of statutory net income and 75% of the capital contributions to American Equity Life for periods subsequent to December 31, 2000. Under the most restrictive of these limitations, none of our earned surplus at December 31, 2001 would be available for distribution by American Equity Life to the parent company in the form of dividends or other distributions.

        Statutory accounting practices prescribed or permitted for our life subsidiaries differ in many respects from those governing the preparation of financial statements under accounting principles generally accepted in the United States ("GAAP"). Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. Information as to statutory capital and surplus and statutory net income for our life subsidiaries as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 is included in Note 11of the Notes to Audited Consolidated Financial Statements included elsewhere in this report.

        American Equity Life has entered into a general agency commission and servicing agreement with American Equity Investment Service Company, an affiliated company wholly-owned by the Company's chairman and president, whereby the affiliate acts as a national supervisory agent with responsibility for paying commissions to the Company's agents. This agreement initially benefits the American Equity Life's statutory surplus by extending the payment of a portion of the first year commissions on new annuity business written by American Equity Life over a longer period of time, and thereby enabling American Equity Life to conduct a comparatively greater volume of business. In subsequent periods, the American Equity Life's statutory surplus is reduced through the payment of renewal commissions to the affiliate on this business based upon the account balances of the annuities remaining in force for a period of five years (see Note 8 of the Notes to the Audited Consolidated Financial Statements included elsewhere in this report). During the years ended December 31, 2000 and 1999, the Service Company paid $28,400,000 and $37,723,000, respectively, to agents of the Company. The Company paid renewal commissions to the Service Company of $23,198,000, $20,449,000 and $7,001,000, respectively, during the years ended December 31, 2001, 2000 and 1999.

        During 1999, the parent company agreed to loan the affiliate up to $50,000,000 as the source of funds for the affiliate portion of first year commissions and had advanced $41,565,000 through December 31, 2000 pursuant to the promissory note evidencing this agreement. Principal and interest are payable quarterly over five years from the date of the advance.

        Future payments by American Equity Life on business in force at December 31, 2001 are dependent upon the account balances of the annuities remaining in force on each remaining quarterly renewal commission payment date. Estimated future renewal commission payments by American Equity Life would be: $23,604,000 for 2002; $20,230,000 for 2003; $16,156,000 for 2004 and $3,982,000 for 2005.

Inflation

        Inflation does not have a significant effect on our balance sheet. We have minimal investments in property, equipment or inventories. To the extent that interest rates may change to reflect inflation or inflation expectations, there would be an effect on our balance sheet and operations. Higher interest rates experienced in recent periods have decreased the value of our fixed maturity investments. It is likely that declining interest rates would have the opposite effect. It is not possible to calculate the effect such changes in interest rates, if any, have had on our operating results.

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

        We seek to maximize the total return on our available-for-sale investments through active investment management. Accordingly, we have determined that our available-for-sale portfolio of fixed maturity securities is available to be sold in response to: (i) changes in market interest rates; (ii) changes in relative values of individual securities and asset sectors; (iii) changes in prepayment risks; (iv) changes in credit quality outlook for certain securities; (v) liquidity needs; and (vi) other factors. We have a portfolio of held for investment securities which consists principally of zero coupon bonds issued by U.S. government agencies. These securities are purchased to secure long-term yields which meet our spread targets and support the underlying liabilities.

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

        A major component of our interest rate risk management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities. We use computer models to simulate cash flows expected from our existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from our assets to meet the expected cash requirements of our liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. (The "duration" of a security is the time weighted present value of the security's expected cash flows and is used to measure a security's sensitivity to changes in interest rates). When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in value of assets should be largely offset by a change in the value of liabilities. At December 31, 2001, the effective duration of our fixed maturity securities and short-term investments was approximately 9.5 years and the estimated duration of our insurance liabilities was approximately 6.7 years.

        If interest rates were to increase 10% from levels at December 31, 2001, we estimate that the fair value of our fixed maturity securities, net of corresponding changes in the values of deferred policy acquisition costs and insurance in force acquired would decrease by approximately $179,642,000. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

        With respect to our equity index business, we purchase call options on the applicable equity indexes to fund the annual index credits on such annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Our risk associated with the current options we hold is limited to the cost of such options, which we amortize in full over their one-year lives. Market value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for equity-indexed products. In 2001, we realized gains of $3,085,000 on our equity index options, and we credited $5,015,000 to policy holders. On the respective anniversary dates of the equity index policies, we purchase new one-year call options to fund the next annual index credits. The risk associated with these prospective purchases is the uncertainty of the cost, which will determine whether we are able to earn our spread on our equity index business. This is a risk we manage through the terms of our equity index annuities, which permit us to change annual participation rates, asset fees, and/or caps, subject to guaranteed minimums. By reducing participation rates, asset fees or caps, we can limit option costs to budgeted amounts except in cases where the minimum guarantees would prevent further reductions. Based upon actuarial testing conducted as a part of the design of our equity index product, we believe the risk that minimum guarantees would prevent us from controlling option costs is negligible.

        During 2000 and 1999, we purchased financial futures instruments and total return exchange agreements as a part of our asset-liability management activities. The operations of the Company are subject to risk of interest rate fluctuations to the extent that there is a difference between the amount of the Company's interest-earning assets and interest-bearing liabilities that mature in specified periods. The principal objective of the Company's asset-liability management activities is to provide maximum levels of net investment income while maintaining acceptable levels of interest rate and liquidity risk, and facilitating the funding needs of the Company. Financial futures contracts are commitments to either purchase or sell a financial instrument at a specific future date for a specified price and may be settled in cash or through delivery of the financial instrument. Total return exchange agreements generally involve the exchange of the total return or yield on a referenced security for a specified interest rate.

        If financial futures contracts used to manage interest rate risk were terminated early or resulted in payments based on the change in value of the underlying asset, any resulting gain or loss was deferred and amortized as an adjustment to the yield of the designated asset over its remaining life as the transaction qualified for hedge accounting. The effectiveness of the hedge was measured by a historical and future high correlation of changes in the fair value of the hedging instruments with changes in value of the hedged item. If correlation ceased to exist, hedge accounting would have been terminated and gains or losses recorded in income. During 2000 and 1999, high correlation was achieved. Deferred gains (losses) totaling ($2,276,000) and $4,970,000 for 2000 and 1999, respectively, are included in held for investment fixed maturities and will be amortized as an adjustment to interest income over the life of the hedged instrument.

        For total return exchange agreements, the differential of the total return yield or interest to be paid or received on a settlement date was recognized as an adjustment to investment income. If a total return swap agreement was terminated early any resulting gain or loss was recognized as realized gain or loss. In 2000, the Company recognized net investment expense of $10,583,000 related to payments made on settlement dates, and realized a gain of $7,177,000 on the termination of one total return swap agreement.

        The Company did not purchase or enter into any financial futures instruments or total return exchange agreements during 2001 and all agreements were terminated or matured as of December 31, 2000.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements are included as a part of this report on Form 10-K on pages F-1 through F-35.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

        The information required by Part III is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2001.

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

        Reports on Form 8-K.    No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1034, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of March, 2002.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
By:	/s/ D.J. NOBLE D.J. Noble, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date

/s/ D.J. NOBLE D.J. Noble	Chairman of the Board and President, (Principal Executive Officer)	March 25, 2002
/s/ WENDY L. CARLSON Wendy L. Carlson	Chief Financial Officer and General Counsel (Principal Financial Officer)	March 25, 2002
/s/ TERRY A. REIMER Terry A. Reimer	Chief Operating Officer and Executive Vice President (Principal Accounting Officer)	March 25, 2002
/s/ JAMES M. GERLACH James M. Gerlach	Director	March 25, 2002
/s/ JOHN M. MATOVINA John M. Matovina	Director	March 25, 2002
/s/ ROBERT L. HILTON Robert L. Hilton	Director	March 25, 2002
/s/ BEN T. MORRIS Ben T. Morris	Director	March 25, 2002
/s/ DAVID S. MULCAHY David S. Mulcahy	Director	March 25, 2002
/s/ A.J. STRICKLAND, III A.J. Strickland, III	Director	March 25, 2002
/s/ HARLEY A. WHITFIELD Harley A. Whitfield	Director	March 25, 2002
/s/ JOHN C. ANDERSON John C. Anderson	Director	March 25, 2002

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
American Equity Investment Life Holding Company

        We have audited the accompanying consolidated balance sheets of American Equity Investment Life Holding Company as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index on page F-1. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Equity Investment Life Holding Company at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in response to a new accounting standard that became effective January 1, 2001.

                      /s/ Ernst & Young LLP

Des Moines, Iowa
March 8, 2002

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2001	2000
Assets
Cash and investments:
Fixed maturity securities:
Available for sale, at market (amortized cost: 2001 - $3,101,040; 2000 - $1,523,376)	$2,974,761	$1,474,560
Held for investment, at amortized cost (market: 2001 - $412,378; 2000 - $365,023)	454,605	429,280
Equity securities, at market (cost: 2001 - $18,609; 2000 - $7,435)	18,245	6,671
Mortgage loans on real estate	108,181	—
Derivative instruments	40,052	34,707
Policy loans	291	264
Cash and cash equivalents	184,130	175,724

Total cash and investments	3,780,265	2,121,206
Receivable from other insurance companies	83	375
Premiums due and uncollected	1,386	1,256
Accrued investment income	22,100	21,398
Receivables from related parties	29,978	47,242
Property, furniture and equipment, less allowances for depreciation of $3,150 in 2001 and $2,370 in 2000	1,622	1,032
Value of insurance in force acquired	415	520
Deferred policy acquisition costs	492,757	289,609
Intangibles, less accumulated amortization of $987 in 2001 and $797 in 2000	2,148	2,338
Deferred income tax asset	51,244	36,052
Federal income taxes recoverable	4,224	—
Other assets	2,365	2,913
Assets held in separate account	3,858	4,185

Total assets	$4,392,445	$2,528,126

	December 31,
	2001	2000
Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$25,490	$20,354
Annuity and single premium universal life products	3,968,455	2,079,561
Other policy funds and contract claims	22,046	16,669
Amounts due to related party under General Agency Commission and Servicing Agreement	46,607	76,028
Other amounts due to related parties	22,990	4,000
Notes payable	46,667	44,000
Amount due to reinsurer	14,318	—
Amounts due under repurchase agreements	—	110,000
Amounts due on securities purchased	66,504	—
Federal income taxes payable	—	50
Other liabilities	32,788	15,124
Liabilities related to separate account	3,858	4,185

Total liabilities	4,249,723	2,369,971
Minority interests in subsidiaries:
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts	100,155	99,503
Stockholders' equity:
Series Preferred Stock, par value $1 per share, 2,000,000 shares authorized; 625,000 shares of 1998 Series A Participating Preferred Stock issued and outstanding	625	625
Common Stock, par value $1 per share, 75,000,000 shares authorized; issued and outstanding 2001 - 14,516,974 shares; 2000 - 14,530,242 shares	14,517	14,530
Additional paid-in capital	57,452	57,577
Accumulated other comprehensive loss	(33,531)	(16,876)
Retained earnings	3,504	2,796

Total stockholders' equity	42,567	58,652

Total liabilities and stockholders' equity	$4,392,445	$2,528,126

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Year ended December 31,
	2001	2000	1999
Revenues:
Traditional life and accident and health insurance premiums	$13,141	$11,034	$10,294
Annuity and single premium universal life product charges	12,520	8,338	3,452
Net investment income	140,374	89,477	64,610
Realized gains on sales of investments	787	5,766	1,454
Unrealized gains on derivatives	13,554	—	—

Total revenues	180,376	114,615	79,810
Benefits and expenses:
Insurance policy benefits and change in future policy benefits	9,762	8,728	7,232
Interest credited to account balances	97,923	56,529	41,727
Change in fair value of embedded derivatives	12,921	—	—
Interest expense on notes payable	2,881	2,339	896
Interest expense on General Agency Commission and Servicing Agreement	5,716	5,958	3,861
Interest expense on amounts due under repurchase agreements	1,123	3,267	3,491
Interest expense on amount due to reinsurer	381	—	—
Amortization of deferred policy acquisition costs and value of insurance in force acquired	23,145	8,806	7,379
Other operating costs and expenses	17,071	14,370	12,129

Total benefits and expenses	170,923	99,997	76,715

Income before income taxes, minority interests and cumulative effect of change in accounting principle	9,453	14,618	3,095
Income tax (expense) benefit	(333)	(2,385)	1,370

Income before minority interests and cumulative effect of change in accounting principle	9,120	12,233	4,465
Minority interests in subsidiaries:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	(7,449)	(7,449)	(2,022)

Income before cumulative effect of change in accounting principle	1,671	4,784	2,443
Cumulative effect of change in accounting for derivatives	(799)	—	—

Net income	$872	$4,784	$2,443

Earnings per common share:
Income before cumulative effect of change in accounting principle	$0.10	$0.29	$0.15
Cumulative effect of change in accounting for derivatives	(0.05)	—	—

Earnings per common share	$0.05	$0.29	$0.15

Earnings per common share—assuming dilution:
Income before cumulative effect of change in accounting principle	$0.09	$0.26	$0.14
Cumulative effect of change in accounting for derivatives	(0.04)	—	—

Earnings per common share—assuming dilution	$0.05	$0.26	$0.14

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance at January 1, 1999	$625	$4,582	$64,783	$420	$(4,279)	$66,131
Comprehensive loss:
Net income for year	—	—	—	—	2,443	2,443
Change in net unrealized investment gains/losses	—	—	—	(35,655)	—	(35,655)

Total comprehensive loss						(33,212)
Issuance of 130,348 shares of common stock, less issuance expenses of $22	—	130	1,382	—	—	1,512
Dividends on preferred stock ($.02 per share)	—	—	(13)	—	—	(13)
Dividends on common stock ($.01 per share)	—	—	(94)	—	—	(94)

Balance at December 31, 1999	625	4,712	66,058	(35,235)	(1,836)	34,324
Issuance of 9,424,620 shares of common stock pursuant to 3-for-1 stock split	—	9,425	(9,425)	—	—	—
Comprehensive income:
Net income for year	—	—	—	—	4,784	4,784
Change in net unrealized investment gains/losses	—	—	—	18,359	—	18,359

Total comprehensive income						23,143
Issuance of 477,687 shares of common stock	—	478	1,478	—	—	1,956
Acquisition of 84,375 shares of common stock	—	(85)	(534)	—	—	(619)
Dividends on preferred stock ($.01 per share)	—	—	—	—	(6)	(6)
Dividends on common stock ($.01 per share)	—	—	—	—	(146)	(146)

Balance at December 31, 2000	625	14,530	57,577	(16,876)	2,796	58,652
Comprehensive loss:
Net income for year	—	—	—	—	872	872
Change in net unrealized investment gains/losses	—	—	—	(16,655)	—	(16,655)

Total comprehensive loss						(15,783)
Issuance of 5,052 shares of common stock	—	5	34	—	—	39
Acquisition of 18,320 shares of common stock	—	(18)	(159)	—	—	(177)
Dividends on preferred stock ($0.01 per share)	—	—	—	—	(19)	(19)
Dividends on common stock ($0.01 per share)	—	—	—	—	(145)	(145)

Balance at December 31, 2001	$625	$14,517	$57,452	$(33,531)	$3,504	$42,567

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2001	2000	1999
Operating activities
Net income	$872	$4,784	$2,443
Cumulative effect of change in accounting for derivatives	799	—	—
Adjustments to reconcile net income to net cash used in operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	97,923	56,529	41,727
Annuity and single premium universal life product charges	(12,520)	(8,338)	(3,452)
Change in fair value of embedded derivatives	12,921	—	—
Increase in traditional life and accident and health insurance reserves	5,136	5,294	3,743
Policy acquisition costs deferred	(154,451)	(77,056)	(62,829)
Amortization of deferred policy acquisition costs	23,040	8,574	7,063
Provision for depreciation and other amortization	1,075	1,086	1,299
Amortization of discount and premiums on fixed maturity securities and derivative instruments	18,250	12,933	(10,765)
Realized gains on sales of investments	(787)	(5,766)	(1,454)
Unrealized gains on derivatives	(13,554)	—	—
Deferred income taxes	(5,794)	(2,840)	(15,559)
Reduction of amounts due to related party under General Agency Commission and Servicing Agreement	(29,422)	(14,491)	(3,140)
Changes in other operating assets and liabilities:
Accrued investment income	(702)	(7,215)	(11,237)
Receivables from related parties	17,265	(28,346)	(18,807)
Federal income taxes recoverable/payable	(4,274)	1,713	(3,312)
Other policy funds and contract claims	5,376	5,116	5,238
Other amounts due to related parties	15,927	4,000	—
Other liabilities	4,861	1,221	8,156
Other	309	(1,911)	(650)

Net cash used in operating activities	(17,750)	(44,713)	(61,536)
Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities—available for sale	1,734,890	628,847	308,670
Equity securities	7,820	1,588	—
Derivative instruments	—	7,177	1,541

	1,742,710	637,612	310,211
Acquisition of investments:
Fixed maturity securities—available for sale	(3,214,768)	(1,092,492)	(734,248)
Fixed maturity securities—held for investment	—	(7,246)	(310,500)
Equity securities	(18,844)	(1,437)	(8,020)
Mortgage loans	(108,181)	—	—
Derivative instruments	(76,569)	(68,088)	(39,396)
Proceeds received from futures contract	—	—	4,970

	Year ended December 31,
	2001	2000	1999
Investing activities (continued)
Policy loans	$(27)	$(33)	$(39)

	(3,418,389)	(1,169,296)	(1,087,233)
Purchases of property, furniture and equipment	(1,370)	(424)	(877)

Net cash used in investing activities	(1,677,049)	(532,108)	(777,899)
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	2,006,882	843,340	816,126
Unapplied policyholder receipts	12,803	—	—
Return of annuity and single premium universal life policyholder account balances	(223,163)	(144,077)	(60,844)
Financing fees incurred and deferred	—	(216)	(1,801)
Proceeds from notes payable	6,000	23,400	10,600
Repayments of notes payable	(3,333)	—	—
Increase (decrease) in amounts due under repurchase agreements	(110,000)	23,031	37,969
Proceeds from issuance of company-obligated mandatorily redeemable preferred securities of subsidiary trusts	—	—	25,970
Amounts due to reinsurer	14,318	—	—
Net proceeds from issuance of common stock	39	1,956	1,512
Acquisition of common stock	(177)	(619)	—
Dividends paid	(164)	(152)	(107)

Net cash provided by financing activities	1,703,205	746,663	829,425

Increase (decrease) in cash and cash equivalents	8,406	169,842	(10,010)
Cash and cash equivalents at beginning of year	175,724	5,882	15,892

Cash and cash equivalents at end of year	$184,130	$175,724	$5,882

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on notes payable and repurchase agreements	$4,199	$5,606	$4,904
Income taxes—life subsidiaries	10,401	3,512	17,500
Non-cash financing and investing activities:
Bonus interest deferred as policy acquisition costs	17,399	9,955	7,602
Advances to related party under General Agency Commission and Servicing Agreement deferred as policy acquisition costs	—	28,400	37,723
Issuance of common stock in payment of deferred compensation	—	—	90
Exchange of held for investment fixed maturity securities for company-obligated mandatorily redeemable preferred securities of subsidiary trusts	—	—	72,490

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

1.    Organization and Significant Accounting Policies

Organization

        American Equity Investment Life Holding Company (the Company), through its wholly-owned subsidiaries, American Equity Investment Life Insurance Company and American Equity Investment Life Insurance Company of New York, is licensed to sell insurance products in 45 states and the District of Columbia at December 31, 2001. The Company offers a broad array of annuity and insurance products. The Company's business consists primarily of the sale of equity-index and fixed rate annuities. In 1998, the Company began offering variable annuity products. The Company operates solely in the life insurance business.

Consolidation and Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: American Equity Investment Life Insurance Company, American Equity Investment Life Insurance Company of New York (formed in 2001), American Equity Investment Capital, Inc., American Equity Capital Trust I (formed in 1999), American Equity Capital Trust II (formed in 1999), American Equity of Hawaii, Inc. (formed in 1999 and sold to an affiliate of the Company's Chairman in December, 2000) and American Equity Investment Properties, L.C. All significant intercompany accounts and transactions have been eliminated.

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are utilized in the calculation of value of insurance in force acquired, deferred policy acquisition costs, policyholder liabilities and accruals, valuation of embedded derivatives on equity index reserves and valuation allowances on deferred tax assets and investments. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized.

Reclassifications

        Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the 2001 financial statement presentation.

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

        Mortgage loans on real estate are reported at cost adjusted for amortization of premiums and accrual of discounts. If the Company determines that the value of any mortgage loan is impaired, the carrying value of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or the fair value of the underlying collateral.

        Policy loans are reported at unpaid principal.

        The carrying amounts of all the Company's investments are reviewed on an ongoing basis for credit deterioration. If this review indicates a decline in market value that is other than temporary, the Company's carrying amount in the investment is reduced to its estimated fair value and a specific writedown is taken. Such reductions in carrying amount are recognized as realized losses and charged to income. Realized gains and losses on sales are determined on the basis of specific identification of investments.

        Market values, as reported herein, of fixed maturity and equity securities are based on the latest quoted market prices, or for those fixed maturity securities not readily marketable, at values which are representative of the market values of issues of comparable yield and quality.

Derivative Instruments

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

        The Company has equity-indexed annuity products that guarantee the return of principal to the customer and credit interest based on a percentage of the gain in a specified equity market index. A portion of the premium from each customer is invested in investment grade fixed income securities to cover the minimum guaranteed value due the customer at the end of the contract term. A portion of the premium is used to purchase derivatives consisting of call options on the applicable equity market indexes to fund the index credits due to equity index annuity holders. Substantially all of such call options are one year options which are closely matched to the annual crediting liabilities on such policies. The cost of these options are amortized in full over their one-year lives which is included in investment income. On the respective anniversary dates of the equity index policies, the equity index used to compute such annual crediting liabilities is reset and the Company purchases new one-year call options to fund the next annual index credit. The Company manages the cost of these purchases through the terms of its equity index annuities, which permits the Company to change annual participation rates, asset fees, and/or caps, subject to guaranteed minimums. By reducing participation rates, asset fees or caps, the Company can limit option costs to budgeted amounts except in cases where the minimum guarantees prevent further reductions in these contract terms.

        The Company's strategy attempts to mitigate any potential risk of loss under these agreements through a regular monitoring process which evaluates the program's effectiveness. The Company is exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, the Company purchases its option contracts from multiple counterparties and evaluates the creditworthiness of all counterparties prior to purchase of the contracts. At December 31, 2001, all of these options had been purchased from nationally recognized investment banking institutions with a Standard and Poor's credit rating of BBB+ or higher.

        Under SFAS No. 133, the annual crediting liabilities on the Company's equity index annuities are treated as a "series of embedded derivatives" over the life of the applicable contract. The Company does not purchase call options to fund the equity index liabilities which may arise after the next policy anniversary date. The Company must value both the call options and the related forward embedded options in the policies at fair value. The change in fair value for the call options is included in unrealized gains (losses) on derivatives and the change in fair value adjustment of the embedded options is included in change in fair value of embedded derivatives in the Consolidated Statements of Income.

        For the year ended December 31, 2001, unrealized gains on derivatives of $13,554,000 represent the change in fair value on call options used to fund the next-year income credit to the equity index annuities. The change in fair value of options embedded within the equity index products (including the forward options) was $12,921,000 for the year ended December 31, 2001. Amortization of deferred policy acquisition costs was decreased by $846,000 for the year ended December 31, 2001 as a result of the impact of SFAS No. 133.

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

        Prior to the adoption of SFAS No. 133, the Company recorded the options at amortized cost plus intrinsic value, if any. Changes in the intrinsic value of the options were offset by changes to the policy benefit liabilities in the consolidated statements of income. These amounts were ($21,664,000) and $12,763,000 during the years ended December 31, 2000 and 1999, respectively.

Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Deferred Policy Acquisition Costs

        To the extent recoverable from future policy revenues and gross profits, certain costs of producing new business, principally commissions, first-year bonus interest and certain costs of policy issuance (including policy issue costs of $4,946,000 in 2001, $2,743,000 in 2000 and $3,591,000 in 1999) have been deferred. For annuity and single premium universal life products, these costs are being amortized generally in proportion to expected gross profits from surrender charges and investment, mortality, and expense margins. That amortization is adjusted retrospectively when estimates of future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. Deferred policy acquisition costs are also adjusted for the change in amortization that would have occurred if available-for-sale fixed maturity securities had been sold at their aggregate market value and the proceeds reinvested at current yield. The impact of this adjustment is included in accumulated other comprehensive income (loss) within stockholders' equity.

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

Future Policy Benefits

        Future policy benefit reserves for annuity and single premium universal life products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for these products ranged from 3.0% to 12.0% in 2001, 3.0% to 12.5% in 2000 and from 3.0% to 12.0% in 1999. A portion of this amount ($17,399,000, $9,955,000 and $7,602,000 during the years ended December 31, 2001, 2000 and 1999, respectively) represents an additional interest credit on first-year premiums payable until the first contract anniversary date (first-year bonus interest). Such amounts have been offset against interest credited to account balances and deferred as policy acquisitions costs.

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

        Certain group policies include provisions for annual experience refunds of premiums equal to net premiums received less a 16% administrative fee and less claims incurred. Such amounts (2001—$584,000; 2000—$342,000; and 1999—$1,206,000) are reported as a reduction of traditional life and accident and health insurance premiums in the consolidated statements of income.

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

Stockholders' Equity

        The Company effected a three-for-one split of common stock payable June 30, 2000 to stockholders of record as of June 1, 2000. This resulted in the issuance of 9,424,620 shares of common stock along with a corresponding decrease of $9,425,000 in additional paid-in capital. All references to the number of shares and per share amounts (other than the 1999 consolidated statements of changes in stockholders' equity) in the consolidated financial statements and the accompanying notes to consolidated financial statements, unless otherwise noted, have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options, restricted stock awards, and all other agreements payable in the Company's common stock have been adjusted or amended to reflect the split.

        During 2000, the Company increased the number of authorized shares of common stock, $1 par value, from 25,000,000 to 75,000,000. In connection with the issuance of the Company's common stock under certain private placement offerings, the Company issued warrants to purchase one additional share of common stock for every five shares that were purchased. In addition, warrants to purchase 240,000 shares of the Company's common stock were issued in 1997 to the Company's chairman. During 2000, these warrants were exercised at a price of $3.33 per share, and 170,625 warrants were exercised at a price of $4.00 per share. During 1999, 342,249 warrants were exercised at a price of $4.00. At December 31, 2001, the Company had warrants for 34,125 shares outstanding with an exercise price of $4.00 per share. All of the outstanding warrants expire on April 30, 2002.

        The Company issued 625,000 shares of 1998 Series A Participating Preferred Stock, at par, under a private placement offering in 1998 in exchange for cash of $10,000,000. These shares have participating dividend rights with shares of the Company's common stock, when and as such dividends are declared. These shares are convertible into shares of the Company's common stock on a three-for-one basis and have no voting rights.

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

Premiums and Deposits by Product Type

        The Company markets equity index annuities, fixed rate annuities, a variable annuity and life insurance. In connection with its reinsured group life business, the Company also collects renewal premiums on certain accident and health insurance policies. Premiums and deposits (after cancellations and net of reinsurance) collected in 2001, 2000 and 1999, by product category were as follows:

	Year ended December 31,
Product Type
	2001	2000	1999
	(Dollars in thousands)
Equity-Index Annuities	$588,124	$633,893	$551,278
Fixed Rate Annuities	1,418,758	209,447	264,848
Life Insurance	12,349	10,169	10,025
Accident and Health	792	865	269
Variable Annuities	15	3,895	219

	$2,020,038	$858,269	$826,639

Comprehensive Income (Loss)

        Comprehensive income (loss) includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. Other comprehensive income (loss) excludes net realized investment gains included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $395,000, $4,239,000 and $983,000 in 2001, 2000 and 1999, respectively. Such amounts, which have been measured through the date of sale, are net of adjustments to deferred policy acquisition costs and income taxes totaling $392,000 in 2001, $1,527,000 in 2000 and $471,000 in 1999.

Pending Accounting Change

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and other Intangible Assets. Under the new Statements, goodwill will no longer be amortized but will be subject to annual impairment tests. Intangible assets with finite useful lives will continue to be amortized over their estimated useful lives. The adoption of these Statements on January 1, 2002 is not expected to have a material impact to the Company.

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

        Equity securities:    Quoted market prices.

        Mortgage loans on real estate:    Discounted expected cash flows using interest rates currently being offered for similar loans.

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

        Annuity and single premium universal life policy benefit reserves:    Fair values of the Company's liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities), are stated at the cost the Company would incur to extinguish the liability (i.e., the cash surrender value) adjusted as required under SFAS No. 133. The Company is not required to and has not estimated the fair value of its liabilities under other contracts.

        Notes payable and amounts due under repurchase agreements:    As all notes and short-term indebtedness under repurchase agreements have variable interest rates, the amounts reported in the consolidated balance sheets for these instruments approximate their fair values.

        Amounts due to related party under General Agency Commission and Servicing Agreement and company-obligated mandatorily redeemable preferred securities of subsidiary trusts:    Fair values are estimated by discounting expected cash flows using interest rates currently being offered for similar securities.

        The following sets forth a comparison of the fair values and carrying amounts of the Company's financial instruments:

	December 31,
	2001		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities: Available for sale	$2,974,761	$2,974,761	$1,474,560	$1,474,560
Held for investment	454,605	412,378	429,280	365,023
Equity securities	18,245	18,245	6,671	6,671
Mortgage loans on real estate	108,181	109,806	—	—
Derivative instruments	40,052	40,052	34,707	20,170
Policy loans	291	291	264	264
Cash and cash equivalents	184,130	184,130	175,724	175,724
Separate account assets	3,858	3,858	4,185	4,185
Liabilities
Annuity and single premium universal life policy benefit reserves	3,968,455	3,498,954	2,079,561	1,794,414
Amounts due to related party under General Agency Commission and Servicing Agreement	46,607	49,600	76,028	77,319
Notes payable	46,667	46,667	44,000	44,000
Amounts due under repurchase agreements	—	—	110,000	110,000
Liabilities related to separate account	3,858	3,858	4,185	4,185
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts	100,155	104,962	99,503	96,924

3.    Investments

        At December 31, 2001 and 2000, the amortized cost and estimated fair value of fixed maturity securities and equity securities were as follows:

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government and agencies	$1,770,024	$3,080	$(64,631)	$1,708,473
State, municipal and other governments	5,234	—	(135)	5,099
Public utilities	39,315	525	(1,368)	38,472
Corporate securities	495,971	4,813	(27,228)	473,556
Redeemable preferred stocks	15,704	1,539	(188)	17,055
Mortgage and asset-backed securities	774,792	2,534	(45,220)	732,106

	$3,101,040	$12,491	$(138,770)	$2,974,761

Held for investment:
United States Government and agencies	$379,011	$—	$(45,210)	$333,801
Redeemable preferred stocks	75,594	2,983	—	78,577

	$454,605	$2,983	$(45,210)	$412,378

Equity securities:
Non-redeemable preferred stocks	$15,418	$18	$(130)	$15,306
Common stocks	3,191	—	(252)	2,939

	$18,609	$18	$(382)	$18,245

December 31, 2000	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government and agencies	$1,052,193	$10,166	$(24,208)	$1,038,151
State, municipal and other governments	4,874	10	—	4,884
Public utilities	12,191	—	(991)	11,200
Corporate securities	327,954	918	(33,071)	295,801
Redeemable preferred stocks	9,240	—	(725)	8,515
Mortgage and asset-backed securities	116,924	1,393	(2,308)	116,009

	$1,523,376	$12,487	$(61,303)	$1,474,560

Held for investment:
United States Government and agencies	$353,808	—	$(60,497)	$293,311
Redeemable preferred stocks	75,472	—	(3,760)	71,712

	$429,280	$—	$(64,257)	$365,023

Equity securities:
Non-redeemable preferred stocks	$6,850	—	$(1,005)	$5,845
Common stocks	585	241	—	826

	$7,435	$241	$(1,005)	$6,671

        The amortized cost and estimated fair value of fixed maturity securities at December 31, 2001, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company's mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available for sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one year through five years	$21,097	$21,187	$—	$—
Due after five years through ten years	190,366	189,467	—	—
Due after ten years through twenty years	541,080	518,793	—	—
Due after twenty years	1,573,705	1,513,208	454,605	412,378

	2,326,248	2,242,655	454,605	412,378
Mortgage-backed and asset-backed securities	774,792	732,106	—	—

	$3,101,040	$2,974,761	$454,605	$412,378

        Net unrealized losses on available-for-sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following at December 31, 2001 and 2000:

	December 31,
	2001	2000
	(Dollars in thousands)
Net unrealized losses on available-for-sale fixed maturity securities and equity securities	$(126,643)	$(49,580)
Adjustments for assumed changes in amortization of deferred policy acquisition costs	75,057	23,616
Deferred income tax benefit	18,055	9,088

Net unrealized losses reported as accumulated other comprehensive loss	$(33,531)	$(16,876)

        Components of net investment income are as follows:

	Year ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Fixed maturity securities	$196,933	$129,066	$69,877
Equity securities	786	754	456
Mortgage loans on real estate	2,347	—	—
Derivative instruments	(68,712)	(42,745)	(6,151)
Policy loans	20	19	20
Cash and cash equivalents	12,281	1,703	487
Other	(1,137)	2,083	951

	142,518	90,880	65,640
Less investment expenses	(2,144)	(1,403)	(1,030)

Net investment income	$140,374	$89,477	$64,610

        An analysis of sales, maturities, and principal repayments of the Company's available-for-sale fixed maturity securities for the year ended December 31, 2001, 2000 and 1999 is as follows:

	Amortized Cost	Gross Realized Gains	Gross Realized Losses	Proceeds from Sale
	(Dollars in thousands)
Year ended December 31, 2001
Scheduled principal repayments, calls and tenders	$1,130,959	$—	$—	$1,130,959
Sales	595,550	12,820	(4,439)	603,931

Total	$1,726,509	$12,820	$(4,439)	$1,734,890

Year ended December 31, 2000
Scheduled principal repayments, calls and tenders	$622,353	$—	$—	$622,353
Sales	7,471	—	(977)	6,494

Total	$629,824	$—	$(977)	$628,847

Year ended December 31, 1999
Scheduled principal repayments, calls and tenders	$195,838	$—	$—	$195,838
Sales	112,919	323	(410)	112,832

Total	$308,757	$323	$(410)	$308,670

        For the year ended December 31, 2001, realized gains on investments consisted of net gains of $8,381,000 on the sale of available-for-sale fixed maturity securities, net gains of $179,000 on the sale of equity securities and write downs of $7,773,000 on certain securities due to other than temporary impairments. For the year ended December 31, 2000, realized gains on investments consisted of net losses of $977,000 on the sale of available-for-sale fixed maturity securities, net losses of $434,000 on the sale of equity securities and a gain of $7,177,000 on the termination of a total return swap. For the year ended December 31, 1999, realized gains on investments consisted of net losses of $87,000 on the sale of available-for-sale fixed maturities and a gain of $1,541,000 on the termination of a total return swap.

        The change in unrealized depreciation on investments for the year ended December 31, 2001 aggregated $77,063,000, and consisted of unrealized depreciation of $77,463,000 on available-for-sale fixed maturity securities and unrealized appreciation on equity securities of $400,000. The change in unrealized depreciation on investments for the year ended December 31, 2000 aggregated $24,272,000, and consisted of unrealized appreciation of $24,629,000 on available-for-sale fixed maturity securities and unrealized depreciation on equity securities of $357,000, respectively. The change in unrealized depreciation on investments for the year ended December 31, 1999 aggregated $75,449,000, and consisted of unrealized depreciation on available-for-sale fixed maturity securities and equity securities of $75,043,000 and $406,000, respectively. The change in net unrealized appreciation/depreciation is recorded net of adjustments to deferred policy acquisition costs and deferred income taxes totaling $60,408,000 in 2001, $(5,913,000) in 2000 and $39,794,000 in 1999.

        The Company's mortgage loan portfolio totaled $108,181,000 with commitments outstanding of $15,265,000 at December 31, 2001 and consisted of commercial mortgage loans diversified as to property type, location and loan size. The loans are collateralized by the related properties. The Company's mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type.

At December 31, 2001, the commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31, 2001
	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East North Central	$9,189	8.5%
East South Central	16,029	14.8%
Middle Atlantic	18,352	17.0%
New England	3,496	3.2%
South Atlantic	39,260	36.3%
West North Central	21,855	20.2%

Total	$108,181	100.0%

	December 31, 2001
	Carrying Amount	Percent
	(Dollars in thousands)
Property type distribution
Office	$42,059	38.9%
Retail	19,131	17.7%
Industrial	28,609	26.4%
Hotel	13,135	12.1%
Mixed use/other	5,247	4.9%

Total	$108,181	100.0%

        During 2000 and 1999, the Company purchased financial futures instruments and total return exchange agreements as a part of its asset-liability management activities. The operations of the Company are subject to risk of interest rate fluctuations to the extent that there is a difference between the amount of the Company's interest-earning assets and interest-bearing liabilities that mature in specified periods. The principal objective of the Company's asset-liability management activities is to provide maximum levels of net investment income while maintaining acceptable levels of interest rate and liquidity risk, and facilitating the funding needs of the Company. Financial futures contracts are commitments to either purchase or sell a financial instrument at a specific future date for a specified price and may be settled in cash or through delivery of the financial instrument. Total return exchange agreements generally involve the exchange of the total return or yield on a referenced security for a specified interest rate.

        If a financial futures contract used to manage interest rate risk was terminated early or resulted in payments based on the change in value of the underlying asset, any resulting gain or loss was deferred and amortized as an adjustment to the yield of the designated asset over its remaining life as long as the transaction qualifies for hedge accounting. The effectiveness of the hedge was measured by a historical and probable future high correlation of changes in the fair value of the hedging instruments with changes in value of the hedged item. If correlation ceased to exist, hedge accounting would have been terminated and gains or losses recorded in income. During 2000 and 1999, high correlation was achieved. Deferred losses of $2,276,000 for 2000 and deferred gains of $4,970,000 for 1999 are included in held-for-investment fixed maturities and will be amortized as an adjustment to interest income over the life of the hedged instrument.

        For total return exchange agreements, the differential of the total return yield or interest to be paid or received on a settlement date was recognized as an adjustment to net investment income. If a total return swap agreement was terminated early, any resulting gain or loss was recognized as a realized gain or loss. In 2000, the Company recognized net investment expense of $10,583,000 related to payments made on settlement dates, and realized a gain of $7,177,000 on the termination of one total return swap agreement. In 1999, the Company recognized net investment expense of $2,069,000 related to payments made on settlement dates, and realized a gain of $1,541,000 on the termination of one total return swap agreement.

        The Company did not purchase or enter into any financial futures instruments or total return exchange agreements during 2001 and all agreements were terminated or matured as of December 31, 2000.

        At December 31, 2001, fixed maturity securities and short-term investments with an amortized cost of $3,754,014,000 were on deposit with state agencies to meet regulatory requirements.

        At December 31, 2001, the following investments in any person or its affiliates (other than bonds issued by agencies of the United States Government) exceeded 10% of stockholders' equity:

Issuer	Estimated Fair Value and Carrying Amount	Amortized Cost	Issuer	Estimated Fair Value and Carrying Amount	Amortized Cost
(Dollars in thousands)			(Dollars in thousands)
FBL Capital Trust I	$78,577	$75,594	Sutter CBO 1999-1	$10,218	$8,832
Knight Funding Ltd	16,005	19,755	Public Storage Inc.	8,586	8,568
AIG Global	11,020	19,000	Countrywide Credit	8,018	8,367
Ford Motor Co.	16,829	17,980	Evaluated Loan Collateral	7,286	8,361
Pegasus Aviation Lease Securities	14,350	17,961	Puget Energy Inc	7,451	8,327
Bankamerica	15,073	17,133	Land O Lakes	4,779	8,077
General Motors Acceptance Corp.	14,868	15,117	Commercial Net Lease	7,524	7,756
JP Morgan & Co.	13,486	13,860	EOP Operating LP	6,762	7,082
ERAC USA Finance Company	12,918	12,778	PNC Financial Services	6,983	7,056
Fleetboston Financial Corp.	12,593	12,749	CNA Financial Group	5,200	6,996
CVS Corp.	12,606	12,637	United Airlines	4,513	6,600
MM Community Funding	12,500	12,474	Security Capital Group	6,004	6,061
Lehman Brothers Holdings	9,273	12,171	Nationwide Health Properties	6,243	6,043
Metlife Inc.	11,220	11,604	Hilton Hotels	5,562	5,906
New Plan Realty Trust	10,364	11,017	Engelhard Corp.	5,282	5,899
Sears Roebuck & Co.	11,566	10,599	American Coin Merchandising	7,285	5,849
Mony Group, Inc.	10,580	10,562	Farmers Exchange	4,969	5,805
Marshall & Ilsley Corp.	9,688	10,379	Charles Schwab & Co. Inc.	4,566	5,322
Transamerica	10,174	10,369	Duetsche Bank	5,068	5,296
Wachovia Corp.	10,058	10,238	Keycorp	4,815	5,246
Potash Corp.	10,590	10,236	Muni Bond Backed Receipts	5,099	5,234
Nationwide Csn Trust	10,350	10,235	United Dominion Realty	5,230	5,127
Universal Corp.	10,247	10,181	Calpine Canada Energy	4,500	5,027
Waddell & Reed Financial	10,249	10,174	Developers Diversified Realty	4,226	5,012
Westvaco Corp.	10,112	10,166	Simon Debartolo Group	4,658	5,005
Allete	10,336	10,135	Dayton Power & Light	4,951	5,000
Continental Airlines	9,170	10,067	Juniper CBO	4,964	5,000
US Bancorp	10,200	10,000	Municipal Corrections Finance	5,050	5,000
AT&T Corporation	10,285	9,986	Unumprovident Corp.	5,189	4,996
PSEG Power	10,476	9,952	Toys R Us	4,887	4,988
Household Finance	9,908	9,864	Orange & Rockland Utilities	4,777	4,964
Qwest Capital Funding	10,024	9,837	Harcourt General Inc.	4,803	4,945
South Street CBO	5,772	9,737	AMB Property	4,400	4,898
Northwest Airlines	8,392	9,547	Xerox Cap Europe	4,550	4,713
Ryder System Inc.	9,739	9,539	Witco Corp.	4,017	4,707
National Oilwell Inc.	9,780	9,535	Citicorp Capital II	4,246	4,304
American Financial Group Inc.	8,413	9,381

4.      Value of Insurance In Force Acquired

        An analysis of the value of insurance in force acquired for the years ended December 31, 2001, 2000 and 1999 is as follows:

	Year ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Balance at beginning of year	$520	$752	$1,069
Accretion of interest during the year	28	36	55
Amortization of asset	(133)	(268)	(372)

Balance at end of year	$415	$520	$752

        Amortization of the value of insurance in force acquired for the next four years is expected to be as follows: 2002—$104,000; 2003—$103,000; 2004—$104,000; and 2005—$104,000.

5.      Reinsurance and Policy Provisions

        In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers. Reinsurance coverages for life insurance vary according to the age and risk classification of the insured.

        Reinsurance contracts do not relieve the Company of its obligations to its policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, the Company's life insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses to the Company. To limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers, and monitors concentrations of credit risk. Insurance premiums have been reduced by $167,000, $182,000 and $1,111,000 and insurance benefits have been reduced by $186,000, $376,000 and $336,000 during the years ended December 31, 2001, 2000 and 1999, respectively, as a result of cession agreements.

        No allowance for uncollectible amounts has been established against the Company's asset for amounts receivable from other insurance companies since none of the receivables are deemed by management to be uncollectible.

        Effective January 1, 2001, the Company's life insurance subsidiary, American Equity Investment Life Insurance Company (American Equity Life), entered into a transaction treated as reinsurance under statutory accounting requirements and as financial reinsurance under accounting principles generally accepted in the United States (GAAP) with a subsidiary of Swiss Reinsurance Company ("Swiss Re") which includes a coinsurance segment on a 2% quota share basis and a yearly renewable term segment reinsuring a portion of death benefits payable on annuities produced after January 1, 2001 through approximately July 31, 2001. The 2% quota share coinsurance segment provides reinsurance to the extent of 2% of all risks associated with the Company's annuity policies covered by this reinsurance agreement. The Company received a 2% expense allowance for this segment which is being repaid over a five-year period from the profits emerging from the reinsured block of policies. This segment of the reinsurance agreement provided $20 million in statutory surplus benefit during 2001.

        The second segment is yearly renewable term reinsurance whereby Swiss Re's subsidiary reinsures risks associated with the death benefits on the Company's annuity products to the extent such benefits exceed the cash surrender values of the applicable contracts. The Company has received the maximum expense allowance allowable under this agreement of $15 million during 2001 which was equal to 2.25% to 3% of the first year premiums on annuities issued after January 2001 through approximately July 31, 2001. The balance at December 31, 2001 was $14,318,000 to be repaid ratably over a five-year period.

        Effective August 1, 2001, American Equity Life entered into a coinsurance agreement with Equitrust Life Insurance Company ("Equitrust"), an affiliate of Farm Bureau Life Insurance Company covering 70% of certain of the Company's non multi-year guarantee fixed annuities and equity-index annuities issued from August 1, 2001 through December 31, 2001 and 40% of those contracts for 2002 and 2003. As of December 31, 2001, Farm Bureau beneficially owned 32.29% of the Company's common stock. The Company holds the call options used to fund the index credits related to the ceded equity index annuities on its books and passes on to Equitrust its proportionate share of the fair value of the call options as an amount due to reinsurer, amortization expense of the options and changes in fair value of the embedded derivatives. Total premiums ceded were approximately $418,300,000 and expense allowance received was approximately $51,200,000 under this agreement for the period August 1, 2001 to December 31, 2001. The balance due at December 31, 2001 under this agreement to Equitrust was $22,879,000.

        During 1998, the Company entered into a modified coinsurance agreement to cede 70% of its variable annuity business to Equitrust. Under this agreement, the Company paid Equitrust $209,000, $118,000 and $120,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The modified coinsurance agreement has an initial term of four years and will continue thereafter until termination by written notice at the election of either party. Any such termination will apply to the submission or acceptance of new policies, and business reinsured under the agreement prior to any such termination is not eligible for recapture before the expiration of 10 years. Equitrust (or one of its affiliates) provides the administrative support necessary to manage this business.

        The activity in the liability for unpaid claims and related adjustment expense for the Company's accident and health business for the years ended December 31, 2001, 2000 and 1999, net of reinsurance, is summarized as follows:

	Unpaid Claims Liability at Beginning of Year	Claims Incurred	Claims Paid	Unpaid Claims Liability at End of Year
	(Dollars in thousands)
Year ended December 31, 2001
2001	$—	$914	$447	$467
2000 and prior	916	(23)	162	731

	916	$891	$609	1,198

Active life reserve	1,600			1,543

Total accident and health reserves	$2,516			$2,741

Year ended December 31, 2000
2000	$—	$696	$339	$357
1999 and prior	595	88	124	559

	595	$784	$463	916

Active life reserve	1,576			1,600

Total accident and health reserves	$2,171			$2,516

Year ended December 31, 1999
1999	$—	$551	$319	$232
1998 and prior	673	(186)	124	363

	673	$365	$443	595

Active life reserve	1,518			1,576

Total accident and health reserves	$2,191			$2,171

        The Company develops reserves for unpaid claims by using industry mortality and morbidity data. One year development on prior year reserves represents the Company's experience being more or less favorable than that of the industry. Over time, the Company expects its experience with respect to this business to be comparable to that of the industry. A certain level of volatility in development is inherent in these reserves since the underlying block of business is relatively small.

6.    Income Taxes

        The Company files a consolidated federal income tax return with all its subsidiaries except American Equity Investment Life Insurance Company and American Equity Investment Life Insurance Company of New York, which file a separate consolidated federal income tax return.

        Deferred income taxes are established by the Company and its subsidiaries based upon the temporary differences among financial reporting and tax bases of assets and liabilities within each entity, the reversal of which will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled, measured using the enacted tax rates.

        The Company's income tax (expense) benefit is as follows:

	For the year ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Current income taxes	$(6,127)	$(5,225)	$(14,189)
Deferred income taxes	5,794	2,840	15,559

Total income tax (expense) benefit	$(333)	$(2,385)	$1,370

        Income tax benefit (expense) differed from that computed at the applicable statutory federal income tax rate (35%) as follows.

	Year ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Income before income taxes, minority interests and cumulative effect of change in accounting principle	$9,453	$14,618	$3,095

Income tax benefit (expense) on income before income taxes, minority interests and cumulative effect of change in accounting principle at statutory rate	$(3,309)	$(5,116)	$(1,083)
Tax effect of:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	2,607	2,607	708
State income taxes	201	151	61
Change in valuation allowance on deferred income tax assets	—	—	1,537
Dividends received deduction	100	—	—
Other	68	(27)	147

Income tax benefit (expense)	$(333)	$(2,385)	$1,370

        The tax effect of individual temporary differences at December 31, 2001 and 2000, is as follows:

	December 31,
	2001	2000
	(Dollars in thousands)
Deferred income tax assets:
Policy benefit reserves	$143,648	$90,792
Unrealized depreciation on available-for-sale fixed maturity securities and equity securities	18,055	9,088
Deferred compensation	408	408
Net operating loss carryforwards	4,586	2,954
Net capital loss carryforward	5,614	9,953
Amounts due to reinsurers	4,773	—
Other	298	397

	177,382	113,592
Deferred income tax liabilities:
Accrued discount on fixed maturity securities	(10,348)	(13,747)
Deferred policy acquisition costs	(115,359)	(63,303)
Value of insurance in force acquired	(145)	(182)
Other	(286)	(308)

	(126,138)	(77,540)

Deferred income tax asset	$51,244	$36,052

        The Company regularly reviews its need for a valuation allowance against its deferred income tax assets. At December 31, 1998, the Company carried a valuation allowance against deferred income tax assets of the non-life insurance entities due to the uncertainty of future income. However, this valuation allowance was eliminated at December 31, 1999 as a result of the Company's adoption of plans and policies relative to future taxable income or loss of the non-life entities. In addition, the Company has adopted plans and policies related to the net capital loss carryforward created in 1999.

        At December 31, 2001, the Company has net operating loss carryforwards for tax purposes of $11,465,000 which expire in 2010 through 2016, and net capital loss carryforwards for tax purposes of $16,041,000 which expire in 2004.

7.    Notes Payable and Amounts Due Under Repurchase Agreements

        On October 18, 1996, the Company borrowed $10 million from two banks under a variable rate revolving credit agreement with a maximum borrowing level of $10 million. During 1999, the maximum borrowing level was increased to $25,000,000, and the Company borrowed an additional $10,600,000. During 2000, the maximum borrowing level was increased to $50,000,000, and the Company borrowed an additional $23,400,000. During 2001, the Company borrowed an additional $6,000,000. The notes bear interest (6.28% at December 31, 2001) at LIBOR plus a specified margin of up to 1.75% through December 31, 2001 (2.25% thereafter) and interest is payable quarterly. The Company exercised an option to convert the line of credit to a term loan to be paid in fifteen equal quarterly installments beginning on December 31, 2001. Under the agreement, which was further amended in March 2002, the Company is required to maintain minimum statutory basis capital and surplus levels at American Equity Life and meet certain other financial and operating ratio requirements. The amended agreement revised the method of determining the minimum statutory basis capital and surplus levels at American Equity Life through December 31, 2002, although changes thereafter could require management to raise additional capital or take other action to remain in compliance. Further, the amended agreement requires the Company to reposition or dispose of approximately $200 million of certain invested assets by June 30, 2002, for which management is presently pursuing definitive plans to accomplish without realizing material losses. The Company is also prohibited from incurring other indebtedness for borrowed money and from paying dividends on its capital stock in excess of 10% of its consolidated net income for the prior fiscal year (except that in 1999, the Company was permitted to make the dividend payments reflected in the consolidated financial statements).

At December 31, 2001, the annual maturities of the notes payable are as follows: 2002—$13,333,000; 2003—$13,333,000; 2004—$13,333,000; 2005—$6,668,000.

        As part of its investment strategy, the Company enters into securities lending programs to increase its return on investments and improve its liquidity. These transactions are accounted for as amounts due under repurchase agreements (short-term collateralized borrowings). During the 1st quarter of 2001, $110,000,000 was outstanding for 45 days at 6.6%. During the 3rd quarter of 2001, $75,000,000 was outstanding for 18 days at 3.9%. Such borrowings averaged approximately $50,365,000 and $68,139,000 for the years ended December 31, 2000 and 1999, respectively, and were collateralized by investment securities with fair market values approximately equal to the amount due. The weighted average interest rate on amounts due under repurchase agreements was 6.49% and 5.12% for the years ended December 31, 2000 and 1999, respectively.

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

        On June 30, 1999, the Service Company and the Company further amended the Agreement to provide for the payment of 30% of agents' commissions by the Service Company for policies issued on or after September 1, 1999, and the Company agreed to pay the Service Company quarterly renewal commissions of .25% for in force amounts received thereafter. The above-described amendments to the General Agency Commission and Servicing Agreement resulted from the ability and willingness of the Service Company to assume differing levels of commitments under the General Agency Commissions and Servicing Agreement. The Company did not request services under this agreement during 2001.

        In connection with the General Agency Commission and Servicing Agreement, the Company records commissions and a related payable for amounts paid by the Service Company. Interest expense is recorded based upon estimated future payments to the Service Company based upon an imputed interest rate (approximately 9.0%) for each of the periods presented. Estimated future payments are evaluated regularly and the imputed interest rate will be adjusted when deemed necessary. During the years ended December 31, 2000 and 1999, the Service Company paid $28,400,000, and $37,723,000, respectively, to agents of the Company. The Company paid renewal commissions to the Service Company of $23,198,000, $20,449,000, and $7,001,000, respectively, during the years ended December 31, 2001, 2000 and 1999, which were used to reduce the amount due under commission and servicing agreement, and amounts attributable to imputed interest.

        Estimated future payments under the General Agency Commission and Servicing Agreement at December 31, 2001 are as follows (Dollars in thousands):

Year ending December 31:
2002	$21,114
2003	20,499
2004	11,077

52,690
Amounts representing interest	(6,083)

Net	$46,607

        From January, 1997 to July, 1999, the Service Company borrowed approximately $45,000,000 from David J. Noble, Chairman, Chief Executive Officer and President of the Company as the source of funding its portion of producing agents' commission payments. During 1999, the Company agreed to loan the Service Company up to $50,000,000 as an alternate source of funds for such first year commissions, and the Company advanced $27,000,000 and $18,175,000 to the Service Company during the years ended December 31, 2000 and 1999, respectively, pursuant to the promissory note evidencing this agreement. Principal and interest on all loans to the Service Company are payable quarterly over five years from the date of the advance. Interest on all such indebtedness accrues at "reference rate" of the financial institution which is the Company's principal lender. This rate averaged 8.64% in 2001 and 2000, and 8.25% in 1999. The Service Company repays the above described indebtedness from the renewal commissions paid to it under the General Agency Commission and Servicing Agreement. At December 31, 2001 and 2000, amounts receivable from the Service Company totaled $29,139,000 and $41,565,000, respectively.

9.    Minority Interests in Subsidiary Trusts

        During 1999, American Equity Capital Trust I ("Trust I"), a wholly-owned subsidiary of the Company, issued $25,970,000 of 8% Convertible Trust Preferred Securities (the "8% Trust Preferred Securities"). In connection with Trust I's issuance of the 8% Trust Preferred Securities and the related purchase by the Company of all of Trust I's common securities, the Company issued $26,773,000 in principal amount of its 8% Convertible Junior Subordinated Debentures, due September 30, 2029 (the "8% Debentures") to Trust I. The sole assets of Trust I are the 8% Debentures and any interest accrued thereon. Each 8% Trust Preferred Security is convertible into three shares of common stock of the Company at a conversion price equal to the lesser of (i) $10 per share or (ii) 90% of the initial price per share to the public of the Company's common stock sold in connection with its initial public offering of such common stock (the "IPO"), upon the earlier of the 91st day following the IPO or September 30, 2002. The interest payment dates on the 8% Debentures correspond to the distribution dates on the 8% Trust Preferred Securities. The 8% Trust Preferred Securities, which have a liquidation value of $10 per share plus accrued and unpaid distributions, mature simultaneously with the 8% Debentures. At December 31, 2001, 865,671.33 shares of 8% Trust Preferred Securities were outstanding, all of which are unconditionally guaranteed by the Company to the extent of the assets of Trust I.

        Also during 1999, American Equity Capital Trust II ("Trust II"), a wholly-owned subsidiary of the Company, issued 97,000 shares of 5% Trust Preferred Securities (the "5% Trust Preferred Securities") to Iowa Farm Bureau Federation, which owns more than 50% of the voting capital stock of FBL Financial Group, Inc. ("FBL"), parent company of Farm Bureau Life Insurance Company ("Farm Bureau"). Farm Bureau beneficially owns 32.29% of the Company's common stock.

        The 5% Trust Preferred Securities, which have a liquidation value of $100 per share ($97,000,000 in the aggregate), have been assigned a fair value of $78,577,000 (based upon an effective 7% yield-to-maturity). The consideration received by Trust II in connection with the issuance of the 5% Trust Preferred Securities consisted of fixed income trust preferred securities of equal value which were issued by FBL.

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

10.  Retirement and Stock Compensation Plans

        The Company has adopted a contributory defined contribution plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees of the Company, subject to minimum eligibility requirements. Employees can contribute up to 15% of their annual salary (with a maximum contribution of $10,500 in 2001, $10,500 in 2000, and $10,000 in 1999) to the plan. The Company contributes an additional amount, subject to limitations, based on the voluntary contribution of the employee. Further, the plan provides for additional employer contributions based on the discretion of the Board of Directors. Plan contributions charged to expense were $49,000, $42,000 and $42,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

        The Company has entered into deferred compensation arrangements with certain officers, directors, and consultants, whereby these individuals have agreed to take common stock of the Company at a future date in lieu of current cash payments. The common stock is to be issued in conjunction with a "trigger event", as that term is defined in the individual agreements. At December 31, 2001 and 2000, these individuals have earned, and the Company has reserved for future issuance, 271,950 and 267,294 shares of common stock, respectively, pursuant to these arrangements. The Company has also accrued $1,162,000 and $1,060,000 as an other liability at December 31, 2001 and 2000, respectively, representing the value associated with the shares earned. In September, 1999, a retired employee received a distribution of 27,120 shares in accordance with the employee's deferred compensation arrangement.

        During 1997, the Company established the American Equity Investment NMO Deferred Compensation Plan whereby agents can earn common stock in addition to their normal commissions. Awards are calculated using formulas determined annually by the Company's Board of Directors and are generally based upon new annuity deposits. For the years ended December 31, 2001, 2000 and 1999, agents earned the right to receive 563,637, 262,395 and 337,788 shares, respectively. These shares will be awarded at the end of the vesting period of 4 years. A portion of the awards may be subject to forfeiture if certain production levels are not met over the remaining vesting period. The Company recognizes commission expense as the awards vest. For the years ended December 31, 2001, 2000 and 1999, agents vested in 351,717, 216,402 and 159,402 shares of common stock, respectively, and the Company recorded commission expense (which was subsequently capitalized as deferred policy acquisition costs) of $2,482,000, $1,587,000 and $1,379,000, respectively, under these plans. Amounts accrued are reported as other liabilities until the stock has been issued. At December 31, 2001, the Company has reserved 1,454,796 shares for future issuance under the plans. One of the Company's national marketing organizations accounted for more than 10% of the annuity deposits and insurance premium collections during 2001.

        As there is no publicly quoted market value for the Company's stock, the Company performs an internal valuation which involves estimates by management to determine a market value. Those estimates are based upon various factors including past stock transactions with third parties, growth in the Company's revenues, comparison of the Company's growth pattern to other companies and annual valuations completed by investment bankers familiar with the operations of the Company. The results of the internal valuation affect the amount of commission expense recognized (which is capitalized as deferred policy acquisition costs) in connection with the American Equity Investment NMO Deferred Compensation Plan as described in the preceding paragraph. The results of the internal valuation of the Company's stock also affect the calculation of earnings (loss) per common share—assuming dilution by affecting the number of dilutive securities used in the calculation (see Note 13).

        The Company has a Stock Option and Warrant Agreement with the Company's Chairman (and owner of 10% of its outstanding common stock at December 31, 2001) which allows the purchase of 1,200,000 shares of the Company's common stock. In 2000, the Company's Chairman exercised warrants to purchase 240,000 shares of common stock at an exercise price of $3.33 per share. Of the unexercised options, all of which expire in 2007, 600,000 have an exercise price of $3.33 per share and 360,000 have an exercise price at fair value.

        During 2000, as a separate deferred compensation agreement, the Company loaned the Chairman $800,000 pursuant to a forgivable loan agreement. The forgivable loan agreement is with full recourse, and although the proceeds of the loan were used for the warrants exercised described in the preceding paragraph, the loan is not collateralized by the shares issued in connection with the exercise of these warrants. Further, these warrants were not issued in connection with the Company's employee stock option plan, but were issued to Mr. Noble, the Company's founding shareholder, as part of his initial capitalization of the Company. This loan is repayable in five equal annual installments of principal and interest, each of which may be forgiven if Mr. Noble remains continuously employed by the Company in his present capacity, subject to specified exceptions.

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

        Changes in the number of stock options outstanding during the years ended December 31, 2001, 2000 and 1999 are as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Total Exercise Price
	(Dollars in thousands, except per share data)
Outstanding at January 1, 1999	1,671,000	$3.67	$6,130
Granted	287,760	7.48	2,152
Converted	360,000	7.33	2,640
Cancelled	(4,650)	6.67	(31)
Exercised	(21,675)	3.42	(74)

Outstanding at December 31, 1999	2,292,435	4.72	10,817
Granted	456,344	9.67	4,413
Cancelled	(118,575)	6.29	(746)
Exercised	(52,650)	3.68	(194)

Outstanding at December 31, 2000	2,577,554	5.54	14,290
Granted	87,500	9.67	846
Cancelled	(15,050)	7.91	(119)
Exercised	(5,052)	7.69	(39)

Outstanding at December 31, 2001	2,644,952	5.67	$14,978

        Stock options outstanding at December 31, 2001 (all currently exercisable) are as follows:

	Number	Weighted-Average Life Remaining (in Years)
Exercise price:
$3.33	1,069,500	5.19
$4.00	347,250	5.56
$5.33	115,500	6.64
$7.33	569,910	6.17
$8.67	19,500	7.92
$9.67	523,292	9.17

	2,644,952	6.32

        At December 31, 2001, the Company had no shares of common stock available for future grant under the 1996 Stock Option Plan; 1,438,958 shares of common stock available for future grant under the 2000 Employee Stock Option Plan; and 225,000 shares of common stock available for future grant under the 2000 Directors Stock Option Plan.

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

	Year ended December 31
	2001	2000	1999
Risk-free interest rate	2.44%	6.70%	4.73%
Dividend yield	0%	0%	0%
Weighted-average expected life	3 years	3 years	3 years

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per common share were as follows:

	Year ended December 31,
	2001	2000	1999
	(Dollars in thousands, except per share data)
Net income, as reported	$872	$4,784	$2,443
Net income, pro forma	834	3,583	2,034
Basic earnings per common share, as reported	0.05	0.29	0.15
Basic earnings per common share, pro forma	0.05	0.22	0.13
Diluted earnings per common share, as reported	0.05	0.26	0.14
Diluted earnings per common share, pro forma	0.05	0.19	0.12

11.  Life Insurance Subsidiaries

        Prior approval of regulatory authorities is required for the payment of dividends to the Company by its life insurance subsidiaries which exceed an annual limitation. During 2002, the life insurance subsidiaries could pay dividends to its parent of $17,787,000, without prior approval from regulatory authorities.

        The financial statements of the Company's life subsidiaries differ from related statutory-basis financial statements principally as follows: (a) the bond portfolio is segregated into held-for-investment (carried at amortized cost), available-for-sale (carried at fair value), and trading (carried at fair value) classifications rather than generally being carried at amortized cost; (b) unrealized losses on derivatives are recorded in the statement of income rather than surplus; (c) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred; (d) the excess of purchase price over net assets acquired in business combinations is allocated to identifiable intangibles such as value of insurance in force acquired, rather than being entirely attributable to goodwill (a portion of which may be non-admitted); (e) policy reserves on traditional life and accident and health insurance products are based on reasonable assumptions of expected mortality, morbidity, interest and withdrawals which include a provision for possible adverse deviation from such assumptions which may differ from reserves based on statutory mortality rates and interest; (f) future policy benefit reserves on certain universal life and annuity products are based on full account values, rather than discounting methodologies utilizing statutory interest rates; (g) a liability is recorded equal to the fair value of forward embedded options in equity index policies; (h) a liability is recorded for the present value of estimated amounts due under the General Agency Commission and Servicing Agreement rather than recording such amounts as they become due; (i) reinsurance amounts are shown as gross amounts, net of an allowance for uncollectible amounts, on the consolidated balance sheet rather than netted against the corresponding receivable or payable; (j) net realized gains or losses attributed to changes in the level of interest rates in the market are recognized as gains or losses in the statement of income when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security or mortgage loan; (k) declines in the estimated realizable value of investments are charged to the statement of operations for declines in value, when such declines in value are judged to be other than temporary rather than through the establishment of a formula-determined statutory investment reserve (carried as a liability), changes in which are charged directly to surplus; (l) agents' balances and certain other assets designated as "non-admitted assets" for statutory purposes are reported as assets rather than being charged to surplus; (m) revenues for universal life and annuity products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed rather than premiums received; (n) pension income or expense is recognized for all employees in accordance with SFAS No. 87, Employers' Accounting for Pensions, rather than for vested employees only; (o) surplus notes are reported as a liability rather than as a component of capital and surplus; and (p) assets and liabilities are restated to fair values when a change in ownership occurs, rather than continuing to be presented at historical cost.

        Consolidated net income (loss) for the Company's life insurance subsidiaries as determined in accordance with statutory accounting practices was $(17,178,000), $10,420,000 and $17,837,000 in 2001, 2000 and 1999, respectively, and consolidated total statutory capital and surplus of the Company's life insurance subsidiaries was $177,868,000 and $145,048,000 at December 31, 2001 and 2000, respectively.

        The National Association of Insurance Commissioners (NAIC) revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual was effective January 1, 2001. Statutory capital and surplus increased $2,406,000 during 2001due to the adoption of accounting changes resulting from the codification of statutory accounting principles.

        Life and health insurance companies are subject to certain risk-based capital (RBC) requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on the various risk factors related to it. At December 31, 2001, the Company's life subsidiaries meet the RBC requirements.

12.  Commitments and Contingencies

        The Company leases its home office space and certain equipment under operating leases which expire through June 2006. During the years ended December 31, 2001, 2000 and 1999, rent expense totaled $512,000, $575,000 and $452,000, respectively. At December 31, 2001, minimum rental payments due under all noncancellable operating leases with initial terms of one year or more are (dollars in thousands):

Year ending December 31:
2002	$620
2003	609
2004	571
2005	508
2006	269

$2,577

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

13.  Earnings Per Share

        The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Year ended December 31,
	2001	2000	1999
	(Dollars in thousands, except per share data)
Numerator:
Income before cumulative effect of change in accounting principle	$1,671	$4,784	$2,443
Cumulative effect of change in accounting for derivatives	(799)	—	—

Net income	$872	$4,784	$2,443

Denominator:
Weighted average common shares outstanding	14,530,978	14,365,267	14,008,287
Participating preferred stock	1,875,000	1,875,000	1,875,000

Denominator for earnings per common share	16,405,978	16,240,267	15,883,287
Effect of dilutive securities:
Warrants	17,330	105,344	253,758
Stock options and management subscription rights	1,361,409	1,705,364	1,028,403
Deferred compensation agreements	737,601	537,059	352,461

Denominator for earnings per common share — assuming dilution	18,522,318	18,588,034	17,517,909

Earnings per common share:
Income before cumulative effect of change in accounting principle	$0.10	$0.29	$0.15
Cumulative effect of change in accounting for derivatives	(0.05)	—	—

Earnings per common share	$0.05	$0.29	$0.15

Earnings per common share—assuming dilution:
Income before cumulative effect of change in accounting principle	$0.09	$0.26	$0.14
Cumulative effect of change in accounting for derivatives	(0.04)	—	—

Earnings per common share—assuming dilution	$0.05	$0.26	$0.14

        The effect of the convertible stock of the subsidiary trusts has not been included in the computation of dilutive earnings per common share as the effect is antidilutive. Earnings per common share for 2000 and 1999 have been restated above on a comparable basis for the adoption of the FASB's Emerging Issues Task Force ("EITF") Issue No. D-95, "Effect of Participating Convertible Securities on Computation of Basic Earnings Per Share". EITF D-95 requires the inclusion of the Company's 1998 Series A Participating Preferred Stock, which converts into shares of the Company's common stock on a three-for-one basis upon the earlier of the initial public offering of the Company's common stock or December 31, 2003, in the calculation of earnings per common share. Amounts previously reported for earnings per common share were $0.33 and $0.17 for 2000 and 1999, respectively.

14.  Quarterly Financial Information (Unaudited)

        Unaudited quarterly results of operations are summarized below. Earnings (loss) per common share as previously reported on Form 10-Q have been restated as indicated below on a comparable basis for the adoption of EITF D-95 (see Note 13).

	2001
Quarter ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Premiums and product charges	$5,943	$6,518	$6,554	$6,646
Net investment income	25,020	33,426	42,044	39,884
Realized gains (losses) on sales of investments	156	583	69	(21)
Unrealized gains (losses) on derivatives	(9,238)	12,365	(8,903)	19,330
Total revenues	21,885	52,893	39,765	65,833
Net income (loss)	(483)	3,251	2,030	(3,926)
Earnings (loss) per common share (as previously reported):
Income before cumulative effect of change in accounting principle	$0.02	$0.22	$0.14	N/A
Cumulative effect of change in accounting for derivatives	(0.05)	—	—	N/A

Earnings (loss) per common share (as previously reported)	$(0.03)	$0.22	$0.14	N/A

Earnings (loss) per common share (as restated):
Income before cumulative effect of change in accounting principle	$0.02	$0.19	$0.12	$(0.27)
Cumulative effect of change in accounting for derivatives	(0.05)	—	—	—

Earnings (loss) per common share (as restated)	$(0.03)	$0.19	$0.12	$(0.27)

Earnings (loss) per common share—assuming dilution:
Income before cumulative effect of change in accounting principle	$0.02	$0.17	$0.11	$(0.27)
Cumulative effect of change in accounting for derivatives	(0.05)	—	—	—

Earnings (loss) per common share—assuming dilution	$(0.03)	$0.17	$0.11	$(0.27)

	2000
Quarter ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Premiums and product charges	$4,849	$4,624	$5,707	$4,192
Net investment income	9,259	24,490	28,052	27,676
Realized gains (losses) on sales of investments	6,213	(18)	80	(509)
Total revenues	20,321	29,096	33,839	31,359
Net income	11	943	1,775	2,055
Earnings per common share (as previously reported)	$0.00	$0.07	$0.12	$0.14
Earnings per common share (as restated)	$0.00	$0.05	$0.11	$0.13
Earnings per common share—assuming dilution	$0.00	$0.05	$0.09	$0.12

        Earnings (loss) per common share for each quarter is computed independently of earnings (loss) per common share for the year. As a result, the sum of the quarterly earnings (loss) per common share amounts may not equal the earnings (loss) per common share for the year due primarily to the inclusion or exclusion of common shares based upon whether their effect is dilutive or antidilutive in each quarter.

Schedule I—Summary of Investments—Other Than Investments in Related Parties

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

December 31, 2001

Column A	Column B	Column C	Column D
Type of Investment	Amortized Cost (1)	Fair Value	Amount at which shown in the balance sheet (2)
	(Dollars in thousands)
Fixed maturity securities:
Available for sale
United States Government and agencies	$1,770,024	$1,708,473	$1,708,473
State, municipal and other governments	5,234	5,099	5,099
Public utilities	39,315	38,472	38,472
Corporate securities	495,971	473,556	473,556
Redeemable preferred stocks	15,704	17,055	17,055
Mortgage and asset-backed securities	774,792	732,106	732,106

	3,101,040	2,974,761	2,974,761
Held for investment
United States Government and agencies	379,011	333,801	379,011
Redeemable preferred stocks	75,594	78,577	75,594

	454,605	412,378	454,605

Total fixed maturity securities	3,555,645	$3,387,139	3,429,366

Equity securities:
Non-redeemable preferred stocks	15,418	15,306	15,306
Common stocks	3,191	2,939	2,939

Total equity securities	18,609	$18,245	18,245

Mortgage loans on real estate	108,181		108,181
Derivative instruments	37,709		40,052
Policy loans	291		291
Cash and cash equivalents	184,130		184,130

Total investments	$3,904,565		$3,780,265

(1)
On the basis of cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturity securities, derivative instruments, and short-term investments, and unpaid principal balance for mortgage loans.

(2)
Derivative instruments are carried at estimated fair value.

Schedule II—Condensed Financial Information of Registrant

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Balance Sheets

(Dollars in thousands)

	December 31,
	2001	2000
Assets
Cash and cash equivalents	$3,755	$4,779
Fixed maturity security—held for investment, at amortized cost (market: 2000—$35,487)	—	36,845
Receivable from subsidiary (eliminated in consolidation)	500	500
Receivables from related party	29,139	42,373
Property, furniture and equipment, less allowances for depreciation of $992 in 2001 and $914 in 2000	157	58
Debt issue costs, less accumulated amortization of $620 in 2001 and $500 in 2000	1,815	1,935
Deferred income tax asset	4,590	3,000
Other assets	799	673

	40,755	90,163
Investment in and advances to subsidiaries (eliminated in consolidation)	153,256	120,644

Total assets	$194,011	$210,807

Liabilities and Stockholders' Equity
Liabilities:
Notes payable	$46,667	$44,000
Payable to subsidiaries (eliminated in consolidation)	103,429	102,730
Amounts due to related party	—	4,000
Other liabilities	1,348	1,425

Total liabilities	151,444	152,155
Stockholders' equity:
Series Preferred Stock	625	625
Common Stock	14,517	14,530
Additional paid-in capital	57,452	57,577
Accumulated other comprehensive loss	(33,531)	(16,876)
Retained earnings	3,504	2,796

Total stockholders' equity	42,567	58,652

Total liabilities and stockholders' equity	$194,011	$210,807

See accompanying note to condensed financial statements.

Schedule II—Condensed Financial Information of Registrant

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Statements of Income

(Dollars in thousands)

	Year ended December 31,
	2001	2000	1999
Revenues:
Net investment income	$1,017	$3,479	$1,023
Dividends from subsidiary (eliminated in consolidation)	—	1,500	3,000
Interest from subsidiary (eliminated in consolidation)	214	214	46
Surplus note interest from subsidiary (eliminated in consolidation)	3,076	2,006	1,079
Interest on note receivable from related party	3,386	2,053	582

Total revenues	7,693	9,252	5,730
Expenses:
Interest expense on notes payable	2,881	2,339	896
Interest expense on debentures issued to subsidiary trusts (eliminated in consolidation)	7,663	7,663	2,069
Other operating costs and expenses	1,147	620	822

Total expenses	11,691	10,622	3,787

Income (loss) before income taxes, equity in undistributed income of subsidiaries and minority interests	(3,998)	(1,370)	1,943
Deferred income tax benefit	1,590	1,037	1,963

Income (loss) before equity in undistributed income of subsidiaries and minority interests	(2,408)	(333)	3,906
Equity in undistributed income of subsidiaries (eliminated in consolidation)	10,729	12,566	559

Income before minority interests in subsidiaries	8,321	12,233	4,465
Minority interests in subsidiaries:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	(7,449)	(7,449)	(2,022)

Net income	$872	$4,784	$2,443

See accompanying note to condensed financial statements.

Schedule II—Condensed Financial Information of Registrant

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Statements of Cash Flows

(Dollars in thousands)

	Year ended December 31,
	2001	2000	1999
Operating activities
Net income	$872	$4,784	$2,443
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	198	199	446
Accrual of discount on fixed maturity security	(59)	(334)	(334)
Equity in undistributed income of subsidiaries	(10,729)	(12,566)	(559)
Minority interests in subsidiaries—earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	7,449	7,449	2,022
Accrual of discount on debenture issued to subsidiary trust	521	521	522
Deferred income tax benefit	(1,590)	(1,037)	(1,963)
Changes in operating assets and liabilities:
Receivable from subsidiary	—	2,695	(3,195)
Receivable from related party	13,234	3,416	(613)
Accrued investment income	—	547	(547)
Other assets	(126)	(673)	28
Payable to subsidiaries	178	180	3
Amounts due to related parties	(4,000)	1,409	2,591
Other liabilities	(77)	197	(342)

Net cash provided by operating activities	5,871	6,787	502
Investing activities
Capital contributions to subsidiaries	(10,025)	(60)	(6,075)
Sales of preferred stock	16,942	—	—
Purchases of property, plant and equipment	(177)	—	—
Purchase of surplus notes from subsidiary	(16,000)	—	(17,000)
Purchase of note receivable from related party	—	(27,000)	(18,175)

Net cash used in investing activities	(9,260)	(27,060)	(41,250)

See accompanying note to condensed financial statements.

Schedule II—Condensed Financial Information of Registrant

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Statements of Cash Flows (Continued)

(Dollars in thousands)

	Year ended December 31,
	2001	2000	1999
Financing activities
Financing fees deferred	$—	$(216)	$(1,801)
Proceeds from notes payable	6,000	23,400	10,600
Repayments of notes payable	(3,333)	—	—
Proceeds from issuance of debentures to subsidiary trusts	—	—	29,015
Net proceeds from issuance of common stock	39	1,956	1,512
Acquisition of common stock	(177)	(619)	—
Dividends paid	(164)	(152)	(107)

Net cash provided by financing activities	2,365	24,369	39,219

Increase (decrease) in cash and cash equivalents	(1,024)	4,096	(1,529)
Cash and cash equivalents at beginning of year	4,779	683	2,212

Cash and cash equivalents at end of year	$3,755	$4,779	$683

Supplemental disclosures of cash flow information
Cash paid during the year for interest:
Notes payable	$2,881	$2,339	$896
Debentures issued to subsidiary trusts	7,663	7,663	1,547
Non-cash investing and financing activities:
Exchange of fixed maturity security for debentures issued to subsidiary trust	—	—	72,490
Fixed maturity security contributed to subsidiary	19,962	10,157	26,156

See accompanying note to condensed financial statements.

Schedule II—Condensed Financial Information of Registrant

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Note to Condensed Financial Statements

December 31, 2001

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

        See Note 7 to the consolidated financial statements for a description of the parent company's notes payable.

Schedule III—Supplementary Insurance Information

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable acquisition costs
	(Dollars in thousands)
As of December 31, 2001: Life insurance	$492,757	$3,993,945	$—	$22,046

As of December 31, 2000: Life insurance	$289,609	$2,099,915	$—	$16,669

As of December 31, 1999: Life insurance	$178,800	$1,358,876	$—	$11,553

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses
			(Dollars in thousands)
Year ended December 31, 2001: Life insurance	$25,661	$140,374	$120,606	$23,040	$27,277

Year ended December 31, 2000: Life insurance	$19,372	$89,477	$65,257	$8,574	$26,166

Year ended December 31, 1999: Life insurance	$13,746	$64,610	$48,959	$7,063	$20,693

Schedule IV—Reinsurance

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2001:
Life insurance in force, at end of year	$2,366,765	$260,675	$209,647	$2,315,737	9.05%

Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$12,555	$35	$—	$12,520	—%
Traditional life and accident and health insurance premiums	9,043	156	4,254	13,141	32.37%

	$21,598	$191	$4,254	$25,661	16.58%

Year ended December 31, 2000:
Life insurance in force, at end of year	$2,365,190	$171,704	$161,793	$2,355,279	6.87%

Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$8,338	$—	$—	$8,338	—%
Traditional life and accident and health insurance premiums	8,600	182	2,616	11,034	23.71%

	$16,938	$182	$2,616	$19,372	13.50%

Year ended December 31, 1999:
Life insurance in force, at end of year	$1,555,677	$1,268	$990,516	$2,544,925	38.92%

Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$3,452	$—	$—	$3,452	—%
Traditional life and accident and health insurance premiums	7,444	1,111	3,961	10,294	38.48%

	$10,896	$1,111	$3,961	$13,746	28.82%

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation, including Articles of Amendment**‡
3.2	Amended and Restated Bylaws†
4.1	Agreement dated December 4, 1997 between American Equity Investment Life Holding Company and Farm Bureau Life Insurance Company re Right of First Refusal*
4.2	Stockholders' Agreement dated April 30, 1997 among American Equity Investment Life Holding Company, David J. Noble, Twenty Services, Inc., Sanders Morris Mundy Inc. and stockholders*
4.3	Registration Rights Agreement dated April 30, 1997 between American Equity Investment Life Holding Company and stockholders*
4.4	Amended and Restated Declaration of Trust of American Equity Capital Trust I dated September 7, 1999†
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
10.1	Restated and Amended General Agency Commission and Servicing Agreement dated June 30, 1997 between American Equity Investment Life Insurance Company and American Equity Investment Service Company*
10.1-A	1999 General Agency Commission and Servicing Agreement dated as of June 30, 1999 between American Equity Investment Life Insurance Company and American Equity Investment Service Company†
10.2	1996 Stock Option Plan*
10.3	Restated and Amended Stock Option and Warrant Agreement dated April 30, 1997 between American Equity Investment Life Holding Company and D.J. Noble*
10.4	Warrant to Purchase Common Stock dated May 12, 1997 issued to Sanders Morris Mundy Inc.*
10.5
Deferred Compensation Agreements between American Equity Investment Life Holding Company and
(a) James M. Gerlach dated June 6, 1996*
(b) Terry A. Reimer dated November 11, 1996*
(c) David S. Mulcahy dated December 31, 1997*
10.6	Forgivable Loan Agreement dated April 30, 2000 between American Equity Investment Life Holding Company and D.J. Noble‡
10.7	2000 Employee Stock Option Plan‡
10.8	2000 Director Stock Option Plan‡

10.9	Coinsurance and Yearly Renewable Term Reinsurance Agreement ☒
10.10	Coinsurance Agreement
21	Subsidiaries of American Equity Investment Life Holding Company ☐

*
Incorporated by reference to the Registration Statement on Form 10 dated April 29, 1999

**
Incorporated by reference to the Registration Statement on Form 10 dated April 29, 1999 and Post-Effective Amendment No. 1 to the Registration Statement on Form 10 dated July 20, 1999.

‡
Incorporated by reference to Form 10Q for the period ended June 30, 2000.

†
Incorporated by reference to Form 10K for the period ended December 31, 1999.

☒
Incorporated by reference to Form 10Q for the period ended September 30, 2001.

☐
Incorporated by reference to Form 10K for the period ended December 31, 2000.

QuickLinks

Part I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Part II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY INDEX TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
REPORT OF INDEPENDENT AUDITORS
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands, except per share data)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001
Schedule I—Summary of Investments—Other Than Investments in Related Parties AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY December 31, 2001
Schedule II—Condensed Financial Information of Registrant AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY) Condensed Balance Sheets (Dollars in thousands)
Schedule II—Condensed Financial Information of Registrant AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY) Condensed Statements of Income (Dollars in thousands)
Schedule II—Condensed Financial Information of Registrant AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY) Condensed Statements of Cash Flows (Dollars in thousands)
Schedule II—Condensed Financial Information of Registrant AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY) Condensed Statements of Cash Flows (Continued) (Dollars in thousands)
Schedule II—Condensed Financial Information of Registrant AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY) Note to Condensed Financial Statements December 31, 2001
Schedule III—Supplementary Insurance Information AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
Schedule IV—Reinsurance AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
EXHIBIT INDEX