Form 10-Q
period 2002-03-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2002-05-10
CIK 1039828

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes    ☒    No    ☐

APPLICABLE TO CORPORATE ISSUERS:
Shares of common stock outstanding at April 30, 2002: 14,508,077

PART I.—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	March 31, 2002	December 31, 2001
Assets
Cash and investments:
Fixed maturity securities:
Available for sale, at market (amortized cost: 2002—$3,560,684; 2001—$3,101,040)	$3,326,799	$2,974,761
Held for investment, at amortized cost (market: 2002—$406,275; 2001—$412,378)	461,200	454,605
Equity securities, at market (cost: 2002—$19,289; 2001—$18,609)	19,062	18,245
Mortgage loans on real estate	120,050	108,181
Derivative instruments	49,764	40,052
Policy loans	297	291
Cash and cash equivalents	191,244	184,130

Total cash and investments	4,168,416	3,780,265
Receivable from other insurance companies	16	83
Premiums due and uncollected	1,464	1,386
Accrued investment income	32,252	22,100
Receivables from related parties	27,785	29,978
Property, furniture and equipment, less allowances for depreciation of $3,366 in 2002 and $3,150 in 2001	1,544	1,622
Value of insurance in force acquired	389	415
Deferred policy acquisition costs	552,128	492,757
Intangibles, less accumulated amortization of $1,017 in 2002 and $987 in 2001	2,118	2,148
Deferred income tax asset	81,840	51,244
Federal income taxes recoverable	3,306	4,224
Other assets	2,721	2,365
Assets held in separate account	3,937	3,858

Total assets	$4,877,916	$4,392,445

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

	March 31, 2002	December 31, 2001

Liabilities and Stockholders' Equity (Deficit)
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$27,542	$25,490
Annuity and single premium universal life products	4,368,473	3,968,455
Other policy funds and contract claims	24,354	22,046
Amounts due to related party under General Agency Commission and Servicing Agreement	42,138	46,607
Other amounts due to related parties	33,607	22,990
Notes payable	43,333	46,667
Amounts due to reinsurers	13,636	14,318
Amounts due on securities purchased	198,415	66,504
Other liabilities	34,693	32,788
Liabilities related to separate account	3,937	3,858

Total liabilities	4,790,128	4,249,723
Minority interests in subsidiaries:
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts	100,155	100,155
Stockholders' equity (deficit):
Series Preferred Stock, par value $1 per share, 2,000,000 shares authorized; 625,000 shares of 1998 Series A Participating Preferred Stock issued and outstanding	625	625
Common Stock, par value $1 per share, 75,000,000 shares authorized; issued and outstanding: 2002—14,508,077 shares; 2001—14,516,974 shares	14,508	14,517
Additional paid-in capital	57,374	57,452
Accumulated other comprehensive loss	(91,636)	(33,531)
Retained earnings	6,762	3,504

Total stockholders' equity (deficit)	(12,367)	42,567

Total liabilities and stockholders' equity (deficit)	$4,877,916	$4,392,445

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues:
Traditional life and accident and health insurance premiums	$2,937	$3,282
Annuity and single premium universal life product charges	3,017	2,661
Net investment income	51,891	25,020
Realized gains (losses) on sales of investments	(1,087)	156
Unrealized gains (losses) on derivatives	6,023	(9,238)

Total revenues	62,781	21,881
Benefits and expenses:
Insurance policy benefits and change in future policy benefits	2,321	2,197
Interest credited to account balances	36,222	13,848
Change in fair value of embedded derivatives	5,345	(4,190)
Interest expense on notes payable	557	896
Interest expense on General Agency Commission and Servicing Agreement	1,050	1,582
Interest expense on amounts due under repurchase agreements	—	951
Interest expense due to reinsurer	117	—
Amortization of deferred policy acquisition costs and value of insurance in force acquired	7,186	439
Other operating costs and expenses	3,253	3,863

Total benefits and expenses	56,051	19,586

Income before income taxes, minority interests and cumulative effect of change in accounting principle	6,730	2,295
Income tax expense	(1,610)	(117)

Income before minority interests and cumulative effect of change in accounting principle	5,120	2,178
Minority interests in subsidiaries:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	(1,862)	(1,862)

Income before cumulative effect of change in accounting principle	3,258	316
Cumulative effect of change in accounting for derivatives	—	(799)

Net income (loss)	$3,258	$(483)

Earnings (loss) per common share:
Income before accounting change	$0.20	$0.02
Cumulative effect of change in accounting for derivatives	—	(0.05)

Earnings (loss) per common share	$0.20	$(0.03)

Earnings (loss) per common share—assuming dilution:
Income before accounting change	$0.18	$0.02
Cumulative effect of change in accounting for derivatives	—	(0.05)

Earnings (loss) per common share—assuming dilution	$0.18	$(0.03)

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Dollars in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity (Deficit)
Balance at January 1, 2001	$625	$14,530	$57,577	$(16,876)	$2,796	$58,652
Comprehensive income:
Net loss for period	—	—	—	—	(483)	(483)
Change in net unrealized investment gains/losses	—	—	—	6,575	—	6,575

Total comprehensive income						6,092
Issuance of 4,500 shares of common stock	—	5	29	—	—	34

Balance at March 31, 2001	$625	$14,535	$57,606	$(10,301)	$2,313	$64,778

Balance at January 1, 2002	$625	$14,517	$57,452	$(33,531)	$3,504	$42,567
Comprehensive loss:
Net income for period	—	—	—	—	3,258	3,258
Change in net unrealized investment gains/losses	—	—	—	(58,105)	—	(58,105)

Total comprehensive loss						(54,847)
Net acquisition of 8,897 shares of common stock	—	(9)	(78)	—	—	(87)

Balance at March 31, 2002	$625	$14,508	$57,374	$(91,636)	$6,762	$(12,367)

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2002	2001
Operating activities
Net income (loss)	$3,258	$(483)
Cumulative effect of change in accounting for derivatives	—	799
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	36,222	13,848
Annuity and single premium universal life product charges	(3,017)	(2,661)
Change in fair value of embedded derivatives	5,345	(4,190)
Increase in traditional life insurance and accident and health reserves	2,052	1,616
Policy acquisition costs deferred	(41,714)	(30,188)
Amortization of deferred policy acquisition costs	7,160	360
Provision for depreciation and other amortization	272	291
Amortization of discount and premiums on fixed maturity securities and derivative instruments	(6,303)	5,459
Realized losses (gains) on sales of investments	1,087	(156)
Unrealized losses (gains) on derivatives	(6,023)	9,238
Deferred income tax expense (benefit)	692	(2,580)
Reduction of amounts due to related party under General Agency Commission and Servicing Agreement	(4,469)	(4,198)
Changes in other operating assets and liabilities:
Accrued investment income	(10,152)	(8,098)
Receivables from related parties	2,193	5,599
Federal income taxes recoverable	918	2,596
Other policy funds and contract claims	2,308	1,419
Other amounts due to related parties	9,635	(4,000)
Other liabilities	1,905	58,008
Other	(353)	(1,700)

Net cash provided by operating activities	1,016	40,979

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2002	2001
Investing Activities
Sales, maturities, or repayments of investments:
Fixed maturity securities—available for sale	130,990	59,703
Equity securities	492	1,200
Mortgage loans on real estate	481	—

	131,963	60,903
Acquisition of investments:
Fixed maturity securities—available for sale	(440,610)	(190,694)
Equity securities	(1,172)	(1,169)
Mortgage loans on real estate	(12,350)	—
Derivative instruments	(22,199)	(21,336)
Policy loans	(6)	(18)

	(476,337)	(213,217)
Purchases of property, furniture and equipment	(138)	(215)

Net cash used in investing activities	(344,512)	(152,529)
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	421,048	500,277
Return of annuity and single premium universal life policyholder account balances	(66,335)	(47,596)
Decrease in amounts due under repurchase agreements	—	(110,000)
Repayments of notes payable	(3,334)	—
Amounts due to reinsurers	(682)	8,120
Net proceeds (payments) from issuance/acquisition of common stock	(87)	34

Net cash provided by financing activities	350,610	350,835

Increase in cash and cash equivalents	7,114	239,285
Cash and cash equivalents at beginning of period	184,130	175,724

Cash and cash equivalents at end of period	$191,244	$415,009

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest on notes payable and repurchase agreements	$500	$1,868
Income taxes—life subsidiaries	—	100
Non-cash financing and investing activities:
Bonus interest deferred as policy acquisition costs	6,740	3,531

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements of American Equity Investment Life Holding Company (the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited financial statements. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to our consolidated financial statements and notes for the year ended December 31, 2001 included in our annual report on Form 10-K.

2.    Accounting Changes

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and other Intangible Assets. Under the new Statements, goodwill and intangibles with indefinite lives will no longer be amortized but will be subject to impairment tests at least on an annual basis. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Value of insurance in force acquired will continue to be amortized over the expected future gross profits of the acquired block of business. The adoption of these Statements on January 1, 2002 did not have a material impact to the Company. The Company's intangible assets at March 31, 2002 consist of deferred debt and trust preferred security costs of $1,785,000 and other intangible assets not subject to amortization of $333,000 related to insurance licences acquired in connection with the purchase of an inactive life insurance company in 1996.

3.    General Agency Commission and Servicing Agreement

        The Company has a General Agency Commission and Servicing Agreement with American Equity Investment Service Company (the Service Company), wholly-owned by the Company's chairman, whereby, the Service Company acts as a national supervisory agent with responsibility for paying commissions to agents of the Company. This Agreement is more fully described in Note 8 to the Audited Financial Statements included in the Company's Form 10-K for December 31, 2001.

        During the three months ended March 31, 2002 and 2001, the Company paid renewal commissions to the Service Company of $5,519,000 and $6,572,000, respectively, which were used to reduce the amount due under the General Agency Commission and Servicing Agreement, and amounts attributable to imputed interest.

        During 1999, the Company agreed to loan to the Service Company up to $50,000,000 pursuant to a promissory note bearing interest at the "reference rate" of the financial institution which is the Company's principal lender. Principal and interest are payable quarterly over five years from the date of the advance. At March 31, 2002 and December 31, 2001, amounts receivable from the Service Company totaled $27,042,000 and $29,139,000, respectively.

4.    Reclassifications

        Certain amounts in the unaudited consolidated financial statements for the period ended March 31, 2001 have been reclassified to conform to the financial statement presentation for March 31, 2002 and December 31, 2001.

5.    Earnings Per Share

        The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Three Months Ended March 31,
	2002	2001
	(Dollars in thousands, except per share data)
Numerator:
Income before cumulative effect of change in accounting principle	$3,258	$316
Cumulative effect of change in accounting for derivative instruments	—	(799)

Net income (loss)	$3,258	$(483)

Denominator:
Weighted average shares outstanding	14,513,417	14,531,842
Participating preferred stock	1,875,000	1,875,000

Denominator for earnings (loss) per common share	16,388,417	16,406,842
Effect of dilutive securities:
Warrants	9,307	4,932
Stock options and management subscription rights	403,065	952,913
Deferred compensation agreements	1,088,354	753,111

Denominator for earnings (loss) per common share—assuming dilution	17,889,143	18,117,798
Earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$0.20	$0.02
Cumulative effect of change in accounting for derivatives	—	(0.05)

Earnings (loss) per common share	$0.20	$(0.03)

Earnings (loss) per common share—assuming dilution:
Income before cumulative effect of change in accounting principle	$0.18	$0.02
Cumulative effect of change in accounting for derivatives	—	(0.05)

Earnings (loss) per common share—assuming dilution	$0.18	$(0.03)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis reviews our consolidated financial position at March 31, 2002, and the consolidated results of operations for the periods ended March 31, 2002 and 2001, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Results of Operations

Three Months Ended March 31, 2002 and 2001

        Our business has continued to grow rapidly, with reserves for annuities and single premium universal life policies increasing from $3,968,455,000 at December 31, 2001 to $4,368,473,000 at March 31, 2002. Deposits from sales of annuities and single premium universal life policies during the three months ended March 31, 2002, before reinsurance ceded, increased 22% to $610,526,000 compared to $500,277,000 for the same period in 2001. Deposits for the first quarter of 2002 were reduced by $189,478,000 for amounts ceded to an affiliate insurance company as part of a coinsurance agreement as described in Note 5 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K. The continued strong production is a direct result of the growth in our agency force which increased from 22,000 agents at December 31, 2000 to 34,000 agents at December 31, 2001 and 37,000 agents at March 31, 2002.

        Our net income increased $2,942,000 to $3,258,000 for the first quarter of 2002, compared to income before cumulative effect of change in accounting principle of $316,000 for the same period in 2001. This increase is primarily attributable to an increase in net investment income during the first quarter of 2002. Following is a reconciliation of net income to adjusted operating income which excludes the impact of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as well as realized gains and losses on investments, neither of which management believes are indicative of operating trends.

	2002	2001
Net income (loss)	$3,258	$(483)
Adjustments:
Net realized gains (losses) on sales of investments	(289)	101
Impact of SFAS No.133
Unrealized gains (losses) on derivatives	3,915	(6,005)
Adjustments for changes in amortization of deferred acquisition costs	45	2,241
Change in fair value of embedded derivatives	(3,474)	2,723
Cumulative effect of change in accounting for derivatives	—	(799)

Adjusted net operating income	$3,061	$1,256

Adjusted net operating income per common share:
Earnings per common share	$0.19	$0.08
Earnings per common share—assuming dilution	$0.17	$0.07
Weighted average common shares:
Earnings per common share	16,388,417	16,406,842
Earnings per common share—assuming dilution	17,889,143	18,117,798

        The adjustments for net realized gains (losses) on investments and the impact of SFAS No. 133 are net of income taxes attributable to those items. The adjustment for net realized gains (losses) is also net of adjustments for changes in amortization of deferred acquisition costs.

        Traditional life and accident and health insurance premiums decreased 11% to $2,937,000 for the first quarter of 2002, compared to $3,282,000 for the same period in 2001. These changes are principally attributable to corresponding changes in direct sales of life products.

        Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) increased 13% to $3,017,000 for the first quarter of 2002, compared to $2,661,000 for the same period in 2001. These increases are principally attributable to the growth in our annuity business and correspondingly, an increase in annuity policy withdrawals subject to surrender charges. Withdrawals from annuity and single premium universal life policies were $66,335,000 for the three months ended March 31, 2002 compared to $47,596,000 for the same period in 2001.

        Net investment income increased $26,871,000 to $51,891,000 in the first quarter of 2002, compared to $25,020,000 for the same period in 2001. Invested assets (amortized cost basis) increased 13% to $4,201,935,000 at March 31, 2002 compared to $3,720,435,000 at December 31, 2001, while the effective yield earned on invested assets (excluding cash and cash equivalents) was 7.1% for the three months ended March 31, 2002 compared to 7.3% for the same period in 2001. Net investment income also includes amounts related to the options we hold to fund the annual index credits on our equity index annuities. This includes gains received on such options, which are passed on to the equity index policyholders, and the cost of such options, which is amortized ratably over the life of the options. Gains received on options held for equity index policies were $1,687,000 and $854,000 for the three months ended March 31, 2002 and 2001, respectively. Costs of amortization of such options were $16,926,000 and $17,464,000 for the three months ended March 31, 2002 and 2001 respectively.

        Realized gains (losses) on the sale of investments consisted of net realized losses of $1,087,000 in the first quarter of 2002 compared to realized gains of $156,000 for the same period in 2001. In the first three months of 2002, net realized losses of $1,087,000 included: (i) realized gains of $913,000 on the sale of certain corporate fixed maturity and equity securities and (ii) the write down of $2,000,000 in the fair value of a security in recognition of an "other than temporary" impairment.

        Unrealized gains (losses) on derivatives representing the change in fair value on the options we hold to fund the annual index credits on our equity index annuities were $6,023,000 in the first quarter of 2002, and ($9,238,000) for the three months ended March 31, 2001. These amounts arise from the adoption of SFAS No. 133 as of January 1, 2001, which requires the recognition of unrealized gains (losses) from the change in fair value of derivative securities that we hold even though any ultimate gain realized will be credited to the underlying policyholder. No losses will be incurred above the cost of the options, which we amortize as a charge against investment income over their one-year lives. See Note 1 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K.

        Traditional life and accident and health insurance benefits increased 6% to $2,321,000 in the first quarter of 2002, compared to $2,197,000 for the same period in 2001. These increases are principally attributable to an increase in death benefits and surrenders.

        Interest credited to annuity policyholder account balances increased $22,374,000 to $36,222,000 in the first quarter of 2002, compared to $13,848,000 for the same period in 2001. These increases are principally attributable to the increase in annuity liabilities.

        The amounts are also impacted by changes in the weighted average crediting rates for our annuity liabilities, which are summarized as follows:

	Fixed Rate (without bonuses)	Fixed Rate (with bonuses)	Equity Index Credits	Equity Index Option Costs
March 31, 2002	5.49%	6.04%	3.04%	4.01%
March 31, 2001	5.61%	6.22%	0.98%	5.02%

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

        Change in fair value of embedded derivatives was $5,345,000 in the first quarter of 2002 and $(4,190,000) for the three months ended March 31, 2001. These amounts arise from the adoption of SFAS No. 133 as of January 1, 2001, which requires recognition of the change in estimated fair value of equity index annuity reserves. Under SFAS No. 133, the annual crediting liabilities on our equity index annuities are treated as a "series of embedded derivatives" over the life of the applicable contracts. We are required to estimate the fair value of these future liabilities by projecting the cost of the annual options we will purchase in the future to fund the index credits. See Note 1 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K.

        Interest expense on notes payable decreased 38% to $557,000 for the first quarter of 2002, compared to $896,000 for the same period in 2001. This decrease is attributable to a decrease in the average cost of funds borrowed.

        Interest expense on General Agency Commission and Servicing Agreement decreased 34% to $1,050,000 for the first quarter of 2002, compared to $1,582,000 for the same period in 2001. The decrease for the first quarter of 2002 was principally attributable to a decrease in the amounts due under General Agency Commission and Servicing Agreement. See Note 8 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K..

        Interest expense on amounts due under repurchase agreements was $951,000 for the first quarter of 2001. There was no interest expense on amounts due under repurchase agreements for the first quarter of 2002 as no borrowings were outstanding during the quarter.

        Amortization of deferred policy acquisition costs and value of insurance in force acquired increased $6,747,000 to $7,186,000 in the first quarter of 2002, compared to $439,000 for the same period in 2001. This increase is primarily due to: (i) growth in our annuity business as discussed above; and (ii) the introduction of multi-year rate guaranteed products with shorter expected lives. See Note 1 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K.

        Other operating costs and expenses decreased 16% to $3,253,000 in the first quarter of 2002, compared to $3,863,000 for the same period in 2001. This decrease is principally attributable to a decrease in salary expense, related benefits and certain marketing expenses.

        Income tax expense increased $1,493,000 to $1,610,000 in the first quarter of 2002, compared to $117,000 for the same period in 2001. The increase is principally due to an increase in pretax income. The effective income tax rate for the 2002 periods is less than the applicable statutory federal income tax rate of 35% because of (i) tax benefits for earnings attributable to redeemable preferred securities of subsidiary trusts and (ii) state income tax benefits on the parent company's non-life loss (life insurance subsidiary taxable income is taxed at the 35% federal income tax rate and not generally subject to state income taxes).

Financial Condition

Investments

        Cash and investments increased 10% to $4,168,416,000 at March 31, 2002 compared to $3,780,265,000 at December 31, 2001as a result of the growth in our annuity business discussed above offset by a decrease in the fair value of our available-for-sale fixed maturity and equity securities. At March 31, 2002, the fair value of our available-for-sale fixed maturity and equity securities was $234,112,000 less than the amortized cost of those investments, compared to $126,643,000 at December 31, 2001. At March 31, 2002, the amortized cost of our fixed maturity securities held for investment exceeded the market value by $54,925,000, compared to $42,227,000 at December 31, 2001. The increase in the net unrealized investment losses at March 31, 2002 compared to December 31, 2001 is related to an increase of approximately 35 basis points in market interest rates. Such unrealized losses are recognized in the accumulated other comprehensive loss component of stockholders' equity (deficit), net of related changes in the amortization patterns of deferred policy acquisition costs and deferred income taxes. The resulting deferred tax asset has been reviewed by management and no related valuation allowance was considered necessary at March 31, 2002. However, if management were to determine that an allowance was required in subsequent 2002 quarters, such amounts would increase the accumulated other comprehensive loss component of stockholders' equity (deficit).

        Our investment portfolio is summarized in the tables below:

	March 31, 2002		December 31, 2001
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturities:
United States Government and agencies	$2,394,034	57.4%	$2,087,484	55.2%
State, municipal, and other governments	5,033	0.1%	5,099	0.1%
Public utilities	37,468	0.9%	38,472	1.0%
Corporate securities	435,182	10.4%	473,556	12.5%
Redeemable preferred stocks	92,158	2.2%	92,649	2.5%
Mortgage and asset-backed securities
Government	620,988	14.9%	528,325	14.0%
Non-Government	203,136	4.9%	203,781	5.4%

Total fixed maturities	3,787,999	90.8%	3,429,366	90.7%
Equity securities	19,062	0.5%	18,245	0.5%
Mortgage loans	120,050	2.9%	108,181	2.9%
Derivative instruments	49,764	1.2%	40,052	1.1%
Policy loans	297	0.0%	291	0.0%
Cash and cash equivalents	191,244	4.6%	184,130	4.8%

Total cash and investments	$4,168,416	100.0%	$3,780,265	100.0%

        The table below presents our fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations.

		March 31, 2002
NAIC Designation	Rating Agency Equivalent	Carrying Amount	Percent
		(Dollars in thousands)
1	Aaa/Aa/A	$3,376,487	89.2%
2	Baa	361,496	9.5%
3	Ba	39,584	1.0%
4	B	10,432	0.3%
5	Caa and lower	—	—
6	In or near default	—	—

	Total fixed maturities	$3,787,999	100.0%

        During 2001, we began a commercial mortgage loan program. At March 31, 2002, we held $120,050,000 of mortgage loans compared to $108,181,000 at December 31, 2001. These mortgage loans are diversified as to property type, location, and loan size, and are collateralized by the related properties. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. At March 31, 2002, the commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	March 31, 2002
	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East North Central	$10,576	8.8%
East South Central	15,969	13.3%
Middle Atlantic	18,264	15.2%
New England	3,484	2.9%
South Atlantic	50,000	41.7%
West North Central	21,757	18.1%

Total	$120,050	100.0%

	March 31, 2002
	Carrying Amount	Percent
	(Dollars in thousands)
Property type distribution
Office	$43,300	36.1%
Retail	29,946	24.9%
Industrial	28,491	23.7%
Hotel	13,084	10.9%
Mixed use/other	5,229	4.4%

Total	$120,050	100.0%

Liquidity

        We did not issue any debt securities during the first three months of 2002, although certain restrictive covenants of our credit agreement related to the Company's notes payable were amended during the quarter. Management may be required to take certain actions to remain in compliance with the amended covenants. For information related to the Company's notes payable and requirements under the related credit agreement, see Note 7 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K.

        The statutory capital and surplus of our life insurance subsidiary at March 31, 2002 was $183,765,000. The life insurance subsidiary made surplus note interest payments to us of $660,000 during the three months ended March 31, 2002. For the remainder of 2002, up to $17,800,000 can be distributed by the life insurance subsidiary as dividends without prior regulatory approval. Dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. Our life insurance subsidiary had $13,958,000 of earned surplus at March 31, 2002.

        The transfer of funds by our life insurance subsidiary is also restricted by certain covenants in our loan agreements, which, among other things, require the life insurance subsidiary to maintain statutory capital and surplus (including asset valuation and interest maintenance reserves) equal to a minimum of $140,000,000 plus 25% of statutory net income and 75% of the capital contributions to life insurance subsidiary for periods subsequent to December 31, 2000. Under the most restrictive of these limitations, none of our earned surplus at March 31, 2002 would be available for distribution by American Equity Life to the parent company in the form of dividends or other distributions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        A major component of our interest rate risk management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities. We use computer models to simulate cash flows expected from our existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from our assets to meet the expected cash requirements of our liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. (The "duration" of a security is the time weighted present value of the security's expected cash flows and is used to measure a security's sensitivity to changes in interest rates.) When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in value of assets should be largely offset by a change in the value of liabilities. At March 31, 2002, the effective duration of our cash and invested assets backing our insurance liabilities was approximately 10.2 years and the estimated duration of our insurance liabilities was approximately 6.8 years.

        If interest rates were to increase 10% from levels at March 31, 2002, we estimate that the fair value of our fixed maturity securities, net of corresponding changes in the values of deferred policy acquisition costs and insurance in force acquired would decrease by approximately $233,064,000 The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

        At March 31, 2002, 59.9% of our fixed income securities have call features and 4.7% are subject to current redemption. Another 45.6% will become subject to call redemption through December 31, 2002. During the first quarter of 2002, we received $15,000,000 in net redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of credited income on our annuity liability reserves, we have the ability to reduce crediting rates on most of our annuity liabilities to maintain the spread at our targeted level. Approximately 71.2% of our annuity liabilities are subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates of 3 to 4%.

        With respect to our equity index business, we purchase call options on the applicable equity indexes to fund the annual index credits on such annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Our risk associated with the current options we hold is limited to the cost of such options, which we amortize in full over their one-year lives. Market value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for equity-indexed products. In the first quarter of 2002, we realized gains of $1,687,000 on our equity index options, and we credited $1,801,000 to policy holders. On the respective anniversary dates of the equity index policies, we purchase new one-year call options to fund the next annual index credits. The risk associated with these prospective purchases is the uncertainty of the cost, which will determine whether we are able to earn our spread on our equity index business. This is a risk we manage through the terms of our equity index annuities, which permit us to change annual participation rates, asset fees, and/or caps, subject to guaranteed minimums. By reducing participation rates, asset fees or caps, we can limit option costs to budgeted amounts except in cases where the minimum guarantees would prevent further reductions. Based upon actuarial testing conducted as a part of the design of our equity index product, we believe the risk that minimum guarantees would prevent us from controlling option costs is negligible.

PART II.    OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)
In March 2002, one employee exercised options to purchase 103 shares of common stock at $9.67 per share, resulting in proceeds of approximately $996.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

    None

  (b)
  No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2002	AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
	By:	/s/ DAVID J. NOBLE David J. Noble, Chief Executive Officer (Principal Executive Officer)
	By:	/s/ WENDY L. CARLSON Wendy L. Carlson, Chief Financial Officer (Principal Financial Officer)
	By:	/s/ TED M. JOHNSON Ted M. Johnson, Vice President—Accounting (Principal Accounting Officer)

QuickLinks

  PART I.—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES