Form 10-K/A
period 2001-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2002-07-11
CIK 1039828

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A is being filed with respect to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002 (the "Form 10-K"). The Form 10-K is hereby amended and restated in its entirety.

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

        Approximately 11% of our annuity sales have been "premium bonus" products. The initial annuity deposit on these policies is increased at issuance by the specified premium bonus ranging from 3% to 6%. Generally, there is a compensating adjustment in the commission paid to the agent to offset the premium bonus.

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

	As of and for the year ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues
Traditional life and accident and health insurance premiums	$13,141	$11,034	$10,294	$10,528	$11,424
Annuity and single premium universal life product charges	12,520	8,338	3,452	642	12
Net investment income	209,086	100,060	66,679	26,357	4,019
Realized gains on sales of investments	787	(1,411)	(87)	427	—
Change in fair value of derivatives	(55,158)	(3,406)	(528)	—	—

Total revenues	180,376	114,615	79,810	37,954	15,455
Benefits and expenses
Insurance policy benefits and change in future policy benefits	9,762	8,728	7,232	6,085	7,440
Interest credited to account balances	97,923	56,529	41,727	15,838	2,129
Change in fair value of embedded derivatives	12,921	—	—	—	—
Interest expense on notes payable	2,881	2,339	896	789	980
Interest expense on General Agency Commission and Servicing Agreement	5,716	5,958	3,861	1,652	183
Interest expense on amounts due under repurchase agreements	1,123	3,267	3,491	1,529	292
Interest expense on amount due to reinsurer	381	—	—	—	—
Amortization of deferred policy acquisition costs and value of insurance in force acquired	23,145	8,806	7,379	2,294	960
Other operating costs and expenses	17,071	14,370	12,129	8,763	8,231

Total benefits and expenses	170,923	99,997	76,715	36,950	20,215

Income (loss) before income taxes, minority interests and cumulative effect of change in accounting principle	9,453	14,618	3,095	1,004	(4,760)
Income tax (expense) benefit	(333)	(2,385)	1,370	(760)	1,391

Income (loss) before minority interests and cumulative effect of change in accounting principle	9,120	12,233	4,465	244	(3,369)
Minority interests in subsidiaries:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	(7,449)	(7,449)	(2,022)	—	—

Income (loss) before cumulative effect of change in accounting principle	1,671	4,784	2,443	244	(3,369)
Cumulative effect of change in accounting for derivatives	(799)	—	—	—	—

Net income (loss)	$872	$4,784	$2,443	$244	$(3,369)

Per share data:
Earnings (loss) per common share	$0.05	$0.29	$0.15	$0.02	$(0.70)
Earnings (loss) per common share—assuming dilution	0.05	0.26	0.14	0.02	(0.70)
Dividends declared per common share	0.01	0.01	0.01	—	—
Consolidated Balance Sheet data:
Total assets	$4,392,445	$2,528,126	$1,717,619	$708,110	$239,711
Policy benefit reserves	3,993,945	2,099,915	1,358,876	541,082	155,998
Notes payable	46,667	44,000	20,600	10,000	10,000
Amounts due to related party under General Agency Commission and Servicing Agreement	46,607	76,028	62,119	27,536	11,278
Trust preferred securities issued by subsidiary trusts	100,155	99,503	98,982	—	—
Stockholders' equity	42,567	58,652	34,324	66,131	54,426
Other Financial Data:
Life subsidiaries' statutory capital and surplus	$177,868	$145,048	$139,855	$80,948	$64,710
Life subsidiaries' net gains (losses) from operations before income taxes and realized capital gains (losses)	(5,675)	9,190	30,498	10,072	7,101
Life subsidiaries' statutory net income (loss)	(17,187)	10,420	17,837	4,804	4,470

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

        We specialize in the sale of individual annuities (primarily deferred annuities) and, to a lesser extent, we also sell life insurance. Under accounting principles generally accepted in the United States, premium collections for deferred annuities are reported as deposit liabilities instead of as revenues. Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited to the policyholder, or the "investment spread," as well as realized gains on investments. In the case of equity index annuities, the investment spread consists of net investment income in excess of the amortization of the cost of the options purchased to fund the index-based component of the policyholder's return. Revenue is also recognized from surrender charges deducted from the policyholder's account balance.

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

Critical Accounting Policies

        The increasing complexity of the business environment and applicable authoritative accounting guidance require us to closely monitor our accounting policies. We have identified four critical accounting policies that are complex and require significant judgment. A summary of our critical accounting policies is intended to enhance your ability to assess our financial condition and results of operations and the potential volatility due to changes in estimates and changes in guidance.

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

        Our periodic assessment of our ability to recover the amortized cost basis of investments that have materially lower quoted market prices requires a high degree of management judgment and uncertainty. Factors considered in evaluating whether a decline in value is other than temporary include: (a) the length of time and the extent to which the fair value has been less than cost; (b) the financial conditions and near-term prospects of the issuer; (c) whether the investment is considered investment grade; (d) whether the issuer is current on all payments and that all contractual payments have been made as agreed; and (e) our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery. In addition, for securities expected to be sold, an other than temporary impairment charge is recognized if we do not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, we then continue to review the other than temporarily impaired securities for appropriate valuation on an ongoing basis. Realized losses through a charge to earnings may be recognized in future periods should management later conclude that the decline in market value below amortized cost is other than temporary pursuant to our accounting policy described above.

        We took writedowns on certain securities during the fourth quarter of 2001 totaling approximately $7,773,000 for adjustments in accrual rates on certain collateralized bond obligations and the deterioration of economic conditions following the September 11th terrorist attacks.

Derivative instruments—equity-index products

        We offer a variety of equity index annuities with income crediting strategies linked to several equity market indexes, including the S&P 500, the Dow Jones Industrial Average, the NASDAQ 100 and the Russell 2000. Several of these products offer a bond strategy linked to the Lehman Aggregate Bond Index. These products allow purchasers to earn investment returns linked to equity or bond index appreciation without the risk of loss of their principal. Several of these products allow the purchaser to transfer funds once annually among several different income crediting strategies, including one or more of the index based strategies, a traditional fixed rate strategy and/or a multi-year rate guaranteed strategy. Substantially all of our equity index products require annual crediting of interest and an annual reset of the applicable index on the contract anniversary date. The computation of the annual index credit is based upon either a one year point-to-point calculation (i.e., the gain in the applicable index from the beginning of the applicable contract year to the next anniversary date) or a monthly averaging of the index during the contract year. We offer no products which credit interest only once over a period of several years (known as "multi year point-to-point" products).

        The annuity contract value is equal to the premiums paid plus annual index credits based upon a percentage, known as the "participation rate," of the annual appreciation (based in some instances on monthly averages) in a recognized index or benchmark. The participation rate, which we may reset annually, generally varies among the equity index products from 65% to 100%. Some of the products also have an "asset fee" ranging from 1% to 4%, which is deducted from the interest to be credited. The asset fees may be adjusted annually by us, subject to stated maximums. In addition, some products apply an overall maximum limit, or "cap," on the amount of annual interest the policyholder may earn in any one contract year, and the applicable cap also may be adjusted annually subject to stated minimums. The minimum guaranteed contract values are equal to 80% to 100% of the premium collected plus interest credited at an annual rate of 3%.

        We purchase one-year call options on the applicable indexes as an investment to provide the income needed to fund the amount of the annual appreciation required to be credited on the equity-index products. New one-year options are purchased at the outset of each contract year. We budget a specific amount to the purchase price of the specific options needed to fund the annual income credits, and the cost of the options represent our cost of providing the income credits. The amount we budget to the purchase of equity index call options is based on our interest spread targets and is comparable to the credited rates of interest we offer on fixed rate annuities. For example, if our yield on our invested assets is 7.10% and our targeted spread is 2.50%, we allocate up to 4.6% of the premium in year one or account balance after year one to the purchase of one-year call options on the equity index products. Participation rates, which define the policyholder's level of participation in index gains each year, are determined by option costs. For example, if, based on current market conditions, the amount allocated to the purchase of options is sufficient to purchase a hedge on 70% of the annual gain in the applicable index, we will set the policyholder's participation rate at 70%. We have the ability to modify participation rates each year when a new option is purchased. In general, if option costs increase, participation rates may be decreased, and if option costs decrease, participation rates may be increased. We purchase call options weekly based upon new and renewing equity index account values during the applicable week, and the purchases are made by category according to the particular products and indexes applicable to the new or renewing account values. Any gains on the options at the expiration of the one-year term offset the related interest credits to the equity index option holders. If there is no gain in an option, the policyholder receives a zero index credit on the policies, and we incur no costs beyond the option cost.

        Our risk associated with the current options we hold is limited to the cost of such options. Market value changes associated with those investments are reported as an increase or decrease to our revenues on our consolidated statements of income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging

Activities". The risk associated with prospective purchases of future one-year options is the uncertainty of the cost, which will determine whether we are able to earn our spread on our equity index business. All our equity index products permit us to modify participation rates, asset fees or annual income caps at least once annually. This feature is comparable to our fixed rate annuities which allow us to adjust crediting rates annually. By modifying our participation rates or other features, we can limit our costs of purchasing the one-year call options, except in cases where the minimum guarantees would prevent further reductions. Based upon actuarial testing as a part of the design of our equity index products, we believe the risk that minimum guarantees would prevent us from controlling option costs is not material.

        After the purchase of the one-year call options and payment of acquisition costs, we invest the balance of equity index premiums as a part of our general account invested assets. Our investment strategy is identical across all our fixed annuity products, including both the equity index and fixed rate annuities. We seek to maintain a portfolio of very high quality fixed income assets with minimal credit risk and an aggregate yield consistent with our spread targets. With respect to the equity index products, our spread is measured as the difference between the aggregate yield on our invested assets, less the aggregate option costs. If the minimum guaranteed value of an equity index product exceeds the index value (computed on a cumulative basis over the life of the contract) then the general account earnings are available to satisfy the minimum guarantees. If there were little or no gains in the entire series of one-year options purchased over the expected life of an equity index annuity (typically 10 to 15 years), then we would incur expenses for credited interest over and above our option costs, causing our spread to tighten and reducing our profits or potentially resulting in losses on these products.

        The Financial Accounting Standards Board issued, then subsequently amended, SFAS No. 133 which became effective for the Company on January 1, 2001. Under SFAS No. 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings. This impacts the items of revenue and expense we report on our equity-index business in three ways.

  •
  We must mark to market the purchased call options we use to fund the annual index credits on our equity index annuities based upon quoted market prices from related counterparties. We record the change in fair value of these options as a component of our revenues. Included within the change in fair value of the options is an element reflecting the time value of the options, which initially is their purchase cost declining to zero at the end of their one-year lives. This element reflects our basic cost of money for the equity index annuity liabilities and thus the change in fair value of the options, reported as a component of revenue, will tend to reflect net losses each period. For the year ended December 31, 2001, the change in fair value of derivatives of $(55,158,000) represents the change in fair value on call options used to fund the next-year income credit to the equity index annuities.

  •
  Under SFAS No. 133, the annual crediting liabilities on our equity index annuities are treated as a "series of embedded derivatives" over the life of the applicable contracts. We are required to estimate the fair value of these embedded derivatives. Our estimates of the fair value of these embedded derivatives are based on assumptions related to underlying policy terms (including annual cap rates, participation rates, asset fees and minimum guarantees), index values, notional amounts, strike prices and expected lives of the policies. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the purchased options because the purchased options are one-year options while the options valued in the fair value of embedded derivatives cover the entire life of the contract which is typically 10 to 15 years. The change in estimated fair value of the series of embedded options included in policyholder benefits in the consolidated statements of income, was $12,921,000 for the year ended December 31, 2001.

  •
  We adjust the amortization of deferred policy acquisition costs to reflect the impact of the two items discussed above. Amortization of deferred policy acquisition costs was decreased by $846,000 for the year ended December 31, 2001as a result of the impact of SFAS No. 133.

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

Deferred Income Tax Assets

        As of December 31, 2001, we had $51,244,000 of net deferred income tax assets related principally to book-to-tax temporary differences in the recording of policy benefit reserves. The realization of these assets is based upon estimates of future taxable income. Based upon future projections of sufficient taxable income of our life subsidiaries, and the adoption of plans and policies related to the our net (non-life) operating loss and net capital loss carryforwards, we have not recorded a valuation allowance against these assets.

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

	Annuity Reserves	Agents
1998	$529,765,000	10,000
1999	1,343,816,000	18,000
2000	2,079,561,000	22,000
2001	3,968,455,000	34,000

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

        Net income totaled $872,000 in 2001, $4,784,000 in 2000 and $2,443,000 in 1999. The increase in net income in 2000 compared to 1999 was a direct result of the continued growth in our annuity business. This trend continued during 2001 through the third quarter as the Company's net income totaled $4,797,000 for the nine months ended September 30, 2001. We incurred a fourth quarter loss of

$3,925,000, primarily as a result of our decision after September 11 to maintain approximately 25% of our assets in cash equivalents. This high liquidity position, which we maintained for most of the quarter, resulted in a decrease in expected investment earnings. Most of the cash was deployed in December, 2001, and during the first quarter of 2002. Had we chosen to deploy the cash sooner, securities meeting our investment criteria were available. Based upon the difference between a weighted average yield of 7% on bonds actually purchased in the fourth quarter and the actual yield earned on our assets held in cash equivalents during the fourth quarter, we estimate that the decline in net investment income attributable to our high level of liquidity was approximately $8,700,000.

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

        Net investment income increased 109% to $209,086,000 in 2001 and 50% to $100,060,000 in 2000 from $66,679,000 in 1999. These increases are principally attributable to the growth in our annuity business and correspondingly, increases in our invested assets. Our annuity business showed strong growth throughout 2001 primarily as a result of: (i) the growth in our agency force; (ii) the introduction of a multi-year rate guaranteed fixed annuity product; and (iii) increased market demand for products offering the safety of guaranteed principal and minimum interest. Invested assets (amortized cost basis) increased 87% to $3,720,435,000 at December 31, 2001 and 33% to $1,995,062,000 at December 31, 2000 compared to $1,499,729,000 at December 31, 1999, while the effective yield earned on average invested assets was 6.94%, 7.64% and 7.34% for 2001, 2000, and 1999, respectively. The effective yield in 2001 was lower primarily as a result of our decision after September 11 to maintain approximately 25% of our total assets in cash equivalents. Prior to the adoption of SFAS No. 133 on January 1, 2001, net investment income for 2000 and 1999 included amounts related to the options we hold to fund the annual index credits on our equity index annuities. This included gains received on such options, which were passed on to the equity index policyholders and the amortization of the cost of such options. Gains received on options held for equity index policies were $13,182,000, and $17,969,000 for 2000, and 1999, respectively. Costs of amortization of such options were $55,927,000 and $24,121,000 for 2000 and 1999, respectively.

        Realized gains on sales of investments were $787,000 in 2001 compared to realized losses of $1,411,000 in 2000 and $87,000 in 1999. In 2001, net realized gains of $787,000 consisted of gains of $12,999,000, offset by losses of $4,439,000 on the sale of securities and write downs of approximately $7,773,000 in the fair value of certain securities in recognition of other than temporary impairments. In 2000 and 1999, net realized losses of $1,411,000 and $87,000 respectively were entirely comprised of losses related to the sale of certain corporate fixed maturity and equity securities.

        Change in fair value of derivatives was $(55,158,000) for the year ended December 31, 2001 compared to $(3,406,000) in 2000 and $(528,000) in 1999. The change in fair value of derivatives in 2001 arises from the adoption of SFAS No. 133. We adopted SFAS No. 133 on January 1, 2001, which requires that we mark to market the purchased call options we use to fund the annual index credits on our equity index annuities. We include this as a component of our revenues (see Critical Accounting Policies—Derivative Instruments—Equity Index Products). The change in fair value of derivatives of $(3,406,000) in 2000 and $(528,000) in 1999 are related to the change in fair value of total return exchange agreements that we entered into during 2000 and 1999. See Note 3 to the audited consolidated financial statements included elsewhere in this report.

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

        Interest credited to annuity policyholder account balances increased 73% to $97,923,000 in 2001 and 35% to $56,529,000 in 2000 from $41,727,000 in 1999. These increases are principally attributable to increases in annuity liabilities. The amounts are also impacted by changes in the weighted average crediting rates for our annuity liabilities, which are summarized as follows:

	Fixed Rate (without bonuses)	Fixed Rate (with bonuses)	Equity Index Credits	Equity Index Option Costs
2001	5.57%	6.09%	1.42%	4.31%
2000	5.20%	5.99%	3.72%	5.09%
1999	5.11%	6.51%	5.35%	5.29%

        The above crediting rates on our fixed rate annuities includes both multi-year rate guaranteed and annually adjustable rate products. Such rates are disclosed with and without the impact of first-year bonuses paid to policyholders. Generally such bonuses are deducted from the commissions paid to sales agents on such products and deferred as policy acquisition costs. With respect to our equity index annuities, the weighted average option costs represent the expenses we incur to fund the annual index credits on the equity index business. Gains realized on such options are recorded as a part of the change in fair value of derivatives for 2001 and in net investment income for 2000 and 1999. The difference in presentation is due to the adoption of SFAS No. 133 on January 1, 2001. See Critical Accounting Policies—Derivative Instruments—Equity Index Products and Note 1 of the Notes to Consolidated Financial Statements included elsewhere in this report. Gains realized on such options are offset by an expense in interest credited to annuity policyholder account balances.

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

        Interest expense on amounts due under repurchase agreements decreased 66% to $1,123,000 in 2001 and 6% to $3,267,000 in 2000 from $3,491,000 in 1999. These changes are principally attributable to a decrease in the average balances outstanding. See Note 7 of the Notes to the Consolidated Financial Statements included elsewhere in this report.

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

		December 31,
		2001		2000
NAIC Designation	Rating Agency Equivalent	Carrying Amount	Percent	Carrying Amount	Percent
		(Dollars in thousands)
1	Aaa/Aa/A	$2,991,024	87.2%	$1,704,003	89.5%
2	Baa	388,560	11.3%	197,012	10.4%
3	Ba	43,134	1.3%	2,825	0.1%
4	B	6,648	0.2%	—	—
5	Caa and lower	—	—	—	—
6	In or near default	—	—	—	—

	Total fixed maturities	$3,429,366	100.0%	$1,903,840	100.0%

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

        If financial futures contracts used to manage interest rate risk were terminated early and resulted in payments based on the change in value of the underlying asset, any resulting gain or loss was deferred and amortized as an adjustment to the yield of the designated asset over its remaining life as the transaction qualified for hedge accounting. The effectiveness of the hedge was measured by a historical and future high correlation of changes in the fair value of the hedging instruments with changes in value of the hedged item. If correlation ceased to exist, hedge accounting would have been terminated and gains or losses recorded in income. During 2000 and 1999, high correlation was achieved. Deferred gains (losses) totaling ($2,276,000) and $4,970,000 for 2000 and 1999, respectively, are included in held for investment fixed maturities and will be amortized as an adjustment to interest income over the life of the hedged instrument.

        For total return exchange agreements, the changes in fair value of these agreements were recognized as a component of our revenues. In 2000, changes in fair value of these agreements totaled $(3,406,000).

        We did not purchase or enter into any financial futures instruments or total return exchange agreements during 2001 and all agreements were terminated or matured as of December 31, 2000.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements are included as a part of this report on Form 10-K on pages F-1 through F-38.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of July, 2002.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
By:	/s/ DAVID J. NOBLE David J. Noble, President (Authorized Officer)

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

                      /s/ Ernst & Young LLP

Des Moines, Iowa
March 8, 2002

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2001	2000
Assets
Cash and investments:
Fixed maturity securities:
Available for sale, at market (amortized cost: 2001–$3,101,040; 2000–$1,523,376)	$2,974,761	$1,474,560
Held for investment, at amortized cost (market: 2001–$412,378; 2000–$365,023)	454,605	429,280
Equity securities, at market (cost: 2001–$18,609; 2000–$7,435)	18,245	6,671
Mortgage loans on real estate	108,181	—
Derivative instruments	40,052	34,707
Policy loans	291	264
Cash and cash equivalents	184,130	175,724

Total cash and investments	3,780,265	2,121,206
Receivable from other insurance companies	83	375
Premiums due and uncollected	1,386	1,256
Accrued investment income	22,100	21,398
Receivables from related parties	29,978	47,242
Property, furniture and equipment, less allowances for depreciation of $3,150 in 2001 and $2,370 in 2000	1,622	1,032
Value of insurance in force acquired	415	520
Deferred policy acquisition costs	492,757	289,609
Intangibles, less accumulated amortization of $987 in 2001 and $797 in 2000	2,148	2,338
Deferred income tax asset	51,244	36,052
Federal income taxes recoverable	4,224	—
Other assets	2,365	2,913
Assets held in separate account	3,858	4,185

Total assets	$4,392,445	$2,528,126

	December 31,
	2001	2000
Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$25,490	$20,354
Annuity and single premium universal life products	3,968,455	2,079,561
Other policy funds and contract claims	22,046	16,669
Amounts due to related party under General Agency Commission and Servicing Agreement	46,607	76,028
Other amounts due to related parties	22,990	4,000
Notes payable	46,667	44,000
Amount due to reinsurer	14,318	—
Amounts due under repurchase agreements	—	110,000
Amounts due on securities purchased	66,504	—
Federal income taxes payable	—	50
Other liabilities	32,788	15,124
Liabilities related to separate account	3,858	4,185

Total liabilities	4,249,723	2,369,971
Minority interests in subsidiaries:
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts	100,155	99,503
Stockholders' equity:
Series Preferred Stock, par value $1 per share, 2,000,000 shares authorized; 625,000 shares of 1998 Series A Participating Preferred Stock issued and outstanding	625	625
Common Stock, par value $1 per share, 75,000,000 shares authorized; issued and outstanding 2001–14,516,974 shares; 2000–14,530,242 shares	14,517	14,530
Additional paid-in capital	57,452	57,577
Accumulated other comprehensive loss	(33,531)	(16,876)
Retained earnings	3,504	2,796

Total stockholders' equity	42,567	58,652

Total liabilities and stockholders' equity	$4,392,445	$2,528,126

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Year ended December 31,
	2001	2000	1999
Revenues:
Traditional life and accident and health insurance premiums	$13,141	$11,034	$10,294
Annuity and single premium universal life product charges	12,520	8,338	3,452
Net investment income	209,086	100,060	66,679
Realized gains (losses) on sales of investments	787	(1,411)	(87)
Change in fair value of derivatives	(55,158)	(3,406)	(528)

Total revenues	180,376	114,615	79,810
Benefits and expenses:
Insurance policy benefits and change in future policy benefits	9,762	8,728	7,232
Interest credited to account balances	97,923	56,529	41,727
Change in fair value of embedded derivatives	12,921	—	—
Interest expense on notes payable	2,881	2,339	896
Interest expense on General Agency Commission and Servicing Agreement	5,716	5,958	3,861
Interest expense on amounts due under repurchase agreements	1,123	3,267	3,491
Interest expense on amount due to reinsurer	381	—	—
Amortization of deferred policy acquisition costs and value of insurance in force acquired	23,145	8,806	7,379
Other operating costs and expenses	17,071	14,370	12,129

Total benefits and expenses	170,923	99,997	76,715

Income before income taxes, minority interests and cumulative effect of change in accounting principle	9,453	14,618	3,095
Income tax (expense) benefit	(333)	(2,385)	1,370

Income before minority interests and cumulative effect of change in accounting principle	9,120	12,233	4,465
Minority interests in subsidiaries:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	(7,449)	(7,449)	(2,022)

Income before cumulative effect of change in accounting principle	1,671	4,784	2,443
Cumulative effect of change in accounting for derivatives	(799)	—	—

Net income	$872	$4,784	$2,443

Earnings per common share:
Income before cumulative effect of change in accounting principle	$0.10	$0.29	$0.15
Cumulative effect of change in accounting for derivatives	(0.05)	—	—

Earnings per common share	$0.05	$0.29	$0.15

Earnings per common share—assuming dilution:
Income before cumulative effect of change in accounting principle	$0.09	$0.26	$0.14
Cumulative effect of change in accounting for derivatives	(0.04)	—	—

Earnings per common share—assuming dilution	$0.05	$0.26	$0.14

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2001	2000	1999
Operating activities
Net income	$872	$4,784	$2,443
Cumulative effect of change in accounting for derivatives	799	—	—
Adjustments to reconcile net income to net cash used in operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	97,923	56,529	41,727
Annuity and single premium universal life product charges	(12,520)	(8,338)	(3,452)
Change in fair value of embedded derivatives	12,921	—	—
Increase in traditional life and accident and health insurance reserves	5,136	5,294	3,743
Policy acquisition costs deferred	(154,451)	(77,056)	(62,829)
Amortization of deferred policy acquisition costs	23,040	8,574	7,063
Provision for depreciation and other amortization	1,075	1,086	1,299
Amortization of discount and premiums on fixed maturity securities and derivative instruments	(50,462)	12,933	(10,765)
Realized losses (gains) on sales of investments	(787)	1,411	87
Change in fair value of derivatives	55,158	3,406	528
Deferred income taxes	(5,794)	(2,840)	(15,559)
Reduction of amounts due to related party under General Agency Commission and Servicing Agreement	(29,422)	(14,491)	(3,140)
Changes in other operating assets and liabilities:
Accrued investment income	(702)	(7,215)	(11,237)
Receivables from related parties	17,265	(28,346)	(18,807)
Federal income taxes recoverable/payable	(4,274)	1,713	(3,312)
Other policy funds and contract claims	5,376	5,116	5,238
Other amounts due to related parties	15,927	4,000	—
Other liabilities	4,861	1,221	8,156
Other	309	(1,911)	(650)

Net cash used in operating activities	(17,750)	(34,130)	(59,467)
Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities—available for sale	1,734,890	628,847	308,670
Equity securities	7,820	1,588	—
Derivative instruments	—	(3,406)	(528)

	1,742,710	627,029	308,142
Acquisition of investments:
Fixed maturity securities—available for sale	(3,214,768)	(1,092,492)	(734,248)
Fixed maturity securities—held for investment	—	(7,246)	(310,500)
Equity securities	(18,844)	(1,437)	(8,020)
Mortgage loans	(108,181)	—	—
Derivative instruments	(76,569)	(68,088)	(39,396)
Proceeds received from futures contract	—	—	4,970

	Year ended December 31,
	2001	2000	1999
Investing activities (continued)
Policy loans	$(27)	$(33)	$(39)

	(3,418,389)	(1,169,296)	(1,087,233)
Purchases of property, furniture and equipment	(1,370)	(424)	(877)

Net cash used in investing activities	(1,677,049)	(542,691)	(779,968)
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	2,006,882	843,340	816,126
Unapplied policyholder receipts	12,803	—	—
Return of annuity and single premium universal life policyholder account balances	(223,163)	(144,077)	(60,844)
Financing fees incurred and deferred	—	(216)	(1,801)
Proceeds from notes payable	6,000	23,400	10,600
Repayments of notes payable	(3,333)	—	—
Increase (decrease) in amounts due under repurchase agreements	(110,000)	23,031	37,969
Proceeds from issuance of company-obligated mandatorily redeemable preferred securities of subsidiary trusts	—	—	25,970
Amounts due to reinsurer	14,318	—	—
Net proceeds from issuance of common stock	39	1,956	1,512
Acquisition of common stock	(177)	(619)	—
Dividends paid	(164)	(152)	(107)

Net cash provided by financing activities	1,703,205	746,663	829,425

Increase (decrease) in cash and cash equivalents	8,406	169,842	(10,010)
Cash and cash equivalents at beginning of year	175,724	5,882	15,892

Cash and cash equivalents at end of year	$184,130	$175,724	$5,882

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on notes payable and repurchase agreements	$4,199	$5,606	$4,904
Income taxes—life subsidiaries	10,401	3,512	17,500
Non-cash financing and investing activities:
Bonus interest deferred as policy acquisition costs	17,399	9,955	7,602
Advances to related party under General Agency Commission and Servicing Agreement deferred as policy acquisition costs	—	28,400	37,723
Issuance of common stock in payment of deferred compensation	—	—	90
Exchange of held for investment fixed maturity securities for company-obligated mandatorily redeemable preferred securities of subsidiary trusts	—	—	72,490

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

        The Company has equity index annuity products that guarantee the return of principal to the customer and credit interest based on a percentage of the gain in a specified equity market index. A portion of the premium from each customer is invested in investment grade fixed income securities to cover the minimum guaranteed value due the customer at the end of the contract term. A portion of the premium is used to purchase derivatives consisting of call options on the applicable equity market indexes to fund the index credits due to equity index annuity holders. Substantially all of such call options are one year options which are closely matched to the annual crediting liabilities on such policies. In addition, the call options are marked to market with the change in fair value included as a component of our revenues. On the respective anniversary dates of the equity index policies, the equity index used to compute such annual crediting liabilities is reset and the Company purchases new one-year call options to fund the next annual index credit. The Company manages the cost of these purchases through the terms of its equity index annuities, which permits the Company to change annual participation rates, asset fees, and/or caps, subject to guaranteed minimums. By reducing participation rates, asset fees or caps, the Company can limit option costs to budgeted amounts except in cases where the minimum guarantees prevent further reductions in these contract terms.

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

        Under SFAS No. 133, the annual crediting liabilities on the Company's equity index annuities are treated as a "series of embedded derivatives" over the life of the applicable contract. The Company does not purchase call options to fund the equity index liabilities which may arise after the next policy anniversary date. The Company must value both the call options and the related forward embedded options in the policies at fair value. The change in fair value for the call options is included in change in fair value of derivatives and the change in fair value adjustment of the embedded options is included in change in fair value of embedded derivatives in the Consolidated Statements of Income.

        For the year ended December 31, 2001, change in fair value of derivatives of $55,158,000 represents the change in fair value on call options used to fund the next-year income credit to the equity index annuities. The change in fair value of options embedded within the equity index products (including the forward options) was $12,921,000 for the year ended December 31, 2001. Amortization of deferred policy acquisition costs was decreased by $846,000 for the year ended December 31, 2001 as a result of the impact of SFAS No. 133.

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

Recognition of Premium Revenues and Costs

        Revenues for annuity and single premium universal life products consist of surrender charges assessed against policyholder account balances and mortality and expense charges (single premium universal life products only) during the period. Expenses related to these products include interest credited to policyholder account balances and benefit claims incurred in excess of policyholder account balances (single premium universal life products only). First-year bonus interest is deferred as a deferred policy acquisition cost and amortized generally in proportion to expected gross profits from surrender charges and investment, mortality and expense margins.

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

        Net unrealized losses on available-for-sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following at December 31, 2001 and 2000:

	December 31,
	2001	2000
	(Dollars in thousands)
Net unrealized losses on available-for-sale fixed maturity securities and equity securities	$(126,643)	$(49,580)
Adjustments for assumed changes in amortization of deferred policy acquisition costs	75,057	23,616
Deferred income tax benefit	18,055	9,088

Net unrealized losses reported as accumulated other comprehensive loss	$(33,531)	$(16,876)

        Components of net investment income are as follows:

	Year ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Fixed maturity securities	$196,933	$129,066	$69,877
Equity securities	786	754	456
Mortgage loans on real estate	2,347	—	—
Derivative instruments	3,085	(32,162)	(4,082)
Policy loans	20	19	20
Cash and cash equivalents	12,281	1,703	487
Other	(1,137)	2,083	951

	211,230	101,463	67,709
Less investment expenses	(2,144)	(1,403)	(1,030)

Net investment income	$209,086	$100,060	$66,679

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

        For the year ended December 31, 2001, realized gains on investments consisted of net gains of $8,381,000 on the sale of available-for-sale fixed maturity securities, net gains of $179,000 on the sale of equity securities and write downs of $7,773,000 on certain securities due to other than temporary impairments. For the year ended December 31, 2000, realized losses on investments consisted of net losses of $977,000 on the sale of available-for-sale fixed maturity securities and net losses of $434,000 on the sale of equity securities. For the year ended December 31, 1999, net realized losses on investments consisted of net losses of $87,000 on the sale of available-for-sale fixed maturities.

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

        If a financial futures contract used to manage interest rate risk was terminated early and resulted in payments based on the change in value of the underlying asset, any resulting gain or loss was deferred and amortized as an adjustment to the yield of the designated asset over its remaining life as long as the transaction qualifies for hedge accounting. The effectiveness of the hedge was measured by a historical and probable future high correlation of changes in the fair value of the hedging instruments with changes in value of the hedged item. If correlation ceased to exist, hedge accounting would have been terminated and gains or losses recorded in income. During 2000 and 1999, high correlation was achieved. Deferred losses of $2,276,000 for 2000 and deferred gains of $4,970,000 for 1999 are included in held-for-investment fixed maturities and will be amortized as an adjustment to interest income over the life of the hedged instrument.

        For total return exchange agreements, the change in fair value of these agreements was recognized as a component of our revenues. In 2000 the change in fair value of these agreements totaled $(3,406,000). In 1999, the change in fair value of these agreements totaled $(528,000).

        The Company did not purchase or enter into any financial futures instruments or total return exchange agreements during 2001 and all agreements were terminated or matured as of December 31, 2000.

        At December 31, 2001, fixed maturity securities and short-term investments with an amortized cost of $3,754,014,000 were on deposit with state agencies to meet regulatory requirements. There are no restrictions on these assets.

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

DECEMBER 31, 2001

5.    Reinsurance and Policy Provisions (Continued)

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

DECEMBER 31, 2001

10.    Retirement and Stock Compensation Plans (Continued)

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

        Consolidated net income (loss) for the Company's life insurance subsidiaries as determined in accordance with statutory accounting practices was $(17,187,000), $10,420,000 and $17,837,000 in 2001, 2000 and 1999, respectively, and consolidated total statutory capital and surplus of the Company's life insurance subsidiaries was $177,868,000 and $145,048,000 at December 31, 2001 and 2000, respectively.

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

	2001
Quarter ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Premiums and product charges	$5,943	$6,518	$6,554	$6,646
Net investment income	41,630	50,125	60,260	56,471
Realized gains (losses) on sales of investments	156	583	69	(21)
Change in fair value of derivatives	(25,848)	(4,934)	(27,119)	2,743
Total revenues	21,885	52,893	39,765	65,833
Net income (loss)	(483)	3,251	2,030	(3,926)
Earnings (loss) per common share (as previously reported):
Income before cumulative effect of change in accounting principle	$0.02	$0.22	$0.14	N/A
Cumulative effect of change in accounting for derivatives	(0.05)	—	—	N/A

Earnings (loss) per common share (as previously reported)	$(0.03)	$0.22	$0.14	N/A

Earnings (loss) per common share (as restated):
Income before cumulative effect of change in accounting principle	$0.02	$0.19	$0.12	$(0.27)
Cumulative effect of change in accounting for derivatives	(0.05)	—	—	—

Earnings (loss) per common share (as restated)	$(0.03)	$0.19	$0.12	$(0.27)

Earnings (loss) per common share—assuming dilution:
Income before cumulative effect of change in accounting principle	$0.02	$0.17	$0.11	$(0.27)
Cumulative effect of change in accounting for derivatives	(0.05)	—	—	—

Earnings (loss) per common share—assuming dilution	$(0.03)	$0.17	$0.11	$(0.27)

        The differences between the change in fair value of derivatives by quarter primarily corresponds to the performance of the indexes upon which our call options are based.

	2000
Quarter ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Premiums and product charges	$4,849	$4,624	$5,707	$4,192
Net investment income	19,842	24,490	28,052	27,676
Realized gains (losses) on sales of investments	(964)	(18)	80	(509)
Change in fair value of derivatives	(3,406)	—	—	—
Total revenues	20,321	29,096	33,839	31,359
Net income	11	943	1,775	2,055
Earnings per common share (as previously reported)	$0.00	$0.07	$0.12	$0.14
Earnings per common share (as restated)	$0.00	$0.05	$0.11	$0.13
Earnings per common share—assuming dilution	$0.00	$0.05	$0.09	$0.12

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

        See Note 7 to the consolidated financial statements for a description of the parent company's notes payable.

Schedule III—Supplementary Insurance Information

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable acquisition costs
	(Dollars in thousands)
As of December 31, 2001: Life insurance	$492,757	$3,993,945	$—	$22,046

As of December 31, 2000: Life insurance	$289,609	$2,099,915	$—	$16,669

As of December 31, 1999: Life insurance	$178,800	$1,358,876	$—	$11,553

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses
			(Dollars in thousands)
Year ended December 31, 2001: Life insurance	$25,661	$209,086	$120,606	$23,040	$27,277

Year ended December 31, 2000: Life insurance	$19,372	$100,060	$65,257	$8,574	$26,166

Year ended December 31, 1999: Life insurance	$13,746	$66,679	$48,959	$7,063	$20,693

Schedule IV—Reinsurance

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2001:
Life insurance in force, at end of year	$2,366,765	$260,675	$209,647	$2,315,737	9.05%

Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$12,555	$35	$—	$12,520	—%
Traditional life and accident and health insurance premiums	9,043	156	4,254	13,141	32.37%

	$21,598	$191	$4,254	$25,661	16.58%

Year ended December 31, 2000:
Life insurance in force, at end of year	$2,365,190	$171,704	$161,793	$2,355,279	6.87%

Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$8,338	$—	$—	$8,338	—%
Traditional life and accident and health insurance premiums	8,600	182	2,616	11,034	23.71%

	$16,938	$182	$2,616	$19,372	13.50%

Year ended December 31, 1999:
Life insurance in force, at end of year	$1,555,677	$1,268	$990,516	$2,544,925	38.92%

Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$3,452	$—	$—	$3,452	—%
Traditional life and accident and health insurance premiums	7,444	1,111	3,961	10,294	38.48%

	$10,896	$1,111	$3,961	$13,746	28.82%

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation, including Articles of Amendment**‡
3.2	Amended and Restated Bylaws†
4.1	Agreement dated December 4, 1997 between American Equity Investment Life Holding Company and Farm Bureau Life Insurance Company re Right of First Refusal*
4.2	Stockholders' Agreement dated April 30, 1997 among American Equity Investment Life Holding Company, David J. Noble, Twenty Services, Inc., Sanders Morris Mundy Inc. and stockholders*
4.3	Registration Rights Agreement dated April 30, 1997 between American Equity Investment Life Holding Company and stockholders*
4.4	Amended and Restated Declaration of Trust of American Equity Capital Trust I dated September 7, 1999†
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
10.5
Deferred Compensation Agreements between American Equity Investment Life Holding Company and
(a) James M. Gerlach dated June 6, 1996*
(b) Terry A. Reimer dated November 11, 1996*
(c) David S. Mulcahy dated December 31, 1997*
10.6	Forgivable Loan Agreement dated April 30, 2000 between American Equity Investment Life Holding Company and D.J. Noble‡
10.7	2000 Employee Stock Option Plan‡
10.8	2000 Director Stock Option Plan‡

10.9	Coinsurance and Yearly Renewable Term Reinsurance Agreement ☒
10.10	Coinsurance Agreement@
21	Subsidiaries of American Equity Investment Life Holding Company

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

@
Previously filed in connection with the Form 10K for the period ended December 31, 2001.

QuickLinks

EXPLANATORY NOTE
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