Form 10-Q/A
period 2002-03-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2002-07-11
CIK 1039828

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A is being filed with respect to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 filed with the Securities and Exchange Commission on May 10, 2002 (the "Form 10-Q"). The Form 10-Q is hereby amended and restated in its entirety.

PART I    FINANCIAL INFORMATION

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues:
Traditional life and accident and health insurance premiums	$2,937	$3,282
Annuity and single premium universal life product charges	3,017	2,661
Net investment income	67,586	41,630
Realized gains (losses) on sales of investments	(1,087)	156
Change in fair value of derivatives	(9,672)	(25,848)

Total revenues	62,781	21,881
Benefits and expenses:
Insurance policy benefits and change in future policy benefits	2,321	2,197
Interest credited to account balances	36,222	13,848
Change in fair value of embedded derivatives	5,345	(4,190)
Interest expense on notes payable	557	896
Interest expense on General Agency Commission and Servicing Agreement	1,050	1,582
Interest expense on amounts due under repurchase agreements	—	951
Interest expense due to reinsurer	117	—
Amortization of deferred policy acquisition costs and value of insurance in force acquired	7,186	439
Other operating costs and expenses	3,253	3,863

Total benefits and expenses	56,051	19,586

Income before income taxes, minority interests and cumulative effect of change in accounting principle	6,730	2,295
Income tax expense	(1,610)	(117)

Income before minority interests and cumulative effect of change in accounting principle	5,120	2,178
Minority interests in subsidiaries:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	(1,862)	(1,862)

Income before cumulative effect of change in accounting principle	3,258	316
Cumulative effect of change in accounting for derivatives	—	(799)

Net income (loss)	$3,258	$(483)

Earnings (loss) per common share:
Income before accounting change	$0.20	$0.02
Cumulative effect of change in accounting for derivatives	—	(0.05)

Earnings (loss) per common share	$0.20	$(0.03)

Earnings (loss) per common share—assuming dilution:
Income before accounting change	$0.18	$0.02
Cumulative effect of change in accounting for derivatives	—	(0.05)

Earnings (loss) per common share—assuming dilution	$0.18	$(0.03)

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2002	2001
Operating activities
Net income (loss)	$3,258	$(483)
Cumulative effect of change in accounting for derivatives	—	799
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	36,222	13,848
Annuity and single premium universal life product charges	(3,017)	(2,661)
Change in fair value of embedded derivatives	5,345	(4,190)
Increase in traditional life insurance and accident and health reserves	2,052	1,616
Policy acquisition costs deferred	(41,714)	(30,188)
Amortization of deferred policy acquisition costs	7,160	360
Provision for depreciation and other amortization	272	291
Amortization of discount and premiums on fixed maturity securities and derivative instruments	(21,998)	(11,151)
Realized losses (gains) on sales of investments	1,087	(156)
Change in fair value of derivatives	9,672	25,848
Deferred income tax expense (benefit)	692	(2,580)
Reduction of amounts due to related party under General Agency Commission and Servicing Agreement	(4,469)	(4,198)
Changes in other operating assets and liabilities:
Accrued investment income	(10,152)	(8,098)
Receivables from related parties	2,193	5,599
Federal income taxes recoverable	918	2,596
Other policy funds and contract claims	2,308	1,419
Other amounts due to related parties	9,635	(4,000)
Other liabilities	1,905	58,008
Other	(353)	(1,700)

Net cash provided by operating activities	1,016	40,979

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

        Net investment income increased $25,956,000 to $67,586,000 in the first quarter of 2002, compared to $41,630,000 for the same period in 2001. Invested assets (amortized cost basis) increased 13% to $4,201,935,000 at March 31, 2002 compared to $3,720,435,000 at December 31, 2001, while the effective yield earned on invested assets (excluding cash and cash equivalents) was 7.1% for the three months ended March 31, 2002 compared to 7.3% for the same period in 2001.

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

        Change in fair value of derivatives that we hold to fund the annual index credits on our equity index annuities was $(9,672,000) in the first quarter of 2002 compared to $(25,848,000) for the first quarter of 2001. The difference between the change in fair value of derivatives between the two quarters is primarily due to the improved performance of the indexes upon which our call options are based. The change in fair value of derivatives arises from the adoption of SFAS No. 133. We adopted SFAS No. 133 on January 1, 2001, which requires that we mark to market the purchased call options we use to fund the annual index credits on our equity index annuities. We include this as a component of our revenues. See Critical Accounting Policies—Derivative Instruments—Equity Index Products included in Management's Discussion and Analysis found in the Annual Report on Form 10-K.

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

        The above crediting rates on our fixed rate annuities includes both multi-year rate guaranteed and annually adjustable rate products. Such rates are disclosed with and without the impact of first-year bonuses paid to policyholders. Generally such bonuses are deducted from the commissions paid to sales agents on such products and deferred as policy acquisition costs. With respect to our equity index annuities, the weighted average option costs represent the expenses we incur to fund the annual index credits on the equity index business. Gains realized on such options are recorded as part of the change in fair value of derivatives, and are also reflected as an expense in interest credited to annuity policyholder account balances.

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

        Substantially all of the market value decline in our portfolio at March 31, 2002 and December 31, 2001 is related to interest rate movement, and substantially all of our invested assets are marketable. We do not believe that such declines will have a material impact on our future operations or liquidity. Interest rate changes tend to cause volatility in our fixed income asset values, which is magnified by the relatively long duration of the assets and by redemption call options applicable to a portion of such assets. The longer duration of our assets corresponds to the longer duration of our liabilities. All of our annuity reserves are subject to surrender charges which we believe limit our exposure to policyholder withdrawals. At March 31, 2002, the remaining weighted average surrender charge period for our aggregate annuity reserves was 9.25 years and the weighted average remaining surrender charge percentage was 12.19%. In light of our growth in new annuity sales in 2001 and the expected continued growth in 2002, we expect the surrender charge periods to continue to lengthen as new annuities with longer surrender periods are added to the aggregate reserve balance. Although the duration of the assets exposes us to greater market value volatility, we believe that it does not impact our ability to earn a targeted spread based upon the yield to amortized cost of the assets. As our annuity reserves mature over the next ten years, we expect to be exposed to higher levels of policyholder withdrawals, and we intend to manage that risk by gradually reducing the overall duration of the invested assets over that ten year period.

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

        At March 31, 2002 and December 31, 2001, the amortized cost and estimated fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	March 31, 2002
	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government and agencies	$2,018,343	$(133,659)	$1,884,684
State, municipal and other governments	5,328	(296)	5,032
Public utilities	29,356	(2,336)	27,020
Corporate securities	383,837	(33,575)	350,262
Redeemable preferred stocks	4,028	(244)	3,784
Mortgage and asset-backed securities:
Government	649,743	(46,244)	603,499
Non-government	155,846	(22,726)	133,120

	$3,246,481	$(239,080)	$3,007,401

Held for investment:
United States Government and agencies	$385,587	$(55,600)	$329,987

	$385,587	$(55,600)	$329,987

Equity securities:
Non-redeemable preferred stocks	$15,418	$(237)	$15,181
Common stocks	995	(67)	928

	$16,413	$(304)	$16,109

	December 31, 2001
	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government and agencies	$1,334,060	$(64,631)	$1,269,429
State, municipal and other governments	5,234	(135)	5,099
Public utilities	29,364	(1,368)	27,996
Corporate securities	320,703	(27,228)	293,475
Redeemable preferred stocks	3,528	(188)	3,340
Mortgage and asset-backed securities:
Government	493,295	(23,854)	469,441
Non-government	168,321	(21,366)	146,955

	$2,354,505	$(138,770)	$2,215,735

Held for investment:
United States Government and agencies	$379,011	$(45,210)	$333,801

	$379,011	$(45,210)	$333,801

Equity securities:
Non-redeemable preferred stocks	$6,850	$(130)	$6,720
Common stocks	2,992	(252)	2,740

	$9,842	$(382)	$9,460

        The amortized cost and estimated fair value of fixed maturity securities at March 31, 2002 and December 31, 2001, by contractual maturity, that were in an unrealized loss position are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	March 31, 2002
	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one year through five years	$10,644	$10,350	$—	$—
Due after five years through ten years	125,456	119,047	—	—
Due after ten years through twenty years	525,857	493,560	—	—
Due after twenty years	1,778,935	1,647,825	385,587	329,987

	2,440,892	2,270,782	385,587	329,987
Mortgage-backed and asset-backed securities	805,589	736,619	—	—

	$3,246,481	$3,007,401	$385,587	$329,987

	December 31, 2001
	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one year through five years	$4,718	$4,554	$—	$—
Due after five years through ten years	69,715	66,307	—	—
Due after ten years through twenty years	377,480	351,674	—	—
Due after twenty years	1,240,976	1,176,804	379,011	333,801

	1,692,889	1,599,339	379,011	333,801
Mortgage-backed and asset-backed securities	661,616	616,396	—	—

	$2,354,505	$2,215,735	$379,011	$333,801

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

        Approximately 72% and 69% of our total invested assets were in United States Government and agency fixed maturity securities including government guaranteed mortgage-backed securities at March 31, 2002 and December 31, 2001, respectively. Corporate securities represented approximately 10% and 13% at March 31, 2002 and December 31, 2001 of our total invested assets, respectively. There are no other significant concentrations in the portfolio by type of security or by industry.

        At March 31, 2002 and December 31, 2001, the fair value of investments we owned that were non-investment grade or not rated was $39,403,000 and $33,801,000, respectively. The unrealized losses on investments we owned that were non-investment grade or not rated at March 31, 2002 and December 31, 2001, was $12,857,000 and $8,479,000, respectively.

        At March 31, 2002 and December 31, 2001, we identified certain invested assets which have characteristics (i.e., significant unrealized losses compared to book value and industry trends) creating uncertainty as to our future assessment of other than temporary impairments which are listed below by length of time these invested assets have been in an unrealized loss position. We have excluded from this list securities with unrealized losses which are related to market movements in interest rates.

	March 31, 2002
	Amortized Cost	Unrealized Losses	Fair Value
	(Dollars in thousands)
3 months or less	$12,840	$(1,687)	$11,153
Greater than 3 months to 6 months	5,026	(1,051)	3,975
Greater than 6 months to 9 months	16,186	(4,061)	12,125
Greater than 9 months to 12 months	9,266	(2,121)	7,145
Greater than 12 months	32,841	(10,750)	22,091

	$76,159	$(19,670)	$56,489

	December 31, 2001
	Amortized Cost	Unrealized Losses	Fair Value
	(Dollars in thousands)
3 months or less	$8,361	$(1,075)	$7,286
Greater than 3 months to 6 months	24,968	(5,418)	19,550
Greater than 6 months to 9 months	9,547	(1,155)	8,392
Greater than 9 months to 12 months	26,664	(7,849)	18,815
Greater than 12 months	—	—	—

	$69,540	$(15,497)	$54,043

        We have reviewed these investments and concluded that there was no other than temporary impairment on these investments at March 31, 2002 and December 31, 2001. The factors that we considered in making this determination included the financial condition and near-term prospects of the issuer, whether the issuer is current on all payments and all contractual payments have been made, our intent and ability to hold the investment to allow for any anticipated recovery and the length of time and extent to which the fair value has been less than cost.

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

Liquidity

        The rate of growth in new annuity sales has generated a very high volume of current liquidity. For the year ended December 31, 2001, our net cash receipts from new annuity sales were $2,007,000,000 compared to total returns of policyholder account balances of $223,000,000. For the three months ended March 31, 2002, our net cash receipts from new annuity sales were $421,000,000 compared to total returns of policyholder account balances of $66,000,000.

        If further sales of new annuity products were to cease, expected lapses in annuities and other anticipated cash outlays would be fully funded from investment earnings, offset by the applicable surrender charges. In that situation, we would also consider whether to reduce crediting rates to widen our gross spreads. In the unlikely event that the entire block of our annuity reserves were to lapse, we anticipate that applicable surrender charges would offset losses realized upon the sale of our invested assets and would offset, in whole or in part, our unamortized deferred acquisition costs.

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

        At March 31, 2002, 71.6% of our fixed income securities have call features and 4.7% are subject to current redemption. Another 54.9% will become subject to call redemption through December 31, 2002. During the first quarter of 2002, we received $15,000,000 in net redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of credited income on our annuity liability reserves, we have the ability to reduce crediting rates on most of our annuity liabilities to maintain the spread at our targeted level. Approximately 71.2% of our annuity liabilities are subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates of 3 to 4%.

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

PART II    OTHER INFORMATION

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

Date: July 11, 2002	AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
	By:	/s/ DAVID J. NOBLE David J. Noble, President (Authorized Officer)

QuickLinks

EXPLANATORY NOTE
PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2002 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II OTHER INFORMATION
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES