Form 10-Q
period 2002-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2002-07-31
CIK 1039828

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number:    0-25985

American Equity Investment Life Holding Company
(Exact name of registrant as specified in its charter)

Iowa	42-1447959
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Shares of common stock outstanding at July 29, 2002: 14,442,202

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	June 30, 2002	December 31, 2001
Assets
Cash and investments:
Fixed maturity securities:
Available for sale, at market (amortized cost: 2002—$3,686,170; 2001—$3,101,040)	$3,619,298	$2,974,761
Held for investment, at amortized cost (market: 2002—$673,980; 2001—$412,378)	683,424	454,605
Equity securities, at market (cost: 2002—$21,666; 2001—$18,609)	21,347	18,245
Mortgage loans on real estate	182,784	108,181
Derivative instruments	29,492	40,052
Policy loans	304	291
Cash and cash equivalents	146,369	184,130

Total cash and investments	4,683,018	3,780,265
Receivable from other insurance companies	16	83
Premiums due and uncollected	1,428	1,386
Accrued investment income	30,397	22,100
Receivables from related parties	25,701	29,978
Property, furniture, and equipment, less allowances for depreciation of $3,591 in 2002 and $3,150 in 2001	1,602	1,622
Value of insurance in force acquired	363	415
Deferred policy acquisition costs	540,221	492,757
Intangibles, less accumulated amortization of $1,047 in 2002 and $987 in 2001	2,088	2,148
Deferred income tax asset	43,725	51,244
Federal income taxes recoverable	—	4,224
Other assets	1,182	2,365
Assets held in separate account	3,937	3,858

Total assets	$5,333,678	$4,392,445

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$30,171	$25,490
Annuity and single premium universal life products	4,734,091	3,968,455
Other policy funds and contract claims	29,857	22,046
Amounts due to related party under General Agency Commission and Servicing Agreement	37,668	46,607
Other amounts due to related parties	9,640	22,990
Notes payable	40,000	46,667
Amounts due to reinsurer	12,954	14,318
Amounts due on securities purchased	238,957	66,504
Federal income taxes payable	2,115	—
Other liabilities	29,443	32,788
Liabilities related to separate account	3,937	3,858

Total liabilities	5,168,833	4,249,723
Minority interests in subsidiaries:
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts
Stockholders' equity:	100,225	100,155
Series Preferred Stock, par value $1 per share, 2,000,000 shares authorized; 625,000 shares of 1998 Series A Participating Preferred Stock issued and outstanding	625	625
Common Stock, par value $1 per share, 75,000,000 shares authorized; issued and outstanding: 2002—14,442,202 shares; 2001—14,516,974 shares	14,442	14,517
Additional paid-in capital	56,877	57,452
Accumulated other comprehensive loss	(18,337)	(33,531)
Retained earnings	11,013	3,504

Total stockholders' equity	64,620	42,567

Total liabilities and stockholders' equity	$5,333,678	$4,392,445

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Traditional life and accident and health insurance premiums	$4,383	$3,333	$7,320	$6,615
Annuity and single premium universal life product charges	3,459	3,185	6,476	5,847
Net investment income	76,592	50,725	144,178	92,355
Realized gains (losses) on sales of investments	569	583	(518)	739
Change in fair value of derivatives	(34,314)	(4,934)	(43,986)	(30,782)

Total revenues	50,689	52,892	113,470	74,774
Benefits and expenses:
Insurance policy benefits and change in future policy benefits	2,703	2,395	5,024	4,592
Interest credited to account balances	42,801	21,667	79,023	35,515
Change in fair value of embedded derivatives	(22,756)	10,677	(17,411)	6,487
Interest expense on notes payable	539	756	1,096	1,651
Interest expense on General Agency Commission and Servicing Agreement	949	1,479	1,999	3,062
Other interest expense	771	—	888	951
Amortization of deferred policy acquisition costs and value of insurance in force acquired	10,756	5,437	17,942	5,876
Other operating costs and expenses	6,661	3,705	9,914	7,568

Total benefits and expenses	42,424	46,116	98,475	65,702

Income before income taxes, minority interests and cumulative effect of change in accounting principle	8,265	6,776	14,995	9,072
Income tax expense	2,152	1,663	3,762	1,780

Income before minority interests and cumulative effect of change in accounting principle	6,113	5,113	11,233	7,292
Minority interests in subsidiaries:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	(1,862)	(1,862)	(3,724)	(3,724)

Income before cumulative effect of change in accounting principle	4,251	3,251	7,509	3,568
Cumulative effect of change in accounting for derivatives	—	—	—	(799)

Net income	$4,251	$3,251	$7,509	$2,769

Earnings per common share:
Income before cumulative effect of change in accounting principle	$0.26	$0.19	$0.46	$0.22
Cumulative effect of change in accounting for derivatives	—	—		(0.05)

Earnings per common share	$0.26	$0.19	$0.46	$0.17

Earnings per common share—assuming dilution:
Income before cumulative effect of change in accounting principle	$0.23	$0.17	$0.41	$0.19
Cumulative effect of change in accounting for derivatives	—	—		(0.04)

Earnings per common share—assuming dilution	$0.23	$0.17	$0.41	$0.15

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2001	$625	$14,530	$57,577	$(16,876)	$2,796	$58,652
Comprehensive income:
Net income for period	—	—	—	—	2,769	2,769
Change in net unrealized investment gains/losses	—	—	—	9,099	—	9,099

Total comprehensive income						11,868
Issuance of 4,552 shares of common stock	—	5	29	—	—	34

Balance at June 30, 2001	$625	$14,535	$57,606	$(7,777)	$5,565	$70,554

Balance at January 1, 2002	$625	$14,517	$57,452	$(33,531)	$3,504	$42,567
Comprehensive income:
Net income for period	—	—	—	—	7,509	7,509
Change in net unrealized investment gains/losses	—	—	—	15,194	—	15,194

Total comprehensive income						22,703
Net acquisition of 74,772 shares of common stock	—	(75)	(575)	—	—	(650)

Balance at June 30, 2002	$625	$14,442	$56,877	$(18,337)	$11,013	$64,620

        Total comprehensive income for the second quarter of 2002 was $77,550 and was comprised of net income of $4,251 and a decrease in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $73,299.

        Total comprehensive income for the second quarter of 2001 was $5,775 and was comprised of net income of $3,251 and a decrease in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $2,524.

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2002	2001
Operating activities
Net income	$7,509	$2,769
Adjustments to reconcile net income to net cash used in operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	79,023	35,515
Annuity and single premium universal life product charges	(6,476)	(5,847)
Change in fair value of embedded derivatives	(17,411)	6,487
Increase in traditional life insurance and accident and health reserves	4,681	3,077
Policy acquisition costs deferred	(87,870)	(74,244)
Amortization of deferred policy acquisition costs	17,890	5,718
Provision for depreciation and other amortization	553	615
Amortization of discount and premiums on fixed maturity securities	(53,539)	(26,031)
Realized losses (gains) on investments	518	(739)
Change in fair value of derivatives	43,986	30,782
Deferred income taxes	(662)	(4,260)
Reduction of amounts due to related party under General Agency Commission and Servicing Agreement	(8,939)	(8,797)
Changes in other operating assets and liabilities:
Accrued investment income	(8,297)	(7,787)
Receivables from related parties	4,277	7,611
Federal income taxes recoverable/payable	6,339	491
Other policy funds and contract claims	7,811	2,165
Other amounts due to related parties	(3,469)	(4,000)
Other liabilities	(3,345)	17,467
Other	1,248	(2,689)

Net cash used in operating activities	(16,173)	(21,697)
Investing Activities
Sales, maturities, or repayments of investments:
Fixed maturity securities—available for sale	455,737	143,833
Equity securities	1,175	3,403
Derivative instruments	4,626	1,792
Mortgage loans on real estate	1,037	—

	462,575	149,028
Acquisition of investments:
Fixed maturity securities—available for sale	(828,983)	(975,893)
Fixed maturity securities—held for investment	(215,161)	—
Equity securities	(4,229)	(14,334)
Mortgage loans on real estate	(75,640)	(17,625)
Derivative instruments	(47,933)	(41,141)
Policy loans	(13)	(31)

	(1,171,959)	(1,049,024)
Purchases of property, furniture and equipment	(421)	(739)

Net cash used in investing activities	(709,805)	(900,735)
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$841,996	$1,120,697
Return of annuity and single premium universal life policyholder account balances	(145,098)	(102,213)
Decrease in amounts due under repurchase agreements	—	(110,000)
Repayments of notes payable	(6,667)	—
Amounts due to reinsurer	(1,364)	14,875
Net proceeds (payments) from issuance/acquisition of common stock	(650)	34

Net cash provided by financing activities	688,217	923,393

Increase (decrease) in cash and cash equivalents	(37,761)	961
Cash and cash equivalents at beginning of period	184,130	175,724

Cash and cash equivalents at end of period	$146,369	$176,685

Supplemental disclosures of cash flow information
Cash paid (received) during period for:
Interest on notes payable and repurchase agreements	$2,109	$2,506
Income taxes—life subsidiary	(1,915)	5,550
Non-cash financing and investing activities:
Bonus interest deferred as policy acquisition costs	13,560	8,993

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements of American Equity Investment Life Holding Company (the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited financial statements. Operating results for the three-month and six-month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to our consolidated financial statements and notes for the year ended December 31, 2001 included in our annual report on Form 10-K.

2.    Accounting Changes

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and other Intangible Assets. Under the new Statements, goodwill and intangibles with indefinite lives will no longer be amortized but will be subject to impairment tests at least on an annual basis. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Value of insurance in force acquired will continue to be amortized over the expected future gross profits of the acquired block of business. The adoption of these Statements on January 1, 2002 did not have a material impact to the Company. The Company's intangible assets at June 30, 2002 consist of deferred debt and trust preferred security costs of $1,755,000 and other intangible assets not subject to amortization of $333,000 related to insurance licences acquired in connection with the purchase of an inactive life insurance company in 1996.

3.    Short-Term Bond Transaction

        During the second quarter of 2002, the Company entered into a transaction relating to the short-sale of $150,000,000 of U.S. Treasury Securities. The transaction was intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. As a result of this transaction, the Company recorded short-term capital gains of $2,406,000, interest income of $372,000 and interest expense of $3,191,000 during the second quarter. The net effect of $413,000 is included in the consolidated statement of income as other interest expense. The Company has an obligation to repurchase, on or before November 14, 2002, $150,000,000 of U.S. Treasury Securities that had a market value of $155,532,000 at June 30, 2002. The Company has placed the proceeds of $157,279,000 from the short sale into an interest-bearing collateral account to provide for the repurchase. At June 30, 2002, the net obligation on this transaction was $415,000, which included net accrued interest payable of $2,162,000. This net obligation is included in other liabilities.

4.    General Agency Commission and Servicing Agreement

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

        During the six months ended June 30, 2002 and 2001, the Company paid renewal commissions to the Service Company of $10,938,000 and $11,859,000, respectively, which were used to reduce the amount due under the General Agency Commission and Servicing Agreement, and amounts attributable to imputed interest.

        During 1999, the Company agreed to loan to the Service Company up to $50,000,000 pursuant to a promissory note bearing interest at the "reference rate" of the financial institution which is the Company's principal lender. The Company advanced $27,000,000 and $18,175,000 to the Service Company during the years ended December 31, 2000 and 1999, respectively. Principal and interest are payable quarterly over five years from the date of the advance. At June 30, 2002 and December 31, 2001, amounts receivable from the Service Company totaled $24,946,000 and $29,139,000, respectively.

5.    Reclassifications

        Certain amounts in the unaudited consolidated financial statements for the period ended June 30, 2001 have been reclassified to conform to the financial statement presentation for June 30, 2002 and December 31, 2001.

6.    Earnings Per Share

        The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Dollars in thousands, except per share data)
Numerator:
Income before cumulative effect of change in accounting principle	$4,251	$3,251	$7,509	$3,568
Cumulative effect of change in accounting for derivative instruments	—	—	—	(799)

Net income	$4,251	$3,251	$7,509	$2,769

Denominator:
Weighted average shares outstanding	14,523,636	14,534,745	14,518,555	14,533,302
Participating preferred stock	1,875,000	1,875,000	1,875,000	1,875,000

Denominator for earnings per common shares	16,398,636	16,409,745	16,393,555	16,408,302
Effect of dilutive securities:
Warrants	5,450	20,004	9,266	20,004
Stock options and management subscription rights	826,182	1,681,049	826,182	1,681,452
Deferred compensation agreements	1,088,354	753,364	1,088,354	753,364

Denominator for earnings per common share—assuming dilution	18,318,622	18,864,162	18,317,357	18,863,122
Earnings per common share (as previously reported):
Income before cumulative effect of change in accounting principle	N/A	N/A	N/A	$0.25
Cumulative effect of change in accounting for derivatives	N/A	N/A	N/A	(0.06)

Earnings per common share (as previously reported)	N/A	N/A	N/A	$0.19

Earnings per common share (as restated):
Income before cumulative effect of change in accounting principle	$0.26	$0.19	$0.46	$0.22
Cumulative effect of change in accounting for derivatives	—	—	—	(0.05)

Earnings per common share (as restated)	$0.26	$0.19	$0.46	$0.17

Earnings per common share—assuming dilution:
Income before cumulative effect of change in accounting principle	$0.23	$0.17	$0.41	$0.19
Cumulative effect of change in accounting for derivatives	—	—	—	(0.04)

Earnings per common share—assuming dilution	$0.23	$0.17	$0.41	$0.15

        Earnings per common share for the six months ended June 30, 2001 have been restated above on a comparable basis for the adoption of the FASB's Emerging Issues Task Force ("EITF") Issue No. D-95, "Effect of Participating Convertible Securities on Computation of Basic Earnings Per Share." EITF D-95 requires the inclusion of the Company's 1998 Series A Participating Preferred Stock, which converts into shares of the Company's common stock on December 31, 2003, in the calculation of earnings per common share. Earnings per share for the three months ended June 30, 2001 were previously restated as part of the Company's 2001 Form 10-K filing.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis reviews our consolidated financial position at June 30, 2002, and the consolidated results of operations for the periods ended June 30, 2002 and 2001, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Results of Operations

Three and Six Months Ended June 30, 2002 and 2001

        Our business has continued to grow rapidly, with reserves for annuities and single premium universal life policies increasing from $3,968,455,000 at December 31, 2001 to $4,734,091,000 at June 30, 2002. Deposits from sales of annuities and single premium universal life policies during the six months ended June 30, 2002, before reinsurance ceded, increased 13% to $1,266,465,000 compared to $1,120,697,000 for the same period in 2001. Deposits for the six months ended June 30, 2002 were reduced by $424,469,000 for amounts ceded to an affiliate insurance company as part of a coinsurance agreement as described in Note 5 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K. The continued strong production is a direct result of the growth in our agency force which increased from 22,000 agents at December 31, 2000 to 34,000 agents at December 31, 2001 and 40,000 agents at June 30, 2002.

        Our net income increased 31% to $4,251,000 for the second quarter of 2002, and 110% to $7,509,000 for the six months ended June 30, 2002, compared to income before cumulative effect of change in accounting principle of $3,251,000 and $3,568,000 for the same periods in 2001. These increases are primarily attributable to an increase in net investment income due to the growth in our invested assets from sales of annuities.

        Traditional life and accident and health insurance premiums increased 32% to $4,383,000 for the second quarter of 2002, and 11% to $7,320,000 for the six months ended June 30, 2002 compared to $3,333,000 and $6,615,000 for the same periods in 2001. These changes are principally attributable to corresponding changes in direct sales of life products.

        Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) increased 9% to $3,459,000 for the second quarter of 2002, and 11% to $6,476,000 for the six months ended June 30, 2002 compared to $3,185,000 and $5,847,000 for the same periods in 2001. These increases are principally attributable to the growth in our annuity business and correspondingly, an increase in annuity policy withdrawals subject to surrender charges. Withdrawals from annuity and single premium universal life policies were $145,098,000 for the six months ended June 30, 2002 compared to $102,213,000 for the same period in 2001.

        Net investment income increased 51% to $76,592,000 in the second quarter of 2002, and 56% to $144,178,000 for the six months ended June 30, 2002 compared to $50,725,000 and $92,355,000 for the same periods in 2001. Invested assets (amortized cost basis) increased 42% to $4,574,348,000 at June 30, 2002 compared to $3,205,734,000 at June 30, 2001, while the effective yield earned on invested assets (excluding cash and cash equivalents) was 7.11% for the six months ended June 30, 2002 compared to 7.46% for the same period in 2001.

        Realized gains (losses) on the sale of investments consisted of net realized gains of $569,000 in the second quarter of 2002 compared to net realized gains of $583,000 for the same period in 2001. For the six months ended June 30, 2002, the Company had realized losses of $518,000 compared to realized gains of $739,000 for the same period in 2001. In the first six months of 2002, net realized losses of $518,000 included: (i) net realized gains of $1,482,000 on the sale of certain corporate fixed maturity and equity securities and (ii) the write down of $2,000,000 in the fair value of a security in recognition of an "other than temporary" impairment.

        Change in fair value of derivatives that we hold to fund the annual index credits on our equity index annuities was $(34,314,000) in the second quarter of 2002, and $(43,986,000) for the six months ended June 30, 2002 compared to $(4,934,000) and $(30,782,000) for the same periods in 2001. The difference between the change in fair value of derivatives between the periods is primarily due to the downward performance of the indexes during these periods upon which our call options are based. We mark to fair value the purchased call options we use to fund the annual index credits on our equity index annuities, and include changes in such fair value as a component of our revenues. See Critical Accounting Policies—Derivative Instruments—Equity Index Products found in the Annual Report on Form 10-K.

        Traditional life and accident and health insurance benefits increased 13% to $2,703,000 in the second quarter of 2002, and 9% to $5,024,000 for the six months ended June 30, 2002 compared to $2,395,000 and $4,592,000 for the same periods in 2001. These increases are principally attributable to an increase in death benefits and surrenders.

        Interest credited to annuity policyholder account balances increased 98% to $42,801,000 in the second quarter of 2002, and 123% to $79,023,000 for the six months ended June 30, 2002 compared to $21,667,000 and $35,515,000 for the same periods in 2001. These increases are principally attributable to the increase in annuity liabilities.

        The amounts are also impacted by changes in the weighted average crediting rates for our annuity liabilities, which are summarized as follows:

	Fixed Rate (without bonuses)	Fixed Rate (with bonuses)	Equity Index Credits	Equity Index Option Costs
June 30, 2002	5.37%	5.75%	2.94%	3.99%
June 30, 2001	5.65%	6.19%	1.39%	4.87%

        The above crediting rates on our fixed rate annuities includes both multi-year rate guaranteed and annually adjustable rate products. Such rates are disclosed with and without the impact of first-year bonuses paid to policyholders. Generally such bonuses are deducted from the commissions paid to sales agents on such products and deferred as policy acquisition costs. With respect to our equity index annuities, the weighted average option costs represent the expenses we incur to fund the annual index credits on the equity index business. Gains realized on such options are recorded as part of the change in fair value of derivatives and are also reflected as an expense in interest credited to annuity policyholder account balances.

        Change in fair value of embedded derivatives was $(22,756,000) in the second quarter of 2002 and $(17,411,000) for the six months ended June 30, 2002 compared to $10,677,000 and $6,487,000 for the same periods in 2001. The difference between the change in fair value of embedded derivatives between the periods is primarily due to the downward performance of the indexes during these periods upon which the liabilities are based. We mark to fair value our equity index annuity reserves, and include changes in such fair value as a component of our expenses. The annual crediting liabilities on our equity index annuities are treated as a "series of embedded derivatives" over the life of the applicable contracts. We estimate the fair value of these future liabilities by projecting the cost of the annual options we will purchase in the future to fund the index credits. See Note 1 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K.

        Interest expense on notes payable decreased 29% to $539,000 for the second quarter of 2002, and 34% to $1,096,000 for the six months ended June 30, 2002 compared to $756,000 and $1,651,000 for the same periods in 2001. These decreases are attributable to a decrease in the average cost of funds borrowed and a decrease in the amounts of notes payable due.

        Interest expense on General Agency Commission and Servicing Agreement decreased 36% to $949,000 for the second quarter of 2002, and 35% to $1,999,000 for the six months ended June 30, 2002 compared to $1,479,000 and $3,062,000 for the same periods in 2001. These decreases are principally attributable to a decrease in the amounts due under General Agency Commission and Servicing Agreement. See Note 8 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K.

        Other interest expense totaled $771,000 for the second quarter of 2002, and $888,000 for the six months ended June 30, 2002 compared to $0 and $951,000 for the same periods in 2001. These amounts primarily consist of interest on amounts due under repurchase agreements and net interest expense on a short-bond transaction. We entered into a short sale of $150,000,000 of U.S. Treasury Securities during the second quarter of 2002 and have recorded net interest expense of $413,000 related to this transaction. See Note 3 of the Notes to Consolidated Financial Statements found in this Form 10-Q. Interest expense on amounts due under repurchase agreements decreased from $951,000 to $251,000 during the six months ended June 30, 2002 compared to the same period in 2001. This decrease is principally attributable to a decrease in the average balances outstanding. There was no interest expense on amounts due under repurchase agreements in the second quarter of 2001 as there were no borrowings under repurchase agreements during the second quarter of 2001.

        Amortization of deferred policy acquisition costs and value of insurance in force acquired increased 98% to $10,756,000 in the second quarter of 2002, and 205% to $17,942,000 for the six months ended June 30, 2002 compared to $5,437,000 and $5,876,000 for the same periods in 2001. These increases are primarily due to the (i) growth in our annuity business as discussed above; and (ii) the introduction of multi-year rate guaranteed products with shorter expected lives. See Note 1 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K.

        Other operating costs and expenses increased 80% to $6,661,000 in the second quarter of 2002, and 31% to $9,914,000 for the six months ended June 30, 2002 compared to $3,705,000 and $7,568,000 for the same periods in 2001. These increases are principally attributable to increases in salary expense, related benefits, professional fees and certain marketing expenses.

        Income tax expense increased 29% to $2,152,000 in the second quarter of 2002, and 111% to $3,762,000 for the six months ended June 30, 2002 compared to $1,663,000 and $1,780,000 for the same periods in 2001. These increases are principally due to an increase in pretax income. The effective income tax rate for the 2002 periods is less than the applicable statutory federal income tax rate of 35% because of (i) tax benefits for earnings attributable to redeemable preferred securities of subsidiary trusts and (ii) state income tax benefits on the parent company's non-life loss (life insurance subsidiary taxable income is taxed at the 35% federal income tax rate and not generally subject to state income taxes).

Financial Condition

Investments

        Cash and investments increased 24% to $4,683,018,000 at June 30, 2002 compared to $3,780,265,000 at December 31, 2001as a result of the growth in our annuity business discussed above offset by a decrease in the fair value of our available-for-sale fixed maturity and equity securities. At June 30, 2002, the fair value of our available-for-sale fixed maturity and equity securities was $67,191,000 less than the amortized cost of those investments, compared to $126,643,000 at December 31, 2001. At June 30, 2002, the amortized cost of our fixed maturity securities held for investment exceeded the market value by $9,444,000, compared to $42,227,000 at December 31, 2001. The decrease in the net unrealized investment losses at June 30, 2002 compared to December 31, 2001 is related to a decrease of approximately 27 basis points in market interest rates. Such unrealized losses are recognized in the accumulated other comprehensive loss component of stockholders' equity, net of related changes in the amortization patterns of deferred policy acquisition costs and deferred income taxes. The resulting deferred tax asset has been reviewed by management and no related valuation allowance was considered necessary at June 30, 2002. However, if management were to determine that an allowance was required in subsequent 2002 quarters, such amounts would increase the accumulated other comprehensive loss component of stockholders' equity.

        Our investment portfolio is summarized in the tables below:

	June 30, 2002		December 31, 2001
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturities:
United States Government and agencies	$2,993,924	63.9%	$2,087,484	55.2%
State, municipal, and other governments	5,423	0.1%	5,099	0.1%
Public utilities	41,177	0.9%	38,472	1.0%
Corporate securities	478,971	10.2%	473,556	12.5%
Redeemable preferred stocks	92,733	2.0%	92,649	2.5%
Mortgage and asset-backed securities
Government	498,412	10.6%	528,325	14.0%
Non-Government	192,082	4.1%	203,781	5.4%

Total fixed maturities	4,302,722	91.8%	3,429,366	90.7%
Equity securities	21,347	0.5%	18,245	0.5%
Mortgage loans	182,784	3.9%	108,181	2.9%
Derivative instruments	29,492	0.6%	40,052	1.1%
Policy loans	304	0.0%	291	0.0%
Cash and cash equivalents	146,369	3.2%	184,130	4.8%

Total cash and investments	$4,683,018	100.0%	$3,780,265	100.0%

        At June 30, 2002 and December 31, 2001, the amortized cost and estimated fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	June 20, 2002
	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government and agencies	$1,081,199	$(12,845)	$1,068,354
State, municipal and other governments	5,424	(1)	5,423
Public utilities	21,209	(1,539)	19,670
Corporate securities	239,268	(26,734)	212,534
Redeemable preferred stocks	1,500	(98)	1,402
Mortgage and asset-backed securities:
Government	471,647	(24,492)	447,155
Non-government	136,222	(19,403)	116,819

	$1,956,469	$(85,112)	$1,871,357

Held for investment:
United States Government and agencies	$508,620	$(14,838)	$493,782

	$508,620	$(14,838)	$493,782

Equity securities:
Non-redeemable preferred stocks	$6,850	$(130)	$6,720
Common stocks	2,550	(273)	2,277

	$9,400	$(403)	$8,997

	December 31, 2001
	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government and agencies	$1,334,060	$(64,631)	$1,269,429
State, municipal and other governments	5,234	(135)	5,099
Public utilities	29,364	(1,368)	27,996
Corporate securities	320,703	(27,228)	293,475
Redeemable preferred stocks	3,528	(188)	3,340
Mortgage and asset-backed securities:
Government	493,295	(23,854)	469,441
Non-government	168,321	(21,366)	146,955

	$2,354,505	$(138,770)	$2,215,735

Held for investment:
United States Government and agencies	$379,011	$(45,210)	$333,801

	$379,011	$(45,210)	$333,801

Equity securities:
Non-redeemable preferred stocks	$6,850	$(130)	$6,720
Common stocks	2,992	(252)	2,740

	$9,842	$(382)	$9,460

        The amortized cost and estimated fair value of fixed maturity securities at June 30, 2002 and December 31, 2001, by contractual maturity, that were in an unrealized loss position are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	June 30, 2002
	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one year through five years	$9,800	$7,910	$—	$—
Due after five years through ten years	42,234	36,020	—	—
Due after ten years through twenty years	188,286	180,401	—	—
Due after twenty years	1,108,280	1,083,052	508,620	493,782

	1,348,600	1,307,383	508,620	493,782
Mortgage-backed and asset-backed securities	607,869	563,974	—	—

	$1,956,469	$1,871,357	$508,620	$493,782

	December 31, 2001
	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one year through five years	$4,718	$4,554	$—	$—
Due after five years through ten years	69,715	66,307	—	—
Due after ten years through twenty years	377,480	351,674	—	—
Due after twenty years	1,240,976	1,176,804	379,011	333,801

	1,692,889	1,599,339	379,011	333,801
Mortgage-backed and asset-backed securities	661,616	616,396	—	—

	$2,354,505	$2,215,735	$379,011	$333,801

        The table below presents our fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations.

		June 30, 2002
NAIC	Rating Agency	Carrying	Percent
		(Dollars in thousands)
1	Aaa/Aa/A	$3,900,573	90.7%
2	Baa	332,888	7.7%
3	Ba	53,324	1.2%
4	B	15,937	0.4%
5	Caa and lower	—	—
6	In or near default	—	—

	Total fixed maturities	$4,302,722	100.0%

        Approximately 75% and 69% of our total invested assets were in United States Government and agency fixed maturity securities including government guaranteed mortgage-backed securities at June 30, 2002 and December 31, 2001, respectively. Corporate securities represented approximately

10% and 13% at June 30, 2002 and December 31, 2001 of our total invested assets, respectively. There are no other significant concentrations in the portfolio by type of security or by industry.

        At June 30, 2002 and December 31, 2001, the fair value of investments we owned that were non-investment grade or non rated was $72,583,000 and $52,522,000, respectively. The unrealized losses on investments we owned that were non-investment grade or not rated at June 30, 2002 and December 31, 2001, was $19,804,000 and $7,156,000, respectively.

        At June 30, 2002 and December 31, 2001, we identified certain invested assets which have characteristics (i.e significant unrealized losses compared to book value and industry trends) creating uncertainty as to our future assessment of other than temporary impairments which are listed below by length of time these invested assets have been in an unrealized loss position. We have excluded from this list securities with unrealized losses which are related to market movements in interest rates.

	June 30, 2002
	Amortized Cost	Unrealized Losses	Fair Value
	(Dollars in thousands)
3 months or less	$—	$—	$—
Greater than 3 months to 6 months	9,843	(4,243)	5,600
Greater than 6 months to 9 months	5,026	(1,170)	3,856
Greater than 9 months to 12 months	16,186	(2,986)	13,200
Greater than 12 months	42,083	(13,198)	28,885

	$73,138	$(21,597)	$51,541

	December 31, 2001
	Amortized Cost	Unrealized Losses	Fair Value
	(Dollars in thousands)
3 months or less	$8,361	$(1,075)	$7,286
Greater than 3 months to 6 months	24,968	(5,418)	19,550
Greater than 6 months to 9 months	9,547	(1,155)	8,392
Greater than 9 months to 12 months	26,664	(7,849)	18,815
Greater than 12 months	—	—	—

	$69,540	$(15,497)	$54,043

        We have reviewed these investments and concluded that there was no other than temporary impairment on these investments at June 30, 2002 and December 31, 2001. The factors that we considered in making this determination included the financial condition and near-term prospects of the issuer, whether the issuer is current on all payments and all contractual payments have been made, our intent and ability to hold the investment to allow for any anticipated recovery and the length of time and extent to which the fair value has been less than cost.

        During 2001, we began a commercial mortgage loan program. At June 30, 2002, we held $182,784,000 of mortgage loans compared to $108,181,000 at December 31, 2001. These mortgage loans are diversified as to property type, location, and loan size, and are collateralized by the related properties. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. At June 30, 2002, the commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	June 30, 2002
	Carrying	Percent
	(Dollars in thousands)
Geographic distribution
East North Central	$25,746	14.1%
East South Central	15,913	8.7%
Middle Atlantic	24,019	13.1%
New England	8,044	4.4%
South Atlantic	65,683	35.9%
Mountain	7,644	4.2%
Pacific	3,992	2.2%
West North Central	31,743	17.4%

Total	$182,784	100.0%

	June 30, 2002
	Carrying	Percent
	(Dollars in thousands)
Property type distribution
Office	$72,463	39.6%
Retail	47,940	26.2%
Industrial	43,157	23.6%
Hotel	13,037	7.1%
Apartments	974	0.5%
Mixed use/other	5,213	3.0%

Total	$182,784	100.0%

Liquidity

        We did not issue any debt securities during the first six months of 2002, although certain restrictive covenants of our credit agreement related to the Company's notes payable have been amended during 2002. For information related to the Company's notes payable and requirements under the related credit agreement, see Note 7 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K.

        The statutory capital and surplus of our life insurance subsidiaries at June 30, 2002 was $174,359,000. The life insurance subsidiaries made surplus note interest payments to us of $1,480,000 during the six months ended June 30, 2002. For the remainder of 2002, up to $17,800,000 can be distributed by the life insurance subsidiaries as dividends without prior regulatory approval. Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. Our life insurance subsidiaries have $5,551,000 of earned surplus at June 30, 2002.

        The transfer of funds by our life insurance subsidiary, American Equity Investment Life Insurance Company ("American Equity Life"), is also restricted by certain covenants in our bank credit facility, which, among other things, requires American Equity Life to maintain statutory capital and surplus (including asset valuation and interest maintenance reserves) equal to a minimum of $140,000,000 plus 25% of statutory net income and 75% of the capital contributions to life insurance subsidiary for periods subsequent to December 31, 2000. Under the most restrictive of these limitations, approximately $8,393,000 of our earned surplus at June 30, 2002 would be available for distribution by American Equity Life to the parent company in the form of dividends or other distributions.

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

        A major component of our interest rate risk management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities. We use computer models to simulate cash flows expected from our existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from our assets to meet the expected cash requirements of our liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. (The "duration" of a security is the time weighted present value of the security's expected cash flows and is used to measure a security's sensitivity to changes in interest rates.) When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in value of assets should be largely offset by a change in the value of liabilities. At June 30, 2002, the effective duration of our cash and invested assets backing our insurance liabilities was approximately 7.78 years and the estimated duration of our insurance liabilities was approximately 6.84 years.

        If interest rates were to increase 10% from levels at June 30, 2002, we estimate that the fair value of our fixed maturity securities, net of corresponding changes in the values of deferred policy acquisition costs and insurance in force acquired would decrease by approximately $197,871,000. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change.

Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

        At June 30, 2002, 71.2% of our fixed income securities have call features and 28.1% are subject to current redemption. Another 28.3% will become subject to call redemption through December 31, 2002. During the six months ended June 30, 2002, we received $138,000,000 in net redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of credited income on our annuity liability reserves, we have the ability to reduce crediting rates on most of our annuity liabilities to maintain the spread at our targeted level. Approximately 73% of our annuity liabilities are subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates of 3% to 4%.

        With respect to our equity index business, we purchase call options on the applicable equity indexes to fund the annual index credits on such annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Our risk associated with the current options we hold is limited to the cost of such options. Market value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for equity-indexed products. For the six months ended June 30, 2002, we realized gains of $4,626,000 on our equity index options, and we credited $4,495,000 to policy holders. On the respective anniversary dates of the equity index policies, we purchase new one-year call options to fund the next annual index credits. The risk associated with these prospective purchases is the uncertainty of the cost, which will determine whether we are able to earn our spread on our equity index business. This is a risk we manage through the terms of our equity index annuities, which permit us to change annual participation rates, asset fees, and/or caps, subject to guaranteed minimums. By reducing participation rates, asset fees or caps, we can limit option costs to budgeted amounts except in cases where the minimum guarantees would prevent further reductions. Based upon actuarial testing conducted as a part of the design of our equity index product, we believe the risk that minimum guarantees would prevent us from controlling option costs is negligible.

PART II.    OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

  (c)
  In May 2002, certain shareholders exercised warrants to purchase 34,125 shares of common stock at $4.00 per share, resulting in proceeds of approximately $136,500.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  The Company's annual shareholders' meeting was held on June 6, 2002.

  (b)
  and (c) (i) Election of the following directors to the Company's Board of Directors:

	FOR	AGAINST OR WITHHELD
James M. Gerlach	11,993,002	1,959
Ben T. Morris	11,993,002	1,959
David S. Mulcahy	11,993,002	1,959
    (ii)
    Ratification of the appointment of Ernst & Young, LLP as Independent Auditors for 2002. There were 11,992,893 votes for the ratification; 0 cast against; and 2,068 abstentions.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

        None

  (b)
  No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2002		AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
	By:	/s/ DAVID J. NOBLE David J. Noble, Chief Executive Officer (Principal Executive Officer)
	By:	/s/ WENDY L. CARLSON Wendy L. Carlson, Chief Financial Officer (Principal Financial Officer)
	By:	/s/ TED M. JOHNSON Ted M. Johnson, Vice President—Accounting (Principal Accounting Officer)

QuickLinks

  PART I.—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES