Form 10-Q/A
period 2002-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2002-08-01
CIK 1039828

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

  99.1
  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99.2
  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (b)
  No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2002		AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
	By:	/s/ DAVID J. NOBLE David J. Noble, Chief Executive Officer (Principal Executive Officer)
	By:	/s/ WENDY L. CARLSON Wendy L. Carlson, Chief Financial Officer (Principal Financial Officer)
	By:	/s/ TED M. JOHNSON Ted M. Johnson, Vice President—Accounting (Principal Accounting Officer)

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