Form 10-K
period 2002-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2003-03-28
CIK 1039828

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number : 0-25985

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: No public market exists nor has active trading occurred.

        Shares of common stock outstanding as of February 28, 2003: 14,438,452

        Documents incorporated by reference: Portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held June 5, 2003 are incorporated by reference into Part III of this report.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this From 10-K. ☐

Part I

ITEM 1.    BUSINESS

General

        American Equity Investment Life Holding Company (we, us or the Company) was formed on December 15, 1995 to develop, market, issue and administer annuities and life insurance through our insurance subsidiaries. We are a full service underwriter of a broad array of annuity and insurance products. Our business consists primarily of the sale of fixed rate and equity index annuities, which constitutes one business segment. Our business strategy is to focus on our annuity business and earn predicable returns by managing investment spreads and investment risk.

        On June 5, 2001, we formed a New York domiciled insurance company named American Equity Investment Life Insurance Company of New York. We have licensing authority to sell insurance and annuities in 46 states and the District of Columbia.

Annuity Market Overview

        Our target market includes the group of individuals ages 45-75 who are seeking to accumulate tax-deferred savings. We believe that significant growth opportunities exist for annuity products because of favorable demographic and economic trends. According to the U.S. Census Bureau, there were 35 million Americans age 65 and older in 2000, representing 12% of the U.S. population. By 2030, this sector of the population is expected to increase to 22% of the total population. Our products are particularly attractive to this group as a result of the guarantee of principal, competitive rates of credited interest, tax-deferred growth and alternative payout options.

        According to the Life Insurance Marketing and Research Association, sales of individual annuities were $185.3 billion in 2001 and $190.5 billion in 2000. In 2001 (last year in which actual data is available), fixed annuity sales, which include equity index and fixed rate annuities, increased 41% to $74.3 billion from $52.7 billion in 2000. Sales of equity index annuities grew to $6.8 billion in 2001, an increase of 24% from $5.5 billion in 2000. Further, from 1997 through 2001, equity index annuities sales have grown from $3 billion in 1997 to $6.8 billion in 2001. We believe equity index annuities, which have a crediting rate linked to the change in various indices, appeal to purchasers interested in participating in gains linked to equity markets without the risk of loss of principal. Our wide range of fixed rate annuity products has enabled us to enjoy favorable growth during volatile equity and bond markets.

Products

        We market equity index annuities, fixed rate annuities, a variable annuity, and life insurance. Premiums and deposits (after cancellations and net of reinsurance) collected in 2002, 2001, and 2000, by product category, were as follows:

	Year ended December 31,
Product Type	2002	2001	2000
	(Dollars in thousands, net of reinsurance)
Equity Index Annuities:
Index Strategies	$523,224	$431,571	$596,863
Fixed Strategy	370,496	156,553	37,030

Total Equity Index Annuities	893,720	588,124	633,893
Fixed Rate Annuities	380,772	279,598	203,276
Multi-Year Rate Guaranteed Annuities	322,856	1,139,160	6,171
Life Insurance	12,958	12,349	10,169
Accident and Health	706	792	865
Variable Annuities	83	15	3,895

	$1,611,095	$2,020,038	$858,269

        Premiums and deposits (after cancellations and before reinsurance) collected in 2002, 2001, and 2000, by product category, were as follows:

	Year ended December 31,
Product Type	2002	2001	2000
	(Dollars in thousands, before reinsurance)
Equity Index Annuities
Index Strategies	$867,880	$656,731	$596,863
Fixed Strategy	614,549	237,824	37,030

Total Equity Index Annuities	1,482,429	894,555	633,893
Fixed Rate Annuities	629,945	391,470	203,276
Multi-Year Rate Guaranteed Annuities	322,856	1,139,160	6,171
Life Insurance	12,958	12,349	10,169
Accident and Health	706	792	865
Variable Annuities	83	15	3,895

	$2,448,977	$2,438,341	$858,269

        Fixed Rate Annuities.    Fixed rate annuities include single premium deferred annuities ("SPDAs"), flexible premium deferred annuities ("FPDAs") and single premium immediate annuities ("SPIAs"). A SPDA generally involves the tax-deferred accumulation of interest on a single premium paid by the policyholder. After a number of years, as specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, or for a combination of these payment options. We introduced two new types of SPDAs in December 2000, under which the annual crediting rate is guaranteed for either a three-year or a five-year period. We suspended the sales of these three-year and five-year SPDAs in November of 2002. FPDAs are similar to SPDAs, except that the FPDA allows additional deposits in varying amounts by the policyholder without a new application.

        Our SPDAs and FPDAs (excluding the multi-year rate guaranteed products) generally have an interest rate (the "crediting rate") that is guaranteed by us for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. The guaranteed rate on our non-multi-year rate guaranteed policies in force and new issues ranges from 3% to 4%. The guaranteed rate on our multi-year rate guaranteed policies in force ranges from 3.05% to 6.5% for the three-year rate guarantee product and 3.25% to 7.0% for the five-year rate guarantee product. The initial crediting rate is largely a function of the interest rate we can earn on invested assets acquired with new annuity deposits and the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender assumptions, competitive industry pricing and crediting rate history for particular groups of annuity policies with similar characteristics.

        Approximately 70.2% and 21.9% of our fixed rate annuity sales in 2002 and 2001, respectively, were "bonus" products. The initial crediting rate on these products specifies a bonus crediting rate ranging from 1% to 7% of the annuity deposit. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established. Generally, there is a compensating adjustment in the commission paid to the agent to offset the first year interest bonus. In all situations, we obtain an acknowledgment from the policyholder, upon policy issuance, that a specified portion of the first year interest will not be paid in renewal years. As of December 31, 2002, crediting rates on our outstanding SPDAs and FPDAs generally ranged from 3.05% to 7.0% excluding interest bonuses guaranteed for the first year. The average crediting rate on SPDAs and FPDAs including interest bonuses at December 31, 2002 was 5.65%, and the average crediting rate on those products excluding bonuses was 4.99%.

        The policyholder is typically permitted to withdraw all or a part of the premium paid, plus accrued interest credited to the account (the "accumulation value"), subject to the assessment of a surrender charge for withdrawals in excess of specified limits. Most of our SPDAs and FPDAs provide for penalty-free withdrawals of up to 10% of the accumulation value each year after the first year, subject to limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period which generally ranges from three to fifteen years after the date the policy is issued. This surrender charge is initially 9% to 25% of the accumulation value and generally decreases by approximately one to two percentage points per year during the surrender charge period. At December 31, 2002, approximately 99.9% of our annuity liabilities were subject to penalty upon surrender, with a weighted average remaining surrender charge period of 8.7 years and a weighted average surrender charge rate of 12.21%. Surrender charges are set at levels to protect us from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates. This practice lengthens the effective duration of the policy liabilities and enhances our ability to maintain profitability on such policies.

        Our SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issue. The amounts, frequency, and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 4.93% at December 31, 2002.

        Equity Index Annuities.    Equity index annuities allow purchasers to earn investment returns linked to equity index appreciation without the risk of loss of their principal. Several of these products allow the purchaser to transfer funds once annually among several different income crediting strategies, including one or more index-based strategies, a traditional fixed rate strategy and/or a multi-year rate guaranteed strategy.

        The annuity contract value is equal to the premiums paid as increased for returns which are based upon a percentage (the "participation rate") of the annual appreciation (based in certain situations on monthly averages) in a recognized index or benchmark. The participation rate, which we may reset annually, generally varies among the equity index products from 60% to 100%. Some of the products also have an "asset fee" ranging from 1% to 4%, which is deducted from the interest to be credited. The asset fees may be adjusted annually by us, subject to stated maximums. In addition, some products apply an overall maximum limit (or "cap"), ranging from 9% to 13%, on the amount of annual interest the policyholder may earn in any one contract year, and the applicable cap also may be adjusted annually subject to stated minimums. The minimum guaranteed contract values are equal to 80% to 100% of the premium collected plus interest credited at an annual rate of 3%. We purchase call options on the applicable indices as an investment to provide the income needed to fund the amount of the annual appreciation required to be credited on the equity index products. The setting of the participation rates, asset fees and caps is a function of the interest rate we can earn on the invested assets acquired with annuity fund deposits, cost of call options and features offered on similar products by our competitors. Approximately 30.8% and 26.5% of our equity index annuity sales in 2002 and 2001, respectively, were "premium bonus" products. The initial annuity deposit on these policies is increased at issuance by the specified premium bonus ranging from 3% to 6%. Generally, there is a compensating adjustment in the commission paid to the agent to offset the premium bonus.

        The annuities provide for penalty-free withdrawals of up to 10% of premium or accumulation value (depending on the product) in each year after the first year of the annuity's term. Other withdrawals are subject to a surrender charge ranging initially from 9% to 25% over a surrender period of from five to fifteen years. During the applicable surrender charge period, the surrender charges on some equity index products remain level, while on other equity index products, the surrender charges decline by one to two percentage points per year. After a number of years, as specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, a combination of these payment options, or re-enter into a new contract term.

        Variable Annuities.    Variable annuities differ from equity index and fixed rate annuities in that the policyholder, rather than the insurance company, bears the investment risk and the policyholder's rate of return is dependent upon the performance of the particular investment option selected by the policyholder. Profits on variable annuities are derived from the fees charged to contract owners rather than from the investment spread.

        In December 1997, we entered into a strategic alliance with Farm Bureau Life Insurance Company ("Farm Bureau") for the development, marketing and administration of variable annuity products. This alliance, which consists of the reinsurance and related administrative agreements discussed hereafter, enabled us to introduce variable products into our product line. An affiliate of Farm Bureau provides the administrative support necessary to manage this business, and is paid an administrative fee for those services. We share in 30% of the risks, costs and operating results of these products through the reinsurance arrangement. See the discussion under "Reinsurance" for additional information regarding this arrangement as well as Farm Bureau's beneficial ownership of our common stock.

        Life Insurance.    These products include traditional ordinary and term, universal life and other interest-sensitive life insurance products. We have approximately $2.2 billion of life insurance in force. We acquired this business from American Life and Casualty Insurance Company in 1995. We intend to continue offering a complete line of life insurance products for individual and group markets. Premiums related to this business accounted for 5% and 7% of the revenues in 2002 and 2001, respectively.

Investments

        Investment activities are an integral part of our business, and net investment income is a significant component of our total revenues. Profitability of many of our products is significantly affected by spreads between interest yields on investments and rates credited on annuity liabilities. Although substantially all credited rates on non-multi-year rate guaranteed SPDAs and FPDAs may be changed annually, subject to minimum guarantees, changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. For the year ended December 31, 2002, the average yield, computed on the average amortized cost basis of our investment portfolio, was 6.91%; the weighted average cost of our liabilities at December 31, 2002, excluding interest bonuses guaranteed for the first year of the annuity contract, was 4.63%.

        We manage the equity-based component of our equity index annuities by purchasing call options on the applicable indices to fund the annual index credits on these annuities and by adjusting the participation rates, asset fee rates and other product features to reflect the change in the cost of such options (which varies based on market conditions). All of such options are purchased to fund the index credits on our equity index annuities at their respective anniversary dates, and new options are purchased at each of the anniversary dates to fund the next annual index credits.

        For additional information regarding the composition of our investment portfolio and our interest rate risk management, see Management's Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk, and Note 3 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Marketing

        We market our products through a variable cost brokerage distribution network. We emphasize high quality service to our agents and policyholders along with the payment of commissions to our agents on a daily basis or a twice a week basis. We believe this has been significant in building excellent relationships with our existing agency force.

        We have recruited approximately 41,000 independent agents and agencies through December 31, 2002, ranging in profile from national sales organizations to personal producing general agents. We aggressively recruit new agents and expect to continue to expand our independent agency force. In our recruitment efforts, we emphasize that agents have direct access to our executive officers, giving us an edge in recruiting over larger and foreign-owned competitors. We are currently licensed to sell our products in 46 states and the District of Columbia. We have applied or anticipate applying for licenses to sell our products in the remaining states.

        The insurance brokerage distribution system is comprised of insurance brokers and marketing organizations. We are pursuing a strategy to increase the size of our brokerage distribution network by developing additional relationships with national and regional marketing organizations. These organizations typically recruit agents for us by advertising our products and our commission structure, through direct mail advertising, or through seminars for insurance agents and brokers. These organizations bear most of the cost incurred in marketing our products. We compensate marketing organizations by paying them a percentage of the commissions earned on new annuity policy sales generated by the agents recruited in such organizations. We also conduct other incentive programs for agents from time to time, including equity-based programs for our leading national marketers (See Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this report). We generally do not enter into exclusive arrangements with these marketing organizations.

        One of our national marketing organizations accounted for more than 10% of the annuity deposits and insurance premiums collections during 2002. The states with the largest shares of direct premiums collected in 2002 were: California (14.5%), Texas (11.4%), Florida (9.7%), Illinois (7.1%) and Michigan (5.4%).

Competition and Ratings

        We operate in a highly competitive industry. Most of our competitors are substantially larger and enjoy substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships. Our annuity products compete with equity index, fixed rate and variable annuities sold by other insurance companies and also with mutual fund products, traditional bank investments and other investment and retirement funding alternatives offered by asset managers, banks, and broker-dealers. Our insurance products compete with other insurance companies, financial intermediaries and other institutions based on a number of features, including crediting rates, policy terms and conditions, service provided to distribution channels and policyholders, ratings by rating agencies, reputation and broker compensation.

        The sales agents for our products use the ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's annuity to market. In recent years, the market for annuities has been dominated by those insurers with the highest ratings. American Equity Life has received a financial strength rating of "B++" (Very Good) from A.M. Best Company and "BBB+" from Standard & Poor's. In July, 2002, A.M. Best Company and Standard & Poor's adjusted our financial strength ratings from "A-"(Excellent) to "B++"(Very Good) and "A-" to "BBB+", respectively. The adjustments initially had no impact on sales of new annuity products or in lapses of existing balances. Beginning in November, 2002, our monthly sales volumes began to decline primarily as a result of certain actions by us, including reductions in crediting rates and suspension of new sales of some products. The degree to which ratings adjustments also contributed to this decline is unknown. Our ability to grow sales of new annuities and the level of surrenders of our existing annuity contracts in force during 2003 may be affected by the current ratings and/or our levels of statutory capital and surplus.

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

        A.M. Best Company ratings currently range from "A++" (Superior) to "F" (In Liquidation), and include 16 separate ratings categories. Within these categories, "A++" (Superior) and "A+" (Superior) are the highest, followed by "A" (Excellent) and "A-" (Excellent) then followed by "B++" (Very Good) and "B+" (Very Good). Publications of A.M. Best Company indicate that the "B++" and "B+" ratings are assigned to those companies that, in A.M. Best Company's opinion, have demonstrated very good overall performance when compared to the standards established by A.M. Best Company and have demonstrated a good ability to meet their obligations to policyholders over a long period of time.

        Standard & Poor's insurer financial strength ratings currently range from "AAA" to "NR", and include 21 separate ratings categories. Within these categories, "AAA" and "AA" are the highest, followed by "A" and "BBB". Publications of Standard & Poor's indicate that an insurer rated "BBB" or higher is regarded as having financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments.

        A.M. Best Company and Standard & Poor's review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant. If our ratings were to be adjusted again for any reason, we could experience a material decline in the sales of our products and the persistency of our existing business.

Reinsurance

        Indemnity Reinsurance.    Consistent with the general practice of the life insurance industry, American Equity Life enters into agreements of indemnity reinsurance with other insurance companies in order to reinsure portions of the coverage provided by its life and accident and health insurance products. Indemnity reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to diversify its risks. Indemnity reinsurance does not discharge the original insurer's primary liability to the insured. American Equity Life's reinsured business related to these blocks of business is primarily ceded to two reinsurers. We believe the assuming companies will be able to honor all contractual commitments, based on our periodic review of their financial statements, insurance industry reports and reports filed with state insurance departments.

        As of December 31, 2002, the policy risk retention limit was $0.1 million or less on all life insurance policies issued by us. Reinsurance ceded by us related to our life, accident and health insurance was immaterial and reinsurance that we assumed (through the acquisition of two blocks of existing insurance from American Life and Casualty Insurance Company) represented approximately 6% of net life insurance in force.

        Financial Reinsurance.    Effective January 1, 2001, American Equity Life entered into a transaction treated as reinsurance under statutory accounting practices and as financial reinsurance under accounting principles generally accepted in the

United States ("GAAP") with a subsidiary of Swiss Reinsurance Company ("Swiss Re") which includes a coinsurance segment and a yearly renewable term segment reinsuring a portion of death benefits payable on annuities produced after January 1, 2001 through approximately July 31, 2001. The coinsurance segment provides reinsurance to the extent of 2% of all risks associated with our annuity policies covered by this reinsurance agreement. We received a 2% expense allowance for this segment which is being repaid over a five-year period from the profits emerging from the reinsured block of policies. This segment of the reinsurance agreement provided approximately $20.0 million in statutory surplus benefit during 2001.

        The second segment of the Swiss Re agreement is yearly renewable term reinsurance whereby Swiss Re's subsidiary reinsures risks associated with the death benefits on our annuity products to the extent such benefits exceed the cash surrender values of the applicable contracts. We have received the maximum expense allowance allowable under this agreement of $15 million during 2001, which was equal to 2.25%—3% of the first year premiums on annuities issued after January 1, 2001 through approximately July 31, 2001. This amount is being repaid ratably over a five-year period. The balance due at December 31, 2002 and 2001 was $10.9 million and $14.3 million, respectively. This agreement bears interest at the ninety day London Interbank Offered Rate plus 140 basis points (2.78% at December 31, 2002) and interest incurred was $0.4 million for both the years ended December 31, 2002 and 2001.

        Under the Swiss Re agreement, we are required to meet certain financial ratio requirements. We currently do not meet the risk-based capital and A.M. Best Company rating requirements under the agreement. Discussions with Swiss Re are on going in regards to the issue of a waiver or transfer of the agreement to another reinsurance company. If an agreement cannot be reached we will no longer receive experience refunds under the agreement and an acceleration of the repayment/recapture of the agreement will occur.

        American Equity Life entered into a reinsurance transaction, effective November 1, 2002, with Hannover Life Reassurance Company of America ("Hannover") which is treated as reinsurance under statutory accounting practices and as financial reinsurance under GAAP. This agreement includes a coinsurance segment and a yearly renewable term segment reinsuring a portion of death benefits payable on certain annuities issued from January 1, 2002 to December 31, 2002. The coinsurance segment provides reinsurance to the extent of 6.88% of all risks associated with our annuity policies covered by this reinsurance agreement. This agreement provided approximately $29.8 million in statutory surplus benefit during 2002. Risk charges of $0.2 million were incurred during the year ended December 31, 2002, related to this agreement.

        Coinsurance.    Effective August 1, 2001, American Equity Life entered into a coinsurance agreement with an affiliate of Farm Bureau covering 70% of certain of our non-multi-year rate guarantee fixed annuities and equity index annuities issued from August 1, 2001 through December 31, 2001, and 40% of those contracts for 2002 and 2003. As of December 31, 2002, Farm Bureau beneficially owned 32.47% of our common stock. Total annuity deposits ceded were approximately $837.9 million and $418.3 million for the year ended December 31, 2002 and the period from August 1, 2001 to December 31, 2001, respectively. Expense allowances received were approximately $99.4 million and $51.2 million under this agreement for the year ended December 31, 2002 and the period from August 1, 2001 to December 31, 2001, respectively. The balance due under this agreement to Farm Bureau was $1.5 million at December 31, 2002 and $22.9 million at December 31, 2001, and represents the market value of the call options related to the ceded business held by us to fund the index credits and cash due to or from Farm Bureau related to the transfer of ceded annuity deposits.

        During 1998, American Equity Life also entered into a modified coinsurance agreement to cede 70% of its variable annuity business to an affiliate of Farm Bureau. Under this agreement and related administrative services agreements, we paid Farm Bureau's affiliate $0.2 million for the each of years ended December 31, 2002 and 2001. The modified coinsurance agreement has an initial term of four years and will continue thereafter until termination by written notice at the election of either party. Any such termination will apply to the submission or acceptance of new policies, and business reinsured under the agreement prior to any such termination is not eligible for recapture before the expiration of 10 years.

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

        Our life subsidiaries are subject to periodic examinations by state regulatory authorities. In 2002, the Iowa Insurance Division completed an examination of American Equity Life, as of December 31, 2000. No adjustments to our financial statements were recommended or required as a result of this examination.

        The payment of dividends or the distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary's state of domicile's insurance department. Currently, our life subsidiaries may pay dividends or make other distributions without the prior approval of their state of domicile's insurance department, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) life subsidiary's net gain from operations for the preceding calendar year, or (2) 10% of the life subsidiary's statutory surplus at the preceding December 31. For 2003, up to approximately $25.9 million can be distributed as dividends or surplus note payments by American Equity Life without prior approval of their state of domicile's insurance department. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had approximately $47.4 million of earned surplus at December 31, 2002.

        Most states have also enacted regulations on the activities of insurance holding company systems, including acquisitions, extraordinary dividends, the terms of surplus notes, the terms of affiliate transactions and other related matters. We are registered pursuant to such legislation in Iowa. Recently, a number of state legislatures have considered or have enacted legislative proposals that alter and, in many cases, increase the authority of state agencies to regulate insurance companies and holding company systems.

        Most states, including Iowa and New York where our life subsidiaries are domiciled, have enacted legislation or adopted administrative regulations affecting the acquisition of control of insurance companies as well as transactions between insurance companies and persons controlling them. The nature and extent of such legislation and regulations currently in effect vary from state to state. However, most states require administrative approval of the direct or indirect acquisition of 10% or more of the outstanding voting securities of an insurance company incorporated in the state. The acquisition of 10% of such securities is generally deemed to be the acquisition of "control" for the purpose of the holding company statutes and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition. In many states, the insurance authority may find that "control" in fact does not exist in circumstances in which a person owns or controls more than 10% of the voting securities.

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

        In 1998, the Securities and Exchange Commission ("SEC") requested comments as to whether equity index annuities, such as those sold by us, should be treated as securities under the federal securities laws rather than as insurance products. Treatment of these products as securities would likely require additional registration and licensing of these products and the agents selling them, as well as cause us to seek additional marketing relationships for these products. No action has been taken by the SEC on this issue.

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

        The NAIC's RBC requirements provide for four levels of regulatory attention depending on the ratio of a company's total adjusted capital to its RBC. Adjusted capital is defined as the total of statutory capital, surplus, asset valuation reserve and certain other adjustments. Calculations using the NAIC formula at December 31, 2002, indicate that the ratio of total adjusted capital to RBC for us exceeded the highest level at which regulatory action might be triggered by approximately 1.9 times. We received the approval of the Iowa Insurance Division to exclude from our RBC ratio for the year 2002, the impact of a rule change requiring the inclusion of additional amounts based on the results of certain cash flow testing scenarios in the calculation.

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

Employees

        As of December 31, 2002, we had approximately 190 full-time employees, of which 180 are located in West Des Moines, Iowa, and 10 are located in the Pell City, Alabama office. We have experienced no work stoppages or strikes and consider our relations with our employees to be excellent. None of our employees are represented by a union.

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

        On February 16, 1998, we formed American Equity Capital, Inc., an Iowa corporation, in connection with the introduction of variable products as a part of our product mix. American Equity Capital, Inc. acts as the broker-dealer for the sale of our variable products.

        On July 9, 1999, we formed American Equity Capital Trust I, a Delaware statutory business trust. On October 25, 1999, we formed American Equity Capital Trust II, a Delaware statutory business trust. We formed these trusts in connection with the issuance of two issues of trust preferred securities. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this report.

ITEM 2.    PROPERTIES

        We do not own any real estate. We lease space for our principal offices in West Des Moines, Iowa, pursuant to written leases for approximately 45,000 square feet. The leases expire on June 30, 2006 and have a renewal option for an additional five year term at a rental rate equal to the prevailing fair market rate. We also lease space for our office in Pell City, Alabama, pursuant to a written lease dated January 3, 2000, for approximately 3,380 square feet. This lease expires on December 31, 2004.

ITEM 3.    LEGAL PROCEEDINGS

        We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulatory bodies, such as state insurance departments, the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., the Department of Labor, and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974, as amended and laws governing the activities of broker-dealers.

        Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in a purported class action lawsuit alleging improper sales practices. Our motion for dismissal of this claim was recently granted and class certification was denied. However, the plaintiff may re-file the claim within a specified period of time.

        In addition, we are from time to time, subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows. There can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

Part II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is no established public trading market for our common stock. As of February 28, 2003, we had 294 common shareholders.

        In 2002 and 2001, we paid a cash dividend of $0.01 per share on our common stock and $0.03 on our participating convertible preferred stock. We intend to continue to pay an annual cash dividend on such shares so long as we have sufficient capital and/or future earnings to do so. However, we anticipate retaining most of our future earnings, if any, for use in our operations and the expansion of our business. Any further determination as to dividend policy will be made by our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.

        Our credit agreement contains a restrictive covenant which limits our ability to declare or pay dividends. In addition, since we are a holding company, our ability to pay cash dividends depends in large measure on our subsidiaries' ability to make distributions of cash or property to us. Iowa and New York insurance laws restrict the amount of distributions our life subsidiaries can pay to us without the approval of the Iowa Insurance Division or the New York Insurance Department. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 7 and 11 of the Notes to Consolidated Financial Statements included elsewhere in this report.

        For information regarding unregistered sales of equity securities during 2002, see our Form 10-Qs for the quarters ending March 31, 2002, June 30, 2002, and September 30, 2002.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data as of and for the periods indicated should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this report.

	As of and for the year ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues
Traditional life and accident and health insurance premiums	$13,664	$13,141	$11,034	$10,294	$10,528
Annuity and single premium universal life product charges	15,376	12,520	8,338	3,452	642
Net investment income	308,548	209,086	100,060	66,679	26,357
Realized gains (losses) on sales of investments	(122)	787	(1,411)	(87)	427
Change in fair value of derivatives (a)	(57,753)	(55,158)	(3,406)	(528)	—

Total revenues	279,713	180,376	114,615	79,810	37,954
Benefits and expenses
Insurance policy benefits and change in future policy benefits	9,317	9,762	8,728	7,232	6,085
Interest credited to account balances	177,633	97,923	56,529	41,727	15,838
Change in fair value of embedded derivatives (a)	(5,027)	12,921	—	—	—
Interest expense on notes payable	1,901	2,881	2,339	896	789
Interest expense on General Agency Commission and Servicing Agreement	3,596	5,716	5,958	3,861	1,652
Interest expense on amounts due under repurchase agreements	734	1,123	3,267	3,491	1,529
Other interest expense	1,043	381	—	—	—
Amortization of deferred policy acquisition costs	39,930	23,040	8,574	7,063	2,020
Other operating costs and expenses	21,635	17,176	14,602	12,445	9,037

Total benefits and expenses	250,762	170,923	99,997	76,715	36,950

Income before income taxes, minority interests and cumulative effect of change in accounting principle	28,951	9,453	14,618	3,095	1,004
Income tax expense (benefit)	7,299	333	2,385	(1,370)	760

Income before minority interests and cumulative effect of change in accounting principle	21,652	9,120	12,233	4,465	244
Minority interests in subsidiaries:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	7,445	7,449	7,449	2,022	—

Income before cumulative effect of change in accounting principle	14,207	1,671	4,784	2,443	244
Cumulative effect of change in accounting for derivatives (a)	—	(799)	—	—	—

Net income	$14,207	$872	$4,784	$2,443	$244

Per share data:
Earnings per common share:
Income before cumulative effect of change in accounting principle	$0.87	$0.10	$0.29	$0.15	$0.02
Cumulative effect of change in accounting for derivatives (a)	—	(0.05)	—	—	—

Earnings per common share	$0.87	$0.05	$0.29	$0.15	$0.02

Earnings per common share — assuming dilution:
Income before cumulative effect of change in accounting principle	$0.80	$0.09	$0.26	$0.14	$0.02
Cumulative effect of change in accounting for derivatives (a)	—	(0.04)	—	—	—

Earnings per common share — assuming dilution	$0.80	$0.05	$0.26	$0.14	$0.02

Dividends declared per common share	$0.01	$0.01	$0.01	$0.01	$—

  (a)
  The accounting change resulted from the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which became effective on January 1, 2001.

	As of and for the year ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share data)
Consolidated Balance Sheet data:
Total assets	$6,042,266	$4,392,445	$2,528,126	$1,717,619	$708,110
Policy benefit reserves	5,452,365	3,993,945	2,099,915	1,358,876	541,082
Notes payable	43,333	46,667	44,000	20,600	10,000
Amounts due to related party under General Agency Commission and Servicing Agreement	40,345	46,607	76,028	62,119	27,536
Trust preferred securities issued by subsidiary trusts	100,486	100,155	99,503	98,982	—
Stockholders' equity	77,478	42,567	58,652	34,324	66,131
Stockholders' equity excluding net unrealized investment gains and losses on available for sale securities	89,422	76,098	75,528	69,559	65,711
Other Financial Data:
Life subsidiaries' statutory capital and surplus	$227,199	$177,868	$145,048	$139,855	$80,948
Life subsidiaries' net gains (losses) from operations before income taxes and realized capital gains (losses)	53,535	(5,675)	9,190	30,498	10,072
Life subsidiaries' statutory net income (loss)	26,010	(17,187)	10,420	17,837	4,804

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis reviews our consolidated financial position at December 31, 2002 and 2001, and our consolidated results of operations for the three years in the period ended December 31, 2002, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with the consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this report.

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

Overview

        We specialize in the sale of individual annuities (primarily deferred annuities) and, to a lesser extent, we also sell life insurance. Under accounting principles generally accepted in the United States, premium collections for deferred annuities are reported as deposit liabilities instead of as revenues. Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited to the policyholder, or the "investment spread," as well as realized gains and losses on investments. In the case of equity index annuities, the investment spread consists of net investment income in excess of the cost of the options purchased to fund the index-based component of the policyholder's return plus amounts credited as a result of minimum guarantees. Revenue is also recognized from surrender charges deducted from the policyholder's account balance.

        Commissions and certain other costs relating to the production of new and renewal business are not expensed when incurred but instead are capitalized as deferred policy acquisition costs. Deferred policy acquisition costs for annuities are amortized into expense with the emergence of gross profits. Under certain circumstances, deferred policy acquisition costs will be expensed earlier than originally estimated, for example, when policy terminations are higher than originally estimated and when investments relating to the liabilities of such products are called or sold at a gain or loss prior to anticipated maturity.

Critical Accounting Policies

        The increasing complexity of the business environment and applicable authoritative accounting guidance require us to closely monitor our accounting policies. We have identified four critical accounting policies that are complex and require significant judgment. The following summary of our critical accounting policies is intended to enhance your ability to assess our financial condition and results of operations and the potential volatility due to changes in estimates and changes in guidance.

Valuation of Investments

        Our equity securities (common and non-redeemable preferred stocks) and fixed maturity securities (bonds and redeemable preferred stocks maturing more than one year after issuance) classified as available for sale are reported at estimated fair value. Unrealized gains and losses, if any, on these securities are included directly in a separate component of stockholders' equity, net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs. Fair values for securities that are actively traded are determined using quoted market prices. For fixed maturity securities that are not actively traded, fair values are estimated using price matrices developed using yield data and other factors relating to instruments or securities with similar characteristics. The carrying amounts of all our investments are reviewed on an ongoing basis for credit deterioration. If this review indicates a decline in market value that is other than temporary, our carrying amount in the investment is reduced to its fair value and a specific writedown is taken. Such reductions in carrying amount are recognized as realized losses and charged to income.

        Our periodic assessment of our ability to recover the amortized cost basis of investments that have materially lower quoted market prices requires a high degree of management judgment and uncertainty. Factors considered in evaluating whether a decline in value is other than temporary include: (a) the length of time and the extent to which the fair value has been less than cost; (b) the financial condition and near-term prospects of the issuer; (c) whether the investment is considered investment grade; (d) whether the issuer is current on all payments and that all contractual payments have been made as agreed; (e) our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery; (f) consideration of rating agency actions; and (g) change in cash flows of asset-backed and mortgage-backed securities. In addition, for securities expected to be sold, an other than temporary impairment charge is recognized if we do not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, we then continue to review the other than temporarily impaired securities for appropriate valuation on an ongoing basis. Realized losses through a charge to earnings may be recognized in future periods should management later conclude that the decline in market value below amortized cost is other than temporary pursuant to our accounting policy described above.

        At December 31, 2002 and 2001, the amortized cost and estimated fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	December 31, 2002
	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government and agencies	$179,828	$(1,907)	$177,921
Public utilities	10,008	(2,907)	7,101
Corporate securities	210,826	(19,408)	191,418
Redeemable preferred stocks	1,000	(240)	760
Mortgage and asset-backed securities:
Government	50,250	(3,752)	46,498
Non-government	153,616	(43,008)	110,608

	$605,528	$(71,222)	$534,306

Held for investment:
United States Government and agencies	$230,231	$(579)	$229,652

	$230,231	$(579)	$229,652

Equity securities, available for sale:
Non-redeemable preferred stocks	$2,650	$(110)	$2,540
Common stocks	5,874	(1,223)	4,651

	$8,524	$(1,333)	$7,191

	December 31, 2001
	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government and agencies	$1,334,060	$(64,631)	$1,269,429
State, municipal and other governments	5,234	(135)	5,099
Public utilities	29,364	(1,368)	27,996
Corporate securities	320,703	(27,228)	293,475
Redeemable preferred stocks	3,528	(188)	3,340
Mortgage and asset-backed securities:
Government	493,295	(23,854)	469,441
Non-government	168,321	(21,366)	146,955

	$2,354,505	$(138,770)	$2,215,735

Held for investment:
United States Government and agencies	$379,011	$(45,210)	$333,801

	$379,011	$(45,210)	$333,801

Equity securities, available for sale:
Non-redeemable preferred stocks	$6,850	$(130)	$6,720
Common stocks	2,992	(252)	2,740

	$9,842	$(382)	$9,460

        The amortized cost and estimated fair value of fixed maturity securities at December 31, 2002 and 2001, by contractual maturity, that were in an unrealized loss position are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	December 31, 2002
	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one year through five years	$5	$4	$—	$—
Due after five years through ten years	48,785	45,522	—	—
Due after ten years through twenty years	65,430	56,339	—	—
Due after twenty years	287,442	275,335	230,231	229,652

	401,662	377,200	230,231	229,652
Mortgage-backed and asset-backed securities	203,866	157,106	—	—

	$605,528	$534,306	$230,231	$229,652

	December 31, 2001
	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one year through five years	$4,718	$4,554	$—	$—
Due after five years through ten years	69,715	66,307	—	—
Due after ten years through twenty years	377,480	351,674	—	—
Due after twenty years	1,240,976	1,176,804	379,011	333,801

	1,692,889	1,599,339	379,011	333,801
Mortgage-backed and asset-backed securities	661,616	616,396	—	—

	$2,354,505	$2,215,735	$379,011	$333,801

        Approximately 80% and 69% of our total invested assets were in United States Government and agency fixed maturity securities including government guaranteed mortgage-backed securities at December 31, 2002 and 2001, respectively. Corporate securities represented approximately 8% and 15% of our total invested assets at December 31, 2002 and 2001, respectively. There are no other significant concentrations in the portfolio by type of security or by industry.

        At December 31, 2002 and 2001, the fair value of investments we owned that were non-investment grade or not rated was $51.9 million and $52.5 million, respectively. The unrealized losses on investments we owned that were non-investment grade or not rated at December 31, 2002 and 2001, were $19.8 million and $7.2 million, respectively.

        At December 31, 2002 and 2001, we identified certain invested assets which have characteristics (i.e. significant unrealized losses compared to book value and industry trends) creating uncertainty as to our future assessment of other than temporary impairments which are listed below by length of time these invested assets have been in an unrealized loss position. We have excluded from this list securities with unrealized losses which are related to market movements in interest rates.

	December 31, 2002
	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
3 months or less	$39,853	$(14,815)	$25,038
Greater than 3 months to 6 months	15,628	(4,050)	11,578
Greater than 6 months to 9 months	—	—	—
Greater than 9 months to 12 months	6,185	(3,185)	3,000
Greater than 12 months	40,067	(13,956)	26,111

	$101,733	$(36,006)	$65,727

	December 31, 2001
	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
3 months or less	$8,361	$(1,075)	$7,286
Greater than 3 months to 6 months	24,968	(5,418)	19,550
Greater than 6 months to 9 months	9,547	(1,155)	8,392
Greater than 9 months to 12 months	26,664	(7,849)	18,815
Greater than 12 months	—	—	0

	$69,540	$(15,497)	$54,043

        We have reviewed these investments and concluded that there was no other than temporary impairment on these investments at December 31, 2002 and 2001. The factors that we considered in making this determination included the financial condition and near-term prospects of the issuer, whether the issuer is current on all payments and all contractual payments have been made, our intent and ability to hold the investment to allow for any anticipated recovery and the length of time and extent to which the fair value has been less than cost. We took writedowns on certain other investments that we concluded did have other than temporary impairments during 2002 and 2001 of $13.0 million and $7.8 million, respectively.

Derivative Instruments—Equity Index Products

        We offer a variety of equity index annuities with income crediting strategies linked to several equity market indices, including the S&P 500, the Dow Jones Industrial Average, the NASDAQ 100 and the Russell 2000. Several of these products offer a bond strategy linked to the Lehman Aggregate Bond Index. These products allow purchasers to earn investment returns linked to equity or bond index appreciation without the risk of loss of their principal. Several of these products allow the purchaser to transfer funds once annually among several different income crediting strategies, including one or more of the index based strategies, a traditional fixed rate strategy and/or a multi-year rate guaranteed strategy. Substantially all of our equity index products require annual crediting of interest and an annual reset of the applicable index on the contract anniversary date. The computation of the annual index credit is based upon either a one year point-to-point calculation (i.e., the gain in the applicable index from the beginning of the applicable contract year to the next anniversary date) or a monthly averaging of the index during the contract year.

        The annuity contract value is equal to the premiums paid plus annual index credits based upon a percentage, known as the "participation rate", of the annual appreciation (based in some instances on monthly averages) in a recognized index or benchmark. The participation rate, which we may reset annually, generally varies among the equity index products from 60% to 100%. Some of the products also have an "asset fee" ranging from 1% to 4%, which is deducted from the interest to be credited. The asset fees may be adjusted annually by us, subject to stated maximums. In addition, some products apply an overall maximum limit, or "cap", ranging from 9% to 13%, on the amount of annual interest the policyholder may earn in any one contract year, and the applicable cap also may be adjusted annually subject to stated minimums. The minimum guaranteed contract values are equal to 80% to 100% of the premium collected plus interest credited on the minimum guaranteed contract value at an annual rate of 3%.

        We purchase one-year call options on the applicable indices as an investment to provide the income needed to fund the amount of the annual appreciation required to be credited on the equity index products. New one-year options are purchased at the outset of each contract year. We budget a specific amount to the purchase price of the specific options needed to fund the annual income credits, and the cost of the options represent our cost of providing the income credits. The amount we budget to the purchase of equity index call options is based on our interest spread targets and is comparable to the credited rates of interest we offer on fixed rate annuities. For example, if our yield on our invested assets is 7.10% and our targeted spread is 2.50%, we allocate up to 4.60% of the premium in year one or account balance after year one to the purchase of one-year call options on the equity index products. Participation rates, which define the policyholder's level of participation in index gains each year, are determined by option costs. For example, if, based on current market conditions, the amount allocated to the purchase of options is sufficient to purchase a hedge on 70% of the annual gain in the applicable index, we will set the policyholder's participation rate at 70%. We have the ability to modify participation rates each year when a new option is purchased. In general, if option costs increase, participation rates may be decreased, and if option costs decrease, participation rates may be increased. We purchase call options weekly based upon new and renewing equity index account values during the applicable week, and the purchases are made by category according to the particular products and indices applicable to the new or renewing account values. Any gains on the options at the expiration of the one-year term offset the related interest credits to the equity index option holders. If there is no gain in an option, the policyholder receives a zero index credit on the policies, and we incur no costs beyond the option cost, except in cases where the minimum guaranteed value of a contract exceeds its index value.

        Our risk associated with the current options we hold is limited to the cost of such options. Market value changes associated with those investments are reported as an increase or decrease in our revenues on our consolidated statements of income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The risk associated with prospective purchases of future one-year options is the uncertainty of the cost, which will determine whether we are able to earn our spread on our equity index business. All our equity index products permit us to modify participation rates, asset fees or annual income caps at least once annually. This feature is comparable to our fixed rate annuities, which allow us to adjust crediting rates annually. By modifying our participation rates or other features, we can limit our costs of purchasing the one-year call options, except in cases where the minimum guarantees would prevent further reductions. Based upon actuarial testing as a part of the design of our equity index products, we believe the risk that minimum guarantees would prevent us from controlling option costs is not material.

        After the purchase of the one-year call options and payment of acquisition costs, we invest the balance of equity index premiums as a part of our general account invested assets. Our investment strategy is identical across all our fixed annuity products, including both the equity index and fixed rate annuities. We seek to maintain a portfolio of very high qualify fixed income assets with minimal credit risk and an aggregate yield consistent with our spread targets. With respect to the equity index products, our spread is measured as the difference between the aggregate yield on our invested assets, less the aggregate option costs and the costs associated with minimum guarantees. If the minimum guaranteed value of an equity index product exceeds the index value (computed on a cumulative basis over the life of the contract) then the general account earnings are available to satisfy the minimum guarantees. If there were little or no gains in the entire series of one-year options purchased over the expected life of an equity index annuity (typically 10 to 15 years), then we would incur expenses for credited interest over and above our option costs, causing our spread to tighten and reducing our profits or potentially resulting in losses on these products.

        The Financial Accounting Standards Board issued, then subsequently amended, SFAS No. 133, which became effective for us on January 1, 2001. Under SFAS No. 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings. This impacts the items of revenue and expense we report on our equity index business in three ways.

  •
  We must mark to market the purchased call options we use to fund the annual index credits on our equity index annuities based upon quoted market prices from related counterparties. We record the change in fair value of these options as a component of our revenues. Included within the change in fair value of the options is an element reflecting the time value of the options, which initially is their purchase cost declining to zero at the end of their one-year lives. This element reflects our basic cost of money for the equity index annuity liabilities and thus the change in fair value of the options, reported as a component of revenue, will tend to reflect net losses each period. For the year ended December 31, 2002 and 2001, the change in fair value of derivatives of $(57.8) million and $(55.2) million, respectively, represents the change in fair value on call options used to fund the next-year income credit to the equity index annuities.

  •
  Under SFAS No. 133, the annual crediting liabilities on our equity index annuities are treated as a "series of embedded derivatives" over the life of the applicable contracts. We are required to estimate the fair value of these embedded derivatives. Our estimates of the fair value of these embedded derivatives are based on assumptions related to underlying policy terms (including annual cap rates, participation rates, asset fees and minimum guarantees), index values, notional amounts, strike prices and expected lives of the policies. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the purchased options because the purchased options are one-year options while the options valued in the fair value of embedded derivatives cover the entire life of the contract which is typically 10 to 15 years. The change in estimated fair value of the series of embedded options included in policyholder benefits in the consolidated statements of income, was $(5.0) million and $12.9 million for the year ended December 31, 2002 and 2001, respectively.

  •
  We adjust the amortization of deferred policy acquisition costs to reflect the impact of the two items discussed above. Amortization of deferred policy acquisition costs was increased by $1.4 million for the year ended December 31, 2002 and decreased by $0.8 million for the year ended December 31, 2001 as a result of the impact of SFAS No. 133.

Deferred Policy Acquisition Costs

        Commissions and certain other costs relating to the production of new business are not expensed when incurred but instead are capitalized as deferred policy acquisition costs. These costs are amortized into expense with the emergence of gross profits. Only costs which are expected to be recovered from future policy revenues and gross profits may be deferred. These costs consist principally of commissions, first-year bonus interest and certain costs of policy issuance. Deferred policy acquisition costs totaled $595.5 million and $492.8 million at December 31, 2002 and 2001, respectively. For annuity and single premium universal life products, these costs are being amortized generally in proportion to expected gross profits from investments and, to a lesser extent, from surrender charges and mortality and expense margins. Current period amortization must be adjusted retrospectively if changes occur in estimates of future gross profits/margins (including the impact of realized investment gains and losses). Our estimates of future gross profits/margins are based on actuarial assumptions related to the underlying policies terms, lives of the policies, yield on investments supporting the liabilities and level of expenses necessary to maintain the polices over their entire lives. We made no revisions to our estimates of future gross profits/margins.

Deferred Income Tax Assets

        As of December 31, 2002 and 2001, we had $50.7 million and $51.2 million, respectively, of net deferred income tax assets related principally to book-to-tax temporary differences in the recording of policy benefit reserves. The realization of these assets is based upon estimates of future taxable income, which requires management judgement. Based upon future projections of sufficient taxable income of our life subsidiaries, and the adoption of plans and policies related to our net (non-life) operating loss carryforwards, we have not recorded a valuation allowance against these assets.

Results of Operations for the Three Years Ended December 31, 2002

        New annuity deposits (net of reinsurance) for the years ended December 31, 2002 totaled $1,597.3 million, compared to $2,006.9 million for 2001 and $843.3 million for 2000. New annuity deposits before reinsurance totaled $2,435.2 million and $2,425.2 million for the years ended December 31, 2002 and 2001, respectively. Our annuity reserves continued to show strong growth throughout 2002, primarily as a result of the growth in our agency force. Annuity reserves and the number of our appointed agents have grown as follows during the last three years:

	Annuity Reserves	Agents
	(Dollars in thousands)
2000	$2,079,561	22,000
2001	$3,968,455	34,000
2002	$5,419,276	41,000

        The growth in our annuity business resulted in a sizeable increase in our earnings from invested assets for 2002 and 2001. While certain expenses also increased as a result of the growth in our annuity business, the incremental profits from a larger deposit base allowed us to offset a greater portion of our fixed operating costs and expenses. Production decreased in the last two months of 2002 due to actions (i.e. crediting rate reductions and withdrawal of certain products) taken by us throughout the year to manage our capital position. We will continue to manage our levels of production throughout 2003 at levels the statutory capital and surplus of our life subsidiaries will support.

        Net income was $14.2 million in 2002, $0.9 million in 2001 and $4.8 million in 2000. The strong growth in net income is directly tied to the growth of our assets from the sales of annuities. In addition, net income in 2001 was lower than expected due to our decision after September 11th to maintain approximately 25% of our assets in cash equivalents. We estimate that the decline in net income for 2001 attributable to our high level of liquidity was approximately $5.7 million, net of income taxes.

        Traditional life and accident and health insurance premiums increased 5% to $13.7 million in 2002 and increased 19% to $13.1 million in 2001 from $11.0 million in 2000. The majority of our traditional life and accident and health insurance premiums consist of group policies sold to a particular market. These changes are principally attributable to corresponding changes in direct sales of life products.

        Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) increased 23% to $15.4 million in 2002, and 51% to $12.5 million in 2001, from $8.3 million in 2000. These increases are principally attributable to the growth in our annuity business and correspondingly, increases in annuity policy withdrawals subject to surrender charges. Withdrawals from annuity and single premium universal life policies were $332.0 million, $223.2 million and $144.1 million for 2002, 2001 and 2000, respectively.

        Net investment income increased 48% to $308.5 million in 2002 and 109% to $209.1million in 2001 from $100.1 million in 2000. These increases are principally attributable to the growth in our annuity business and correspondingly, increases in our invested assets. Invested assets (amortized cost basis) increased 44% to $5,299.1 million at December 31, 2002 and 88% to $3,682.7 million at December 31, 2001 compared to $1,960.3 million at December 31, 2000, while the weighted average yield earned on average invested assets was 6.91%, 7.08% and 7.78% for 2002, 2001, and 2000, respectively. Prior to the adoption of SFAS No. 133 on January 1, 2001, net investment income for 2000 included amounts related to the options we hold to fund the annual index credits on our equity index annuities. This included gains received on such options, which were passed on to the equity index policyholders and the amortization of such options. Gains received on options held for equity index policies were $13.2 million for 2000. Costs of amortization of such options were $55.9 million for 2000.

        Realized gains (losses) on investments were losses of $0.1 million in 2002 compared to realized gains of $0.8 million in 2001 and losses of $1.4 million in 2000. In 2002, net realized losses of $0.1 million consisted of gains of $19.9 million, offset by losses of $7.0 million on the sale of securities and write downs of approximately $13.0 million in the fair value of certain securities in recognition of other than temporary impairments. In 2001, net realized gains of $0.8 million consisted of gains of $13.0 million, offset by losses of $4.4 million on the sale of securities and write downs of approximately $7.8 million in the fair value of certain securities in recognition of other than temporary impairments. In 2000, net realized losses of $1.4 million were entirely comprised of losses related to the sale of certain corporate fixed maturity and equity securities.

        Change in fair value of derivatives was $(57.8) million for the year ended December 31, 2002 compared to $(55.2) million in 2001 and $(3.4) million in 2000. The change in fair value of derivatives in 2001 arises from the adoption of SFAS No. 133. We adopted SFAS No. 133 on January 1, 2001, which requires that we mark to market the purchased call options we use to fund the annual index credits on our equity index annuities. We include this as a component of our revenues (see Critical Accounting Policies—Derivative Instruments—Equity Index Products). The change in fair value of derivatives of $(3.4) million in 2000 is related to the change in fair value of total return exchange agreements that we entered into during 2000. See Note 3 of the Notes to Consolidated Financial Statements included elsewhere in this report.

        Traditional life and accident and health insurance benefits decreased 5% to $9.3 million in 2002 and increased 13% to $9.8 million in 2001 compared to $8.7 million in 2000. These increases are attributable to an increase in death benefits and surrenders.

        Interest credited to annuity policyholder account balances increased 81% to $177.6 million in 2002 and 73% to $97.9 million in 2001 from $56.5 million in 2000. These increases are principally attributable to increases in annuity liabilities. The amounts are also impacted by changes in the weighted average crediting rates for our annuity liabilities. The weighted average crediting rates for our annuity liabilities at December 31, 2002, 2001 and 2000 are summarized as follows:

	Fixed Rate (without bonuses)	Fixed Rate (with bonuses)	Multi-Year Rate Guaranteed Amounts	Equity Index Credits	Equity Index Option Costs
2002	4.49%	5.65%	5.94%	0.92%	3.92%
2001	5.15%	6.09%	6.14%	0.50%	4.25%
2000	5.18%	5.99%	6.87%	3.57%	5.09%

        The above crediting rates are disclosed with and without the impact of first-year bonuses paid to policyholders. Generally such bonuses are deducted from the commissions paid to sales agents on such products and deferred as policy acquisition costs. With respect to our equity index annuities, the weighted average option costs represent the expenses we incur to fund the annual index credits on the equity index business. Gains realized on such options are offset by an expense in interest credited to annuity policyholder account balances. In addition to the cost of options to fund the annual index credits on the equity index business, we funded minimum guarantees during 2002 on these contracts. The estimated weighted average cost of funding these minimum guarantees on these contracts during 2002, 2001 and 2000 was 0.42%, 0.35% and 0.26%, respectively. See Critical Accounting Policies—Derivative Instruments—Equity Index Products and Note 1 of the Notes to Consolidated Financial Statements included elsewhere in this report.

        Weighted average crediting rates on our fixed rate annuities were lower in 2002 compared to 2001 and 2000 primarily as a result of a decrease in crediting rates on new and renewal business.

        Change in market value of embedded derivatives decreased to $(5.0) million in 2002 from $12.9 million in 2001. These amounts arise from the adoption of SFAS No. 133 as of January 1, 2001, which requires recognition of the change in estimated fair value of equity index annuity reserves. See Critical Accounting Policies—Derivative Instruments—Equity Index Products and Note 1 of the Notes to Consolidated Financial Statements included elsewhere in this report.

        Interest expense on General Agency Commission and Servicing Agreement decreased 37% to $3.6 million in 2002 and 5% to $5.7 million in 2001 from $6.0 million in 2000. These changes are principally attributable to corresponding decreases in the amount due to related party under the General Agency Commission and Servicing Agreement, which resulted from payments of renewal commissions by American Equity Life under this Agreement. See Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this report.

        Interest expense on notes payable decreased 34% to $1.9 million in 2002 and increased 26% to $2.9 in 2001 from $2.3 million in 2000. The decrease from 2001 to 2002 is due to a decrease in the balance outstanding under the notes, and a decrease in the average applicable interest rate. The increase from 2000 to 2001 was due to increases in the outstanding borrowings, offset in part by a decrease in the average applicable interest rate. The applicable interest rate was 4.36%, 6.28% and 7.99% for 2002, 2001 and 2000, respectively.

        Interest expense on amounts due under repurchase agreements decreased 36% to $0.7 million in 2002 and 67% to $1.1 million in 2001 from $3.3 million in 2000. These changes are principally attributable to a decrease in the average balances outstanding. See Note 7 of the Notes to the Consolidated Financial Statements included elsewhere in this report.

        Other interest expense increased $0.6 million to $1.0 million in 2002 from $0.4 million in 2001, and arises from the financial reinsurance transactions we entered into with Swiss Re effective January 1, 2001 and net interest expense on a short-bond transaction. See Notes 3 and 5 of the Notes to Consolidated Financial Statements included elsewhere in this report.

        Amortization of deferred policy acquisition costs increased 73% to $39.9 million in 2002 and 167% to $23.0 million in 2001 from $8.6 million in 2000. These increases are primarily due to (i) the growth in our annuity business as discussed above; (ii) the introduction of multi-year rate guaranteed products with shorter expected lives; and (iii) an increase of $1.4 million resulting from SFAS No. 133. See Notes 1 and 4 of the Notes to Consolidated Financial Statements included elsewhere in this report.

        Other operating costs and expenses increased 26% to $21.6 million in 2002 and 18% to $17.2 million in 2001 from $14.6 million in 2000. These increases are principally attributable to increases in marketing expenses, employees and related salaries and costs of employment due to growth in our annuity business.

        Income taxes were $7.3 million, $0.3 million, and $2.4 million in 2002, 2001, and 2000, respectively. Our effective tax rates for 2002, 2001 and 2000 were 25%, 4% and 16%, respectively. These effective income tax rates varied from the applicable statutory federal income tax rates of 35% principally due to: (i) the impact of earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts; and (ii) the impact of state taxes on the federal income tax expense. See Note 6 of the Notes to Consolidated Financial Statements included elsewhere in this report.

        Minority interest in earnings of subsidiaries includes amounts for distributions and the accretion of the issue discount on company-obligated mandatorily redeemable preferred stocks of subsidiary trusts issued in 1999. Tax benefits attributable to these amounts are reported as a reduction of income tax expense. See Notes 6 and 9 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Financial Condition

Investments

        Our investment strategy is to maintain a predominantly investment grade fixed income portfolio, provide adequate liquidity to meet our cash obligations to policyholders and others and maximize current income and total investment return through active investment management. Consistent with this strategy, our investments principally consist of fixed maturity securities and short-term investments. We also have approximately 1% of our invested assets at December 31, 2002 in derivative instruments (equity market index call options) purchased in connection with the issuance of equity index annuities. Such options represent approximately 1.5% of the related equity index reserves.

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

        Our investment portfolio is summarized in the table below:

	December 31,
	2002		2001
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government and agencies	$4,207,840	79.0%	$2,087,484	55.2%
State, municipal, and other governments	5,631	0.1%	5,099	0.1%
Public utilities	51,023	1.0%	38,472	1.0%
Corporate securities	413,743	7.8%	549.150	14.5%
Redeemable preferred stocks	12,822	0.2%	17,055.5%
Mortgage and asset-backed securities:
Government	70,047	1.3%	528,325	14.0%
Non-Government	141,548	2.7%	203,781	5.4%

Total fixed maturity securities	4,902,654	92.1%	3,429,366	90.7%
Equity securities	17,006	0.3%	18,245	0.5%
Mortgage loans on real estate	334,339	6.3%	108,181	2.9%
Derivative instruments	52,313	1.0%	40,052	1.0%
Policy loans	295	0.0%	291	0.0%
Cash and cash equivalents	21,163	0.3%	184,130	4.9%

Total cash and investments	$5,327,770	100.0%	$3,780,265	100.0%

        The table below presents our total fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations.

		December 31,
		2002		2001
NAIC Designation	Rating Agency Equivalent	Carrying Amount	Percent	Carrying Amount	Percent
		(Dollars in thousands)
1	Aaa/Aa/A	$4,624,824	94.3%	$2,991,024	87.2%
2	Baa	230,847	4.7%	388,560	11.3%
3	Ba	37,478	0.8%	43,134	1.3%
4	B	7,505	0.2%	6,648	0.2%
5	Caa and lower	2,000	0.0%	—	—
6	In or near default	—	—	—	—

	Total fixed maturity securities	$4,902,654	100.0%	$3,429,366	100.0%

        During 2001, we began a commercial mortgage loan program. At December 31, 2002, we held $334.3 million of mortgage loans with commitments outstanding of $49.3 million. These mortgage loans are diversified as to property type, location, and loan size, and are collateralized by the related properties. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31,
	2002		2001
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East North Central	$35,989	10.8%	$9,189	8.5%
East South Central	15,796	4.7%	16,029	14.8%
Middle Atlantic	40,879	12.2%	18,352	17.0%
Mountain	26,478	7.9%	—	—
New England	13,242	4.0%	3,496	3.2%
Pacific	20,499	6.1%	—	—
South Atlantic	96,401	28.8%	39,260	36.3%
West North Central	65,177	19.5%	21,855	20.2%
West South Central	19,878	6.0%	—	—

Total mortgage loans	$334,339	100.0%	$108,181	100.0%

	December 31,
	2002		2001
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Property type distribution
Office	$126,818	37.9%	$42,059	38.9%
Retail	101,485	30.4%	19,131	17.7%
Industrial	70,141	21.0%	28,609	26.4%
Hotel	21,218	6.3%	13,135	12.1%
Apartments	968	0.3%	—	—
Mixed use/other	13,709	4.1%	5,247	4.9%

Total mortgage loans	$334,339	100.0%	$108,181	100.0%

Liabilities

        Our liability for policy benefit reserves increased $1,458.5 million and $1,894.0 million during 2002 and 2001, respectively, to $5,452.4 million at December 31, 2002 and $3,993.9 million at December 31, 2001, primarily due to annuity sales as discussed above. Substantially all of our annuity products have a surrender charge feature designed to reduce early withdrawal or surrender of the policies and to partially compensate us for our costs if policies are withdrawn early. Notwithstanding these policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates.

        We have a credit agreement with three banks. The amount outstanding under this agreement was $43.3 million at December 31, 2002, of which $10.0 million was borrowed in December, 2002 and contributed to the surplus of American Equity Life. The amount outstanding under this agreement at December 31, 2001 was $46.7 million. Principal and interest under this agreement are paid quarterly. The notes bear interest (4.36% at December 31, 2002) at prime or LIBOR plus a specified margin of up to 2.25%. Under this agreement, we are required to maintain minimum capital and surplus levels at American Equity Life and meet certain other financial and operating ratio requirements. We are also prohibited from incurring other indebtedness for borrowed money without obtaining a waiver from the lenders and from paying dividends on our capital stock in excess of 25% of our consolidated net income for the prior fiscal year. See Note 7 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Stockholders' Equity

        We were initially capitalized in December, 1995 and January, 1996 through the issuance of shares of Common Stock for cash of $4.0 million. Subsequent to our initial capitalization (400,000 shares of Common Stock after a May 29, 1996 100-for-1 stock split), we issued additional shares of Common Stock, warrants to purchase shares of Common Stock and shares of Series Preferred Stock convertible into shares of Common Stock in several private placement offerings as follows:

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

(2)
exercised during 1998

(3)
exercised during 1999

(4)
issued to the placement agent as part of placement agent compensation; 170,625 exercised in 2000, and the remaining 34,125 exercised in 2002.

        The aggregate net proceeds from these offerings, including proceeds received from the exercise of warrants, was $65.7 million, substantially all of which were contributed to the capital and surplus of American Equity Life or used to fund the acquisition of the life insurance company acquired in 1996.

        A portion of the 7,998,750 shares of Common Stock issued in 1997 at $5.33 per share were issued in a rights offering to existing stockholders and in connection therewith, certain of our officers and directors received management subscription rights to purchase one share of Common Stock for each share owned and one-half share of Common Stock for each stock option held on the offering date. An aggregate of 2,157,375 management subscription rights were issued to nine officers and directors at that time. The management subscription rights have an exercise price of $5.33 per share and expire on December 1, 2005. The subscription rights originally were to expire on December 1, 2002. The expiration was extended to December 1, 2005 and we recognized compensation expense of $0.3 million. Farm Bureau purchased 4,687,500 shares of Common Stock in this offering and received a right of first refusal to maintain a 20% ownership interest in our capital stock.

        The 625,000 shares of 1998 Series A Participating Preferred Stock issued in 1998 have participating dividend rights with the shares of Common Stock, when and as such dividends are declared. The preferred shares are convertible into shares of Common Stock on a three for one basis upon the earlier of the initial public offering of our Common Stock or December 31, 2003. The preferred shares have an aggregate liquidation preference of $10 million.

        In September, 1999, American Equity Capital Trust I ("Trust I"), our wholly-owned subsidiary, issued $26.0 million of 8% Convertible Trust Preferred Securities (the "8% Trust Preferred Securities"). In connection with Trust I's issuance of the 8% Trust Preferred Securities and the related purchase by us of all of Trust I's common securities, we issued $26.8 million in principal amount of our 8% Convertible Junior Subordinated Debentures, due September 30, 2029 (the "8% Debentures") to Trust I. The sole assets of Trust I are the 8% Debentures and any interest accrued thereon. Each 8% Trust Preferred Security is convertible into three shares of our common stock at a conversion price equal to the lesser of (i) $10 per share or (ii) 90% of the initial price per share to the public of common stock sold in connection with our initial public offering of such common stock (the "IPO"), upon the earlier of the 91st day following the IPO or September 30, 2002. The interest payment dates on the 8% Debentures correspond to the distribution dates on the 8% Trust Preferred Securities.

        The 8% Trust Preferred Securities, which have a liquidation value of $30 per share plus accrued and unpaid distributions, mature simultaneously with the 8% Debentures. As of December 31, 2002, 863,671 shares of 8% Trust Preferred Securities were outstanding, all of which are unconditionally guaranteed by us to the extent of the assets of Trust I.

        In October, 1999, American Equity Capital Trust II ("Trust II"), our wholly-owned subsidiary, issued 97,000 shares of 5% Trust Preferred Securities (the "5% Trust Preferred Securities"). The 5% Trust Preferred Securities, which have a liquidation value of $100 per share ($97.0 million in the aggregate) have been assigned a fair value of $78.6 million (based upon an effective 7% yield-to-maturity). The consideration received by Trust II in connection with the issuance of the 5% Trust Preferred Securities consisted of fixed income trust preferred securities of equal value which were issued by the parent of Farm Bureau. Farm Bureau beneficially owns 32.47% of our common stock.

        In connection with Trust II's issuance of the 5% Preferred Securities and the related purchase by us of all of Trust II's common securities, we issued $100 million in principal amount of our 5% Subordinated Debentures, due June 1, 2047 (the "5% Debentures") to Trust II. The sole assets of Trust II are the 5% Debentures and any interest accrued thereon. The interest payment dates on the 5% Debentures correspond to the distribution dates on the 5% Trust Preferred Securities. The 5% Trust Preferred Securities mature simultaneously with the 5% Debentures. All of the 5% Trust Preferred Securities are unconditionally guaranteed by us to the extent of the assets of Trust II.

Liquidity for Insurance Operations

        Our life subsidiaries generally receive adequate cash flow from premium collections and investment income to meet their obligations. Annuity and life insurance liabilities are generally long-term in nature. Policyholders may, however, withdraw funds or surrender their policies, subject to surrender and withdrawal penalty provisions. At December 31, 2002, approximately 99.9% of our annuity liabilities were subject to penalty upon surrender, with a weighted average remaining surrender charge period of 8.7 years and a weighted average surrender charge rate of 12.21%.

        We believe that the diversity of our investment portfolio and the concentration of investments in high-quality securities provides sufficient liquidity to meet foreseeable cash requirements. The investment portfolio at December 31, 2002 included $3,503.7 million (amortized cost basis) of publicly traded investment grade bonds. Although there is no present need or intent to dispose of such investments, our life subsidiaries could readily liquidate portions of its investments, if such a need arose. In addition, investments could be used to facilitate borrowings under reverse-

repurchase agreements or dollar-roll transactions. Such borrowings have been used by our life subsidiary from time to time to increase our return on investments and to improve liquidity.

Liquidity of Parent Company

        The parent company is a legal entity separate and distinct from its subsidiaries, and has no business operations. The parent company needs liquidity primarily to service its debt, including the subordinated debentures issued to subsidiary trusts, pay operating expenses and pay dividends to stockholders. The primary sources of funds for these payments are: (i) principal and interest payments received on the parent company's note receivable from American Equity Investment Service Company (see discussion that follows); (ii) dividends on capital stock and surplus note interest payments from American Equity Life; (iii) investment advisory fees from our life subsidiaries; (iv) cash on hand ($0.8 million at December 31, 2002); and (v) cash ($0.2 million at December 31, 2002) that may be distributed by American Equity Investment Properties, L.C. which invests and re-invests the remaining proceeds from the sale of the office building in Birmingham, Alabama that was sold in 1998. The parent company may also obtain cash by issuing debt or equity securities.

        The payment of dividends or the distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary's state of domicile's insurance department. Currently, our life subsidiaries may pay dividends or make other distributions without the prior approval of their state of domicile's insurance department, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) life subsidiary's net gain from operations for the preceding calendar year, or (2) 10% of the life subsidiary's statutory surplus at the preceding December 31. For 2003, up to approximately $25.9 million can be distributed as dividends or surplus note payments by American Equity Life without prior approval of their state of domicile's insurance department. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had approximately $47.4 million of earned surplus at December 31, 2002.

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

        The transfer of funds by American Equity Life is also restricted by certain covenants in our loan agreement which, among other things, requires American Equity Life to maintain statutory capital and surplus (including the asset valuation and interest maintenance reserves) of $140 million plus 25% of statutory net income and 75% of the capital contributions to American Equity Life for periods subsequent to December 31,1999. Under the most restrictive of these limitations, $25.9 million of our earned surplus at December 31, 2002 would be available for distribution by American Equity Life to the parent company in the form of dividends or other distributions.

        Statutory accounting practices prescribed or permitted for our life subsidiaries differ in many respects from those governing the preparation of financial statements under accounting principles generally accepted in the United States ("GAAP"). Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. Information as to statutory capital and surplus and statutory net income for our life subsidiaries as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 is included in Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this report.

        American Equity Life has entered into a general agency commission and servicing agreement with American Equity Investment Service Company, an affiliated company wholly-owned by the Company's chairman and president, whereby the affiliate acts as a national supervisory agent with responsibility for paying commissions to the Company's agents. This agreement initially benefits American Equity Life's statutory surplus by extending the payment of a portion of the first year commissions on new annuity business written by American Equity Life over a longer period of time, and thereby enabling American Equity Life to conduct a comparatively greater volume of business. In subsequent periods, American Equity Life's statutory surplus is reduced through the payment of renewal commissions to the affiliate on this business based upon the account balances of the annuities remaining in force for a period of five years (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this report). During the years ended December 31,

2002 and 2000, the Service Company paid $11.8 million and $28.4 million, respectively, to agents of American Equity Life. American Equity Life paid renewal commissions to the Service Company of $21.7 million, $23.2 million and $20.4 million, respectively, during the years ended December 31, 2002, 2001 and 2000.

        As a source of funds the Service Company borrowed money from the parent company. At December 31, 2002 and 2001, the amounts receivable from the Service Company totaled $20.5 million and $29.1 million, respectively. Principal and interest are payable quarterly over five years from the date of the advance.

        Future payments by American Equity Life on business in force at December 31, 2002 are dependent upon the account balances of the annuities remaining in force on each remaining quarterly renewal commission payment date.

Cash Flow Obligations

        In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2002.

	Payments Due by Period
	Total	Less Than 1 Year	1—3 Years	4—5 Years
	(Dollars in thousands)
Notes payable	$43,333	$15,333	$26,000	$2,000
Amounts due to related party under General Agency Commission and Servicing Agreement	40,345	22,358	17,987	—
Swiss Re (See Note 5 of the Notes to Consolidated Financial Statements)	10,908	2,728	8,180	—
Hannover (See Note 5 of the Notes to Consolidated Financial Statements)	4,350	1,350	2,670	330
Operating leases	3,518	1,026	2,422	70
Mortgage loan funding	49,270	49,270	—	—

Total	$151,724	$92,065	$57,259	$2,400

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

        Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products and the market value of our investments. The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (participation or asset fee rates for equity index annuities) on approximately 75% of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

        A major component of our interest rate risk management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities. We use computer models to simulate cash flows expected from our existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from our assets to meet the expected cash requirements of our liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. (The "duration" of a security is the time weighted present value of the security's expected cash flows and is used to measure a security's sensitivity to changes in interest rates). When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in value of assets should be largely offset by a change in the value of liabilities. At December 31, 2002, the effective duration of our fixed maturity securities and short-term investments was approximately 7.92 years and the estimated duration of our insurance liabilities was approximately 6.58 years.

        If interest rates were to increase 10% (38 basis points) from levels at December 31, 2002, we estimate that the fair value of our fixed maturity securities would decrease by approximately $177.6 million. If interest rates were to increase 50 basis points from the levels at December 31, 2002, the effective duration of our cash and invested assets backing our insurance liabilities would be approximately 11.07 years. The computer models used to estimate the impact of a 10% or 50 basis point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

        At December 31, 2002, 86.7% of our fixed income securities have call features and 2.0% are subject to current redemption. Another 78.7% will become subject to call redemption through December 31, 2003. During the year ended December 31, 2002, we received $1,541.6 million in net redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of credited income on our annuity liability reserves, we have the ability to reduce crediting rates on most of our annuity liabilities to maintain the spread at our targeted level. Approximately 75% of our annuity liabilities are subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates of 3 to 4%.

        With respect to our equity index business, we purchase call options on the applicable equity indices to fund the annual index credits on such annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Our risk associated with the current options we hold is limited to the cost of such options, which we amortize in full over their one-year lives. Market value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for equity indexed products. In 2002, we realized gains of $13.5 million on our equity index options, and we credited $14.7 million to policy holders. On the respective anniversary dates of the equity index policies, we purchase new one-year call options to fund the next annual index credits. The risk associated with these prospective purchases is the uncertainty of the cost, which will determine whether we are able to earn our spread on our equity index business. This is a risk we manage through the terms of our equity index annuities, which permit us to change annual participation rates, asset fees, and/or caps, subject to guaranteed minimums. By reducing participation rates, asset fees or caps, we can limit option costs to budgeted amounts except in cases where the minimum guarantees would prevent further reductions. Based upon actuarial testing conducted as a part of the design of our equity index product, we believe the risk that minimum guarantees would prevent us from controlling option costs is negligible.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements are included as a part of this report on Form 10-K on pages F-1 through F-33.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

        The information required by Part III is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2002.

ITEM 14.    CONTROLS AND PROCEDURES

        Within the 90-day period prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

        Reports on Form 8-K.    No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of March, 2003.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
By:	/s/ D.J. NOBLE D.J. Noble, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date

/s/ D.J. NOBLE D.J. Noble	Chairman of the Board and President, (Principal Executive Officer)	March 17, 2003
/s/ WENDY L. CARLSON Wendy L. Carlson	Chief Financial Officer and General Counsel (Principal Financial Officer)	March 17, 2003
/s/ TED M. JOHNSON Ted M. Johnson	Vice President—Accounting (Principal Accounting Officer)	March 17, 2003
/s/ JOHN C. ANDERSON John C. Anderson	Director	March 17, 2003
/s/ JAMES M. GERLACH James M. Gerlach	Director	March 17, 2003
/s/ ROBERT L. HILTON Robert L. Hilton	Director	March 17, 2003
/s/ JOHN M. MATOVINA John M. Matovina	Director	March 17, 2003
/s/ BEN T. MORRIS Ben T. Morris	Director	March 17, 2003
/s/ DAVID S. MULCAHY David S. Mulcahy	Director	March 17, 2003
/s/ A.J. STRICKLAND, III A.J. Strickland, III	Director	March 17, 2003
/s/ HARLEY A. WHITFIELD Harley A. Whitfield	Director	March 17, 2003

CERTIFICATIONS

I, D.J. Noble, certify that:

        1.    I have reviewed this annual report on Form 10-K of American Equity Investment Life Holding Company;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (1)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (2)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ D.J. Noble D.J. Noble. Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Wendy L. Carlson, certify that:

        1.    I have reviewed this annual report on Form 10-K of American Equity Investment Life Holding Company;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (1)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (2)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ Wendy L. Carlson Wendy L. Carlson, Chief Financial Officer (Principal Financial Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of American Equity Investment Life Holding Company (the "Company") on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, D.J. Noble, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

  (1)
  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;

and

  (2)
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 17, 2003

By:	/s/ D.J. Noble D.J. Noble, Chief Executive Officer (Principal Executive Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of American Equity Investment Life Holding Company (the "Company") on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wendy L. Carlson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

  (3)
  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;

and

  (4)
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 17, 2003

By:	/s/ Wendy L. Carlson Wendy L. Carlson, Chief Financial Officer (Principal Financial Officer)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
American Equity Investment Life Holding Company

        We have audited the accompanying consolidated balance sheets of American Equity Investment Life Holding Company as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index on page F-1. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Equity Investment Life Holding Company at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in response to a new accounting standard that became effective January 1, 2001.

    /s/ Ernst & Young LLP

Des Moines, Iowa
March 14, 2003

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,
	2002	2001
Assets
Cash and investments:
Fixed maturity securities:
Available for sale, at market (amortized cost: 2002—$3,796,914; 2001—$3,101,040)	$3,753,144	$2,974,761
Held for investment, at amortized cost (market: 2002—$1,151,337; 2001—$412,378)	1,149,510	454,605
Equity securities, available for sale, at market (cost: 2002 - $18,051; 2001—$18,609)	17,006	18,245
Mortgage loans on real estate	334,339	108,181
Derivative instruments	52,313	40,052
Policy loans	295	291
Cash and cash equivalents	21,163	184,130

Total cash and investments	5,327,770	3,780,265
Premiums due and uncollected	1,371	1,386
Accrued investment income	36,716	22,100
Receivables from related parties	20,949	29,978
Property, furniture and equipment, less allowances for depreciation of $4,011 in 2002 and $3,150 in 2001	1,675	1,622
Deferred policy acquisition costs	595,450	492,757
Deferred income tax asset	50,711	51,244
Federal income taxes recoverable	—	4,224
Other assets	4,814	5,011
Assets held in separate account	2,810	3,858

Total assets	$6,042,266	$4,392,445

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands, except per share data)

	December 31,
	2002	2001
Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$33,089	$25,490
Annuity and single premium universal life products	5,419,276	3,968,455
Other policy funds and contract claims	35,644	22,046
Amounts due to related party under General Agency Commission and Servicing Agreement	40,345	46,607
Other amounts due to related parties	4,363	22,990
Notes payable	43,333	46,667
Amount due to reinsurer	10,908	14,318
Amounts due under repurchase agreements	241,731	—
Amounts due on securities purchased	103	66,504
Federal income taxes payable	8,187	—
Other liabilities	24,513	32,788
Liabilities related to separate account	2,810	3,858

Total liabilities	5,864,302	4,249,723
Minority interests in subsidiaries:
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts	100,486	100,155
Stockholders' equity:
Series Preferred Stock, par value $1 per share, 2,000,000 shares authorized; 625,000 shares of 1998 Series A Participating Preferred Stock issued and outstanding	625	625
Common Stock, par value $1 per share, 75,000,000 shares authorized; issued and outstanding 2002—14,438,452 shares; 2001—14,516,974 shares	14,438	14,517
Additional paid-in capital	56,811	57,452
Accumulated other comprehensive loss	(11,944)	(33,531)
Retained earnings	17,548	3,504

Total stockholders' equity	77,478	42,567

Total liabilities and stockholders' equity	$6,042,266	$4,392,445

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Year ended December 31,
	2002	2001	2000
Revenues:
Traditional life and accident and health insurance premiums	$13,664	$13,141	$11,034
Annuity and single premium universal life product charges	15,376	12,520	8,338
Net investment income	308,548	209,086	100,060
Realized gains (losses) on sales of investments	(122)	787	(1,411)
Change in fair value of derivatives	(57,753)	(55,158)	(3,406)

Total revenues	279,713	180,376	114,615
Benefits and expenses:
Insurance policy benefits and change in future policy benefits	9,317	9,762	8,728
Interest credited to account balances	177,633	97,923	56,529
Change in fair value of embedded derivatives	(5,027)	12,921	—
Interest expense on notes payable	1,901	2,881	2,339
Interest expense on General Agency Commission and Servicing Agreement	3,596	5,716	5,958
Interest expense on amounts due under repurchase agreements	734	1,123	3,267
Other interest expense	1,043	381	—
Amortization of deferred policy acquisition costs	39,930	23,040	8,574
Other operating costs and expenses	21,635	17,176	14,602

Total benefits and expenses	250,762	170,923	99,997

Income before income taxes, minority interests and cumulative effect of change in accounting principle	28,951	9,453	14,618
Income tax expense	7,299	333	2,385

Income before minority interests and cumulative effect of change in accounting principle	21,652	9,120	12,233
Minority interests in subsidiaries:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	7,445	7,449	7,449

Income before cumulative effect of change in accounting principle	14,207	1,671	4,784
Cumulative effect of change in accounting for derivatives	—	(799)	—

Net income	$14,207	$872	$4,784

Earnings per common share:
Income before cumulative effect of change in accounting principle	$0.87	$0.10	$0.29
Cumulative effect of change in accounting for derivatives	—	(0.05)	—

Earnings per common share	$0.87	$0.05	$0.29

Earnings per common share—assuming dilution:
Income before cumulative effect of change in accounting principle	$0.80	$0.09	$0.26
Cumulative effect of change in accounting for derivatives	—	(0.04)	—

Earnings per common share—assuming dilution	$0.80	$0.05	$0.26

        See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance at January 1, 2000	$625	$4,712	$66,058	$(35,235)	$(1,836)	$34,324
Issuance of 9,424,620 shares of common stock pursuant to 3-for-1 stock split	—	9,425	(9,425)	—	—	—
Comprehensive income:
Net income for year	—	—	—	—	4,784	4,784
Change in net unrealized investment gains/losses	—	—	—	18,359	—	18,359

Total comprehensive income						23,143
Issuance of 477,687 shares of common stock	—	478	1,478	—	—	1,956
Acquisition of 84,375 shares of common stock	—	(85)	(534)	—	—	(619)
Dividends on preferred stock ($.01 per share)	—	—	—	—	(6)	(6)
Dividends on common stock ($.01 per share)	—	—	—	—	(146)	(146)

Balance at December 31, 2000	625	14,530	57,577	(16,876)	2,796	58,652
Comprehensive loss:
Net income for year	—	—	—	—	872	872
Change in net unrealized investment gains/losses	—	—	—	(16,655)	—	(16,655)

Total comprehensive loss						(15,783)
Issuance of 5,052 shares of common stock	—	5	34	—	—	39
Acquisition of 18,320 shares of common stock	—	(18)	(159)	—	—	(177)
Dividends on preferred stock ($.03 per share)	—	—	—	—	(19)	(19)
Dividends on common stock ($.01 per share)	—	—	—	—	(145)	(145)

Balance at December 31, 2001	625	14,517	57,452	(33,531)	3,504	42,567
Comprehensive income:
Net income for year	—	—	—	—	14,207	14,207
Change in net unrealized investment gains/losses	—	—	—	21,587	—	21,587

Total comprehensive income						35,794
Issuance of 34,228 shares of common stock	—	34	103	—	—	137
Acquisition of 112,750 shares of common stock	—	(113)	(744)	—	—	(857)
Dividends on preferred stock ($0.03 per share)	—	—	—	—	(19)	(19)
Dividends on common stock ($0.01 per share)	—	—	—	—	(144)	(144)

Balance at December 31, 2002	$625	$14,438	$56,811	$(11,944)	$17,548	$77,478

        See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2002	2001	2000
Operating activities
Net income	$14,207	$872	$4,784
Cumulative effect of change in accounting for derivatives	—	799	—
Adjustments to reconcile net income to net cash used in operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	177,633	97,923	56,529
Annuity and single premium universal life product charges	(15,376)	(12,520)	(8,338)
Change in fair value of embedded derivatives	(5,027)	12,921	—
Increase in traditional life and accident and health insurance reserves	7,599	5,136	5,294
Policy acquisition costs deferred	(152,144)	(154,451)	(77,056)
Amortization of deferred policy acquisition costs	39,930	23,040	8,574
Provision for depreciation and other amortization	981	970	854
Amortization of discount and premiums on fixed maturity securities	(134,590)	(50,462)	12,933
Realized losses (gains) on sales of investments	122	(787)	1,411
Change in fair value of derivatives	57,753	55,158	3,406
Deferred income taxes	(11,091)	(5,794)	(2,840)
Reduction of amounts due to related party under General Agency Commission and Servicing Agreement	(18,058)	(29,422)	(14,491)
Changes in other operating assets and liabilities:
Accrued investment income	(14,616)	(702)	(7,215)
Receivables from related parties	9,029	17,265	(28,346)
Federal income taxes recoverable/payable	12,411	(4,274)	1,713
Other policy funds and contract claims	13,598	5,376	5,116
Other amounts due to related parties	(4,412)	15,927	4,000
Other liabilities	(8,275)	4,861	1,221
Other	1,544	414	(1,679)

Net cash used in operating activities	(28,782)	(17,750)	(34,130)
Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities—available for sale	3,527,658	1,734,890	628,847
Equity securities, available for sale	10,352	7,820	1,588
Mortgage loans on real estate	3,160
Derivative instruments	9,735	—	(3,406)

	3,550,905	1,742,710	627,029
Acquisition of investments:
Fixed maturity securities—available for sale	(4,634,925)	(3,214,768)	(1,092,492)
Fixed maturity securities—held for investment	(215,161)	—	(7,246)
Equity securities, available for sale	(10,055)	(18,844)	(1,437)
Mortgage loans on real estate	(229,318)	(108,181)	—
Derivative instruments	(93,963)	(76,569)	(68,088)

Policy loans	$(4)	$(27)	$(33)

	(5,183,426)	(3,418,389)	(1,169,296)
Purchases of property, furniture and equipment	(914)	(1,370)	(424)

Net cash used in investing activities	(1,633,435)	(1,677,049)	(542,691)
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	1,597,348	2,006,882	843,340
Unapplied policyholder receipts	—	12,803	—
Return of annuity and single premium universal life policyholder account balances	(332,042)	(223,163)	(144,077)
Financing fees incurred and deferred	(100)	—	(216)
Proceeds from notes payable	10,000	6,000	23,400
Repayments of notes payable	(13,334)	(3,333)	—
Increase (decrease) in amounts due under repurchase agreements	241,731	(110,000)	23,031
Amounts due to reinsurer	(3,410)	14,318	—
Net proceeds from issuance of common stock	137	39	1,956
Acquisitions of common stock	(857)	(177)	(619)
Acquisition of 8% Convertible Trust Preferred Securities	(60)	—	—
Dividends paid	(163)	(164)	(152)

Net cash provided by financing activities	1,499,250	1,703,205	746,663

Increase (decrease) in cash and cash equivalents	(162,967)	8,406	169,842
Cash and cash equivalents at beginning of year	184,130	175,724	5,882

Cash and cash equivalents at end of year	$21,163	$184,130	$175,724

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on notes payable and repurchase agreements	$3,897	$4,199	$5,606
Income taxes—life subsidiaries	5,979	10,401	3,512
Non-cash financing and investing activities:
Bonus interest deferred as policy acquisition costs	28,153	17,399	9,955
Advances to related party under General Agency Commission and Servicing Agreement deferred as policy acquisition costs	11,796	—	28,400

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

1.    Organization and Significant Accounting Policies

Organization

        American Equity Investment Life Holding Company (the Company), through its wholly-owned subsidiaries, American Equity Investment Life Insurance Company and American Equity Investment Life Insurance Company of New York, is licensed to sell insurance products in 46 states and the District of Columbia at December 31, 2002. The Company offers a broad array of annuity and insurance products. The Company's business consists primarily of the sale of equity index and fixed rate annuities. In 1998, the Company began offering variable annuity products. The Company operates solely in the life insurance business.

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

Reclassifications

        Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 financial statement presentation.

Investments

        Fixed maturity securities (bonds and redeemable preferred stocks maturing more than one year after issuance) that may be sold prior to maturity are classified as available for sale. Available for sale securities are reported at estimated fair value and unrealized gains and losses, if any, on these securities are included directly in a separate component of stockholders' equity, net of income taxes and certain adjustments, for assumed changes in amortization of deferred policy acquisition costs. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities' expected lives. Amortization/accrual of premiums and discounts on mortgage and asset-backed securities incorporate prepayment assumptions to estimate the securities' expected lives.

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

        Equity securities, comprised of common and non-redeemable preferred stocks, are classified as available for sale and are reported at market value. Unrealized gains and losses are included directly in a separate component of stockholders' equity, net of income taxes.

        Mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts. If the Company determines that the value of any mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or the fair value of the underlying collateral.

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

        The Company has equity index annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specified equity market index. A portion of the premium from each policyholder is invested in investment grade fixed income securities to cover the minimum guaranteed value due the policyholder at the end of the contract term. A portion of the premium is used to purchase derivatives consisting of call options on the applicable equity market indices to fund the index credits due to equity index annuity holders. Substantially all of such call options are one year options which are closely matched to the annual crediting liabilities on such policies. In addition, the call options are marked to market with the change in fair value included as a component of our revenues. On the respective anniversary dates of the equity index policies, the equity index used to compute such annual crediting liabilities is reset and the Company purchases new one-year call options to fund the next annual index credit. The Company manages the cost of these purchases through the terms of its equity index annuities, which permits the Company to change annual participation rates, asset fees, and/or caps, subject to guaranteed minimums. By reducing participation rates, asset fees or caps, the Company can limit option costs to budgeted amounts except in cases where the minimum guarantees prevent further reductions in these contract terms.

        The Company's strategy attempts to mitigate any potential risk of loss under these agreements through a regular monitoring process which evaluates the program's effectiveness. The Company is exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, the Company purchases its option contracts from multiple counterparties and evaluates the creditworthiness of all counterparties prior to purchase of the contracts. At December 31, 2002, all of these options had been purchased from nationally recognized investment banking institutions with a Standard and Poor's credit rating of BBB+ or higher.

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

        For the year ended December 31, 2002 and 2001, change in fair value of derivatives of $(57.8) million and $(55.2) million, respectively, represents the change in fair value on call options used to fund the next-year income credit to the equity index annuities. The change in fair value of options embedded within the equity index products (including the forward options) was $(5.0) million and $12.9 million for the year ended December 31, 2002 and 2001, respectively. Amortization of deferred policy acquisition costs was increased by $1.4 million for the year ended December 31, 2002 and decreased by $0.8 million for the year ended December 31, 2001 as a result of the impact of SFAS No. 133.

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

        Prior to the adoption of SFAS No. 133, the Company recorded the options at amortized cost plus intrinsic value, if any. Changes in the intrinsic value of the options were offset by changes to the policy benefit liabilities in the consolidated statements of income. This amount was ($21.7) million during the year ended December 31, 2000.

Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Deferred Policy Acquisition Costs

        To the extent recoverable from future policy revenues and gross profits, certain costs of producing new business, principally commissions, first-year bonus interest and certain costs of policy issuance (including policy issue costs of $4.1 million in 2002, $4.9 million in 2001 and $2.7 million in 2000) have been deferred. For annuity and single premium universal life products, these costs are being amortized generally in proportion to expected gross profits from surrender charges and investment, mortality, and expense margins. That amortization is adjusted retrospectively when estimates of future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. Deferred policy acquisition costs are also adjusted for the change in amortization that would have occurred if available-for-sale fixed maturity securities had been sold at their aggregate market value and the proceeds reinvested at current yield. The impact of this adjustment is included in accumulated other comprehensive income (loss) within stockholders' equity.

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

Intangibles

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. Under the new Statements, goodwill and intangibles with indefinite lives will no longer be amortized but will be subject to impairment tests at least on an annual basis. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The adoption of these Statements on January 1, 2002 did not have a material impact to the Company. The Company's intangible assets at December 31, 2002, which are included in other assets, consist of deferred debt and trust preferred security issue costs of $1.8 million and other intangible assets not subject to amortization of $0.3 million related to insurance licenses acquired in connection with the purchase of an inactive life insurance company in 1996.

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

Future Policy Benefits

        Future policy benefit reserves for annuity and single premium universal life products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for these products ranged from 3.0% to 12.0% in 2002 and 2001 and from 3.0% to 12.5% in 2000. A portion of this amount ($28.2 million, $17.4 million and $10.0 million during the years ended December 31, 2002, 2001 and 2000, respectively) represents an additional interest credit on first-year premiums payable until the first contract anniversary date (first-year bonus interest). Such amounts have been offset against interest credited to account balances and deferred as policy acquisitions costs.

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

        Certain group policies include provisions for annual experience refunds of premiums equal to net premiums received less a 16% administrative fee and less claims incurred. Such amounts (2002—$0.3 million; 2001—$0.6 million; and 2000—$0.3 million) are reported as a reduction of traditional life and accident and health insurance premiums in the consolidated statements of income.

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

Stockholders' Equity

        In connection with the issuance of the Company's common stock under certain private placement offerings, the Company issued warrants to purchase one additional share of common stock for every five shares that were purchased. During 2000, 170,625 warrants were exercised at a price of $4.00 per share. During 2002, 34,125 warrants were exercised at a price of $4.00 per share.

        The Company issued 625,000 shares of 1998 Series A Participating Preferred Stock, at par, under a private placement offering in 1998 in exchange for cash of $10 million. These shares have participating dividend rights with shares of the Company's common stock, when and as such dividends are declared. These shares are convertible into shares of the Company's common stock on a three-for-one basis, have no voting rights and have an aggregate liquidation preference of $10 million.

Recognition of Premium Revenues and Costs

        Revenues for annuity and single premium universal life products include surrender charges assessed against policyholder account balances and mortality and expense charges (single premium universal life products only) during the period. Expenses related to these products include interest credited to policyholder account balances and benefit claims incurred in excess of policyholder account balances (single premium universal life products only).

        Traditional life and accident and health insurance premiums are recognized as revenues over the premium-paying period. Future policy benefits are recognized as expenses over the life of the policy by means of the provision for future policy benefits.

        All insurance-related revenues, benefits, losses and expenses are reported net of reinsurance ceded.

Premiums and Deposits by Product Type

        The Company markets equity index annuities, fixed rate annuities, a variable annuity and life insurance. In connection with its reinsured group life business, the Company also collects renewal premiums on certain accident and health insurance policies. Premiums and deposits (after cancellations and net of reinsurance) collected in 2002, 2001 and 2000, by product category were as follows:

	Year ended December 31,
Product Type
	2002	2001	2000
	(Dollars in thousands)
Equity Index Annuities:
Index Strategies	$523,224	$431,571	$596,863
Fixed Strategy	370,496	156,553	37,030

Total Equity Index Annuities	893,720	588,124	633,893
Fixed Rate Annuities	703,628	1,418,758	209,447
Life Insurance	12,958	12,349	10,169
Accident and Health	706	792	865
Variable Annuities	83	15	3,895

	$1,611,095	$2,020,038	$858,269

Stock-Based Compensation

        The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the company's employee stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

        Pro forma information regarding net income is required by SFAS No. 123 as amended by SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options and subscription rights under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a minimum value option pricing model (which is used for non-public companies) with the following weighted-average assumptions:

	2002	2001	2000
Risk-free interest rate	1.45%	2.44%	6.70%
Dividend yield	0%	0%	0%
Weighted-average expected life	3 years	3 years	3 years

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per common share were as follows:

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands, except per share data)
Net income, as reported	$14,207	$872	$4,784
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(491)	(38)	(1,201)

Net income, pro forma	$13,716	$834	$3,583

Basic earnings per common share, as reported	$0.87	$0.05	$0.29
Basic earnings per common share, pro forma	$0.84	$0.05	$0.22
Diluted earnings per common share, as reported	$0.80	$0.05	$0.26
Diluted earnings per common share, pro forma	$0.77	$0.05	$0.19

Comprehensive Income (Loss)

        Comprehensive income (loss) includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. Other comprehensive income (loss) excludes net realized investment gains included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $(0.1) million, $0.4 million and $4.2 million in 2002, 2001 and 2000, respectively. Such amounts, which have been measured through the date of sale, are net of adjustments to deferred policy acquisition costs and income taxes totaling $(0.1) million in 2002, $0.4 million in 2001 and $1.5 million in 2000.

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

        The following sets forth a comparison of the fair values and carrying amounts of the Company's financial instruments:

	December 31,
	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$3,753,144	$3,753,144	$2,974,761	$2,974,761
Held for investment	1,149,510	1,151,337	454,605	412,378
Equity securities, available for sale	17,006	17,006	18,245	18,245
Mortgage loans on real estate	334,339	359,447	108,181	109,806
Derivative instruments	52,313	52,313	40,052	40,052
Policy loans	295	295	291	291
Cash and cash equivalents	21,163	21,163	184,130	184,130
Separate account assets	2,810	2,810	3,858	3,858
Liabilities
Annuity and single premium universal life policy benefit reserves	5,419,276	4,703,588	3,968,455	3,498,954
Amounts due to related party under General Agency Commission and Servicing Agreement	40,345	40,345	46,607	49,600
Notes payable	43,333	43,333	46,667	46,667
Amounts due under repurchase agreements	241,731	241,731	—	—
Liabilities related to separate account	2,810	2,810	3,858	3,858
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts	100,486	97,243	100,155	104,962

3.    Investments

        At December 31, 2002 and 2001, the amortized cost and estimated fair value of fixed maturity securities and equity securities were as follows:

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government and agencies	$3,116,562	$19,348	$(1,907)	$3,134,003
State, municipal and other governments	5,621	10	—	5,631
Public utilities	52,308	1,622	(2,907)	51,023
Corporate securities	354,071	3,407	(19,408)	338,070
Redeemable preferred stocks	11,882	1,180	(240)	12,822
Mortgage and asset-backed securities	256,470	1,885	(46,760)	211,595

	$3,796,914	$27,452	$(71,222)	$3,753,144

Held for investment:
United States Government and agencies	$1,073,837	$2,406	$(579)	$1,075,664
Corporate securities	75,673	—	—	75,673

	$1,149,510	$2,406	$(579)	$1,151,337

Equity securities, available for sale:
Non-redeemable preferred stocks	$11,218	$271	$(110)	$11,379
Common stocks	6,833	17	(1,223)	5,627

	$18,051	$288	$(1,333)	$17,006

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government and agencies	$1,770,024	$3,080	$(64,631)	$1,708,473
State, municipal and other governments	5,234	—	(135)	5,099
Public utilities	39,315	525	(1,368)	38,472
Corporate securities	495,971	4,813	(27,228)	473,556
Redeemable preferred stocks	15,704	1,539	(188)	17,055
Mortgage and asset-backed securities	774,792	2,534	(45,220)	732,106

	$3,101,040	$12,491	$(138,770)	$2,974,761

Held for investment:
United States Government and agencies	$379,011	$—	$(45,210)	$333,801
Corporate securities	75,594	2,983	—	78,577

	$454,605	$2,983	$(45,210)	$412,378

Equity securities, available for sale:
Non-redeemable preferred stocks	$15,418	$18	$(130)	$15,306
Common stocks	3,191	—	(252)	2,939

	$18,609	$18	$(382)	$18,245

        The amortized cost and estimated fair value of fixed maturity securities at December 31, 2002, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company's mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Availabale for sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one year through five years	$15,739	$16,270	$—	$—
Due after five years through ten years	343,676	346,980	—	—
Due after ten years through twenty years	657,328	653,856	119,371	119,533
Due after twenty years	2,523,701	2,524,443	1,030,139	1,031,804

	3,540,444	3,541,549	1,149,510	1,151,337
Mortgage-backed and asset-backed securities	256,470	211,595	—	—

	$3,796,914	$3,753,144	$1,149,510	$1,151,337

        Net unrealized losses on available-for-sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following at December 31, 2002 and 2001:

	December 31,
	2002	2001
	(Dollars in thousands)
Net unrealized losses on available-for-sale fixed maturity securities and equity securities	$(44,815)	$(126,643)
Adjustments for assumed changes in amortization of deferred policy acquisition costs	25,587	75,057
Net unrealized gain and amortization on fixed maturity securities transferred from available-for-sale to held for investment	853	—
Deferred income tax benefit	6,431	18,055

Net unrealized losses reported as accumulated other comprehensive loss	$(11,944)	$(33,531)

        Components of net investment income are as follows:

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Fixed maturity securities	$288,087	$196,933	$129,066
Equity securities	1,194	786	754
Mortgage loans on real estate	15,025	2,347	—
Derivative instruments	—	—	(32,162)
Policy loans	19	20	19
Cash and cash equivalents	3,500	12,281	1,703
Other	2,892	(1,137)	2,083

	310,717	211,230	101,463
Less investment expenses	(2,169)	(2,144)	(1,403)

Net investment income	$308,548	$209,086	$100,060

        Proceeds from sales of available for sale fixed maturity securities for the years ended December 31, 2002, 2001 and 2000 were $1,821.1 million, $603.9 million and $6.5 million, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the years ended December 31, 2002, 2001 and 2000 were $1,706.6 million, $1,131.0 million and $622.4 million, respectively.

        Net realized gains (losses) included in revenues for the years ended December 31, 2002, 2001 and 2000 are as follows:

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$19,943	$12,820	$—
Gross realized losses	(6,773)	(4,439)	(977)
Writedowns (other than temporary impairments)	(13,030)	(7,773)	—

	140	608	(977)
Equity securities	(262)	179	(434)

	$(122)	$787	$(1,411)

        Changes in unrealized appreciation (depreciation) on investments for the years ended December 31, 2002, 2001 and 2000 are as follows:

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$44,054	$22,030	$18,325

Investments carried at estimated fair value:
Fixed maturity securities, available for sale	$82,509	$(77,463)	$24,629
Equity securities, available for sale	(681)	400	(357)

	81,828	(77,063)	24,272
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs	(49,470)	51,441	3,971
Deferred income tax asset	(11,624)	8,967	(9,884)
Net unrealized gain and amortization on fixed maturity securities transferred from available-for-sale to held for investment	853	—	—

	(60,241)	60,408	(5,913)

Change in unrealized appreciation (depreciation) on investments carried at estimated fair value	$(21,587)	$(16,655)	$18,359

        During 2002, we transferred fixed maturity securities at fair value of $436.7 million (amortized cost of $435.7 million) from available for sale to held for investment to match our investment objectives, which are to hold these investments to maturity. The unrealized gain on these securities on the date of transfer ($1.0 million) is included as a separate component of accumulated other comprehensive loss, and will be amortized over the lives of the securities.

        The Company's mortgage loan portfolio totaled $334.3 million and $108.2 million at December 31, 2002 and 2001, respectively, with commitments outstanding of $49.3 million at December 31, 2002. The portfolio consists of commercial mortgage loans diversified as to property type, location and loan size. The loans are collateralized by the related properties. The Company's mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31,
	2002		2001
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East North Central	$35,989	10.8%	$9,189	8.5%
East South Central	15,796	4.7%	16,029	14.8%
Middle Atlantic	40,879	12.2%	18,352	17.0%
Mountain	26,478	7.9%	—	—
New England	13,242	4.0%	3,496	3.2%
Pacific	20,499	6.1%	—	—
South Atlantic	96,401	28.8%	39,260	36.3%
West North Central	65,177	19.5%	21,855	20.2%
West South Central	19,878	6.0%	—	—

Total	$334,339	100.0%	$108,181	100.0%

	December 31,
	2002		2001
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Property type distribution
Office	$126,818	37.9%	$42,059	38.9%
Retail	101,485	30.4%	19,131	17.7%
Industrial	70,141	21.0%	28,609	26.4%
Hotel	21,218	6.3%	13,135	12.1%
Apartment	968	0.3%	—	—
Mixed use/other	13,709	4.1%	5,247	4.9%

Total	$334,339	100.0%	$108,181	100.0%

        During 2002, the Company entered into a transaction relating to the short-sale of $150.0 million of U.S. Treasury Securities. The transaction was intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. This transaction settled on November 14, 2002 and the net effect of $0.6 million is included in the consolidated statement of income as other interest expense.

        During 2000, the Company purchased financial futures instruments and total return exchange agreements as a part of its asset-liability management activities. The operations of the Company are subject to risk of interest rate fluctuations to the extent that there is a difference between the amount of the Company's interest-earning assets and interest-bearing liabilities that mature in specified periods. The principal objective of the Company's asset-liability management activities is to provide maximum levels of net investment income while maintaining acceptable levels of interest rate and liquidity risk, and facilitating the funding needs of the Company. Financial futures contracts are commitments to either purchase or sell a financial instrument at a specific future date for a specified price and may be settled in cash or through delivery of the financial instrument. Total return exchange agreements generally involve the exchange of the total return or yield on a referenced security for a specified interest rate.

        If a financial futures contract used to manage interest rate risk was terminated early and resulted in payments based on the change in value of the underlying asset, any resulting gain or loss was deferred and amortized as an adjustment to the yield of the designated asset over its remaining life as long as the transaction qualified for hedge accounting. The effectiveness of the hedge was measured by a historical and probable future high correlation of changes in the fair value of the hedging instruments with changes in value of the hedged item. If correlation ceased to exist, hedge accounting would have been terminated and gains or losses recorded in income. During 2000, high correlation was achieved. Deferred losses of $2.3 million for 2000 are included in held-for-investment fixed maturities and are being amortized as an adjustment to interest income over the life of the hedged instrument.

        For total return exchange agreements, the change in fair value of these agreements was recognized as a component of our revenues. In 2000, the change in fair value of these agreements totaled $(3.4) million.

        The Company did not purchase or enter into any financial futures instruments or total return exchange agreements during 2002 or 2001 and all agreements were terminated or matured as of December 31, 2000.

        At December 31, 2002, fixed maturity securities and short-term investments with an amortized cost of $5,293.5 million were on deposit with state agencies to meet regulatory requirements. There are no restrictions on these assets.

        At December 31, 2002, the following investments in any person or its affiliates (other than bonds issued by agencies of the United States Government) exceeded 10% of stockholders' equity:

Issuer	Estimated Fair Value and Carrying Amount	Amortized	Issuer	Estimated Fair Value and Carrying Amount	Amortized Cost
(Dollars in thousands)			(Dollars in thousands)
FBL Capital Trust I	$75,673	$75,673	Northern States Power Co.	$11,733	$11,277
JP Morgan	20,896	20,954	Ashland Oil Co.	11,075	11,139
USTDB Inc.	13,653	19,450	Lehman Brothers Holdings	10,805	11,076
Knight Funding	14,861	18,387	Principal Guaranteed Arm	10,424	10,884
AIG Global	13,034	18,302	Tampa Electric Co.	10,595	10,407
USTDB Inc.	12,436	17,767	PSEG Power	10,592	9,957
Oakwood Mtg. Inv. Inc.	10,329	17,022	Mony Group	10,522	9,942
Dow Chemical	15,094	15,252	American Airlines	9,329	9,465
General Motors Corp.	14,572	15,081	Hertz Corp.	9,392	9,462
Continental Airlines	12,043	14,862	American Financial Group	9,323	9,394
Goldman Sachs Group Inc.	15,129	14,684	Northwest Airlines	5,586	9,249
CIT Group	14,142	14,075	South Street	6,621	8,644
Principal Financial Group	13,761	13,670	Sutter Notes	6,700	8,563
Ford Motor	12,460	13,651	Countrywide Capital	8,543	8,337
Deloitte & Touche	13,455	13,527	Oakwood Mtg. Inv. Inc.	4,491	8,145
TPREF Funding II	11,900	11,874	Land O Lakes Capital Trust	3,760	8,076
AXA	11,278	11,550

4.    Deferred Policy Acquisition Costs

        An analysis of deferred policy acquisition costs is presented below for the years ended December 31, 2002 and 2001:

	2002	2001
	(Dollars in thousands)
Balance at beginning of year	$492,757	$289,609
Costs deferred during the year	192,093	171,850
Amortized to expense during the year	(39,930)	(23,040)
Other	—	2,897
Effect of unrealized losses	(49,470)	51,441

Balance at end of year	$595,450	$492,757

5.    Reinsurance and Policy Provisions

        In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers. Reinsurance coverages for life insurance vary according to the age and risk classification of the insured.

        Reinsurance contracts do not relieve the Company of its obligations to its policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, the Company's life insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses to the Company. To limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers, and monitors concentrations of credit risk. Insurance premiums have been reduced by $0.6 million, $0.2 million and $0.2 million and insurance benefits have been reduced by $0.1 million, $0.2 million and $0.4 million during the years ended December 31, 2002, 2001 and 2000, respectively, as a result of cession agreements.

        No allowance for uncollectible amounts has been established against the Company's asset for amounts receivable from other insurance companies since none of the receivables are deemed by management to be uncollectible.

        Financial Reinsurance.    Effective January 1, 2001, the Company's life insurance subsidiary, American Equity Investment Life Insurance Company (American Equity Life), entered into a transaction treated as reinsurance under statutory accounting requirements and as financial reinsurance under accounting principles generally accepted in the United States (GAAP) with a subsidiary of Swiss Reinsurance Company ('Swiss Re') which includes a coinsurance segment on a 2% quota share basis and a yearly renewable term segment reinsuring a portion of death benefits payable on annuities produced after January 1, 2001 through approximately July 31, 2001. The coinsurance segment provides reinsurance to the extent of 2% of all risks associated with the Company's annuity policies covered by this reinsurance agreement. The Company received a 2% expense allowance for this segment which is being repaid over a five-year period from the profits emerging from the reinsured block of policies. This segment of the reinsurance agreement provided $20 million in statutory surplus benefit during 2001.

        The second segment is yearly renewable term reinsurance whereby Swiss Re's subsidiary reinsures risks associated with the death benefits on the Company's annuity products to the extent such benefits exceed the cash surrender values of the applicable contracts. The Company has received the maximum expense allowance allowable under this agreement of $15 million during 2001 which was equal to 2.25% - 3% of the first year premiums on annuities issued after January 2001 through approximately July 31, 2001. This amount is to be paid ratably over a five-year period. The balance at December 31, 2002 and 2001 was $10.9 million and $14.3 million, respectively. This agreement bears interest at the ninety day London Interbank Offered Rate plus 140 basis points (2.78% at December 31, 2002) and interest incurred was $0.4 million for each of the years ended December 31, 2002 and 2001.

        Under the Swiss Re agreement, the Company is required to meet certain financial ratio requirements. The Company currently does not meet the risk-based capital and A.M. Best Company rating requirements under the agreement. Discussions with Swiss Re are on going in regards to the issue of a waiver or transfer of the agreement to another reinsurance company. If an agreement cannot be reached, the Company will no longer receive experience refunds under the agreement and an acceleration of the repayment/recapture of the agreement will occur.

        American Equity Life entered into a reinsurance transaction effective November 1, 2002, with Hannover Life Reassurance Company of America which is treated as reinsurance under statutory accounting requirements and as financial reinsurance under GAAP. This agreement includes a coinsurance segment and a yearly renewable term segment reinsuring a portion of death benefits payable on certain annuities issued from January 1, 2002 to December 31, 2002. The coinsurance segment provides reinsurance to the extent of 6.88% of all risks associated with our annuity policies covered by this reinsurance agreement. This agreement provided approximately $29.8 million in statutory surplus benefit during 2002. Risk charges of $0.2 million were incurred during the year ended December 31, 2002, related to this agreement.

        Coinsurance.    Effective August 1, 2001, American Equity Life entered into a coinsurance agreement with Equitrust Life Insurance Company ('Equitrust'), an affiliate of Farm Bureau Life Insurance Company ('Farm Bureau') covering 70% of certain of the Company's non-multi-year guarantee fixed annuities and equity index annuities issued from August 1, 2001 through December 31, 2001 and 40% of those contracts for 2002 and 2003. As of December 31, 2002, Farm Bureau beneficially owned 32.47% of the Company's common stock. Total annuity deposits ceded were approximately $837.9 million and $418.3 million for the year ended December 31, 2002 and the period from August 1, 2001 to December 31, 2001, respectively. Expense allowances received were approximately $99.4 million and $51.2 million under this agreement for the year ended December 31, 2002 and the period from August 1, 2001 to December 31, 2001, respectively. The balance due under this agreement to Farm Bureau was $1.5 million at December 31, 2002 and $22.9 million at December 31, 2001, and represents the market value of the call options related to the ceded business held by the Company to fund the index credits and cash due to or from Farm Bureau related to the transfer of annuity deposits.

        During 1998, the Company entered into a modified coinsurance agreement to cede 70% of its variable annuity business to Equitrust. Under this agreement, the Company paid Equitrust $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. The modified coinsurance agreement has an initial term of four years and will continue thereafter until termination by written notice at the election of either party. Any such termination will apply to the submission or acceptance of new policies, and business reinsured under the agreement prior to any such termination is not eligible for recapture before the expiration of 10 years. Equitrust (or one of its affiliates) provides the administrative support necessary to manage this business.

6.    Income Taxes

        The Company will file a consolidated federal income tax return with all its subsidiaries for 2002. For 2001 and 2000, the Company filed a consolidated income tax return with all its subsidiaries except American Equity Life and American Equity Investment Life Insurance Company of New York, which filed separate consolidated federal income tax returns.

        Deferred income taxes are established by the Company and its subsidiaries based upon the temporary differences among financial reporting and tax bases of assets and liabilities within each entity, the reversal of which will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled, measured using the enacted tax rates.

        The Company's income tax expense is as follows:

	For the year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Current income taxes	$18,390	$6,127	$5,225
Deferred income taxes	(11,091)	(5,794)	(2,840)

Total income tax expense	$7,299	$333	$2,385

        Income tax expense differed from that computed at the applicable statutory federal income tax rate (35%) as follows.

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Income before income taxes, minority interests and cumulative effect of change in accounting principle	$28,951	$9,453	$14,618

Income tax expense on income before income taxes, minority interests and cumulative effect of change in accounting principle at statutory rate	$10,133	$3,309	$5,116
Tax effect of:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	(2,606)	(2,607)	(2,607)
State income taxes	(233)	(201)	(151)
Dividends received deduction	(41)	(100)	—
Other	46	(68)	27

Income tax expense	$7,299	$333	$2,385

        The tax effect of individual temporary differences at December 31, 2002 and 2001, is as follows:

	December 31,
	2002	2001
	(Dollars in thousands)
Deferred income tax assets:
Policy benefit reserves	$207,651	$143,648
Unrealized depreciation on available-for-sale fixed maturity securities and equity securities	6,431	18,055
Deferred compensation	534	408
Net operating loss carryforwards	5,830	4,586
Net capital loss carryforward	—	5,614
Amounts due to reinsurers	3,818	4,773
Other	570	298

	224,834	177,382
Deferred income tax liabilities:
Accrued discount on fixed maturity securities	(6,888)	(10,348)
Deferred policy acquisition costs	(166,856)	(115,359)
Value of insurance in force acquired	(109)	(145)
Other	(270)	(286)

	(174,123)	(126,138)

Deferred income tax asset	$50,711	$51,244

        The Company regularly reviews its need for a valuation allowance against its deferred income tax assets. At December 31, 2002, no valuation allowance against its deferred income taxes has been established due to the Company's adoption of plans and policies relative to future taxable income or loss of non-life entities.

        At December 31, 2002, the Company has non-life net operating loss carryforwards for tax purposes of $14.4 million which expire in 2010 through 2022.

7.    Notes Payable and Amounts Due Under Repurchase Agreements

        The Company has a credit agreement with three banks. The amount outstanding under this agreement was $43.3 million at December 31, 2002, of which $10.0 million was borrowed in December, 2002 and contributed to the surplus of American Equity Life. The amount outstanding under this agreement at December 31, 2001 was $46.7 million. Principal and interest under this agreement are paid quarterly. The notes bear interest (4.36% at December 31, 2002) at prime or LIBOR plus a specified margin of up to 2.25%. Under this agreement, the Company is required to maintain minimum capital and surplus levels at American Equity Life and meet certain other financial and operating ratio requirements. The Company is also prohibited from incurring other indebtedness for borrowed money without obtaining a waiver from the lenders and from paying dividends on its capital stock in excess of 25% of consolidated net income for the prior fiscal year. At December 31, 2002, the annual maturities of the notes payable are as follows: 2003—$15.3 million; 2004—$15.3 million; 2005—$8.7 million; 2006—$2.0 million; 2007—$2.0 million.

        As part of its investment strategy, the Company enters into securities lending programs to increase its return on investments and improve its liquidity. These transactions are accounted for as amounts due under repurchase agreements (short-term collateralized borrowings). These borrowings are collateralized by investment securities with fair market values approximately equal to the amount due. Such borrowings averaged approximately $137.8 million, $100.0 million, $50.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. The weighted average interest rate on amounts due under repurchase agreements was 1.59%, 6.51% and 6.49% for the years ended December 31, 2002, 2001 and 2000, respectively.

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

        On October 1, 2002, the Service Company and the Company further amended their agreement to provide for the payment of 35% of the agents' commissions payable by the Service Company for policies issued from October 1, 2002 through December 31, 2002, and the Company agreed to pay the Service Company quarterly renewal commissions of .325% of in-force amounts received thereafter. Effective October 1, 2002, the Company also agreed to pay the Service Company quarterly renewal commissions of .325% of in-force amounts on policies issued from January 1, 1998 through August 31, 1999 and .7% of in-force amounts on policies issued prior to January 1, 1998. The termination date of the agreement was extended to December 31, 2008.

        In connection with the General Agency Commission and Servicing Agreement, the Company records commissions and a related payable for amounts paid by the Service Company. Interest expense is recorded based upon estimated future payments to the Service Company based upon an imputed interest rate (approximately 9.0%) for each of the periods presented. Estimated future payments are evaluated regularly and the imputed interest rate will be adjusted when deemed necessary. During the years ended December 31, 2002 and 2000, the Service Company paid $11.8 million and $28.4 million, respectively, to agents of the Company. The Company paid renewal commissions to the Service Company of $21.7 million, $23.2 million, and $20.5 million during the years ended December 31, 2002, 2001 and 2000, respectively.

        Estimated future payments under the General Agency Commission and Servicing Agreement at December 31, 2002 are as follows (Dollars in thousands):

Year ending December 31:
2003	$25,247
2004	14,887
2005	4,106
2006	255

44,495
Amounts representing interest	(4,150)

Net amount	$40,345

        As a source of funding its portion of producing agents' commission payments, the Service Company borrowed funds from David J. Noble, Chairman, Chief Executive Officer and President of the Company. The amount payable to Mr. Noble by the Service Company at December 31, 2002 and 2001 was $24.1 million and $22.4 million, respectively. As an alternate source of funds for such first year commissions, the Service Company borrowed funds from the Company. At December 31, 2002 and 2001, amounts receivable from the Service Company totaled $20.5 million and $29.1 million, respectively. Principal and interest on all loans to the Service Company are payable quarterly over five years from the date of the advance. The Service Company repays the above described indebtedness from the renewal commissions paid to it under the General Agency Commission and Servicing Agreement. Interest on such indebtedness accrues at "reference rate" of the financial institution that is the Company's principal lender. This rate averaged 8.70% in 2002, and 8.64% in 2001 and 2000.

9.    Minority Interests in Subsidiary Trusts

        During 1999, American Equity Capital Trust I ("Trust I"), a wholly-owned subsidiary of the Company, issued $26.0 million of 8% Convertible Trust Preferred Securities (the "8% Trust Preferred Securities"). In connection with Trust I's issuance of the 8% Trust Preferred Securities and the related purchase by the Company of all of Trust I's common securities, the Company issued $26.8 million in principal amount of its 8% Convertible Junior Subordinated Debentures, due September 30, 2029 (the "8% Debentures") to Trust I. The sole assets of Trust I are the 8% Debentures and any interest accrued thereon. Each 8% Trust Preferred Security is convertible into three shares of common stock of the Company at a conversion price equal to the lesser of (i) $10 per share or (ii) 90% of the initial price per share to the public of the Company's common stock sold in connection with its initial public offering of such common stock (the "IPO"). The interest payment dates on the 8% Debentures correspond to the distribution dates on the 8% Trust Preferred Securities. The 8% Trust Preferred Securities, which have a liquidation value of $10 per share plus accrued and unpaid distributions, mature simultaneously with the 8% Debentures. At December 31, 2002, 863,671 shares of 8% Trust Preferred Securities were outstanding, all of which are unconditionally guaranteed by the Company to the extent of the assets of Trust I.

        Also during 1999, American Equity Capital Trust II ("Trust II"), a wholly-owned subsidiary of the Company, issued 97,000 shares of 5% Trust Preferred Securities (the "5% Trust Preferred Securities") to Iowa Farm Bureau Federation, which owns more than 50% of the voting capital stock of FBL Financial Group, Inc. ("FBL"), parent company of Farm Bureau.

        The 5% Trust Preferred Securities, which have a liquidation value of $100 per share ($97.0 million in the aggregate), have been assigned a fair value of $78.6 million (based upon an effective 7% yield-to-maturity). The consideration received by Trust II in connection with the issuance of the 5% Trust Preferred Securities consisted of fixed income trust preferred securities of equal value which were issued by FBL.

        In connection with Trust II's issuance of the 5% Preferred Securities and the related purchase by the Company of all of Trust

II's common securities, the Company issued $100.0 million in principal amount of its 5% Subordinated Debentures, due June 1, 2047 (the "5% Debentures") to Trust II. The sole assets of Trust II are the 5% Debentures and any interest accrued thereon. The interest payment dates on the 5% Debentures correspond to the distribution dates on the 5% Trust Preferred Securities. The 5% Trust Preferred Securities mature simultaneously with the 5% Debentures. All of the 5% Trust Preferred Securities are unconditionally guaranteed by the Company to the extent of the assets of Trust II.

10.    Retirement and Stock Compensation Plans

        The Company has adopted a contributory defined contribution plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees of the Company, subject to minimum eligibility requirements. Employees can contribute up to 15% of their annual salary (with a maximum contribution of $11,000 in 2002 and $10,500 in 2001 and 2000) to the plan. The Company contributes an additional amount, subject to limitations, based on the voluntary contribution of the employee. Further, the plan provides for additional employer contributions based on the discretion of the Board of Directors. Plan contributions charged to expense were $0.1 for each of the years ended December 31, 2002, 2001 and 2000.

        The Company has entered into deferred compensation arrangements with certain officers, directors, and consultants, whereby these individuals agreed to take common stock of the Company at a future date in lieu of cash payments. The common stock is to be issued in conjunction with a "trigger event", as that term is defined in the individual agreements. At December 31, 2002 and 2001, these individuals have earned, and the Company has reserved for future issuance, 288,329 shares of common stock pursuant to these arrangements. The Company has also accrued $1.2 million as an other liability at December 31, 2002 and 2001, representing the value associated with the shares earned.

        During 1997, the Company established the American Equity Investment NMO Deferred Compensation Plan whereby agents can earn common stock in addition to their normal commissions. Awards are calculated using formulas determined annually by the Company's Board of Directors and are generally based upon new annuity deposits. For the years ended December 31, 2002, 2001 and 2000, agents earned the right to receive 692,439; 563,637 and 262,395 shares, respectively. These shares will be awarded at the end of the vesting period of 4 years. A portion of the awards may be subject to forfeiture if certain production levels are not met over the remaining vesting period. The Company recognizes commission expense as the awards vest. For the years ended December 31, 2002, 2001 and 2000, agents vested in 476,918; 351,717 and 216,402 shares of common stock, respectively, and the Company recorded commission expense (which was subsequently capitalized as deferred policy acquisition costs) of $2.6 million, $2.5 million and $1.6 million, respectively, under these plans. Amounts accrued are reported as other liabilities until the stock has been issued. At December 31, 2002, the Company has reserved 2,086,000 shares for future issuance under the plans. One of the Company's national marketing organizations accounted for more than 10% of the annuity deposits and insurance premium collections during 2002 and 2001. Two of the Company's national marketing organizations each accounted for more than 10% of the annuity deposits and insurance premium collections during 2000.

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

        The Company has a Stock Option and Warrant Agreement with the Company's Chairman (and owner of 10% of its outstanding common stock at December 31, 2002) which allows the purchase of 1,200,000 shares of the Company's common stock. Included in this amount are warrants to purchase 240,000 shares of common stock at $3.33 per share that were exercised in 2000 and options expiring in 2007 to purchase 600,000 shares of common stock at $3.33 per share and 360,000 shares of common stock at $7.33 per share.

        During 2000, as a separate deferred compensation agreement, the Company loaned the Chairman $0.8 million pursuant to a forgivable loan agreement. The forgivable loan agreement is with full recourse, and although the proceeds of the loan were used for the exercise of warrants described in the preceding paragraph, the loan is not collateralized by the shares issued in connection with the exercise of these warrants. Further, these warrants were not issued in connection with the Company's employee stock option plan, but were issued to Mr. Noble, the Company's founding shareholder, as part of his initial capitalization of the Company. This loan is repayable in five equal annual installments of principal and interest, each of which may be forgiven if Mr. Noble remains continuously employed by the Company in his present capacity, subject to specified exceptions.

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

        Changes in the number of stock options outstanding during the years ended December 31, 2002, 2001 and 2000 are as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Total Exercise Price
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2000	2,292,435	$4.72	$10,817
Granted	456,344	9.67	4,413
Cancelled	(118,575)	6.29	(746)
Exercised	(52,650)	3.68	(194)

Outstanding at December 31, 2000	2,577,554	5.54	14,290
Granted	87,500	9.67	846
Cancelled	(15,050)	7.91	(119)
Exercised	(5,052)	7.69	(39)

Outstanding at December 31, 2001	2,644,952	5.67	14,978
Granted	—		—
Cancelled	(15,547)	9.13	(142)
Exercised	(103)	9.67	(1)

Outstanding at December 31, 2002	2,629,302	5.64	$14,835

        Stock options outstanding at December 31, 2002 (all currently exercisable) are as follows:

	Number of Shares	Weighted- Average Remaining Life (in Years)
Exercise price:
$3.33	1,069,500	4.19
$4.00	347,250	4.56
$5.33	114,000	5.64
$7.33	569,760	5.16
$8.67	18,000	6.92
$9.67	510,792	8.15

	2,629,302

        At December 31, 2002, the Company had no shares of common stock available for future grant under the 1996 Stock Option Plan; 1,449,458 shares of common stock available for future grant under the 2000 Employee Stock Option Plan; and 225,000 shares of common stock available for future grant under the 2000 Directors Stock Option Plan.

        On December 1, 1997, in connection with a rights offering of shares of the Company's common stock, the Company issued subscription rights to purchase an aggregate of 2,157,375 shares of the Company's common stock to certain officers and directors. The subscription rights have an exercise price of $5.33 per share, were fully exercisable immediately, and expire on December 1, 2005. The subscription rights originally were to expire on December 1, 2002. The expiration was extended during 2002 to December 1, 2005 and the Company recognized compensation expense of $0.2 million.

11. Life Insurance Subsidiaries

        Prior approval of regulatory authorities is required for the payment of dividends to the Company by its life insurance subsidiaries which exceed an annual limitation. During 2003, American Equity Life could pay dividends to its parent of $25.9 million, without prior approval from regulatory authorities.

        Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's life insurance subsidiary differ from generally accepted accounting principles. Combined net income (loss) for the Company's life insurance subsidiaries as determined in accordance with statutory accounting practices was $26.0 million, $(17.2) million and $10.4 million in 2002, 2001 and 2000, respectively, and total statutory capital and surplus of the Company's life insurance subsidiaries was $227.2 million and $177.9 million at December 31, 2002 and 2001, respectively.

        The National Association of Insurance Commissioners (NAIC) revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual was effective January 1, 2001. Statutory capital and surplus increased $2.4 million during 2001due to the adoption of accounting changes resulting from the codification of statutory accounting principles.

        Life and health insurance companies are subject to certain risk-based capital (RBC) requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on the various risk factors related to it. At December 31, 2002, the Company's life subsidiaries meet the RBC requirements.

12. Commitments and Contingencies

        The Company leases its home office space and certain equipment under operating leases which expire through June 2007. During the years ended December 31, 2002, 2001 and 2000, rent expense totaled $1.0 million, $0.5 million and $0.6 million, respectively. At December 31, 2002, minimum rental payments due under all noncancellable operating leases with initial terms of one year or more are (dollars in thousands):

Year ending December 31:
2003	$1,026
2004	1,005
2005	924
2006	493
2007	70

$3,518

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

        In recent years, companies in the life insurance and annuity business have faced increased litigation, including class action lawsuits alleging improper design, improper sales practices and similar claims. The Company is currently a defendant in a purported class action lawsuit alleging improper sales practices. The Company's motion for dismissal of this claim was recently granted and class certification was denied. However, the plaintiff may re-file the claim within a specified period of time.

        In addition, the Company is from time to time subject to other legal proceedings and claims in the ordinary course of business, none of which management believe are likely to have a material adverse effect on our financial position, results of operations or cash flows. There can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

13.  Earnings Per Share

        The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands, except per share data)
Numerator:
Income before cumulative effect of change in accounting principle	$14,207	$1,671	$4,784
Cumulative effect of change in accounting for derivatives	—	(799)	—

Net income	$14,207	$872	$4,784

Denominator:
Weighted average common shares outstanding and issuable	14,528,387	14,530,978	14,365,267
Participating preferred stock	1,875,000	1,875,000	1,875,000

Denominator for earnings per common share	16,403,387	16,405,978	16,240,267
Effect of dilutive securities:
Warrants	3,179	17,330	105,344
Stock options and management subscription rights	377,845	1,361,409	1,705,364
Deferred compensation agreements	1,015,924	737,601	537,059

Denominator for earnings per common share—assuming dilution	17,800,335	18,522,318	18,588,034

Earnings per common share:
Income before cumulative effect of change in accounting principle	$0.87	$0.10	$0.29
Cumulative effect of change in accounting for derivatives	—	(0.05)	—

Earnings per common share	$0.87	$0.05	$0.29

Earnings per common share—assuming dilution:
Income before cumulative effect of change in accounting principle	$0.80	$0.09	$0.26
Cumulative effect of change in accounting for derivatives	—	(0.04)	—

Earnings per common share—assuming dilution	$0.80	$0.05	$0.26

        The effect of the convertible stock of the subsidiary trust has not been included in the computation of dilutive earnings per common share as the effect is antidilutive.

14.  Quarterly Financial Information (Unaudited)

        Unaudited quarterly results of operations are summarized below.

	2002
Quarter ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Premiums and product charges	$5,954	$7,842	$7,316	$7,928
Net investment income	67,586	76,592	77,878	86,492
Realized gains (losses) on sales of investments	(1,087)	569	608	(212)
Change in fair value of derivatives	(9,672)	(34,314)	(12,482)	(1,285)
Total revenues	62,781	50,689	73,320	92,923
Net income	3,258	4,251	2,901	3,797
Earnings per common share	$0.20	$0.26	$0.18	$0.23

Earnings per common share—assuming dilution	$0.18	$0.23	$0.16	$0.21

	2001
Quarter ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Premiums and product charges	$5,943	$6,518	$6,554	$6,646
Net investment income	41,630	50,724	60,260	56,472
Realized gains (losses) on sales of investments	156	583	69	(21)
Change in fair value of derivatives	(25,848)	(4,934)	(27,119)	2,743
Total revenues	21,881	52,891	39,764	65,840
Net income (loss)	(483)	3,251	2,030	(3,926)
Earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$0.02	$0.19	$0.12	$(0.27)
Cumulative effect of change in accounting for derivatives	(0.05)	—	—	—

Earnings (loss) per common share	$(0.03)	$0.19	$0.12	$(0.27)

Earnings (loss) per common share—assuming dilution:
Income before cumulative effect of change in accounting principle	$0.02	$0.17	$0.11	$(0.27)
Cumulative effect of change in accounting for derivatives	(0.05)	—	—	—

Earnings (loss) per common share—assuming dilution	$(0.03)	$0.17	$0.11	$(0.27)

        The differences between the change in fair value of derivatives by quarter primarily corresponds to the performance of the indices upon which our call options are based.

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

Schedule I—Summary of Investments—Other
Than Investments in Related Parties
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

December 31, 2002

Column A	Column B	Column C	Column D
Type of Investment	Amortized Cost (1)	Fair Value	Amount at which shown in the balance sheet (2)
	(Dollars in thousands)
Fixed maturity securities:
Available for sale
United States Government and agencies	$3,116,562	$3,134,003	$3,134,003
State, municipal and other governments	5,621	5,631	5,631
Public utilities	52,308	51,023	51,023
Corporate securities	354,071	338,070	338,070
Redeemable preferred stocks	11,882	12,822	12,822
Mortgage and asset-backed securities	256,470	211,595	211,595

	3,796,914	3,753,144	3,753,144
Held for investment
United States Government and agencies	1,073,837	1,075,664	1,073,837
Corporate securities	75,673	75,673	75,673

	1,149,510	1,151,337	1,149,510

Total fixed maturity securities	4,946,424	$4,904,481	4,902,654

Equity securities, available for sale:
Non-redeemable preferred stocks	11,218	$11,379	11,379
Common stocks	6,833	5,627	5,627

Total equity securities	18,051	$17,006	17,006

Mortgage loans on real estate	334,339		334,339
Derivative instruments	46,485		52,313
Policy loans	295		295
Cash and cash equivalents	21,163		21,163

Total investments	$5,366,757		$5,327,770

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

Schedule II—Condensed Financial Information of Registrant
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2002	2001
Assets
Cash and cash equivalents	$791	$3,755
Receivable from subsidiary (eliminated in consolidation)	480	500
Receivables from related party	20,462	29,139
Property, furniture and equipment, less allowances for depreciation of $1,031 in 2002 and $992 in 2001	68	107
Federal income tax recoverable	558	—
Deferred income tax asset	5,943	4,590
Other assets	2,301	2,664

	30,603	40,755
Investment in and advances to subsidiaries (eliminated in consolidation)	196,815	153,256

Total assets	$227,418	$194,011

Liabilities and Stockholders' Equity
Liabilities:
Notes payable	$43,333	$46,667
Payable to subsidiaries (eliminated in consolidation)	104,807	103,429
Amounts due to related party	100	—
Other liabilities	1,700	1,348

Total liabilities	149,940	151,444
Stockholders' equity:
Series preferred stock	625	625
Common stock	14,438	14,517
Additional paid-in capital	56,811	57,452
Accumulated other comprehensive loss	(11,944)	(33,531)
Retained earnings	17,548	3,504

Total stockholders' equity	77,478	42,567

Total liabilities and stockholders' equity	$227,418	$194,011

See accompanying note to condensed financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Income
(Dollars in thousands)

	Year ended December 31,
	2002	2001	2000
Revenues:
Net investment income	$20	$1,017	$3,479
Dividends from subsidiary (eliminated in consolidation)	5,000	—	1,500
Interest from subsidiary (eliminated in consolidation)	214	214	214
Investment advisory fees (eliminated in consolidation)	1,994	—	—
Surplus note interest from subsidiary (eliminated in consolidation)	2,780	3,076	2,006
Interest on note receivable from related party	2,379	3,386	2,053

Total revenues	12,387	7,693	9,252
Expenses:
Interest expense on notes payable	1,901	2,881	2,339
Interest expense on debentures issued to subsidiary trusts (eliminated in consolidation)	7,660	7,663	7,663
Other operating costs and expenses	2,453	1,147	620

Total expenses	12,014	11,691	10,622

Income (loss) before income tax benefit, equity in undistributed income of subsidiaries and minority interests	373	(3,998)	(1,370)
Income tax benefit	1,912	1,590	1,037

Income (loss) before equity in undistributed income of subsidiaries and minority interests	2,285	(2,408)	(333)
Equity in undistributed income of subsidiaries (eliminated in consolidation)	19,367	10,729	12,566

Income before minority interests in subsidiaries	21,652	8,321	12,233
Minority interests in subsidiaries:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	(7,445)	(7,449)	(7,449)

Net income	$14,207	$872	$4,784

See accompanying note to condensed financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2002	2001	2000
Operating activities
Net income	$14,207	$872	$4,784
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	159	198	199
Accrual of discount on fixed maturity security	—	59	(334)
Equity in undistributed income of subsidiaries	(19,367)	(10,729)	(12,566)
Minority interests in subsidiaries—earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	7,445	7,449	7,449
Accrual of discount on debenture issued to subsidiary trust	521	521	521
Deferred income tax benefit	(1,353)	(1,590)	(1,037)
Changes in operating assets and liabilities:
Receivable from subsidiary	20	—	2,695
Receivable from related party	8,677	13,234	3,416
Accrued investment income	—	—	547
Federal income tax recoverable	(558)	—	—
Other assets	343	(126)	(673)
Payable to subsidiaries	857	178	180
Amounts due to related parties	100	(4,000)	1,409
Other liabilities	352	(77)	197

Net cash provided by operating activities	11,403	5,989	6,787
Investing activities
Capital contributions to subsidiaries	(50)	(10,025)	(60)
Sales of preferred stock	—	16,942	—
Purchases of property, plant and equipment	—	(177)	—
Purchase of surplus notes from subsidiary	(10,000)	(16,000)	—
Purchase of note receivable from related party	—	—	(27,000)

Net cash used in investing activities	(10,050)	(9,260)	(27,060)

See accompanying note to condensed financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Cash Flows (Continued)
(Dollars in thousands)

	Year ended December 31,
	2002	2001	2000
Financing activities
Financing fees incurred and deferred	$(100)	$—	$(216)
Proceeds from notes payable	10,000	6,000	23,400
Repayments of notes payable	(13,334)	(3,333)	—
Net proceeds from issuance of common stock	137	39	1,956
Acquisition of common stock	(857)	(177)	(619)
Dividends paid	(163)	(164)	(152)

Net cash provided by (used in) financing activities	(4,317)	2,365	24,369

Increase (decrease) in cash and cash equivalents	(2,964)	(1,024)	4,096
Cash and cash equivalents at beginning of year	3,755	4,779	683

Cash and cash equivalents at end of year	$791	$3,755	$4,779

Supplemental disclosures of cash flow information
Cash paid during the year for interest:
Notes payable	$1,763	$2,881	$2,339
Debentures issued to subsidiary trusts	7,660	7,663	7,663
Non-cash investing and financing activities:
Fixed maturity security contributed to subsidiary	—	19,962	10,157

See accompanying note to condensed financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Note to Condensed Financial Statements
December 31, 2002

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

        Certain amounts in the 2001 condensed financial statements have been reclassified to conform to the 2002 condensed financial statement presentation.

Schedule III—Supplementary Insurance Information
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable acquisition costs
	(Dollars in thousands)
As of December 31, 2002: Life insurance	$595,450	$5,452,365	$—	$35,644

As of December 31, 2001: Life insurance	$492,757	$3,993,945	$—	$22,046

As of December 31, 2000: Life insurance	$289,609	$2,099,915	$—	$16,669

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses
	(Dollars in thousands)
Year ended December 31, 2002: Life insurance	$29,040	$308,548	$181,923	$39,930	$28,909

Year ended December 31, 2001: Life insurance	$25,661	$209,086	$120,606	$23,040	$27,277

Year ended December 31, 2000: Life insurance	$19,372	$100,060	$65,257	$8,574	$26,166

Schedule IV—Reinsurance
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2002:
Life insurance in force, at end of year	$2,084,417	$807	$133,745	$2,217,355	6.03%

Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$15,376	$—	$—	$15,376	—%
Traditional life and accident and health insurance premiums	10,421	362	3,605	13,664	26.38%

	$25,797	$362	$3,605	$29,040	12.41%

Year ended December 31, 2001:
Life insurance in force, at end of year	$2,366,765	$260,675	$209,647	$2,315,737	9.05%

Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$12,555	$35	$—	$12,520	—%
Traditional life and accident and health insurance premiums	9,043	156	4,254	13,141	32.37%

	$21,598	$191	$4,254	$25,661	16.58%

Year ended December 31, 2000:
Life insurance in force, at end of year	$2,365,190	$171,704	$161,793	$2,355,279	6.87%

Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$8,338	$—	$—	$8,338	—%
Traditional life and accident and health insurance premiums	8,600	182	2,616	11,034	23.71%

	$16,938	$182	$2,616	$19,372	13.50%

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, including Articles of Amendment**‡
3.2	Amended and Restated Bylaws†
4.1	Agreement dated December 4, 1997 between American Equity Investment Life Holding Company and Farm Bureau Life Insurance Company re Right of First Refusal*
4.2	Stockholders' Agreement dated April 30, 1997 among American Equity Investment Life Holding Company, David J. Noble, Twenty Services, Inc., Sanders Morris Mundy Inc. and stockholders*
4.3	Registration Rights Agreement dated April 30, 1997 between American Equity Investment Life Holding Company and stockholders*
4.4	Amended and Restated Declaration of Trust of American Equity Capital Trust I dated September 7, 1999†
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
10.1-B
Second Restated and Amended General Agency Commission and Servicing Agreement dated as of October 1, 2002, between American Equity Investment Life Insurance Company and American Equity Investment Service Company
10.2	1996 Stock Option Plan*
10.3	Restated and Amended Stock Option and Warrant Agreement dated April 30, 1997 between American Equity Investment Life Holding Company and D.J. Noble*
10.4	Warrant to Purchase Common Stock dated May 12, 1997 issued to Sanders Morris Mundy Inc.*
10.5
Deferred Compensation Agreements between American Equity Investment Life Holding Company
and
(a)    James M. Gerlach dated June 6, 1996*
(b)    Terry A. Reimer dated November 11, 1996*
(c) David S. Mulcahy dated December 31, 1997*
10.6	Forgivable Loan Agreement dated April 30, 2000 between American Equity Investment Life Holding Company and D.J. Noble‡
10.7	2000 Employee Stock Option Plan‡

10.8	2000 Director Stock Option Plan‡
10.9	Coinsurance and Yearly Renewable Term Reinsurance Agreement§
10.10	Coinsurance Agreement ☐
10.11	Credit Agreement
21	Subsidiaries of American Equity Investment Life Holding Company •

*	Incorporated by reference to the Registration Statement on Form 10 dated April 29, 1999
**	Incorporated by reference to the Registration Statement on Form 10 dated April 29, 1999 and Post-Effective Amendment No. 1 to the Registration Statement on Form 10 dated July 20, 1999.
‡	Incorporated by reference to Form 10-Q for the period ended June 30, 2000.
†	Incorporated by reference to Form 10-K for the period ended December 31, 1999.
§	Incorporated by reference to Form 10-Q for the period ended September 30, 2001.
•	Incorporated by reference to Form 10-K for the period ended December 31, 2000.
☐	Incorporated by reference to Form 10-K for the period ended December 31, 2001.

QuickLinks

  Part I
  ITEM 1. BUSINESS
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
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX