Form 10-Q
period 2003-03-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2003-05-01
CIK 1039828

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
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

        Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

APPLICABLE TO CORPORATE ISSUERS:

        Shares of common stock outstanding at April 25, 2003:    14,438,452

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	March 31, 2003	December 31, 2002
Assets
Cash and investments:
Fixed maturity securities:
Available for sale, at market (amortized cost: 2003—$3,431,092; 2002—$3,796,914)	$3,381,069	$3,753,144
Held for investment, at amortized cost (market: 2003—$1,319,074; 2002—$1,151,337)	1,317,942	1,149,510
Equity securities, available for sale, at market (cost: 2003—$24,791; 2002—$18,051)	23,598	17,006
Mortgage loans on real estate	397,569	334,339
Derivative instruments	51,856	52,313
Policy loans	302	295
Cash and cash equivalents	215,573	21,163

Total cash and investments	5,387,909	5,327,770
Premiums due and uncollected	1,516	1,371
Accrued investment income	32,660	36,716
Receivables from related parties	18,722	20,949
Property, furniture and equipment, less allowances for depreciation of $4,231 in 2003 and $4,011 in 2002	1,528	1,675
Deferred policy acquisition costs	615,101	595,450
Deferred income tax asset	49,444	50,711
Federal income taxes recoverable	1,617	—
Other assets	17,752	4,814
Assets held in separate account	2,722	2,810

Total assets	$6,128,971	$6,042,266

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

	March 31, 2003	December 31, 2002
Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$34,994	$33,089
Annuity and single premium universal life products	5,555,634	5,419,276
Other policy funds and contract claims	38,635	35,644
Amounts due to related party under General Agency Commission and Servicing Agreement	35,695	40,345
Other amounts due to related parties	8,681	4,363
Notes payable	39,500	43,333
Amount due to reinsurer	10,908	10,908
Amounts due under repurchase agreements	—	241,731
Amounts due on securities purchased	191,572	103
Federal income taxes payable	—	8,187
Other liabilities	30,064	24,513
Liabilities related to separate account	2,722	2,810

Total liabilities	5,948,405	5,864,302
Minority interests in subsidiaries:
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts	100,616	100,486
Stockholders' equity:
Series Preferred Stock, par value $1 per share, 2,000,000 shares authorized; 625,000 shares of 1998 Series A Participating Preferred Stock issued and outstanding	625	625
Common Stock, par value $1 per share, 75,000,000 shares authorized; issued and outstanding: 2003—14,438,452 shares; 2002—14,438,452 shares	14,438	14,438
Additional paid-in capital	56,811	56,811
Accumulated other comprehensive loss	(13,949)	(11,944)
Retained earnings	22,025	17,548

Total stockholders' equity	79,950	77,478

Total liabilities and stockholders' equity	$6,128,971	$6,042,266

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Traditional life and accident and health insurance premiums	$3,602	$2,937
Annuity and single premium universal life product charges	5,731	3,017
Net investment income	90,642	67,586
Realized gains (losses) on investments	196	(1,087)
Change in fair value of derivatives	(13,962)	(9,672)

Total revenues	86,209	62,781
Benefits and expenses:
Insurance policy benefits and change in future policy benefits	2,323	2,321
Interest credited to account balances	53,704	36,222
Change in fair value of embedded derivatives	1,944	5,345
Interest expense on notes payable	435	557
Interest expense on General Agency Commission and Servicing Agreement	909	1,050
Interest expense on amounts due under repurchase agreements	436	—
Other interest expense	73	117
Amortization of deferred policy acquisition costs	11,490	7,160
Other operating costs and expenses	6,199	3,279

Total benefits and expenses	77,513	56,051

Income before income taxes and minority interests	8,696	6,730
Income tax expense	2,358	1,610

Income before minority interests	6,338	5,120
Minority interests in subsidiaries:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	1,861	1,862

Net income	$4,477	$3,258

Earnings per common share	$0.27	$0.20

Earnings per common share — assuming dilution	$0.25	$0.18

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Dollars in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity (Deficit)
Balance at January 1, 2002	$625	$14,517	$57,452	$(33,531)	$3,504	$42,567
Comprehensive loss:
Net income for period	—	—	—	—	3,258	3,258
Change in net unrealized investment gains/losses	—	—	—	(58,105)	—	(58,105)

Total comprehensive loss						(54,847)
Net acquisition of 8,897 shares of common stock	—	(9)	(78)	—	—	(87)

Balance at March 31, 2002	$625	$14,508	$57,374	$(91,636)	$6,762	$(12,367)

Balance at January 1, 2003	$625	$14,438	$56,811	$(11,944)	$17,548	$77,478
Comprehensive income:
Net income for period	—	—	—	—	4,477	4,477
Change in net unrealized investment gains/losses	—	—	—	(2,005)	—	(2,005)

Total comprehensive income						2,472

Balance at March 31, 2003	$625	$14,438	$56,811	$(13,949)	$22,025	$79,950

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2003	2002
Operating activities
Net income	$4,477	$3,258
Adjustments to reconcile net income to net cash provided by operating expenses:
Adjustments related to interest sensitive products:
Interest credited to account balances	53,704	36,222
Annuity and single premium universal life product charges	(5,731)	(3,017)
Change in fair value of embedded derivatives	1,944	5,345
Increase in traditional life insurance and accident and health reserves	1,905	2,052
Policy acquisition costs deferred	(20,196)	(41,714)
Amortization of deferred policy acquisition costs	11,490	7,160
Provision for depreciation and other amortization	276	272
Amortization of discount and premiums on fixed maturity securities	(44,205)	(21,998)
Realized losses (gains) on investments	(196)	1,087
Change in fair value of derivatives	13,962	9,672
Deferred income taxes	2,347	692
Reduction of amounts due to related party under General Agency Commission and Servicing Agreement	(4,650)	(4,469)
Changes in other operating assets and liabilities:
Accrued investment income	4,056	(10,152)
Receivables from related parties	2,227	2,193
Federal income taxes recoverable/payable	(9,804)	918
Other policy funds and contract claims	2,991	2,308
Other amounts due to related parties	11,402	9,635
Other liabilities	5,551	1,905
Other	(1,238)	(353)

Net cash provided by operating activities	30,312	1,016
Investing Activities
Sales, maturities, or repayments of investments:
Fixed maturity securities—available for sale	628,630	130,990
Fixed maturity securities—held for investment	55,830	—
Equity securities—available for sale	1,798	492
Mortgage loans on real estate	1,870	481
Derivative instruments	4,282
	692,410	131,963
Acquisition of investments:
Fixed maturity securities—available for sale	(58,748)	(440,610)
Fixed maturity securities—held for investment	(204,756)	—
Equity securities—available for sale	(8,498)	(1,172)
Mortgage loans on real estate	(65,100)	(12,350)

Derivative instruments	(24,871)	(22,199)

Policy loans	(7)	(6)

	(361,980)	(476,337)
Purchases of property, furniture and equipment	(73)	(138)

Net cash provided by (used in) investing activities	330,357	(344,512)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2003	2002
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$199,233	$421,048
Return of annuity and single premium universal life policyholder account balances	(119,928)	(66,335)
Decrease in amounts due under repurchase agreements	(241,731)	—
Repayments of notes payable	(3,833)	(3,334)
Amounts due to reinsurers	—	(682)
Net acquisition of common stock	—	(87)

Net cash provided by (used in) financing activities	(166,259)	350,610

Increase in cash and cash equivalents	194,410	7,114
Cash and cash equivalents at beginning of period	21,163	184,130

Cash and cash equivalents at end of period	$215,573	$191,244

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest on notes payable and repurchase agreements	$833	$500
Income taxes—life subsidiaries	9,815	—
Non-cash financing and investing activities:
Bonus interest deferred as policy acquisition costs	7,138	6,740

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements of American Equity Investment Life Holding Company (the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited financial statements. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to our consolidated financial statements and notes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

        Certain amounts in the unaudited consolidated financial statements for the period ended March 31, 2002 have been reclassified to conform to the financial statement presentation for March 31, 2003 and December 31, 2002.

2.    General Agency Commission and Servicing Agreement

        The Company has a General Agency Commission and Servicing Agreement with American Equity Investment Service Company (the Service Company), wholly-owned by the Company's chairman, whereby, the Service Company acts as a national supervisory agent with responsibility for paying commissions to agents of the Company. This Agreement is more fully described in Note 8 to the Audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

        During the three months ended March 31, 2003 and 2002, the Company paid renewal commissions to the Service Company of $5.6 million and $5.5 million, respectively, which were used to reduce the amount due under the General Agency Commission and Servicing Agreement, and amounts attributable to imputed interest.

        As a source of funds, the Service Company borrowed money from the Company. At March 31, 2003 and December 31, 2002, the amounts receivable from the Service Company totaled $18.2 million and $20.5 million, respectively. Principal and interest are payable quarterly over five years from the date of the advance.

3.    Earnings Per Share

        The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands, except per share data)
Numerator:
Net income	$4,477	$3,258

Denominator:
Weighted average common shares outstanding and issuable	14,542,605	14,513,417
Participating preferred stock	1,875,000	1,875,000

Denominator for earnings per common share	16,417,605	16,388,417
Effect of dilutive securities:
Warrants	—	9,307
Stock options and management subscription rights	377,812	403,065
Deferred compensation agreements	1,447,384	1,088,354

Denominator for earnings per common share—assuming dilution	18,242,801	17,889,143

Earnings per common share	$0.27	$0.20

Earnings per common share — assuming dilution	$0.25	$0.18

        The effect of the convertible stock of the subsidiary trust has not been included in the computation of dilutive earnings per common share as the effect is antidilutive.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis reviews our consolidated financial position at March 31, 2003, and the consolidated results of operations for the periods ended March 31, 2003 and 2002, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Results of Operations

Three Months Ended March 31, 2003 and 2002

        New annuity deposits (net of reinsurance) were $199.2 million and $421.0 million for the three months ended March 31, 2003 and 2002, respectively. New annuity deposits before reinsurance totaled $319.2 million and $610.5 million for the three months ended March 31, 2003 and 2002, respectively. The reduction in new annuity deposits resulted from actions taken by us to manage our capital position, including reductions in our interest crediting rates on both new and existing annuities and suspension of sales of certain annuity products. We will continue to monitor our levels of production throughout 2003 and take such actions as we believe appropriate to help maintain our rate of production within the range that our statutory capital and surplus of our life subsidiaries will support.

        Premiums and deposits (after cancellations and net of reinsurance) collected during the three months ended March 31, 2003 and 2002, by product category, were as follows:

	Three months ended March 31,
Product Type
	2003	2002
	(Dollars in thousands)
Equity Index Annuities:
Index Strategies	$76,112	$113,831
Fixed Strategy	41,062	89,442

	117,174	203,273
Fixed Rate Annuities:
Single-Year Rate Guaranteed	68,242	85,116
Multi-Year Rate Guaranteed	13,817	132,659

	82,059	217,775
Life Insurance	3,402	2,761
Accident and Health	200	176
Variable Annuities	—	28

	$202,835	$424,013

        For information related to our reinsurance agreements, see Note 5 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K.

        Premiums and deposits (after cancellations and before reinsurance) collected during the three months ended March 31, 2003 and 2002, by product category, were as follows:

	Three months ended March 31,
Product Type
	2003	2002
	(Dollars in thousands)
Equity Index Annuities:
Index Strategies	$125,485	$188,852
Fixed Strategy	67,699	148,389

	193,184	337,241
Fixed Rate Annuities:
Single-Year Rate Guaranteed	112,245	140,575
Multi-Year Rate Guaranteed	13,817	132,659

	126,062	273,234
Life Insurance	3,402	2,761
Accident and Health	200	176
Variable Annuities	—	28

	$322,848	$613,440

        Our net income increased 37% to $4.5 million for the first quarter of 2003, compared to $3.3 million for the same period in 2002. The growth in net income is directly tied to: (i) growth in our assets (ii) increased investment earnings on such assets and (iii) decreases in interest crediting rates.

        Traditional life and accident and health insurance premiums increased 23% to $3.6 million for the first quarter of 2003, compared to $2.9 million for the same period in 2002. These changes are principally attributable to increases in sales of life insurance products.

        Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) increased 90% to $5.7 million for the first quarter of 2003, compared to $3.0 million for the same period in 2002. These increases are principally attributable to the growth in our annuity business and correspondingly, an increase in annuity policy withdrawals subject to surrender charges. Withdrawals from annuity and single premium universal life policies including free partial withdrawals were $119.9 million for the three months ended March 31, 2003 compared to $66.3 million for the same period in 2002.

        Net investment income increased 34% to $90.6 million in the first quarter of 2003, compared to $67.6 million for the same period in 2002. This increase is principally attributable to the growth in our annuity business and corresponding increases in our invested assets. Invested assets (amortized cost basis) increased 24% to $5,171.7 million at March 31, 2003 compared to $4,161.5 million at March 31, 2002, while the weighted average yield earned on average invested assets was 7.00% for the three months ended March 31, 2003 compared to 6.82% for the same period in 2002.

        Realized gains (losses) on investments consisted of net realized gains of $0.2 million in the first quarter of 2003 compared to realized losses of $1.1 million for the same period in 2002. In the first quarter of 2003, net realized gains included: (i) realized gains of $3.4 million and realized losses of $0.3 million on the sale of certain corporate fixed maturity and equity securities and (ii) the writedown of $2.9 million in the fair value of a security in recognition of an "other than temporary" impairment. In the first quarter of 2002, net realized losses of $1.1 million included: (i) realized gains of

$0.9 million on the sale of certain corporate fixed maturity and equity securities and (ii) the writedown of $2 million in the fair value of a security in recognition of an "other than temporary" impairment.

        Change in fair value of derivatives that we hold to fund the annual index credits on our equity index annuities was a decline of $14.0 million in the first quarter of 2003, compared to a decline of $9.7 million for the first quarter of 2002. The difference between the change in fair value of derivatives between the two quarters is primarily due to the performance of the indexes upon which our call options are based. The change in fair value of derivatives arises from SFAS No. 133, which requires that we mark to market the purchased call options we use to fund the annual index credits on our equity index annuities. We include this as a component of our revenues. See Critical Accounting Policies—Derivative Instruments—Equity Index Products included in Management's Discussion and Analysis found in the Annual Report on Form 10-K.

        Traditional life and accident and health insurance benefits remained level at $2.3 million in the first quarter of 2003 compared to the same period in 2002.

        Interest credited to account balances increased 48% to $53.7 million in the first quarter of 2003, compared to $36.2 million for the same period in 2002. This increase is principally attributable to the increase in our annuity liabilities, and also by the increased costs of funding the minimum guaranteed interest credited on our equity index policies, as described below. Such increases were offset in part by a series of interest crediting rate cuts we implemented in 2002 in connection with our spread management process.

        Changes in the weighted average crediting rates for our annuity liabilities are summarized as follows:

Quarter Ended	Fixed Rate (without bonuses)	Fixed Rate (with bonuses)	Equity Index Credits	Equity Index Option Costs
March 31, 2003	4.80%	5.41%	0.60%	3.89%
March 31, 2002	5.49%	6.04%	0.70%	4.01%

        The above crediting rates on our fixed rate annuities includes both multi-year rate guaranteed and annually adjustable rate products. Such rates are disclosed with and without the impact of first-year bonuses paid to policyholders. Generally such bonuses are deducted from the commissions paid to sales agents on such products and deferred as policy acquisition costs. With respect to our equity index annuities, the weighted average option costs represent the expenses we incur to fund the annual index credits on the equity index business. Gains realized on such options are recorded as part of the change in fair value of derivatives, and are also reflected as an expense in interest credited to annuity policyholder account balances. In addition to the cost of options to fund the annual index credits on the equity index business, we credited to policyholder accounts minimum guarantees during the three months ended March 31, 2003 and 2002 on these contracts. The estimated weighted average cost of credits to policyholder accounts for these minimum guarantees on these contracts during the three months ended March 31, 2003 and 2002 was 0.27% and 0.29%, respectively. See Critical Accounting Policies—Derivative Instruments—Equity Index Products and Note 1 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K.

        Change in fair value of embedded derivatives decreased 64% to $1.9 million in the first quarter of 2003, compared to $5.3 million for the three months ended March 31, 2002. These amounts arise from SFAS No. 133, which requires recognition of the change in estimated fair value of equity index annuity reserves. Under SFAS No. 133, the annual crediting liabilities on our equity index annuities are treated as a "series of embedded derivatives" over the life of the applicable contracts. We are required to estimate the fair value of these future liabilities by projecting the cost of the annual options we will purchase in the future to fund the index credits. See Critical Accounting Policies—Derivative

Instruments—Equity Index Products and Note 1 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K.

        Interest expense on notes payable decreased 22% to $0.4 million for the first quarter of 2003, compared to $0.6 million for the same period in 2002. This decrease is attributable to a decrease in the amounts due, and also to a decrease in the average interest rate.

        Interest expense on General Agency Commission and Servicing Agreement decreased 13% to $0.9 million for the first quarter of 2003, compared to $1.1 million for the same period in 2002. The decrease was principally attributable to a decrease in the amounts due under General Agency Commission and Servicing Agreement.

        Interest expense on amounts due under repurchase agreements was $0.4 million for the first quarter of 2003. There was no interest expense on amounts due under repurchase agreements for the first quarter of 2002 as no borrowings were outstanding during the quarter.

        Amortization of deferred policy acquisition costs increased 60% to $11.5 million in the first quarter of 2003, compared to $7.2 million for the same period in 2002. This increase is primarily due to growth in our annuity business as discussed above. See Notes 1and 4 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K.

        Other operating costs and expenses increased 89% to $6.2 million in the first quarter of 2003, compared to $3.3 million for the same period in 2002. This increase is principally attributable to increases in marketing expenses, employees and related salaries and costs of employment due to growth in our annuity business. In addition, during the first quarter of 2002 we received a refund of approximately $0.5 million as a result of the cancellation of our agents convention scheduled for the week of September 11, 2001, which reduced our other operating costs and expenses for that period.

        Income tax expense increased 46% to $2.4 million in the first quarter of 2003, compared to $1.6 million for the same period in 2002. The increase is principally due to an increase in pretax income. Our effective tax rate rates for the three months ended March 31, 2003 and 2002 were 27% and 24%, respectively. These effective income tax rates varied from the applicable statutory federal income tax rate of 35% principally due to: (i) the impact of earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts; and (ii) the impact of state taxes on the federal income tax expense. See Note 6 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K.

Financial Condition

Investments

        Cash and investments increased to $5,387.9 million at March 31, 2003 compared to $5,327.8 million at December 31, 2002 as a result of the growth in our annuity business discussed above offset by a decrease in the fair value of our available for sale fixed maturity and equity securities. At March 31, 2003, the fair value of our available for sale fixed maturity and equity securities was $51.2 million less than the amortized cost of those investments, compared to $44.8 million at December 31, 2002. At March 31, 2003, the market value of our fixed maturity securities held for investment exceeded the amortized cost by $1.1 million, compared to $1.8 million at December 31, 2002. The increase in the net unrealized investment losses at March 31, 2003 compared to December 31, 2002 is related to an increase of approximately 20 basis points in market interest rates. Such unrealized losses are recognized in the accumulated other comprehensive loss component of stockholders' equity, net of related changes in the amortization of deferred policy acquisition costs and deferred income taxes. The resulting deferred income tax asset has been reviewed by management and no related valuation allowance was considered necessary at March 31, 2003. However, if management were to determine that an allowance was required in subsequent 2003 quarters, such amounts would increase the accumulated other comprehensive loss component of stockholders' equity.

        Our investment portfolio is summarized in the tables below:

	March 31, 2003		December 31, 2002
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturities:
United States Government and agencies	$4,085,793	75.8%	$4,207,840	79.0%
State, municipal, and other governments	—	—	5,631	0.1%
Public utilities	30,384	0.6%	51,023	1.0%
Corporate securities	386,098	7.2%	413,743	7.8%
Redeemable preferred stocks	15,096	0.3%	12,822	0.2%
Mortgage and asset-backed securities
United States Government and agencies	50,915	0.9%	70,047	1.3%
Non-government	130,725	2.4%	141,548	2.7%

Total fixed maturities	4,699,011	87.2%	4,902,654	92.1%
Equity securities	23,598	0.4%	17,006	0.3%
Mortgage loans	397,569	7.4%	334,339	6.3%
Derivative instruments	51,856	1.0%	52,313	1.0%
Policy loans	302	—	295	—
Cash and cash equivalents	215,573	4.0%	21,163	0.3%

Total cash and investments	$5,387,909	100.0%	$5,327,770	100.0%

        The amortized cost and estimated fair value of fixed maturity securities and equity securities at March 31, 2003 and December 31, 2002 that were in an unrealized loss position were as follows:

	March 31, 2003
	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollard in thousands)
Fixed maturity securities:
Available for sale:
United States Government and agencies	$260,797	$(2,064)	$258,733
Public utilities	5,023	(2,198)	2,825
Corporate securities	162,868	(26,822)	136,046
Redeemable preferred stocks	3,000	(161)	2,839
Mortgage and asset-backed securities:
United States Government and agencies	50,000	(750)	49,250
Non-government	136,316	(37,202)	99,114

	$618,004	$(69,197)	$548,807

Held for investment:
United States Government and agencies	$403,126	$(839)	$402,287

	$403,126	$(839)	$402,287

Equity securities:
Non-redeemable preferred stocks	$2,650	$(4)	$2,646
Common stocks	5,874	(1,527)	4,347

	$8,524	$(1,531)	$6,993

	December 31, 2002
	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollard in thousands)
Fixed maturity securities:
Available for sale:
United States Government and agencies	$179,828	$(1,907)	$177,921
Public utilities	10,008	(2,907)	7,101
Corporate securities	210,826	(19,408)	191,418
Redeemable preferred stocks	1,000	(240)	760
Mortgage and asset-backed securities:
United States Government and agencies	50,250	(3,752)	46,498
Non-government	153,616	(43,008)	110,608

	$605,528	$(71,222)	$534,306

Held for investment:
United States Government and agencies	$230,231	$(579)	$229,652

	$230,231	$(579)	$229,652

Equity securities:
Non-redeemable preferred stocks	$2,650	$(110)	$2,540
Common stocks	5,874	(1,223)	4,651

	$8,524	$(1,333)	$7,191

        The amortized cost and estimated fair value of fixed maturity securities at March 31, 2003 and December 31, 2002, by contractual maturity, that were in an unrealized loss position are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	March 31, 2003
	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one year through five years	$1,487	$1,487	$—	$—
Due after five years through ten years	35,397	31,159	—	—
Due after ten years through twenty years	90,752	76,299	121,567	121,461
Due after twenty years	304,052	291,498	281,559	280,826

	431,688	400,443	403,126	402,287
Mortgage-backed and asset-backed securities	186,316	148,364	—	—

	$618,004	$548,807	$403,126	$402,287

	December 31, 2002
	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one year through five years	$5	$4	$—	$—
Due after five years through ten years	48,785	45,522	—	—
Due after ten years through twenty years	65,430	56,339	—	—
Due after twenty years	287,442	275,335	230,231	229,652

	401,662	377,200	230,231	229,652
Mortgage-backed and asset-backed securities	203,866	157,106	—	—

	$605,528	$534,306	$230,231	$229,652

        The table below presents our fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations.

		March 31, 2003		December 31, 2002
NAIC Designation	Rating Agency Equivalent	Carrying Amount		Carrying Amount
		(Dollars in thousands)
1	Aaa/Aa/A	$4,449,407	94.7%	$4,624,824	94.3%
2	Baa	206,112	4.4%	230,847	4.7%
3	Ba	30,966	0.7%	37,478	0.8%
4	B	10,543	0.2%	7,505	0.2%
5	Caa and lower	1,950	—	2,000	—
6	In or near default	33	—	—	—

	Total fixed maturities	$4,699,011	100.0%	$4,902,654	100.0%

        Approximately 77% and 80% of our total invested assets were in United States Government and agency fixed maturity securities including government guaranteed mortgage-backed securities at March 31, 2003 and December 31, 2002, respectively. Corporate securities represented approximately 7% and 8% at March 31, 2003 and December 31, 2002 of our total invested assets, respectively. There were no other significant concentrations in the portfolio by type of security or by industry.

        At March 31, 2003 and December 31, 2002, the fair value of investments we owned that were non-investment grade or not rated was $47.0 million and $51.9 million, respectively. The unrealized losses on investments we owned that were non-investment grade or not rated at March 31, 2003 and December 31, 2002, was $18.2 million and $19.8 million, respectively.

        At March 31, 2003 and December 31, 2002, we identified certain invested assets which have characteristics (i.e. significant unrealized losses compared to book value and industry trends) creating uncertainty as to our future assessment of other than temporary impairments which are listed below by length of time these invested assets have been in an unrealized loss position. We have excluded from this list securities with unrealized losses which are related to market movements in interest rates.

	March 31, 2003
	Amortized Cost	Unrealized Losses	Fair Value
	(Dollars in thousands)
3 months or less	$—	$—	$—
Greater than 3 months to 6 months	28,199	(12,483)	15,716
Greater than 6 months to 9 months	20,810	(8,297)	12,513
Greater than 9 months to 12 months	—	—	—
Greater than 12 months	45,642	(17,533)	28,109

	$94,651	$(38,313)	$56,338

	December 31, 2002
	Amortized Cost	Unrealized Losses	Fair Value
	(Dollars in thousands)
3 months or less	$39,853	$(14,815)	$25,038
Greater than 3 months to 6 months	15,628	(4,050)	11,578
Greater than 6 months to 9 months	—	—	—
Greater than 9 months to 12 months	6,185	(3,185)	3,000
Greater than 12 months	40,067	(13,956)	26,111

	$101,733	$(36,006)	$65,727

        We have reviewed these investments and concluded that there was no other than temporary impairment on these investment at March 31, 2003 and December 31, 2002. The factors that we considered in making this determination included the financial condition and near-term prospects of the issuer, whether the issuer is current on all payments and all contractual payments have been made, our intent and ability to hold the investment to allow for any anticipated recovery and the length of time and extent to which the fair value has been less than cost. During the quarter ended March 31, 2003, we took a $2 million writedown on a security that we concluded did have an other than temporary impairment.

        At March 31, 2003, we held $397.6 million of mortgage loans compared to $334.3 million at December 31, 2002. These mortgage loans are diversified as to property type, location, and loan size, and are collateralized by the related properties. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type.

        At March 31, 2003 and December 31, 2002, the commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	March 31, 2003		December 31, 2002
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$70,874	17.8%	$51,785	15.5%
Middle Atlantic	51,561	13.0%	40,879	12.2%
Mountain	29,210	7.3%	26,478	7.9%
New England	16,517	4.2%	13,242	4.0%
Pacific	26,870	6.8%	20,499	6.1%
South Atlantic	100,497	25.2%	96,401	28.8%
West	102,040	25.7%	85,055	25.5%

Total	$397,569	100.0%	$334,339	100.0%

	March 31, 2003		December 31, 2002
	Carrying Amount	Percent	Carrying Amount	Percent
			(Dollars in thousands)
Property type distribution
Office	$164,870	41.5%	$126,818	37.9%
Retail	118,319	29.8%	101,485	30.4%
Industrial	73,130	18.4%	70,141	21.0%
Hotel	21,117	5.3%	21,218	6.3%
Apartment	964	0.2%	968	0.3%
Mixed use/other	19,169	4.8%	13,709	4.1%

Total	$397,569	100.0%	$334,339	100.0%

Liquidity

        We did not issue any equity or debt securities during the first three months of 2003. For information related to the Company's notes payable and requirements under the related credit agreement, see Note 7 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K.

        The statutory capital and surplus of our life insurance subsidiaries at March 31, 2003 was $220.5 million. American Equity Investment Life Insurance Company ("American Equity Life") made surplus note interest payments to us of $1.3 million during the three months ended March 31, 2003. For the remainder of 2003, up to $25.9 million can be distributed by American Equity Life as dividends without prior regulatory approval. Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had $40.7 million of earned surplus at March 31, 2003.

        The transfer of funds by American Equity Life is also restricted by certain covenants in our bank credit facility, which, among other things, require American Equity Life to maintain statutory capital and surplus (including asset valuation and interest maintenance reserves) of $140 million plus 25% of statutory net income and 75% of the capital contributions to American Equity Life for periods subsequent to December 31, 1999. Under the most restrictive of these limitations, $25.9 million of our earned surplus at March 31, 2003 would be available for distribution by American Equity Life to the parent company in the form of dividends or other distributions.

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

        A major component of our interest rate risk management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities. We use computer models to simulate cash flows expected from our existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from our assets to meet the expected cash requirements of our liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. (The "duration" of a security is the time weighted present value of the security's expected cash flows and is used to measure a security's sensitivity to changes in interest rates.) When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in value of assets should be largely offset by a change in the value of liabilities. At March 31, 2003, the effective duration of our cash and invested assets backing our insurance liabilities was approximately 7.99 years and the estimated duration of our insurance liabilities was approximately 6.57 years.

        If interest rates were to increase 10% (38 basis points) from levels at March 31, 2003, we estimate that the fair value of our fixed maturity securities would decrease by approximately $180.8 million. If interest rates were to increase 50 basis points from the levels at March 31, 2003, the effective duration of our cash and invested assets backing our insurance liabilities would be approximately 11.24 years.

The computer models used to estimate the impact of a 10% or 50 basis points change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

        At March 31, 2003, 87.5% of our fixed income securities have call features and 1.5% are subject to current redemption. Another 75.2% will become subject to call redemption through December 31, 2003. During the first quarter of 2003, we received $601.3 million in net redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment.

        Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of credited income on our annuity liability reserves, we have the ability to reduce crediting rates on most of our annuity liabilities to maintain the spread at our targeted level. Approximately 77.3% of our annuity liabilities are subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates of 3% to 4%.

        With respect to our equity index business, we purchase call options on the applicable equity indexes to fund the annual index credits on such annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Our risk associated with the current options we hold is limited to the cost of such options. Market value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for equity-indexed products. In the first quarter of 2003, we realized gains of $4.3 million on our equity index options, and we credited $3.9 million to policyholders. On the respective anniversary dates of the equity index policies, we purchase new one-year call options to fund the next annual index credits. The risk associated with these prospective purchases is the uncertainty of the cost, which will determine whether we are able to earn our spread on our equity index business. This is a risk we manage through the terms of our equity index annuities, which permit us to change annual participation rates, asset fees, and/or caps, subject to guaranteed minimums. By reducing participation rates, asset fees or caps, we can limit option costs to budgeted amounts except in cases where the minimum guarantees would prevent further reductions. Based upon actuarial testing conducted as a part of the design of our equity index product, we believe the risk that minimum guarantees would prevent us from controlling option costs is negligible.

ITEM 4.    CONTROLS AND PROCEDURES

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (c)
  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:
  None

  (b)
  No reports on Form 8-K were filed during the quarter ended March 31, 2003.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2003	AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

	By:	/s/ DAVID J. NOBLE David J. Noble, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ WENDY L. CARLSON Wendy L. Carlson, Chief Financial Officer (Principal Financial Officer)

	By:	/s/ TED M. JOHNSON Ted M. Johnson, Vice President—Accounting (Principal Accounting Officer)

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

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date'); and

c)
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

Date: May 1, 2003	By:	/s/ DAVID J. NOBLE David J. Noble, Chief Executive Officer (Principal Executive Officer)

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

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date'); and

c)
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

Date: May 1, 2003	By:	/s/ WENDY L. CARLSON Wendy L. Carlson, Chief Financial Officer (Principal Financial Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of American Equity Investment Life Holding Company (the "Company") on Form 10-Q for the three months ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, D.J. Noble, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

1.
The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;

and

2.
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 1, 2003

By:	/s/ D.J. NOBLE D.J. Noble, Chief Executive Officer (Principal Executive Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of American Equity Investment Life Holding Company (the "Company") on Form 10-Q for the three months ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wendy L. Carlson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

1.
The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;

and

2.
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 1, 2003

By:	/s/ WENDY L. CARLSON Wendy L. Carlson, Chief Financial Officer (Principal Financial Officer)

QuickLinks

  PART I.—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
CONSOLIDATED STATEMENTS OF CASH FLOWS
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2003 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
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