Form 10-Q
period 2003-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2003-08-14
CIK 1039828

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☐        No ☒

APPLICABLE TO CORPORATE ISSUERS:

Shares of common stock outstanding at July 29, 2003: 14,331,088

PART I.—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	June 30, 2003	December 31, 2002
Assets
Cash and investments:
Fixed maturity securities:
Available for sale, at market (amortized cost: 2003—$3,105,060; 2002—$3,796,914)	$3,085,017	$3,753,144
Held for investment, at amortized cost (market: 2003—$1,871,535; 2002—$1,151,337)	1,874,065	1,149,510
Equity securities, available for sale, at market (cost: 2003—$54,674; 2002—$18,051)	55,674	17,006
Mortgage loans on real estate	465,278	334,339
Derivative instruments	90,103	52,313
Policy loans	298	295
Cash and cash equivalents	15,071	21,163

Total cash and investments	5,585,506	5,327,770
Premiums due and uncollected	1,487	1,371
Accrued investment income	22,695	36,716
Receivables from related parties	16,342	20,949
Property, furniture, and equipment, less allowances for depreciation of $3,976 in 2003 and $4,011 in 2002	1,513	1,675
Deferred policy acquisition costs	618,343	595,450
Deferred income tax asset	40,311	50,711
Federal income taxes recoverable	6,995	—
Other assets	37,029	4,814
Assets held in separate account	2,722	2,810

Total assets	$6,332,943	$6,042,266

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

	June 30, 2003	December 31, 2002
Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$37,211	$33,089
Annuity and single premium universal life products	5,829,914	5,419,276
Other policy funds and contract claims	47,080	35,644
Amounts due to related party under General Agency Commission and Servicing Agreement	30,977	40,345
Other amounts due to related parties	27,490	4,363
Notes payable	35,667	43,333
Amounts due to reinsurer	682	10,908
Amounts due under repurchase agreements	100,000	241,731
Federal income taxes payable	—	8,187
Other liabilities	25,735	24,616
Liabilities related to separate account	2,722	2,810

Total liabilities	6,137,478	5,864,302
Minority interests in subsidiaries:
Company-obligated mandatorily redeemable preferred securities ofsubsidiary trusts	100,747	100,486
Stockholders' equity:
Series Preferred Stock, par value $1 per share, 2,000,000 shares authorized; 625,000 shares of 1998 Series A Participating Preferred Stock issued and outstanding	625	625
Common Stock, par value $1 per share, 75,000,000 shares authorized; issued and outstanding: 2003—14,331,088 shares; 2002—14,438,452 shares	14,331	14,438
Additional paid-in capital	56,220	56,811
Accumulated other comprehensive loss	(4,866)	(11,944)
Retained earnings	28,408	17,548

Total stockholders' equity	94,718	77,478

Total liabilities and stockholders' equity	$6,332,943	$6,042,266

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Traditional life and accident and health insurance premiums	$3,256	$4,383	$6,858	$7,320
Annuity and single premium universal life product charges	5,494	3,459	11,225	6,476
Net investment income	84,182	76,592	174,824	144,178
Realized gains (losses) on investments	7,592	569	7,788	(518)
Change in fair value of derivatives	33,053	(34,314)	19,091	(43,986)

Total revenues	133,577	50,689	219,786	113,470
Benefits and expenses:
Insurance policy benefits and change in future policy benefits	3,261	2,703	5,584	5,024
Interest credited to account balances	56,111	42,801	109,815	79,023
Change in fair value of embedded derivatives	39,290	(22,756)	41,234	(17,411)
Interest expense on notes payable	369	539	804	1,096
Interest expense on General Agency Commission and Servicing Agreement	804	949	1,713	1,999
Interest expense on amounts due under repurchase agreements	—	—	436	—
Other interest expense	65	771	138	888
Amortization of deferred policy acquisition costs	15,442	10,756	26,932	17,890
Other operating costs and expenses	6,628	6,661	12,827	9,966

Total benefits and expenses	121,970	42,424	199,483	98,475

Income before income taxes, minority interests	11,607	8,265	20,303	14,995
Income tax expense	3,363	2,152	5,721	3,762

Income before minority interests	8,244	6,113	14,582	11,233
Minority interests in subsidiaries:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	1,861	1,862	3,722	3,724

Net income	$6,383	$4,251	$10,860	$7,509

Earnings per common share	$0.39	$0.26	$0.67	$0.46

Earnings per common share—assuming dilution	$0.37	$0.23	$0.61	$0.41

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2002	$625	$14,517	$57,452	$(33,531)	$3,504	$42,567
Comprehensive income:
Net income for period	—	—	—	—	7,509	7,509
Change in net unrealized investment gains/losses	—	—	—	15,194	—	15,194

Total comprehensive income						22,703
Issuance of 34,228 shares of common stock	—	34	103	—	—	137
Acquisition of 109,000 shares of common stock	—	(109)	(678)	—	—	(787)

Balance at June 30, 2002	$625	$14,442	$56,877	$(18,337)	$11,013	$64,620

Balance at January 1, 2003	$625	$14,438	$56,811	$(11,944)	$17,548	$77,478
Comprehensive income:
Net income for period	—	—	—	—	10,860	10,860
Change in net unrealized investment gains/losses	—	—	—	7,078	—	7,078

Total comprehensive income						17,938
Acquisition of 1,369,500 shares of common stock	—	(1,369)	(7,533)	—	—	(8,902)
Transfer of 1,262,136 shares of common stock to the NMO Deferred Compensation Trust	—	1,262	6,942	—	—	8,204

Balance at June 30, 2003	$625	$14,331	$56,220	$(4,866)	$28,408	$94,718

        Total comprehensive income for the second quarter of 2003 was $15.5 million and was comprised of net income of $6.4 million and a decrease in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $9.1 million.

        Total comprehensive income for the second quarter of 2002 was $77.6 million and was comprised of net income of $4.3 million and a decrease in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $73.3 million.

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2003	2002
Operating activities
Net income	$10,860	$7,509
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	109,815	79,023
Annuity and single premium universal life product charges	(11,225)	(6,476)
Change in fair value of embedded derivatives	41,234	(17,411)
Increase in traditional life insurance and accident and health reserves	4,122	4,681
Policy acquisition costs deferred	(48,622)	(87,870)
Amortization of deferred policy acquisition costs	26,932	17,890
Provision for depreciation and other amortization	566	553
Amortization of discount and premiums on fixed maturity securities	(86,474)	(53,539)
Realized losses (gains) on investments	(7,788)	518
Change in fair value of derivatives	(19,091)	43,986
Deferred income taxes	6,588	(662)
Reduction of amounts due to related party under General Agency Commission and Servicing Agreement	(9,368)	(8,939)
Changes in other operating assets and liabilities:
Accrued investment income	14,021	(8,297)
Receivables from related parties	4,607	4,277
Federal income taxes recoverable/payable	(15,182)	6,339
Other policy funds and contract claims	11,436	7,811
Other amounts due to related parties	22,300	(3,469)
Other liabilities	9,288	(3,345)
Other	(910)	1,248

Net cash provided (used in) by operating activities	63,109	(16,173)
Investing Activities
Sales, maturities, or repayments of investments:
Fixed maturity securities—available for sale	1,710,151	455,737
Fixed maturity securities—held for investment	553,741	—
Equity securities—available for sale	10,579	1,175
Mortgage loans on real estate	4,121	1,037
Derivative instruments	15,886	4,626

	2,294,478	462,575
Acquisition of investments:
Fixed maturity securities—available for sale	(995,283)	(828,983)
Fixed maturity securities—held for investment	(1,239,181)	(215,161)
Equity securities—available for sale	(47,078)	(4,229)
Mortgage loans on real estate	(135,060)	(75,640)
Derivative instruments	(33,758)	(47,933)
Policy loans	(3)	(13)

	(2,450,363)	(1,171,959)
Purchases of property, furniture and equipment	(285)	(421)

Net cash used in investing activities	(156,170)	(709,805)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2003	2002
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$492,356	$841,996
Return of annuity and single premium universal life policyholder account balances	(236,771)	(145,098)
Financing fees incurred and deferred	(91)	—
Decrease in amounts due under repurchase agreements	(141,731)	—
Repayments of notes payable	(7,666)	(6,667)
Amounts due to reinsurers	(10,226)	(1,364)
Net acquisition of common stock	(8,902)	(650)

Net cash provided by financing activities	86,969	688,217

Decrease in cash and cash equivalents	(6,092)	(37,761)
Cash and cash equivalents at beginning of period	21,163	184,130

Cash and cash equivalents at end of period	$15,071	$146,369

Supplemental disclosures of cash flow information
Cash paid (received) during period for:
Interest on notes payable and repurchase agreements	$1,338	$2,109
Income taxes—life subsidiaries	14,315	(1,915)
Non-cash financing and investing activities:
Bonus interest deferred as policy acquisition costs	15,233	13,560
Transfer of 1,262,136 shares of common stock to NMO Deferred Compensation Trust	8,204	—

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

1.     Basis of Presentation

        The accompanying unaudited consolidated financial statements of American Equity Investment Life Holding Company (the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited financial statements. Operating results for the three-month and six-month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and notes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

        In May 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the third quarter of 2003. Our company-obligated mandatorily redeemable preferred securities of subsidiary trusts, with an aggregate carrying value of $100.7 million at June 30, 2003, will be reclassified to liabilities upon adoption of this Statement. There will not be any adjustment to the carrying values of these instruments upon reclassification. Amounts previously classified as dividends from these financial instruments (approximately $1.9 million per quarter) will be recorded as interest expense upon adoption of Statement No. 150 on a prospective basis. The adoption of Statement No. 150 will not impact net income applicable to common stock or earnings per common share.

        In June 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The SOP provides guidance on the accounting for sales inducements. We expect to adopt this SOP when it becomes effective in the first quarter of 2004 and will need to change our presentation of deferred expenses relating to sales inducements at the time.

        Certain amounts in the unaudited consolidated financial statements for the period ended June 30, 2002 have been reclassified to conform to the financial statement presentation for June 30, 2003 and December 31, 2002.

2.     General Agency Commission and Servicing Agreement

        The Company has a General Agency Commission and Servicing Agreement with American Equity Investment Service Company (the Service Company), wholly owned by the Company's chairman, whereby, the Service Company acts as a national supervisory agent with responsibility for paying commissions to agents of the Company. This Agreement is more fully described in Note 8 to the Audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

        During the six months ended June 30, 2003 and 2002, the Company paid renewal commissions to the Service Company of $11.1 million and $10.9 million, respectively, which were used to reduce the amount due under the General Agency Commission and Servicing Agreement, and amounts attributable to imputed interest.

        As one of its sources of funds the Service Company borrowed money from the Company. At June 30, 2003 and December 31, 2002, the amounts receivable from the Service Company totaled $15.8 million and $20.5 million, respectively. Principal and interest are payable quarterly over the five years from the date of the advance.

3.     Reinsurance

        The Company has given notice of termination and recapture of all reserves subject to a reinsurance agreement with a subsidiary of Swiss Reinsurance Company ("Swiss Re"). This agreement is more fully described in Note 5 to the Audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The termination and recapture is to be effective on September 30, 2003.

        The Company has also entered into a reinsurance transaction with Hannover Life Reassurance Company ("Hannover") to be effective on September 30, 2003. This transaction and the underlying agreement are similar to the transaction with Hannover that was entered into during 2002. The 2002 transaction with Hannover is more fully described in Note 5 to the Audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

        Each of these transactions are treated as reinsurance under statutory accounting practices and as financial reinsurance under GAAP. The statutory surplus benefit that will be eliminated by the termination of the Swiss Re agreement will be replaced by the statutory surplus benefit provided by the new Hannover agreement. The termination of the Swiss Re agreement will result in the full repayment of the expense allowance allowed under the agreement which was previously being repaid ratably over a five-year period and is reported in the consolidated balance sheets as "Amounts due to Reinsurer".

4.     Notes Payable

        The Company amended its credit agreement during August 2003. The amended agreement requires that the financial strength ratings for American Equity Investment Life Insurance Company issued by A.M. Best and Standard & Poor's may not be less than the current financial strength ratings of B++ and BBB+, respectively. The line of credit is more fully described in Note 7 to the Audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

5.     Retirement and Stock Compensation Plans

        During the second quarter of 2003, the Company created a Rabbi Trust, the NMO Deferred Compensation Trust (the "Trust") and contributed 1,262,136 shares of its common stock to the Trust to fund the vested share liability as of January 1, 2003 established under the American Equity Investment NMO Deferred Compensation Plan. This Plan is more fully described in Note 10 to the Audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In accordance with FASB's Emerging Issues Task Force Issue No. 97-14, "Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested", the stock held in the Trust is included as part of common stock issued and outstanding.

6.     Earnings Per Share

        The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Three Months Ended June 30,		Six months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)
Numerator:
Net income	$6,383	$4,251	$10,860	$7,509

Denominator:
Weighted average common shares outstanding	14,372,382	14,523,636	14,405,234	14,518,555
Participating preferred stock	1,875,000	1,875,000	1,875,000	1,875,000

Denominator for earnings per common share	16,247,382	16,398,636	16,280,234	16,393,555
Effect of dilutive securities:
Stock options, management subscription rights and warrants	377,812	831,632	377,812	835,448
Deferred compensation agreements	778,638	1,088,354	1,162,419	1,088,354

Denominator for earnings per common share—assuming dilution	17,403,832	18,318,622	17,820,465	18,317,357

Earnings per common share	$0.39	$0.26	$0.67	$0.46

Earnings per common share—assuming dilution	$0.37	$0.23	$0.61	$0.41

        The effect of the convertible stock of the subsidiary trust has not been included in the computation of dilutive earnings per common share as the effect is antidilutive.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis reviews our consolidated financial position at June 30, 2003, and the consolidated results of operations for the periods ended June 30, 2003 and 2002, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Results of Operations

Three and Six Months Ended June 30, 2003 and 2002

        Premiums and deposits (before and net of coinsurance) collected during the six months ended June 30, 2003 and 2002, by product category, were as follows:

	Six months ended June 30,		Six months ended June 30,
Product Type
	2003	2002	2003	2002
	(Dollars in thousands) (Before coinsurance)		(Dollars in thousands) (Net of coinsurance)
Equity Index Annuities:
Index Strategies	$307,148	$456,064	$187,212	$275,628
Fixed Strategy	163,813	328,109	99,846	198,297

	470,961	784,173	287,058	473,925
Fixed Rate Annuities:
Single-Year Rate Guaranteed	283,240	288,868	172,088	174,833
Multi-Year Rate Guaranteed	33,210	193,238	33,210	193,238

	316,450	482,106	205,298	368,071
Life Insurance	6,493	6,925	6,493	6,925
Accident and Health	365	395	365	395
Variable Annuities	—	28	—	28

	$794,269	$1,273,627	$499,214	$849,344

        For information related to our coinsurance agreement, see Note 5 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K.

        The reduction in annuity deposits in 2003 resulted from actions taken by us to manage our capital position, including reductions in our interest crediting rates on both new and existing annuities, reductions in sales commissions and suspension of sales of certain annuity products. We will continue to monitor our levels of production and take such actions as we believe appropriate to help maintain our rate of production within the range that our statutory capital and surplus of our life subsidiaries will support.

        Our net income increased 50% to $6.4 million for the second quarter of 2003, and 45% to $10.9 million for the six months ended June 30, 2003, compared to $4.3 million and $7.5 million for the same period in 2002. The growth in net income is directly tied to: (i) growth in our assets, (ii) decreases in interest crediting rates, and (iii) realized gains on sales of investments.

        Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) increased 59% to $5.5 million for the second quarter of 2003, and 73% to $11.2 million for the six months ended June 30, 2003 compared to $3.5 million and $6.5 million for the same periods in 2002. These increases are principally attributable to the growth in our annuity business and correspondingly, an increase in annuity policy withdrawals subject to surrender charges. Withdrawals from annuity and single premium universal life policies were $236.8 for the six months ended June 30, 2003 compared to $145.1 million for the same period in 2002.

        Net investment income increased 10% to $84.2 million in the second quarter of 2003, and 21% to $174.8 million for the six months ended June 30, 2003 compared to $76.6 million and $144.2 million for the same periods in 2002. These increases are principally attributable to the growth in our annuity business and corresponding increases in our invested assets. Invested assets (amortized cost basis) increased 20% to $5,499.4 million at June 30, 2003 compared to $4,574.0 million at June 30, 2002, while the weighted average yield earned on average invested assets was 6.72% for the six months ended June 30, 2003 compared to 6.92% for the same period in 2002.

        Realized gains (losses) on the sale of investments were $7.6 million in the second quarter of 2003 compared to $0.6 million for the same period in 2002. For the six months ended June 30, 2003, we had realized gains of $7.8 million compared to realized losses of $0.5 million for the same period in 2002. In the first six months of

2003, realized gains of $7.8 million included: (i) net realized gains of $10.7 million on the sale of certain corporate fixed maturity and equity securities and (ii) the write down of $2.9 million in the fair value of a security in recognition of an "other than temporary" impairment.

        Change in fair value of derivatives that we hold to fund the annual index credits on our index annuities was an increase of $33.1 million in the second quarter of 2003, and an increase of $19.1 million for the six months ended June 30, 2003 compared to a decline of $34.3 million and a decline of $44.0 million for the same periods in 2002. The difference between the change in fair value of derivatives between the periods is primarily due to the performance of the indexes upon which our call options are based. The change in fair value of derivatives arises from SFAS No. 133, which requires that we mark to market the purchased call options we use to fund the annual index credits on our index annuities. We include this as a component of our revenues. See Critical Accounting Policies—Derivative Instruments—Equity Index Products included in Management's Discussion and Analysis found in the Annual Report on Form 10-K.

        Interest credited to account balances increased 31% to $56.1 million in the second quarter of 2003, and 39% to $109.8 million for the six months ended June 30, 2003 compared to $42.8 million and $79.0 for the same periods in 2002. These increases are principally attributable to the increase in annuity liabilities, and also to the increased costs of funding the minimum guaranteed interest credited on our index policies, as described below. Such increases were offset in part by several reductions in interest crediting rates that we implemented in 2003 and 2002 in connection with our spread management process.

        Weighted average crediting rates as of June 30, 2003 and 2002 for our annuity liabilities, are summarized as follows:

	Fixed Rate (without bonuses)	Fixed Rate (with bonuses)	Net Equity Index Costs
June 30, 2003	4.58%	5.15%	3.79%
June 30, 2002	5.37%	5.75%	3.54%

        The above weighted average crediting rates for our fixed rate annuities include multi-year rate guaranteed, annually adjustable rate products and the portion of index annuity liabilities allocated to an annually adjustable fixed rate option. Such rates are disclosed with and without the impact of first-year bonuses paid to policyholders. Generally such bonuses are deducted from the commissions paid to sales agents on such products and deferred as policy acquisition costs. With respect to our index annuities, index costs represent the expenses we incur to fund the annual index credits and minimum guaranteed interest credited on the index business. Gains realized on such options are recorded as part of the change in fair value of derivatives, and are also reflected as an expense in interest credited to annuity policyholder account balances. In addition to the cost of options to fund the annual index credits on the index business, we credited to policyholder accounts minimum guarantees during the six months ended June 30, 2003 and 2002 on these contracts. The estimated weighted average cost of credits to policyholder accounts for these minimum guarantees on these contracts during the six months ended June 30, 2003 and 2002 was 0.27% and 0.24%, respectively. See Critical Accounting Policies—Derivatives Instruments—Equity Index Products and Note 1 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K.

        Change in fair value of embedded derivatives increased to $39.3 million in the second quarter of 2003 and to $41.2 million for the six months ended June 30, 2003 compared to ($22.8) million and ($17.4) million for the same periods in 2002. These amounts arise from SFAS No. 133, which requires recognition of the change in estimated fair value of index annuity reserves. Under SFAS No. 133, the annual crediting liabilities on our index annuities are treated as a "series of embedded derivatives" over the life of the applicable contracts. We are required to estimate the fair value of these future liabilities by projecting the cost of the annual options we will purchase in the future to fund index credits. See Critical Accounting Policies—Derivative Instruments—Equity Index Products and Note 1 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K.

        Amortization of deferred policy acquisition costs increased 44% to $15.4 million in the second quarter of 2003, and 50% to $26.9 million for the six months ended June 30, 2003 compared to $10.8 million and $17.9 million for the same periods in 2002. This increase is due to growth in our annuity business as discussed above. Additional amortization associated with realized gains on investments sold during the second quarter of 2003 was $3.7 million in the second quarter and first six months of 2003. See Notes 1 and 4 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K.

        Other operating costs and expenses totaled $6.6 million in the second quarter of 2003 compared to $6.7 million for the same period in 2002. Other operating costs and expenses increased 29% to $12.8 million for the six months ended June 30, 2003 compared to $9.9 million for the same periods in 2002. This increase is principally attributable to increases in marketing expenses, employees and related salaries and costs of employment due to growth in our annuity business. In addition, during the first quarter of 2002 we received a refund of approximately $0.5 million as a result of the cancellation of our agents convention scheduled for the week of September 11, 2001, which reduced our other operating costs and expenses for the first six months of 2002.

        Income tax expense increased 56% to $3.4 million in the second quarter of 2003, and 52% to $5.7 million for the six months ended June 30, 2003 compared to $2.2 million and $3.8 million for the same periods in 2002. The increase is principally due to an increase in pretax income. Our effective tax rate for the second quarter of 2003 and the six months ended June 2003 were 29% and 28%, respectively compared to 26% and 25% for the same periods in 2002. These effective income tax rates varied from the applicable statutory federal income tax rate of 35% principally due to (i) the impact of earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts; and (ii) the impact of state taxes on the federal income tax expense. See Note 6 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K.

Financial Condition

Investments

        Cash and investments increased to $5,585.5 million at June 30, 2003 compared to $5,327.8 at December 31, 2002 as a result of the growth in our annuity business discussed above and a decrease in the unrealized loss on our available for sale fixed maturity and equity securities. At June 30, 2003, the fair value of our available for sale fixed maturity and equity securities was $19.0 million less than the amortized cost of those investments, compared to $44.8 million at December 31, 2002. At June 30, 2003, the amortized cost of our fixed maturity securities held for investment exceeded the market value by $2.5 million, compared to $1.8 million at December 31, 2002. The decrease in the net unrealized investment losses at June 30, 2003 compared to December 31, 2002 is related to a decrease of approximately 30 basis points in market interest rates. Such unrealized losses are recognized in the accumulated other comprehensive loss component of stockholders' equity, net of related changes in the amortization of deferred policy acquisition costs and deferred income taxes.

        Our investment portfolio is summarized in the tables below:

	June 30, 2003		December 31, 2002
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturities:
United States Government and agencies	$4,212,836	75.4%	$4,207,840	79.0%
State, municipal, and other governments	—	—	5,631	0.1%
Public utilities	27,187	0.5%	51,023	1.0%
Corporate securities	355,624	6.4%	413,743	7.8%
Redeemable preferred stocks	15,592	0.3%	12,822	0.2%
Mortgage and asset-backed securities
United States Government and agencies	51,789	0.9%	70,047	1.3%
Non-government	296,054	5.3%	141,548	2.7%

Total fixed maturities	4,959,082	88.8%	4,902,654	92.1%
Equity securities	55,674	1.0%	17,006	0.3%
Mortgage loans on real estate	465,278	8.3%	334,339	6.3%
Derivative instruments	90,103	1.6%	52,313	1.0%
Policy loans	298	—	295	—
Cash and cash equivalents	15,071	0.3%	21,163	0.3%

Total cash and investments	$5,585,506	100.0%	$5,327,770	100.0%

        The amortized cost and estimated fair value of fixed maturity securities and equity securities at June 30, 2003 and December 31, 2002 that were in an unrealized loss position were as follows:

	June 30, 2003
	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government and agencies	$304,828	$(858)	$303,970
Corporate securities	83,014	(13,474)	69,540
Mortgage and asset-backed securities:
Non-government	214,130	(35,116)	179,014

	$601,972	$(49,448)	$552,524

Held for investment:
United States Government and agencies	$789,151	$(7,057)	$782,094

	$789,151	$(7,057)	$782,094

Equity securities:
Non-redeemable preferred stocks	$7,500	$(12)	$7,488
Common stocks	5,133	(735)	4,398

	$12,633	$(747)	$11,886

	December 31, 2002
	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government and agencies	$179,828	$(1,907)	$177,921
Public utilities	10,008	(2,907)	7,101
Corporate securities	210,826	(19,408)	191,418
Redeemable preferred stocks	1,000	(240)	760
Mortgage and asset-backed securities:
United States Government and agencies	50,250	(3,752)	46,498
Non-government	153,616	(43,008)	110,608

	$605,528	$(71,222)	$534,306

Held for investment:
United States Government and agencies	$230,231	$(579)	$229,652

	$230,231	$(579)	$229,652

Equity securities:
Non-redeemable preferred stocks	$2,650	$(110)	$2,540
Common stocks	5,874	(1,223)	4,651

	$8,524	$(1,333)	$7,191

        The amortized cost and estimated fair value of fixed maturity securities at June 30, 2003 and December 31, 2002, by contractual maturity, that were in an unrealized loss position are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	June 30, 2003
	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one year through five years	$5	$5	$—	$—
Due after five years through ten years	5,415	5,350	—	—
Due after ten years through twenty years	341,503	335,626	—	—
Due after twenty years	40,919	32,529	789,151	782,094

	387,842	373,510	789,151	782,094
Mortgage-backed and asset-backed securities	214,130	179,014	—	—

	$601,972	$552,524	$789,151	$782,094

	December 31, 2002
	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one year through five years	$5	$4	$—	$—
Due after five years through ten years	48,785	45,522	—	—
Due after ten years through twenty years	65,430	56,339	—	—
Due after twenty years	287,442	275,335	230,231	229,652

	401,662	377,200	230,231	229,652
Mortgage-backed and asset-backed securities	203,866	157,106	—	—

	$605,528	$534,306	$230,231	$229,652

        The table below presents our fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations.

		June 30, 2003		December 31, 2002
NAIC Designation	Rating Agency Equivalent	Carrying Amount	Percent	Carrying Amount	Percent
		(Dollars in thousands)
1	Aaa/Aa/A	$4,731,116	95.4%	$4,624,824	94.3%
2	Baa	174,595	3.5%	230,847	4.7%
3	Ba	23,016	0.5%	37,478	0.8%
4	B	23,354	0.5%	7,505	0.2%
5	Caa and lower	7,001	0.1%	2,000	—
6	In or near default	—	—	—	—

	Total fixed maturities	$4,959,082	100.0%	$4,902,654	100.0%

        Approximately 76% and 80% of our total invested assets at June 30, 2003 and December 31, 2002, respectively, were in United States Government and agency fixed maturity securities including government guaranteed mortgage-backed securities. Corporate securities represented approximately 6% and 8% at June 30, 2003 and December 31, 2002, respectively, of our total invested assets. There are no other significant concentrations in the portfolio by type of security or by industry.

        At June 30, 2003 and December 31, 2002, the fair value of investments we owned that were non-investment grade or not rated were $58.1 million and $51.9 million, respectively. The unrealized losses on investments we owned that were non-investment grade or not rated at June 30, 2003 and December 31, 2002, were $15.5 million and $19.8 million, respectively.

        At June 30, 2003 and December 31, 2002, we identified certain invested assets which have characteristics (i.e significant unrealized losses compared to book value and industry trends) creating uncertainty as to our future assessment of other than temporary impairments which are listed below by length of time these invested assets have been in an unrealized loss position. We have excluded from this list securities with unrealized losses which are related to market movements in interest rates.

	June 30, 2003
	Amortized Cost	Unrealized Losses	Fair Value
	(Dollars in thousands)
3 months or less	$—	$—	$—
Greater than 3 months to 6 months	—	—	—
Greater than 6 months to 9 months	28,179	(12,571)	15,608
Greater than 9 months to 12 months	16,173	(2,398)	13,775
Greater than 12 months	17,086	(8,600)	8,486

	$61,438	$(23,569)	$37,869

	December 31, 2002
	Amortized Cost	Unrealized Losses	Fair Value
	(Dollars in thousands)
3 months or less	$39,853	$(14,815)	$25,038
Greater than 3 months to 6 months	15,628	(4,050)	11,578
Greater than 6 months to 9 months	—	—	—
Greater than 9 months to 12 months	6,185	(3,185)	3,000
Greater than 12 months	40,067	(13,956)	26,111

	$101,733	$(36,006)	$65,727

        We have reviewed these investments and concluded that there was no other than temporary impairment on these investments at June 30, 2003 and December 31, 2002. The factors that we considered in making this determination included the financial condition and near-term prospects of the issuer, whether the issuer is current on all payments and all contractual payments have been made, our intent and ability to hold the investment to allow for any anticipated recovery and the length of time and extent to which the fair value has been less than cost. During the first six months of 2003, we took a $2.9 million writedown on a security that we concluded did have an other than temporary impairment.

        At June 30, 2003, we held $465.3 million of mortgage loans compared to $334.3 at December 31, 2002. These mortgage loans are diversified as to property type, location, and loan size, and are collateralized by the related properties. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	June 30, 2003		December 31, 2002
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$79,420	17.1%	$51,785	15.5%
Middle Atlantic	57,159	12.3%	40,879	12.2%
Mountain	55,393	11.9%	26,478	7.9%
New England	24,761	5.3%	13,242	4.0%
Pacific	33,710	7.2%	20,499	6.1%
South Atlantic	103,659	22.3%	96,401	28.8%
West	111,176	23.9%	85,055	25.5%

Total	$465,278	100.0%	$334,339	100.0%

	June 30, 2003		December 31, 2002
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Property type distribution
Office	$205,547	44.2%	$126,818	37.9%
Retail	132,920	28.6%	101,485	30.4%
Industrial	84,358	18.1%	70,141	21.0%
Hotel	21,021	4.5%	21,218	6.3%
Apartment	961	0.2%	968	0.3%
Mixed use/other	20,471	4.4%	13,709	4.1%

Total	$465,278	100.0%	$334,339	100.0%

Liquidity

        We did not issue any equity or debt securities during the first six months of 2003. For information related to the Company's notes payable and requirements under the related credit agreement, see Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this report and Note 7 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K.

        The statutory capital and surplus of our life insurance subsidiaries at June 30, 2003 was $234.9 million. American Equity Investment Life Insurance Company ("American Equity Life") made surplus note interest payments to us of $2.4 million during the six months ended June 30, 2003. For the remainder of 2003, up to $25.9 million can be distributed by American Equity Life as dividends without prior regulatory approval. Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had $55.1 million of earned surplus at June 30, 2003.

        The transfer of funds by American Equity Investment Life is also restricted by certain covenants in our bank credit facility, which, among other things, requires American Equity Life to maintain statutory capital and surplus (including asset valuation and interest maintenance reserves) of $140 million plus 25% of statutory net income and 75% of the capital contributions to American Equity Life for periods subsequent to December 31, 1999. Under the most restrictive of these limitations, approximately $25.9 million of our earned surplus at June 30, 2003 would be available for distribution by American Equity Life to the parent company in the form of dividends or other distributions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We seek to invest our available funds in a manner that will maximize shareholder value and fund future obligations to policyholders and debtors, subject to appropriate risk considerations. We seek to meet this objective through investments that: (i) consist predominately of investment grade fixed maturity securities; (ii) have projected returns which satisfy our spread targets; and (iii) have characteristics which support the underlying liabilities. Many of our products incorporate surrender charges, market interest rate adjustments or other features to encourage persistency.

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

        Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products and the market value of our investments. The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (participation or asset fee rates for index annuities) on substantially all of our annuity policies at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. A major component of our interest rate risk management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities. We use computer models to simulate cash flows expected from our existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from our assets to meet the expected cash requirements of our liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. (The "duration" of a security is the time weighted present value of the security's expected cash flows and is used to measure a security's sensitivity to changes in interest rates.) When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in value of assets should be largely offset by a change in the value of liabilities. At June 30, 2003, the effective duration of our cash and invested assets backing our insurance liabilities was approximately 7.76 years and the estimated duration of our insurance liabilities was approximately 6.44 years.

        If interest rates were to increase 10% (35 basis points) from levels at June 30, 2003, we estimate that the fair value of our fixed maturity securities would decrease by approximately $166.0 million. If interest rates were to increase 50 basis points from the levels at June 30, 2003, the effective duration of our cash and invested assets backing our insurance liabilities would be approximately 11.0 years. The computer models used to estimate the impact of a 10% or 50 basis points change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

        At June 30, 2003, 80.6% of our fixed income securities have call features and 11.8% are subject to current redemption. Another 47.9% will become subject to call redemption through December 31, 2003. During the six months ended June 30, 2003, we received $1,853.5 million in net redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of credited income on our annuity liability reserves, we have the ability to reduce crediting rates on most of our annuity liabilities to maintain the spread at our targeted level. Approximately 78.1% of our annuity liabilities are subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates of 3% to 4%.

        With respect to our index business, we purchase call options on the applicable indexes to fund the annual index credits on such annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Our risk associated with the current options we hold is limited to the cost of such options. Market value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products. For the six months ended June 30, 2003, we realized gains of $11.0 million on our index options at their expiration, and we credited $9.8 million to policyholders. On the respective anniversary dates of the index policies, we purchase new one-year call options to fund the next annual index credits. The risk associated with these prospective purchases is the uncertainty of the cost, which will determine whether we are able to earn our spread on our index business. This is a risk we manage through the terms of our index annuities, which permit us to change annual participation rates, asset fees, and/or caps, subject to guaranteed minimums. By reducing participation rates, asset fees or caps, we can limit option costs to budgeted amounts except in cases where the minimum guarantees would prevent further reductions. Based upon actuarial testing conducted as a part of the design of our index product, we believe the risk that minimum guarantees would prevent us from controlling option costs is negligible.

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

PART II.    OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)
None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)		The Company's annual shareholders' meeting was held on June 5, 2003.
(b) and (c)	(i)	Election of the following directors to the Company's Board of Directors:
	FOR	AGAINST
David J. Noble	12,552,231	52,114
A.J. Strickland, III	12,552,231	52,114
Harley A. Whitfield	12,552,231	52,114
(ii)	Amendment to the Articles of Incorporation—Director Liability and Indemnification Rights. There were 12,472,845 votes for the amendment; 72,375 cast against and 59,125 abstentions.
(iii)	Ratification of the appointment of Ernst & Young, LLP as Independent Auditors for 2003. There were 12,551,220 votes for the ratification; 0 cast against; and 53,125 abstentions.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

  10.12
  2002 Coinsurance and Yearly Renewable Term Reinsurance Agreement

  31.1
  Certification of David J. Noble

  31.2
  Certification of Wendy L. Carlson

  32
  Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—David J. Noble and Wendy L. Carlson

  (b)
  No reports on Form 8-K were filed during the quarter ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
	By:	/s/ DAVID J. NOBLE David J. Noble, Chief Executive Officer (Principal Executive Officer)
	By:	/s/ WENDY L. CARLSON Wendy L. Carlson, Chief Financial Officer (Principal Financial Officer)
	By:	/s/ TED M. JOHNSON Ted M. Johnson, Vice President—Accounting (Principal Accounting Officer)

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