Form 10-K/A
period 2002-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2003-09-12
CIK 1039828

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this From 10-K/A. ☐

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A is being filed with respect to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 28, 2003. This Amendment No. 1 reflects an adjustment to our earnings per common share—assuming dilution, as reported on our Consolidated Statements of Income included herein. This adjustment relates to our convertible stock of a subsidiary trust, which first became convertible on September 30, 2002; however, a dilutive effect is required to be computed for the entire year of 2002. This stock has a dilutive effect of $0.04 per share on earnings per common share—assuming dilution, for the year ended December 31, 2002. For specific changes see Item 6, the Consolidated Statements of Operations, and Notes 1, 13 and 14 to the Consolidated Financial Statements. We have also amended Item 14, Controls and Procedures, to revise the language to be in accordance with the Securities and Exchange Commission's final adoption rules, "Management Assessment of Internal Controls." This Amendment No. 1 does not contain updates to reflect any events occurring after the original March 28, 2003 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission, as may be amended, for periods subsequent to the date of the original filing of the Annual Report on Form 10-K.

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

        Fixed Rate Annuities.    Fixed rate annuities include single premium deferred annuities ("SPDAs"), flexible premium deferred annuities ("FPDAs") and single premium immediate annuities ("SPIAs"). A SPDA generally involves the tax- deferred accumulation of interest on a single premium paid by the policyholder. After a number of years, as specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, or for a combination of these payment options. We introduced two new types of SPDAs in December 2000, under which the annual crediting rate is guaranteed for either a three-year or a five-year period. We suspended the sales of these three-year and five-year SPDAs in November of

2002. FPDAs are similar to SPDAs, except that the FPDA allows additional deposits in varying amounts by the policyholder without a new application.

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

        The second segment of the Swiss Re agreement is yearly renewable term reinsurance whereby Swiss Re's subsidiary reinsures risks associated with the death benefits on our annuity products to the extent such benefits exceed the cash surrender values of the applicable contracts. We have received the maximum expense allowance allowable under this agreement of $15 million during 2001, which was equal to 2.25%-3% of the first year premiums on annuities issued after January 1, 2001 through approximately July 31, 2001. This amount is being repaid ratably over a five-year period. The balance due at December 31, 2002 and 2001 was $10.9 million and $14.3 million, respectively. This agreement bears interest at the ninety day London Interbank Offered Rate plus 140 basis points (2.78% at December 31, 2002) and interest incurred was $0.4 million for both the years ended December 31, 2002 and 2001.

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

	As of and for the year ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues
Traditional life and accident and health insurance premiums	$13,664	$13,141	$11,034	$10,294	$10,528
Annuity and single premium universal life product charges	15,376	12,520	8,338	3,452	642
Net investment income	308,548	209,086	100,060	66,679	26,357
Realized gains (losses) on sales of investments	(122)	787	(1,411)	(87)	427
Change in fair value of derivatives(a)	(57,753)	(55,158)	(3,406)	(528)	—

Total revenues	279,713	180,376	114,615	79,810	37,954
Benefits and expenses
Insurance policy benefits and change in future policy benefits	9,317	9,762	8,728	7,232	6,085
Interest credited to account balances	177,633	97,923	56,529	41,727	15,838
Change in fair value of embedded derivatives(a)	(5,027)	12,921	—	—	—
Interest expense on notes payable	1,901	2,881	2,339	896	789
Interest expense on General Agency Commission and Servicing Agreement	3,596	5,716	5,958	3,861	1,652
Interest expense on amounts due under repurchase agreements	734	1,123	3,267	3,491	1,529
Other interest expense	1,043	381	—	—	—
Amortization of deferred policy acquisition costs	39,930	23,040	8,574	7,063	2,020
Other operating costs and expenses	21,635	17,176	14,602	12,445	9,037

Total benefits and expenses	250,762	170,923	99,997	76,715	36,950

Income before income taxes, minority interests and cumulative effect of change in accounting principle	28,951	9,453	14,618	3,095	1,004
Income tax expense (benefit)	7,299	333	2,385	(1,370)	760

Income before minority interests and cumulative effect of change in accounting principle	21,652	9,120	12,233	4,465	244
Minority interests in subsidiaries:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	7,445	7,449	7,449	2,022	—

Income before cumulative effect of change in accounting principle	14,207	1,671	4,784	2,443	244
Cumulative effect of change in accounting for derivatives(a)	—	(799)	—	—	—

Net income	$14,207	$872	$4,784	$2,443	$244

Per share data:
Earnings per common share:
Income before cumulative effect of change in accounting principle	$0.87	$0.10	$0.29	$0.15	$0.02
Cumulative effect of change in accounting for derivatives(a)	—	(0.05)	—	—	—

Earnings per common share	$0.87	$0.05	$0.29	$0.15	$0.02

Earnings per common share—assuming dilution:
Income before cumulative effect of change in accounting principle	$0.80	$0.09	$0.26	$0.14	$0.02
Cumulative effect of change in accounting for derivatives(a)	—	(0.04)	—	—	—

Earnings per common share—assuming dilution, as previously reported(b)	$0.80	$0.05	$0.26	$0.14	$0.02

Earnings per common share—assuming dilution, as restated(b)	$0.76	N/A	N/A	N/A	N/A

Dividends declared per common share	$0.01	$0.01	$0.01	$0.01	$—

(a)
The accounting change resulted from the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which became effective on January 1, 2001.

(b)
Earnings per share—assuming dilution was previously reported without inclusion of the convertible stock of a subsidiary trust. Such stock has a dilutive effect now reflected in earnings per share—assuming dilution, as restated. The effect of the convertible stock of the subsidiary trust has not been included in the computation of dilutive earnings per common share for periods prior to 2002 as the effect is antidilutive.

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

        Our investment portfolio is summarized in the table below:

	December 31,
	2002		2001
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government and agencies	$4,207,840	79.0%	$2,087,484	55.2%
State, municipal, and other governments	5,631	0.1%	5,099	0.1%
Public utilities	51,023	1.0%	38,472	1.0%
Corporate securities	413,743	7.8%	549,150	14.5%
Redeemable preferred stocks	12,822	0.2%	17,055	0.5%
Mortgage and asset-backed securities:
Government	70,047	1.3%	528,325	14.0%
Non-Government	141,548	2.7%	203,781	5.4%

Total fixed maturity securities	4,902,654	92.1%	3,429,366	90.7%
Equity securities	17,006	0.3%	18,245	0.5%
Mortgage loans on real estate	334,339	6.3%	108,181	2.9%
Derivative instruments	52,313	1.0%	40,052	1.0%
Policy loans	295	0.0%	291	0.0%
Cash and cash equivalents	21,163	0.3%	184,130	4.9%

Total cash and investments	$5,327,770	100.0%	$3,780,265	100.0%

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

        We have a credit agreement with three banks. The amount outstanding under this agreement was $43.3 million at December 31, 2002, of which $10.0 million was borrowed in December, 2002 and contributed to the surplus of American Equity Life. The amount outstanding under this agreement at December 31, 2001 was $46.7 million. Principal and interest under this agreement are paid quarterly. The notes bear interest (4.36% at December 31, 2002) at prime or LIBOR plus a specified margin of up to 2.25% Under this agreement, we are required to maintain minimum capital and surplus levels at American Equity Life and meet certain other financial and operating ratio requirements. We are also prohibited from incurring other indebtedness for borrowed money without obtaining a waiver from the lenders and from paying dividends on our capital stock in excess of 25% of our consolidated net income for the prior fiscal year. See Note 7 of the Notes to Consolidated Financial Statements included elsewhere in this report.

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

		Number Issued
					Warrant Exercise Price
Description	Issue Price	Shares	Warrants
Common Stock & Warrants
1996	$3.33	2,340,000	468,000		$3.33
1997	3.33	11,994	2,394		3.33
1998(1)	3.33	9,000	1,800		3.33

		2,360,994	472,194	(2)
1997	4.00	1,711,248	342,249	(3)	4.00
		—	204,750	(4)	4.00

		1,711,248	546,999
Common Stock—1997	5.33	7,998,750
1998 Series A Participating Preferred Stock	16.00	625,000

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

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years
	(Dollars in thousands)
Notes payable	$43,333	$15,333	$26,000	$2,000
Amounts due to related party under General Agency Commission and Servicing Agreement	40,345	22,358	17,987	—
Swiss Re (See Note 5 of the Notes to Consolidated Financial Statements)	10,908	2,728	8,180	—
Hannover (See Note 5 of the Notes to Consolidated Financial Statements)	4,350	1,350	2,670	330
Operating leases	3,518	1,026	2,422	70
Mortgage loan funding	49,270	49,270	—	—

Total	$151,724	$92,065	$57,259	$2,400

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements are included as a part of this report on Form 10-K/A on pages F-1 through F-33.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

        The information required by Part III is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

        In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive

Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date of such evaluation.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of September, 2003.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
By:	/s/ WENDY L. CARLSON Wendy L. Carlson, Authorized Officer

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

        As discussed in Notes 1 and 13 to the consolidated financial statements, the Company corrected an error in the calculation of its earnings per common share—assuming dilution as previously reported for the year ended December 31, 2002.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in response to a new accounting standard that became effective January 1, 2001.

                      /s/ Ernst & Young LLP

Des Moines, Iowa
March 14, 2003, except for paragraph 38 of Note 1 and Note 13, as to which the date is September 10, 2003

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,
	2002	2001
Assets
Cash and investments:
Fixed maturity securities:
Available for sale, at market (amortized cost: 2002—$3,796,914; 2001—$3,101,040)	$3,753,144	$2,974,761
Held for investment, at amortized cost (market: 2002—$1,151,337; 2001—$412,378)	1,149,510	454,605
Equity securities, available for sale, at market (cost: 2002—$18,051; 2001—$18,609)	17,006	18,245
Mortgage loans on real estate	334,339	108,181
Derivative instruments	52,313	40,052
Policy loans	295	291
Cash and cash equivalents	21,163	184,130

Total cash and investments	5,327,770	3,780,265
Premiums due and uncollected	1,371	1,386
Accrued investment income	36,716	22,100
Receivables from related parties	20,949	29,978
Property, furniture and equipment, less allowances for depreciation of $4,011 in 2002 and $3,150 in 2001	1,675	1,622
Deferred policy acquisition costs	595,450	492,757
Deferred income tax asset	50,711	51,244
Federal income taxes recoverable	—	4,224
Other assets	4,814	5,011
Assets held in separate account	2,810	3,858

Total assets	$6,042,266	$4,392,445

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Year ended December 31,
	2002	2001	2000
Revenues:
Traditional life and accident and health insurance premiums	$13,664	$13,141	$11,034
Annuity and single premium universal life product charges	15,376	12,520	8,338
Net investment income	308,548	209,086	100,060
Realized gains (losses) on sales of investments	(122)	787	(1,411)
Change in fair value of derivatives	(57,753)	(55,158)	(3,406)

Total revenues	279,713	180,376	114,615
Benefits and expenses:
Insurance policy benefits and change in future policy benefits	9,317	9,762	8,728
Interest credited to account balances	177,633	97,923	56,529
Change in fair value of embedded derivatives	(5,027)	12,921	—
Interest expense on notes payable	1,901	2,881	2,339
Interest expense on General Agency Commission and Servicing Agreement	3,596	5,716	5,958
Interest expense on amounts due under repurchase agreements	734	1,123	3,267
Other interest expense	1,043	381	—
Amortization of deferred policy acquisition costs	39,930	23,040	8,574
Other operating costs and expenses	21,635	17,176	14,602

Total benefits and expenses	250,762	170,923	99,997

Income before income taxes, minority interests and cumulative effect of change in accounting principle	28,951	9,453	14,618
Income tax expense	7,299	333	2,385

Income before minority interests and cumulative effect of change in accounting principle	21,652	9,120	12,233
Minority interests in subsidiaries:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	7,445	7,449	7,449

Income before cumulative effect of change in accounting principle	14,207	1,671	4,784
Cumulative effect of change in accounting for derivatives	—	(799)	—

Net income	$14,207	$872	$4,784

Earnings per common share:
Income before cumulative effect of change in accounting principle	$0.87	$0.10	$0.29
Cumulative effect of change in accounting for derivatives	—	(0.05)	—

Earnings per common share	$0.87	$0.05	$0.29

Earnings per common share—assuming dilution:
Income before cumulative effect of change in accounting principle	$0.80	$0.09	$0.26
Cumulative effect of change in accounting for derivatives	—	(0.04)	—

Earnings per common share—assuming dilution, as previously reported	$0.80	$0.05	$0.26

Earnings per common share—assuming dilution, as restated	$0.76	N/A	N/A

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2002	2001	2000
Operating activities
Net income	$14,207	$872	$4,784
Cumulative effect of change in accounting for derivatives	—	799	—
Adjustments to reconcile net income to net cash used in operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	177,633	97,923	56,529
Annuity and single premium universal life product charges	(15,376)	(12,520)	(8,338)
Change in fair value of embedded derivatives	(5,027)	12,921	—
Increase in traditional life and accident and health insurance reserves	7,599	5,136	5,294
Policy acquisition costs deferred	(152,144)	(154,451)	(77,056)
Amortization of deferred policy acquisition costs	39,930	23,040	8,574
Provision for depreciation and other amortization	981	970	854
Amortization of discount and premiums on fixed maturity securities	(134,590)	(50,462)	12,933
Realized losses (gains) on sales of investments	122	(787)	1,411
Change in fair value of derivatives	57,753	55,158	3,406
Deferred income taxes	(11,091)	(5,794)	(2,840)
Reduction of amounts due to related party under General Agency Commission and Servicing Agreement	(18,058)	(29,422)	(14,491)
Changes in other operating assets and liabilities:
Accrued investment income	(14,616)	(702)	(7,215)
Receivables from related parties	9,029	17,265	(28,346)
Federal income taxes recoverable/payable	12,411	(4,274)	1,713
Other policy funds and contract claims	13,598	5,376	5,116
Other amounts due to related parties	(4,412)	15,927	4,000
Other liabilities	(8,275)	4,861	1,221
Other	1,544	414	(1,679)

Net cash used in operating activities	(28,782)	(17,750)	(34,130)
Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities—available for sale	3,527,658	1,734,890	628,847
Equity securities, available for sale	10,352	7,820	1,588
Mortgage loans on real estate	3,160	—	—
Derivative instruments	9,735	—	(3,406)

	3,550,905	1,742,710	627,029
Acquisition of investments:
Fixed maturity securities—available for sale	(4,634,925)	(3,214,768)	(1,092,492)
Fixed maturity securities—held for investment	(215,161)	—	(7,246)
Equity securities, available for sale	(10,055)	(18,844)	(1,437)
Mortgage loans on real estate	(229,318)	(108,181)	—
Derivative instruments	(93,963)	(76,569)	(68,088)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year ended December 31,
	2002	2001	2000
Investing activities (continued)
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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per common share were as follows:

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands, except per share data)
Net income, as reported—numerator for basic earnings per common share	$14,207	$872	$4,784
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(491)	(38)	(1,201)

Net income, pro forma—numerator for basic earnings per common share, pro forma	13,716	834	3,583
Dividends on convertible stock of a subsidiary trust (net of income tax benefit)	1,348	—	—

Numerator for diluted earnings per common share, pro forma, as restated	$15,064	$834	$3,583

Basic earnings per common share, as reported	$0.87	$0.05	$0.29
Basic earnings per common share, pro forma	$0.84	$0.05	$0.22
Diluted earnings per common share, as reported	$0.80	$0.05	$0.26
Diluted earnings per common share, as restated	$0.76	N/A	N/A
Diluted earnings per common share, pro forma, as reported	$0.77	$0.05	$0.19
Diluted earnings per common share, pro forma, as restated	$0.74	N/A	N/A

        Diluted earnings per common share and diluted earnings per common share, proforma was previously reported without the inclusion of the convertible stock of a subsidiary trust. Such stock has a dilutive effect for 2002 reflected in dilutive earnings per common share, as restated and dilutive earnings per common share, proforma, as restated. The effect of the convertible stock of the subsidiary trust has not been included in the computation of dilutive earnings per common share and dilutive earnings per common share, proforma for 2001 and 2000 as the effect is anitdilutive.

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

        Net realized gains (losses) included in revenues for the years ended December 31, 2002, 2001 and 2000 are as follows:

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$19,943	$12,820	$—
Gross realized losses	(6,773)	(4,439)	(977)
Writedowns (other than temporary impairments)	(13,030)	(7,773)	—

	140	608	(977)
Equity securities	(262)	179	(434)

	$(122)	$787	$(1,411)

        Changes in unrealized appreciation (depreciation) on investments for the years ended December 31, 2002, 2001 and 2000 are as follows:

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$44,054	$22,030	$18,325

Investments carried at estimated fair value:
Fixed maturity securities, available for sale	$82,509	$(77,463)	$24,629
Equity securities, available for sale	(681)	400	(357)

	81,828	(77,063)	24,272
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs	(49,470)	51,441	3,971
Deferred income tax asset	(11,624)	8,967	(9,884)
Net unrealized gain and amortization on fixed maturity securities transferred from available-for-sale to held for investment	853	—	—

	(60,241)	60,408	(5,913)

Change is unrealized appreciation (depreciation) on investments carried at estimated fair value	$21,587	$(16,655)	$18,359

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

        During 2000, the Company purchased financial futures instruments and total return exchange agreements as a part of its asset- liability management activities. The operations of the Company are subject to risk of interest rate fluctuations to the extent that there is a difference between the amount of the Company's interest-earning assets and interest-bearing liabilities that mature in specified periods. The principal objective of the Company's asset-liability management activities is to provide maximum levels of net investment income while maintaining acceptable levels of interest rate and liquidity risk, and facilitating the funding needs of the Company. Financial futures contracts are commitments to either purchase or sell a financial instrument at a specific future date for a specified price and may be settled in cash or through delivery of the financial instrument. Total return exchange agreements generally involve the exchange of the total return or yield on a referenced security for a specified interest rate.

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

        The second segment is yearly renewable term reinsurance whereby Swiss Re's subsidiary reinsures risks associated with the death benefits on the Company's annuity products to the extent such benefits exceed the cash surrender values of the applicable contracts. The Company has received the maximum expense allowance allowable under this agreement of $15 million during 2001 which was equal to 2.25%-3% of the first year premiums on annuities issued after January 2001 through approximately July 31, 2001. This amount is to be paid ratably over a five-year period. The balance at December 31,

2002 and 2001 was $10.9 million and $14.3 million, respectively. This agreement bears interest at the ninety day London Interbank Offered Rate plus 140 basis points (2.78% at December 31, 2002) and interest incurred was $0.4 million for each of the years ended December 31, 2002 and 2001.

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

        Coinsurance.    Effective August 1, 2001, American Equity Life entered into a coinsurance agreement with Equitrust Life Insurance Company ("Equitrust"), an affiliate of Farm Bureau Life Insurance Company ("Farm Bureau") covering 70% of certain of the Company's non-multi-year guarantee fixed annuities and equity index annuities issued from August 1, 2001 through December 31, 2001 and 40% of those contracts for 2002 and 2003. As of December 31, 2002, Farm Bureau beneficially owned 32.47% of the Company's common stock. Total annuity deposits ceded were approximately $837.9 million and $418.3 million for the year ended December 31, 2002 and the period from August 1, 2001 to December 31, 2001, respectively. Expense allowances received were approximately $99.4 million and $51.2 million under this agreement for the year ended December 31, 2002 and the period from August 1, 2001 to December 31, 2001, respectively. The balance due under this agreement to Farm Bureau was $1.5 million at December 31, 2002 and $22.9 million at December 31, 2001, and represents the market value of the call options related to the ceded business held by the Company to fund the index credits and cash due to or from Farm Bureau related to the transfer of annuity deposits.

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

        The Company has entered into deferred compensation arrangements with certain officers, directors, and consultants, whereby these individuals agreed to take common stock of the Company at a future date in lieu of cash payments. The common stock is to be issued in conjunction with a "trigger event", as that term is defined in the individual agreements. At December 31, 2002 and 2001, these individuals have earned, and the Company has reserved for future issuance, 288,329 shares of common stock, pursuant to these arrangements. The Company has also accrued $1.2 million as an other liability at December 31, 2002 and 2001, representing the value associated with the shares earned.

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

        Changes in the number of stock options outstanding during the years ended December 31, 2002, 2001 and 2000 are as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Total Exercise Price
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2000	2,292,435	$4.72	$10,817
Granted	456,344	9.67	4,413
Cancelled	(118,575)	6.29	(746)
Exercised	(52,650)	3.68	(194)

Outstanding at December 31, 2000	2,577,554	5.54	14,290
Granted	87,500	9.67	846
Cancelled	(15,050)	7.91	(119)
Exercised	(5,052)	7.69	(39)

Outstanding at December 31, 2001	2,644,952	5.67	14,978
Granted	—		—
Cancelled	(15,547)	9.13	(142)
Exercised	(103)	9.67	(1)

Outstanding at December 31, 2002	2,629,302	5.64	$14,835

        Stock options outstanding at December 31, 2002 (all currently exercisable) are as follows:

	Number of Shares	Weighted-Average Remaining Life (in Years)
Exercise price:
$3.33	1,069,500	4.19
$4.00	347,250	4.56
$5.33	114,000	5.64
$7.33	569,760	5.16
$8.67	18,000	6.92
$9.67	510,792	8.15

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

        Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's life insurance subsidiaries differ from generally accepted accounting principles. Combined net income (loss) for the Company's life insurance subsidiaries as determined in accordance with statutory accounting practices was $26.0 million, $(17.2) million and $10.4 million in 2002, 2001 and 2000, respectively, and total statutory capital and surplus of the Company's life insurance subsidiaries was $227.2 million and $177.9 million at December 31, 2002 and 2001, respectively.

        The National Association of Insurance Commissioners (NAIC) revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual was effective January 1, 2001. Statutory capital and surplus increased $2.4 million during 2001 due to the adoption of accounting changes resulting from the codification of statutory accounting principles.

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

13.   Earnings Per Share

        The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands, except per share data)
Numerator:
Income before cumulative effect of change in accounting principle	$14,207	$1,671	$4,784
Cumulative effect of change in accounting for derivatives	—	(799)	—

Net income—numerator for earnings per common share	14,207	872	4,784
Dividends on convertible stock of a subsidiary trust (net of income tax benefit)	1,348	—	—

Numerator for earnings per common share—assuming dilution	$15,555	$872	$4,784

Denominator:
Weighted average common shares outstanding and issuable	14,528,387	14,530,978	14,365,267
Participating preferred stock	1,875,000	1,875,000	1,875,000

Denominator for earnings per common share	16,403,387	16,405,978	16,240,267
Effect of dilutive securities:
Convertible stock of a subsidiary trust	2,592,514	—	—
Warrants	3,179	17,330	105,344
Stock options and management subscription rights	377,845	1,361,409	1,705,364
Deferred compensation agreements	1,015,924	737,601	537,059

Denominator for earnings per common share—assuming dilution	20,392,849	18,522,318	18,588,034

Earnings per common share:
Income before cumulative effect of change in accounting principle	$0.87	$0.10	$0.29
Cumulative effect of change in accounting for derivatives	—	(0.05)	—

Earnings per common share	$0.87	$0.05	$0.29

Earnings per common share—assuming dilution:
Income before cumulative effect of change in accounting principle	$0.80	$0.09	$0.26
Cumulative effect of change in accounting for derivatives	—	(0.04)	—

Earnings per common share—assuming dilution, as previously reported	$0.80	$0.05	$0.26

Earnings per common share—assuming dilution, as restated	$0.76	N/A	N/A

        Earnings per common share—assuming dilution was previously reported without inclusion of the convertible stock of a subsidiary trust. Such stock has a dilutive effect for 2002 reflected in earnings per common share—assuming dilution, as restated. The effect of the convertible stock of the subsidiary trust has not been included in the computation of dilutive earnings per common share for 2001 and 2000 as the effect is antidilutive.

14.   Quarterly Financial Information (Unaudited)

        Unaudited quarterly results of operations are summarized below.

	2002
Quarter ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Premiums and product charges	$5,954	$7,842	$7,316	$7,928
Net investment income	67,586	76,592	77,878	86,492
Realized gains (losses) on sales of investments	(1,087)	569	608	(212)
Change in fair value of derivatives	(9,672)	(34,314)	(12,482)	(1,285)
Total revenues	62,781	50,689	73,320	92,923
Net income	3,258	4,251	2,901	3,797
Earnings per common share	$0.20	$0.26	$0.18	$0.23

Earnings per common share—assuming dilution, as previously reported	$0.18	$0.23	$0.16	$0.21

Earnings per common share—assuming dilution, as restated	$0.18	$0.22	$0.16	$0.20

	2001
Quarter ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Premiums and product charges	$5,943	$6,518	$6,554	$6,646
Net investment income	41,630	50,724	60,260	56,472
Realized gains (losses) on sales of investments	156	583	69	(21)
Change in fair value of derivatives	(25,848)	(4,934)	(27,119)	2,743
Total revenues	21,881	52,891	39,764	65,840
Net income (loss)	(483)	3,251	2,030	(3,926)
Earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$0.02	$0.19	$0.12	$(0.27)
Cumulative effect of change in accounting for derivatives	(0.05)	—	—	—

Earnings (loss) per common share	$(0.03)	$0.19	$0.12	$(0.27)

Earnings (loss) per common share—assuming dilution:
Income before cumulative effect of change in accounting principle	$0.02	$0.17	$0.11	$(0.27)
Cumulative effect of change in accounting for derivatives	(0.05)	—	—	—

Earnings (loss) per common share—assuming dilution	$(0.03)	$0.17	$0.11	$(0.27)

        The differences between the change in fair value of derivatives by quarter primarily corresponds to the performance of the indices upon which our call options are based. Earnings (loss) per common share for each quarter is computed independently of earnings (loss) per common share for the year. As a result, the sum of the quarterly earnings (loss) per common share amounts may not equal the earnings (loss) per common share for the year due primarily to the inclusion or exclusion of common shares based upon whether their effect is dilutive or antidilutive in each quarter. Earnings per common share—assuming dilution was previously reported without inclusion of the convertible stock of a subsidiary trust. Such stock has a dilutive effect during 2002 reflected in earnings per share—assuming dilution, as restated. The effect of the convertible stock of the subsidiary trust has not been included in the computation of dilutive earnings per common share for each of the quarters ended during 2001 as the effect is antidilutive.

Schedule I—Summary of Investments—Other
Than Investments in Related Parties
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
December 31, 2002

Column A	Column B	Column C	Column D
Type of Investment	Amortized Cost(1)	Fair Value	Amount at which shown in the balance sheet(2)
	(Dollars in thousands)
Fixed maturity securities:
Available for sale
United States Government and agencies	$3,116,562	$3,134,003	$3,134,003
State, municipal and other governments	5,621	5,631	5,631
Public utilities	52,308	51,023	51,023
Corporate securities	354,071	338,070	338,070
Redeemable preferred stocks	11,882	12,822	12,822
Mortgage and asset-backed securities	256,470	211,595	211,595

	3,796,914	3,753,144	3,753,144
Held for investment
United States Government and agencies	1,073,837	1,075,664	1,073,837
Corporate securities	75,673	75,673	75,673

	1,149,510	1,151,337	1,149,510

Total fixed maturity securities	4,946,424	$4,904,481	4,902,654

Equity securities, available for sale:
Non-redeemable preferred stocks	11,218	$11,379	11,379
Common stocks	6,833	5,627	5,627

Total equity securities	18,051	$17,006	17,006

Mortgage loans on real estate	334,339		334,339
Derivative instruments	46,485		52,313
Policy loans	295		295
Cash and cash equivalents	21,163		21,163

Total investments	$5,366,757		$5,327,770

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

Schedule II—Condensed Financial Information of Registrant (Continued)
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

Schedule II—Condensed Financial Information of Registrant (Continued)
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

Schedule II—Condensed Financial Information of Registrant (Continued)
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

Schedule II—Condensed Financial Information of Registrant (Continued)
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
9	Voting Trust Agreement dated December 30, 1997 among Farm Bureau Life Insurance Company, American Equity Investment Life Holding Company and David J. Noble, David S. Mulcahy and Debra J. Richardson (Voting Trustees) *
10.1	Restated and Amended General Agency Commission and Servicing Agreement dated June 30, 1997 between American Equity Investment Life Insurance Company and American Equity Investment Service Company*
10.1-A	1999 General Agency Commission and Servicing Agreement dated as of June 30, 1999 between American Equity Investment Life Insurance Company and American Equity Investment Service Company†
10.1-B	Second Restated and Amended General Agency Commission and Servicing Agreement dated as of October 1, 2002 between American Equity Investment Life Insurance Company and American Equity Investment Service Company§
10.2	1996 Stock Option Plan*
10.3	Restated and Amended Stock Option and Warrant Agreement dated April 30, 1997 between American Equity Investment Life Holding Company and D.J. Noble*
10.4	Warrant to Purchase Common Stock dated May 12, 1997 issued to Sanders Morris Mundy Inc.*
10.5	Deferred Compensation Agreements between American Equity Investment Life Holding Company and
(a) James M. Gerlach dated June 6, 1996*
(b) Terry A. Reimer dated November 11, 1996*
(c) David S. Mulcahy dated December 31, 1997*
10.6	Forgivable Loan Agreement dated April 30, 2000 between American Equity Investment Life Holding Company and D.J. Noble‡
10.7	2000 Employee Stock Option Plan‡
10.8	2000 Director Stock Option Plan‡
10.9	Coinsurance and Yearly Renewable Term Reinsurance Agreement•
10.10	Coinsurance Agreement ☐
10.11	Credit Agreement§
21	Subsidiaries of American Equity Investment Life Holding Company ☒
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  *
  Incorporated by reference to the Registration Statement on Form 10 dated April 29, 1999

  **
  Incorporated by reference to the Registration Statement on Form 10 dated April 29, 1999 and Post- Effective Amendment No. 1 to the Registration Statement on Form 10 dated July 20, 1999.

  ‡
  Incorporated by reference to Form 10-Q for the period ended June 30, 2000.

  †
  Incorporated by reference to Form 10-K for the period ended December 31, 1999.

  •
  Incorporated by reference to Form 10-Q for the period ended September 30, 2001.

  ☒
  Incorporated by reference to Form 10-K for the period ended December 31, 2000.

  ☐
  Incorporated by reference to Form 10-K for the period ended December 31, 2001.

  §
  Previously filed with the original Form 10-K for the period ended December 31, 2002

QuickLinks

EXPLANATORY NOTE
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
Schedule I—Summary of Investments—Other Than Investments in Related Parties AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY December 31, 2002
Schedule II—Condensed Financial Information of Registrant AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY) Condensed Balance Sheets (Dollars in thousands)
Schedule II—Condensed Financial Information of Registrant (Continued) AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY) Condensed Statements of Income (Dollars in thousands)
Schedule II—Condensed Financial Information of Registrant (Continued) AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY) Condensed Statements of Cash Flows (Dollars in thousands)
Schedule II—Condensed Financial Information of Registrant (Continued) AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY) Condensed Statements of Cash Flows (Continued) (Dollars in thousands)
Schedule II—Condensed Financial Information of Registrant (Continued) AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY) Note to Condensed Financial Statements December 31, 2002
Schedule III—Supplementary Insurance Information AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
Schedule IV—Reinsurance AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
EXHIBIT INDEX