Form 10-Q/A
period 2003-03-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2003-09-12
CIK 1039828

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A is being filed with respect to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the Securities and Exchange Commission on May 1, 2003. This Amendment No. 1 reflects an adjustment to our earnings per common share—assuming dilution, as reported on our Consolidated Statements of Income included herein. This adjustment relates to our convertible stock of a subsidiary trust. This stock has a dilutive effect of $0.02 per share on earnings per common share—assuming dilution, for the quarter ended March 31, 2003. For specific changes see Part I, Item 1, the Consolidated Statements of Income, and Note 3 to the Consolidated Financial Statements. We have also amended Part I, Item 4, Controls and Procedures, to revise the language to be in accordance with the Securities and Exchange Commission's final adoption rules, "Management Assessment of Internal Controls." This Amendment No. 1 does not contain updates to reflect any events occurring after the original May 1, 2003 filing of our Form 10-Q for the quarterly period ended March 31, 2003. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission, as may be amended, for periods subsequent to the date of the original filing of the Form 10-Q for the quarterly period ended March 31, 2003.

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Traditional life and accident and health insurance premiums	$3,602	$2,937
Annuity and single premium universal life product charges	5,731	3,017
Net investment income	90,642	67,586
Realized gains (losses) on investments	196	(1,087)
Change in fair value of derivatives	(13,962)	(9,672)

Total revenues	86,209	62,781
Benefits and expenses:
Insurance policy benefits and change in future policy benefits	2,323	2,321
Interest credited to account balances	53,704	36,222
Change in fair value of embedded derivatives	1,944	5,345
Interest expense on notes payable	435	557
Interest expense on General Agency Commission and Servicing Agreement	909	1,050
Interest expense on amounts due under repurchase agreements	436	—
Other interest expense	73	117
Amortization of deferred policy acquisition costs	11,490	7,160
Other operating costs and expenses	6,199	3,279

Total benefits and expenses	77,513	56,051

Income before income taxes and minority interests	8,696	6,730
Income tax expense	2,358	1,610

Income before minority interests	6,338	5,120
Minority interests in subsidiaries:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	1,861	1,862

Net income	$4,477	$3,258

Earnings per common share	$0.27	$0.20

Earnings per common share—assuming dilution, as previously reported	$0.25	$0.18

Earnings per common share—assuming dilution, as restated	$0.23	$0.18

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2003	2002
Operating activities
Net income	$4,477	$3,258
Adjustments to reconcile net income to net cash provided by operating expenses:
Adjustments related to interest sensitive products:
Interest credited to account balances	53,704	36,222
Annuity and single premium universal life product charges	(5,731)	(3,017)
Change in fair value of embedded derivatives	1,944	5,345
Increase in traditional life insurance and accident and health reserves	1,905	2,052
Policy acquisition costs deferred	(20,196)	(41,714)
Amortization of deferred policy acquisition costs	11,490	7,160
Provision for depreciation and other amortization	276	272
Amortization of discount and premiums on fixed maturity securities	(44,205)	(21,998)
Realized losses (gains) on investments	(196)	1,087
Change in fair value of derivatives	13,962	9,672
Deferred income taxes	2,347	692
Reduction of amounts due to related party under General Agency Commission and Servicing Agreement	(4,650)	(4,469)
Changes in other operating assets and liabilities:
Accrued investment income	4,056	(10,152)
Receivables from related parties	2,227	2,193
Federal income taxes recoverable/payable	(9,804)	918
Other policy funds and contract claims	2,991	2,308
Other amounts due to related parties	11,402	9,635
Other liabilities	5,551	1,905
Other	(1,238)	(353)

Net cash provided by operating activities	30,312	1,016
Investing Activities
Sales, maturities, or repayments of investments:
Fixed maturity securities—available for sale	628,630	130,990
Fixed maturity securities—held for investment	55,830	—
Equity securities—available for sale	1,798	492
Mortgage loans on real estate	1,870	481
Derivative instruments	4,282	—

	692,410	131,963
Acquisition of investments:
Fixed maturity securities—available for sale	(58,748)	(440,610)
Fixed maturity securities—held for investment	(204,756)	—
Equity securities—available for sale	(8,498)	(1,172)
Mortgage loans on real estate	(65,100)	(12,350)
Derivative instruments	(24,871)	(22,199)
Policy loans	(7)	(6)

	(361,980)	(476,337)
Purchases of property, furniture and equipment	(73)	(138)

Net cash provided by (used in) investing activities	330,357	(344,512)
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$199,233	$421,048
Return of annuity and single premium universal life policyholder account balances	(119,928)	(66,335)
Decrease in amounts due under repurchase agreements	(241,731)	—
Repayments of notes payable	(3,833)	(3,334)
Amounts due to reinsurers	—	(682)
Net acquisition of common stock	—	(87)

Net cash provided by (used in) financing activities	(166,259)	350,610

Increase in cash and cash equivalents	194,410	7,114
Cash and cash equivalents at beginning of period	21,163	184,130

Cash and cash equivalents at end of period	$215,573	$191,244

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest on notes payable and repurchase agreements	$833	$500
Income taxes—life subsidiaries	9,815	—
Non-cash financing and investing activities:
Bonus interest deferred as policy acquisition costs	7,138	6,740

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

1.     Basis of Presentation

        The accompanying unaudited consolidated financial statements of American Equity Investment Life Holding Company (the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited financial statements. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to our consolidated financial statements and notes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002.

        Certain amounts in the unaudited consolidated financial statements for the period ended March 31, 2002 have been reclassified to conform to the financial statement presentation for March 31, 2003 and December 31, 2002.

2.     General Agency Commission and Servicing Agreement

        The Company has a General Agency Commission and Servicing Agreement with American Equity Investment Service Company (the Service Company), wholly-owned by the Company's chairman, whereby, the Service Company acts as a national supervisory agent with responsibility for paying commissions to agents of the Company. This Agreement is more fully described in Note 8 to the Audited Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002.

        During the three months ended March 31, 2003 and 2002, the Company paid renewal commissions to the Service Company of $5.6 million and $5.5 million, respectively, which were used to reduce the amount due under the General Agency Commission and Servicing Agreement, and amounts attributable to imputed interest.

        As a source of funds the Service Company borrowed money from the Company. At March 31, 2003 and December 31, 2002, the amounts receivable from the Service Company totaled $18.2 million and $20.5 million, respectively. Principal and interest are payable quarterly over five years from the date of the advance.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

3.     Earnings Per Share

        The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands, except per share data)
Numerator:
Net income—numerator for earnings per common share	$4,477	$3,258
Dividends on convertible stock of a subsidiary trust (net of income tax benefit)	337	337

Numerator for earnings per common share—assuming dilution	$4,814	$3,595

Denominator:
Weighted average common shares outstanding and issuable	14,542,605	14,513,417
Participating preferred stock	1,875,000	1,875,000

Denominator for earnings per common share	16,417,605	16,388,417
Effect of dilutive securities:
Convertible stock of a subsidiary trust	2,591,014	2,597,014
Warrants	—	9,307
Stock options and management subscription rights	377,812	403,065
Deferred compensation agreements	1,447,384	1,088,354

Denominator for earnings per common share—assuming dilution	20,833,815	20,486,157

Earnings per common share	$0.27	$0.20

Earnings per common share—assuming dilution, as previously reported	$0.25	$0.18

Earnings per common share—assuming dilution, as restated	$0.23	$0.18

        Earnings per common share—assuming dilution was previously reported without inclusion of the convertible stock of a subsidiary trust. Such stock has a dilutive effect now reflected in earnings per common share—assuming dilution, as restated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis reviews our consolidated financial position at March 31, 2003, and the consolidated results of operations for the periods ended March 31, 2003 and 2002, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q/A, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

        For information related to our reinsurance agreements, see Note 5 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

        Change in fair value of derivatives that we hold to fund the annual index credits on our equity index annuities was a decline of $14.0 million in the first quarter of 2003, compared to a decline of $9.7 million for the first quarter of 2002. The difference between the change in fair value of derivatives between the two quarters is primarily due to the performance of the indexes upon which our call options are based. The change in fair value of derivatives arises from SFAS No. 133, which requires that we mark to market the purchased call options we use to fund the annual index credits on our equity index annuities. We include this as a component of our revenues. See Critical Accounting Policies —Derivative Instruments —Equity Index Products included in Management's Discussion and Analysis found in the Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

        The above crediting rates on our fixed rate annuities includes both multi-year rate guaranteed and annually adjustable rate products. Such rates are disclosed with and without the impact of first-year bonuses paid to policyholders. Generally such bonuses are deducted from the commissions paid to sales agents on such products and deferred as policy acquisition costs. With respect to our equity index annuities, the weighted average option costs represent the expenses we incur to fund the annual index credits on the equity index business. Gains realized on such options are recorded as part of the change in fair value of derivatives, and are also reflected as an expense in interest credited to annuity policyholder account balances. In addition to the cost of options to fund the annual index credits on the equity index business, we credited to policyholder accounts minimum guarantees during the three months ended March 31, 2003 and 2002 on these contracts. The estimated weighted average cost of credits to policyholder accounts for these minimum guarantees on these contracts during the three months ended March 31, 2003 and 2002 was 0.27% and 0.29%, respectively. See Critical Accounting Policies—Derivative Instruments—Equity Index Products and Note 1 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K/A for the year ended December 31, 2002.

        Change in fair value of embedded derivatives decreased 64% to $1.9 million in the first quarter of 2003, compared to $5.3 million for the three months ended March 31, 2002. These amounts arise from SFAS No. 133, which requires recognition of the change in estimated fair value of equity index annuity reserves. Under SFAS No. 133, the annual crediting liabilities on our equity index annuities are treated as a "series of embedded derivatives" over the life of the applicable contracts. We are required to estimate the fair value of these future liabilities by projecting the cost of the annual options we will purchase in the future to fund the index credits. See Critical Accounting Policies—Derivative Instruments—Equity Index Products and Note 1 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

        Amortization of deferred policy acquisition costs increased 60% to $11.5 million in the first quarter of 2003, compared to $7.2 million for the same period in 2002. This increase is primarily due to growth in our annuity business as discussed above. See Notes 1and 4 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

        Income tax expense increased 46% to $2.4 million in the first quarter of 2003, compared to $1.6 million for the same period in 2002. The increase is principally due to an increase in pretax income. Our effective tax rate rates for the three months ended March 31, 2003 and 2002 were 27% and 24%, respectively. These effective income tax rates varied from the applicable statutory federal income tax rate of 35% principally due to: (i) the impact of earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts; and (ii) the impact of state taxes on the federal income tax expense. See Note 6 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

Liquidity

        We did not issue any equity or debt securities during the first three months of 2003. For information related to the Company's notes payable and requirements under the related credit agreement, see Note 7 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

ITEM 4. CONTROLS AND PROCEDURES

        In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date of such evaluation.

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

Date: September 12, 2003	AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
	By:	/s/ WENDY L. CARLSON Wendy L. Carlson, Authorized Officer

QuickLinks

EXPLANATORY NOTE
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