Form 10-Q/A
period 2003-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2003-09-12
CIK 1039828

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A is being filed with respect to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003. This Amendment No. 1 reflects an adjustment to our earnings per common share—assuming dilution, as reported on our Consolidated Statements of Income included herein. This adjustment relates to our convertible stock of a subsidiary trust. This stock has a dilutive effect of $0.03 per share on earnings per common share—assuming dilution, for the quarter ended June 30, 2003, and a dilutive effect of $0.04 per share on earnings per common share—assuming dilution, for the six months ended June 30, 2003. It has a dilutive effect of $0.01 per share on earnings per common share—assuming dilution, for the quarter ended June 30, 2002, and a dilutive effect of $0.02 per share on earnings per common share—assuming dilution, for the six months ended June 30, 2002. For specific changes see Part I, Item 1, the Consolidated Statements of Income, and Note 3 to the Consolidated Financial Statements. We have also amended Part I, Item 4, Controls and Procedures, to revise the language to be in accordance with the Securities and Exchange Commission's final adoption rules, "Management Assessment of Internal Controls." This Amendment No. 1 does not contain updates to reflect any events occurring after the original August 14, 2003 filing of our Form 10-Q for the quarterly period ended June 30, 2003. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission, as may be amended, for periods subsequent to the date of the original filing of the Form 10-Q for the quarterly period ended June 30, 2003.

PART I.    FINANCIAL INFORMATION

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

	June 30, 2003	December 31, 2002
Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$37,211	$33,089
Annuity and single premium universal life products	5,829,914	5,419,276
Other policy funds and contract claims	47,080	35,644
Amounts due to related party under General Agency Commission and Servicing Agreement	30,977	40,345
Other amounts due to related parties	27,490	4,363
Notes payable	35,667	43,333
Amounts due to reinsurer	682	10,908
Amounts due under repurchase agreements	100,000	241,731
Federal income taxes payable	—	8,187
Other liabilities	25,735	24,616
Liabilities related to separate account	2,722	2,810

Total liabilities	6,137,478	5,864,302
Minority interests in subsidiaries:
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts	100,747	100,486
Stockholders' equity:
Series Preferred Stock, par value $1 per share, 2,000,000 shares authorized; 625,000 shares of 1998 Series A Participating Preferred Stock issued and outstanding	625	625
Common Stock, par value $1 per share, 75,000,000 shares authorized; issued and outstanding: 2003—14,331,088 shares; 2002—14,438,452 shares	14,331	14,438
Additional paid-in capital	56,220	56,811
Accumulated other comprehensive loss	(4,866)	(11,944)
Retained earnings	28,408	17,548

Total stockholders' equity	94,718	77,478

Total liabilities and stockholders' equity	$6,332,943	$6,042,266

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Traditional life and accident and health insurance premiums	$3,256	$4,383	$6,858	$7,320
Annuity and single premium universal life product charges	5,494	3,459	11,225	6,476
Net investment income	84,182	76,592	174,824	144,178
Realized gains (losses) on investments	7,592	569	7,788	(518)
Change in fair value of derivatives	33,053	(34,314)	19,091	(43,986)

Total revenues	133,577	50,689	219,786	113,470
Benefits and expenses:
Insurance policy benefits and change in future policy benefits	3,261	2,703	5,584	5,024
Interest credited to account balances	56,111	42,801	109,815	79,023
Change in fair value of embedded derivatives	39,290	(22,756)	41,234	(17,411)
Interest expense on notes payable	369	539	804	1,096
Interest expense on General Agency Commission and Servicing Agreement	804	949	1,713	1,999
Interest expense on amounts due under repurchase agreements	—	—	436	—
Other interest expense	65	771	138	888
Amortization of deferred policy acquisition costs	15,442	10,756	26,932	17,890
Other operating costs and expenses	6,628	6,661	12,827	9,966

Total benefits and expenses	121,970	42,424	199,483	98,475

Income before income taxes, minority interests	11,607	8,265	20,303	14,995
Income tax expense	3,363	2,152	5,721	3,762

Income before minority interests	8,244	6,113	14,582	11,233
Minority interests in subsidiaries:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	1,861	1,862	3,722	3,724

Net income	$6,383	$4,251	$10,860	$7,509

Earnings per common share	$0.39	$0.26	$0.67	$0.46

Earnings per common share—assuming dilution, as previously reported	$0.37	$0.23	$0.61	$0.41

Earnings per common share—assuming dilution, as restated	$0.34	$0.22	$0.57	$0.39

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
June 30, 2003
(Unaudited)

1.     Basis of Presentation and Accounting Changes

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

        In June 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The SOP provides guidance on the accounting for sales inducements. We expect to adopt this SOP when it becomes effective in the first quarter of 2004 and will need to change our presentation of deferred expenses relating to sales inducements at that time.

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

4.     Notes Payable

        The Company amended its credit agreement during August 2003. The amended agreement requires that the financial strength ratings for American Equity Investment Life Insurance Company issued by A.M. Best and Standard & Poor's may not be less than the current financial strength ratings of B++ and BBB+, respectively. The line of credit agreement is more fully described in Note 7 to the Audited Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

6.     Earnings Per Share

        The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Three Months Ended June 30,		Six months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)
Numerator:
Net income—numerator for earnings per common share	$6,383	$4,251	$10,860	$7,509
Dividends on convertible stock of a subsidiary trust (net of income tax benefit)	337	337	674	675

Numerator for earnings per common share—assuming dilution	$6,720	$4,588	$11,534	$8,184

Denominator:
Weighted average common shares outstanding	14,372,382	14,523,636	14,405,234	14,518,555
Participating preferred stock	1,875,000	1,875,000	1,875,000	1,875,000

Denominator for earnings per common share	16,247,382	16,398,636	16,280,234	16,393,555
Effect of dilutive securities:
Convertible stock of a subsidiary trust	2,591,014	2,591,014	2,591,014	2,594,014
Stock options, management subscription rights and warrants	377,812	831,632	377,812	835,448
Deferred compensation agreements	778,638	1,088,354	1,162,419	1,088,354

Denominator for earnings per common share—assuming dilution	19,994,846	20,909,636	20,411,479	20,911,371

Earnings per common share	$0.39	$0.26	$0.67	$0.46

Earnings per common share—assuming dilution, as previously reported	$0.37	$0.23	$0.61	$0.41

Earnings per common share—assuming dilution, as restated	$0.34	$0.22	$0.57	$0.39

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

        The above weighted average crediting rates for our fixed rate annuities include multi-year rate guaranteed, annually adjustable rate products and the portion of index annuity liabilities allocated to an annually adjustable fixed rate option. Such rates are disclosed with and without the impact of first-year bonuses paid to policyholders. Generally such bonuses are deducted from the commissions paid to sales agents on such products and deferred as policy acquisition costs. With respect to our index annuities, index costs represent the expenses we incur to fund the annual index credits and minimum guaranteed interest credited on the index business. Gains realized on such options are recorded as part of the change in fair value of derivatives, and are also reflected as an expense in interest credited to annuity policyholder account balances. In addition to the cost of options to fund the annual index credits on the index business, we credited to policyholder accounts minimum guarantees during the six months ended June 30, 2003 and 2002 on these contracts. The estimated weighted average cost of credits to policyholder accounts for these minimum guarantees on these contracts during the six months ended June 30, 2003 and 2002 was 0.27% and 0.24%, respectively. See Critical Accounting Policies—

Derivatives Instruments—Equity Index Products and Note 1 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

        Amortization of deferred policy acquisition costs increased 44% to $15.4 million in the second quarter of 2003, and 51% to $26.9 million for the six months ended June 30, 2003 compared to $10.8 million and $17.9 million for the same periods in 2002. This increase is due to growth in our annuity business as discussed above. Additional amortization associated with realized gains on investments sold during the second quarter of 2003 was $3.7 million in the second quarter and first six months of 2003. See Notes 1 and 4 of the Notes to Consolidated Financial Statements found in the Annual Report on Form 10-K/A for the year ended December 31, 2002.

        Other operating costs and expenses totaled $6.6 million in the second quarter of 2003 compared to $6.7 million for the same period in 2002. Other operating costs and expenses increased 29% to $12.8 million for the six months ended June 30, 2003 compared to $10.0 million for the same periods in 2002. This increase is principally attributable to increases in marketing expenses, employees and related salaries and costs of employment due to growth in our annuity business. In addition, during the first quarter of 2002 we received a refund of approximately $0.5 million as a result of the cancellation of our agents convention scheduled for the week of September 11, 2001, which reduced our other operating costs and expenses for the first six months of 2002.

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

	June 30, 2003
	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one year through five years	$5	$5	$—	$—
Due after five years through ten years	5,415	5,350	—	—
Due after ten years through twenty years	341,503	335,626	—	—
Due after twenty years	40,919	32,529	789,151	782,094

	387,842	373,510	789,151	782,094
Mortgage-backed and asset-backed securities	214,130	179,014	—	—

	$601,972	$552,524	$789,151	$782,094

	December 31, 2002
	Available-for-sale		Held for invstment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one year through five years	$5	$4	$—	$—
Due after five years through ten years	48,785	45,522	—	—
Due after ten years through twenty years	65,430	56,339	—	—
Due after twenty years	287,442	275,335	230,231	229,652

	401,662	377,200	230,231	229,652
Mortgage-backed and asset-backed securities	203,866	157,106	—	—

	$605,528	$534,306	$230,231	$229,652

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

ITEM 4.    CONTROLS AND PROCEDURES

        In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our Company's disclosure controls and procedures were effective. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date of such evaluation.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

  10.12
  2002 Coinsurance and Yearly Renewable Term Reinsurance Agreement (previously filed with the original Form 10-Q filed on August 14, 2003)

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
  PART I. FINANCIAL INFORMATION
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