Form 10-Q
period 2003-09-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2003-10-23
CIK 1039828

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☐        No ☒

APPLICABLE TO CORPORATE ISSUERS:

Shares of common stock outstanding at October 20, 2003: 14,594,035

PART I.—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2003	December 31, 2002
Assets
Cash and investments:
Fixed maturity securities:
Available for sale, at market (amortized cost: 2003—$3,456,256; 2002—$3,796,914)	$3,401,864	$3,753,144
Held for investment, at amortized cost (market: 2003—$1,672,713; 2002—$1,151,337)	1,757,469	1,149,510
Equity securities, available for sale, at market (cost: 2003—$32,238; 2002—$18,051)	31,728	17,006
Mortgage loans on real estate	527,383	334,339
Derivative instruments	87,083	52,313
Policy loans	313	295
Cash and cash equivalents	11,005	21,163

Total cash and investments	5,816,845	5,327,770
Premiums due and uncollected	1,572	1,371
Accrued investment income	38,235	36,716
Receivables from related parties	13,953	20,949
Property, furniture, and equipment, less allowances for depreciation of $4,221 in 2003 and $4,011 in 2002	1,650	1,675
Deferred policy acquisition costs	669,570	595,450
Deferred income tax asset	54,117	50,711
Other assets	35,313	4,814
Assets held in separate account	3,141	2,810

Total assets	$6,634,396	$6,042,266

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2003	December 31, 2002
Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$41,819	$33,089
Annuity and single premium universal life products	6,137,738	5,419,276
Other policy funds and contract claims	55,545	35,644
Amounts due to related party under General Agency Commission and Servicing Agreement	26,171	40,345
Other amounts due to related parties	10,334	4,363
Notes payable	31,833	43,333
Company-obligated mandatorily redeemable preferred securities of American Equity Capital Trust II	74,959	—
Amounts due to reinsurer	—	10,908
Amounts due under repurchase agreements	48,341	241,731
Federal income taxes payable	5,378	8,187
Other liabilities	79,789	24,616
Liabilities related to separate account	3,141	2,810

Total liabilities	6,515,048	5,864,302
Minority interests in subsidiaries:
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts:
American Equity Capital Trust I	25,910	25,910
American Equity Capital Trust II	—	74,576
Stockholders' equity:
Series Preferred Stock, par value $1 per share, 2,000,000 shares authorized; 625,000 shares of 1998 Series A Participating Preferred Stock issued and outstanding	625	625
Common Stock, par value $1 per share, 75,000,000 shares authorized; issued and outstanding: 2003—14,594,035 shares; 2002—14,438,452 shares	14,594	14,438
Additional paid-in capital	57,871	56,811
Accumulated other comprehensive loss	(13,895)	(11,944)
Retained earnings	34,243	17,548

Total stockholders' equity	93,438	77,478

Total liabilities and stockholders' equity	$6,634,396	$6,042,266

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Traditional life and accident and health insurance premiums	$4,230	$3,394	$11,088	$10,714
Annuity and single premium universal life product charges	4,279	3,922	15,504	10,398
Net investment income	89,236	77,878	264,060	222,056
Realized gains (losses) on investments	(907)	608	6,881	90
Change in fair value of derivatives	6,050	(12,482)	25,141	(56,468)

Total revenues	102,888	73,320	322,674	186,790
Benefits and expenses:
Insurance policy benefits and change in future policy benefits	3,262	2,016	8,846	7,040
Interest credited to account balances	66,503	47,681	176,318	126,704
Change in fair value of embedded derivatives	(287)	449	40,947	(16,962)
Interest expense on company-obligated mandatorily redeemable preferred securities of American Equity Capital Trust II	1,335	—	1,335	—
Interest expense on notes payable	327	430	1,131	1,526
Interest expense on General Agency Commission and Servicing Agreement	698	848	2,411	2,847
Interest expense on amounts due under repurchase agreements	249	—	685	—
Other interest expense	—	218	138	1,106
Amortization of deferred policy acquisition costs	13,503	9,822	40,435	27,686
Other operating costs and expenses	6,981	5,601	19,808	15,593

Total benefits and expenses	92,571	67,065	292,054	165,540

Income before income taxes and minority interests	10,317	6,255	30,620	21,250
Income tax expense	3,431	1,494	9,152	5,256

Income before minority interests	6,886	4,761	21,468	15,994
Minority interests in subsidiaries:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts:
American Equity Capital Trust I	518	518	1,555	1,555
American Equity Capital Trust II	—	1,342	2,685	4,029

Net income	$6,368	$2,901	$17,228	$10,410

Earnings per common share	$0.39	$0.18	$1.05	$0.64

Earnings per common share—assuming dilution (as restated for the nine months ended September 30, 2002 from previously reported amount of $0.57)	$0.34	$0.16	$0.90	$0.55

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2002	$625	$14,517	$57,452	$(33,531)	$3,504	$42,567
Comprehensive income:
Net income for period	—	—	—	—	10,410	10,410
Change in net unrealized investment gains/losses	—	—	—	26,198	—	26,198

Total comprehensive income						36,608
Issuance of 34,228 shares of common stock	—	34	103	—	—	137
Acquisition of 102,750 shares of common stock	—	(103)	(684)	—	—	(787)

Balance at September 30, 2002	$625	$14,448	$56,871	$(7,333)	$13,914	$78,525

Balance at January 1, 2003	$625	$14,438	$56,811	$(11,944)	$17,548	$77,478
Comprehensive income:
Net income for period	—	—	—	—	17,228	17,228
Change in net unrealized investment gains/losses	—	—	—	(1,951)	—	(1,951)

Total comprehensive income						15,277
Acquisition of 1,435,500 shares of common stock	—	(1,435)	(7,879)	—	—	(9,314)
Issuance of 1,591,083 shares of common stock to the NMO Deferred Compensation Trust	—	1,591	8,939	—	(533)	9,997

Balance at September 30, 2003	$625	$14,594	$57,871	$(13,895)	$34,243	$93,438

        Total comprehensive loss for the third quarter of 2003 was $2.7 million and was comprised of net income of $6.4 million and an increase in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $9.1 million.

        Total comprehensive income for the third quarter of 2002 was $13.9 million and was comprised of net income of $2.9 million and a decrease in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $11.0 million.

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2003	2002
Operating activities
Net income	$17,228	$10,410
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	176,318	126,704
Annuity and single premium universal life product charges	(15,504)	(10,398)
Change in fair value of embedded derivatives	40,947	(16,962)
Increase in traditional life insurance and accident and health reserves	8,730	5,180
Policy acquisition costs deferred	(81,936)	(130,616)
Amortization of deferred policy acquisition costs	40,435	27,686
Provision for depreciation and other amortization	979	821
Amortization of discount and premiums on fixed maturity securities	(117,072)	(92,087)
Realized gains on investments	(6,881)	(90)
Change in fair value of derivatives	(25,141)	56,468
Deferred income taxes	(2,355)	(1,739)
Reduction of amounts due to related party under General Agency Commission and Servicing Agreement	(14,174)	(13,398)
Changes in other operating assets and liabilities:
Accrued investment income	(1,519)	(1,625)
Receivables from related parties	6,996	(14,145)
Other assets	(875)	259
Federal income taxes payable	(2,809)	3,521
Other policy funds and contract claims	19,901	11,111
Amount due to related party	11,283	3,242
Other amounts due to related parties	—	(104)
Other liabilities	15,166	15,884
Other	(302)	21

Net cash provided (used in) by operating activities	69,415	(19,857)
Investing Activities
Sales, maturities, or repayments of investments:
Fixed maturity securities—available for sale	2,097,038	2,638,159
Fixed maturity securities—held for investment	869,205	—
Equity securities—available for sale	32,317	10,525
Mortgage loans on real estate	7,073	1,874
Derivative instruments	34,693	7,301

	3,040,326	2,657,859
Acquisition of investments:
Fixed maturity securities—available for sale	(1,670,114)	(3,287,204)
Fixed maturity securities—held for investment	(1,419,534)	(215,161)
Equity securities—available for sale	(46,670)	(7,554)
Mortgage loans on real estate	(200,117)	(146,635)
Derivative instruments	(49,634)	(74,081)
Policy loans	(18)	(1)

	(3,386,087)	(3,730,636)
Purchases of property, furniture and equipment	(667)	(1,004)

Net cash used in investing activities	(346,428)	(1,073,781)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2003	2002
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$846,080	$1,254,495
Return of annuity and single premium universal life policyholder account balances	(354,021)	(232,740)
Financing fees incurred and deferred	(92)	—
Decrease in amounts due under repurchase agreements	(193,390)	—
Repayments of notes payable	(11,500)	(10,000)
Amounts due to reinsurer	(10,908)	(2,046)
Net acquisition of common stock	(9,314)	(650)

Net cash provided by financing activities	266,855	1,009,059

Decrease in cash and cash equivalents	(10,158)	(84,579)
Cash and cash equivalents at beginning of period	21,163	184,130

Cash and cash equivalents at end of period	$11,005	$99,551

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest on notes payable and repurchase agreements	$1,994	$2,847
Income taxes—life subsidiary	14,315	3,474
Non-cash financing and investing activities:
Bonus interest deferred as policy acquisition costs	24,636	20,680
Issuance of 1,591,083 shares of common stock to NMO Deferred Compensation Trust	9,997	—

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements of American Equity Investment Life Holding Company (the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited financial statements. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and notes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002.

        In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51". This Interpretation provides guidance for determining when a variable interest entity, as defined in the Interpretation, should be consolidated in an issuer's financial statements. The Interpretation is effective for periods ending after December 15, 2003. The subsidiary trusts which have issued the company-obligated mandatorily redeemable preferred securities and are currently included in the Company's consolidated financial statements, will be deconsolidated upon adoption of the Interpretation. The effect of such deconsolidation will be to replace the obligations of the trusts to the preferred security holders with the Company's subordinated debt obligations to the trusts and the Company's equity investments in the trusts. Similarly, the earnings attributable to company-obligated mandatorily redeemable preferred securities of American Equity Capital Trust I will be replaced in the Company's consolidated statements of income with the interest expense on the Company's subordinated debt obligations to the trust and the dividends the Company receives from the trusts on its equity investments in them. The obligations of the subsidiary trusts with respect to their trust preferred securities are more fully described in Note 9 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002. The adoption of the Interpretation with respect to these subsidiary trusts will have no impact on net income or earnings per common share.

        The adoption of the Interpretation will also result in the consolidation of one or more variable interest entities in which the Company currently has investments recorded as fixed maturity securities. For instance, the Company owns all of the mandatorily redeemable trust preferred securities issued by a trust sponsored by FBL Financial Group, Inc. (FBL). Upon adoption of the Interpretation, the Company will be required to consolidate this trust and report FBL's ownership of the common equity of this trust as a minority interest. The adoption of the Interpretation with respect to this trust will have no impact on net income or earnings per common share. The Company is currently evaluating certain other fixed maturity securities to determine if its variable interests in them require it to consolidate them upon adoption of the Interpretation.

        In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer that have characteristics of both liabilities and equity. Statement No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that existed as of the beginning of the third quarter of 2003. The company-obligated mandatorily redeemable preferred securities of American Equity Capital Trust II, with an aggregate carrying amount of $75.0 million at September 30, 2003, were reclassified to liabilities upon adoption of this statement. There was no adjustment to the carrying amount of these instruments upon adoption of this statement. Amounts previously classified as earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts (approximately $1.3 million per quarter) are now recorded as interest expense on a prospective basis as reclassification is not permitted. The adoption of Statement No. 150 had no impact on net income or earnings per common share. The company-obligated mandatorily redeemable preferred securities of American Equity Capital Trust I are classified as mezzanine equity as these securities are convertible into shares of common stock at the option of the holder. These securities are more fully described in Note 9 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002.

        In June 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for the Separate Accounts". The SOP provides guidance on the presentation of sales inducements ("bonus interest"). The Company expects to adopt this SOP when it becomes effective in the first quarter of 2004 and will change its presentation of deferred expenses relating to bonus interest at that time. The SOP requires that sales inducements be recognized as an asset and amortized with the amortization being included as a component of interest credited to account balances. The Company currently includes bonus interest as a component of deferred policy acquisition costs and the related amortization expense. The amount of bonus interest included as a component of deferred policy acquisition costs at September 30, 2003 and December 31, 2002 was $84.1 million and $62.9 million, respectively. The adoption of this SOP will have no impact on net income or earnings per common share.

        Certain amounts in the unaudited consolidated financial statements for the period ended September 30, 2002 have been reclassified to conform to the financial statement presentation for September 30, 2003 and December 31, 2002.

2.    General Agency Commission and Servicing Agreement

        The Company has a General Agency Commission and Servicing Agreement with American Equity Investment Service Company (the Service Company), wholly-owned by the Company's chairman, whereby the Service Company acts as a national supervisory agent with responsibility for paying commissions to agents of the Company. This Agreement is more fully described in Note 8 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002.

        During the nine months ended September 30, 2003 and 2002, the Company paid renewal commissions to the Service Company of $16.6 million and $16.2 million, respectively, which were used to reduce the amount due under the General Agency Commission and Servicing Agreement, and amounts attributable to imputed interest.

        As one of its sources of funds, the Service Company borrowed money from the Company. At September 30, 2003 and December 31, 2002, the amounts receivable from the Service Company totaled $13.4 million and $20.5 million, respectively. Principal and interest are payable quarterly over the five years from the date of the advance.

3.    Reinsurance

        On September 30, 2003 the Company terminated and recaptured all reserves subject to a reinsurance agreement with a subsidiary of Swiss Reinsurance Company (Swiss Re). This agreement is more fully described in Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002. The termination of the Swiss Re agreement resulted in the full repayment of the expense allowance allowed under the agreement which was previously being repaid ratably over a five-year period and was reported in the consolidated balance sheets as "Amounts due to Reinsurer".

        The Company entered into a reinsurance transaction with Hannover Life Reassurance Company (Hannover) effective on September 30, 2003. This agreement includes a coinsurance segment and a yearly renewable term segment reinsuring a portion of death benefits payable on certain annuities issued from January 1, 2003 to September 30, 2003. The coinsurance segment provides reinsurance to the extent of 13.41% of all risks associated with our annuity policies covered by the reinsurance agreement.

        Each of these transactions is treated as reinsurance under statutory accounting practices and as financial reinsurance under GAAP. The statutory surplus benefit that was eliminated by the termination of the Swiss Re agreement was replaced by the statutory surplus benefit provided by the new Hannover agreement.

4.    Notes Payable

        The Company amended its credit agreement during August 2003. The amended agreement requires that the financial strength ratings for American Equity Investment Life Insurance Company issued by A.M. Best and Standard & Poor's may not be less than the current financial strength ratings of B++ and BBB+, respectively. The line of credit agreement is more fully described in Note 7 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002.

5.    Retirement and Stock Compensation Plans

        During the second quarter of 2003, the Company created a Rabbi Trust, the NMO Deferred Compensation Trust (the "Trust") and issued 1,262,136 shares of its common stock to the Trust to fund the vested share liability as of January 1, 2003 established under the American Equity Investment NMO Deferred Compensation Plan. The Company issued an additional 328,947 shares of its common stock to the Trust during the third quarter of 2003 to fund the estimated vested share liability as of September 30, 2003. This Plan is more fully described in Note 10 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002. In accordance with FASB's Emerging Issues Task Force Issue No. 97-14, "Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested", the stock held in the Trust is included as part of common stock issued and outstanding. In the September 30, 2003 consolidated balance sheet, the common shares held in the rabbi trust and the related Trust obligation funded by such shares are included in the common stock and additional paid-in capital components as a respective deduction and addition, with no impact on the reported amount of total stockholders' equity.

6.    Earnings Per Share

        The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)
Numerator:
Net income—numerator for earnings per common share	$6,368	$2,901	$17,228	$10,410
Dividends on convertible preferred stock of American Equity Capital Trust I (net of income tax benefit)	337	337	1,011	1,011

Numerator for earnings per common share—assuming dilution	$6,705	$3,238	$18,239	$11,421

Denominator:
Weighted average common shares outstanding	14,411,764	14,448,452	14,455,124	14,495,022
Participating preferred stock	1,875,000	1,875,000	1,875,000	1,875,000

Denominator for earnings per common share	16,286,764	16,323,452	16,330,124	16,370,022
Effect of dilutive securities:
Convertible preferred stock of American Equity Capital Trust I	2,591,014	2,591,014	2,591,014	2,593,014
Stock options, management subscription rights and warrants	377,812	826,009	377,812	826,137
Deferred compensation agreements	325,829	1,088,354	856,046	1,088,354

Denominator for earnings per common share—assuming dilution	19,581,419	20,828,829	20,154,996	20,877,527

Earnings per common share	$0.39	$0.18	$1.05	$0.64

Earnings per common share—assuming dilution (as restated for the nine months ended September 30, 2002 from previously reported amount of $0.57)	$0.34	$0.16	$0.90	$0.55

        Earnings per common share—assuming dilution for the 2002 periods was previously reported without inclusion of the convertible preferred stock of American Equity Capital Trust I. Such stock has a dilutive effect now reflected in earnings per common share—assuming dilution, as restated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis reviews our consolidated financial position at September 30, 2003, and the consolidated results of operations for the three and nine month periods ended September 30, 2003 and 2002, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002.

        All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission, press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things:

  •
  general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated therewith, the market value of our investments and the lapse rate and profitability of policies;

  •
  customer response to new products and marketing initiatives;

  •
  changes in Federal income tax laws and regulations which may affect the relative income tax advantages of our products;

  •
  increasing competition in the sale of annuities;

  •
  regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of insurance products; and

  •
  the risk factors or uncertainties listed from time to time in our private placement memoranda or filings with the Securities and Exchange Commission.

Results of Operations

Three and Nine Months Ended September 30, 2003 and 2002

        Annuity deposits (before and net of coinsurance) collected during the nine months ended September 30, 2003 and 2002, by product category, were as follows:

	Before coinsurance Nine months ended September 30,		Net of coinsurance Nine months ended September 30,
Product Type
	2003	2002	2003	2002
	(Dollars in thousands)		(Dollars in thousands)
Index Annuities:
Index Strategies	$573,712	$913,110	$349,807	$551,814
Fixed Strategy	271,473	286,316	165,524	173,028

	845,185	1,199,426	515,331	724,842
Fixed Rate Annuities:
Single-Year Rate Guaranteed	452,475	460,805	275,181	278,695
Multi-Year Rate Guaranteed	55,568	250,958	55,568	250,958

	508,043	711,763	330,749	529,653

	$1,353,228	$1,911,189	$846,080	$1,254,495

        For information related to our coinsurance agreement, see Note 5 of the Notes to Consolidated Financial Statements found in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

        The reduction in annuity deposits in the first nine months of 2003 resulted from actions taken by us to manage our capital position, including reductions in our interest crediting rates on both new and existing annuities, reductions in sales commissions and suspension of sales of one of our higher commission annuity products and our most popular multi-year rate guaranteed annuity product. We will continue to monitor our levels of production and take such actions as we believe appropriate to help maintain our rate of production within the range that our statutory capital and surplus of our life subsidiaries will support.

        Net income increased 120% to $6.4 million for the third quarter of 2003, and 65% to $17.2 million for the nine months ended September 30, 2003, compared to $2.9 million and $10.4 million for the same periods in 2002. The growth in net income was directly tied to: (i) an increase in our invested assets of 24.6% (on an amortized cost basis) from September 30, 2002 to September 30, 2003 and (ii) decreases in weighted average interest crediting rates of 51 basis points from September 30, 2002 to September 30, 2003. The growth in net income for the nine months ended September 30, 2003 compared to the same period in 2002 is also due to realized gains on sales of investments of $6.9 million compared to $0.1 million.

        Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) increased 9% to $4.3 million for the third quarter of 2003, and 49% to $15.5 million for the nine months ended September 30, 2003 compared to $3.9 million and $10.4 million for the same periods in 2002. These increases are principally attributable to the growth in our annuity business and correspondingly, an increase in annuity policy withdrawals subject to surrender charges. Withdrawals from annuity and single premium universal life policies were $354.0 million for the nine months ended September 30, 2003 compared to $232.7 million for the same period in 2002.

        Net investment income increased 15% to $89.2 million in the third quarter of 2003, and 19% to $264.1 million for the nine months ended September 30, 2003 compared to $77.9 million and

$222.1 million for the same periods in 2002. These increases are principally attributable to the growth in our annuity business and corresponding increases in our invested assets. Invested assets (on an amortized cost basis) increased 24.6% to $5,805.7 million at September 30, 2003 compared to $4,658.3 million at September 30, 2002, while the weighted average yield earned on average invested assets was 6.58% for the nine months ended September 30, 2003 compared to 7.02% for the same period in 2002.

        Realized losses on the sale of investments were $0.9 million in the third quarter of 2003 compared to realized gains of $0.6 million for the same period in 2002. In the third quarter of 2003, realized losses of $0.9 million included: (i) net realized gains of $3.3 million on the sale of certain corporate fixed maturity and equity securities and (ii) the writedown of $4.2 million in the fair value of a security in recognition of an "other than temporary" impairment. For the nine months ended September 30, 2003, we had realized gains of $6.9 million compared to realized gains of $0.1 million for the same period in 2002. In the first nine months of 2003, realized gains of $6.9 million included: (i) net realized gains of $14.0 million on the sale of certain corporate fixed maturity and equity securities and (ii) the write down of $7.1 million in the fair value of two securities in recognition of an "other than temporary" impairment.

        Change in fair value of derivatives that we hold to fund the annual index credits on our index annuities was an increase to $6.1 million in the third quarter of 2003, and an increase to $25.1 million for the nine months ended September 30, 2003 compared to a decline to $12.5 million and a decline to $56.5 million for the same periods in 2002. The difference between the change in fair value of the derivatives for the three months ended September 30, 2003 and September 30, 2002 was primarily due to (i) an increase to $18.1 million from $4.2 million in the gains received at expiration or early termination of the options and (ii) a decrease to $(11.1) million from $(17.5) million in our cost of money associated with the options. The difference between the change in fair value of the derivatives for the nine months ended September 30, 2003 and September 30, 2002 was primarily due to (i) an increase to $38.6 million from $(14.4) million in the difference between the fair value of the derivatives and the remaining options cost at the beginning and end of these periods, (ii) an increase to $32.2 million from $8.9 million in the gains received at expiration or early termination of the options, and (iii) a decrease to $(45.6) million from $(50.9) million in our cost of money associated with the options. The increase in the difference between the fair value of the derivatives and the remaining option costs was caused by the general increase in the underling equity market indices on which our options are based. For the nine months ended September 30, 2003, the S&P 500 Index (upon which the majority of our options are based) increased by 13.2% compared to a decrease of 29.0% during the same period in 2002. See "Critical Accounting Policies—Derivative Instruments—Index Products" and Note 1 of the Notes to Consolidated Financial Statements found in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

        Interest credited to account balances increased 39% to $66.5 million in the third quarter of 2003, and 39% to $176.3 million for the nine months ended September 30, 2003 compared to $47.7 million and $126.7 million for the same periods in 2002. These increases were principally attributable to the increase in annuity liabilities. Such increases were offset in part by several reductions in interest crediting rates that we implemented in 2003 and 2002 in connection with our spread management process.

        Our investment spread is summarized as follows:

	September 30,
	2003	2002
Weighted average yield on invested assets	6.58%	7.02%
Weighted average crediting rate for fixed rate annuities	4.86%	5.25%
Weighted average net index costs for index annuities	3.62%	4.29%
Investment spread:
Fixed rate annuities	1.72%	1.77%
Index annuities	2.96%	2.73%

        The weighted average crediting rate and investment spread are computed without the impact of first year bonuses paid to policyholders. The weighted average crediting rate and investment spread for fixed rate annuity liabilities include the impact of higher crediting rates on multi-year rate guaranteed policies for which the targeted investment spread is lower than the targeted investment spread for annually adjustable fixed rate annuity liabilities. With respect to our index annuities, index costs represent the expenses we incur to fund the annual income credits and minimum guaranteed interest credited on the index business. Gains realized on such options are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances. See Critical Accounting Policies—Derivatives Instruments—Equity Index Products and Note 1 of the Notes to Consolidated Financial Statements found in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

        Change in fair value of embedded derivatives decreased to $(0.3) million in the third quarter of 2003 and increased to $40.9 million for the nine months ended September 30, 2003 compared to $0.4 million and $(17.0) million for the same periods in 2002. Under SFAS No. 133, the annual crediting liabilities on our index annuities are treated as a "series of embedded derivatives" over the life of the applicable contracts. We are required to estimate the fair value of the future index reserve liabilities by valuing the "host" (or guaranteed) component of the liabilities and projecting (i) the expected index credits on the next policy anniversary dates and (ii) the net cost of the annual options we will purchase in the future to fund index credits. The decrease in this expense to $(0.3) million for the three months ended September 30, 2003 compared to the same period in 2002 primarily resulted from the difference in the rate of change in the underlying indices in the applicable three month periods. The increase in this expense to $40.9 million for the nine months ended September 30, 2003 primarily resulted from the increase in expected index credits on the next policy anniversary dates, which are related to the change in the fair value of the call options acquired to fund these index credits discussed above in the "Change in fair value of derivatives." In addition, the host value of the index reserve liabilities increased primarily as a result of increases in index annuity premium deposits. See "Critical Accounting Policies—Derivative Instruments—Equity Index Products" and Note 1 of the Notes to Consolidated Financial Statements found in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

        Amortization of deferred policy acquisition costs increased 37% to $13.5 million in the third quarter of 2003, and 46% to $40.4 million for the nine months ended September 30, 2003 compared to $9.8 million and $27.7 million for the same periods in 2002. These increases are primarily due to additional annuity deposits as discussed above. The increase in amortization for the three months ended September 30, 2003 was offset by a reduction of amortization of $0.6 million associated with net realized losses on investments for that period. Additional amortization associated with net realized gains on investments for the nine months ended September 30, 2003 was $3.1 million.

        Other operating costs and expenses increased 25% to $7.0 million in the third quarter of 2003 compared to $5.6 million for the same period in 2002. Other operating costs and expenses increased 27% to $19.8 million for the nine months ended September 30, 2003 compared to $15.6 million for the same period in 2002. These increases were principally attributable to increases in marketing expenses, professional fees related to litigation, employees and related salaries and costs of employment due to growth in our annuity business.

        Income tax expense increased 130% to $3.4 million in the third quarter of 2003 and 74% to $9.2 million for the nine months ended September 30, 2003, compared to $1.5 million and $5.3 million for the same periods in 2002. These increases were principally due to increases in pre-tax income. Our effective tax rate for the third quarter of 2003 and the nine months ended September 30, 2003 was 35% after taking into consideration the impact of earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts, compared to 34% for the same periods in 2002. See Note 6 of the Notes to Consolidated Financial Statements found in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

Financial Condition

Investments

        Cash and investments increased to $5,816.8 million at September 30, 2003 compared to $5,327.8 million at December 31, 2002 as a result of additional annuity deposits discussed above offset by an increase in the unrealized loss on our available for sale fixed maturity and equity securities. At September 30, 2003, the fair value of our available for sale fixed maturity and equity securities was $54.9 million less than the amortized cost of those investments, compared to $44.8 million at December 31, 2002. At September 30, 2003, the amortized cost of our fixed maturity securities held for investment exceeded the market value by $84.8 million, compared to $1.8 million at December 31, 2002. The increase in the net unrealized investment losses at September 30, 2003 compared to December 31, 2002 is related to an increase in market interest rates. Unrealized losses on available for sale fixed maturity and equity securities are recognized in the accumulated other comprehensive loss component of stockholders' equity, net of related changes in the amortization of deferred policy acquisition costs and deferred income taxes.

        Our investment portfolio is summarized in the tables below:

	September 30, 2003		December 31, 2002
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturities:
United States Government and agencies	$4,177,864	71.8%	$4,207,840	79.0%
State, municipal, and other governments	—	—	5,631	0.1%
Public utilities	32,582	0.6%	51,023	1.0%
Corporate securities	266,299	4.6%	413,743	7.8%
Redeemable preferred stocks	14,679	0.3%	12,822	0.2%
Mortgage and asset-backed securities
United States Government & Agencies	229,720	3.9%	70,047	1.3%
Non-Government	438,189	7.5%	141,548	2.7%

Total fixed maturities	5,159,333	88.7%	4,902,654	92.1%
Equity securities	31,728	0.5%	17,006	0.3%
Mortgage loans	527,383	9.1%	334,339	6.3%
Derivative instruments	87,083	1.5%	52,313	1.0%
Policy loans	313	—	295	—
Cash and cash equivalents	11,005	0.2%	21,163	0.3%

Total cash and investments	$5,816,845	100.0%	$5,327,770	100.0%

        At September 30, 2003 and December 31, 2002, the amortized cost and estimated fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	September 30, 2003
	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government and agencies	$1,986,142	$(34,269)	$1,951,873
Corporate securities	80,640	(14,913)	65,727
Mortgage and asset-backed securities:
United States Government and agencies	89,859	(362)	89,497
Non-government	322,627	(32,110)	290,517

	$2,479,268	$(81,654)	$2,397,614

Held for investment:
United States Government and agencies	$1,490,825	$(85,360)	$1,405,465

	$1,490,825	$(85,360)	$1,405,465

Equity securities:
Non-redeemable preferred stocks	$13,702	$(502)	$13,200
Common stocks	5,133	(794)	4,339

	$18,835	$(1,296)	$17,539

	December 31, 2002
	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government and agencies	$179,828	$(1,907)	$177,921
Public utilities	10,008	(2,907)	7,101
Corporate securities	210,826	(19,408)	191,418
Redeemable preferred stocks	1,000	(240)	760
Mortgage and asset-backed securities:
United States Government and agencies	50,250	(3,752)	46,498
Non-government	153,616	(43,008)	110,608

	$605,528	$(71,222)	$534,306

Held for investment:
United States Government and agencies	$230,231	$(579)	$229,652

	$230,231	$(579)	$229,652

Equity securities:
Non-redeemable preferred stocks	$2,650	$(110)	$2,540
Common stocks	5,874	(1,223)	4,651

	$8,524	$(1,333)	$7,191

        The amortized cost and estimated fair value of fixed maturity securities at September 30, 2003 and December 31, 2002, by contractual maturity, that were in an unrealized loss position are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	September 30, 2003
	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one year through five years	$—	$—	$—	$—
Due after five years through ten years	200,262	191,215	—	—
Due after ten years through twenty years	603,132	583,714	35,000	34,954
Due after twenty years	1,263,388	1,242,671	1,455,825	1,370,511

	2,066,782	2,017,600	1,490,825	1,405,465
Mortgage-backed and asset-backed securities	412,486	380,014	—	—

	$2,479,268	$2,397,614	$1,490,825	$1,405,465

	December 31, 2002
	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one year through five years	$5	$4	$—	$—
Due after five years through ten years	48,785	45,522	—	—
Due after ten years through twenty years	65,430	56,339	—	—
Due after twenty years	287,442	275,335	230,231	229,652

	401,662	377,200	230,231	229,652
Mortgage-backed and asset-backed securities	203,866	157,106	—	—

	$605,528	$534,306	$230,231	$229,652

        The table below presents our fixed maturity securities by NAIC designation and the equivalent ratings of a nationally recognized securities rating organization.

		September 30, 2003		December 31, 2002
NAIC	Rating Agency	Carrying Amount	Percent	Carrying Amount	Percent
		(Dollars in thousands)
1	Aaa/Aa/A	$4,913,860	95.3%	$4,624,824	94.3%
2	Baa	177,761	3.4%	230,847	4.7%
3	Ba	42,022	0.8%	37,478	0.8%
4	B	14,798	0.3%	7,505	0.2%
5	Caa and lower	10,859	0.2%	2,000	—
6	In or near default	33	—	—	—

	Total fixed maturities	$5,159,333	100.0%	$4,902,654	100.0%

        Approximately 76% and 80% of our total invested assets at September 30, 2003 and December 31, 2002, respectively, were in United States Government and agency fixed maturity securities including government guaranteed mortgage-backed securities. Corporate securities represented approximately 5% and 8% at September 30, 2003 and December 31, 2002, respectively, of our total invested assets. There are no other significant concentrations in the portfolio by type of security or by industry.

        At September 30, 2003 and December 31, 2002, the fair value of investments we owned that were non-investment grade or not rated were $87.1 million and $51.9 million, respectively. The unrealized losses on investments we owned that were non-investment grade or not rated at September 30, 2003 and December 31, 2002, were $10.9 million and $19.8 million, respectively.

        At September 30, 2003 and December 31, 2002, we identified certain invested assets which have characteristics (i.e. significant unrealized losses compared to book value and industry trends) creating uncertainty as to our future assessment of other than temporary impairments which are listed below by length of time these invested assets have been in an unrealized loss position. We have excluded from this list securities with unrealized losses which are solely related to market movements in interest rates.

	September 30, 2003
	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
3 months or less	$3,000	$(792)	$2,208
Greater than 3 months to 6 months	—	—	—
Greater than 6 months to 9 months	—	—	—
Greater than 9 months to 12 months	20,015	(8,872)	11,143
Greater than 12 months	33,064	(11,856)	21,208

	$56,079	$(21,520)	$34,559

	December 31, 2002
	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
3 months or less	$39,853	$(14,815)	$25,038
Greater than 3 months to 6 months	15,628	(4,050)	11,578
Greater than 6 months to 9 months	—	—	—
Greater than 9 months to 12 months	6,185	(3,185)	3,000
Greater than 12 months	40,067	(13,956)	26,111

	$101,733	$(36,006)	$65,727

        We have reviewed these investments and concluded that there was no other than temporary impairment on these investments at September 30, 2003 and December 31, 2002. The factors that we considered in making this determination included the financial condition and near-term prospects of the issuer, whether the issuer is current on all payments and all contractual payments have been made, our intent and ability to hold the investment to allow for any anticipated recovery and the length of time and extent to which the fair value has been less than cost. During the first nine months of 2003, we have recognized writedowns of $7.1 million on securities that we concluded had an other than temporary impairment.

        At September 30, 2003, we held $527.4 million of mortgage loans compared to $334.3 million at December 31, 2002. These mortgage loans are diversified as to property type, location, and loan size, and are collateralized by the related properties. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	September 30, 2003		December 31, 2002
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$90,244	17.1%	$51,785	15.5%
Middle Atlantic	58,389	11.1%	40,879	12.2%
Mountain	75,425	14.3%	26,478	7.9%
New England	24,589	4.7%	13,242	4.0%
Pacific	36,880	7.0%	20,499	6.1%
South Atlantic	107,564	20.4%	96,401	28.8%
West	134,292	25.4%	85,055	25.5%

Total	$527,383	100.0%	$334,339	100.0%

	September 30, 2003		December 31, 2002
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Property type distribution
Office	$172,248	32.7%	$98,271	29.4%
Retail	153,592	29.1%	102,362	30.6%
Industrial/Warehouse	146,746	27.8%	97,811	29.3%
Hotel	20,922	4.0%	21,218	6.4%
Apartment	14,843	2.8%	4,176	1.2%
Mixed use/other	19,032	3.6%	10,501	3.1%

Total	$527,383	100.0%	$334,339	100.0%

Liquidity

        We did not issue any equity or debt securities during the first nine months of 2003. For information related to the Company's notes payable and requirements under the related credit agreement, see Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this report and Note 7 of the Notes to Consolidated Financial Statements found in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

        The statutory capital and surplus of our life insurance subsidiaries at September 30, 2003 was $228.1 million. American Equity Investment Life Insurance Company ("American Equity Life") made surplus note interest payments to us of $3.1 million during the nine months ended September 30, 2003. For the remainder of 2003, up to $25.9 million can be distributed by American Equity Life as dividends without prior regulatory approval. Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had $48.3 million of earned surplus at September 30, 2003.

        The transfer of funds by American Equity Life is also restricted by certain covenants in our bank credit facility, which, among other things, require American Equity Life to maintain statutory capital and surplus (including asset valuation and interest maintenance reserves) of $140 million plus 25% of statutory net income and 75% of the capital contributions to American Equity Life for periods subsequent to December 31, 1999. Under the most restrictive of these limitations, approximately $25.9 million of our earned surplus at September 30, 2003 would be available for distribution by American Equity Life to the parent company in the form of dividends or other distributions.

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

        Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the amount of interest we pay on our notes payable, the profitability of our products and the market value of our investments. Our notes payable bear interest at prime or LIBOR plus a specified margin of up to 2.25%. Our outstanding balance of notes payable at September 30, 2003 and December 31, 2002 was $31.8 million and $43.3 million, respectively. The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (participation or asset fee rates for index annuities) on substantially all of our annuity policies at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

        A major component of our interest rate risk management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities. We use computer models to simulate cash flows expected from our existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from our assets to meet the expected cash requirements of our liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. (The "duration" of a security is the time weighted present value of the security's expected cash flows and is used to measure a security's sensitivity to changes in interest rates.) When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in value of assets should be largely offset by a change in the value of liabilities. At September 30, 2003, the effective duration of our cash and invested assets backing our insurance liabilities was approximately 9.42 years and the estimated duration of our insurance liabilities was approximately 6.34 years.

        If interest rates were to increase 10% (39 basis points) from levels at September 30, 2003, we estimate that the fair value of our fixed maturity securities would decrease by approximately $226.8 million. If interest rates were to increase 50 basis points from the levels at September 30, 2003, the effective duration of our cash and invested assets backing our insurance liabilities would be approximately 12.1 years. The computer models used to estimate the impact of a 10% or 50 basis points change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

        At September 30, 2003, 74.9% of our fixed income securities had call features and 19.7% were subject to current redemption. Another 10.8% will become subject to call redemption through December 31, 2003. During the nine months ended September 30, 2003, we received $2.5 billion in net redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of credited income on our annuity liability reserves, we have the ability to reduce crediting rates on most of our annuity liabilities to maintain the spread at our targeted level. Approximately 79% of our annuity liabilities are subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates of 3% to 4%.

        With respect to our index business, we purchase call options on the applicable indexes to fund the annual index credits on such annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Our risk associated with the current options we hold is limited to the cost of such options. Market value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products. For the nine months ended September 30, 2003, we realized gains of $27.5 million on our index options at their expiration, and we credited $25.9 million to policyholders. On the respective anniversary dates of the index policies, we purchase new one-year call options to fund the next annual index credits. The risk associated with these prospective purchases is the uncertainty of the cost, which will determine whether we are able to earn our spread on our index business. This is a risk we manage through the terms of our index annuities, which permit us to change annual participation rates, asset fees, and/or caps, subject to guaranteed minimums. By reducing participation rates, asset fees or caps, we can limit option costs to budgeted amounts except in cases where the minimum guarantees would prevent further reductions. Based upon actuarial testing conducted as a part of the design of our index product and on an ongoing basis, we believe the risk that minimum guarantees would prevent us from controlling option costs is negligible.

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

          (b)   No reports on Form 8-K were filed during the quarter ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 23, 2003	AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
		By:	/s/ DAVID J. NOBLE David J. Noble, Chief Executive Officer (Principal Executive Officer)
		By:	/s/ WENDY L. CARLSON Wendy L. Carlson, Chief Financial Officer (Principal Financial Officer)
		By:	/s/ TED M. JOHNSON Ted M. Johnson, Vice President—Accounting (Principal Accounting Officer)

QuickLinks

PART I.—FINANCIAL INFORMATION
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data) (Unaudited)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data) (Unaudited)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands, except per share data) (Unaudited)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2003 (Unaudited)
PART II. OTHER INFORMATION
SIGNATURES