Form 10-Q/A
period 2003-09-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2003-11-14
CIK 1039828

QuickLinks -- Click here to rapidly navigate through this document

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A is being filed with respect to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the Securities and Exchange Commission on October 24, 2003. This Amendment No. 1 includes expanded quantification and disclosure of certain items discussed in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements. This Amendment No. 1 does not contain updates to reflect any events occurring after the original October 24, 2003 filing of our Form 10-Q for the quarterly period ended September 30, 2003. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission, as may be amended, for periods subsequent to the date of the original filing of the Form 10-Q for the quarterly period ended September 30, 2003.

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

        The adoption of the Interpretation will also result in the consolidation of one or two variable interest entities in which the Company currently has investments recorded as fixed maturity securities. For instance, the Company owns all of the mandatorily redeemable trust preferred securities issued by FBL Capital Trust I, a trust sponsored by FBL Financial Group, Inc. (FBL), with a carrying value of $75.7 million at September 30, 2003. Upon adoption of the Interpretation, the Company will be required to consolidate this trust and report FBL's ownership of the common equity of this trust as a minority interest. The adoption of the Interpretation with respect to this trust will have no impact on net income or earnings per common share. The Company is currently evaluating one other fixed maturity security with a carrying value of $13.9 million at September 30, 2003, to determine if it is required to consolidate such variable interest entity upon adoption of the Interpretation.

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

5.    Retirement and Stock Compensation Plans

        During the second quarter of 2003, the Company created a Rabbi Trust, the NMO Deferred Compensation Trust (the "Trust") and issued 1,262,136 shares of its common stock to the Trust to fund the vested share liability as of January 1, 2003 established under the American Equity Investment NMO Deferred Compensation Plan. The Company issued an additional 328,947 shares of its common stock to the Trust during the third quarter of 2003 to fund the estimated vested share liability as of September 30, 2003. This Plan is more fully described in Note 10 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002. In accordance with FASB's Emerging Issues Task Force Issue No. 97-14, "Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested", the stock held in the Trust is included as part of common stock issued and outstanding. In the September 30, 2003 consolidated balance sheet, the common shares held in the rabbi trust and the related Trust obligation funded by such shares are included in the common stock and additional paid-in capital components as a respective deduction and addition, with no impact on the reported amount of total stockholders' equity, as the Plan does not permit diversification and must be settled by the delivery of a fixed number of shares of the Company's stock.

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

        Net income increased 120% to $6.4 million for the third quarter of 2003, and 65% to $17.2 million for the nine months ended September 30, 2003, compared to $2.9 million and $10.4 million for the same periods in 2002. The growth in net income was directly tied to: (i) an increase in our invested assets of 23.9% (on an amortized cost basis) from September 30, 2002 to September 30, 2003 and (ii) decreases in weighted average interest crediting rates of 51 basis points from September 30, 2002 to September 30, 2003. The growth in net income for the nine months ended September 30, 2003 compared to the same period in 2002 is also due to realized gains on sales of investments of $6.9 million compared to $0.1 million.

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

        Net investment income increased 15% to $89.2 million in the third quarter of 2003, and 19% to $264.1 million for the nine months ended September 30, 2003 compared to $77.9 million and

$222.1 million for the same periods in 2002. These increases are principally attributable to the growth in our annuity business and corresponding increases in our invested assets. Invested assets (on an amortized cost basis) increased 23.9% to $5,773.7 million at September 30, 2003 compared to $4,658.3 million at September 30, 2002, while the weighted average yield earned on average invested assets was 6.58% for the nine months ended September 30, 2003 compared to 7.02% for the same period in 2002.

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

        Interest credited to account balances increased 39% to $66.5 million in the third quarter of 2003, and 39% to $176.3 million for the nine months ended September 30, 2003 compared to $47.7 million and $126.7 million for the same periods in 2002. The increases in interest credited for the three months and nine months ended September 30, 2003 are principally attributable to an increase of 21.6% to $5,983.8 million from $4,922.2 million, and an increase of 27.3% to $5,778.5 million from $4,539.4 million, respectively, in the average amount of annuity liabilities outstanding during the three months and nine months ended September 30, 2003 compared to the same periods in 2002. These increases were offset in part by the decrease in weighted average crediting rates of 51 basis points from September 30, 2002 to September 30, 2003, which we implemented in connection with our spread management process.

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

        Other operating costs and expenses increased 25% to $7.0 million in the third quarter of 2003 compared to $5.6 million for the same period in 2002. This increase was principally attributable to an increase of $1.3 million in professional fees and other costs related to litigation and $0.6 million in salaries and related costs of employment due to growth in the amount of policies in force offset by a decrease in marketing expenses of $0.7 million. Other operating costs and expenses increased 27% to

$19.8 million for the nine months ended September 30, 2003 compared to $15.6 million for the same period in 2002. This increase was principally attributable to an increase of $1.6 million in professional fees related to litigation, $1.2 million in salaries and related costs of employment due to growth in the amount of policies in force and $1.0 million in risk charges related to the reinsurance agreement entered into with Hannover Life Reassurance Company of America on November 1, 2002. This agreement is more fully described in Note 5 of the Notes to Consolidated Financial Statements found in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

        At September 30, 2003 and December 31, 2002, the fair value of investments we owned that were non-investment grade or not rated were $87.1 million and $51.9 million, respectively. Non-investment grade or not rated securities represented 1.7% and 1.1% at September 30, 2003 and December 31, 2002, respectively, of the fair value of our fixed maturity securities. The unrealized losses on investments we owned that were non-investment grade or not rated at September 30, 2003 and December 31, 2002, were $10.9 million and $19.8 million, respectively. The unrealized losses on such securities at September 30, 2003 and December 31, 2002 represented 6.5% and 27.6%, respectively, of gross unrealized losses on fixed maturity securities.

        At September 30, 2003 and December 31, 2002, we identified certain invested assets which have characteristics (i.e. significant unrealized losses compared to book value and industry trends) creating uncertainty as to our future assessment of other than temporary impairments which are listed below by length of time these invested assets have been in an unrealized loss position. This list is referred to as our watch list. We have excluded from this list securities with unrealized losses which are solely related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary.

	September 30, 2003
	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
3 months or less	$—	$—	$—
Greater than 3 months to 6 months	—	—	—
Greater than 6 months to 9 months	—	—	—
Greater than 9 months to 12 months	20,015	(8,872)	11,143
Greater than 12 months	36,064	(12,648)	23,416

	$56,079	$(21,520)	$34,559

	December 31, 2002
	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
3 months or less	$39,853	$(14,815)	$25,038
Greater than 3 months to 6 months	15,628	(4,050)	11,578
Greater than 6 months to 9 months	—	—	—
Greater than 9 months to 12 months	6,185	(3,185)	3,000
Greater than 12 months	40,067	(13,956)	26,111

	$101,733	$(36,006)	$65,727

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

        At September 30, 2003, the amortized cost and estimated fair value of each fixed maturity security on the watch list are as follows:

Issuer	Amortized Cost	Unrealized Losses	Estimated Fair Value	Maturity Date	Months Below Amortized Cost
	(Dollars in thousands)
Continental Airlines Pass Thru Certificates 2001-001 Class B	$10,056	$(2,756)	$7,300	6/15/17	13
Diversified Asset Securities II Class B-1	3,000	(1,187)	1,813	9/15/35	11
IMC Global Inc Notes	3,000	(792)	2,208	1/15/28	33
Land O' Lakes Capital Securities	8,075	(4,075)	4,000	3/15/28	33
Northwest Airlines Pass Thru Certificates 1999-1 Class C	8,873	(3,665)	5,208	2/1/14	30
Oakwood Mortgage 2000-C M1	17,015	(7,685)	9,330	10/15/30	11
Pegasus Aviation 1999-1A C1	6,060	(1,360)	4,700	3/25/29	25

	$56,079	$(21,520)	$34,559

        Our analysis of these securities and their credit performance at September 30, 2003 is as follows:

  Continental Airlines Pass Thru Certificates 2001-001 Class B are backed by the general credit of Continental Airlines as well as the collateral from a pool of airplanes. We determined that an other than temporary impairment charge was not necessary for the following reasons. We believed that a bankruptcy was unlikely since Continental Airlines' liquidity seemed to be improving. Even if Continental Airlines were to declare bankruptcy, the chance of full recovery on this security was high due to the excess collateral coverage supplied by the aircraft collateral.

  Diversified Asset Securities II Class B-1 is a pool of asset-backed securities that entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of financial assets. We determined that an other than temporary impairment charge was not necessary for the following reasons. As of September 30, 2003 the securities still had investment grade ratings by both Moody's and Fitch (Baa3/BBB-). The securities were current on all scheduled interest payments. The securities were also passing applicable asset coverage covenants, which we believed should allow Diversified Asset Securities to continue to make interest payments.

  IMC Global is a fertilizer company and is the world's largest producer of potash and phosphate. We determined that an other than temporary impairment charge was not necessary for the following reasons. IMC Global operated in a cyclical industry and had successfully managed through previous cyclical lows. We believed that IMC Global would benefit from recent cost-reduction efforts and had adequate liquidity with no near-term debt maturities. We believed that these factors would enable IMC Global to successfully manage through the current cyclical low.

  Land O' Lakes is a national, farmer-owned food and agricultural cooperative. We determined that an other than temporary impairment charge was not necessary for the following reasons. Land O' Lakes operated in a cyclical industry and had successfully managed through previous cyclical lows. We calculated that Land O' Lakes had an EBITDA to interest coverage of 4.33 times for bank debt and 4.45 times for bond debt and determined that Land O'Lakes had adequate liquidity. Land O' Lakes was in the process of improving its balance sheet and had decreased long-term debt to capital from 55.4% to 50.8%. Further improvements were expected in the future.

  Northwest Airlines Pass Thru Certificates 1999-1 Class C are backed by the general credit of Northwest Airlines as well as the collateral from a pool of airplanes. We determined that an other than temporary impairment charge was not necessary for the following reasons. We believed that a bankruptcy was unlikely since Northwest had begun to see benefits from its attempts to return to profitability. Northwest appeared to have adequate liquidity. We calculated Northwest to have unrestricted cash at the end of the second quarter of 2003 of approximately $2.8 billion. Even if Northwest declared bankruptcy, these bonds would have remained current for at least 18 months due to a liquidity coverage feature. The bonds could remain current after 18 months if Northwest affirmed the leases on the planes in the collateral pool in the unlikely event of a bankruptcy. Based upon the liquidity of Northwest ($2.8 billion at June 30, 2003) and the improving conditions in the airline industry, we believe the event of a default is remote.

  Oakwood Mortgage 2000-C Class M1 is backed by installment sales contracts secured by manufactured homes and liens on real estate. We determined that an other than temporary impairment charge was not necessary for the following reasons. The security still had solid investment grade ratings from both Moody's and S&P (A3/BBB+) and the security was current on all scheduled interest payments. We performed stress tests with above average default rates and above average loss severity per default and the M1 Tranche still received all of its scheduled principal and interest payments.

  Pegasus Aviation 1999-1A C1 is backed by leases on airplanes and is structured as a pass-through security. We took an impairment charge of $1.9 million on this security in the fourth quarter of 2001 because we did not expect to receive further principal payments. However, due to the continued problems in the leased airplane industry, the market value of this security had declined further. We determined that no additional other than temporary impairment charge was necessary for the following reasons. Although we did not expect to receive principal payments on this security, we expected that interest payments would continue to be made until 2019. The value of the expected future interest payments supported the current book value.

        Each of the seven securities on the watch list is current in respect to payments of principal and interest. We have concluded for each of the seven securities on the watch list that we have the intent and the ability to hold these bonds for a period of time sufficient to allow for a recovery in fair value.

        We took writedowns on certain other investments that we concluded did have other than temporary impairments during the first nine months of 2003 and during 2002 of $7.1 million and $13.0 million, respectively. Following is a discussion of each security for which we have taken write downs on during the nine months ended September 30, 2003 and the year ended December 31, 2002.

  We owned the Class A3-A Tranche of the Juniper Collateralized Bond Obligation. We wrote down this security by $2.0 million to its fair value in the first quarter of 2002. Due to the structure of payments from the collateralized bond obligation, it was likely that we would continue receiving interest payments for the foreseeable future, but it was unlikely that we would receive our entire principal at maturity. The fair value of this security continued to decline in subsequent months and we sold the bond at an additional loss of $0.5 million in the second quarter of 2003.

  Pegasus 2001-1A C2 is an asset-backed security backed by leases on 41 specific aircraft. We wrote down this security by $3.0 million in the third quarter of 2002. The downturn in the airline industry had caused lease rates on renewing leases to be significantly below expectations and this was exacerbated by the terrorist attacks on September 11, 2001. Due to the continuing problems in the airline industry and continued lower lease rates on renewing leases, we took an additional write-down of $2.9 million on this security in the first quarter of 2003.

  Jet Equipment Trust is an asset-backed security backed by collateral from a pool of planes and the general credit of United Airlines. We wrote down this security by $6.4 million in the third quarter of 2002. The downturn in the airline industry and the possibility of United Airlines declaring bankruptcy had caused this security to trade significantly below cost at the time of the original write-down. United Airlines declared bankruptcy in the fourth quarter of 2002 and discontinued making lease payments on the planes that support this trust. Due to the fact that any further payments on this security were unlikely, we took an additional write-down of $1.6 million in the fourth quarter of 2002 to reduce the book value to zero.

  Oakwood Mortgage 1999-E Class M2 is an asset-backed security backed by installment sales contracts secured by manufactured homes and liens on real estate. We wrote down this security by $4.2 million in the third quarter of 2003 due to continuing high default rates for the manufactured housing industry causing doubt about the return of the entire principal balance.

        In making the decisions to write down the securities described above, we considered whether the factors leading to those write downs impacted any other securities held in our portfolio. In cases where we determined that a decline in value was related to an industry-wide concern, we considered the impact of such concern on all securities we held within that industry classification.

        We have sold some securities at a loss which are listed below. This list excludes realized losses arising from interest rate changes in connection with certain securities (aggregating $1.98 million) which were sold as a result of our decision to exit a particular investment category in its entirety.

	Nine Months Ended September 30, 2003
Issuer	Amortized Cost	Fair Value	Realized Losses	Months Below Amortized Cost
	(Dollars in thousands)
Transamerica Capital	$6,765	$6,437	$328	9
Calpine Canada	5,023	3,613	1,410	20
American Airlines Pass Thru Certificates	1,750	902	848	10
Ford Motor Co.	5,003	4,567	436	24
Juniper	2,594	2,075	519	12

	$21,135	$17,594	$3,541

	Year Ended December 31, 2002
Issuer	Amortized Cost	Fair Value	Realized Losses	Months Below Amortized Cost
	(Dollars in thousands)
Qwest	$9,851	$6,113	$3,738	5

        Generally, for each of these sales there was an unexpected event resulting in a decline in credit quality which occurred shortly before the sale. This led to the decision to sell a security at a loss concurrent with the decision that an initial or additional impairment charge was required. Accordingly, in all cases, this did not contradict our previous assertion that we had the ability and intent to hold the security until recovery in value. Each of these securities and the factors resulting in the sales of such securities are discussed individually below.

    Transamerica Capital was sold to reduce our exposure to European insurance companies and not as a result of deteriorating credit quality.

    Calpine Canada was sold because it engaged in re-financing activities that threatened its long term profitability and exacerbated its reliance on leverage. The wholesale power market in which it was engaged was expected to be weak.

    American Airlines Pass Thru Certificates, which were collateralized by a pool of airplanes, were sold as a result of inadequate collateral coverage in a potential bankruptcy situation and recent changes regarding the airline's bank covenants regarding required minimum unrestricted cash balances.

    Ford Motor Co. was determined to be an improving credit, however we decided to reduce our position in this security to $10 million by selling a portion of these securities with a par value of $5 million at a loss of $0.4 million.

    Juniper was a collateralized debt obligation backed by corporate debt obligations rated primarily below investment grade. In the first quarter of 2002, we wrote this security down as a result of downgrades and significant deterioration in the value of the underlying corporate debt. Continued deterioration led us to sell the security in 2003.

    Qwest was sold as the result of several factors, including its rapidly deteriorating operating environment, the sale of one of its business units for a value well below expectations and continuing government investigations.

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

Date:	November 14, 2003	AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
		By:	/s/ WENDY L. CARLSON Wendy L. Carlson, Authorized Officer

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