Form 10-K
period 2003-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2004-03-04
CIK 1039828

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 001-31911

American Equity Investment Life Holding Company
(Exact name of registrant as specified in its charter)

Iowa (State of Incorporation)	42-1447959 (I.R.S. Employer Identification No.)
5000 Westown Parkway, Suite 440 West Des Moines, Iowa (Address of principal executive offices)	50266 (Zip Code)
Registrant's telephone number, including area code	(515) 221-0002 (Telephone)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common stock, par value $1	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        Aggregate market value of the shares of the Registrant's common equity held by non-affiliates of the Registrant was $393,652,138 based on the closing price of $12.14 per share of common stock on the New York Stock Exchange on February 27, 2004.

        Shares of common stock outstanding as of February 27, 2004: 36,099,035

        Documents incorporated by reference: Portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held June 10, 2004, which will be filed within 120 days after December 31, 2003, are incorporated by reference into Part III of this report.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this From 10-K. ☐

Part I

ITEM 1. BUSINESS

Introduction

        We were formed on December 15, 1995 to develop, market, issue and administer annuities and life insurance. We are a full service underwriter of a broad array of annuity and insurance products. Our business consists primarily of the sale of fixed rate and index annuities and, accordingly, we have only one business segment. Our business strategy is to focus on our annuity business and earn predicable returns by managing investment spreads and investment risk.

        On June 5, 2001, we formed a New York domiciled insurance company named American Equity Investment Life Insurance Company of New York. We are currently licensed to sell our products in 47 states and the District of Columbia.

        On December 9, 2003, we completed an initial public offering of 18,700,000 shares of our common stock at a price of $9.00 per share. Pursuant to the over-allotment option granted to the underwriters in the offering, the underwriters purchased an additional 2,000,000 shares on December 29, 2003 and an additional 805,000 shares on January 7, 2004, which fully exercised the over-allotment option. The proceeds from our initial public offering (including proceeds from shares issued pursuant to the over-allotment option), net of the underwriting discount and expenses, were approximately $178.0 million, of which $125.0 million was contributed to American Equity Life to fund the future growth of our business.

        Investor related information, including periodic reports filed on Forms 10-K, 10-Q and 8-K and all amendments to such reports may be found on our internet website at www.american-equity.com as soon as reasonably practicable after such reports are filed with the SEC. We are in the process of adopting the following documents and will make them available prior to our annual meeting of shareholders on our website and in print upon request: (i) code of business conduct and ethics; (ii) audit committee charter; (iii) compensation committee charter; (iv) nominating/corporate governance committee charter and (v) corporate governance guidelines.

Annuity Market Overview

        Our target market includes the group of individuals ages 45-75 who are seeking to accumulate tax-deferred savings. We believe that significant growth opportunities exist for annuity products because of favorable demographic and economic trends. According to the U.S. Census Bureau, there were 35 million Americans age 65 and older in 2000, representing 12% of the U.S. population. By 2030, this sector of the population is expected to increase to 22% of the total population. Our fixed rate and index annuity products are particularly attractive to this group as a result of the guarantee of principal with respect to those products, competitive rates of credited interest, tax-deferred growth and alternative payout options.

        According to LIMRA International, sales of individual annuities were $219.9 billion in 2002 and $185.3 billion in 2001. In 2002 (last year in which actual data is available), fixed annuity sales, which include equity index and fixed rate annuities, increased 39% to $103.3 billion from $74.3 billion in 2001. Sales of equity index annuities grew to $11.8 billion in 2002, an increase of 74% from $6.8 billion in 2001. Further, from 1997 through 2002, index annuity sales have grown from $3.0 billion in 1997 to $11.8 billion. We believe index annuities, which have a crediting rate linked to the change in various indices, appeal to policyholders interested in participating in returns linked to equity and/or bond markets without the risk of loss of principal. Our wide range of fixed rate annuity products has enabled us to enjoy favorable growth during volatile equity and bond markets.

Strategy

        Our business strategy is to focus on our annuity business and earn predictable returns by managing investment spreads and investment risk. Key elements of this strategy include the following:

          Expand our Current Independent Agency Network.    We believe that our successful relationships with approximately 60 national marketing organizations and, through them, 42,000 independent agents, represent a significant competitive advantage. We intend to grow and enhance our core distribution channel by expanding our relationships with national marketing organizations and independent agents, by addressing their product needs and by providing the highest quality service possible.

          Continue to Introduce Innovative and Competitive Products.    We intend to be at the forefront of the fixed and index annuity industry in developing and introducing innovative and new competitive products. We were the first company to introduce an index annuity which allowed policyholders to earn returns linked to the Dow Jones Indexsm. We were also one of the first companies to offer an index product offering a choice among interest crediting strategies which includes both equity and bond indices as well as a traditional fixed rate strategy. We believe that our continued focus on anticipating and being responsive to the product needs of our independent agents and policyholders will lead to increased customer loyalty, revenues and profitability.

          Use our Expertise to Achieve Targeted Spreads on Annuity Products.    We have had a successful track record in achieving the targeted spreads on our annuity products. We intend to leverage our experience and expertise in managing the investment spread during a range of interest rate environments to achieve our targeted spreads.

          Maintain our Profitability Focus and Improve Operating Efficiency.    We are committed to improving our profitability by advancing the scope and sophistication of our investment management and spread capabilities and continuously seeking out operating efficiencies within our company. We have made substantial investments in technology improvements to our business, including the development of a password-secure website which allows our independent agents to receive proprietary sales, marketing and product materials and the implementation of software designed to enable us to operate in a completely paperless environment with respect to policy administration. Further, we have implemented competitive incentive programs for our national marketing organizations, agents and employees to stimulate performance.

          Take Advantage of the Growing Popularity of Some of Our Products.    We believe that the growing popularity of some of our products that allow equity and bond market participation without the risk of loss of the premium deposit presents an attractive opportunity to grow our business. We intend to capitalize on our reputation as a leading marketer of index annuities in this expanding segment of the annuity market.

Products

        Our products include fixed rate annuities, index annuities, a variable annuity and life insurance.

Fixed Rate Annuities

        These products, which accounted for approximately 36% and 39% of our total annuity deposits collected for the years ended December 31, 2003 and 2002, respectively, include single premium deferred annuities ("SPDAs"), flexible premium deferred annuities ("FPDAs") and single premium immediate annuities ("SPIAs"). An SPDA generally involves the tax-deferred accumulation of interest on a single premium paid by the policyholder. After a number of years, as specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, or for a combination of these payment options. We also sell SPDAs, under which the annual crediting rate is guaranteed for either a three-year or a five-year period. FDPAs are similar to SPDAs in many respects, except that the FPDA allows additional deposits in varying amounts by the policyholder without a new application.

        Our SPDAs and FPDAs (excluding the multi-year rate guaranteed products) generally have an interest rate (the "crediting rate") that is guaranteed by us for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. The guaranteed rate on our non-multi-year rate guaranteed policies in force and new issues ranges from 3% to 4% (2.25% effective January 1, 2004 for certain products). The guaranteed rate on our multi-year rate guaranteed policies in force ranges from 3.05% to 6.5% for the three-year rate guaranteed product and from 3.25% to 7% for the five-year rate guaranteed product. The initial crediting rate is largely a function of the interest rate we can earn on invested assets acquired with new annuity deposits and the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender assumptions, competitive industry pricing and crediting rate history for particular groups of annuity policies with similar characteristics.

        Approximately 92% and 70% of our fixed rate annuity sales during the years ended December 31, 2003 and 2002, respectively, were "bonus" products. The initial crediting rate on these products specifies a bonus crediting rate ranging from 1% to 7% of the annuity deposit. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established. Generally, there is a compensating adjustment in the commission paid to the agent to offset the first year interest bonus. In all situations, we obtain an acknowledgment from the policyholder, upon policy issuance, that a specified portion of the first year interest will not be paid in renewal years. As of December 31, 2003, crediting rates on our outstanding SPDAs and FPDAs generally ranged from 3.05% to 7%, excluding interest bonuses guaranteed for the first year. The average crediting rate on FPDAs and SPDAs including interest bonuses at December 31, 2003 was 5.16%, and the average crediting rate on those products excluding bonuses was 4.73%.

        Policyholders are typically permitted to withdraw all or a part of the premium paid, plus accrued interest credited to the account (the "accumulation value"), subject to the assessment of a surrender charge for withdrawals in excess of specified limits. Most of our SPDAs and FPDAs provide for penalty-free withdrawals of up to 10% of the accumulation value each year after the first year, subject to limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period which generally ranges from 3 to 16 years after the date the policy is issued. This surrender charge is initially 9% to 25% of the accumulation value and generally decreases by approximately one to two percentage points per year during the surrender charge period. Surrender charges are set at levels aimed at protecting us from loss on early terminations and reducing the likelihood of policyholders terminating their policies during periods of increasing interest rates. This practice lengthens the effective duration of the policy liabilities and enhances our ability to maintain profitability on such policies.

        Our SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issue. The amounts, frequency, and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 4.25% and 4.93% at December 31, 2003 and 2002, respectively.

Index Annuities

        Index annuities accounted for approximately 64% and 61% of the total annuity deposits collected for the years ended December 31, 2003 and 2002, respectively. These products allow policyholders to link returns to the performance of a particular index without the risk of loss of their principal. Several of these products allow policyholders to transfer funds once a year among several different crediting strategies, including one or more index based strategies, a traditional fixed rate strategy and/or a multi-year rate guaranteed strategy.

        The annuity contract value is equal to the premiums paid as increased for returns which are based upon a percentage (the "participation rate") of the annual appreciation (based in certain situations on monthly averages) in a recognized index or benchmark. The participation rate, which we may reset annually, generally varies among the index products from 50% to 100%. Some of the products also have an "asset fee" ranging from 1% to 4%, which is deducted from the interest to be credited. The asset fees may be adjusted annually by us, subject to stated limits. In addition, some products apply an overall limit (or "cap"), ranging from 7% to 13%, on the amount of annual interest the policyholder may earn in any one contract year, and the applicable cap also may be adjusted annually subject to stated minimums. The minimum guaranteed contract values are equal to 80% to 100% of the premium collected plus interest credited at an annual rate of 3% (2.25% effective January 1, 2004 for certain products). We purchase options on the applicable indices as an investment to provide the income needed to fund the amount of the index credits on the index products. The setting of the participation rates, asset fees and caps is a function of the interest rate we can earn on the invested assets acquired with annuity fund deposits, cost of options and features offered on similar products by competitors. Approximately 39% and 31% of our index annuity sales for the years ended December 31, 2003 and 2002, respectively, were "premium bonus" products. The initial annuity deposit on these policies is increased at issuance by the specified premium bonus ranging from 3% to 6%. Generally, there is a compensating adjustment in the commission paid to the agent to offset the premium bonus.

        The index annuities provide for penalty-free withdrawals of up to 10% of premium or accumulation value (depending on the product) in each year after the first year of the annuity's term. Other withdrawals are subject to a surrender charge ranging initially from 9% to 25% over a surrender period ranging from 5 to 16 years. During the applicable surrender charge period, the surrender charges on some index products remain level, while on other index products, the surrender charges decline by one to two percentage points per year. After a number of years, as specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, a combination of these payment options, or re-enter into a new contract term.

Variable Annuities

        Variable annuities differ from fixed rate and index annuities in that the policyholder, rather than the insurance company, bears the investment risk and the policyholder's return of principal and rate of return are dependent upon the performance of the particular investment option selected by the policyholder. Profits on variable annuities are derived from the fees charged to contract owners rather than from the investment spread.

        In December 1997, we entered into a strategic alliance with Farm Bureau Life Insurance Company ("Farm Bureau") for the development, marketing and administration of variable annuity products. This alliance, which consists of the reinsurance and related administrative agreements discussed hereafter, enabled us to introduce variable products into our product line. An affiliate of Farm Bureau provides the administrative support necessary to manage this business, and is paid an administrative fee for those services. We share in 30% of the risks, costs and operating results of these products through the reinsurance arrangement. See "Reinsurance" for additional information regarding this arrangement as well as Farm Bureau's beneficial ownership of our common stock.

Life Insurance

        These products include traditional ordinary and term, universal life and other interest-sensitive life insurance products. We have approximately $2.7 billion of life insurance in force as of December 31, 2003. We acquired this business in 1995. We intend to continue offering a complete line of life insurance products for individual and group markets. Premiums related to this business accounted for 3%, 5% and 10% of the revenues in the years ended December 31, 2003, 2002 and 2001, respectively.

Investments

        Investment activities are an integral part of our business, and net investment income is a significant component of our total revenues. Profitability of many of our products is significantly affected by spreads between interest yields on investments and rates credited on annuity liabilities. Although substantially all credited rates on non-multi-year rate guaranteed SPDAs and FPDAs may be changed annually, subject to minimum guarantees, changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. For the year ended December 31, 2003, the weighted average yield, computed on the average amortized cost basis of our investment portfolio, was 6.43%; the weighted average cost of our liabilities at December 31, 2003, excluding interest bonuses guaranteed for the first year of the annuity contract, was 4.13%.

        We manage the indexed-based risk component of our index annuities by purchasing call options on the applicable indices to fund the annual index credits on these annuities and by adjusting the participation rates, asset fee rates and other product features to reflect the change in the cost of such options (which varies based on market conditions). All of such options are purchased to fund the index credits on our index annuities at their respective anniversary dates, and new options are purchased at each of the anniversary dates to fund the next annual index credits.

        For additional information regarding the composition of our investment portfolio and our interest rate risk management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk" and note 3 to our audited consolidated financial statements.

Marketing

        We market our products through a variable cost brokerage distribution network of approximately 60 national marketing organizations and 42,000 independent agents as of December 31, 2003. We emphasize high quality service to our agents and policyholders along with the prompt payment of commissions to our agents. We believe this has been significant in building excellent relationships with our existing agency force.

        Our independent agents and agencies range in profile from national sales organizations to personal producing general agents. We aggressively recruit new agents and expect to continue to expand our independent agency force. In our recruitment efforts, we emphasize that agents have direct access to our executive officers, giving us an edge in recruiting over larger and foreign-owned competitors. We also have favorable relationships with our national marketing organizations, which have enabled us to efficiently sell through an expanded number of independent agents. We are currently licensed to sell our products in 47 states and the District of Columbia. We have applied or anticipate applying for licenses to sell our products in the remaining states.

        The insurance distribution system is comprised of insurance brokers and marketing organizations. We are pursuing a strategy to increase the size of our distribution network by developing additional relationships with national and regional marketing organizations. These organizations typically recruit agents for us by advertising our products and our commission structure, through direct mail advertising, or through seminars for insurance agents and brokers. These organizations bear most of the cost incurred in marketing our products. We compensate marketing organizations by paying them a percentage of the commissions earned on new annuity policy sales generated by the agents recruited in such organizations. We also conduct incentive programs for marketing organizations and agents from time to time, including equity-based programs for our leading national marketers. For additional information regarding our equity-based programs for our leading national marketers see note 10 to our audited consolidated financial statements. We generally do not enter into exclusive arrangements with these marketing organizations.

        Two of our national marketing organizations each accounted for more than 10% of the annuity deposits and insurance premiums collections during the year ended December 31, 2003. The states with the largest share of direct premiums collected during 2003 were: California (11.7%), Florida (10.8%), Texas (9.5%), Illinois (7.3%) and Michigan (6.4%).

Competition and Ratings

        We operate in a highly competitive industry. Many of our competitors are substantially larger and enjoy substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships. Our annuity products compete with index, fixed rate and variable annuities sold by other insurance companies and also with mutual fund products, traditional bank investments and other investment and retirement funding alternatives offered by asset managers, banks, and broker-dealers. Our insurance products compete with other insurance companies, financial intermediaries and other institutions based on a number of features, including crediting rates, policy terms and conditions, service provided to distribution channels and policyholders, ratings, reputation and broker compensation.

        The sales agents for our products use the ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's annuity to market. In recent years, the market for annuities has been dominated by those insurers with the highest ratings. American Equity Life has received a financial strength rating of "B++" (Very Good) with a negative outlook from A.M. Best Company and "BBB+" with a stable outlook from Standard & Poor's. In July, 2002, A.M. Best Company and Standard & Poor's adjusted our financial strength ratings from "A-"(Excellent) to "B++"(Very Good) and "A-" to "BBB+", respectively. The adjustments initially had no impact on sales of new annuity products or in lapses of existing balances. Beginning in November, 2002, our monthly sales volumes began to decline primarily as a result of certain actions by us, including reductions in crediting rates and suspension of new sales of some products. The degree to which ratings adjustments also contributed to this decline is unknown. Our ability to grow sales of new annuities and the level of surrenders of our existing annuity contracts in force during 2004 may be affected by the current ratings.

        Financial strength ratings generally involve quantitative and qualitative evaluations by rating agencies of a company's financial condition and operating performance. Generally, rating agencies base their ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions. Ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors and are not recommendations to buy, sell or hold securities.

        A.M. Best Company ratings currently range from "A++" (Superior) to "F" (In Liquidation), and include 16 separate ratings categories. Within these categories, "A++" (Superior) and "A+" (Superior)

are the highest, followed by "A" (Excellent) and "A-" (Excellent) then followed by "B++" (Very Good) and "B+" (Very Good). Publications of A.M. Best Company indicate that the "B++" rating is assigned to those companies that, in A.M. Best Company's opinion, have demonstrated a good ability to meet their ongoing obligations to policyholders.

        Standard & Poor's insurer financial strength ratings currently range from "AAA" to "NR", and include 21 separate ratings categories. Within these categories, "AAA" and "AA" are the highest, followed by "A" and "BBB". Publications of Standard & Poor's indicate that an insurer rated "BBB" or higher is regarded as having strong financial security characteristics, but is somewhat more likely to be affected by adverse business that are higher rated insurers.

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

Reinsurance

Coinsurance

        Effective August 1, 2001, American Equity Life entered into a coinsurance agreement with EquiTrust, an affiliate of Farm Bureau, covering 70% of certain of our non-multi-year rate guarantee fixed annuities and index annuities issued from August 1, 2001 through December 31, 2001, and 40% of those contracts for 2002 and 2003. EquiTrust has received a financial strength rating of "A" from A.M. Best Company. As of December 31, 2003, Farm Bureau beneficially owned 14.9% of our issued and outstanding common stock. Total annuity deposits ceded were approximately $649.4 million, $837.9 million and $418.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. We received expense allowances of approximately $65.6 million, $99.4 million and $51.2 million under this agreement for the years ended December 31, 2003, 2002 and 2001, respectively. The balance due under this agreement to EquiTrust was $22.6 million at December 31, 2003 and $1.5 million at December 31, 2002, and represents the market value of the call options related to the ceded business held by us to fund the index credits and cash due to or from EquiTrust related to the transfer of ceded annuity deposits. At December 31, 2003 and 2002, the aggregate policy benefit reserves transferred to EquiTrust under this agreement were $1.93 billion and $1.29 billion, respectively. We remain liable with respect to the policy liabilities ceded to EquiTrust should it fail to meet the obligations assumed by it.

        On December 29, 2003, American Equity Life entered into a coinsurance agreement with EquiTrust, effective January 1, 2004, covering 20% of certain of our non-multi-year rate guarantee fixed annuities and index annuities. However, for each calendar year, the quota share will reduce to 0% in any month where the year-to-date premium ceded exceeds $500 million at the end of the prior month. This agreement may be terminated at any time by either party upon the giving of forty-five days prior notice.

        During 1998, American Equity Life also entered into a modified coinsurance agreement to cede 70% of its variable annuity business to EquiTrust. Separate account deposits ceded under this agreement during the years ended December 31, 2003, 2002 and 2001 were immaterial. Under this agreement and related administrative services agreements, we paid EquiTrust $0.2 million for the each of years ended December 31, 2003, 2002 and 2001. The modified coinsurance agreement has an initial term of four years and will continue thereafter until termination by written notice at the election of either party. Any such termination will apply to the submission or acceptance of new policies, and business reinsured under the agreement prior to any such termination is not eligible for recapture before the expiration of 10 years.

Financial Reinsurance

        American Equity Life has entered into two reinsurance transactions with Hannover Life Reassurance Company of America, Hannover, which are treated as reinsurance under statutory accounting practices and as financial reinsurance under accounting principles generally accepted in the United States, ("GAAP"). Hannover has received a financial strength rating of "A+" from A.M. Best Company. The first transaction became effective November 1, 2002 (the "2002 Hannover Transaction") and the second transaction became effective September 30, 2003 (the "2003 Hannover Transaction"). The agreements for these transactions include a coinsurance segment and a yearly renewable term segment reinsuring a portion of death benefits payable on certain annuities issued from January 1, 2002 to December 31, 2002 (2002 Hannover Transaction) and issued from January 1, 2003 to September 30, 2003 (the 2003 Hannover Transaction). The coinsurance segments provide reinsurance to the extent of 6.88% (2002 Hannover Transaction) and 13.41% (2003 Hannover Transaction) of all risks associated with our annuity policies covered by these reinsurance agreements. The 2002 Hannover Transaction provided approximately $29.8 million in statutory surplus benefit during 2002 and $6.8 million in statutory surplus reduction during 2003. The 2003 Hannover Transaction provided approximately $29.7 million in statutory surplus benefit during 2003. The remaining statutory surplus benefit under these agreements will be reduced in the following years as follows: 2004—$10.9 million; 2005—$11.6 million; 2006—$12.4 million; 2007—$13.2 million; 2008—$6.2 million. Risk charges attributable to the 2003 and 2002 Hannover Transactions of $1.6 million were incurred during 2003.

        The statutory surplus benefit provided by the 2003 Hannover Transaction replaced the statutory surplus benefit previously provided by a financial reinsurance agreement with a subsidiary of Swiss Reinsurance Company. We have terminated this agreement and have recaptured all reserves subject to this agreement effective September 30, 2003. This agreement was effective January 1, 2001, and provided an initial statutory surplus benefit of $35.0 million in 2001. The statutory surplus benefit remaining at January 1, 2003 was $30.9 million, all of which was eliminated during 2003. Risk charges and interest expense incurred on the cash portion of the surplus benefit provided by the agreement were $0.2 million, $0.6 million and $0.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Indemnity Reinsurance

        Consistent with the general practice of the life insurance industry, American Equity Life enters into agreements of indemnity reinsurance with other insurance companies in order to reinsure portions of the coverage provided by its life and accident and health insurance products. Indemnity reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to diversify its risks. The maximum loss retained by us on all life insurance policies we have issued was $0.1 million or less as of December 31, 2003. Indemnity reinsurance does not discharge the original insurer's primary liability to the insured. American Equity Life's reinsured business related to these blocks of business is primarily ceded to two reinsurers. Reinsurance related to life and accident and health insurance that was ceded by us primarily to two reinsurers was immaterial. We believe the assuming companies will be able to honor all contractual commitments, based on our periodic review of their financial statements, insurance industry reports and reports filed with state insurance departments.

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

        The payment of dividends or the distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary's state of domicile's insurance department. Currently, American Equity Life may pay dividends or make other distributions without the prior approval of its state of domicile's insurance department, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's statutory net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory surplus at the preceding December 31. For 2004, up to approximately $37.5 million can be distributed as dividends by American Equity Life without prior approval of its state of domicile's insurance department. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had approximately $69.8 million of earned surplus at December 31, 2003.

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

        In 1998, the Securities and Exchange Commission ("SEC") requested comments as to whether index annuities, such as those sold by us, should be treated as securities under the federal securities laws rather than as insurance products. Treatment of these products as securities would likely require additional registration and licensing of these products and the agents selling them, as well as cause us to seek additional marketing relationships for these products. No action has been taken by the SEC on this issue.

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

  •
  insurance and annuity sales practices.

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

        The NAIC's RBC requirements provide for four levels of regulatory attention depending on the ratio of a company's total adjusted capital to its RBC. Adjusted capital is defined as the total of statutory capital, surplus, asset valuation reserve and certain other adjustments. Calculations using the NAIC formula at December 31, 2003, indicate that the ratio of total adjusted capital to RBC for us exceeded the highest level at which regulatory action might be triggered by approximately 2.8 times.

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

Federal Income Taxation

        The annuity and life insurance products that we market and issue generally provide the policyholder with a federal income tax advantage, as compared to other savings investments such as certificates of deposit and taxable bonds, in that federal income taxation on any increases in the contract values of these products is deferred until it is received by the policyholder. With other savings investments, the increase in value is taxed as earned (i.e., realized). Annuity benefits and life insurance benefits, which accrue prior to the death of the policyholder, are generally not taxable until paid. Life insurance death benefits are generally exempt from income tax. Also, benefits received on immediate annuities are recognized as taxable income ratably, as opposed to the methods used for some other investments which tend to accelerate taxable income into earlier years.

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

        In June 2001, the Economic Growth and Tax Relief Reconciliation Act of 2001 (the "2001 Act") was enacted. The 2001 Act contains provisions that will, over time, significantly lower individual income tax rates. The 2001 Act will have the effect of reducing the benefits of deferral on the build-up of value of annuities and life insurance products. Some of these changes might hinder sales of our annuities and result in the increased surrender of annuities.

        In May 2003, the Jobs and Growth Tax Relief Reconciliation Act of 2003 (the "2003 Act") was enacted. The 2003 Act provisions accelerate the individual income tax rate reductions passed in the 2001 Act. In addition, the 2003 Act will have the effect of reducing the benefits of deferral on the build-up of value of annuities and life insurance products. Some of these changes might hinder our sales of annuities and result in the increased surrender of annuities.

        Our life subsidiaries are taxed under the life insurance company provisions of the Internal Revenue Code of 1986, as amended (the "Code"). Provisions in the Code require a portion of the expenses incurred in selling insurance products to be capitalized and deducted over a period of years, as opposed to being immediately deducted in the year incurred. This provision increases the income tax for statutory accounting purposes which reduces statutory net income and surplus and, accordingly, may decrease the amount of cash dividends that may be paid by our life subsidiaries.

Employees

        As of December 31, 2003, we had approximately 210 full-time employees, of which approximately 200 are located in West Des Moines, Iowa, and 10 are located in the Pell City, Alabama office. We have experienced no work stoppages or strikes and consider our relations with our employees to be excellent. None of our employees are represented by a union.

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

ITEM 3. LEGAL PROCEEDINGS

        We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulatory bodies, such as state insurance departments, the SEC, the National Association of Securities Dealers, Inc., the Department of Labor, and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974, as amended and laws governing the activities of broker-dealers.

        Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in two purported class action lawsuits filed in state courts alleging improper sales practices. In both lawsuits, the plaintiffs are seeking returns of premiums and other compensatory and punitive damages. In neither case has the class been certified at this time. Although we have denied all allegations in these lawsuits and intend to vigorously defend against them, the lawsuits are in the early stages of litigation and their outcomes cannot at this time be determined. However, we do not believe that these lawsuits will have a material adverse effect on our business, financial condition or results of operations.

        In addition, we are from time to time, subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows. There can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "AEL" following our initial public offering ("IPO"). The high and low closing prices for our common stock on the NYSE for the period from December 4, 2003 to December 31, 2003 were $9.97 and $9.01, respectively.

        The proceeds from our IPO (including proceeds from shares issued pursuant to the over-allotment option), net of the underwriting discount and expenses, were approximately $178.0 million, of which $125.0 million was contributed to American Equity Life to fund the future growth of our business.

        In 2003 and 2002, we paid a cash dividend of $0.01 per share on our common stock and $0.03 on our series preferred stock. We intend to continue to pay an annual cash dividend on such shares so long as we have sufficient capital and/or future earnings to do so. However, we anticipate retaining most of our future earnings, if any, for use in our operations and the expansion of our business. Any further determination as to dividend policy will be made by our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.

        Our credit agreement limits our ability to declare or pay dividends. In addition, since we are a holding company, our ability to pay cash dividends depends in large measure on our subsidiaries' ability to make distributions of cash or property to us. Iowa insurance laws restrict the amount of distributions American Equity Life can pay to us without the approval of the Iowa Insurance Division. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and notes 7 and 11 to our consolidated financial statements.

        On December 9, 2003, we completed an initial public offering of 18,700,000 shares of our common stock at a price of $9.00 per share. The managing underwriters for the offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Advest, Inc., Raymond James & Associates, Inc. and Sanders Morris Harris Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Registration No. 333-108794) that was declared effective by the Securities and Exchange Commission on December 3, 2003. Pursuant to the over-allotment option granted to the underwriters in the offering, the underwriters purchased an additional 2,000,000 shares on December 29, 2003 and an additional 805,000 shares on January 7, 2004, which fully exercised the over-allotment option. The offering did not terminate until after the sale of all of the securities registered on the Registration Statement. The aggregate gross proceeds to us from our initial public offering were approximately $186.3 million. The estimated aggregate net proceeds to us from the offering were approximately $171.3 million, after deducting an aggregate of approximately $13.0 million in underwriting discounts and commissions paid to the underwriters and an estimated $2.0 million in other expenses incurred in connection with the offering. We contributed $125.0 million of the net proceeds of the offering to American Equity Life to fund future growth of our business. In connection with the IPO, we did not make any payments, directly or indirectly, to any of our directors or officers, or, to our knowledge, any of their associates, or to any person owning ten percent or more of any class of our equity securities, or to any of our affiliates.

        There were no sales of unregistered equity securities during 2003.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

        The summary consolidated financial and other data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this report. The results for past periods are not necessarily indicative of results that may be expected for future periods.

	Year ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues
Traditional life and accident and health insurance premiums	$13,686	$13,664	$13,141	$11,034	$10,294
Annuity and single premium universal life product charges	20,452	15,376	12,520	8,338	3,452
Net investment income	358,529	308,548	209,086	100,060	66,679
Realized gains (losses) on investments	6,946	(122)	787	(1,411)	(87)
Change in fair value of derivatives(a)	52,525	(57,753)	(55,158)	(3,406)	(528)

Total revenues	452,138	279,713	180,376	114,615	79,810
Benefits and expenses
Insurance policy benefits and change in future policy benefits	11,824	9,317	9,762	8,728	7,232
Interest credited to account balances	242,543	177,633	97,923	56,529	41,727
Change in fair value of embedded derivatives(a)	66,801	(5,027)	12,921	—	—
Interest expense on General Agency Commission and Servicing Agreement	3,000	3,596	5,716	5,958	3,861
Interest expense on notes payable	1,486	1,901	2,881	2,339	896
Interest expense on subordinated debentures(b)	7,661	—	—	—	—
Interest expense on amounts due under repurchase agreements	1,140	734	1,123	3,267	3,491
Other interest expense	138	1,043	381	—	—
Amortization of deferred policy acquisition costs	52,982	39,930	23,040	8,574	7,063
Other operating costs and expenses	25,618	21,635	17,176	14,602	12,445

Total benefits and expenses	413,193	250,762	170,923	99,997	76,715

Income before income taxes, minority interests and cumulative effect of change in accounting principle	38,945	28,951	9,453	14,618	3,095
Income tax expense (benefit)	13,505	7,299	333	2,385	(1,370)

Income before minority interests and cumulative effect of change in accounting principle	25,440	21,652	9,120	12,233	4,465
Minority interests in subsidiaries:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts(b)	—	7,445	7,449	7,449	2,022

Income before cumulative effect of change in accounting Principle	25,440	14,207	1,671	4,784	2,443
Cumulative effect of change in accounting for derivatives(a)	—	—	(799)	—	—

Net income(c)	$25,440	$14,207	$872	$4,784	$2,443

Per Share Data:
Earnings per common share:
Income before cumulative effect of change in accounting principle	$1.45	$0.87	$0.10	$0.29	$0.15
Cumulative effect of change in accounting for derivatives(a)	—	—	(0.05)	—	—

Earnings per common share	$1.45	$0.87	$0.05	$0.29	$0.15

Earnings per common share—assuming dilution:
Income before cumulative effect of change in accounting principle	$1.21	$0.76	$0.09	$0.26	$0.14
Cumulative effect of change in accounting for derivatives(a)	—	—	(0.04)	—	—

Earnings per common share—assuming dilution	$1.21	$0.76	$0.05	$0.26	$0.14

Dividends declared per common share	$0.01	$0.01	$0.01	$0.01	$0.01
Consolidated Balance Sheet Data:
Total assets(g)	$8,989,177	$7,327,789	$4,819,220	$2,528,126	$1,717,619
Policy benefit reserves(g)	8,315,874	6,737,888	4,420,720	2,099,915	1,358,876
Amounts due to related party under General Agency Commission and Servicing Agreement	40,601	40,345	46,607	76,028	62,119
Notes Payable	31,833	43,333	46,667	44,000	20,600
Subordinated debentures(b)	116,425	—	—	—	—
Company-obligated mandatorily redeemable preferred securities issued by subsidiary trusts(b)	—	100,486	100,155	99,503	98,982
Total stockholders' equity	263,716	77,478	42,567	58,652	34,324
	Year ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Other Data:
Book value per share(d)	$7.19	$4.67	$2.24	$3.35	$1.72
Return on equity(e)	28.3%	23.7%	1.7%	10.3%	4.9%
Number of agents	42,239	41,396	33,894	21,908	17,855
Life subsidiaries' statutory capital and surplus	$374,587	$227,199	$177,868	$145,048	$139,855
Life subsidiaries' statutory net gain (loss) from operations before income taxes and realized capital gains (losses)	45,822	53,535	(5,675)	9,190	30,498
Life subsidiaries' statutory net income (loss)(c)(f)	25,404	26,010	(17,187)	10,420	17,837

(a)
The accounting change resulted from the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which became effective on January 1, 2001.

(b)
Effective December 31, 2003, we adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. See note 1 to our audited financial statements.

(c)
Our GAAP net income and statutory net loss in 2001, were affected by a decision to maintain a significant liquid investment position after the September 11, 2001 terrorist attacks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

(d)
Book value per share is calculated as total stockholders' equity less the liquidation preference of our series preferred stock dividend by the total number of shares of common stock outstanding.

(e)
We define return on equity as net income divided by average total stockholders' equity. Average total stockholders' equity is determined based upon the total stockholders' equity at the beginning and the end of the year. The computation of average stockholders' equity for 2003 has been modified to recognize the significant increase in stockholders' equity that resulted from the receipt of the net proceeds from our initial public offering in December 2003.

(f)
Our statutory net loss in 2001, was also affected by (i) an increase in reserves related to sales of certain multi-year rate guaranteed products, which have reserve requirements that are higher in earlier years and (ii) income tax expense of $6.0 million caused by a difference between statutory and tax basis reserves and other timing differences.

(g)
See note 1 to our audited financial statements for a discussion of a change in balance sheet presentation in 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis reviews our consolidated financial position at December 31, 2003 and 2002, and our consolidated results of operations for the three years in the period ended December 31, 2003, and where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with our consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this report.

Cautionary Statement Regarding Forward-Looking Information

        All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission, press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", and other similar expressions, constitute forward-looking statements. We caution that these statements may and often do vary from actual results and the differences between these statements and actual results can be material. Accordingly, we cannot assure you that actual results will not differ materially from those expressed or implied by the forward-looking statements. Factors that could contribute to these differences include, among other things:

  •
  general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated therewith, the market value of our investments and the lapse rate and profitability of our policies;

  •
  customer response to new products and marketing initiatives;

  •
  changes in the Federal income tax laws and regulations which may affect the relative income tax advantages of our products;

  •
  increasing competition in the sale of annuities;

  •
  regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products;

  •
  the risk factors or uncertainties listed from time to time in our private placement memorandums or filings with the Securities and Exchange Commission.

Overview

        We specialize in the sale of individual annuities (primarily deferred annuities) and, to a lesser extent, we also sell life insurance policies. Under accounting principles generally accepted in the United States, or GAAP, premium collections for deferred annuities are reported as deposit liabilities instead of as revenues. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender charges deducted from the account balances of policyholders in connection with withdrawals, realized gains and losses on investments and changes in fair value of derivatives. Components of expenses for products accounted for as deposit liabilities are interest credited to account balances, changes in fair value of embedded derivatives, amortization of deferred policy acquisition costs, other operating costs and expenses and income taxes.

        Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited to the policyholder, or the "investment spread". In the case of index annuities, the investment spread consists of net investment income in excess of the cost of the options purchased to fund the index-based component of the policyholder's return and amounts credited as a result of minimum guarantees.

        Our investment spread is summarized as follows:

	December 31,
	2003	2002	2001
Weighted average yield on invested assets	6.43%	6.91%	7.08%
Weighted average crediting rate for fixed rate annuities:
Annually adjustable	3.69%	4.69%	5.17%
Multi-year rate guaranteed	5.70%	5.82%	6.24%
Weighted average net index costs for index annuities	3.46%	4.19%	4.54%
Investment spread:
Index annuities	2.97%	2.72%	2.54%
Fixed rate annuities:
Annually adjustable	2.74%	2.22%	1.91%
Multi-year rate guaranteed	0.73%	1.09%	0.84%

        The weighted average crediting rate and investment spread are computed without the impact of first year bonuses paid to policyholders which are deferred as policy acquisition costs and amortized in future periods. See "Critical Accounting Policies—Deferred Policy Acquisition Costs". The weighted average crediting rate and investment spread for multi-year rate guaranteed fixed rate annuities reflect the higher crediting rates on these policies for which the targeted investment spread is lower than the targeted investment spread for annually adjustable fixed rate annuities. With respect to our index annuities, index costs represent the expenses we incur to fund the annual income credits through the purchase of options and minimum guaranteed interest credited on the index business. Gains realized on such options are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances.

        Our profitability depends in large part upon the amount of assets under our management, investment spreads we earn on our policyholders' account balances, our ability to manage our investment portfolio to maximize returns and minimize risks such as interest rate changes, defaults or impairment of assets, our ability to manage costs of the options purchased to fund the interest credits on our index annuities, our ability to manage the costs of acquiring new business (principally commissions to agents and first year bonuses credited to policyholders) and our ability to manage our operating expenses.

Critical Accounting Policies

        The increasing complexity of the business environment and applicable authoritative accounting guidance require us to closely monitor our accounting policies. We have identified four critical accounting policies that are complex and require significant judgment. The following summary of our critical accounting policies is intended to enhance your ability to assess our financial condition and results of operations and the potential volatility due to changes in estimates.

Valuation of Investments

        Our fixed maturity securities (bonds and redeemable preferred stocks maturing more than one year after issuance) and equity securities (common and non-redeemable preferred stocks) classified as available for sale are reported at estimated fair value. Unrealized gains and losses, if any, on these securities are included directly in a separate component of stockholders' equity, net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs. Fair values for securities that are actively traded are determined using quoted market prices. For fixed maturity securities that are not actively traded, fair values are estimated using price matrices developed using yield data and other factors relating to instruments or securities with similar characteristics. The carrying amounts of all our investments are reviewed on an ongoing basis for credit deterioration. If this review indicates a decline in market value that is other than temporary, our carrying amount in the investment is reduced to its fair value and a specific writedown is taken. Such reductions in carrying amount are recognized as realized losses and charged to income.

        Our periodic assessment of our ability to recover the amortized cost basis of investments that have materially lower quoted market prices requires a high degree of management judgment and involves uncertainty. Factors considered in evaluating whether a decline in value is other than temporary include:

  •
  the length of time and the extent to which the fair value has been less than cost;

  •
  the financial condition and near-term prospects of the issuer;

  •
  whether the investment is rated investment grade;

  •
  whether the issuer is current on all payments and all contractual payments have been made as agreed;

  •
  our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery;

  •
  consideration of rating agency actions;

  •
  changes in cash flows of asset-backed and mortgage-backed securities.

        In addition, for securities expected to be sold, an other than temporary impairment charge is recognized if we do not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, we then continue to review the other than temporarily impaired securities for appropriate valuation on an ongoing basis. Realized losses through a charge to earnings may be recognized in future periods should we later conclude that the decline in market value below amortized cost is other than temporary pursuant to our accounting policy described above.

        At December 31, 2003 and 2002, the amortized cost and estimated fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	December 31, 2003				December 31, 2002
	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)				(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government and agencies	42	$2,274,503	$(57,686)	$2,216,817	5	$179,828	$(1,907)	$177,921
Public utilities	4	27,057	(189)	26,868	3	10,008	(2,907)	7,101
Corporate securities	14	101,027	(10,753)	90,274	34	210,826	(19,408)	191,418
Redeemable preferred stocks	—	—	—	—	1	1,000	(240)	760
Mortgage and asset-backed securities:
United States Government and agencies	4	111,257	(1,258)	109,999	2	50,250	(3,752)	46,498
Non-government	22	421,583	(37,725)	383,858	14	153,616	(43,008)	110,608

	86	$2,935,427	$(107,611)	$2,827,816	59	$605,528	$(71,222)	$534,306

Held for investment:
United States Government and agencies	33	$1,751,532	$(110,065)	$1,641,467	2	$230,231	$(579)	$229,652

	33	$1,751,532	$(110,065)	$1,641,467	2	$230,231	$(579)	$229,652

Equity securities, available for sale:
Non-redeemable preferred stocks	2	$13,683	$(132)	$13,551	1	$2,650	$(110)	$2,540
Common stocks	2	1,995	(294)	1,701	6	5,874	(1,223)	4,651

	4	$15,678	$(426)	$15,252	7	$8,524	$(1,333)	$7,191

        The amortized cost and estimated fair value of fixed maturity securities at December 31, 2003 and 2002, by contractual maturity, that were in an unrealized loss position are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	December 31, 2003				December 31, 2002
	Available-for-sale		Held for investment		Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)				(Dollars in thousands)
Due after one year through five years	$5	$4	$—	$—	$5	$4	$—	$—
Due after five years through ten years	200,268	188,072	—	—	48,785	45,522	—	—
Due after ten years through twenty years	838,834	816,539	35,000	34,324	65,430	56,339	—	—
Due after twenty years	1,363,480	1,329,344	1,716,532	1,607,143	287,442	275,335	230,231	229,652

	2,402,587	2,333,959	1,751,532	1,641,467	401,662	377,200	230,231	229,652
Mortgage-backed and asset-backed securities	532,840	493,857	—	—	203,866	157,106	—	—

	$2,935,427	$2,827,816	$1,751,532	$1,641,467	$605,528	$534,306	$230,231	$229,652

        Approximately 69% and 79% of our total invested assets at December 31, 2003 and 2002, respectively, were in United States Government and agency fixed maturity securities. Mortgage and asset-backed securities including government and non-government issues represented approximately 11% and 4% of our total invested assets at December 31, 2003 and 2002, respectively. Corporate securities represented approximately 7% and 8% of our total invested assets at December 31, 2003 and 2002, respectively. Mortgage loans on real estate represented 10% and 6% of our total invested assets at December 31, 2003 and 2002, respectively. There are no other significant concentrations in the portfolio by type of security or by industry.

        At December 31, 2003 and 2002, the fair value of investments we owned that were non-investment grade or not rated was $91.5 million and $51.9 million, respectively. Non-investment grade or not rated securities represented 1.7% and 1.1% at December 31, 2003 and 2002, respectively, of the fair value of our fixed maturity securities. The unrealized losses on investments we owned that were non-investment grade or not rated at December 31, 2003 and 2002, were $10.8 million and $19.8 million, respectively. The unrealized losses on such securities at December 31, 2003 and 2002 represented 4.9% and 27.6%, respectively, of gross unrealized losses on fixed maturity securities

        At December 31, 2003 and 2002, we identified certain invested assets which have characteristics (i.e. significant unrealized losses compared to book value and industry trends) creating uncertainty as to our future assessment of other than temporary impairments which are listed below by length of time these invested assets have been in an unrealized loss position. This list is referred to as our watch list. We have excluded from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary.

	December 31, 2003			December 31, 2002
	Amortized Cost	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)			(Dollars in thousands)
3 months or less	$—	$—	$—	$39,853	$(14,815)	$25,038
Greater than 3 months to 6 months	—	—	—	15,628	(4,050)	11,578
Greater than 6 months to 9 months	—	—	—	—	—	—
Greater than 9 months to 12 months	—	—	—	6,185	(3,185)	3,000
Greater than 12 months	52,378	(20,406)	31,972	40,067	(13,956)	26,111

	$52,378	$(20,406)	$31,972	$101,733	$(36,006)	$65,727

        We have reviewed these investments and concluded that there were no other than temporary impairments on these investments at December 31, 2003 and 2002.

        At December 31, 2003, the amortized cost and estimated fair value of each fixed maturity security on the watch list are as follows:

Issuer	Amortized Cost	Unrealized Losses	Estimated Fair Value	Maturity Date	Months Below Amortized Cost
	(Dollars in thousands)
Continental Airlines Pass Thru Certificates 2001-001 Class B	$9,498	$(1,468)	$8,030	6/15/2017	16
Diversified Asset Securities II Class B-1	3,000	(1,204)	1,796	9/15/2005	14
Land O' Lakes Capital Securities	8,075	(3,435)	4,640	3/15/2028	36
Northwest Airlines Pass Thru Certificates 1999-1 Class C	8,867	(2,791)	6,076	8/1/2015	33
Oakwood Mortgage 2000-C M1	16,934	(8,604)	8,330	10/15/2030	14
Pegasus Aviation 1999-1A C1	6,004	(2,904)	3,100	3/25/2029	28

	$52,378	$(20,406)	$31,972

        Our analysis of these securities and their credit performance at December 31, 2003 is as follows:

  Continental Airlines Pass Thru Certificates 2001-001 Class B are backed by the general credit of Continental Airlines as well as the collateral from a pool of airplanes. We determined that an other than temporary impairment charge was not necessary for the following reasons: (i) we believed that Continental Airlines' improving liquidity reduced the likelihood of bankruptcy and (ii) even if Continental Airlines were to declare bankruptcy, the chance of full recovery on this security was high due to the excess collateral coverage supplied by the aircraft collateral.

  Diversified Asset Securities II Class B-1 is a pool of asset-backed securities that entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of financial assets. We determined that an other than temporary impairment charge was not necessary for the following reasons: (i) as of December 31, 2003 the securities still had an investment grade rating by Moody's (Baa3); (ii) the securities were current on all scheduled interest payments and (iii) the securities were also passing applicable asset coverage covenants, which we believed should allow Diversified Asset Securities to continue to make interest payments.

  Land O' Lakes is a national, farmer-owned food and agricultural cooperative. We determined that an other than temporary impairment charge was not necessary for the following reasons: (i) Land O' Lakes operates in a cyclical industry and had successfully managed through previous cyclical lows; (ii) we calculated that Land O' Lakes had an EBITDA to interest coverage of 4.49 times for bank debt and 4.42 times for bond debt and determined that Land O' Lakes had adequate liquidity; (iii) Land O' Lakes was in the process of improving its balance sheet and had decreased long-term debt to capital from 53.9% to 50.8% and (iv) further improvements were expected in the future.

  Northwest Airlines Pass Thru Certificates 1999-1 Class C are backed by the general credit of Northwest Airlines as well as the collateral from a pool of airplanes. We determined that an other than temporary impairment charge was not necessary for the following reasons: (i) we believed that a bankruptcy was unlikely since Northwest had begun to see benefits from its attempts to return to profitability; (ii) we believed Northwest had adequate liquidity; (iii) we calculated Northwest to have unrestricted cach at the end of the third quarter of 2003 of approximately $2.8 billion; (iv) even if Northwest declared bankruptcy, these bonds would have remained current for at least 18 months due to a liquidity coverage feature and the bonds could remain current after 18 months if Northwest affirmed the leases on the planes in the collateral pool in the unlikely event of a bankruptcy and (v) based upon the liquidity of Northwest ($2.8 billion at September 30, 2003) and the improving conditions in the airline industry we believe the event of a default is remote.

  Oakwood Mortgage 2000-C Class M1 is backed by installment sales contracts secured by manufactured homes and liens on real estate. We determined that an other than temporary impairment charge was not necessary for the following reasons: (i) the security still had investment grade ratings from both Moody's and S&P (A3/BBB+) and (ii) the security was current on all scheduled interest payments. We performed stress tests with above average default rates and above average loss severity per default and the M1 Tranche still received all of its scheduled principal and interest payments.

  Pegasus Aviation 1999-1A C1 is backed by leases on airplanes and is structured as a pass-through security. We took an impairment charge of $1.9 million on this security in the fourth quarter of 2001 because we did not expect to receive further principal payments. However, due to the continued problems in the leased airplane industry, the market value of this security had declined further. We determined that no additional other than temporary impairment change was necessary for the following reasons: (i) although we did not expect to receive principal payments on this security, we expected that interest payments would continue to be made until 2019 and (ii) the value of the expected future interest payments supported the current book value.

        Each of the six securities on the watch list is current in respect to payments of principal and interest. We have concluded for each of the six securities on the watch list that we have the intent and the ability to hold these securities for a period of time sufficient to allow for a recovery in fair value.

        We took writedowns on certain other investments that we concluded did have an other than temporary impairments during 2003, 2002 and 2001 of $9.8 million, $13.0 million and $7.8 million, respectively. Following is a discussion of each security for which we have taken write downs on during the years ended December 31, 2003, 2002 and 2001.

  AIG Global Investment is a trust that consists of the equity tranche of a collateralized bond obligation wrapped by a U.S. Treasury strip. The security is rated AAA due to the principal being backed by U.S. Treasury strip. We took an impairment charge of $2.8 million on this security in the fourth quarter of 2001. This adjustment reflected our belief that the only future cash flow likely to be received on this security was upon the maturity of the U.S. Treasury Strip.

  South Street is a trust that consists of the equity tranche of a collateralized bond obligation wrapped by a U.S. Treasury Strip. The security is rated AAA due to the principal being backed by U.S. Treasury Strip. We took an impairment charge of $1.4 million on this security in the fourth quarter of 2001. This adjustment reflected our belief that the only future cash likely to be received on this security was upon the maturity of the U.S. Treasury strip.

  Knight Funding is a trust that consists of the equity tranche of a collateralized bond obligation wrapped by a U.S. Treasury strip. The security is rated AAA due to the principal being backed by U.S. Treasury strip. We took an impairment charge of $1.7 million on this security in the fourth quarter of 2001. We determined that while payments on the equity tranche would continue to be paid, it was likely that these payments would be less than previously estimated.

  Pegasus Aviation 1999-1A Class C bonds are backed by leases on airplanes. We wrote down this security by $1.9 million to its fair value in the fourth quarter 2001. We determined that while a near term default was unlikely, it was probable that we would not receive a return of the entire principal on this security because of the downturn in the airline industry and significantly lower lease rates on renewing leases.

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

  Pegasus 2001-1A C2 is an asset-backed security backed by leases on 41 specific aircraft. We wrote down this security by $3.0 million in the third quarter of 2002. The downturn in the airline industry had caused lease rates on renewing leases to be significantly below expectations and this was exacerbated by the terrorist attacks on September 11, 2001. Due to the continuing problems in the airline industry and continued lower lease rates on renewing leases, we took an additional write down of $2.9 million on this security in the first quarter of 2003.

  Jet Equipment Trust is an asset-backed security backed by collateral from a pool of planes and the general credit of United Airlines. We wrote down this security by $6.4 million in the third quarter of 2002. The downturn in the airline industry and the possibility of United Airlines declaring bankruptcy had caused this security to trade significantly below cost at the time of the original write down. United Airlines declared bankruptcy in the fourth quarter of 2002 and discontinued making lease payments on the planes that support this trust. Due to the fact that any further payments on this security were unlikely, we took an additional write down of $1.6 million in the fourth quarter of 2002 to reduce the book value to zero.

  Oakwood Mortgage 1999-E Class M2 is an asset-backed security backed by installment sales contracts secured by manufactured homes and liens on real estate. We wrote down this security by $4.2 million in the third quarter of 2003 due to continuing high default rates for the manufactured housing industry causing doubt about the return of the entire principal balance. We wrote this security down by an additional $2.7 million during the fourth quarter of 2003 due to further deterioration in default rates.

        In making the decisions to write down the securities described above, we considered whether the factors leading to those write downs impacted any other securities held in our portfolio. In cases where we determined that a decline in value was related to an industry-wide concern, we considered the impact of such concern on all securities we held within that industry classification.

        Following is a list of securities which we have sold at a loss excluding losses arising from interest rate changes and losses deemed immaterial:

Issuer	Amortized Cost	Fair Value	Realized Losses	Months Below Amortized Cost
	(Dollars in thousands)
Year Ended December 31, 2003
Transamerica Capital	$6,765	$6,437	$328	9
Calpine Canada	5,023	3,613	1,410	20
American Airlines	1,750	902	848	10
Ford Motor Co.	5,003	4,567	436	24
Juniper	2,594	2,075	519	12

	$21,135	$17,594	$3,541

Year Ended December 31, 2002
Qwest	$9,851	$6,113	$3,738	5

	$9,851	$6,113	$3,738

Year Ended December 31, 2001
Florida Gas Transmission	$5,122	$4,779	$343	1
Enron	4,893	1,206	3,687	1

	$10,015	$5,985	$4,030

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

  Florida Gas Transmission (indirectly related to Enron) had a small unrealized gain at September 30, 2001. It was sold within a month after the security began trading below cost.

  Enron was sold within two months after the security was acquired and within one month after the security began trading significantly below cost as a result of publicity regarding accounting abnormalities.

Derivative Instruments—Index Products

        We offer a variety of index annuities with crediting strategies linked to several equity market indices, including the S&P 500, the Dow Jones Industrial Average and the NASDAQ 100. Several of these products also offer a bond strategy linked to the Lehman Aggregate Bond Index or the Lehman U.S. Treasury Bond Index. These products allow policyholders to earn returns linked to equity or bond index appreciation without the risk of loss of their principal. Most of these products allow policyholders to transfer funds once a year among several different crediting strategies, including one or more of the index based strategies and a traditional fixed rate strategy. Substantially all of our index products require annual crediting of interest and an annual reset of the applicable index on the contract anniversary date. The computation of the annual index credit is based upon either a one year point-to-point calculation (i.e., the gain in the applicable index from one anniversary date to the next anniversary date) or a monthly averaging of the index during the contract year.

        The annuity contract value is equal to the premiums paid plus annual index credits based upon a percentage, known as the "participation rate", of the annual appreciation (based in some instances on monthly averages) in a recognized index or benchmark. The participation rate, which we may reset annually, generally varies among the index products from 50% to 100%. Some of the products have an "asset fee" ranging from 1% to 4%, which is deducted from the interest to be credited. The asset fees may be adjusted annually by us, subject to stated limits. In addition, some products apply an overall limit, or "cap", ranging from 7% to 13%, on the amount of annual interest the policyholder may earn in any one contract year, and the applicable cap also may be adjusted annually subject to stated minimums. The minimum guaranteed contract values range from 80% to 100% of the premium collected plus interest credited on the minimum guaranteed contract value at an annual rate of 3%.

        We purchase one-year call options on the applicable indices as an investment to provide the income needed to fund the amount of the annual index credits on the index products. New one-year options are purchased at the outset of each contract year. We budget a specific amount to the purchase price of the specific options needed to fund the annual credits, and the cost of the options represents our cost of providing the credits. The amount we budget to the purchase of index call options is based on our interest spread targets and is comparable to the credited rates of interest we offer on fixed rate annuities. For example, if the yield on our invested assets is 6.50% and our targeted spread is 2.50%, we allocate up to 4.00% of the premium in the first year or account balance after the first year to the purchase of one-year call options on the index products. Participation rates, which define the policyholder's level of participation in index gains each year, are determined by option costs. For example, if, based on current market conditions, the amount allocated to the purchase of options is sufficient to purchase an option that will provide a return equal to 70% of the annual gain in the applicable index, we will set the policyholder's participation rate at 70%. We have the ability to modify participation rates each year when a new option is purchased. In general, if option costs increase, participation rates may be decreased, and if option costs decrease, participation rates may be increased. We purchase call options weekly based upon new and renewing index account values during the applicable week, and the purchases are made by category according to the particular products and indices applicable to the new or renewing account values. Any gains on the options at the expiration of the one-year term fund the related index credits to the policyholders. If there is no gain in an index, the policyholder receives a zero index credit on the policy, and we incur no costs beyond the option cost, except in cases where the minimum guaranteed value of a contract exceeds its index value.

        Market value changes associated with those investments are reported as an increase or decrease in revenues in our consolidated statements of income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The risk associated with prospective purchases of future one-year options is the uncertainty of the cost, which will determine whether we are able to earn our spread on our index business. All our index products permit us to modify participation rates, asset fees or annual income caps at least once a year. This feature is comparable to our fixed rate annuities, which allow us to adjust crediting rates annually. By modifying our participation rates or other features, we can limit our costs of purchasing the related one-year call options, except in cases where contractual features would prevent further modifications. Based upon actuarial testing which we conduct as a part of the design of our index products and on an ongoing basis, we believe the risk that contractual features would prevent us from controlling option costs is not material.

        After the purchase of the one-year call options and payment of acquisition costs, we invest the balance of index premiums as a part of our general account invested assets. With respect to the index products, our investment spread is measured as the difference between the aggregate yield on the relevant portion of our invested assets, less the aggregate option costs and the costs associated with minimum guarantees. If the minimum guaranteed value of an index product exceeds the index value (computed on a cumulative basis over the life of the contract) then the general account earnings are available to satisfy the minimum guarantees. If there were little or no gains in the entire series of one-year options purchased over the expected life of an index annuity (typically 10 to 15 years), then we would incur expenses for credited interest over and above our option costs, causing our spread to tighten and reducing our profits or potentially resulting in losses on these products.

        Under SFAS No. 133, which became effective for us on January 1, 2001, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings. This impacts the items of revenue and expense we report on our index business in three ways.

  •
  We must mark to market the purchased call options we use to fund the annual index credits on our index annuities based upon quoted market prices from related counterparties. We record the change in fair value of these options as a component of our revenues. Included within the change in fair value of the options is an element reflecting the time value of the options, which initially is their purchase cost declining to zero at the end of their one-year lives. In addition, change in fair value of derivatives also includes gains received at the expiration of the one year option terms and gains or losses upon early termination.

  •
  Under SFAS No. 133, the future annual index credits on our index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contracts. We are required to estimate the fair value of these embedded derivatives. Our estimates of the fair value of these embedded derivatives are based on assumptions related to underlying policy terms (including annual participation rates, asset fees, cap rates and minimum guarantees), index values, notional amounts, strike prices and expected lives of the policies. The change in fair value of embedded derivatives increases with increases in volatility in the indices and interest rates. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the purchased options because the purchased options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contract which typically exceeds 10 years.

  •
  We adjust the amortization of deferred policy acquisition costs to reflect the impact of the items discussed above.

        The amounts reported with respect to our index business for SFAS No. 133 are summarized as follows:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Change in fair value of derivatives:
Gains received at expiration or recognized upon early termination	$45,827	$9,735	$3,085
Cost of money for index annuities	(55,889)	(68,861)	(71,797)
Change in difference between fair value and remaining option cost at beginning and end of period	62,587	1,373	13,554

	$52,525	$(57,753)	$(55,158)

Change in fair value of embedded derivatives	$66,801	$(5,027)	$12,921
Related increase (decrease) in amortization of deferred policy acquisition costs	$(1,692)	$1,447	$846

Deferred Policy Acquisition Costs

        Commissions and certain other costs relating to the production of new business are not expensed when incurred but instead are capitalized as deferred policy acquisition costs. These costs for annuities are amortized into expense with the emergence of gross profits. Only costs which are expected to be recovered from future policy revenues and gross profits may be deferred. These costs consist principally of commissions, first-year premium and interest bonuses and certain costs of policy issuance. Deferred policy acquisition costs totaled $703.7 million and $595.5 million at December 31, 2003 and 2002, respectively. For annuity and single premium universal life products, these costs are being amortized generally in proportion to expected gross profits from investments and, to a lesser extent, from surrender charges and mortality and expense margins. Current period amortization must be adjusted retrospectively if changes occur in estimates of future gross profits/margins (including the impact of realized investment gains and losses). Our estimates of future gross profits/margins are based on actuarial assumptions related to the underlying policies terms, lives of the policies, yield on investments supporting the liabilities and level of expenses necessary to maintain the polices over their entire lives.

Deferred Income Tax Assets

        As of December 31, 2003 and 2002, we had $58.8 million and $50.7 million, respectively, of net deferred income tax assets related principally to book-to-tax temporary differences in the recording of policy benefit reserves and deferred policy acquisition costs. The realization of these assets is based upon estimates of future taxable income, which requires management judgement. Based upon future projections of sufficient taxable income of our life subsidiaries, and the adoption of plans and policies related to our net (non-life) operating loss carryforwards, we have not recorded a valuation allowance against these assets.

Results of Operations for the Three Years Ended December 31, 2003

        Annuity deposits by product type collected in 2003, 2002 and 2001, were as follows:

	Before coinsurance			Net of coinsurance
Product Type
	2003	2002	2001	2003	2002	2001
	(Dollars in thousands)			(Dollars in thousands)
Index Annuities:
Index Strategies	$768,105	$867,880	$656,731	$468,716	$523,224	$431,571
Fixed Strategy	330,539	614,549	237,824	201,702	370,496	156,553

	1,098,644	1,482,429	894,555	670,418	893,720	588,124
Fixed Rate Annuities:
Single-Year Rate Guaranteed	564,256	629,945	391,470	343,048	380,772	279,598
Multi-Year Rate Guaranteed	64,108	322,856	1,139,160	64,108	322,856	1,139,160

	628,364	952,801	1,530,630	407,156	703,628	1,418,758

	$1,727,008	$2,435,230	$2,425,185	$1,077,574	$1,597,348	$2,006,882

        For information related to our coinsurance agreement, see note 5 to our audited consolidated financial statements.

        The reduction in annuity deposits during the year ended December 31, 2003 resulted from actions taken by us during 2003 and the fourth quarter of 2002 to manage our capital position, including reductions in our interest crediting rates on both new and existing annuities, reductions in sales commissions and suspension of sales of one of our higher commission annuity products and our most popular multi-year rate guaranteed annuity product.

        Net income was $25.4 million in 2003, $14.2 million in 2002 and $0.9 million in 2001. The growth in net income was directly tied to: (i) an increase in our invested assets (on an amortized cost basis) of 18% from December 31, 2002 to December 31, 2003 and 42% from December 31, 2001 to December 31, 2002; (ii) decreases in weighted average interest crediting rates of 67 basis points and 28 basis points during 2003 and during 2002, respectively; and (iii) realized gains on sales of investments of $6.9 million for the year ended December 31, 2003. In addition, net income in 2001 was lower than expected due to our decision after September 11th to maintain approximately 25% of our assets in cash equivalents. We estimate that the decline in net income for 2001 attributable to our high level of liquidity was approximately $5.7 million, net of income taxes.

        Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) increased 33% to $20.5 million in 2003, and 23% to $15.4 million in 2002, from $12.5 million in 2001. These increases are principally attributable to the growth and aging of our annuity business and correspondingly, increases in annuity policy withdrawals subject to surrender charges. Withdrawals from annuity and single premium universal life policies were $472.2 million, $332.0 million and $223.2 million for 2003, 2002 and 2001, respectively.

        Net investment income increased 16% to $358.5 million in 2003 and 48% to $308.5 million in 2002 from $209.1 million in 2001. These increases are principally attributable to the growth in our annuity business and corresponding increases in our invested assets. Invested assets (on an amortized cost basis) increased 18% to $6,161.5 million at December 31, 2003 and 42% to $5,229.1 million at

December 31, 2002 compared to $3,682.7 million at December 31, 2001, while the weighted average yield earned on average invested assets was 6.43%, 6.91% and 7.08% for 2003, 2002 and 2001, respectively.

        Realized gains on investments were $6.9 million in 2003 compared to realized losses of $0.1 million in 2002 and realized gains of $0.8 million in 2001. Realized gains and losses on investments fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investments. Realized gains and losses on investments include gains and losses on the sale of securities as well as losses recognized when the fair value of a security is written down in recognition of an "other than temporary" impairment. The components of realized gains and losses on investments are set forth in note 3 to our audited consolidated financial statements. See "Critical Accounting Policies—Valuation of Investments" for additional discussion of losses recognized on the sale of securities and write downs of the fair value of securities for "other than temporary" impairments.

        Change in fair value of derivatives was an increase of $52.5 million in 2003, a decrease of $57.8 million in 2002 and a decrease of $55.2 million in 2001. These fluctuations were primarily related to the performance of the underlying market indices on which our options are based. A substantial portion of our options are based upon equity market indices which had significant appreciation in 2003 and significant depreciation in 2002 and 2001. Accordingly, our options had much higher gains at expiration in 2003 compared to 2002 and 2001 and the unrealized gains in these options at December 31, 2003 were significantly greater than at December 31, 2002 and 2001. See "Critical Accounting Policies—Derivative Instruments—Index Products" for the components of the change in fair value of derivatives.

        Insurance policy benefits and change in future policy benefits increased 27% to $11.8 million in 2003 compared to $9.3 million in 2002 and $9.8 million in 2001. The increase during 2003 was primarily due to an increase in interest credited and payments on supplemental contracts involving life contingencies of $1.5 million compared to 2002.

        Interest credited to account balances increased 37% to $242.5 million in 2003 and 81% to $177.6 million in 2002 from $97.9 million in 2001. These increases were principally attributable to an increase in the average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) during 2003 of 25% to $5,882.0 million from $4,693.9 million during 2002 and an increase of 55% from $3,024.0 million during 2001. In addition credits to index policies increased as a result of increases in underlying indices. For the year ended December 31, 2003, the S&P 500 Index (upon which the majority of our options are based) increased by 26.4% compared to a decrease of 23.4% during 2002 and a decrease of 13.0% during 2001. These increases were offset in part by the decrease in weighted average crediting rates, which we implemented in connection with our spread management process, of 67 basis points from December 31, 2002 to December 31, 2003, and 28 basis points from December 31, 2001 to December 31, 2002.

        Change in fair value of embedded derivatives was an increase of $66.8 million during the year ended December 31, 2003 compared to a decrease of $5.0 million in 2002 and an increase of $12.9 million in 2001. Under SFAS No. 133, the liabilities on our index annuities are treated as a "series of embedded derivatives" over the life of the applicable contracts. We are required to estimate the fair value of the future index reserve liabilities by valuing the "host" (or guaranteed) component of the liabilities and projecting (i) the expected index credits on the next policy anniversary dates and (ii) the net cost of annual options we will purchase in the future to fund index credits. The change in the amount of expense recognized during 2003, 2002 and 2001 primarily resulted from the increase or decrease in expected index credits on the next policy anniversary dates, which are related to the change in the fair value of the options acquired to fund these index credits discussed above in the "Change in fair value of derivatives". In addition, the host value of the index reserve liabilities increased primarily as a result of increases in index annuity premium deposits. See "Critical Accounting Policies—Derivative Instruments—Index Products" and note 1 to our audited consolidated financial statements.

        Interest expense on subordinated debentures    for 2003 was $7.7 million. The comparable amounts for 2002 and 2001 were $7.4 million and are reported as minority interests in subsidiaries.

        Amortization of deferred policy acquisition costs    increased 33% to $53.0 million in 2003 and 73% to $39.9 million in 2002 from $23.0 million in 2001. These increases are primarily due to: (i) additional annuity deposits as discussed above; and (ii) the introduction of multi-year rate guaranteed products with shorter expected lives. Additional amortization associated with net realized gains on investments for the year ended December 31, 2003 was $3.1 million. The application of SFAS No. 133 resulted in a $1.7 million reduction in amortization in 2003 and increased amortization by $1.4 million and $0.8 million in 2002 and 2001, respectively. See notes 1 and 4 to our audited consolidated financial statements.

        Other operating costs and expenses increased 18% to $25.6 million in 2003 and 26% to $21.6 million in 2002 from $17.2 million in 2001. The increase during 2003 compared to 2002 was principally attributable to an increase of $0.8 million in professional fees related to litigation, $1.5 million in salaries and related costs of employment due to growth in our annuity business and $1.7 million in risk charges related to the reinsurance agreement entered into with Hannover Life Reassurance Company of America on November 1, 2002. This agreement is more fully described in note 5 to our audited consolidated financial statements. The increase during 2002 compared to 2001 was principally attributable to an increase of $1.0 million in professional fees, $1.6 million in marketing expenses and $0.8 million in salaries and related cost of employment due to growth in our annuity business.

        Income tax expense increased 85% to $13.5 million in 2003 from $7.3 million in 2002. Income tax expense increased $7.0 million in 2002 from $0.3 million in 2001. These increases were principally due to an increase in pre-tax income. Our effective tax rates for 2003, 2002 and 2001 were 35%, 34% and 17%, respectively, after taking into consideration the impact of earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts. The effective income tax rates for 2002 and 2001 varied from the applicable statutory federal income tax rates of 35% principally due to (i) the impact of state taxes on the federal income tax expense and (ii) the dividends received deduction. See note 6 to our audited consolidated financial statements.

Financial Condition

Investments

        Our investment strategy is to maintain a predominantly investment grade fixed income portfolio, provide adequate liquidity to meet our cash obligations to policyholders and others and maximize current income and total investment return through active investment management. Consistent with this strategy, our investments principally consist of fixed maturity securities and short-term investments. We also had approximately 1.9% and 0.9% of our invested assets at December 31, 2003 and 2002 in derivative instruments (primarily equity market index call options) purchased in connection with the issuance of index annuities.

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

        We have classified a substantial portion of our fixed maturity investments as available for sale. Available for sale securities are reported at market value and unrealized gains and losses, if any, on these securities (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs) are included directly in a separate component of stockholders' equity, thereby exposing stockholders' equity to volatility due to changes in market interest rates and the accompanying changes in the reported value of securities classified as available-for-sale, with stockholders' equity increasing as interest rates decline and, conversely, decreasing as interest rates rise.

        Cash and investments increased to $6.23 billion at December 31, 2003 compared to $5.33 billion at December 31, 2002 as a result of the growth in our annuity business discussed above. At December 31, 2003, the fair value of our available for sale fixed maturity and equity securities was $86.1 million less than the amortized cost of those investments, compared to $44.8 million at December 31, 2002. At December 31, 2003, the amortized cost of our fixed maturity securities held for investment exceeded the market value by $110.1 million, compared to $1.8 million at December 31, 2002. The increase in net unrealized investment losses at December 31, 2003 compared to December 31, 2002 was related to an increase in market interest rates.

        The composition of our investment portfolio is summarized in the table below:

	December 31,
	2003		2002
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government and agencies	$4,289,857	68.9%	$4,207,840	79.0%
State, municipal, and other governments	—	—	5,631	0.1%
Public utilities	51,835	0.8%	51,023	1.0%
Corporate securities	409,482	6.6%	413,743	7.8%
Redeemable preferred stocks	10,079	0.2%	12,822	0.2%
Mortgage and asset-backed securities:
Government	264,102	4.2%	70,047	1.3%
Non-Government	419,959	6.7%	141,548	2.7%

Total fixed maturity securities	5,445,314	87.4%	4,902,654	92.1%
Equity securities	21,409	0.4%	17,006	0.3%
Mortgage loans on real estate	608,715	9.8%	334,339	6.3%
Derivative instruments	119,833	1.9%	52,313	1.0%
Policy loans	324	0.0%	295	0.0%
Cash and cash equivalents	32,598	0.5%	21,163	0.3%

Total cash and investments	$6,228,193	100.0%	$5,327,770	100.0%

        The table below presents our total fixed maturity securities by NAIC designation and the equivalent ratings of a nationally recognized securities rating organization.

		December 31,
		2003		2002
NAIC Designation	Rating Agency Equivalent	Carrying Amount	Percent	Carrying Amount	Percent
		(Dollars in thousands)
1	Aaa/Aa/A	$5,191,006	95.3%	$4,624,824	94.3%
2	Baa	174,519	3.2%	230,847	4.7%
3	Ba	47,904	0.9%	37,478	0.8%
4	B	21,109	0.4%	7,505	0.2%
5	Caa and lower	10,773	0.2%	2,000	—
6	In or near default	3	—	—	—

	Total fixed maturity securities	$5,445,314	100.0%	$4,902,654	100.0%

        During 2001, we began a commercial mortgage loan program. At December 31, 2003 and 2002, we held $608.7 million and $334.3 million, respectively, of mortgage loans with commitments outstanding of $48.3 million at December 31, 2003. These mortgage loans are diversified as to property type, location, and loan size, and are collateralized by the related properties. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. As of December 31, 2003, there were no delinquencies in our mortgage portfolio. The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31,
	2003		2002
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$115,817	19.0%	$51,785	15.5%
Middle Atlantic	56,563	9.3%	40,879	12.2%
Mountain	79,777	13.1%	26,478	7.9%
New England	38,539	6.3%	13,242	4.0%
Pacific	42,327	7.0%	20,499	6.1%
South Atlantic	105,635	17.4%	96,401	28.8%
West North Central	125,163	20.5%	65,178	19.5%
West South Central	44,894	7.4%	19,877	6.0%

Total mortgage loans	$608,715	100.0%	$334,339	100.0%

Property type distribution
Office	$145,490	23.9%	$81,133	24.3%
Medical Office	55,314	9.1%	17,138	5.1%
Retail	163,434	26.8%	102,362	30.6%
Industrial/Warehouse	162,943	26.8%	97,811	29.3%
Hotel	20,819	3.4%	21,218	6.3%
Apartments	29,565	4.9%	4,176	1.3%
Mixed use/other	31,150	5.1%	10,501	3.1%

Total mortgage loans	$608,715	100.0%	$334,339	100.0%

Liabilities

        Our liability for policy benefit reserves increased to $8.32 billion at December 31, 2003 compared to $6.74 billion at December 31, 2002, primarily due to additional annuity sales as discussed above. Substantially all of our annuity products have a surrender charge feature designed to reduce the risk of early withdrawal or surrender of the policies and to compensate us for our costs if policies are withdrawn early. Notwithstanding these policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates and other factors.

        We have a credit agreement with Fleet National Bank, U.S. Bank National Association and West Des Moines State Bank. The amount outstanding under this agreement was $31.8 million at December 31, 2003 and $43.3 million at December 31, 2002. Principal and interest under this agreement are paid quarterly. The notes bear interest (3.57% at December 31, 2003) at prime or LIBOR plus a specified margin of up to 2.25%. Under this agreement, we are required to maintain minimum capital and surplus levels at American Equity Life and meet certain other financial and operating ratio requirements. We are also prohibited from incurring other indebtedness for borrowed money without obtaining a waiver from the lenders and from paying dividends on our capital stock in excess of 25% of our consolidated net income for the prior fiscal year. On August 14, 2003, we amended our credit agreement to provide that the financial strength ratings for American Equity Life issued by A.M. Best and Standard & Poor's may not be less than the current financial strength ratings of B++ and BBB+, respectively. On October 24, 2003, we amended our credit agreement to provide that we (and not our subsidiaries) must own cash equivalents (as defined in the credit agreement) having a market value of at least $30 million from the time of the consummation of our initial public offering (IPO) through and including the time of payment in full of the installments of the loans under the credit agreement due on June 30, 2004. The amendment also provides that subsequent to the IPO, quarterly principal payments for the quarters ending December 31, 2003 and March 31, 2004 will be deferred until June 30, 2004. On December 31, 2003, we amended our credit agreement to eliminate the requirement to hold cash equivalents of at least $30 million after the consumation of our IPO. See note 7 to our audited consolidated financial statements.

Stockholders' Equity

        We were initially capitalized in December, 1995 and January, 1996 through the issuance of shares of common stock for cash. Subsequent to our initial capitalization, we issued additional shares of common stock, warrants to purchase shares of common stock and shares of preferred stock convertible into shares of common stock in several private placement offerings.

        In 1997, in connection with a rights offering of shares of our common stock, we issued subscription rights to purchase an aggregate of 2,157,375 shares of our common stock to certain officers and directors. The subscription rights have an exercise price of $5.33 per share. During 2002, the board of directors extended the expiration date of the subscription rights from December 1, 2002 to December 1, 2005 and in conjunction therewith, we recognized compensation expense of $0.3 million.

        During 1998, we issued 625,000 shares of 1998 Series A Participating Preferred Stock. These shares have participating dividend rights with the shares of common stock, when and as such dividends are declared, are convertible into 1,875,000 shares of common stock, are non-voting and have an aggregate liquidation preference of $10.0 million.

        During 1999, two subsidiary trusts issued preferred securities in private placement offerings. The trusts used the proceeds from these offerings to purchase subordinated debentures from us. We also issued subordinated debentures to the trusts in exchange for all of the common securities of each trust. The sole assets of the trusts are the subordinated debentures and any interest accrued thereon. The net proceeds to the parent company from the issuance of its subordinated debentures to the subsidiary trusts were used to fund capital contributions to American Equity Life.

        American Equity Capital Trust I ("Trust I") issued $26.0 million of 8% trust preferred securities and we issued $26.8 million principal amount of our 8% subordinated debentures due September 30, 2029 to Trust I. The preferred securities issued by Trust I are convertible into 3,198,717 shares of common stock. There are 865,671 shares of the 8% trust preferred securities issued, of which 2,000 shares are held by one of our subsidiaries.

        American Equity Capital Trust II ("Trust II") issued $97.0 million (97,000 shares) of 5% trust preferred securities and we issued $100.0 million principal amount of our 5% subordinated debentures due June 1, 2047 to Trust II. The consideration received by Trust II in connection with the issuance of its preferred securities consisted of fixed income trust preferred securities of equal value issued by the parent company of Farm Bureau.

        During December 2003, American Equity Capital Trust IV ("Trust IV"), a subsidiary trust, issued $12.0 million of floating rate trust preferred securities and we issued $12.4 million principal amount of floating rate subordinated debentures due January 8, 2034 to Trust IV. The floating rate for the trust preferred securities and the subordinated debentures is based on the three month London Interbank Offered Rate plus 4.00%.

        The terms of the preferred securities issued by Trust I, Trust II and Trust IV parallel the terms of the subordinated debentures. Our obligations under the subordinated debentures and related agreements provide a full and unconditional guarantee of payments due under the trust preferred securities. See note 9 to our audited consolidated financial statements for additional information concerning our subordinated debentures payable to and the preferred securities issued by the subsidiary trusts.

        Prior to the adoption of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" in December 2003, the subsidiary trusts were included in our consolidated financial statements. The subsidiary trusts are no longer consolidated upon adoption of the Interpretation and the effect of such deconsolidation is that the obligations of the trusts to the preferred security holders have been replaced with our subordinated debt obligations to the trusts and our equity investments in the trusts. See notes 1 and 9 to our audited consolidated financial statements.

        During 2003, we purchased 1,435,500 shares of our common stock at a total cost of $9.3 million ($6.49 per share). We issued these shares and 155,583 shares held as treasury stock to a rabbi trust established for the benefit of agents who have earned shares of our common stock under the American Equity Investment NMO Deferred Compensation Plan. See note 10 to our audited consolidated financial statements.

        On December 9, 2003, we completed an initial public offering of 18,700,000 shares of our common stock at a price of $9.00 per share. Pursuant to the over-allotment option granted to the underwriters in this offering, the underwriters purchased an additional 2,000,000 shares on December 29, 2003 and an additional 805,000 shares on January 7, 2004, which fully exercised the over-allotment option. The proceeds from our initial public offering (including proceeds from shares issued pursuant to the over-allotment option), net of the underwriting discount and expenses, were approximately $178.0 million, of which $125.0 million was contributed to American Equity Life to fund the future growth of our business.

Liquidity for Insurance Operations

        Our life subsidiaries generally receive adequate cash flow from premium collections and investment income to meet their obligations. Annuity and life insurance liabilities are generally long-term in nature. Policyholders may, however, withdraw funds or surrender their policies, subject to surrender and withdrawal penalty provisions. At December 31, 2003 and 2002, approximately 99% of our annuity liabilities were subject to penalty upon surrender, with a weighted average remaining surrender charge period of 8.4 years and 8.7 years, respectively, and a weighted average surrender charge rate of 12%.

        We believe that the diversity of our investment portfolio and the concentration of investments in high-quality securities provides sufficient liquidity to meet foreseeable cash requirements. The investment portfolio at December 31, 2003 and 2002 included $3,401.1 million and $3,503.7 million (amortized cost basis), respectively, of publicly traded available for sale investment grade bonds. Although there is no present need or intent to dispose of such investments, our life subsidiaries could readily liquidate portions of their investments, if such a need arose. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk" for further discussion of the related interest rate risk exposure. In addition, investments could be used to facilitate borrowings under reverse-repurchase agreements or dollar-roll transactions. Such borrowings have been used by American Equity Life from time to time to increase our return on investments.

Liquidity of Parent Company

        We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt, including the subordinated debentures issued to subsidiary trusts, pay operating expenses and pay dividends to stockholders. The primary sources of funds for these payments are: (i) principal and interest payments received on our note receivable from American Equity Investment Service Company (see discussion that follows); (ii) dividends on capital stock and surplus note interest payments from American Equity Life; and (iii) investment advisory fees from our life subsidiaries. These sources provide adequate cash flow to us to meet our current and reasonably foreseeable future obligations. We may also obtain cash by issuing debt or equity securities.

        The payment of dividends or the distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary's state of domicile's insurance department. Currently, American Equity Life may pay dividends or make other distributions without the prior approval of its state of domicile's insurance department, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1)American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory surplus at the preceding December 31. For 2004, up to approximately $37.5 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Division. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had approximately $69.8 million of earned surplus at December 31, 2003.

        The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs.

        The transfer of funds by American Equity Life is also restricted by certain covenants in our loan agreement which, among other things, requires American Equity Life to maintain statutory capital and surplus (including the asset valuation and interest maintenance reserves) of $140 million plus 25% of statutory net income and 75% of the capital contributions to American Equity Life for periods subsequent to December 31,1999. Under the most restrictive of these limitations, $37.5 million of our earned surplus at December 31, 2003 would be available for distribution by American Equity Life to the parent company in the form of dividends or other distributions. As disclosed in our audited consolidated financial statements, our loan agreement has been amended from time to time to maintain our continuing compliance with these and other restrictive covenants.

        Statutory accounting practices prescribed or permitted for our life subsidiaries differ in many respects from those governing the preparation of financial statements under GAAP. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. Information as to statutory capital and surplus and statutory net income for our life subsidiaries as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 is included in note 11 to our audited consolidated financial statements.

        American Equity Life has entered into a general agency commission and servicing agreement with American Equity Investment Service Company, or the Service Company, an affiliated company wholly-owned by our chairman, chief executive officer, president and treasurer, whereby the affiliate acts as a national supervisory agent with responsibility for paying commissions to our agents. This agreement initially benefits American Equity Life's statutory surplus by extending the payment of a portion of the first year commissions on new annuity business written by American Equity Life over a longer period of time, and thereby enabling American Equity Life to conduct a comparatively greater volume of business. In subsequent periods, American Equity Life's statutory surplus is reduced through the payment of renewal commissions to the affiliate on this business based upon the account balances of the annuities remaining in force for a period of five years (see note 8 to our audited consolidated financial statements). During the years ended December 31, 2003 and 2002, the Service Company paid $14.4 million and $11.8 million, respectively, to agents of American Equity Life. The Service Company made no payments to the agents of American Equity Life during the year ended December 31, 2001. American Equity Life paid renewal commissions to the Service Company of $22.1 million, $21.7 million and $23.2 million, respectively, during the years ended December 31, 2003, 2002 and 2001.

        From time to time the Service Company has borrowed money from us as a source of funds for the commissions it paid to American Equity Life's agents. During 2003, the Service Company borrowed $14.5 million from us. At December 31, 2003 and 2002, the amount receivable from the Service Company was $27.9 million and $20.5 million, respectively. Principal and interest are payable quarterly over five years from the date of the advance.

        Future payments by American Equity Life on business in force at December 31, 2003 are dependent upon the account balances of the annuities remaining in force on each remaining quarterly renewal commission payment date.

        In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2003.

	Payments Due by Period
	Total	Less Than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years
	(Dollars in thousands)
Amounts due to related party under General Agency Commission and Servicing Agreement	$40,601	$26,925	$12,398	$1,278	$—
Notes payable	31,833	19,165	10,668	2,000	—
Subordinated debentures	116,425	—	—	—	116,425
Operating leases	2,684	1,050	1,494	140	—
Mortgage loan funding	48,290	48,290	—	—	—

Total	$239,833	$95,430	$24,560	$3,418	$116,425

Pending Accounting Change

        In June 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for the Separate Accounts". The SOP provides guidance on the presentation of sales inducements ("premium bonus and bonus interest"). We expect to adopt this SOP when it becomes effective in the first quarter of 2004 and will change our presentation of deferred expenses relating to sales inducements at that time. The SOP requires that sales inducements be recognized as an asset and amortized with the amortization being included as a component of interest credited to account balances. We currently include sales inducements as a component of deferred policy acquisition costs and the related amortization expense. The amount of sales inducements included as a component of deferred policy acquisition costs at December 31, 2003 and December 31, 2002 was $88.4 million and $62.9 million, respectively. The adoption of this SOP will have no impact on net income or earnings per common share.

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

        We seek to maximize the total return on our available-for-sale investments through active investment management. Accordingly, we have determined that our available-for-sale portfolio of fixed maturity securities is available to be sold in response to: (i) changes in market interest rates; (ii) changes in relative values of individual securities and asset sectors; (iii) changes in prepayment risks; (iv) changes in credit quality outlook for certain securities; (v) liquidity needs; and (vi) other factors. We have a portfolio of held for investment securities which consists principally of long duration bonds issued by U.S. government agencies. These securities are purchased to secure long-term yields which meet our spread targets and support the underlying liabilities.

        Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the amount of interest we pay on our notes payable, and the market value of our investments. Our notes payable bear interest at prime or LIBOR plus a specified margin of up to 2.25%. Our floating rate trust preferred securities issued by Trust IV bear interest at the three month LIBOR plus 4.00%. Our outstanding balance of notes payable and floating rate trust preferred securities at December 31, 2003 and 2002, was $44.2 million and $43.3 million, respectively. The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (participation or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

        A major component of our interest rate risk management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities. We use computer models to simulate cash flows expected from our existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from our assets to meet the expected cash requirements of our liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. The "duration" of a security is the time weighted present value of the security's expected cash flows and is used to measure a security's sensitivity to changes in interest rates. When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in value of assets should be largely offset by a change in the value of liabilities.

        If interest rates were to increase 10% (42 basis points) from levels at December 31, 2003, we estimate that the fair value of our fixed maturity securities would decrease by approximately $262.6 million. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to the their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means as discussed earlier. Please read "Financial Condition—Liquidity for Insurance Operations" for a further discussion of the liquidity risk.

        At December 31, 2003 and 2002, 74% and 87%, respectively, of our fixed income securities had call features and 19% and 2%, respectively, were subject to call redemption. Another 51% will become subject to call redemption through December 31, 2004. During the years ended December 31, 2003 and 2002, we received $2.52 billion and $1.54 billion, respectively in net redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to or better than those of the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on our annuity liabilities, we have the ability to reduce crediting rates on most of our annuity liabilities to maintain the spread at our targeted level. At December 31, 2003 and 2002, approximately 74% and 71%, respectively, of our annuity liabilities are subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates of 3 to 4%.

        With respect to our index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Market value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products. For the years ended December 31, 2003 and 2002, the cost of index credits to policyholders on their anniversaries was $44.2 million and $10.6 million, respectively. Gains on options related to such credits were $41.1 million and $9.7 million, respectively. The difference between gains on options and index credits for 2003 is primarily due to credits attributable to minimum guaranteed interest self funded by us. During 2003, we refined our hedging process to purchase options out of the money to the extent of anticipated minimum guaranteed interest on index policies. On the anniversary dates of the index policies, we purchase new one-year call options to fund the next annual index credits. The risk associated with these prospective purchases is the uncertainty of the cost, which will determine whether we are able to earn our spread on our equity index business. This is a risk we attempt to manage through the terms of our index annuities, which permit us to change annual participation rates, asset fees, and caps, subject to contractual features. By modifying participation rates, asset fees or caps, we can limit option costs to budgeted amounts, except in cases where the contractual features would prevent further modifications. Based upon actuarial testing which we conduct as a part of the design of our index products and on an ongoing basis, we believe the risk that contractual features would prevent us from controlling option costs is not material.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements are included as a part of this report on Form 10-K on pages F-1 through F-37.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

PART III

        The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 10, 2004 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2003.

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

        Reports on Form 8-K.    On December 30, 2003, the Company filed a report on Form 8-K to announce the exercise by the underwriters of an over-allotment option to purchase an additional 2 million shares in connection with the Company's initial public offering of its common stock.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of March, 2004.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
By:	/s/ D.J. NOBLE D.J. Noble, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date

/s/ D.J. NOBLE D.J. Noble	Chairman of the Board and President, (Principal Executive Officer)	March 1, 2004
/s/ WENDY L. CARLSON Wendy L. Carlson	Chief Financial Officer and General Counsel (Principal Financial Officer)	March 1, 2004
/s/ TED M. JOHNSON Ted M. Johnson	Vice President—Accounting (Principal Accounting Officer)	March 1, 2004
/s/ JOHN C. ANDERSON John C. Anderson	Director	March 1, 2004
/s/ JAMES M. GERLACH James M. Gerlach	Director	March 1, 2004
/s/ ROBERT L. HILTON Robert L. Hilton	Director	March 1, 2004
/s/ JOHN M. MATOVINA John M. Matovina	Director	March 1, 2004
/s/ BEN T. MORRIS Ben T. Morris	Director	March 1, 2004
/s/ DAVID S. MULCAHY David S. Mulcahy	Director	March 1, 2004
/s/ A.J. STRICKLAND, III A.J. Strickland, III	Director	March 1, 2004
/s/ HARLEY A. WHITFIELD Harley A. Whitfield	Director	March 1, 2004
/s/ KEVIN R. WINGERT Kevin R. Wingert	Director	March 1, 2004

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
American Equity Investment Life Holding Company

        We have audited the accompanying consolidated balance sheets of American Equity Investment Life Holding Company as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index on page F-1. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Equity Investment Life Holding Company at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities and its method of reporting certain variable interest entities, in response to new accounting standards that became effective January 1, 2001 and December 31, 2003, respectively.

                      /s/  ERNST & YOUNG LLP

Des Moines, Iowa
February 27, 2004

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2003	2002
		(Note 1)
Assets
Cash and investments:
Fixed maturity securities:
Available for sale, at market (amortized cost: 2003—$3,703,756; 2002—$3,796,914)	$3,618,025	$3,753,144
Held for investment, at amortized cost (market: 2003—$1,717,224; 2002—$1,151,337)	1,827,289	1,149,510
Equity securities, available for sale, at market (cost: 2003—$21,794; 2002—$18,051)	21,409	17,006
Mortgage loans on real estate	608,715	334,339
Derivative instruments	119,833	52,313
Policy loans	324	295
Cash and cash equivalents	32,598	21,163

Total cash and investments	6,228,193	5,327,770
Coinsurance deposits—related party	1,926,603	1,285,523
Premiums due and uncollected	1,213	1,371
Accrued investment income	29,386	36,716
Receivables from related parties	28,015	20,949
Property, furniture and equipment, less allowances for depreciation of $4,458 in 2003 and $4,011 in 2002	1,574	1,675
Deferred policy acquisition costs	703,664	595,450
Deferred income tax asset	58,833	50,711
Federal income taxes recoverable	1,737	—
Other assets	6,333	4,814
Assets held in separate account	3,626	2,810

Total assets	$8,989,177	$7,327,789

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$44,497	$33,089
Annuity and single premium universal life products	8,271,377	6,704,799
Other policy funds and contract claims	60,995	35,644
Amounts due to related party under General Agency Commission and Servicing Agreement	40,601	40,345
Other amounts due to related parties	22,551	4,363
Notes payable	31,833	43,333
Subordinated debentures	116,425	—
Amount due to reinsurer	—	10,908
Amounts due under repurchase agreements	108,790	241,731
Federal income taxes payable	—	8,187
Other liabilities	24,766	24,616
Liabilities related to separate account	3,626	2,810

Total liabilities	8,725,461	7,149,825
Minority interests in subsidiaries:
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts	—	100,486
Stockholders' equity:
Series Preferred Stock, par value $1 per share, 2,000,000 shares authorized; 625,000 shares of 1998 Series A Participating Preferred Stock issued and outstanding	625	625
Common Stock, par value $1 per share, 75,000,000 shares authorized; issued and outstanding 2003—35,294,035 shares; 2002—14,438,452 shares	35,294	14,438
Additional paid-in capital	208,436	56,811
Accumulated other comprehensive loss	(22,742)	(11,944)
Retained earnings	42,103	17,548

Total stockholders' equity	263,716	77,478

Total liabilities and stockholders' equity	$8,989,177	$7,327,789

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Year ended December 31,
	2003	2002	2001
Revenues:
Traditional life and accident and health insurance premiums	$13,686	$13,664	$13,141
Annuity and single premium universal life product charges	20,452	15,376	12,520
Net investment income	358,529	308,548	209,086
Realized gains (losses) on investments	6,946	(122)	787
Change in fair value of derivatives	52,525	(57,753)	(55,158)

Total revenues	452,138	279,713	180,376
Benefits and expenses:
Insurance policy benefits and change in future policy benefits	11,824	9,317	9,762
Interest credited to account balances	242,543	177,633	97,923
Change in fair value of embedded derivatives	66,801	(5,027)	12,921
Interest expense on General Agency Commission and Servicing Agreement	3,000	3,596	5,716
Interest expense on notes payable	1,486	1,901	2,881
Interest expense on subordinated debentures	7,661	—	—
Interest expense on amounts due under repurchase agreements	1,140	734	1,123
Other interest expense	138	1,043	381
Amortization of deferred policy acquisition costs	52,982	39,930	23,040
Other operating costs and expenses	25,618	21,635	17,176

Total benefits and expenses	413,193	250,762	170,923

Income before income taxes, minority interests and cumulative effect of change in accounting principle	38,945	28,951	9,453
Income tax expense	13,505	7,299	333

Income before minority interests and cumulative effect of change in accounting principle	25,440	21,652	9,120
Minority interests in subsidiaries:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	—	7,445	7,449

Income before cumulative effect of change in accounting principle	25,440	14,207	1,671
Cumulative effect of change in accounting for derivatives	—	—	(799)

Net income	$25,440	$14,207	$872

Earnings per common share:
Income before cumulative effect of change in accounting principle	$1.45	$0.87	$0.10
Cumulative effect of change in accounting for derivatives	—	—	(0.05)

Earnings per common share	$1.45	$0.87	$0.05

Earnings per common share—assuming dilution:
Income before cumulative effect of change in accounting principle	$1.21	$0.76	$0.09
Cumulative effect of change in accounting for derivatives	—	—	(0.04)

Earnings per common share—assuming dilution	$1.21	$0.76	$0.05

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2001	$625	$14,530	$57,577	$(16,876)	$2,796	$58,652
Comprehensive loss:
Net income for year	—	—	—	—	872	872
Change in net unrealized investment gains/losses	—	—	—	(16,655)	—	(16,655)

Total comprehensive loss						(15,783)
Issuance of 5,052 shares of common stock	—	5	34	—	—	39
Acquisition of 18,320 shares of common stock	—	(18)	(159)	—	—	(177)
Dividends on preferred stock ($.03 per share)	—	—	—	—	(19)	(19)
Dividends on common stock ($.01 per share)	—	—	—	—	(145)	(145)

Balance at December 31, 2001	625	14,517	57,452	(33,531)	3,504	42,567
Comprehensive income:
Net income for year	—	—	—	—	14,207	14,207
Change in net unrealized investment gains/losses	—	—	—	21,587	—	21,587

Total comprehensive income:						35,794
Issuance of 34,228 shares of common stock	—	34	103	—	—	137
Acquisition of 112,750 shares of common stock	—	(113)	(744)	—	—	(857)
Dividends on preferred stock ($0.03 per share)	—	—	—	—	(19)	(19)
Dividends on common stock ($0.01 per share)	—	—	—	—	(144)	(144)

Balance at December 31, 2002	625	14,438	56,811	(11,944)	17,548	77,478
Comprehensive income:
Net income for year	—	—	—	—	25,440	25,440
Change in net unrealized investment gains/losses	—	—	—	(10,798)	—	(10,798)

Total comprehensive income						14,642
Issuance of 20,700,000 shares of common stock less issuance expenses of $15,035	—	20,700	150,565	—	—	171,265
Issuance of 1,591,083 shares of common stock to the NMO Deferred Compensation Trust	—	1,591	8,939	—	(533)	9,997
Acquisition of 1,435,500 shares of common stock	—	(1,435)	(7,879)	—	—	(9,314)
Dividends on preferred stock ($0.03 per share)	—	—	—	—	(19)	(19)
Dividends on common stock ($0.01 per share)	—	—	—	—	(333)	(333)

Balance at December 31, 2003	$625	$35,294	$208,436	$(22,742)	$42,103	$263,716

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2003	2002	2001
Operating activities
Net income	$25,440	$14,207	$872
Cumulative effect of change in accounting for derivatives	—	—	799
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	242,543	177,633	97,923
Annuity and single premium universal life product charges	(20,452)	(15,376)	(12,520)
Change in fair value of embedded derivatives	66,801	(5,027)	12,921
Increase in traditional life and accident and health insurance reserves	11,408	7,599	5,136
Policy acquisition costs deferred	(89,979)	(152,144)	(154,451)
Amortization of deferred policy acquisition costs	52,982	39,930	23,040
Provision for depreciation and other amortization	1,277	981	970
Amortization of discounts and premiums on fixed maturity securities	(153,226)	(134,590)	(50,462)
Realized losses (gains) on investments	(6,946)	122	(787)
Change in fair value of derivatives	(52,525)	57,753	55,158
Deferred income taxes	(2,307)	(11,091)	(5,794)
Reduction of amounts due to related party under General Agency Commission and Servicing Agreement	(14,173)	(18,058)	(29,422)
Changes in other operating assets and liabilities:
Accrued investment income	7,330	(14,616)	(702)
Receivables from related parties	(7,066)	9,029	17,265
Federal income taxes recoverable/payable	(9,924)	12,411	(4,274)
Other policy funds and contract claims	25,351	13,598	5,376
Other amounts due to related parties	23,241	(4,412)	15,927
Other liabilities	8,243	(8,275)	4,861
Other	(126)	1,544	414

Net cash provided by (used in) operating activities	107,892	(28,782)	(17,750)
Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities—available for sale	2,209,090	3,527,658	1,734,890
Fixed maturity securities—held for investment	869,205	—	—
Equity securities, available for sale	49,904	10,352	7,820
Mortgage loans on real estate	12,768	3,160	—
Derivative instruments	47,993	9,735	—

	3,188,960	3,550,905	1,742,710
Acquisitions of investments:
Fixed maturity securities—available for sale	(2,035,255)	(4,634,925)	(3,214,768)
Fixed maturity securities—held for investment	(1,469,922)	(215,161)	—
Equity securities, available for sale	(49,170)	(10,055)	(18,844)

See accompanying notes.

	Year ended December 31,
	2003	2002	2001
Investing activities (continued)
Mortgage loans on real estate	(287,144)	(229,318)	(108,181)
Derivative instruments	(66,062)	(93,963)	(76,569)
Policy loans	(29)	(4)	(27)

	(3,907,582)	(5,183,426)	(3,418,389)
Purchases of property, furniture and equipment	(829)	(914)	(1,370)

Net cash used in investing activities	(719,451)	(1,633,435)	(1,677,049)
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	1,718,654	2,456,096	2,433,657
Coinsurance deposits—related parties	(641,080)	(858,748)	(426,775)
Unapplied policyholder receipts	—	—	12,803
Return of annuity and single premium universal life policyholder account balances	(472,220)	(332,042)	(223,163)
Financing fees incurred and deferred	(610)	(100)	—
Proceeds from notes payable	—	10,000	6,000
Repayments of notes payable	(11,500)	(13,334)	(3,333)
Increase (decrease) in amounts due under repurchase agreements	(132,941)	241,731	(110,000)
Amounts due to reinsurer	(10,908)	(3,410)	14,318
Proceeds from issuance of subordinated debentures	12,000	—	—
Net proceeds from issuance of common stock	171,265	137	39
Acquisitions of common stock	(9,314)	(857)	(177)
Acquisition of 8% Trust Preferred Securities	—	(60)	—
Dividends paid	(352)	(163)	(164)

Net cash provided by financing activities	622,994	1,499,250	1,703,205

Increase (decrease) in cash and cash equivalents	11,435	(162,967)	8,406
Cash and cash equivalents at beginning of year	21,163	184,130	175,724

Cash and cash equivalents at end of year	$32,598	$21,163	$184,130

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on notes payable and repurchase agreements	$2,629	$3,897	$4,199
Interest on subordinated debentures	7,139	—	—
Income taxes—life subsidiaries	25,735	5,979	10,401
Non-cash financing and investing activities:
Premium and interest bonuses deferred as policy acquisition costs	31,249	28,153	17,399
Advances by related party under General Agency Commission and Servicing Agreement deferred as policy acquisition costs	14,429	11,796	—
Issuance of 1,591,083 shares of common stock to NMO Deferred Compensation Trust	9,997	—	—
Subordinated debentures issued to subsidiary trust for common equity securities of the subsidiary trust	372	—	—

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

1.     Organization and Significant Accounting Policies

Organization

        American Equity Investment Life Holding Company (the Company), through its wholly-owned subsidiaries, American Equity Investment Life Insurance Company and American Equity Investment Life Insurance Company of New York, is licensed to sell insurance products in 47 states and the District of Columbia at December 31, 2003. The Company offers a broad array of annuity and insurance products. The Company's business consists primarily of the sale of index and fixed rate annuities. The Company operates solely in the life insurance business.

Consolidation and Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: American Equity Investment Life Insurance Company ("American Equity Life"), American Equity Investment Life Insurance Company of New York, American Equity Investment Capital, Inc., and American Equity Investment Properties, L.C. All significant intercompany accounts and transactions have been eliminated.

        The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" on December 31, 2003, retroactive to January 1, 2003. Prior to the adoption of FIN 46, the Company's subsidiary trusts, American Equity Capital Trust I and American Equity Capital Trust II were included in the Company's consolidated financial statements. The subsidiary trusts are no longer consolidated upon adoption of FIN 46, and the effect of such deconsolidation is that the obligations of the trusts to the preferred security holders, previously reported as minority interests, have been replaced with the Company's subordinated debt obligations to the trusts and the Company's equity investments in the trusts. Payments on the subordinated debentures are no longer included as minority interests but rather as interest expense totaling $7.7 million for 2003. The adoption of FIN 46 had no impact on net income, stockholders' equity or previously reported quarterly net income for 2003.

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are utilized in the calculation of value of insurance in force acquired, deferred policy acquisition costs, policyholder liabilities and accruals, valuation of embedded derivatives on index reserves and valuation allowances on deferred tax assets and investments. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized.

Reclassifications

        Certain items appearing in the 2002 consolidated financial statements have been reclassified to conform with the current year presentation.

Change in Balance Sheet Presentation

        At December 31, 2003, the Company revised its balance sheet presentation for 2003 and 2002 to more appropriately reflect the nature of the coinsurance arrangement described in note 5 on a gross rather than a net basis. This change increased both assets—coinsurance deposits—related party and liabilities—policy benefit reserves by $1.3 billion from amounts previously reported at December 31, 2002. This change did not affect net income, stockholders' equity or net cash flows as previously reported.

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

Derivative Instruments

        Under Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which became effective for the Company on January 1, 2001 all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of the changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any "ineffective" portion of a hedge is reported in earnings as it occurs.

        The Company has index annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specified market index. A portion of the premium from each policyholder is invested in investment grade fixed income securities to cover the minimum guaranteed value due the policyholder at the end of the contract term. A portion of the premium is used to purchase derivatives consisting of call options on the applicable market indices to fund the index credits due to index annuity policyholders. Substantially all such call options are one year options purchased to match the funding requirements of the underlying policies. The call options are marked to market with the change in fair value included as a component of our revenues. On the respective anniversary dates of the index policies, the index used to compute the annual index credit is reset and the Company purchases new one-year call options to fund the next annual index credit. The Company manages the cost of these purchases through the terms of its index annuities, which permits the Company to change annual participation rates, asset fees, and/or caps, subject to guaranteed minimums. By reducing participation rates, asset fees or caps, the Company can limit option costs to budgeted amounts except in cases where the contractual features would prevent further modifications.

        The Company's strategy attempts to mitigate any potential risk of loss under these agreements through a regular monitoring process which evaluates the program's effectiveness. The Company is exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, the Company purchases its option contracts from multiple counterparties and evaluates the creditworthiness of all counterparties prior to purchase of the contracts. At December 31, 2003, all of these options had been purchased from nationally recognized investment banking institutions with a Standard and Poor's credit rating of BBB+ or higher.

        Under SFAS No. 133, the future annual index credits on the Company's index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. The Company does not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. The Company must value both the call options and the related forward embedded options in the policies at fair value. The change in fair value for the call options is included in change in fair value of derivatives and the change in fair value adjustment of the embedded options is included in change in fair value of embedded derivatives in the Consolidated Statements of Income.

        Amortization of deferred policy acquisition costs decreased by $1.7 million for the year ended December 31, 2003 and increased by $1.4 million and $0.8 million for the years ended December 31, 2002 and 2001, respectively, as a result of the impact of SFAS No. 133.

        At January 1, 2001, the Company's financial statements were adjusted to record a cumulative effect of adopting this accounting change, as follows (in thousands):

Fair value adjustment related to:
Call options	$(14,537)
Index annuity liabilities	11,736
Adjustments for assumed changes in amortization of deferred policy acquisition costs	1,571
Deferred income tax benefit	431

$(799)

Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Deferred Policy Acquisition Costs

        To the extent recoverable from future policy revenues and gross profits, certain costs of producing new business, principally commissions, first-year premium bonuses and bonus interest and certain costs of policy issuance (including policy issue costs of $3.8 million, $4.1 million and $4.9 million in 2003, 2002 and 2001, respectively) have been deferred. For annuity and single premium universal life products, these costs are being amortized generally in proportion to expected gross profits from surrender charges and investment, mortality, and expense margins. That amortization is adjusted retrospectively when estimates of future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. Deferred policy acquisition costs are also adjusted for the change in amortization that would have occurred if available-for-sale fixed maturity securities had been sold at their aggregate market value and the proceeds reinvested at current yields. The impact of this adjustment is included in accumulated other comprehensive income (loss) within stockholders' equity.

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

Future Policy Benefits

        Future policy benefit reserves for annuity and single premium universal life products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for these products ranged from 3.0% to 11.5% in 2003 and from 3.0% to 12.0% in 2002 and 2001. A portion of this amount ($31.2 million, $28.2 million and $17.4 million during the years ended December 31, 2003, 2002 and 2001, respectively) represents an additional interest credit on first-year premiums payable until the first contract anniversary date (first-year bonus interest). Such amounts have been offset against interest credited to account balances and deferred as policy acquisitions costs.

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

        Certain group policies include provisions for annual experience refunds of premiums equal to net premiums received less a 16% administrative fee and less claims incurred. Such amounts (2003—$0.1 million; 2002—$0.3 million; and 2001—$0.6 million) are reported as a reduction of traditional life and accident and health insurance premiums in the consolidated statements of income.

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

Stockholders' Equity

        On December 9, 2003, the Company completed an initial public offering of 18,700,000 shares of its common stock at a price of $9.00 per share. Pursuant to the over-allotment option granted to the underwriters in the offering, the underwriters purchased an additional 2,000,000 shares on December 29, 2003 and an additional 805,000 shares on January 7, 2004, which fully exercised the over-allotment option. The proceeds from the initial public offering (including proceeds from shares issued pursuant to the over-allotment option), net of the underwriting discount and expenses, were approximately $178.0 million, of which $125.0 million was contributed to American Equity Life to fund the future growth of its business.

        The Company issued 625,000 shares of 1998 Series A Participating Preferred Stock, at par, under a private placement offering in 1998 in exchange for cash of $10 million. These shares have participating dividend rights with shares of the Company's common stock, when and as such dividends are declared. These shares are convertible into 1,875,000 shares of the Company's common stock, have no voting rights and have an aggregate liquidation preference of $10 million.

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

Premiums and Deposits by Product Type

        The Company markets index annuities, fixed rate annuities, a variable annuity and life insurance. In connection with its reinsured group life business, the Company also collects renewal premiums on certain accident and health insurance policies. Premiums and deposits (net of reinsurance) collected in 2003, 2002 and 2001, by product category were as follows:

	Year ended December 31,
Product Type
	2003	2002	2001
	(Dollars in thousands)
Index Annuities:
Index Strategies	$468,716	$523,224	$431,571
Fixed Strategy	201,702	370,496	156,553

	670,418	893,720	588,124
Fixed Rate Annuities	407,156	703,628	1,418,758
Life Insurance	13,001	12,958	12,349
Accident and Health	685	706	792
Variable Annuities	26	83	15

	$1,091,286	$1,611,095	$2,020,038

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

        Pro forma information regarding net income is required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and has been determined as if the Company had accounted for its employee stock options and subscription rights under the fair value method of these statements. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model (which is primarily used for public companies) for 2003 and a minimum value option pricing model (which is used for non-public companies) for 2002 and 2001 with the following weighted-average assumptions:

	2003	2002	2001
Risk-free interest rate	1.46%	1.45%	2.44%
Dividend yield	0%	0%	0%
Weighted-average expected life	10 years	3 years	3 years

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per common share were as follows:

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share data)
Net income, as reported—numerator for earnings per common share	$25,440	$14,207	$872
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(242)	(491)	(38)

Net income, pro forma—numerator for earnings per common share, pro forma	25,198	13,716	834
Interest (dividends in 2002 and 2001 related to convertible trust preferred securities) related to convertible subordinated debentures (net of income tax benefit)	1,347	1,348	—

Numerator for earnings per common share—assuming dilution, pro forma	$26,545	$15,064	$834

Earnings per common share, as reported	$1.45	$0.87	$0.05
Earnings per common share, pro forma	$1.43	$0.84	$0.05
Earnings per common share—assuming dilution, as reported	$1.21	$0.76	$0.05
Earnings per common share—assuming dilution, pro forma	$1.20	$0.74	$0.05

        The effect of the convertible trust preferred securities has not been included in the computations of earnings per common share—assuming dilution and earnings per common share—assuming dilution, proforma for 2001 as the effect is antidilutive.

Comprehensive Income (Loss)

        Comprehensive income (loss) includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. Other comprehensive income (loss) excludes net realized investment gains included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $(0.1) million, $(0.1) million and $0.4 million in 2003, 2002 and 2001, respectively. Such amounts, which have been measured through the date of sale, are net of adjustments to deferred policy acquisition costs and income taxes totaling $(0.1) million in 2003, $(0.1) million in 2002 and $0.4 million in 2001.

Pending Accounting Change

        In June 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for the Separate Accounts". The SOP provides guidance on the presentation of sales inducements ("premium bonuses and bonus interest"). The Company expects to adopt this SOP when it becomes effective in the first quarter of 2004 and will change its presentation of deferred expenses relating to sales inducements at that time. The SOP requires that sales inducements be recognized as an asset and amortized with the amortization being included as a component of interest credited to account balances. The Company currently includes sales inducements as a component of deferred policy acquisition costs and the related amortization expense. The amount of sales inducements included as a component of deferred policy acquisition costs at December 31, 2003 and December 31, 2002 was $88.4 million and $62.9 million, respectively. The adoption of this SOP will have no impact on net income or earnings per common share.

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

          Annuity and single premium universal life policy benefit reserves and coinsurance deposits—related party:    Fair values of the Company's liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities), are stated at the cost the Company would incur to extinguish the liability (i.e., the cash surrender value) adjusted as required under SFAS No. 133. The coinsurance deposits related to the annuity benefit reserves have fair values determined in a similar fashion. The Company is not required to and has not estimated the fair value of its liabilities under other contracts.

          Notes payable and amounts due under repurchase agreements:    As all notes and short-term indebtedness under repurchase agreements have variable interest rates, the amounts reported in the consolidated balance sheets for these instruments approximate their fair values.

          Subordinated debentures:    The carrying amount of subordinated debentures with variable interest rates reported in the consolidated balance sheets approximates fair value. Fair values for subordinated debentures with fixed interest rates are estimated by discounting expected cash flows using interest rates currently being offered for similar securities.

          Amounts due to related party under General Agency Commission and Servicing Agreement and Company-obligated mandatorily redeemable preferred securities of subsidiary trusts:    Fair values are estimated by discounting expected cash flows using interest rates currently being offered for similar securities.

        The following sets forth a comparison of the fair values and carrying amounts of the Company's financial instruments:

	December 31,
	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$3,618,025	$3,618,025	$3,753,144	$3,753,144
Held for investment	1,827,289	1,717,224	1,149,510	1,151,337
Equity securities, available for sale	21,409	21,409	17,006	17,006
Mortgage loans on real estate	608,715	667,341	334,339	359,447
Derivative instruments	119,833	119,833	52,313	52,313
Policy loans	324	324	295	295
Cash and cash equivalents	32,598	32,598	21,163	21,163
Coinsurance deposits—related party	1,926,603	1,640,639	1,285,523	1,114,316
Separate account assets	3,626	3,626	2,810	2,810
Liabilities
Annuity and single premium universal life policy benefit reserves	8,271,377	7,278,813	6,704,799	5,817,904
Amounts due to related party under General Agency Commission and Servicing Agreement	40,601	40,601	40,345	40,345
Notes payable	31,833	31,833	43,333	43,333
Subordinated debentures	116,425	87,761	—	—
Amounts due under repurchase agreements	108,790	108,790	241,731	241,731
Liabilities related to separate account	3,626	3,626	2,810	2,810
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts	—	—	100,486	97,243

3.     Investments

        At December 31, 2003 and 2002, the amortized cost and estimated fair value of fixed maturity securities and equity securities were as follows:

December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government and agencies	$2,594,861	$1,150	$(57,686)	$2,538,325
Public utilities	51,300	724	(189)	51,835
Corporate securities	330,993	13,485	(10,753)	333,725
Redeemable preferred stocks	8,923	1,156	—	10,079
Mortgage and asset-backed securities:
United States Government and agencies	263,040	2,320	(1,258)	264,102
Non-government	454,639	3,045	(37,725)	419,959

	$3,703,756	$21,880	$(107,611)	$3,618,025

Held for investment:
United States Government and agencies	$1,751,532	$—	$(110,065)	$1,641,467
Corporate securities	75,757	—	—	75,757

	$1,827,289	$—	$(110,065)	$1,717,224

Equity securities, available for sale:
Non-redeemable preferred stocks	$16,182	$41	$(132)	$16,091
Common stocks	5,612	—	(294)	5,318

	$21,794	$41	$(426)	$21,409

December 31, 2002
Fixed maturity securities:
Available for sale:
United States Government and agencies	$3,116,562	$19,348	$(1,907)	$3,134,003
State, municipal and other governments	5,621	10	—	5,631
Public utilities	52,308	1,622	(2,907)	51,023
Corporate securities	354,071	3,407	(19,408)	338,070
Redeemable preferred stocks	11,882	1,180	(240)	12,822
Mortgage and asset-backed securities:
United State Government and agencies	182,981	1,575	(43,008)	141,548
Non-government	73,489	310	(3,752)	70,047

	$3,796,914	$27,452	$(71,222)	$3,753,144

Held for investment:
United States Government and agencies	$1,073,837	$2,406	$(579)	$1,075,664
Corporate securities	75,673	—	—	75,673

	$1,149,510	$2,406	$(579)	$1,151,337

Equity securities, available for sale:
Non-redeemable preferred stocks	$11,218	$271	$(110)	$11,379
Common stocks	6,833	17	(1,223)	5,627

	$18,051	$288	$(1,333)	$17,006

        The amortized cost and estimated fair value of fixed maturity securities at December 31, 2003, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company's mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available for sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one year through five years	$20,181	$21,385	$—	$—
Due after five years through ten years	291,258	284,823	—	—
Due after ten years through twenty years	1,181,682	1,163,603	35,000	34,324
Due after twenty years	1,492,956	1,464,153	1,792,289	1,682,900

	2,986,077	2,933,964	1,827,289	1,717,224
Mortgage-backed and asset-backed securities	717,679	684,061	—	—

	$3,703,756	$3,618,025	$1,827,289	$1,717,224

        Net unrealized losses on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following at December 31, 2003 and 2002:

	December 31,
	2003	2002
	(Dollars in thousands)
Net unrealized losses on available for sale fixed maturity securities and equity securities	$(86,116)	$(44,815)
Adjustments for assumed changes in amortization of deferred policy acquisition costs	51,128	25,587
Net unrealized gain and amortization on fixed maturity securities transferred from available for sale to held for investment	—	853
Deferred income tax benefit	12,246	6,431

Net unrealized losses reported as accumulated other comprehensive loss	$(22,742)	$(11,944)

        The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Fixed maturity securities:
Available for sale:
United States Government and agencies	$2,216,817	$(57,686)	$—	$—	$2,216,817	$(57,686)
Corporate securities	61,330	(966)	55,812	(9,976)	117,142	(10,942)
Mortgage and asset-backed securities	425,352	(15,656)	68,505	(23,327)	493,857	(38,983)

	$2,703,499	$(74,308)	$124,317	$(33,303)	$2,827,816	$(107,611)

Held for investment:
United States Government and agencies	$1,641,467	$(110,065)	$—	$—	$1,641,467	$(110,065)

	$1,641,467	$(110,065)	$—	$—	$1,641,467	$(110,065)

Equity securities, available for sale:
Non-redeemable preferred stocks	$13,551	$(132)	$—	$—	$13,551	$(132)
Common stocks	—	—	1,701	(294)	1,701	(294)

	$13,551	$(132)	$1,701	$(294)	$15,252	$(426)

        Approximately 94% of the unrealized losses on fixed maturity securities shown in the above table are on securities that are rated investment grade. These unrealized losses are primarily from the Company's investments in United States Government agencies and United States Government agency mortgage-backed securities. These securities are relatively long in duration and are callable, making the value of such securities very sensitive to changes in market interest rates. Approximately 6% of the unrealized losses on fixed maturity securities shown in the above table are on securities rated below investment grade. The Company reviews all investments on an ongoing basis for credit deterioration. Factors considered in evaluating whether a decline in value is other than temporary include:

  •
  the length of time and the extent to which the fair value has been less than cost;

  •
  the financial condition and near-term prospects of the issuer;

  •
  whether the investment is rated investment grade;

  •
  whether the issuer is current on all payments and all contractual payments have been made as agreed;

  •
  the Company's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery;

  •
  consideration of rating agency actions;

  •
  changes in cash flows of asset-backed and mortgage-backed securities.

        The securities in an unrealized loss position are current in respect to payments of interest and principal and the Company has the ability to hold these securities until they recover in fair value.

        Components of net investment income are as follows:

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Fixed maturity securities	$322,247	$288,087	$196,933
Equity securities	1,951	1,194	786
Mortgage loans on real estate	33,241	15,025	2,347
Policy loans	25	19	20
Cash and cash equivalents	1,327	3,500	12,281
Other	2,429	2,892	(1,137)

	361,220	310,717	211,230
Less investment expenses	(2,691)	(2,169)	(2,144)

Net investment income	$358,529	$308,548	$209,086

        Proceeds from sales of available for sale fixed maturity securities for the years ended December 31, 2003, 2002 and 2001 were $507.3 million, $1,821.1 million and $603.9 million, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the years ended December 31, 2003, 2002 and 2001 were $1,701.6 million, $1,706.6 million and $1,131.0 million, respectively. Calls of held for investment fixed maturity securities for the year ended December 31, 2003 was $869.2 million. There were no calls of held for investment fixed maturity securities for the years ended December 31, 2002 and 2001.

        Net realized gains (losses) included in revenues for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$19,922	$19,943	$12,820
Gross realized losses	(4,216)	(6,773)	(4,439)
Writedowns (other than temporary impairments)	(9,821)	(13,030)	(7,773)

	5,885	140	608
Equity securities	1,061	(262)	179

	$6,946	$(122)	$787

        Changes in unrealized appreciation (depreciation) on investments for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$(111,892)	$44,054	$22,030

Investments carried at estimated fair value:
Fixed maturity securities, available for sale	$(41,961)	$82,509	$(77,463)
Equity securities, available for sale	660	(681)	400

	(41,301)	81,828	(77,063)
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs	25,541	(49,470)	51,441
Deferred income tax asset	5,815	(11,624)	8,967
Net unrealized gain and amortization on fixed maturity securities transferred from available to sale to held for investment	(853)	853	—

	30,503	(60,241)	60,408

Change is unrealized appreciation (depreciation) on investments carried at estimated fair value	$(10,798)	$21,587	$(16,655)

        During 2002, we transferred fixed maturity securities at fair value of $436.7 million (amortized cost of $435.7 million) from available for sale to held for investment to match our investment objectives, which are to hold these investments to maturity. The unrealized gain on these securities on the date of transfer ($1.0 million) is included as a separate component of accumulated other comprehensive loss, and was amortized over the lives of the securities.

        The Company's mortgage loan portfolio totaled $608.7 million and $334.3 million at December 31, 2003 and 2002, respectively, with commitments outstanding of $48.3 million at December 31, 2003. The portfolio consists of commercial mortgage loans diversified as to property type, location and loan size. The loans are collateralized by the related properties.

        The Company's mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31,
	2003		2002
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$115,817	19.0%	$51,785	15.5%
Middle Atlantic	56,563	9.3%	40,879	12.2%
Mountain	79,777	13.1%	26,478	7.9%
New England	38,539	6.3%	13,242	4.0%
Pacific	42,327	7.0%	20,499	6.1%
South Atlantic	105,635	17.4%	96,401	28.8%
West North Central	125,163	20.5%	65,178	19.5%
West South Central	44,894	7.4%	19,877	6.0%

Total	$608,715	100.0%	$334,339	100.0%

Property type distribution
Office	$145,490	23.9%	$81,133	24.3%
Medical Office	55,314	9.1%	17,138	5.1%
Retail	163,434	26.8%	102,362	30.6%
Industrial/Warehouse	162,943	26.8%	97,811	29.3%
Hotel	20,819	3.4%	21,218	6.3%
Apartment	29,565	4.9%	4,176	1.3%
Mixed use/other	31,150	5.1%	10,501	3.1%

Total	$608,715	100.0%	$334,339	100.0%

        At December 31, 2003, fixed maturity securities and short-term investments with an amortized cost of $1.9 million were on deposit with state agencies to meet regulatory requirements. There are no restrictions on these assets.

        At December 31, 2003, the only investment in any person or its affiliates (other than bonds issued by agencies of the United States Government) that exceeded 10% of stockholders' equity was FBL Capital Trust I with an estimated fair value and amortized cost of $75.8 million.

4.     Deferred Policy Acquisition Costs

        An analysis of deferred policy acquisition costs is presented below for the years ended December 31, 2003 and 2002:

	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$595,450	$492,757
Costs deferred during the year	135,655	192,093
Amortized to expense during the year	(52,982)	(39,930)
Effect of net unrealized losses	25,541	(49,470)

Balance at end of year	$703,664	$595,450

5.     Reinsurance and Policy Provisions

Coinsurance

        Effective August 1, 2001, the Company entered into a coinsurance agreement with EquiTrust Life Insurance Company ("EquiTrust"), an affiliate of Farm Bureau Life Insurance Company ("Farm Bureau") covering 70% of certain of the Company's non-multi-year guarantee fixed annuities and equity index annuities issued from August 1, 2001 through December 31, 2001 and 40% of those contracts for 2002 and 2003. As of December 31, 2003, Farm Bureau beneficially owned 14.9% of the Company's common stock. Total annuity deposits ceded were approximately $649.4 million, $837.9 million and $418.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Expense allowances received were approximately $65.6 million, $99.4 million and $51.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. The amount of coinsurance deposits with EquiTrust was $1.93 billion and $1.29 billion at December 31, 2003 and 2002, respectively. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible. The balance due under this agreement to EquiTrust was $22.6 million at December 31, 2003 and $1.5 million at December 31, 2002, and represents the market value of the call options related to the ceded business held by the Company to fund the index credits and cash due to or from EquiTrust related to the transfer of annuity deposits.

        On December 29, 2003, the Company entered into a coinsurance agreement with EquiTrust, effective January 1, 2004, covering 20% of certain of its non-multi-year rate guarantee fixed annuities and index annuities. However, for each calendar year, the quota share will reduce to 0% in any month where the year-to-date premium ceded exceeds $500 million at the end of the prior month. This agreement may be terminated at any time by either party upon the giving of forty-five days prior notice.

        During 1998, the Company entered into a modified coinsurance agreement to cede 70% of its variable annuity business to EquiTrust. Under this agreement, the Company paid EquiTrust $0.2 million for each of the years ended December 31, 2003, 2002 and 2001. The modified coinsurance agreement has an initial term of four years and will continue thereafter until termination by written notice at the election of either party. Any such termination will apply to the submission or acceptance of new policies, and business reinsured under the agreement prior to any such termination is not eligible for recapture before the expiration of 10 years. EquiTrust (or one of its affiliates) provides the administrative support necessary to manage this business.

Financial Reinsurance

        The Company has entered into two reinsurance transactions with Hannover Life Reassurance Company of America ("Hannover"), which are treated as reinsurance under statutory accounting practices and as financial reinsurance under accounting principles generally accepted in the United States ("GAAP"). The first transaction became effective November 1, 2002 (the "2002 Hannover Transaction") and the second transaction became effective September 30, 2003 (the "2003 Hannover Transaction"). The agreements for these transactions include a coinsurance segment and a yearly renewable term segment reinsuring a portion of death benefits payable on certain annuities issued from January 1, 2002 to December 31, 2002 (2002 Hannover Transaction) and issued from January 1, 2003 to September 30, 2003 (the 2003 Hannover Transaction). The coinsurance segments provide reinsurance to the extent of 6.88% (2002 Hannover Transaction) and 13.41% (2003 Hannover Transaction) of all risks associated with the Company's annuity policies covered by these reinsurance agreements. The 2002 Hannover Transaction provided approximately $29.8 million in statutory surplus benefit during 2002 and $6.8 million in statutory surplus reduction during 2003. The 2003 Hannover Transaction provided approximately $29.7 million in statutory surplus benefit during 2003. The remaining statutory surplus benefit under these agreements will be reduced in the following years as follows: 2004—$10.9 million; 2005—$11.6 million; 2006—$12.4 million; 2007—$13.2 million; 2008—$6.2 million. Risk charges attributable to the 2003 and 2002 Hannover Transactions of $1.6 million were incurred during 2003. Risk charges attributable to the 2002 Hannover Transaction of $0.2 million were incurred during 2002.

        The statutory surplus benefit provided by the 2003 Hannover Transaction replaced the statutory surplus benefit previously provided by a financial reinsurance agreement entered into during 2001 with a subsidiary of Swiss Reinsurance Company ("Swiss Re"). The Company terminated this agreement and recaptured all reserves subject to this agreement effective September 30, 2003. The Swiss Re agreement was treated as reinsurance under statutory accounting requirements and as financial reinsurance under GAAP. An amount due to reinsurer ($10.9 million at December 31, 2002) was recorded under GAAP equal to the amount of the expense allowance received and was being repaid ratably over a five-year period. The termination of this agreement resulted in the full repayment of the amount due to reinsurer. The agreement bore interest at the ninety day London Interbank Offered Rate ("LIBOR") plus 140 basis points. Risk charges and interest expense incurred on the cash portion of the surplus benefit provided by the agreement were $0.2 million, $0.6 million and $0.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. This agreement provided an initial statutory surplus benefit of $35.0 million in 2001. The statutory surplus benefit remaining at January 1, 2003 was $30.9 million, all of which was eliminated upon termination of the agreement.

Indemnity Reinsurance

        In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid under its life and accident and health insurance products by ceding reinsurance to other insurance enterprises or reinsurers. Reinsurance coverages for life insurance vary according to the age and risk classification of the insured. Reinsurance contracts do not relieve the Company of its obligations to its policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, the Company's life insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses to the Company. To limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers, and monitors concentrations of credit risk. No allowance for uncollectible amounts has been established against the Company's asset for amounts receivable from other insurance companies since none of the receivables are deemed by management to be uncollectible.

6.     Income Taxes

        The Company files a consolidated federal income tax return with all its subsidiaries. The Company filed a consolidated income tax return for 2001 with all its subsidiaries except American Equity Life and American Equity Investment Life Insurance Company of New York, which filed a separate consolidated federal income tax return.

        Deferred income taxes are established by the Company and its subsidiaries based upon the temporary differences among financial reporting and tax bases of assets and liabilities within each entity, the reversal of which will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled, measured using the enacted tax rates.

        The Company's income tax expense is as follows:

	For the year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Current income taxes	$15,812	$18,390	$6,127
Deferred income taxes	(2,307)	(11,091)	(5,794)

	$13,505	$7,299	$333

        Income tax expense differed from the amount computed at the applicable statutory federal income tax rate (35%) as follows:

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Income before income taxes, minority interests and cumulative effect of change in accounting principle	$38,945	$28,951	$9,453

Income tax expense on income before income taxes, minority interests and cumulative effect of change in accounting principle at statutory rate	$13,631	$10,133	$3,309
Tax effect of:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts (see note 9)	—	(2,606)	(2,607)
State income taxes	(67)	(233)	(201)
Dividends received deduction	(11)	(41)	(100)
Other	(48)	46	(68)

Income tax expense	$13,505	$7,299	$333

        The tax effect of individual temporary differences at December 31, 2003 and 2002, is as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Deferred income tax assets:
Policy benefit reserves	$252,950	$207,651
Unrealized depreciation on available for sale fixed maturity securities and equity securities	12,246	6,431
Deferred compensation	859	534
Net operating loss carryforwards	5,769	5,830
Amounts due from reinsurers	—	3,818
Other	951	570

	272,775	224,834
Deferred income tax liabilities:
Accrued discount on fixed maturity securities	(15,645)	(6,888)
Deferred policy acquisition costs	(195,986)	(166,856)
Value of insurance in force acquired	(73)	(109)
Amounts due to reinsurers	(1,907)	—
Other	(331)	(270)

	(213,942)	(174,123)

Deferred income tax asset	$58,833	$50,711

        The Company regularly reviews its need for a valuation allowance against its deferred income tax assets. At December 31, 2003, no valuation allowance against deferred income tax assets has been established due to the Company's adoption of plans and policies relative to future taxable income or loss of non-life entities.

        At December 31, 2003, the Company has non-life net operating loss carryforwards for tax purposes of $13.9 million which expire in 2010 through 2023.

7.     Notes Payable and Amounts Due Under Repurchase Agreements

        The Company has a credit agreement with three banks. The amount outstanding under this agreement was $31.8 million at December 31, 2003 and $43.3 million at December 31, 2002. Principal and interest under this agreement are paid quarterly. On October 24, 2003, the Company amended its credit agreement to defer the quarterly principal payments for the quarters ending December 31, 2003 and March 31, 2004 until June 30, 2004. The notes bear interest (3.57% at December 31, 2003) at prime or LIBOR plus a specified margin of up to 2.25%. Under this agreement, the Company is required to maintain minimum capital and surplus levels at American Equity Life and meet certain other financial and operating ratio requirements. The Company is also prohibited from incurring other indebtedness for borrowed money without obtaining a waiver from the lenders and from paying dividends on its capital stock in excess of 25% of consolidated net income for the prior fiscal year. At December 31, 2003, the annual maturities of the notes payable are as follows: 2004—$19.1 million; 2005—$8.7 million; 2006—$2.0 million; 2007—$2.0 million.

        As part of its investment strategy, the Company enters into securities repurchase agreements (short-term collateralized borrowings). These borrowings are collateralized by investment securities with fair market values approximately equal to the amount due. Such borrowings averaged approximately $147.8 million, $137.8 million, $100.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The weighted average interest rate on amounts due under repurchase agreements was 1.35%, 1.59% and 6.51% for the years ended December 31, 2003, 2002 and 2001, respectively.

8.     General Agency Commission and Servicing Agreement

        The Company has a General Agency Commission and Servicing Agreement with American Equity Investment Service Company (the Service Company), wholly-owned by Mr. Noble, Chairman, Chief Executive Officer and President of the Company, whereby, the Service Company acts as a national supervisory agent with responsibility for paying commissions to agents of the Company. Under the terms of the original agreement, the Service Company was required to pay the greater of (a) 5% of the premiums collected by the Company on the sale of certain annuity products, or (b) 50% of the agent's commissions payable by the Company on the sale of those same policies. In return, the Company agreed to pay quarterly renewal commissions to the Service Company equal to .3875% of the premiums received by the Company on policies that still remain in force.

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

        During 1999, the Service Company and the Company amended the Agreement to provide for the payment of 30% of agents' commissions by the Service Company for policies issued on or after September 1, 1999, and the Company agreed to pay the Service Company quarterly renewal commissions of .25% for in force amounts received thereafter.

        During 2002, the Service Company and the Company amended the Agreement to provide for the payment of 35% of the agents' commissions payable by the Service Company for policies issued from October 1, 2002 through December 31, 2002, and the Company agreed to pay the Service Company quarterly renewal commissions of .325% of in-force amounts received thereafter. Effective October 1, 2002, the Company also agreed to pay the Service Company quarterly renewal commissions of .325% of in-force amounts on policies issued from January 1, 1998 through August 31, 1999 and .7% of in-force amounts on policies issued prior to January 1, 1998. The termination date of the agreement was extended to December 31, 2008.

        During 2003, the Service Company and the Company amended the Agreement to provide for the payment of 27% of the agents' commissions payable by the Service Company for policies issued from July 1, 2003 through December 31, 2003, and the Company agreed to pay the Service Company quarterly renewal commissions of .375% of in-force amounts received thereafter.

        In connection with the General Agency Commission and Servicing Agreement, the Company records commissions and a related payable for amounts paid by the Service Company. Interest expense is recorded based upon estimated future payments to the Service Company based upon an imputed interest rate (approximately 9.0%) for each of the periods presented. Estimated future payments are evaluated regularly and the imputed interest rate will be adjusted when deemed necessary. During the years ended December 31, 2003 and 2002, the Service Company paid $14.4 million and $11.8 million, respectively, to agents of the Company. The Service Company made no payments to the agents of the Company during the year ended December 31, 2001. The Company paid renewal commissions to the Service Company of $22.1 million, $21.7 million, and $23.2 million during the years ended December 31, 2003, 2002 and 2001, respectively.

        Estimated future payments under the General Agency Commission and Servicing Agreement at December 31, 2003 are as follows (Dollars in thousands):

Year ending December 31:
2004	$29,968
2005	8,961
2006	4,759
2007	1,312

45,000
Amounts representing interest	(4,399)

Net amount	$40,601

        As a source of funding its portion of producing agents' commission payments, the Service Company borrowed funds from David J. Noble. The amount payable to Mr. Noble by the Service Company at December 31, 2003 and 2002 was $14.3 million and $24.4 million, respectively. As an alternate source of funds for such first year commissions, the Service Company borrowed funds from the Company. During 2003, the Service Company borrowed $14.5 million from the Company. At December 31, 2003 and 2002, amounts receivable from the Service Company totaled $27.9 million and $20.5 million, respectively. Principal and interest on all loans to the Service Company are payable quarterly over five years from the date of the advance. The Service Company repays the above described indebtedness from the renewal commissions paid to it under the General Agency Commission and Servicing Agreement. Interest on such indebtedness accrues at "reference rate" of the financial institution that is the Company's principal lender. This rate averaged 7.40% in 2003, and 9.18% in 2002 and 9.16% in 2001.

9.     Subordinated Debentures and Minority Interests in Subsidiary Trusts

        During 1999, American Equity Capital Trust I ("Trust I"), a wholly-owned subsidiary of the Company, issued $26.0 million of 8% Convertible Trust Preferred Securities (the "8% Trust Preferred Securities"). In connection with Trust I's issuance of the 8% Trust Preferred Securities and the related purchase by the Company of all of Trust I's common securities, the Company issued $26.8 million in principal amount of its 8% Convertible Junior Subordinated Debentures, due September 30, 2029 (the "8% Debentures") to Trust I. The sole assets of Trust I are the 8% Debentures and any interest accrued thereon. The 8% Trust Preferred Securities are convertible into 3,198,717 shares of the Company's common stock. The interest payment dates on the 8% Debentures correspond to the distribution dates on the 8% Trust Preferred Securities. The 8% Trust Preferred Securities, which have a liquidation value of $30 per share plus accrued and unpaid distributions, mature simultaneously with the 8% Debentures. At December 31, 2003, 865,671 shares of 8% Trust Preferred Securities were outstanding (2,000 shares are held by one of the Company's subsidiaries), all of which are unconditionally guaranteed by the Company to the extent of the assets of Trust I.

        Also during 1999, American Equity Capital Trust II ("Trust II"), a wholly-owned subsidiary of the Company, issued 97,000 shares of 5% Trust Preferred Securities (the "5% Trust Preferred Securities") to Iowa Farm Bureau Federation, which owns more than 50% of the voting capital stock of FBL Financial Group, Inc. ("FBL"), parent company of Farm Bureau. The consideration received by Trust II in connection with the issuance of the 5% Trust Preferred Securities consisted of fixed income trust preferred securities of equal value which were issued by FBL. The 5% Trust Preferred Securities, which have a liquidation value of $100 per share ($97.0 million in the aggregate), were assigned a fair value of $72.5 million (based upon an effective 7% yield-to-maturity). The difference between the fair value and liquidation value of the 5% Trust Preferred Securities is being accreted over the life of the securities.

        In connection with Trust II's issuance of the 5% Preferred Securities and the related purchase by the Company of all of Trust II's common securities, the Company issued $100.0 million in face amount of its 5% Subordinated Debentures, due June 1, 2047 (the "5% Debentures") to Trust II. The 5% Debentures are carried at their discounted value of $77.2 million and $76.8 million at December 31, 2003 and 2002, respectively, which reflects their fair value based upon an effective 7% yield to maturity. The sole assets of Trust II are the 5% Debentures and any interest accrued thereon. The interest payment dates on the 5% Debentures correspond to the distribution dates on the 5% Trust Preferred Securities. The 5% Trust Preferred Securities mature simultaneously with the 5% Debentures. All of the 5% Trust Preferred Securities are unconditionally guaranteed by the Company to the extent of the assets of Trust II.

        During December 2003, American Equity Capital Trust IV ("Trust IV"), a wholly-owned subsidiary of the Company, issued 12 million shares of floating rate Trust Preferred Securities. In connection with Trust IV's issuance of these trust preferred securities and the related purchase by the Company of all of Trust IV's common securities, the Company issued $12.4 million in principal amount of its floating rate subordinated debentures, due January 8, 2034 to Trust IV. The sole assets of Trust IV are the subordinated debentures and any interest accrued thereon. The interest payment dates on the subordinated debentures correspond to the distribution dates on the trust preferred securities issued by Trust IV. The trust preferred securities mature simultaneously with the subordinated debentures. All of the trust preferred securities are unconditionally guaranteed by the Company to the extent of the assets of Trust IV.

        The Company adopted FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" on December 31, 2003, retroactive to January 1, 2003. Prior to the adoption of FIN 46, the subsidiary trusts were included in the Company's consolidated financial statements. The subsidiary trusts are no longer consolidated upon adoption of the Interpretation. In addition, prior to 2003, the dividends on the company-obligated mandatorily redeemable preferred securities of subsidiary trusts were treated as minority interests in the consolidated statement of income. In 2003, with the adoption of FIN 46, the interest payments on the Company's subordinated debt obligations to the trusts were treated as interest expense.

10.   Retirement and Stock Compensation Plans

        The Company has adopted a contributory defined contribution plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees of the Company, subject to minimum eligibility requirements. Employees can contribute up to 15% of their annual salary (with a maximum contribution of $12,000 in 2003 and $11,000 in 2002 and $10,500 in 2001) to the plan. The Company contributes an additional amount, subject to limitations, based on the voluntary contribution of the employee. Further, the plan provides for additional employer contributions based on the discretion of the Board of Directors. Plan contributions charged to expense were $0.1 million for each of the years ended December 31, 2003, 2002 and 2001.

        The Company has entered into deferred compensation arrangements with certain officers, directors, and consultants, whereby these individuals agreed to take common stock of the Company at a future date in lieu of cash payments. The common stock is to be issued in conjunction with a "trigger event", as that term is defined in the individual agreements. At December 31, 2003 and 2002, these individuals have earned, and the Company has reserved for future issuance, 345,829 and 325,829 shares of common stock, respectively, pursuant to these arrangements. The Company has also accrued $1.5 million and $1.3 million as an other liability at December 31, 2003 and 2002, respectively, representing the value associated with the shares earned.

        During 1997, the Company established the American Equity Investment NMO Deferred Compensation Plan ("NMO Deferred Compensation Plan") whereby agents can earn common stock in addition to their normal commissions. Awards are calculated using formulas determined annually by the Company's Board of Directors and are generally based upon new annuity deposits. For the years ended December 31, 2003, 2002 and 2001, agents earned the right to receive 325,370; 692,439 and 563,637 shares, respectively. These shares will be distributed at the end of the vesting and deferral period of 9 years. A portion of the awards may be subject to forfeiture if certain production levels are not met over the remaining vesting period. The Company recognizes commission expense as the awards vest. For the years ended December 31, 2003, 2002 and 2001, agents vested in 405,796; 476,918 and 351,717 shares of common stock, respectively, and the Company recorded commission expense (which was subsequently capitalized as deferred policy acquisition costs) of $2.6 million, $2.6 million and $2.5 million, respectively, under these plans. Amounts accrued are reported as other liabilities until the stock has been issued. At December 31, 2003, the Company has reserved 2,086,000 shares for future issuance under the plans. Two of the Company's national marketing organizations each accounted for more than 10% of the annuity deposits and insurance premium collections during 2003. One of the Company's national marketing organizations accounted for more than 10% of the annuity deposits and insurance premium collections during 2002 and 2001.

        During 2003, the Company created a Rabbi Trust, the NMO Deferred Compensation Trust (the "Trust") and issued 1,591,083 shares of its common stock to the Trust to fund the vested share liability established under the NMO Deferred Compensation Plan. In accordance with FASB's Emerging Issues Task Force Issue No. 97-14, "Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested", the stock held in the Trust is included as part of common stock issued and outstanding. In the December 31, 2003 consolidated balance sheet, the common shares held in the Rabbi Trust and the related Trust obligation funded by such shares are included in the common stock and additional paid-in-capital components as a respective deduction and addition, with no impact on the reported amount of total stockholders' equity, as the Plan does not permit diversification and must be settled by the delivery of a fixed number of shares of the Company's stock.

        Prior to the Company's initial public offering, the Company performed an internal valuation which involved estimates by management to determine a market value as there was no publicly quoted market value for the Company's stock. Those estimates were based upon various factors including past stock transactions with third parties, growth in the Company's revenues, comparison of the Company's growth pattern to other companies and annual valuations completed by investment bankers familiar with the operations of the Company. The results of the internal valuation affected the amount of commission expense recognized (which was capitalized as deferred policy acquisition costs) in connection with the American Equity Investment NMO Deferred Compensation Plan as described in the preceding paragraph. The results of the internal valuation of the Company's stock also affected the calculation of earnings per common share—assuming dilution by affecting the number of dilutive securities used in the calculation (see Note 13).

        The Company has a Stock Option and Warrant Agreement with Mr. Noble (owner of 4% of its outstanding common stock at December 31, 2003) which allows the purchase of 1,200,000 shares of the Company's common stock. Included in this amount are warrants to purchase 240,000 shares of common stock at $3.33 per share that were exercised in 2000 and options expiring in 2007 to purchase 600,000 shares of common stock at $3.33 per share and 360,000 shares of common stock at $7.33 per share.

        During 2000, as a separate deferred compensation agreement, the Company loaned Mr. Noble $0.8 million pursuant to a forgivable loan agreement. The forgivable loan agreement is with full recourse, and although the proceeds of the loan were used for the exercise of warrants described in the preceding paragraph, the loan is not collateralized by the shares issued in connection with the exercise of these warrants. Further, these warrants were not issued in connection with the Company's employee stock option plan, but were issued to Mr. Noble, the Company's founding shareholder, as part of his initial capitalization of the Company. This loan is repayable in five equal annual installments of principal and interest, each of which may be forgiven if Mr. Noble remains continuously employed by the Company in his present capacity, subject to specified exceptions.

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

        Changes in the number of stock options outstanding during the years ended December 31, 2003, 2002 and 2001 are as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Total Exercise Price
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2001	2,577,554	$5.54	$14,290
Granted	87,500	9.67	846
Cancelled	(15,050)	7.91	(119)
Exercised	(5,052)	7.72	(39)

Outstanding at December 31, 2001	2,644,952	5.66	14,978
Granted	—	—	—
Cancelled	(15,547)	9.13	(142)
Exercised	(103)	9.68	(1)

Outstanding at December 31, 2002	2,629,302	5.65	14,835
Granted	300,000	9.00	2,700
Cancelled	(21,640)	6.69	(145)
Exercised	—	—	—

Outstanding at December 31, 2003	2,907,662	5.98	$17,390

        Stock options outstanding at December 31, 2003 are as follows:

	Number of Shares	Weighted- Average Remaining Life (in Years)
Exercise price:
$3.33	1,060,500	3.19
$4.00	346,350	3.56
$5.33	114,000	4.64
$7.33	568,770	4.16
$8.67	18,000	5.92
$9.00	300,000	9.94
$9.67	500,042	7.15

	2,907,662

        At December 31, 2003, the Company had no shares of common stock available for future grant under the 1996 Stock Option Plan, 1,155,708 shares of common stock available for future grant under the 2000 Employee Stock Option Plan, and 225,000 shares of common stock available for future grant under the 2000 Directors Stock Option Plan.

        On December 1, 1997, in connection with a rights offering of shares of the Company's common stock, the Company issued subscription rights to purchase an aggregate of 2,157,375 shares of the Company's common stock to certain officers and directors. The subscription rights have an exercise price of $5.33 per share, were exercisable immediately, and expire on December 1, 2005. During 2002, the expiration date was extended from December 1, 2002 to December 1, 2005 and the Company recognized compensation expense of $0.2 million.

11.   Life Insurance Subsidiaries

        Prior approval of regulatory authorities is required for the payment of dividends to the Company by its life insurance subsidiaries which exceed an annual limitation. During 2003, American Equity Life could pay dividends to its parent of $37.5 million, without prior approval from regulatory authorities.

        Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's life insurance subsidiaries differ from generally accepted accounting principles. Combined net income (loss) for the Company's life insurance subsidiaries as determined in accordance with statutory accounting practices was $25.4 million, $26.0 million and $(17.2) million in 2003, 2002 and 2001, respectively, and total statutory capital and surplus of the Company's life insurance subsidiaries was $374.6 million and $227.2 million at December 31, 2003 and 2002, respectively.

        Life and health insurance companies are subject to certain risk-based capital (RBC) requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on the various risk factors related to it. At December 31, 2003, the Company's life subsidiaries meet the RBC requirements.

12.   Commitments and Contingencies

        The Company leases its home office space and certain equipment under operating leases which expire through December 2008. During the years ended December 31, 2003, 2002 and 2001, rent expense totaled $1.0 million, $1.0 million and $0.5 million, respectively. At December 31, 2003, minimum rental payments due under all noncancellable operating leases with initial terms of one year or more are (dollars in thousands):

Year ending December 31:
2004	$1,050
2005	969
2006	525
2007	89
2008	51

$2,684

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

        In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits alleging improper product design, improper sales practices and similar claims. The Company is currently a defendant in two purported class action lawsuits filed in state courts alleging improper sales practices. In both lawsuits, the plaintiffs are seeking returns of premiums and other compensatory and punitive damages. In neither case has the class been certified at this time. Although the Company has denied all allegations in these lawsuits and intend to vigorously defend against them, the lawsuits are in the early stages of litigation and their outcomes cannot at this time be determined. However, the Company does not believe that these lawsuits will have a material adverse effect on its business, financial condition or results of operations.

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

13.   Earnings Per Share

        The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share data)
Numerator:
Income before cumulative effect of change in accounting principle	$25,440	$14,207	$1,671
Cumulative effect of change in accounting for derivatives	—	—	(799)

Net income—numerator for earnings per common share	25,440	14,207	872
Interest (dividends in 2002 and 2001 related to convertible trust preferred securities) related to convertible subordinated debentures (net of income tax benefit)	1,347	1,348	—

Numerator for earnings per common share—assuming dilution	$26,787	$15,555	$872

Denominator:
Weighted average common shares outstanding	15,684,932	14,528,387	14,530,978
Participating preferred stock	1,875,000	1,875,000	1,875,000

Denominator for earnings per common share	17,559,932	16,403,387	16,405,978
Effect of dilutive securities:
Convertible subordinated debentures (convertible trust preferred securities in 2002 and 2001)	3,198,717	2,592,514	—
Stock options, management subscription rights and warrants	683,548	381,024	1,378,739
Deferred compensation agreements	727,653	1,015,924	737,601

Denominator for earnings per common share—assuming dilution	22,169,850	20,392,849	18,522,318

Earnings per common share:
Income before cumulative effect of change in accounting principle	$1.45	$0.87	$0.10
Cumulative effect of change in accounting for derivatives	—	—	(0.05)

Earnings per common share	$1.45	$0.87	$0.05

Earnings per common share—assuming dilution:
Income before cumulative effect of change in accounting principle	$1.21	$0.76	$0.09
Cumulative effect of change in accounting for derivatives	—	—	(0.04)

Earnings per common share—assuming dilution	$1.21	$0.76	$0.05

        The effect of the convertible trust preferred securities has not been included in the computation of dilutive earnings per common share for 2001 as the effect is antidilutive.

14.   Quarterly Financial Information (Unaudited)

        Unaudited quarterly results of operations are summarized below.

Quarter ended	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
2003
Premiums and product charges	$9,333	$8,750	$8,509	$7,546
Net investment income	90,696	84,235	89,299	94,299
Realized gains (losses) on investments	196	7,592	(907)	65
Change in fair value of derivatives	(13,962)	33,053	6,050	27,384
Total revenues	86,263	133,630	102,951	129,294
Net income	4,477	6,383	6,368	8,212
Earnings per common share	$0.27	$0.39	$0.39	$0.39

Earnings per common share—assuming dilution	$0.23	$0.34	$0.34	$0.32

2002
Premiums and product charges	$5,954	$7,842	$7,316	$7,928
Net investment income	67,586	76,592	77,878	86,492
Realized gains (losses) on investments	(1,087)	569	608	(212)
Change in fair value of derivatives	(9,672)	(34,314)	(12,482)	(1,285)
Total revenues	62,781	50,689	73,320	92,923
Net income	3,258	4,251	2,901	3,797
Earnings per common share	$0.20	$0.26	$0.18	$0.23

Earnings per common share—assuming dilution	$0.18	$0.22	$0.16	$0.20

        The differences between the change in fair value of derivatives by quarter primarily corresponds to the performance of the indices upon which the Company's call options are based. Earnings per common share for each quarter is computed independently of earnings per common share for the year. As a result, the sum of the quarterly earnings per common share amounts may not equal the earnings per common share for the year.

        The 2003 quarterly amounts have been revised for the adoption of FIN 46 effective December 31, 2003, retroactively to January 1, 2003. The effect of this revision was to increase net investment income and total revenues from amounts previously reported. The adoption of FIN 46 had no impact on quarterly net income as previously reported.

Schedule I—Summary of Investments—Other
Than Investments in Related Parties

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

December 31, 2003

Column A	Column B	Column C	Column D
Type of Investment	Amortized Cost(1)	Fair Value	Amount at which shown in the balance sheet(2)
	(Dollars in thousands)
Fixed maturity securities:
Available for sale
United States Government and agencies	$2,594,861	$2,538,325	$2,538,325
Public utilities	51,300	51,835	51,835
Corporate securities	330,993	333,725	333,725
Redeemable preferred stocks	8,923	10,079	10,079
Mortgage and asset-backed securities	717,679	684,061	684,061

	3,703,756	3,618,025	3,618,025
Held for investment
United States Government and agencies	1,751,532	1,641,467	1,751,532
Corporate securities	75,757	75,757	75,757

	1,827,289	1,717,224	1,827,289

Total fixed maturity securities	5,531,045	$5,335,249	5,445,314

Equity securities, available for sale:
Non-redeemable preferred stocks	16,182	$16,091	16,091
Common stocks	5,612	5,318	5,318

Total equity securities	21,794	$21,409	21,409

Mortgage loans on real estate	608,715		608,715
Derivative instruments	119,833		119,833
Policy loans	324		324
Cash and cash equivalents	32,598		32,598

Total investments	$6,314,309		$6,228,193

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

Schedule II—Condensed Financial Information of Registrant

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Balance Sheets

(Dollars in thousands)

	December 31,
	2003	2002
Assets
Cash and cash equivalents	$1,947	$791
Fixed maturity security, available for sale, at market (amortized cost: 2003—$40,000)	40,024	—
Equity securities of subsidiary trusts (not eliminated in consolidation)	3,417	—
Receivable from subsidiary (eliminated in consolidation)	1,420	480
Receivables from related party	27,921	20,462
Property, furniture and equipment, less allowances for depreciation of $1,072 in 2003 and $1,031 in 2002	46	68
Federal income tax recoverable	1,020	558
Deferred income tax asset	6,175	5,943
Other assets	3,103	2,301

	85,073	30,603
Investment in and advances to subsidiaries	329,421	196,815

Total assets	$414,494	$227,418

Liabilities and Stockholders' Equity
Liabilities:
Notes payable	$31,833	$43,333
Subordinated debentures payable to subsidiary trusts (eliminated in consolidation prior to 2003)	116,425	103,591
Payable to subsidiaries	—	1,216
Amounts due to related party	27	100
Other liabilities	2,493	1,700

Total liabilities	150,778	149,940
Stockholders' equity:
Series preferred stock	625	625
Common stock	35,294	14,438
Additional paid-in capital	208,436	56,811
Accumulated other comprehensive loss	(22,742)	(11,944)
Retained earnings	42,103	17,548

Total stockholders' equity	263,716	77,478

Total liabilities and stockholders' equity	$414,494	$227,418

See accompanying note to condensed financial statements.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Statements of Income

(Dollars in thousands)

	Year ended December 31,
	2003	2002	2001
Revenues:
Net investment income	$31	$20	$1,017
Dividends from subsidiary (eliminated in consolidation)	4,000	5,000	—
Dividends from subsidiary trusts (eliminated in consolidation prior to 2003)	214	214	214
Investment advisory fees (eliminated in consolidation)	5,246	1,994	—
Surplus note interest from subsidiary (eliminated in consolidation)	4,080	2,780	3,076
Interest on note receivable from related party	1,291	2,379	3,386

Total revenues	14,862	12,387	7,693
Expenses:
Interest expense on notes payable	1,486	1,901	2,881
Interest expense on debentures issued to subsidiary trusts (eliminated in consolidation prior to 2003)	7,661	7,660	7,663
Other operating costs and expenses	3,013	2,453	1,147

Total expenses	12,160	12,014	11,691

Income (loss) before income tax benefit, equity in undistributed income of subsidiaries and minority interests	2,702	373	(3,998)
Income tax benefit	703	1,912	1,590

Income (loss) before equity in undistributed income of subsidiaries and minority interests	3,405	2,285	(2,408)
Equity in undistributed income of subsidiaries (eliminated in consolidation)	22,035	19,367	10,729

Income before minority interests in subsidiaries	25,440	21,652	8,321
Minority interests in subsidiaries:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	—	(7,445)	(7,449)

Net income	$25,440	$14,207	$872

See accompanying note to condensed financial statements.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Statements of Cash Flows

(Dollars in thousands)

	Year ended December 31,
	2003	2002	2001
Operating activities
Net income	$25,440	$14,207	$872
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Provision for depreciation and amortization	285	159	198
Accrual of discount on fixed maturity security	—	—	(59)
Equity in undistributed income of subsidiaries	(22,035)	(19,367)	(10,729)
Minority interests in subsidiaries—earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	—	7,445	7,449
Accrual of discount on debenture issued to subsidiary trust	522	521	522
Deferred income tax benefit	(241)	(1,353)	(1,590)
Changes in operating assets and liabilities:
Receivable from subsidiary	(940)	20	—
Receivable from related party	(7,459)	8,677	13,234
Federal income tax recoverable	(462)	(558)	—
Other assets	(433)	343	(126)
Amounts due to related parties	(73)	100	(4,000)
Other liabilities	793	352	(77)

Net cash provided by (used in) operating activities	(4,603)	10,546	5,694
Investing activities
Capital contributions to subsidiaries	(125,025)	(50)	(10,025)
Acquisition of fixed maturity security—available for sale	(40,000)	—	—
Sales of preferred stock	—	—	16,942
Purchases of property, plant and equipment	(19)	—	(177)
Purchase of surplus notes from subsidiary	—	(10,000)	(16,000)

Net cash used in investing activities	(165,044)	(10,050)	(9,260)
Financing activities
Financing fees incurred and deferred	$(610)	$(100)	$—
Proceeds from notes payable	—	10,000	6,000
Repayments of notes payable	(11,500)	(13,334)	(3,333)
Proceeds from issuance of subordinated debentures	12,000	—	—
Net proceeds from issuance of common stock	171,265	137	39
Dividends paid	(352)	(163)	(164)

Net cash provided by (used in) financing activities	170,803	(3,460)	2,542

Increase (decrease) in cash and cash equivalents	1,156	(2,964)	(1,024)
Cash and cash equivalents at beginning of year	791	3,755	4,779

Cash and cash equivalents at end of year	$1,947	$791	$3,755

Supplemental disclosures of cash flow information
Cash paid during the year for interest:
Notes payable	$2,629	$1,763	$2,881
Subordinated debentures	7,139	7,139	7,141
Non-cash investing and financing activities:
Fixed maturity security contributed to subsidiary	—	—	19,962
Subordinated debentures issued to subsidiary trust for common equity securities of the subsidiary trust	372	—	—

See accompanying note to condensed financial statements.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Note to Condensed Financial Statements

December 31, 2003

1.     Basis of Presentation

        The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of American Equity Investment Life Holding Company.

        In the parent company financial statements, the Company's investment in and advances to subsidiaries (which includes surplus notes issued by American Equity Life) is stated at cost plus equity in undistributed income (losses) of subsidiaries since the date of acquisition and net unrealized gains/losses on the subsidiaries' fixed maturity securities classified as "available for sale" and equity securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.

        Equity securities of subsidiary trusts (not eliminated in consolidation) represents the parent company's investment in the common equity securities of three subsidiary trusts that are no longer included in the Company's consolidated financial statements. See notes 1 and 9 to the consolidated financial statements for a discussion of the financial reporting for these subsidiary trusts as a result of the adoption of FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" on December 31, 2003.

        See note 7 to the consolidated financial statements for a description of the parent company's notes payable.

Schedule III—Supplementary Insurance Information

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable
	(Dollars in thousands)
As of December 31, 2003: Life insurance	$703,664	$8,315,874	$—	$60,995

As of December 31, 2002: Life insurance	$595,450	$6,737,888	$—	$35,644

As of December 31, 2001: Life insurance	$492,757	$4,420,720	$—	$22,046

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses
	(Dollars in thousands)
Year ended December 31, 2003: Life insurance	$34,138	$358,529	$321,168	$52,982	$39,043

Year ended December 31, 2002: Life insurance	$29,040	$308,548	$181,923	$39,930	$28,909

Year ended December 31, 2001: Life insurance	$25,661	$209,086	$120,606	$23,040	$27,277

Schedule IV—Reinsurance

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2003:
Life insurance in force, at end of year	$2,580,812	$1,034	$141,817	$2,721,595	5.21%

Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$26,025	$5,573	$—	$20,452	—%
Traditional life and accident and health insurance premiums	11,941	156	1,901	13,686	13.89%

	$37,966	$5,729	$1,901	$34,138	5.57%

Year ended December 31, 2002:
Life insurance in force, at end of year	$2,084,417	$807	$133,745	$2,217,355	6.03%

Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$17,091	$1,715	$—	$15,376	—%
Traditional life and accident and health insurance premiums	10,421	362	3,605	13,664	26.38%

	$27,512	$2,077	$3,605	$29,040	12.41%

Year ended December 31, 2001:
Life insurance in force, at end of year	$2,366,765	$260,675	$209,647	$2,315,737	9.05%

Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$12,555	$35	$—	$12,520	—%
Traditional life and accident and health insurance premiums	9,043	156	4,254	13,141	32.37%

	$21,598	$191	$4,254	$25,661	16.58%

Item 16. Exhibits and Financial Statement Schedules.

(a)
Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation, including Articles of Amendment**††
3.2	Articles of Amendment to Articles of Incorporation filed on September 23, 2003#
3.3	Amended and Restated Bylaws†
4.1	Agreement dated December 4, 1997 between American Equity Investment Life Holding Company and Farm Bureau Life Insurance Company re Right of First Refusal*
4.2	Stockholders' Agreement dated April 30, 1997 among American Equity Investment Life Holding Company and stockholders*
4.3	Registration Rights Agreement dated April 30, 1997 between American Equity Investment Life Holding Company and stockholders*
4.4	Amended and Restated Declaration of Trust of American Equity Capital Trust I dated September 7, 1999†
4.5	Indenture dated September 7, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.6	Trust Preferred Securities Guarantee Agreement dated September 7, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.7	Trust Common Securities Guarantee Agreement dated September 7, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.8	Indenture dated October 29, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee)#
4.9	Trust Preferred Securities Guarantee Agreement dated October 29, 1999 between American Equity Investment Life Holding Company and West Des Moines, State Bank, as trustee#
4.10	Trust Common Securities Guarantee Agreement dated October 29, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.11	Indenture dated December 16, 2003, between American Equity Investment Life Holding Company and Wilmington Trust Company, as trustee
4.12	Guarantee Agreement dated December 16, 2003, between American Equity Investment Life Holding Company and Wilmington Trust Company, as trustee
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

10.1-B
Second Restated and Amended General Agency Commission and Servicing Agreement dated as of October 1, 2002 between American Equity Investment Life Insurance Company and American Equity Investment Service Company††††††
10.1-C
First Amendment to the 1999 General Agency Commission and Servicing Agreement effective July 1, 2003 between American Equity Investment Life Insurance Company and American Equity Investment Service Company
10.2	1996 Stock Option Plan*
10.3	Restated and Amended Stock Option and Warrant Agreement dated April 30, 1997 between American Equity Investment Life Holding Company and D.J. Noble*
10.4	Warrant to Purchase Common Stock dated May 12, 1997 issued to Sanders Morris Mundy Inc.*
10.5	Deferred Compensation Agreements between American Equity Investment Life Holding Company and
(a) James M. Gerlach dated June 6, 1996*
(b) Terry A. Reimer dated November 11, 1996*
(c) David S. Mulcahy dated December 31, 1997*
10.6	Forgivable Loan Agreement dated April 30, 2000 between American Equity Investment Life Holding Company and D.J. Noble††
10.7	2000 Employee Stock Option Plan††
10.8	2000 Director Stock Option Plan††
10.9	Coinsurance and Yearly Renewable Term Reinsurance Agreement dated January 1, 2001 between American Equity Investment Life Holding Company and Atlantic International Reinsurance Company LTD.††††
10.10	Coinsurance Agreement dated December 19, 2001 between American Equity Investment Life Holding Company and EquiTrust Life Insurance Company†††††
10.10-A	Coinsurance Agreement dated December 29, 2003 between American Equity Investment Life Holding Company and EquiTrust Life Insurance Company
10.11
Amended and Restated Credit Agreement dated December 30, 2002 among American Equity Investment Life Holding Company, West Des Moines State Bank, as co-agent, Fleet National Bank, as documentation agent and U.S. Bank National Association, as agent††††††
10.12	2002 Coinsurance and Yearly Renewable Term Reinsurance Agreement dated November 1, 2002 between American Equity Investment Life Holding Company and Hannover Life Reassurance Company of America†††††††
10.13	2003 Coinsurance and yearly Renewable Term Reinsurance Agreement dated September 30, 2003 between American Equity Investment Life Holding Company and Hannover Life Reassurance Company of America#
10.13-A
First Amendment to 2003 Coinsurance and yearly Renewable Term Reinsurance Agreement dated September 30, 2003 between American Equity Investment Life Holding Company and Hannover Life Reassurance Company of America
10.14	Form of Change in Control Agreement between American Equity Investment Life Holding Company and each of John M. Matovina, Kevin R. Wingert, Debra J. Richardson and Wendy L. Carlson#

10.15	Form of Change in Control Agreement between American Equity Investment Life Holding Company and each James M. Gerlach and Terry A. Reimer#
10.16
First Amendment dated August 14, 2003 to Amended and Restated Credit Agreement dated December 30, 2002 among American Equity Investment Life Holding Company, West Des Moines State Bank, as co-agent, Fleet National Bank, documentation agent and U.S. National Association, as agent#
10.17
Second Amendment dated October 24, 2003 to Amended and Restated Credit Agreement dated December 30, 2002 among American Equity Investment Life Holding Company, West Des Moines State Bank, as co-agent, Fleet National Bank, as documentation agent and U.S. Bank National Association, as agent#
10.18
Third Amendment dated December 31, 2003, to Amended and Restated Credit Agreement dated December 30, 2002 among American Equity Investment Life Holding Company, West Des Moines State Bank, as co-agent, Fleet National Bank, as documentation agent and U.S. Bank National Association, as agent
21.1	Subsidiaries of American Equity Investment Life Holding Company
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to American Equity Investment Life Holding Company's Registration Statement on Form 10 dated April 29, 1999

**
Incorporated by reference to the Registration Statement on Form 10 dated April 29, 1999 and Post-Effective Amendment No. 1 to the Registration Statement on Form 10 dated July 20, 1999

†
Incorporated by reference to Form 10-K for the period ended December 31, 1999

††
Incorporated by reference to Form 10-Q for the period ended June 30, 2000

†††
Incorporated by reference to Form 10-K for the period ended December 31, 2000

††††
Incorporated by reference to Form 10-Q for the period ended September 30, 2001

†††††
Incorporated by reference to Form 10-K for the period ended December 31, 2001

††††††
Incorporated by reference to Form 10-K for the period ended December 31, 2002

†††††††
Incorporated by reference to Form 10-Q for the period ended June 30, 2003

#
Incorporated by reference to the Registration Statement on Form S-1 dated September 15, 2003, including all pre-effective amendments thereto

QuickLinks

  Part I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Part II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  PART III
  PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY INDEX TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
REPORT OF INDEPENDENT AUDITORS
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands, except per share data)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003
Schedule I—Summary of Investments—Other Than Investments in Related Parties AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY December 31, 2003
Schedule II—Condensed Financial Information of Registrant AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY) Condensed Balance Sheets (Dollars in thousands)
Schedule II—Condensed Financial Information of Registrant (Continued) AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY) Condensed Statements of Income (Dollars in thousands)
Schedule II—Condensed Financial Information of Registrant (Continued) AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY) Condensed Statements of Cash Flows (Dollars in thousands)
Schedule II—Condensed Financial Information of Registrant (Continued) AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY) Note to Condensed Financial Statements December 31, 2003
Schedule III—Supplementary Insurance Information AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
Schedule IV—Reinsurance AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
  Item 16. Exhibits and Financial Statement Schedules.