Form 10-Q
period 2004-03-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2004-05-06
CIK 1039828

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number : 001-31911

American Equity Investment Life Holding Company

(Exact name of registrant as specified in its charter)

Iowa	42-1447959
(State of Incorporation)	(I.R.S. Employer Identification No.)

5000 Westown Parkway, Suite 440 West Des Moines, Iowa	50266
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(515) 221-0002
(Telephone)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange

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

Yes ☒   No ☐

APPLICABLE TO CORPORATE ISSUERS:

Shares of common stock outstanding at April 30, 2004: 36,099,035

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	March 31, 2004	December 31, 2003

Assets
Cash and investments:
Fixed maturity securities:
Available for sale, at market (amortized cost: 2004 – $3,695,262; 2003 - $3,703,756)	$3,677,171	$3,618,025
Held for investment, at amortized cost (market: 2004 – $2,171,119; 2003 - $1,717,224)	2,224,344	1,827,289
Equity securities, available for sale, at market (cost: 2004 – $22,395; 2003 - $21,794)	21,973	21,409
Mortgage loans on real estate	643,703	608,715
Derivative instruments	108,326	119,833
Policy loans	324	324
Cash and cash equivalents	252,308	32,598
Total cash and investments	6,928,149	6,228,193

Coinsurance deposits—related party	1,987,479	1,926,603
Premiums due and uncollected	1,419	1,213
Accrued investment income	32,713	29,386
Receivables from related parties	22,437	28,015
Property, furniture and equipment	3,522	1,574
Deferred policy acquisition costs	588,278	608,197
Deferred sales inducements	97,917	95,467
Deferred income tax asset	51,040	58,833
Amounts receivable on securities sold	185,897	—
Federal income taxes recoverable	—	1,737
Other assets	4,463	6,333
Assets held in separate account	3,626	3,626

Total assets	$9,906,940	$8,989,177

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

	March 31, 2004	December 31, 2003

Liabilities and Stockholders’ Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$47,425	$44,497
Annuity and single premium universal life products	8,556,620	8,271,377
Other policy funds and contract claims	69,850	60,995
Amounts due to related party under General Agency Commission and Servicing Agreement	29,922	40,601
Other amounts due to related parties	24,223	22,551
Notes payable	31,833	31,833
Subordinated debentures	116,555	116,425
Amounts due under repurchase agreements	—	108,790
Amounts due on securities purchased	676,008	—
Federal income taxes payable	5,799	—
Other liabilities	46,149	24,766
Liabilities related to separate account	3,626	3,626
Total liabilities	9,608,010	8,725,461

Stockholders’ equity:
Series Preferred Stock, par value $1 per share, 2,000,000 shares authorized; 625,000 shares of 1998 Series A Participating Preferred Stock issued and outstanding	625	625
Common Stock, par value $1 per share, 75,000,000 shares authorized; issued and outstanding: 2004 – 36,099,035 shares; 2003 – 35,294,035 shares	36,099	35,294
Additional paid-in capital	214,369	208,436
Accumulated other comprehensive loss	(4,703)	(22,742)
Retained earnings	52,540	42,103
Total stockholders’ equity	298,930	263,716
Total liabilities and stockholders’ equity	$9,906,940	$8,989,177

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Traditional life and accident and health insurance premiums	$4,386	$3,602
Annuity and single premium universal life product charges	4,971	5,731
Net investment income	99,361	90,696
Realized gains on investments	379	196
Change in fair value of derivatives	5,815	(13,962)
Total revenues	114,912	86,263

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	3,075	2,323
Interest credited to account balances	85,081	54,781
Change in fair value of embedded derivatives	(16,376)	1,944
Interest expense on General Agency Commission and Servicing Agreement	814	909
Interest expense on notes payable	314	435
Interest expense on subordinated debentures	2,118	1,915
Interest expense on amounts due under repurchase agreements and other interest expense	315	509
Amortization of deferred policy acquisition costs	14,966	10,413
Other operating costs and expenses	8,553	6,199
Total benefits and expenses	98,860	79,428
Income before income taxes	16,052	6,835

Income tax expense	5,615	2,358
Net income	$10,437	$4,477

Earnings per common share	$0.28	$0.27

Earnings per common share - assuming dilution	$0.25	$0.23

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2003	$625	$14,438	$56,811	$(11,944)	$17,548	$77,478
Comprehensive income:
Net income for period	—	—	—	—	4,477	4,477
Change in net unrealized investment gains/losses	—	—	—	(2,005)	—	(2,005)
Total comprehensive income						2,472
Balance at March 31, 2003	$625	$14,438	$56,811	$(13,949)	$22,025	$79,950

Balance at January 1, 2004	$625	$35,294	$208,436	$(22,742)	$42,103	$263,716
Comprehensive income:
Net income for period	—	—	—	—	10,437	10,437
Change in net unrealized investment gains/losses	—	—	—	18,039	—	18,039
Total comprehensive income						28,476
Issuance of 805,000 shares of common stock less issuance expenses of $507	—	805	5,933	—	—	6,738
Balance at March 31, 2004	$625	$36,099	$214,369	$(4,703)	$52,540	$298,930

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

 (Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities
Net income	$10,437	$4,477
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	85,081	54,781
Annuity and single premium universal life product charges	(4,971)	(5,731)
Change in fair value of embedded derivatives	(16,376)	1,944
Increase in traditional life and accident and health insurance reserves	2,928	1,905
Policy acquisition costs deferred	(29,522)	(20,196)
Amortization of deferred policy acquisition costs	14,966	10,413
Provision for depreciation and other amortization	356	276
Amortization of discount and premiums on fixed maturity securities	(29,480)	(44,205)
Realized gains on investments	(379)	(196)
Change in fair value of derivatives	(5,815)	13,962
Deferred income taxes	(1,921)	2,347
Reduction of amounts due to related party under General Agency Commission and Servicing Agreement	(10,679)	(4,650)
Changes in other operating assets and liabilities:
Accrued investment income	(3,327)	4,056
Receivables from related parties	5,578	2,227
Federal income taxes recoverable/payable	7,536	(9,804)
Other policy funds and contract claims	8,855	2,991
Other amounts due to related parties	7,082	11,402
Other liabilities	21,891	5,551
Other	(245)	(1,238)
Net cash provided by operating activities	61,995	30,312

Investing Activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	848,565	628,630
Fixed maturity securities - held for investment	232,769	55,830
Equity securities, available for sale	16,066	1,798
Mortgage loans on real estate	9,612	1,870
Derivative instruments	31,640	4,282
	1,138,652	692,410
Acquisition of investments:
Fixed maturity securities - available for sale	(339,815)	(58,748)
Fixed maturity securities - held for investment	(609,066)	(204,756)
Equity securities, available for sale	(16,537)	(8,498)
Mortgage loans on real estate	(44,600)	(65,100)
Derivative instruments	(20,284)	(24,871)
Policy loans	—	(7)
	(1,030,302)	(361,980)

Purchases of property, furniture and equipment	(2,238)	(73)
Net cash provided by investing activities	106,112	330,357

Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$366,869	$319,246
Coinsurance deposits-related parties	(71,594)	(120,013)
Return of annuity and single premium universal life policyholder account balances	(141,620)	(119,928)
Decrease in amounts due under repurchase agreements	(108,790)	(241,731)
Repayments of notes payable	—	(3,833)
Net proceeds from issuance of common stock	6,738	—
Net cash provided by (used in) financing activities	51,603	(166,259)
Increase in cash and cash equivalents	219,710	194,410

Cash and cash equivalents at beginning of period	32,598	21,163
Cash and cash equivalents at end of period	$252,308	$215,573

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on notes payable and repurchase agreements	$664	$833
Interest on subordinated debentures	1,988	1,784
Income taxes - life subsidiaries	—	9,815

Non-cash financing and investing activities:
Premium and interest bonuses deferred as sales inducements	9,738	7,138

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

1. Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements of American Equity Investment Life Holding Company  (the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by GAAP for complete financial statements.  The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited financial statements.  Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Sales Inducements

The Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” on January 1, 2004.  As it applies to the Company, SOP 03-1 established guidance for the accounting and presentation of costs related to sales inducements (“premium bonuses and bonus interest”).  There was no change to the Company’s method of accounting for sales inducements; however, the capitalized costs are now separately disclosed in the consolidated balance sheets and the related amortization expense is included in interest credited to account balances in the consolidated statements of income.  Prior to 2004, the capitalized costs were included in deferred policy acquisition costs and the amortization expense was included in the amortization of deferred policy acquisition costs.  The 2003 amounts have been reclassified to conform with the 2004 presentation.  The adoption of SOP 03-1 had no effect on net income or stockholders’ equity.  Amortization expense of sales inducements included as a component of interest credited to account balances was $2.0 million and $1.0 million for the three months ended March 31, 2004 and 2003, respectively.

Reclassifications

Certain amounts in the unaudited consolidated financial statements for the period ended March 31, 2003 have been reclassified to conform to the financial statement presentation for March 31, 2004 and December 31, 2003.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options.  Under APB 25, because the exercise price of the company’s employee stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income is required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and has been determined as if the Company had accounted for its employee stock options under the fair value method of these statements.  The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

2004
Risk-free interest rate	1.46%
Dividend yield	0%
Weighted-average expected life	10 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma net earnings and earnings per common share were as follows (dollars in thousands, except per share data):

Three Months Ended March 31, 2004
Net income, as reported – numerator for earnings per common share	$10,437
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(121)
Net income, pro forma – numerator for earnings per common share, pro forma	10,316
Interest on convertible subordinated debentures (net of income tax benefit)	337
Numerator for earnings per common share - assuming dilution, pro forma	$10,653

Earnings per common share, as reported	$0.28
Earnings per common share, pro forma	$0.27
Earnings per common share - assuming dilution, as reported	$0.25
Earnings per common share - assuming dilution, pro forma	$0.25

There is no compensation expense to be determined under the fair value based method for the three months ended March 31, 2003 as there were no options granted or options vesting during that period.

2.  General Agency Commission and Servicing Agreement

The Company has a General Agency Commission and Servicing Agreement with American Equity Investment Service Company (the Service Company), wholly-owned by the Company’s chairman, whereby, the Service Company acts as a national supervisory agent with responsibility for paying commissions to agents of the Company.  This Agreement is more fully described in note 8 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

During the three months ended March 31, 2004 and 2003, the Company paid renewal commissions to the Service Company of $12.1 million and $5.6 million, respectively, which reduced the amounts due under the General Agency Commission and Servicing Agreement and included amounts attributable to imputed interest.

As a source of funds the Service Company borrowed money from the Company.  At March 31, 2004 and December 31, 2003, the amounts receivable from the Service Company totaled $22.3 million and $27.9 million, respectively.  Principal and interest are payable quarterly over five years from the date of the advance.

3. Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands, except per share data)
Numerator:
Net income - numerator for earnings per common share	$10,437	$4,477
Interest on convertible subordinated debentures (net of income tax benefit)	337	337
Numerator for earnings per common share - assuming dilution	$10,774	$4,814

Denominator:
Weighted average common shares outstanding	36,037,112	14,542,605
Participating preferred stock	1,875,000	1,875,000
Denominator for earnings per common share	37,912,112	16,417,605

Effect of dilutive securities:
Convertible subordinated debentures	3,198,717	2,591,014
Stock options and management subscription rights	1,669,992	377,812
Deferred compensation agreements	429,563	1,447,384
Denominator for earnings per common share - assuming dilution	43,210,384	20,833,815

Earnings per common share	$0.28	$0.27

Earnings per common share - assuming dilution	$0.25	$0.23

4. Contingencies

In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits alleging improper product design, improper sales practices and similar claims.  The Company is currently a defendant in two purported class action lawsuits filed in state courts alleging improper sales practices.  In both lawsuits, the plaintiffs are seeking returns of premiums and other compensatory and punitive damages.  In neither case has the class been certified at this time.  Although the Company has denied all allegations in these lawsuits and intends to vigorously defend against them, the lawsuits are in the early stages of litigation and their outcomes cannot at this time be determined.  However, the Company does not believe that these lawsuits will have a material adverse effect on its business, financial condition or results of operations.

In addition, the Company is from time to time subject to other legal proceedings and claims in the ordinary course of business, none of which management believe are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  There can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

5. Subsequent Event

On April 29, 2004, American Equity Capital Trust III (“Trust III”) issued 27 million shares of floating rate (three month London Interbank Offered Rate plus 4.00%) trust preferred securities.  In connection with Trust III’s issuance of these trust preferred securities and the related purchase by the Company of all of Trust III’s common securities, the Company issued $27.8 million in principal amount of its floating rate subordinated debentures due April 29, 2034 to Trust III.  The sole assets of Trust III are the subordinated debentures and any interest accrued thereon.  The interest rate and payment dates on the subordinated debentures correspond to the dividend rate and distribution dates on the trust preferred securities issued by Trust III.  The trust preferred securities mature simultaneously with the subordinated debentures.  All of the trust preferred securities are unconditionally guaranteed by the Company to the extent of the assets of Trust III.  Although the Company owns all of the common securities of Trust III, in accordance with FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, the Company will not consolidate Trust III.  This accounting treatment is more fully described in note 9 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis reviews our consolidated financial position at March 31, 2004, and the consolidated results of operations for the three month periods ended March 31, 2004 and 2003, and where appropriate, factors that may affect future financial performance.  This analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2003.

All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission, press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things:

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

Results of Operations

Three Months Ended March 31, 2004 and 2003

Annuity deposits by product type collected during the three months ended March 31, 2004 and 2003, were as follows:

	Before coinsurance Three months ended March 31,		Net of coinsurance Three months ended March 31,
Product Type	2004	2003	2004	2003
	(Dollars in thousands)		(Dollars in thousands)

Index Annuities:
Index Strategies	$209,797	$125,485	$168,831	$76,112
Fixed Strategy	61,459	67,699	49,458	41,062
	271,256	193,184	218,289	117,174

Fixed Rate Annuities:
Single-Year Rate Guaranteed	88,765	112,245	70,138	68,242
Multi-Year Rate Guaranteed	6,848	13,817	6,848	13,817
	95,613	126,062	76,986	82,059
	$366,869	$319,246	$295,275	$199,233

For information related to our coinsurance agreements, see note 5 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Increases in annuity deposits during the first quarter of 2004 compared to the same period in 2003 resulted from the implementation of our full marketing program following the completion of our initial public offering (“IPO”) in December of 2003. The IPO raised proceeds of approximately $178.0 million, net of underwriting discount and expenses.  We contributed $125.0 million of the proceeds to our life subsidiary, American Equity Investment Life Insurance Company (“American Equity Life”).  Prior to the completion of our IPO we had taken actions during 2003 and at the end of 2002 to manage our capital position, including reductions in our interest crediting rates on both new and existing annuities, reductions in sales commissions and suspension of sales of one of our higher commission annuity products and our most popular multi-year rate guaranteed annuity product.

Net income increased 131% to $10.4 million for the first quarter of 2004, compared to $4.5 million for the same period in 2003.  The growth in net income is primarily due to an increase in our invested assets of 27% (on an amortized cost basis) from March 31, 2003 to March 31, 2004.

Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) decreased 12% to $5.0 million for the first quarter of 2004, compared to $5.7 million for the same period in 2003.  This decrease was due to a reduction in surrenders of higher surrender charge products and an increase in surrenders on products with lower or no surrender charges in the first quarter of 2004 compared to the same period in 2003.

Net investment income increased 10% to $99.4 million in the first quarter of 2004, compared to $90.7 million for the same period in 2003.  This increase is principally attributable to the growth in our annuity business and corresponding increases in our invested assets.  Invested assets (amortized cost basis) increased 27% to $6.59 billion at March 31, 2004 compared to $5.17 billion at March 31, 2003, while the weighted average yield earned on average invested assets was 6.33% for the three months ended March 31, 2004 compared to 7.00% for the same period in 2003.

Realized gains on investments were $0.4 million in the first quarter of 2004 compared to $0.2 million for the same period in 2003.  Realized gains and losses on investments fluctuate from period to period due to changes in the interest rate and economic environment and the timing of the sale of investments.  Realized gains and losses on investments include gains and losses on the sale of securities as well as losses recognized when the fair value of a security is written down in recognition of an “other than temporary” impairment.

The components of realized gains on investments for the three months ended March 31, 2004 and 2003 are set forth as follows:

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$8,026	$3,387
Gross realized losses	(137)	(328)
Writedowns (other than temporary impairments)	(7,639)	(2,903)
	250	156
Equity securities	129	40
	$379	$196

See “Financial Condition - Investments” for additional discussion of write downs of the fair value of securities for “other than temporary” impairments.

Change in fair value of derivatives (call options purchased to fund annual index credits on index annuities) was an increase of $5.8 million in the first quarter of 2004, compared to a decline of $14.0 million for the same period in 2003.  The components of the change in fair value of derivatives are summarized as follows:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Change in fair value of derivatives:
Gains received at expiration or recognized upon early termination	$30,650	$4,282
Cost of money for index annuities	(10,901)	(17,979)
Change in difference between fair value and remaining option cost at beginning and end of period	(13,934)	(265)
	$5,815	$(13,962)

The difference between the change in fair value of derivatives between the two quarters is primarily due to the performance of the indices upon which our options are based.  If the indices do not appreciate in value from the date the options were purchased or the preceding valuation (balance sheet) date, the time value of money component of the call option’s cost will cause the change in fair value of derivatives to be negative.  A substantial portion of our options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices.

The amounts reported in the table above for gains at expiration primarily reflect the changes in the indices from the date the option was acquired to the date it expired.  Gains at expiration for the first quarter of 2004 compared to the same period in 2003 were higher primarily due to substantial appreciation in the equity market indices upon which the options are based.  For the twelve months ended March 31, 2004, the S&P 500 Index (upon which the majority of our options are based) increased 33% compared to a decrease of 26% for the twelve months ended March 31, 2003.

The change in fair value of derivatives is also influenced by the aggregate cost of the options purchased which is related to the amount of policyholder funds allocated to the various indices.  The aggregate cost of option purchases has been declining since the second quarter of 2003 when we refined our hedging process to purchase options that were out of the money to the extent of anticipated minimum guaranteed interest on the index policies.  Prior to that, all options were purchased at the money at a higher cost.  See Critical Accounting Policies - Derivative Instruments - Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Interest credited to account balances increased 55% to $85.1 million in the first quarter of 2004, compared to $54.8 million for the same period in 2003.  This increase was principally attributable to index credits on index policies which increased to $36.6 million during the first quarter of 2004 from $3.9 million during the same period in 2003 as a result of increases in the underlying indices (see discussion above under change in fair value of derivatives).  The increase was also attributable to the increase in the average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) during the first quarter of 2004 of 18% to $6.46 billion from $5.49 billion during the same period in 2003 and an increase in amortization of deferred sales inducements.  Amortization of deferred sales inducements was $2.0 million and $1.0 million for the three months ended March 31, 2004 and 2003, respectively.  These increases were offset in part by a decrease in weighted average crediting rates, which we implemented in connection with our spread management process, of 65 basis points from March 31, 2003 to March 31, 2004.

Our investment spread is summarized as follows:

	March 31,
	2004	2003
Weighted average yield on invested assets	6.33%	7.00%
Weighted average net index costs for index annuities	3.43%	4.12%
Weighted average crediting rate for fixed rate annuities:
Annually adjustable	3.53%	4.46%
Multi-year rate guaranteed	5.64%	5.78%

Investment spread:
Index annuities	2.90%	2.88%
Fixed rate annuities:
Annually adjustable	2.80%	2.54%
Multi-year rate guaranteed	0.69%	1.22%

The weighted average crediting rate and investment spread are computed without the impact of amortization of deferred sales inducements.  With respect to our index annuities, index costs represent the expenses we incur to fund the annual income credits and minimum guaranteed interest credited on the index business.  Gains realized on such options are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances.  See Critical Accounting Policies - Derivative Instruments - Equity Index Products and note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Change in fair value of embedded derivatives was a decrease of $16.4 million in the first quarter of 2004 compared to an increase of $1.9 million for the first quarter of 2003.  The liabilities on our index annuities are treated as a “series of embedded derivatives” over the life of the applicable contracts.  We are required to estimate the fair value of the future index reserve liabilities by valuing the “host’ (or guaranteed) component of the liabilities and projecting (i) the expected index credits on the next policy anniversary dates and (ii) the net cost of annual options we will purchase in the future to fund index credits.  The change in the amount of expense recognized during the first quarter of 2004 and 2003 primarily resulted from the increase or decrease in expected index credits on the next policy anniversary dates, which are related to the change in the fair value of the options acquired to fund these index credits discussed above in the “Change in fair value of derivatives”.  In addition, the host value of the index reserve liabilities increased primarily as a result of increases in index annuity premium deposits.  See “Critical Accounting Policies - Derivative Instruments - Index Products” and note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Amortization of deferred policy acquisition costs increased 44% to $15.0 million in the first quarter of 2004, compared to $10.4 million for the same period in 2003.  This increase is primarily due to additional annuity deposits as discussed above.  The application of SFAS No. 133 resulted in a $1.1 million increase in amortization in the first quarter of 2004 and a reduction in amortization of $0.6 million in the first quarter of 2003.  See notes 1and 4 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Other operating costs and expenses increased 38% to $8.6 million in the first quarter of 2004, compared to $6.2 million for the same period in 2003.  The increase during the first quarter of 2004 compared to the same period in 2003 was principally attributable to an increase of $1.0 million in marketing expenses, $0.7 million in salaries and related costs of employment due to growth in our annuity business and $0.3 million in risk charges related to the reinsurance agreements entered into with Hannover Life Reassurance Company of America.  These agreements are more fully described in note 5 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Financial Condition

Investments

Our investment strategy is to maintain a predominantly investment grade fixed income portfolio, provide adequate liquidity to meet our cash obligations to policyholders and others and maximize current income and total investment return through active investment management.  Consistent with this strategy, our investments principally consist of fixed maturity securities and short-term investments.  We also had approximately 1.6% and 1.9% of our invested assets at March 31, 2004 and December 31, 2003 in derivative instruments (primarily equity market index call options) purchased in connection with the issuance of index annuities.

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

We have classified a substantial portion of our fixed maturity investments as available for sale.  Available for sale securities are reported at market value and unrealized gains and losses, if any, on these securities (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) are included directly in a separate component of stockholders’ equity, thereby exposing stockholders’ equity to volatility due to changes in market interest rates and the accompanying changes in the reported value of securities classified as available for sale, with stockholders’ equity increasing as interest rates decline and, conversely, decreasing as interest rates rise.

Cash and investments increased to $6.93 billion at March 31, 2004 compared to $6.23 billion at December 31, 2003 as a result of the growth in our annuity business discussed above.  At March 31, 2004, the fair value of our available for sale fixed maturity and equity securities was $18.5 million less than the amortized cost of those investments, compared to $86.1 million at December 31, 2003.  At March 31, 2004, the amortized cost of our fixed maturity securities held for investment exceeded the market value by $53.2 million, compared to $110.1 million at December 31, 2003.  The decrease in the net unrealized investment losses at March 31, 2004 compared to December 31, 2003 is related to a decrease in market interest rates.

The composition of our investment portfolio is summarized as follows:

	March 31, 2004		December 31, 2003
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government and agencies	$4,797,061	69.3%	$4,289,857	68.9%
Public utilities	51,221	0.7%	51,835	0.8%
Corporate securities	326,908	4.7%	409,482	6.6%
Redeemable preferred stocks	21,446	0.3%	10,079	0.2%
Mortgage and asset-backed securities:
Government	273,752	4.0%	264,102	4.2%
Non-government	431,127	6.2%	419,959	6.7%
Total fixed maturity securities	5,901,515	85.2%	5,445,314	87.4%
Equity securities	21,973	0.3%	21,409	0.4%
Mortgage loans on real estate	643,703	9.3%	608,715	9.8%
Derivative instruments	108,326	1.6%	119,833	1.9%
Policy loans	324	—	324	—
Cash and cash equivalents	252,308	3.6%	32,598	0.5%
Total cash and investments	$6,928,149	100.0%	$6,228,193	100.0%

At March 31, 2004 and December 31, 2003, the amortized cost and estimated fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
March 31, 2004
Fixed maturity securities:
Available for sale:
United States Government and agencies	21	$1,285,938	$(36,647)	$1,249,291
Corporate securities	7	52,368	(7,807)	44,561
Mortgage and asset-backed securities:
Non-government	14	276,972	(17,184)	259,788
	42	$1,615,278	$(61,638)	$1,553,640

Held for investment:
United States Government and agencies	32	$1,813,689	$(54,221)	$1,759,468
	32	$1,813,689	$(54,221)	$1,759,468

Equity securities, available for sale:
Non-redeemable preferred stocks	1	$6,183	$(10)	$6,173
Common stocks	2	1,995	(431)	1,564
	3	$8,178	$(441)	$7,737

December 31, 2003
Fixed maturity securities:
Available for sale:
United States Government and agencies	42	$2,274,503	$(57,686)	$2,216,817
Public utilities	4	27,057	(189)	26,868
Corporate securities	14	101,027	(10,753)	90,274
Mortgage and asset-backed securities:
United States Government and agencies	4	111,257	(1,258)	109,999
Non-government	22	421,583	(37,725)	383,858
	86	$2,935,427	$(107,611)	$2,827,816

Held for investment:
United States Government and agencies	33	$1,751,532	$(110,065)	$1,641,467
	33	$1,751,532	$(110,065)	$1,641,467

Equity securities, available for sale:
Non-redeemable preferred stocks	2	$13,683	$(132)	$13,551
Common stocks	2	1,995	(294)	1,701
	4	$15,678	$(426)	$15,252

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2004 and December 31, 2003, by contractual maturity, that were in an unrealized loss position are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of our mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
March 31, 2004
Due after one year through five years	$—	$—	$—	$—
Due after five years through ten years	199,770	191,750	—	—
Due after ten years through twenty years	424,138	397,632	35,000	34,948
Due after twenty years	714,398	704,470	1,778,689	1,724,520
	1,338,306	1,293,852	1,813,689	1,759,468

Mortgage-backed and asset-backed securities	276,972	259,788	—	—
	$1,615,278	$1,553,640	$1,813,689	$1,759,468
December 31, 2003
Due after one year through five years	$5	$4	$—	$—
Due after five years through ten years	200,268	188,072	—	—
Due after ten years through twenty years	838,834	816,539	35,000	34,324
Due after twenty years	1,363,480	1,329,344	1,716,532	1,607,143
	2,402,587	2,333,959	1,751,532	1,641,467

Mortgage-backed and asset-backed securities	532,840	493,857	—	—
	$2,935,427	$2,827,816	$1,751,532	$1,641,467

The table below presents our fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations.

		March 31, 2004		December 31, 2003
NAIC Designation	Rating Agency Equivalent	Carrying Amount	Percent	Carrying Amount	Percent
		(Dollars in thousands)

1	Aaa/Aa/A	$5,678,504	96.2%	$5,191,006	95.3%
2	Baa	146,443	2.5%	174,519	3.2%
3	Ba	39,413	0.7%	47,904	0.9%
4	B	17,478	0.3%	21,109	0.4%
5	Caa and lower	19,644	0.3%	10,773	0.2%
6	In or near default	33	—	3	—
	Total fixed maturities	$5,901,515	100.0%	$5,445,314	100.0%

At March 31, 2004 and December 31, 2003, the fair value of investments we owned that were non-investment grade or not rated was $87.1 million and $91.5 million, respectively.  Non-investment grade or not rated securities represented 1.5% and 1.7% at March 31, 2004 and December 31, 2003, respectively, of the fair value of our fixed maturity securities.  The unrealized losses on investments we owned that were non-investment grade or not rated at March 31, 2004 and December 31, 2003, were $9.8 million and $10.8 million, respectively.  The unrealized losses on such securities at March 31, 2004 and December 31, 2003 represented 8.5% and 4.9%, respectively, of gross unrealized losses on fixed maturity securities.

At March 31, 2004, we identified certain invested assets which have characteristics (i.e. significant unrealized losses compared to book value and industry trends) creating uncertainty as to our future assessment of other than temporary impairments. This list is referred to as our watch list.  We have excluded from this list securities with unrealized losses which are related to market movements in interest rates.

At March 31, 2004, the amortized cost and estimated fair value of each fixed maturity security on the watch list are as follows:

Issuer	Amortized Cost	Unrealized Losses	Estimated Fair Value	Maturity Date	Months Below Amortized Cost
	(Dollars in thousands)
Diversified Asset Securities II Class B-1	3,000	(1,530)	1,470	9/15/2035	17
Land O’ Lakes Capital Securities	8,075	(3,435)	4,640	3/15/2028	39
Northwest Airlines Pass Thru Certificates 1999-1 Class C	8,225	(2,352)	5,873	8/1/2015	36
Pegasus Aviation 1999-1A C1	5,949	(2,849)	3,100	3/25/2029	31
	$25,249	$(10,166)	$15,083

We have reviewed these investments and concluded that there was no other than temporary impairment on these investment at March 31, 2004. The factors that we considered in making this determination included the financial condition and near-term prospects of the issuer, whether the issuer is current on all payments and all contractual payments have been made, our intent and ability to hold the investment to allow for any anticipated recovery and the length of time and extent to which the fair value has been less than cost.

Our analysis of these securities and their credit performance at March 31, 2004 is as follows:

Diversified Asset Securities II Class B-1 is a pool of asset-backed securities that entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of financial assets.  We determined that an other than temporary impairment charge was not necessary for the following reasons: (i) as of March 31, 2004 the securities still had an investment grade rating by Moody’s (Baa3); (ii) the securities were current on all scheduled interest payments and (iii) the securities were also passing applicable asset coverage covenants, which we believed should allow Diversified Asset Securities to continue to make interest payments.

Land O’ Lakes is a national, farmer-owned food and agricultural cooperative.  We determined that an other than temporary impairment charge was not necessary for the following reasons: (i) Land O’ Lakes operates in a cyclical industry and had successfully managed through previous cyclical lows; (ii) we calculated that Land O’ Lakes had an EBITDA to interest coverage of 4.49 times for bank debt and 4.42 times for bond debt and determined that Land O’ Lakes had adequate liquidity; (iii) Land O’ Lakes was in the process of improving its balance sheet and had decreased long-term debt to capital from 53.9% to 50.8% and (iv) further improvements are expected in the future.

Northwest Airlines Pass Thru Certificates 1999-1 Class C are backed by the general credit of Northwest Airlines as well as the collateral from a pool of airplanes.  We determined that an other than temporary impairment charge was not necessary for the following reasons: (i) we believed that a bankruptcy was unlikely since Northwest had begun to see benefits from its attempts to return to profitability; (ii) we believed Northwest had adequate liquidity; (iii) we calculated Northwest to have unrestricted cash at December 31, 2003 of approximately $2.9 billion; (iv) even if Northwest declared bankruptcy, these bonds would have remained current for at least 18 months due to a liquidity coverage feature and the bonds could remain current after 18 months if Northwest affirmed the leases on the planes in the collateral pool in the unlikely event of a bankruptcy and (v) based upon the liquidity of Northwest ($2.9 billion at December 31, 2003) and the improving conditions in the airline industry we believe the event of a default is remote.

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

Each of the four securities on the watch list is current in respect to payments of principal and interest.  We have concluded for each of the four securities on the watch list that we have the intent and the ability to hold these securities for a period of time sufficient to allow for a recovery in fair value.

We took writedowns on certain other investments that we concluded did have an other than temporary impairments during the three months ended March 31, 2004 and 2003 of $7.9 million and $2.9 million, respectively.  Following is a discussion of each security for which we have taken write downs on during the three months ended March 31, 2004 and 2003.

Oakwood Mortgage 2000-C Class M1 is backed by installment sales contracts secured by manufactured homes and liens on real estate.  We wrote this security down by $7.6 million in the first quarter of 2004 due to an increase in default rates and realized losses above expected levels along with a downgrade to below investment grade on March 8, 2004.

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

There were no sales of securities during the three months ended March 31, 2004 and 2003 that resulted in a material loss.

At March 31, 2004 and December 31, 2003, we held $643.7 million and $608.7 million, respectively, of mortgage loans with commitments outstanding of $77.4 million at March 31, 2004.  These mortgage loans are diversified as to property type, location, and loan size, and are collateralized by the related properties.  Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type.  As of March 31, 2004, there were no delinquencies in our mortgage portfolio.  The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	March 31, 2004		December 31, 2003
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$122,137	19.0%	$115,817	19.0%
Middle Atlantic	59,700	9.3%	56,563	9.3%
Mountain	87,035	13.5%	79,777	13.1%
New England	39,921	6.2%	38,539	6.3%
Pacific	47,924	7.4%	42,327	7.0%
South Atlantic	107,197	16.7%	105,635	17.4%
West North Central	130,179	20.2%	125,163	20.5%
West South Central	49,610	7.7%	44,894	7.4%
Total mortgage loans	$643,703	100.0%	$608,715	100.0%

	March 31, 2004		December 31, 2003
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Property type distribution
Office	162,354	25.2%	$145,490	23.9%
Medical Office	55,023	8.5%	55,314	9.1%
Retail	169,245	26.3%	163,434	26.8%
Industrial/Warehouse	171,283	26.6%	162,943	26.8%
Hotel	16,173	2.5%	20,819	3.4%
Apartment	35,167	5.5%	29,565	4.9%
Mixed use/other	34,458	5.4%	31,150	5.1%
Total mortgage loans	$643,703	100.0%	$608,715	100.0%

Liquidity

We did not issue any debt securities during the first three months of 2004.  For information related to the Company’s notes payable and requirements under the related credit agreement, see note 7 of our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003.

On January 7, 2004 the underwriters of our December 2003 initial public offering exercised their remaining over-allotment option and purchased an additional 805,000 shares of our common stock at a price of $9.00 per share ($8.37 per share net of underwriting discount).

On April 29, 2004, our wholly owned subsidiary, American Equity Capital Trust III (“Trust III”) issued 27 million shares of floating rate (three month London Interbank Offered Rate plus 4.00%) trust preferred securities.  In connection with Trust III’s issuance of these trust preferred securities and the related purchase by us of all of Trust III’s common securities, we issued $27.8 million in principal amount of floating rate subordinated debentures due April 29, 2034 to Trust III.  The sole assets of Trust III are the subordinated debentures and any interest accrued thereon.  The interest rate and payment dates on the subordinated debentures correspond to the dividend rate and distribution dates on the trust preferred securities issued by Trust III.  The trust preferred securities mature simultaneously with the subordinated debentures.  All of the trust preferred securities are unconditionally guaranteed by us to the extent of the assets of Trust III.

The statutory capital and surplus of our life insurance subsidiaries at March 31, 2004 was $359.7 million.  American Equity Life made surplus note interest payments to us of $1.0 million during the three months ended March 31, 2004.  For the remainder of 2004, up to $37.5 million can be distributed by American Equity Life as dividends without prior regulatory approval.  Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities.  American Equity Life had approximately $54.9 million of earned surplus at March 31, 2004.

The transfer of funds by American Equity Life is also restricted by certain covenants in our bank credit facility, which, among other things, require American Equity Life to maintain statutory capital and surplus (including asset valuation and interest maintenance reserves) of $140 million plus 25% of statutory net income and 75% of the capital contributions to American Equity Life for periods subsequent to December 31, 1999.  Under the most restrictive of these limitations, $37.5 million of our earned surplus at March 31, 2004 would be available for distribution by American Equity Life to the parent company in the form of dividends or other distributions.  As disclosed in our audited consolidated financial statements, our loan agreement has been amended from time to time to maintain our continuing compliance with these and other restrictive covenants.

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

Interest rate risk is our primary market risk exposure.  Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the amount of interest we pay on our notes payable, and the market value of our investments.  Our notes payable bear interest at prime or LIBOR plus a specified margin of up to 2.25%.  Our floating rate trust preferred securities issued by Trust IV bear interest at the three month LIBOR plus 4.00%.  Our outstanding balance of notes payable and floating rate trust preferred securities was $44.2 million at March 31, 2004 and December 31, 2003.  The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities.  We have the ability to adjust crediting rates (participation or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values).  In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned.  However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

A major component of our interest rate risk management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities.  We use computer models to simulate cash flows expected from our existing business under various interest rate scenarios.  These simulations enable us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from our assets to meet the expected cash requirements of our liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio.  The “duration” of a security is the time weighted present value of the security’s expected cash flows and is used to measure a security’s sensitivity to changes in interest rates.  When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in value of assets should be largely offset by a change in the value of liabilities.

If interest rates were to increase 10% (38 basis points) from levels at March 31, 2004, we estimate that the fair value of our fixed maturity securities would decrease by approximately $243.0 million.  The impact on stockholders’ equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be an increase of $36.9 million in the accumulated other comprehensive loss.  The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change.  Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.  Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.  However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means as discussed earlier.  See Financial Condition - Liquidity for Insurance Operations included in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2003.

At March 31, 2004 and December 31, 2003, 82% and 74%, respectively, of our fixed income securities have call features and 9% and 19%, respectively, were subject to call redemption.  Another 47% will become subject to call redemption through December 31, 2004.  During the first quarter of 2004 and 2003, we received $1.04 billion and $0.6 billion, respectively, in net redemption proceeds related to the exercise of such call options.  We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds.  Such reinvestment risk typically occurs in a declining rate environment.  Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates on most of our annuity liabilities to maintain the spread at our targeted level.  At March 31, 2004 and December 31, 2003, approximately 75% and 74%, respectively, of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates of 2.25% to 4.00%.

With respect to our index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities.  These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies.  Market value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products.  For the three months ended March 31, 2004 and 2003, the cost of index credits to policyholders on their anniversaries was $36.6 million and $3.9 million, respectively.  Gains on options related to such credits were $30.7 million and $4.3 million, respectively.  The difference between gains on options and index credits for 2004 is primarily due to credits attributable to minimum guaranteed interest self funded by us.  During the second quarter of 2003, we refined our hedging process to purchase options out of the money to the extent of anticipated minimum guaranteed interest on index policies.  On the anniversary dates of the index policies, we purchase new one-year call options to fund the next annual index credits.  The risk associated with these prospective purchases is the uncertainty of the cost, which will determine whether we are able to earn our spread on our index business.  This is a risk we attempt to manage through the terms of our index annuities, which permit us to change annual participation rates, asset fees, and caps, subject to contractual features.  By modifying participation rates, asset fees or caps, we can limit option costs to budgeted amounts, except in cases where the contractual features would prevent further modifications.  Based upon actuarial testing which we conduct as a part of the design of our index products and on an ongoing basis, we believe the risk that contractual features would prevent us from controlling option costs is not material.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our Company’s disclosure controls and procedures were effective.  There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date of such evaluation.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are occasionally involved in litigation, both as a defendant and as a plaintiff.  In addition, state regulatory bodies, such as state insurance departments, the SEC, the National Association of Securities Dealers, Inc., the Department of Labor, and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other thing, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974, as amended and laws governing the activities of broker-dealers.

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

In addition, we are from time to time subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.  There can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits:

31.1                           Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)              Reports on Form 8-K filed during the quarter ended March 31, 2004:

On March 1, 2004, a Form 8-K was filed in connection with a news release reporting the Company’s financial results for the three months and year ended December 31, 2003.  A copy of the news release was furnished with the Form 8-K.

On March 2, 2004, a Form 8-K was filed including a copy of our financial supplement for the three months and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2004	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

	By:	/s/	David J. Noble
David J. Noble, Chief Executive Officer (Principal Executive Officer)

	By:	/s/	Wendy L. Carlson
Wendy L. Carlson, Chief Financial Officer (Principal Financial Officer)

	By:	/s/	Ted M. Johnson
Ted M. Johnson, Vice President - Accounting (Principal Accounting Officer)