Form 10-Q
period 2004-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2004-08-04
CIK 1039828

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes  ☒   No  ☐

APPLICABLE TO CORPORATE ISSUERS:

Shares of common stock outstanding at July 29, 2004: 38,257,812

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	June 30, 2004	December 31, 2003

Assets
Cash and investments:
Fixed maturity securities:
Available for sale, at market (amortized cost: 2004 – $2,480,196; 2003 – $3,703,756)	$2,347,063	$3,618,025
Held for investment, at amortized cost (market: 2004 – $3,492,413; 2003 - $1,717,224)	3,686,903	1,827,289
Equity securities, available for sale, at market (cost: 2004 – $26,145; 2003- $21,794)	23,783	21,409
Mortgage loans on real estate	752,681	608,715
Derivative instruments	105,263	119,833
Policy loans	341	324
Cash and cash equivalents	33,019	32,598
Total cash and investments	6,949,053	6,228,193

Coinsurance deposits - related party	2,074,418	1,926,603
Premiums due and uncollected	1,439	1,213
Accrued investment income	38,312	29,386
Receivables from related parties	22,879	28,015
Property and equipment	3,432	1,574
Deferred policy acquisition costs	670,428	608,197
Deferred sales inducements	123,010	95,467
Deferred income tax asset	72,276	58,833
Federal income taxes recoverable	—	1,737
Other assets	9,565	6,333
Assets held in separate account	3,831	3,626
Total assets	$9,968,643	$8,989,177

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

(Unaudited)

	June 30, 2004	December 31, 2003

Liabilities and Stockholders’ Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$52,373	$44,497
Annuity and single premium universal life products	8,952,884	8,271,377
Other policy funds and contract claims	78,156	60,995
Amounts due to related party under General Agency Commission and Servicing Agreement	29,922	40,601
Other amounts due to related parties	34,673	22,551
Notes payable	8,500	31,833
Subordinated debentures	142,245	116,425
Amounts due under repurchase agreements	343,690	108,790
Federal income taxes payable	5,153	—
Other liabilities	37,461	24,766
Liabilities related to separate account	3,831	3,626
Total liabilities	9,688,888	8,725,461

Stockholders’ equity:
Series Preferred Stock, par value $1 per share, 2,000,000 shares authorized; 1998 Series A Participating Preferred Stock issued and outstanding: 2003 - 625,000 shares	—	625
Common Stock, par value $1 per share, 75,000,000 shares authorized; issued and outstanding: 2004 – 38,257,812 shares; 2003 – 35,294,035 shares	38,258	35,294
Additional paid-in capital	214,985	208,436
Accumulated other comprehensive loss	(36,406)	(22,742)
Retained earnings	62,918	42,103
Total stockholders’ equity	279,755	263,716
Total liabilities and stockholders’ equity	$9,968,643	$8,989,177

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Traditional life and accident and health insurance premiums	$3,713	$3,256	$8,099	$6,858
Annuity and single premium universal life product charges	5,345	5,494	10,316	11,225
Net investment income	106,586	84,235	205,947	174,931
Realized gains on investments	10	7,592	389	7,788
Change in fair value of derivatives	(4,934)	33,053	881	19,091
Total revenues	110,720	133,630	225,632	219,893

Benefits and expenses:
Policy benefits and change in future policy benefits	3,750	3,261	7,631	5,584
Interest credited to account balances	75,322	57,735	159,597	112,516
Change in fair value of embedded derivatives	(10,955)	39,290	(27,331)	41,234
Interest expense on General Agency Commission and Servicing Agreement	674	804	1,488	1,713
Interest expense on notes payable	190	369	504	804
Interest expense on subordinated debentures	2,275	1,914	4,393	3,829
Interest expense on amounts due under repurchase agreements and other interest expense	798	65	1,113	574
Amortization of deferred policy acquisition costs	14,925	13,818	29,891	24,231
Other operating costs and expenses	7,674	6,628	16,227	12,827
Total benefits and expenses	94,653	123,884	193,513	203,312
Income before income taxes	16,067	9,746	32,119	16,581

Income tax expense	5,689	3,363	11,304	5,721
Net income	$10,378	$6,383	$20,815	$10,860

Earnings per common share	$0.27	$0.39	$0.55	$0.67

Earnings per common share - assuming dilution	$0.25	$0.34	$0.50	$0.57

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2003	$625	$14,438	$56,811	$(11,944)	$17,548	$77,478
Comprehensive income:
Net income for period	—	—	—	—	10,860	10,860
Change in net unrealized investment gains/losses	—	—	—	7,078	—	7,078
Total comprehensive income						17,938
Acquisition of 1,369,500 shares of common stock	—	(1,369)	(7,533)	—	—	(8,902)
Transfer of 1,262,136 shares of common stock to the NMO Deferred Compensation Trust	—	1,262	6,942	—	—	8,204
Balance at June 30, 2003	$625	$14,331	$56,220	$(4,866)	$28,408	$94,718

Balance at January 1, 2004	$625	$35,294	$208,436	$(22,742)	$42,103	$263,716
Comprehensive income:
Net income for period	—	—	—	—	20,815	20,815
Change in net unrealized investment gains/losses	—	—	—	(13,664)	—	(13,664)
Total comprehensive income						7,151
Issuance of 805,000 shares of common stock less issuance expenses of $507	—	805	5,933	—	—	6,738
Exercise of 6,000 management subscription rights	—	6	26	—	—	32
Conversion of $2,250 of subordinated debentures	—	278	1,840	—	—	2,118
Conversion of 625,000 shares of Series Preferred Stock	(625)	1,875	(1,250)	—	—	—
Balance at June 30, 2004	$—	$38,258	$214,985	$(36,406)	$62,918	$279,755

Total comprehensive loss for the second quarter of 2004 was $21.3 million and was comprised of net income of $10.4 million and an increase in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $31.7 million.

Total comprehensive income for the second quarter of 2003 was $15.5 million and was comprised of net income of $6.4 million and a decrease in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $9.1 million.

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

 (Unaudited)

	Six months ended June 30,
	2004	2003
Operating activities
Net income	$20,815	$10,860
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	159,597	112,516
Annuity and single premium universal life product charges	(10,316)	(11,225)
Change in fair value of embedded derivatives	(27,331)	41,234
Increase in traditional life and accident and health insurance reserves	7,876	4,122
Policy acquisition costs deferred	(70,225)	(48,622)
Amortization of deferred policy acquisition costs	29,891	24,231
Provision for depreciation and other amortization	712	566
Amortization of discount and premiums on fixed maturity securities	(65,390)	(86,474)
Realized gains on investments	(389)	(7,788)
Change in fair value of derivatives	(881)	(19,091)
Deferred income taxes	(6,086)	6,588
Reduction of amounts due to related party under General Agency Commission and Servicing Agreement	(10,679)	(9,368)
Changes in other operating assets and liabilities:
Accrued investment income	(8,926)	14,021
Receivables from related parties	5,136	4,607
Federal income taxes recoverable/payable	6,890	(15,182)
Other policy funds and contract claims	17,161	11,436
Other amounts due to related parties	24,274	22,300
Other liabilities	13,449	9,288
Other	(55)	(910)
Net cash provided by operating activities	85,523	63,109

Investing Activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	1,101,508	1,710,151
Fixed maturity securities - held for investment	234,483	553,741
Equity securities, available for sale	18,525	10,579
Mortgage loans on real estate	17,292	4,121
Derivative instruments	51,268	15,886
	1,423,076	2,294,478
Acquisitions of investments:
Fixed maturity securities - available for sale	(851,265)	(995,283)
Fixed maturity securities - held for investment	(1,056,279)	(1,239,181)
Equity securities, available for sale	(22,727)	(47,078)
Mortgage loans on real estate	(161,258)	(135,060)
Derivative instruments	(48,798)	(33,758)
Policy loans	(17)	(3)
	(2,140,344)	(2,450,363)

Purchases of property and equipment	(2,433)	(285)
Net cash used in investing activities	(719,701)	(156,170)

	Six months ended June 30,
	2004	2003
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$888,156	$787,411
Coinsurance deposits - related parties	(170,356)	(295,055)
Return of annuity and single premium universal life policyholder account balances	(328,457)	(236,771)
Financing fees incurred and deferred	(891)	(91)
Increase (decrease) in amounts due under repurchase agreements	234,900	(141,731)
Repayments of notes payable	(23,333)	(7,666)
Amounts due to reinsurers	—	(10,226)
Net proceeds from issuance of common stock	6,770	—
Proceeds from subordinated debentures	27,810	—
Net acquisition of common stock	—	(8,902)
Net cash provided by financing activities	634,599	86,969
Increase (decrease) in cash and cash equivalents	421	(6,092)

Cash and cash equivalents at beginning of period	32,598	21,163
Cash and cash equivalents at end of period	$33,019	$15,071

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on notes payable and repurchase agreements	$1,740	$1,338
Interest on subordinated debentures	3,729	3,568
Interest on General Agency Commission and Servicing Agreement	814	1,713
Income taxes - life subsidiaries	10,500	14,315

Non-cash financing and investing activities:
Premium and interest bonuses deferred as sales inducements	26,457	15,233
Transfer of 1,262,136 shares of common stock to NMO Deferred Compensation Trust	—	8,204
Conversion of subordinated debentures	2,118	—
Conversion of Series Preferred Stock	625	—

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

1.  Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements of American Equity Investment Life Holding Company  (the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by GAAP for complete financial statements.  The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited financial statements.  Operating results for the three-month and six-month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Sales Inducements

The Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” on January 1, 2004.  As it applies to the Company, SOP 03-1 established guidance for the accounting and presentation of costs related to sales inducements (“premium bonuses and bonus interest”).  There was no change to the Company’s method of accounting for sales inducements; however, the capitalized costs are now separately disclosed in the consolidated balance sheets and the related amortization expense is included in interest credited to account balances in the consolidated statements of income.  Prior to 2004, the capitalized costs were included in deferred policy acquisition costs and the amortization expense was included in the amortization of deferred policy acquisition costs.  The 2003 amounts have been reclassified to conform with the 2004 presentation.  The adoption of SOP 03-1 had no effect on net income or stockholders’ equity.  Amortization of sales inducements included as a component of interest credited to account balances was $2.1 million for the second quarter of 2004 and $4.1 million for the six months ended June 30, 2004 compared to $1.6 million and $2.7 million for the same periods in 2003.

Reclassifications

Certain amounts in the unaudited consolidated financial statements for the periods ended June 30, 2003 have been reclassified to conform to the financial statement presentation as of and for the periods ended June 30, 2004.

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

Pro forma information regarding net income is required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and has been determined as if the Company had accounted for its employee stock options under the fair value method of these statements.  The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions:

2004
Risk-free interest rate	2.46%
Dividend yield	0%
Weighted-average expected life	10 years
Expected volatility	35.6%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma net earnings and earnings per common share were as follows (dollars in thousands, except per share data):

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004

Net income, as reported – numerator for earnings per common share	$10,378	$20,815
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effect	(189)	(308)
Net income, pro forma – numerator for earnings per common share, pro forma	10,189	20,507
Interest on convertible subordinated debentures (net of income tax benefit)	308	644
Numerator for earnings per common share - assuming dilution, pro forma	$10,497	$21,151

Earnings per common share, as reported	$0.27	$0.55
Earnings per common share, pro forma	$0.27	$0.54
Earnings per common share - assuming dilution, as reported	$0.25	$0.50
Earnings per common share - assuming dilution, pro forma	$0.24	$0.49

There is no compensation expense to be determined under the fair value based method for the three and six months ended June 30, 2003 as there were no options granted or options vesting during that period.

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

During the six months ended June 30, 2004 and 2003, the Company paid renewal commissions to the Service Company of $12.8 million and $11.1 million, respectively, which reduced the amounts due under the General Agency Commission and Servicing Agreement and included amounts attributable to imputed interest.

As a source of funds, the Service Company borrowed money from the Company.  At June 30, 2004 and December 31, 2003, the amounts receivable from the Service Company totaled $22.7 million and $27.9 million, respectively.  Principal and interest are payable quarterly over five years from the date of the advance.

3.  Subordinated Debentures

On April 29, 2004, American Equity Capital Trust III (“Trust III”) issued 27 million shares of floating rate (three month London Interbank Offered Rate plus 4.00%) trust preferred securities.  In connection with Trust III’s issuance of these trust preferred securities and the related purchase by the Company of all of Trust III’s common securities, the Company issued $27.8 million in principal amount of its floating rate subordinated debentures due April 29, 2034 to Trust III.  The sole assets of Trust III are the subordinated debentures and any interest accrued thereon.  The interest rate and payment dates on the subordinated debentures correspond to the dividend rate and distribution dates on the trust preferred securities issued by Trust III.  The trust preferred securities mature simultaneously with the subordinated debentures.  All of the trust preferred securities are unconditionally guaranteed by the Company to the extent of the assets of Trust III.  Although the Company owns all of the common securities of Trust III, in accordance with FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, the Company does not consolidate Trust III.  This accounting treatment is more fully described in note 9 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.  Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended June 30,		Six months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Numerator:
Net income - numerator for earnings per common share	$10,378	$6,383	$20,815	$10,860
Interest on convertible subordinated debentures (net of income tax benefit)	307	337	644	674
Numerator for earnings per common share - assuming dilution	$10,685	$6,720	$21,459	$11,534

Denominator:
Weighted average common shares outstanding	37,477,456	14,372,382	36,757,284	14,405,234
Participating preferred stock	700,549	1,875,000	1,287,775	1,875,000
Denominator for earnings per common share	38,178,005	16,247,382	38,045,059	16,280,234

Effect of dilutive securities:
Convertible subordinated debentures	2,997,252	2,591,014	3,097,985	2,591,014
Stock options and management subscription rights	1,602,362	377,812	1,637,580	377,812
Deferred compensation agreements	434,870	778,638	432,341	1,162,419
Denominator for earnings per common share - assuming dilution	43,212,489	19,994,846	43,212,965	20,411,479

Earnings per common share	$0.27	$0.39	$0.55	$0.67

Earnings per common share - assuming dilution	$0.25	$0.34	$0.50	$0.57

5.  Contingencies

In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits alleging improper product design, improper sales practices and similar claims.  The Company is currently a defendant in two purported class action lawsuits filed in state courts alleging improper sales practices.  In both lawsuits, the plaintiffs are seeking returns of premiums and other compensatory and punitive damages.  A preliminary settlement has been reached in one of these cases involving primarily noneconomic relief.  A hearing is scheduled during August 2004 to determine whether this settlement will become final.  The financial impact to the Company is expected to be immaterial.  In the other case, the class has not been certified at this time and the Company has denied all allegations in this lawsuit and intends to vigorously defend against it.  The lawsuit is in the early stages of litigation and its outcome cannot at this time be determined.  However, the Company does not believe that this lawsuit will have a material adverse effect on its business, financial condition or results of operations.

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

6.  Subsequent Events

Effective August 1, 2004, the Company suspended its coinsurance agreement with EquiTrust Life Insurance Company (“EquiTrust”), a subsidiary of FBL Financial Group.  As a result of the suspension, new business will no longer be ceded to EquiTrust unless and until the parties mutually agree to resume the coinsurance of new business.  For further information concerning the Company’s coinsurance agreements, see note 5 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The Company has received a written commitment from its lenders to establish a new $50 million revolving line of credit.  The revolving period of the new facility will be 3 years followed by a 2-year term out option.  The applicable interest rate will be floating at LIBOR plus 1.75% or prime rate, as elected by the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis reviews our consolidated financial position at June 30, 2004, and the consolidated results of operations for the periods ended June 30, 2004 and 2003, and where appropriate, factors that may affect future financial performance.  This analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Results of Operations

Three and Six Months Ended June 30, 2004 and 2003

Annuity deposits by product type collected during the six months ended June 30, 2004 and 2003, were as follows:

	Before coinsurance Six months ended June 30,		Net of coinsurance Six months ended June 30,
Product Type	2004	2003	2004	2003
	(Dollars in thousands)		(Dollars in thousands)

Index Annuities:
Index Strategies	$502,995	$307,148	$405,012	$187,212
Fixed Strategy	204,619	163,813	164,759	99,846
	707,614	470,961	569,771	287,058
Fixed Rate Annuities:
Single-Year Rate Guaranteed	166,826	283,240	134,313	172,088
Multi-Year Rate Guaranteed	13,716	33,210	13,716	33,210
	180,542	316,450	148,029	205,298
	$888,156	$787,411	$717,800	$492,356

For information related to our coinsurance agreements, see note 5 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

The increase in annuity deposits during the six months ended June 30, 2004 compared to the same period in 2003 resulted from our increased marketing effort following the completion of our initial public offering (“IPO”) in December of 2003.  Prior to the completion of our IPO, we had taken actions during 2003 and at the end of 2002 to manage our capital position, including reductions in our interest crediting rates on both new and existing annuities, reductions in sales commissions and suspensions of sales of one of our higher commission annuity products and our most popular multi-year rate guaranteed annuity product.

Effective August 1, 2004, we suspended our coinsurance agreement with EquiTrust Life Insurance Company (“EquiTrust”), a subsidiary of FBL Financial Group.  As a result of the suspension, new business will no longer be ceded to EquiTrust unless and until the parties mutually agree to resume the coinsurance of new business.

Net income increased 63% to $10.4 million for the second quarter of 2004, and 92% to $20.8 million for the six months ended June 30, 2004, compared to $6.4 million and $10.9 million for the same periods in 2003.  The growth in net income is due to (i) an increase in our invested assets of 26% (on an amortized cost basis) from June 30, 2003 to June 30, 2004 and (ii) a 57 basis point reduction in weighted average crediting rates.  See our analysis of investment spread included in the discussion of interest credited to account balances.

Traditional life and accident and health insurance premiums increased 14% to $3.7 million in the second quarter of 2004 and 18% to $8.1 million for the six months ended June 30, 2004 compared to $3.3 million and $6.9 million for the same periods in 2003.  These increases were due to increased sales of our group life insurance products.

Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) decreased 3% to $5.3 million for the second quarter of 2004, and 8% to $10.3 million for the six months ended June 30, 2004 compared to $5.5 million and $11.2 million for the same periods in 2003.  These decreases were due to a reduction in surrenders of higher surrender charge products and an increase in surrenders on products with lower or no surrender charges during the six month and three month periods ended June 30, 2004 compared to the same periods in 2003.

Net investment income increased 27% to $106.6 million in the second quarter of 2004, and 18% to $205.9 million for the six months ended June 30, 2004 compared to $84.2 million and $174.9 million for the same periods in 2003.  These increases are principally attributable to the growth in our annuity business and corresponding increases in our invested assets.  Invested assets (amortized cost basis) increased 26% to $6.95 billion at June 30, 2004 compared to $5.50 billion at June 30, 2003, while the weighted average yield earned on average invested assets was 6.35% for the six months ended June 30, 2004 compared to 6.72% for the same period in 2003.

Realized gains on investments were immaterial in the second quarter of 2004 compared to $7.6 million for the same period in 2003.  For the six months ended June 30, 2004, we had realized gains of $0.4 million compared to $7.8 million for the same period in 2003.  Realized gains and losses on investments fluctuate from period to period due to changes in the interest rate and economic environment and the timing of the sale of investments.  Realized gains and losses on investments include gains and losses on the sale of securities as well as losses recognized when the fair value of a security is written down in recognition of an “other than temporary” impairment.

The components of realized gains on investments for the three months and six months ended June 30, 2004 and 2003 are set forth as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)		(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$1,521	$10,665	$9,547	$14,051
Gross realized losses	—	(3,341)	(136)	(3,669)
Writedowns (other than temporary impairments)	(1,530)	—	(9,169)	(2,903)
	(9)	7,324	242	7,479
Equity securities	19	268	147	309
	$10	$7,592	$389	$7,788

See Financial Condition - Investments for additional discussion of writedowns of the fair value of securities for “other than temporary” impairments.

Change in fair value of derivatives (call options purchased to fund annual index credits on index annuities) was a decrease of $4.9 million in the second quarter of 2004, and an increase of $0.9 million for the six months ended June 30, 2004 compared to an increase of $33.1 million and an increase of $19.1 million for the same periods in 2003.  The components of the change in fair value of derivatives are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)		(Dollars in thousands)
Change in fair value of derivatives:
Gains received at expiration or recognized upon early termination	$20,508	$9,815	$51,158	$14,097
Cost of money for index annuities	(13,369)	(16,469)	(24,270)	(34,448)
Change in difference between fair value and remaining option cost at beginning and end of period	(12,073)	39,707	(26,007)	39,442
	$(4,934)	$33,053	$881	$19,091

The difference between the change in fair value of derivatives between the periods is primarily due to the performance of the indices upon which our options are based.  A substantial portion of our options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices.

The amounts reported in the table above for gains at expiration primarily reflect the changes in the indices from the date the option was acquired to the date it expired.  The range of index appreciation for options expiring in the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
S&P 500 Index
Point-to-point strategy	12.2%-31.3%	—	12.2%-40.2%	—
Monthly average strategy	7.1%-21.1%	—	6.8%-29.2%	—
Lehman Brothers U.S. Aggregate and U.S. Treasury indices	1.8%-5.4%	10.6%-14.2%	1.8%-5.4%	8.6%-14.2%

Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the index annuity policies (participation rates and caps) which allow us to manage the cost of the options purchased to fund the annual index credits.  Index appreciation for the S&P 500 Index was negative in the 2003 periods and accordingly, there were no index credits to policyholders selecting this index.

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

Policy benefits and change in future policy benefits increased 15% to $3.8 million in the second quarter of 2004 and 37% to $7.6 million for the six months ended June 30, 2004 compared to $3.3 million and $5.6 million for the same periods in 2003.  These increases were principally attributable to increased benefits paid on group life insurance of $1.0 million in the second quarter of 2004 and $1.6 million for the six months ended June 30, 2004.

Interest credited to account balances increased 30% to $75.3 million in the second quarter of 2004, and 42% to $159.6 million for the six months ended June 30, 2004 compared to $57.7 million and $112.5 for the same periods in 2003.  These increases were principally attributable to index credits on index policies which increased to $35.0 million and $71.6 million during the three and six month periods ended June 30, 2004, respectively, from $6.0 million and $9.8 million during the same periods in 2003 as a result of increases in the underlying indices (see discussion above under change in fair value of derivatives).  The increase was also attributable to the increase in the average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) during the six months ended June 30, 2004 of 18% to $6.61 billion from $5.62 billion during the same period in 2003 and an increase in amortization of deferred sales inducements.  Amortization of deferred sales inducements was $2.1 million for the second quarter of 2004 and $4.1 million for the six months ended June 30, 2004 compared to $1.6 million and $2.7 million for the same periods in 2003.  These increases were offset in part by a decrease in weighted average crediting rates, which we implemented in connection with our spread management process, of 57 basis points from June 30, 2003 to June 30, 2004.

Our investment spread is summarized as follows:

	Six Months Ended June 30,
	2004	2003
Weighted average yield on invested assets	6.35%	6.72%
Weighted average net index costs for index annuities	3.46%	3.94%
Weighted average crediting rate for fixed rate annuities:
Annually adjustable	3.43%	4.18%
Multi-year rate guaranteed	5.54%	5.74%

Investment spread:
Index annuities	2.89%	2.78%
Fixed rate annuities:
Annually adjustable	2.92%	2.54%
Multi-year rate guaranteed	0.81%	0.98%

The weighted average crediting rate and investment spread are computed without the impact of amortization of deferred sales inducements.  With respect to our index annuities, index costs represent the expenses we incur to fund the annual income credits and minimum guaranteed interest credited on the index business.  Gains realized on such options are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances.  See Critical Accounting Policies - Derivative Instruments - Index Products and note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Change in fair value of embedded derivatives was a decrease of $11.0 million in the second quarter of 2004 and a decrease of $27.3 million for the six months ended June 30, 2004 compared to increases of $39.3 million and $41.2 million for the same periods in 2003.  The liabilities on our index annuities are treated as a “series of embedded derivatives” over the life of the applicable contracts.  We are required to estimate the fair value of the future index reserve liabilities by valuing the “host” (or guaranteed) component of the liabilities and projecting (i) the expected index credits on the next policy anniversary dates and (ii) the net cost of annual options we will purchase in the future to fund index credits.  The change in the amount of expense recognized during the three and six months ended June 30, 2004 and 2003 primarily resulted from the increase or decrease in expected index credits on the next policy anniversary dates, which are related to the change in the fair value of the options acquired to fund these index credits discussed above in the “Change in fair value of derivatives”.  In addition, the host value of the index reserve liabilities increased primarily as a result of increases in index annuity premium deposits.  See Critical Accounting Policies - Derivative Instruments - Index Products and note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Amortization of deferred policy acquisition costs increased 8% to $14.9 million in the second quarter of 2004, and 23% to $29.9 million for the six months ended June 30, 2004 compared to $13.8 million and $24.2 million for the same periods in 2003.  These increases are primarily due to additional annuity deposits as discussed above.  Additional amortization associated with realized gains on investments sold during the second quarter of 2003 was $3.7 million.  The application of SFAS No. 133 resulted in a $0.3 million decrease in amortization in the second quarter of 2004 and an increase of $0.8 million for the six months ended June 30, 2004 compared to an increase of $0.4 million and a reduction of $0.2 million for the same periods in 2003.  See notes 1 and 4 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Other operating costs and expenses increased 16% to $7.7 million in the second quarter of 2004 and 27%% to $16.2 million for the six months ended June 30, 2004 compared to $6.6 million and $12.8 million for the same periods in 2003.  The increase in the second quarter of 2004 compared to the same period in 2003 was principally attributable to an increase of $0.3 million in marketing expenses, $0.2 million in salaries and related costs of employment due to growth in our annuity business and $0.3 million in risk charges related to the reinsurance agreements entered into with Hannover Life Reassurance Company of America (“Hannover”).  The increase for the six months ended June 30, 2004 compared to the same period in 2003 was principally attributable to an increase of $1.3 million in marketing expenses, $0.9 million in salaries and related costs of employment due to growth in our annuity business and $0.6 million in risk charges related to the reinsurance agreements with Hannover.  The reinsurance agreements with Hannover are more fully described in note 5 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Financial Condition

Investments

Our investment strategy is to maintain a predominantly investment grade fixed income portfolio, provide adequate liquidity to meet our cash obligations to policyholders and others and maximize current income and total investment return through active investment management.  Consistent with this strategy, our investments principally consist of fixed maturity securities and short-term investments.  We also had approximately 1.5% and 1.9% of our invested assets at June 30, 2004 and December 31, 2003 in derivative instruments (primarily equity market index call options) purchased in connection with the issuance of index annuities.

Insurance statutes regulate the type of investments that our life subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investments.  In light of these statutes and regulations and our business and investment strategy, we generally seek to invest in United States government and government-agency securities and corporate securities rated investment grade by established nationally recognized rating organizations or in securities of comparable investment quality, if not rated.

We have classified approximately 40% of our fixed maturity investments as available for sale.  Available for sale securities are reported at market value and unrealized gains and losses, if any, on these securities (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) are included directly in a separate component of stockholders’ equity, thereby exposing stockholders’ equity to volatility due to changes in market interest rates and the accompanying changes in the reported value of securities classified as available for sale, with stockholders’ equity increasing as interest rates decline and, conversely, decreasing as interest rates rise.

Cash and investments increased to $6.95 billion at June 30, 2004 compared to $6.23 billion at December 31, 2003 as a result of the growth in our annuity business discussed above.  At June 30, 2004, the fair value of our available for sale fixed maturity and equity securities was $135.5 million less than the amortized cost of those investments, compared to $86.1 million at December 31, 2003.  At June 30, 2004, the amortized cost of our fixed maturity securities held for investment exceeded the market value by $194.5 million, compared to $110.1 million at December 31, 2003.  The decrease in the net unrealized investment losses at June 30, 2004 compared to December 31, 2003 is related to an increase in market interest rates.

The composition of our investment portfolio is summarized as follows:

	June 30, 2004		December 31, 2003
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government and agencies	$4,957,309	71.3%	$4,289,857	68.9%
Public utilities	42,560	0.6%	51,835	0.8%
Corporate securities	304,366	4.4%	409,482	6.6%
Redeemable preferred stocks	30,496	0.4%	10,079	0.2%
Mortgage and asset-backed securities
United States Government and agencies	302,199	4.4%	264,102	4.2%
Non-government	397,036	5.7%	419,959	6.7%
Total fixed maturity securities	6,033,966	86.8%	5,445,314	87.4%
Equity securities	23,783	0.3%	21,409	0.4%
Mortgage loans on real estate	752,681	10.8%	608,715	9.8%
Derivative instruments	105,263	1.5%	119,833	1.9%
Policy loans	341	—	324	—
Cash and cash equivalents	33,019	0.6%	32,598	0.5%
Total cash and investments	$6,949,053	100.0%	$6,228,193	100.0%

At June 30, 2004 and December 31, 2003, the amortized cost and estimated fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

June 30, 2004	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government and agencies	28	$1,389,155	$(94,922)	$1,294,233
Public utilities	6	31,796	(512)	31,284
Corporate securities	21	128,726	(11,350)	117,376
Redeemable preferred stocks	5	22,000	(2,209)	19,791
Mortgage and asset-backed securities:
United States Government and agencies	10	196,382	(6,793)	189,589
Non-government	16	365,761	(29,887)	335,874
	86	$2,133,820	$(145,673)	$1,988,147

Held for investment:
United States Government and agencies	55	$3,255,397	$(194,726)	$3,060,671
	55	$3,255,397	$(194,726)	$3,060,671

Equity securities, available for sale:
Non-redeemable preferred stocks	5	$19,723	$(2,048)	$17,675
Common stocks	2	1,995	(314)	1,681
	7	$21,718	$(2,362)	$19,356

December 31, 2003	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government and agencies	42	$2,274,503	$(57,686)	$2,216,817
Public utilities	4	27,057	(189)	26,868
Corporate securities	14	101,027	(10,753)	90,274
Mortgage and asset-backed securities:
United States Government and agencies	4	111,257	(1,258)	109,999
Non-government	22	421,583	(37,725)	383,858
	86	$2,935,427	$(107,611)	$2,827,816

Held for investment:
United States Government and agencies	33	$1,751,532	$(110,065)	$1,641,467
	33	$1,751,532	$(110,065)	$1,641,467

Equity securities, available for sale:
Non-redeemable preferred stocks	2	$13,683	$(132)	$13,551
Common stocks	2	1,995	(294)	1,701
	4	$15,678	$(426)	$15,252

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2004 and December 31, 2003, by contractual maturity, that were in an unrealized loss position are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of our mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
June 30, 2004
Due after one year through five years	$5	$4	$—	$—
Due after five years through ten years	221,011	202,763	—	—
Due after ten years through twenty years	759,278	712,778	622,694	607,072
Due after twenty years	591,383	547,139	2,632,703	2,453,599
	1,571,677	1,462,684	3,255,397	3,060,671
Mortgage-backed and asset-backed securities	562,143	525,463	—	—
	$2,133,820	$1,988,147	$3,255,397	$3,060,671

December 31, 2003
Due after one year through five years	$5	$4	$—	$—
Due after five years through ten years	200,268	188,072	—	—
Due after ten years through twenty years	838,834	816,539	35,000	34,324
Due after twenty years	1,363,480	1,329,344	1,716,532	1,607,143
	2,402,587	2,333,959	1,751,532	1,641,467
Mortgage-backed and asset-backed securities	532,840	493,857	—	—
	$2,935,427	$2,827,816	$1,751,532	$1,641,467

The table below presents our fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations.

		June 30, 2004		December 31, 2003
NAIC Designation	Rating Agency Equivalent	Carrying Amount	Percent	Carrying Amount	Percent
(Dollars in thousands)

1	Aaa/Aa/A	$5,834,035	96.7%	$5,191,006	95.3%
2	Baa	129,510	2.2%	174,519	3.2%
3	Ba	42,363	0.7%	47,904	0.9%
4	B	11,398	0.2%	21,109	0.4%
5	Caa and lower	8,963	0.1%	10,773	0.2%
6	In or near default	7,697	0.1%	3	—
	Total fixed maturities	$6,033,966	100.0%	$5,445,314	100.0%

At June 30, 2004 and December 31, 2003, the fair value of investments we owned that were non-investment grade or not rated were $70.4 million and $91.5 million, respectively.  Non-investment grade or not rated securities represented 1.2% and 1.7% at June 30, 2004 and December 31, 2003, respectively, of the fair value of our fixed maturity securities.  The unrealized losses on investments we owned that were non-investment grade or not rated at June 30, 2004 and December 31, 2003, were $12.5 million and $10.8 million, respectively.  The unrealized losses on such securities at June 30, 2004 and December 31, 2003 represented 3.7% and 4.9%, respectively, of gross unrealized losses on fixed maturity securities.

At June 30, 2004, we identified certain invested assets which have characteristics (i.e. significant unrealized losses compared to book value and industry trends) creating uncertainty as to our future assessment of other than temporary impairments.  This list is referred to as our watch list.  We have excluded from this list securities with unrealized losses which are related to market movements in interest rates.

At June 30, 2004, the amortized cost and estimated fair value of each fixed maturity security on the watch list are as follows:

Issuer	Amortized Cost	Unrealized Losses	Estimated Fair Value	Maturity Date	Months Below Amortized Cost
	(Dollars in thousands)
Continental Airlines 2001-001-B	$8,590	$(1,756)	$6,834	6/15/2027	22
Land O’ Lakes Capital Securities	8,074	(3,114)	4,960	3/15/2028	42
Northwest Airlines Pass Thru Certificates 1999-1 Class C	8,220	(2,991)	5,229	8/1/2015	39
Oakwood 2000-C M1	9,330	(1,666)	7,664	10/15/2030	20
Pegasus Aviation 1999-1A C1	5,892	(2,992)	2,900	3/25/2029	34
	$40,106	$(12,519)	$27,587

We have reviewed these investments and concluded that there was no other than temporary impairment on these investments at June 30, 2004.  The factors that we considered in making this determination included the financial condition and near-term prospects of the issuer, whether the issuer is current on all payments and all contractual payments have been made, our intent and ability to hold the investment to allow for any anticipated recovery and the length of time and extent to which the fair value has been less than cost.

Our analysis of these securities and their credit performance at June 30, 2004 is as follows:

Continental Airlines Pass Thru Certificates 2001-001 Class B are backed by the general credit of Continental Airlines as well as the collateral from a pool of airplanes.  We determined that an other than temporary impairment charge was not necessary for the following reasons: (i) we believed that Continental Airlines’ improving liquidity reduced the likelihood of bankruptcy and (ii) even if Continental Airlines were to declare bankruptcy, the chance of full recovery on this security was high due to the excess collateral coverage supplied by the aircraft collateral.

Land O’ Lakes is a national, farmer-owned food and agricultural cooperative.  We determined that an other than temporary impairment charge was not necessary for the following reasons: (i) Land O’ Lakes operates in a cyclical industry and had successfully managed through previous cyclical lows; (ii) we calculated that Land O’ Lakes had an EBITDA to interest coverage of 3.70 times for bank debt and 3.21 times for bond debt and determined that Land

O’ Lakes had adequate liquidity; (iii) Land O’ Lakes was in the process of improving its balance sheet by maintaining liquidity and selling non-strategic assets and investments and (iv) further improvements are expected in the future.

Northwest Airlines Pass Thru Certificates 1999-1 Class C are backed by the general credit of Northwest Airlines as well as the collateral from a pool of airplanes.  We determined that an other than temporary impairment charge was not necessary for the following reasons: (i) we believed that a bankruptcy was unlikely since Northwest had begun to see benefits from its attempts to return to profitability; (ii) we believed Northwest had adequate liquidity; (iii) we calculated Northwest to have unrestricted cash at March 31, 2004 of approximately $2.9 billion; (iv) even if Northwest declared bankruptcy, these bonds would have remained current for at least 18 months due to a liquidity coverage feature and the bonds could remain current after 18 months if Northwest affirmed the leases on the planes in the collateral pool in the unlikely event of a bankruptcy and (v) based upon the liquidity of Northwest ($2.9 billion at March 31, 2004) and the improving conditions in the airline industry we believe the event of a default is remote.

Oakwood Mortgage 2000-C Class M1 is backed by installment sales contracts secured by manufactured homes and liens on real estate.  We took an impairment charge of $7.6 million on this security during the first quarter of 2004 due to an increase in default rates and realized losses above expected levels.  However, due to continued poor performance trends displayed by the underlying collateral, the market value of the security had declined further.  We determined that an additional other than temporary impairment charge was not necessary for the following reasons: (i) the security was current on all scheduled interest payments and (ii) expected scenarios reflect the loss rates slowing in the future.

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

Each of the five securities on the watch list is current in respect to payments of principal and interest.  We have concluded for each of the five securities on the watch list that we have the intent and the ability to hold these securities for a period of time sufficient to allow for a recovery in fair value.

We took writedowns on certain other investments that we concluded did have an other than temporary impairment during the six months ended June 30, 2004 and 2003 of $9.2 million and $2.9 million, respectively.  Following is a discussion of each security for which we have taken write downs on during the six months ended June 30, 2004 and 2003.

Diversified Asset Securities II Class B-1 is a pool of asset-backed securities that entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of financial assets.  We wrote this security down by $1.5 million during the second quarter of 2004 based upon the deterioration of the underlying collateral along with a downgrade to below investment grade on June 2, 2004.

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

There were no sales of securities during the six months ended June 30, 2004 and 2003 that resulted in a material loss.

At June 30, 2004 and December 31, 2003, we held $752.7 million and $608.7 million, respectively, of mortgage loans with commitments outstanding of $80.5 million at June 30, 2004.  These mortgage loans are diversified as to property type, location, and loan size, and are collateralized by the related properties.  Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type.  As of June 30, 2004, there were no delinquencies in our mortgage portfolio.  The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	June 30, 2004		December 31, 2003

	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$137,878	18.3%	$115,817	19.0%
Middle Atlantic	59,316	7.9%	56,563	9.3%
Mountain	119,741	15.9%	79,777	13.1%
New England	42,988	5.7%	38,539	6.3%
Pacific	48,669	6.5%	42,327	7.0%
South Atlantic	124,181	16.5%	105,635	17.4%
West North Central	162,987	21.7%	125,163	20.5%
West South Central	56,921	7.5%	44,894	7.4%
Total mortgage loans	$752,681	100.0%	$608,715	100.0%

Property type distribution
Office	$196,145	26.1%	$145,490	23.9%
Medical Office	57,377	7.6%	55,314	9.1%
Retail	210,892	28.0%	163,434	26.8%
Industrial/Warehouse	187,881	25.0%	162,943	26.8%
Hotel	25,685	3.4%	20,819	3.4%
Apartment	37,149	4.9%	29,565	4.9%
Mixed use/other	37,552	5.0%	31,150	5.1%
Total mortgage loans	$752,681	100.0%	$608,715	100.0%

Liquidity

On January 7, 2004, the underwriters of our December 2003 initial public offering exercised their remaining over-allotment option and purchased an additional 805,000 shares of our common stock at a price of $9.00 per share ($8.37 per share net of underwriting discount.)

On April 29, 2004, our wholly owned subsidiary, American Equity Capital Trust III (“Trust III”) issued 27 million shares of floating rate (three month London Interbank Offered Rate plus 4.00%) trust preferred securities.  In connection with Trust III’s issuance of these trust preferred securities and the related purchase by us of all of Trust III’s common securities, we issued $27.8 million in principal amount of floating rate subordinated debentures due April 29, 2034 to Trust III.  The sole assets of Trust III are the subordinated debentures and any interest accrued thereon.  The interest rate and payment dates on the subordinated debentures correspond to the dividend rate and distribution dates on the trust preferred securities issued by Trust III.  The trust preferred securities mature simultaneously with the subordinated debentures.  All of the trust preferred securities are unconditionally guaranteed by us to the extent of the assets of Trust III.  We used $23.3 million of the proceeds from the issuance of the subordinated debentures to repay a portion of our notes payable outstanding under our bank credit facility.

We have received a written commitment from our lenders to establish a new $50 million revolving line of credit.  The revolving period of the facility will be 3 years followed by a 2-year term out option.  The applicable interest rate will be floating at LIBOR plus 1.75% or prime rate, as elected by us.

The statutory capital and surplus of our life insurance subsidiaries at June 30, 2004 was $383.3 million.  American Equity Life made surplus note interest payments to us of $2.0 million during the six months ended June 30, 2004.  For the remainder of 2004, up to $37.5 million can be distributed by American Equity Life as dividends without prior regulatory approval.  Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities.  American Equity Life had approximately $59.0 million of earned surplus at June 30, 2004.

The transfer of funds by American Equity Life is also restricted by certain covenants in our bank credit facility, which, among other things, require American Equity Life to maintain statutory capital and surplus (including asset valuation and interest maintenance reserves) of $140 million plus 25% of statutory net income and 75% of the capital contributions to American Equity Life for periods subsequent to December 31, 1999.  Under the most restrictive of these limitations, $37.5 million of our earned surplus at June 30, 2004 would be available for distribution by American Equity Life to the parent company in the form of dividends or other distributions.  As disclosed in our audited consolidated financial statements, our loan agreement has been amended from time to time to maintain our continuing compliance with these and other restrictive covenants.

For information related to our notes payable and requirements under the related credit agreement, see note 7 of our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003.

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

Interest rate risk is our primary market risk exposure.  Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the amount of interest we pay on our notes payable, and the market value of our investments.  Our notes payable bear interest at prime or LIBOR plus a specified margin of up to 2.25%.  Our floating rate trust preferred securities issued by Trusts III and IV bear interest at the three month LIBOR plus 4.00%.  Our outstanding balance of notes payable and floating rate trust preferred securities was $48.7 million and $44.2 million at June 30, 2004 and December 31, 2003, respectively.  The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities.  We have the ability to adjust crediting rates (participation or asset fee rates for index annuities) on substantially all of our annuity policies at least annually (subject to minimum guaranteed values).  In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned.  However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

If interest rates were to increase 10% (53 basis points) from levels at June 30, 2004, we estimate that the fair value of our fixed maturity securities would decrease by approximately $380.9 million.  The impact on stockholders’ equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be an increase of $32.0 million in the accumulated other comprehensive loss.  The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change.  Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.  Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.  However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means as discussed earlier.  See Financial Condition - Liquidity for Insurance Operations included in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2003.

At June 30, 2004 and December 31, 2003, 84% and 74%, respectively, of our fixed income securities have call features and 9% and 19%, respectively, were subject to call redemption.  Another 46% will become subject to call redemption through December 31, 2004.  During the six months ended June 30,  2004 and 2003, we received $1.04 billion and $1.85 billion, respectively, in net redemption proceeds related to the exercise of such call options.  We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds.  Such reinvestment risk typically occurs in a declining rate environment.  Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on our annuity liabilities, we have the ability to reduce crediting rates on most of our annuity liabilities to maintain the spread at our targeted level.  At June 30, 2004 and December 31, 2003, approximately 76% and 74%, respectively, of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates of 2.25% to 4.00%.

With respect to our index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities.  These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies.  Market value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products.  During the six months ended June 30, 2004 and 2003, index credits to policyholders on their anniversaries were $71.6 million and $9.8 million, respectively.  Gains on options related to such credits were $51.2 million and $14.1 million, respectively.  The difference between gains on options and index credits for 2004 is primarily due to credits attributable to minimum guaranteed interest self funded by us.  During the second quarter of 2003, we refined our hedging process to purchase options out of the money to the extent of anticipated minimum guaranteed interest on index policies.  On the anniversary dates of the index policies, we purchase new one-year call options to fund the next annual index credits.  The risk associated with these prospective purchases is the uncertainty of the cost, which will determine whether we are able to earn our spread on our index business.  This is a risk we attempt to manage through the terms of our index annuities, which permit us to change annual participation rates, asset fees, and caps, subject to contractual features.  By modifying participation rates, asset fees or caps, we can limit option costs to budgeted amounts, except in cases where the contractual features would prevent further modifications.  Based upon actuarial testing which we conduct as a part of the design of our index products and on an ongoing basis, we believe the risk that contractual features would prevent us from controlling option costs is not material.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with the Securities and Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our Company’s disclosure controls and procedures were effective.  There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date of such evaluation.

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

Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims.  We are currently a defendant in two purported class action lawsuits filed in state courts alleging improper sales practices.  In both lawsuits, the plaintiffs are seeking returns of premiums and other compensatory and punitive damages.  A preliminary settlement has been reached in one of these cases involving primarily noneconomic relief.  A hearing is scheduled during August 2004 to determine whether this settlement will become final.  The financial impact to us is expected to be immaterial.   In the other case, the class has not been certified at this time and we have denied all allegations in this lawsuit and intend to vigorously defend against it.  The lawsuit is in the early stages of litigation and its outcome cannot at this time be determined.  However, we do not believe that this lawsuit will have a material adverse effect on our business, financial condition or results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                           The Company’s annual shareholders’ meeting was held on June 10, 2004.

(b) and (c)    (i)     Election of the following directors to the Company’s Board of Directors:

	FOR	AGAINST

John C. Anderson	31,441,233	1,397,160
Robert L. Hilton	31,539,133	1,299,260
John M. Matovina	26,809,264	6,029,129
Kevin R. Wingert	26,748,664	6,089,729

(ii)    Ratification of the appointment of Ernst & Young, LLP as Independent Auditors for 2004.  There were 32,785,503 votes cast for the ratification; 35,780 cast against; and 17,110 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits:

10.10-B	First Amendment to Coinsurance Agreement dated December 29, 2003 between American Equity Investment Life Holding Company and EquiTrust Life Insurance Company

10.19

Fourth Amendment dated June 30, 2004 to Amended and Restated Credit Agreement dated December 30, 2002 among American Equity Investment Life Holding Company, West Des Moines State Bank, as co-agent, Fleet National Bank, as documentation agent and U.S. Bank National Association, as agent

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

(b)           Reports on Form 8-K filed during the quarter ended June 30, 2004:

On April 26, 2004, a Form 8-K was filed in connection with a news release reporting our financial results for the three months ended March 31, 2004.  A copy of the news release was furnished with the Form 8-K.  This filing also included a copy of our financial supplement for the three months ended March 31, 2004.

On April 27, 2004, a Form 8-K was filed in connection with a news release announcing that we expected to issue $30 million of floating-rate trust preferred securities.

On April 30, 2004, a Form 8-K was filed in connection with a news release announcing that we had issued $27 million of floating-rate trust preferred securities.

On May 14, 2004, a Form 8-K was filed in connection with a news release announcing that we were postponing our previously announced registered offering of $150 million of senior notes.

On May 25, 2004, a Form 8-K was filed in connection with the mailing of our first quarter 2004 Quarterly Letter to Shareholders.

On June 25, 2004, a Form 8-K was filed in connection with a Notice of Proposed Class Action Settlement mailed to certain of our policyholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 4, 2004	AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

		By:	/s/	David J. Noble
David J. Noble, Chief Executive Officer
(Principal Executive Officer)

		By:	/s/	Wendy L. Carlson
Wendy L. Carlson, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/	Ted M. Johnson
Ted M. Johnson, Vice President - Accounting
(Principal Accounting Officer)