Form 10-Q
period 2004-09-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2004-11-09
CIK 1039828

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes  ☒   No ☐

APPLICABLE TO CORPORATE ISSUERS:

Shares of common stock outstanding at October 29, 2004: 38,257,812

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	September 30, 2004	December 31, 2003

Assets
Cash and investments:
Fixed maturity securities:
Available for sale, at market (amortized cost: 2004 – $2,530,393; 2003 – $3,703,756)	$2,481,364	$3,618,025
Held for investment, at amortized cost (market: 2004 – $3,634,778; 2003 - $1,717,224)	3,726,967	1,827,289
Equity securities, available for sale, at market (cost: 2004 - $34,755; 2003 - $21,794)	33,672	21,409
Mortgage loans on real estate	867,132	608,715
Derivative instruments	76,629	119,833
Policy loans	354	324
Cash and cash equivalents	38,225	32,598
Total cash and investments	7,224,343	6,228,193

Coinsurance deposits - related party	2,080,812	1,926,603
Premiums due and uncollected	1,437	1,213
Accrued investment income	49,095	29,386
Receivables from related parties	19,475	28,015
Property and equipment	3,362	1,574
Deferred policy acquisition costs	659,085	608,197
Deferred sales inducements	132,896	95,467
Deferred income tax asset	58,592	58,833
Federal income taxes recoverable	5,942	1,737
Other assets	38,974	6,333
Assets held in separate account	3,955	3,626
Total assets	$10,277,968	$8,989,177

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	September 30, 2004	December 31, 2003

Liabilities and Stockholders’ Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$57,966	$44,497
Annuity and single premium universal life products	9,252,748	8,271,377
Other policy funds and contract claims	85,184	60,995
Amounts due to related party under General Agency Commission and Servicing Agreement	24,691	40,601
Other amounts due to related parties	20,103	22,551
Notes payable	8,500	31,833
Subordinated debentures	153,236	116,425
Amounts due under repurchase agreements	261,162	108,790
Other liabilities	96,482	24,766
Liabilities related to separate account	3,955	3,626
Total liabilities	9,964,027	8,725,461

Stockholders’ equity:
Series Preferred Stock, par value $1 per share, 2,000,000 shares authorized; 1998 Series A Participating Preferred Stock issued and outstanding: 2003 - 625,000 shares	—	625
Common Stock, par value $1 per share, 75,000,000 shares authorized; issued and outstanding: 2004 – 38,257,812 shares; 2003 – 35,294,035 shares	38,258	35,294
Additional paid-in capital	214,985	208,436
Accumulated other comprehensive loss	(12,909)	(22,742)
Retained earnings	73,607	42,103
Total stockholders’ equity	313,941	263,716
Total liabilities and stockholders’ equity	$10,277,968	$8,989,177

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Traditional life and accident and health insurance premiums	$3,581	$4,230	$11,680	$11,088
Annuity and single premium universal life product charges	5,355	4,279	15,671	15,504
Net investment income	109,783	89,299	315,730	264,230
Realized gains (losses) on investments	422	(907)	811	6,881
Change in fair value of derivatives	(19,696)	6,050	(18,815)	25,141
Total revenues	99,445	102,951	325,077	322,844

Benefits and expenses:
Policy benefits and change in future policy benefits	2,424	3,262	10,055	8,846
Interest credited to account balances	77,368	67,944	236,965	180,460
Change in fair value of embedded derivatives	(25,913)	(287)	(53,244)	40,947
Interest expense on General Agency Commission and Servicing Agreement	684	698	2,172	2,411
Interest expense on notes payable	97	327	601	1,131
Interest expense on subordinated debentures	2,428	1,916	6,821	5,745
Interest expense on amounts due under repurchase agreements and other interest expense	1,047	249	2,160	823
Amortization of deferred policy acquisition costs	16,551	12,062	46,442	36,293
Other operating costs and expenses	8,132	6,981	24,359	19,808
Total benefits and expenses	82,818	93,152	276,331	296,464
Income before income taxes	16,627	9,799	48,746	26,380

Income tax expense	5,938	3,431	17,242	9,152
Net income	$10,689	$6,368	$31,504	$17,228

Earnings per common share	$0.28	$0.39	$0.83	$1.05

Earnings per common share - assuming dilution	$0.26	$0.34	$0.75	$0.90

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2003	$625	$14,438	$56,811	$(11,944)	$17,548	$77,478
Comprehensive income:
Net income for period	—	—	—	—	17,228	17,228
Change in net unrealized investment gains/losses	—	—	—	(1,951)	—	(1,951)
Total comprehensive income						15,277
Acquisition of 1,435,500 shares of common stock	—	(1,435)	(7,879)	—	—	(9,314)
Transfer of 1,591,083 shares of common stock to the NMO Deferred Compensation Trust	—	1,591	8,939	—	(533)	9,997
Balance at September 30, 2003	$625	$14,594	$57,871	$(13,895)	$34,243	$93,438

Balance at January 1, 2004	$625	$35,294	$208,436	$(22,742)	$42,103	$263,716
Comprehensive income:
Net income for period	—	—	—	—	31,504	31,504
Change in net unrealized investment gains/losses	—	—	—	9,833	—	9,833
Total comprehensive income						41,337
Issuance of 805,000 shares of common stock less issuance expenses of $507	—	805	5,933	—	—	6,738
Exercise of 6,000 management subscription rights	—	6	26	—	—	32
Conversion of $2,250 of subordinated debentures	—	278	1,840	—	—	2,118
Conversion of 625,000 shares of Series Preferred Stock	(625)	1,875	(1,250)	—	—	—
Balance at September 30, 2004	$—	$38,258	$214,985	$(12,909)	$73,607	$313,941

Total comprehensive income for the third quarter of 2004 was $34.2 million and was comprised of net income of $10.7 million and a decrease in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $23.5 million.

Total comprehensive loss for the third quarter of 2003 was $2.7 million and was comprised of net income of $6.4 million and an increase in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $9.1 million.

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2004	2003
Operating activities
Net income	$31,504	$17,228
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	236,965	180,460
Annuity and single premium universal life product charges	(15,671)	(15,504)
Change in fair value of embedded derivatives	(53,244)	40,947
Increase in traditional life and accident and health insurance reserves	13,469	8,730
Policy acquisition costs deferred	(116,913)	(81,936)
Amortization of deferred policy acquisition costs	46,442	36,293
Provision for depreciation and other amortization	1,052	979
Amortization of discount and premiums on fixed maturity securities	(99,732)	(117,072)
Realized gains on investments	(811)	(6,881)
Change in fair value of derivatives	18,815	(25,141)
Deferred income taxes	(5,054)	(2,355)
Reduction of amounts due to related party under General Agency Commission and Servicing Agreement	(15,910)	(14,174)
Changes in other operating assets and liabilities:
Accrued investment income	(19,709)	(1,519)
Receivables from related parties	8,540	6,996
Federal income taxes recoverable	(4,205)	(2,809)
Other policy funds and contract claims	24,189	19,901
Other amounts due to related parties	27,964	11,283
Other liabilities	10,949	15,166
Other	(951)	(1,177)
Net cash provided by operating activities	87,689	69,415

Investing Activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	1,196,938	2,097,038
Fixed maturity securities - held for investment	746,826	869,205
Equity securities, available for sale	18,525	32,317
Mortgage loans on real estate	43,298	7,073
Derivative instruments	73,432	34,693
	2,079,019	3,040,326
Acquisition of investments:
Fixed maturity securities - available for sale	(986,911)	(1,670,114)
Fixed maturity securities - held for investment	(1,550,797)	(1,419,534)
Equity securities, available for sale	(31,337)	(46,670)
Mortgage loans on real estate	(301,381)	(200,117)
Derivative instruments	(80,763)	(49,634)
Policy loans	(30)	(18)
	(2,951,219)	(3,386,087)

Purchases of property and equipment	(2,630)	(667)
Net cash used in investing activities	(874,830)	(346,428)

	Nine months ended September 30,
	2004	2003
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$1,353,887	$1,353,228
Coinsurance deposits - related party	(201,102)	(507,148)
Return of annuity and single premium universal life policyholder account balances	(533,078)	(354,021)
Financing fees incurred and deferred	(1,418)	(92)
Increase (decrease) in amounts due under repurchase agreements	152,372	(193,390)
Repayments of notes payable	(23,333)	(11,500)
Amounts due to reinsurers	—	(10,908)
Net proceeds from issuance of common stock	6,770	—
Proceeds from subordinated debentures	38,670	—
Acquisition of common stock	—	(9,314)
Net cash provided by financing activities	792,768	266,855
Increase (decrease) in cash and cash equivalents	5,627	(10,158)

Cash and cash equivalents at beginning of period	32,598	21,163
Cash and cash equivalents at end of period	$38,225	$11,005

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest on notes payable and repurchase agreements	$2,884	$1,994
Interest on subordinated debentures	6,053	5,354
Interest on General Agency Commission and Servicing Agreement	2,749	2,411
Income taxes - life subsidiaries	26,500	14,315

Non-cash financing and investing activities:
Premium and interest bonuses deferred as sales inducements	45,915	24,636
Transfer of 1,262,136 shares of common stock to NMO Deferred Compensation Trust	—	9,997
Conversion of subordinated debentures	2,118	—
Conversion of Series Preferred Stock	625	—

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

1. Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements of American Equity Investment Life Holding Company  (the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by GAAP for complete financial statements.  The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited financial statements.  Operating results for the three-month and nine-month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Sales Inducements

The Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” on January 1, 2004.  As it applies to the Company, SOP 03-1 established guidance for the accounting and presentation of costs related to sales inducements (“premium bonuses and bonus interest”).  There was no change to the Company’s method of accounting for sales inducements; however, the capitalized costs are now separately disclosed in the consolidated balance sheets and the related amortization expense is included in interest credited to account balances in the consolidated statements of income.  Prior to 2004, the capitalized costs were included in deferred policy acquisition costs and the amortization expense was included in the amortization of deferred policy acquisition costs.  The 2003 amounts have been reclassified to conform with the 2004 presentation.  The adoption of SOP 03-1 had no effect on net income or stockholders’ equity.  Amortization of sales inducements included as a component of interest credited to account balances was $2.4 million for the third quarter of 2004 and $6.5 million for the nine months ended September 30, 2004 compared to $1.4 million and $4.1 million for the same periods in 2003.

Reclassifications

Certain amounts in the unaudited consolidated financial statements for the periods ended September 30, 2003 have been reclassified to conform to the financial statement presentation as of and for the periods ended September 30, 2004.

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

2004
Risk-free interest rate	2.48%
Dividend yield	0%
Weighted-average expected life	10 years
Expected volatility	29.5%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma net earnings and earnings per common share were as follows (dollars in thousands, except per share date):

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Net income, as reported – numerator for earnings per common share	$10,689	$31,504
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effect	(451)	(758)
Net income, pro forma – numerator for earnings per common share, pro forma	10,238	30,746
Interest on convertible subordinated debentures (net of income tax benefit)	308	952
Numerator for earnings per common share - assuming dilution, pro forma	$10,546	$31,698

Earnings per common share, as reported	$0.28	$0.83
Earnings per common share, pro forma	$0.27	$0.81
Earnings per common share - assuming dilution, as reported	$0.26	$0.75
Earnings per common share - assuming dilution, pro forma	$0.25	$0.73

There is no compensation expense to be determined under the fair value based method for the three and nine months ended September 30, 2003 as there were no options granted or vesting during that period.

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

During the nine months ended September 30, 2004 and 2003, the Company paid renewal commissions to the Service Company of $19.8 million and $16.6 million, respectively, which reduced the amounts due under the General Agency Commission and Servicing Agreement and included amounts attributable to imputed interest.

Prior to 2004, the Service Company borrowed money from the Company as a source of funds.  At September 30, 2004 and December 31, 2003, the amounts receivable from the Service Company totaled $19.5 million and $27.9 million, respectively.  Principal and interest are payable quarterly over the five years from the date of the advance.

3.  Subordinated Debentures

On April 29, 2004, American Equity Capital Trust III (“Trust III”) issued 27 million shares of floating rate (three month London Interbank Offered Rate plus 4.00%) trust preferred securities.  On September 14, 2004, American Equity Capital Trust VII (“Trust VII”) issued 10.5 million shares of floating rate (three month London Interbank Offered Rate plus 3.75%) trust preferred securities.  In connection with Trusts’ issuance of these trust preferred securities and the related purchase by the Company of all of Trusts’ common securities, the Company issued $27.8 million and $10.8 million in principal amount of its floating rate subordinated debentures due April 29, 2034 and September 14, 2034, to Trust III and VII, respectively.  The sole assets of the Trusts are the subordinated debentures and any interest accrued thereon.  The interest rate and payment dates on the subordinated debentures correspond to the dividend rate and distribution dates on the trust preferred securities issued by Trusts.  The Trusts’ preferred securities mature simultaneously with the subordinated debentures.  All of the trust preferred securities are unconditionally guaranteed by the Company to the extent of the assets of Trusts.  Although the Company owns all of the common securities of the Trusts, in accordance with FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, the Company does not consolidate the Trusts.  This accounting treatment is more fully described in note 9 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

4. Notes Payable

On September 22, 2004, the Company entered into a $50 million revolving line of credit agreement with three banks.  The revolving period of the facility will be three years followed by a two-year term out option.  The applicable interest rate will be floating at LIBOR plus 1.75% or prime rate, as elected by the Company.  There is no amount outstanding under the revolving line of credit at September 30, 2004.  Under this agreement, without obtaining a waiver from the lenders, the Company is required to maintain a minimum risk-based capital ratio at American Equity Investment Life Insurance Company,  a maximum ratio of senior debt to total capital, and is prohibited from paying dividends on its capital stock in excess of 33% of consolidated net income for the prior year.

Notes payable of $8.5 million are due in quarterly installments plus interest commencing on December 31, 2004 over the next five years.  The applicable interest rate is floating at LIBOR plus 3.00%.

5. Reinsurance

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

6. Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Numerator:
Net income - numerator for earnings per common share	$10,689	$6,368	$31,504	$17,228
Interest on convertible subordinated debentures (net of income tax benefit)	308	337	952	1,011
Numerator for earnings per common share - assuming dilution	$10,997	$6,705	$32,456	$18,239

Denominator:
Weighted average common shares outstanding	38,257,812	14,411,764	37,261,111	14,455,124
Participating preferred stock	—	1,875,000	855,383	1,875,000
Denominator for earnings per common share	38,257,812	16,286,764	38,116,494	16,330,124

Effect of dilutive securities:
Convertible subordinated debentures	2,920,940	2,591,014	3,038,539	2,591,014
Stock options and management subscription rights	1,301,630	377,812	1,524,661	377,812
Deferred compensation agreements	439,812	325,829	433,133	856,046
Denominator for earnings per common share - assuming dilution	42,920,194	19,581,419	43,112,827	20,154,996

Earnings per common share	$0.28	$0.39	$0.83	$1.05

Earnings per common share - assuming dilution	$0.26	$0.34	$0.75	$0.90

7.  Contingencies

In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits alleging improper product design, improper sales practices and similar claims.  The Company is currently a defendant in two purported class action lawsuits filed in state courts alleging improper sales practices.  In both cases, the plaintiffs are seeking returns of premiums and other compensatory and punitive damages.  A preliminary settlement has been reached in one of these cases involving primarily noneconomic relief.  A hearing occurred during August 2004 to determine whether this settlement will become final, and the parties are awaiting the decision of the court.  The financial impact to the Company is expected to be immaterial.  In the other case, the class has not been certified at this time and the Company has denied all allegations in this lawsuit and intends to vigorously defend against it.  The lawsuit is in the early stages of litigation and its outcome cannot at this time be determined.  However, the Company does not believe that this lawsuit will have a material adverse effect on its business, financial condition or results of operations.

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

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis reviews our consolidated financial position at September 30, 2004, and the consolidated results of operations for the periods ended September 30, 2004 and 2003, and where appropriate, factors that may affect future financial performance.  This analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Results of Operations

Three and Nine Months Ended September 30, 2004 and 2003

Annuity deposits by product type collected during the three and nine months ended September 30, 2004 and 2003, were as follows:

	Three months ended September 30,		Nine months ended September 30,
Product Type	2004	2003	2004	2003
	(Dollars in thousands)

Index Annuities:
Index Strategies	$246,317	$266,564	$749,312	$573,712
Fixed Strategy	149,296	107,660	353,915	271,473
	395,613	374,224	1,103,227	845,185
Fixed Rate Annuities:
Single-Year Rate Guaranteed	65,558	169,235	232,384	452,475
Multi-Year Rate Guaranteed	4,560	22,358	18,276	55,568
	70,118	191,593	250,660	508,043
Total before coinsurance ceded	465,731	565,817	1,353,887	1,353,228
Coinsurance ceded	30,746	212,093	201,102	507,148
Net after coinsurance ceded	$434,985	$353,724	$1,152,785	$846,080

For information related to our coinsurance agreements, see note 5 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Gross annuity deposits for the nine months ended September 30, 2004 were unchanged from the same period in 2003.  Deposits in the third quarter of 2003 were significantly higher than any of the other 2003 quarters because we reduced commission rates to agents effective August 1, 2003 and the advance announcement of that action precipitated an influx of deposits in the third quarter of 2003.  Absent this effect on 2003 deposits, the trend of increasing deposits established in the first six months of 2004 would have continued for the nine months ended September 30, 2004.

Net annuity deposits after coinsurance ceded for the nine months ended September 30, 2004 increased 36% from the same period in 2003 because we reduced the coinsurance percent in our coinsurance agreement with EquiTrust Life Insurance Company (“EquiTrust”), a subsidiary of FBL Financial Group, from 40% in 2003 to 20% in 2004, and effective August 1, 2004, we suspended the EquiTrust coinsurance agreement.  As a result of the suspension, new business will no longer be ceded to EquiTrust unless and until the parties mutually agree to resume the coinsurance of new business.

Net income increased 68% to $10.7 million for the third quarter of 2004, and 83% to $31.5 million for the nine months ended September 30, 2004, compared to $6.4 million and $17.2 million for the same periods in 2003.  The growth in net income is  due to (i) an increase in our invested assets of 23% (on an amortized cost basis) from September 30, 2003 to September 30, 2004 and (ii) a 36 basis point reduction in average crediting rates for the nine month periods.  See our analysis of investment spread included in the discussion of interest credited to account balances.

Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) increased 25% to $5.4 million for the third quarter of 2004, and 1% to $15.7 million for the nine months ended September 30, 2004 compared to $4.3 million and $15.5 million for the same periods in 2003.  These increases are principally attributable to the growth and aging of our annuity business and correspondingly, increases in annuity policy withdrawals subject to surrender charges.  The increase in the third quarter of 2004 compared to the same period in 2003 is also due to increased surrenders of products at higher surrender charges.  The percentage increase for the nine month period is less than the third quarter period because surrenders of index annuities generated greater surrender charges in the first nine months of 2003 compared to the first nine months of 2004.

Net investment income increased 23% to $109.8 million in the third quarter of 2004, and 19% to $315.7 million for the nine months ended September 30, 2004 compared to $89.3 million and $264.2 million for the same periods in 2003.  These increases are principally attributable to the growth in our annuity business and corresponding increases in our invested assets.  Invested assets (amortized cost basis) increased 23% to $7.16 billion at September 30, 2004 compared to $5.81 billion at

September 30, 2003, while the average yield earned on average invested assets was 6.32% for the nine months ended September 30, 2004 compared to 6.58% for the same period in 2003.

Realized gains (losses) on investments were $0.4 million in the third quarter of 2004 compared to realized losses of $0.9 million for the same period in 2003.  For the nine months ended September 30, 2004, we had realized gains of $0.8 million compared to $6.9 million for the same period in 2003.  Realized gains and losses on investments fluctuate from period to period due to changes in the interest rate and economic environment and the timing of the sale of investments.  Realized gains and losses on investments include gains and losses on the sale of securities as well as losses recognized when the fair value of a security is written down in recognition of an “other than temporary” impairment.

The components of realized gains (losses) on investments for the three months and nine months ended September 30, 2004 and 2003 are set forth as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)		(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$4,081	$3,979	$13,628	$18,030
Gross realized losses	—	(233)	(136)	(3,902)
Writedowns (other than temporary impairments)	(3,659)	(4,223)	(12,828)	(7,126)
	422	(477)	664	7,002
Equity securities	—	(430)	147	(121)
	$422	$(907)	$811	$6,881

See Financial Condition - Investments for additional discussion of writedowns of the fair value of securities for “other than temporary” impairments.

Change in fair value of derivatives (call options purchased to fund annual index credits on index annuities) was a decrease of $19.7 million in the third quarter of 2004, and a decrease to $18.8 million for the nine months ended September 30, 2004 compared to an increase of $6.1 million and an increase of $25.1 million for the same periods in 2003.  The components of the change in fair value of derivatives are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)		(Dollars in thousands)
Change in fair value of derivatives:
Gains received at expiration or recognized upon early termination	$22,910	$18,113	$74,068	$32,210
Cost of money for index annuities	(16,118)	(11,138)	(40,388)	(45,586)
Change in difference between fair value and remaining option cost at beginning and end of period	(26,488)	(925)	(52,495)	38,517
	$(19,696)	$6,050	$(18,815)	$25,141

The difference between the change in fair value of derivatives between the periods is primarily due to the performance of the indices upon which our options are based.  A substantial portion of our options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices.

The amounts reported in the table above for gains at expiration primarily reflect the changes in the indices from the date the option was acquired to the date it expired.  The range of index appreciation for options expiring in the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
S&P 500 Index
Point-to-point strategy	7.6% - 13.6%	3.6% - 19.0%	7.6% - 31.3%	0.0% - 19.0%
Monthly average strategy	7.5% - 12.5%	0.0% - 9.4%	6.8% - 29.2%	0.0% - 9.4%
Lehman Brothers U.S. Aggregate and U.S. Treasury indices	2.0% - 6.8%	0.0% - 6.4%	1.8% - 6.8%	0.0% - 14.2%

Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the index annuity policies (participation rates and caps) which allow us to manage the cost of the options purchased to fund the annual index credits.

The change in fair value of derivatives is also influenced by the aggregate cost of options purchased which is related to the amount of policyholder funds allocated to the various indices, market volatility which affects option pricing and the policy terms and historical experience which affects the strikes and caps of the options we purchase.  The aggregate cost of option purchases began declining in the second quarter of 2003 when we refined our hedging process to purchase options that were out of the money to the extent of anticipated minimum guaranteed interest on the index policies.  Prior to that, all options were purchased at the money at a higher cost.  The aggregate cost of option purchase increased in each of the 2004 quarters because more options were purchased at the money and option pricing increased due to greater market volatility.  More options have been purchased at the money (or less out of the money than in preceding periods) because index returns have increased, thereby reducing the impact of minimum guaranteed interest on policy values and option purchases.  See Critical Accounting Policies - Derivative Instruments - Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Interest credited to account balances increased 14% to $77.4 million in the third quarter of 2004, and 31% to $237.0 million for the nine months ended September 30, 2004 compared to $67.9 million and $180.5 for the same periods in 2003.  These increases were principally attributable to index credits on index policies which increased to $32.3 million and $104.0 million during the three and nine month periods ended September 30, 2004, respectively, from $16.1 million and $25.9 million during the same periods in 2003 as a result of increases in the underlying indices (see discussion above under change in fair value of derivatives).  The increase was also attributable to the increase in the average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) during the nine months ended September 30, 2004 of 17% to $6.76 billion from $5.78 billion during the same period in 2003 and an increase in amortization of deferred sales inducements.  Amortization of deferred sales inducements was $2.4 million for the third quarter of 2004 and $6.5 million for the nine months ended September 30, 2004 compared to $1.4 million and $4.1 million for the same periods in 2003.  These increases were offset in part by a decrease in average crediting rates, which we implemented in connection with our spread management process, of 36 basis points for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2004.

Our investment spread is summarized as follows:

	Nine months ended September 30,
	2004	2003

Average yield on invested assets	6.32%	6.58%
Average net cost of money for index annuities	3.37%	3.62%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.47%	3.91%
Multi-year rate guaranteed	5.59%	5.71%

Investment spread:
Aggregate	2.39%	2.29%
Index annuities	2.95%	2.96%
Fixed rate annuities:
Annually adjustable	2.85%	2.67%
Multi-year rate guaranteed	0.73%	0.87%

The average crediting rates and investment spreads are computed without the impact of amortization of deferred sales inducements.  With respect to our index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate options, expenses we incur to fund the annual income credits and minimum guaranteed interest credited on the index business.  Gains realized on call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances.  See Critical Accounting Policies - Derivative Instruments - Index Products and note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Change in fair value of embedded derivatives was a decrease of $25.9 million in the third quarter of 2004 and a decrease of $53.2 million for the nine months ended September 30, 2004 compared to a decrease of $0.3 million and an increase of $40.9 million for the same periods in 2003.  The liabilities on our index annuities are treated as a “series of embedded derivatives” over the life of the applicable contracts.  We are required to estimate the fair value of the future index reserve liabilities by valuing the “host” (or guaranteed) component of the liabilities and projecting (i) the expected index credits on the next policy anniversary dates and (ii) the net cost of annual options we will purchase in the future to fund index credits.  The change in the amount of expense recognized during the three and nine months ended September 30, 2004 and 2003 primarily resulted from the increase or decrease in expected index credits on the next policy anniversary dates, which are related to the change in the fair value of the options acquired to fund these index credits discussed above in the “Change in fair value of derivatives”.  In addition, the host value of the index reserve liabilities increased primarily as a result of increases in index annuity premium deposits.  See Critical Accounting Policies - Derivative Instruments - Index Products and note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Amortization of deferred policy acquisition costs increased 37% to $16.6 million in the third quarter of 2004 and 28% to $46.4 million for the nine months ended September 30, 2004 compared to $12.1 million and $36.3 million for the same periods in 2003.  These increases are primarily due to additional annuity deposits as discussed above.  Additional amortization associated with realized gains on investments sold during the second quarter of 2003 was $3.7 million.  The application of SFAS No. 133 resulted in a $0.3 million increase in amortization in the third quarter of 2004 and an increase of $1.1 million for the nine months ended September 30, 2004 compared to a decrease of $0.3 million and a decrease of $0.5 million for the same periods in 2003.  See notes 1 and 4 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Other operating costs and expenses increased 16% to $8.1 million in the third quarter of 2004 and 23% to $24.4 million for the nine months ended September 30, 2004 compared to $7.0 million and $19.8 million for the same periods in 2003.  The increase in the third quarter of 2004 compared to the same period in 2003 was principally attributable to an increase of $0.9 million in marketing expenses, $0.4 million in salaries and related costs of employment due to growth in our annuity business and $0.2 million in risk charges related to the reinsurance agreements entered into with Hannover Life Reassurance Company of America (“Hannover”).  The increase for the nine months ended September 30, 2004 compared to the same period in 2003 was principally attributable to an increase of $2.2 million in marketing expenses, $1.3 million in salaries and related costs of employment due to growth in our annuity business and $0.8 million in risk charges related to the reinsurance agreements with Hannover.  The reinsurance agreements with Hannover are more fully described in note 5 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Financial Condition

Investments

Our investment strategy is to maintain a predominantly investment grade fixed income portfolio, provide adequate liquidity to meet our cash obligations to policyholders and others and maximize current income and total investment return through active investment management.  Consistent with this strategy, our investments principally consist of fixed maturity securities and short-term investments.  We also had approximately 1.1% and 1.9% of our invested assets at September 30, 2004 and December 31, 2003 in derivative instruments (primarily equity market index call options) purchased in connection with the issuance of index annuities.

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

Cash and investments increased to $7.22 billion at September 30, 2004 compared to $6.23 billion at December 31, 2003 as a result of the growth in our annuity business discussed above.  At September 30, 2004, the fair value of our available for sale fixed maturity and equity securities was $50.1 million less than the amortized cost of those investments, compared to $86.1 million at December 31, 2003.  At September 30, 2004, the amortized cost of our fixed maturity securities held for investment exceeded the market value by $92.2 million, compared to $110.1 million at December 31, 2003.  The decrease in net unrealized investment losses at September 30, 2004 compared to December 31, 2003 is related to a decrease in market interest rates.

The composition of our investment portfolio is summarized as follows:

	September 30, 2004		December 31, 2003
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government and agencies	$5,147,899	71.3%	$4,289,857	68.9%
Public utilities	44,824	0.6%	51,835	0.8%
Corporate securities	306,026	4.2%	409,482	6.6%
Redeemable preferred stocks	35,913	0.5%	10,079	0.2%
Mortgage and asset-backed securities:
United States Government and agencies	271,401	3.7%	264,102	4.2%
Non-government	402,268	5.6%	419,959	6.7%
Total fixed maturity securities	6,208,331	85.9%	5,445,314	87.4%
Equity securities	33,672	0.5%	21,409	0.4%
Mortgage loans on real estate	867,132	12.0%	608,715	9.8%
Derivative instruments	76,629	1.1%	119,833	1.9%
Policy loans	354	—	324	—
Cash and cash equivalents	38,225	0.5%	32,598	0.5%
Total cash and investments	$7,224,343	100.0%	$6,228,193	100.0%

At September 30, 2004 and December 31, 2003, the amortized cost and estimated fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
September 30, 2004
Fixed maturity securities:
Available for sale:
United States Government and agencies	23	$1,283,351	$(47,957)	$1,235,394
Public utilities	1	248	(5)	243
Corporate securities	7	31,680	(8,887)	22,793
Redeemable preferred stocks	3	15,000	(807)	14,193
Mortgage and asset-backed securities:
United States Government and agencies	1	2,892	(68)	2,824
Non-government	14	258,956	(15,195)	243,761
	49	$1,592,127	$(72,919)	$1,519,208

Held for investment:
United States Government and agencies	43	$2,418,116	$(93,447)	$2,324,669
	43	$2,418,116	$(93,447)	$2,324,669

Equity securities:
Non-redeemable preferred stocks	4	$1,995	$(604)	$1,391
Common stocks	2	16,722	(641)	16,081
	6	$18,717	$(1,245)	$17,472

	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value
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

Equity securities:
Non-redeemable preferred stocks	2	$13,683	$(132)	$13,551
Common stocks	2	1,995	(294)	1,701
	4	$15,678	$(426)	$15,252

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2004 and December 31, 2003, by contractual maturity, that were in an unrealized loss position are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of our mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
September 30, 2004
Due after one year through five years	$5	$4	$—	$—
Due after five years through ten years	208,745	195,314	—	—
Due after ten years through twenty years	563,538	539,898	410,071	407,391
Due after twenty years	557,991	537,407	2,008,045	1,917,278
	1,330,279	1,272,623	2,418,116	2,324,669
Mortgage-backed and asset-backed securities	261,848	246,585	—	—
	$1,592,127	$1,519,208	$2,418,116	$2,324,669

December 31, 2003
Due after one year through five years	$5	$4	$—	$—
Due after five years through ten years	200,268	188,072	—	—
Due after ten years through twenty years	838,834	816,539	35,000	34,324
Due after twenty years	1,363,480	1,329,344	1,716,532	1,607,143
	2,402,587	2,333,959	1,751,532	1,641,467
Mortgage-backed and asset-backed securities	532,840	493,857	—	—
	$2,935,427	$2,827,816	$1,751,532	$1,641,467

The table below presents our fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations.

		September 30, 2004		December 31, 2003
NAIC Designation	Rating Agency Equivalent	Carrying Amount	Percent	Carrying Amount	Percent
		(Dollars in thousands)

1	Aaa/Aa/A	$6,017,672	96.9%	$5,191,006	95.3%
2	Baa	129,962	2.1%	174,519	3.2%
3	Ba	25,860	0.4%	47,904	0.9%
4	B	12,748	0.2%	21,109	0.4%
5	Caa and lower	15,635	0.3%	10,773	0.2%
6	In or near default	6,454	0.1%	3	—
	Total fixed maturities	$6,208,331	100.0%	$5,445,314	100.0%

At September 30, 2004 and December 31, 2003, the fair value of investments we owned that were non-investment grade or not rated were $60.7 million and $91.5 million, respectively.  Non-investment grade or not rated securities represented 1.0% and 1.7% at September 30, 2004 and December 31, 2003, respectively, of the fair value of our fixed maturity securities.  The unrealized losses on investments we owned that were non-investment grade or not rated at September 30, 2004 and December 31, 2003, were $11.7 million and $10.8 million, respectively.  The unrealized losses on such securities at September 30, 2004 and December 31, 2003 represented 7.0% and 4.9%, respectively, of gross unrealized losses on fixed maturity securities.

At September 30, 2004, we identified certain invested assets which have characteristics (i.e. significant unrealized losses compared to book value and industry trends) creating uncertainty as to our future assessment of other than temporary impairments.  This list is referred to as our watch list.  We have excluded from this list securities with unrealized losses which are related to market movements in interest rates.

At September 30, 2004, the amortized cost and estimated fair value of each fixed maturity security on the watch list are as follows:

Issuer	Amortized Cost	Unrealized Losses	Estimated Fair Value	Maturity Date	Months Below Amortized Cost
	(Dollars in thousands)
Continental Airlines 2001-001-B	$8,588	$(2,181)	$6,407	6/15/2017	25
Land O’ Lakes Capital Securities	8,074	(3,234)	4,840	3/15/2028	45
Northwest Airlines Pass Thru Certificates 1999-1 Class C	8,214	(3,387)	4,827	8/1/2015	42
Pegasus Aviation 1999-1A C1	5,834	(2,934)	2,900	3/25/2029	37
	$30,710	$(11,736)	$18,974

We have reviewed these investments and concluded that there was no other than temporary impairment on these investments at September 30, 2004.  The factors that we considered in making this determination included the financial condition and near-term prospects of the issuer, whether the issuer is current on all payments and all contractual payments have been made, our intent and ability to hold the investment to allow for any anticipated recovery and the length of time and extent to which the fair value has been less than cost.

Our analysis of these securities and their credit performance at September 30, 2004 is as follows:

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

Land O’ Lakes is a national, farmer-owned food and agricultural cooperative.  We determined that an other than temporary impairment charge was not necessary for the following reasons: (i) Land O’ Lakes operates in a cyclical industry and had successfully managed through previous cyclical lows; (ii) we calculated that Land O’ Lakes had an EBITDA to interest coverage of 4.51 times for bank debt and determined that Land O’ Lakes had adequate liquidity; (iii) Land O’ Lakes was in the process of improving its balance sheet by maintaining liquidity and selling non-strategic assets and investments and (iv) further improvements are expected in the future.

Northwest Airlines Pass Thru Certificates 1999-1 Class C are backed by the general credit of Northwest Airlines as well as the collateral from a pool of airplanes.  We determined that an other than temporary impairment charge was not necessary for the following reasons: (i) we believed that a bankruptcy was unlikely since Northwest had begun to see benefits from its attempts to return to profitability; (ii) we believed Northwest had adequate liquidity; (iii) we calculated Northwest to have unrestricted cash at June 30, 2004 of approximately $2.9 billion; (iv) even if Northwest declared bankruptcy, these bonds would have remained current for at least 18 months due to a liquidity coverage feature and the bonds could remain current after 18 months if Northwest affirmed the leases on the planes in the collateral pool in the unlikely event of a bankruptcy and (v) based upon the liquidity of Northwest ($2.9 billion at June 30, 2004) and the improving conditions in the airline industry we believe the event of a default is remote.

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

Each of the four securities on the watch list is current in respect to payments of principal and interest.  We have concluded for each of the four securities on the watch list that we have the intent and ability to hold these securities for a period of time sufficient to allow for a recovery in fair value.

We took writedowns on certain other investments that we concluded did have an other than temporary impairment during the nine months ended September 30, 2004 and 2003 of $12.8 million and $7.1 million, respectively.  Following is a discussion of each security for which we have taken write downs on during the nine months ended September 30, 2004 and 2003.

Oakwood Mortgage 2000-C Class M1 is backed by installment sales contracts secured by manufactured homes and liens on real estate.  We wrote this security down by $7.6 million in the first quarter of 2004 due to an increase in default rates and realized losses above expected levels along with a downgrade to below investment grade on March 8, 2004.  We took an additional writedown on this security of $3.7 million in the third quarter of 2004 due to continued deterioration in default rates.

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

There were no sales of securities during the nine months ended September 30, 2004 that resulted in a material loss.  Securities sold at a material loss during the nine months ended September 30, 2003 are as follows:

	Nine Months Ended September 30, 2003
Issuer	Amortized Cost	Fair Value	Realized Losses	Months Below Amortized Cost
	(Dollars in thousands)
Calpine Canada	$5,023	$3,613	$1,410	20
American Airlines Pass Thru Certificates	1,750	902	848	10
	$6,773	$4,515	$2,258

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

American Airlines Pass Thru Certificates, which were collateralized by a pool of airplanes, were sold as a result of  inadequate collateral coverage in a potential bankruptcy situation and recent changes regarding the airline’s bank covenants regarding required minimum unrestricted cash balances.

At September 30, 2004 and December 31, 2003, we held $867.1 million and $608.7 million, respectively, of mortgage loans with commitments outstanding of $63.6 million at September 30, 2004.  These mortgage loans are diversified as to property type, location, and loan size, and are collateralized by the related properties.  Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type.  As of September 30, 2004, there were no delinquencies in our mortgage portfolio.  The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	September 30, 2004		December 31, 2003
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$158,288	18.2%	$115,817	19.0%
Middle Atlantic	73,370	8.5%	56,563	9.3%
Mountain	141,117	16.3%	79,777	13.1%
New England	51,007	5.9%	38,539	6.3%
Pacific	73,878	8.5%	42,327	7.0%
South Atlantic	144,079	16.6%	105,635	17.4%
West North Central	166,349	19.2%	125,163	20.5%
West South Central	59,044	6.8%	44,894	7.4%
Total	$867,132	100.0%	$608,715	100.0%

	September 30, 2004		December 31, 2003
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Property type distribution
Office	$244,644	28.2%	$145,490	23.9%
Medical Office	57,057	6.6%	55,314	9.1%
Retail	217,385	25.1%	163,434	26.8%
Industrial/Warehouse	214,764	24.8%	162,943	26.8%
Hotel	25,826	3.0%	20,819	3.4%
Apartment	36,847	4.2%	29,565	4.9%
Mixed use/other	70,609	8.1%	31,150	5.1%
Total	$867,132	100.0%	$608,715	100.0%

Liquidity

On January 7, 2004, the underwriters of our December 2003 initial public offering exercised their remaining over-allotment option and purchased an additional 805,000 shares of our common stock at a price of $9.00 per share ($8.37 per share net of underwriting discount.)

On April 29, 2004, our wholly owned subsidiary, American Equity Capital Trust III (“Trust III”) issued 27 million shares of floating rate (three month London Interbank Offered Rate plus 4.00%) trust preferred securities.  On September 14, 2004, our wholly owned subsidiary, American Equity Capital Trust VII (“Trust VII”) issued 10.5 million shares of floating rate (three month London Interbank Offered Rate plus 3.75%) trust preferred securities.  In connection with Trusts’ issuance of these trust preferred securities and the related purchase by us of all of Trusts’ common securities, we issued $27.8 million and $10.8 million in principal amount of floating rate subordinated debentures due April 29, 2034 and September 14, 2034 to Trust III and Trust VII, respectively.  The sole assets of Trusts III and VII are the subordinated debentures and any interest accrued thereon.  The interest rate and payment dates on the subordinated debentures correspond to the dividend rate and distribution dates on the trust preferred securities issued by Trusts III and VII.  The trust preferred securities mature simultaneously with the subordinated debentures.  All of the trust preferred securities are unconditionally guaranteed by us to the extent of the assets of Trusts III and VII.  We used $23.3 million of the proceeds from the issuance of the subordinated debentures to Trust III to repay a portion of our notes payable outstanding under our bank credit facility.

On September 22, 2004, we entered into a $50 million revolving line of credit agreement with three banks.  The revolving period of the facility will be three years followed by a two-year term out option.  The applicable interest rate will be floating at LIBOR plus 1.75% or prime rate, as elected by us.  There is no amount outstanding under this revolving line of credit at

September 30, 2004.  Under this agreement, without obtaining a waiver from the lenders, we are required to maintain a minimum risk-based capital ratio at American Equity Life, a maximum ratio of senior debt to total capital, and is prohibited from paying dividends on our capital stock in excess of 33% of consolidated net income for the prior year.

Notes payable of $8.5 million are due in quarterly installments plus interest commencing on December 31, 2004 over the next five years.  The applicable interest rate is floating at LIBOR plus 3.00%.

The statutory capital and surplus of our life insurance subsidiaries at September 30, 2004 was $386.3 million.  American Equity Life made surplus note interest payments to us of $3.1 million during the nine months ended September 30, 2004.  For the remainder of 2004, up to $37.5 million can be distributed by American Equity Life as dividends without prior regulatory approval.  Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities.  American Equity Life had $62.0 million of earned surplus at September 30, 2004.

The transfer of funds by American Equity Life is also restricted by a covenant in our line of credit facility, which requires American Equity Life to maintain a minimum 200% risk based capital ratio.  At September 30, 2004, American Equity Life’s risk based capital ratio exceeded 200%.

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

Interest rate risk is our primary market risk exposure.  Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the amount of interest we pay on our notes payable, and the market value of our investments.  Our notes payable bear interest at prime or LIBOR plus 3.00%.  Our floating rate trust preferred securities issued by Trusts III, IV and VII bear interest at the three month LIBOR plus 3.75% - 4.00%.  Our outstanding balance of notes payable and floating rate trust preferred securities was $58.0 million and $43.8 million at September 30, 2004 and December 31, 2003, respectively.  The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities.  We have the ability to adjust crediting rates (participation or asset fee rates for index annuities) on substantially all of our annuity policies at least annually (subject to minimum guaranteed values).  In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned.  However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

If interest rates were to increase 10% (49 basis points) from levels at September 30, 2004, we estimate that the fair value of our fixed maturity securities would decrease by approximately $311.1 million.  The impact on stockholders’ equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be an increase of $29.6 million in the accumulated other comprehensive loss.  The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change.  Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.  Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.  However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means as discussed earlier.  See Financial Condition - Liquidity for Insurance Operations included in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2003.

At September 30, 2004 and December 31, 2003, 84% and 74%, respectively, of our fixed income securities have call features and 16% and 19%, respectively, were subject to call redemption.  Another 26% will become subject to call redemption through December 31, 2004.  During the nine months ended September 30, 2004 and 2003, we received $1.6 billion and $2.5 billion, respectively, in net redemption proceeds related to the exercise of such call options.  We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds.  Such reinvestment risk typically occurs in a declining rate environment.  Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on our annuity liabilities, we have the ability to reduce crediting rates on most of our annuity liabilities to maintain the spread at our targeted level.  At September 30, 2004 and December 31, 2003, approximately 78% and 74%, respectively, of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates of 2.25% to 4.00%.

With respect to our index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities.  These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies.  Market value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products.  For the nine months ended September 30, 2004 and 2003, index credits to policyholders on their anniversaries were $104.0 million and $25.9 million, respectively.  Gains on options related to such credits were $74.1 million and $31.8 million, respectively.  The difference between gains on options and index credits for 2004 is primarily due to credits attributable to minimum guaranteed interest self funded by us.  During the second quarter of 2003, we refined our hedging process to purchase options out of the money to the extent of anticipated minimum guaranteed interest on index policies.  On the anniversary dates of the index policies, we purchase new one-year call options to fund the next annual index credits.  The risk associated with these prospective purchases is the uncertainty of the cost, which will determine whether we are able to earn our spread on our index business.  This is a risk we attempt to manage through the terms of our index annuities, which permit us to change annual participation rates, asset fees, and caps, subject to contractual features.  By modifying participation rates, asset fees or caps, we can limit option costs to budgeted amounts, except in cases where the contractual features would prevent further modifications.  Based upon actuarial testing which we conduct as a part of the design of our index products and on an ongoing basis, we believe the risk that contractual features would prevent us from controlling option costs is not material.

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

Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims.  We are currently a defendant in two purported class action lawsuits filed in state courts alleging improper sales practices.  In both lawsuits, the plaintiffs are seeking returns of premiums and other compensatory and punitive damages.  A preliminary settlement has been reached in one of those cases involving primarily noneconomic relief.  A hearing occurred during August 2004 to determine whether this settlement will become final and the parties are awaiting the decision of the court.  The financial impact to us is expected to be immaterial.  In the other case, the class has not been certified at this time and we have denied all allegations in this lawsuit and intend to vigorously defend against it.  The lawsuit is in the early stages of litigation and its outcome cannot at this time be determined.  However, we do not believe that this lawsuit will have a material adverse effect on our business, financial condition, or results of operations.

In addition, we are from time to time subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations, or cash flows.  There can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.

ITEM 6. EXHIBITS

4.13                           Indenture dated April 29, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee

4.14                           Guarantee Agreement dated April 29, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee

4.15                           Indenture dated September 14, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee

4.16                           Guarantee Agreement dated September 14, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee

10.20                     Amended and Restated Credit Agreement dated September 22, 2004 among American Equity Investment Life Holding Company, West Des Moines State Bank, LaSalle Bank and U.S. Bank National Association, as agent

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

Date: November 9, 2004	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

	By:	/s/ David J. Noble
David J. Noble, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wendy L. Carlson
Wendy L. Carlson, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Vice President - Accounting
(Principal Accounting Officer)