Form 10-K
period 2004-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2005-03-14
CIK 1039828

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        Aggregate market value of the shares of the Registrant's common equity held by non-affiliates of the Registrant was $344,207,862 based on the closing price of $9.95 per share, the closing price of the common stock on the New York Stock Exchange on June 30, 2004.

        Shares of common stock outstanding as of February 28, 2005: 38,375,157

        Documents incorporated by reference: Portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held June 9, 2005, which will be filed within 120 days after December 31, 2004, are incorporated by reference into Part III of this report.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004
TABLE OF CONTENTS

PART I.
Item 1.	Business	3
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6.	Selected Consolidated Financial and Other Data	16
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 8.	Consolidated Financial Statements and Supplementary Data	42
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42
Item 9A.	Controls and Procedures	42
Item 9B.	Other Information	44
PART III.
	The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2004.	45
PART IV.
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	45
SIGNATURES		46
Index to Consolidated Financial Statements and Schedules		F-1
Exhibit Index
Exhibit 23	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

PART I

ITEM 1.    BUSINESS

Introduction

        We were formed on December 15, 1995 to develop, market, issue and administer annuities and life insurance. We are a full service underwriter of a broad array of annuity and insurance products. Our business consists primarily of the sale of fixed rate and index annuities and, accordingly, we have only one business segment. Our business strategy is to focus on our annuity business and earn predicable returns by managing investment spreads and investment risk. We are currently licensed to sell our products in 48 states and the District of Columbia.

        On December 9, 2003, we completed an initial public offering of 18,700,000 shares of our common stock at a price of $9.00 per share. Pursuant to the over-allotment option granted to the underwriters in the offering, the underwriters purchased an additional 2,000,000 shares on December 29, 2003 and an additional 805,000 shares on January 7, 2004, which fully exercised the over-allotment option. The proceeds from our initial public offering (including proceeds from shares issued pursuant to the over-allotment option), net of the underwriting discount and expenses, were approximately $178.0 million.

        Investor related information, including periodic reports filed on Forms 10-K, 10-Q and 8-K and all amendments to such reports may be found on our internet website at www.american-equity.com as soon as reasonably practicable after such reports are filed with the SEC. In addition, the Company has available on its website its: (i) code of business conduct and ethics; (ii) audit committee charter; (iii) compensation committee charter; (iv) nominating/corporate governance committee charter and (v) corporate governance guidelines.

Annuity Market Overview

        Our target market includes the group of individuals ages 45-75 who are seeking to accumulate tax-deferred savings. We believe that significant growth opportunities exist for annuity products because of favorable demographic and economic trends. According to the U.S. Census Bureau, there were 35 million Americans age 65 and older in 2000, representing 12% of the U.S. population. By 2030, this sector of the population is expected to increase to 20% of the total population. Our fixed rate and index annuity products are particularly attractive to this group as a result of the guarantee of principal with respect to those products, competitive rates of credited interest, tax-deferred growth and alternative payout options.

        According to LIMRA International, total industry sales of individual annuities were $224.4 billion in 2004 and $218.8 billion in 2003. Fixed annuity sales, which include index and fixed rate annuities were $90.9 billion in 2004 and $89.4 billion in 2003. Sales of index annuities increased 69% to a record $24.3 billion in 2004 from $14.4 billion in 2003. We believe index annuities, which have a crediting rate linked to the change in various indices, appeal to policyholders interested in participating in returns linked to equity and/or bond markets without the risk of loss of principal. Our wide range of fixed rate annuity products has enabled us to enjoy favorable growth during volatile equity and bond markets.

Strategy

        Our business strategy is to focus on our annuity business and earn predictable returns by managing investment spreads and investment risk. Key elements of this strategy include the following:

          Expand our Current Independent Agency Network.    We believe that our successful relationships with approximately 70 national marketing organizations and, through them, 46,000 independent agents, represent a significant competitive advantage. We intend to grow and enhance our core distribution channel by expanding our relationships with national marketing organizations and independent agents, by addressing their product needs and by providing the highest quality service possible.

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

Fixed Rate Annuities

        These products, which accounted for approximately 16% and 36% of our total annuity deposits collected for the years ended December 31, 2004 and 2003, respectively, include single premium deferred annuities ("SPDAs"), flexible premium deferred annuities ("FPDAs") and single premium immediate annuities ("SPIAs"). An SPDA generally involves the tax-deferred accumulation of interest on a single premium paid by the policyholder. After a number of years, as specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, or for a combination of these payment options. We also sell SPDAs, under which the annual crediting rate is guaranteed for either a three-year or a five-year period. FDPAs are similar to SPDAs in many respects, except that the FPDA allows additional deposits in varying amounts by the policyholder without a new application.

        Our SPDAs and FPDAs (excluding the multi-year rate guaranteed products) generally have an interest rate (the "crediting rate") that is guaranteed by us for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. The guaranteed rate on our non-multi-year rate guaranteed policies in force and new issues ranges from 2.25% to 4.00%. The guaranteed rate on our multi-year rate guaranteed policies in force ranges from 3.05% to 4.80% for the three-year rate guaranteed product and from 3.25% to 7% for the five-year rate guaranteed product. The initial crediting rate is largely a function of the interest rate we can earn on invested assets acquired with new annuity deposits and the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender assumptions, competitive industry pricing and crediting rate history for particular groups of annuity policies with similar characteristics.

        Approximately 99% and 92% of our fixed rate annuity sales during the years ended December 31, 2004 and 2003, respectively, were "bonus" products. The initial crediting rate on these products specifies a bonus crediting rate ranging from 1% to 7% of the annuity deposit. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established. Generally, there is a compensating adjustment in the commission paid to the agent to offset the first year interest bonus. In all situations, we obtain an acknowledgment from the policyholder, upon policy issuance, that a specified portion of the first year interest will not be paid in renewal years. As of December 31, 2004, crediting rates on our outstanding SPDAs and FPDAs generally ranged from 3.10% to 7.50%, excluding interest bonuses guaranteed for the first year. The average crediting rate on FPDAs and SPDAs including interest bonuses at December 31, 2004 was 4.42%, and the average crediting rate on those products excluding bonuses was 4.18%.

        Policyholders are typically permitted to withdraw all or a part of the premium paid, plus accrued interest credited to the account (the "accumulation value"), subject to the assessment of a surrender charge for withdrawals in excess of specified limits. Most of our SPDAs and FPDAs provide for penalty-free withdrawals of up to 10% of the accumulation value each year after the first year, subject to limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period which generally ranges from 3 to 15 years after the date the policy is issued. This surrender charge is initially 8.25% to 25% of the accumulation value and generally decreases by approximately one to two percentage points per year during the surrender charge period. Surrender charges are set at levels aimed at protecting us from loss on early terminations and reducing the likelihood of policyholders terminating their policies during periods of increasing interest rates. This practice lengthens the effective duration of the policy liabilities and enhances our ability to maintain profitability on such policies.

        Our SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issue. The amounts, frequency, and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 3.83% and 4.25% at December 31, 2004 and 2003, respectively.

Index Annuities

        Index annuities accounted for approximately 84% and 64% of the total annuity deposits collected for the years ended December 31, 2004 and 2003, respectively. These products allow policyholders to link returns to the performance of a particular index without the risk of loss of their principal. Most of these products allow policyholders to transfer funds once a year among several different crediting strategies, including one or more index based strategies and a traditional fixed rate strategy.

        The annuity contract value is equal to the premiums paid increased for returns which are based upon a percentage (the "participation rate") of the annual appreciation (based in certain situations on monthly averages or monthly point-to-point calculations) in a recognized index or benchmark. The participation rate, which we may reset annually, generally varies among the index products from 50% to 100%. Some of the products also have an "asset fee" ranging from 1.5% to 5%, which is deducted from the interest to be credited. The asset fees may be adjusted annually by us, subject to stated limits. In addition, some products apply an overall limit (or "cap"), ranging from 5% to 13%, on the amount of annual interest the policyholder may earn in any one contract year, and the applicable cap also may be adjusted annually subject to stated minimums. The minimum guaranteed contract values are equal to 80% to 100% of the premium collected plus interest credited at an annual rate ranging from 2% to 3.5%. We purchase options on the applicable indices as an investment to provide the income needed to fund the amount of the index credits on the index products. The setting of the participation rates, asset fees and caps is a function of the interest rate we can earn on the invested assets acquired with annuity fund deposits, cost of options and features offered on similar products by competitors. Approximately 57% and 39% of our index annuity sales for the years ended December 31, 2004 and 2003, respectively, were "premium bonus" products. The initial annuity deposit on these policies is increased at issuance by the specified premium bonus ranging from 1.5% to 10%. Generally, there is a compensating adjustment in the commission paid to the agent to offset the premium bonus.

        The index annuities provide for penalty-free withdrawals of up to 10% of premium or accumulation value (depending on the product) in each year after the first year of the annuity's term. Other withdrawals are subject to a surrender charge ranging initially from 5% to 20% over a surrender period ranging from 5 to 17 years. During the applicable surrender charge period, the surrender charges on some index products remain level, while on other index products, the surrender charges decline by one to two percentage points per year. After a number of years, as specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, a combination of these payment options, or re-enter into a new contract term.

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

Life Insurance

        These products include traditional ordinary and term, universal life and other interest-sensitive life insurance products. We have approximately $2.6 billion of life insurance in force as of December 31, 2004. We intend to continue offering a complete line of life insurance products for individual and group markets. Premiums related to this business accounted for 3% of the revenues in the years ended December 31, 2004 and 2003 and 5% of the revenues in the year ended December 21, 2002.

Investments

        Investment activities are an integral part of our business, and net investment income is a significant component of our total revenues. Profitability of many of our products is significantly affected by spreads between interest yields on investments and rates credited on annuity liabilities. Although substantially all credited rates on non-multi-year rate guaranteed SPDAs and FPDAs may be changed annually, subject to minimum guarantees, changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. For the year ended December 31, 2004, the weighted average yield, computed on the average amortized cost basis of our investment portfolio, was 6.28%; the weighted average cost of our liabilities at December 31, 2004, excluding interest bonuses guaranteed for the first year of the annuity contract, was 3.90%.

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

        For additional information regarding the composition of our investment portfolio and our interest rate risk management, see Quantitative and Qualitative Disclosures About Market Risk and note 3 to our audited consolidated financial statements.

Marketing

        We market our products through a variable cost brokerage distribution network of approximately 70 national marketing organizations and 46,000 independent agents as of December 31, 2004. We emphasize high quality service to our agents and policyholders along with the prompt payment of commissions to our agents. We believe this has been significant in building excellent relationships with our existing agency force.

        Our independent agents and agencies range in profile from national sales organizations to personal producing general agents. We aggressively recruit new agents and expect to continue to expand our independent agency force. In our recruitment efforts, we emphasize that agents have direct access to our executive officers, giving us an edge in recruiting over larger and foreign-owned competitors. We also have favorable relationships with our national marketing organizations, which have enabled us to efficiently sell through an expanded number of independent agents. We are currently licensed to sell our products in 48 states and the District of Columbia. We have applied for licenses to sell our products in the two remaining states.

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

        Two of our national marketing organizations each accounted for more than 10% of the annuity deposits and insurance premiums collections during the year ended December 31, 2004. The states with the largest share of direct premiums collected during 2004 were: Florida (11.7%), California (10.7%), Texas (8.6%), Illinois (7.2%) and Michigan (5.2%).

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

        The sales agents for our products use the ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's annuity to market. In recent years, the market for annuities has been dominated by those insurers with the highest ratings. American Equity Life has received a financial strength rating of "B++" (Very Good) with a stable outlook from A.M. Best Company and "BBB+" with a stable outlook from Standard & Poor's. A.M. Best Company and Standard & Poor's changed their outlook on our rating from negative to stable subsequent to the completion of our December 2003 initial public offering. In July, 2002, A.M. Best Company and Standard & Poor's adjusted our financial strength ratings from "A-"(Excellent) to "B++"(Very Good) and "A-" to "BBB+", respectively. The adjustments initially had no impact on sales of new annuity products or in lapses of existing balances. Beginning in November, 2002, our monthly sales volumes began to decline primarily as a result of certain actions by us, including reductions in crediting rates and suspension of new sales of some products. The degree to which ratings adjustments also contributed to this decline is unknown. Our ability to grow sales of new annuities and the level of surrenders of our existing annuity contracts in force during 2005 may be affected by the current ratings.

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

        Standard & Poor's insurer financial strength ratings currently range from "AAA" to "NR", and include 21 separate ratings categories. Within these categories, "AAA" and "AA" are the highest, followed by "A" and "BBB". Publications of Standard & Poor's indicate that an insurer rated "BBB" or higher is regarded as having strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are higher rated insurers.

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

Reinsurance

Coinsurance

        American Equity Life has entered into two coinsurance agreements with EquiTrust Life Insurance Company ("EquiTrust"), an affiliate of Farm Bureau Life Insurance Company ("Farm Bureau"), covering 70% of certain of our fixed rate and index annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003, and 20% of those contracts issued from January 1, 2004 to July 31, 2004, when the agreement was suspended by mutual consent of the parties. As a result of the suspension, new business will no longer be ceded to EquiTrust unless and until the parties mutually agree to resume the coinsurance of new business. The business reinsured under these agreements is not eligible for recapture before the expiration of 10 years. EquiTrust has received a financial strength rating of "A" from A.M. Best Company. As of December 31, 2004, Farm Bureau beneficially owned 14.4% of our issued and outstanding common stock.

        Total annuity deposits ceded were $202.1 million, $649.4 million and $837.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. We received expense allowances of $22.6 million, $65.6 million and $99.4 million under this agreement for the years ended December 31, 2004, 2003 and 2002, respectively. The balance due under this agreement to EquiTrust was $32.0 million at December 31, 2004 and $22.6 million at December 31, 2003, and represents the market value of the call options related to the ceded business held by us to fund the index credits and cash due to or from EquiTrust related to the transfer of ceded annuity deposits. At December 31, 2004 and 2003, the aggregate policy benefit reserves transferred to EquiTrust under these agreements were $2.1 billion and $1.9 billion, respectively. We remain liable with respect to the policy liabilities ceded to EquiTrust should it fail to meet the obligations assumed by it.

        American Equity Life has also entered into a modified coinsurance agreement to cede 70% of its variable annuity business to EquiTrust. Separate account deposits ceded under this agreement during the years ended December 31, 2004, 2003 and 2002 were immaterial. Under this agreement and related administrative services agreements, we paid EquiTrust $0.2 million for the each of years ended December 31, 2004, 2003 and 2002. The modified coinsurance agreement will continue until termination by written notice at the election of either party. Any such termination will apply to the submission or acceptance of new policies, and business reinsured under the agreement prior to any such termination is not eligible for recapture before the expiration of 10 years.

Financial Reinsurance

        American Equity Life has entered into two reinsurance transactions with Hannover Life Reassurance Company of America, ("Hannover"), which are treated as reinsurance under statutory accounting practices and as financial reinsurance under accounting principles generally accepted in the United States, ("GAAP"). Hannover has received a financial strength rating of "A+" from A.M. Best Company. The first transaction became effective November 1, 2002 (the "2002 Hannover Transaction") and the second transaction became effective September 30, 2003 (the "2003 Hannover Transaction"). The agreements for these transactions include a coinsurance segment and a yearly renewable term segment reinsuring a portion of death benefits payable on certain annuities issued from January 1, 2002 to December 31, 2002 (2002 Hannover Transaction) and issued from January 1, 2003 to September 30, 2003 (2003 Hannover Transaction). The coinsurance segments provide reinsurance to the extent of 6.88% (2002 Hannover Transaction) and 13.41% (2003 Hannover Transaction) of all risks associated with our annuity policies covered by these reinsurance agreements. The 2002 Hannover Transaction provided $29.8 million in net statutory surplus benefit during 2002 and the 2003 Hannover Transaction provided $29.7 million in net statutory surplus benefit during 2003. The statutory surplus benefits provided by these agreements were reduced by $13.1 million in 2004 and $6.8 million in 2003. The remaining statutory surplus benefit under these agreements will be reduced in the following years as follows: 2005—$11.6 million; 2006—$12.4 million; 2007—$13.2 million; 2008—$6.2 million. Risk charges attributable to the 2003 and 2002 Hannover Transactions of $2.2 million, $1.6 million and $0.2 million were incurred during 2004, 2003 and 2002, respectively.

        The statutory surplus benefit provided by the 2003 Hannover Transaction replaced the statutory surplus benefit previously provided by a financial reinsurance agreement with a subsidiary of Swiss Reinsurance Company. We terminated this agreement and recaptured all reserves subject to this agreement effective September 30, 2003. This agreement was effective January 1, 2001, and provided an initial statutory surplus benefit of $35.0 million in 2001. The statutory surplus benefit remaining at January 1, 2003 was $30.9 million, all of which was eliminated during 2003. Risk charges and interest expense incurred on the cash portion of the surplus benefit provided by the agreement were $0.2 million and $0.6 million for the years ended December 31, 2003 and 2002, respectively.

Indemnity Reinsurance

        Consistent with the general practice of the life insurance industry, American Equity Life enters into agreements of indemnity reinsurance with other insurance companies in order to reinsure portions of the coverage provided by its life and accident and health insurance products. Indemnity reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to diversify its risks. The maximum loss retained by us on all life insurance policies we have issued was $0.1 million or less as of December 31, 2004. Indemnity reinsurance does not discharge the original insurer's primary liability to the insured. American Equity Life's reinsured business related to these blocks of business is primarily ceded to two reinsurers. Reinsurance related to life and accident and health insurance that was ceded by us primarily to two reinsurers was immaterial. We believe the assuming companies will be able to honor all contractual commitments, based on our periodic review of their financial statements, insurance industry reports and reports filed with state insurance departments.

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

        Our life subsidiaries are subject to periodic examinations by state regulatory authorities. In 2002, the Iowa Insurance Division completed an examination of American Equity Life as of December 31,

2000. No adjustments to our financial statements were recommended or required as a result of this examination. The Iowa Insurance Division is currently conducting an examination of American Equity Life as of December 31, 2003. We have not been informed of any material adjustments which will be recommended or required as a result of this examination.

        The payment of dividends or the distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary's state of domicile's insurance department. Currently, American Equity Life may pay dividends or make other distributions without the prior approval of its state of domicile's insurance department, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's statutory net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory surplus at the preceding December 31. For 2005, up to approximately $60.9 million can be distributed as dividends by American Equity Life without prior approval of its state of domicile's insurance department. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had approximately $114.6 million of earned surplus at December 31, 2004.

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

        State insurance regulators and the National Association of Insurance Commissioners, or NAIC, are continually reexamining existing laws and regulations and developing new legislation for the passage by state legislatures and new regulations for adoption by insurance authorities. Proposed laws and regulations or those still under development pertain to insurer solvency and market conduct and in recent years have focused on:

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

        The NAIC's RBC requirements provide for four levels of regulatory attention depending on the ratio of a company's total adjusted capital to its RBC. Adjusted capital is defined as the total of statutory capital, surplus, asset valuation reserve and certain other adjustments. Calculations using the NAIC formula at December 31, 2004, indicate that the ratio of total adjusted capital to RBC for us exceeded the highest level at which regulatory action might be initiated by approximately 2.5 times.

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

Federal Income Taxation

        The annuity and life insurance products that we market generally provide the policyholder with a federal income tax advantage, as compared to certain other savings investments such as certificates of deposit and taxable bonds, in that federal income taxation on any increases in the contract values (i.e., the "inside build-up") of these products is deferred until it is received by the policyholder. With other savings investments, the increase in value is generally taxed each year as it is realized. Additionally, life insurance death benefits are generally exempt from income tax.

        From time to time, various tax law changes have been proposed that could have an adverse effect on our business, including the elimination of all or a portion of the income tax advantage described above for annuities and life insurance. If legislation were enacted to eliminate the tax deferral for annuities, such a change would have an adverse effect on our ability to sell non-qualified annuities. Non-qualified annuities are annuities that are not sold to an individual retirement account or other qualified retirement plan.

        In June 2001, the Economic Growth and Tax Relief Reconciliation Act of 2001 (the "2001 Act") was enacted. The 2001 Act implemented a staged decrease in individual tax rates that began in 2001 and was accelerated when the Jobs and Growth Tax Relief Reconciliation Act of 2003 (the "2003 Act")

was enacted. While the decreases in rates are temporary (the pre-2001 rates will return in 2011), the present value of the tax deferred advantage of annuities and life insurance products is less, which might hinder our ability to sell such products and/or increase the rate at which our current policyholders surrender their policies.

        Our life subsidiaries are taxed under the life insurance company provisions of the Internal Revenue Code of 1986, as amended (the "Code"). Provisions in the Code require a portion of the expenses incurred in selling insurance products to be capitalized and deducted over a period of years, as opposed to being immediately deducted in the year incurred. This provision increases the current income tax expense charged to gain from operations for statutory accounting purposes which reduces statutory net income and surplus and, accordingly, may decrease the amount of cash dividends that may be paid by our life subsidiaries.

Employees

        As of December 31, 2004, we had approximately 230 full-time employees, of which approximately 220 are located in West Des Moines, Iowa, and 10 are located in the Pell City, Alabama office. We have experienced no work stoppages or strikes and consider our relations with our employees to be excellent. None of our employees are represented by a union.

ITEM 2.    PROPERTIES

        We do not own any real estate. We lease space for our principal offices in West Des Moines, Iowa, pursuant to written leases for approximately 45,000 square feet. The leases expire on June 30, 2006 and have a renewal option for an additional five year term at a rental rate equal to the prevailing fair market rate. We also lease space for our office in Pell City, Alabama, pursuant to a written lease dated January 3, 2000, for approximately 5,680 square feet. This lease is currently on a month-to-month basis.

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

        Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in several purported class action lawsuits filed in state courts alleging improper sales practices. In these lawsuits, the plaintiffs are seeking returns of premiums and other compensatory and punitive damages. We have reached a final settlement in one of these cases, the impact of which is expected to be immaterial. The class was certified as such incident to the settlement of that case. No class has been certified in any of the other pending cases at this time. Although we have denied all allegations in these lawsuits and intend to vigorously defend against them, the lawsuits are in the early stages of litigation and neither their outcomes nor a range of possible outcomes can be determined at this time. However, we do not believe that these lawsuits will have a material adverse effect on our business, financial condition or results of operations.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "AEL" following our initial public offering ("IPO").

2004	High	Low	Close
First Quarter	$13.15	$10.05	$12.85
Second Quarter	$13.10	$9.75	$9.95
Third Quarter	$10.22	$8.79	$9.49
Fourth Quarter	$11.00	$9.41	$10.77
2003

Fourth Quarter	$10.30	$8.55	$9.97

        As of December 31, 2004, the Company had 38,360,343 shares issued and outstanding and approximately 4,500 shareholders of record. In 2004 and 2003, we paid an annual cash dividend of $0.02 and $0.01, respectively, per share on our common stock. We intend to continue to pay an annual cash dividend on such shares so long as we have sufficient capital and/or future earnings to do so. However, we anticipate retaining most of our future earnings, if any, for use in our operations and the expansion of our business. Any further determination as to dividend policy will be made by our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.

        Our credit agreement limits our ability to declare or pay dividends in any fiscal year to 33% of our consolidated net income for the prior year. In addition, since we are a holding company, our ability to pay cash dividends depends in large measure on our subsidiaries' ability to make distributions of cash or property to us. Iowa insurance laws restrict the amount of distributions American Equity Life can pay to us without the approval of the Iowa Insurance Division. See Management's Discussion and Analysis of Financial Condition and Results of Operations and notes 7 and 11 to our audited consolidated financial statements.

        On December 9, 2003, we completed an initial public offering of 18,700,000 shares of our common stock at a price of $9.00 per share. The managing underwriters for the offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Advest, Inc., Raymond James & Associates, Inc. and Sanders Morris Harris Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Registration No. 333-108794) that was declared effective by the Securities and Exchange Commission on December 3, 2003. Pursuant to the over-allotment option granted to the underwriters in the offering, the underwriters purchased an additional 2,000,000 shares on December 29, 2003 and an additional 805,000 shares on January 7, 2004, which fully exercised the over-allotment option. The offering did not terminate until after the sale of all of the securities registered on the Registration Statement. The aggregate gross proceeds to us from our initial public offering were approximately $193.5 million. The aggregate net proceeds to us from the offering were approximately $178.0 million, after deducting an aggregate of approximately $13.5 million in underwriting discounts and commissions paid to the underwriters and an estimated $2.0 million in other expenses incurred in connection with the offering. In connection with the IPO, we did not make any payments, directly or indirectly, to any of our directors or officers, or, to our knowledge, any of their associates, or to any person owning ten percent or more of any class of our equity securities, or to any of our affiliates. All of the net proceeds were contributed to our life subsidiaries to fund future growth of our annuity business.

        There were no sales of unregistered equity securities during 2004 not previously reported on Form 8-K.

Issuer Purchases of Equity Securities

        We did not have any issuer purchases of equity securities for the quarter ended December 31, 2004.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

        The summary consolidated financial and other data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes appearing elsewhere in this report. The results for past periods are not necessarily indicative of results that may be expected for future periods.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues
Traditional life and accident and health insurance premiums	$15,115	$13,686	$13,664	$13,141	$11,034
Annuity and single premium universal life product charges	22,462	20,452	15,376	12,520	8,338
Net investment income	429,926	358,529	308,548	209,086	100,060
Realized gains (losses) on investments	943	6,946	(122)	787	(1,411)
Change in fair value of derivatives(a)	28,696	52,525	(57,753)	(55,158)	(3,406)

Total revenues	497,142	452,138	279,713	180,376	114,615
Benefits and expenses
Insurance policy benefits and change in future policy benefits	13,423	11,824	9,317	9,762	8,728
Interest credited to account balances	305,762	248,075	183,503	100,125	57,312
Change in fair value of embedded derivatives(a)	(8,567)	66,801	(5,027)	12,921	—
Interest expense due to related party under General Agency Commission and Servicing Agreement	2,594	3,000	3,596	5,716	5,958
Interest expense on notes payable	1,749	1,486	1,901	2,881	2,339
Interest expense on subordinated debentures(b)	9,609	7,661	—	—	—
Interest expense on amounts due under repurchase agreements and other interest expense	3,148	1,278	1,777	1,504	3,267
Amortization of deferred policy acquisition costs	67,867	47,450	34,060	20,838	7,791
Other operating costs and expenses	32,016	25,618	21,635	17,176	14,602

Total benefits and expenses	427,601	413,193	250,762	170,923	99,997

Income before income taxes, minority interests and cumulative effect of change in accounting principle	69,541	38,945	28,951	9,453	14,618
Income tax expense	24,257	13,505	7,299	333	2,385

Income before minority interests and cumulative effect of change in accounting principle	45,284	25,440	21,652	9,120	12,233
Minority interests in subsidiaries:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts(b)	—	—	7,445	7,449	7,449

Income before cumulative effect of change in accounting principle	45,284	25,440	14,207	1,671	4,784
Cumulative effect of change in accounting for derivatives(a)	—	—	—	(799)	—

Net income(c)	$45,284	$25,440	$14,207	$872	$4,784

Per Share Data:
Earnings per common share:
Income before cumulative effect of change in accounting principle	$1.19	$1.45	$0.87	$0.10	$0.29
Cumulative effect of change in accounting for derivatives(a)	—	—	—	(0.05)	—

Earnings per common share	$1.19	$1.45	$0.87	$0.05	$0.29

Earnings per common share—assuming dilution:
Income before cumulative effect of change in accounting principle	$1.08	$1.21	$0.76	$0.09	$0.26
Cumulative effect of change in accounting for derivatives(a)	—	—	—	(0.04)	—

Earnings per common share—assuming dilution	$1.08	$1.21	$0.76	$0.05	$0.26

Dividends declared per common share	$0.02	$0.01	$0.01	$0.01	$0.01

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Consolidated Balance Sheet Data:
Total assets	$11,114,066	$8,989,177	$7,327,789	$4,819,220	$2,528,126
Policy benefit reserves	9,807,969	8,315,874	6,737,888	4,420,720	2,099,915
Amounts due to related party under General Agency Commission and Servicing Agreement	35,812	40,601	40,345	46,607	76,028
Notes payable	260,000	31,833	43,333	46,667	44,000
Subordinated debentures(b)	173,576	116,425	—	—	—
Company-obligated mandatorily redeemable preferred securities issued by subsidiary trusts(b)	—	—	100,486	100,155	99,503
Total stockholders' equity	321,504	263,716	77,478	42,567	58,652
Other Data:
Book value per share(d)	$8.38	$7.19	$4.67	$2.24	$3.35
Return on equity(e)	15.5%	28.3%	23.7%	1.7%	10.3%
Number of agents	45,940	42,239	41,396	33,894	21,908
Life subsidiaries' statutory capital and surplus	$608,930	$374,587	$227,199	$177,868	$145,048
Life subsidiaries' statutory net gain (loss) from operations before income taxes and realized capital gains (losses)	93,640	45,822	53,535	(5,675)	9,190
Life subsidiaries' statutory net income (loss)(c)	47,711	25,404	26,010	(17,187)	10,420

(a)
The accounting change resulted from the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which became effective on January 1, 2001.

(b)
Effective December 31, 2003, we adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. See note 1 to our audited consolidated financial statements.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis reviews our consolidated financial position at December 31, 2004 and 2003, and our consolidated results of operations for the three years in the period ended December 31, 2004, and where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with our consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this report.

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

Overview

        We specialize in the sale of individual annuities (primarily deferred annuities) and, to a lesser extent, we also sell life insurance policies. Under accounting principles generally accepted in the United States, or GAAP, premium collections for deferred annuities are reported as deposit liabilities instead of as revenues. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender charges deducted from the account balances of policyholders in connection with withdrawals, realized gains and losses on investments and changes in fair value of derivatives. Components of expenses for products accounted for as deposit liabilities are interest credited to account balances, changes in fair value of embedded derivatives, amortization of deferred policy acquisition costs and deferred sales inducements, other operating costs and expenses and income taxes.

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

        Our investment spread is summarized as follows:

	Year ended December 31,
	2004	2003	2002
Average yield on invested assets	6.28%	6.43%	6.91%
Cost of money:
Aggregate	3.90%	4.13%	4.80%
Average net cost of money for index annuities	3.37%	3.46%	4.19%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.47%	3.69%	4.69%
Multi-year rate guaranteed	5.57%	5.70%	5.82%
Investment spread:
Aggregate	2.38%	2.30%	2.11%
Index annuities	2.91%	2.97%	2.72%
Fixed rate annuities:
Annually adjustable	2.81%	2.74%	2.22%
Multi-year rate guaranteed	0.71%	0.73%	1.09%

        The average crediting rates and investment spreads are computed without the impact of amortization of deferred sales inducements. See Critical Accounting Policies—Deferred Policy Acquisition Costs and Deferred Sales Inducements. With respect to our index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate options, expenses we incur to fund the annual income credits and minimum guaranteed interest credited on the index business. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances. See Critical Accounting Policies—Derivative Instruments—Index Products.

        Our profitability depends in large part upon the amount of assets under our management, investment spreads we earn on our policyholders' account balances, our ability to manage our investment portfolio to maximize returns and minimize risks such as interest rate changes, defaults or impairment of assets, our ability to manage costs of the options purchased to fund the annual index credits on our index annuities, our ability to manage the costs of acquiring new business (principally commissions to agents and first year bonuses credited to policyholders) and our ability to manage our operating expenses.

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

Valuation of Investments

        Our fixed maturity securities (bonds and redeemable preferred stocks maturing more than one year after issuance) and equity securities (common and non-redeemable preferred stocks) classified as available for sale are reported at estimated fair value. Unrealized gains and losses, if any, on these securities are included directly in a separate component of stockholders' equity, net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements. Fair values for securities that are actively traded are determined using quoted market prices. For fixed maturity securities that are not actively traded, fair values are estimated using price matrices developed using yield data and other factors relating to instruments or securities with similar characteristics. The carrying amounts of all our investments are reviewed on an ongoing basis for credit deterioration. If this review indicates a decline in market value that is other than temporary, our carrying amount in the investment is reduced to its fair value and a specific writedown is taken. Such reductions in carrying amount are recognized as realized losses and charged to earnings.

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

        At December 31, 2004 and 2003, the amortized cost and estimated fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	December 31, 2004				December 31, 2003
	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value
		(Dollars in thousands)				(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government and agencies	32	$1,705,737	$(58,759)	$1,646,978	42	$2,274,503	$(57,686)	$2,216,817
Public utilities	—	—	—	—	4	27,057	(189)	26,868
Corporate securities	11	65,488	(6,916)	58,572	14	101,027	(10,753)	90,274
Redeemable preferred stocks	4	20,000	(584)	19,416	—	—	—	—
Mortgage and asset-backed securities:
United States Government and agencies	2	5,873	(72)	5,801	4	111,257	(1,258)	109,999
Non-government	12	278,393	(15,279)	263,114	22	421,583	(37,725)	383,858

	61	$2,075,491	$(81,610)	$1,993,881	86	$2,935,427	$(107,611)	$2,827,816

Held for investment:
United States Government and agencies	56	$3,213,468	$(94,958)	$3,118,510	33	$1,751,532	$(110,065)	$1,641,467

	56	$3,213,468	$(94,958)	$3,118,510	33	$1,751,532	$(110,065)	$1,641,467

Equity securities, available for sale:
Non-redeemable preferred stocks	3	$14,784	$(294)	$14,490	2	$13,683	$(132)	$13,551
Common stocks	3	2,945	(572)	2,373	2	1,995	(294)	1,701

	6	$17,729	$(866)	$16,863	4	$15,678	$(426)	$15,252

        The amortized cost and estimated fair value of fixed maturity securities at December 31, 2004 and 2003, by contractual maturity, that were in an unrealized loss position are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage-backed and asset-

backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	December 31, 2004				December 31, 2003
	Available-for-sale		Held for investment		Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)				(Dollars in thousands)
Due after one year through five years	$5	$5	$—	$—	$5	$4	$—	$—
Due after five years through ten years	224,858	213,750	—	—	200,268	188,072	—	—
Due after ten years through twenty years	681,795	653,505	745,904	740,631	838,834	816,539	35,000	34,324
Due after twenty years	884,567	857,706	2,467,564	2,377,879	1,363,480	1,329,344	1,716,532	1,607,143

	1,791,225	1,724,966	3,213,468	3,118,510	2,402,587	2,333,959	1,751,532	1,641,467
Mortgage-backed and asset-backed securities	284,266	268,915	—	—	532,840	493,857	—	—

	$2,075,491	$1,993,881	$3,213,468	$3,118,510	$2,935,427	$2,827,816	$1,751,532	$1,641,467

        See Financial Condition—Investments for significant concentrations in the investment portfolio.

        At December 31, 2004 and 2003, the fair value of investments we owned that were non-investment grade or not rated was $63.9 million and $91.5 million, respectively. Non-investment grade or not rated securities represented 0.8% and 1.7% at December 31, 2004 and 2003, respectively, of the fair value of our fixed maturity securities. The unrealized losses on investments we owned that were non-investment grade or not rated at December 31, 2004 and 2003, were $10.2 million and $10.8 million, respectively. The unrealized losses on such securities at December 31, 2004 and 2003 represented 5.7% and 4.9%, respectively, of gross unrealized losses on fixed maturity securities

        At December 31, 2004, we identified certain invested assets which have characteristics (i.e. significant unrealized losses compared to book value and industry trends) creating uncertainty as to our future assessment of other than temporary impairments. This list is referred to as our watch list. We have excluded from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary. We have reviewed these investments and concluded that there were no other than temporary impairments on these investments at December 31, 2004.

        At December 31, 2004, the amortized cost and estimated fair value of each fixed maturity security on the watch list are as follows:

Issuer	Amortized Cost	Unrealized Losses	Estimated Fair Value	Maturity Date	Months Below Amortized Cost
	(Dollars in thousands)
Continental Airlines 2001-001-B	$7,841	$(1,292)	$6,549	06/15/2017	48
Land O' Lakes Capital Securities 144A	8,074	(2,874)	5,200	03/15/2028	28
Northwest Airlines Pass Thru Certificates 1999-1 Class C	8,208	(2,335)	5,873	08/01/2015	45
Pegasus Aviation 1999-1A C1	5,776	(3,076)	2,700	03/25/2029	40

	$29,899	$(9,577)	$20,322

        Our analysis of these securities and their credit performance at December 31, 2004 is as follows:

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

  Land O' Lakes is a national, farmer-owned food and agricultural cooperative. We determined that an other than temporary impairment charge was not necessary for the following reasons: (i) Land O' Lakes operates in a cyclical industry and had successfully managed through previous cyclical lows; (ii) we calculated that Land O' Lakes had adequate EBITDA to interest coverage of bank debt and 4.51 times for bond debt and determined that Land O' Lakes had adequate liquidity; (iii) Land O' Lakes was in the process of improving its balance sheet by maintaining liquidity and selling non-strategic assets and investments; and (iv) further improvements were expected in the future.

  Northwest Airlines Pass Thru Certificates 1999-1 Class C are backed by the general credit of Northwest Airlines as well as the collateral from a pool of airplanes. We determined that an other than temporary impairment charge was not necessary for the following reasons: (i) we believed that a bankruptcy was unlikely since Northwest had begun to see benefits from its attempts to return to profitability; (ii) we believed Northwest had adequate liquidity; (iii) we calculated Northwest to have unrestricted cash at the end of the third quarter of 2004 of approximately $2.5 billion; (iv) even if Northwest declared bankruptcy, these bonds would have remained current for at least 18 months due to a liquidity coverage feature and the bonds could remain current after 18 months if Northwest affirmed the leases on the planes in the collateral pool in the unlikely event of a bankruptcy; and (v) based upon the liquidity of Northwest ($2.5 billion at September 30, 2004).

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

        We took writedowns on certain other investments that we concluded did have an other than temporary impairment during 2004, 2003 and 2002 of $12.8 million, $9.8 million and $13.0 million, respectively. Following is a discussion of each security for which we have taken write downs during the years ended December 31, 2004, 2003 and 2002.

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

  Diversified Asset Securities II Class B-1 is a pool of asset-backed securities that entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of financial assets. We wrote this security down by $1.5 million during the second quarter of 2004 based upon the deterioration of the underlying collateral along with a downgrade to below investment grade on June 2, 2004. We sold this security for an immaterial loss during the fourth quarter of 2004.

        In making the decisions to write down the securities described above, we considered whether the factors leading to those write downs impacted any other securities held in our portfolio. In cases where we determined that a decline in value was related to an industry-wide concern, we considered the impact of such concern on all securities we held within that industry classification.

        Below is a list of securities which we have sold at a loss excluding losses arising from interest rate changes and losses deemed immaterial. There were no material realized losses on the sales of securities during 2004.

Issuer	Amortized Cost	Fair Value	Realized Losses	Months Below Amortized Cost
	(Dollars in thousands)
Year Ended December 31, 2003
Transamerica Capital	$6,765	$6,437	$328	9
Calpine Canada	5,023	3,613	1,410	20
American Airlines	1,750	902	848	10
Ford Motor Co.	5,003	4,567	436	24
Juniper	2,594	2,075	519	5

	$21,135	$17,594	$3,541

Year Ended December 31, 2002
Qwest	$9,851	$6,113	$3,738	5

	$9,851	$6,113	$3,738

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

  Ford Motor Co. was determined to be an improving credit, however we decided to reduce our position in this security to $10.0 million by selling $5.0 million principal amount of these securities at a loss of $0.4 million.

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

Derivative Instruments—Index Products

        We offer a variety of index annuities with crediting strategies linked to several equity market indices, including the S&P 500, the Dow Jones Industrial Average and the NASDAQ 100. Several of these products also offer a bond strategy linked to the Lehman Aggregate Bond Index or the Lehman U.S. Treasury Bond Index. These products allow policyholders to earn returns linked to equity or bond index appreciation without the risk of loss of their principal. Most of these products allow policyholders to transfer funds once a year among several different crediting strategies, including one or more of the index based strategies and a traditional fixed rate strategy. Substantially all of our index products require annual crediting of interest and an annual reset of the applicable index on the contract anniversary date. The computation of the annual index credit is based upon either a one year annual point-to-point calculation (i.e., the gain in the applicable index from one anniversary date to the next anniversary date), a monthly averaging of the index during the contract year, or a one year monthly point-to-point calculation (the net gain determined by adding the twelve monthly gains and losses in the applicable index within the one year period from one anniversary date to the next anniversary date).

        The annuity contract value is equal to the premiums paid plus annual index credits based upon a percentage, known as the "participation rate", of the annual appreciation (based in some instances on monthly averages or monthly point-to-point calculations) in a recognized index or benchmark. The participation rate, which we may reset annually, generally varies among the index products from 50% to 100%. Some of the products have an "asset fee" ranging from 1.5 to 5%, which is deducted from the interest to be credited. The asset fees may be adjusted annually by us, subject to stated limits. In addition, some products apply an overall limit, or "cap", ranging from 5% to 13%, on the amount of annual interest the policyholder may earn in any one contract year, and the applicable cap also may be adjusted annually subject to stated minimums. The minimum guaranteed contract values range from 80% to 100% of the premium collected plus interest credited on the minimum guaranteed contract value at an annual rate of 2% to 3.5%.

        We purchase one-year call options on the applicable indices as an investment to provide the income needed to fund the amount of the annual index credits on the index products. New one-year options are purchased at the outset of each contract year. We budget an amount to purchase the specific options needed to fund the annual index credits, and the cost of the options represents our cost of providing the credits. The amount we budget for the purchase of index call options is based on our interest spread targets and is comparable to the credited rates of interest we offer on fixed rate annuities. For example, if the yield on our invested assets is 6.25% and our targeted spread is 2.50%, we allocate up to 3.75% of the premium in the first year or account balance after the first year to the purchase of one-year call options. Participation rates, which define the policyholder's level of participation in index gains each year, are determined by option costs. For example, if, based on current market conditions, the amount allocated to the purchase of options is sufficient to purchase an option that will provide a return equal to 70% of the annual gain in the applicable index, we will set the policyholder's participation rate at 70%. We have the ability to modify participation rates each year when a new option is purchased. In general, if option costs increase, participation rates may be decreased, and if option costs decrease, participation rates may be increased. We purchase call options weekly based upon new and renewing index account values during the applicable week, and the purchases are made by category according to the particular products and indices applicable to the new or renewing account values. Any proceeds received on the options at the expiration of the one-year term fund the related index credits to the policyholders. If there is no gain in an index, the policyholder receives a zero index credit on the policy, and we incur no costs beyond the option cost, except in cases where the minimum guaranteed value of a contract exceeds its index value.

        Market value changes associated with the call options are reported as an increase or decrease in revenues in our consolidated statements of income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The risk associated with prospective purchases of future one-year options is the uncertainty of the cost, which will determine whether we are able to earn our spread on our index business. All our index products permit us to modify participation rates, asset fees or annual income caps at least once a year. This feature is comparable to our fixed rate annuities, which allow us to adjust crediting rates annually. By modifying our participation rates or other features, we can limit our costs of purchasing the related one-year call options, except in cases where contractual features would prevent further modifications. Based upon actuarial testing which we conduct as a part of the design of our index products and on an ongoing basis, we believe the risk that contractual features would prevent us from controlling option costs is not material.

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

        Under SFAS No. 133, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings. This impacts the items of revenue and expense we report on our index business as follows:

  •
  We must mark to market the purchased call options we use to fund the annual index credits on our index annuities based upon quoted market prices from related counterparties. We record the change in fair value of these options as a component of our revenues. Included within the change in fair value of the options is an element reflecting the time value of the options, which initially is their purchase cost declining to zero at the end of their one-year lives. The change in fair value of derivatives also includes proceeds received at the expiration of the one year option terms and gains or losses recognized upon early termination.

  •
  Under SFAS No. 133, the future annual index credits on our index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contracts. We are required to estimate the fair value of policy liabilities for index annuities, including the embedded derivatives, by valuing the "host" (or guaranteed) component of the liabilities and projecting (i) the expected index credits on the next policy anniversary dates and (ii) the net cost of annual options we will purchase in the future to fund index credits. Our estimates of the fair value of these embedded derivatives are based on assumptions related to underlying policy terms (including annual participation rates, asset fees, cap rates and minimum guarantees), index values, notional amounts, strike prices and expected lives of the policies. The change in fair value of embedded derivatives increases with increases in volatility in the indices and interest rates. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the purchased options because the purchased options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceed 10 years.

  •
  We adjust the amortization of deferred policy acquisition costs and deferred sales inducements to reflect the impact of the items discussed above.

        The amounts reported with respect to our index business for SFAS No. 133 are summarized as follows:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Change in fair value of derivatives:
Proceeds received at expiration or gains recognized upon early termination	$87,619	$45,827	$9,735
Cost of money for index annuities	(59,432)	(55,889)	(68,861)
Change in difference between fair value and remaining option cost at beginning and end of period	509	62,587	1,373

	$28,696	$52,525	$(57,753)

Change in fair value of embedded derivatives	$(8,567)	$66,801	$(5,027)
Related increase (decrease) in amortization of deferred policy acquisition costs and deferred sales inducements	$6,408	$(1,692)	$1,447

Deferred Policy Acquisition Costs and Deferred Sales Inducements

        Commissions and certain other costs relating to the production of new business are not expensed when incurred but instead are capitalized as deferred policy acquisition costs or deferred sales inducements. Only costs which are expected to be recovered from future policy revenues and gross profits may be deferred. Deferred policy acquisition costs consist principally of commissions and certain costs of policy issuance. Deferred sales inducements consist of first-year premium and interest bonuses credited to policyholder account balances.

        Deferred policy acquisition costs totaled $713.0 million and $608.2 million at December 31, 2004 and 2003, respectively. Deferred sales inducements totaled $159.5 million and $95.5 million at December 31, 2004 and 2003, respectively. For annuity and single premium universal life products, these costs are being amortized generally in proportion to expected gross profits from investments and, to a lesser extent, from surrender charges and mortality and expense margins. Current period amortization must be adjusted retrospectively if changes occur in estimates of future gross profits/margins (including the impact of realized investment gains and losses). Our estimates of future gross profits/margins are based on actuarial assumptions related to the underlying policies terms, lives of the policies, yield on investments supporting the liabilities and level of expenses necessary to maintain the polices over their entire lives.

        We adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position (SOP) 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Durantion Contracts and for Separate Accounts" on January 1, 2004. As it applies to us, SOP 03-1 established guidance for the accounting and presentation of costs related to sales inducements. There was no change to our method of accounting for sales inducements; however, the capitalized costs are now separately disclosed in the consolidated balance sheets and the related amortization expense is included in interest credited to account balances in the consolidated statements of income. Prior to 2004, the capitalized costs were included in deferred policy acquisition costs and the amortization expense was included in the amortization of deferred policy acquisition costs. The 2003 and 2002 amounts have been reclassified to conform with the 2004 presentation.

Deferred Income Tax Assets

        As of December 31, 2004 and 2003, we had $70.6 million and $58.8 million, respectively, of net deferred income tax assets. The realization of these assets is based upon estimates of future taxable income, which requires management judgement. Based upon projections of future taxable income, and considering all other available evidence, we have not recorded a valuation allowance against these assets.

Results of Operations for the Three Years Ended December 31, 2004

        Annuity deposits by product type collected during 2004, 2003 and 2002, were as follows:

	Year Ended December 31,
Product Type
	2004	2003	2002
	(Dollars in thousands)
Index Annuities:
Index Strategies	$1,119,398	$768,105	$867,880
Fixed Strategy	545,630	330,539	614,549

	1,665,028	1,098,644	1,482,429
Fixed Rate Annuities:
Single-Year Rate Guaranteed	287,619	564,256	629,945
Multi-Year Rate Guaranteed	21,324	64,108	322,856

	308,943	628,364	952,801

Total before coinsurance ceded	1,973,971	1,727,008	2,435,230
Coinsurance ceded	202,064	649,434	837,882

Net after coinsurance ceded	$1,771,907	$1,077,574	$1,597,348

        For information related to our coinsurance agreements, see note 5 to our audited consolidated financial statements.

        Gross annuity deposits for 2004 increased 14% in comparison to 2003 resulting from increased marketing efforts following the completion of our initial public offering ("IPO"). Gross annuity deposits decreased 29% in 2003 compared to 2002 resulting from actions taken by us during 2003 prior to our IPO and during the fourth quarter of 2002 to manage our capital position, including reductions in our interest crediting rates on both new and existing annuities, reductions in sales commissions and suspension of sales of one of our higher commission annuity products and our most popular multi-year rate guaranteed product.

        Net annuity deposits after coinsurance ceded increased 64% during 2004 compared to 2003 because we reduced the coinsurance percent in our coinsurance agreement with EquiTrust Life Insurance Company ("EquiTrust"), a subsidiary of FBL Financial Group, Inc. ("FBL"), from 40% in 2003 to 20% in 2004, and effective August 1, 2004, we suspended the EquiTrust coinsurance agreement. Net annuity deposits decreased 33% in 2003 compared to 2002 due to the decrease in gross annuity deposits discussed above.

        Net income increased 78% to $45.3 million in 2004, and 79% to $25.4 million in 2003, from $14.2 million in 2002. The increases in net income were principally due to growth in the volume of business in force and increases in the investment spread earned on our annuity liabilities. Our net annuity liabilities (after coinsurance ceded) increased from $4.0 billion at the beginning of 2002 to $7.7 billion at the end of 2004. As set forth in a table included earlier in this item, we increased our aggregate investment spread to 2.38% in 2004 compared to 2.30% in 2003 and 2.11% in 2002. The increases in net income also benefitted from increasing amounts of income generated by the spread on our securities repurchase agreements due to increasing amounts of average borrowings outstanding under such agreements. Net income in each year was also impacted by the application of SFAS No. 133 to our index annuity business which we estimate increased net income in 2004 and 2002 by $2.6 million and $3.2 million, respectively, and decreased net income in 2003 by $1.6 million. Net income in 2003 was also favorably impacted by realized gains on sales of investments of $2.5 million on an after tax basis.

        Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) increased 10% to $22.5 million in 2004, and 33% to $20.5 million in 2003, from $15.4 million in 2002. Withdrawals from annuity and single premium universal life policies subject to surrender charges were $147.0 million, $166.9 million and $129.1 million for 2004, 2003 and 2002, respectively. The average surrender charge collected on withdrawals subject to surrender charges was 15.2%, 12.2% and 11.2% for 2004, 2003 and 2002, respectively. The increase in average surrender charges collected in 2004 compared to 2003 was principally due to a higher amount of surrenders in 2003 related to products which had a market value adjustment feature which reduced the amount of surrender charges collected on these surrenders.

        Net investment income increased 20% to $429.9 million in 2004 and 16% to $358.5 million in 2003 from $308.5 million in 2002. These increases are principally attributable to the growth in our annuity business and corresponding increases in our invested assets, offset by decreases in the average yield earned on our investments. Invested assets (on an amortized cost basis) increased 29% to $8.0 billion at December 31, 2004 and 18% to $6.2 billion at December 31, 2003 compared to $5.2 billion at December 31, 2002, while the yield earned on average invested assets was 6.28%, 6.43% and 6.91% for 2004, 2003 and 2002, respectively. The declines in the yield earned on average invested assets are attributable to a general decline in interest rates and the reinvestment of net redemption proceeds from called securities at lower yields. See Quantitative and Qualitative Disclosures About Market Risk.

        Realized gains (losses) on investments fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investments. Realized gains and losses on investments include gains and losses on the sale of securities as well as losses recognized when the fair value of a security is written down in recognition of an "other than temporary" impairment. The components of realized gains (losses) on investments for the year ended December 31, 2004, 2003 and 2002 are summarized as follows:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$13,720	$19,922	$19,943
Gross realized losses	(220)	(4,216)	(6,773)
Writedowns (other than temporary impairments)	(12,828)	(9,821)	(13,030)

	672	5,885	140
Equity securities	271	1,061	(262)

	$943	$6,946	$(122)

        Change in fair value of derivatives (call options purchased to fund annual index credits on index annuities) was an increase of $28.7 million in 2004, an increase of $52.5 million in 2003 and a decrease of $57.8 million in 2002. See Critical Accounting Policies—Derivative Instruments—Index Products for the components of the change in fair value of derivatives.

        The difference between the change in fair value of derivatives between the periods is primarily due to the performance of the indices upon which our options are based. A substantial portion of our options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation for options expiring during the years ended December 31, 2004, 2003 and 2002 is as follows:

Year Ended December 31,
	2004	2003	2002
S&P 500 Index
Point-to-point strategy	5.4%-31.3%	0.0%-24.5%	—
Monthly average strategy	2.3%-29.2%	0.0%-17.8%	0.0%-6.1%
Lehman Brothers U.S. Aggregate and U.S. Treasury indices	1.8%- 6.8%	0.0%-14.2%	5.8%-9.3%

        Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the index annuity policies (participation rates and caps) which allow us to manage the cost of the options purchased to fund the annual index credits.

        The change in fair value of derivatives is also influenced by the aggregate cost of options purchased which is related to the amount of policyholder funds allocated to the various indices, market volatility which affects option pricing and the policy terms and historical experience which affects the strikes and caps of the options we purchase. The aggregate cost of option purchases began declining in the second quarter of 2003 when we refined our hedging process to purchase options that were out of the money to the extent of anticipated minimum guaranteed interest on the index policies. Prior to that, all options were purchased at the money at a higher cost. The aggregate cost of option purchases increased during 2004 because more options were purchased at the money and option pricing increased due to greater market volatility. More options have been purchased at the money (or less out of the money than in preceding periods) because index returns have increased, thereby reducing the impact of minimum guaranteed interest on policy values and option purchases. See Critical Accounting Policies—Derivative Instruments—Index Products.

        Interest credited to account balances increased 23% to $305.8 million in 2004 and 35% to $248.1 million in 2003 from $183.5 million in 2002. These increases were principally attributable to index credits on index policies which increased to $122.7 million and $44.2 million in 2004 and 2003 as a result of increases in the underlying indices (see discussion above under change in fair value of derivatives). These increases were also attributable to a 19% increase in the average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) during 2004 to $7.0 billion from $5.9 billion during 2003 and an increase of 25% from $4.7 million during 2002. These increases were offset in part by the decrease in weighted average cost of money, which we implemented in connection with our spread management process, of 23 basis points during 2004, 67 basis points during 2003, and 28 basis points during 2002.

        A component of interest credited to account balances is the amortization of deferred sales inducements. The amortization of deferred sales inducements was $10.6 million, $5.5 million and $4.1 million for the year December 31, 2004, 2003 and 2002, respectively. The increases in amortization during 2004 and 2003 were principally attributable to growth in the sales of our premium and interest bonus products. The application of SFAS No. 133 to the amortization of deferred sales inducements resulted in a $1.4 million increase in amortization in 2004, a decrease in amortization of $0.2 million in 2003 and an increase in amortization of $0.1 million in 2002. Bonus products made up 64% and 58% of our total annuity deposits during 2004 and 2003, respectively. See Critical Accounting Policies—Deferred Policy Acquisition Costs and Deferred Sales Inducements.

        Change in fair value of embedded derivatives was a decrease of $8.6 million during the year ended December 31, 2004 compared to an increase of $66.8 million in 2003 and a decrease of $5 million in 2002. The change in the amount of expense recognized during 2004, 2003 and 2002 primarily resulted from the increase or decrease in expected index credits on the next policy anniversary dates, which are related to the change in the fair value of the options acquired to fund these index credits discussed above in the "Change in fair value of derivatives". In addition, the host value of the index reserve liabilities increased primarily as a result of increases in index annuity premium deposits. See Critical Accounting Policies—Derivative Instruments—Index Products.

        Interest expense on subordinated debentures for 2004 increased to $9.6 million from $7.7 million in 2003. The comparable amount for 2002 was $7.4 million and is reported as minority interests in subsidiaries. The increase during 2004 compared to 2003 was due to the issuance of additional floating rate subordinated debentures during 2004 of $59.2 million and $12.4 million issued in December 2003. The amount of subordinated debentures outstanding at December 31, 2004 was $173.6 million compared to $116.4 million at December 31, 2003. See Financial Condition—Liabilities.

        Interest expense on amounts due under repurchase agreements and other interest expense increased to $3.1 million in 2004 from $1.3 million in 2003 and $1.8 million in 2002. The amounts include other interest expense of $0.1 million in 2003 and $1.1 million in 2002. The increase in 2004 is due to an increase in interest expense on amounts due under repurchase agreements. The decrease in 2003 is due to the reduction in other interest expense, offset in part by an increase in interest expense on amounts due under repurchase agreements. The increases in interest expense on amounts due under repurchase agreements are principally due to increases in the borrowings outstanding which averaged $196.3 million, $84.6 million and $46.0 million during 2004, 2003 and 2002, respectively and changes in the weighted average interest rates on amounts borrowed which were 1.60%, 1.35% and 1.59% for 2004, 2003 and 2002, respectively. Other interest expense in 2003 was attributable to a financial reinsurance agreement that was terminated in 2003. Other interest expense in 2002 was attributable to the aforementioned financial reinsurance agreement and the short-sale of U.S. Treasury securities for tax planning purposes.

        Amortization of deferred policy acquisition costs increased 43% to $67.9 million in 2004 and 40% to $47.5 million in 2003 from $34.1 million in 2002. These increases are primarily due to additional annuity deposits as discussed above. Additional amortization associated with net realized gains on investments for the year ended December 31, 2003 was $3.1 million. The application of SFAS No. 133 resulted in a $5.0 million increase in amortization in 2004, a decrease in amortization of $1.5 million in 2003, and an increase in amortization of $1.4 million in 2002.

        Other operating costs and expenses increased 25% to $32.0 million in 2004 and 18% to $25.6 million in 2003 from $21.6 million in 2002. The increase during 2004 compared to 2003 was principally attributable to $1.8 million of paid and accrued guaranty fund assessments related to the insolvency of London Pacific Life and Annuity Company, an increase of $1.4 million in salaries and related costs of employment due to the growth in our annuity business, $0.8 million in marketing and advertising costs, and $1.1 million in printing and postage costs related to existing policies and marketing of new policies. The increase during 2003 compared to 2002 was principally attributable to an increase of $0.8 million in professional fees related to litigation, $1.5 million in salaries and related costs of employment due to growth in our annuity business and $1.4 million in risk charges related to the reinsurance agreement entered into with Hannover Life Reassurance Company of America on November 1, 2002. This agreement is more fully described in note 5 to our audited consolidated financial statements.

        Income tax expense increased 80% to $24.3 million in 2004 from $13.5 million in 2003. Income tax expense increased to $13.5 million in 2003 from $7.3 million in 2002. These increases were principally due to an increase in pre-tax income. Our effective tax rates for 2004, 2003 and 2002 were 35%, 35%

and 34%, respectively, after taking into consideration the impact of earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts in 2002. See note 6 to our audited consolidated financial statements.

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

        We have classified a portion of our fixed maturity investments as available for sale. Available for sale securities are reported at market value and unrealized gains and losses, if any, on these securities (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) are included directly in a separate component of stockholders' equity, thereby exposing stockholders' equity to volatility due to changes in market interest rates and the accompanying changes in the reported value of securities classified as available-for-sale, with stockholders' equity increasing as interest rates decline and, conversely, decreasing as interest rates rise.

        Cash and investments increased to $8.01 billion at December 31, 2004 compared to $6.23 billion at December 31, 2003 as a result of the growth in our annuity business discussed above. At December 31, 2004, the fair value of our available for sale fixed maturity and equity securities was $65.0 million less than the amortized cost of those investments, compared to $86.1 million at December 31, 2003. At December 31, 2004, the amortized cost of our fixed maturity securities held for investment exceeded the market value by $92.7 million, compared to $110.1 million at December 31, 2003. The decrease in net unrealized investment losses at December 31, 2004 compared to December 31, 2003 was generally related to a decrease in market interest rates.

        The composition of our investment portfolio is summarized in the table below:

	December 31,
	2004		2003
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government and agencies	$5,730,894	71.5%	$4,289,857	68.9%
Public utilities	44,849	0.6%	51,835	0.8%
Corporate securities	338,407	4.2%	409,482	6.6%
Redeemable preferred stocks	35,369	0.4%	10,079	0.2%
Mortgage and asset-backed securities:
Government	257,004	3.2%	264,102	4.2%
Non-Government	397,293	5.0%	419,959	6.7%

Total fixed maturity securities	6,803,816	84.9%	5,445,314	87.4%
Equity securities	38,303	0.5%	21,409	0.4%
Mortgage loans on real estate	959,779	12.0%	608,715	9.8%
Derivative instruments	148,006	1.8%	119,833	1.9%
Policy loans	362	—	324	—
Cash and cash equivalents	62,664	0.8%	32,598	0.5%

Total cash and investments	$8,012,930	100.0%	$6,228,193	100.0%

        The table below presents our total fixed maturity securities by NAIC designation and the equivalent ratings of a nationally recognized securities rating organization.

		December 31,
		2004		2003
NAIC	Rating Agency	Carrying Amount	Percent	Carrying Amount	Percent
		(Dollars in thousands)
1	Aaa/Aa/A	$6,585,322	96.8%	$5,191,006	95.3%
2	Baa	162,298	2.4%	174,519	3.2%
3	Ba	20,555	0.3%	47,904	0.9%
4	B	14,124	0.2%	21,109	0.4%
5	Caa and lower	13,298	0.2%	10,773	0.2%
6	In or near default	8,219	0.1%	3	—

	Total fixed maturity securities	$6,803,816	100.0%	$5,445,314	100.0%

        At December 31, 2004 and 2003, we held $959.8 million and $608.7 million, respectively, of mortgage loans with commitments outstanding of $58.8 million at December 31, 2004. These mortgage loans are diversified as to property type, location, and loan size, and are collateralized by the related properties. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type.

        As of December 31, 2004, there were no delinquencies in our mortgage portfolio. The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31,
	2004		2003
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$196,805	20.5%	$115,817	19.0%
Middle Atlantic	80,098	8.3%	56,563	9.3%
Mountain	148,608	15.5%	79,777	13.1%
New England	50,624	5.3%	38,539	6.3%
Pacific	84,860	8.8%	42,327	7.0%
South Atlantic	166,606	17.4%	105,635	17.4%
West North Central	165,041	17.2%	125,163	20.5%
West South Central	67,137	7.0%	44,894	7.4%

Total mortgage loans	$959,779	100.0%	$608,715	100.0%

Property type distribution
Office	$296,995	30.9%	$145,490	23.9%
Medical Office	65,396	6.8%	55,314	9.1%
Retail	218,133	22.7%	163,434	26.8%
Industrial/Warehouse	236,835	24.7%	162,943	26.8%
Hotel	25,652	2.7%	20,819	3.4%
Apartments	44,984	4.7%	29,565	4.9%
Mixed use/other	71,784	7.5%	31,150	5.1%

Total mortgage loans	$959,779	100.0%	$608,715	100.0%

Liabilities

        Our liability for policy benefit reserves increased to $9.81 billion at December 31, 2004 compared to $8.32 billion at December 31, 2003, primarily due to additional annuity sales as discussed above. Substantially all of our annuity products have a surrender charge feature designed to reduce the risk of early withdrawal or surrender of the policies and to compensate us for our costs if policies are withdrawn early. Notwithstanding these policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates and other factors.

        As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). These borrowings are collateralized by investment securities with fair market values approximately equal to the amount due. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $196.3 million, $84.6 million and $46.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The weighted average interest rate on amounts due under repurchase agreements was 1.60%, 1.35% and 1.59% for the years ended December 31, 2004, 2003 and 2002, respectively.

        In December 2004, we issued $260.0 million of contingent convertible senior notes due December 6, 2024 through a private placement under Rule 144A of the Securities Act of 1933. The notes are unsecured and bear interest at a fixed rate of 5.25% per annum. Interest is payable semi-annually in arrears on June 6 and December 6 of each year, beginning June 6, 2005. In addition to regular interest on the notes, beginning with the six-month interest period ending June 6, 2012, we will also pay contingent interest under certain conditions at a rate of 0.5% per annum based on the average trading price of the notes during a specified period.

        The notes are convertible at the holders' option prior to the maturity date into cash and shares of our common stock under certain conditions. The initial conversion price per share is $14.47 which represents a conversion rate of 69.1085 shares of our common stock per $1,000 in principal amount of notes. Upon conversion, we will deliver to the holder cash equal to the aggregate principal amount of the notes to be converted and will deliver shares of our common stock for the amount by which the conversion value exceeds the aggregate principal amount of the notes to be converted (commonly referred to as "net share settlement"). See note 7 to our audited consolidated financial statements for additional details concerning the conversion features of the notes and the dilutive effect of the notes in our diluted earnings per share calculation.

        We may redeem the notes at any time on or after December 15, 2011. The holders of the notes may require us to repurchase their notes on December 15, 2011, 2014, and 2019 and for a certain period of time following a change in control. The redemption price or the repurchase price shall be payable in cash and equal to 100% of the principal amount of the notes, plus accrued and unpaid interest (including contingent interest and liquidated damages, if any) up to but not including the date of redemption or repurchase.

        The notes are senior unsecured obligations and rank equally in the right of payment with all existing and future senior indebtedness and senior to any existing and future subordinated indebtedness. The notes effectively rank junior in the right of payment to any existing and future secured indebtedness to the extent of the value of the assets securing such secured indebtedness. The notes are structurally subordinated to all liabilities of our subsidiaries.

        Our subsidiary trusts have issued fixed rate and floating rate trust preferred securities and the trusts have used the proceeds from these offerings to purchase subordinated debentures from us. We also issued subordinated debentures to the trusts in exchange for all of the common securities of each trust. The sole assets of the trusts are the subordinated debentures and any interest accrued thereon. The terms of the preferred securities issued by each trust parallel the terms of the subordinated debentures. Our obligations under the subordinated debentures and related agreements provide a full and unconditional guarantee of payments due under the trust preferred securities. In accordance with Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51", we do not consolidate our subsidiary trusts and record our subordinated debt obligations to the trusts and our equity investments in the trusts. See notes 1 and 9 to our audited consolidated financial statements for additional information concerning our subordinated debentures payable to and the preferred securities issued by the subsidiary trusts. Following is a summary of subordinated debt obligations to the trusts at December 31, 2004 and 2003:

	December 31,
			Interest Rate
	2004	2003		Due Date
	(Dollars in thousands)
American Equity Capital Trust I	$24,073	$26,713	8%	September 30, 2029
American Equity Capital Trust II	77,861	77,340	5%	June 1, 2047
American Equity Capital Trust III	27,840	—	Floating	April 29, 2034
American Equity Capital Trust IV	12,372	12,372	Floating	January 8, 2034
American Equity Capital Trust VII	10,830	—	Floating	September 14, 2034
American Equity Capital Trust VIII	20,600	—	Floating	December 22, 2034

	$173,576	$116,425

        The interest rate for the floating rate subordinated debentures is based upon the three month London Interbank Offered rate plus 4.00% for Trust III and IV and 3.75% for Trust VII and VIII.

        American Equity Capital Trust I issued 865,671 shares of trust preferred securities, of which 2,000 shares are held by one of our subsidiaries. During 2004, 88,000 shares of these trust preferred securities converted into 325,923 shares of our common stock. The remaining 777,671 shares of these trust preferred securities are convertible into 2,872,794 shares of our common stock.

        American Equity Capital Trust II issued $97.0 million (97,000 shares) of 5% trust preferred securities and we issued $100 million of our 5% subordinated debentures. The consideration received by American Equity Capital Trust II in connection with the issue of its trust preferred securities consisted of fixed income trust preferred securities of equal value issued by FBL.

        During the third quarter of 2004, we entered into a $50 million revolving line of credit with three banks. There is no amount outstanding under this revolving line of credit at December 31, 2004. See note 7 to our audited consolidated financial statements for additional details concerning the terms of the revolving line of credit. At December 31, 2003, we had $31.8 million outstanding under a credit agreement. All amounts outstanding under this agreement were repaid during 2004.

Stockholders' Equity

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

        During 1998, we issued 625,000 shares of 1998 Series A Participating Preferred Stock (aggregate liquidation preference of $10.0 million). During 2004, all of these shares converted into 1,875,000 shares of our common stock. Prior to conversion, these shares had participating dividend rights with the shares of our common stock, when and as such dividends were declared.

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

        On December 9, 2003, we completed an initial public offering of 18,700,000 shares of our common stock at a price of $9.00 per share. Pursuant to the over-allotment option granted to the underwriters in this offering, the underwriters purchased an additional 2,000,000 shares on December 29, 2003 and an additional 805,000 shares on January 7, 2004, which fully exercised the over-allotment option. The proceeds from our initial public offering (including proceeds from shares issued pursuant to the over-allotment option), net of the underwriting discount and expenses, were approximately $178.0 million.

        During 2004, we issued 54,385 shares of our common stock to an agent's beneficiaries in relation to shares earned under the American Equity Investment NMO Deferred Compensation Plan. See note 10 to our audited consolidated financial statements.

Liquidity for Insurance Operations

        Our life subsidiaries generally receive adequate cash flow from premium collections and investment income to meet their obligations. Annuity and life insurance liabilities are generally long-term in nature. Policyholders may, however, withdraw funds or surrender their policies, subject to surrender and withdrawal penalty provisions. At December 31, 2004, approximately 99% of our annuity liabilities were subject to penalty upon surrender, with a weighted average remaining surrender charge period of 8.8 years and a weighted average surrender charge rate of 12%.

        We believe that the diversity of our investment portfolio and the concentration of investments in high-quality securities provides sufficient liquidity to meet foreseeable cash requirements. The investment portfolio at December 31, 2004 included $2.6 billion (amortized cost basis) of publicly traded available for sale investment grade bonds. Although there is no present need or intent to dispose of such investments, our life subsidiaries could readily liquidate portions of their investments, if such a need arose. See Quantitative and Qualitative Disclosures about Market Risk for further discussion of the related interest rate risk exposure. In addition, investments could be used to facilitate borrowings under repurchase agreements. As indicated above, such borrowings have been used by American Equity Life from time to time to increase our return on investments.

Liquidity of Parent Company

        We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt, including the convertible senior notes and subordinated debentures issued to subsidiary trusts, pay operating expenses and pay dividends to stockholders. The primary sources of funds for these payments are: (i) investment advisory fees from our life subsidiaries; (ii) dividends on capital stock and surplus note interest payments from American Equity Life; (iii) investment income on our investments; and (iv) principal and interest payments received on our notes receivable from American Equity Investment Service Company (see discussion that follows). These sources provide adequate cash flow to us to meet our current and reasonably foreseeable future obligations. We may also obtain cash by drawing down our $50 million revolving line of credit or by issuing debt or equity securities.

        The payment of dividends or distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary's state of domicile's insurance department. Currently, American Equity Life may pay dividends or make other distributions without the prior approval of its state of domicile's insurance department, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory surplus at the preceding December 31. For 2005, up to approximately $60.9 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Division. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had approximately $114.6 million of earned surplus at December 31, 2004.

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

        The transfer of funds by American Equity Life is also restricted by a covenant in our revolving line of credit agreement which requires American Equity Life to maintain a minimum risk-based capital ratio of 200%.

        Statutory accounting practices prescribed or permitted for our life subsidiaries differ in many respects from those governing the preparation of financial statements under GAAP. Accordingly,

statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. Information as to statutory capital and surplus and statutory net income for our life subsidiaries as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 is included in note 11 to our audited consolidated financial statements.

        American Equity Life has entered into a general agency commission and servicing agreement with American Equity Investment Service Company, or the Service Company, an affiliated company wholly-owned by our chairman, chief executive officer and president, whereby the affiliate acts as a national supervisory agent with responsibility for paying commissions to our agents. This agreement initially benefits American Equity Life's statutory surplus by extending the payment of a portion of the first year commissions on new annuity business written by American Equity Life over a longer period of time, and thereby enabling American Equity Life to conduct a comparatively greater volume of business. In subsequent periods, American Equity Life's statutory surplus is reduced through the payment of renewal commissions to the affiliate on this business based upon the account balances of the annuities remaining in force (see note 8 to our audited consolidated financial statements). During the years ended December 31, 2004, 2003 and 2002, the Service Company paid $20.0 million, $14.4 million and $11.8 million, respectively, to agents of American Equity Life. American Equity Life paid renewal commissions to the Service Company of $28.1 million, $22.1 million and $21.7 million, respectively, during the years ended December 31, 2004, 2003 and 2002. Future payments by American Equity Life on business in force at December 31, 2004 are dependent upon the account balances of the annuities remaining in force on each remaining quarterly renewal commission payment date.

        From time to time the Service Company has borrowed money from us as a source of funds for the commissions it paid to American Equity Life's agents. During 2003, the Service Company borrowed $14.5 million from us. At December 31, 2004 and 2003, the amount receivable from the Service Company was $16.2 million and $27.9 million, respectively. Principal and interest are payable quarterly over five years from the date of the advance.

        In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2004.

	Payments Due by Period
	Total	Less Than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years
	(Dollars in thousands)
Annuity and single premium universal life products(1)	$9,111,554	$681,149	$2,157,377	$1,452,691	$4,820,337
Amounts due to related party under General Agency Commission and Servicing Agreement	35,812	19,148	7,565	9,099	—
Senior convertible notes, including interest payments	533,000	13,650	27,300	27,300	464,750
Subordinated debentures, including interest payments(2)	557,232	11,242	22,483	22,483	501,024
Operating leases	1,806	1,030	703	73	—
Mortgage loan funding	58,820	58,820	—	—	—

Total	$10,298,224	$785,039	$2,215,428	$1,511,646	$5,786,111

(1)
Amounts shown in this table are projected payments through the year 2023 which we are contractually obligated to pay to our annuity policyholders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency, when applicable. These assumptions are based on our historical experience. Amount shown are net of expected reinsurance recoveries.

(2)
Projected interest payments related to variable interest rate subordinated debentures assumes level interest rates. Amount shown is net of $2.1 million equity investments in the trusts due to the contractual right of offset upon repayment of the notes. See Financial Condition—Liabilities.

Pending Accounting Changes

        In March 2004, the FASB's Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). EITF 03-1 provides guidance regarding the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and to equity securities accounted for under the cost method. Included in EITF 03-1 is guidance on how to account for impairments that are solely due to interest rate changes, including changes resulting from increases in sector credit spreads. This guidance was to become effective for reporting periods beginning after June 15, 2004. However, on September 30, 2004, the FASB issued a Staff Position that delays the effective date for the recognition and measurement guidance of EITF 03-1 until additional clarifying guidance is issued. The issuance of this guidance was delayed during the fourth quarter of 2004, with additional discussion of this issue by the FASB planned for 2005. We are not able to assess the impact of the adoption of EITF 03-1 until final guidance is issued.

        In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). This standard requires expensing stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective for us as of July 1, 2005 and will apply to all awards granted, modified, cancelled or purchased after that date as well as the unvested portion of prior awards. We will adopt the standard as of the effective date and do not believe it will have a material effect on our financial statements.

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

        Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the amount of interest we pay on our subordinated debentures payable, and the market value of our investments. Our floating rate trust preferred securities issued by Trusts III, IV, VII, and VIII bear interest at the three month LIBOR plus 3.75% - 4.00%. Our outstanding balance of floating rate trust preferred securities at December 31, 2004 was $69.5 million. The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (participation or asset fee rates for index annuities) on substantially all of our annuity policies at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

        If interest rates were to increase 10% (48 basis points) from levels at December 31, 2004, we estimate that the fair value of our fixed maturity securities would decrease by approximately $328.0 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be an increase of $34.5 million in the accumulated other comprehensive loss. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to the their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means as discussed earlier. See Financial Condition—Liquidity for Insurance Operations for a further discussion of the liquidity risk.

        At December 31, 2004, 85% of our fixed income securities have call features and 9% were subject to call redemption. Another 70% will become subject to call redemption through December 31, 2005. During the years ended December 31, 2004 and 2003, we received $2.18 billion and $2.52 billion, respectively, in net redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on our annuity liabilities, we have the ability to reduce crediting rates on most of our annuity liabilities to maintain the spread at our targeted level. At December 31, 2004, approximately 82% of our annuity liabilities are subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates of 2% to 4%.

        With respect to our index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Proceeds received at expiration of the call options are substantially offset by an increase in the amounts added to policyholder account balances for index products. For the years ended December 31, 2004 and 2003, index credits to policyholders on their anniversaries were $122.7 million and $44.2 million, respectively. Proceeds received at expiration of these options related to such credits were $87.2 million and $41.1 million, respectively. The difference between proceeds received at expiration of these options and index credits for 2004 is primarily due to credits attributable to minimum guaranteed interest self funded by us. During 2003, we refined our hedging process to purchase options out of the money to the extent of anticipated minimum guaranteed interest on index policies. On the anniversary dates of the index policies, we purchase new one-year call options to fund the next annual index credits. The risk associated with these prospective purchases is the uncertainty of the cost, which will determine whether we are able to earn our spread on our index business. This is a risk we attempt to manage through the terms of our index annuities, which permit us to change annual participation rates, asset fees, and caps, subject to contractual features. By modifying participation rates, asset fees or caps, we can limit option costs to budgeted amounts, except in cases where the contractual features would prevent further modifications. Based upon actuarial testing which we conduct as a part of the design of our index products and on an ongoing basis, we believe the risk that contractual features would prevent us from controlling option costs is not material.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements are included as a part of this report on Form 10-K on pages F-1 through F-34.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, except for the material weakness in the Company's internal control over financial reporting discussed below, the disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

Management's Report on Internal Control over Financial Reporting.

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The Company's internal control system is designed to provide reasonable assurance to the Company's management and the board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management is in the process of conducting an evaluation of the Company's internal control over financial reporting as of December 31, 2004 based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company has not yet completed this evaluation and so it has not included in this Annual Report on Form 10-K its "Management's Annual Report on Internal Control Over Financial Reporting" required by Item 308(a) of Regulation S-K (the "Management's Report") or the related "Attestation Report of our Independent Registered Public Accounting Firm" required by Item 308(b) of Regulation S-K (the "Attestation Report"). Securities Exchange Act Release No. 34-50754, which was issued on November 30, 2004, provides that, subject to certain conditions, issuers may defer filing of these reports this year for up to 45 days after the due date of the related Annual Report on Form 10-K. In accordance with the terms of this Release, the Company has not included the Management's Report or the Attestation Report in its Annual Report on Form 10-K. The Company expects to file an amendment to its Annual Report on Form 10-K no later than April 29, 2005 which will include both of these reports and the related officer certifications, auditor consent and revised disclosure under Item 9A of the Annual Report on Form 10-K.

        In connection with the pending evaluation, management determined a lack of formal documentation exists surrounding the Company's review of its deferred policy acquisition costs and deferred sales inducements, its unlocking analysis and the related assumptions and estimates used in connection with these items. In addition management concluded that the review of inputs into the models for estimating deferred policy acquisition costs and deferred sales inducements was inadequate. As a result, management has concluded that a material weakness exists and thus will not be able to conclude that its internal control over financial reporting was effective as of the end of the period covered by the Company's Annual Report on Form 10-K. However, this weakness in the Company's internal control over financial reporting did not result in any material misstatement of the Company's financial statements for 2004. Although it is possible that, as a result of the ongoing evaluation of the Company's internal control over financial reporting, one or more deficiencies could be identified which, either alone or in combination with each other, could constitute an additional material weakness or weaknesses, it is management's opinion that based on the extent of the work performed to date, this is not likely.

Remediation

        The Company's remediation of this material weakness includes the implementation of additional review procedures for the inputs into the models for deferred policy acquisition costs and deferred sales inducements and a more formal documentation process of the review and approval at each reporting period of the amounts recorded for deferred policy acquisition costs and deferred sales inducements and the assumptions and estimates used in this process. This remediation is expected to be in place prior to the filing of the Company's first quarterly report in 2005.

Changes in Internal Control over Financial Reporting.

        There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2004 which has not been previously reported.

PART III

        The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 9, 2005 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2004.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        Financial Statements and Financial Statement Schedules.    See Index to Consolidated Financial Statements and Schedules on page F-1 for a list of financial statements and financial statement schedules included in this report.

        All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are omitted because they are not applicable, not required, or because the information is included elsewhere in the consolidated financial statements or notes thereto.

        Exhibits.    See Exhibit Index immediately preceding the Exhibits for a list of Exhibits filed with this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of March, 2005.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
By:	/s/ D.J. NOBLE D.J. Noble, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date

/s/ D.J. NOBLE D.J. Noble	Chairman of the Board and President, (Principal Executive Officer)	March 10, 2005
/s/ WENDY L. CARLSON Wendy L. Carlson	Chief Financial Officer and General Counsel (Principal Financial Officer)	March 10, 2005
/s/ TED M. JOHNSON Ted M. Johnson	Vice President—Accounting (Principal Accounting Officer)	March 10, 2005
/s/ JOHN C. ANDERSON John C. Anderson	Director	March 10, 2005
/s/ JAMES M. GERLACH James M. Gerlach	Director	March 10, 2005
/s/ ROBERT L. HILTON Robert L. Hilton	Director	March 10, 2005
/s/ JOHN M. MATOVINA John M. Matovina	Director	March 10, 2005
/s/ BEN T. MORRIS Ben T. Morris	Director	March 10, 2005
/s/ DAVID S. MULCAHY David S. Mulcahy	Director	March 10, 2005
/s/ A.J. STRICKLAND, III A.J. Strickland, III	Director	March 10, 2005
/s/ HARLEY A. WHITFIELD Harley A. Whitfield	Director	March 10, 2005
/s/ KEVIN R. WINGERT Kevin R. Wingert	Director	March 10, 2005

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(This page has been left blank intentionally.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Equity Investment Life Holding Company

        We have audited the accompanying consolidated balance sheets of American Equity Investment Life Holding Company as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index on page F-1. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Equity Investment Life Holding Company at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of reporting certain variable interest entities, in response to a new accounting standard that became effective December 31, 2003.

                      /s/  ERNST & YOUNG LLP

Des Moines, Iowa
March 14, 2005

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2004	2003
Assets
Cash and investments:
Fixed maturity securities:
Available for sale, at market (amortized cost: 2004—$2,769,804; 2003—$3,703,756)	$2,705,323	$3,618,025
Held for investment, at amortized cost (market: 2004—$4,005,775; 2003—$1,717,224)	4,098,493	1,827,289
Equity securities, available for sale, at market (cost: 2004—$38,838; 2003—$21,794)	38,303	21,409
Mortgage loans on real estate	959,779	608,715
Derivative instruments	148,006	119,833
Policy loans	362	324
Cash and cash equivalents	62,664	32,598

Total cash and investments	8,012,930	6,228,193
Coinsurance deposits—related party	2,068,700	1,926,603
Accrued investment income	44,871	29,386
Receivables from related parties	16,596	28,015
Deferred policy acquisition costs	713,021	608,197
Deferred sales inducements	159,467	95,467
Deferred income tax asset	70,562	58,833
Federal income taxes recoverable	—	1,737
Other assets	27,919	12,746

Total assets	$11,114,066	$8,989,177

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

	December 31,
	2004	2003
Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$62,073	$44,497
Annuity and single premium universal life products	9,745,896	8,271,377
Other policy funds and contract claims	94,410	60,995
Amounts due to related party under General Agency Commission and Servicing Agreement	35,812	40,601
Other amounts due to related parties	31,955	22,551
Notes payable	260,000	31,833
Subordinated debentures	173,576	116,425
Amounts due under repurchase agreements	264,875	108,790
Federal income taxes payable	6,620	—
Other liabilities	117,345	28,392

Total liabilities	10,792,562	8,725,461
Stockholders' equity:
Series Preferred Stock, par value $1 per share, 2,000,000 shares authorized; 1998 Series A Participating Preferred Stock issued and outstanding: 2003—625,000 shares	—	625
Common Stock, par value $1 per share, 75,000,000 shares authorized; issued and outstanding 2004—38,360,343 shares; 2003—35,294,035 shares	38,360	35,294
Additional paid-in capital	215,793	208,436
Accumulated other comprehensive loss	(19,269)	(22,742)
Retained earnings	86,620	42,103

Total stockholders' equity	321,504	263,716

Total liabilities and stockholders' equity	$11,114,066	$8,989,177

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Year ended December 31,
	2004	2003	2002
Revenues:
Traditional life and accident and health insurance premiums	$15,115	$13,686	$13,664
Annuity and single premium universal life product charges	22,462	20,452	15,376
Net investment income	429,926	358,529	308,548
Realized gains (losses) on investments	943	6,946	(122)
Change in fair value of derivatives	28,696	52,525	(57,753)

Total revenues	497,142	452,138	279,713
Benefits and expenses:
Insurance policy benefits and change in future policy benefits	13,423	11,824	9,317
Interest credited to account balances	305,762	248,075	183,503
Change in fair value of embedded derivatives	(8,567)	66,801	(5,027)
Interest expense on amounts due to related party under General Agency Commission and Servicing Agreement	2,594	3,000	3,596
Interest expense on notes payable	1,749	1,486	1,901
Interest expense on subordinated debentures	9,609	7,661	—
Interest expense on amounts due under repurchase agreements and other interest expense	3,148	1,278	1,777
Amortization of deferred policy acquisition costs	67,867	47,450	34,060
Other operating costs and expenses	32,016	25,618	21,635

Total benefits and expenses	427,601	413,193	250,762

Income before income taxes and minority interests	69,541	38,945	28,951
Income tax expense	24,257	13,505	7,299

Income before minority interests	45,284	25,440	21,652
Minority interests in subsidiaries:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	—	—	7,445

Net income	$45,284	$25,440	$14,207

Earnings per common share	$1.19	$1.45	$0.87
Earnings per common share—assuming dilution	$1.08	$1.21	$0.76

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2002	$625	$14,517	$57,452	$(33,531)	$3,504	$42,567
Comprehensive income:
Net income for year	—	—	—	—	14,207	14,207
Change in net unrealized investment gains/losses	—	—	—	21,587	—	21,587

Total comprehensive income						35,794
Issuance of 34,228 shares of common stock	—	34	103	—	—	137
Acquisition of 112,750 shares of common stock	—	(113)	(744)	—	—	(857)
Dividends on preferred stock ($.03 per share)	—	—	—	—	(19)	(19)
Dividends on common stock ($.01 per share)	—	—	—	—	(144)	(144)

Balance at December 31, 2002	625	14,438	56,811	(11,944)	17,548	77,478
Comprehensive income:
Net income for year	—	—	—	—	25,440	25,440
Change in net unrealized investment gains/losses	—	—	—	(10,798)	—	(10,798)

Total comprehensive income:						14,642
Issuance of 20,700,000 shares of common stock less issuance expenses of $15,035	—	20,700	150,565	—	—	171,265
Issuance of 1,591,083 shares of common stock to the NMO Deferred Compensation Trust	—	1,591	8,939	—	(533)	9,997
Acquisition of 1,435,500 shares of common stock	—	(1,435)	(7,879)	—	—	(9,314)
Dividends on preferred stock ($0.03 per share)	—	—	—	—	(19)	(19)
Dividends on common stock ($0.01 per share)	—	—	—	—	(333)	(333)

Balance at December 31, 2003	625	35,294	208,436	(22,742)	42,103	263,716
Comprehensive income:
Net income for year	—	—	—	—	45,284	45,284
Change in net unrealized investment gains/losses	—	—	—	3,473	—	3,473

Total comprehensive income						48,757
Issuance of 805,000 shares of common stock less issuance expenses of $507	—	805	5,933	—	—	6,738
Exercise of 6,000 management subscription rights	—	6	26	—	—	32
Conversion of $2,640 of subordinated debentures	—	326	2,159	—	—	2,485
Conversion of 625,000 shares of Series Preferred Stock	(625)	1,875	(1,250)	—	—	—
Issuance of 54,385 shares of common stock	—	54	489	—	—	543
Dividends on common stock ($0.02 per share)	—	—	—	—	(767)	(767)

Balance at December 31, 2004	$—	$38,360	$215,793	$(19,269)	$86,620	$321,504

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2004	2003	2002
Operating activities
Net income	$45,284	$25,440	$14,207
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	305,762	248,075	183,503
Annuity and single premium universal life product charges	(22,462)	(20,452)	(15,376)
Change in fair value of embedded derivatives	(8,567)	66,801	(5,027)
Increase in traditional life and accident and health insurance reserves	17,576	11,408	7,599
Policy acquisition costs deferred	(168,248)	(89,979)	(152,144)
Amortization of deferred policy acquisition costs	67,867	47,450	34,060
Provision for depreciation and other amortization	1,434	1,277	981
Amortization of discounts and premiums on fixed maturity securities	(139,025)	(153,226)	(134,590)
Realized losses (gains) on investments	(943)	(6,946)	122
Change in fair value of derivatives	(28,696)	(52,525)	57,753
Deferred income taxes	(13,600)	(2,307)	(11,091)
Reduction of amounts due to related party under General Agency Commission and Servicing Agreement	(24,789)	(14,173)	(18,058)
Changes in other operating assets and liabilities:
Accrued investment income	(15,485)	7,330	(14,616)
Receivables from related parties	11,419	(7,066)	9,029
Federal income taxes recoverable/payable	8,357	(9,924)	12,411
Other policy funds and contract claims	33,415	25,351	13,598
Other amounts due to related parties	12,730	23,241	(4,412)
Other liabilities	26,108	8,243	(8,275)
Other	181	(126)	1,544

Net cash provided by (used in) operating activities	108,318	107,892	(28,782)
Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities—available for sale	1,399,886	2,209,090	3,527,658
Fixed maturity securities—held for investment	1,157,382	869,205	—
Equity securities, available for sale	23,697	49,904	10,352
Mortgage loans on real estate	61,553	12,768	3,160
Derivative instruments	109,373	47,993	9,735

	2,751,891	3,188,960	3,550,905
Acquisitions of investments:
Fixed maturity securities—available for sale	(1,381,314)	(2,035,255)	(4,634,925)
Fixed maturity securities—held for investment	(2,315,130)	(1,469,922)	(215,161)
Equity securities, available for sale	(38,645)	(49,170)	(10,055)
Mortgage loans on real estate	(412,283)	(287,144)	(229,318)
Derivative instruments	(111,689)	(66,062)	(93,963)
Policy loans	(38)	(29)	(4)

	(4,259,099)	(3,907,582)	(5,183,426)
Purchases of property, furniture and equipment	(2,901)	(829)	(914)

Net cash used in investing activities	(1,510,109)	(719,451)	(1,633,435)

See accompanying notes.

	Year ended December 31,
	2004	2003	2002
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	1,973,971	1,727,008	2,435,230
Coinsurance deposits—related parties	(202,064)	(649,434)	(837,882)
Return of annuity and single premium universal life policyholder account balances	(778,750)	(472,220)	(332,042)
Financing fees incurred and deferred	(9,598)	(610)	(100)
Proceeds from notes payable	260,000	—	10,000
Repayments of notes payable	(31,833)	(11,500)	(13,334)
Increase (decrease) in amounts due under repurchase agreements	156,085	(132,941)	241,731
Amounts due to reinsurer	—	(10,908)	(3,410)
Proceeds from issuance of subordinated debentures	57,500	12,000	—
Net proceeds from issuance of common stock	7,313	171,265	137
Acquisitions of common stock	—	(9,314)	(857)
Acquisition of 8% Trust Preferred Securities	—	—	(60)
Dividends paid	(767)	(352)	(163)

Net cash provided by financing activities	1,431,857	622,994	1,499,250

Increase (decrease) in cash and cash equivalents	30,066	11,435	(162,967)
Cash and cash equivalents at beginning of year	32,598	21,163	184,130

Cash and cash equivalents at end of year	$62,664	$32,598	$21,163

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on notes payable and repurchase agreements	$3,978	$2,629	$3,897
Interest on subordinated debentures	8,518	7,139	—
Income taxes	29,500	25,735	5,979
Non-cash financing and investing activities:
Premium and interest bonuses deferred as sales inducements	75,162	31,249	28,153
Advances by related party under General Agency Commission and Servicing Agreement deferred as policy acquisition costs	20,000	14,429	11,796
Issuance of 1,591,083 shares of common stock to NMO Deferred Compensation Trust	—	9,997	—
Conversion of subordinated debentures	2,485	—	—
Subordinated debentures issued to subsidiary trusts for common equity securities of the subsidiary trust	1,770	372	—

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

1.     Organization and Significant Accounting Policies

Organization

        American Equity Investment Life Holding Company (the Company), through its wholly-owned subsidiaries, American Equity Investment Life Insurance Company and American Equity Investment Life Insurance Company of New York, is licensed to sell insurance products in 48 states and the District of Columbia at December 31, 2004. The Company offers a broad array of annuity and insurance products. The Company's business consists primarily of the sale of index and fixed rate annuities. The Company operates solely in the life insurance business.

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

        The Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position (SOP) 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" on January 1, 2004. As it applies to the Company, SOP 03-1 established guidance for the accounting and presentation of costs related to sales inducements (first year premium and interest bonuses credited to policyholder account balances). There was no change to the Company's method of accounting for sales inducements; however, the capitalized costs are now separately disclosed in the consolidated balance sheets and the related amortization expense is included in interest credited to account balances in the consolidated statements of income. Prior to 2004, the capitalized costs were included in deferred policy acquisition costs and the amortization expense was included in the amortization of deferred policy acquisition costs. The 2003 and 2002 amounts have been reclassified to conform with the 2004 presentation. The adoption of SOP 03-1 had no effect on net income or stockholders' equity.

        The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" on December 31, 2003, retroactive to January 1, 2003. Prior to the adoption of FIN 46, the Company's subsidiary trusts, American Equity Capital Trust I and American Equity Capital Trust II were included in the Company's consolidated financial statements. The subsidiary trusts are no longer consolidated upon adoption of FIN 46, and the effect of such deconsolidation is that the obligations of the trusts to the preferred security holders, previously reported as minority interests, have been replaced with the Company's subordinated debt obligations to the trusts and the Company's equity investments in the trusts. Interest payments on the subordinated debentures are no longer eliminated in consolidation but rather are reported as interest expense. The adoption of FIN 46 had no impact on net income, stockholders' equity or previously reported quarterly net income for 2003.

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are utilized in the calculation of deferred policy acquisition costs, deferred sales inducements, policyholder liabilities and accruals, valuation of embedded derivatives on index reserves and valuation allowances on deferred tax assets and investments. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized.

Reclassifications

        Certain items appearing in the 2003 and 2002 consolidated financial statements have been reclassified to conform with the current year presentation.

Investments

        Fixed maturity securities (bonds and redeemable preferred stocks maturing more than one year after issuance) that may be sold prior to maturity are classified as available for sale. Available for sale securities are reported at estimated fair value and unrealized gains and losses, if any, on these securities are included directly in a separate component of stockholders' equity, net of income taxes and certain adjustments, for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities' expected lives. Amortization/accrual of premiums and discounts on mortgage and asset-backed securities incorporate prepayment assumptions to estimate the securities' expected lives.

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

Derivative Instruments

        Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of the changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any "ineffective" portion of a hedge is reported in earnings as it occurs.

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

        The Company's strategy attempts to mitigate any potential risk of loss under these agreements through a regular monitoring process which evaluates the program's effectiveness. The Company is exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, the Company purchases its option contracts from multiple counterparties and evaluates the creditworthiness of all counterparties prior to purchase of the contracts. At December 31, 2004, all of these options had been purchased from nationally recognized investment banking institutions with a Standard and Poor's credit rating of BBB+ or higher.

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

        Amortization of deferred policy acquisition costs and deferred sales inducements increased by $6.4 million in 2004, decreased by $1.7 million in 2003 and increased by $1.4 million in 2002 as a result of the impact of SFAS No. 133.

Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Deferred Policy Acquisition Costs and Deferred Sales Inducements

        To the extent recoverable from future policy revenues and gross profits, certain costs of producing new business, principally commissions, first-year premium and interest bonuses credited to policyholder account balances and certain costs of policy issuance (including policy issue costs of $6.3 million, $3.8 million and $4.1 million in 2004, 2003 and 2002, respectively) have been deferred and capitalized as deferred policy acquisition costs or deferred sales inducements. For annuity and single premium universal life products, these capitalized costs are being amortized generally in proportion to expected gross profits from surrender charges and investment, mortality, and expense margins. That amortization is adjusted retrospectively when estimates of future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. Deferred policy acquisition costs and deferred sales inducements are also adjusted for the change in amortization that would have occurred if available-for-sale fixed maturity securities had been sold at their aggregate market value and the proceeds reinvested at current yields. The impact of this adjustment is included in accumulated other comprehensive income (loss) within stockholders' equity.

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

Future Policy Benefits

        Future policy benefit reserves for annuity and single premium universal life products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates (including first year interest bonuses capitalized as deferred sales inducements) for these products ranged from 3.0% to 11.5% in 2004 and 2003 and from 3.0% to 12.0% in 2002. These rates include first-year interest bonuses capitalized as deferred sales inducements.

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

        Certain group policies include provisions for annual experience refunds of premiums equal to net premiums received less a 16% administrative fee and less claims incurred. Such amounts (2004—$0.0 million; 2003—$0.1 million; and 2002—$0.3 million) are reported as a reduction of traditional life and accident and health insurance premiums in the consolidated statements of income.

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

Stockholders' Equity

        On December 9, 2003, the Company completed an initial public offering of 18,700,000 shares of its common stock at a price of $9.00 per share. Pursuant to the over-allotment option granted to the underwriters in the offering, the underwriters purchased an additional 2,000,000 shares on December 29, 2003 and an additional 805,000 shares on January 7, 2004, which fully exercised the over-allotment option. The proceeds from the initial public offering (including proceeds from shares issued pursuant to the over-allotment option), net of the underwriting discount and expenses, were approximately $178.0 million.

        The Company issued 625,000 shares of 1998 Series A Participating Preferred Stock (aggregate liquidation preference of $10.0 million). During 2004, all of these shares converted into 1,875,000 shares of the Company's common stock. Prior to conversion, these preferred shares had participating dividend rights with shares of the Company's common stock, when and as such dividends were declared.

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

Premiums and Deposits by Product Type

        The Company markets index annuities, fixed rate annuities, a variable annuity and life insurance. In connection with its reinsured group life business, the Company also collects renewal premiums on certain accident and health insurance policies. Premiums and deposits (net of coinsurance) collected in 2004, 2003 and 2002, by product category were as follows:

	Year ended December 31,
Product Type
	2004	2003	2002
	(Dollars in thousands)
Index Annuities:
Index Strategies	$1,008,801	$468,716	$523,224
Fixed Strategy	491,721	201,702	370,496

	1,500,522	670,418	893,720
Fixed Rate Annuities	271,385	407,156	703,628
Life Insurance	14,566	13,001	12,958
Accident and Health	549	685	706
Variable Annuities	279	26	83

	$1,787,301	$1,091,286	$1,611,095

        Two national marketing organizations through which the Company markets its products each accounted for more than 10% of the annuity deposits and insurance premium collections during 2004 and 2003. One national marketing organization accounted for more than 10% of the annuity deposits and insurance premium collections during 2002.

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

        Pro forma information regarding net income is required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and has been determined as if the Company had accounted for its employee stock options and subscription rights under the fair value method of these statements. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model (which is primarily used for public companies) for 2004 and 2003 and a minimum value option pricing model (which is used for non-public companies) for 2002 with the following weighted-average assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	3.10%	1.46%	1.45%
Dividend yield	0%	0%	0%
Weighted-average expected life	10 years	10 years	3 years
Expected volatility	24.5%	3.2%	N/A

        The minimum value option pricing model is similar to the Black-Scholes option valuation model (which is primarily used for public companies) except that it excludes an assumption for the expected volatility of market price.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

        The Company's pro forma net earnings and earnings per common share were as follows:

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share data)
Net income, as reported—numerator for earnings per common share	$45,284	$25,440	$14,207
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,125)	(242)	(491)

Net income, pro forma—numerator for earnings per common share, pro forma	44,159	25,198	13,716
Interest (dividends in 2002 related to convertible trust preferred securities) related to convertible subordinated debentures (net of income tax benefit)	1,255	1,347	1,348

Numerator for earnings per common share—assuming dilution, pro forma	$45,414	$26,545	$15,064

Earnings per common share, as reported	$1.19	$1.45	$0.87
Earnings per common share, pro forma	$1.16	$1.43	$0.84
Earnings per common share—assuming dilution, as reported	$1.08	$1.21	$0.76
Earnings per common share—assuming dilution, pro forma	$1.05	$1.20	$0.74

Comprehensive Income (Loss)

        Comprehensive income (loss) includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. Other comprehensive income (loss) excludes net realized investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $0.9 million, $6.9 million and $(0.1) million in 2004, 2003 and 2002, respectively. Such amounts, which have been measured through the date of sale, are net of adjustments to deferred policy acquisition costs, deferred sales inducements and income taxes totaling $0.5 million in 2004, $3.6 million in 2003 and $(0.1) million in 2002.

Pending Accounting Changes

        In March 2004, the FASB's Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). EITF 03-1 provides guidance regarding the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and to equity securities accounted for under the cost method. Included in EITF 03-1 is guidance on how to account for impairments that are solely due to interest rate changes, including changes resulting from increases in sector credit spreads. This guidance was to become effective for reporting periods beginning after June 15, 2004. However, on September 30, 2004, the FASB issued a Staff Position that delays the effective date for the recognition and measurement guidance of EITF 03-1 until additional clarifying guidance is issued. The issuance of this guidance was delayed during the fourth quarter of 2004, with additional discussion of this issue by the FASB planned for 2005. We are not able to assess the impact of the adoption of EITF 03-1 until final guidance is issued.

        In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). This standard requires expensing stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective for the Company as of July 1, 2005 and will apply to all awards granted, modified, cancelled or purchased after that date as well as the unvested portion of prior awards. The Company will adopt the standard as of the effective date and does not believe it will have a material effect on the financial statements.

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

        Notes payable and amounts due under repurchase agreements:    The fair value of the contingent convertible senior notes is based upon quoted market prices. The amounts reported in the consolidated balance sheets for other notes payable and short term indebtedness under repurchase agreements with variable interest rates approximate their fair values.

        Subordinated debentures:    The carrying amount of subordinated debentures with variable interest rates reported in the consolidated balance sheets approximates fair value. Fair values for subordinated debentures with fixed interest rates are estimated by discounting expected cash flows using interest rates currently being offered for similar securities.

        Amounts due to related party under General Agency Commission and Servicing Agreement: Fair values are estimated by discounting expected cash flows using interest rates currently being offered for similar instruments.

        The following sets forth a comparison of the fair values and carrying amounts of the Company's financial instruments:

	December 31,
	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$2,705,323	$2,705,323	$3,618,025	$3,618,025
Held for investment	4,098,493	4,005,775	1,827,289	1,717,224
Equity securities, available for sale	38,303	38,303	21,409	21,409
Mortgage loans on real estate	959,779	999,380	608,715	667,341
Derivative instruments	148,006	148,006	119,833	119,833
Policy loans	362	362	324	324
Cash and cash equivalents	62,664	62,664	32,598	32,598
Coinsurance deposits—related party	2,068,700	1,780,862	1,926,603	1,640,639
Liabilities
Annuity and single premium universal life policy benefit reserves	9,745,896	8,573,784	8,271,377	7,278,813
Amounts due to related party under General Agency Commission and Servicing Agreement	35,812	35,812	40,601	40,601
Notes payable	260,000	287,625	31,833	31,833
Subordinated debentures	173,576	148,833	116,425	87,761
Amounts due under repurchase agreements	264,875	264,875	108,790	108,790

3.     Investments

        At December 31, 2004 and 2003, the amortized cost and estimated fair value of fixed maturity securities and equity securities were as follows:

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government and agencies	$1,766,796	$211	$(58,759)	$1,708,248
Public utilities	43,297	1,552	—	44,849
Corporate securities	262,253	7,223	(6,916)	262,560
Redeemable preferred stocks	34,848	1,105	(584)	35,369
Mortgage and asset-backed securities:
United States Government and agencies	254,640	2,436	(72)	257,004
Non-government	407,970	4,602	(15,279)	397,293

	$2,769,804	$17,129	$(81,610)	$2,705,323

Held for investment:
United States Government and agencies	$4,022,646	$2,240	$(94,958)	$3,929,928
Corporate securities	75,847	—	—	75,847

	$4,098,493	$2,240	$(94,958)	$4,005,775

Equity securities, available for sale:
Non-redeemable preferred stocks	$30,472	$331	$(294)	$30,509
Common stocks	8,366	—	(572)	7,794

	$38,838	$331	$(866)	$38,303

December 31, 2003
Fixed maturity securities:
Available for sale:
United States Government and agencies	$2,594,861	$1,150	$(57,686)	$2,538,325
Public utilities	51,300	724	(189)	51,835
Corporate securities	330,993	13,485	(10,753)	333,725
Redeemable preferred stocks	8,923	1,156	—	10,079
Mortgage and asset-backed securities:
United State Government and agencies	263,040	2,320	(1,258)	264,102
Non-government	454,639	3,045	(37,725)	419,959

	$3,703,756	$21,880	$(107,611)	$3,618,025

Held for investment:
United States Government and agencies	$1,751,532	$—	$(110,065)	$1,641,467
Corporate securities	75,757	—	—	75,757

	$1,827,289	$—	$(110,065)	$1,717,224

Equity securities, available for sale:
Non-redeemable preferred stocks	$16,182	$41	$(132)	$16,091
Common stocks	5,612	—	(294)	5,318

	$21,794	$41	$(426)	$21,409

        The amortized cost and estimated fair value of fixed maturity securities at December 31, 2004, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company's mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available for sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one year through five years	$12,969	$13,833	$—	$—
Due after five years through ten years	271,365	262,760	—	—
Due after ten years through twenty years	837,916	812,259	815,914	810,652
Due after twenty years	984,944	962,174	3,282,579	3,195,123

	2,107,194	2,051,026	4,098,493	4,005,775
Mortgage-backed and asset-backed securities	662,610	654,297	—	—

	$2,769,804	$2,705,323	$4,098,493	$4,005,775

        Net unrealized losses on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following at December 31, 2004 and 2003:

	December 31,
	2004	2003
	(Dollars in thousands)
Net unrealized losses on available for sale fixed maturity securities and equity securities	$(65,016)	$(86,116)
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	35,041	51,128
Net unrealized gain and amortization on fixed maturity securities transferred from available for sale to held for investment	330	—
Deferred income tax benefit	10,376	12,246

Net unrealized losses reported as accumulated other comprehensive loss	$(19,269)	$(22,742)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

        The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Fixed maturity securities:
Available for sale:
United States Government and agencies	$1,206,169	$(39,591)	$440,809	$(19,168)	$1,646,978	$(58,759)
Corporate securities	53,367	(4,042)	5,205	(2,874)	58,572	(6,916)
Redeemable preferred stocks	19,416	(584)	—	—	19,416	(584)
Mortgage and asset-backed securities	51,593	(2,032)	217,322	(13,319)	268,915	(15,351)

	$1,330,545	$(46,249)	$663,336	$(35,361)	$1,993,881	$(81,610)

Held for investment:
United States Government and agencies	$1,781,894	$(34,576)	$1,336,616	$(60,382)	$3,118,510	$(94,958)

	$1,781,894	$(34,576)	$1,336,616	$(60,382)	$3,118,510	$(94,958)

Equity securities, available for sale:
Non-redeemable preferred stocks	$8,424	$(178)	$6,066	$(116)	$14,490	$(294)
Common stocks	—	—	2,373	(572)	2,373	(572)

	$8,424	$(178)	$8,439	$(688)	$16,863	$(866)

        Approximately 93% of the unrealized losses on fixed maturity securities shown in the above table are on securities that are rated investment grade. These unrealized losses are primarily from the Company's investments in United States Government agencies and United States Government agency mortgage-backed securities. These securities are relatively long in duration and are callable, making the value of such securities very sensitive to changes in market interest rates. Approximately 7% of the unrealized losses on fixed maturity securities shown in the above table are on securities rated below investment grade. The Company reviews all investments on an ongoing basis for credit deterioration. Factors considered in evaluating whether a decline in value is other than temporary include:

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

        Components of net investment income are as follows:

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Fixed maturity securities	$376,319	$322,247	$288,087
Equity securities	1,668	1,951	1,194
Mortgage loans on real estate	52,697	33,241	15,025
Policy loans	26	25	19
Cash and cash equivalents	580	1,327	3,500
Other	2,187	2,429	2,892

	433,477	361,220	310,717
Less investment expenses	(3,551)	(2,691)	(2,169)

Net investment income	$429,926	$358,529	$308,548

        Proceeds from sales of available for sale fixed maturity securities for the years ended December 31, 2004, 2003 and 2002 were $272.7 million, $507.3 million and $1,821.1 million, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the years ended December 31, 2004, 2003 and 2002 were $1.1 billion, $1.7 billion and $1.7 billion, respectively. Calls of held for investment fixed maturity securities for the years ended December 31, 2004 and 2003 were $1,157.4 million and $869.2 million, respectively. There were no calls of held for investment fixed maturity securities for the years ended December 31, 2002.

        Net realized gains (losses) included in revenues for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$13,720	$19,922	$19,943
Gross realized losses	(220)	(4,216)	(6,773)
Writedowns (other than temporary impairments)	(12,828)	(9,821)	(13,030)

	672	5,885	140
Equity securities	271	1,061	(262)

	$943	$6,946	$(122)

        Changes in unrealized appreciation (depreciation) on investments for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$17,347	$(111,892)	$44,054

Investments carried at estimated fair value:
Fixed maturity securities, available for sale	$21,250	$(41,961)	$82,509
Equity securities, available for sale	(150)	660	(681)

	21,100	(41,301)	81,828
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(16,087)	25,541	(49,470)
Deferred income tax asset	(1,870)	5,815	(11,624)
Net unrealized gain and amortization on fixed maturity securities transferred from available to sale to held for investment	330	(853)	853

	(17,627)	30,503	(60,241)

Change is unrealized appreciation (depreciation) on investments carried at estimated fair value	$3,473	$(10,798)	$21,587

        The Company transferred fixed maturity securities at fair value of $1.2 billion during 2004 and $436.7 million during 2002 from available for sale to held for investment to match its investment objectives, which are to hold these investments to maturity. The unrealized gain on these securities on the date of transfer is included as a separate component of accumulated other comprehensive loss and is being amortized over the lives of the securities. The unrealized gains on the securities transferred during 2004 and 2002 were $1.7 million and $1.0 million, respectively, at the date of transfer. A portion of the securities transferred during 2004 were called for redemption subsequent to the transfer, and all of the securities transferred during 2002 were called for redemption during 2003.

        The Company's mortgage loan portfolio totaled $959.8 million and $608.7 million at December 31, 2004 and 2003, respectively, with commitments outstanding of $58.8 million at December 31, 2004. The portfolio consists of commercial mortgage loans diversified as to property type, location and loan size. The loans are collateralized by the related properties.

        The Company's mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31,
	2004		2003
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$196,805	20.5%	$115,817	19.0%
Middle Atlantic	80,098	8.3%	56,563	9.3%
Mountain	148,608	15.5%	79,777	13.1%
New England	50,624	5.3%	38,539	6.3%
Pacific	84,860	8.8%	42,327	7.0%
South Atlantic	166,606	17.4%	105,635	17.4%
West North Central	165,041	17.2%	125,163	20.5%
West South Central	67,137	7.0%	44,894	7.4%

Total	$959,779	100.0%	$608,715	100.0%

Property type distribution
Office	$296,995	30.9%	$145,490	23.9%
Medical Office	65,396	6.8%	55,314	9.1%
Retail	218,133	22.7%	163,434	26.8%
Industrial/Warehouse	236,835	24.7%	162,943	26.8%
Hotel	25,652	2.7%	20,819	3.4%
Apartment	44,984	4.7%	29,565	4.9%
Mixed use/other	71,784	7.5%	31,150	5.1%

Total	$959,779	100.0%	$608,715	100.0%

        At December 31, 2004, fixed maturity securities and short-term investments with an amortized cost of $2.0 million were on deposit with state agencies to meet regulatory requirements. There are no restrictions on these assets.

        At December 31, 2004, the only investment in any person or its affiliates (other than bonds issued by agencies of the United States Government) that exceeded 10% of stockholders' equity was FBL Capital Trust I with an estimated fair value and amortized cost of $75.8 million.

4.     Deferred Policy Acquisition Costs and Deferred Sales Inducements

        An analysis of deferred policy acquisition costs is presented below for the years ended December 31, 2004 and 2003:

	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$608,197	$532,656
Costs deferred during the year	188,248	104,408
Amortized to expense during the year	(67,867)	(47,450)
Effect of net unrealized losses	(15,557)	18,583

Balance at end of year	$713,021	$608,197

        An analysis of deferred sales inducements is presented below for the years ended December 31, 2004 and 2003:

	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$95,467	$62,794
Costs deferred during the year	75,162	31,249
Amortized to expense during the year	(10,632)	(5,532)
Effect of net unrealized losses	(530)	6,956

Balance at end of year	$159,467	$95,467

5.     Reinsurance and Policy Provisions

Coinsurance

        The Company has entered into two coinsurance agreements with EquiTrust Life Insurance Company ("EquiTrust"), an affiliate of Farm Bureau Life Insurance Company ("Farm Bureau") covering 70% of certain of the Company's fixed rate and index annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003 and 20% of those contracts issued from January 1, 2004 to July 31, 2004, when the agreement was suspended by mutual consent of the parties. As a result of the suspension, new business will no longer be ceded to EquiTrust until the parties mutually agree to resume the coinsurance of new business. The business reinsured under these agreements is not eligible for recapture before the expiration of 10 years. As of December 31, 2004, Farm Bureau beneficially owned 14.4% of the Company's common stock.

        Total annuity deposits ceded were $202.1 million, $649.4 million and $837.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Expense allowances received were $22.6 million, $65.6 million and $99.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Coinsurance deposits (aggregate policy benefit reserves transferred to EquiTrust under these agreements) with EquiTrust were $2.1 billion and $1.9 billion at December 31, 2004 and 2003, respectively. The Company remains liabile with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has assumed. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible. The balance due under these agreements to EquiTrust was $32.0 million at December 31, 2004 and $22.6 million at December 31, 2003, and represents the market value of the call options related to the ceded business held by the Company to fund the index credits and cash due to or from EquiTrust related to the transfer of annuity deposits.

        During 1998, the Company entered into a modified coinsurance agreement to cede 70% of its variable annuity business to EquiTrust. Under this agreement, the Company paid EquiTrust $0.2 million for each of the years ended December 31, 2004, 2003 and 2002. The modified coinsurance agreement will continue until termination by written notice at the election of either party. Any such termination will apply to the submission or acceptance of new policies, and business reinsured under the agreement prior to any such termination is not eligible for recapture before the expiration of 10 years. EquiTrust (or one of its affiliates) provides the administrative support necessary to manage this business.

Financial Reinsurance

        The Company has entered into two reinsurance transactions with Hannover Life Reassurance Company of America ("Hannover"), which are treated as reinsurance under statutory accounting practices and as financial reinsurance under accounting principles generally accepted in the United States ("GAAP"). The first transaction became effective November 1, 2002 (the "2002 Hannover Transaction") and the second transaction became effective September 30, 2003 (the "2003 Hannover Transaction"). The agreements for these transactions include a coinsurance segment and a yearly renewable term segment reinsuring a portion of death benefits payable on certain annuities issued from January 1, 2002 to December 31, 2002 (2002 Hannover Transaction) and issued from January 1, 2003 to September 30, 2003 (2003 Hannover Transaction). The coinsurance segments provide reinsurance to the extent of 6.88% (2002 Hannover Transaction) and 13.41% (2003 Hannover Transaction) of all risks associated with the Company's annuity policies covered by these reinsurance agreements. The 2002 Hannover Transaction provided $29.8 million in net statutory surplus benefit during 2002 and the 2003 Hannover Transaction provided $29.7 million in net statutory surplus benefit during 2003. The statutory surplus benefits provided by these agreements were reduced by $13.1 million in 2004 and $6.8 million in 2003. The remaining statutory surplus benefit under these agreements will be reduced in the following years as follows: 2005—$11.6 million; 2006—$12.4 million; 2007—$13.2 million; 2008—$6.2 million. Risk charges attributable to the 2003 and 2002 Hannover Transactions of $2.2 million, $1.6 million and $0.2 million were incurred during 2004, 2003 and 2002, respectively.

        The statutory surplus benefit provided by the 2003 Hannover Transaction replaced the statutory surplus benefit previously provided by a financial reinsurance agreement entered into during 2001 with a subsidiary of Swiss Reinsurance Company ("Swiss Re"). The Company terminated this agreement and recaptured all reserves subject to this agreement effective September 30, 2003. The Swiss Re agreement was treated as reinsurance under statutory accounting requirements and as financial reinsurance under GAAP. An amount due to reinsurer ($10.9 million at December 31, 2002) was recorded under GAAP equal to the amount of the expense allowance received and was being repaid ratably over a five-year period. The termination of this agreement resulted in the full repayment of the amount due to reinsurer. The agreement bore interest at the ninety day London Interbank Offered Rate ("LIBOR") plus 140 basis points. Risk charges and interest expense incurred on the cash portion of the surplus benefit provided by the agreement were $0.2 million and $0.6 million for the years ended December 31, 2003 and 2002, respectively. This agreement provided an initial statutory surplus benefit of $35.0 million in 2001. The statutory surplus benefit remaining at January 1, 2003 was $30.9 million, all of which was eliminated upon termination of the agreement.

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

6.     Income Taxes

        The Company files a consolidated federal income tax return with all its subsidiaries.

        The Company's income tax expense is as follows:

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Consolidated statement of income
Current income taxes	$37,857	$15,812	$18,390
Deferred income taxes	(13,600)	(2,307)	(11,091)

Total income tax expense included in consolidated statement of income	24,257	13,505	7,299

Stockholders equity
Expense (benefit) relating to change in net unrealized investment gains/losses	1,870	(5,815)	11,624

Total income tax expense included in consolidated financial statements	$26,127	$7,690	$18,923

        Income tax expense in the consolidated statements of income differed from the amount computed at the applicable statutory federal income tax rate (35%) as follows:

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Income before income taxes and minority interests	$69,541	$38,945	$28,951

Income tax expense on income before income taxes and minority interests	$24,339	$13,631	$10,133
Tax effect of:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts (see note 9)	—	—	(2,606)
State income taxes, net of federal benefit or expense	120	(67)	(233)
Dividends received deduction	(23)	(11)	(41)
Other	(179)	(48)	46

Income tax expense	$24,257	$13,505	$7,299

Effective tax rate	34.9%	34.7%	25.2%

        Deferred income tax assets or liabilities are established for temporary differences between the financial reporting amounts and tax bases of assets and liabilities that will result in deductible or taxable amounts, respectfully, in future years.

        The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2004 and 2003, is as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Deferred income tax assets:
Policy benefit reserves	$325,285	$252,950
Unrealized depreciation on available for sale fixed maturity securities and equity securities	10,376	12,246
Deferred compensation	2,428	859
Net operating loss carryforwards	4,919	5,769
Other	194	951

	343,202	272,775
Deferred income tax liabilities:
Accrued discount on fixed maturity securities	(7,418)	(15,645)
Deferred policy acquisition costs	(259,303)	(195,986)
Value of insurance in force acquired	(36)	(73)
Amounts due to reinsurers	(5,303)	(1,907)
Other	(580)	(331)

	(272,640)	(213,942)

Net deferred income tax asset	$70,562	$58,833

        In the opinion of the Company's management, realization of its deferred income tax assets is more likely than not based on expectations as to the Company's future taxable income and considering all other available evidence, both positive and negative. Therefore, no valuation allowance against deferred tax assets has been established.

        At December 31, 2004, the Company has non-life net operating loss carryforwards for Federal tax purposes of $11.3 million which expire in 2012 through 2023.

7.     Notes Payable and Amounts Due Under Repurchase Agreements

        In December 2004, the Company issued $260.0 million of contingent convertible senior notes due December 6, 2024 through a private placement under Rule 144A of the Securities Act of 1933. The notes are unsecured and bear interest at a fixed rate of 5.25% per annum. Interest is payable semi-annually in arrears on June 6 and December 6 of each year, beginning June 6, 2005. In addition to regular interest on the notes, beginning with the six-month interest period ending June 6, 2012, the Company will also pay contingent interest under certain conditions at a rate of 0.5% per annum based on the average trading price of the notes during a specified period.

        The notes are convertible at the holders' option prior to the maturity date into cash and shares of the Company's common stock under the following conditions:

  •
  during any fiscal quarter, if the closing sale price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the fiscal quarter preceding the quarter in which the conversion occurs is more than 120% of the conversion price of the notes in effect on that 30th trading day;

  •
  the Company has called the notes for redemption and the redemption has not yet occurred; or

  •
  upon the occurrence of specified corporate transactions.

        Holders may convert any outstanding notes into cash and shares of the Company's common stock at an initial conversion price per share of $14.47. This represents a conversion rate of approximately 69.1085 shares of common stock per $1,000 in principal amount of notes (the "Conversion Rate"). Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion, the value (the "Conversion Value") of the cash and shares of the Company's common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by the "Ten Day Average Closing Stock Price", which equals the average of the closing per share prices of the Company's common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. The Company will deliver the Conversion Value to holders as follows: (1) an amount in cash (the "Principal Return") equal to the lesser of (a) the aggregate Conversion Value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate Conversion Value of the notes to be converted is greater than the Principal Return, an amount in shares (the "Net Shares") equal to such aggregate Conversion Value less the Principal Return (the "Net Share Amount") and (3) an amount in cash in lieu of fractional shares of common stock. The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the Ten Day Average Closing Stock Price.

        The Company may redeem some or all of the notes at any time on or after December 15, 2011. In addition, the holders may require the Company to repurchase all or a portion of their notes on December 15, 2011, 2014, and 2019 and upon a change in control, as defined in the indenture governing the notes, holders may require the Company to repurchase all or a portion of their notes for a period of time after the change in control. The redemption price or repurchase price shall be payable in cash and equal to 100% of the principal amount of the notes plus accrued and unpaid interest (contingent interest and liquidated damages, if any) up to but not including the date of redemption or repurchase.

        The notes are senior unsecured obligations and rank equally in right of payment with all existing and future senior indebtedness and senior to any existing and future subordinated indebtedness. The notes effectively rank junior in right of payment to any existing and future secured indebtedness to the extent of the value of the assets securing such secured indebtedness. The notes are structurally subordinated to all liabilities of the Company's subsidiaries.

        Pursuant to EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share", the Company will be required to include the dilutive effect of the contingent convertible senior notes in its diluted earnings per share calculation, regardless of whether the market price trigger has been met. Because the notes include a mandatory cash settlement feature for the principal amount, incremental dilutive shares will only exist when the average fair value of the Company's common stock for a reporting period exceeds the initial conversion price per share of $14.47.

        The Company has agreed to file a registration statement pursuant to which it will register the resale of the notes and the shares issuable upon conversion of the notes. If such registration statement is not filed or declared effective within certain time periods specified in a registration rights agreement between the Company and the initial purchasers of the notes, the Company will be required to pay liquidated damages to the holders of the notes.

        On September 22, 2004, the Company entered into a $50 million revolving line of credit agreement with three banks. The revolving period of the facility will be three years followed by a two-year term out option. The applicable interest rate will be floating at LIBOR plus 1.75% or prime rate, as elected by the Company. There is no amount outstanding under the revolving line of credit at December 31, 2004. Under this agreement, without obtaining a waiver from the lenders, the Company is required to maintain a minimum risk-based capital ratio at American Equity Investment Life Insurance Company, a maximum ratio of senior debt to total capital, and is prohibited from paying dividends on its capital stock in excess of 33% of consolidated net income for the prior year.

        At December 31, 2003, the Company had $31.8 million outstanding under a credit agreement with principal and interest payments paid quarterly. The notes bore interest at (3.57% at December 31, 2003) prime or LIBOR plus a specified margin of up to 2.25%. The Company repaid all outstanding amounts under this agreement during 2004.

        As part of its investment strategy, the Company enters into securities repurchase agreements (short-term collateralized borrowings). These borrowings are collateralized by investment securities with fair market values approximately equal to the amount due. Such borrowings averaged $196.3 million, $84.6 million, $46.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The weighted average interest rate on amounts due under repurchase agreements was 1.60%, 1.35% and 1.59% for the years ended December 31, 2004, 2003 and 2002, respectively.

8.     General Agency Commission and Servicing Agreement

        The Company has a General Agency Commission and Servicing Agreement ("Servicing Agreement") with American Equity Investment Service Company (the Service Company), wholly-owned by David J. Noble, Chairman, Chief Executive Officer and President of the Company, whereby the Service Company acts as a national supervisory agent with responsibility for paying commissions to agents of the Company. Under the terms of the Servicing Agreement, as amended, the Service Company has paid a portion (ranging from 13.5% to 100%) of the agents' commissions for certain annuity policies issued during 1997-1999 and 2002-2004. In return, the Company has paid and agreed to pay quarterly renewal commissions to the Service Company ranging from .0975% to .375% based upon the account values of the applicable annuity policies issued during those years. No renewal commission is paid unless the underlying policy is in force on the date renewal commissions are calculated pursuant to the terms of the Servicing Agreement.

        The Company records a liability to the Service Company for the amounts paid by the Service Company to the Company's agents and capitalizes such amounts as deferred policy acquisition costs. For all years except 2004, renewal commissions are capped and interest expense computed at a 9% imputed interest rate. The liability to the Service Company for policies issued during 2004 was created on December 31, 2004 and quarterly renewal commissions are payable for five years. The effective interest rate based upon the estimated future renewal commissions for these policies as of December 31, 2004 is 14.8%. Actual renewal commission payments may vary from expected based upon the persistency and account value growth of the covered policies.

        During the years ended December 31, 2004, 2003 and 2002, the Service Company paid $20.0 million, $14.4 million and $11.8 million, respectively, to agents of the Company and the Company paid renewal commissions to the Service Company of $28.1 million, $22.1 million and $21.7 million, respectively. Estimated future payments under the Servicing Agreement at December 31, 2004 are as follows (Dollars in thousands):

Year ending December 31:
2005	$22,732
2006	5,891
2007	5,659
2008	5,436
2009	5,221

44,939
Amounts representing interest	(9,127)

Net amount	$35,812

        As a source of funding its portion of producing agents' commission payments, the Service Company borrowed funds from Mr. Noble and a third party. The amount payable to Mr. Noble by the Service Company at December 31, 2004 and 2003 was $3.0 million and $14.3 million, respectively. As an alternate source of funds for such first year commissions, the Service Company borrowed funds from the Company. Notes receivable from the Service Company under this arrangement are summarized as follows (Dollars in thousands):

	December 31,
	2004	2003
Interest at 8.75%	$—	$3,619
Interest at 9.00%	419	2,003
Interest at 9.50%	3,444	7,799
Interest at Prime	12,325	14,500

	$16,188	$27,921

        Principal and interest on all loans to the Service Company are payable quarterly over five years from the date of the advance. The Service Company repays the above described indebtedness from the renewal commissions paid to it under the General Agency Commission and Servicing Agreement.

9.     Subordinated Debentures

        The Company's wholly-owned subsidiary trusts (not consolidated under FIN 46) have issued fixed rate and floating rate trust preferred securities and have used the proceeds from these offerings to purchase subordinated debentures from the Company. The Company also issued subordinated debentures to the trusts in exchange for all of the common securities of each trust. The sole assets of the trusts are the subordinated debentures and any interest accrued thereon. The interest payment dates on the subordinated debentures correspond to the distribution dates on the trust preferred securities issued by the trusts. The trust preferred securities mature simultaneously with the subordinated debentures. The Company's obligations under the subordinated debentures and related agreements provide a full and unconditional guarantee of payments due under the trust preferred securities. Following is a summary of subordinated debt obligations to the trusts at December 31, 2004 and 2003:

	December 31,
			Interest Rate
	2004	2003		Due Date
	(Dollars in thousands)
American Equity Capital Trust I	$24,073	$26,713	8%	September 30, 2029
American Equity Capital Trust II	77,861	77,340	5%	June 1, 2047
American Equity Capital Trust III	27,840	—	Floating	April 29, 2034
American Equity Capital Trust IV	12,372	12,372	Floating	January 8, 2034
American Equity Capital Trust VII	10,830	—	Floating	September 14, 2034
American Equity Capital Trust VIII	20,600	—	Floating	December 22, 2034

	$173,576	$116,425

        The interest rate for the floating rate subordinated debentures are based upon the three month London Interbank Offered rate plus 4.00% for Trust III and IV and 3.75% for Trust VII and VIII.

        American Equity Capital Trust I issued 865,671 shares of trust preferred securities, of which 2,000 shares are held by one of the Company's subsidiaries. During 2004, 88,000 shares of these trust preferred securities converted into 325,923 shares of the Company's common stock. The remaining 777,761 shares of these trust preferred securities are convertible into 2,872,794 shares of the Company's common stock.

        The principal amount of the subordinated debentures issued by the Company to American Equity Capital Trust II ("Trust II") is $100.0 million. These debentures were assigned a fair value of $74.7 million at the date of issue (based upon an effective yield-to-maturity of 7%). The difference between the fair value at the date of issue and the principal amount is being accreted over the life of the debentures. The trust preferred securities issued by Trust II were issued to Iowa Farm Bureau Federation, which owns more than 50% of the voting capital stock of FBL Financial Group, Inc. ("FBL"), parent company of Farm Bureau. The consideration received by Trust II in connection with the issuance of its trust preferred securities consisted of fixed income securities of equal value which were issued by FBL.

10.   Retirement and Stock Compensation Plans

        The Company has adopted a contributory defined contribution plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees of the Company, subject to minimum eligibility requirements. Employees can contribute up to 15% of their annual salary (with a maximum contribution of $13,000 in 2004, $12,000 in 2003 and $11,000 in 2002) to the plan. The Company contributes an additional amount, subject to limitations, based on the voluntary contribution of the employee. Further, the plan provides for additional employer contributions based on the discretion of the Board of Directors. Plan contributions charged to expense were $0.2 million for the year ended December 31, 2004 and $0.1 million for each of the years ended December 31, 2003 and 2002.

        The Company has entered into deferred compensation arrangements with certain officers, directors, and consultants, whereby these individuals agreed to take common stock of the Company at a future date in lieu of cash payments at the time of service. The common stock is to be issued in conjunction with a "trigger event", as that term is defined in the individual agreements. At December 31, 2004 and 2003, these individuals have earned, and the Company has reserved for future issuance, 377,853 and 345,829 shares of common stock, respectively, pursuant to these arrangements. The Company has accrued liabilities of $1.9 million and $1.5 million at December 31, 2004 and 2003, respectively, representing the value associated with the shares earned.

        During 1997, the Company established the American Equity Investment NMO Deferred Compensation Plan ("NMO Deferred Compensation Plan") whereby agents can earn common stock in addition to their normal commissions. Awards are calculated using formulas determined annually by the Company's Board of Directors and are generally based upon new annuity deposits. For the years ended December 31, 2004, 2003 and 2002, agents earned the right to receive 414,117 shares, 325,370 shares, and 692,439 shares, respectively. These shares will be distributed at the end of the vesting and deferral period of 9 years. A portion of the awards may be subject to forfeiture if certain production levels are not met over the remaining vesting period. The Company recognizes commission expense as the awards vest. For the years ended December 31, 2004, 2003 and 2002, agents vested in 449,869 shares, 405,796 shares and 476,918 shares of common stock, respectively, and the Company recorded commission expense (which was subsequently capitalized as deferred policy acquisition costs) of $4.9 million, $2.6 million and $2.6 million, respectively, under these plans. Amounts accrued are reported as other liabilities until the shares have been issued. At December 31, 2004, the Company has reserved 2,411,445 shares for future issuance under the plans.

        During 2003, the Company created a Rabbi Trust, the NMO Deferred Compensation Trust (the "Trust") and issued 1,591,083 shares of its common stock to the Trust to fund the vested share liability established under the NMO Deferred Compensation Plan. In accordance with FASB's Emerging Issues Task Force Issue No. 97-14, "Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested", the stock held in the Trust is included as part of common stock issued and outstanding. In the December 31, 2004 consolidated balance sheet, the common shares held in the Rabbi Trust and the related Trust obligation funded by such shares are included in the common stock and additional paid-in-capital components as a respective deduction and addition, with no impact on the reported amount of total stockholders' equity, as the Plan does not permit diversification and must be settled by the delivery of a fixed number of shares of the Company's stock.

        Prior to the Company's initial public offering, the Company performed an internal valuation which involved estimates by management to determine a market value as there was no publicly quoted market value for the Company's stock. Those estimates were based upon various factors including past stock transactions with third parties, growth in the Company's revenues, comparison of the Company's growth pattern to other companies and annual valuations completed by investment bankers familiar with the operations of the Company. The results of the internal valuation affected the amount of commission expense recognized (which was capitalized as deferred policy acquisition costs) in connection with the NMO Deferred Compensation Plan as described in the preceding paragraph. The results of the internal valuation of the Company's stock also affected the calculation of earnings per common share—assuming dilution by affecting the number of dilutive securities used in the calculation (see Note 13).

        The Company has a Stock Option and Warrant Agreement with Mr. Noble (owner of 4% of its outstanding common stock at December 31, 2004) which allows the purchase of 1,200,000 shares of the Company's common stock. Included in this amount are warrants to purchase 240,000 shares of common stock at $3.33 per share that were exercised in 2000 and options expiring in 2007 to purchase 600,000 shares of common stock at $3.33 per share and 360,000 shares of common stock at $7.33 per share.

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

        The Company's 1996 Stock Option Plan authorized grants of options to officers, directors and employees for up to 1,200,000 shares of the Company's common stock. In 2000, the Company adopted the 2000 Employee Stock Option Plan which authorizes grants of options to officers and employees on up to 1,800,000 shares of the Company's common stock and the Company adopted the 2000 Directors Stock Option Plan which authorizes grants of options to directors on up to 225,000 shares. All options granted under the 2000 plans have 10 year terms and a six month vesting period after which they become fully exercisable immediately. All options granted under the 1996 plan have 10 year terms and are vested and exercisable.

        Changes in the number of stock options outstanding during the years ended December 31, 2004, 2003 and 2002 are as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Total Exercise Price
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2002	2,644,952	$5.66	$14,978
Granted	—	—	—
Cancelled	(15,547)	9.13	(142)
Exercised	(103)	9.68	(1)

Outstanding at December 31, 2002	2,629,302	5.65	14,835
Granted	300,000	9.00	2,700
Cancelled	(21,640)	6.69	(145)
Exercised	—	—	—

Outstanding at December 31, 2003	2,907,662	5.98	17,390
Granted	570,000	10.80	6,156
Cancelled	(17,500)	9.71	(170)
Exercised	—	—	—

Outstanding at December 31, 2004	3,460,162	6.76	$23,376

        Stock options outstanding at December 31, 2004 (all of which are currently exercisable except for options on 288,000 shares granted in December 2004) are as follows:

	Number of Shares	Weighted- Average Remaining Life
Exercise price:
$3.33	1,060,500	2.19
$4.00	346,350	2.56
$5.33	114,000	3.64
$7.33	568,770	3.16
$8.67	18,000	4.92
$9.00	291,000	8.94
$9.16	22,500	9.67
$9.49	4,500	9.75
$9.67	495,042	6.14
$9.95	3,500	9.50
$10.77	288,000	10.00
$11.00	245,500	9.44
$12.85	2,500	9.25

	3,460,162

        At December 31, 2004, the Company had no shares of common stock available for future grant under the 1996 Stock Option Plan, 613,708 shares of common stock available for future grant under the 2000 Employee Stock Option Plan, and 213,000 shares of common stock available for future grant under the 2000 Directors Stock Option Plan.

        On December 1, 1997, in connection with a rights offering of shares of the Company's common stock, the Company issued subscription rights to purchase an aggregate of 2,157,375 shares of the Company's common stock to certain officers and directors. The subscription rights have an exercise price of $5.33 per share, were exercisable immediately, and expire on December 1, 2005. During 2002, the expiration date was extended from December 1, 2002 to December 1, 2005 and the Company recognized compensation expense of $0.2 million. During 2004, rights with respect to 6,000 shares of the Company's common stock were exercised.

11.   Life Insurance Subsidiaries

        Prior approval of regulatory authorities is required for the payment of dividends to the Company by its life insurance subsidiaries which exceed an annual limitation. During 2005, American Equity Life could pay dividends to its parent of $60.9 million, without prior approval from regulatory authorities.

        Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's life insurance subsidiaries differ from generally accepted accounting principles. Combined net income for the Company's life insurance subsidiaries as determined in accordance with statutory accounting practices was $47.7 million, $25.4 million and $26.0 million in 2004, 2003 and 2002, respectively, and total statutory capital and surplus of the Company's life insurance subsidiaries was $608.9 million and $374.6 million at December 31, 2004 and 2003, respectively.

12.   Commitments and Contingencies

        The Company leases its home office space and certain equipment under operating leases which expire through December 2008. During the years ended December 31, 2004, 2003 and 2002, rent expense totaled $1.0 million in each of these years. At December 31, 2004, minimum rental payments due under all noncancellable operating leases with initial terms of one year or more are (dollars in thousands):

Year ending December 31:
2005	$1,030
2006	577
2007	126
2008	68
2009	5

$1,806

        Assessments are, from time to time, levied on the Company by life and health guaranty associations in most states in which the Company is licensed to cover losses to policyholders of insolvent or rehabilitated companies. During 2004, the Company paid $0.6 million in assessments related to the insolvency of London Pacific Life and Annuity Company and established a reserve for future assessments related to this insolvency of $1.2 million. The Company believes the reserve for guaranty fund assessments is sufficient to provide for future assessments based upon known insolvencies.

        In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits alleging improper product design, improper sales practices and similar claims. The Company is currently a defendant in several purported class action lawsuits filed in state courts alleging improper sales practices. In these lawsuits, the plaintiffs are seeking returns of premiums and other compensatory and punitive damages. We have reached a final settlement in one of these cases, the impact of which is expected to be immaterial. The class was certified as such incident to the settlement in that case. No class has been certified in any of the other pending cases as this time. Although the Company has denied all allegations in these lawsuits and intends to vigorously defend against them, the lawsuits are in the early stages of litigation and neither their outcomes nor a range of possible outcomes can be determined at this time. However, the Company does not believe that these lawsuits will have a material adverse effect on its business, financial condition or results of operations.

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

13.   Earnings Per Share

        The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share data)
Numerator:
Net income—numerator for earnings per common share	$45,284	$25,440	$14,207
Interest (dividends in 2002 related to convertible rust preferred securities) on convertible subordinated debentures (net of income tax benefit)	1,255	1,347	1,348

Numerator for earnings per common share—assuming dilution	$46,539	$26,787	$15,555

Denominator:
Weighted average common shares outstanding	37,518,141	15,684,932	14,528,387
Participating preferred stock	640,369	1,875,000	1,875,000

Denominator for earnings per common share	38,158,510	17,559,932	16,403,387
Effect of dilutive securities:
Convertible subordinated debentures (convertible trust preferred securities in 2002)	3,005,902	3,198,717	2,592,514
Stock options and management subscription rights	1,500,158	683,548	381,024
Deferred compensation agreements	431,575	727,653	1,015,924

Denominator for earnings per common share—assuming dilution	43,096,145	22,169,850	20,392,849

Earnings per common share	$1.19	$1.45	$0.87
Earnings per common share—assuming dilution	$1.08	$1.21	$0.76

14.   Quarterly Financial Information (Unaudited)

        Unaudited quarterly results of operations are summarized below.

Quarter ended	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
2004
Premiums and product charges	$9,357	$9,058	$8,936	$10,226
Net investment income	99,361	106,586	109,783	114,196
Realized gains on investments	379	10	422	132
Change in fair value of derivatives	5,815	(4,934)	(19,696)	47,511
Total revenues	114,912	110,720	99,445	172,065
Net income	10,437	10,378	10,689	13,780
Earnings per common share	$0.28	$0.27	$0.28	$0.36

Earnings per common share—assuming dilution	$0.25	$0.25	$0.26	$0.33

2003
Premiums and product charges	$9,333	$8,750	$8,509	$7,546
Net investment income	90,696	84,235	89,299	94,299
Realized gains (losses) on investments	196	7,592	(907)	65
Change in fair value of derivatives	(13,962)	33,053	6,050	27,384
Total revenues	86,263	133,630	102,951	129,294
Net income	4,477	6,383	6,368	8,212
Earnings per common share	$0.27	$0.39	$0.39	$0.39

Earnings per common share—assuming dilution	$0.23	$0.34	$0.34	$0.32

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

Schedule I—Summary of Investments—Other

Than Investments in Related Parties

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

December 31, 2004

Column A	Column B	Column C	Column D
Type of Investment	Amortized Cost(1)	Fair Value	Amount at which shown in the balance sheet(2)
	(Dollars in thousands)
Fixed maturity securities:
Available for sale
United States Government and agencies	$1,766,796	$1,708,249	$1,708,249
Public utilities	43,297	44,849	44,849
Corporate securities	262,253	262,560	262,560
Redeemable preferred stocks	34,848	35,368	35,368
Mortgage and asset-backed securities	662,610	654,297	654,297

	2,769,804	2,705,323	2,705,323
Held for investment
United States Government and agencies	4,022,646	3,929,928	4,022,646
Corporate securities	75,847	75,847	75,847

	4,098,493	4,005,775	4,098,493

Total fixed maturity securities	6,868,297	$6,711,098	6,803,816

Equity securities, available for sale:
Non-redeemable preferred stocks	30,472	$30,509	30,509
Common stocks	8,366	7,794	7,794

Total equity securities	38,838	$38,303	38,303

Mortgage loans on real estate	959,779		959,779
Derivative instruments	148,006		148,006
Policy loans	362		362
Cash and cash equivalents	62,664		62,664

Total investments	$8,077,946		$8,012,930

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

Schedule II—Condensed Financial Information of Registrant

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Balance Sheets

(Dollars in thousands)

	December 31,
	2004	2003
Assets
Cash and cash equivalents	$49,366	$1,947
Fixed maturity securities, available for sale, at market (amortized cost: 2004—$100,000; 2003—$40,000)	99,617	40,024
Equity securities of subsidiary trusts (not eliminated in consolidation)	5,220	3,417
Receivable from subsidiary (eliminated in consolidation)	345	1,420
Receivables from related party	16,468	27,921
Federal income tax recoverable	1,319	1,020
Deferred income tax asset	5,404	6,175
Other assets	12,372	3,149

	190,111	85,073
Investment in and advances to subsidiaries	568,769	329,481

Total assets	$758,880	$414,554

Liabilities and Stockholders' Equity
Liabilities:
Notes payable	$260,000	$31,833
Subordinated debentures payable to subsidiary trusts	173,636	116,485
Other liabilities	3,740	2,520

Total liabilities	437,376	150,838
Stockholders' equity:
Series preferred stock	—	625
Common stock	38,360	35,294
Additional paid-in capital	215,793	208,436
Accumulated other comprehensive loss	(19,269)	(22,742)
Retained earnings	86,620	42,103

Total stockholders' equity	321,504	263,716

Total liabilities and stockholders' equity	$758,880	$414,554

See accompanying note to condensed financial statements.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Statements of Income

(Dollars in thousands)

	Year ended December 31,
	2004	2003	2002
Revenues:
Net investment income	$2,198	$31	$20
Dividends from subsidiary (eliminated in consolidation)	—	4,000	5,000
Dividends from subsidiary trusts (eliminated in consolidation prior to 2003)	307	214	214
Investment advisory fees (eliminated in consolidation)	10,096	5,246	1,994
Surplus note interest from subsidiary (eliminated in consolidation)	4,080	4,080	2,780
Interest on notes receivable from related party	1,597	1,291	2,379
Change in fair value of derivatives	60	—	—

Total revenues	18,338	14,862	12,387
Expenses:
Interest expense on notes payable	1,749	1,486	1,901
Interest expense on subordinated debentures issued to subsidiary trusts (eliminated in consolidation prior to 2003)	9,609	7,661	7,660
Other operating costs and expenses	4,504	3,013	2,453

Total expenses	15,862	12,160	12,014

Income before income tax (expense) benefit, equity in undistributed income of subsidiaries and minority interests	2,476	2,702	373
Income tax (expense) benefit	(615)	703	1,912

Income before equity in undistributed income of subsidiaries and minority interests	1,861	3,405	2,285
Equity in undistributed income of subsidiaries (eliminated in consolidation)	43,423	22,035	19,367

Income before minority interests in subsidiaries	45,284	25,440	21,652
Minority interests in subsidiaries:
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	—	—	(7,445)

Net income	$45,284	$25,440	$14,207

See accompanying note to condensed financial statements.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Statements of Cash Flows

(Dollars in thousands)

	Year ended December 31,
	2004	2003	2002
Operating activities
Net income	$45,284	$25,440	$14,207
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for depreciation and amortization	247	285	159
Accrual of discount on equity security	(33)	—	—
Equity in undistributed income of subsidiaries	(43,423)	(22,035)	(19,367)
Minority interests in subsidiaries—earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	—	—	7,445
Accrual of discount on debenture issued to subsidiary trust	522	522	521
Deferred income tax benefit	912	(241)	(1,353)
Changes in operating assets and liabilities:
Receivable from subsidiary	1,075	(940)	20
Receivable from related party	11,453	(7,459)	8,677
Federal income tax recoverable	(299)	(462)	(558)
Other assets	(28)	(433)	343
Amounts due to related parties	(21)	(73)	100
Other liabilities	1,240	793	352

Net cash provided by (used in) operating activities	16,929	(4,603)	10,546
Investing activities
Capital contributions to subsidiaries	(152,125)	(125,025)	(50)
Acquisition of fixed maturity securities—available for sale	(100,000)	(40,000)	—
Purchases of property, plant and equipment	—	(19)	—
Purchase of surplus notes from subsidiary	—	—	(10,000)

Net cash used in investing activities	(252,125)	(165,044)	(10,050)

See accompanying note to condensed financial statements.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Statements of Cash Flows (Continued)

(Dollars in thousands)

	Year ended December 31,
	2004	2003	2002
Financing activities
Financing fees incurred and deferred	$(9,598)	$(610)	$(100)
Proceeds from notes payable	260,000	—	10,000
Repayments of notes payable	(31,833)	(11,500)	(13,334)
Proceeds from issuance of subordinated debentures	57,500	12,000	—
Net proceeds from issuance of common stock	7,313	171,265	137
Dividends paid	(767)	(352)	(163)

Net cash provided by (used in) financing activities	282,615	170,803	(3,460)

Increase (decrease) in cash and cash equivalents	47,419	1,156	(2,964)
Cash and cash equivalents at beginning of year	1,947	791	3,755

Cash and cash equivalents at end of year	$49,366	$1,947	$791

Supplemental disclosures of cash flow information
Cash paid during the year for interest:
Notes payable	$6,922	$2,629	$1,763
Subordinated debentures	8,518	7,139	7,139
Non-cash investing and financing activities:
Fixed maturity security contributed to subsidiary	39,562	—	—
Subordinated debentures issued to subsidiary trust for common equity securities of the subsidiary trust	1,770	372	—

See accompanying note to condensed financial statements.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Note to Condensed Financial Statements

December 31, 2004

1. Basis of Presentation

        The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of American Equity Investment Life Holding Company.

        In the parent company financial statements, the Company's investment in and advances to subsidiaries (which includes surplus notes issued by American Equity Life) are stated at cost plus equity in undistributed income (losses) of subsidiaries since the date of acquisition and net unrealized gains/losses on the subsidiaries' fixed maturity securities classified as "available for sale" and equity securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.

        See note 7 to the consolidated financial statements for a description of the parent company's notes payable.

Schedule III—Supplementary Insurance Information

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable
	(Dollars in thousands)
As of December 31, 2004:
Life insurance	$713,021	$9,807,969	$—	$94,410

As of December 31, 2003:
Life insurance	$608,197	$8,315,874	$—	$60,995

As of December 31, 2002:
Life insurance	$532,656	$6,737,888	$—	$35,644

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs(1)	Other operating expenses
	(Dollars in thousands)
Year ended December 31, 2004:
Life insurance	$37,577	$429,926	$310,618	$67,867	$49,116

Year ended December 31, 2003:
Life insurance	$34,138	$358,529	$326,700	$47,450	$39,043

Year ended December 31, 2002:
Life insurance	$29,040	$308,548	$187,793	$34,060	$28,909

(1)
Beginning in 2004, deferred sales inducements are reported separately on the consolidated balance sheet and the amortization of deferred sales inducements is included as a component of interest credited. Prior to 2004, deferred sales inducements and the related amortization were recorded with deferred policy acquisition costs. The amounts for 2003 and 2002 have been reclassified to conform to the 2004 presentation.

Schedule IV—Reinsurance

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2004:
Life insurance in force, at end of year	$2,500,878	$1,258	$125,443	$2,625,063	4.78%

Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$29,929	$7,467	$—	$22,462	—%
Traditional life and accident and health insurance premiums	13,399	52	1,768	15,115	11.70%

	$43,328	$7,519	$1,768	$37,577	4.71%

Year ended December 31, 2003:
Life insurance in force, at end of year	$2,580,812	$1,034	$141,817	$2,721,595	5.21%

Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$26,025	$5,573	$—	$20,452	—%
Traditional life and accident and health insurance premiums	11,941	156	1,901	13,686	13.89%

	$37,966	$5,729	$1,901	$34,138	5.57%

Year ended December 31, 2002:
Life insurance in force, at end of year	$2,084,417	$807	$133,745	$2,217,355	6.03%

Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$17,091	$1,715	$—	$15,376	—%
Traditional life and accident and health insurance premiums	10,421	362	3,605	13,664	26.38%

	$27,512	$2,077	$3,605	$29,040	12.41%

Item 15. Exhibits and Financial Statement Schedules.

(a)   Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation, including Articles of Amendment**++
3.2	Articles of Amendment to Articles of Incorporation filed on September 23, 2003#
3.3	Amended and Restated Bylaws†
4.1	Agreement dated December 4, 1997 between American Equity Investment Life Holding Company and Farm Bureau Life Insurance Company re Right of First Refusal*
4.2	Stockholders' Agreement dated April 30, 1997 among American Equity Investment Life Holding Company and stockholders*
4.3	Registration Rights Agreement dated April 30, 1997 between American Equity Investment Life Holding Company and stockholders*
4.4	Amended and Restated Declaration of Trust of American Equity Capital Trust I dated September 7, 1999†
4.5	Indenture dated September 7, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.6	Trust Preferred Securities Guarantee Agreement dated September 7, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.7	Trust Common Securities Guarantee Agreement dated September 7, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.8	Indenture dated October 29, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee)#
4.9	Trust Preferred Securities Guarantee Agreement dated October 29, 1999 between American Equity Investment Life Holding Company and West Des Moines, State Bank, as trustee#
4.10	Trust Common Securities Guarantee Agreement dated October 29, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.11	Indenture dated December 16, 2003, between American Equity Investment Life Holding Company and Wilmington Trust Company, as trustee††††††††
4.12	Guarantee Agreement dated December 16, 2003, between American Equity Investment Life Holding Company and Wilmington Trust Company, as trustee††††††††
4.13	Indenture dated April 29, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee††††††††††
4.14	Guarantee Agreement dated April 29, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee††††††††††
4.15	Indenture dated September 14, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee††††††††††
4.16	Guarantee Agreement dated September 14, 2004, between American Equity Investment Life Holding Company and JP Morgan chase Bank, as trustee††††††††††

4.17	Indenture dated December 22, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee
4.18	Guarantee Agreement dated December 22, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee
4.19	Indenture dated December 6, 2004 between American Equity Investment Life Holding Company and US Bank, as trustee.
4.20
Registration Rights Agreement dated as of December 6, 2004 by and among American Equity Investment Life Holding Company, Deutsche Bank Securities Inc., Raymond James & Associates, Inc., and Advest, Inc.
4.21	First Supplemental Indenture dated December 30, 2004 between American Equity Investment Life Holding Company and US Bank, as trustee.
4.22	Registration Rights Agreement dated as of December 30, 2004 between American Equity Investment Life Holding Company and Deutsche Bank Securities Inc.
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
First Amendment to the 1999 General Agency Commission and Servicing Agreement effective July 1, 2003 between American Equity Investment Life Insurance Company and American Equity Investment Service Company††††††††
10.1-D
First Amendment to Second Restated and Amended General Agency Commission and Servicing Agreement effective December 29, 2004 between American Equity Investment Life Insurance Company and American Equity Investment Service Company
10.2	1996 Stock Option Plan*
10.3	Restated and Amended Stock Option and Warrant Agreement dated April 30, 1997 between American Equity Investment Life Holding Company and D.J. Noble*
10.4	Warrant to Purchase Common Stock dated May 12, 1997 issued to Sanders Morris Mundy Inc.*
10.5	Deferred Compensation Agreements between American Equity Investment Life Holding Company and
(a) James M. Gerlach dated June 6, 1996*
(b) Terry A. Reimer dated November 11, 1996*
(c) David S. Mulcahy dated December 31, 1997*
10.6	Forgivable Loan Agreement dated April 30, 2000 between American Equity Investment Life Holding Company and D.J. Noble††

10.7	2000 Employee Stock Option Plan††
10.8	2000 Director Stock Option Plan††
10.9	Coinsurance and Yearly Renewable Term Reinsurance Agreement dated January 1, 2001 between American Equity Investment Life Holding Company and Atlantic International Reinsurance Company LTD.††††
10.10	Coinsurance Agreement dated December 19, 2001 between American Equity Investment Life Holding Company and EquiTrust Life Insurance Company†††††
10.10-A	Coinsurance Agreement dated December 29, 2003 between American Equity Investment Life Holding Company and EquiTrust Life Insurance Company††††††††
10.10-B	First Amendment to Coinsurance Agreement dated December 29, 2003 between American Equity Investment Life Holding Company and EquiTrust Life Insurance Company†††††††††
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
10.13-A
First Amendment to 2003 Coinsurance and yearly Renewable Term Reinsurance Agreement dated September 30, 2003 between American Equity Investment Life Holding Company and Hannover Life Reassurance Company of America††††††††
10.14	Form of Change in Control Agreement between American Equity Investment Life Holding Company and each of John M. Matovina, Kevin R. Wingert, Debra J. Richardson and Wendy L. Carlson#
10.15	Form of Change in Control Agreement between American Equity Investment Life Holding Company and each James M. Gerlach and Terry A. Reimer#
10.16
First Amendment dated August 14, 2003 to Amended and Restated Credit Agreement dated December 30, 2002 among American Equity Investment Life Holding Company, West Des Moines State Bank, as co-agent, Fleet National Bank, documentation agent and U.S. National Association, as agent#
10.17
Second Amendment dated October 24, 2003 to Amended and Restated Credit Agreement dated December 30, 2002 among American Equity Investment Life Holding Company, West Des Moines State Bank, as co-agent, Fleet National Bank, as documentation agent and U.S. Bank National Association, as agent#
10.18
Third Amendment dated December 31, 2003, to Amended and Restated Credit Agreement dated December 30, 2002 among American Equity Investment Life Holding Company, West Des Moines State Bank, as co-agent, Fleet National Bank, as documentation agent and U.S. Bank National Association, as agent††††††††

10.19
Fourth Amendment dated June 30, 2004 to Amended and Restated Credit Agreement dated December 30, 2002 among American Equity Investment Life Holding Company, West Des Moines State Bank, as co-agent, Fleet National Bank, as documentation agent and U.S. Bank National Association, as agent†††††††††
10.20
Amended and Restated Credit Agreement dated September 22, 2004 among American Equity Investment Life Holding Company, West Des Moines State Bank, LaSalle Bank and U.S. Bank National Association††††††††††
21.1	Subsidiaries of American Equity Investment Life Holding Company††††††††
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

†††††
Incorporated by reference to Form 10-K for the period ended December 31, 2001

††††††  Incorporated by reference to Form 10-K for the period ended December 31, 2002

†††††††  Incorporated by reference to Form 10-Q for the period ended June 30, 2003

††††††††  Incorporated by reference to Form 10-K for the period ended December 31, 2003

†††††††††  Incorporated by reference to Form 10-Q for the period ended June 30, 2004

††††††††††  Incorporated by reference to Form 10-Q for the period ended September 30, 2004

#
Incorporated by reference to the Registration Statement on Form S-1 dated September 15, 2003, including all pre-effective amendments thereto

QuickLinks

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004 TABLE OF CONTENTS
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
  ITEM 9B. OTHER INFORMATION
  PART III
  PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY CONSOLIDATED BALANCE SHEETS (Continued) (Dollars in thousands, except per share data)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands, except per share data)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands)
Schedule I—Summary of Investments—Other Than Investments in Related Parties AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY December 31, 2004
Schedule II—Condensed Financial Information of Registrant AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY) Condensed Balance Sheets (Dollars in thousands)
Schedule II—Condensed Financial Information of Registrant (Continued) AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY) Condensed Statements of Income (Dollars in thousands)
Schedule II—Condensed Financial Information of Registrant (Continued) AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY) Condensed Statements of Cash Flows (Dollars in thousands)
Schedule II—Condensed Financial Information of Registrant (Continued) AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY) Condensed Statements of Cash Flows (Continued) (Dollars in thousands)
Schedule II—Condensed Financial Information of Registrant (Continued) AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY) Note to Condensed Financial Statements December 31, 2004
Schedule III—Supplementary Insurance Information AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
Schedule IV—Reinsurance AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY