Form 10-K/A
period 2004-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2005-03-28
CIK 1039828

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004
TABLE OF CONTENTS

PART I.
Item 1.	Business	3
Item 2.	Properties	14
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item 6.	Selected Consolidated Financial and Other Data	17
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 8.	Consolidated Financial Statements and Supplementary Data	43
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	43
Item 9A.	Controls and Procedures	43
Item 9B.	Other Information	46
PART III.
	The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2004.	47
PART IV.
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	47
SIGNATURES		48
Index to Consolidated Financial Statements and Schedules		F-1
Exhibit Index
Exhibit 23	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A is being filed with respect to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 14, 2005. This Amendment No. 1 includes "Management's Annual Report on Internal Control over Financial Reporting" required by Item 308(a) of Regulation S-K and the related "Attestation Report of our Independent Registered Public Accounting Firm" required by Item 308(b) of Regulation S-K. This Amendment No. 1 does not contain updates to reflect any events occurring after the original March 14, 2005 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission, as may be amended, for periods subsequent to the date of the original filing of the Annual Report on Form 10-K.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in the Company's internal control over financial reporting discussed below, the disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 based upon criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management determined a lack of formal documentation exists surrounding the Company's review of its deferred policy acquisition costs and deferred sales inducements, its unlocking analysis and the related assumptions and estimates used in connection with these items. In addition management concluded that the review of inputs into the models for estimating deferred policy acquisition costs and deferred sales inducements was inadequate. As a result, management has concluded that a material weakness exists and thus is not be able to conclude that its internal control over financial reporting was effective as of the end of the period covered by the Company's Annual Report on Form 10-K. However, this weakness in the Company's internal control over financial reporting did not result in any material misstatement of the Company's financial statements for 2004.

        Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders
American Equity Investment Life Holding Company

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that American Equity Investment Life Holding Company did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management's assessment as described below based on criteria established in Internal Control — Integrated Framework issued by the Committee of

Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Equity Investment Life Holding Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: In its assessment as of December 31, 2004, management identified as a material weakness that there was not an effective review of the inputs into the Company's models for estimating deferred policy acquisition costs and deferred sales inducements and the lack of formal documentation surrounding the Company's review of its deferred policy acquisition costs and deferred sales inducements, its unlocking analysis and the related assumptions and estimates used in connection with these items. As a result of this material weakness in internal control, during the fourth quarter of 2004 the Company recorded an adjustment to its deferred policy acquisition costs and deferred sales inducements assets as of December 31, 2004, and for the related amortization of deferred policy acquisition costs and interest credited to account balances. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 11, 2005, which expressed an unqualified opinion on those consolidated financial statements.

        In our opinion, management's assessment that American Equity Investment Life Holding Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, American Equity Investment Life Holding Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

                      /s/ Ernst & Young LLP

Des Moines, Iowa
March 23, 2005

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of March, 2005.

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

Schedule IV—Reinsurance

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2004:
Life insurance in force, at end of year	$2,500,878	$1,258	$125,443	$2,625,063	4.78%

Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$29,929	$7,467	$—	$22,462	—%
Traditional life and accident and health insurance premiums	13,399	52	1,768	15,115	11.70%

	$43,328	$7,519	$1,768	$37,577	4.71%

Year ended December 31, 2003:
Life insurance in force, at end of year	$2,580,812	$1,034	$141,817	$2,721,595	5.21%

Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$26,025	$5,573	$—	$20,452	—%
Traditional life and accident and health insurance premiums	11,941	156	1,901	13,686	13.89%

	$37,966	$5,729	$1,901	$34,138	5.57%

Year ended December 31, 2002:
Life insurance in force, at end of year	$2,084,417	$807	$133,745	$2,217,355	6.03%

Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$17,091	$1,715	$—	$15,376	—%
Traditional life and accident and health insurance premiums	10,421	362	3,605	13,664	26.38%

	$27,512	$2,077	$3,605	$29,040	12.41%

Item 15. Exhibits and Financial Statement Schedules.

(a)   Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation, including Articles of Amendment**++
3.2	Articles of Amendment to Articles of Incorporation filed on September 23, 2003#
3.3	Amended and Restated Bylaws†
4.1	Agreement dated December 4, 1997 between American Equity Investment Life Holding Company and Farm Bureau Life Insurance Company re Right of First Refusal*
4.2	Stockholders' Agreement dated April 30, 1997 among American Equity Investment Life Holding Company and stockholders*
4.3	Registration Rights Agreement dated April 30, 1997 between American Equity Investment Life Holding Company and stockholders*
4.4	Amended and Restated Declaration of Trust of American Equity Capital Trust I dated September 7, 1999†
4.5	Indenture dated September 7, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.6	Trust Preferred Securities Guarantee Agreement dated September 7, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.7	Trust Common Securities Guarantee Agreement dated September 7, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.8	Indenture dated October 29, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee)#
4.9	Trust Preferred Securities Guarantee Agreement dated October 29, 1999 between American Equity Investment Life Holding Company and West Des Moines, State Bank, as trustee#
4.10	Trust Common Securities Guarantee Agreement dated October 29, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.11	Indenture dated December 16, 2003, between American Equity Investment Life Holding Company and Wilmington Trust Company, as trustee††††††††
4.12	Guarantee Agreement dated December 16, 2003, between American Equity Investment Life Holding Company and Wilmington Trust Company, as trustee††††††††
4.13	Indenture dated April 29, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee††††††††††
4.14	Guarantee Agreement dated April 29, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee††††††††††
4.15	Indenture dated September 14, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee††††††††††
4.16	Guarantee Agreement dated September 14, 2004, between American Equity Investment Life Holding Company and JP Morgan chase Bank, as trustee††††††††††

4.17	Indenture dated December 22, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee##
4.18	Guarantee Agreement dated December 22, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee##
4.19	Indenture dated December 6, 2004 between American Equity Investment Life Holding Company and US Bank, as trustee.##
4.20
Registration Rights Agreement dated as of December 6, 2004 by and among American Equity Investment Life Holding Company, Deutsche Bank Securities Inc., Raymond James & Associates, Inc., and Advest, Inc.##
4.21	First Supplemental Indenture dated December 30, 2004 between American Equity Investment Life Holding Company and US Bank, as trustee.##
4.22	Registration Rights Agreement dated as of December 30, 2004 between American Equity Investment Life Holding Company and Deutsche Bank Securities Inc.##
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
First Amendment to Second Restated and Amended General Agency Commission and Servicing Agreement effective December 29, 2004 between American Equity Investment Life Insurance Company and American Equity Investment Service Company##
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

##
Previously filed with the original Form 10-K for the period ended December 31, 2004

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