Form 10-Q
period 2005-03-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2005-05-13
CIK 1039828

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes   ☒     No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒     No   ☐

APPLICABLE TO CORPORATE ISSUERS:

Shares of common stock outstanding at April 30, 2005:  38,375,157

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	March 31, 2005	December 31, 2004
		(Restated)
Assets
Investments:
Fixed maturity securities:
Available for sale, at market (amortized cost: 2005 - $3,099,564; 2004 - $2,769,804)	$3,035,187	$2,705,323
Held for investment, at amortized cost (market: 2005 - $4,101,879; 2004 - $4,005,775)	4,223,362	4,098,493
Equity securities, available for sale, at market (cost: 2005 - $36,755; 2004 - $38,838)	35,313	38,303
Mortgage loans on real estate	1,070,532	959,779
Derivative instruments	122,100	148,006
Policy loans	365	362
Total investments	8,486,859	7,950,266
Cash and cash equivalents	30,804	66,542
Coinsurance deposits—related party	2,035,945	2,068,700
Accrued investment income	54,606	44,871
Deferred policy acquisition costs	774,130	713,021
Deferred sales inducements	190,794	159,467
Deferred income tax asset	64,591	56,142
Other assets	25,248	28,279

Total assets	$11,662,977	$11,087,288

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

(Unaudited)

	March 31, 2005	December 31, 2004
		(Restated)
Liabilities and Stockholders’ Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$65,330	$62,073
Annuity and single premium universal life products	10,242,840	9,745,896
Other policy funds and contract claims	101,478	94,410
Other amounts due to related parties	28,865	31,955
Notes payable	282,409	283,375
Subordinated debentures	173,607	173,576
Amounts due under repurchase agreements	273,871	264,875
Federal income taxes payable	14,388	8,554
Other liabilities	162,905	117,031
Total liabilities	11,345,693	10,781,745

Stockholders’ equity:
Common Stock, par value $1 per share, 75,000,000 shares authorized; issued and outstanding: 2005 – 38,375,157 shares; 2004 – 38,360,343 shares	38,375	38,360
Additional paid-in capital	215,891	215,793
Accumulated other comprehensive loss	(20,169)	(19,269)
Retained earnings	83,187	70,659
Total stockholders’ equity	317,284	305,543
Total liabilities and stockholders’ equity	$11,662,977	$11,087,288

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
		(Restated)
Revenues:
Traditional life and accident and health insurance premiums	$3,756	$4,386
Annuity and single premium universal life product charges	6,262	4,971
Net investment income	124,834	98,589
Realized gains on investments	232	379
Change in fair value of derivatives	(35,990)	5,815
Total revenues	99,094	114,140

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	3,632	3,075
Interest credited to account balances	61,482	85,081
Change in fair value of embedded derivatives	(18,591)	(16,376)
Interest expense on notes payable	4,139	505
Interest expense on subordinated debentures	3,046	2,118
Interest expense on amounts due under repurchase agreements	1,428	315
Amortization of deferred policy acquisition costs	16,666	14,966
Other operating costs and expenses	8,145	8,570
Total benefits and expenses	79,947	98,254
Income before income taxes and minority interest	19,147	15,886
Income tax expense	6,619	21,926
Income (loss) before minority interest	12,528	(6,040)
Minority interest	—	(326)
Net income (loss)	$12,528	$(5,714)

Earnings (loss) per common share	$0.33	$(0.15)
Earnings (loss) per common share - assuming dilution	$0.29	$(0.15)

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	(Restated)
Balance at January 1, 2004	$625	$35,294	$208,436	$(22,742)	$42,103	$263,716
Comprehensive income:
Net loss for period	—	—	—	—	(5,714)	(5,714)
Change in net unrealized investment gains/losses	—	—	—	18,039	—	18,039
Total comprehensive income						12,325
Issuance of 805,000 shares of common stock less issuance expenses of $507	—	805	5,933	—	—	6,738
Balance at March 31, 2004	$625	$36,099	$214,369	$(4,703)	$36,389	$282,779

Balance at January 1, 2005, as previously reported	$—	$38,360	$215,793	$(19,269)	$86,620	$321,504
Adjustment for the cumulative effect on prior years of applying retroactively the new method of accounting for a variable interest entity	—	—	—	—	(15,961)	(15,961)
Balance at January 1, 2005, as restated	—	38,360	215,793	(19,269)	70,659	305,543
Comprehensive income:
Net income for period	—	—	—	—	12,528	12,528
Change in net unrealized investment gains/losses	—	—	—	(900)	—	(900)
Total comprehensive income						11,628
Conversion of $120 of subordinated debentures	—	15	98	—	—	113
Balance at March 31, 2005	$—	$38,375	$215,891	$(20,169)	$83,187	$317,284

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
		(Restated)
Operating activities
Net income (loss)	$12,528	$(5,714)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	61,482	85,081
Annuity and single premium universal life product charges	(6,262)	(4,971)
Change in fair value of embedded derivatives	(18,591)	(16,376)
Increase in traditional life and accident and health insurance reserves	3,257	2,928
Policy acquisition costs deferred	(78,635)	(29,522)
Amortization of deferred policy acquisition costs	16,666	14,966
Provision for depreciation and other amortization	449	356
Amortization of discount and premiums on fixed maturity securities	(48,159)	(29,480)
Realized gains on investments	(232)	(379)
Change in fair value of derivatives	35,990	(5,815)
Deferred income taxes	(7,965)	10,213
Changes in other operating assets and liabilities:
Accrued investment income	(9,735)	(3,327)
Federal income taxes recoverable/payable	5,834	11,713
Other policy funds and contract claims	7,068	8,855
Other amounts due to related parties	5,300	6,477
Other liabilities	19,699	22,426
Other	(258)	(498)
Net cash provided by (used in) operating activities	(1,564)	66,933

Investing Activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	118,249	848,565
Fixed maturity securities - held for investment	723,072	232,769
Equity securities, available for sale	7,166	16,066
Mortgage loans on real estate	22,870	9,612
Derivative instruments	13,276	31,640
	884,633	1,138,652
Acquisition of investments:
Fixed maturity securities - available for sale	(430,822)	(339,815)
Fixed maturity securities - held for investment	(786,971)	(609,066)
Equity securities, available for sale	(5,025)	(16,537)
Mortgage loans on real estate	(133,623)	(44,600)
Derivative instruments	(32,096)	(20,284)
Policy loans	(3)	—
	(1,388,540)	(1,030,302)

Purchases of property, furniture and equipment	(291)	(2,238)
Net cash provided by (used in) investing activities	(504,198)	106,112

	Three Months Ended March 31,
	2005	2004
		(Restated)
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$676,286	$366,869
Coinsurance deposits-related parties	(1,792)	(71,594)
Return of annuity and single premium universal life policyholder account balances	(212,344)	(141,620)
Financing fees incurred and deferred	(156)	—
Repayments of notes payable	(966)	(2,757)
Increase (decrease) in amounts due under repurchase agreements	8,996	(108,790)
Net proceeds from issuance of common stock	—	6,738
Net cash provided by financing activities	470,024	48,846
Increase (decrease) in cash and cash equivalents	(35,738)	221,891

Cash and cash equivalents at beginning of period	66,542	33,752
Cash and cash equivalents at end of period	$30,804	$255,643

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on notes payable and repurchase agreements	$2,292	$1,691
Interest on subordinated debentures	2,834	1,988
Income taxes	8,750	—

Non-cash financing and investing activities:
Premium and interest bonuses deferred as sales inducements	33,787	9,739
Conversion of subordinated debentures	113	—

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

1. Significant Accounting Policies

Consolidation, Basis of Presentation and Restatement

The accompanying unaudited consolidated financial statements of American Equity Investment Life Holding Company  (the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by GAAP for complete financial statements.  The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited financial statements.  Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

In the first quarter of 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FIN 46(R)-5 (“FSP FIN 46(R)-5”), “Implicit Variable Interests under FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities.”  The Company has an implicit variable interest in American Equity Investment Service Company (“Service Company”) and as a result, under FSP FIN 46(R)-5, the Company must consolidate the Service Company.  As permitted by the FSP, the Company has applied FSP FIN 46(R)-5 retroactive to January 1, 2003, the date of the Company’s original adoption of FIN 46, and, accordingly, the financial statements for the three months ended March 31, 2004 and the balance sheet as of December 31, 2004 presented herein have been restated.  There was no cumulative effect on January 1, 2003 due to the adoption of FSP FIN 46(R)-5.  All intercompany transactions between the Company and the Service Company have been eliminated retroactively to January 1, 2003.

The effect on net income for the three months ended March 31, 2005 due to the consolidation of the Service Company is immaterial.  Previously reported net income, earnings per common share and earning per common share - assuming dilution for the three months ended March 31, 2004 decreased by $16.1 million, $0.43 and $0.40, respectively, due to the consolidation of the Service Company’s operations.  Prior to January 1, 2004, the Service Company was taxed as a Subchapter S Corporation.  Effective January 1, 2004, the Service Company revoked its Subchapter S election, which required the recognition of a deferred income tax liability on basis differences that existed at that date, all of which is reflected in income tax expense for the three months ended March 31, 2004.  The increase in income tax expense for the three months ended March 31, 2004 was approximately $16.3 million and is the principal reconciling item between the amount computed at the applicable statutory federal income tax rate (35%) and the amount reported in the consolidated statement of operations.  The primary impact on the restated consolidated balance sheet as of December 31, 2004 was a reduction of the deferred income tax asset, receivables from related parties, amounts due to related party under General Agency Commission and Service Agreement, and retained earnings of $14.4 million, $16.6 million, $35.8 million and $16.0 million, respectively, and an increase in notes payable of $23.4 million. For further information on the variable interest entity, see note 2 to our unaudited consolidated financial statements.

Reclassifications

Certain amounts in the unaudited consolidated financial statements for the period ended March 31, 2004 have been reclassified to conform to the financial statement presentation for March 31, 2005 and December 31, 2004.

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

	2005	2004
Risk-free interest rate	3.85%	1.46%
Dividend yield	0%	0%
Weighted-average expected life	10 years	10 years
Expected volatility	17.8%	31.2%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma net earnings and earnings per common share were as follows (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income (loss), as reported – numerator for earnings per common share	$12,528	$(5,714)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(430)	(121)
Net income (loss), pro forma – numerator for earnings (loss) per common share, pro forma	12,098	(5,835)
Interest on convertible subordinated debentures (net of income tax benefit)	301	337
Numerator for earnings (loss) per common share - assuming dilution, pro forma	$12,399	$(5,498)

Earnings (loss) per common share, as reported	$0.33	$(0.15)
Earnings (loss) per common share, pro forma	$0.32	$(0.15)
Earnings (loss) per common share - assuming dilution, as reported	$0.29	$(0.15)
Earnings (loss) per common share - assuming dilution, pro forma	$0.28	$(0.15)

Pending Accounting Changes

In March 2004, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1).  EITF 03-1 provides guidance regarding the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and to equity securities accounted for under the cost method.  Included in EITF 03-1 is guidance on how to account for impairments that are solely due to interest rate changes, including changes resulting from increases in sector credit spreads.  This guidance was to become effective for reporting periods beginning after June 15, 2004.  However, on September 30, 2004, the FASB issued a Staff Position that delays the effective date for the recognition and measurement guidance of EITF 03-1 until additional clarifying guidance is issued.  The issuance of this guidance was delayed during the fourth quarter of 2004, with additional discussion of this issue by the FASB planned for 2005.  We are not able to assess the impact of the adoption of EITF 03-1 until final guidance is issued.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires expensing stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock or showing pro forma disclosure only.  SFAS 123R is effective for the Company as of January 1, 2006 and will apply to all awards granted, modified, cancelled or purchased after that date as well as the unvested portion of prior awards.  The Company will adopt SFAS 123R as of the effective date and does not believe it will have a material effect on the financial statements.

2.  Variable Interest Entity

The Company has a General Agency Commission and Servicing Agreement with the Service Company, which is wholly-owned by the Company's Chairman, whereby the Service Company acts as a national supervisory agent with responsibility for paying commissions to agents of the Company.  This Agreement is more fully described in note 8 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.  As described in note 1, the Company has an implicit variable interest in the Service Company and is required to include the Service Company in its consolidated financial statements.  The Service Company was consolidated in the first quarter of 2005, retroactive to January 1, 2003.  Cash and cash equivalents at March 31, 2005 and December 31, 2004 include $2.5 million of restricted cash under terms of a credit agreement between the Service Company and a third party.  The Company's Chairman has guaranteed indebtedness of the Service Company to the third party under this credit agreement with a principal balance of $19.4 million and $20.4 million at March 31, 2005 and December 31, 2004, respectively.

3. Earnings Per Share

The following table sets forth the computation of earnings (loss) per common share and earnings (loss) per common share - assuming dilution:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) - numerator for earnings per common share	$12,528	$(5,714)
Interest on convertible subordinated debentures (net of income tax benefit)	301	337
Numerator for earnings (loss) per common share - assuming dilution	$12,829	$(5,377)

Denominator:
Weighted average common shares outstanding	38,372,359	36,037,112
Participating preferred stock	—	1,875,000
Denominator for earnings (loss) per common share	38,372,359	37,912,112

Effect of dilutive securities:
Convertible subordinated debentures	2,860,778	—
Stock options and management subscription rights	1,596,597	—
Deferred compensation agreements	835,268	—
Denominator for earnings (loss) per common share - assuming dilution	43,665,002	37,912,112

Earnings (loss) per common share	$0.33	$(0.15)

Earnings (loss) per common share - assuming dilution	$0.29	$(0.15)

There were no dilutive securities during the three months ended March 31, 2004 because of the net loss realized by the Company during that period.

4. Contingencies

Assessments are, from time to time, levied on the Company by life and health guaranty associations in most states in which the Company is licensed to cover losses to policyholders of insolvent or rehabilitated companies.  The Company has a reserve established for future assessments related to the insolvency of London Pacific Life and Annuity Company  of $1.1 million at March 31, 2005.  The Company believes the reserve for guaranty fund assessments is sufficient to provide for future assessments based upon known insolvencies.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF OPERATIONS

Management’s discussion and analysis reviews our consolidated financial position at March 31, 2005, and the consolidated results of operations for the three month periods ended March 31, 2005 and 2004, and where appropriate, factors that may affect future financial performance.  This analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

Three Months Ended March 31, 2005 and 2004

Annuity deposits by product type collected during the three months ended March 31, 2005 and 2004, were as follows:

	Three months ended March 31,
Product Type	2005	2004
	(Dollars in thousands)
Index annuities:
Index strategies	$418,677	$209,797
Fixed strategy	201,585	61,459
	620,262	271,256

Fixed rate annuities:
Single-year rate guaranteed	52,116	88,765
Multi-year rate guaranteed	3,908	6,848
	56,024	95,613
Total before coinsurance ceded	$676,286	$366,869
Coinsurance ceded	1,792	71,594
Net after coinsurance ceded	$674,494	$295,275

For information related to our coinsurance agreements, see note 5 to our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Gross annuity deposits for the first quarter of 2005 increased 84% compared to the same period in 2004 resulting from increased marketing efforts following the completion of our initial public offering (“IPO”).  The gross annuity deposits for the first quarter of 2005 are benefitting from the marketing efforts that occurred throughout 2004.

Net annuity deposits after coinsurance ceded increased 128% during the first quarter of 2005 compared to the same period in 2004 because we suspended our coinsurance agreement with EquiTrust Life Insurance Company (“EquiTrust”), a subsidiary of FBL Financial Group, Inc., effective August 1, 2004.  During the first quarter of 2004, the amount ceded under the coinsurance agreement with EquiTrust was 20%.

Net income was $12.5 million for the first quarter of 2005 compared to a restated net loss of $5.7 million for the same period in 2004.  As discussed in notes 1 and 2 to our unaudited consolidated financial statements, we adopted FSP FIN 46(R)-5 in the first quarter of 2005 with respect to an implicit variable interest we have in a related party and, as permitted by the FSP, applied it retroactively to January 1, 2003, the date of our original adoption of FIN 46.  Accordingly, the financial statements for the three months ended March 31, 2004 have been restated.  The adoption of FSP FIN 46(R)-5 did not have a material effect on net income for the three months ended March 31, 2005.  The principal difference between net income of $10.4 million as previously reported for the three months ended March 31, 2004 and the restated amount was the recognition of a deferred income tax liability that arose from a change in the federal income tax status of the related party entity in that period.  Income tax expense as previously reported was $16.3 million less than the restated amount.

The increase in net income attributable to factors other than income taxes is principally due to growth in the volume of business in force and an increase in the investment spread earned on our annuity liabilities.  Our net annuity liabilities (after coinsurance ceded) increased from $6.46 billion at March 31, 2004 to $7.94 billion at March 31, 2005.  As set forth in a table following, we increased our aggregate investment spread to 2.52% for the three months ended March 31, 2005 compared to 2.30% for the same period in 2004.  The increase in net income also benefitted from the spread earned on the investment of the net proceeds from the issuance of $260.0 million of convertible senior debt during December 2004.  Net income in each period was also impacted by the application of SFAS No. 133 to our index annuity business which we estimate decreased net income for the three months ended March 31, 2005 by $1.0 million compared to an increase of $0.9 million for the same period in 2004.

Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) increased 25% to $6.3 million for the first quarter of 2005, compared to $5.0 million for the same period in 2004.  The increase in  surrender charges collected during the first quarter of 2005 compared to the same period in 2004 was principally due to a higher amount of surrenders subject to surrender charges in 2005.  Withdrawals from annuity and single premium universal life policies subject to surrender charges were $43.2 million and $30.9 million for the three months ended March 31, 2005 and 2004, respectively.

Net investment income increased 27% to $124.8 million in the first quarter of 2005, compared to $98.6 million for the same period in 2004.  This increase is principally attributable to the growth in our annuity business and a corresponding increase in our invested assets, offset by a decrease in the average yield earned on investments.  Invested assets (on an amortized cost basis) increased 28% to $8.4 billion at March 31, 2005 compared to $6.6 billion at March 31, 2004, while the  average yield earned on average invested assets was 6.22% and 6.33% for the three months ended March 31, 2005 and 2004, respectively.  The decline in the yield earned on average invested assets is attributable to a general decline in interest rates and the reinvestment of net redemption proceeds from called securities at lower yields.  See Quantitative and Qualitative Disclosures About Market Risk.

Realized gains on investments were $0.2 million in the first quarter of 2005 compared to $0.4 million for the same period in 2004.  Realized gains and losses on investments fluctuate from period to period due to changes in the interest rate and economic environment and the timing of the sale of investments.  Realized gains and losses on investments include gains and losses on the sale of securities as well as losses recognized when the fair value of a security is written down in recognition of an “other than temporary” impairment.

The components of realized gains on investments for the three months ended March 31, 2005 and 2004 are set forth as follows:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$261	$8,026
Gross realized losses	(62)	(137)
Writedowns (other than temporary impairments)	—	(7,639)
	199	250
Equity securities	33	129
	$232	$379

See “Financial Condition - Investments” for additional discussion of write downs of the fair value of securities for “other than temporary” impairments.

Change in fair value of derivatives (call options purchased to fund annual index credits on index annuities) was a decrease of $36.0 million in the first quarter of 2005, compared to an increase of $5.8 million for the same period in 2004.  The components of the change in fair value of derivatives are summarized as follows:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Change in fair value of derivatives:
Proceeds received at expiration	$8,743	$30,650
Cost of money for index annuities	(22,286)	(10,901)
Change in difference between fair value and remaining option cost at beginning and end of period	(22,447)	(13,934)
	$(35,990)	$5,815

The difference between the change in fair value of derivatives between the periods is primarily due the performance of the indices upon which our options are based.  A substantial portion of our options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices.  The range of index appreciation for options expiring during the three months ended March 31, 2005 and 2004 is as follows:

Three Months Ended March 31,
	2005	2004
S&P 500 Index
Point-to-point strategy	1.71%-7.62%	22.54%-40.21%
Monthly average strategy	0.00%-4.82%	6.79%-29.17%
Lehman Brothers U.S. Aggregate and U.S. Treasury indices	1.19%-4.39%	2.94% - 5.40%

Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the index annuity policies (participation rates and caps) which allow us to manage the cost of the options purchased to fund the annual index credits.

The change in fair value of derivatives is also influenced by the aggregate cost of options purchased.  The aggregate cost of options has increased primarily due to an increased amount of index annuities in force.  The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices, market volatility which affects option pricing and the policy terms and historical experience which affects the strikes and caps of the options we purchase.  See Critical Accounting Policies—Derivatives Instruments—Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Interest credited to account balances decreased 28% to $61.5 million in the first quarter of 2005, compared to $85.1 million for the same period in 2004.  This decrease was principally attributable to index credits on index policies which decreased to $9.4 million during the first quarter of 2005 from $36.6 million during the same period in 2004 as a result of decreases in the appreciation of the underlying indices (see discussion above under change in fair value of derivatives).  A decrease in average crediting rates also contributed to the overall decrease, which we implemented in connection with our spread management process, of 33 basis points from March 31, 2004 to March 31, 2005.  The decrease was  offset by an increase in the average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) during the first quarter of 2005 of 23% to $7.94 billion from $6.46 billion during the same period in 2004 and an increase in amortization of deferred sales inducements.

Our investment spread is summarized as follows:

	Three Months Ended March 31,
	2005	2004
Average yield on investment assets	6.22%	6.33%
Cost of money:
Aggregate	3.70%	4.03%
Average net cost of money for index annuities	3.32%	3.43%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.34%	3.53%
Multi-year rate guaranteed	5.49%	5.64%

Investment spread:
Aggregate	2.52%	2.30%
Index annuities	2.90%	2.90%
Fixed rate annuities:
Annually adjustable	2.88%	2.80%
Multi-year rate guaranteed	0.73%	0.69%

The average crediting rate and investment spread are computed without the impact of amortization of deferred sales inducements.  With respect to our index annuities, index costs represent the expenses we incur to fund the annual income credits and minimum guaranteed interest credited on the index business.  Gains realized on such options are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances.

A component of interest credited to account balances is the amortization of deferred sales inducements.  The amortization of deferred sales inducements was $2.9 million and $2.0 million for the three months ended March 31, 2005 and 2004, respectively.  The increase in amortization during the first quarter of 2005 compared to the same period in 2004 was principally attributable to growth in the sales of our premium and interest bonus products.  The application of SFAS No. 133 to the amortization of deferred sales inducements resulted in a $0.4 million decrease in amortization during the first quarter of 2005 and an increase in amortization of $0.1 million for the same period in 2004.  Bonus products made up 69.7% and 65.5% of our total annuity deposits during the three months ended March 31, 2005 and 2004, respectively.  See  Critical Accounting Policies—Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Change in fair value of embedded derivatives was a decrease of $18.6 million in the first quarter of 2005 compared to a decrease of $16.4 million for the first quarter of 2004.  The change in the amount of expense recognized during the first quarter of 2005 and 2004 primarily resulted from the decrease in expected index credits on the next policy anniversary dates, which are related to the change in the fair value of the options acquired to fund these index credits discussed above in the “Change in fair value of derivatives”.  In addition, the host value of the index reserve liabilities increased primarily as a result of increases in index annuity premium deposits.  See Critical Accounting Policies - Derivative Instruments - Index Products included in Management’s Discussion included  in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Interest expense on notes payable increased  to $4.1 million in the first quarter of 2005 compared to $0.5 million for the same period in 2004.  This increase was primarily due to the issuance of $260.0 million of convertible senior notes at a fixed rate of 5.25% per annum during December 2004.  See note 7 to our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Interest expense on subordinated debentures increased to $3.0 million in the first quarter of 2005 compared to $2.1 million for the same period in 2004.  This increase was due to the issuance of additional floating rate subordinated debentures during 2004 of $59.3 million.  The amount of subordinated debentures outstanding at March 31, 2004 was $116.6 million compared to $173.6 million at March 31, 2005.  See Financial Condition—Liabilities included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Interest expense on amounts due under repurchase agreements increased to $1.4 million in the first quarter of 2005 compared to $0.3 million to for the same period in 2004.  This increase is principally due to increases in the borrowings outstanding which averaged $211.6 million and $99.2 million for the first quarter 2005 and 2004, respectively and changes in the weighted average interest rates on amounts borrowed which were 2.74% and 1.27%, respectively.

Amortization of deferred policy acquisition costs increased 11% to $16.7 million in the first quarter of 2005, compared to $15.0 million for the same period in 2004.  This increase is primarily due to additional annuity deposits as discussed  above.  The application of SFAS No. 133 resulted in a $1.8 million decrease in amortization in the first quarter of 2005  and an increase in amortization of $1.0 million in the first quarter of 2004.

Other operating costs and expenses decreased 5% to $8.1 million in the first quarter of 2005, compared to $8.6 million for the same period in 2004.  The decrease during the first quarter of 2005 compared to the same period in 2004 was principally attributable to a decrease in marketing expenses of $0.6 million offset by an increase in salaries of $0.2 million.

Income tax expense decreased 70% to $6.6 million in the first quarter of 2005, compared to $21.9 million for the same period in 2004.  Income tax expense for the first quarter of 2004 was increased by $16.3 million due to the consolidation of a variable interest entity under FIN 46.  (See note 1 to our unaudited consolidated financial statements.) Excluding the impact of this item, income tax expense would have increased by $1.0 million principally due to an increase in pretax income.

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

Investments increased to $8.49 billion at March 31, 2005 compared to $7.95 billion at December 31, 2004 as a result of the growth in our annuity business discussed above.  At March 31, 2005, the fair value of our available for sale fixed maturity and equity securities was $64.8 million less than the amortized cost of those investments, compared to $65.0  million at December 31, 2004.  At March 31, 2005, the amortized cost of our fixed maturity securities held for investment exceeded the market value by $121.5 million, compared to $92.7 million at December 31, 2004.  The increase in the net unrealized investment losses at March 31, 2005 compared to December 31, 2004 is principally related to an increase in invested assets and an increase in market interest rates.

The composition of our investment portfolio is summarized as follows:

	March 31, 2005		December 31, 2004
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government and agencies	$6,107,579	72.1%	$5,730,894	72.1%
Public utilities	44,254	0.5%	44,849	0.6%
Corporate securities	419,851	4.9%	338,407	4.3%
Redeemable preferred stocks	45,761	0.5%	35,369	0.4%
Mortgage and asset-backed securities:
Government	249,005	2.9%	257,004	3.2%
Non-government	392,099	4.6%	397,293	5.0%
Total fixed maturity securities	7,258,549	85.5%	6,803,816	85.6%
Equity securities	35,313	0.4%	38,303	0.5%
Mortgage loans on real estate	1,070,532	12.7%	959,779	12.0%
Derivative instruments	122,100	1.4%	148,006	1.9%
Policy loans	365	—	362	—
Total investments	$8,486,859	100.0%	$7,950,266	100.0%

At March 31, 2005 and December 31, 2004, the amortized cost and estimated fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
March 31, 2005
Fixed maturity securities:
Available for sale:
United States Government and agencies	40	$1,972,338	$(59,537)	$1,912,801
Public utilities	1	8,946	(107)	8,839
Corporate securities	26	159,385	(9,315)	150,070
Redeemable preferred stocks	9	33,183	(1,981)	31,202
Mortgage and asset-backed securities:
United States Government and agencies	3	6,625	(150)	6,475
Non-government	11	231,153	(12,757)	218,396
	90	$2,411,630	$(83,847)	$2,327,783

Held for investment:
United States Government and agencies	63	$3,699,035	$(121,723)	$3,577,312
	63	$3,699,035	$(121,723)	$3,577,312

Equity securities, available for sale:
Non-redeemable preferred stocks	7	$20,290	$(1,109)	$19,181
Common stocks	3	5,020	(805)	4,215
	10	$25,310	$(1,914)	$23,396
December 31, 2004
Fixed maturity securities:
Available for sale:
United States Government and agencies	32	$1,705,737	$(58,759)	$1,646,978
Corporate securities	11	65,488	(6,916)	58,572
Redeemable preferred stocks	4	20,000	(584)	19,416
Mortgage and asset-backed securities:
United States Government and agencies	2	5,873	(72)	5,801
Non-government	12	278,393	(15,279)	263,114
	61	$2,075,491	$(81,610)	$1,993,881

Held for investment:
United States Government and agencies	56	$3,213,468	$(94,958)	$3,118,510
	56	$3,213,468	$(94,958)	$3,118,510

Equity securities, available for sale:
Non-redeemable preferred stocks	3	$14,784	$(294)	$14,490
Common stocks	3	2,945	(572)	2,373
	6	$17,729	$(866)	$16,863

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2005 and December 31, 2004, by contractual maturity, that were in an unrealized loss position are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of our mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	March 31, 2005				December 31, 2004
	Available-for-sale		Held for investment		Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one year through five years	$6,188	$5,829	$119,460	$119,445	$5	$5	$—	$—
Due after five years through ten years	244,289	229,461	—	—	224,858	213,750	—	—
Due after ten years through twenty years	896,307	868,390	297,043	294,491	681,795	653,505	745,904	740,631
Due after twenty years	1,027,068	999,232	3,282,532	3,163,376	884,567	857,706	2,467,564	2,377,879
	2,173,852	2,102,912	3,699,035	3,577,312	1,791,225	1,724,966	3,213,468	3,118,510

Mortgage-backed and asset-backed securities	237,778	224,871	—	—	284,266	268,915	—	—
	$2,411,630	$2,327,783	$3,699,035	$3,577,312	$2,075,491	$1,993,881	$3,213,468	$3,118,510

The table below presents our fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations.

		March 31, 2005		December 31, 2004
NAIC Designation	Rating Agency Equivalent	Carrying Amount	Percent	Carrying Amount	Percent
		(Dollars in thousands)
1	Aaa/Aa/A	$6,987,813	96.3%	$6,585,322	96.8%
2	Baa	209,929	2.9%	162,298	2.4%
3	Ba	26,816	0.3%	20,555	0.3%
4	B	13,109	0.2%	14,124	0.2%
5	Caa and lower	13,559	0.2%	13,298	0.2%
6	In or near default	7,323	0.1%	8,219	0.1%
	Total fixed maturities	$7,258,549	100.0%	$6,803,816	100.0%

At March 31, 2005 and December 31, 2004, the fair value of investments we owned that were non-investment grade or not rated was $60.8 million and $63.9 million, respectively.  Non-investment grade or not rated securities represented 0.8% and 1.0% at March 31, 2005 and December 31, 2004, respectively, of the fair value of our fixed maturity securities.  The unrealized losses on investments we owned that were non-investment grade or not rated at March 31, 2005 and December 31, 2004, were $10.8 million and $10.2 million, respectively.  The unrealized losses on such securities at March 31, 2005 and December 31, 2004 represented 5.2% and 5.7%, respectively, of gross unrealized losses on fixed maturity securities.

At March 31, 2005, we identified certain invested assets which have characteristics (i.e. significant unrealized losses compared to book value and industry trends) creating uncertainty as to our future assessment of other than temporary impairments.  This list is referred to as our watch list.  We have excluded from this list securities with unrealized losses which are related to market movements in interest rates.

At March 31, 2005, the amortized cost and estimated fair value of each fixed maturity security on the watch list are as follows:

Issuer	Amortized Cost	Unrealized Losses	Estimated Fair Value	Maturity Date	Months Below Amortized Cost
	(Dollars in thousands)
Land O’ Lakes Capital Securities 144A	$8,073	$(2,393)	$5,680	03/15/2028	51
Continental Airlines 2001-001-B	7,839	(1,134)	6,705	06/15/2017	31
Northwest Airlines Pass Thru Certificates 1999-1 Class C	7,901	(3,177)	4,724	08/01/2015	48
Pegasus Aviation 1999-1A C1	5,720	(3,045)	2,675	03/25/2029	43
	$29,533	$(9,749)	$19,784

We have reviewed these investments and concluded that there was no other than temporary impairment on these investment at March 31, 2005.  The factors that we considered in making this determination included the financial condition and near-term prospects of the issuer, whether the issuer is current on all payments and all contractual payments have been made, our intent and ability to hold the investment to allow for any anticipated recovery and the length of time and extent to which the fair value has been less than cost.

Our analysis of these securities and their credit performance at March 31, 2005 is as follows:

Land O’ Lakes is a national, farmer-owned food and agricultural cooperative.  We determined that an other than temporary impairment charge was not necessary for the following reasons: (i) Land O’ Lakes operates in a cyclical industry and had successfully managed through previous cyclical lows; (ii) we calculated that Land O’ Lakes had an EBITDA to interest coverage of 4.5 times for bank debt and determined that Land O’ Lakes had adequate liquidity; (iii) Land O’ Lakes has reduced the demand on liquidity; and (iv) further improvements are expected in the future.

Continental Airlines Pass Thru Certificates 2001-001 Class B are backed by the general credit of Continental Airlines as well as the collateral from a pool of airplanes.  We determined that an other than temporary impairment charge was not necessary as even if Continental Airlines were to declare bankruptcy, the chance of full recovery on this security was high due to the excess collateral coverage supplied by the aircraft collateral.

Northwest Airlines Pass Thru Certificates 1999-1 Class C are backed by the general credit of Northwest Airlines as well as the collateral from a pool of airplanes.  We determined that an other than temporary impairment charge was not necessary for the following reasons: (i) we calculated Northwest to have unrestricted cash at December 31, 2004 of approximately $2.5 billion; (ii) even if Northwest declared bankruptcy, these bonds would have remained current for at least 18 months due to a liquidity coverage feature and the bonds could remain current after 18 months if Northwest affirmed the leases on the planes in the collateral pool in the unlikely event of a bankruptcy; and (iii) future labor cost savings are anticipated.

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

There were no writedowns on any investments during the three months ended March 31, 2005 due to other than temporary impairments.  We took a writedown on an investment that we concluded did have an other than temporary impairment during the three months ended March 31, 2004 of $7.6 million.  Following is a discussion of the writedown we took during the three months ended March 31, 2004.

Oakwood Mortgage 2000-C Class M1 is backed by installment sales contracts secured by manufactured homes and liens on real estate.  We wrote this security down by $7.6 million in the first quarter of 2004 due to an increase in default rates and realized losses above expected levels along with a downgrade to below investment grade on March 8, 2004.

In making the decisions to writedown the security described above, we considered whether the factors leading to this writedown impacted any other securities held in our portfolio.  In cases where we determined that a decline in value was related to an industry-wide concern, we considered the impact of such concern on all securities we held within that industry classification.

There were no sales of securities during the three months ended March 31, 2005 and 2004 that resulted in a material loss.

At March 31, 2005 and December 31, 2004, we held $1.07 billion and $0.96 billion, respectively, of mortgage loans with commitments outstanding of $76.0 million at March 31, 2005.  These mortgage loans are diversified as to property type, location, and loan size, and are collateralized by the related properties.  Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type.

As of March 31, 2005, there were no delinquencies in our mortgage portfolio.  The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	March 31, 2005		December 31, 2004
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$201,430	18.9%	$196,805	20.5%
Middle Atlantic	74,084	6.9%	80,098	8.3%
Mountain	158,746	14.8%	148,608	15.5%
New England	50,320	4.7%	50,624	5.3%
Pacific	92,321	8.6%	84,860	8.8%
South Atlantic	190,684	17.8%	166,606	17.4%
West North Central	217,906	20.4%	165,041	17.2%
West South Central	85,041	7.9%	67,137	7.0%
Total mortgage loans	$1,070,532	100.0%	$959,779	100.0%

	March 31, 2005		December 31, 2004
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Property type distribution
Office	$309,958	28.9%	$296,995	30.9%
Medical Office	63,538	5.9%	65,396	6.8%
Retail	260,835	24.4%	218,133	22.7%
Industrial/Warehouse	260,824	24.4%	236,835	24.7%
Hotel	34,672	3.2%	25,652	2.7%
Apartment	65,205	6.1%	44,984	4.7%
Mixed use/other	75,500	7.1%	71,784	7.5%
Total mortgage loans	$1,070,532	100.0%	$959,779	100.0%

Liquidity

We did not issue any debt securities during the first three months of 2005.  For information related to the Company’s notes payable, subordinated debentures and requirements under our credit agreement, see notes 7 and 9 of our audited consolidated financial statements included in the Annual Report on Form 10-K/A for the year ended December 31, 2004.

The statutory capital and surplus of our life insurance subsidiaries at March 31, 2005 was $597.7 million.  American Equity  Life made surplus note interest payments to us of $1.0 million during the three months ended March 31, 2005.  For the remainder of 2005, up to $60.9 million can be distributed by American Equity Life as dividends without prior regulatory approval.  Dividends  may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities.  American Equity Life had approximately $103.3 million of earned surplus at March 31, 2005.

The transfer of funds by American Equity Life is also restricted by a covenant in our revolving line of credit which requires American Equity Life to maintain a minimum risk-based capital ratio of 200%.

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

Interest rate risk is our primary market risk exposure.  Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the amount of interest we pay on our subordinated debentures, and the market value of our investments.  Our floating rate trust preferred securities issued by Trust III, IV, VII and VIII bear interest at the three month LIBOR plus 3.75%-4.00%.  Our outstanding balance of floating rate trust preferred securities was $69.5 million at March 31, 2005.  The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities.  We have the ability to adjust crediting rates (participation or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values).  In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned.  However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

If interest rates were to increase 10% (48 basis points) from levels at March 31, 2005, we estimate that the fair value of our fixed maturity securities would decrease by approximately $310.2 million.  The impact on stockholders’ equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be an increase of $18.6 million in the accumulated other comprehensive loss.  The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change.  Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.  Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.  However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means as discussed earlier.  See Financial Condition - Liquidity for Insurance Operations included in Management’s Discussion and Analysis  in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

At March 31, 2005, 86% of our fixed income securities have call features and 11% were subject to call redemption.  Another 55% will become subject to call redemption through December 31, 2005.  During the first quarter of 2005 and 2004, we received $0.8 billion and $1.04 billion, respectively, in net redemption proceeds related to the exercise of such call options.  We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds.  Such reinvestment risk typically occurs in a declining rate environment.  Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates on most of our annuity liabilities to maintain the spread at our targeted level.  At March 31, 2005 approximately 82% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates of 2% to 4%.

With respect to our index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities.  These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies.  Market value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products.  For the three months ended March 31, 2005 and 2004, the cost of index credits to policyholders on their anniversaries was $9.4 million and $36.6 million, respectively.  Gains on options related to such credits were $8.7 million and $30.7 million, respectively.  The difference between gains on options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us.  During 2003, we refined our hedging process to purchase options out of the money to the extent of anticipated minimum guaranteed interest on index policies.  On the anniversary dates of the index policies, we purchase new one-year call options to fund the next annual index credits.  The risk associated with these prospective purchases is the uncertainty of the cost, which will determine whether we are able to earn our spread on our index business.  This is a risk we attempt to manage through the terms of our index annuities, which permit us to change annual participation rates, asset fees, and caps, subject to contractual features.  By modifying participation rates, asset fees or caps, we can limit option costs to budgeted amounts, except in cases where the contractual features would prevent further modifications.  Based upon actuarial testing which we conduct as a part of the design of our index products and on an ongoing basis, we believe the risk that contractual features would prevent us from controlling option costs is not material.

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

In our Annual Report on Form 10-K/A for the year ended December 31, 2004, we reported a material weakness in internal controls with respect to deferred policy acquisition costs and deferred sales inducements and thus were not able to conclude that our internal control over financial reporting was effective as of the end of the period covered by our Annual Report on Form 10-K/A.  This weakness in our internal control over financial reporting did not result in any material misstatement of our financial statements for 2004.  We remediated this material weakness during the first quarter of 2005 by implementing additional review procedures for the inputs into the models for deferred policy acquisition costs and deferred sales inducements and a more formal documentation process of the review and approval at each reporting period of the amounts recorded for deferred policy acquisition costs and deferred sales inducements and the assumptions and estimates used in the process.

There have been no other significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date of such evaluation.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits:

12.1                           Ratio of Earnings to Fixed Charges

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

Date: May 12, 2005	AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

	By:	/s/ David J. Noble
David J. Noble, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wendy L. Carlson
Wendy L. Carlson, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Vice President - Accounting
(Principal Accounting Officer)