Form 10-Q
period 2005-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2005-08-04
CIK 1039828

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number : 001-31911

American Equity Investment Life Holding Company

(Exact name of registrant as specified in its charter)

Iowa	42-1447959
(State of Incorporation)	(I.R.S. Employer Identification No.)

5000 Westown Parkway, Suite 440	50266
West Des Moines, Iowa	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code	(515) 221-0002
(Telephone)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange

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

Yes    ☒           No    ☐

APPLICABLE TO CORPORATE ISSUERS:

Shares of common stock outstanding at July 29, 2005: 38,404,178

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	June 30, 2005	December 31, 2004
		(Restated)
Assets
Investments:
Fixed maturity securities:
Available for sale, at market (amortized cost: 2005 - $3,554,824; 2004 - $2,769,804)	$3,547,730	$2,705,323
Held for investment, at amortized cost (market: 2005 - $4,287,090; 2004 - $4,005,775)	4,309,455	4,098,493
Equity securities, available for sale, at market (cost: 2005 - $43,423; 2004 - $38,838)	42,529	38,303
Mortgage loans on real estate	1,130,918	959,779
Derivative instruments	141,867	148,006
Policy loans	377	362
Total investments	9,172,876	7,950,266
Cash and cash equivalents	47,174	66,542
Coinsurance deposits - related party	2,008,456	2,068,700
Accrued investment income	49,941	44,871
Deferred policy acquisition costs	817,841	713,021
Deferred sales inducements	224,114	159,467
Deferred income tax asset	54,145	56,142
Federal income taxes recoverable	1,837	—
Other assets	42,451	28,279

Total assets	$12,418,835	$11,087,288

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

(Unaudited)

	June 30, 2005	December 31, 2004
		(Restated)
Liabilities and Stockholders’ Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$69,624	$62,073
Annuity and single premium universal life products	10,881,656	9,745,896
Other policy funds and contract claims	110,877	94,410
Other amounts due to related parties	27,232	31,955
Notes payable	278,420	283,375
Subordinated debentures	189,157	173,576
Amounts due under repurchase agreements	415,498	264,875
Federal income taxes payable	—	8,554
Other liabilities	98,892	117,031
Total liabilities	12,071,356	10,781,745

Stockholders’ equity:
Common Stock, par value $1 per share, 75,000,000 shares authorized; issued and outstanding: 2005 - 38,381,331 shares; 2004 - 38,360,343 shares	38,381	38,360
Additional paid-in capital	215,935	215,793
Accumulated other comprehensive loss	(2,256)	(19,269)
Retained earnings	95,419	70,659
Total stockholders’ equity	347,479	305,543
Total liabilities and stockholders’ equity	$12,418,835	$11,087,288

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues:
Traditional life and accident and health insurance premiums	$3,264	$3,713	$7,020	$8,099
Annuity and single premium universal life product charges	7,023	5,345	13,285	10,316
Net investment income	133,227	106,197	258,061	204,786
Realized gains on investments	220	10	452	389
Change in fair value of derivatives	(1,972)	(4,934)	(37,962)	881
Total revenues	141,762	110,331	240,856	224,471

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	3,326	3,750	6,958	7,631
Interest credited to account balances	69,448	75,322	130,930	159,597
Change in fair value of embedded derivatives	15,226	(10,955)	(3,365)	(27,331)
Interest expense on notes payable	4,050	350	8,189	855
Interest expense on subordinated debentures	3,142	2,275	6,188	4,393
Interest expense on amounts due under repurchase agreements	2,235	798	3,663	1,113
Amortization of deferred policy acquisition costs	15,994	14,925	32,660	29,891
Other operating costs and expenses	9,733	7,784	17,878	16,354
Total benefits and expenses	123,154	94,249	203,101	192,503
Income before income taxes and minority interest	18,608	16,082	37,755	31,968
Income tax expense	6,376	5,695	12,995	27,621
Income before minority interest	12,232	10,387	24,760	4,347
Minority interest	—	—	—	(326)
Net income	$12,232	$10,387	$24,760	$4,673

Earnings per common share	$0.32	$0.27	$0.65	$0.12

Earnings per common share - assuming dilution	$0.29	$0.25	$0.58	$0.12

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	(Restated)
Balance at January 1, 2004	$625	$35,294	$208,436	$(22,742)	$42,103	$263,716
Comprehensive loss:
Net income for period	—	—	—	—	4,673	4,673
Change in net unrealized investment gains/losses	—	—	—	(13,664)	—	(13,664)
Total comprehensive loss						(8,991)
Issuance of 805,000 shares of common stock less issuance expenses of $507	—	805	5,933	—	—	6,738
Exercise of 6,000 management subscription rights	—	6	26	—	—	32
Conversion of $2,250 of subordinated debentures	—	278	1,840	—	—	2,118
Conversion of 625,000 shares of Series Preferred Stock	(625)	1,875	(1,250)	—	—	—
Balance at June 30, 2004	$—	$38,258	$214,985	$(36,406)	$46,776	$263,613

Balance at January 1, 2005, as previously reported	$—	$38,360	$215,793	$(19,269)	$86,620	$321,504
Adjustment for the cumulative effect on prior years of applying retroactively the new method of accounting for a variable interest entity	—	—	—	—	(15,961)	(15,961)
Balance at January 1, 2005, as restated	—	38,360	215,793	(19,269)	70,659	305,543
Comprehensive income:
Net income for period	—	—	—	—	24,760	24,760
Change in net unrealized investment gains/losses	—	—	—	17,013	—	17,013
Total comprehensive income						41,773
Conversion of $170 of subordinated debentures	—	21	142	—	—	163
Balance at June 30, 2005	$—	$38,381	$215,935	$(2,256)	$95,419	$347,479

Total comprehensive income for the second quarter of 2005 was $30.1 million and was comprised of net income of $12.2 million and a decrease in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $17.9 million.

Total comprehensive loss for the second quarter of 2004 was $21.3 million and was comprised of net income of $10.4 million and an increase in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $31.7 million.

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2005	2004
		(Restated)
Operating activities
Net income	$24,760	$4,673
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	130,930	159,597
Annuity and single premium universal life product charges	(13,285)	(10,316)
Change in fair value of embedded derivatives	(3,365)	(27,331)
Increase in traditional life and accident and health insurance reserves	7,551	7,876
Policy acquisition costs deferred	(162,643)	(70,225)
Amortization of deferred policy acquisition costs	32,660	29,891
Provision for depreciation and other amortization	928	712
Amortization of discount and premiums on fixed maturity securities	(92,690)	(65,390)
Realized gains on investments	(452)	(389)
Change in fair value of derivatives	37,962	(881)
Deferred income taxes	(7,165)	6,088
Changes in other operating assets and liabilities:
Accrued investment income	(5,070)	(8,926)
Federal income taxes recoverable/payable	(10,391)	11,032
Other policy funds and contract claims	16,467	17,161
Other amounts due to related parties	1,910	24,274
Other liabilities	6,468	13,278
Other	(3,098)	(360)
Net cash provided by (used in) operating activities	(38,523)	90,764

Investing Activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	265,784	1,101,508
Fixed maturity securities - held for investment	1,054,829	234,483
Equity securities, available for sale	11,058	18,525
Mortgage loans on real estate	55,666	17,292
Derivative instruments	36,915	51,268
	1,424,252	1,423,076
Acquisition of investments:
Fixed maturity securities - available for sale	(1,087,968)	(851,265)
Fixed maturity securities - held for investment	(1,170,292)	(1,056,279)
Equity securities, available for sale	(15,032)	(21,917)
Mortgage loans on real estate	(226,805)	(161,258)
Derivative instruments	(75,781)	(48,798)
Policy loans	(15)	(17)
	(2,575,893)	(2,139,534)

Purchases of property, furniture and equipment	(808)	(2,433)
Net cash used in investing activities	(1,152,449)	(718,891)

	Six months ended June 30,
	2005	2004
		(Restated)
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$1,438,438	$888,156
Coinsurance deposits - related parties	(3,116)	(170,356)
Return of annuity and single premium universal life policyholder account balances	(423,588)	(328,457)
Financing fees incurred and deferred	(798)	(891)
Increase in amounts due under repurchase agreements	150,623	234,900
Repayments of notes payable	(4,955)	(27,736)
Net proceeds from issuance of common stock	—	6,770
Proceeds from subordinated debentures	15,000	27,000
Net cash provided by financing activities	1,171,604	629,386
Increase (decrease) in cash and cash equivalents	(19,368)	1,259

Cash and cash equivalents at beginning of period	66,542	33,752
Cash and cash equivalents at end of period	$47,174	$35,011

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on notes payable and repurchase agreements	$10,488	$1,740
Interest on subordinated debentures	5,769	3,729
Income taxes - life subsidiaries	28,300	10,500

Non-cash financing and investing activities:
Premium and interest bonuses deferred as sales inducements	75,475	26,457
Conversion of subordinated debentures	163	2,118
Conversion of Series Preferred Stock	—	625
Subordinated debentures issued to subsidiary trusts for common equity securities of the subsidiary trust	470	810

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

1.  Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements of American Equity Investment Life Holding Company  (the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by GAAP for complete financial statements.  The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited financial statements.  Operating results for the three-month and six-month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

In the first quarter of 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FIN 46(R)-5 (“FSP FIN 46(R)-5”), “Implicit Variable Interests under FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities”.  The Company has an implicit variable interest in American Equity Investment Service Company (“Service Company”) and as a result, under FSP FIN 46(R)-5, the Company must consolidate the Service Company.  As permitted by the FSP, the Company has applied FSP FIN 46(R)-5 retroactive to January 1, 2003, the date of the Company’s original adoption of FIN 46, and, accordingly, the financial statements for the three months and six months ended June 30, 2004 and the balance sheet as of December 31, 2004 presented herein have been restated.  There was no cumulative effect on January 1, 2003 due to the adoption of FSP FIN 46(R)-5.  All intercompany transactions between the Company and the Service Company have been eliminated retroactively to January 1, 2003.

The effect on net income for the three months and six months ended June 30, 2005 and the three months ended June 30, 2004 due to the consolidation of the Service Company is immaterial.  Previously reported net income, earnings per common share and earnings per common share - assuming dilution for the six months ended June 30, 2004 decreased by $16.1 million, $0.43 and $0.38, respectively, due to the consolidation of the Service Company’s operations.  Prior to January 1, 2004, the Service Company was taxed as a Subchapter S Corporation.  Effective January 1, 2004, the Service Company revoked its Subchapter S election, which required the recognition of a deferred income tax liability on the basis of the differences that existed at that date, all of which is reflected in income tax expense for the six months ended June 30, 2004.  The increase in income tax expense for the six months ended June 30, 2004 was approximately $16.3 million, and is the principal reconciling item between the amount computed at the applicable statutory federal income tax rate (35%) and the amount reported in the consolidated statement of operations.  The primary impact on the restated consolidated balance sheet as of December 31, 2004 was a reduction of the deferred income tax asset, receivables from related parties, amounts due to related party under General Agency Commission and Servicing Agreement, and retained earnings of $14.4 million, $16.6 million, $35.8 million and $16.0 million, respectively, and an increase in notes payable of $23.4 million.  For further information on the variable interest entity, see note 2 to the Company’s unaudited consolidated financial statements.

Reclassifications

Certain amounts in the unaudited consolidated financial statements for the periods ended June 30, 2004 have been reclassified to conform to the financial statement presentation for the periods ended June 30, 2005.

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

	2005	2004
Risk-free interest rate	3.88%	2.46%
Dividend yield	0%	0%
Weighted-average expected life	10 years	10 years
Expected volatility	24.8%	28.4%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma net earnings and earnings per common share were as follows (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income, as reported - numerator for earnings per common share	$12,232	$10,387	$24,760	$4,673
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(415)	(189)	(849)	(308)
Net income, pro forma - numerator for earnings per common share, pro forma	11,817	10,198	23,911	4,365
Interest on convertible subordinated debentures (net of income tax benefit)	300	307	601	644
Numerator for earnings per common share - assuming dilution, pro forma	$12,117	$10,505	$24,512	$5,009

Earnings per common share, as reported	$0.32	$0.27	$0.65	$0.12
Earnings per common share, pro forma	$0.31	$0.27	$0.62	$0.11
Earnings per common share - assuming dilution, as reported	$0.29	$0.25	$0.58	$0.12
Earnings per common share - assuming dilution, pro forma	$0.28	$0.24	$0.56	$0.12

Pending Accounting Change

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123R”).  SFAS 123R requires expensing stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock or showing pro forma disclosure only.  SFAS 123R is effective for the Company as of January 1, 2006 and will apply to all awards granted, modified, cancelled or purchased after that date as well as the unvested portion of prior awards.  The Company will prospectively adopt SFAS 123R as of the effective date and does not believe it will have a material effect on the financial statements.

2.  Variable Interest Entity

The Company has a General Agency Commission and Servicing Agreement with the Service Company, which is wholly-owned by the Company’s chairman, whereby the Service Company acts as a national supervisory agent with responsibility for paying commissions to agents of the Company.  This Agreement is more fully described in note 8 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.  As described in note 1, the Company has an implicit variable interest in the Service Company and is required to include the Service Company in its consolidated financial statements.  The Service Company was consolidated in the first quarter of 2005, retroactive to January 1, 2003.  Cash and cash equivalents at June 30, 2005 and December 31, 2004 include $2.5 million of restricted cash under terms of a credit agreement between the Service Company and a third party.  The Company’s chairman has guaranteed indebtedness of the Service Company to the third party under this credit agreement with a principal balance of $18.4 million and $20.4 million at June 30, 2005 and December 31, 2004, respectively.

3.  Subordinated Debentures

On June 15, 2005, American Equity Capital Trust IX (“Trust IX”) issued 15 million shares of floating rate (three month London Interbank Offered Rate plus 3.65%) trust preferred securities.  In connection with Trust IX’s issuance of these trust preferred securities and the related purchase by the Company of all of Trust IX’s common securities, the Company issued $15.5 million in principal amount of its floating rate subordinated debentures due June 15, 2035 to Trust IX.  The sole assets of Trust IX are the subordinated debentures and any interest accrued thereon.  The interest rate and payment dates on the subordinated debentures correspond to the dividend rate and distribution dates on the trust preferred securities issued by Trust IX.  The trust preferred securities mature simultaneously with the subordinated debentures.  All of the trust preferred securities are unconditionally guaranteed by the Company to the extent of the assets of Trust IX.  Although the Company owns all of the common securities of Trust IX, in accordance with FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, the Company does not consolidate Trust IX.  This accounting treatment is more fully described in note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

4.  Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended June 30,		Six months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
		(Restated)		(Restated)
Numerator:
Net income - numerator for earnings per common share	$12,232	$10,387	$24,760	$4,673
Interest on convertible subordinated debentures (net of income tax benefit)	300	307	601	644
Numerator for earnings per common share - assuming dilution	$12,532	$10,694	$25,361	$5,317

Denominator:
Weighted average common shares outstanding	38,378,685	37,477,456	38,375,539	36,757,284
Participating preferred stock	—	700,549	—	1,287,775
Denominator for earnings per common share	38,378,685	38,178,005	38,375,539	38,045,059

Effect of dilutive securities:
Convertible subordinated debentures	2,854,452	2,997,252	2,857,598	3,097,985
Stock options and management subscription rights	1,672,993	1,602,362	1,634,795	1,637,580
Deferred compensation agreements	842,442	434,870	838,875	432,341
Denominator for earnings per common share - assuming dilution	43,748,572	43,212,489	43,706,807	43,212,965

Earnings per common share	$0.32	$0.27	$0.65	$0.12
Earnings per common share - assuming dilution	$0.29	$0.25	$0.58	$0.12

5.  Contingencies

Assessments are, from time to time, levied on the Company by life and health guaranty associations in most states in which the Company is licensed to cover losses to policyholders of insolvent or rehabilitated companies.  The Company has a reserve established for future assessments related to the insolvency of London Pacific Life and Annuity Company of $0.9 million at June 30, 2005.  The Company believes the reserve for guaranty fund assessments is sufficient to provide for future assessments based upon known insolvencies.

In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits alleging improper product design, improper sales practices and similar claims.  The Company is currently a defendant in several purported class action lawsuits filed in state courts alleging improper sales practices.  In these lawsuits, the plaintiffs are seeking returns of premiums and other compensatory and punitive damages.  The Company has reached a final settlement in one of these cases, the impact of which is expected to be immaterial.  The class was certified as such incident to the settlement in that case.  No class has been certified in any of the other pending cases at this time. Although the Company has denied all allegations in these lawsuits and intends to vigorously defend against them, the lawsuits are in the early stages of litigation and neither their outcomes nor a range of possible outcomes can be determined at this time.  However, the Company does not believe that these lawsuits will have a material adverse effect on its business, financial condition or results of operations.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis reviews our consolidated financial position at June 30, 2005, and the consolidated results of operations for the periods ended June 30, 2005 and 2004, and where appropriate, factors that may affect future financial performance.  This analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

•                                          regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products

•                                          the risk factors or uncertainties listed from time to time in our filings with the Securities and Exchange Commission or private placement memorandums

Results of Operations

Three and Six Months Ended June 30, 2005 and 2004

Annuity deposits by product type collected during the three months and six months ended June 30, 2005 and 2004, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2005	2004	2005	2004
	(Dollars in thousands)

Index annuities:
Index strategies	$443,325	$293,198	$862,002	$502,995
Fixed strategy	244,657	143,160	446,242	204,619
	687,982	436,358	1,308,244	707,614
Fixed rate annuities:
Single-year rate guaranteed	69,818	78,061	121,934	166,826
Multi-year rate guaranteed	4,352	6,868	8,260	13,716
	74,170	84,929	130,194	180,542
Total before coinsurance ceded	762,152	521,287	1,438,438	888,156
Coinsurance ceded	1,324	98,762	3,116	170,356
Net after coinsurance ceded	$760,828	$422,525	$1,435,322	$717,800

For information related to our coinsurance agreements, see note 5 to our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Gross annuity deposits for the three months and six months ended June 30, 2005 increased 46% and 62%, respectively, compared to the same periods in 2004 resulting from increased marketing efforts following the completion of our initial public offering (“IPO”).  The gross annuity deposits for the three months and six months ended June 30, 2005 are benefitting from the marketing efforts that occurred throughout 2004 and which have continued into 2005.

Net annuity deposits after coinsurance ceded increased 80% and 100%, respectively, during the three months and six months ended June 30, 2005 compared to the same periods in 2004 because we suspended our coinsurance agreement with EquiTrust Life Insurance Company (“EquiTrust”), a subsidiary of FBL Financial Group, Inc., effective August 1, 2004.  During the first six months of 2004, the amount ceded under the coinsurance agreement with EquiTrust was 20%.

Net income increased 18% to $12.2 million for the second quarter of 2005, and 430% to $24.8 million for the six months ended June 30, 2005, compared to $10.4 million and $4.7 million for the same periods in 2004.  As discussed in notes 1 and 2 to our unaudited consolidated financial statements, we adopted FSP FIN 46(R)-5 in the first quarter of 2005 with respect to an implicit variable interest we have in a related party and, as permitted by the FSP, applied it retroactively to January 1, 2003, the date of our original adoption of FIN 46.  Accordingly, the financial statements for the three months and six months ended June 30, 2004 have been restated.  The adoption of FSP FIN 46(R)-5 did not have a material effect on net income for the three months and six months ended June 30, 2005 and the three months ended June 30, 2004.  The principal difference between net income previously reported of $20.8 million for the six months ended June 30, 2004 and the restated amount was the recognition of a deferred income tax liability that arose from a change in federal income tax status of the related party entity in that period.  Income tax expense as previously reported was $16.3 million less than the restated amount for the six months ended June 30, 2004.

The increase in net income attributable to factors other than income taxes is principally due to growth in the volume of business in force and an increase in the investment spread earned on our annuity liabilities.  Our net annuity liabilities (after coinsurance ceded) increased from $6.61 billion at June 30, 2004 to $8.28 billion at June 30, 2005.  As set forth in a table following, we increased our aggregate investment spread to 2.51% for the six months ended June 30, 2005 compared to 2.39% for the same period in 2004.  The increase in net income also benefitted from the spread earned on the investment of the net proceeds from the issuance of $260.0 million of convertible senior debt during December 2004.  Net income in each period was also impacted by the application of SFAS No. 133 to our index annuity business which we estimate resulted in a $2.0 million decrease in net income for the second quarter of 2005 and a decrease of $3.0 million for the six months ended June 30, 2005 compared to a decrease of $0.6 million and an increase of $0.3 million for the same periods in 2004.

Our investment spread is summarized as follows:

	Six Months Ended June 30,
	2005	2004
Average yield on invested assets	6.20%	6.35%
Cost of money:
Aggregate	3.69%	3.96%
Average net index costs for index annuities	3.33%	3.46%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.33%	3.43%
Multi-year rate guaranteed	5.52%	5.54%

Investment spread:
Aggregate	2.51%	2.39%
Index annuities	2.87%	2.89%
Fixed rate annuities:
Annually adjustable	2.87%	2.92%
Multi-year rate guaranteed	0.68%	0.81%

The cost of money, average crediting rates and investment spread are computed without the impact of amortization of deferred sales inducements.  See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.  With respect to our index annuities, the cost of money includes the average crediting rate on amounts allocated to fixed rate options, expenses we incur to fund the annual index credits and minimum guaranteed interest credited on the index business.  Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances.  See Critical Accounting Policies - Derivative Instruments - Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) increased 31% to $7.0 million for the second quarter of 2005, and 29% to $13.3 million for the six months ended June 30, 2005 compared to $5.3 million and $10.3 million for the same periods in 2004.  The increase in surrender charges collected during the three months and six months ended June 30, 2005 compared to the same periods in 2004 was principally due to a higher amount of surrenders subject to surrender charges in 2005.  Withdrawals from annuity and single premium universal life policies subject to surrender charges were $53.7 million and $36.4 million for the three months ended June 30, 2005 and 2004, respectively, and $96.9 million and $67.3 million for the six months ended June 30, 2005 and 2004, respectively.

Net investment income increased 25% to $133.2 million in the second quarter of 2005, and 26% to $258.1 million for the six months ended June 30, 2005 compared to $106.2 million and $204.8 million for the same periods in 2004.  These increases were principally attributable to the growth in our annuity business and corresponding increases in our invested assets, offset by a decrease in the average yield earned on investments.  Invested assets (on an amortized cost basis) increased 30% to $9.04 billion at June 30, 2005 compared to $6.95 billion at June 30, 2004, while the average yield earned on average invested assets was 6.20% for the six months ended June 30, 2005 compared to 6.35% for the same period in 2004.  The decline in the yield earned on average invested assets is attributable to a general decline in interest rates and the reinvestment of net redemption proceeds from called securities at lower yields.  See Quantitative and Qualitative Disclosures About Market Risk.

Realized gains on investments were $0.2 million in the second quarter of 2005 compared to an immaterial amount for the same period in 2004.  For the six months ended June 30, 2005, we had realized gains of $0.5 million compared to $0.4 million for the same period in 2004.  Realized gains and losses on investments fluctuate from period to period due to changes in the interest rate and economic environment and the timing of the sale of investments.  Realized gains and losses on investments include gains and losses on the sale of securities as well as losses recognized when the fair value of a security is written down in recognition of an “other than temporary” impairment.

The components of realized gains on investments for the three months and six months ended June 30, 2005 and 2004 are set forth as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$4,391	$1,521	$4,652	$9,547
Gross realized losses	(3,123)	—	(3,185)	(136)
Writedowns (other than temporary impairments)	(1,127)	(1,530)	(1,127)	(9,169)
	141	(9)	340	242
Equity securities	79	19	112	147
	$220	$10	$452	$389

See Financial Condition - Investments for additional discussion of write downs of the fair value of securities for “other than temporary” impairments.

Change in fair value of derivatives (call options purchased to fund annual index credits on index annuities) was a decrease of $2.0 million in the second quarter of 2005, and a decrease of $38.0 million for the six months ended June 30, 2005 compared to a decrease of $4.9 million and an increase of $0.9 million for the same periods in 2004.  The components of the change in fair value of derivatives are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Change in fair value of derivatives:
Gains received at expiration or recognized upon early termination	$16,997	$20,508	$25,740	$51,158
Cost of money for index annuities	(25,919)	(13,369)	(48,205)	(24,270)
Change in difference between fair value and remaining option cost at beginning and end of period	6,950	(12,073)	(15,497)	(26,007)
	$(1,972)	$(4,934)	$(37,962)	$881

The difference between the change in fair value of derivatives between the periods is primarily due to the performance of the indices upon which our options are based.  A substantial portion of our options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices.  The range of index appreciation during the three months and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
S&P 500 Index
Point-to-point strategy	1.6% - 9.4%	12.2% - 31.3%	1.6% - 9.4%	12.2% - 40.2%
Monthly average strategy	0.6% - 6.0%	7.1% - 21.1%	0.0% - 6.0%	6.8% - 29.2%
Lehman Brothers U.S. Aggregate and U.S. Treasury indices	2.6% - 7.7%	1.8% - 5.4%	1.7% - 7.7%	1.8% - 5.4%

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

Interest credited to account balances decreased 8% to $69.4 million in the second quarter of 2005, and 18% to $130.9 million for the six months ended June 30, 2005 compared to $75.3 million and $159.6 for the same periods in 2004.  These decreases were principally attributable to decreases in index credits on index policies partially offset by increases in (i) interest credited on fixed rate annuities and amounts allocated to the fixed rate option and minimum guaranteed interest for index annuities; and (ii) increases in amortization of deferred sales inducements.  Index credits decreased to $18.4 million in the second quarter of 2005, and $27.8 million for the six months ended June 30, 2005 compared to $35.0 million and $71.6 million for the same periods in 2004 as a result of decreases in the appreciation of the underlying indices (see discussion above under change in fair value of derivatives).  Interest credited on fixed rate annuities and amounts allocated to the fixed rate option and minimum guaranteed interest for index annuities increased to $48.4 million in the second quarter of 2005, and $97.6 million for the six months ended June 30, 2005 compared to $38.2 million and $83.9 million for the same periods in 2004 as a result of growth in the annuity liabilities outstanding, partially offset by decreases in interest crediting rates on many of our products which we implemented in connection with our spread management process (see table above for average crediting rates for fixed rate annuities).  The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 25% during the six months ended June 30, 2005 to $8.28 billion from $6.61 billion during the same period in 2004.

Amortization of deferred sales inducements was $2.6 million for the second quarter of 2005 and $5.5 million for the six months ended June 30, 2005 compared to $2.1 million and $4.1 million for the same periods in 2004.  These increases were principally attributable to growth in the sales of our premium and interest bonus products.  The application of SFAS No. 133 to the amortization of deferred sales inducements resulted in a $1.3 million decrease in amortization during the second quarter of 2005 compared to an immaterial amount for the same period in 2004 and decrease in amortization of $1.7 million for the six months ended June 30, 2005 compared to $0.1 million increase for the same period in 2004.

Change in fair value of embedded derivatives was an increase of $15.2 million in the second quarter of 2005 and a decrease of $3.4 million for the six months ended June 30, 2005 compared to decreases of $11.0 million and $27.3 million for the same periods in 2004.  The increase in the amount of expense (reduction in benefit) recognized during the second quarter and six months ended June 30, 2005 compared to the 2004 periods reflects (i) increases in the expected index credits on the next policy anniversary dates, which are related to the change in the fair value of the options acquired to fund these index credits discussed above in the “Change in fair value of derivatives”; (ii) increases in the net cost of annual options expected to be purchased in the future to fund index credits; and (iii) increases in the host value of the index reserve liabilities which coincided with increases in index annuity liabilities.  See Critical Accounting Policies - Derivative Instruments - Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Interest expense on notes payable increased to $4.1 million in the second quarter of 2005 and to $8.2 million for the six months ended June 30, 2005 compared to $0.4 million and $0.9 million for the same periods in 2004.  These increases were primarily due to the issuance of $260.0 million of convertible senior notes at a fixed rate of 5.25% per annum during December 2004.  See note 7 to our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Interest expense on subordinated debentures increased 38% to $3.1 million in the second quarter of 2005 and 41% to $6.2 million for the six months ended June 30, 2005 compared to $2.3 million and $4.4 million for the same periods in 2004.  These increases were due to the issuance of additional floating rate subordinated debentures during 2004 of $59.3 million and $15.5 million during 2005.  The amount of subordinated debentures outstanding at June 30, 2004 was $142.2 million compared to $189.2 million at June 30, 2005.

Interest expense on amounts due under repurchase agreements increased to $2.2 million in the second quarter of 2005 and to $3.7 million for the six months ended June 30, 2005 compared to $0.8 million and $1.1 million for the same periods in 2004.  These increases were principally due to increases in the borrowings outstanding which averaged $309.0 million for the second quarter of 2005, and $260.6 million for the six months ended June 30, 2005 compared to $270.5 million and $184.8 million for the same periods in 2004 and increases in the weighted average interest rates on amounts borrowed which were 2.90% for the second quarter of 2005 and 2.83% for the six months ended June 30, 2005 compared to 1.18% and 1.21% for the same periods in 2004.

Amortization of deferred policy acquisition costs increased 7% to $16.0 million in the second quarter of 2005, and 9% to $32.7 million for the six months ended June 30, 2005 compared to $14.9 million and $29.9 million for the same periods in 2004.  These increases were primarily due to additional annuity deposits as discussed above.  The application of SFAS No. 133 resulted in a $4.0 million decrease in amortization in the second quarter of 2005 and a decrease of $5.8 million for the six months ended June 30, 2005 compared to a decrease of $0.3 million and an increase of $0.7 million for the same periods in 2004.

Other operating costs and expenses increased 25% to $9.7 million in the second quarter of 2005 and 9% to $17.9 million for the six months ended June 30, 2005 compared to $7.8 million and $16.4 million for the same periods in 2004.  The increase in the second quarter of 2005 compared to the same period in 2004 is principally attributable to an increase of $0.8 million in insurance taxes and $0.7 million in legal fees.  The increase for the six months ended June 30, 2005 compared to the same period in 2004 is principally attributable to an increase of $1.9 million in legal fees.

Income tax expense increased 12% to $6.4 million in the second quarter of 2005 and decreased 53% to $13.0 million for the six months ended June 30, 2005 compared to $5.7 million and $27.6 million for the same periods in 2004.  The increase in income tax expense for the second quarter was principally due to an increase in pretax income.  Income tax expense for the six months ended June 30, 2004 was increased by $16.3 million due to the consolidation of a variable interest entity under FIN 46.  (See note 1 to our unaudited consolidated financial statements.)  Excluding the impact of this item, income tax expense for the six months ended June 30, 2005 would have increased by $1.7 million principally due to an increase in pretax income.

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

Investments increased to $9.17 billion at June 30, 2005 compared to $7.95 billion at December 31, 2004 as a result of the growth in our annuity business discussed above.  At June 30, 2005, the fair value of our available for sale fixed maturity and equity securities was $8.0 million less than the amortized cost of those investments, compared to $65.0 million at December 31, 2004.  At June 30, 2005, the amortized cost of our fixed maturity securities held for investment exceeded the market value by $22.4 million, compared to $92.7 million at December 31, 2004.  The decrease in the net unrealized investment losses at June 30, 2005 compared to December 31, 2004 is principally related to a decrease in market interest rates.

The composition of our investment portfolio is summarized as follows:

	June 30, 2005		December 31, 2004
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government and agencies	$6,654,790	72.5%	$5,730,894	72.1%
Public utilities	45,464	0.5%	44,849	0.6%
Corporate securities	466,932	5.1%	338,407	4.3%
Redeemable preferred stocks	49,013	0.5%	35,369	0.4%
Mortgage and asset-backed securities
United States Government and agencies	249,476	2.7%	257,004	3.2%
Non-government	391,510	4.3%	397,293	5.0%
Total fixed maturity securities	7,857,185	85.6%	6,803,816	85.6%
Equity securities	42,529	0.5%	38,303	0.5%
Mortgage loans on real estate	1,130,918	12.3%	959,779	12.0%
Derivative instruments	141,867	1.6%	148,006	1.9%
Policy loans	377	—	362	—
Total investments	$9,172,876	100.0%	$7,950,266	100.0%

At June 30, 2005 and December 31, 2004, the amortized cost and estimated fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
June 30, 2005
Fixed maturity securities:
Available for sale:
United States Government and agencies	29	$1,749,286	$(22,084)	$1,727,202
Public utilities	1	8,722	(417)	8,305
Corporate securities	14	77,753	(8,322)	69,431
Redeemable preferred stocks	7	27,183	(1,094)	26,089
Mortgage and asset-backed securities:
United States Government and agencies	1	2,982	(4)	2,978
Non-government	11	162,969	(8,769)	154,200
	63	$2,028,895	$(40,690)	$1,988,205

Held for investment:
United States Government and agencies	21	$1,405,284	$(27,081)	$1,378,203
	21	$1,405,284	$(27,081)	$1,378,203

Equity securities, available for sale:
Non-redeemable preferred stocks	4	$12,540	$(343)	$12,197
Common stocks	3	4,214	(834)	3,380
	7	$16,754	$(1,177)	$15,577

	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value
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

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2005 and December 31, 2004, by contractual maturity, that were in an unrealized loss position are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of our mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
June 30, 2005
Due after one year through five years	$5	$5	$—	$—
Due after five years through ten years	224,253	218,777	—	—
Due after ten years through twenty years	872,685	854,527	111,176	110,769
Due after twenty years	766,001	757,718	1,294,108	1,267,434
	1,862,944	1,831,027	1,405,284	1,378,203
Mortgage-backed and asset-backed securities	165,951	157,178	—	—
	$2,028,895	$1,988,205	$1,405,284	$1,378,203

December 31, 2004
Due after one year through five years	$5	$5	$—	$—
Due after five years through ten years	224,858	213,750	—	—
Due after ten years through twenty years	681,795	653,505	745,904	740,631
Due after twenty years	884,567	857,706	2,467,564	2,377,879
	1,791,225	1,724,966	3,213,468	3,118,510
Mortgage-backed and asset-backed securities	284,266	268,915	—	—
	$2,075,491	$1,993,881	$3,213,468	$3,118,510

The table below presents our fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations.

		June 30, 2005		December 31, 2004
NAIC Designation	Rating Agency Equivalent	Carrying Amount	Percent	Carrying Amount	Percent
		(Dollars in thousands)

1	Aaa/Aa/A	$7,550,818	96.1%	$6,585,322	96.8%
2	Baa	225,925	2.9%	162,298	2.4%
3	Ba	53,398	0.7%	20,555	0.3%
4	B	8,385	0.1%	14,124	0.2%
5	Caa and lower	16,559	0.2%	13,298	0.2%
6	In or near default	2,100	0.0%	8,219	0.1%
	Total fixed maturities	$7,857,185	100.0%	$6,803,816	100.0%

At June 30, 2005 and December 31, 2004, the fair value of investments we owned that were non-investment grade or not rated was $80.4 million and $63.9 million, respectively.  Non-investment grade or not rated securities represented 1.0% at June 30, 2005 and December 31, 2004, of the fair value of our fixed maturity securities.  The unrealized losses on investments we owned that were non-investment grade or not rated at June 30, 2005 and December 31, 2004, were $11.4 million and $10.2 million, respectively.  The unrealized losses on such securities at June 30, 2005 and December 31, 2004 represented 17.0% and 5.7%, respectively, of gross unrealized losses on fixed maturity securities.

At June 30, 2005, we identified certain invested assets which have characteristics (i.e. significant unrealized losses compared to book value and industry trends) creating uncertainty as to our future assessment of other than temporary impairments.  This list is referred to as our watch list.  We have excluded from this list securities with unrealized losses which are related to market movements in interest rates.

At June 30, 2005, the amortized cost and estimated fair value of each fixed maturity security on the watch list are as follows:

Issuer	Amortized Cost	Unrealized Losses	Estimated Fair Value	Maturity Date	Months Below Amortized Cost
	(Dollars in thousands)
Continental Airlines 2001-001-B	$7,354	$(1,139)	$6,215	6/15/2017	34
Land O’ Lakes Capital Securities 144A	8,073	(1,673)	6,400	3/15/2028	54
Northwest Airlines Pass Thru Certificates 1999-1 Class C	7,895	(4,217)	3,678	8/01/2015	51
Pegasus Aviation 1999-1A C1	5,656	(3,556)	2,100	3/25/2029	46
	$28,978	$(10,585)	$18,393

We have reviewed these investments and concluded that there was no other than temporary impairment on these investments at June 30, 2005.  The factors that we considered in making this determination included the financial condition and near-term prospects of the issuer, whether the issuer is current on all payments and all contractual payments have been made, our intent and ability to hold the investment to allow for any anticipated recovery and the length of time and extent to which the fair value has been less than cost.

Our analysis of these securities and their credit performance at June 30, 2005 is as follows:

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

Land O’ Lakes is a national, farmer-owned food and agricultural cooperative.  We determined that an other than temporary impairment charge was not necessary for the following reasons: (i) Land O’ Lakes operates in a cyclical industry and had successfully managed through previous cyclical lows; (ii) we calculated that Land O’ Lakes had an EBITDA to interest coverage of 3.1 times for bank debt and determined that Land O’ Lakes had adequate liquidity; (iii) Land O’ Lakes has reduced the demand on liquidity; and (iv) further improvements are expected in the future.

Northwest Airlines Pass Thru Certificates 1999-1 Class C are backed by the general credit of Northwest Airlines as well as the collateral from a pool of airplanes.  We determined that an other than temporary impairment charge was not necessary for the following reasons: (i) we calculated Northwest to have unrestricted cash at March 31, 2005 of approximately $2.3 billion; (ii) even if Northwest declared bankruptcy, these bonds would have remained current for at least 18 months due to a liquidity coverage feature and the bonds could remain current after 18 months if Northwest affirmed the leases on the planes in the collateral pool in the unlikely event of a bankruptcy; and (iii) future labor cost savings are anticipated.

Pegasus Aviation 1999-1A C1 is backed by leases on airplanes and is structured as a pass-through security.  We took an impairment charge of $1.9 million on this security in the fourth quarter of 2001 because we did not expect to receive further principal payments.  However, due to the continued problems in the leased airplane industry, the market value of this security had declined further.  We determined that no additional other than temporary impairment change was necessary for the following reasons: (i) although we did not expect to receive principal payments on this security, we expected that interest payments would continue to be made until 2019; and (ii) the value of the expected future interest payments supported the current book value.

Each of the four securities on the watch list is current in respect to payments of principal and interest.  We have concluded for each of the four securities on the watch list that we have the intent and the ability to hold these securities for a period of time sufficient to allow for a recovery in fair value.

We took writedowns on certain other investments that we concluded did have an other than temporary impairment during the six months ended June 30, 2005 and 2004 of $1.1 million and $9.2 million, respectively.  Following is a discussion of each security for which we have taken write downs on during the six months ended June 30, 2005 and 2004.

Pegasus 2001-1A C2 is an asset-backed security backed by leases on 41 specific aircraft.  We wrote down this security during the third quarter of 2002 and the first quarter of 2003 by $3.0 million and $2.9 million, respectively.  These write downs resulted from renewals on leases falling below expectations due to the downturn of the airline industry.  Due to continuing problems in the airline industry and further deterioration in the underlying collateral, we took an additional write down of $1.1 million on this security during the second quarter of 2005.

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

Oakwood Mortgage 2000-C Class M1 is backed by installment sales contracts secured by manufactured homes and liens on real estate.  We wrote this security down by $7.6 million in the first quarter of 2004 due to an increase in default rates and realized losses above expected levels along with a downgrade to below investment grade on March 8, 2004.  We sold this security during the second quarter of 2005 as discussed below.

In making the decisions to write down the securities described above, we considered whether the factors leading to those write downs impacted any other securities held in our portfolio.  In cases where we determined that a decline in value was related to an industry-wide concern, we considered the impact of such concern on all securities we held within that industry classification.

Below is a list of securities which we have sold at a loss during the six months ended June 30, 2005.  There were no sales of securities during the six months ended June 30, 2004 that resulted in a material loss.

Issuer	Amortized Cost	Fair Value	Realized Losses	Months Below Amortized Cost
	(Dollars in thousands)
Oakwood Mortgage 2000-C Class M1	$4,505	$2,332	$2,173	9
Oakwood Mortgage 1999-E Class M2	733	182	551	3
	$5,238	$2,514	$2,724

For each of these securities there was an unexpected event resulting in a decline in credit quality which occurred shortly before the sale.  This led to the decision to sell the securities at a loss concurrent with the decision that an additional impairment charge was required.  Accordingly, in all cases, this did not contradict our previous assertion that we had the ability and intent to hold the securities until recovery in value.  The factors resulting in the sale of these securities are discussed below.

Oakwood Mortgage 2000-C Class M1 and Oakwood Mortgage 1999-E Class M2 are asset-backed securities backed by installment sales contracts secured by manufactured homes and liens on real estate.  We wrote down Oakwood Mortgage 1999-E Class M2 by $4.2 million and by $2.7 million during the third and fourth quarters of 2003, respectively.  We wrote down Oakwood Mortgage 2000-C Class M1 by $7.6 million and $3.7 million during the first and fourth quarters of 2004, respectively.  These write downs resulted from deterioration in default rates on the underlying collateral.  Continued deterioration in the default rates on the underlying collateral led us to the decision that an additional impairment charge was required and concurrently we decided to sell the securities.

At June 30, 2005 and December 31, 2004, we held $1.13 billion and $0.96 billion, respectively, of mortgage loans with commitments outstanding of $114.6 million at June 30, 2005.  These mortgage loans are diversified as to property type, location, and loan size, and are collateralized by the related properties.  Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type.  As of June 30, 2005, there were no delinquencies in our mortgage loan portfolio.  The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	June 30, 2005		December 31, 2004
	Carrying		Carrying
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$228,866	20.2%	$196,805	20.5%
Middle Atlantic	81,169	7.2%	80,098	8.3%
Mountain	176,649	15.6%	148,608	15.5%
New England	51,518	4.6%	50,624	5.3%
Pacific	99,851	8.8%	84,860	8.8%
South Atlantic	200,294	17.7%	166,606	17.4%
West North Central	207,711	18.4%	165,041	17.2%
West South Central	84,860	7.5%	67,137	7.0%
Total mortgage loans	$1,130,918	100.0%	$959,779	100.0%

Property type distribution
Office	$330,742	29.2%	$296,995	30.9%
Medical Office	66,929	5.9%	65,396	6.8%
Retail	260,935	23.1%	218,133	22.7%
Industrial/Warehouse	285,893	25.3%	236,835	24.7%
Hotel	46,150	4.1%	25,652	2.7%
Apartment	61,497	5.4%	44,984	4.7%
Mixed use/other	78,772	7.0%	71,784	7.5%
Total mortgage loans	$1,130,918	100.0%	$959,779	100.0%

Liquidity

On June 15, 2005, our wholly owned subsidiary, American Equity Capital Trust IX (“Trust IX”) issued 15 million shares of floating rate (three month London Interbank Offered Rate plus 3.65%) trust preferred securities.  In connection with Trust IX’s issuance of these trust preferred securities and the related purchase by us of all of Trust IX’s common securities, we issued $15.5 million in principal amount of floating rate subordinated debentures due June 15, 2035 to Trust IX.  The sole assets of Trust IX are the subordinated debentures and any interest accrued thereon.  The interest rate and payment dates on the subordinated debentures correspond to the dividend rate and distribution dates on the trust preferred securities issued by Trust IX.  The trust preferred securities mature simultaneously with the subordinated debentures.  All of the trust preferred securities are unconditionally guaranteed by us to the extent of the assets of Trust IX.

The statutory capital and surplus of our life insurance subsidiaries at June 30, 2005 was $601.4 million.  American Equity Life made surplus note interest payments to us of $2.0 million during the six months ended June 30, 2005  For the remainder of 2005, up to $60.9 million can be distributed by American Equity Life as dividends without prior regulatory approval.

Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities.  American Equity Life had approximately $107.0 million of earned surplus at June 30, 2005.

The transfer of funds by American Equity Life is also restricted by a covenant in our revolving line of credit which requires American Equity Life to maintain a minimum risk-based capital ratio of 200%.

For information related to our notes payable, subordinated debentures and requirements under our credit agreement, see notes 7 and 9 of our audited consolidated financial statements included in the Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

Interest rate risk is our primary market risk exposure.  Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the amount of interest we pay on our subordinated debentures, and the market value of our investments.  Our floating rate trust preferred securities issued by Trust III, IV, VII, VIII and IX bear interest at the three month LIBOR plus 3.65%-4.00%.  Our outstanding balance of floating rate trust preferred securities was $84.5 million at June 30, 2005.  The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities.  We have the ability to adjust crediting rates (participation or asset fee rates for index annuities) on substantially all of our annuity policies at least annually (subject to minimum guaranteed values).  In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned.  However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

If interest rates were to increase 10% (42 basis points) from levels at June 30, 2005, we estimate that the fair value of our fixed maturity securities would decrease by approximately $221.9 million.  The impact on stockholders’ equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be an increase of $28.1 million in the accumulated other comprehensive loss.  The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change.  Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.  Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.  However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means as discussed earlier.  See Financial Condition - Liquidity for Insurance Operations included in Management’s Discussion and Analysis in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

At June 30, 2005, 87% of our fixed income securities have call features and 15% were subject to call redemption.  Another 45% will become subject to call redemption through December 31, 2005.  During the six months ended June 30,  2005 and 2004, we received $1.19 billion and $1.04 billion, respectively, in net redemption proceeds related to the exercise of such call options.  We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds.  Such reinvestment risk typically occurs in a declining rate environment.  Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on our annuity liabilities, we have the ability to reduce crediting rates on most of our annuity liabilities to maintain the spread at our targeted level.  At June 30, 2005, approximately 84% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates of 2% to 4%.

With respect to our index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities.  These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies.  Market value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products.  For the six months ended June 30, 2005 and 2004, the annual index credits to policyholders on their anniversaries were $27.8 million and $71.6 million, respectively.  Gains on options related to such credits were $25.7 million and $51.2 million, respectively.  The difference between gains on options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us.  During 2003, we refined our hedging process to purchase options out of the money to the extent of anticipated minimum guaranteed interest on index policies.  On the anniversary dates of the index policies, we purchase new one-year call options to fund the next annual index credits.  The risk associated with these prospective purchases is the uncertainty of the cost, which will determine whether we are able to earn our spread on our index business.  This is a risk we attempt to manage through the terms of our index annuities, which permit us to change annual participation rates, asset fees, and caps, subject to contractual features.  By modifying participation rates, asset fees or caps, we can limit option costs to budgeted amounts, except in cases where the contractual features would prevent further modifications.  Based upon actuarial testing which we conduct as a part of the design of our index products and on an ongoing basis, we believe the risk that contractual features would prevent us from controlling option costs is not material.

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

Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims.  We are currently a defendant in several purported class action lawsuits filed in state courts alleging improper sales practices.  In these lawsuits, the plaintiffs are seeking returns of premiums and other compensatory and punitive damages.  We have reached a final settlement in one of these cases, the impact of which is expected to be immaterial.  The class was certified as such incident to the settlement of that case.  No class has not been certified in any of the other pending cases at this time.  Although we have denied all allegations in these lawsuits and intend to vigorously defend against them, the lawsuits are in the early stages of litigation and neither their outcomes nor a range of possible outcomes can be determined at this time.  However, we do not believe that these lawsuits will have a material adverse effect on our business, financial condition or results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                                                                  The Company’s annual shareholders’ meeting was held on June 9, 2005.

(b) and (c)   (i)                     Election of the following directors to the Company’s Board of Directors:

	FOR	WITHHELD

James M. Gerlach	27,400,269	8,383,477
Ben T. Morris	34,196,402	1,587,344
David S. Mulcahy	33,293,448	2,490,298

ITEM 6. EXHIBITS

4.23	Indenture dated June 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee

4.24	Guarantee Agreement dated June 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 4, 2005	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

		By:	/s/ David J. Noble
David J. Noble, Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Wendy L. Carlson
Wendy L. Carlson, Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Ted M. Johnson
Ted M. Johnson, Vice President - Accounting
(Principal Accounting Officer)