Form 10-Q
period 2005-09-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2005-11-04
CIK 1039828

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes       ☒       No        ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       ☐       No        ☒

APPLICABLE TO CORPORATE ISSUERS:

Shares of common stock outstanding at October 31, 2005: 40,125,206

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	September 30, 2005	December 31, 2004
		(Restated)
Assets
Investments:
Fixed maturity securities:
Available for sale, at market (amortized cost: 2005 - $3,944,352; 2004 - $2,769,804)	$3,877,240	$2,705,323
Held for investment, at amortized cost (market: 2005 - $4,448,962; 2004 - $4,005,775)	4,520,073	4,098,493
Equity securities, available for sale, at market (cost: 2005 - $59,778; 2004 - $38,838)	58,235	38,303
Mortgage loans on real estate	1,220,622	959,779
Derivative instruments	156,352	148,006
Policy loans	373	362
Total investments	9,832,895	7,950,266
Cash and cash equivalents	60,423	66,542
Coinsurance deposits - related party	1,988,238	2,068,700
Accrued investment income	65,112	44,871
Deferred policy acquisition costs	910,483	713,021
Deferred sales inducements	272,607	159,467
Deferred income tax asset	81,121	56,142
Other assets	29,576	28,279

Total assets	$13,240,455	$11,087,288

	September 30, 2005	December 31, 2004
		(Restated)
Liabilities and Stockholders’ Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$73,721	$62,073
Annuity and single premium universal life products	11,554,227	9,745,896
Other policy funds and contract claims	118,739	94,410
Other amounts due to related parties	25,371	31,955
Notes payable	277,424	283,375
Subordinated debentures	209,907	173,576
Amounts due under repurchase agreements	319,773	264,875
Federal income taxes payable	5,996	8,554
Other liabilities	306,983	117,031
Total liabilities	12,892,141	10,781,745

Stockholders’ equity:
Common Stock, par value $1 per share, 75,000,000 shares authorized; issued and outstanding: 2005 - 40,042,956 shares; 2004 - 38,360,343 shares	40,043	38,360
Additional paid-in capital	226,912	215,793
Accumulated other comprehensive loss	(21,223)	(19,269)
Retained earnings	102,582	70,659
Total stockholders’ equity	348,314	305,543
Total liabilities and stockholders’ equity	$13,240,455	$11,087,288

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues:
Traditional life and accident and health insurance premiums	$3,539	$3,581	$10,559	$11,680
Annuity and single premium universal life product charges	6,105	5,355	19,390	15,671
Net investment income	142,350	109,434	400,411	314,220
Realized gains (losses) on investments	(7,057)	422	(6,605)	811
Change in fair value of derivatives	16,038	(19,696)	(21,924)	(18,815)
Total revenues	160,975	99,096	401,831	323,567

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	3,338	2,424	10,296	10,055
Interest credited to account balances	93,882	77,368	224,812	236,965
Change in fair value of embedded derivatives	14,746	(25,913)	11,381	(53,244)
Interest expense on notes payable	4,082	245	12,271	1,100
Interest expense on subordinated debentures	3,826	2,428	10,014	6,821
Interest expense on amounts due under repurchase agreements	3,162	1,047	6,825	2,160
Amortization of deferred policy acquisition costs	14,445	16,551	47,105	46,442
Other operating costs and expenses	8,648	8,283	26,526	24,637
Total benefits and expenses	146,129	82,433	349,230	274,936
Income before income taxes and minority interest	14,846	16,663	52,601	48,631
Income tax expense	5,183	5,952	18,178	33,573
Income before minority interest	9,663	10,711	34,423	15,058
Minority interest	2,500	—	2,500	(326)
Net income	$7,163	$10,711	$31,923	$15,384

Earnings per common share	$0.19	$0.28	$0.83	$0.40
Earnings per common share - assuming dilution	$0.17	$0.26	$0.75	$0.38

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	(Restated)
Balance at January 1, 2004	$625	$35,294	$208,436	$(22,742)	$42,103	$263,716
Comprehensive income:
Net income for period	—	—	—	—	15,384	15,384
Change in net unrealized investment gains/losses	—	—	—	9,833	—	9,833
Total comprehensive income						25,217
Issuance of 805,000 shares of common stock less issuance expenses of $507	—	805	5,933	—	—	6,738
Exercise of 6,000 management subscription rights	—	6	26	—	—	32
Conversion of $2,250 of subordinated debentures	—	278	1,840	—	—	2,118
Conversion of 625,000 shares of Series Preferred Stock	(625)	1,875	(1,250)	—	—	—
Balance at September 30, 2004	$—	$38,258	$214,985	$(12,909)	$57,487	$297,821

Balance at January 1, 2005, as previously reported	$—	$38,360	$215,793	$(19,269)	$86,620	$321,504
Adjustment for the cumulative effect on prior years of applying retroactively the new method of accounting for a variable interest entity	—	—	—	—	(15,961)	(15,961)
Balance at January 1, 2005, as restated	—	38,360	215,793	(19,269)	70,659	305,543
Comprehensive income:
Net income for period	—	—	—	—	31,923	31,923
Change in net unrealized investment gains/losses	—	—	—	(1,954)	—	(1,954)
Total comprehensive income						29,969
Conversion of $170 of subordinated debentures	—	21	142	—	—	163
Issuance of 19,500 shares of common stock	—	20	202	—	—	222
Exercise of 1,642,125 management subscription rights and stock options, including related income tax benefits	—	1,642	10,775	—	—	12,417
Balance at September 30, 2005	$—	$40,043	$226,912	$(21,223)	$102,582	$348,314

Total comprehensive loss for the third quarter of 2005 was $11.8 million and was comprised of net income of $7.2 million and an increase in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $19.0 million.

Total comprehensive income for the third quarter of 2004 was $34.2 million and was comprised of net income of $10.7 million and a decrease in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $23.5 million.

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2005	2004
		(Restated)
Operating activities
Net income	$31,923	$15,384
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	224,812	236,965
Annuity and single premium universal life product charges	(19,390)	(15,671)
Change in fair value of embedded derivatives	11,381	(53,244)
Increase in traditional life and accident and health insurance reserves	11,648	13,469
Policy acquisition costs deferred	(245,464)	(116,913)
Amortization of deferred policy acquisition costs	47,105	46,442
Provision for depreciation and other amortization	1,458	1,052
Amortization of discount and premiums on fixed maturity securities	(132,293)	(99,732)
Realized losses (gains) on investments	6,605	(811)
Change in fair value of derivatives	21,924	18,815
Deferred income taxes	(23,927)	4,827
Changes in other operating assets and liabilities:
Accrued investment income	(20,241)	(19,709)
Federal income taxes recoverable	(2,558)	2,246
Other policy funds and contract claims	24,329	24,189
Other amounts due to related parties	1,157	28,035
Other liabilities	17,445	11,280
Other	1,847	(1,197)
Net cash provided by (used in) operating activities	(42,239)	95,427

Investing Activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	365,142	1,196,938
Fixed maturity securities - held for investment	1,332,689	746,826
Equity securities, available for sale	11,057	18,525
Mortgage loans on real estate	89,784	43,298
Derivative instruments	90,031	73,432
	1,888,703	2,079,019
Acquisition of investments:
Fixed maturity securities - available for sale	(1,384,677)	(986,911)
Fixed maturity securities - held for investment	(1,606,374)	(1,550,797)
Equity securities, available for sale	(30,763)	(30,167)
Mortgage loans on real estate	(350,627)	(301,381)
Derivative instruments	(128,269)	(80,763)
Policy loans	(11)	(30)
	(3,500,721)	(2,950,049)

Purchases of property and equipment	(4,268)	(2,630)
Net cash used in investing activities	(1,616,286)	(873,660)

	Nine months ended September 30,
	2005	2004
		(Restated)
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$2,177,093	$1,353,887
Coinsurance deposits - related party	(4,055)	(201,102)
Return of annuity and single premium universal life policyholder account balances	(612,301)	(533,078)
Financing fees incurred and deferred	(1,423)	(1,418)
Increase in amounts due under repurchase agreements	54,898	152,372
Repayments of notes payable	(5,951)	(29,810)
Net proceeds from issuance of common stock	9,145	6,770
Proceeds from subordinated debentures	35,000	37,500
Net cash provided by financing activities	1,652,406	785,121
Increase (decrease) in cash and cash equivalents	(6,119)	6,888

Cash and cash equivalents at beginning of period	66,542	33,752
Cash and cash equivalents at end of period	$60,423	$40,640

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest on notes payable and repurchase agreements	$13,650	$2,884
Interest on subordinated debentures	9,258	6,053
Income taxes - life subsidiaries	39,000	26,500

Non-cash financing and investing activities:
Premium and interest bonuses deferred as sales inducements	118,829	45,915
Conversion of subordinated debentures	163	2,118
Conversion of Series Preferred Stock	—	625
Subordinated debentures issued to subsidiary trusts for common equity securities of the subsidiary trust	1,090	1,170

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

1.  Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements of American Equity Investment Life Holding Company  (the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by GAAP for complete financial statements.  The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited financial statements.  Operating results for the three-month and nine-month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

The Company acquired American Equity Investment Service Company (“Service Company”) from David Noble, the Company’s Chairman, Chief Executive Officer and President on September 2, 2005.  For further information on the acquisition of the Service Company, see note 2 to the Company’s unaudited consolidated financial statements.  This acquisition results in the consolidation of the Service Company as a wholly-owned subsidiary of the Company, rather than an “implicit variable interest” under the Financial Accounting Standards Board (“FASB”) Staff Position No. FIN 46(R)-5 (“FSP FIN 46(R)-5”), “Implicit Variable Interests under FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities”, which was issued by the FASB during the first quarter of 2005.  Prior to the acquisition, the Company had an implicit variable interest in the Service Company and as a result, under FSP FIN 46(R)-5, the Company  consolidated the Service Company.  As permitted by the FSP, the Company applied FSP FIN 46(R)-5 retroactive to January 1, 2003, the date of the Company’s original adoption of FIN 46, and, accordingly, the financial statements for the three months and nine months ended September 30, 2004 and the balance sheet as of December 31, 2004 presented herein have been restated.  There was no cumulative effect on January 1, 2003 due to the adoption of FSP FIN 46(R)-5.  All intercompany transactions between the Company and the Service Company were eliminated retroactively to January 1, 2003.

The consolidation of the Service Company decreased net income by $2.8 million for the three months and nine months ended September 30, 2005.  The effect on net income for the three months ended September 30, 2004 was immaterial.  Previously reported net income, earnings per common share and earnings per common share - assuming dilution for the nine months ended September 30, 2004 decreased by $16.1 million, $0.43 and $0.37, respectively, due to the consolidation of the Service Company.  Prior to January 1, 2004, the Service Company was taxed as a Subchapter S Corporation.  Effective January 1, 2004, the Service Company revoked its Subchapter S election, which required the recognition of a deferred income tax liability on the basis of the differences that existed at that date, all of which is reflected in income tax expense for the nine months ended September 30, 2004.  The increase in income tax expense for the nine months ended September 30, 2004 was approximately $16.3 million, and is the principal reconciling item between the amount computed at the applicable statutory federal income tax rate (35%) and the amount reported in the unaudited consolidated statement of operations.  The primary impact on the restated consolidated balance sheet as of December 31, 2004 was a reduction of the deferred income tax asset, receivables from related parties, amounts due to related party under General Agency Commission and Servicing Agreement, and retained earnings of $14.4 million, $16.6 million, $35.8 million and $16.0 million, respectively, and an increase in notes payable of $23.4 million.

Reclassifications

Certain amounts in the unaudited consolidated financial statements for the periods ended September 30, 2004 have been reclassified to conform to the financial statement presentation for the periods ended September 30, 2005.

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

	2005	2004
Risk-free interest rate	4.44%	2.48%
Dividend yield	0%	0%
Weighted-average expected life	10 years	10 years
Expected volatility	23.8%	29.5%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma unaudited net earnings and earnings per common share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
	(Dollars in thousands, except per share data)
Net income, as reported - numerator for earnings per common share	$7,163	$10,711	$31,923	$15,384
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(23)	(451)	(873)	(758)
Net income, pro forma - numerator for earnings per common share, pro forma	7,140	10,260	31,050	14,626
Interest on convertible subordinated debentures, net of income tax benefit	300	308	902	952
Numerator for earnings per common share - assuming dilution, pro forma	$7,440	$10,568	$31,952	$15,578

Earnings per common share, as reported	$0.19	$0.28	$0.83	$0.40
Earnings per common share, pro forma	$0.19	$0.27	$0.81	$0.38
Earnings per common share - assuming dilution, as reported	$0.17	$0.26	$0.75	$0.38
Earnings per common share - assuming dilution, pro forma	$0.17	$0.25	$0.73	$0.36

New Accounting Pronouncements

In September 2005, the Accounting Standards Executive Committee issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts”.  Modifications or exchanges that are determined to result in a replacement contract that is substantially unchanged from the original contract should be accounted for as a continuation of the original contract.  Contract modifications or exchanges resulting in a replacement contract that is substantially different from the original contract should be accounted for as an extinguishment of the original contract and any unamortized deferred acquisitions costs and deferred sales inducements from the original contract should not be deferred in connection with the replacement contract.  This SOP is effective for modifications or exchanges of previous contracts occurring in fiscal years beginning after December 15, 2006.  The Company is in the process of evaluating the impact this SOP will have on its consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Account Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”), which changes the requirements for the accounting and reporting of a change in accounting principle.  SFAS 154 applies to all voluntary changes in accounting principles and also to changes required by an accounting pronouncement that does not contain specific transition provisions.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company will adopt SFAS 154 effective January 1, 2006 and anticipates no impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123R”).  SFAS 123R requires expensing stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only.  SFAS 123R is effective for the Company as of January 1, 2006 and will apply to all awards granted, modified, cancelled or purchased after that date as well as the unvested portion of prior awards.  The Company will prospectively adopt SFAS 123R as of the effective date and does not believe it will have a material effect on the financial statements.

2.  American Equity Investment Service Company

The Company acquired all of the outstanding stock of the Service Company for one dollar on September 2, 2005.  Prior to the acquisition,  the Company had an implicit variable interest in the Service Company and was required to include the Service Company in its consolidated financial statements in accordance with FSP FIN 46(R)-5 as described in note 1.  The Service Company was consolidated in the first quarter of 2005, retroactive to January 1, 2003.  The impact to the  Company’s unaudited consolidated financial statements of consolidating the Service Company is described in note 1.   The $2.5 million dividend distribution to the Company’s chairman by the Service Company preceding this acquisition is recorded on the Company’s unaudited consolidated statements of operations on the minority interest line. Cash and cash equivalents at September 30, 2005 and December 31, 2004 include $2.5 million of restricted cash under terms of a credit agreement between the Service Company and a third party.

The Company has a General Agency Commission and Servicing Agreement with the Service Company whereby the Service Company acts as a national supervisory agent with responsibility for paying commissions to agents of the Company.  This Agreement is more fully described in note 8 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

3.  Subordinated Debentures

On June 15, 2005, American Equity Capital Trust IX (“Trust IX”) issued 15 million shares of floating rate (three month London Interbank Offered Rate plus 3.65%) trust preferred securities.  On August 4, 2005, American Equity Capital Trust X (“Trust X”) issued 20 million shares of floating rate (three month London Interbank Offered Rate plus 3.65%) trust preferred securities.  In connection with the issuance of these trust preferred securities and the related purchase by the Company of all of the Trusts’ common securities, the Company issued $15.5 million in principal amount of its floating rate subordinated debentures due June 15, 2035 to Trust IX and $20.6 million in principal amount of its floating rate subordinated debentures due September 15, 2035 to Trust X.  The sole assets of Trusts IX and X are the subordinated debentures and any interest accrued thereon.  The interest rate and payment dates on the subordinated debentures correspond to the dividend rate and distribution dates on the trust preferred securities issued by Trusts IX and X.  The trust preferred securities mature simultaneously with the subordinated debentures.  All of the trust preferred securities are unconditionally guaranteed by the Company to the extent of the assets of Trusts IX and X.  Although the Company owns all of the common securities of Trusts IX and X, in accordance with FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, the Company does not consolidate Trusts IX and X.  This accounting treatment is more fully described in note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

4.  Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
	(Dollars in thousands, except per share data)
Numerator:
Net income - numerator for earnings per common share	$7,163	$10,711	$31,923	$15,384
Interest on convertible subordinated debentures (net of income tax benefit)	300	308	902	952
Numerator for earnings per common share - assuming dilution	$7,463	$11,019	$32,825	$16,336

Denominator:
Weighted average common shares outstanding	38,496,751	38,257,812	38,416,387	37,261,111
Participating preferred stock	—	—	—	855,383
Denominator for earnings per common share	38,496,751	38,257,812	38,416,387	38,116,494

Effect of dilutive securities:
Convertible subordinated debentures	2,851,806	2,920,940	2,855,646	3,038,539
Stock options and management subscription rights	1,589,123	1,301,630	1,619,571	1,524,661
Deferred compensation agreements	848,083	439,812	841,133	433,133
Denominator for earnings per common share - assuming dilution	43,785,763	42,920,194	43,732,737	43,112,827

Earnings per common share	$0.19	$0.28	$0.83	$0.40
Earnings per common share - assuming dilution	$0.17	$0.26	$0.75	$0.38

5.  Contingencies

Assessments are, from time to time, levied on the Company by life and health guaranty associations in most states in which the Company is licensed to cover losses to policyholders of insolvent or rehabilitated companies.  The Company has a liability established for future assessments related to the insolvency of London Pacific Life and Annuity Company of $0.9 million and $1.2 million at September 30, 2005 and December 31, 2004, respectively.  The Company believes the liability for guaranty fund assessments is sufficient to provide for future assessments based upon known insolvencies.

In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits alleging improper product design, improper sales practices and similar claims.  The Company is currently a defendant in several purported class action lawsuits alleging improper sales practices.  In these lawsuits, the plaintiffs are seeking returns of premiums and other compensatory and punitive damages.  The Company has reached a settlement in one of these cases, which is pending appeal.  The impact of the settlement is deemed to be immaterial.  In a second case, a class was certified consisting of persons who purchased trusts from other defendants in that case.  No class has been certified in any of the other pending cases at this time.  Although the Company has denied all allegations in these lawsuits and intends to vigorously defend against them, the lawsuits are in the early stages of litigation and neither their outcomes nor a range of possible outcomes can be determined at this time.  However, the Company does not believe that these lawsuits will have a material adverse effect on its business, financial condition or results of operations.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis reviews our unaudited consolidated financial position at September 30, 2005, and the unaudited consolidated results of operations for the periods ended September 30, 2005 and 2004, and where appropriate, factors that may affect future financial performance.  This analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

Results of Operations

Three and Nine Months Ended September 30, 2005 and 2004

Annuity deposits by product type collected during the three months and nine months ended September 30, 2005 and 2004, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2005	2004	2005	2004
	(Dollars in thousands)

Index annuities:
Index strategies	$454,723	$246,317	$1,316,725	$749,312
Fixed strategy	239,047	149,296	685,289	353,915
	693,770	395,613	2,002,014	1,103,227
Fixed rate annuities:
Single-year rate guaranteed	42,425	65,558	164,359	232,384
Multi-year rate guaranteed	2,460	4,560	10,720	18,276
	44,885	70,118	175,079	250,660
Total before coinsurance ceded	738,655	465,731	2,177,093	1,353,887
Coinsurance ceded	939	30,746	4,055	201,102
Net after coinsurance ceded	$737,716	$434,985	$2,173,038	$1,152,785

For information related to our coinsurance agreements, see note 5 to our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Gross annuity deposits for the three months and nine months ended September 30, 2005 increased 59% and 61%, respectively, compared to the same periods in 2004 resulting from increased marketing efforts following the completion of our initial public offering (“IPO”).  The gross annuity deposits for the three months and nine months ended September 30, 2005 are benefitting from the marketing efforts that occurred throughout 2004 and which have continued into 2005.

Net annuity deposits after coinsurance ceded increased 70% and 89%, respectively, during the three months and nine months ended September 30, 2005 compared to the same periods in 2004 because we suspended our coinsurance agreement with EquiTrust Life Insurance Company (“EquiTrust”), a subsidiary of FBL Financial Group, Inc., effective August 1, 2004.  Prior to this date, the amount ceded under the coinsurance agreement with EquiTrust was 20%.

Net income decreased 33% to $7.2 million for the third quarter of 2005, and increased 108% to $31.9 million for the nine months ended September 30, 2005, compared to $10.7 million and $15.4 million for the same periods in 2004.  The comparisons of net income reflect net realized losses on investments (after income taxes and the related effect on amortization of deferred policy acquisition costs and deferred sales inducements) of $2.6 million and $2.3 million for the three months and nine months ended September 30, 2005, respectively, compared to net realized gains (after income taxes and the related effect on amortization of deferred policy acquisition costs and deferred sales inducements) of $0.3 million and $0.5 million in the comparable periods for 2004.  The net realized losses for the 2005 periods are primarily attributable to $7.3 million of other than temporary impairments recognized in the third quarter of 2005.  See Financial Condition - Investments for a discussion of other than temporary impairments.

The comparisons of net income also reflect the impact of the consolidation of the Service Company.  As discussed in notes 1 and 2 to our unaudited consolidated financial statements, we acquired the Service Company on September 2, 2005, resulting in the consolidation of the Service Company as a wholly-owned subsidiary of the Company, rather than an “implicit variable interest” under FSP FIN 46(R)-5.  Prior to the acquisition, we had an implicit variable interest in the Service Company and we consolidated the Service Company under FSP FIN 46(R)-5 upon its adoption by us in the first quarter of 2005.  As permitted by the FSP, we applied FSP FIN 46(R)-5 retroactive to January 1, 2003, the date of our original adoption of FIN 46, and accordingly, the financial statements for the three months and nine months ended September 30, 2004 have been restated.  The consolidation of the Service Company reduced net income by $2.8 million for the three months and nine months ended September 30, 2005.  This amount was principally due to a $2.5 million distribution to the former shareholder of the Service Company prior to the September 2, 2005 acquisition and an adjustment to the Service Company’s deferred income tax liability as a result of a change in its effective income tax rate upon becoming a wholly-owned subsidiary of the Company.

The adoption of FSP FIN 46(R)-5 and consolidation of the Service Company as an “implicit variable interest” did not have a material effect on net income for the three months ended September 30, 2004.  The principal difference between net income of $31.5 million previously reported for the nine months ended September 30, 2004 and the restated amount was the recognition of a deferred income tax liability that arose from a change in the federal income tax status of the Service Company in that period.  Income tax expense as previously reported was $16.3 million less than the restated amount for the nine months ended September 30, 2004.

The increase in net income attributable to factors other than the factors cited above is principally due to growth in the volume of business in force and an increase in the investment spread earned on our annuity liabilities.  The average amount of annuity liabilities outstanding

(net of annuity liabilities ceded under coinsurance agreements) increased 28% from $6.8 billion for the nine months ended September 30, 2004 to $8.6 billion for the nine months ended September 30, 2005.  As set forth in a table following, we increased our aggregate investment spread to 2.50% for the nine months ended September 30, 2005 compared to 2.39% for the same period in 2004.  The increase in net income also benefitted from the spread earned on the investment of the net proceeds from the issuance of $260.0 million of convertible senior debt during December 2004.  Net income in each period was also impacted by the application of SFAS No. 133 to our index annuity business which we estimate resulted in a $2.5 million decrease in net income for the third quarter of 2005 and a decrease of $5.4 million for the nine months ended September 30, 2005 compared to decreases of $0.5 million and $0.2 million for the same periods in 2004.

Our investment spread is summarized as follows:

	Nine Months Ended September 30,
	2005	2004

Average yield on invested assets	6.19%	6.32%
Cost of money:
Aggregate	3.69%	3.93%
Average net index costs for index annuities	3.34%	3.37%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.33%	3.47%
Multi-year rate guaranteed	5.55%	5.59%

Investment spread:
Aggregate	2.50%	2.39%
Index annuities	2.85%	2.95%
Fixed rate annuities:
Annually adjustable	2.86%	2.85%
Multi-year rate guaranteed	0.64%	0.73%

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

Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) increased 14% to $6.1 million for the third quarter of 2005, and 24% to $19.4 million for the nine months ended September 30, 2005 compared to $5.4 million and $15.7 million for the same periods in 2004.  The increase in surrender charges collected during the three months and nine months ended September 30, 2005 compared to the same periods in 2004 were principally due to a higher amount of surrenders subject to surrender charges in 2005.  Withdrawals from annuity and single premium universal life policies subject to surrender charges were $40.5 million and $35.4 million for the three months ended September 30, 2005 and 2004, respectively, and $137.5 million and $102.7 million for the nine months ended September 30, 2005 and 2004, respectively.

Net investment income increased 30% to $142.4 million in the third quarter of 2005, and 27% to $400.4 million for the nine months ended September 30, 2005 compared to $109.4 million and $314.2 million for the same periods in 2004.  These increases are principally attributable to the growth in our annuity business and corresponding increases in our invested assets, offset by a decrease in the average yield earned on investments.  Invested assets (on an amortized cost basis) increased 36% to $9.75 billion at September 30, 2005 compared to $7.16 billion at September 30, 2004, while the average yield earned on average invested assets was 6.19% for the nine months ended September 30, 2005 compared to 6.32% for the same period in 2004.  The decline in the yield earned on average invested assets is attributable to a general decline in interest rates and the reinvestment of net redemption proceeds from called securities at lower yields.  See Quantitative and Qualitative Disclosures About Market Risk.

Realized losses on investments were $7.1 million in the third quarter of 2005 compared to realized gains of $0.4 million for the same period in 2004.  For the nine months ended September 30, 2005, we had realized losses of $6.6 million compared to realized gains of $0.8 million for the same period in 2004.  Realized gains and losses on investments fluctuate from period to period due to changes in the interest rate and economic environment and the timing of the sale of investments.  Realized gains and losses on investments include gains and losses on the sale of securities as well as losses recognized when the fair value of a security is written down in recognition of an “other than temporary” impairment.

The components of realized gains (losses) on investments for the three months and nine months ended September 30, 2005 and 2004 are set forth as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$711	$4,081	$5,363	$13,628
Gross realized losses	(446)	—	(3,631)	(136)
Writedowns (other than temporary impairments)	(7,323)	(3,659)	(8,450)	(12,828)
	(7,058)	422	(6,718)	664
Equity securities	1	—	113	147
	$(7,057)	$422	$(6,605)	$811

See Financial Condition - Investments for additional discussion of write downs of the fair value of securities for other than temporary impairments.

Change in fair value of derivatives (call options purchased to fund annual index credits on index annuities) was an increase of $16.0 million in the third quarter of 2005 and a decrease of $21.9 million for the nine months ended September 30, 2005 compared to decreases of $19.7 million and $18.8 million for the same periods in 2004.  The components of the change in fair value of derivatives are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Change in fair value of derivatives:
Proceeds received at expiration or gains recognized upon early termination	$41,109	$22,910	$66,849	$74,068
Cost of money for index annuities	(30,387)	(16,118)	(78,592)	(40,388)
Change in difference between fair value and remaining option cost at beginning and end of period	5,316	(26,488)	(10,181)	(52,495)
	$16,038	$(19,696)	$(21,924)	$(18,815)

The difference between the change in fair value of derivatives between the periods is primarily due to the performance of the indices upon which our options are based.  A substantial portion of our options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices.  The range of index appreciation during the three months and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
S&P 500 Index
Point-to-point strategy	7.0% - 14.9%	7.6% - 13.6%	1.6% - 14.9%	7.6% - 31.3%
Monthly average strategy	4.4% - 9.9%	7.5% - 12.5%	0.0% - 9.9%	6.8% - 29.2%
Monthly point-to-point strategy	4.4% - 12.0%	n/a	0.9% - 12.0%	n/a
Lehman Brothers U.S. Aggregate and U.S. Treasury indices	3.1% - 7.1%	2.0% - 6.8%	1.2% - 7.7%	1.8% - 6.8%

Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the index annuity policies (participation rates, asset fees and caps) which allow us to manage the cost of the options purchased to fund the annual index credits.

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

Interest credited to account balances increased 21% to $93.9 million in the third quarter of 2005, and decreased 5% to $224.8 million for the nine months ended September 30, 2005 compared to $77.4 million and $237.0 million for the same periods in 2004.  The components of interest credited to account balances are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)

Index credits on index policies	$41,831	$32,335	$69,671	$103,974
Interest credited on fixed rate annuities and amounts allocated to fixed rate option and minimum guaranteed interest for index annuities	49,968	42,576	147,592	126,471
Amortization of deferred sales inducements	2,083	2,457	7,549	6,520
	$93,882	$77,368	$224,812	$236,965

The changes in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options.  The increases in interest credited on fixed rate annuities and amounts allocated to the fixed rate option and minimum guaranteed interest for index annuities were due to the growth in the annuity liabilities outstanding, partially offset by decreases in interest crediting rates on many of our products which we implemented in connection with our spread management process (see table above for average crediting rates for fixed rate annuities).  The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 28% during the nine months ended September 30, 2005 to $8.6 billion from $6.8 billion during the same period in 2004.  The decrease in amortization of deferred sales inducements for the third quarter was primarily due to the net realized capital loss in the third quarter of 2005, offset in part by an increase in amortization attributable to the growth in the annuity liabilities outstanding.  The increase in amortization of deferred sales inducements for the nine months was primarily due to the growth in the annuity liabilities outstanding, offset in part by a reduction in amortization attributable to the net realized capital loss for the nine months ended September 30, 2005.  The reduction in amortization in the 2005 periods attributable to the net realized capital loss was $0.7 million.

Change in fair value of embedded derivatives was an increase of $14.7 million in the third quarter of 2005 and an increase of $11.4 million for the nine months ended September 30, 2005 compared to decreases of $25.9 million and $53.2 million for the same periods in 2004.  The increases recognized during the 2005 periods compared to the decreases in the 2004 periods reflect changes in the expected index credits on the next policy anniversary dates, which are related to the change in the fair value of the options acquired to fund these index credits discussed above in the “change in fair value of derivatives”.  The amounts for all periods also reflect increases in the net cost of annual options expected to be purchased in the future to fund index credits and increases in the host value of the index reserve which coincided with the growth in the index annuity liabilities outstanding.  See Critical Accounting Policies - Derivative Instruments - Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Interest expense on notes payable increased to $4.1 million in the third quarter of 2005 and to $12.3 million for the nine months ended September 30, 2005 compared to $0.2 million and $1.1 million for the same periods in 2004.  These increases were primarily due to the issuance of $260.0 million of convertible senior notes at a fixed rate of 5.25% per annum during December 2004.  See note 7 to our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Interest expense on subordinated debentures increased 58% to $3.8 million in the third quarter of 2005 and 47% to $10.0 million for the nine months ended September 30, 2005 compared to $2.4 million and $6.8 million for the same periods in 2004.  These increases were primarily due to the issuance of additional floating rate subordinated debentures during 2004 of $59.3 million and $36.1 million during 2005 and increases in weighted average interest rates which were 7.51% for the third quarter of 2005 and 7.27% for the nine months ended September 30, 2005 compared to 6.78% and 6.93% for the same periods in 2004.  The amount of subordinated debentures outstanding at September 30, 2004 was $153.2 million compared to $210.0 million at September 30, 2005.

Interest expense on amounts due under repurchase agreements increased to $3.2 million in the third quarter of 2005 and to $6.8 million for the nine months ended September 30, 2005 compared to $1.0 million and $2.2 million for the same periods in 2004.  These increases were principally due to increases in the borrowings outstanding which averaged $329.8 million for the third quarter of 2005, and $283.9 million for the nine months ended September 30, 2005 compared to $233.0 million and $201.0 million for the same periods in 2004 and increases in the weighted average interest rates on amounts borrowed which were 3.80% for the third quarter of 2005 and 3.21% for the nine months ended September 30, 2005 compared to 1.78% and 1.43% for the same periods in 2004.

Amortization of deferred policy acquisition costs decreased 13% to $14.4 million in the third quarter of 2005 and increased 1% to $47.1 million for the nine months ended September 30, 2005 compared to $16.6 million and $46.4 million for the same periods in 2004.  Amortization for the three month and nine month periods ended September 30, 2005 was reduced by $2.3 million as a result of the net realized capital losses for those periods.  The application of SFAS No. 133 resulted in decreases in amortization of $4.0 million and $9.8 million for the three months and nine months ended September 30, 2005, respectively, compared to increases of $0.2 million and $0.8 million for the same periods in 2004.  These amounts offset the increase in amortization attributable to the growth in the annuity liabilities outstanding for the third quarter of 2005 and significantly reduced such amounts for the nine months ended September 30, 2005.

Other operating costs and expenses increased 4% to $8.6 million in the third quarter of 2005 and 8% to $26.5 million for the nine months ended September 30, 2005 compared to $8.3 million and $24.6 million for the same periods in 2005.  The increases for the three months and nine months ended September 30, 2005 compared to the same period in 2004 was principally attributable to increases of $0.6 million and $2.6 million in legal fees.  See Other Information - Legal Proceedings for a discussion of current litigation.

Income tax expense decreased 13% to $5.2 million in the third quarter of 2005 and 46% to $18.2 million for the nine months ended September 30, 2005 compared to $6.0 million and $33.6 million for the same periods in 2004.  The decrease in income tax expense for the third quarter was principally due to a decrease in pretax income.  Income tax expense for the nine months ended September 30, 2004 was increased by $16.3 million due to the consolidation of a variable interest entity under FIN 46.  (See note 1 to our unaudited consolidated financial statements.)  Excluding the impact of this item, income tax expense for the nine months ended September 30, 2005 would have increased by $0.9 million principally due to an increase in pretax income.

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

Investments increased to $9.83 billion at September 30, 2005 compared to $7.95 billion at December 31, 2004 as a result of the growth in our annuity business discussed above.  At September 30, 2005, the fair value of our available for sale fixed maturity and equity securities was $68.7 million less than the amortized cost of those investments, compared to $65.0 million at December 31, 2004.  At September 30, 2005, the amortized cost of our fixed maturity securities held for investment exceeded the market value by $71.1 million, compared to $92.7 million at December 31, 2004.  The decrease in net unrealized investment losses at September 30, 2005 compared to December 31, 2004 is principally related to a decrease in market interest rates.

The composition of our investment portfolio is summarized as follows:

	September 30, 2005		December 31, 2004
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government and agencies	$7,093,793	72.1%	$5,730,894	72.1%
Public utilities	52,707	0.5%	44,849	0.6%
Corporate securities	569,810	5.8%	338,407	4.3%
Redeemable preferred stocks	48,656	0.5%	35,369	0.4%
Mortgage and asset-backed securities:
United States Government and agencies	230,757	2.4%	257,004	3.2%
Non-government	401,590	4.1%	397,293	5.0%
Total fixed maturity securities	8,397,313	85.4%	6,803,816	85.6%
Equity securities	58,235	0.6%	38,303	0.5%
Mortgage loans on real estate	1,220,622	12.4%	959,779	12.0%
Derivative instruments	156,352	1.6%	148,006	1.9%
Policy loans	373	—	362	—
Total investments	$9,832,895	100.0%	$7,950,266	100.0%

At September 30, 2005 and December 31, 2004, the amortized cost and estimated fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
September 30, 2005
Fixed maturity securities:
Available for sale:
United States Government and agencies	58	$2,639,043	$(59,609)	$2,579,434
Public utilities	6	28,935	(976)	27,959
Corporate securities	35	298,175	(9,248)	288,927
Redeemable preferred stocks	7	30,183	(1,118)	29,065
Mortgage and asset-backed securities:
United States Government and agencies	5	7,376	(100)	7,276
Non-government	18	254,006	(10,310)	243,696
	129	$3,257,718	$(81,361)	$3,176,357

Held for investment:
United States Government and agencies	69	$4,027,136	$(71,659)	$3,955,477
	69	$4,027,136	$(71,659)	$3,955,477

Equity securities:
Non-redeemable preferred stocks	8	$25,290	$(761)	$24,529
Common stocks	4	6,445	(1,037)	5,408
	12	$31,735	$(1,798)	$29,937

	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2004
Fixed maturity securities:
Available for sale:
United States Government and agencies	32	$1,705,737	$(58,759)	$1,646,978
Public utilities	11	65,488	(6,916)	58,572
Corporate securities	4	20,000	(584)	19,416
Mortgage and asset-backed securities:
United States Government and agencies	2	5,873	(72)	5,801
Non-government	12	278,393	(15,279)	263,114
	61	$2,075,491	$(81,610)	$1,993,881

Held for investment:
United States Government and agencies	56	$3,213,468	$(94,958)	$3,118,510
	56	$3,213,468	$(94,958)	$3,118,510

Equity securities:
Non-redeemable preferred stocks	3	$14,784	$(294)	$14,490
Common stocks	3	2,945	(572)	2,373
	6	$17,729	$(866)	$16,863

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2005 and December 31, 2004, by contractual maturity, that were in an unrealized loss position are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of our mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
September 30, 2005
Due after one year through five years	$4,920	$4,885	$—	$—
Due after five years through ten years	310,233	297,336	—	—
Due after ten years through twenty years	1,167,549	1,139,020	347,420	344,599
Due after twenty years	1,513,634	1,484,144	3,679,716	3,610,878
	2,996,336	2,925,385	4,027,136	3,955,477
Mortgage-backed and asset-backed securities	261,382	250,972	—	—
	$3,257,718	$3,176,357	$4,027,136	$3,955,477

December 31, 2004
Due after one year through five years	$5	$5	$—	$—
Due after five years through ten years	224,858	213,750	—	—
Due after ten years through twenty years	681,795	653,505	745,904	740,631
Due after twenty years	884,567	857,706	2,467,564	2,377,879
	1,791,225	1,724,966	3,213,468	3,118,510
Mortgage-backed and asset-backed securities	284,266	268,915	—	—
	$2,075,491	$1,993,881	$3,213,468	$3,118,510

The table below presents our fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations.

		September 30, 2005		December 31, 2004
NAIC Designation	Rating Agency Equivalent	Carrying Amount	Percent	Carrying Amount	Percent
		(Dollars in thousands)

1	Aaa/Aa/A	$7,958,431	94.8%	$6,585,322	96.8%
2	Baa	345,846	4.1%	162,298	2.4%
3	Ba	70,073	0.8%	20,555	0.3%
4	B	3,491	—	14,124	0.2%
5	Caa and lower	12,604	0.2%	13,298	0.2%
6	In or near default	6,868	0.1%	8,219	0.1%
	Total fixed maturities	$8,397,313	100.0%	$6,803,816	100.0%

At September 30, 2005 and December 31, 2004 the fair value of investments we owned that were non-investment grade or not rated were $51.3 million and $63.9 million, respectively.  Non-investment grade or not rated securities represented 1.0% at September 30, 2005 and December 31, 2004, of the fair value of our fixed maturity securities.  The unrealized losses on investments we owned that were non-investment grade or not rated at September 30, 2005 and December 31, 2004, were $3.2 million and $10.2 million, respectively.  The unrealized losses on such securities at September 30, 2005 and December 31, 2004 represented 2.1% and 5.7%, respectively, of gross unrealized losses on fixed maturity securities.

At September 30, 2005, we identified one of our invested assets which has characteristics (i.e. significant unrealized losses compared to book value and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment.  We have included this security on a list which is referred to as our watch list.  We have excluded from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary.

At September 30, 2005, the amortized cost and estimated fair value of fixed maturity securities on the watch list are as follows:

Issuer	Amortized Cost	Unrealized Losses	Estimated Fair Value	Maturity Date	Months Below Amortized Cost
	(Dollars in thousands)
Ford Motor Co.	$5,003	$(1,103)	$3,900	07/16/2031	6

We have reviewed this investment and concluded that there was no other than temporary impairment at September 30, 2005.  The factors that we considered in making this determination included the financial condition and near-term prospects of the issuer, whether the issuer is current on all payments and all contractual payments have been made, our intent and ability to hold the investment to allow for any anticipated recovery and the length of time and extent to which the fair value has been less than cost.

Our analysis of this security and its credit performance at September 30, 2005 is as follows:

Ford’s senior unsecured credit rating was lowered on August 24, 2005 due to intensified competition, high labor costs and consistently slipping market share in North America.  We determined that an other than temporary impairment charge on these securities was not necessary as Ford has strong liquidity allowing for time to correct market share losses and improve its cost structure.

The security on the watch list is current in respect to payments of principal and interest.  We have concluded that we have the intent and ability to hold this security for a period of time sufficient to allow for a recovery in fair value.

We took write downs on certain other investments that we concluded did have an other than temporary impairment during the nine months ended September 30, 2005 and 2004 of $8.5 million and $12.8 million, respectively.  Following is a discussion of each security for which we have taken write downs on during the nine months ended September 30, 2005 and 2004.

Northwest Airlines Pass Thru Certificates 1999-1 Class C are backed by the general credit of Northwest Airlines as well as the collateral from a pool of airplanes.  We wrote this security down by $5.8 million during the third quarter of 2005 based upon the uncertainty regarding the recovery of all principal and interest payments subsequent to Northwest Airlines bankruptcy filing on September 14, 2005.

Pegasus Aviation 1999-1A C1 is an asset-backed security backed by leases on airplanes.  We wrote down this security during the fourth quarter of 2001 by $1.9 million.  This write down resulted from changes in the amount of expected principal and interest payments on this security related to the downturn in the airline industry.  Due to continuing problems in the airline industry and further deterioration in the underlying collateral, we took an additional write down of $1.6 million on this security during the third quarter of 2005.

Pegasus 2001-1A C2 is an asset-backed security backed by leases on airplanes.  We wrote down this security during the third quarter of 2002 and the first quarter of 2003 by $3.0 million and $2.9 million, respectively.  These write downs resulted from changes in the amount of expected principal and interest payments on this security related to the downturn in the airline industry.  Due to continuing problems in the airline industry and further deterioration in the underlying collateral, we took an additonal write down of $1.1 million on this security during the second quarter of 2005.

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

Below is a list of securities which we have sold at a loss, excluding losses arising from interest rate changes and losses deemed immaterial, during the nine months ended September 30, 2005, excluding losses arising from interest rate changes and losses deemed immaterial.  There were no material realized losses on the sales of securities during the nine months ended September 30, 2004.

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

Oakwood Mortgage 2000-C Class M1 and Oakwood Mortgage 1999-E Class M2 are asset-backed securities backed by installment sales contracts secured by manufactured homes and liens on real estate.  We wrote down Oakwood Mortgage 1999-E Class M2 by $4.2 million and $2.7 million during the third and fourth quarters of 2003, respectively.  We wrote down Oakwood Mortgage 2000-C Class M1 by $7.6 million and $3.7 million during the first and fourth quarters of 2004, respectively.  These write downs resulted from deterioration in default rates on the underlying collateral.  Continued deterioration in the default rates on the underlying collateral led us to the decision that an additional impairment charge was required and concurrently we decided to sell these securities.

At September 30, 2005 and December 31, 2004, we held $1.22 billion and $0.96 billion, respectively, of mortgage loans with commitments outstanding of $99.4 million at September 30, 2005.  These mortgage loans are diversified as to property type, location, and loan size, and are collateralized by the related properties.  Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type.  As of September 30, 2005, there were no delinquencies or defaults in our mortgage loan portfolio.  The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	September 30, 2005		December 31, 2004
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$234,973	19.3%	$196,805	20.5%
Middle Atlantic	88,245	7.2%	80,098	8.3%
Mountain	190,242	15.6%	148,608	15.5%
New England	48,166	3.9%	50,624	5.3%
Pacific	101,072	8.3%	84,860	8.8%
South Atlantic	219,194	18.0%	166,606	17.4%
West North Central	244,047	19.9%	165,041	17.2%
West South Central	94,683	7.8%	67,137	7.0%
Total	$1,220,622	100.0%	$959,779	100.0%

	September 30, 2005		December 31, 2004
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Property type distribution
Office	$348,058	28.5%	$296,995	30.9%
Medical Office	72,991	6.0%	65,396	6.8%
Retail	276,786	22.7%	218,133	22.7%
Industrial/Warehouse	287,614	23.6%	236,835	24.7%
Hotel	52,659	4.3%	25,652	2.7%
Apartment	66,093	5.4%	44,984	4.7%
Mixed use/other	116,421	9.5%	71,784	7.5%
Total	$1,220,622	100.0%	$959,779	100.0%

Liquidity

On June 15, 2005, American Equity Capital Trust IX (“Trust IX”) issued 15 million shares of floating rate (three month London Interbank Offered Rate plus 3.65%) trust preferred securities.  On August 4, 2005, American Equity Capital Trust X (“Trust X”) issued 20 million shares of floating rate (three month London Interbank Offered Rate plus 3.65%) trust preferred securities.  In connection with the issuance of these trust preferred securities and the related purchase by us of all of the Trusts’ common securities, we issued $15.5 million in principal amount of floating rate subordinated debentures due June 15, 2035 to Trust IX and $20.6 million in principal amount of floating rate subordinated debentures due September 15, 2035 to Trust X.  The sole assets of Trusts IX and X are the subordinated debentures and any interest accrued thereon.  The interest rate and payment dates on the subordinated debentures correspond to the dividend rate and distribution dates on the trust preferred securities issued by Trusts IX and X.  The trust preferred securities mature simultaneously with the subordinated debentures.  All of the trust preferred securities are unconditionally guaranteed by us to the extent of the assets of Trusts IX and X.

The statutory capital and surplus of our life insurance subsidiaries at September 30, 2005 was $633.9 million.  American Equity Life made surplus note interest payments to us of $3.1 million during the nine months ended September 30, 2005.  For the remainder of 2005, up to $60.9 million can be distributed by American Equity Life as dividends without prior regulatory approval.  Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities.  American Equity Life had approximately $104.6 million of earned surplus at September 30, 2005.

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

Interest rate risk is our primary market risk exposure.  Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the amount of interest we pay on our subordinated debentures, and the market value of our investments.  Our floating rate trust preferred securities issued by Trust III, IV, VII, VIII, IX, and X bear interest at the three month LIBOR plus 3.65% - 4.00%.  Our outstanding balance of floating rate trust preferred securities was $104.5 million  at September 30, 2005.  The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities.  We have the ability to adjust crediting rates (participation rates, asset fees or caps for index annuities) on substantially all of our annuity policies at least annually (subject to minimum guaranteed values).  In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned.  However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

If interest rates were to increase 10% (46 basis points) from levels at September 30, 2005, we estimate that the fair value of our fixed maturity securities would decrease by approximately $269.5 million.  The impact on stockholders’ equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be an increase of $38.9 million in the accumulated other comprehensive loss.  The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change.  Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.  Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.  However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means as discussed earlier.  See Financial Condition - Liquidity for Insurance Operations included in Management’s Discussion and Analysis in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

At September 30, 2005, 87% of our fixed income securities have call features and 15% were subject to call redemption.  Another 32% will become subject to call redemption through December 31, 2005.  During the nine months ended September 30, 2005 and 2004, we received $1.5 billion and $1.6 billion, respectively, in net redemption proceeds related to the exercise of such call options.  We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds.  Such reinvestment risk typically occurs in a declining rate environment.  Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on our annuity liabilities, we have the ability to reduce crediting rates on most of our annuity liabilities to maintain the spread at our targeted level.  At September 30, 2005 approximately 87% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates of 2% to 4%.

With respect to our index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities.  These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies.  Market value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products.  For the nine months ended September 30, 2005 and 2004, the annual index credits to policyholders on their anniversaries were $69.7 million and $104.0 million, respectively.  Proceeds received at expiration of these options related to such credits were $66.8 million and $74.1 million, respectively.  The difference between proceeds received at expiration of these options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us.  During 2003, we refined our hedging process to purchase options out of the money to the extent of anticipated minimum guaranteed interest on index policies.  On the anniversary dates of the index policies, we purchase new one-year call options to fund the next annual index credits.  The risk associated with these prospective purchases is the uncertainty of the cost, which will determine whether we are able to earn our spread on our index business.  This is a risk we attempt to manage through the terms of our index annuities, which permit us to change annual participation rates, asset fees, and caps, subject to contractual features.  By modifying participation rates, asset fees or caps, we can limit option costs to budgeted amounts, except in cases where the contractual features would prevent further modifications.  Based upon actuarial testing which we conduct as a part of the design of our index products and on an ongoing basis, we believe the risk that contractual features would prevent us from controlling option costs is not material.

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

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

Disclosure Controls and Procedures

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

There have been no other changes in our internal controls over financial reporting that have materially affected internal controls over financial reporting subsequent to the date of such evaluation.

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

Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims.  We are currently a defendant in several purported class action lawsuits alleging improper sales practices.  In these lawsuits, the plaintiffs are seeking returns of premiums and other compensatory and punitive damages.   We have reached a settlement in one of these cases, which is pending appeal.  The impact of the settlement is deemed to be immaterial.

In a second case, a class was certified consisting of persons who purchased trusts from other defendants in that case.  No class has been certified in any of the other pending cases at this time.  Although we have denied all allegations in these lawsuits and intend to vigorously defend against them, the lawsuits are in the early stages of litigation and neither their outcomes nor a range of possible outcomes can be determined at this time.  However, we do not believe that these lawsuits will have a material adverse effect on our business, financial condition, or results of operations.

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

ITEM 6. EXHIBITS

4.25	Indenture dated August 4, 2005, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee

4.26	Guarantee Agreement dated August 4, 2005, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee

10.21	Stock Sale/Purchase Agreement dated September 2, 2005 between American Equity Investment Life Holding Company and D.J. Noble

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2005	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

	By:	/s/ David J. Noble
David J. Noble, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wendy L. Carlson
Wendy L. Carlson, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Vice President - Accounting
(Principal Accounting Officer)