Form 10-K/A
period 2004-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2005-11-15
CIK 1039828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 2

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

Aggregate market value of the shares of the Registrant’s common equity held by non-affiliates of the Registrant was $344,207,862 based on the closing price of $9.95 per share, the closing price of the common stock on the New York Stock Exchange on June 30, 2004.

Shares of common stock outstanding as of February 28, 2005: 38,375,157

Documents incorporated by reference: Portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held June 9, 2005, which will be filed within 120 days after December 31, 2004, are incorporated by reference into Part III of this report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this From 10-K. ☐

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

PART I.

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Consolidated Financial and Other Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Consolidated Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III.

The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2004.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

Index to Consolidated Financial Statements and Schedules

Exhibit Index

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A is being filed with respect to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 14, 2005.  This Amendment No. 2 reflects the application of Financial Accounting Standards Board (“FASB”) Staff Position No. FIN 46(R)-5 (“FSP FIN 46(R)-5”), “Implicit Variable Interests under FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities” to our implicit variable interest in American Equity Investment Service Company (“Service Company”).  We adopted FSP FIN 46(R)-5 in the first quarter of 2005 and as permitted by the FSP, applied it retroactive to January 1, 2003, the date of our original adoption of FIN 46.  Accordingly, the consolidated balance sheets as of December 31, 2004 and 2003 and the related statements of income, changes in stockholders’ equity and cash flows for the years ended December 31, 2004 and 2003 have been restated to reflect the required consolidation of the Service Company under FSP FIN 46(R)-5.  There was no cumulative effect on January 1, 2003 due to the adoption of FSP FIN 46(R)-5.  This Amendment No. 2 does not contain updates to reflect any events occurring after the original March 14, 2005 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.  All information contained in this Amendment No. 2 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission, as may be amended, for periods subsequent to the date of the original filing of the Annual Report on Form 10-K.

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

Fixed Rate Annuities

These products, which accounted for approximately 16% and 36% of our total annuity deposits collected for the years ended December 31, 2004 and 2003, respectively, include single premium deferred annuities (“SPDAs”), flexible premium deferred annuities (“FPDAs”) and single premium immediate annuities (“SPIAs”).  An SPDA generally involves the tax-deferred accumulation of interest on a single premium paid by the policyholder.  After a number of years, as specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, or for a combination of these payment options.  We also sell SPDAs, under which the annual crediting rate is guaranteed for either a three-year or a five-year period.  FDPAs are similar to SPDAs in many respects, except that the FPDA allows additional deposits in varying amounts by the policyholder without a new application.

Our SPDAs and FPDAs (excluding the multi-year rate guaranteed products) generally have an interest rate (the “crediting rate”) that is guaranteed by us for the first policy year.  After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate.  The guaranteed rate on our non-multi-year rate guaranteed policies in force and new issues ranges from 2.25% to 4.00%.  The guaranteed rate on our multi-year rate guaranteed policies in force ranges from 3.05% to 4.80% for the three-year rate guaranteed product and from 3.25% to 7% for the five-year rate guaranteed product.  The initial crediting rate is largely a function of the interest rate we can earn on invested assets acquired with new annuity deposits and the rates offered on similar products by our competitors.  For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender assumptions, competitive industry pricing and crediting rate history for particular groups of annuity policies with similar characteristics.

Approximately 99% and 92% of our fixed rate annuity sales during the years ended December 31, 2004 and 2003, respectively, were “bonus” products.  The initial crediting rate on these products specifies a bonus crediting rate ranging from 1% to 7% of the annuity deposit.  After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established.  Generally, there is a compensating adjustment in the commission paid to the agent to offset the first year interest bonus.  In all situations, we obtain an acknowledgment from the policyholder, upon policy issuance, that a specified portion of the first year interest will not be paid in renewal years.  As of December 31, 2004, crediting rates on our outstanding SPDAs and FPDAs generally ranged from 3.10% to 7.50%, excluding interest bonuses guaranteed for the first year.  The average crediting rate on FPDAs and SPDAs including interest bonuses at December 31, 2004 was 4.42%, and the average crediting rate on those products excluding bonuses was 4.18%.

Policyholders are typically permitted to withdraw all or a part of the premium paid, plus accrued interest credited to the account (the “accumulation value”), subject to the assessment of a surrender charge for withdrawals in excess of specified limits.  Most of our SPDAs and FPDAs provide for penalty-free withdrawals of up to 10% of the accumulation value each year after the first year, subject to limitations.  Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period which generally ranges from 3 to 15 years after the date the policy is issued.  This surrender charge is initially 8.25% to 25% of the accumulation value and generally decreases by approximately one to two percentage points per year during the surrender charge period.  Surrender charges are set at levels aimed at protecting us from loss on early terminations and reducing the likelihood of policyholders terminating their policies during periods of increasing interest rates.  This practice lengthens the effective duration of the policy liabilities and enhances our ability to maintain profitability on such policies.

Our SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder’s choice at the time of issue.  The amounts, frequency, and length of time of the payments are fixed at the outset of the annuity contract.  SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years.  The implicit interest rate on SPIAs is based on market conditions when the policy is issued.  The implicit interest rate on our outstanding SPIAs averaged 3.83% and 4.25% at December 31, 2004 and 2003, respectively.

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

The annuity contract value is equal to the premiums paid increased for returns which are based upon a percentage (the “participation rate”) of the annual appreciation (based in certain situations on monthly averages or monthly point-to-point calculations) in a recognized index or benchmark.  The participation rate, which we may reset annually, generally varies among the index products from 50% to 100%.  Some of the products also have an “asset fee” ranging from 1.5% to 5%, which is deducted from the interest to be credited.  The asset fees may be adjusted annually by us, subject to stated limits.  In addition, some products apply an overall limit (or “cap”), ranging from 5% to 13%, on the amount of annual interest the policyholder may earn in any one contract year, and the applicable cap also may be adjusted annually subject to stated minimums.  The minimum guaranteed contract values are equal to 80% to 100% of the premium collected plus interest credited at an annual rate ranging from 2% to 3.5%.  We purchase options on the applicable indices as an investment to provide the income needed to fund the amount of the index credits on the index products.  The setting of the participation rates, asset fees and caps is a function of the interest rate we can earn on the invested assets acquired with annuity fund deposits, cost of options and features offered on similar products by competitors.  Approximately 57% and 39% of our index annuity sales for the years ended December 31, 2004 and 2003, respectively, were “premium bonus” products.  The initial annuity deposit on these policies is increased at issuance by the specified premium bonus ranging from 1.5% to 10%.  Generally, there is a compensating adjustment in the commission paid to the agent to offset the premium bonus.

The index annuities provide for penalty-free withdrawals of up to 10% of premium or accumulation value (depending on the product) in each year after the first year of the annuity’s term.  Other withdrawals are subject to a surrender charge ranging initially from 5% to 20% over a surrender period ranging from 5 to 17 years.  During the applicable surrender charge period, the surrender charges on some index products remain level, while on other index products, the surrender charges decline by one to two percentage points per year.  After a number of years, as specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, a combination of these payment options, or re-enter into a new contract term.

Variable Annuities

Variable annuities differ from fixed rate and index annuities in that the policyholder, rather than the insurance company, bears the investment risk and the policyholder’s return of principal and rate of return are dependent upon the performance of the particular investment option selected by the policyholder.  Profits on variable annuities are derived from the fees charged to contract owners rather than from the investment spread.

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

For additional information regarding the composition of our investment portfolio and our interest rate risk management, see Quantitative and Qualitative Disclosures About Market Risk and note 4 to our audited consolidated financial statements.

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

The insurance distribution system is comprised of insurance brokers and marketing organizations.  We are pursuing a strategy to increase the size of our distribution network by developing additional relationships with national and regional marketing organizations.  These organizations typically recruit agents for us by advertising our products and our commission structure, through direct mail advertising, or through seminars for insurance agents and brokers.  These organizations bear most of the cost incurred in marketing our products.  We compensate marketing organizations by paying them a percentage of the commissions earned on new annuity policy sales generated by the agents recruited in such organizations.  We also conduct incentive programs for marketing organizations and agents from time to time, including equity-based programs for our leading national marketers.  For additional information regarding our equity-based programs for our leading national marketers see note 11 to our audited consolidated financial statements.  We generally do not enter into exclusive arrangements with these marketing organizations.

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

The sales agents for our products use the ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer’s annuity to market.  In recent years, the market for annuities has been dominated by those insurers with the highest ratings.  American Equity Life has received a financial strength rating of “B++” (Very Good) with a stable outlook from A.M. Best Company and “BBB+” with a stable outlook from Standard & Poor’s.  A.M. Best Company and Standard & Poor’s changed their outlook on our rating from negative to stable subsequent to the completion of our December 2003 initial public offering.  In July, 2002, A.M. Best Company and Standard & Poor’s adjusted our financial strength ratings from “A-”(Excellent) to “B++”(Very Good) and “A-” to “BBB+”, respectively.  The adjustments initially had no impact on sales of new annuity products or in lapses of existing balances.  Beginning in November, 2002, our monthly sales volumes began to decline primarily as a result of certain actions by us, including reductions in crediting rates and suspension of new sales of some products.  The degree to which ratings adjustments also contributed to this decline is unknown.  Our ability to grow sales of new annuities and the level of surrenders of our existing annuity contracts in force during 2005 may be affected by the current ratings.

Financial strength ratings generally involve quantitative and qualitative evaluations by rating agencies of a company’s financial condition and operating performance.  Generally, rating agencies base their ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions.  Ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors and are not recommendations to buy, sell or hold securities.

A.M. Best Company ratings currently range from “A++” (Superior) to “F” (In Liquidation), and include 16 separate ratings categories.  Within these categories, “A++” (Superior) and “A+” (Superior) are the highest, followed by “A” (Excellent) and “A-” (Excellent) then followed by “B++” (Very Good) and “B+” (Very Good).  Publications of A.M. Best Company indicate that the “B++” rating is assigned to those companies that, in A.M. Best Company’s opinion, have demonstrated a good ability to meet their ongoing obligations to policyholders.

Standard & Poor’s insurer financial strength ratings currently range from “AAA” to “NR”, and include 21 separate ratings categories.  Within these categories, “AAA” and “AA” are the highest, followed by “A” and “BBB”.  Publications of Standard & Poor’s indicate that an insurer rated “BBB” or higher is regarded as having strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are higher rated insurers.

A.M. Best Company and Standard & Poor’s review their ratings of insurance companies from time to time.  There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant.  If our ratings were to be adjusted again for any reason, we could experience a material decline in the sales of our products and the persistency of our existing business.

Reinsurance

Coinsurance

American Equity Life has entered into two coinsurance agreements with EquiTrust Life Insurance Company (“EquiTrust”), an affiliate of Farm Bureau Life Insurance Company (“Farm Bureau”), covering 70% of certain of our fixed rate and index annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003, and 20% of those contracts issued from January 1, 2004 to July 31, 2004, when the agreement was suspended by mutual consent of the parties.  As a result of the suspension, new business will no longer be ceded to EquiTrust unless and until the parties mutually agree to resume the coinsurance of new business.  The business reinsured under these agreements is not eligible for recapture before the expiration of 10 years.  EquiTrust has received a financial strength rating of “A” from A.M. Best Company.  As of December 31, 2004, Farm Bureau beneficially owned 14.4% of our issued and outstanding common stock.

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

Financial Reinsurance

American Equity Life has entered into two reinsurance transactions with Hannover Life Reassurance Company of America, (“Hannover”), which are treated as reinsurance under statutory accounting practices and as financial reinsurance under accounting principles generally accepted in the United States, (“GAAP”).  Hannover has received a financial strength rating of “A+” from A.M. Best Company.  The first transaction became effective November 1, 2002 (the “2002 Hannover Transaction”) and the second transaction became effective September 30, 2003 (the “2003 Hannover Transaction”).  The agreements for these transactions include a coinsurance segment and a yearly renewable term segment reinsuring a portion of death benefits payable on certain annuities issued from January 1, 2002 to December 31, 2002 (2002 Hannover Transaction) and issued from January 1, 2003 to September 30, 2003 (2003 Hannover Transaction).  The coinsurance segments provide reinsurance to the extent of 6.88% (2002 Hannover Transaction) and 13.41% (2003 Hannover Transaction) of all risks associated with our annuity policies covered by these reinsurance agreements.  The 2002 Hannover Transaction provided $29.8 million in net statutory surplus benefit during 2002 and the 2003 Hannover Transaction provided $29.7 million in net statutory surplus benefit during 2003.  The statutory surplus benefits provided by these agreements were reduced by $13.1 million in 2004 and $6.8 million in 2003.  The remaining statutory surplus benefit under these agreements will be reduced in the following years as follows:  2005 - $11.6 million; 2006 - $12.4 million; 2007 - $13.2 million; 2008 - $6.2 million.  Risk charges attributable to the 2003 and 2002 Hannover Transactions of $2.2 million, $1.6 million and $0.2 million were incurred during 2004, 2003 and 2002, respectively.

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

Indemnity Reinsurance

Consistent with the general practice of the life insurance industry, American Equity Life enters into agreements of indemnity reinsurance with other insurance companies in order to reinsure portions of the coverage provided by its life and accident and health insurance products.  Indemnity reinsurance agreements are intended to limit a life insurer’s maximum loss on a large or unusually hazardous risk or to diversify its risks.  The maximum loss retained by us on all life insurance policies we have issued was $0.1 million or less as of December 31, 2004.  Indemnity reinsurance does not discharge the original insurer’s primary liability to the insured.  American Equity Life’s reinsured business related to these blocks of business is primarily ceded to two reinsurers.  Reinsurance related to life and accident and health insurance that was ceded by us primarily to two reinsurers was immaterial.  We believe the assuming companies will be able to honor all contractual commitments, based on our periodic review of their financial statements, insurance industry reports and reports filed with state insurance departments.

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

The payment of dividends or the distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary’s state of domicile’s insurance department.  Currently, American Equity Life may pay dividends or make other distributions without the prior approval of its state of domicile’s insurance department, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life’s statutory net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life’s statutory surplus at the preceding December 31.  For 2005, up to approximately $60.9 million can be distributed as dividends by American Equity Life without prior approval of its state of domicile’s insurance department.  In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities.  American Equity Life had approximately $114.6 million of earned surplus at December 31, 2004.

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

Most states, including Iowa and New York where our life subsidiaries are domiciled, have enacted legislation or adopted administrative regulations affecting the acquisition of control of insurance companies as well as transactions between insurance companies and persons controlling them.  The nature and extent of such legislation and regulations currently in effect vary from state to state.  However, most states require administrative approval of the direct or indirect acquisition of 10% or more of the outstanding voting securities of an insurance company incorporated in the state.  The acquisition of 10% of such securities is generally deemed to be the acquisition of “control” for the purpose of the holding company statutes and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition.  In many states, the insurance authority may find that “control” in fact does not exist in circumstances in which a person owns or controls more than 10% of the voting securities.

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

In 1998, the Securities and Exchange Commission (“SEC”) requested comments as to whether index annuities, such as those sold by us, should be treated as securities under the federal securities laws rather than as insurance products.  Treatment of these products as securities would likely require additional registration and licensing of these products and the agents selling them, as well as cause us to seek additional marketing relationships for these products.  No action has been taken by the SEC on this issue.

State insurance regulators and the National Association of Insurance Commissioners, or NAIC, are continually reexamining existing laws and regulations and developing new legislation for the passage by state legislatures and new regulations for adoption by insurance authorities.  Proposed laws and regulations or those still under development pertain to insurer solvency and market conduct and in recent years have focused on:

•                                          insurance company investments;

•                                          risk-based capital (“RBC”) guidelines, which consist of regulatory targeted surplus levels based on the relationship of statutory capital and surplus, with prescribed adjustments, to the sum of stated percentages of each element of a specified list of company risk exposures;

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

The NAIC’s RBC requirements are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action.  The RBC formula defines a new minimum capital standard which supplements low, fixed minimum capital and surplus requirements previously implemented on a state-by-state basis.  Such requirements are not designed as a ranking mechanism for adequately capitalized companies.

The NAIC’s RBC requirements provide for four levels of regulatory attention depending on the ratio of a company’s total adjusted capital to its RBC.  Adjusted capital is defined as the total of statutory capital, surplus, asset valuation reserve and certain other adjustments.  Calculations using the NAIC formula at December 31, 2004, indicate that the ratio of total adjusted capital to RBC for us exceeded the highest level at which regulatory action might be initiated by approximately 2.5 times.

Our life subsidiaries also may be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies.  These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer’s financial strength and, in certain instances, may be offset against future premium taxes.  Assessments related to business reinsured for periods prior to the effective date of the reinsurance are the responsibility of the ceding companies.

Federal Income Taxation

The annuity and life insurance products that we market generally provide the policyholder with a federal income tax advantage, as compared to certain other savings investments such as certificates of deposit and taxable bonds, in that federal income taxation on any increases in the contract values (i.e., the “inside build-up”) of these products is deferred until it is received by the policyholder.  With other savings investments, the increase in value is generally taxed each year as it is realized.  Additionally, life insurance death benefits are generally exempt from income tax.

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

In June 2001, the Economic Growth and Tax Relief Reconciliation Act of 2001 (the “2001 Act”) was enacted.  The 2001 Act implemented a staged decrease in individual tax rates that began in 2001 and was accelerated when the Jobs and Growth Tax Relief Reconciliation Act of 2003 (the “2003 Act”) was enacted.  While the decreases in rates are temporary (the pre-2001 rates will return in 2011), the present value of the tax deferred advantage of annuities and life insurance products is less, which might hinder our ability to sell such products and/or increase the rate at which our current policyholders surrender their policies.

Our life subsidiaries are taxed under the life insurance company provisions of the Internal Revenue Code of 1986, as amended (the “Code”).  Provisions in the Code require a portion of the expenses incurred in selling insurance products to be capitalized and deducted over a period of years, as opposed to being immediately deducted in the year incurred.  This provision increases the current income tax expense charged to gain from operations for statutory accounting purposes which reduces statutory net income and surplus and, accordingly, may decrease the amount of cash dividends that may be paid by our life subsidiaries.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “AEL” following our initial public offering (“IPO”).

	High	Low	Close
2004
First Quarter	$13.15	$10.05	$12.85
Second Quarter	$13.10	$9.75	$9.95
Third Quarter	$10.22	$8.79	$9.49
Fourth Quarter	$11.00	$9.41	$10.77

2003
Fourth Quarter	$10.30	$8.55	$9.97

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

Our credit agreement limits our ability to declare or pay dividends in any fiscal year to 33% of our consolidated net income for the prior year.  In addition, since we are a holding company, our ability to pay cash dividends depends in large measure on our subsidiaries’ ability to make distributions of cash or property to us.  Iowa insurance laws restrict the amount of distributions American Equity Life can pay to us without the approval of the Iowa Insurance Division.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations and notes 8 and 12 to our audited consolidated financial statements.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The summary consolidated financial and other data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes appearing elsewhere in this report.  The results for past periods are not necessarily indicative of results that may be expected for future periods.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(Restated)	(Restated)
	(Dollars in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues
Traditional life and accident and health insurance premiums	$15,115	$13,686	$13,664	$13,141	$11,034
Annuity and single premium universal life product charges	22,462	20,452	15,376	12,520	8,338
Net investment income (b)	428,385	357,295	308,548	209,086	100,060
Realized gains (losses) on investments	943	6,946	(122)	787	(1,411)
Change in fair value of derivatives (a)	28,696	52,525	(57,753)	(55,158)	(3,406)
Total revenues	495,601	450,904	279,713	180,376	114,615

Benefits and expenses
Insurance policy benefits and change in future policy benefits	13,423	11,824	9,317	9,762	8,728
Interest credited to account balances	305,762	248,075	183,503	100,125	57,312
Change in fair value of embedded derivatives (a)	(8,567)	66,801	(5,027)	12,921	—
Interest expense on amounts due to related party under General Agency Commission and Servicing Agreement (b)	—	—	3,596	5,716	5,958
Interest expense on notes payable (b)	2,358	2,713	1,901	2,881	2,339
Interest expense on subordinated debentures (b)	9,609	7,661	—	—	—
Interest expense on amounts due under repurchase agreements and other interest expense	3,148	1,278	1,777	1,504	3,267
Amortization of deferred policy acquisition costs	67,867	47,450	34,060	20,838	7,791
Other operating costs and expenses (b)	32,520	25,794	21,635	17,176	14,602
Total benefits and expenses	426,120	411,596	250,762	170,923	99,997

Income before income taxes, minority interests and cumulative effect of change in accounting principle	69,481	39,308	28,951	9,453	14,618
Income tax expense (b)	40,611	13,505	7,299	333	2,385
Income before minority interests and cumulative effect of change in accounting principle	28,870	25,803	21,652	9,120	12,233
Minority interests in subsidiaries:
Minority interest (b)	(453)	363	—	—	—
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts (b)	—	—	7,445	7,449	7,449
Income before cumulative effect of change in accounting principle	29,323	25,440	14,207	1,671	4,784
Cumulative effect of change in accounting for derivatives (a)	—	—	—	(799)	—
Net income(c)	$29,323	$25,440	$14,207	$872	$4,784

Per Share Data:
Earnings per common share:
Income before cumulative effect of change in accounting principle	$0.77	$1.45	$0.87	$0.10	$0.29
Cumulative effect of change in accounting for derivatives (a)	—	—	—	(0.05)	—
Earnings per common share	$0.77	$1.45	$0.87	$0.05	$0.29
Earnings per common share — assuming dilution:
Income before cumulative effect of change in accounting principle	$0.71	$1.21	$0.76	$0.09	$0.26
Cumulative effect of change in accounting for derivatives (a)	—	—	—	(0.04)	—
Earnings per common share — assuming dilution	$0.71	$1.21	$0.76	$0.05	$0.26
Dividends declared per common share	$0.02	$0.01	$0.01	$0.01	$0.01

	At December 31,
	2004	2003	2002	2001	2000
	(Restated)	(Restated)
	(Dollars in thousands, except per share data)
Consolidated Balance Sheet Data:
Total assets	$11,087,288	$8,962,841	$7,327,789	$4,819,220	$2,528,126
Policy benefit reserves	9,807,969	8,315,874	6,737,888	4,420,720	2,099,915
Amounts due to related party under General Agency Commission and Servicing Agreement (b)	—	—	40,345	46,607	76,028
Notes payable (b)	283,375	46,115	43,333	46,667	44,000
Subordinated debentures (b)	173,576	116,425	—	—	—
Company-obligated mandatorily redeemable preferred securities issued by subsidiary trusts (b)	—	—	100,486	100,155	99,503
Total stockholders’ equity (b)	305,543	263,716	77,478	42,567	58,652

Other Data:
Book value per share (d)	$7.97	$7.19	$4.67	$2.24	$3.35
Return on equity (e)	10.3%	28.3%	23.7%	1.7%	10.3%
Number of agents	45,940	42,239	41,396	33,894	21,908
Life subsidiaries’ statutory capital and surplus	$608,930	$374,587	$227,199	$177,868	$145,048
Life subsidiaries’ statutory net gain (loss) from operations before income taxes and realized capital gains (losses)	93,640	45,822	53,535	(5,675)	9,190
Life subsidiaries’ statutory net income (loss) (c)	47,711	25,404	26,010	(17,187)	10,420

(a)                                  The accounting change resulted from the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which became effective on January 1, 2001.

(b)                                 On December 31, 2003, retroactive to January 1, 2003, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.  During the first quarter of 2005, retroactive to January 1, 2003, we adopted FASB Staff Position No. FIN 46(R)-5, Implicit Variable Interests under FIN 46.  See notes 1 and 2 to our audited consolidated financial statements.

(c)                                  Our GAAP net income and statutory net loss in 2001, were affected by a decision to maintain a significant liquid investment position after the September 11, 2001 terrorist attacks.

(d)                                 Book value per share is calculated as total stockholders’ equity less the liquidation preference of our series preferred stock dividend by the total number of shares of common stock outstanding.

(e)                                  We define return on equity as net income divided by average total stockholders’ equity.  Average total stockholders’ equity is determined based upon the total stockholders’ equity at the beginning and the end of the year.  The computation of average stockholders’ equity for 2003 has been modified to recognize the significant increase in stockholders’ equity that resulted from the receipt of the net proceeds from our initial public offering in December 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis reviews our consolidated financial position at December 31, 2004 and 2003, and our consolidated results of operations for the three years in the period ended December 31, 2004, and where appropriate, factors that may affect future financial performance.  This discussion should be read in conjunction with our consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this report.

Cautionary Statement Regarding Forward-Looking Information

All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission, press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, and other similar expressions, constitute forward-looking statements.  We caution that these statements may and often do vary from actual results and the differences between these statements and actual results can be material.  Accordingly, we cannot assure you that actual results will not differ materially from those expressed or implied by the forward-looking statements.  Factors that could contribute to these differences include, among other things:

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

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited to the policyholder, or the “investment spread”.  In the case of index annuities, the investment spread consists of net investment income in excess of the cost of the options purchased to fund the index-based component of the policyholder’s return and amounts credited as a result of minimum guarantees.

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

The average crediting rates and investment spreads are computed without the impact of amortization of deferred sales inducements.  See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements.  With respect to our index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate options, expenses we incur to fund the annual income credits and minimum guaranteed interest credited on the index business.  Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances.  See Critical Accounting Policies - Derivative Instruments - Index Products.

Our profitability depends in large part upon the amount of assets under our management, investment spreads we earn on our policyholders’ account balances, our ability to manage our investment portfolio to maximize returns and minimize risks such as interest rate changes, defaults or impairment of assets, our ability to manage costs of the options purchased to fund the annual index credits on our index annuities, our ability to manage the costs of acquiring new business (principally commissions to agents and first year bonuses credited to policyholders) and our ability to manage our operating expenses.

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

Valuation of Investments

Our fixed maturity securities (bonds and redeemable preferred stocks maturing more than one year after issuance) and equity securities (common and non-redeemable preferred stocks) classified as available for sale are reported at estimated fair value.  Unrealized gains and losses, if any, on these securities are included directly in a separate component of stockholders’ equity, net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements.  Fair values for securities that are actively traded are determined using quoted market prices.  For fixed maturity securities that are not actively traded, fair values are estimated using price matrices developed using yield data and other factors relating to instruments or securities with similar characteristics.  The carrying amounts of all our investments are reviewed on an ongoing basis for credit deterioration.  If this review indicates a decline in market value that is other than temporary, our carrying amount in the investment is reduced to its fair value and a specific writedown is taken.  Such reductions in carrying amount are recognized as realized losses and charged to earnings.

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

See Financial Condition - Investments for significant concentrations in the investment portfolio.

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

At December 31, 2004, the amortized cost and estimated fair value of each fixed maturity security on the watch list are as follows:

Issuer	Amortized Cost	Unrealized Losses	Estimated Fair Value	Maturity Date	Months Below Amortized Cost
	(Dollars in thousands)
Continental Airlines 2001-001-B	$7,841	$(1,292)	$6,549	06/15/2017	48
Land O’ Lakes Capital Securities 144A	8,074	(2,874)	5,200	03/15/2028	28
Northwest Airlines Pass Thru Certificates1999-1 Class C	8,208	(2,335)	5,873	08/01/2015	45
Pegasus Aviation 1999-1A C1	5,776	(3,076)	2,700	03/25/2029	40
	$29,899	$(9,577)	$20,322

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

Land O’ Lakes is a national, farmer-owned food and agricultural cooperative.  We determined that an other than temporary impairment charge was not necessary for the following reasons: (i) Land O’ Lakes operates in a cyclical industry and had successfully managed through previous cyclical lows; (ii) we calculated that Land O’ Lakes had adequate EBITDA to interest coverage of bank debt and 4.51 times for bond debt and determined that Land O’ Lakes had adequate liquidity; (iii) Land O’ Lakes was in the process of improving its balance sheet by maintaining liquidity and selling non-strategic assets and investments; and (iv) further improvements were expected in the future.

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

Derivative Instruments - Index Products

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

The annuity contract value is equal to the premiums paid plus annual index credits based upon a percentage, known as the “participation rate”, of the annual appreciation (based in some instances on monthly averages or monthly point-to-point calculations) in a recognized index or benchmark.  The participation rate, which we may reset annually, generally varies among the index products from 50% to 100%.  Some of the products have an “asset fee” ranging from 1.5 to 5%, which is deducted from the interest to be credited.  The asset fees may be adjusted annually by us, subject to stated limits.  In addition, some products apply an overall limit, or “cap”, ranging from 5% to 13%, on the amount of annual interest the policyholder may earn in any one contract year, and the applicable cap also may be adjusted annually subject to stated minimums.  The minimum guaranteed contract values range from 80% to 100% of the premium collected plus interest credited on the minimum guaranteed contract value at an annual rate of 2% to 3.5%.

We purchase one-year call options on the applicable indices as an investment to provide the income needed to fund the amount of the annual index credits on the index products.  New one-year options are purchased at the outset of each contract year.  We budget an amount to purchase the specific options needed to fund the annual index credits, and the cost of the options represents our cost of providing the credits.  The amount we budget for the purchase of index call options is based on our interest spread targets and is comparable to the credited rates of interest we offer on fixed rate annuities.  For example, if the yield on our invested assets is 6.25% and our targeted spread is 2.50%, we allocate up to 3.75% of the premium in the first year or account balance after the first year to the purchase of one-year call options.  Participation rates, which define the policyholder’s level of participation in index gains each year, are determined by option costs.  For example, if, based on current market conditions, the amount allocated to the purchase of options is sufficient to purchase an option that will provide a return equal to 70% of the annual gain in the applicable index, we will set the policyholder’s participation rate at 70%.  We have the ability to modify participation rates each year when a new option is purchased.  In general, if option costs increase, participation rates may be decreased, and if option costs decrease, participation rates may be increased.  We purchase call options weekly based upon new and renewing index account values during the applicable week, and the purchases are made by category according to the particular products and indices applicable to the new or renewing account values.  Any proceeds received on the options at the expiration of the one-year term fund the related index credits to the policyholders.  If there is no gain in an index, the policyholder receives a zero index credit on the policy, and we incur no costs beyond the option cost, except in cases where the minimum guaranteed value of a contract exceeds its index value.

Market value changes associated with the call options are reported as an increase or decrease in revenues in our consolidated statements of income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  The risk associated with prospective purchases of future one-year options is the uncertainty of the cost, which will determine whether we are able to earn our spread on our index business.  All our index products permit us to modify participation rates, asset fees or annual income caps at least once a year.  This feature is comparable to our fixed rate annuities, which allow us to adjust crediting rates annually.  By modifying our participation rates or other features, we can limit our costs of purchasing the related one-year call options, except in cases where contractual features would prevent further modifications.  Based upon actuarial testing which we conduct as a part of the design of our index products and on an ongoing basis, we believe the risk that contractual features would prevent us from controlling option costs is not material.

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

•                  Under SFAS No. 133, the future annual index credits on our index annuities are treated as a “series of embedded derivatives” over the expected life of the applicable contracts.  We are required to estimate the fair value of policy liabilities for index annuities, including the embedded derivatives, by valuing the “host” (or guaranteed) component of the liabilities and projecting (i) the expected index credits on the next policy anniversary dates and (ii) the net cost of annual options we will purchase in the future to fund index credits.  Our estimates of the fair value of these embedded derivatives are based on assumptions related to underlying policy terms (including annual participation rates, asset fees, cap rates and minimum guarantees), index values, notional amounts, strike prices and expected lives of the policies.  The change in fair value of embedded derivatives increases with increases in volatility in the indices and interest rates.  The change in fair value of the embedded derivatives will not correspond to the change in fair value of the purchased options because the purchased options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceed 10 years.

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

We adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Durantion Contracts and for Separate Accounts” on January 1, 2004.  As it applies to us, SOP 03-1 established guidance for the accounting and presentation of costs related to sales inducements.  There was no change to our method of accounting for sales inducements; however, the capitalized costs are now separately disclosed in the consolidated balance sheets and the related amortization expense is included in interest credited to account balances in the consolidated statements of income.  Prior to 2004, the capitalized costs were included in deferred policy acquisition costs and the amortization expense was included in the amortization of deferred policy acquisition costs.  The 2003 and 2002 amounts have been reclassified to conform with the 2004 presentation.

Deferred Income Tax Assets

As of December 31, 2004 and 2003, we had $56.1 million (restated amount, see note 2 to our audited consolidated financial statements) and $58.8 million, respectively, of net deferred income tax assets.  The realization of these assets is based upon estimates of future taxable income, which requires management judgement.  Based upon projections of future taxable income, and considering all other available evidence, we have not recorded a valuation allowance against these assets.

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

For information related to our coinsurance agreements, see note 6 to our audited consolidated financial statements.

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

Net annuity deposits after coinsurance ceded increased 64% during 2004 compared to 2003 because we reduced the coinsurance percent in our coinsurance agreement with EquiTrust Life Insurance Company (“EquiTrust”), a subsidiary of FBL Financial Group, Inc. (“FBL”), from 40% in 2003 to 20% in 2004, and effective August 1, 2004, we suspended the EquiTrust coinsurance agreement.  Net annuity deposits decreased 33% in 2003 compared to 2002 due to the decrease in gross annuity deposits discussed above.

Net income increased 15% to $29.3 million in 2004, and 79% to $25.4 million in 2003, from $14.2 million in 2002.  The comparisons of net income reflect the application of Financial Accounting Standards Board (“FASB”) Staff Position No. FIN 46(R)-5 (“FSP FIN 46(R)-5”), “Implicit Variable Interests under FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities” to our implicit variable interest in American Equity Investment Service Company (“Service Company”).  The sole stockholder of the Service Company is our Chairman, President and Chief Executive Officer.  As discussed in note 2 to our audited consolidated financial statements, we adopted FSP FIN 46(R)-5 in the first quarter of 2005 and as permitted by the FSP, applied it retroactive to January 1, 2003, the date of our original adoption of FIN 46.  Accordingly, the financial statements as of and for the years ended December 31, 2004 and 2003 have been restated to reflect the required consolidation of the Service Company under FSP FIN 46(R)-5.  There was no cumulative effect on January 1, 2003 due to the adoption of FSP FIN 46(R)-5.  The adoption of FSP FIN 46(R)-5 and the consolidation of the Service Company had no impact on net income for the year ended December 31, 2003 and the restated amount is unchanged from the amount originally reported.  The principal difference between previously reported net income for the year ended December 31, 2004 of $45.3 million and the restated amount of $29.3 million was the recognition of a deferred income tax liability that arose from a change in the federal income tax status of the Service Company in that period.  Income tax expense as previously reported was $16.3 million less than the restated amount for the year ended December 31, 2004 as a result of the change in the Service Company’s federal income tax status.  Excluding the impact of consolidating the Service Company under FSP FIN 46(R)-5, net income for 2004 would have increased 78%.

The increases in net income attributable to factors other than income taxes were principally due to growth in the volume of business in force and increases in the investment spread earned on our annuity liabilities.  Our net annuity liabilities (after coinsurance ceded) increased from $4.0 billion at the beginning of 2002 to $7.7 billion at the end of 2004.  As set forth in a table included earlier in this item, we increased our aggregate investment spread to 2.38% in 2004 compared to 2.30% in 2003 and 2.11% in 2002.  The increases in net income also benefitted from increasing amounts of income generated by the spread on our securities repurchase agreements due to increasing amounts of average borrowings outstanding under such agreements.  Net income in each year was also impacted by the application of SFAS No. 133 to our index annuity business which we estimate increased net income in 2004 and 2002 by $2.6 million and $3.2 million, respectively, and decreased net income in 2003 by $1.6 million.  Net income in 2003 was also favorably impacted by realized gains on sales of investments of $2.5 million on an after tax basis.

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

Net investment income increased 20% to $428.4 million in 2004 and 16% to $357.3 million in 2003 from $308.5 million in 2002.  These increases are principally attributable to the growth in our annuity business and corresponding increases in our invested assets, offset by decreases in the average yield earned on our investments.  Invested assets (on an amortized cost basis) increased 29% to $8.0 billion at December 31, 2004 and 18% to $6.2 billion at December 31, 2003 compared to $5.2 billion at December 31, 2002, while the yield earned on average invested assets was 6.28%, 6.43% and 6.91% for 2004, 2003 and 2002, respectively.  The declines in the yield earned on average invested assets are attributable to a general decline in interest rates and the reinvestment of net redemption proceeds from called securities at lower yields.  See Quantitative and Qualitative Disclosures About Market Risk.

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

Change in fair value of derivatives (call options purchased to fund annual index credits on index annuities) was an increase of $28.7 million in 2004, an increase of $52.5 million in 2003 and a decrease of $57.8 million in 2002.  See Critical Accounting Policies - Derivative Instruments - Index Products for the components of the change in fair value of derivatives.

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

Year Ended December 31,
	2004	2003	2002
S&P 500 Index
Point-to-point strategy	5.4% - 31.3%	0.0% - 24.5%	—
Monthly average strategy	2.3% - 29.2%	0.0% - 17.8%	0.0% - 6.1%
Lehman Brothers U.S. Aggregate and U.S. Treasury indices	1.8% - 6.8%	0.0% - 14.2%	5.8% - 9.3%

Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the index annuity policies (participation rates and caps) which allow us to manage the cost of the options purchased to fund the annual index credits.

The change in fair value of derivatives is also influenced by the aggregate cost of options purchased which is related to the amount of policyholder funds allocated to the various indices, market volatility which affects option pricing and the policy terms and historical experience which affects the strikes and caps of the options we purchase.  The aggregate cost of option purchases began declining in the second quarter of 2003 when we refined our hedging process to purchase options that were out of the money to the extent of anticipated minimum guaranteed interest on the index policies.  Prior to that, all options were purchased at the money at a higher cost.  The aggregate cost of option purchases increased during 2004 because more options were purchased at the money and option pricing increased due to greater market volatility.  More options have been purchased at the money (or less out of the money than in preceding periods) because index returns have increased, thereby reducing the impact of minimum guaranteed interest on policy values and option purchases.  See Critical Accounting Policies - Derivative Instruments - Index Products.

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

A component of interest credited to account balances is the amortization of deferred sales inducements.  The amortization of deferred sales inducements was $10.6 million, $5.5 million and $4.1 million for the year December 31, 2004, 2003 and 2002, respectively.  The increases in amortization during 2004 and 2003 were principally attributable to growth in the sales of our premium and interest bonus products.  The application of SFAS No. 133 to the amortization of deferred sales inducements resulted in a $1.4 million increase in amortization in 2004, a decrease in amortization of $0.2 million in 2003 and an increase in amortization of $0.1 million in 2002.  Bonus products made up 64% and 58% of our total annuity deposits during 2004 and 2003, respectively.  See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements.

Change in fair value of embedded derivatives was a decrease of $8.6 million during the year ended December 31, 2004 compared to an increase of $66.8 million in 2003 and a decrease of $5 million in 2002.  The change in the amount of expense recognized during 2004, 2003 and 2002 primarily resulted from the increase or decrease in expected index credits on the next policy anniversary dates, which are related to the change in the fair value of the options acquired to fund these index credits discussed above in the “Change in fair value of derivatives”.  In addition, the host value of the index reserve liabilities increased primarily as a result of increases in index annuity premium deposits.  See Critical Accounting Policies - Derivative Instruments - Index Products.

Interest expense on amounts due to related party under General Agency Commission and Servicing Agreement in 2004 and 2003 was eliminated in consolidation as a result of the application of FSP FIN 46(R)-5 retroactive to January 1, 2003.

Interest expense on notes payable decreased 13% to $2.4 million in 2004 and increased 43% to $2.7 million in 2003 from $1.9 million in 2002.  These changes were principally due to changes in the principal amount of notes payable outstanding, including notes payable of the Service Company.  Interest expense on the Service Company’s notes payable is included in the 2004 and 2003 amounts but is excluded from the 2002 amount because the retroactive application of FSP FIN 46(R)-5 does not extend to periods prior to January 1, 2003.

Interest expense on subordinated debentures for 2004 increased to $9.6 million from $7.7 million in 2003.  The comparable amount for 2002 was $7.4 million and is reported as minority interests in subsidiaries.  The increase during 2004 compared to 2003 was due to the issuance of additional floating rate subordinated debentures during 2004 of $59.2 million and $12.4 million issued in December 2003.  The amount of subordinated debentures outstanding at December 31, 2004 was $173.6 million compared to $116.4 million at December 31, 2003.  See Financial Condition - Liabilities.

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

Other operating costs and expenses increased 26% to $32.5 million in 2004 and 19% to $25.8 million in 2003 from $21.6 million in 2002.  The increase during 2004 compared to 2003 was principally attributable to $1.8 million of paid and accrued guaranty fund assessments related to the insolvency of London Pacific Life and Annuity Company, an increase of $1.4 million in salaries and related costs of employment due to the growth in our annuity business, $0.8 million in marketing and advertising costs, and $1.1 million in printing and postage costs related to existing policies and marketing of new policies.  The increase during 2003 compared to 2002 was principally attributable to an increase of $0.8 million in professional fees related to litigation, $1.5 million in salaries and related costs of employment due to growth in our annuity business and $1.4 million in risk charges related to the reinsurance agreement entered into with Hannover Life Reassurance Company of America on November 1, 2002.  This agreement is more fully described in note 6 to our audited consolidated financial statements.

Income tax expense increased 201% to $40.6 million in 2004 and 85% to $13.5 million in 2003 from $7.3 million in 2002.  As discussed above and in note 2 to our audited consolidated financial statements, income tax expense for 2004 increased by $16.3 million due to the change in the Service Company’s federal income tax status.  Excluding the impact of this item, the increases in income tax expense were principally due to increases in pre-tax income.  Our effective tax rates for 2004, 2003 and 2002 were 35%, 35% and 34%, respectively, after taking into consideration the impact of the change in the Service Company’s federal income tax status in 2004 and the impact of earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts in 2002.  See note 7 to our audited consolidated financial statements.

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

We have classified a portion of our fixed maturity investments as available for sale.  Available for sale securities are reported at market value and unrealized gains and losses, if any, on these securities (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) are included directly in a separate component of stockholders’ equity, thereby exposing stockholders’ equity to volatility due to changes in market interest rates and the accompanying changes in the reported value of securities classified as available-for-sale, with stockholders’ equity increasing as interest rates decline and, conversely, decreasing as interest rates rise.

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

The notes are convertible at the holders’ option prior to the maturity date into cash and shares of our common stock under certain conditions.  The initial conversion price per share is $14.47 which represents a conversion rate of 69.1085 shares of our common stock per $1,000 in principal amount of notes.  Upon conversion, we will deliver to the holder cash equal to the aggregate principal amount of the notes to be converted and will deliver shares of our common stock for the amount by which the conversion value exceeds the aggregate principal amount of the notes to be converted (commonly referred to as “net share settlement”).  See note 8 to our audited consolidated financial statements for additional details concerning the conversion features of the notes and the dilutive effect of the notes in our diluted earnings per share calculation.

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

Our subsidiary trusts have issued fixed rate and floating rate trust preferred securities and the trusts have used the proceeds from these offerings to purchase subordinated debentures from us.  We also issued subordinated debentures to the trusts in exchange for all of the common securities of each trust.  The sole assets of the trusts are the subordinated debentures and any interest accrued thereon.  The terms of the preferred securities issued by each trust parallel the terms of the subordinated debentures.  Our obligations under the subordinated debentures and related agreements provide a full and unconditional guarantee of payments due under the trust preferred securities. In accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, we do not consolidate our subsidiary trusts and record our subordinated debt obligations to the trusts and our equity investments in the trusts.  See notes 1 and 10 to our audited consolidated financial statements for additional information concerning our subordinated debentures payable to and the preferred securities issued by the subsidiary trusts.  Following is a summary of subordinated debt obligations to the trusts at December 31, 2004 and 2003:

	December 31,		Interest
	2004	2003	Rate	Due Date
	(Dollars in thousands)
American Equity Capital Trust I	$24,073	$26,713	8%	September 30, 2029
American Equity Capital Trust II	77,861	77,340	5%	June 1, 2047
American Equity Capital Trust III	27,840	—	Floating	April 29, 2034
American Equity Capital Trust IV	12,372	12,372	Floating	January 8, 2034
American Equity Capital Trust VII	10,830	—	Floating	September 14, 2034
American Equity Capital Trust VIII	20,600	—	Floating	December 22, 2034
	$173,576	$116,425

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

During the third quarter of 2004, we entered into a $50 million revolving line of credit with three banks.  There is no amount outstanding under this revolving line of credit at December 31, 2004.  See note 8 to our audited consolidated financial statements for additional details concerning the terms of the revolving line of credit.  At December 31, 2003, we had $31.8 million outstanding under a credit agreement.  All amounts outstanding under this agreement were repaid during 2004.

As discussed in notes 1 and 2 to our audited consolidated financial statements, we have an implicit variable interest in the Service Company and include the Service Company in our consolidated financial statements as of January 1, 2003.  At December 31, 2004, the Service Company had $20.4 million outstanding under a credit agreement with a third party.  Quarterly payments in amounts ranging from $1.1 million to $1.5 million are payable over the next twenty quarters with interest computed at a fixed rate of 11.2%.  Cash and cash equivalents at December 31, 2004 include $2.5 million of restricted cash under the terms of the credit agreement.  At December 31, 2004 and 2003, the Service Company also had $3.0 million and $14.3 million, respectively, of notes payable to its sole stockholder.  Principal and interest on these notes are payable quarterly.  The note outstanding at December 31, 2004 bears interest at the prime rate (5.25% at December 31, 2004).  The weighted average interest rate for the notes payable at December 31, 2003 was 6.47%.

Stockholders’ Equity

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

During 2003, we purchased 1,435,500 shares of our common stock at a total cost of $9.3 million ($6.49 per share).  We issued these shares and 155,583 shares held as treasury stock to a rabbi trust established for the benefit of agents who have earned shares of our common stock under the American Equity Investment NMO Deferred Compensation Plan.  See note 11 to our audited consolidated financial statements.

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

During 2004, we issued 54,385 shares of our common stock to an agent’s beneficiaries in relation to shares earned under the American Equity Investment NMO Deferred Compensation Plan.  See note 11 to our audited consolidated financial statements.

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

The payment of dividends or the distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary’s state of domicile’s insurance department.  Currently, American Equity Life may pay dividends or make other distributions without the prior approval of its state of domicile’s insurance department, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life’s net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life’s statutory surplus at the preceding December 31.  For 2005, up to approximately $60.9 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Division.  In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary’s state of domicile.  American Equity Life had approximately $114.6 million of earned surplus at December 31, 2004.

The maximum distribution permitted by law or contract is not necessarily indicative of an insurer’s actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions.  Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs.

The transfer of funds by American Equity Life is also restricted by a covenant in our revolving line of credit agreement which requires American Equity Life to maintain a minimum risk-based capital ratio of 200%.

Statutory accounting practices prescribed or permitted for our life subsidiaries differ in many respects from those governing the preparation of financial statements under GAAP.  Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.  Information as to statutory capital and surplus and statutory net income for our life subsidiaries as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 is included in note 12 to our audited consolidated financial statements.

American Equity Life has entered into a general agency commission and servicing agreement with the Service Company, whereby the Service Company acts as a national supervisory agent with responsibility for paying commissions to our agents.  This agreement initially benefits American Equity Life’s statutory surplus by extending the payment of a portion of the first year commissions on new annuity business written by American Equity Life over a longer period of time, and thereby enabling American Equity Life to conduct a comparatively greater volume of business.  In subsequent periods, American Equity Life’s statutory surplus is reduced through the payment of renewal commissions to the Service Company on this business based upon the account balances of the annuities remaining in force (see note 9 to our audited consolidated financial statements).  During the years ended December 31, 2004, 2003 and 2002, the Service Company paid $20.0 million, $14.4 million and $11.8 million, respectively, to agents of American Equity Life.  American Equity Life paid renewal commissions to the Service Company of $28.1 million, $22.1 million and $21.7 million, respectively, during the years ended December 31, 2004, 2003 and 2002.  Future payments by American Equity Life on business in force at December 31, 2004 are dependent upon the account balances of the annuities remaining in force on each remaining quarterly renewal commission payment date.

From time to time the Service Company has borrowed money from us as a source of funds for the commissions it paid to American Equity Life’s agents.  During 2003, the Service Company borrowed $14.5 million from us.  At December 31, 2004 and 2003, the amount receivable from the Service Company was $16.2 million and $27.9 million, respectively.  Principal and interest are payable quarterly over five years from the date of the advance.  The weighted average interest rate was 6.25% at December 31, 2004 and 7.40% at December 31, 2003.  As discussed above and in note 2 to our audited consolidated financial statements, we adopted FSP FIN 46(R)-5 in the first quarter of 2005 and as permitted by the FSP, applied it retroactive to January 1, 2003.  Accordingly, the Service Company is included in our consolidated financial statements as of and for the years ended December 31, 2004 and 2003 and all intercompany accounts and transactions between us and the Service Company, including the amounts set forth in this paragraph and certain amounts set forth in the preceding paragraph, have been eliminated retroactive to January 1, 2003.

In the normal course of business, we enter into financing transactions, lease agreements, or other commitments.  These commitments may obligate us to certain cash flows during future periods.  The following table summarizes such obligations as of December 31, 2004.

	Payments Due by Period
	Total	Less Than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years
	(Dollars in thousands)
Annuity and single premium universal life products (1)	$9,111,554	$681,149	$2,157,377	$1,452,691	$4,820,337
Amounts due to related party under General Agency Commission and Servicing Agreement	35,812	19,148	7,565	9,099	—
Senior convertible notes, including interest payments	533,000	13,650	27,300	27,300	464,750
Subordinated debentures, including interest payments (2)	557,232	11,242	22,483	22,483	501,024
Operating leases	1,806	1,030	703	73	—
Mortgage loan funding	58,820	58,820	—	—	—
Total	$10,298,224	$785,039	$2,215,428	$1,511,646	$5,786,111

(1) Amounts shown in this table are projected payments through the year 2023 which we are contractually obligated to pay to our annuity policyholders.  The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency, when applicable.  These assumptions are based on our historical experience.  Amounts show are net of expected reinsurance recoveries.

(2) Amount shown is net of $2.1 million equity investments in the Capital Trusts due to the contractual right of offset upon repayment of the notes.

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

If interest rates were to increase 10% (48 basis points) from levels at December 31, 2004, we estimate that the fair value of our fixed maturity securities would decrease by approximately $328.0 million.  The impact on stockholders’ equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be an increase of $34.5 million in the accumulated other comprehensive loss.  The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change.  Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.  Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.  However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to the their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means as discussed earlier.  See Financial Condition - Liquidity for Insurance Operations for a further discussion of the liquidity risk.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on their evaluation of these disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, except for the material weakness in the Company’s internal control over financial reporting discussed below, the disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f).  The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and the board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based upon criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management determined a lack of formal documentation exists surrounding the Company’s review of its deferred policy acquisition costs and deferred sales inducements, its unlocking analysis and the related assumptions and estimates used in connection with these items.  In addition, management concluded that the review of inputs into the models for estimated deferred policy acquisition costs and deferred sales inducements was inadequate.  As a result, management has concluded that a material weakness exists and thus will not be able to conclude that its internal control over financial reporting was effective as of the end of the period covered by the Company’s Annual Report on Form 10-K.  However, this weakness in the Company’s internal control over financial reporting did not result in any material misstatement of the Company’s financial statements for 2004.

Remediation

The Company’s remediation of this material weakness includes the implementation of additional review procedures for the inputs into the models for deferred policy acquisition costs and deferred sales inducements and a more formal documentation process of the review and approval at each reporting period of the amounts recorded for deferred policy acquisition costs and deferred sales inducements and the assumptions and estimates used in this process.  This remediation is expected to be in place prior to the filing of the Company’s first quarterly report in 2005.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders

American Equity Investment Life Holding Company

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that American Equity Investment Life Holding Company did not maintain an effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment that there was not an effective review of the inputs into the Company’s models for estimating deferred policy acquisition costs and deferred sales inducements and the lack of formal documentation surrounding the Company’s review of its deferred policy acquisition costs and deferred sales inducements, its unlocking analysis and the related assumptions and estimates used in connection with these items based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  American Equity Investment Life Holding Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weakness has been identified and included in management’s assessment: In its assessment as of December 31, 2004, management identified as a material weakness that there was not an effective review of the inputs into the Company’s models for estimating deferred policy acquisition costs and deferred sales inducements and the lack of formal documentation surrounding the Company’s review of its deferred policy acquisition costs and deferred sales inducements, its unlocking analysis and the related assumptions and estimates used in connection with these items.  As a result of this material weakness in internal control, during the fourth quarter of 2004 the Company recorded an immaterial adjustment to its deferred policy acquisition costs and deferred sales inducements assets as of December 31, 2004, and to the related consolidated statements of income for amortization of deferred policy acquisition costs and interest credited to account balances for the year ended December 31, 2004.  The effects on prior quarterly and annual consolidated financial statements of the Company were not material.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 11, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that American Equity Investment Life Holding Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, American Equity Investment Life Holding Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

/s/ Ernst & Young LLP

Des Moines, Iowa
March 23, 2005

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November, 2005.

AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

By:	/s/WENDY L. CARLSON
Wendy L. Carlson, Authorized Officer

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Schedules

Schedule I - Summary of Investments - Other Than Investments in Related Parties
Schedule II - Condensed Financial Information of Registrant
Schedule III - Supplementary Insurance Information
Schedule IV - Reinsurance

(This page has been left blank intentionally.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

American Equity Investment Life Holding Company

We have audited the accompanying consolidated balance sheets of American Equity Investment Life Holding Company as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedules listed in the Index on page F-1.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, on December 31, 2003, the Company changed its method of reporting certain variable interest entities retroactive to January 1, 2003, and as discussed in Note 2 to the consolidated financial statements, during the first quarter of 2005, the Company changed its method of accounting for a variable interest entity retroactive to January 1, 2003.

/s/ Ernst & Young LLP

Des Moines, Iowa
March 11, 2005, except for
Note 2, as to which
the date is November 11, 2005

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2004	2003
	(Restated)	(Restated)
Assets
Cash and investments:
Fixed maturity securities:
Available for sale, at market (amortized cost: 2004 - $2,769,804; 2003 - $3,703,756)	$2,705,323	$3,618,025
Held for investment, at amortized cost (market: 2004 - $4,005,775; 2003 - $1,717,224)	4,098,493	1,827,289
Equity securities, available for sale, at market (cost: 2004 - $38,838; 2003 - $21,794)	38,303	21,409
Mortgage loans on real estate	959,779	608,715
Derivative instruments	148,006	119,833
Policy loans	362	324
Cash and cash equivalents	66,542	33,752
Total cash and investments	8,016,808	6,229,347

Coinsurance deposits - related party	2,068,700	1,926,603
Accrued investment income	44,871	29,386
Deferred policy acquisition costs	713,021	608,197
Deferred sales inducements	159,467	95,467
Deferred income tax asset	56,142	58,832
Federal income taxes recoverable	—	1,737
Other assets	28,279	13,272

Total assets	$11,087,288	$8,962,841

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

	December 31,
	2004	2003
	(Restated)	(Restated)
Liabilities and Stockholders’ Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$62,073	$44,497
Annuity and single premium universal life products	9,745,896	8,271,377
Other policy funds and contract claims	94,410	60,995
Other amounts due to related parties	31,955	22,551
Notes payable	283,375	46,115
Subordinated debentures	173,576	116,425
Amounts due under repurchase agreements	264,875	108,790
Federal income taxes payable	8,554	—
Other liabilities	117,031	28,049
Total liabilities	10,781,745	8,698,799

Minority interest in subsidiary	—	326

Stockholders’ equity:
Series Preferred Stock, par value $1 per share, 2,000,000 shares authorized; 1998 Series A Participating Preferred Stock issued and outstanding: 2003 - 625,000 shares	—	625
Common Stock, par value $1 per share, 75,000,000 shares authorized; issued and outstanding 2004 - 38,360,343 shares; 2003 - 35,294,035 shares	38,360	35,294
Additional paid-in capital	215,793	208,436
Accumulated other comprehensive loss	(19,269)	(22,742)
Retained earnings	70,659	42,103
Total stockholders’ equity	305,543	263,716
Total liabilities and stockholders’ equity	$11,087,288	$8,962,841

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Year ended December 31,
	2004	2003	2002
	(Restated)	(Restated)
Revenues:
Traditional life and accident and health insurance premiums	$15,115	$13,686	$13,664
Annuity and single premium universal life product charges	22,462	20,452	15,376
Net investment income	428,385	357,295	308,548
Realized gains (losses) on investments	943	6,946	(122)
Change in fair value of derivatives	28,696	52,525	(57,753)
Total revenues	495,601	450,904	279,713

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	13,423	11,824	9,317
Interest credited to account balances	305,762	248,075	183,503
Change in fair value of embedded derivatives	(8,567)	66,801	(5,027)
Interest expense on amounts due to related party under General Agency Commission and Servicing Agreement	—	—	3,596
Interest expense on notes payable	2,358	2,713	1,901
Interest expense on subordinated debentures	9,609	7,661	—
Interest expense on amounts due under repurchase agreements and other interest expense	3,148	1,278	1,777
Amortization of deferred policy acquisition costs	67,867	47,450	34,060
Other operating costs and expenses	32,520	25,794	21,635
Total benefits and expenses	426,120	411,596	250,762
Income before income taxes and minority interests	69,481	39,308	28,951

Income tax expense	40,611	13,505	7,299
Income before minority interests	28,870	25,803	21,652
Minority interests in subsidiaries:
Minority interest	(453)	363	—
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts
	—	—	7,445
Net income	$29,323	$25,440	$14,207

Earnings per common share	$0.77	$1.45	$0.87
Earnings per common share – assuming dilution	$0.71	$1.21	$0.76

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at January 1, 2002	$625	$14,517	$57,452	$(33,531)	$3,504	$42,567
Comprehensive income:
Net income for year	—	—	—	—	14,207	14,207
Change in net unrealized investment gains/losses	—	—	—	21,587	—	21,587
Total comprehensive income						35,794
Issuance of 34,228 shares of common stock	—	34	103	—	—	137
Acquisition of 112,750 shares of common stock	—	(113)	(744)	—	—	(857)
Dividends on preferred stock ($.03 per share)	—	—	—	—	(19)	(19)
Dividends on common stock ($.01 per share)	—	—	—	—	(144)	(144)
Balance at December 31, 2002	625	14,438	56,811	(11,944)	17,548	77,478
	(Restated)
Comprehensive income:
Net income for year	—	—	—	—	25,440	25,440
Change in net unrealized investment gains/losses	—	—	—	(10,798)	—	(10,798)
Total comprehensive income:						14,642
Issuance of 20,700,000 shares of common stock less issuance expenses of $15,035	—	20,700	150,565	—	—	171,265
Issuance of 1,591,083 shares of common stock to the NMO Deferred Compensation Trust	—	1,591	8,939	—	(533)	9,997
Acquisition of 1,435,500 shares of common stock	—	(1,435)	(7,879)	—	—	(9,314)
Dividends on preferred stock ($0.03 per share)	—	—	—	—	(19)	(19)
Dividends on common stock ($0.01 per share)	—	—	—	—	(333)	(333)
Balance at December 31, 2003	625	35,294	208,436	(22,742)	42,103	263,716
	(Restated)
Comprehensive income:
Net income for year	—	—	—	—	29,323	29,323
Change in net unrealized investment gains/losses	—	—	—	3,473	—	3,473
Total comprehensive income						32,796
Issuance of 805,000 shares of common stock less issuance expenses of $507	—	805	5,933	—	—	6,738
Exercise of 6,000 management subscription rights	—	6	26	—	—	32
Conversion of $2,640 of subordinated debentures	—	326	2,159	—	—	2,485
Conversion of 625,000 shares of Series Preferred Stock	(625)	1,875	(1,250)	—	—	—
Issuance of 54,385 shares of common stock	—	54	489	—	—	543
Dividends on common stock ($0.02 per share)	—	—	—	—	(767)	(767)
Balance at December 31, 2004	$—	$38,360	$215,793	$(19,269)	$70,659	$305,543

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2004	2003	2002
	(Restated)	(Restated)
Operating activities
Net income	$29,323	$25,440	$14,207
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	305,762	248,075	183,503
Annuity and single premium universal life product charges	(22,462)	(20,452)	(15,376)
Change in fair value of embedded derivatives	(8,567)	66,801	(5,027)
Increase in traditional life and accident and health insurance reserves	17,576	11,408	7,599
Policy acquisition costs deferred	(188,248)	(104,408)	(152,144)
Amortization of deferred policy acquisition costs	67,867	47,450	34,060
Provision for depreciation and other amortization	1,434	1,277	981
Amortization of discounts and premiums on fixed maturity securities	(139,025)	(153,226)	(134,590)
Realized losses (gains) on investments	(943)	(6,946)	122
Change in fair value of derivatives	(28,696)	(52,525)	57,753
Deferred income taxes	820	(2,307)	(11,091)
Reduction of amounts due to related party under General Agency Commission and Servicing Agreement	—	—	(18,058)
Net increase in cash from consolidation of variable interest entity	—	2,776	—
Changes in other operating assets and liabilities:
Accrued investment income	(15,485)	7,330	(14,616)
Receivables from related parties	—	393	9,029
Federal income taxes recoverable/payable	10,291	(9,924)	12,411
Other policy funds and contract claims	33,415	25,351	13,598
Other amounts due to related parties	12,730	25,995	(4,412)
Other liabilities	26,208	7,604	(8,275)
Other	(51)	(953)	1,544
Net cash provided by (used in) operating activities	101,949	119,159	(28,782)

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	1,399,886	2,209,090	3,527,658
Fixed maturity securities - held for investment	1,157,382	869,205	—
Equity securities, available for sale	23,697	49,904	10,352
Mortgage loans on real estate	61,553	12,768	3,160
Derivative instruments	109,373	47,993	9,735
	2,751,891	3,188,960	3,550,905
Acquisitions of investments:
Fixed maturity securities - available for sale	(1,381,314)	(2,035,255)	(4,634,925)
Fixed maturity securities - held for investment	(2,315,130)	(1,469,922)	(215,161)
Equity securities, available for sale	(38,645)	(49,170)	(10,055)
Mortgage loans on real estate	(412,283)	(287,144)	(229,318)
Derivative instruments	(111,689)	(66,062)	(93,963)
Policy loans	(38)	(29)	(4)
	(4,259,099)	(3,907,582)	(5,183,426)
Purchases of property, furniture and equipment	(2,901)	(829)	(914)
Net cash used in investing activities	(1,510,109)	(719,451)	(1,633,435)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Year ended December 31,
	2004	2003	2002
	(Restated)	(Restated)
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	1,973,971	1,727,008	2,435,230
Coinsurance deposits - related parties	(202,064)	(649,434)	(837,882)
Return of annuity and single premium universal life policyholder account balances	(778,750)	(472,220)	(332,042)
Financing fees incurred and deferred	(9,598)	(610)	(100)
Proceeds from notes payable	283,375	—	10,000
Repayments of notes payable	(46,115)	(21,613)	(13,334)
Increase (decrease) in amounts due under repurchase agreements	156,085	(132,941)	241,731
Amounts due to reinsurer	—	(10,908)	(3,410)
Proceeds from issuance of subordinated debentures	57,500	12,000	—
Net proceeds from issuance of common stock	7,313	171,265	137
Acquisitions of common stock	—	(9,314)	(857)
Acquisition of 8% Trust Preferred Securities	—	—	(60)
Dividends paid	(767)	(352)	(163)
Net cash provided by financing activities	1,440,950	612,881	1,499,250
Increase (decrease) in cash and cash equivalents	32,790	12,589	(162,967)

Cash and cash equivalents at beginning of year	33,752	21,163	184,130
Cash and cash equivalents at end of year	$66,542	$33,752	$21,163

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on notes payable and repurchase agreements	$4,813	$3,905	$3,897
Interest on subordinated debentures	8,518	7,139	—
Income taxes	29,500	25,735	5,979
Non-cash financing and investing activities:
Premium and interest bonuses deferred as sales inducements	75,162	31,249	28,153
Advances by related party under General Agency Commission and Servicing Agreement deferred as policy acquisition costs	—	—	11,796
Issuance of 1,591,083 shares of common stock to NMO Deferred Compensation Trust	—	9,997	—
Conversion of subordinated debentures	2,485	—	—
Subordinated debentures issued to subsidiary trusts for common equity securities of the subsidiary trust	1,770	372	—

See accompanying notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

1. Organization and Significant Accounting Policies

Organization

American Equity Investment Life Holding Company (the Company), through its wholly-owned subsidiaries, American Equity Investment Life Insurance Company and American Equity Investment Life Insurance Company of New York, is licensed to sell insurance products in 48 states and the District of Columbia at December 31, 2004.  The Company offers a broad array of annuity and insurance products.  The Company’s business consists primarily of the sale of index and fixed rate annuities.  The Company operates solely in the life insurance business.

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: American Equity Investment Life Insurance Company (“American Equity Life”), American Equity Investment Life Insurance Company of New York, American Equity Investment Capital, Inc., and American Equity Investment Properties, L.C.  The consolidated financial statements as of and for the years ended December 31, 2004 and 2003 also include the accounts of American Equity Investment Service Company (“Service Company”), a variable interest entity, as discussed in note 2.  The sole stockholder of the Service Company is the Company’s Chairman, President and Chief Executive Officer.  All significant intercompany accounts and transactions have been eliminated.

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” on December 31, 2003, retroactive to January 1, 2003.  Prior to the adoption of FIN 46, the Company’s subsidiary trusts, American Equity Capital Trust I and American Equity Capital Trust II were included in the Company’s consolidated financial statements.  The subsidiary trusts are no longer consolidated upon adoption of FIN 46, and the effect of such deconsolidation is that the obligations of the trusts to the preferred security holders, previously reported as minority interests, have been replaced with the Company’s subordinated debt obligations to the trusts and the Company’s equity investments in the trusts.  Interest payments on the subordinated debentures are no longer eliminated in consolidation but rather are reported as interest expense.  The adoption of FIN 46 had no impact on net income, stockholders’ equity or previously reported quarterly net income for 2003.

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

Investments

Fixed maturity securities (bonds and redeemable preferred stocks maturing more than one year after issuance) that may be sold prior to maturity are classified as available for sale.  Available for sale securities are reported at estimated fair value and unrealized gains and losses, if any, on these securities are included directly in a separate component of stockholders’ equity, net of income taxes and certain adjustments, for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements.  Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities’ expected lives.  Amortization/accrual of premiums and discounts on mortgage and asset-backed securities incorporate prepayment assumptions to estimate the securities’ expected lives.

Fixed maturity securities that the Company has the positive intent and ability to hold to maturity are classified as held for investment.  Held for investment securities are reported at cost adjusted for amortization of premiums and discounts.  Changes in the market value of these securities, except for declines that are other than temporary, are not reflected in the Company’s financial statements.  Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities’ expected lives.

Equity securities, comprised of common and non-redeemable preferred stocks, are classified as available for sale and are reported at market value.  Unrealized gains and losses are included directly in a separate component of stockholders’ equity, net of income taxes.

Mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts.  If the Company determines that the value of any mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan’s effective interest rate, or the fair value of the underlying collateral.

Policy loans are reported at unpaid principal.

The carrying amounts of all the Company’s investments are reviewed on an ongoing basis for credit deterioration.  If this review indicates a decline in market value that is other than temporary, the Company’s carrying amount in the investment is reduced to its estimated fair value and a specific writedown is taken.  Such reductions in carrying amount are recognized as realized losses and charged to income.  Realized gains and losses on sales are determined on the basis of specific identification of investments.

Market values, as reported herein, of fixed maturity and equity securities are based on the latest quoted market prices, or for those fixed maturity securities not readily marketable, at values which are representative of the market values of issues of comparable yield and quality.

Derivative Instruments

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows.  For derivatives qualifying as hedges of future cash flows, the effective portion of the changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items.  Any “ineffective” portion of a hedge is reported in earnings as it occurs.

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

The Company’s strategy attempts to mitigate any potential risk of loss under these agreements through a regular monitoring process which evaluates the program’s effectiveness.  The Company is exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, the Company purchases its option contracts from multiple counterparties and evaluates the creditworthiness of all counterparties prior to purchase of the contracts.  At December 31, 2004, all of these options had been purchased from nationally recognized investment banking institutions with a Standard and Poor’s credit rating of BBB+ or higher.

Under SFAS No. 133, the future annual index credits on the Company’s index annuities are treated as a “series of embedded derivatives” over the expected life of the applicable contract.  The Company does not purchase call options to fund the index liabilities which may arise after the next policy anniversary date.  The Company must value both the call options and the related forward embedded options in the policies at fair value.  The change in fair value for the call options is included in change in fair value of derivatives and the change in fair value adjustment of the embedded options is included in change in fair value of embedded derivatives in the Consolidated Statements of Income.

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

Deferred Policy Acquisition Costs and Deferred Sales Inducements

To the extent recoverable from future policy revenues and gross profits, certain costs of producing new business, principally commissions, first-year premium and interest bonuses credited to policyholder account balances and certain costs of policy issuance (including policy issue costs of $6.3 million, $3.8 million and $4.1 million in 2004, 2003 and 2002, respectively) have been deferred and capitalized as deferred policy acquisition costs or deferred sales inducements.  For annuity and single premium universal life products, these capitalized costs are being amortized generally in proportion to expected gross profits from surrender charges and investment, mortality, and expense margins.  That amortization is adjusted retrospectively when estimates of future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised.  Deferred policy acquisition costs and deferred sales inducements are also adjusted for the change in amortization that would have occurred if available-for-sale fixed maturity securities had been sold at their aggregate market value and the proceeds reinvested at current yields.  The impact of this adjustment is included in accumulated other comprehensive income (loss) within stockholders’ equity.

For traditional life and accident and health insurance, deferred policy acquisition costs are being amortized over the premium-paying period of the related policies in proportion to premium revenues recognized, principally using the same assumptions for interest, mortality and withdrawals that are used for computing liabilities for future policy benefits subject to traditional “lock-in” concepts.

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

The liability for future policy benefits for traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality, and other assumptions underlying the guaranteed policy cash values.  Reserve interest assumptions are level and range from 3.0% to 6.0%.  The liabilities for future policy benefits for accident and health insurance are computed using a net level premium method, including assumptions as to morbidity and other assumptions based on the Company’s experience, modified as necessary to give effect to anticipated trends and to include provisions for possible unfavorable deviations.  Policy benefit claims are charged to expense in the period that the claims are incurred.

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

Certain group policies include provisions for annual experience refunds of premiums equal to net premiums received less a 16% administrative fee and less claims incurred.  Such amounts (2004 - $0.0 million; 2003 - $0.1 million; and 2002 - $0.3 million) are reported as a reduction of traditional life and accident and health insurance premiums in the consolidated statements of income.

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

Stockholders’ Equity

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

The Company issued 625,000 shares of 1998 Series A Participating Preferred Stock (aggregate liquidation preference of $10.0 million).  During 2004, all of these shares converted into 1,875,000 shares of the Company’s common stock.  Prior to conversion, these preferred shares had participating dividend rights with shares of the Company’s common stock, when and as such dividends were declared.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The Company’s pro forma net earnings and earnings per common share were as follows:

	Year ended December 31,
	2004	2003	2002
	(Restated)	(Restated)
	(Dollars in thousands, except per share data)
Net income, as reported – numerator for earnings per common share	$29,323	$25,440	$14,207
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,125)	(242)	(491)
Net income, pro forma – numerator for earnings per common share, pro forma	28,198	25,198	13,716
Interest (dividends in 2002 related to convertible trust preferred securities) related to convertible subordinated debentures (net of income tax benefit)	1,255	1,347	1,348
Numerator for earnings per common share - assuming dilution, pro forma	$29,453	$26,545	$15,064

Earnings per common share, as reported	$0.77	$1.45	$0.87
Earnings per common share, pro forma	$0.74	$1.43	$0.84
Earnings per common share - assuming dilution, as reported	$0.71	$1.21	$0.76
Earnings per common share - assuming dilution, pro forma	$0.68	$1.20	$0.74

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders.  Other comprehensive income (loss) excludes net realized investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses.  These amounts totaled $0.9 million, $6.9 million and $(0.1) million in 2004, 2003 and 2002, respectively.  Such amounts, which have been measured through the date of sale, are net of adjustments to deferred policy acquisition costs, deferred sales inducements and income taxes totaling $0.5 million in 2004, $3.6 million in 2003 and $(0.1) million in 2002.

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

2.  Restatement

In the first quarter of 2005, the FASB issued FASB Staff Position No. FIN 46(R)-5 (“FSP FIN 46(R)-5”), “Implicit Variable Interests under FIN 46”.  The Company has an implicit variable interest in the Service Company and is required to consolidate the Service Company under FSP FIN 46(R)-5.  As permitted by the FSP, the Company has applied FSP FIN 46(R)-5 retroactive to January 1, 2003, the date of the Company’s original adoption of FIN 46, and, accordingly, the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years ended December 31, 2004 and 2003 presented herein have been restated to reflect the required consolidation of the Service Company.  There was no cumulative effect on January 1, 2003 due to the adoption of FSP FIN 46(R)-5.  All intercompany transactions between the Company and the Service Company have been eliminated retroactive to January 1, 2003.

The adoption of FSP FIN 46(R)-5 and the consolidation of the Service Company had no impact on net income, stockholders’ equity or earnings per share for 2003.  Prior to January 1, 2004, the Service Company was taxed as a Subchapter S Corporation.  Effective January 1, 2004, the Service Company revoked its Subchapter S election, which required the recognition of a deferred income tax liability on the basis of the differences that existed at that date, all of which is reflected in income tax expense for the year ended December 31, 2004.  The increase in income tax expense for the year ended December 31, 2004 attributable to the change in the Service Company’s federal income tax status was approximately $16.3 million, and is the principal difference between previously reported net income for the year ended December 31, 2004 of $45.3 million and the restated amount of $29.3 million.  For further information on the Service Company, see note 9.

The following is a summary of the adjustments to the consolidated financial statements for 2004 and 2003 as a result of the restatement (dollars in thousands, except per share data):

	December 31,
	2004	2004	2003	2003
	(As previously reported)	(As restated)	(As previously reported)	(As restated)
Selected Consolidated Balance Sheet Data:
Assets
Cash and cash equivalents	$62,664	$66,542	$32,598	$33,752
Total cash and investments	8,012,930	8,016,808	6,228,193	6,229,347
Receivables from related parties	16,596	—	28,015	—
Deferred income tax asset	70,562	56,142
Other assets	27,919	28,279	12,746	13,272
Total assets	11,114,066	11,087,288	8,989,177	8,962,841
Liabilities and stockholders’ equity
Amounts due to related party under General Agency Commission and Servicing Agreement	35,812	—	40,601	—
Notes payable	260,000	283,375	31,833	46,115
Federal income taxes payable	6,620	8,554
Other liabilities	117,345	117,031	28,392	28,049
Total liabilities	10,792,562	10,781,745	8,725,461	8,698,799
Minority interest in subsidiaries			—	326
Retained earnings	86,620	70,659
Total stockholders’ equity	321,504	305,543	263,716	263,716
Total liabilities and stockholders’ equity	11,114,066	11,087,288	8,989,177	8,962,841

	Year Ended December 31,
	2004	2004	2003	2003
	(As previously reported)	(As restated)	(As previously reported)	(As restated)
Selected Consolidated Statements of Income Data:
Net investment income	$429,926	$428,385	$358,529	$357,295
Total revenues	497,142	495,601	452,138	450,904
Interest expense on amounts due to related party under General Agency Commission and Servicing Agreement	2,594	—	3,000	—
Interest expense on notes payable	1,749	2,358	1,486	2,713
Other operating costs and expenses	32,016	32,520	25,618	25,794
Income before income taxes and minority interests	69,541	69,481	38,945	39,308
Income tax expense	24,257	40,611
Income before minority interests	45,284	28,870	25,440	25,803
Minority interest	—	(453)	—	363
Net income	45,284	29,323
Earnings per common share	1.19	0.77
Earnings per common share – assuming dilution	1.08	0.71
Selected Consolidated Statements of Cash Flows Data:
Net income	45,284	29,323
Policy acquisition costs deferred	(168,248)	(188,248)	(89,979)	(104,408)
Deferred income taxes	(13,600)	820
Reduction of amounts due to related party under General Agency Commission and Servicing Agreement	(24,789)	—	(14,173)	—
Net increase in cash from consolidation of variable interest entity				2,776
Receivables from related parties	11,419	—	(7,066)	393
Federal income taxes recoverable/payable	8,357	10,291
Other amounts due to related parties			23,241	25,995
Other liabilities	26,108	26,208	8,243	7,604
Other	181	(51)	(126)	(953)
Net cash provided by operating activities	108,318	101,949	107,892	119,159
Proceeds from notes payable	260,000	283,375
Repayments of notes payable	(31,833)	(46,115)	(11,500)	(21,613)
Net cash provided by financing activities	1,431,857	1,440,950	622,994	612,881
Increase in cash and cash equivalents	30,066	32,790	11,435	12,589
Cash and cash equivalents at beginning of year	32,598	33,752
Cash and cash equivalents at end of year	62,664	66,542	32,598	33,752

3. Fair Values of Financial Instruments

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

Policy loans: The Company has not attempted to determine the fair values associated with its policy loans, as management believes any differences between the Company’s carrying value and the fair values afforded these instruments are immaterial to the Company’s financial position and, accordingly, the cost to provide such disclosure is not worth the benefit to be derived.

Cash and cash equivalents: Amounts reported in the consolidated balance sheets for these instruments approximate their fair values.

Annuity and single premium universal life policy benefit reserves and coinsurance deposits - related party: Fair values of the Company’s liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities), are stated at the cost the Company would incur to extinguish the liability (i.e., the cash surrender value) adjusted as required under SFAS No. 133.  The coinsurance deposits related to the annuity benefit reserves have fair values determined in a similar fashion.  The Company is not required to and has not estimated the fair value of its liabilities under other contracts.

Notes payable and amounts due under repurchase agreements: The fair value of the contingent convertible senior notes is based upon quoted market prices.  The amounts reported in the consolidated balance sheets for other notes payable and short term indebtedness under repurchase agreements with variable interest rates approximate their fair values.  Fair values for other notes payable with fixed interest rates are estimated by discounting expected cash flows using interest rates currently being offered for similar securities.

Subordinated debentures: The carrying amount of subordinated debentures with variable interest rates reported in the consolidated balance sheets approximates fair value.  Fair values for subordinated debentures with fixed interest rates are estimated by discounting expected cash flows using interest rates currently being offered for similar securities.

The following sets forth a comparison of the fair values and carrying amounts of the Company’s financial instruments:

	December 31,
	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Restated)	(Restated)	(Restated)	(Restated)
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$2,705,323	$2,705,323	$3,618,025	$3,618,025
Held for investment	4,098,493	4,005,775	1,827,289	1,717,224
Equity securities, available for sale	38,303	38,303	21,409	21,409
Mortgage loans on real estate	959,779	999,380	608,715	667,341
Derivative instruments	148,006	148,006	119,833	119,833
Policy loans	362	362	324	324
Cash and cash equivalents	66,542	66,542	33,752	33,752
Coinsurance deposits - related party	2,068,700	1,780,862	1,926,603	1,640,639

Liabilities
Annuity and single premium universal life policy benefit reserves	9,745,896	8,573,784	8,271,377	7,278,813
Notes payable	283,375	311,000	46,115	46,115
Subordinated debentures	173,576	148,833	116,425	87,761
Amounts due under repurchase agreements	264,875	264,875	108,790	108,790

4.  Investments

At December 31, 2004 and 2003, the amortized cost and estimated fair value of fixed maturity securities and equity securities were as follows:

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government and agencies	$1,766,796	$211	$(58,759)	$1,708,248
Public utilities	43,297	1,552	—	44,849
Corporate securities	262,253	7,223	(6,916)	262,560
Redeemable preferred stocks	34,848	1,105	(584)	35,369
Mortgage and asset-backed securities:
United States Government and agencies	254,640	2,436	(72)	257,004
Non-government	407,970	4,602	(15,279)	397,293
	$2,769,804	$17,129	$(81,610)	$2,705,323

Held for investment:
United States Government and agencies	$4,022,646	$2,240	$(94,958)	$3,929,928
Corporate securities	75,847	—	—	75,847
	$4,098,493	$2,240	$(94,958)	$4,005,775

Equity securities, available for sale:
Non-redeemable preferred stocks	$30,472	$331	$(294)	$30,509
Common stocks	8,366	—	(572)	7,794
	$38,838	$331	$(866)	$38,303

December 31, 2003

Fixed maturity securities:
Available for sale:
United States Government and agencies	$2,594,861	$1,150	$(57,686)	$2,538,325
Public utilities	51,300	724	(189)	51,835
Corporate securities	330,993	13,485	(10,753)	333,725
Redeemable preferred stocks	8,923	1,156	—	10,079
Mortgage and asset-backed securities:
United State Government and agencies	263,040	2,320	(1,258)	264,102
Non-government	454,639	3,045	(37,725)	419,959
	$3,703,756	$21,880	$(107,611)	$3,618,025

Held for investment:
United States Government and agencies	$1,751,532	$—	$(110,065)	$1,641,467
Corporate securities	75,757	—	—	75,757
	$1,827,289	$—	$(110,065)	$1,717,224

Equity securities, available for sale:
Non-redeemable preferred stocks	$16,182	$41	$(132)	$16,091
Common stocks	5,612	—	(294)	5,318
	$21,794	$41	$(426)	$21,409

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2004, by contractual maturity, are shown below.

Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of the Company’s mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

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

Net unrealized losses on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders’ equity were comprised of the following at December 31, 2004 and 2003:

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

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

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

Approximately 93% of the unrealized losses on fixed maturity securities shown in the above table are on securities that are rated investment grade. These unrealized losses are primarily from the Company’s investments in United States Government agencies and United States Government agency mortgage-backed securities.  These securities are relatively long in duration and are callable, making the value of such securities very sensitive to changes in market interest rates.  Approximately 7% of the unrealized losses on fixed maturity securities shown in the above table are on securities rated below investment grade.  The Company reviews all investments on an ongoing basis for credit deterioration.  Factors considered in evaluating whether a decline in value is other than temporary include:

•                  the length of time and the extent to which the fair value has been less than cost;

•                  the financial condition and near-term prospects of the issuer;

•                  whether the investment is rated investment grade;

•                  whether the issuer is current on all payments and all contractual payments have been made as agreed;

•                  the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery;

•                  consideration of rating agency actions;

•                  changes in cash flows of asset-backed and mortgage-backed securities.

The securities in an unrealized loss position are current in respect to payments of interest and principal and the Company has the ability to hold these securities until they recover in fair value.

Components of net investment income are as follows:

	Year ended December 31,
	2004	2003	2002
	(Restated)	(Restated)
	(Dollars in thousands)
Fixed maturity securities	$376,319	$322,247	$288,087
Equity securities	1,668	1,951	1,194
Mortgage loans on real estate	52,697	33,241	15,025
Policy loans	26	25	19
Cash and cash equivalents	604	1,344	3,500
Other	622	1,178	2,892
	431,936	359,986	310,717
Less investment expenses	(3,551)	(2,691)	(2,169)
Net investment income	$428,385	$357,295	$308,548

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

The Company’s mortgage loan portfolio totaled $959.8 million and $608.7 million at December 31, 2004 and 2003, respectively, with commitments outstanding of $58.8 million at December 31, 2004.  The portfolio consists of commercial mortgage loans diversified as to property type, location and loan size.  The loans are collateralized by the related properties.

The Company’s mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type.  The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

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

At December 31, 2004, the only investment in any person or its affiliates (other than bonds issued by agencies of the United States Government) that exceeded 10% of stockholders’ equity was FBL Capital Trust I with an estimated fair value and amortized cost of $75.8 million.

5. Deferred Policy Acquisition Costs and Deferred Sales Inducements

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

6. Reinsurance and Policy Provisions

Coinsurance

The Company has entered into two coinsurance agreements with EquiTrust Life Insurance Company (“EquiTrust”), an affiliate of Farm Bureau Life Insurance Company (“Farm Bureau”) covering 70% of certain of the Company’s fixed rate and index annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003 and 20% of those contracts issued from January 1, 2004 to July 31, 2004, when the agreement was suspended by mutual consent of the parties.  As a result of the suspension, new business will no longer be ceded to EquiTrust until the parties mutually agree to resume the coinsurance of new business.  The business reinsured under these agreements is not eligible for recapture before the expiration of 10 years.  As of December 31, 2004, Farm Bureau beneficially owned 14.4% of the Company’s common stock.

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

Financial Reinsurance

The Company has entered into two reinsurance transactions with Hannover Life Reassurance Company of America (“Hannover”), which are treated as reinsurance under statutory accounting practices and as financial reinsurance under accounting principles generally accepted in the United States (“GAAP”).  The first transaction became effective November 1, 2002 (the “2002 Hannover Transaction”) and the second transaction became effective September 30, 2003 (the “2003 Hannover Transaction”).  The agreements for these transactions include a coinsurance segment and a yearly renewable term segment reinsuring a portion of death benefits payable on certain annuities issued from January 1, 2002 to December 31, 2002 (2002 Hannover Transaction) and issued from January 1, 2003 to September 30, 2003 (2003 Hannover Transaction).  The coinsurance segments provide reinsurance to the extent of 6.88% (2002 Hannover Transaction) and 13.41% (2003 Hannover Transaction) of all risks associated with the Company’s annuity policies covered by these reinsurance agreements.  The 2002 Hannover Transaction provided $29.8 million in net statutory surplus benefit during 2002 and the 2003 Hannover Transaction provided $29.7 million in net statutory surplus benefit during 2003.  The statutory surplus benefits provided by these agreements were reduced by $13.1 million in 2004 and $6.8 million in 2003.  The remaining statutory surplus benefit under these agreements will be reduced in the following years as follows: 2005 - $11.6 million; 2006 - $12.4 million; 2007 - $13.2 million; 2008 - $6.2 million.  Risk charges attributable to the 2003 and 2002 Hannover Transactions of $2.2 million, $1.6 million and $0.2 million were incurred during 2004, 2003 and 2002, respectively.

The statutory surplus benefit provided by the 2003 Hannover Transaction replaced the statutory surplus benefit previously provided by a financial reinsurance agreement entered into during 2001 with a subsidiary of Swiss Reinsurance Company (“Swiss Re”).  The Company terminated this agreement and recaptured all reserves subject to this agreement effective September 30, 2003.  The Swiss Re agreement was treated as reinsurance under statutory accounting requirements and as financial reinsurance under GAAP.  An amount due to reinsurer ($10.9 million at December 31, 2002) was recorded under GAAP equal to the amount of the expense allowance received and was being repaid ratably over a five-year period.  The termination of this agreement resulted in the full repayment of the amount due to reinsurer.  The agreement bore interest at the ninety day London Interbank Offered Rate (“LIBOR”) plus 140 basis points.  Risk charges and interest expense incurred on the cash portion of the surplus benefit provided by the agreement were $0.2 million and $0.6 million for the years ended December 31, 2003 and 2002, respectively.  This agreement provided an initial statutory surplus benefit of $35.0 million in 2001.  The statutory surplus benefit remaining at January 1, 2003 was $30.9 million, all of which was eliminated upon termination of the agreement.

Indemnity Reinsurance

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid under its life and accident and health insurance products by ceding reinsurance to other insurance enterprises or reinsurers.  Reinsurance coverages for life insurance vary according to the age and risk classification of the insured.  Reinsurance contracts do not relieve the Company of its obligations to its policyholders.  To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, the Company’s life insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses to the Company.  To limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers, and monitors concentrations of credit risk.  No allowance for uncollectible amounts has been established against the Company’s asset for amounts receivable from other insurance companies since none of the receivables are deemed by management to be uncollectible.

7. Income Taxes

The Company files a consolidated federal income tax return with all its subsidiaries.

The Company’s income tax expense is as follows:

	Year ended December 31,
	2004	2003	2002
	(Restated)
	(Dollars in thousands)
Consolidated statement of income

Current income taxes	$39,791	$15,812	$18,390
Deferred income taxes	820	(2,307)	(11,091)
Total income tax expense included in consolidated statement of income	40,611	13,505	7,299
Stockholders equity
Expense (benefit) relating to change in net unrealized investment gains/losses	1,870	(5,815)	11,624
Total income tax expense included in consolidated financial statements	$42,481	$7,690	$18,923

Income tax expense in the consolidated statements of income differed from the amount computed at the applicable statutory federal income tax rate (35%) as follows:

	Year ended December 31,
	2004	2003	2002
	(Restated)	(Restated)
	(Dollars in thousands)

Income before income taxes and minority interests	$69,481	$39,308	$28,951

Income tax expense on income before income taxes and minority interests	$24,318	$13,758	$10,133
Tax effect of:
Earnings attributable to company-obligatedmandatorily redeemable preferred securitiesof subsidiary trusts (see note 10)	—	—	(2,606)
Change in federal income tax status of variable interest entity (see note 2)	16,254	—	—
Earnings attributable to variable interest entity	—	(127)	—
State income taxes, net of federal benefit or expense	132	(67)	(233)
Dividends received deduction	(23)	(11)	(41)
Other	(70)	(48)	46
Income tax expense	$40,611	$13,505	$7,299
Effective tax rate	58.4%	34.4%	25.2%

Deferred income tax assets or liabilities are established for temporary differences between the financial reporting amounts and tax bases of assets and liabilities that will result in deductible or taxable amounts, respectfully, in future years.

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2004 and 2003, is as follows:

	December 31,
	2004	2003
	(Restated)
	(Dollars in thousands)
Deferred income tax assets:
Policy benefit reserves	$325,285	$252,950
Unrealized depreciation on available for sale fixed maturity securities and equity securities	10,376	12,246
Deferred compensation	2,428	859
Net operating loss carryforwards	4,919	5,769
Other	194	951
	343,202	272,775

Deferred income tax liabilities:
Accrued discount on fixed maturity securities	(7,418)	(15,645)
Deferred policy acquisition costs	(273,723)	(195,986)
Value of insurance in force acquired	(36)	(73)
Amounts due to reinsurers	(5,303)	(1,907)
Other	(580)	(331)
	(287,060)	(213,942)
Net deferred income tax asset	$56,142	$58,833

In the opinion of the Company’s management, realization of its deferred income tax assets is more likely than not based on expectations as to the Company’s future taxable income and considering all other available evidence, both positive and negative.  Therefore, no valuation allowance against deferred tax assets has been established.

At December 31, 2004, the Company has non-life net operating loss carryforwards for Federal tax purposes of $11.3 million which expire in 2012 through 2023.

8. Notes Payable and Amounts Due Under Repurchase Agreements

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

The notes are convertible at the holders’ option prior to the maturity date into cash and shares of the Company’s common stock under the following conditions:

•                  during any fiscal quarter, if the closing sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the fiscal quarter preceding the quarter in which the conversion occurs is more than 120% of the conversion price of the notes in effect on that 30th trading day;

•                  the Company has called the notes for redemption and the redemption has not yet occurred; or

•                  upon the occurrence of specified corporate transactions.

Holders may convert any outstanding notes into cash and shares of the Company’s common stock at an initial conversion price per share of $14.47.  This represents a conversion rate of approximately 69.1085 shares of common stock per $1,000 in principal amount of notes (the “Conversion Rate”).  Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion, the value (the “Conversion Value”) of the cash and shares of the Company’s common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by the “Ten Day Average Closing Stock Price”, which equals the average of the closing per share prices of the Company’s common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion.  The Company will deliver the Conversion Value to holders as follows: (1) an amount in cash (the “Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate Conversion Value of the notes to be converted is greater than the Principal Return, an amount in shares (the “Net Shares”) equal to such aggregate Conversion Value less the Principal Return (the “Net Share Amount”) and (3) an amount in cash in lieu of fractional shares of common stock.  The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the Ten Day Average Closing Stock Price.

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

The notes are senior unsecured obligations and rank equally in right of payment with all existing and future senior indebtedness and senior to any existing and future subordinated indebtedness.  The notes effectively rank junior in right of payment to any existing and future secured indebtedness to the extent of the value of the assets securing such secured indebtedness.  The notes are structurally subordinated to all liabilities of the Company’s subsidiaries.

Pursuant to EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, the Company will be required to include the dilutive effect of the contingent convertible senior notes in its diluted earnings per share calculation, regardless of whether the market price trigger has been met.  Because the notes include a mandatory cash settlement feature for the principal amount, incremental dilutive shares will only exist when the average fair value of the Company’s common stock for a reporting period exceeds the initial conversion price per share of $14.47.

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

As discussed in notes 1 and 2, the Company has an implicit variable interest in the Service Company and includes the Service Company in its consolidated financial statements effective as of January 1, 2003.  At December 31, 2004, the Service Company had $20.4 million outstanding under a credit agreement with a third party.  Quarterly payments in amounts ranging from $1.1 million to $1.5 million, are payable over the next twenty quarters with interest computed at a fixed rate of 11.2%.  Cash and cash equivalents at December 31, 2004 include $2.5 million of restricted cash under the terms of the credit agreement.  At December 31, 2004 and 2003, the Service Company also had $3.0 million and $14.3 million, respectively, of notes payable to its sole stockholder.  Principal and interest on these notes are payable quarterly.  The note outstanding at December 31, 2004 bears interest at the prime rate (5.25% at December 31, 2004).  The weighted average interest rate for the notes payable at December 31, 2003 was 6.47%.

9.  American Equity Investment Service Company

The Company has a General Agency Commission and Servicing Agreement (“Servicing Agreement”) with the Service Company, whereby the Service Company acts as a national supervisory agent with responsibility for paying commissions to agents of the

Company.  As discussed in notes 1 and 2, the Company has an implicit variable interest in the Service Company and includes the Service Company in its consolidated financial statements effective as of January 1, 2003.  Under the terms of the Servicing Agreement, as amended, the Service Company has paid a portion (ranging from 13.5% to 100%) of the agents’ commissions for certain annuity policies issued during 1997 - 1999 and 2002 - 2004.  In return, the Company has paid and agreed to pay quarterly renewal commissions to the Service Company ranging from .0975% to .375% based upon the account values of the applicable annuity policies issued during those years.  No renewal commission is paid unless the underlying policy is in force on the date renewal commissions are calculated pursuant to the terms of the Servicing Agreement.  For all years except 2004, renewal commissions are capped and interest expense computed at a 9% imputed interest rate.  The effective interest rate based upon the estimated future renewal commissions for policies issued during 2004 is 14.8%.  The payment of a portion of agents’ commissions by the Service Company and the payment of renewal commissions by the Company to the Service Company is eliminated in consolidation effective as of January 1, 2003.

During the years ended December 31, 2004, 2003 and 2002, the Service Company paid $20.0 million, $14.4 million and $11.8 million, respectively, to agents of the Company.  Such amounts were deferred as policy acquisition costs in the consolidated balance sheets.  The Company paid renewal commissions to the Service Company of $28.1 million, $22.1 million and $21.7 million, respectively, which as indicated above, are eliminated in consolidation.  Estimated future payments under the Servicing Agreement at December 31, 2004 are as follows (Dollars in thousands):

Year ending December 31:
2005	$22,732
2006	5,891
2007	5,659
2008	5,436
2009	5,221
44,939
Amounts representing interest	(9,127)
Net amount	$35,812

From time to time, the Service Company has borrowed money from the Company as a source of funds for the commissions it paid to agents of the Company.  During 2003, the Service Company borrowed $14.5 million from the Company.  At December 31, 2004 and 2003, the amount receivable from the Service Company was $16.2 million and $27.9 million, respectively.  Principal and interest are payable quarterly over five years from the date of the advance.  The weighted average interest rate was 6.25% at December 31, 2004 and 7.40% at December 31, 2003.  The receivable from the Service Company and the related interest income is eliminated in consolidation effective as of January 1, 2003.

10.  Subordinated Debentures

The Company’s wholly-owned subsidiary trusts (not consolidated under FIN 46) have issued fixed rate and floating rate trust preferred securities and have used the proceeds from these offerings to purchase subordinated debentures from the Company.  The Company also issued subordinated debentures to the trusts in exchange for all of the common securities of each trust.  The sole assets of the trusts are the subordinated debentures and any interest accrued thereon.  The interest payment dates on the subordinated debentures correspond to the distribution dates on the trust preferred securities issued by the trusts.  The trust preferred securities mature simultaneously with the subordinated debentures.  The Company’s obligations under the subordinated debentures and related agreements provide a full and unconditional guarantee of payments due under the trust preferred securities.  Following is a summary of subordinated debt obligations to the trusts at December 31, 2004 and 2003:

	December 31,		Interest
	2004	2003	Rate	Due Date
	(Dollars in thousands)
American Equity Capital Trust I	$24,073	$26,713	8%	September 30, 2029
American Equity Capital Trust II	77,861	77,340	5%	June 1, 2047
American Equity Capital Trust III	27,840	—	Floating	April 29, 2034
American Equity Capital Trust IV	12,372	12,372	Floating	January 8, 2034
American Equity Capital Trust VII	10,830	—	Floating	September 14, 2034
American Equity Capital Trust VIII	20,600	—	Floating	December 22, 2034
	$173,576	$116,425

The interest rate for the floating rate subordinated debentures are based upon the three month London Interbank Offered rate plus 4.00%

for Trust III and IV and 3.75% for Trust VII and VIII.

American Equity Capital Trust I issued 865,671 shares of trust preferred securities, of which 2,000 shares are held by one of the Company’s subsidiaries.  During 2004, 88,000 shares of these trust preferred securities converted into 325,923 shares of the Company’s common stock.  The remaining 777,761 shares of these trust preferred securities are convertible into 2,872,794 shares of the Company’s common stock.

The principal amount of the subordinated debentures issued by the Company to American Equity Capital Trust II (“Trust II”) is $100.0 million.  These debentures were assigned a fair value of $74.7 million at the date of issue (based upon an effective yield-to-maturity of 7%).  The difference between the fair value at the date of issue and the principal amount is being accreted over the life of the debentures.  The trust preferred securities issued by Trust II were issued to Iowa Farm Bureau Federation, which owns more than 50% of the voting capital stock of FBL Financial Group, Inc. (“FBL”), parent company of Farm Bureau.  The consideration received by Trust II in connection with the issuance of its trust preferred securities consisted of fixed income securities of equal value which were issued by FBL.

11. Retirement and Stock Compensation Plans

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

The Company has entered into deferred compensation arrangements with certain officers, directors, and consultants, whereby these individuals agreed to take common stock of the Company at a future date in lieu of cash payments at the time of service.  The common stock is to be issued in conjunction with a “trigger event”, as that term is defined in the individual agreements.  At December 31, 2004 and 2003, these individuals have earned, and the Company has reserved for future issuance, 377,853 and 345,829 shares of common stock, respectively, pursuant to these arrangements.  The Company has accrued liabilities of $1.9 million and $1.5 million at December 31, 2004 and 2003, respectively, representing the value associated with the shares earned.

During 1997, the Company established the American Equity Investment NMO Deferred Compensation Plan (“NMO Deferred Compensation Plan”) whereby agents can earn common stock in addition to their normal commissions.  Awards are calculated using formulas determined annually by the Company’s Board of Directors and are generally based upon new annuity deposits.  For the years ended December 31, 2004, 2003 and 2002, agents earned the right to receive 414,117 shares, 325,370 shares, and 692,439 shares, respectively.  These shares will be distributed at the end of the vesting and deferral period of 9 years.  A portion of the awards may be subject to forfeiture if certain production levels are not met over the remaining vesting period.  The Company recognizes commission expense as the awards vest.  For the years ended December 31, 2004, 2003 and 2002, agents vested in 449,869 shares, 405,796 shares and 476,918 shares of common stock, respectively, and the Company recorded commission expense (which was subsequently capitalized as deferred policy acquisition costs) of $4.9 million, $2.6 million and $2.6 million, respectively, under these plans.  Amounts accrued are reported as other liabilities until the shares have been issued.  At December 31, 2004, the Company has reserved 2,411,445 shares for future issuance under the plans.

During 2003, the Company created a Rabbi Trust, the NMO Deferred Compensation Trust (the “Trust”) and issued 1,591,083 shares of its common stock to the Trust to fund the vested share liability established under the NMO Deferred Compensation Plan.  In accordance with FASB’s Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested”, the stock held in the Trust is included as part of common stock issued and outstanding.  In the December 31, 2004 consolidated balance sheet, the common shares held in the Rabbi Trust and the related Trust obligation funded by such shares are included in the common stock and additional paid-in-capital components as a respective deduction and addition, with no impact on the reported amount of total stockholders’ equity, as the Plan does not permit diversification and must be settled by the delivery of a fixed number of shares of the Company’s stock.

Prior to the Company’s initial public offering, the Company performed an internal valuation which involved estimates by management to determine a market value as there was no publicly quoted market value for the Company’s stock.  Those estimates were based upon various factors including past stock transactions with third parties, growth in the Company’s revenues, comparison of the Company’s growth pattern to other companies and annual valuations completed by investment bankers familiar with the operations of the Company.  The results of the internal valuation affected the amount of commission expense recognized (which was capitalized as deferred policy acquisition costs) in connection with the NMO Deferred Compensation Plan as described in the preceding paragraph.  The results of the internal valuation of the Company’s stock also affected the calculation of earnings per common share - assuming dilution by affecting the number of dilutive securities used in the calculation (see note 14).

The Company has a Stock Option and Warrant Agreement with Mr. Noble (owner of 4% of its outstanding common stock at December 31, 2004) which allows the purchase of 1,200,000 shares of the Company’s common stock.  Included in this amount are warrants to purchase 240,000 shares of common stock at $3.33 per share that were exercised in 2000 and options expiring in 2007 to purchase 600,000 shares of common stock at $3.33 per share and 360,000 shares of common stock at $7.33 per share.

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

The Company’s 1996 Stock Option Plan authorized grants of options to officers, directors and employees for up to 1,200,000 shares of the Company’s common stock.  In 2000, the Company adopted the 2000 Employee Stock Option Plan which authorizes grants of options to officers and employees on up to 1,800,000 shares of the Company’s common stock and the Company adopted the 2000 Directors Stock Option Plan which authorizes grants of options to directors on up to 225,000 shares.  All options granted under the 2000 plans have 10 year terms and a six month vesting period after which they become fully exercisable immediately.  All options granted under the 1996 plan have 10 year terms and are vested and exercisable.

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

Stock options outstanding at December 31, 2004 (all of which are currently exercisable except for options on 288,000 shares granted in December 2004) are as follows:

	Number of Shares	Weighted- Average Remaining Life
Exercise price:
$ 3.33	1,060,500	2.19
$ 4.00	346,350	2.56
$ 5.33	114,000	3.64
$ 7.33	568,770	3.16
$ 8.67	18,000	4.92
$ 9.00	291,000	8.94
$ 9.16	22,500	9.67
$ 9.49	4,500	9.75
$ 9.67	495,042	6.14
$ 9.95	3,500	9.50
$ 10.77	288,000	10.00
$ 11.00	245,500	9.44
$ 12.85	2,500	9.25
	3,460,162

At December 31, 2004, the Company had no shares of common stock available for future grant under the 1996 Stock Option Plan, 613,708 shares of common stock available for future grant under the 2000 Employee Stock Option Plan, and 213,000 shares of common stock available for future grant under the 2000 Directors Stock Option Plan.

On December 1, 1997, in connection with a rights offering of shares of the Company’s common stock, the Company issued subscription rights to purchase an aggregate of 2,157,375 shares of the Company’s common stock to certain officers and directors.  The subscription rights have an exercise price of $5.33 per share, were exercisable immediately, and expire on December 1, 2005.  During 2002, the expiration date was extended from December 1, 2002 to December 1, 2005 and the Company recognized compensation expense of $0.2 million.  During 2004, rights with respect to 6,000 shares of the Company’s common stock were exercised.

12. Life Insurance Subsidiaries

Prior approval of regulatory authorities is required for the payment of dividends to the Company by its life insurance subsidiaries which exceed an annual limitation.  During 2005, American Equity Life could pay dividends to its parent of $60.9 million, without prior approval from regulatory authorities.

Statutory accounting practices prescribed or permitted by regulatory authorities for the Company’s life insurance subsidiaries differ from generally accepted accounting principles.  Combined net income for the Company’s life insurance subsidiaries as determined in accordance with statutory accounting practices was $47.7 million, $25.4 million and $26.0 million in 2004, 2003 and 2002, respectively, and total statutory capital and surplus of the Company’s life insurance subsidiaries was $608.9 million and $374.6 million at December 31, 2004 and 2003, respectively.

13. Commitments and Contingencies

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

14.  Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Year ended December 31,
	2004	2003	2002
	(Restated)
	(Dollars in thousands, except per share data)

Numerator:
Net income – numerator for earnings per common share	$29,323	$25,440	$14,207
Interest (dividends in 2002 related to convertible trust preferred securities) on convertible subordinated debentures (net of income tax benefit)	1,255	1,347	1,348
Numerator for earnings per common share – assuming dilution	$30,578	$26,787	$15,555

Denominator:
Weighted average common shares outstanding	37,518,141	15,684,932	14,528,387
Participating preferred stock	640,369	1,875,000	1,875,000
Denominator for earnings per common share	38,158,510	17,559,932	16,403,387

Effect of dilutive securities:
Convertible subordinated debentures (convertible trust preferred securities in 2002)	3,005,902	3,198,717	2,592,514
Stock options and management subscription rights	1,500,158	683,548	381,024
Deferred compensation agreements	431,575	727,653	1,015,924
Denominator for earnings per common share - assuming dilution	43,096,145	22,169,850	20,392,849

Earnings per common share	$0.77	$1.45	$0.87
Earnings per common share - assuming dilution	$0.71	$1.21	$0.76

15.  Quarterly Financial Information (Unaudited)

Unaudited quarterly results of operations are summarized below.

	Quarter ended
	March 31	June 30	September 30	December 31
	(Restated)	(Restated)	(Restated)	(Restated)
	(Dollars in thousands, except per share data)
2004
Premiums and product charges	$9,357	$9,058	$8,936	$10,226
Net investment income	98,589	106,197	109,434	114,165
Realized gains on investments	379	10	422	132
Change in fair value of derivatives	5,815	(4,934)	(19,696)	47,511
Total revenues	114,140	110,331	99,096	172,034
Net income (loss)	(5,714)	10,387	10,711	13,939
Earnings per common share	$(0.15)	$0.27	$0.28	$0.36
Earnings per common share - assuming dilution	$(0.15)	$0.25	$0.26	$0.33

2003
Premiums and product charges	$9,333	$8,750	$8,509	$7,546
Net investment income	90,235	83,820	88,939	94,301
Realized gains (losses) on investments	196	7,592	(907)	65
Change in fair value of derivatives	(13,962)	33,053	6,050	27,384
Total revenues	85,802	133,215	102,591	129,296
Net income	4,477	6,383	6,368	8,212
Earnings per common share	$0.27	$0.39	$0.39	$0.39
Earnings per common share - assuming dilution	$0.23	$0.34	$0.34	$0.32

The differences between the change in fair value of derivatives by quarter primarily corresponds to the performance of the indices upon which the Company’s call options are based.  Earnings per common share for each quarter is computed independently of earnings per common share for the year.  As a result, the sum of the quarterly earnings per common share amounts may not equal the earnings per common share for the year.

Results for each of the quarters presented above have been restated to reflect the adoption of FSP FIN 46(R)-5 and the consolidation of the Service Company retroactive to January 1, 2003 (see note 2).  The restatement reduced previously reported net income, earnings per common share and earnings per common share - assuming dilution for the quarter ended March 31, 2004 by $16.1 million, $0.43 and $0.40, respectively.  The differences between the previously reported amounts and the restated amounts are principally attributable to the recognition of a deferred income tax liability that arose from a change in the federal income tax status of the Service Company in that period.  The restatement did not have a material impact on net income or earnings per share for any of the other 2004 quarters and had no impact on net income or earnings per share for the 2003 quarters.

Schedule I - Summary of Investments - Other

Than Investments in Related Parties

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

December 31, 2004

Column A	Column B	Column C	Column D
Type of Investment	Amortized Cost (1)	Fair Value	Amount at which shown in the balance sheet (2)
	(Restated)		(Restated)
	(Dollars in thousands)
Fixed maturity securities:
Available for sale
United States Government and agencies	$1,766,796	$1,708,249	$1,708,249
Public utilities	43,297	44,849	44,849
Corporate securities	262,253	262,560	262,560
Redeemable preferred stocks	34,848	35,368	35,368
Mortgage and asset-backed securities	662,610	654,297	654,297
	2,769,804	2,705,323	2,705,323

Held for investment
United States Government and agencies	4,022,646	3,929,928	4,022,646
Corporate securities	75,847	75,847	75,847
	4,098,493	4,005,775	4,098,493
Total fixed maturity securities	6,868,297	$6,711,098	6,803,816

Equity securities, available for sale:
Non-redeemable preferred stocks	30,472	$30,509	30,509
Common stocks	8,366	7,794	7,794
Total equity securities	38,838	$38,303	38,303

Mortgage loans on real estate	959,779		959,779
Derivative instruments	148,006		148,006
Policy loans	362		362
Cash and cash equivalents	66,542		66,542
Total investments	$8,081,824		$8,016,808

(1)

On the basis of cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturity securities, derivative instruments, and short-term investments, and unpaid principal balance for mortgage loans.

(2)	Derivative instruments are carried at estimated fair value.

Schedule II - Condensed Financial Information of Registrant

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Balance Sheets

(Dollars in thousands)

	December 31,
	2004	2003
	(Restated)
Assets
Cash and cash equivalents	$49,366	$1,947
Fixed maturity securities, available for sale, at market (amortized cost: 2004 - $100,000; 2003 - $40,000)	99,617	40,024
Equity securities of subsidiary trusts (not eliminated in consolidation)	5,220	3,417
Receivable from subsidiary (eliminated in consolidation)	345	1,420
Receivables from related party (eliminated in consolidation)	16,468	27,921
Federal income tax recoverable	1,319	1,020
Deferred income tax asset	5,404	6,175
Other assets	12,372	3,149
	190,111	85,073
Investment in and advances to subsidiaries	552,808	329,481
Total assets	$742,919	$414,554

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	$260,000	$31,833
Subordinated debentures payable to subsidiary trusts	173,636	116,485
Other liabilities	3,740	2,520
Total liabilities	437,376	150,838

Stockholders’ equity:
Series preferred stock	—	625
Common stock	38,360	35,294
Additional paid-in capital	215,793	208,436
Accumulated other comprehensive loss	(19,269)	(22,742)
Retained earnings	70,659	42,103
Total stockholders’ equity	305,543	263,716
Total liabilities and stockholders’ equity	$742,919	$414,554

See accompanying note to condensed financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Statements of Income

(Dollars in thousands)

	Year ended December 31,
	2004	2003	2002
	(Restated)	(Restated)
Revenues:
Net investment income	$2,198	$31	$20
Dividends from subsidiary (eliminated in consolidation)	—	4,000	5,000
Dividends from subsidiary trusts (eliminated in consolidation prior to 2003)	307	214	214
Investment advisory fees (eliminated in consolidation)	10,096	5,246	1,994
Surplus note interest from subsidiary (eliminated in consolidation)	4,080	4,080	2,780
Interest on notes receivable from related party (eliminated in consolidation)	1,597	1,291	2,379
Change in fair value of derivatives	60	—	—
Total revenues	18,338	14,862	12,387

Expenses:
Interest expense on notes payable	1,749	1,486	1,901
Interest expense on subordinated debentures issued to subsidiary trusts (eliminated in consolidation prior to 2003)	9,609	7,661	7,660
Other operating costs and expenses	4,504	3,013	2,453
Total expenses	15,862	12,160	12,014
Income before income tax (expense) benefit, equity in undistributed income of subsidiaries and minority interests	2,476	2,702	373
Income tax (expense) benefit	(615)	703	1,912
Income before equity in undistributed income of subsidiaries and minority interests	1,861	3,405	2,285
Equity in undistributed income of subsidiaries (eliminated in consolidation)	27,009	22,398	19,367
Income before minority interests in subsidiaries	28,870	25,803	21,652
Minority interests in subsidiaries:
Minority interest	(453)	363	—
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	—	—	7,445
Net income	$29,323	$25,440	$14,207

See accompanying note to condensed financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Statements of Cash Flows

(Dollars in thousands)

	Year ended December 31,
	2004	2003	2002
	(Restated)	(Restated)
Operating activities
Net income	$29,323	$25,440	$14,207
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for depreciation and amortization	247	285	159
Accrual of discount on equity security	(33)	—	—
Equity in undistributed income of subsidiaries	(27,009)	(22,398)	(19,367)
Minority interest	(453)	363	—
Minority interests in subsidiaries - earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts	—	—	7,445
Accrual of discount on debenture issued to subsidiary trust	522	522	521
Deferred income tax benefit	912	(241)	(1,353)
Changes in operating assets and liabilities:
Receivable from subsidiary	1,075	(940)	20
Receivable from related party	11,453	(7,459)	8,677
Federal income tax recoverable	(299)	(462)	(558)
Other assets	(28)	(433)	343
Amounts due to related parties	(21)	(73)	100
Other liabilities	1,240	793	352
Net cash provided by (used in) operating activities	16,929	(4,603)	10,546

Investing activities
Capital contributions to subsidiaries	(152,125)	(125,025)	(50)
Acquisition of fixed maturity securities - available for sale	(100,000)	(40,000)	—
Purchases of property, plant and equipment	—	(19)	—
Purchase of surplus notes from subsidiary	—	—	(10,000)
Net cash used in investing activities	(252,125)	(165,044)	(10,050)

See accompanying note to condensed financial statements.

	Year ended December 31,
	2004	2003	2002
	(Restated)	(Restated)
Financing activities
Financing fees incurred and deferred	$(9,598)	$(610)	$(100)
Proceeds from notes payable	260,000	—	10,000
Repayments of notes payable	(31,833)	(11,500)	(13,334)
Proceeds from issuance of subordinated debentures	57,500	12,000	—
Net proceeds from issuance of common stock	7,313	171,265	137
Dividends paid	(767)	(352)	(163)
Net cash provided by (used in) financing activities	282,615	170,803	(3,460)
Increase (decrease) in cash and cash equivalents	47,419	1,156	(2,964)
Cash and cash equivalents at beginning of year	1,947	791	3,755
Cash and cash equivalents at end of year	$49,366	$1,947	$791

Supplemental disclosures of cash flow information
Cash paid during the year for interest:
Notes payable	$6,922	$2,629	$1,763
Subordinated debentures	8,518	7,139	7,139
Non-cash investing and financing activities:
Fixed maturity security contributed to subsidiary	39,562	—	—
Subordinated debentures issued to subsidiary trust for common equity securities of the subsidiary trust	1,770	372	—

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

In the parent company financial statements, the Company’s investment in and advances to subsidiaries (which includes surplus notes issued by American Equity Life) are stated at cost plus equity in undistributed income (losses) of subsidiaries since the date of acquisition and net unrealized gains/losses on the subsidiaries’ fixed maturity securities classified as “available for sale” and equity securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.

See note 8 to the consolidated financial statements for a description of the parent company’s notes payable.

Schedule III - Supplementary Insurance Information

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E
	Deferred policy acquisition costs (1)	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable
	(Dollars in thousands)

As of December 31, 2004: Life insurance	$713,021	$9,807,969	$—	$94,410

As of December 31, 2003: Life insurance	$608,197	$8,315,874	$—	$60,995

As of December 31, 2002: Life insurance	$532,656	$6,737,888	$—	$35,644

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs (1)	Other operating expenses
	(Dollars in thousands)

Year ended December 31, 2004: Life insurance	$37,577	$428,385	$310,618	$67,867	$47,635

Year ended December 31, 2003: Life insurance	$34,138	$357,295	$326,700	$47,450	$37,446

Year ended December 31, 2002: Life insurance	$29,040	$308,548	$187,793	$34,060	$28,909

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

Schedule IV - Reinsurance

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2004:
Life insurance in force, at end of year	$2,500,878	$1,258	$125,443	$2,625,063	4.78%
Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$29,929	$7,467	$—	$22,462	—%
Traditional life and accident and health insurance premiums	13,399	52	1,768	15,115	11.70%
	$43,328	$7,519	$1,768	$37,577	4.71%

Year ended December 31, 2003:
Life insurance in force, at end of year	$2,580,812	$1,034	$141,817	$2,721,595	5.21%
Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$26,025	$5,573	$—	$20,452	—%
Traditional life and accident and health insurance premiums	11,941	156	1,901	13,686	13.89%
	$37,966	$5,729	$1,901	$34,138	5.57%

Year ended December 31, 2002:
Life insurance in force, at end of year	$2,084,417	$807	$133,745	$2,217,355	6.03%
Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$17,091	$1,715	$—	$15,376	—%
Traditional life and accident and health insurance premiums	10,421	362	3,605	13,664	26.38%
	$27,512	$2,077	$3,605	$29,040	12.41%

Item 15.  Exhibits and Financial Statement Schedules.

(a)   Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation, including Articles of Amendment**++

3.2	Articles of Amendment to Articles of Incorporation filed on September 23, 2003#

3.3	Amended and Restated Bylaws+

4.1	Agreement dated December 4, 1997 between American Equity Investment Life Holding Company and Farm Bureau Life Insurance Company re Right of First Refusal*

4.2	Stockholders’ Agreement dated April 30, 1997 among American Equity Investment Life Holding Company and stockholders*

4.3	Registration Rights Agreement dated April 30, 1997 between American Equity Investment Life Holding Company and stockholders*

4.4	Amended and Restated Declaration of Trust of American Equity Capital Trust I dated September 7, 1999+

4.5	Indenture dated September 7, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#

4.6	Trust Preferred Securities Guarantee Agreement dated September 7, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#

4.7	Trust Common Securities Guarantee Agreement dated September 7, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#

4.8	Indenture dated October 29, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee)#

4.9	Trust Preferred Securities Guarantee Agreement dated October 29, 1999 between American Equity Investment Life Holding Company and West Des Moines, State Bank, as trustee#

4.10	Trust Common Securities Guarantee Agreement dated October 29, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#

4.11	Indenture dated December 16, 2003, between American Equity Investment Life Holding Company and Wilmington Trust Company, as trustee++++++++

4.12	Guarantee Agreement dated December 16, 2003, between American Equity Investment Life Holding Company and Wilmington Trust Company, as trustee++++++++

4.13	Indenture dated April 29, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee++++++++++

4.14	Guarantee Agreement dated April 29, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee++++++++++

4.15	Indenture dated September 14, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee++++++++++

4.16	Guarantee Agreement dated September 14, 2004, between American Equity Investment Life Holding Company and JP Morgan chase Bank, as trustee++++++++++

4.17	Indenture dated December 22, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee##

4.18	Guarantee Agreement dated December 22, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee##

4.19	Indenture dated December 6, 2004 between American Equity Investment Life Holding Company and US Bank, as trustee##

4.20

Registration Rights Agreement dated as of December 6, 2004 by and among American Equity Investment Life Holding Company, Deutsche Bank Securities Inc., Raymond James & Associates, Inc., and Advest, Inc.##

4.21	First Supplemental Indenture dated December 30, 2004 between American Equity Investment Life Holding Company and US Bank, as trustee##

4.22	Registration Rights Agreement dated as of December 30, 2004 between American Equity Investment Life Holding Company and Deutsche Bank Securities Inc.##

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

10.1-B

Second Restated and Amended General Agency Commission and Servicing Agreement dated as of October 1, 2002 between American Equity Investment Life Insurance Company and American Equity Investment Service Company++++++

10.1-C

First Amendment to the 1999 General Agency Commission and Servicing Agreement effective July 1, 2003 between American Equity Investment Life Insurance Company and American Equity Investment Service Company++++++++

10.1-D

First Amendment to Second Restated and Amended General Agency Commission and Servicing Agreement effective December 29, 2004 between American Equity Investment Life Insurance Company and American Equity Investment Service Company##

10.2	1996 Stock Option Plan*

10.3	Restated and Amended Stock Option and Warrant Agreement dated April 30, 1997 between American Equity Investment Life Holding Company and D.J. Noble*

10.4	Warrant to Purchase Common Stock dated May 12, 1997 issued to Sanders Morris Mundy Inc.*

10.5	Deferred Compensation Agreements between American Equity Investment Life Holding Company and
(a) James M. Gerlach dated June 6, 1996*
(b) Terry A. Reimer dated November 11, 1996*
(c) David S. Mulcahy dated December 31, 1997*

10.6	Forgivable Loan Agreement dated April 30, 2000 between American Equity Investment
Life Holding Company and D.J. Noble++

10.7	2000 Employee Stock Option Plan++

10.8	2000 Director Stock Option Plan++

10.9	Coinsurance and Yearly Renewable Term Reinsurance Agreement dated January 1, 2001 between American Equity Investment Life Holding Company and Atlantic International Reinsurance Company LTD.++++

10.10	Coinsurance Agreement dated December 19, 2001 between American Equity Investment Life Holding Company and EquiTrust Life Insurance Company+++++

10.10-A	Coinsurance Agreement dated December 29, 2003 between American Equity Investment Life Holding Company and EquiTrust Life Insurance Company++++++++
10.10-B	First Amendment to Coinsurance Agreement dated December 29, 2003 between American Equity Investment Life Holding Company and EquiTrust Life Insurance Company+++++++++

10.11

Amended and Restated Credit Agreement dated December 30, 2002 among American Equity Investment Life Holding Company, West Des Moines State Bank, as co-agent, Fleet National Bank, as documentation agent and U.S. Bank National Association, as agent++++++

10.12	2002 Coinsurance and Yearly Renewable Term Reinsurance Agreement dated November 1, 2002 between American Equity Investment Life Holding Company and Hannover Life Reassurance Company of America+++++++

10.13	2003 Coinsurance and yearly Renewable Term Reinsurance Agreement dated September 30, 2003 between American Equity Investment Life Holding Company and Hannover Life Reassurance Company of America#

10.13-A

First Amendment to 2003 Coinsurance and yearly Renewable Term Reinsurance Agreement dated September 30, 2003 between American Equity Investment Life Holding Company and Hannover Life Reassurance Company of America++++++++

10.14	Form of Change in Control Agreement between American Equity Investment Life Holding Company and each of John M. Matovina, Kevin R. Wingert, Debra J. Richardson and Wendy L. Carlson#

10.15	Form of Change in Control Agreement between American Equity Investment Life Holding Company and each James M. Gerlach and Terry A. Reimer#

10.16

First Amendment dated August 14, 2003 to Amended and Restated Credit Agreement dated December 30, 2002 among American Equity Investment Life Holding Company, West Des Moines State Bank, as co-agent, Fleet National Bank, documentation agent and U.S. National Association, as agent#

10.17

Second Amendment dated October 24, 2003 to Amended and Restated Credit Agreement dated December 30, 2002 among American Equity Investment Life Holding Company, West Des Moines State Bank, as co-agent, Fleet National Bank, as documentation agent and U.S. Bank National Association, as agent#

10.18

Third Amendment dated December 31, 2003, to Amended and Restated Credit Agreement dated December 30, 2002 among American Equity Investment Life Holding Company, West Des Moines State Bank, as co-agent, Fleet National Bank, as documentation agent and U.S. Bank National Association, as agent++++++++

10.19

Fourth Amendment dated June 30, 2004 to Amended and Restated Credit Agreement dated December 30, 2002 among American Equity Investment Life Holding Company, West Des Moines State Bank, as co-agent, Fleet National Bank, as documentation agent and U.S. Bank National Association, as agent+++++++++

10.20

Amended and Restated Credit Agreement dated September 22, 2004 among American Equity Investment Life Holding Company, West Des Moines State Bank, LaSalle Bank and U.S. Bank National Association++++++++++

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of American Equity Investment Life Holding Company++++++++

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to American Equity Investment Life Holding Company’s Registration Statement on Form 10 dated April 29, 1999

**	Incorporated by reference to the Registration Statement on Form 10 dated April 29, 1999 and Post-Effective Amendment No. 1 to the Registration Statement on Form 10 dated July 20, 1999

+	Incorporated by reference to Form 10-K for the period ended December 31, 1999

++	Incorporated by reference to Form 10-Q for the period ended June 30, 2000

+++	Incorporated by reference to Form 10-K for the period ended December 31, 2000

++++	Incorporated by reference to Form 10-Q for the period ended September 30, 2001

+++++	Incorporated by reference to Form 10-K for the period ended December 31, 2001

++++++	Incorporated by reference to Form 10-K for the period ended December 31, 2002

+++++++	Incorporated by reference to Form 10-Q for the period ended June 30, 2003

++++++++	Incorporated by reference to Form 10-K for the period ended December 31, 2003

+++++++++	Incorporated by reference to Form 10-Q for the period ended June 30, 2004

++++++++++	Incorporated by reference to Form 10-Q for the period ended September 30, 2004

#	Incorporated by reference to the Registration Statement on Form S-1 dated September 15, 2003, including all pre-effective amendments thereto

##	Previously filed with the original Form 10-K for the period ended December 31, 2004