Form 10-K
period 2005-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2006-03-14
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this From 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerate filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐   No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $412,329,840 based on the closing price of $11.88 per share, the closing price of the common stock on the New York Stock Exchange on June 30, 2005.

Shares of common stock outstanding as of February 28, 2006: 55,557,430

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held June 8, 2006, which will be filed within 120 days after December 31, 2005, are incorporated by reference into Part III of this report.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005
TABLE OF CONTENTS

PART I.
Item 1.	Business	3
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	21
Item 2.	Properties	21
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	22
PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6.	Selected Consolidated Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 8.	Consolidated Financial Statements and Supplementary Data	51
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	51
Item 9A.	Controls and Procedures	51
Item 9B.	Other Information	53
PART III.
	The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2005.	54
PART IV.
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	54
SIGNATURES		55
Index to Consolidated Financial Statements and Schedules		F-1
Exhibit Index
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 23.2	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I

ITEM 1. BUSINESS

Introduction

We were formed on December 15, 1995 to develop, market, issue and administer annuities and life insurance. We are a full service underwriter of a broad array of annuity and insurance products through our two life insurance subsidiaries, American Equity Investment Life Insurance Company (“American Equity Life”) and American Equity Investment Life Insurance Company of New York. Our business consists primarily of the sale of fixed rate and index annuities and, accordingly, we have only one business segment. Our business strategy is to focus on our annuity business and earn predictable returns by managing investment spreads and investment risk. We are currently licensed to sell our products in 49 states and the District of Columbia.

Investor related information, including periodic reports filed on Forms 10-K, 10-Q and 8-K and all amendments to such reports may be found on our internet website at www.american-equity.com as soon as reasonably practicable after such reports are filed with the SEC. In addition, we have available on our website our: (i) code of business conduct and ethics; (ii) audit committee charter; (iii) compensation committee charter; (iv) nominating/corporate governance committee charter and (v) corporate governance guidelines.

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

According to LIMRA International, total industry sales of individual annuities were $216.5 billion in 2005 and $220.8 billion in 2004. Fixed annuity sales, which include index and fixed rate annuities were $78.9 billion in 2005 and $87.9 billion in 2004. Sales of index annuities increased 18% to $27.3 billion in 2005 from $23.1 billion in 2004. We believe index annuities, which have a crediting rate linked to the change in various indices, appeal to policyholders interested in participating in returns linked to equity and/or bond markets without the risk of loss of principal. Our wide range of fixed rate and index annuity products has enabled us to enjoy favorable growth during volatile equity and bond markets.

Strategy

Our business strategy is to focus on our annuity business and earn predictable returns by managing investment spreads and investment risk. Key elements of this strategy include the following:

Expand our Current Independent Agency Network.   We believe that our successful relationships with approximately 70 national marketing organizations and, through them, 52,000 independent agents, represent a significant competitive advantage. We intend to grow and enhance our core distribution channel by expanding our relationships with national marketing organizations and independent agents, by addressing their product needs and by providing the highest quality service possible.

Continue to Introduce Innovative and Competitive Products.   We intend to be at the forefront of the fixed and index annuity industry in developing and introducing innovative and new competitive products. We were the first companys to introduce an index annuity which allowed policyholders to earn returns linked to the Dow Jones Indexsm. We were also one of the first companies to offer an index annuity offering a choice among interest crediting strategies which includes both equity and bond indices as well as a traditional fixed rate strategy. We believe that our continued focus on anticipating and being responsive to the product needs of our independent agents and policyholders will lead to increased customer loyalty, revenues and profitability.

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

Take Advantage of the Growing Popularity of Index Products.   We believe that the growing popularity of index products that allow equity and bond market participation without the risk of loss of the premium deposit presents an attractive opportunity to grow our business. We intend to capitalize on our reputation as a leading marketer of index annuities in this expanding segment of the annuity market.

Products

Our products include fixed rate annuities, index annuities, a variable annuity and life insurance.

Fixed Rate Annuities

These products, which accounted for approximately 7% and 16% of our total annuity deposits collected for the years ended December 31, 2005 and 2004, respectively, include single premium deferred annuities (“SPDAs”), flexible premium deferred annuities (“FPDAs”) and single premium immediate annuities (“SPIAs”). An SPDA generally involves the tax-deferred accumulation of interest on a single premium paid by the policyholder. The annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, or for a combination of these payment options. We also sell SPDAs under which the annual crediting rate is guaranteed for up to a five-year period. FDPAs are similar to SPDAs in many respects, except that the FPDA allows additional deposits in varying amounts by the policyholder without a new application.

Our SPDAs and FPDAs (excluding the multi-year rate guaranteed products) generally have an interest rate (the “crediting rate”) that is guaranteed by us for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. The guaranteed rate on our non-multi-year rate guaranteed policies in force and new issues ranges from 2.20% to 4.00%. The guaranteed rate on our multi-year rate guaranteed policies in force ranges from 3.05% to 7.00%. The initial crediting rate is largely a function of the interest rate we can earn on invested assets acquired with new annuity deposits and the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender assumptions, competitive industry pricing and crediting rate history for particular groups of annuity policies with similar characteristics.

Approximately 96%, 99% and 92% of our fixed rate annuity sales during the years ended December 31, 2005, 2004 and 2003, respectively, were “bonus” products. The initial crediting rate on these products specifies a bonus crediting rate ranging from 1% to 7% of the annuity deposit. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established. Generally, there is a compensating adjustment in the commission paid to the agent to offset the first year interest bonus. In all situations, we obtain an acknowledgment from the policyholder, upon policy issuance, that a specified portion of the first year interest will not be paid in renewal years. As of December 31, 2005, crediting rates on our outstanding fixed rate annuities generally ranged from 3.00% to 5.10%, excluding interest bonuses guaranteed for the first year. The average crediting rate on fixed rate annuities including interest bonuses at December 31, 2005 was 4.36%, and the average crediting rate on those products excluding bonuses was 4.18%.

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

Our SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder’s choice at the time of issue. The amounts, frequency, and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 3.60% and 3.83% at December 31, 2005 and 2004, respectively.

Index Annuities

Index annuities accounted for approximately 93% and 84% of the total annuity deposits collected for the years ended December 31, 2005 and 2004, respectively. These products allow policyholders to link returns to the performance of a particular index without the risk of loss of their principal. Most of these products allow policyholders to transfer funds once a year among several different crediting strategies, including one or more index based strategies and a traditional fixed rate strategy.

The annuity contract value is equal to the premiums paid increased for returns which are based upon a percentage (the “participation rate”) of the annual appreciation (based in certain situations on monthly averages or monthly point-to-point calculations) in a recognized index or benchmark. The participation rate, which we may reset annually, generally varies among the index products from 50% to 100%. Some products apply an overall limit (or “cap”), ranging from 5% to 13% , on the amount of annual interest the policyholder may earn in any one contract year, and the applicable cap may also be adjusted annually subject to stated minimums. In addition, some of the products also have an “asset fee” ranging from 1.5% to 5%, which is deducted from the interest to be credited. The minimum guaranteed contract values are equal to 80% to 100% of the premium collected plus interest credited at an annual rate ranging from 2%

to 3.5%. We purchase options on the applicable indices as an investment to provide the income needed to fund the amount of the index credits on the index products. The setting of the participation rates, caps and asset fees is a function of the interest rate we can earn on the invested assets acquired with annuity fund deposits, cost of options and features offered on similar products by competitors. Approximately 66%, 57% and 39% of our index annuity sales for the years ended December 31, 2005, 2004 and 2003, respectively, were “premium bonus” products. The initial annuity deposit on these policies is increased at issuance by the specified premium bonus ranging from 1.5% to 10%. Generally, there is a compensating adjustment in the commission paid to the agent to offset the premium bonus.

The index annuities provide for penalty-free withdrawals of up to 10% of premium or accumulation value (depending on the product) in each year after the first year of the annuity’s term. Other withdrawals are subject to a surrender charge ranging initially from 4.5% to 20% over a surrender period ranging from 5 to 17 years. During the applicable surrender charge period, the surrender charges on some index products remain level, while on other index products, the surrender charges decline by one to two percentage points per year. The annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, or a combination of these payment options.

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

Life Insurance

These products include traditional ordinary and term, universal life and other interest-sensitive life insurance products. We have approximately $2.8 billion of life insurance in force as of December 31, 2005. We intend to continue offering a complete line of life insurance products for individual and group markets. Premiums related to this business accounted for 2% of the revenues in the year ended December 31, 2005 and 3% of the revenues in the years ended December 31, 2004 and 2003.

Investments

Investment activities are an integral part of our business, and net investment income is a significant component of our total revenues. Profitability of many of our products is significantly affected by spreads between interest yields on investments and rates credited on annuity liabilities. Although substantially all credited rates on non-multi-year rate guaranteed SPDAs and FPDAs may be changed annually, subject to minimum guarantees, changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. For the year ended December 31, 2005, the weighted average yield, computed on the average amortized cost basis of our investment portfolio, was 6.18% and the weighted average cost of our liabilities, excluding interest bonuses guaranteed for the first year of the annuity contract, was 3.70%.

We manage the indexed-based risk component of our index annuities by purchasing call options on the applicable indices to fund the annual index credits on these annuities and by adjusting the participation rates, cap rates and other product features to reflect the change in the cost of such options (which varies based on market conditions). All of such options are purchased to fund the index credits on our index annuities at their respective anniversary dates, and new options are purchased at each of the anniversary dates to fund the next annual index credits.

For additional information regarding the composition of our investment portfolio and our interest rate risk management, see Quantitative and Qualitative Disclosures About Market Risk and note 2 to our audited consolidated financial statements.

Marketing

We market our products through a variable cost brokerage distribution network of approximately 70 national marketing organizations and through them, 52,000 independent agents as of December 31, 2005. We emphasize high quality service to our agents and policyholders along with the prompt payment of commissions to our agents. We believe this has been significant in building excellent relationships with our existing agency force.

Our independent agents and agencies range in profile from national sales organizations to personal producing general agents. We aggressively recruit new agents and expect to continue to expand our independent agency force. In our recruitment efforts, we emphasize that agents have direct access to our executive officers, giving us an edge in recruiting over larger and foreign-owned competitors. We also have favorable relationships with our national marketing organizations, which have enabled us to efficiently sell through an expanded number of independent agents. We are currently licensed to sell our products in 49 states and the District of Columbia. We have applied for a license to sell our products in the one remaining state.

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

Two of our national marketing organizations accounted for more than 10% of the annuity deposits collected during 2005 representing 15% and 11% of the annuity deposits and insurance premiums collected. The states with the largest share of direct premiums collected during 2005 were: California (10.1%), Florida (10.0%), Texas (9.2%), Illinois (7.8%) and Pennsylvania (5.6%).

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

The sales agents for our products use the ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer’s annuity to market. In recent years, the market for annuities has been dominated by those insurers with the highest ratings. American Equity Life has received a financial strength rating of “B++” (Very Good) with a stable outlook from A.M. Best Company and “BBB+” with a stable outlook from Standard & Poor’s. A.M. Best Company and Standard & Poor’s changed their outlook on our rating from negative to stable subsequent to the completion of our December 2003 initial public offering. In July, 2002, A.M. Best Company and Standard & Poor’s adjusted our financial strength ratings from “A-”(Excellent) to “B++”(Very Good) and “A-” to “BBB+”, respectively. The degree to which ratings adjustments have effected sales and persistency is unknown. Our ability to grow sales of new annuities and the level of surrenders of our existing annuity contracts in force during 2006 may be affected by the current ratings.

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

Reinsurance

Coinsurance

American Equity Life has entered into two coinsurance agreements with EquiTrust Life Insurance Company (“EquiTrust”), an affiliate of Farm Bureau Life Insurance Company (“Farm Bureau”), covering 70% of certain of our fixed rate and index annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003, and 20% of those contracts issued from January 1, 2004 to July 31, 2004, when the agreement was suspended by mutual consent of the parties. As a result of the suspension, new business will no longer be ceded to EquiTrust unless and until the parties mutually agree to resume the coinsurance of new business. The business reinsured under these agreements is not eligible for recapture before the expiration of 10 years. EquiTrust has received a financial strength rating of “A” from A.M. Best Company. As of December 31, 2005, Farm Bureau beneficially owned 9.9% of our issued and outstanding common stock.

Total annuity deposits ceded were $4.7 million, $202.1 million and $649.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. We received expense allowances of $2.0 million, $22.6 million and $65.6 million under this agreement for the years ended December 31, 2005, 2004 and 2003, respectively. The balance due under this agreement to EquiTrust was $27.7 million at December 31, 2005 and $32.0 million at December 31, 2004, and represents the fair value of the call options related to the ceded business held by us to fund the index credits and cash due to or from EquiTrust related to the transfer of ceded annuity deposits. At December 31, 2005 and 2004, the aggregate policy benefit reserves transferred to EquiTrust under these agreements were $2.0 billion and $2.1 billion, respectively. We remain liable with respect to the policy liabilities ceded to EquiTrust should it fail to meet the obligations assumed by it. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible.

American Equity Life has also entered into a modified coinsurance agreement to cede 70% of its variable annuity business to EquiTrust. Separate account deposits ceded under this agreement during the years ended December 31, 2005, 2004 and 2003 were immaterial. Under this agreement and related administrative services agreements, we paid EquiTrust $0.2 million for the each of years ended December 31, 2005, 2004 and 2003. The modified coinsurance agreement will continue until termination by written notice at the election of either party. Any such termination will apply to the submission or acceptance of new policies, and business reinsured under the agreement prior to any such termination is not eligible for recapture before the expiration of 10 years.

Financial Reinsurance

American Equity Life has entered into three reinsurance transactions with Hannover Life Reassurance Company of America, (“Hannover”), which are treated as reinsurance under statutory accounting practices and as financial reinsurance under accounting principles generally accepted in the United States, (“GAAP”). The statutory surplus benefits under these agreements are eliminated under GAAP and the associated charges are recorded as risk charges and included in other operating costs and expenses in the consolidated statements of income. Hannover has received a financial strength rating of “A+” from A.M. Best Company. The first transaction became effective November 1, 2002 (the “2002 Hannover Transaction”), the second transaction became effective September 30, 2003 (the “2003 Hannover Transaction”) and the third transaction became effective October 1, 2005 (the “2005 Hannover Transaction”). The agreements for the 2002 and 2003 Hannover Transactions include a coinsurance segment and a yearly renewable term segment reinsuring a portion of death benefits payable on certain annuities issued from January 1, 2002 to December 31, 2002 and issued from January 1, 2003 to September 30, 2003. The coinsurance segments provide reinsurance to the extent of 6.88% (2002 Hannover Transaction) and 13.41% (2003 Hannover Transaction) of all risks associated with our annuity policies covered by these reinsurance agreements. The 2002 Hannover Transaction provided $29.8 million in net statutory surplus benefit during 2002 and the 2003 Hannover Transaction provided $29.7 million in net statutory surplus benefit during 2003. The statutory surplus benefits provided by the 2002 and 2003 Hannover Transactions were reduced by $13.4 million in 2005, $13.1 million in 2004 and $6.8 million in 2003. The remaining statutory surplus benefit under the 2002 and 2003 Hannover Transactions will be reduced as follows: 2006 - $12.4 million; 2007 - $13.2 million; 2008 - $6.4 million. The 2005 Hannover Transaction is a yearly renewable term reinsurance agreement on inforce business covering 40% of waived surrender charges related to penalty free withdrawals and deaths. We pay quarterly reinsurance premiums under this agreement with an experience refund calculated on a quarterly basis resulting in a risk charge equal to approximately 4.6% of the reserve credit. The reserve credit recorded on a statutory basis by American Equity Life at December 31, 2005 was $59.0 million. Risk charges attributable to the 2005, 2003 and 2002 Hannover Transactions of $2.5 million, $2.2 million and $1.6 million were incurred during 2005, 2004 and 2003, respectively.

The statutory surplus benefit provided by the 2003 Hannover Transaction replaced the statutory surplus benefit previously provided by a financial reinsurance agreement with a subsidiary of Swiss Reinsurance Company. We terminated this agreement and recaptured all reserves subject to this agreement effective September 30, 2003. This agreement was effective January 1, 2001, and provided an initial statutory surplus benefit of $35.0 million in 2001. The statutory surplus benefit remaining at January 1, 2003 was $30.9 million, all of which was eliminated during 2003. Risk charges and interest expense incurred on the cash portion of the surplus benefit provided by the agreement were $0.2 million for the year ended December 31, 2003.

Indemnity Reinsurance

Consistent with the general practice of the life insurance industry, American Equity Life enters into agreements of indemnity reinsurance with other insurance companies in order to reinsure portions of the coverage provided by its life and accident and health insurance products. Indemnity reinsurance agreements are intended to limit a life insurer’s maximum loss on a large or unusually hazardous risk or to diversify its risks. The maximum loss retained by us on all life insurance policies we have issued was $0.1 million or less as of December 31, 2005. Indemnity reinsurance does not discharge the original insurer’s primary liability to the insured. American Equity Life’s reinsured business related to these blocks of business is primarily ceded to two reinsurers. Reinsurance related to life and accident and health insurance that was ceded by us primarily to two reinsurers was immaterial. We believe the assuming companies will be able to honor all contractual commitments, based on our periodic review of their financial statements, insurance industry reports and reports filed with state insurance departments.

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

Our life subsidiaries are subject to periodic examinations by state regulatory authorities. In 2005, the Iowa Insurance Division completed an examination of American Equity Life as of December 31, 2003. No adjustments to our financial statements were recommended or required as a result of this examination. The New York Insurance Department is currently conducting an examination of American Equity Life Insurance Company of New York as of December 31, 2004. We have not been informed of any material adjustments which will be recommended or required as a result of this examination.

The payment of dividends or the distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary’s state of domicile’s insurance department. Currently, American Equity Life may pay dividends or make other distributions without the prior approval of its state of domicile’s insurance department, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life’s statutory net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life’s statutory surplus at the preceding December 31. For 2006, up to approximately $68.7 million can be distributed as dividends by American Equity Life without prior approval of its state of domicile’s insurance department. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had approximately $92.5 million of earned surplus at December 31, 2005.

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

The NAIC’s RBC requirements provide for four levels of regulatory attention depending on the ratio of a company’s total adjusted capital to its RBC. Adjusted capital is defined as the total of statutory capital, surplus, asset valuation reserve and certain other adjustments. Calculations using the NAIC formula at December 31, 2005, indicate that the ratio of total adjusted capital to RBC for us exceeded the highest level at which regulatory action might be initiated by approximately 2.3 times.

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

Employees

As of December 31, 2005, we had approximately 270 full-time employees, of which approximately 260 are located in West Des Moines, Iowa, and 10 are located in the Pell City, Alabama office. We have experienced no work stoppages or strikes and consider our relations with our employees to be excellent. None of our employees are represented by a union.

ITEM 1A.   RISK FACTORS

We face competition from companies that have greater financial resources, broader arrays of products, higher ratings and stronger financial performance, which may impair our ability to retain existing customers, attracts new customers and maintain our profitability and financial strength.

We operate in a highly competitive industry. Many of our competitors are substantially larger and enjoy substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships. Our annuity products compete with index, fixed rate and variable annuities sold by other insurance companies and also with mutual fund products, traditional bank investments and other retirement funding alternatives offered by asset managers, banks and broker-dealers. Our insurance products compete with those of other insurance companies, financial intermediaries and other institutions based on a number of factors, including premium rates, policy terms and conditions, service provided to distribution channels and policyholders, ratings by rating agencies, reputation and commission structures. While we compete with numerous other companies, we view the following as our most significant competitors:

•       Allianz Life Insurance Company of North America;

•       Midland National Life Insurance Company;

•       AmerUs Group Co.;

•       Fidelity & Guaranty Life Insurance Company; and

•       ING USA Annuity & Life Insurance Company.

Our ability to compete depends in part on product pricing which is driven by our investment performance. We will not be able to accumulate and retain assets under management for our products if our investment results underperform the market or the competition, since such underperformance likely would result in asset withdrawals and reduced sales.

We compete for distribution sources for our products. We believe that our success in competing for distributors depends on factors such as our financial strength, the services we provide to, and the relationships we develop with, these distributors and offering competitive commission structures. Our distributors are generally free to sell products from whichever providers they wish, which makes it important for us to continually offer distributors products and services they find attractive. If our products or services fall short of distributors’ needs, we may not be able to establish and maintain satisfactory relationships with distributors of our annuity and life insurance products. Our ability to compete in the past has also depended in part on our ability to develop innovative new products and bring them to market more quickly than our competitors. In order for us to compete in the future, we will need to continue to bring innovative products to market in a timely fashion. Otherwise, our revenues and profitability could suffer.

National banks, with pre-existing customer bases for financial services products, may increasingly compete with insurers, as a result of legislation removing restrictions on bank affiliations with insurers. This legislation, the Gramm-Leach-Bliley Act of 1999, permits mergers that combine commercial banks, insurers and securities firms under one holding company. Until passage of the Gramm-Leach-Bliley Act, prior legislation had limited the ability of banks to engage in securities-related businesses and had restricted banks from being affiliated with insurance companies. The ability of banks to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of our products by substantially increasing the number and financial strength of our potential competitors.

General economic conditions, including changing interest rates and market volatility, affect both the risks and the returns on both our products and our investment portfolio.

The fair value of our investments and our investment performance, including yields and realization of gains or losses, may vary depending on economic and market conditions. Such conditions include the shape of the yield curve, the level of interest rates and recognized equity and bond indices, including, without limitation, the S&P 500 Index®, the Dow Jones IndexSM and the NASDAQ-100 Index® (the “Indices”). Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can materially and adversely affect the profitability of our products, our ability to earn predictable returns, the fair value of our investments and the reported value of stockholders’ equity.

From time to time, for business or regulatory reasons, we may be required to sell certain of our investments at a time when their fair value is less than the carrying value of these securities. Rising interest rates may cause declines in the value of our fixed maturity securities. With respect to our available for sale fixed maturity securities, such declines (net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements) reduce our reported stockholders’ equity and book value per share. We have a portfolio of held for investment securities which consists principally of long duration bonds issued by U.S. government agencies, the value of which is also sensitive to interest rate changes.

We may also have difficulty selling our commercial mortgage loans because they are less liquid than our publicly traded securities. As of December 31, 2005, our commercial mortgage loans represented approximately 12.6% of the value of our invested assets. If we require significant amounts of cash on short notice, we may have difficulty selling these loans at attractive prices or in a timely manner, or both.

A key component of our net income is the investment spread. A narrowing of investment spreads may adversely affect operating results. Although we have the right to adjust interest crediting rates (referred to as “participation”, “asset fee” or “cap” rates for index annuities) on most products, changes to crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In general, our ability to lower crediting rates is subject to a minimum crediting rate filed with and approved by state regulators. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid the narrowing of spreads under certain market condition. Our policy structure generally provides for resetting of policy crediting rates at least annually and imposes withdrawal penalties for withdrawals during the first three to 17 years a policy is in force.

Our spreads may be compressed in declining interest rate environments. A substantial portion of our fixed income securities have call features and are subject to redemption currently or in the near future. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to or better than those of the redeemed bonds. As indicated above, we have a certain ability to mitigate this risk by lowering interest crediting rates subject to minimum crediting rates in the policy terms.

Managing the investment spread on our index annuities is more complex than it is for fixed rate annuity products. Index products are credited with a percentage (known as the “participation rate”) of gains in the Indices. Some of our index products have an annual asset fee which is deducted from the amount credited to the policy. In addition, caps are set on some products to limit the maximum amount which may be credited on a particular product. To fund the earnings to be credited to the index products, we purchase options on the Indices. The price of such options generally increases with increases in the volatility in the Indices and interest rates, which may either narrow the spread or cause us to lower participation rates. Thus, the volatility of the Indices adds an additional degree of uncertainty to the profitability of the index products. We attempt to mitigate this risk by resetting participation rates and asset fees annually and adjusting the applicable caps.

Our investment portfolio is also subject to credit quality risks which may diminish the value of our invested assets and affect our sales, profitability and reported book value per share.

We are subject to the risk that the issuers of our fixed maturity securities and other debt securities (other than our U.S. agency securities), and borrowers on our commercial mortgages, will default on principal and interest payments, particularly if a major downturn in economic activity occurs. At December 31, 2005, 84.8% of our invested assets consisted of fixed maturity securities, of which 1.3% were below investment grade. At December 31, 2005, there were no delinquencies in our commercial mortgage loan portfolio. An increase in defaults on our fixed maturity securities and commercial mortgage loan portfolios could harm our financial strength and reduce our profitability. We use derivative instruments to fund the annual credits on our index annuities. We purchase derivative instruments, consisting primarily of one-year call options, from a number of counterparties. Our policy is to acquire such options only from counterparties rated “A-” or better by a nationally recognized rating agency. If, however, our counterparties fail to honor their obligations under the derivative instruments, we will have failed to provide for crediting to policyholders related to the appreciation in the applicable indices. Any such failure could harm our financial strength and reduce our profitability.

Our reinsurance program involves risks because we remain liable with respect to the liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.

Our life insurance subsidiaries cede insurance to other insurance companies through reinsurance. In particular, American Equity Life has entered into two coinsurance agreements with EquiTrust, an affiliate of Farm Bureau covering 70% of certain of our fixed rate and index annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts for 2002 and 2003 and 20% of those contracts issued from January 1, 2004 to July 31, 2004, when the agreement was suspended by mutual consent of the parties. As a result of the suspension, new business is no longer ceded to EquiTrust unless and until the parties mutually agree to resume the coinsurance of new business. At December 31, 2005, the aggregate policy benefit reserve transferred to EquiTrust was approximately $2.0 billion. EquiTrust has been assigned a financial strength rating of “A” by A.M. Best Company. We remain liable with respect to the policy liabilities ceded to EquiTrust should it fail to meet the obligations assumed by it. As of December 31, 2005, Farm Bureau beneficially owned approximately 9.9% of our common stock.

In addition, we have entered into other type of reinsurance transactions including indemnity and financial reinsurance. Should any of these reinsurers fail to meet the obligations assumed under such reinsurance, we remain liable with respect to the liabilities ceded.

We may experience volatility in net income due to accounting standards for derivatives.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, which became effective for us on January 1, 2001. Under SFAS No. 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings. This impacts the items of revenue and expense we report on our index business as follows:

•       We must mark to market the purchased call options we use to fund the annual index credits on our index annuities based upon quoted market prices from related counterparties. We record the change in fair value of these options as a component of our revenues. Included within the change in fair value of the options is an element reflecting the time value of the options, which initially is their purchase cost declining to zero at the end of their one-year lives. The change in fair value of derivatives also includes proceeds received at expiration of the one-year option terms and gains or losses recognized upon early termination. For the years ended December 31, 2005, 2004 and 2003, the change in fair value of derivatives was $(18.0) million, $28.7 million and $52.5 million, respectively.

•       Under SFAS No. 133, the future annual index credits on our index annuities are treated as a “series of embedded derivatives” over the expected life of the applicable contracts. We are required to estimate the fair value of policy liabilities for index annuities, including the embedded derivatives, by valuing the “host” (or guaranteed) component of the liabilities and projecting (i) the expected index credits on the next policy anniversary dates and (ii) the net cost of annual options we will purchase in the future to fund index credits. Our estimates of the fair value of these embedded derivatives are based on assumptions related to underlying policy terms (including annual participation rates, asset fees, cap rates and minimum guarantees), index values, notional amounts, strike prices and expected lives of the policies. The change in fair value of embedded derivatives generally increases with increases in volatility in the Indices and interest rates. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the purchased options because the purchased options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceed 10 years. The change in fair value of embedded derivatives related to our index annuities included in the consolidated statements of income was $26.4 million, $(8.6) million and $66.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

•       We adjust the amortization of deferred policy acquisition costs and deferred sales inducements to reflect the impact of the items discussed above. Amortization of deferred policy acquisition costs and deferred sales inducements decreased by $12.3 million for the year ended December 31, 2005, increased by $6.4 million for the year ended December 31, 2004 and decreased by $1.7 million for the year ended December 31, 2003 as a result of the application of SFAS No. 133.

The application of SFAS No. 133 in future periods to our index annuity business may cause substantial volatility in our reported net income.

If we do not manage our growth effectively, our financial performance could be adversely affected; our historical growth rates may not be indicative of our future growth.

We have experience rapid growth since our formation in December 1995. For the year ended December 31, 2005, our deposits from sales of new annuities were $2.9 billion. Our work force has grown from approximately 65 employees and 4,000 independent agents as of December 31, 1997 to approximately 270 employees and 52,000 independent agents as of December 31, 2005. We intend to continue to grow by recruiting new independent agents, increasing the productivity of our existing agents, expanding our insurance distribution network, developing new products, expanding into new product lines, becoming licensed in all 50 states and continuing to develop new incentives for our sales agents. Future growth will impose significant added responsibilities on our management, including the need to identify, recruit, maintain and integrate additional employees, including management. There can be no assurance that we will be successful in expanding our business or that our systems, procedures and controls will be adequate to support our operations as they expand. In addition, due to our rapid growth and resulting increased size, it may be necessary to expand the scope of our investing activities to asset classes in which we historically have not invested or have not had significant exposure. If we are unable to adequately manage our investments in these classes, our financial condition or operating results in the future could be less favorable than in the past. Further, although recently deemphasized, we have utilized reinsurance in the past to support our growth. The future availability of reinsurance is uncertain. Our failure to manage growth effectively, or our inability to recruit, maintain and integrate additional qualified employees and independent agents, could have a material adverse effect on our business, financial condition or results of operations. In addition, due to our rapid growth, our historical growth rates are not likely to accurately reflect our future growth rates or our growth potential. We cannot assure you that our future revenues will increase or that we will continue to be profitable.

We must retain and attract key employees or else we may not grow or be successful.

We are dependent upon our executive management for the operation and development of our business. Our executive management team includes:

•       David J. Noble, Chairman, Chief Executive Officer, President and Treasurer;

•       John M. Matovina, Vice Chairman;

•       Kevin R. Wingert, President of American Equity Life;

•       James R. Gerlach, Executive Vice President;

•       Terry A. Reimer, Executive Vice President;

•       Debra J. Richardson, Senior Vice President; and

•       Wendy L. Carlson, General Counsel and Chief Financial Officer.

Although we have change in control agreements with members of our executive management team, we do not have employment contracts with any of the members of our executive management team. Although none of our executive management team has indicated that they intend to terminate their employment with us, there can be no assurance that these employees will remain with us for any particular period of time. Also, we do not maintain “key person” life insurance for any of our personnel.

If we are unable to attract and retain national marketing organizations and independent agents, sales of our products may be reduced.

We distribute our annuity products through a variable cost distribution network which included over 70 national marketing organizations and approximately 52,000 independent agents as of December 31,

2005. We must attract and retain such marketers and agents to sell our products. Insurance companies compete vigorously for productive agents. W e compete with other life insurance companies for marketers and agents primarily on the basis of our financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers and agents also depends upon the long-term relationships we develop with them. If we are unable to attract and retain sufficient marketers and agents to sell our products, our ability to compete and our revenues would suffer.

We may require additional capital to support sustained future growth which may not be available when needed or may be available only on unfavorable terms.

Our long-term strategic capital requirements will depend on many factors including the accumulated statutory earnings of our life insurance subsidiaries and the relationship between the statutory capital and surplus of our life insurance subsidiaries and (i) the rate of growth in sales of our products; and (ii) the levels of credit risk and/or interest rate risk in our invested assets. To support long-term capital requirements, we may need to increase or maintain the statutory capital and surplus of our life insurance subsidiaries through additional financings, which could include debt, equity, financial reinsurance and/or other surplus relief transactions. Such financings, if available at all, may be available only on terms that are not favorable to us. If we cannot maintain adequate capital, we may be required to limit growth in sales of new annuity products, and such action could adversely affect our business, financial condition or results of operations.

Changes in state and federal regulation may affect our profitability.

We are subject to regulation under applicable insurance statutes, including insurance holding company statutes, in the various states in which our life insurance subsidiaries write insurance. Our life insurance subsidiaries are domiciled in New York and Iowa. We are currently licensed to sell our products in 49 states and the District of Columbia. Insurance regulation is intended to provide safeguards for policyholders rather than to protect shareholders of insurance companies or their holding companies.

Regulators oversee matters relating to trade practices, policy forms, claims practices, guaranty funds, types and amounts of investments, reserve adequacy, insurer solvency minimum amounts of capital and surplus, transactions with related parties, changes in control and payment of dividends.

State insurance regulators and the National Association of Insurance Commissions (“NAIC”) continually reexamine existing laws and regulations, and may impose changes in the future.

Our life insurance subsidiaries are subject to the NAIC’s risk-based capital requirements which are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Our life insurance subsidiaries also may be required, under solvency or guaranty laws of most states in which they do business, to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities or insolvent insurance companies.

Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation, can significantly affect the insurance business. As increased scrutiny has been placed upon the insurance regulatory framework, a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and holding company systems. In addition, legislation has been introduced in Congress which could result in the federal government assuming some role in the regulation of the insurance industry. The regulatory framework at the state and federal level applicable to our insurance products is evolving. The changing regulatory framework could affect the design of such products and our ability to sell certain products. Any changes in these laws and regulations could materially and adversely affect our business, financial condition or results of operations.

Recently, suits have been brought against, and guilty pleas accepted from, participants in the insurance industry alleging certain illegal actions by these participants. Although we do not do business with the parties to the suits or those pleading guilty, are not involved in the suits at all and do not believe that our business practices are of the same nature as those the suits allege to have occurred, we cannot be certain of what ultimate effect the suits, as well as any increased regulatory oversight that might result from the suits, might have on the insurance industry as a whole, and thus on our business.

Changes in federal income taxation laws, including recent reduction in individual income tax rates, may affect sales of our products and profitability.

The annuity and life insurance products that we market generally provide the policyholder with certain federal income tax advantages. For example, federal income taxation on any increases in the contract values (i.e. the “inside build-up”) of these products is deferred until it is received by the policyholder. With other savings investments, such as certificates of deposit and taxable bonds, the increase in value is generally taxed each year as it is realized. Additionally, life insurance death benefits are generally exempt from income tax.

From time to time, various tax law changes have been proposed that could have an adverse effect on our business, including the elimination of all or a portion of the income tax advantages described above for annuities and life insurance. If legislation were enacted to eliminate the tax deferral for annuities, such a change would have an adverse effect on our ability to sell non-qualified annuities. Non-qualified annuities are annuities that are not sold to an individual retirement account or other qualified retirement plan.

In June 2001, the Economic Growth and Tax Relief Reconciliation Act of 2001 was enacted, which implement a staged reduction in individual federal income tax rates that began in 2001. The enactment of the Jobs and Growth Tax Relief Reconciliation Act of 2003 accelerated such rate reductions. While the reduction in income tax rates is temporary (pre-2001 rates will return in 2011), the present value of the tax deferred advantage of annuities and life insurance products is less, which might hinder our ability to sell such products and/or increase the rate at which our current policyholders surrender their policies.

We face risks relating to litigation, including the costs of such litigation, management distraction and the potential for damage awards, which may adversely impact our business.

We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulatory bodies, such as state insurance departments, the SEC, the National Association of Securities Dealers, Inc., the Department of Labor, and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974, as amended, and laws governing the activities of broker-dealers. Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in several purported class action lawsuits filed in state and federal courts alleging, among other things, improper sales practices. In these lawsuits, the plaintiffs are seeking, among other things, returns of premiums and other compensatory and punitive damages. We have reached a final settlement in one of these cases, the impact of which is expected to be immaterial. No class has been certified in any of the other pending cases at this time. Although we have denied all allegations in the lawsuits and intend to vigorously defend them, the lawsuits are in the early stages of litigation and neither the outcomes nor a range of possible outcomes can be determined at this time. Although we do not believe that these lawsuits will have a material adverse effect on our business, financial condition or results of operations, there can be no assurance that such litigation, or any future litigation, will not have such an effect, whether financially, through distraction of our management or otherwise.

A downgrade in our credit or financial strength ratings may increase our future cost of capital and may reduce new sales, adversely affect relationships with distributors and increase policy surrenders and withdrawals.

Currently, our senior unsecured indebtedness carries a “bb+” rating from A.M. Best and a “BB+” rating from Standard & Poor’s. Our ability to maintain such ratings is dependent upon the results of operations of our subsidiaries and our financial strength. If we fail to preserve the strength of our balance sheet and to maintain a capital structure that rating agencies deem suitable, it could result in a downgrading of the ratings applicable to our senior unsecured indebtedness. A downgrading would likely reduce the fair value of the common stock and may increase our future cost of capital.

Financial strength ratings are important factors in establishing the competitive position of life insurance and annuity companies. In recent years, the market for annuities has been dominated by those insurers with the highest ratings. A ratings downgrade, or the potential for a ratings downgrade, could have a number of adverse effects on our business. For example, distributors and sales agents for life insurance and annuity products use the ratings as one factor in determining which insurer’s annuities to market. A ratings downgrade could cause those distributors and agents to seek alternative carriers. In addition, a ratings downgrade could materially increase the number of policy or contract surrenders we experience.

Financial strength ratings generally involve quantitative and qualitative evaluations by rating agencies of a company’s financial condition and operating performance. Generally, rating agencies base their ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions. Ratings are based upon factors of concern to agents, policyholders and intermediaries and are not directed toward the protection of investors and are recommendations to buy, sell or hold securities.

American Equity Life has received financial strength ratings of “B++” (Very Good) with a stable outlook from A.M. Best Company and “BBB+” with a stable outlook from Standard & Poor’s. A.M. Best ratings currently range from “A++” (Superior) to “F” (In Liquidation), and include 16 separate ratings categories. Within these categories, “A++” (Superior) and “A+” (Superior) are the highest, followed by “A” (Excellent), “A-” (Excellent), “B++”(Very Good) and “B+”(Very Good). Publications of A.M. Best indicate that the “B++” rating is assigned to those companies that, in A.M. Best’s opinion, have demonstrated a good ability to meet their ongoing obligations to policyholders. Standard & Poor’s insurer financial strength ratings currently range from “AAA” to “NR”, and include 21 separate ratings categories. Within these categories, “AAA” and “AA” are the highest, followed by “A” and “BBB”. Publications of Standard & Poor’s indicate that an insurer rated “BBB” or higher is regarded as having strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are higher rated insurers.

A.M. Best and Standard & Poor’s review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant. If our ratings were to be downgraded for any reason, we could experience a material decline in the sales of our products and the persistency of our existing business.

Our system of internal controls ensures the accuracy or completeness of our disclosures and a loss of public confidence in the quality of our internal controls or disclosures could have a negative impact on us.

Section 404 of the Sarbanes-Oxley Act of 2002, or the SOA, requires us to provide an annual report on our internal controls over financial reporting, including an assessment as to whether or not our internal controls over financial reporting are effective. We are also required to have our auditors attest to our assessment and to opine on the effectiveness of our internal controls over financial reporting. We have in the past discovered, and may in the future discover areas of our internal controls that need remediation. If we determine that our remediation has been ineffective, or we identify additional material weaknesses in our internal controls over financial reporting, we could be subjected to additional regulatory scrutiny, future delays in filing our financial statements and a loss of public confidence in the reliability of our financial statements, which could have a negative impact on our liquidity, access to capital markets, and financial condition.

In addition, we do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, while we document our assumptions and review financial disclosures with the audit committee of our board of directors, the regulations and literature governing our disclosures are complex and reasonable persons may disagree as to their application to a particular situation or set of circumstances.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We do not own any real estate. We lease space for our principal offices in West Des Moines, Iowa, pursuant to written leases for approximately 53,700 square feet. The leases expire on April 30, 2009 and have a renewal option for an additional five year term at a rental rate equal to the prevailing fair market rate. We also lease space for our office in Pell City, Alabama, pursuant to a written lease dated January 1, 2005, for approximately 5,680 square feet. This lease expires on December 31, 2007.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “AEL” following our initial public offering (“IPO”). The following table sets forth, for the periods indicated, the high, low and closing prices per share of American Equity Investment Life Holding Company’s common stock as quoted on the NYSE.

2005	High	Low	Close
First Quarter	$12.92	$10.14	$12.79
Second Quarter	$12.79	$10.08	$11.88
Third Quarter	$11.96	$10.41	$11.35
Fourth Quarter	$13.06	$10.83	$13.05

2004
First Quarter	$13.15	$10.05	$12.85
Second Quarter	$13.10	$9.75	$9.95
Third Quarter	$10.22	$8.79	$9.49
Fourth Quarter	$11.00	$9.41	$10.77

As of December 31, 2005, the Company had 55,527,180 shares issued and outstanding and approximately 10,100 shareholders. In 2005 and 2004, we paid an annual cash dividend of $0.04 and $0.02, respectively, per share on our common stock. We  intend to continue to pay an annual cash dividend on such shares so long as we have sufficient capital and/or future earnings to do so. However, we anticipate retaining most of our future earnings, if any, for use in our operations and the expansion of our business. Any further determination as to dividend policy will be made by our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.

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

On December 20, 2005, we completed an additional offering of 13,000,000 shares of our common stock at a price of $11.60 per share. The managing underwriters for the offering were Raymond James & Associates, Inc., Friedman, Billings, Ramsey & Co., Inc., SunTrust Robinson Humphrey, Cochran, Caronia Securities, LLC and Oppenheimer & Co., Inc. Pursuant to the over-allotment option granted to the underwriters in the offering, the underwriters purchased an additional 1,950,000 shares on December 30, 2005. The aggregate gross proceeds to us from this additional offering were approximately $173.4 million. The aggregate net proceeds to us from the offering approximately $163.5 million after deducting an aggregate of approximately $9.1 million in underwriting discounts and commissions paid to the underwriters and an estimated $0.8 million in other expenses incurred in connection with the offering. The net proceeds are available to be contributed to our life subsidiaries to fund future growth of our annuity business.

There were no sales of unregistered equity securities during 2005.

Issuer Purchases of Equity Securities

We did not have any issuer purchases of equity securities for the quarter ended December 31, 2005.

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The summary consolidated financial and other data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes appearing elsewhere in this report. The results for past periods are not necessarily indicative of results that may be expected for future periods.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues
Traditional life and accident and health insurance premium s	$13,578	$15,115	$13,686	$13,664	$13,141
Annuity and single premium universal life product charges	25,686	22,462	20,452	15,376	12,520
Net investment income	554,118	428,385	357,295	308,548	209,086
Realized gains (losses) on investments	(7,635)	943	6,946	(122)	787
Change in fair value of derivatives	(18,029)	28,696	52,525	(57,753)	(55,158)
Total revenues	567,718	495,601	450,904	279,713	180,376
Benefits and expenses
Insurance policy benefits and change in future policy benefits	13,375	13,423	11,824	9,317	9,762
Interest credited to account balances	306,608	305,762	248,075	183,503	100,125
Change in fair value of embedded derivatives	31,087	(8,567)	66,801	(5,027)	12,921
Interest expense on amounts due to related party under General Agency Commission and Servicing Agreement(b)	—	—	—	3,596	5,716
Interest expense on notes payable	16,324	2,358	2,713	1,901	2,881
Interest expense on subordinated debentures(b)	14,145	9,609	7,661	—	—
Interest expense on amounts due under repurchase agreements and other interest expense	11,280	3,148	1,278	1,777	1,504
Amortization of deferred policy acquisition costs	68,109	67,867	47,450	34,060	20,838
Other operating costs and expenses	35,896	32,520	25,794	21,635	17,176
Total benefits and expenses	496,824	426,120	411,596	250,762	170,923
Income before income taxes, minority interests and cumulative effect of change in accounting principle	70,894	69,481	39,308	28,951	9,453
Income tax expense(b)	25,402	40,611	13,505	7,299	333
Income before minority interests and cumulative effect of change in accounting principle	45,492	28,870	25,803	21,652	9,120
Minority interests in subsidiaries:
Minority interest(b)	2,500	(453)	363	—	—
Earnings attributable to company-obligated mandatorily redeemable preferred securities of subsidiary trusts(b)	—	—	—	7,445	7,449
Income before cumulative effect of change in accounting principle	42,992	29,323	25,440	14,207	1,671
Cumulative effect of change in accounting for derivatives(a)	—	—	—	—	(799)
Net income(c)	$42,992	$29,323	$25,440	$14,207	$872
Per Share Data:
Earnings per common share:
Income before cumulative effect of change in accounting principle	$1.09	$0.77	$1.45	$0.87	$0.10
Cumulative effect of change in accounting for derivatives(a)	—	—	—	—	(0.05)
Earnings per common share	$1.09	$0.77	$1.45	$0.87	$0.05
Earnings per common share—assuming dilution:
Income before cumulative effect of change in accounting principle	$0.99	$0.71	$1.21	$0.76	$0.09
Cumulative effect of change in accounting for derivatives(a)	—	—	—	—	(0.04)
Earnings per common share—assuming dilution	$0.99	$0.71	$1.21	$0.76	$0.05
Dividends declared per common share	$0.04	$0.02	$0.01	$0.01	$0.01

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Consolidated Balance Sheet Data:
Total assets	$14,042,794	$11,087,288	$8,962,841	$7,327,789	$4,819,220
Policy benefit reserves	12,237,988	9,807,969	8,315,874	6,737,888	4,420,720
Amounts due to related party under General Agency Commission and Servicing Agreement(b)	—	—	—	40,345	46,607
Notes payable(b)	281,043	283,375	46,115	43,333	46,667
Subordinated debentures(b)	230,658	173,576	116,425	—	—
Company-obligated mandatorily redeemable preferred securities issued by subsidiary trusts(b)	—	—	—	100,486	100,155
Total stockholders’ equity	519,358	305,543	263,716	77,478	42,567

	At and for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Other Data:
Book value per share(d)	$9.35	$7.97	$7.19	$4.67	$2.24
Return on equity(e)	11.0%	10.3%	28.3%	23.7%	1.7%
Number of agents	51,744	45,940	42,239	41,396	33,894
Life subsidiaries’ statutory capital and surplus	$686,841	$608,930	$374,587	$227,199	$177,868
Life subsidiaries’ statutory net gain (loss) from operations before income taxes and realized capital gains (losses)	112,498	93,640	45,822	53,535	(5,675)
Life subsidiaries’ statutory net income (loss)(c)	40,534	47,711	25,404	26,010	(17,187)

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

(d)          Book value per share is calculated as total stockholders’ equity less the liquidation preference of our series preferred stock divided by the total number of shares of common stock outstanding.

(e)           We define return on equity as net income divided by average total stockholders’ equity. Average total stockholders’ equity is determined based upon the total stockholders’ equity at the beginning and the end of the year. The computations of average stockholders’ equity for 2005 and 2003 have been calculated on a weighted average basis to recognize the significant increases in stockholders’ equity that resulted from the receipt of the net proceeds from our public offerings of common stock in December 2005 and 2003.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis reviews our consolidated financial position at December 31, 2005 and 2004, and our consolidated results of operations for the three years in the period ended December 31, 2005, and where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with our consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this report.

Cautionary Statement Regarding Forward-Looking Information

All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission, press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, and other similar expressions, constitute forward-looking statements. We caution that these statements may and often do vary from actual results and the differences between these statements and actual results can be material. Accordingly, we cannot assure you that actual results will not differ materially from those expressed or implied by the forward-looking statements. Factors that could contribute to these differences include, among other things:

•       general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated therewith, the fair value of our investments and the lapse rate and profitability of our policies;

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

•       the risk factors or uncertainties listed from time to time in our filings with the Securities and Exchange Commission or private placement memorandums.

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

Our investment spread is summarized as follows:

	Year Ended December 31,
	2005	2004	2003
Average yield on invested assets	6.18%	6.28%	6.43%
Cost of money:
Aggregate	3.70%	3.90%	4.13%
Average net index costs for index annuities	3.38%	3.37%	3.46%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.32%	3.47%	3.69%
Multi-year rate guaranteed	5.56%	5.57%	5.70%
Investment spread:
Aggregate	2.48%	2.38%	2.30%
Index annuities	2.80%	2.91%	2.97%
Fixed rate annuities:
Annually adjustable	2.86%	2.81%	2.74%
Multi-year rate guaranteed	0.62%	0.71%	0.73%

The cost of money, average crediting rates and investment spreads are computed without the impact of amortization of deferred sales inducements. See Critical Accounting Policies—Deferred Policy Acquisition Costs and Deferred Sales Inducements. With respect to our index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate options, expenses we incur to fund the annual index credits and minimum guaranteed interest credited on the index business. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances. See Critical Accounting Policies—Derivative Instruments—Index Products.

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

Valuation of Investments

Our fixed maturity securities (bonds and redeemable preferred stocks maturing more than one year after issuance) and equity securities (common and non-redeemable preferred stocks) classified as available for sale are reported at estimated fair value. Unrealized gains and losses, if any, on these securities are included directly as a separate component of stockholders’ equity, net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements. Fair values for securities that are actively traded are determined using quoted market prices. For fixed maturity securities that are not actively traded, fair values are estimated using price matrices developed using yield data and other factors relating to instruments or securities with similar characteristics. The carrying amounts of all our investments are reviewed on an ongoing basis for credit deterioration. If this review indicates a decline in fair value that is other than temporary, our carrying amount in the investment is reduced to its fair value and a specific write down is taken. Such reductions in carrying amount are recognized as realized losses and charged to earnings.

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

In addition, for securities expected to be sold, an other than temporary impairment charge is recognized if we do not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, we then continue to review the other than temporarily impaired securities for appropriate valuation on an ongoing basis. Realized losses through a charge to earnings may be recognized in future periods should we later conclude that the decline in fair value below amortized cost is other than temporary pursuant to our accounting policy described above.

At December 31, 2005 and 2004, the amortized cost and estimated fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	December 31, 2005				December 31, 2004
	Number of	Amortized	Unrealized	Estimated	Number of	Amortized	Unrealized	Estimated
	Positions	Cost	Losses	Fair Value	Positions	Cost	Losses	Fair Value
		(Dollars in thousands)				(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	2	$902	$(24)	$878	1	$502	$(10)	$492
United States Government sponsored agencies	70	2,822,317	(67,471)	2,754,846	31	1,705,235	(58,749)	1,646,486
Public utilities	15	84,690	(1,306)	83,384	—	—	—	—
Corporate securities	54	374,502	(12,596)	361,906	11	65,488	(6,916)	58,572
Redeemable preferred stocks	10	35,013	(2,076)	32,937	4	20,000	(584)	19,416
Mortgage and asset-backed securities:
United States Government and agencies	7	47,053	(160)	46,893	2	5,873	(72)	5,801
Non-government	25	280,226	(12,933)	267,293	12	278,393	(15,279)	263,114
	183	$3,644,703	$(96,566)	$3,548,137	61	$2,075,491	$(81,610)	$1,993,881
Held for investment:
United States Government sponsored agencies	81	$4,541,914	$(113,290)	$4,428,624	56	$3,213,468	$(94,958)	$3,118,510
	81	$4,541,914	$(113,290)	$4,428,624	56	$3,213,468	$(94,958)	$3,118,510
Equity securities, available for sale:
Non-redeemable preferred stocks	12	$44,665	$(2,075)	$42,590	3	$14,784	$(294)	$14,490
Common stocks	5	8,816	(1,534)	7,282	3	2,945	(572)	2,373
	17	$53,481	$(3,609)	$49,872	6	$17,729	$(866)	$16,863

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2005 and 2004, by contractual maturity, that were in an unrealized loss position are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	December 31, 2005				December 31, 2004
	Available-for-sale		Held for investment		Available-for-sale		Held for investment
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)				(Dollars in thousands)
Due after one year through five years	$31,264	$29,906	$—	$—	$5	$5	$—	$
Due after five years through ten years	367,098	351,739	—	—	224,858	213,750	—	—
Due after ten years through twenty years	1,821,658	1,783,303	347,612	343,806	681,795	653,505	745,904	740,631
Due after twenty years	1,097,404	1,069,003	4,194,302	4,084,818	884,567	857,706	2,467,564	2,377,879
	3,317,424	3,233,951	4,541,914	4,428,624	1,791,225	1,724,966	3,213,468	3,118,510
Mortgage-backed and asset-backed securities	327,279	314,186	—	—	284,266	268,915	—	—
	$3,644,703	$3,548,137	$4,541,914	$4,428,624	$2,075,491	$1,993,881	$3,213,468	$3,118,510

See Financial Condition—Investments for significant concentrations in the investment portfolio.

At December 31, 2005 and 2004, the fair value of investments we owned that were non-investment grade or not rated was $69.2 million and $63.9 million, respectively. Non-investment grade or not rated securities represented 0.9% and 0.8% at December 31, 2005 and 2004, respectively, of the fair value of our fixed maturity securities. The unrealized losses on investments we owned that were non-investment grade or not rated at December 31, 2005 and 2004 were $5.8 million and $10.2 million, respectively. The unrealized losses on such securities at December 31, 2005 and 2004 represented 2.8% and 5.7%, respectively, of gross unrealized losses on fixed maturity securities.

At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to book value and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. We include these securities on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary. At December 31, 2005, the amortized cost and estimated fair value of fixed maturity securities on the watch list are as follows:

	Amortized	Unrealized	Estimated	Maturity	Months Below
Issuer	Cost	Losses	Fair Value	Date	Amortized Cost
	(Dollars in thousands)
Ford Motor Co.	$5,003	$(1,553)	$3,450	07/16/2031	4

Our analysis of Ford Motor Co. and its credit performance at December 31, 2005 is as follows:

Ford’s senior unsecured credit rating was lowered on August 24, 2005 due to intensified competition, high labor costs and consistently slipping market share in North America. W e determined that an other than temporary impairment charge on these securities was not necessary as Ford has strong liquidity allowing for time to correct market share losses and improve its cost structure.

The security on the watch list is current in respect to payments of principal and interest. We have concluded that we have the intent and the ability to hold this security for a period of time sufficient to allow for a recovery in fair value and that there was no other than temporary impairment on this investment at December 31, 2005.

We took write downs on certain other investments that we concluded did have an other than temporary impairment during 2005, 2004 and 2003 of $9.5 million, $12.8 million and $9.8 million, respectively. Following is a discussion of each security for which we have taken write downs during the years ended December 31, 2005, 2004 and 2003.

We own common stock of Ford Motor Company. While we believe that Ford’s strategy will improve its credit quality, the common stock could remain in an unrealized loss position for a significant time period. We wrote this security down by $0.6 million in the fourth quarter of 2005.

Preferred Plus Trust LMG-4 is a preferred stock backed by senior notes of Liberty Media Corporation. We wrote this security down by $0.5 million during the fourth quarter of 2005 based upon an announcement by Liberty Media Corporation’s management of a change in future business strategy and the potential for share buybacks. We sold this security subsequent to December 31, 2005.

Northwest Airlines Pass Thru Certificates 1999-1 Class C are backed by the general credit of Northwest Airlines as well as the collateral from a pool of airplanes. We wrote this security down by $5.8 million during the third quarter of 2005 based upon the uncertainty regarding the recovery of all principal and interest payments subsequent to Northwest Airlines bankruptcy filing on September 14, 2005. We sold this security subsequent to December 31, 2005 at a value in excess of its amortized cost.

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

Oakwood Mortgage 2000-C Class M1 is backed by installment sales contracts secured by manufactured homes and liens on real estate. We wrote this security down by $7.6 million in the first quarter of 2004 due to an increase in default rates and realized losses above expected levels along with a downgrade to below investment grade on March 8, 2004. We took an additional write down on this security of $3.7 million in the third quarter of 2004 due to continued deterioration in default rates. We sold this security during the second quarter of 2005 as discussed below.

In making the decisions to write down the securities described above, we considered whether the factors leading to those write downs impacted any other securities held in our portfolio. In cases where we determined that a decline in value was related to an industry-wide concern, we considered the impact of such concern on all securities we held within that industry classification.

Below is a list of securities which we have sold at a loss, excluding losses arising from interest rate changes and losses deemed immaterial. There were no material realized losses on the sales of securities during 2004.

Issuer	Amortized Cost	Fair Value	Realized Losses	Months Below Amortized Cost
	(Dollars in thousands)
Year Ended December 31, 2005
Oakwood Mortgage 2000-C Class M1	$4,505	$2,332	$2,173	9
Oakwood Mortgage 1999-E Class M2	733	182	551	3
	$5,238	$2,514	$2,724
Year Ended December 31, 2003
Transamerica Capital	$6,765	$6,437	$328	9
Calpine Canada	5,023	3,613	1,410	20
American Airlines	1,750	902	848	10
Ford Motor Co.	5,003	4,567	436	24
Juniper	2,594	2,075	519	5
	$21,135	$17,594	$3,541

The decision to sell a security at a loss was concurrent with the decision that an initial or additional impairment charge was required. Accordingly, in all cases, this did not contradict our previous assertion that we had the ability and intent to hold the security until recovery in value. Each of these securities and the factors resulting in the sales of such securities are discussed individually below.

Oakwood Mortgage 2000-C Class M1 and Oakwood Mortgage 1999-E Class M2 are asset-backed securities backed by installment sales contracts secured by manufactured homes and liens on real estate. We wrote down Oakwood Mortgage 1999-E Class M2 by $4.2 million and $2.7 million during the third and fourth quarters of 2003, respectively. We wrote down Oakwood Mortgage 2000-C Class M1 by $7.6 million and $3.7 million during the first and fourth quarters of 2004, respectively. These write downs resulted from deterioration in default rates on the underlying collateral. Continued deterioration in the default rates on the underlying collateral led us to the decision that an additional impairment charge was required and concurrently we decided to sell these securities during 2005.

Transamerica Capital was sold during 2003 to reduce our exposure to European insurance companies and not as a result of deteriorating credit quality.

Calpine Canada was sold during 2003 because it engaged in re-financing activities that threatened its long term profitability and exacerbated its reliance on leverage. The wholesale power market in which it was engaged was expected to be weak.

American Airlines pass thru certificates, which were collateralized by a pool of airplanes, were sold during 2003 as a result of inadequate collateral coverage in a potential bankruptcy situation and recent changes regarding the airline’s bank covenants regarding required minimum unrestricted cash balances.

Ford Motor Co. was determined to be an improving credit, however we decided to reduce our position in this security during 2003 to $10.0 million by selling $5.0 million principal amount of these securities at a loss of $0.4 million.

Juniper was a collateralized debt obligation backed by corporate debt obligations rated primarily below investment grade. In the first quarter of 2002, we wrote this security down as a result of downgrades and significant deterioration in the value of the underlying corporate debt. Continued deterioration led us to sell the security in 2003.

Our mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts. If we determine that the value of any mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan’s effective interest rate, or the fair value of the underlying collateral.

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

The annuity contract value is equal to the premiums paid plus annual index credits based upon a percentage, known as the “participation rate”, of the annual appreciation (based in some instances on monthly averages or monthly point-to-point calculations) in a recognized index or benchmark. The participation rate, which we may reset annually, generally varies among the index products from 50% to 100%. Some products apply an overall limit, or “cap”, ranging from 5% to 13%, on the amount of annual interest the policyholder may earn in any one contract year, and the applicable cap may also be adjusted annually subject to stated minimums. In addition, some of the products have an “asset fee” ranging from 1.5 to 5%, which is deducted from the interest to be credited. The minimum guaranteed contract values range from 80% to 100% of the premium collected plus interest credited on the minimum guaranteed contract value at an annual rate of 2% to 3.5%.

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

Fair value changes associated with the call options are reported as an increase or decrease in revenues in our consolidated statements of income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The risk associated with prospective purchases of future one-year options is the uncertainty of the cost, which will determine whether we are able to earn our spread on our index business. All our index products permit us to modify participation rates, annual income caps or asset fees at least once a year. This feature is comparable to our fixed rate annuities, which allow us to adjust crediting rates annually. By modifying our participation rates or other features, we can limit our costs of purchasing the related one-year call options, except in cases where contractual features would prevent further modifications. Based upon actuarial testing which we conduct as a part of the design of our index products and on an ongoing basis, we believe the risk that contractual features would prevent us from controlling option costs is not material.

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

Under SFAS No. 133, all derivative instruments (including certain derivative instruments embedded in other contracts) associated with our index products are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings. This impacts the items of revenue and expense we report on our index business as follows:

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

•       Under SFAS No. 133, the future annual index credits on our index annuities are treated as a “series of embedded derivatives” over the expected life of the applicable contracts. We are required to estimate the fair value of policy liabilities for index annuities, including the embedded derivatives, by valuing the “host” (or guaranteed) component of the liabilities and projecting (i) the expected index credits on the next policy anniversary dates and (ii) the net cost of annual options we will purchase in the future to fund index credits. Our estimates of the fair value of these embedded derivatives are based on assumptions related to underlying policy terms (including annual participation rates, cap rates, asset fees, and minimum guarantees), index values, notional amounts, strike prices and expected lives of the policies. The change in fair value of embedded derivatives increases with increases in volatility in the indices and interest rates. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the purchased options because the purchased options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceed 10 years.

•       We adjust the amortization of deferred policy acquisition costs and deferred sales inducements to reflect the impact of the items discussed above.

The amounts reported with respect to our index business for SFAS No. 133 are summarized as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Change in fair value of derivatives:
Proceeds received at expiration or gains recognized upon early termination	$89,942	$87,619	$45,827
Cost of money for index annuities	(114,234)	(59,432)	(55,889)
Change in difference between fair value and remaining option cost at beginning and end of period	6,263	509	62,587
	$(18,029)	$28,696	$52,525
Change in fair value of embedded derivatives - index annuities	$26,461	$(8,567)	$66,801
Related increase (decrease) in amortization of deferred policy acquisition costs and deferred sales inducements	$(12,314)	$6,408	$(1,692)

Deferred Policy Acquisition Costs and Deferred Sales Inducements

Commissions and certain other costs relating to the production of new business are not expensed when incurred but instead are capitalized as deferred policy acquisition costs or deferred sales inducements. Only costs which are expected to be recovered from future policy revenues and gross profits may be deferred. Deferred policy acquisition costs consist principally of commissions and certain costs of policy issuance. Deferred sales inducements consist of first-year premium and interest bonuses credited to policyholder account balances. Amortization of deferred sales inducements is reported as a component of interest credited to account balances in the consolidated statements of income.

Deferred policy acquisition costs totaled $977.0 million and $713.0 million at December 31, 2005 and 2004, respectively. Deferred sales inducements totaled $315.9 million and $159.5 million at December 31, 2005 and 2004, respectively. For annuity and single premium universal life products, these costs are being amortized generally in proportion to expected gross profits from investments and, to a lesser extent, from surrender charges and mortality and expense margins. Current period amortization must be adjusted retrospectively if changes occur in estimates of future gross profits/margins (including the impact of realized investment gains and losses). Our estimates of future gross profits/margins are based on actuarial assumptions related to the underlying policies terms, lives of the policies, yield on investments supporting the liabilities and level of expenses necessary to maintain the polices over their entire lives.

Deferred Income Tax Assets

As of December 31, 2005 and 2004, we had $92.5 million and $56.1 million, respectively, of net deferred income tax assets. The realization of these assets is based upon estimates of future taxable income, which requires management judgment. Based upon projections of future taxable income, and considering all other available evidence, management believes the realization of these assets is more likely than not and we have not recorded a valuation allowance against these assets.

Results of Operations for the Three Years Ended December 31, 2005

Annuity deposits by product type collected during 2005, 2004 and 2003, were as follows:

	Year Ended December 31,
Product Type	2005	2004	2003
	(Dollars in thousands)
Index Annuities:
Index Strategies	$1,780,092	$1,119,398	$768,105
Fixed Strategy	908,868	545,630	330,539
	2,688,960	1,665,028	1,098,644
Fixed Rate Annuities:
Single-Year Rate Guaranteed	193,288	287,619	564,256
Multi-Year Rate Guaranteed	12,807	21,324	64,108
	206,095	308,943	628,364
Total before coinsurance ceded	2,895,055	1,973,971	1,727,008
Coinsurance ceded	4,688	202,064	649,434
Net after coinsurance ceded	$2,890,367	$1,771,907	$1,077,574

For information related to our coinsurance agreements, see note 5 to our audited consolidated financial statements.

Gross annuity deposits for 2005 increased 47% compared to 2004, and increased 14% in 2004 compared to 2003, resulting from increased marketing efforts following the completion of our initial public offering (“IPO”).

Net annuity deposits after coinsurance increased 63% during 2005 compared to 2004, and increased 64% during 2004 compared to 2003, because we reduced  the coinsurance percent in our coinsurance agreement with EquiTrust Life Insurance Company (“EquiTrust”), a subsidiary of FBL Financial Group, Inc. (“FBL”), from 40% in 2003 to 20% in 2004, and effective August 1, 2004, we suspended the EquiTrust coinsurance agreement.

Net income increased 47% to $43.0 million in 2005, and 15% to $29.3 million in 2004, from $25.4 million in 2003. The increases in net income were principally due to growth in the volume of business in force and increases in the investment spread earned on our annuity liabilities. Our net annuity liabilities (after coinsurance ceded) increased from $5.4 billion at the beginning of 2003 to $10.2 billion at the end of 2005. As set forth in a table included earlier in this item, we increased our aggregate investment spread to 2.48% in 2005 compared to 2.38% in 2004 and 2.30% in 2003. Net income in each year was also impacted by the application of SFAS No. 133 to our index annuity business which we estimate decreased net income in 2005 by $7.8 million , increased net income in 2004 by $1.7 million and decreased net income in 2003 by $1.6 million. Net income in 2003 was favorably impacted by realized gains on sales of investments of $2.5 million net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements.

The comparisons of net income also reflect the impact of the consolidation of the Service Company. As discussed in note 1 to our audited consolidated financial statements, we acquired the Service Company on September 2, 2005, resulting in the consolidation of the Service Company as a wholly-owned subsidiary of the Company, rather than an “implicit variable interest” under FSP FIN 46(R)-5. Prior to the acquisition, we had an implicit variable interest in the Service Company and we consolidated the Service Company under FSP FIN 46(R)-5 upon its adoption by us in the first quarter of 2005. As permitted by the FSP, we applied FSP FIN 46(R)-5 retroactive to January 1, 2003, the date of our original adoption of FIN 46. The consolidation of the Service Company reduced net income by $3.2 million for the year ended December 31, 2005. This amount was principally due to a $2.5 million distribution to the former shareholder of the Service Company prior to the September 2, 2005 acquisition and adjustments to the Service Company’s income tax liabilities as a result of a change in its effective income tax rate upon becoming a wholly-owned subsidiary of the Company. The adoption of FSP FIN 46(R)-5 and consolidation of the Service Company as an “implicit variable interest”resulted in an increase in income tax expense of $16.3 million during 2004 due to a change in the federal income tax status of the Service Company.

Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) increased 14% to $25.7 million in 2005, and 10% to $22.5 million in 2004, from $20.5 million in 2003. Withdrawals from annuity and single premium universal life policies subject to surrender charges were $179.3 million, $147.0 million and $166.9 million for 2005, 2004 and 2003, respectively. The average surrender charge collected on withdrawals subject to surrender charges was 14.2%, 15.2% and 12.2% for 2005, 2004 and 2003, respectively. The increase in average surrender charges collected in 2004 compared to 2003 was principally due to a higher amount of surrenders in 2003 related to products which had a market value adjustment feature which reduced the amount of surrender charges collected on these surrenders.

Net investment income increased 29% to $554.1 million in 2005 and 20% to $428.4 million in 2004 from $357.3 million in 2003. These increases are principally attributable to the growth in our annuity business and corresponding increases in our invested assets, offset by decreases in the average yield earned on investments. Invested assets (on an amortized cost basis) increased 32% to $10.5 billion at December 31, 2005 and 27% to $8.0 billion at December 31, 2004 compared to $6.2 billion at December 31, 2003, while the average yield earned on average invested assets was 6.18%, 6.28% and 6.43% for 2005, 2004 and 2003, respectively. The declines in the yield earned on average invested assets are principally attributable to the reinvestment of net proceeds from called securities at lower yields. See Quantitative and Qualitative Disclosures About Market Risk.

Realized gains (losses) on investments fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investments. Realized gains and losses on investments include gains and losses on the sale of securities as well as losses recognized when the fair value of a security is written down in recognition of an “other than temporary” impairment. The components of realized gains (losses) on investments for the year ended December 31, 2005, 2004 and 2003 are summarized as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$5,334	$13,720	$19,922
Gross realized losses	(3,642)	(220)	(4,216)
Write downs (other than temporary impairments)	(8,902)	(12,828)	(9,821)
	(7,210)	672	5,885
Equity securities:
Gross realized gains	135	272	1,358
Gross realized losses	—	(1)	(297)
Write downs (other than temporary impairments)	(560)	—	—
	(425)	271	1,061
	$(7,635)	$943	$6,946

See Financial Condition—Investments for additional discussion of write downs of the fair value of securities for other than temporary impairments.

Change in fair value of derivatives (call options purchased to fund annual index credits on index annuities) was a decrease of $18.0 million in 2005, and increases of $28.7 million in 2004 and $52.5 million in 2003. See Critical Accounting Policies—Derivative Instruments—Index Products for the components of the change in fair value of derivatives.

The difference between the change in fair value of derivatives between the periods is primarily due to the performance of the indices upon which our options are based. A substantial portion of our options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation for options expiring during the years ended December 31, 2005, 2004 and 2003 is as follows:

Year Ended December 31,
	2005	2004	2003
S&P 500 Index
Point-to-point strategy	1.6% - 14.9%	5.4% - 31.3%	0.0% - 24.5%
Monthly average strategy	0.0% - 9.9%	2.3% - 29.2%	0.0% - 17.8%
Monthly point-to-point strategy	0.9% - 12.0%	N/A	N/A
Lehman Brothers U.S. Aggregate and U.S. Treasury indices	1.2% - 7.7%	1.8% - 6.8%	0.0% - 14.2%

Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the index annuity policies (participation rates, caps and asset fees) which allow us to manage the cost of the options purchased to fund the annual index credits.

The change in fair value of derivatives is also influenced by the aggregate cost of options purchased. The aggregate cost of options has increased primarily due to an increased amount of index annuities in force. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices, market volatility which affects option pricing and the policy terms and historical experience which affects the strikes and caps of the options we purchase. See Critical Accounting Policies—Derivative Instruments—Index Products.

Interest credited to account balances increased 1% to $306.6 million in 2005 and 23% to $305.8 million in 2004 from $248.1 million in 2003. The components of interest credited to account balances are summarized as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Index credits on index policies	$95,020	$122,667	$44,156
Interest credited on fixed rate annuities and amounts allocated to fixed rate option and minimum guaranteed interest for index annuities	199,363	172,460	198,387
Amortization of deferred sales inducements	12,225	10,635	5,532
	$306,608	$305,762	$248,075

The changes in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. The increases in interest credited on fixed rate annuities and amounts allocated to the fixed rate option and minimum guaranteed interest for index annuities were due to the growth in the annuity liabilities outstanding, partially offset by decreases in interest crediting rates on many of our products which we implemented in connection with our spread management process (see table above for average crediting rates for fixed rate annuities). The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements increased 28% for 2005 to $8.9 billion from $7.0 billion in 2004 and $5.9 billion in 2003. The increases in amortization of deferred sales inducements during 2005 and 2004 were principally attributable to growth in sales of premium and interest bonus products. Bonus products represented 68%, 64% and 58% of our total annuity deposits during 2005, 2004 and 2003, respectively. The increase in 2005 from this factor was offset by a $0.8 million reduction in amortization associated with net realized capital losses during the year.

Change in fair value of embedded derivatives was an increase of $31.1 million during 2005 compared to a decrease of $8.6 million in 2004 and an increase of $66.8 million in 2003. The change in the amount of expense recognized during 2005, 2004 and 2003 primarily resulted from the increase or decrease in expected index credits on the next policy anniversary dates, which are related to the change in the fair value of the options acquired to fund these index credits discussed above in the “Change in fair value of derivatives”. In addition, the host value of the index reserve liabilities increased primarily as a result of increases in index annuity premium deposits. See Critical Accounting Policies—Derivative Instruments—Index Products. Change in fair value of embedded derivatives also increased by $4.6 million in 2005 for the change in fair value of the conversion option embedded within our contingent convertible senior notes. This option is required to be marked to market in accordance with SFAS No. 133. See note 7 to our audited consolidated financial statements.

Interest expense on notes payable increased to $16.3 million in 2005 compared to $2.4 million in 2004 and $2.7 million in 2003. The increase in 2005 was primarily due to the issuance of $260.0 million of convertible senior notes at a fixed rate of 5.25% per annum during December 2004. The decrease in 2004 was principally due to a reduction in the principal amount of notes payable outstanding. See note 7 to our audited consolidated financial statements.

Interest expense on subordinated debentures for 2005 increased to $14.1 million in 2005 from $9.6 million in 2004. The comparable amount for 2003 was $7.7 million. These increases were primarily due to the issuance of additional floating rate subordinated debentures of $56.7 million, $59.3 million and $12.4 million during 2005, 2004 and 2003, respectively, and changes in weighted average interest rates which were 7.38%, 7.01% and 7.35% for 2005, 2004 and 2003, respectively. The amount of subordinated debentures outstanding at December 31, 2005 was $230.7 million compared to $173.6 million at December 31, 2004. See Financial Condition—Liabilities.

Interest expense on amounts due under repurchase agreements increased to $11.3 million in 2005 from $3.1 million in 2004 and $1.3 million in 2003. The increases were principally due to increases in the borrowings outstanding which averaged $318.8 million, $196.3 million and $84.6 million during 2005, 2004 and 2003, respectively and increases in the weighted average interest rates on amounts borrowed which were 3.54%, 1.60% and 1.35% for 2005, 2004 and 2003, respectively.

Amortization of deferred policy acquisition costs increased 1% to $68.1 million in 2005 and 43% to $67.9 million in 2004 from $47.5 million in 2003. These increases are primarily due to additional annuity deposits as discussed above. The comparisons between years are further effected by amortization associated with net realized capital gains and losses and amortization associated with the application of SFAS No.133 to our index annuity business. Net realized capital gains and losses reduced amortization in 2005 by $2.7 million and increased amortization in 2003 by $3.1 million. As discussed above, the application of SFAS No. 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts. As a result, gross profits used to compute the amortization of deferred policy acquisition costs are adjusted to reflect the application of SFAS No. 133 to our index annuity business. These gross profit adjustments reduced amortization in 2005 and 2003 and increased amortization in 2004 as follows: 2005 - $(9.1) million; 2004 - $5.0 million; 2003 - $(1.5) million.

Other operating costs and expenses increased 10% to $35.9 million in 2005 and 26% to $32.5 million in 2004 from $25.8 million in 2003. The increase during 2005 compared to 2004 was principally attributable to an increase of $2.9 million in salaries and related costs of employment due to the growth in our annuity business and an increase of $1.8 million in legal fees. These increases were offset in part by a decrease of $1.2 million in insurance taxes and other assessments as no additional expense was incurred in 2005 related to guaranty fund assessments. The increase during 2004 compared to 2003 was principally attributable to $1.8 million of paid and accrued guaranty fund assessments related to the insolvency of London Pacific Life and Annuity Company, an increase of $1.4 million in salaries and related costs of employment due to the growth in our annuity business, $0.8 million in marketing and advertising costs, and $1.1 million in printing and postage costs related to existing policies and marketing of new policies.

Income tax expense decreased 37% to $25.4 million in 2005 from $40.6 million in 2004 from $13.5 million in 2003. As discussed above and in note 1 to our audited consolidated financial statements, income tax expense for 2004 increased by $16.3 million due to the change in the Service Company’s federal income tax status. Excluding the impact of this item, the increases in income tax expense were principally due to increases in pre-tax income. After taking into consideration the impact of the change in the Service Company’s federal income tax status in 2004, our effective tax rates for 2005, 2004, and 2003 were 36%, 35% and 34%, respectively. See note 6 to our audited consolidated financial statements.

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

Insurance statutes regulate the type of investments that our life subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and our business and investment strategy, we generally seek to invest in United States government agency securities and corporate securities rated investment grade by established nationally recognized rating organizations or in securities of comparable investment quality, if not rated.

We have classified a portion of our fixed maturity investments as available for sale. Available for sale securities are reported at fair value and unrealized gains and losses, if any, on these securities (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) are included directly in a separate component of stockholders’ equity, thereby exposing stockholders’ equity to volatility due to changes in market interest rates and the accompanying changes in the reported value of securities classified as available-for-sale, with stockholders’ equity increasing as interest rates decline and, conversely, decreasing as interest rates rise.

Investments increased to $10.5 billion at December 31, 2005 compared to $8.0 billion at December 31, 2004 as a result of the growth in our annuity business discussed above. At December 31, 2005, the fair value of our available for sale fixed maturity and equity securities was $88.7 million less than the amortized cost of those investments, compared to $65.0 million at December 31, 2004. At December 31, 2005, the amortized cost of our fixed maturity securities held for investment exceeded the fair value by $112.8 million, compared to $92.7 million at December 31, 2004. The increase in net unrealized investment losses at December 31, 2005 compared to December 31, 2004 was generally related to an increase in market interest rates.

The composition of our investment portfolio is summarized in the table below:

	December 31,
	2005		2004
	Carrying		Carrying
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$2,774	—	$2,406	—
United States Government sponsored agencies	7,445,474	71.0%	5,728,488	72.0%
Public utilities	133,346	1.3%	44,849	0.6%
Corporate securities	674,230	6.4%	338,407	4.3%
Redeemable preferred stocks	46,896	0.4%	35,369	0.4%
Mortgage and asset-backed securities:
Government	220,379	2.1%	257,004	3.2%
Non-Government	377,011	3.6%	397,293	5.0%
Total fixed maturity securities	8,900,110	84.8%	6,803,816	85.5%
Equity securities	84,846	0.8%	38,303	0.5%
Mortgage loans on real estate	1,321,637	12.6%	959,779	12.1%
Derivative instruments	185,391	1.8%	148,006	1.9%
Policy loans	362	—	362	—
	$10,492,346	100.0%	$7,950,266	100.0%

The table below presents our total fixed maturity securities by NAIC designation and the equivalent ratings of a nationally recognized securities rating organization.

		December 31,
		2005		2004
		Carrying		Carrying
NAIC	Rating Agency	Amount	Percent	Amount	Percent
		(Dollars in thousands)
1	Aaa/Aa/A	$8,368,330	94.0%	$6,585,322	96.8%
2	Baa	416,614	4.7%	162,298	2.4%
3	Ba	93,335	1.0%	20,555	0.3%
4	B	3,396	0.1%	14,124	0.2%
5	Caa and lower	11,719	0.1%	13,298	0.2%
6	In or near default	6,716	0.1%	8,219	0.1%
		$8,900,110	100.0%	$6,803,816	100.0%

At December 31, 2005 and 2004, we held $1.3 billion and $1.0 billion, respectively, of mortgage loans with commitments outstanding of $75.1 million at December 31, 2005. These mortgage loans are diversified as to property type, location, and loan size, and are collateralized by the related properties. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. As of December 31, 2005, there were no delinquencies or defaults in our mortgage loan portfolio. The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31,
	2005		2004
	Carrying		Carrying
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$283,085	21.4%	$196,805	20.5%
Middle Atlantic	93,579	7.1%	80,098	8.3%
Mountain	198,476	15.0%	148,608	15.5%
New England	47,839	3.6%	50,624	5.3%
Pacific	117,977	8.9%	84,860	8.8%
South Atlantic	213,423	16.1%	166,606	17.4%
West North Central	258,181	19.6%	165,041	17.2%
West South Central	109,077	8.3%	67,137	7.0%
	$1,321,637	100.0%	$959,779	100.0%
Property type distribution
Office	$384,606	29.1%	$296,995	30.9%
Medical Office	75,716	5.7%	65,396	6.8%
Retail	285,715	21.6%	218,133	22.7%
Industrial/Warehouse	346,461	26.2%	236,835	24.7%
Hotel	52,274	4.0%	25,652	2.7%
Apartments	68,795	5.2%	44,984	4.7%
Mixed use/other	108,070	8.2%	71,784	7.5%
	$1,321,637	100.0%	$959,779	100.0%

Liabilities

Our liability for policy benefit reserves increased to $12.2 billion at December 31, 2005 compared to $9.8 billion at December 31, 2004, primarily due to additional annuity sales as discussed above. Substantially all of our annuity products have a surrender charge feature designed to reduce the risk of early withdrawal or surrender of the policies and to compensate us for our costs if policies are withdrawn early. Notwithstanding these policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates and other factors.

As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). These borrowings are collateralized by investment securities with fair values approximately equal to the amount due. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $318.8 million, $196.3 million and $84.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The weighted average interest rate on amounts due under repurchase agreements was 3.54%, 1.60% and 1.35% for the years ended December 31, 2005, 2004 and 2003, respectively.

In December 2004, we issued $260.0 million of contingent convertible senior notes due December 6, 2024. The notes are unsecured and bear interest at a fixed rate of 5.25% per annum. Interest is payable semi-annually in arrears on June 6 and December 6 of each year, beginning June 6, 2005. In addition to regular interest on the notes, beginning with the six-month interest period ending June 6, 2012, we will also pay contingent interest under certain conditions at a rate of 0.5% per annum based on the average trading price of the notes during a specified period.

The notes are convertible at the holders’ option prior to the maturity date into cash and shares of our common stock under certain conditions. The conversion price per share is $14.45 which represents a conversion rate of 69.2 shares of our common stock per $1,000 in principal amount of notes. Upon conversion, we will deliver to the holder cash equal to the aggregate principal amount of the notes to be converted and will deliver shares of our common stock for the amount by which the conversion value exceeds the aggregate principal amount of the notes to be converted (commonly referred to as “net share settlement”). See note 7 to the consolidated financial statements for additional details concerning the conversion features of the notes and the dilutive effect of the notes in our diluted earnings per share calculation.

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

Following is a summary of subordinated debt obligations to the trusts at December 31, 2005 and 2004:

	December 31,		Interest
	2005	2004	Rate	Due Date
	(Dollars in thousands)
American Equity Capital Trust I	$23,903	$24,073	8%	September 30, 2029
American Equity Capital Trust II	78,383	77,861	5%	June 1, 2047
American Equity Capital Trust III	27,840	27,840	Floating	April 29, 2034
American Equity Capital Trust IV	12,372	12,372	Floating	January 8, 2034
American Equity Capital Trust VII	10,830	10,830	Floating	September 14, 2034
American Equity Capital Trust VIII	20,620	20,600	Floating	December 22, 2034
American Equity Capital Trust IX	15,470	—	Floating	June 15, 2035
American Equity Capital Trust X	20,620	—	Floating	September 15, 2035
American Equity Capital Trust XI	20,620	—	8.595%	December 15, 2035
	$230,658	$173,576

The interest rate for the floating rate subordinated debentures is based upon the three month London Interbank Offered Rate plus 4.00% for Trust III and IV, 3.75% for Trust VII and VIII and 3.65% for Trust IX and X. The interest rate for Trust XI is fixed at 8.595% for 5 years and then is floating based upon the three month London Interbank Offered Rate plus 3.65%.

American Equity Capital Trust I issued 865,671 shares of trust preferred securities, of which 2,000 shares are held by one of our subsidiaries. During 2005 and 2004, 5,667 and 88,000 shares of these trust preferred securities converted into 20,988 shares and 325,923 shares, respectively, of our common stock. The remaining 770,004 shares of these trust preferred securities not held by a subsidiary are convertible into 2,851,806 shares of our common stock.

American Equity Capital Trust II issued $97.0 million (97,000 shares) of 5% trust preferred securities and we issued $100 million of our 5% subordinated debentures. The consideration received by American Equity Capital Trust II in connection with the issue of its trust preferred securities consisted of fixed income trust preferred securities of equal value issued by FBL.

During the third quarter of 2004, we entered into a $50 million revolving line of credit with three banks. There is no amount outstanding under this revolving line of credit at December 31, 2005. See note 7 to our audited consolidated financial statements for additional details concerning the terms of the revolving line of credit.

At December 31, 2005, one of our subsidiaries had $16.4 million outstanding under a credit agreement with a third party. Quarterly payments in amounts ranging from $1.1 million to $1.5 million are payable over the next sixteen quarters with interest computed at a fixed rate of 11.2%. Cash and cash equivalents at December 31, 2005 include $2.6 million of restricted cash under the terms of the credit agreement. See note 7 to our audited consolidated financial statements for additional information concerning this credit agreement.

On February 15, 2006, American Equity Capital Trust XII (“Trust XII”) issued 30 million of floating rate (three month London Interbank Offered Rate plus 3.50%) trust preferred securities. In connection with the issuance of these trust preferred securities and the related purchase by us of all of Trust XII’s common securities, we issued $30.9 million in principal amount of floating rate subordinated debentures due April 7, 2036 to Trust XII.

Stockholders’ Equity

In 1997, in connection with a rights offering of shares of our common stock, we issued subscription rights to purchase an aggregate of 2,157,375 shares of our common stock to certain officers and directors. The subscription rights had an exercise price of $5.33 per share. Subscription rights with respect to 2,151,375 and 6,000 shares were exercised during 2005 and 2004, respectively.

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

During 2005 and 2004, we issued 19,500 shares and 54,385 shares, respectively, of our common stock to an agent’s beneficiaries in relation to shares earned under the American Equity Investment NMO Deferred Compensation Plan. See note 10 to our audited consolidated financial statements.

On December 20, 2005, we completed an offering of 13,000,000 shares of our common stock at a price of $11.60 per share. Pursuant to the over-allotment option granted to the underwriters in this offering, the underwriters purchased an additional 1,950,000 shares on December 30, 2005. The proceeds from this offering (including proceeds from shares issued pursuant to the over-allotment option), net of the underwriting discount and expenses, were approximately $163.5 million.

Liquidity for Insurance Operations

Our life subsidiaries generally receive adequate cash flow from premium collections and investment income to meet their obligations. Annuity and life insurance liabilities are generally long-term in nature. Policyholders may, however, withdraw funds or surrender their policies, subject to surrender and withdrawal penalty provisions. At December 31, 2005, approximately 98% of our annuity liabilities were subject to penalty upon surrender, with a weighted average remaining surrender charge period of 12 years and a weighted average surrender charge rate of 13%.

We believe that the diversity of our investment portfolio and the concentration of investments in high-quality securities provides sufficient liquidity to meet foreseeable cash requirements. The investment portfolio at December 31, 2005 included $3.5 billion (amortized cost basis) of publicly traded available for sale investment grade bonds. Although there is no present need or intent to dispose of such investments, our life subsidiaries could readily liquidate portions of their investments, if such a need arose. See Quantitative and Qualitative Disclosures about Market Risk for further discussion of the related interest rate risk exposure. In addition, investments could be used to facilitate borrowings under repurchase agreements .. As indicated above, such borrowings have been used by American Equity Life from time to time to increase our return on investments.

Liquidity of Parent Company

We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt, including the convertible senior notes and subordinated debentures issued to subsidiary trusts, pay operating expenses and pay dividends to stockholders. The primary sources of funds for these payments are: (i) investment advisory fees from our life subsidiaries; (ii) dividends on capital stock and surplus note interest payments from American Equity Life; and (iii) investment income on our investments. These sources provide adequate cash flow to us to meet our current and reasonably foreseeable future obligations. We may also obtain cash by drawing down our $50 million revolving line of credit or by issuing debt or equity securities.

The payment of dividends or distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary’s state of domicile’s insurance department. Currently, American Equity Life may pay dividends or make other distributions without the prior approval of its state of domicile’s insurance department, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life’s net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life’s statutory surplus at the preceding December 31. For 2006, up to approximately $68.7 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Division. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary’s state of domicile. American Equity Life had approximately $92.5 million of statutory earned surplus at December 31, 2005.

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

The transfer of funds by American Equity Life is also restricted by a covenant in our revolving line of credit agreement which requires American Equity Life to maintain a minimum risk-based capital ratio of 200%. American Equity Life’s risk-based capital ratio was 330% at December 31, 2005.

Statutory accounting practices prescribed or permitted for our life subsidiaries differ in many respects from those governing the preparation of financial statements under GAAP. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. Information as to statutory capital and surplus and statutory net income for our life subsidiaries as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 is included in note 11 to our audited consolidated financial statements.

In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2005.

	Payments Due by Period
		Less Than	1 - 3	4 - 5	After 5
	Total	1 year	Years	Years	Years
	(Dollars in thousands)
Annuity and single premium universal life products(1)	$11,688,840	$867,156	$2,608,391	$1,853,616	$6,359,677
Notes payable, including interest payments	539,735	19,437	37,497	31,701	451,100
Subordinated debentures, including interest payments(2)	769,125	16,366	32,732	32,732	687,295
Operating leases	4,059	1,290	2,378	391	—
Mortgage loan funding	75,080	75,080	—	—	—
Total	$13,076,839	$979,329	$2,680,998	$1,918,440	$7,498,072

(1)          Amounts shown in this table are projected payments through the year 2023 which we are contractually obligated to pay to our annuity policyholders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency, when applicable. These assumptions are based on our historical experience. Amounts shown are net of expected reinsurance recoveries.

(2)          Amount shown is net of equity investments in the Capital Trusts due to the contractual right of offset upon repayment of the notes.

New Accounting Pronouncements

In March 2004, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance regarding the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and to equity securities accounted for under the cost method. Included in EITF 03-1 is guidance on how to account for impairments that are solely due to interest rate changes, including changes resulting from increases in sector credit spreads. This guidance was to become effective for reporting periods beginning after June 15, 2004. However, on September 30, 2004, the FASB issued a Staff Position that delayed the effective date for the recognition and measurement guidance of EITF 03-1 until additional clarifying guidance was issued. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed EITF Issue No. 03-1 as final. The final FSP (retitled FSP FAS 115-1) is effective for us beginning on January 1, 2006. The new standard is not expected to have a material impact on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard requires expensing stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective for us as of January 1, 2006 and will apply to all awards granted, modified, cancelled or purchased after that date as well as the unvested portion of prior awards. We will adopt the standard as of the effective date and do not believe it will have a material effect on our financial statements as the unvested portion of prior awards is immaterial. The effect on future financial statements is undeterminable as the amount of future grants of stock awards is unknown.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (SFAS 154). The Statement replaces APB Opinion No. 20 and SFAS 3. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. However, if it is impracticable to determine the effects of such changes, then other rules apply. SFAS 154 is effective January 1, 2006. Currently, we are not aware of any circumstances that require the application of SFAS 154, and there is no anticipated impact on the financial statements.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 05-1 (“SOP 05-1”), “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale on Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 31, 2006. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. We are continuing to evaluate SOP 05-1 but do not believe that it will have a material impact on the financial statements.

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

Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the amount of interest we pay on our subordinated debentures, and the fair value of our investments. Our floating rate trust preferred securities issued by Trusts III, IV, VII, VIII, IX, X and XI (beginning on December 31, 2010) bear interest at the three month LIBOR plus 3.65% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $104.5 million at December 31, 2005. The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (participation rates, asset fees or caps for index annuities) on substantially all of our annuity policies at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

If interest rates were to increase 10% (45 basis points) from levels at December 31, 2005, we estimate that the fair value of our fixed maturity securities would decrease by approximately $302.9 million. The impact on stockholders’ equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be an increase of $41.5 million in the accumulated other comprehensive loss. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to the their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means as discussed earlier. See Financial Condition—Liquidity for Insurance Operations for a further discussion of the liquidity risk.

At December 31, 2005, 86% of our fixed income securities have call features and 15% were subject to call redemption. Another 68% will become subject to call redemption through December 31, 2006. During the years ended December 31, 2005 and 2004, we received $1.47 billion and $2.18 billion, respectively, in net redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on our annuity liabilities, we have the ability to reduce crediting rates on most of our annuity liabilities to maintain the spread at our targeted level. At December 31, 2005, approximately 88% of our annuity liabilities are subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates of 2% to 4%.

With respect to our index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products. For the years ended December 31, 2005 and 2004, the annual index credits to policyholders on their anniversaries were $95.0 million and $122.7 million, respectively. Proceeds received at expiration of these options related to such credits were $89.9 million and $87.6 million, respectively. The difference between proceeds received at expiration of these options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us. Within our hedging process we purchase options out of the money to the extent of anticipated minimum guaranteed interest on index policies. On the anniversary dates of the index policies, we purchase new one-year call options to fund the next annual index credits. The risk associated with these prospective purchases is the uncertainty of the cost, which will determine whether we are able to earn our spread on our index business. This is a risk we attempt to manage through the terms of our index annuities, which permit us to change annual participation rates, asset fees, and caps, subject to contractual features. By modifying participation rates, asset fees or caps, we can limit option costs to budgeted amounts, except in cases where the contractual features would prevent further modifications. Based upon actuarial testing which we conduct as a part of the design of our index products and on an ongoing basis, we believe the risk that contractual features would prevent us from controlling option costs is not material.

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2005 based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. The report, which expressed unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2005, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm”.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
American Equity Investment Life Holding Company

We have audited management’s assessment, included in the accompanying management’s report on internal controls over financial reporting, that American Equity Investment Life Holding Company and Subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Equity Investment Life Holding Company and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial consolidated statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In our opinion, management’s assessment that American Equity Investment Life Holding Company and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, American Equity Investment Life Holding Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Equity Investment Life Holding Company and Subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2005, and our report dated March 13, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Des Moines, Iowa
March 13, 2006

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2005 which has not been previously reported.

PART III

The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 8, 2006 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2005.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of March, 2006.

AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY
By:	/s/ D.J. NOBLE
D.J. Noble, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date
/s/ D.J. NOBLE	Chairman of the Board and President,	March 14, 2006
D.J. Noble	(Principal Executive Officer)
/s/ WENDY L. CARLSON	Chief Financial Officer and General Counsel
Wendy L. Carlson	(Principal Financial Officer)	March 14, 2006
/s/ TED M. JOHNSON	Vice President - Accounting
Ted M. Johnson	(Principal Accounting Officer)	March 14, 2006
/s/ JOHN C. ANDERSON	Director	March 14, 2006
John C. Anderson
/s/ JAMES M. GERLACH	Director	March 14, 2006
James M. Gerlach
/s/ ROBERT L. HILTON	Director	March 14, 2006
Robert L. Hilton
/S/ ROBERT L. HOWE	Director	March 14, 2006
Robert L. Howe
/s/ JOHN M. MATOVINA	Director	March 14, 2006
John M. Matovina
/s/ DAVID S. MULCAHY	Director	March 14, 2006
David S. Mulcahy
/s/ A.J. STRICKLAND, III	Director	March 14, 2006
A.J. Strickland, III
/s/ HARLEY A. WHITFIELD	Director	March 14, 2006
Harley A. Whitfield
/s/ KEVIN R. WINGERT	Director	March 14, 2006
Kevin R. Wingert

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Equity Investment Life Holding Company

We have audited the accompanying consolidated balance sheet of American Equity Investment Life Holding Company and Subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2005. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules listed in the Index on page F-1. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Equity Investment Life Holding Company and Subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Equity Investment Life Holding Company and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG

Des Moines, Iowa
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Equity Investment Life Holding Company

We have audited the accompanying consolidated balance sheet of American Equity Investment Life Holding Company as of December 31, 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index on page F-1 as of December 31, 2004 and for each of the two years in the period ended December 31, 2004. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Equity Investment Life Holding Company at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, during the first quarter of 2005, the Company changed its method of accounting for a variable interest entity retroactive to January 1, 2003.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 11, 2005, except for the
fifth paragraph of Note 1,
as to which the date is November 11, 2005

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,
	2005	2004
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2005—$4,274,159; 2004—$2,769,804)	$4,188,683	$2,705,323
Held for investment, at amortized cost (fair value: 2005—$4,598,615; 2004—$4,005,775)	4,711,427	4,098,493
Equity securities, available for sale, at fair value (cost: 2005—$88,060; 2004—$38,838)	84,846	38,303
Mortgage loans on real estate	1,321,637	959,779
Derivative instruments	185,391	148,006
Policy loans	362	362
Total investments	10,492,346	7,950,266
Cash and cash equivalents	112,395	66,542
Coinsurance deposits—related party	1,959,663	2,068,700
Accrued investment income	59,584	44,871
Deferred policy acquisition costs	977,015	713,021
Deferred sales inducements	315,848	159,467
Deferred income tax asset	92,459	56,142
Federal income taxes recoverable	1,829	—
Other assets	31,655	28,279
Total assets	$14,042,794	$11,087,288

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands, except per share data)

	December 31,
	2005	2004
Liabilities and Stockholders’ Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$75,807	$62,073
Annuity and single premium universal life products	12,162,181	9,745,896
Other policy funds and contract claims	126,387	94,410
Other amounts due to related parties	27,677	31,955
Notes payable	281,043	283,375
Subordinated debentures	230,658	173,576
Amounts due under repurchase agreements	396,697	264,875
Federal income taxes payable	—	8,554
Other liabilities	222,986	117,031
Total liabilities	13,523,436	10,781,745
Stockholders’ equity:
Common Stock, par value $1 per share, 75,000,000 shares authorized; issued and outstanding 2005—55,527,180 shares; 2004—38,360,343 shares	55,527	38,360
Additional paid-in capital	379,107	215,793
Accumulated other comprehensive loss	(27,306)	(19,269)
Retained earnings	112,030	70,659
Total stockholders’ equity	519,358	305,543
Total liabilities and stockholders’ equity	$14,042,794	$11,087,288

See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Traditional life and accident and health insurance premiums	$13,578	$15,115	$13,686
Annuity and single premium universal life product charges	25,686	22,462	20,452
Net investment income	554,118	428,385	357,295
Realized gains (losses) on investments	(7,635)	943	6,946
Change in fair value of derivatives	(18,029)	28,696	52,525
Total revenues	567,718	495,601	450,904
Benefits and expenses:
Insurance policy benefits and change in future policy benefits	13,375	13,423	11,824
Interest credited to account balances	306,608	305,762	248,075
Change in fair value of embedded derivatives	31,087	(8,567)	66,801
Interest expense on notes payable	16,324	2,358	2,713
Interest expense on subordinated debentures	14,145	9,609	7,661
Interest expense on amounts due under repurchase agreements	11,280	3,148	1,278
Amortization of deferred policy acquisition costs	68,109	67,867	47,450
Other operating costs and expenses	35,896	32,520	25,794
Total benefits and expenses	496,824	426,120	411,596
Income before income taxes and minority interests	70,894	69,481	39,308
Income tax expense	25,402	40,611	13,505
Income before minority interests	45,492	28,870	25,803
Minority interest	2,500	(453)	363
Net income	$42,992	$29,323	$25,440
Earnings per common share	$1.09	$0.77	$1.45
Earnings per common share—assuming dilution	$0.99	$0.71	$1.21
Weighted average common shares outstanding (in thousands):
Earnings per common share	39,333	38,159	17,560
Earnings per common share—assuming dilution	44,513	43,096	22,170

See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

				Accumulated
			Additional	Other		Total
	Preferred	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2002	$625	$14,438	$56,811	$(11,944)	$17,548	$77,478
Comprehensive income:
Net income for year	—	—	—	—	25,440	25,440
Change in net unrealized investment gains/losses	—	—	—	(10,798)	—	(10,798)
Total comprehensive income:						14,642
Issuance of 20,700,000 shares of common stock less issuance expenses of $15,035	—	20,700	150,565	—	—	171,265
Issuance of 1,591,083 shares of common stock to the NMO Deferred Compensation Trust	—	1,591	8,939	—	(533)	9,997
Acquisition of 1,435,500 shares of common stock	—	(1,435)	(7,879)	—	—	(9,314)
Dividends on preferred stock ($0.03 per share)	—	—	—	—	(19)	(19)
Dividends on common stock ($0.01 per share)	—	—	—	—	(333)	(333)
Balance at December 31, 2003	625	35,294	208,436	(22,742)	42,103	263,716
Comprehensive income:
Net income for year	—	—	—	—	29,323	29,323
Change in net unrealized investment gains/losses	—	—	—	3,473	—	3,473
Total comprehensive income						32,796
Issuance of 805,000 shares of common stock less issuance expenses of $507	—	805	5,933	—	—	6,738
Exercise of 6,000 management subscription rights	—	6	26	—	—	32
Conversion of $2,640 of subordinated debentures	—	326	2,159	—	—	2,485
Conversion of 625,000 shares of Series Preferred Stock	(625)	1,875	(1,250)	—	—	—
Issuance of 54,385 shares of common stock	—	54	489	—	—	543
Dividends on common stock ($0.02 per share)	—	—	—	—	(767)	(767)
Balance at December 31, 2004	—	38,360	215,793	(19,269)	70,659	305,543
Comprehensive income:
Net income for period	—	—	—	—	42,992	42,992
Change in net unrealized investment gains/losses	—	—	—	(8,037)	—	(8,037)
Total comprehensive income						34,955
Conversion of $170 of subordinated debentures	—	21	139	—	—	160
Issuance of 19,500 shares of common stock	—	20	202	—	—	222
Issuance of 14,950,000 shares of common stock less issuance expenses of $9,896	—	14,950	148,574	—	—	163,524
Exercise of 2,176,349 management subscription rights and stock options, including related income tax benefits	—	2,176	14,399	—	—	16,575
Dividends on common stock ($0.04 per share)	—	—	—	—	(1,621)	(1,621)
Balance at December 31, 2005	$—	$55,527	$379,107	$(27,306)	$112,030	$519,358

See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities
Net income	$42,992	$29,323	$25,440
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	306,608	305,762	248,075
Annuity and single premium universal life product charges	(25,686)	(22,462)	(20,452)
Change in fair value of embedded derivatives	31,087	(8,567)	66,801
Increase in traditional life and accident and health insurance reserves	13,734	17,576	11,408
Policy acquisition costs deferred	(325,424)	(188,248)	(104,408)
Amortization of deferred policy acquisition costs	68,109	67,867	47,450
Provision for depreciation and other amortization	2,002	1,434	1,277
Amortization of discounts and premiums on fixed maturity securities	(188,463)	(139,025)	(153,226)
Realized losses (gains) on investments	7,635	(943)	(6,946)
Change in fair value of derivatives	18,029	(28,696)	(52,525)
Deferred income taxes	(31,990)	820	(2,307)
Net increase in cash from consolidation of variable interest entity	—	—	2,776
Changes in other operating assets and liabilities:
Accrued investment income	(14,713)	(15,485)	7,330
Receivables from related parties	—	—	393
Federal income taxes recoverable/payable	(10,383)	10,291	(9,924)
Other policy funds and contract claims	31,977	33,415	25,351
Other amounts due to related parties	2,306	12,730	25,995
Other liabilities	57,311	26,208	7,604
Other	(2,728)	(51)	(953)
Net cash provided by (used in) operating activities	(17,597)	101,949	119,159
Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities—available for sale	379,015	1,399,886	2,209,090
Fixed maturity securities—held for investment	1,332,689	1,157,382	869,205
Equity securities, available for sale	12,247	23,697	49,904
Mortgage loans on real estate	136,356	61,553	12,768
Derivative instruments	118,200	109,373	47,993
Acquisitions of investments:
Fixed maturity securities—available for sale	(1,851,905)	(1,381,314)	(2,035,255)
Fixed maturity securities—held for investment	(1,741,856)	(2,315,130)	(1,469,922)
Equity securities, available for sale	(60,707)	(38,645)	(49,170)
Mortgage loans on real estate	(498,214)	(412,283)	(287,144)
Derivative instruments	(180,440)	(111,689)	(66,062)
Policy loans	—	(38)	(29)
Purchases of property, furniture and equipment	(5,010)	(2,901)	(829)
Net cash used in investing activities	(2,359,625)	(1,510,109)	(719,451)

See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	2,895,055	1,973,971	1,727,008
Coinsurance deposits—related parties	(4,688)	(202,064)	(649,434)
Return of annuity and single premium universal life policyholder account balances	(823,814)	(778,750)	(472,220)
Financing fees incurred and deferred	(2,042)	(9,598)	(610)
Proceeds from notes payable	—	283,375	—
Repayments of notes payable	(6,958)	(46,115)	(21,613)
Increase (decrease) in amounts due under repurchase agreements	131,822	156,085	(132,941)
Amounts due to reinsurer	—	—	(10,908)
Proceeds from issuance of subordinated debentures	55,000	57,500	12,000
Net proceeds from issuance of common stock	180,321	7,313	171,265
Acquisitions of common stock	—	—	(9,314)
Dividends paid	(1,621)	(767)	(352)
Net cash provided by financing activities	2,423,075	1,440,950	612,881
Increase in cash and cash equivalents	45,853	32,790	12,589
Cash and cash equivalents at beginning of year	66,542	33,752	21,163
Cash and cash equivalents at end of year	$112,395	$66,542	$33,752
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on notes payable	$16,765	$1,665	$2,627
Interest on repurchase agreements	11,280	3,148	1,278
Interest on subordinated debentures	13,074	8,518	7,139
Income taxes	62,993	29,500	25,735
Non-cash financing and investing activities:
Premium and interest bonuses deferred as sales inducements	163,646	75,162	31,249
Issuance of 1,591,083 shares of common stock to NMO Deferred Compensation Trust	—	—	9,997
Conversion of subordinated debentures	160	2,485	—
Subordinated debentures issued to subsidiary trusts for common equity securities of the subsidiary trust	1,730	1,770	372

See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

1.   Organization and Significant Accounting Policies

Organization

American Equity Investment Life Holding Company (the Company), through its wholly-owned subsidiaries, American Equity Investment Life Insurance Company and American Equity Investment Life Insurance Company of New York, is licensed to sell insurance products in 49 states and the District of Columbia at December 31, 2005. The Company offers a broad array of annuity and insurance products. The Company’s business consists primarily of the sale of index and fixed rate annuities. The Company operates solely in the life insurance business.

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: American Equity Investment Life Insurance Company (“American Equity Life”), American Equity Investment Life Insurance Company of New York, American Equity Investment Capital, Inc., American Equity Investment Properties, L.C. and American Equity Investment Service Company (“Service Company”), which was acquired on September 2, 2005, see note 8. Prior to September 2, 2005, the consolidated financial statements included the accounts of the Service Company, a variable interest entity, as discussed below. All significant intercompany accounts and transactions have been eliminated.

The Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” on January 1, 2004. As it applies to the Company, SOP 03-1 established guidance for the accounting and presentation of costs related to sales inducements (first year premium and interest bonuses credited to policyholder account balances). There was no change to the Company’s method of accounting for sales inducements; however, the capitalized costs are now separately disclosed in the consolidated balance sheets and the related amortization expense is included in interest credited to account balances in the consolidated statements of income. Prior to 2004, the capitalized costs were included in deferred policy acquisition costs and the amortization expense was included in the amortization of deferred policy acquisition costs. The 2003 amounts have been reclassified to conform with the 2005 and 2004 presentation. The adoption of SOP 03-1 had no effect on consolidated net income or stockholders’ equity.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” on December 31, 2003, retroactive to January 1, 2003. Prior to the adoption of FIN 46, the Company’s subsidiary trusts, American Equity Capital Trust I and American Equity Capital Trust II were included in the Company’s consolidated financial statements. The subsidiary trusts are no longer consolidated upon adoption of FIN 46, and the effect of such deconsolidation is that the obligations of the trusts to the preferred security holders, previously reported as minority interests, have been replaced with the Company’s subordinated debt obligations to the trusts and the Company’s equity investments in the trusts. Interest payments on the subordinated debentures are no longer eliminated in consolidation but rather are reported as interest expense. The adoption of FIN 46 had no impact on consolidated net income, stockholders’ equity or previously reported quarterly net income for 2003.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

In the first quarter of 2005, the FASB issued FASB Staff Position No. FIN 46(R)-5 (“FSP FIN 46(R)-5”), “Implicit Variable Interests under FIN 46”. Prior to the acquisition of the Service Company on September 2, 2005, the Company had an implicit variable interest in the Service Company and was required to consolidate the Service Company under FSP FIN 46(R)-5. The Company adopted FSP FIN 46(R)-5 in the first quarter of 2005 and as permitted by the FSP, applied it retroactively to January 1, 2003, the date of the Company’s original adoption of FIN 46. There was no cumulative effect on January 1, 2003 due to the adoption of FSP FIN 46(R)-5.

The adoption of FSP FIN 46(R)-5 and the consolidation of the Service Company had no impact on net income, stockholders’ equity or earnings per share for 2003. Net income, earnings per common share and earnings per common share—assuming dilution for the year ended December 31, 2004 decreased by $16.0 million, $0.42 and $0.37, respectively, due to the consolidation of the Service Company. Prior to January 1, 2004, the Service Company was taxed as a Subchapter S Corporation. Effective January 1, 2004, the Service Company revoked its Subchapter S election, which required the recognition of a deferred income tax liability on the basis of the differences that existed at that date, all of which is reflected in income tax expense for the year ended December 31, 2004. The increase in income tax expense for the year ended December 31, 2004 attributable to the change in the Service Company’s federal income tax status was approximately $16.3 million, and is the principal reconciling item between the amount computed at the applicable statutory federal income tax rate (35%) and the amount reported in the consolidated statements of income. Net income, earnings per common share, and earnings per common share—assuming dilution for the year ended December 31, 2005 decreased by $3.2 million, $0.08 and $0.07, respectively, due to the consolidation of the Service Company. A $2.5 million dividend distribution to the Company’s chairman by the Service Company preceding this acquisition is recorded in the consolidated statements of income on the minority interest line. For further information on the Service Company, see note 8.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are utilized in the calculation of deferred policy acquisition costs, deferred sales inducements, policyholder liabilities and accruals, valuation of embedded derivatives on index reserves and contingent convertible senior notes, other than temporary impairment of investments and valuation allowances on deferred tax assets and investments. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized.

Reclassifications

Certain items appearing in the 2004 and 2003 consolidated financial statements have been reclassified to conform with the current year presentation.

Investments

Fixed maturity securities (bonds and redeemable preferred stocks maturing more than one year after issuance) that may be sold prior to maturity are classified as available for sale. Available for sale securities are reported at estimated fair value and unrealized gains and losses, if any, on these securities are included directly in a separate component of stockholders’ equity, net of income taxes and certain adjustments, for

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities’ expected lives. Amortization/accrual of premiums and discounts on mortgage and asset-backed securities incorporate prepayment assumptions to estimate the securities’ expected lives. Interest income is recognized as earned.

Fixed maturity securities that the Company has the positive intent and ability to hold to maturity are classified as held for investment. Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the fair value of these securities, except for declines that are other than temporary, are not reflected in the Company’s financial statements. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities’ expected lives.

Equity securities, comprised of common and non-redeemable preferred stocks, are classified as available for sale and are reported at fair value. Dividends are recognized when declared. Unrealized gains and losses are included directly in a separate component of stockholders’ equity, net of income taxes.

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

The carrying amounts of all the Company’s investments are reviewed on an ongoing basis for credit deterioration. If this review indicates a decline in fair value that is other than temporary, the Company’s carrying amount in the investment is reduced to its estimated fair value and a specific write down is taken. Such reductions in carrying amount are recognized as realized losses and charged to income. Realized gains and losses on sales are determined on the basis of specific identification of investments.

Fair values, as reported herein, of fixed maturity and equity securities are based on the latest quoted market prices, or for those fixed maturity securities not readily marketable, price matrices developed using yield data and other factors relating to instruments or securities with similar characteristics.

Derivative Instruments

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as accounting hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of the changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any “ineffective” portion of a hedge is reported in earnings as it occurs. The Company does not have any derivatives that qualify for hedge accounting.

The Company has index annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specified market index. A portion of the premium

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

from each policyholder is invested in investment grade fixed income securities to cover the minimum guaranteed value due the policyholder at the end of the contract term. A portion of the premium is used to purchase derivatives consisting of call options on the applicable market indices to fund the index credits due to index annuity policyholders. Substantially all such call options are one year options purchased to match the funding requirements of the underlying policies. The call options are marked to market with the change in fair value included as a component of our revenues. On the respective anniversary dates of the index policies, the index used to compute the annual index credit is reset and the Company purchases new one-year call options to fund the next annual index credit. The Company manages the cost of these purchases through the terms of its index annuities, which permits the Company to change annual participation rates, caps, and/or asset fees, subject to guaranteed minimums. By reducing participation rates, caps or asset fees, the Company can limit option costs to budgeted amounts except in cases where the contractual features would prevent further modifications.

The Company’s strategy attempts to mitigate any potential risk of loss under these agreements through a regular monitoring process which evaluates the program’s effectiveness. The Company is exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, the Company purchases its option contracts from multiple counterparties and evaluates the creditworthiness of all counterparties prior to purchase of the contracts. At December 31, 2005, all of these options had been purchased from nationally recognized investment banking institutions with a Standard and Poor’s credit rating of A or higher.

Under SFAS No. 133, the future annual index credits on the Company’s index annuities are treated as a “series of embedded derivatives” over the expected life of the applicable contract. The Company does not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. The Company must value both the call options and the related forward embedded options in the policies at fair value. The change in fair value for the call options is included in the change in fair value of derivatives and the change in fair value adjustment of the embedded options is included in the change in fair value of embedded derivatives in the consolidated statements of income.

Effective December 15, 2005, the conversion option embedded in the Company’s contingent convertible senior notes was bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. The net increase in the carrying amount of the contingent convertible notes was $4.6 million for the year ended December 31, 2005 and is included as a component of the change in fair value of embedded derivatives.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Deferred Policy Acquisition Costs and Deferred Sales Inducements

To the extent recoverable from future policy revenues and gross profits, certain costs of producing new business, principally commissions, first-year premium and interest bonuses credited to policyholder account balances and certain costs of policy issuance (including policy issue costs of $8.9 million, $6.3 million and $3.8 million for the years ended December 31, 2005, 2004 and 2003, respectively) have been deferred and capitalized as deferred policy acquisition costs or deferred sales inducements. For annuity

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

and single premium universal life products, these capitalized costs are being amortized generally in proportion to expected gross profits from surrender charges and investment, mortality, and expense margins. That amortization is adjusted retrospectively when estimates of future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. Deferred policy acquisition costs and deferred sales inducements are also adjusted for the change in amortization that would have occurred if available-for-sale fixed maturity securities had been sold at their aggregate fair value and the proceeds reinvested at current yields. The impact of this adjustment is included in accumulated other comprehensive income (loss) within consolidated stockholders’ equity.

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

Future Policy Benefits

Future policy benefit reserves for annuity and single premium universal life products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates (including first year interest bonuses capitalized as deferred sales inducements) for these products ranged from 3.1% to 11.5% in 2005 and 3.0% to 11.5% in 2004 and 2003. These rates include first-year interest bonuses capitalized as deferred sales inducements.

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

Certain group policies include provisions for annual experience refunds of premiums equal to net premiums received less a 16% administrative fee and less claims incurred. Such amounts (2005—$0.2 million; 2004—$0.0 million; and 2003—$0.1 million) are reported as a reduction of traditional life and accident and health insurance premiums in the consolidated statements of income.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Deferred Income Taxes

Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. Deferred income tax assets are subject to ongoing evaluation of whether such assets will more likely than not be realized. The ultimate realization of deferred income tax assets depends on generating future taxable income during the periods in which temporary differences become deductible. If future income is not generated as expected, deferred income tax assets may need to be written off.

Stockholders’ Equity

On December 9, 2003, the Company completed an initial public offering of 18,700,000 shares of its common stock at a price of $9.00 per share. Pursuant to the over-allotment option granted to the underwriters in this offering, the underwriters purchased an additional 2,000,000 shares on December 29, 2003 and an additional 805,000 shares on January 7, 2004. The proceeds from the initial public offering (including proceeds from shares issued pursuant to the over-allotment option), net of the underwriting discount and expenses, were approximately $178.0 million.

On December 20, 2005, the Company completed an offering of 13,000,000 shares of its common stock at a price of $11.60 per share. Pursuant to the over-allotment option granted to the underwriters in this offering, the underwriters purchased an additional 1,950,000 shares on December 30, 2005. The proceeds from this offering (including proceeds from shares issued pursuant to the over-allotment option), net of the underwriting discount and expenses, were approximately $163.5 million.

During 2004, 625,000 shares of 1998 Series A Participating Preferred Stock (aggregate liquidation preference of $10.0 million) converted into 1,875,000 shares of the Company’s common stock. Prior to conversion, these preferred shares had participating dividend rights with shares of the Company’s common stock, when and as such dividends were declared.

Recognition of Premium Revenues and Costs

Revenues for annuity and single premium universal life products include surrender charges and mortality and expense charges (single premium universal life products only) assessed against policyholder account balances during the period. Expenses related to these products include interest credited to policyholder account balances and benefit claims incurred in excess of policyholder account balances (single premium universal life products only).

Traditional life and accident and health insurance premiums are recognized as revenues over the premium-paying period. Future policy benefits are recognized as expenses over the life of the policy by means of the provision for future policy benefits.

All insurance-related revenues, benefits, losses and expenses are reported net of reinsurance ceded.

Premiums and Deposits by Product Type

The Company markets index annuities, fixed rate annuities, a variable annuity and life insurance. In connection with its reinsured group life business, the Company also collects renewal premiums on certain

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

accident and health insurance policies. Premiums and deposits (net of coinsurance), which are not included as revenues in the accompanying consolidated statements of income, collected in 2005, 2004 and 2003, by product category were as follows:

	Year Ended December 31,
Product Type	2005	2004	2003
	(Dollars in thousands)
Index Annuities:
Index Strategies	$1,777,825	$1,008,801	$468,716
Fixed Strategy	907,711	491,721	201,702
	2,685,536	1,500,522	670,418
Fixed Rate Annuities	204,831	271,385	407,156
Life Insurance	13,077	14,566	13,001
Accident and Health	501	549	685
Variable Annuities	37	279	26
	$2,903,982	$1,787,301	$1,091,286

Two national marketing organizations through which the Company markets its products each accounted for more than 10% of the annuity deposits and insurance premium collections during 2005, 2004 and 2003 representing 15% and 11%, 18% and 11%, and 15% and 10%, of the annuity deposits and insurance premiums collected, respectively.

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

Pro forma information regarding consolidated net income is required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and has been determined as if the Company had accounted for its employee stock options and subscription rights under the fair value method of these statements. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	4.84%	3.10%	1.46%
Dividend yield	0%	0%	0%
Weighted-average expected life	10 years	10 years	10 years
Expected volatility	23.4%	24.5%	3.2%

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net earnings and earnings per common share were as follows:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Net income, as reported—numerator for earnings per common share	$42,992	$29,323	$25,440
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(888)	(1,125)	(242)
Net income, pro forma—numerator for earnings per common share, pro forma	42,104	28,198	25,198
Interest related to convertible subordinated debentures (net of income tax benefit)	1,202	1,255	1,347
Numerator for earnings per common share—assuming dilution, pro forma	$43,306	$29,453	$26,545
Earnings per common share, as reported	$1.09	$0.77	$1.45
Earnings per common share, pro forma	$1.07	$0.74	$1.43
Earnings per common share—assuming dilution, as reported	$0.99	$0.71	$1.21
Earnings per common share—assuming dilution, pro forma	$0.97	$0.68	$1.20

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders. Other comprehensive income (loss) excludes net realized investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $(7.6) million, $0.9 million and $6.9 million in 2005, 2004 and 2003, respectively. Such amounts, which have been measured through the date of sale, are net of adjustments to deferred policy acquisition costs, deferred sales inducements and income taxes totaling $(3.7) million in 2005, $0.5 million in 2004 and $3.6 million in 2003.

New Accounting Pronouncements

In March 2004, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance regarding the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and to equity securities accounted for under the cost method. Included in EITF 03-1 is guidance on how to account for impairments that are solely due to interest rate changes, including changes resulting from increases in sector credit spreads. This guidance was to become effective for reporting periods beginning after June 15, 2004. However, on September 30, 2004, the FASB issued a Staff Position that delayed the effective date for the recognition and measurement guidance of EITF 03-1 until additional clarifying guidance was issued. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed EITF Issue No. 03-1 as final.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

The final FSP (retitled FSP FAS 115-1) is effective for the Company beginning on January 1, 2006. The new standard is not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard requires expensing stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing proforma disclosure only. SFAS 123R is effective for the Company as of January 1, 2006 and will apply to all awards granted, modified, cancelled or purchased after that date as well as the unvested portion of prior awards. The Company will adopt SFAS 123R as of the effective date and does not believe it will have a material effect on the financial statements at the date of adoption as the unvested portion of prior awards is immaterial. The effect on future financial statements is undeterminable as the amount of future grants of stock awards is unknown.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (SFAS 154). The Statement replaces APB Opinion No. 20 and SFAS 3. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. However, if it is impracticable to determine the effects of such changes, then other rules apply. SFAS 154 is effective January 1, 2006. Currently, the Company is not aware of any circumstances that require the application of SFAS 154, and there is no anticipated impact on the financial statements.

In September 2005, the AcSEC issued Statement of Position 05-1 (“SOP 05-1”), “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale on Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 31, 2006. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. The Company is continuing to evaluate SOP 05-1 but does not believe that it will have a material impact on the financial statements.

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

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

Notes payable and amounts due under repurchase agreements:   The fair value of the contingent convertible senior notes is based upon quoted market prices. Fair values for other notes payable with fixed interest rates are estimated by discounting expected cash flows using interest rates currently being offered for similar securities. The amounts reported in the consolidated balance sheets for short term indebtedness under repurchase agreements with variable interest rates approximate their fair values.

Subordinated debentures:   The carrying amount of subordinated debentures with variable interest rates reported in the consolidated balance sheets approximates fair value. Fair values for subordinated debentures with fixed interest rates are estimated by discounting expected cash flows using interest rates currently being offered for similar securities.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

The following sets forth a comparison of the fair values and carrying amounts of the Company’s financial instruments:

	December 31,
	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$4,188,683	$4,188,683	$2,705,323	$2,705,323
Held for investment	4,711,427	4,598,615	4,098,493	4,005,775
Equity securities, available for sale	84,846	84,846	38,303	38,303
Mortgage loans on real estate	1,321,637	1,341,353	959,779	999,380
Derivative instruments	185,391	185,391	148,006	148,006
Policy loans	362	362	362	362
Cash and cash equivalents	112,395	112,395	66,542	66,542
Coinsurance deposits - related party	1,959,663	1,694,583	2,068,700	1,780,862
Liabilities
Annuity and single premium universal life policy benefit reserves	12,162,181	10,528,907	9,745,896	8,573,784
Notes payable	281,043	319,317	283,375	311,000
Subordinated debentures	230,658	205,575	173,576	148,833
Amounts due under repurchase agreements	396,697	396,697	264,875	264,875

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

3.     Investments

At December 31, 2005 and 2004, the amortized cost and estimated fair value of fixed maturity securities and equity securities were as follows:

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$2,734	$64	$(24)	$2,774
United States Government sponsored agencies	2,877,423	37	(67,471)	2,809,989
Public utilities	133,489	1,163	(1,306)	133,346
Corporate securities	603,746	7,138	(12,596)	598,288
Redeemable preferred stocks	48,578	394	(2,076)	46,896
Mortgage and asset-backed securities:
United States Government and agencies	218,870	1,669	(160)	220,379
Non-government	389,319	625	(12,933)	377,011
	$4,274,159	$11,090	$(96,566)	$4,188,683
Held for investment:
United States Government sponsored agencies	$4,635,485	$478	$(113,290)	$4,522,673
Corporate securities	75,942	—	—	75,942
	$4,711,427	$478	$(113,290)	$4,598,615
Equity securities, available for sale:
Non-redeemable preferred stocks	$71,642	$395	$(2,075)	$69,962
Common stocks	16,418	—	(1,534)	14,884
	$88,060	$395	$(3,609)	$84,846
December 31, 2004
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$2,337	$79	$(10)	$2,406
United States Government sponsored agencies	1,764,459	132	(58,749)	1,705,842
Public utilities	43,297	1,552	—	44,849
Corporate securities	262,253	7,223	(6,916)	262,560
Redeemable preferred stocks	34,848	1,105	(584)	35,369
Mortgage and asset-backed securities:
United State Government and agencies	254,640	2,436	(72)	257,004
Non-government	407,970	4,602	(15,279)	397,293
	$2,769,804	$17,129	$(81,610)	$2,705,323
Held for investment:
United States Government sponsored agencies	$4,022,646	$2,240	$(94,958)	$3,929,928
Corporate securities	75,847	—	—	75,847
	$4,098,493	$2,240	$(94,958)	$4,005,775
Equity securities, available for sale:
Non-redeemable preferred stocks	$30,472	$331	$(294)	$30,509
Common stocks	8,366	—	(572)	7,794
	$38,838	$331	$(866)	$38,303

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2005, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company’s mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available for sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one year through five years	$48,185	$47,260	$—	$—
Due after five years through ten years	444,124	430,243	—	—
Due after ten years through twenty years	1,940,143	1,904,453	347,612	343,806
Due after twenty years	1,233,518	1,209,337	4,363,815	4,254,809
	3,665,970	3,591,293	4,711,427	4,598,615
Mortgage-backed and asset-backed securities	608,189	597,390	—	—
	$4,274,159	$4,188,683	$4,711,427	$4,598,615

Net unrealized losses on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders’ equity were comprised of the following at December 31, 2005 and 2004:

	December 31,
	2005	2004
	(Dollars in thousands)
Net unrealized losses on available for sale fixed maturity securities and equity securities	$(88,690)	$(65,016)
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	46,680	35,041
Net unrealized gain and amortization on fixed maturity securities transferred from available for sale to held for investment	—	330
Deferred income tax benefit	14,704	10,376
Net unrealized losses reported as accumulated other comprehensive loss	$(27,306)	$(19,269)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$392	$(8)	$486	$(16)	$878	$(24)
United States Government sponsored agencies	1,347,792	(16,268)	1,407,053	(51,204)	2,754,845	(67,472)
Public utilities	83,384	(1,306)	—	—	83,384	(1,306)
Corporate securities	342,850	(11,079)	19,056	(1,516)	361,906	(12,595)
Redeemable preferred stocks	13,501	(330)	19,437	(1,746)	32,938	(2,076)
Mortgage and asset-backed securities	178,691	(6,859)	135,494	(6,234)	314,185	(13,093)
	$1,966,610	$(35,850)	$1,581,526	$(60,716)	$3,548,136	$(96,566)
Held for investment:
United States Government sponsored agencies	$4,428,624	$(113,290)	$—	$—	$4,428,624	$(113,290)
	$4,428,624	$(113,290)	$—	$—	$4,428,624	$(113,290)
Equity securities, available for sale:
Non-redeemable preferred stocks	$34,926	$(1,138)	$7,663	$(937)	$42,589	$(2,075)
Common stocks	6,990	(827)	293	(707)	7,283	(1,534)
	$41,916	$(1,965)	$7,956	$(1,644)	$49,872	$(3,609)

Approximately 97% of the unrealized losses on fixed maturity securities shown in the above table are on securities that are rated investment grade. These unrealized losses are primarily from the Company’s investments in United States Government agencies and United States Government agency mortgage-backed securities. These securities are relatively long in duration and are callable, making the value of such securities very sensitive to changes in market interest rates. Approximately 3% of the unrealized losses on fixed maturity securities shown in the above table are on securities rated below investment grade. The Company reviews all investments on an ongoing basis for credit deterioration. Factors considered in evaluating whether a decline in value is other than temporary include:

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

The securities in an unrealized loss position are current in respect to payments of interest and principal and the Company has the intent and ability to hold these securities until they recover in fair value.

Components of net investment income are as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Fixed maturity securities	$475,540	$376,319	$322,247
Equity securities	3,402	1,668	1,951
Mortgage loans on real estate	77,518	52,697	33,241
Policy loans	26	26	25
Cash and cash equivalents	1,171	604	1,344
Other	64	622	1,178
	557,721	431,936	359,986
Less investment expenses	(3,603)	(3,551)	(2,691)
Net investment income	$554,118	$428,385	$357,295

Proceeds from sales of available for sale fixed maturity securities for the years ended December 31, 2005, 2004 and 2003 were $155.4 million, $272.7 million and $507.3 million, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the years ended December 31, 2005, 2004 and 2003 were $0.3 billion, $1.1 billion and $1.7 billion, respectively. Calls of held for investment fixed maturity securities for the years ended December 31, 2005, 2004 and 2003 were $1.3 billion, $1.2 billion and $0.9 billion, respectively.

Net realized gains (losses) included in revenues for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$5,334	$13,720	$19,922
Gross realized losses	(3,642)	(220)	(4,216)
Writedowns (other than temporary impairments)	(8,902)	(12,828)	(9,821)
	(7,210)	672	5,885
Equity securities:
Gross realized gains	135	272	1,358
Gross realized losses	—	(1)	(297)
Writedowns (other than temporary impairments)	(560)	—	—
	(425)	271	1,061
	$(7,635)	$943	$6,946

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Changes in unrealized appreciation (depreciation) on investments for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$(20,094)	$17,347	$(111,892)
Investments carried at estimated fair value:
Fixed maturity securities, available for sale	$(20,995)	$21,250	$(41,961)
Equity securities, available for sale	(2,679)	(150)	660
	(23,674)	21,100	(41,301)
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	11,639	(16,087)	25,541
Deferred income tax asset	4,328	(1,870)	5,815
Net unrealized gain and amortization on fixed maturity securities transferred from available to sale to held for investment	(330)	330	(853)
	15,637	(17,627)	30,503
Change is unrealized appreciation (depreciation) on investments carried at estimated fair value	$(8,037)	$3,473	$(10,798)

The Company transferred fixed maturity securities at fair value of $1.2 billion during 2004 from available for sale to held for investment to match its investment objectives, which are to hold these investments to maturity. The unrealized gain on these securities on the date of transfer is included as a separate component of accumulated other comprehensive loss and is being amortized over the lives of the securities. The unrealized gains on the securities transferred during 2004 were $1.7 million at the date of transfer. All of the securities transferred during 2004 were called for redemption subsequent to the transfer.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

The Company’s mortgage loan portfolio totaled $1.3 billion and $1.0 billion at December 31, 2005 and 2004, respectively, with commitments outstanding of $75.1 million at December 31, 2005. The portfolio consists of commercial mortgage loans diversified as to property type, location and loan size. The loans are collateralized by the related properties. The Company’s mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. As of December 31, 2005, there were no delinquencies or defaults in the Company’s mortgage loan portfolio. The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31,
	2005		2004
	Carrying		Carrying
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$283,085	21.4%	$196,805	20.5%
Middle Atlantic	93,579	7.1%	80,098	8.3%
Mountain	198,476	15.0%	148,608	15.5%
New England	47,839	3.6%	50,624	5.3%
Pacific	117,977	8.9%	84,860	8.8%
South Atlantic	213,423	16.1%	166,606	17.4%
West North Central	258,181	19.6%	165,041	17.2%
West South Central	109,077	8.3%	67,137	7.0%
Total	$1,321,637	100.0%	$959,779	100.0%
Property type distribution
Office	$384,606	29.1%	$296,995	30.9%
Medical Office	75,716	5.7%	65,396	6.8%
Retail	285,715	21.6%	218,133	22.7%
Industrial/Warehouse	346,461	26.2%	236,835	24.7%
Hotel	52,274	4.0%	25,652	2.7%
Apartment	68,795	5.2%	44,984	4.7%
Mixed use/other	108,070	8.2%	71,784	7.5%
Total	$1,321,637	100.0%	$959,779	100.0%

At December 31, 2005, fixed maturity securities and short-term investments with an amortized cost of $2.2 million were on deposit with state agencies to meet regulatory requirements. There are no restrictions on these assets.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

At December 31, 2005, the only investment in any person or its affiliates (other than bonds issued by agencies of the United States Government) that exceeded 10% of stockholders’ equity was FBL Capital Trust I with an estimated fair value and amortized cost of $75.9 million.

4.   Deferred Policy Acquisition Costs and Deferred Sales Inducements

An analysis of deferred policy acquisition costs is presented below for the years ended December 31, 2005 and 2004:

	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$713,021	$608,197
Costs deferred during the year	325,424	188,248
Amortized to expense during the year	(68,109)	(67,867)
Effect of net unrealized losses	6,679	(15,557)
Balance at end of year	$977,015	$713,021

An analysis of deferred sales inducements is presented below for the years ended December 31, 2005 and 2004:

	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$159,467	$95,467
Costs deferred during the year	163,646	75,162
Amortized to expense during the year	(12,225)	(10,635)
Effect of net unrealized losses	4,960	(527)
Balance at end of year	$315,848	$159,467

5.   Reinsurance and Policy Provisions

Coinsurance

The Company has entered into two coinsurance agreements with EquiTrust Life Insurance Company (“EquiTrust”), an affiliate of Farm Bureau Life Insurance Company (“Farm Bureau”) covering 70% of certain of the Company’s  fixed rate and index annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003 and 20% of those contracts issued from January 1, 2004 to July 31, 2004, when the agreement was suspended by mutual consent of the parties. As a result of the suspension, new business will no longer be ceded to EquiTrust until the parties mutually agree to resume the coinsurance of new business. The business reinsured under these agreements is not eligible for recapture before the expiration of 10 years. As of December 31, 2005, Farm Bureau beneficially owned 9.9% of the Company’s common stock.

Total annuity deposits ceded were $4.7 million, $202.1 million and $649.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Expense allowances received were $2.0 million, $22.6 million and $65.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Coinsurance deposits (aggregate policy benefit reserves transferred to EquiTrust under these agreements) with EquiTrust were $2.0 billion and $2.1 billion at December 31, 2005 and 2004, respectively. The Company

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

remains liabile with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has assumed. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible. The balance due under these agreements to EquiTrust was $27.7 million at December 31, 2005 and $32.0 million at December 31, 2004, and represents the fair value of the call options related to the ceded business held by the Company to fund the index credits and cash due to or from EquiTrust related to the transfer of annuity deposits.

The Company has also entered into a modified coinsurance agreement to cede 70% of its variable annuity business to EquiTrust. Under this agreement, the Company paid EquiTrust $0.2 million for each of the years ended December 31, 2005, 2004 and 2003. The modified coinsurance agreement will continue until termination by written notice at the election of either party. Any such termination will apply to the submission or acceptance of new policies, and business reinsured under the agreement prior to any such termination is not eligible for recapture before the expiration of 10 years. EquiTrust (or one of its affiliates) provides the administrative support necessary to manage this business.

Financial Reinsurance

The Company has entered into three reinsurance transactions with Hannover Life Reassurance Company of America (“Hannover”), which are treated as reinsurance under statutory accounting practices and as financial reinsurance under accounting principles generally accepted in the United States (“GAAP”). The statutory surplus benefits under these agreements are eliminated under GAAP and the associated charges are recorded as risk charges and are included in other operating costs and expenses in the consolidated statements of income. The first transaction became effective November 1, 2002 (the “2002 Hannover Transaction”), the second transaction became effective September 30, 2003 (the “2003 Hannover Transaction”) and the third transaction became effective October 1, 2005 (the “2005 Hannover Transaction”). The agreements for the 2002 and 2003 Hannover Transactions include a coinsurance segment and a yearly renewable term segment reinsuring a portion of death benefits payable on certain annuities issued from January 1, 2002 to December 31, 2002 and issued from January 1, 2003 to September 30, 2003. The coinsurance segments provide reinsurance to the extent of 6.88% (2002 Hannover Transaction) and 13.41% (2003 Hannover Transaction) of all risks associated with the Company’s annuity policies covered by these reinsurance agreements. The 2002 Hannover Transaction provided $29.8 million in net statutory surplus benefit during 2002 and the 2003 Hannover Transaction provided $29.7 million in net statutory surplus benefit during 2003. The statutory surplus benefits provided by the 2002 and 2003 Hannover Transactions were reduced by $13.4 million in 2005, $13.1 million in 2004 and $6.8 million in 2003. The remaining statutory surplus benefit under the 2002 and 2003 Hannover Transactions will be reduced in the following years as follows: 2006 - $12.4 million; 2007 - $13.2 million; 2008 - $6.4 million. The 2005 Hannover Transaction is a yearly renewable term reinsurance agreement on inforce business covering 40% of waived surrender charges related to penalty free withdrawals and deaths. The Company pays quarterly reinsurance premiums under this agreement with an experience refund calculated on a quarterly basis resulting in a risk charge equal to approximately 4.6% of the reserve credit. The reserve credit recorded on a statutory basis by American Equity Life at December 31, 2005 was $59.0 million. Risk charges attributable to the 2005, 2003 and 2002 Hannover Transactions of $2.5 million, $2.2 million and $1.6 million were incurred during 2005, 2004 and 2003, respectively.

The statutory surplus benefit provided by the 2003 Hannover Transaction replaced the statutory surplus benefit previously provided by a financial reinsurance agreement entered into during 2001 with a

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

subsidiary of Swiss Reinsurance Company (“Swiss Re”). The Company terminated this agreement and recaptured all reserves subject to this agreement effective September 30, 2003. The Swiss Re agreement was treated as reinsurance under statutory accounting requirements and as financial reinsurance under GAAP. This agreement provided an initial statutory surplus benefit of $35.0 million in 2001. The statutory surplus benefit remaining at January 1, 2003 was $30.9 million, all of which was eliminated upon termination of the agreement. Risk charges and interest expense incurred on the cash portion of the surplus benefit provided by the agreement were $0.2 million for the year ended December 31, 2003.

Indemnity Reinsurance

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid under its life and accident and health insurance products by ceding reinsurance to other insurance enterprises or reinsurers. Reinsurance coverages for life insurance vary according to the age and risk classification of the insured. Reinsurance related to life and accident and health insurance that was ceded by the Company primarily to two reinsurers was immaterial. Reinsurance contracts do not relieve the Company of its obligations to its policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, the Company’s life insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses to the Company. To limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers, and monitors concentrations of credit risk. No allowance for uncollectible amounts has been established against the Company’s asset for amounts receivable from other insurance companies since none of the receivables are deemed by management to be uncollectible.

6.   Income Taxes

The Company files a consolidated federal income tax return with all its subsidiaries.

The Company’s income tax expense is as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Consolidated statements of income:
Current income taxes	$57,391	$39,791	$15,812
Deferred income taxes	(31,989)	820	(2,307)
Total income tax expense included in consolidated statements of income	25,402	40,611	13,505
Stockholders’ equity:
Expense (benefit) relating to:
Change in net unrealized investment gains/losses	(4,328)	1,870	(5,815)
Stock-based compensation	(4,781)	—	—
Total income tax expense included in consolidated financial statements	$16,293	$42,481	$7,690

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Income tax expense in the consolidated statements of income differed from the amount computed at the applicable statutory federal income tax rate (35%) as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Income before income taxes and minority interests	$70,894	$69,481	$39,308
Income tax expense on income before income taxes and minority interests	$24,813	$24,318	$13,758
Tax effect of:
Change in federal income tax status of variable interest entity (see note 1)	—	16,254	—
Other	589	39	(253)
Income tax expense	$25,402	$40,611	$13,505
Effective tax rate	35.8%	58.4%	34.4%

Deferred income tax assets or liabilities are established for temporary differences between the financial reporting amounts and tax bases of assets and liabilities that will result in deductible or taxable amounts, respectfully, in future years.

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2005 and 2004, is as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Deferred income tax assets:
Policy benefit reserves	$474,434	$325,285
Unrealized depreciation on available for sale fixed maturity securities and equity securities	14,704	10,376
Fixed maturity and equity securities	9,324	13,666
Deferred compensation	4,884	2,428
Net operating loss carryforwards	8,707	4,919
Other	3,069	194
	515,122	356,868
Deferred income tax liabilities:
Derivative instruments	(3,338)	(21,085)
Deferred policy acquisition costs	(407,972)	(273,723)
Amounts due to reinsurers	(7,118)	(5,303)
Contingent interest on convertible senior notes	(3,274)	—
Other	(961)	(615)
	(422,663)	(300,726)
Net deferred income tax asset	$92,459	$56,142

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

In the opinion of the Company’s management, realization of its deferred income tax assets is more likely than not based on expectations as to the Company’s future taxable income and considering all other available evidence, both positive and negative. Therefore, no valuation allowance against deferred tax assets has been established.

At December 31, 2005, the Company has non-life net operating loss carryforwards for federal tax purposes of $19.6 million which expire beginning in 2012 through 2025.

7.   Notes Payable and Amounts Due Under Repurchase Agreements

In December 2004, the Company issued $260.0 million of contingent convertible senior notes due December 6, 2024. The notes are unsecured and bear interest at a fixed rate of 5.25% per annum. Interest is payable semi-annually in arrears on June 6 and December 6 of each year, beginning June 6, 2005. In addition to regular interest on the notes, beginning with the six-month interest period ending June 6, 2012, the Company will also pay contingent interest under certain conditions at a rate of 0.5% per annum based on the average trading price of the notes during a specified period. Effective December 15, 2005, the conversion option embedded in the Company’s contingent convertible senior notes was bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. The carrying value of the contingent convertible senior notes including the fair value of the conversion option at December 31, 2005 was $264.6 million. The fair value of the conversion option was $81.6 million and $85.6 million on December 15, 2005 and December 31, 2005, respectively.

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

Holders may convert any outstanding notes into cash and shares of the Company’s common stock at a conversion price per share of $14.45. This represents a conversion rate of approximately 69.2 shares of common stock per $1,000 in principal amount of notes (the “Conversion Rate”). Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion, the value (the “Conversion Value”) of the cash and shares of the Company’s common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by the “Ten Day Average Closing Stock Price”, which equals the average of the closing per share prices of the Company’s common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. The Company will deliver the Conversion Value to holders as follows: (1) an amount in cash (the “Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate Conversion Value of the notes to be converted is greater than the Principal Return, an amount in shares (the “Net Shares”) equal to such aggregate Conversion Value less the Principal Return (the “Net Share

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Amount”) and (3) an amount in cash in lieu of fractional shares of common stock. The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the Ten Day Average Closing Stock Price.

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

Pursuant to EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, the Company will be required to include the dilutive effect of the contingent convertible senior notes in its diluted earnings per share calculation, regardless of whether the market price trigger has been met. Because the notes include a mandatory cash settlement feature for the principal amount, incremental dilutive shares will only exist when the average fair value of the Company’s common stock for a reporting period exceeds the conversion price per share of $14.45.

During, 2004, the Company entered into a $50 million revolving line of credit agreement with three banks. The revolving period of the facility will be three years followed by a two-year term out option. The applicable interest rate will be floating at LIBOR plus 1.75% or prime rate, as elected by the Company. There is no amount outstanding under the revolving line of credit at December 31, 2005. Under this agreement, without obtaining a waiver from the lenders, the Company is required to maintain a minimum risk-based capital ratio at American Equity Investment Life Insurance Company, a maximum ratio of senior debt to total capital, and is prohibited from paying dividends on its capital stock in excess of 33% of consolidated net income for the prior year.

As part of its investment strategy, the Company enters into securities repurchase agreements (short-term collateralized borrowings). These borrowings are collateralized by investment securities with fair values approximately equal to the amount due. Such borrowings averaged $318.8 million, $196.3 million, $84.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The weighted average interest rate on amounts due under repurchase agreements was 3.54%, 1.60% and 1.35% for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company, through the Service Company, had $16.4 million and $20.4 million outstanding at December 31, 2005 and 2004 under a credit agreement with a third party. Quarterly payments in amounts ranging from $1.1 million to $1.5 million are payable over the next sixteen quarters with interest computed at a fixed rate of 11.2%. Cash and cash equivalents at December 31, 2005 and 2004 include $2.6 million and 2.5 million, respectively, of restricted cash under the terms of the credit agreement. At December 31, 2004, the Service Company had $3.0 million of notes payable outstanding with its sole shareholder.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Principal and interest on this note was due quarterly and bore interest at prime (5.25% at December 31, 2004).

8.   American Equity Investment Service Company

The Company acquired all of the outstanding stock of the Service Company on September 2, 2005. Prior to the acquisition, the Company had an implicit variable interest in the Service Company and was required to include the Service Company in its consolidated financial statements in accordance with FSP FIN 46(R)-5 as described in note 1.

The Company has a General Agency Commission and Servicing Agreement (“Servicing Agreement”) with the Service Company, whereby the Service Company acts as a national supervisory agent with responsibility for paying commissions to agents of the Company. Under the terms of the Servicing Agreement, as amended, the Service Company has paid a portion (ranging from 13.5% to 100%) of the agents’ commissions for certain annuity policies issued during 1997 - 1999 and 2002 - 2004. In return, the Company has paid and agreed to pay quarterly renewal commissions to the Service Company ranging from .0975% to .375% based upon the account values of the applicable annuity policies issued during those years. No renewal commission is paid unless the underlying policy is in force on the date renewal commissions are calculated pursuant to the terms of the Servicing Agreement. For all years except 2004, renewal commissions are capped and interest expense computed at a 9% imputed interest rate. The effective interest rate based upon the estimated future renewal commissions for policies issued during 2004 is 15.1%. The payment of a portion of agents’ commissions and the payment of renewal commissions by the Company to the Service Company is eliminated in consolidation.

During the years ended December 31, 2004 and 2003, the Service Company paid $20.0 million and $14.4 million, respectively, to agents of the Company. Such amounts were deferred as policy acquisition costs in the consolidated balance sheets. The Company paid renewal commissions to the Service Company of $17.0 million, $28.1 million and $22.1 million in 2005, 2004 and 2003, respectively, which, as indicated above, are eliminated in consolidation.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

9.   Subordinated Debentures

The Company’s wholly-owned subsidiary trusts (not consolidated under FIN 46) have issued fixed rate and floating rate trust preferred securities and have used the proceeds from these offerings to purchase subordinated debentures from the Company. The Company also issued subordinated debentures to the trusts in exchange for all of the common securities of each trust. The sole assets of the trusts are the subordinated debentures and any interest accrued thereon. The interest payment dates on the subordinated debentures correspond to the distribution dates on the trust preferred securities issued by the trusts. The trust preferred securities mature simultaneously with the subordinated debentures. The Company’s obligations under the subordinated debentures and related agreements provide a full and unconditional guarantee of payments due under the trust preferred securities. Following is a summary of subordinated debt obligations to the trusts at December 31, 2005 and 2004:

	December 31,		Interest
	2005	2004	Rate	Due Date
	(Dollars in thousands)
American Equity Capital Trust I	$23,903	$24,073	8%	September 30, 2029
American Equity Capital Trust II	78,383	77,861	5%	June 1, 2047
American Equity Capital Trust III	27,840	27,840	Floating	April 29, 2034
American Equity Capital Trust IV	12,372	12,372	Floating	January 8, 2034
American Equity Capital Trust VII	10,830	10,830	Floating	September 14, 2034
American Equity Capital Trust VIII	20,620	20,600	Floating	December 22, 2034
American Equity Capital Trust IX	15,470	—	Floating	June 15, 2035
American Equity Capital Trust X	20,620	—	Floating	September 15, 2035
American Equity Capital Trust XI	20,620	—	8.595%	December 15, 2035
	$230,658	$173,576

The interest rate for the floating rate subordinated debentures are based upon the three month London Interbank Offered Rate plus 4.00% for Trust III and IV, 3.75% for Trust VII and VIII and 3.65% for Trust IX and X. The interest rate for Trust XI is fixed at 8.595% for 5 years and then is floating based upon the three month London Interbank Offered Rate plus 3.65%.

American Equity Capital Trust I issued 865,671 shares of trust preferred securities, of which 2,000 shares are held by one of the Company’s subsidiaries. During 2005 and 2004, 5,667 and 88,000 shares of these trust preferred securities converted into 20,988 shares and 325,923 shares of the Company’s common stock, respectively. The remaining 770,004 shares of these trust preferred securities not held by a subsidiary are convertible into 2,851,806 shares of the Company’s common stock.

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

On February 15, 2006, American Equity Capital Trust XII (“Trust XII”) issued $30 million of floating rate (three month London Interbank Offered Rate plus 3.50%) trust preferred securities. In connection with the issuance of these trust preferred securities and the related purchase by the Company of all of Trust XII’s common securities, the Company issued $30.9 million in principal amount of its floating rate subordinated debentures due April 7, 2036 to Trust XII.

10.   Retirement and Stock Compensation Plans

The Company has adopted a contributory defined contribution plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees of the Company, subject to minimum eligibility requirements. Employees can contribute up to 15% of their annual salary (with a maximum contribution of $14,000 in 2005, $13,000 in 2004 and $12,000 in 2003) to the plan. The Company contributes an additional amount, subject to limitations, based on the voluntary contribution of the employee. Further, the plan provides for additional employer contributions based on the discretion of the Board of Directors. Plan contributions charged to expense were $0.2 million for each of the years ended December 31, 2005 and 2004 and  $0.1 million for the year ended December 31, 2003.

The Company has entered into deferred compensation arrangements with certain officers, directors, and consultants, whereby these individuals agreed to take common stock of the Company at a future date in lieu of cash payments at the time of service. The common stock is to be issued in conjunction with a “trigger event”, as that term is defined in the individual agreements. At December 31, 2005 and 2004, these individuals have earned, and the Company has reserved for future issuance, 399,647 and 377,853 shares of common stock, respectively, pursuant to these arrangements. The Company has accrued liabilities of $2.2 million and $1.9 million at December 31, 2005 and 2004, respectively, representing the value associated with the shares earned.

During 1997, the Company established the American Equity Investment NMO Deferred Compensation Plan (“NMO Deferred Compensation Plan”) whereby agents can earn common stock in addition to their normal commissions. Awards are calculated using formulas determined annually by the Company’s Board of Directors and are generally based upon new annuity deposits. For the years ended December 31, 2005, 2004 and 2003, agents earned the right to receive 364,030 shares, 414,117 shares, and 325,370 shares, respectively. These shares will be distributed at the end of the vesting and deferral period of 9 years. A portion of the awards may be subject to forfeiture if certain production levels are not met over the remaining vesting period. The Company recognizes commission expense as the awards vest. For the years ended December 31, 2005, 2004 and 2003, agents vested in 437,098 shares, 449,869 shares and 405,796 shares of common stock, respectively, and the Company recorded commission expense (capitalized as deferred policy acquisition costs) of $7.0 million, $4.9 million and $2.6 million, respectively, under these plans. Amounts accrued are reported as other liabilities until the shares have been issued. At December 31, 2005, the Company has reserved 1,516,293 shares for future issuance under the plans.

During 2003, the Company created a Rabbi Trust, the NMO Deferred Compensation Trust (the “Trust”) and issued 1,591,083 shares of its common stock to the Trust to fund the vested share liability established under the NMO Deferred Compensation Plan. In accordance with FASB’s Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested”, the stock held in the Trust is included as part of common stock issued and outstanding. The common shares held in the Rabbi Trust and the related Trust obligation

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

funded by such shares are included in common stock and additional paid-in-capital as a respective deduction and addition, with no impact on the reported amount of total stockholders’ equity, as the Plan does not permit diversification and must be settled by the delivery of a fixed number of shares of the Company’s stock.

The Company has a Stock Option and Warrant Agreement with Mr. Noble (owner of 5% of its outstanding common stock at December 31, 2005) which allows the purchase of 1,200,000 shares of the Company’s common stock. Included in this amount were warrants to purchase 240,000 shares of common stock at $3.33 per share that were exercised in 2000 and options expiring in 2007 to purchase 600,000 shares of common stock at $3.33 per share and 360,000 shares of common stock at $7.33 per share.

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Changes in the number of stock options outstanding during the years ended December 31, 2005, 2004 and 2003 are as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Total Exercise Price
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2003	2,629,302	$5.64	$14,828
Granted	300,000	9.00	2,700
Cancelled	(21,640)	6.70	(145)
Exercised	—	—	—
Outstanding at December 31, 2003	2,907,662	5.98	17,383
Granted	576,000	10.79	6,213
Cancelled	(17,500)	9.71	(170)
Exercised	—	—	—
Outstanding at December 31, 2004	3,466,162	6.76	23,426
Granted	31,000	12.19	378
Cancelled	(1,000)	10.00	(10)
Exercised	(37,250)	5.75	(214)
Outstanding at December 31, 2005	3,458,912	6.82	$23,580

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Stock options outstanding at December 31, 2005 (all of which are currently exercisable except for options on 9,000 shares granted in September 2005 and options on 7,000 shares granted in December 2005) are as follows:

	Number of Shares	Weighted- Average Remaining Life
Exercise price:
$3.33	1,039,500	1.19
$4.00	346,350	1.56
$5.33	111,000	2.63
$7.33	568,770	2.16
$8.67	18,000	3.92
$9.00	292,800	7.94
$9.16	22,500	8.67
$9.49	4,500	8.75
$9.67	487,542	5.13
$9.95	3,000	8.50
$10.77	286,950	9.00
$11.00	244,500	8.44
$11.35	9,000	9.75
$11.88	7,500	9.50
$12.08	1,000	9.28
$12.79	6,500	9.25
$12.85	2,500	8.25
$13.05	7,000	10.00
	3,458,912

At December 31, 2005, the Company had no shares of common stock available for future grant under the 1996 Stock Option Plan, 582,208 shares of common stock available for future grant under the 2000 Employee Stock Option Plan, and 207,000 shares of common stock available for future grant under the 2000 Directors Stock Option Plan.

On December 1, 1997, in connection with a rights offering of shares of the Company’s common stock, the Company issued subscription rights to purchase an aggregate of 2,157,375 shares of the Company’s common stock to certain officers and directors. The subscription rights had an exercise price of $5.33 per share and were exercisable immediately through December 1, 2005. Subscription rights with respect to 2,151,375 and 6,000 shares of the Company’s common stock were exercised during 2005 and 2004, respectively.

11.   Life Insurance Subsidiaries

Prior approval of regulatory authorities is required for the payment of dividends to the Company by its life insurance subsidiaries which exceed an annual limitation. During 2006, American Equity Life could pay dividends to its parent of $68.7 million, without prior approval from regulatory authorities.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

Statutory accounting practices prescribed or permitted by regulatory authorities for the Company’s life insurance subsidiaries differ from U.S. generally accepted accounting principles. Combined net income for the Company’s life insurance subsidiaries as determined in accordance with statutory accounting practices was $40.5 million, $47.7 million and $25.4 million in 2005, 2004 and 2003, respectively, and total statutory capital and surplus of the Company’s life insurance subsidiaries was $686.8 million and $608.9 million at December 31, 2005 and 2004, respectively. Calculations using the National Association of Insurance Commissioners formula at December 31, 2005, indicate that the ratio of total adjusted capital to risk based capital for the Company exceeded the highest level at which regulatory action might be initiated by approximately 2.3 times.

12.   Commitments and Contingencies

The Company leases its home office space and certain equipment under operating leases which expire through September 2010. Rent expense totaled $1.2 million for the year ended December 31, 2005 and $1.0 million for each of the years ended December 31, 2004 and 2003. At December 31, 2005, minimum rental payments due under all noncancellable operating leases with initial terms of one year or more are (dollars in thousands):

Year Ending December 31:
2006	$1,290
2007	1,246
2008	1,132
2009	380
2010	11
$4,059

Assessments are, from time to time, levied on the Company by life and health guaranty associations in most states in which the Company is licensed to cover losses to policyholders of insolvent or rehabilitated companies. The Company has a liability established for future assessments related to the insolvency of London Pacific Life and Annuity Company of $0.9 million and $1.2 million at December 31, 2005 and 2004, respectively. The Company believes the liability for guaranty fund assessments is sufficient to provide for future assessments based upon known insolvencies.

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

13.   Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Numerator:
Net income—numerator for earnings per common share	$42,992	$29,323	$25,440
Interest on convertible subordinated debentures (net of income tax benefit)	1,202	1,255	1,347
Numerator for earnings per common share—assuming dilution	$44,194	$30,578	$26,787
Denominator:
Weighted average common shares outstanding	39,332,980	37,518,141	15,684,932
Participating preferred stock	—	640,369	1,875,000
Denominator for earnings per common share	39,332,980	38,158,510	17,559,932
Effect of dilutive securities:
Convertible subordinated debentures	2,854,678	3,005,902	3,198,717
Stock options and management subscription rights	1,480,392	1,500,158	683,548
Deferred compensation agreements	844,766	431,575	727,653
Denominator for earnings per common share—assuming dilution	44,512,816	43,096,145	22,169,850
Earnings per common share	$1.09	$0.77	$1.45
Earnings per common share—assuming dilution	$0.99	$0.71	$1.21

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

14.          Quarterly Financial Information (Unaudited)

Unaudited quarterly results of operations are summarized below.

Quarter ended	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
2005
Premiums and product charges	$10,018	$10,287	$9,644	$9,315
Net investment income	124,834	133,227	142,350	153,707
Realized gains (losses) on investments	232	220	(7,057)	(1,030)
Change in fair value of derivatives	(35,990)	(1,972)	16,038	3,895
Total revenues	99,094	141,762	160,975	165,887
Net income	12,528	12,232	7,163	11,068
Earnings per common share	$0.33	$0.32	$0.19	$0.26
Earnings per common share—assuming dilution	$0.29	$0.29	$0.17	$0.24
2004
Premiums and product charges	$9,357	$9,058	$8,936	$10,226
Net investment income	98,589	106,197	109,434	114,165
Realized gains on investments	379	10	422	132
Change in fair value of derivatives	5,815	(4,934)	(19,696)	47,511
Total revenues	114,140	110,331	99,096	172,034
Net income (loss)	(5,714)	10,387	10,711	13,939
Earnings (loss) per common share	$(0.15)	$0.27	$0.28	$0.36
Earnings (loss) per common share—assuming dilution	$(0.15)	$0.25	$0.26	$0.33

The differences between the change in fair value of derivatives by quarter primarily corresponds to the performance of the indices upon which the Company’s call options are based. Earnings (loss) per common share for each quarter is computed independently of earnings per common share for the year. As a result, the sum of the quarterly earnings (loss) per common share amounts may not equal the earnings  per common share for the year.

The adoption of FSP FIN 46(R)-5 and the consolidation of the Service Company as discussed in note 1 reduced net income, earnings per common share and earnings per common share—assuming dilution for the quarter ended March 31, 2004 by $16.1 million, $0.43 and $0.40, respectively.

Schedule I—Summary of Investments—Other
Than Investments in Related Parties
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
December 31, 2005

Column A	Column B	Column C	Column D
Type of Investment	Amortized Cost(1)	Fair Value	Amount at which shown in the balance sheet(2)
	(Dollars in thousands)
Fixed maturity securities:
Available for sale
United States Government full faith and credit	$2,734	$2,774	$2,774
United States Government sponsored agencies	2,877,423	2,809,989	2,809,989
Public utilities	133,489	133,346	133,346
Corporate securities	603,746	598,288	598,288
Redeemable preferred stocks	48,578	46,896	46,896
Mortgage and asset-backed securities	608,189	597,390	597,390
	4,274,159	4,188,683	4,188,683
Held for investment
United States Government sponsored agencies	4,635,485	4,522,673	4,635,485
Corporate securities	75,942	75,942	75,942
	4,711,427	4,598,615	4,711,427
Total fixed maturity securities	8,985,586	$8,787,298	8,900,110
Equity securities, available for sale:
Non-redeemable preferred stocks	71,642	$69,962	69,962
Common stocks	16,418	14,884	14,884
Total equity securities	88,060	$84,846	84,846
Mortgage loans on real estate	1,321,637		1,321,637
Derivative instruments	185,391		185,391
Policy loans	362		362
Total investments	$10,581,036		$10,492,346

(1)          On the basis of cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturity securities,  derivative instruments and short-term investments, and unpaid principal balance for mortgage loans.

(2)          Derivative instruments are carried at estimated fair value.

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2005	2004
Assets
Cash and cash equivalents	$61,100	$49,366
Fixed maturity securities, available for sale, at market (amortized cost: 2005—$220,105; 2004—$100,000)	218,374	99,617
Equity securities of subsidiary trusts (not eliminated in consolidation)	6,967	5,220
Receivable from subsidiary (eliminated in consolidation)	406	345
Receivables from related party (eliminated in consolidation)	—	16,468
Federal income tax recoverable	6,008	1,319
Deferred income tax asset	7,943	5,404
Other assets	14,101	12,372
	314,899	190,111
Investment in and advances to subsidiaries	714,129	552,808
Total assets	$1,029,028	$742,919
Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	$264,626	$260,000
Subordinated debentures payable to subsidiary trusts	230,718	173,636
Other liabilities	14,326	3,740
Total liabilities	509,670	437,376
Stockholders’ equity:
Common stock	55,527	38,360
Additional paid-in capital	379,107	215,793
Accumulated other comprehensive loss	(27,306)	(19,269)
Retained earnings	112,030	70,659
Total stockholders’ equity	519,358	305,543
Total liabilities and stockholders’ equity	$1,029,028	$742,919

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Income
(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Net investment income	$8,521	$2,198	$31
Dividends from subsidiary (eliminated in consolidation)	—	—	4,000
Dividends from subsidiary trusts	429	307	214
Investment advisory fees (eliminated in consolidation)	13,131	10,096	5,246
Surplus note interest from subsidiary (eliminated in consolidation)	4,080	4,080	4,080
Interest on notes receivable from related party (eliminated in consolidation)	839	1,597	1,291
Change in fair value of derivatives	(60)	60	—
Total revenues	26,940	18,338	14,862
Expenses:
Interest expense on notes payable	14,100	1,749	1,486
Interest expense on subordinated debentures issued to subsidiary trusts	14,145	9,609	7,661
Change in fair value of embedded derivative	4,626	—	—
Other operating costs and expenses	5,038	4,504	3,013
Total expenses	37,909	15,862	12,160
Income (loss) before income taxes, equity in undistributed income os subsidiaries and minority interests	(10,969)	2,476	2,702
Income tax expense (benefit)	(5,241)	615	(703)
Income (loss) before equity in undistributed income of subsidiaries and minority interests	(5,728)	1,861	3,405
Equity in undistributed income of subsidiaries (eliminated in consolidation)	51,220	27,009	22,398
Income before minority interests in subsidiaries	45,492	28,870	25,803
Minority interest	2,500	(453)	363
Net income	$42,992	$29,323	$25,440

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities
Net income	$42,992	$29,323	$25,440
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for depreciation and amortization	790	247	285
Accrual of discount on equity security	(17)	(33)	—
Equity in undistributed income of subsidiaries	(51,220)	(27,009)	(22,398)
Change in fair value of embedded derivative	4,626	—	—
Minority interest	2,500	(453)	363
Accrual of discount on debenture issued to subsidiary trust	522	522	522
Deferred income tax benefit	(2,066)	912	(241)
Changes in operating assets and liabilities:
Receivable from subsidiary	219	1,075	(940)
Receivable from related party	4,217	11,453	(7,459)
Federal income tax recoverable	(3,174)	(299)	(462)
Other assets	(104)	(28)	(433)
Amounts due to related parties	151	(21)	(73)
Other liabilities	381	1,240	793
Net cash provided by (used in) operating activities	(183)	16,929	(4,603)
Investing activities
Capital contributions to subsidiaries	(89,525)	(152,125)	(125,025)
Acquisition of fixed maturity securities—available for sale	(154,923)	(100,000)	(40,000)
Maturities or repayments of fixed maturity securities—available for sale	29,873	—	—
Purchases of property, plant and equipment	(407)	—	(19)
Net cash used in investing activities	(214,982)	(252,125)	(165,044)

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Cash Flows (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Financing activities
Financing fees incurred and deferred	$(2,018)	$(9,598)	$(610)
Proceeds from notes payable	—	260,000	—
Repayments of notes payable	—	(31,833)	(11,500)
Proceeds from issuance of subordinated debentures	55,000	57,500	12,000
Net proceeds from issuance of common stock	175,539	7,313	171,265
Dividends paid	(1,621)	(767)	(352)
Net cash provided by financing activities	226,900	282,615	170,803
Increase in cash and cash equivalents	11,734	47,419	1,156
Cash and cash equivalents at beginning of year	49,366	1,947	791
Cash and cash equivalents at end of year	$61,100	$49,366	$1,947
Supplemental disclosures of cash flow information
Cash paid during the year for interest:
Notes payable	$13,650	$6,922	$2,629
Subordinated debentures	13,074	8,518	7,139
Non-cash investing and financing activities:
Fixed maturity security contributed to subsidiary	15,000	39,562	—
Subordinated debentures issued to subsidiary trust for common equity securities of the subsidiary trust	1,730	1,770	372

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Note to Condensed Financial Statements
December 31, 2005

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

See note 7 to the consolidated financial statements for a description of the parent company’s notes payable.

Schedule III—Supplementary Insurance Information
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable
	(Dollars in thousands)
As of December 31, 2005:
Life insurance	$977,015	$12,237,988	$—	$126,387
As of December 31, 2004:
Life insurance	$713,021	$9,807,969	$—	$94,410
As of December 31, 2003:
Life insurance	$608,197	$8,315,874	$—	$60,995

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs(1)	Other operating expenses
	(Dollars in thousands)
Year ended December 31, 2005:
Life insurance	$39,264	$554,118	$351,070	$68,109	$77,645
Year ended December 31, 2004:
Life insurance	$37,577	$428,385	$310,618	$67,867	$47,635
Year ended December 31, 2003:
Life insurance	$34,138	$357,295	$326,700	$47,450	$37,446

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule IV—Reinsurance
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E	Column F
			Assumed from		Percent of
		Ceded to other	other		amount
	Gross amount	companies	companies	Net amount	assumed to net
	(Dollars in thousands)
Year ended December 31, 2005:
Life insurance in force, at end of year	$2,722,017	$1,327	$109,289	$2,829,979	3.86%
Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$35,126	$9,440	$—	$25,686	—%
Traditional life and accident and health insurance premiums	12,301	155	1,432	13,578	10.55%
	$47,427	$9,595	$1,432	$39,264	3.65%
Year ended December 31, 2004:
Life insurance in force, at end of year	$2,500,878	$1,258	$125,443	$2,625,063	4.78%
Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$29,929	$7,467	$—	$22,462	—%
Traditional life and accident and health insurance premiums	13,399	52	1,768	15,115	11.70%
	$43,328	$7,519	$1,768	$37,577	4.71%
Year ended December 31, 2003:
Life insurance in force, at end of year	$2,580,812	$1,034	$141,817	$2,721,595	5.21%
Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$26,025	$5,573	$—	$20,452	—%
Traditional life and accident and health insurance premiums	11,941	156	1,901	13,686	13.89%
	$37,966	$5,729	$1,901	$34,138	5.57%

See accompanying Report of Independent Registered Public Accounting Firm.

Item 15. Exhibits and Financial Statement Schedules.

(a)   Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation, including Articles of Amendment**††
3.2	Articles of Amendment to Articles of Incorporation filed on September 23, 2003#
3.3	Amended and Restated Bylaws†
4.4	Amended and Restated Declaration of Trust of American Equity Capital Trust I dated September 7, 1999†
4.5	Indenture dated September 7, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.6	Trust Preferred Securities Guarantee Agreement dated September 7, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.7	Trust Common Securities Guarantee Agreement dated September 7, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.8	Indenture dated October 29, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee)#
4.9	Trust Preferred Securities Guarantee Agreement dated October 29, 1999 between American Equity Investment Life Holding Company and West Des Moines, State Bank, as trustee#
4.10	Trust Common Securities Guarantee Agreement dated October 29, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.11	Indenture dated December 16, 2003, between American Equity Investment Life Holding Company and Wilmington Trust Company, as trustee††††††††
4.12	Guarantee Agreement dated December 16, 2003, between American Equity Investment Life Holding Company and Wilmington Trust Company, as trustee††††††††
4.13	Indenture dated April 29, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee††††††††††
4.14	Guarantee Agreement dated April 29, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee††††††††††
4.15	Indenture dated September 14, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee††††††††††
4.16	Guarantee Agreement dated September 14, 2004, between American Equity Investment Life Holding Company and JP Morgan chase Bank, as trustee††††††††††
4.17	Indenture dated December 22, 2004, between American Equity Investment Life Holding Company and JP M organ Chase Bank, as trustee##
4.18	Guarantee Agreement dated December 22, 2004, between American Equity Investment Life Holding Company and JP M organ Chase Bank, as trustee##
4.19	Indenture dated December 6, 2004 between American Equity Investment Life Holding Company and US Bank, as trustee##

4.20

Registration Rights Agreement dated as of December 6, 2004 by and among American Equity Investment Life Holding Company, Deutsche Bank Securities Inc., Raymond James & Associates, Inc., and Advest, Inc.##

4.21	First Supplemental Indenture dated December 30, 2004 between American Equity Investment Life Holding Company and US Bank, as trustee##
4.22	Registration Rights Agreement dated as of December 30, 2004 between American Equity Investment Life Holding Company and Deutsche Bank Securities Inc.##
4.23	Indenture dated June 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee†††††††††††
4.24	Guarantee Agreement dated June 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee†††††††††††
4.25	Indenture dated August 4, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee††††††††††††
4.26	Guarantee Agreement dated August 4, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee††††††††††††
4.27	Indenture dated December 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee
4.28	Guarantee Agreement dated December 31, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee
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

10.21	Stock Sale/Purchase Agreement dated September 2, 2005 between American Equity Investment Life Holding Company and D.J. Noble††††††††††††
12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of American Equity Investment Life Holding Company††††††††
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                                                         *    Incorporated by reference to American Equity Investment Life Holding Company’s Registration Statement on Form 10 dated April 29,1999

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

                               †††††††    Incorporated by reference to Form 10-Q for the period ended June 30, 2003

                        ††††††††    Incorporated by reference to Form 10-K for the period ended December 31, 2003

                 †††††††††    Incorporated by reference to Form 10-Q for the period ended June 30, 2004

          ††††††††††    Incorporated by reference to Form 10-Q for the period ended September 30, 2004

   †††††††††††    Incorporated by reference to Form 10-Q for the period ended June 30, 2005

††††††††††††   Incorporated by reference to Form 10-Q for the period ended September 30, 2005

                                                                      #    Incorporated by reference to the Registration Statement on Form S-1 dated September 15, 2003, including all pre-effective amendments thereto

                                                            ##    Previously filed with the original Form 10-K for the period ended December 31, 2004