Form 10-Q
period 2006-03-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2006-05-09
CIK 1039828

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☐    No  ☒

APPLICABLE TO CORPORATE ISSUERS:

Shares of common stock outstanding at April 30, 2006: 55,630,173

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2006 - $4,542,043; 2005- $4,274,159)	$4,349,103	$4,188,683
Held for investment, at amortized cost (fair value: 2006 - $4,602,877; 2005 - $4,598,615)	4,946,296	4,711,427
Equity securities, available for sale, at fair value (cost: 2006 - $75,537; 2005 - $88,060)	72,643	84,846
Mortgage loans on real estate	1,419,291	1,321,637
Derivative instruments	248,689	185,391
Policy loans	379	362
Total investments	11,036,401	10,492,346

Cash and cash equivalents	43,274	112,395
Coinsurance deposits - related party	1,934,051	1,959,663
Accrued investment income	78,651	59,584
Deferred policy acquisition costs	1,047,327	977,015
Deferred sales inducements	358,815	315,848
Deferred income tax asset	122,325	92,459
Other assets	34,474	33,484
Total assets	$14,655,318	$14,042,794

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$80,786	$75,807
Annuity and single premium universal life products	12,587,268	12,162,181
Other policy funds and contract claims	127,708	126,387
Other amounts due to related parties	26,480	27,677
Notes payable	308,644	281,043
Subordinated debentures	261,506	230,658
Amounts due under repurchase agreements	614,046	396,697
Other liabilities	159,696	222,986
Total liabilities	14,166,134	13,523,436

Stockholders’ equity:
Common Stock, par value $1 per share, 75,000,000 shares authorized; issued and outstanding: 2006 - 55,608,655 shares; 2005 - 55,527,180 shares	55,609	55,527
Additional paid-in capital	379,778	379,107
Accumulated other comprehensive loss	(62,206)	(27,306)
Retained earnings	116,003	112,030
Total stockholders’ equity	489,184	519,358
Total liabilities and stockholders’ equity	$14,655,318	$14,042,794

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Revenues:
Traditional life and accident and health insurance premiums	$3,524	$3,756
Annuity and single premium universal life product charges	7,600	6,262
Net investment income	162,385	124,834
Realized gains (losses) on investments	(42)	232
Change in fair value of derivatives	49,328	(35,990)
Total revenues	222,795	99,094

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	2,398	2,571
Interest credited to account balances	92,546	62,543
Change in fair value of embedded derivatives	62,764	(18,591)
Interest expense on notes payable	7,286	4,139
Interest expense on subordinated debentures	4,918	3,046
Interest expense on amounts due under repurchase agreements	5,799	1,428
Amortization of deferred policy acquisition costs	30,755	16,666
Other operating costs and expenses	10,180	8,145
Total benefits and expenses	216,646	79,947
Income before income taxes	6,149	19,147
Income tax expense	2,176	6,619
Net income	$3,973	$12,528

Earnings per common share	$0.07	$0.33
Earnings per common share - assuming dilution	$0.07	$0.29

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2005	$38,360	$215,793	$(19,269)	$70,659	$305,543
Comprehensive income:
Net income for period	—	—	—	12,528	12,528
Change in net unrealized investment gains/losses	—	—	(900)	—	(900)
Total comprehensive income					11,628
Conversion of $120 of subordinated debentures	15	98	—	—	113
Balance at March 31, 2005	$38,375	$215,891	$(20,169)	$83,187	$317,284

Balance at January 1, 2006	$55,527	$379,107	$(27,306)	$112,030	$519,358
Comprehensive loss:
Net income for period	—	—	—	3,973	3,973
Change in net unrealized investment gains/losses	—	—	(34,900)	—	(34,900)
Total comprehensive loss					(30,927)
Stock-based compensation, including the issuance of 55,550 common shares under compensation plans, including related income tax benefit	56	487	—	—	543
Conversion of $210 of subordinated debentures	26	184	—	—	210
Balance at March 31, 2006	$55,609	$379,778	$(62,206)	$116,003	$489,184

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Operating activities
Net income	$3,973	$12,528
Adjustments to reconcile net income to net cash used in operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	92,546	62,543
Annuity and single premium universal life product charges	(7,600)	(6,262)
Change in fair value of embedded derivatives	62,764	(18,591)
Increase in traditional life and accident and health insurance reserves	2,824	2,196
Policy acquisition costs deferred	(61,631)	(78,635)
Amortization of discount on contingent convertible notes	3,351	—
Amortization of deferred policy acquisition costs	30,755	16,666
Provision for depreciation and other amortization	537	449
Amortization of discount and premiums on fixed maturity securities	(58,955)	(48,159)
Realized losses (gains) on investments	42	(232)
Change in fair value of derivatives	(49,328)	35,990
Deferred income taxes	(11,074)	(7,965)
Changes in other operating assets and liabilities:
Accrued investment income	(19,067)	(9,735)
Federal income taxes recoverable/payable	12,186	5,834
Other policy funds and contract claims	1,321	7,068
Other amounts due to related parties	(7,152)	5,300
Other liabilities	(21,993)	19,699
Other	(2,258)	(258)
Net cash used in operating activities	(28,759)	(1,564)

Investing Activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	52,528	118,249
Fixed maturity securities - held for investment	—	723,072
Equity securities, available for sale	17,878	7,166
Mortgage loans on real estate	32,156	22,870
Derivative instruments	37,735	13,276
	140,297	884,633
Acquisition of investments:
Fixed maturity securities - available for sale	(372,391)	(430,822)
Fixed maturity securities - held for investment	(176,169)	(786,971)
Equity securities, available for sale	(3,980)	(5,025)
Mortgage loans on real estate	(129,810)	(133,623)
Derivative instruments	(45,528)	(32,096)
Policy loans	(17)	(3)
	(727,895)	(1,388,540)
Purchases of property, furniture and equipment	(41)	(291)
Net cash used in investing activities	(587,639)	(504,198)

	Three Months Ended March 31,
	2006	2005

Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$564,667	$676,286
Coinsurance deposits-related parties	42,413	38,185
Return of annuity and single premium universal life policyholder account balances	(305,606)	(252,321)
Financing fees incurred and deferred	(1,036)	(156)
Repayments of notes payable	(1,024)	(966)
Increase in amounts due under repurchase agreements	217,349	8,996
Proceeds from issuance of subordinated debentures	30,000	—
Tax benefits realized from exercise of stock options	137	—
Net proceeds from issuance of common stock	377	—
Net cash provided by financing activities	547,277	470,024
Decrease in cash and cash equivalents	(69,121)	(35,738)

Cash and cash equivalents at beginning of period	112,395	66,542
Cash and cash equivalents at end of period	$43,274	$30,804

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest expense	$10,652	$5,126
Income taxes	3,667	8,750

Non-cash financing and investing activities:
Premium and interest bonuses deferred as sales inducements	37,890	33,787
Conversion of subordinated debentures	210	113
Subordinated debentures issued to subsidiary trusts for common equity securities of the subsidiary trust	928	—

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

1. Organization and Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by GAAP for complete financial statements.  The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements.  Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.  All significant intercompany accounts and transactions have been eliminated.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Reclassifications

Certain amounts in the unaudited consolidated financial statements for the period ended March 31, 2005 have been reclassified to conform to the financial statement presentation for the period ended March 31, 2006.

Stock-Based Compensation

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment” (“SFAS 123R”) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of such value as compensation expense over the service period, net of estimated forfeitures.  The fair value of the Company’s stock options are determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously used for stock options in the footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure”.  There was no cumulative effect upon the adoption of SFAS 123R.  The effect on consolidated net income and cash flows from operations and financing activities was immaterial.

Prior to January 1, 2006, the Company elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations in accounting for its stock-based awards.  Under APB 25, because the exercise price of the Company’s employee stock options equaled the fair value of the underlying stock on the date of grant, no compensation expense was recognized.

The Company’s 1996 Stock Option Plan authorized grants of options to officers, directors and employees for up to 1,200,000 shares of the Company’s common stock.  In 2000, the Company adopted the 2000 Employee Stock Option Plan which authorizes grants of options to officers and employees for up to 1,800,000 shares of the Company’s common stock and the Company adopted the 2000 Directors Stock Option Plan which authorizes grants of options to directors for up to 225,000 shares.  All options granted under the 1996 and 2000 plans have 10 year terms and a six month vesting period after which they become fully exercisable immediately.

Changes in the number of stock options outstanding during the three months ended March 31, 2006 are as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Total Exercise Amount
	(Dollars in thousands, except share and per share data)
Outstanding at January 1, 2006	3,458,912	$6.82	$23,580
Granted	7,500	14.34	108
Exercised	(55,550)	6.79	(377)
Outstanding at March 31, 2006	3,410,862	6.83	23,311

The following table summarizes information about stock options outstanding at March 31, 2006:

			Stock Options Outstanding			Stock Options Vested
Range of Exercise Prices			Number of Awards	Remaining Life (yrs)	Weighted Avg Exercise Price Per Share	Number of Awards	Remaining Life (yrs)	Weighted Avg Exercise Price Per Share

$ 3.33	-	$ 5.33	1,466,950	1.12	$3.62	1,466,950	1.12	$3.62
$ 7.33	-	$ 9.16	885,970	3.99	7.93	885,970	3.99	7.93
$ 9.49	-	$11.35	1,026,442	6.79	10.30	1,017,442	6.76	10.29
$11.88	-	$14.34	31,500	9.38	13.00	17,000	8.96	12.38
$ 3.33	-	$14.34	3,410,862	3.65	6.83	3,387,362	3.61	6.79

The aggregate intrinsic value of stock options outstanding at March 31, 2006 was $25.6 million, of which $25.5 million relates to vested awards.  For the three months ended March 31, 2006, the total intrinsic value of options exercised was $0.4 million.  Intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of the reporting date.  Cash received from stock options exercised for the three months ended March 31, 2006 was $0.4 million.  The tax benefit realized for the tax deduction from the exercise of stock options was $0.1 million for the three months ended March 31, 2006.  There were no exercises of stock options during the three months ended March 31, 2005.

The fair value for each stock option granted during the three months ended March 31, 2006 and 2005 was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions:

	2006	2005
Average risk-free interest rate	4.82%	3.85%
Dividend yield	0%	0%
Average expected life	10 years	10 years
Volatility	26.8%	17.8%

Stock-based compensation during the three months ended March 31, 2005 was determined under APB 25.  The following table provides supplemental information for the three months ended March 31, 2005 as if stock-based compensation had been computed under SFAS 123R (dollars in thousands, except per share data):

Net income, as reported – numerator for earnings per common share	$12,528
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(430)
Net income, pro forma – numerator for earnings per common share, pro forma	12,098
Interest related to convertible subordinated debentures (net of income tax benefit)	301
Numerator for earnings per common share - assuming dilution, pro forma	$12,399

Earnings per common share, as reported	$0.33
Earnings per common share, pro forma	$0.32
Earnings per common share – assuming dilution, as reported	$0.29
Earnings per common share – assuming dilution, pro forma	$0.28

The Company has entered into deferred compensation arrangements with certain officers, directors, and consultants, whereby these individuals agreed to take common stock of the Company at a future date in lieu of cash payments at the time of service.  The common stock is to be issued in conjunction with a “trigger event”, as that term is defined in the individual agreements.  At March 31, 2006 and December 31, 2005, these individuals have earned, and the Company has reserved for future issuance, 405,397 and 399,647 shares of common stock, respectively, pursuant to these arrangements.  The Company has accrued liabilities of $2.3 million and $2.2 million at March 31, 2006 and December 31, 2005, respectively, representing the fair value associated with the shares when earned.

During 1997, the Company established the American Equity Investment NMO Deferred Compensation Plan (“NMO Deferred Compensation Plan”) whereby agents can earn common stock in addition to their normal commissions.  Awards are calculated using formulas determined annually by the Company’s Board of Directors and are generally based upon new annuity deposits.  The number of undistributed vested shares under this plan at March 31, 2006 and December 31, 2005 was 2,486,489 and 2,049,392 shares, respectively.  The number of unvested shares under this plan at March 31, 2006 and December 31, 2005 was 578,080 and 1,015,178 shares, respectively.  These shares will be distributed at the end of the vesting and deferral period of 9 years.  A portion of the awards may be subject to forfeiture if certain production levels are not met over the remaining vesting period.  The Company recognizes commission expense as the awards vest based upon the fair value of the Company’s stock.  For each of the three months ended March 31, 2006 and 2005, the Company recorded commission expense (capitalized as deferred policy acquisition costs) of $2.3 million under these plans.  The Company records a liability for the unfunded vested shares equal to the fair market value of its stock.  The liability at March 31, 2006 and December 31, 2005 was $12.4 million and $11.9 million, respectively.

The Company has a Rabbi Trust, the NMO Deferred Compensation Trust (the “Trust”) and has contributed shares of its common stock to the Trust to fund the vested shares liability established under the NMO Deferred Compensation Plan.  In accordance with FASB’s Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested”, the stock held in the Trust is included as part of common stock issued and outstanding.  The common shares held in the Rabbi Trust and the related Trust obligation funded by such shares are included in common stock and additional paid-in capital as a respective deduction and addition, with no impact on the reported amount of total stockholders’ equity, as the Plan does not permit diversification and must be settled by the delivery of a fixed number of shares of the Company’s stock.  The number of shares held by the trust at March 31, 2006 and December 31, 2005 was 1,725,083 and 1,591,083, respectively.  The Company contributed $1.9 million to the Trust, and the Trust purchased 134,000 shares during the three months ended March 31, 2006.

The Company has a Stock Option and Warrant Agreement with Mr. Noble (owner of 6% of its outstanding common stock at March 31, 2006) which allows the purchase of 1,200,000 shares of the Company’s common stock.  Included in the amount were warrants to purchase 240,000 shares of common stock at $3.33 per shares that were exercised in 2000 and options expiring in 2007 to purchase 600,000 shares of common stock at $3.33 per share and 360,000 shares of common stock at $7.33 per share.

New Accounting Pronouncements

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants  issued Statement of Position 05-1 (“SOP 05-1”), “Accounting by Insurance Enterprises for Deferred Acquisition Costs in

Connection with Modifications or Exchanges of Insurance Contracts”.  SOP 05-1 provides guidance on accounting by insurance enterprises for deferred policy acquisition costs and deferred sales inducements on internal replacements of insurance contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale on Investments”.  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract.  SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 31, 2006.  Retrospective application of SOP 05-1 to previously issued financial statements is not permitted.  The Company is continuing to evaluate SOP 05-1 but does not believe that it will have a material impact on the consolidated financial statements.

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”).  SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140.  SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006.  The Company is evaluating SFAS No. 155 but does not expect that it will have a material impact on the consolidated financial statements.

2.  Subordinated Debentures

On February 15, 2006, American Equity Capital Trust XII (“Trust XII”) issued $30.0 million of floating rate (three month London Interbank Offered Rate plus 3.50%) trust preferred securities.  In connection with the issuance of these trust preferred securities and the related purchase by the Company of all of the Trust’s common securities, the Company issued $30.9 million in principal amount of its floating rate subordinated debentures due February 15, 2036 to Trust XII.  The sole assets of Trust XII are the subordinated debentures and any interest accrued thereon.  The interest payment dates on the subordinated debentures correspond to the distribution dates on the trust preferred securities issued by Trust XII.  The trust preferred securities mature simultaneously with the subordinated debentures.  The Company’s obligations under the subordinated debentures and related agreements provide a full and unconditional guarantee of payments due under the trust preferred securities.  Although the Company owns all of the common securities of Trust XII, in accordance with FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, the Company does not consolidate Trust XII.  This accounting treatment is more fully described in notes 1 and 9 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

3. Contingencies

Assessments are, from time to time, levied on the Company by life and health guaranty associations in most states in which the Company is licensed to cover losses to policyholders of insolvent or rehabilitated companies.  The Company has a liability established for future assessments.  The Company believes the liability for guaranty fund assessments is sufficient to provide for future assessments based upon known insolvencies.

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

In addition, the Company is from time to time subject to other legal proceedings and claims in the ordinary course of business, none of which management believes is likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  There can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

4. Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except per share data)
Numerator:
Net income - numerator for earnings per common share	$3,973	$12,528
Interest on convertible subordinated debentures (net of income tax benefit)	270	301
Numerator for earnings per common share - assuming dilution	$4,243	$12,829

Denominator:
Denominator for earnings per common share	55,553,981	38,372,359

Effect of dilutive securities:
Convertible subordinated debentures	2,847,485	2,860,778
Stock options and management subscription rights	1,115,520	1,596,597
Deferred compensation agreements	1,282,196	835,268
Denominator for earnings per common share - assuming dilution	60,799,182	43,665,002

Earnings per common share	$0.07	$0.33
Earnings per common share - assuming dilution	$0.07	$0.29

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF OPERATIONS

Management’s discussion and analysis reviews our unaudited consolidated financial position at March 31, 2006, and the unaudited consolidated results of operations for the three month periods ended March 31, 2006 and 2005, and where appropriate, factors that may affect future financial performance.  This analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2005.

All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission, press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things:

•                  general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated therewith, the fair value of our investments and the lapse rate and profitability of policies

•                  customer response to new products and marketing initiatives

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

Annuity deposits by product type collected during the three months ended March 31, 2006 and 2005, were as follows:

	Three Months Ended March 31,
Product Type	2006	2005
	(Dollars in thousands)

Index annuities:
Index strategies	$362,438	$418,677
Fixed strategy	177,306	201,585
	539,744	620,262

Fixed rate annuities:
Single-year rate guaranteed	23,568	52,116
Multi-year rate guaranteed	1,355	3,908
	24,923	56,024
Total before coinsurance ceded	564,667	676,286
Coinsurance ceded	950	1,792
Net after coinsurance ceded	$563,717	$674,494

Net annuity deposits after coinsurance ceded decreased 16% during the first quarter of 2006 compared to the same period in 2005.  We attribute this decrease to the current interest rate environment which made fixed income alternatives such as certificates of deposit more attractive.

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

Our investment spread is summarized as follows:

	Three Months Ended March 31,
	2006	2005
Average yield on investment assets	6.13%	6.22%
Cost of money:
Aggregate	3.42%	3.70%
Average net cost of money for index annuities	3.13%	3.32%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.28%	3.34%
Multi-year rate guaranteed	5.49%	5.49%
Investment spread:
Aggregate	2.71%	2.52%
Index annuities	3.00%	2.90%
Fixed rate annuities:
Annually adjustable	2.85%	2.88%
Multi-year rate guaranteed	0.64%	0.73%

The cost of money, average crediting rates and investment spreads are computed without the impact of amortization of deferred sales inducements.  With respect to our index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate options, expenses we incur to fund the annual index credits and minimum guaranteed interest credited on the index business.  Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances.  See Critical Accounting Policies - Derivatives Instruments - Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Our profitability depends in large part upon the amount of assets under our management, investment spreads we earn on our policyholder account balances, our ability to manage our investment portfolio to maximize returns and minimize risks such as interest rate changes, defaults or impairment of assets, our ability to manage costs of the options purchased to fund the annual index credits on our index annuities, our ability to manage the costs of acquiring new business (principally commissions to agents and first year bonuses credited to policyholders) and our ability to manage our operating expenses.

Results of Operations

Three Months Ended March 31, 2006 and 2005

Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) increased 21% to $7.6 million for the first quarter of 2006, compared to $6.3 million for the same period in 2005.  The increase in surrender charges collected during the first quarter of 2006 compared to the same period in 2005 was principally due to a higher amount of surrenders subject to surrender charges in 2006.  Withdrawals from annuity and single premium universal life policies subject to surrender charges were $50.9 million and $43.2 million for the three months ended March 31, 2006 and 2005, respectively.

Net investment income increased 30% to $162.4 million in the first quarter of 2006, compared to $124.8 million for the same period in 2005.  This increase is principally attributable to the growth in our annuity business and a corresponding increase in our invested assets, offset by a decrease in the average yield earned on investments.  Invested assets (on an amortized cost basis) increased 31% to $11.0 billion at March 31, 2006 compared to $8.4 billion at March 31, 2005, while the  average yield earned on average invested assets was 6.13% and 6.22% for the three months ended March 31, 2006 and 2005, respectively.  The decline in the yield earned on average invested assets is attributable to a general decline in interest rates and the reinvestment of net redemption proceeds from called securities at lower yields.  See Quantitative and Qualitative Disclosures About Market Risk.

Realized gains (losses) on investments fluctuate from period to period due to changes in the interest rate and economic environment and the timing of the sale of investments.  Realized gains and losses on investments include gains and losses on the sale of securities as well as losses recognized when the fair value of a security is written down in recognition of an “other than temporary” impairment.  The components of realized gains (losses) on investments for the three months ended March 31, 2006 and 2005 are set forth as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$2,022	$261
Gross realized losses	(2,507)	(62)
	(485)	199
Equity securities	443	33
	$(42)	$232

Change in fair value of derivatives (call options purchased to fund annual index credits on index annuities) was an increase of $49.3 million in the first quarter of 2006, compared to a decrease of $36.0 million for the same period in 2005.  The difference between the change in fair value of derivatives between the periods is primarily due to the performance of the indices upon which our options are based.  A substantial portion of our options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices.  The range of index appreciation for options expiring during the three months ended March 31, 2006 and 2005 is as follows:

Three Months Ended March 31,
	2006	2005
S&P 500 Index
Point-to-point strategy	5.06% - 10.83%	1.71%-7.62%
Monthly average strategy	1.08% - 4.87%	0.00%-4.82%
Monthly point-to-point strategy	3.21% - 8.68%	N/A
Lehman Brothers U.S. Aggregate and U.S. Treasury indices	1.09% - 3.80%	1.19%-4.39%

Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the index annuity policies (participation rates and caps) which allow us to manage the cost of the options purchased to fund the annual index credits.

The change in fair value of derivatives is also influenced by the aggregate cost of options purchased.  The aggregate cost of options has increased primarily due to an increased amount of index annuities in force.  The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices, market volatility which affects option pricing and the policy terms and historical experience which affects the strikes and caps of the options we purchase.  See Critical Accounting Policies - Derivatives Instruments - Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Interest credited to account balances increased 48% to $92.5 million in the first quarter of 2006, compared to $62.5 million for the same period in 2005.  The components of interest credited to account balances are summarized as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)

Index credits on index policies	$31,162	$9,440
Interest credited on fixed rate annuities and amounts allocated to fixed rate option and minimum guaranteed interest for index annuities	52,446	50,246
Amortization of deferred sales inducements	8,938	2,857
	$92,546	$62,543

The changes in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options.  The increase in interest credited on fixed rate annuities and amounts allocated to the fixed rate option and minimum guaranteed interest for index annuities was due to the growth in the annuity liabilities outstanding, partially offset by decreases in interest crediting rates on many of our products which we implemented in connection with our spread management process (see table above for average crediting rates for fixed rate annuities).  The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 31% during the three months ended March 31, 2006 to $10.4 billion from $7.9 billion during the same period in 2005.

The increase in amortization of deferred sales inducements during the three months ended March 31, 2006 was principally attributable to growth in account balances attributable to premium and interest bonus products.  Bonus products represented 73% and 70% of our total annuity deposits during the three months ended March 31, 2006 and 2005, respectively. The comparison between periods is also affected by amortization associated with the application of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to our index annuity business.  The application of SFAS No. 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the purchased options because the purchased options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceed 10 years.  The gross profit adjustments resulting from the application of SFAS No. 133 to our index annuity business increased amortization by $3.1 million for the first quarter of 2006 and reduced amortization by $0.4 million for the same period in 2005.  See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Change in fair value of embedded derivatives was an increase of $62.8 million in the first quarter of 2006 compared to a decrease of $18.6 million for the first quarter of 2005.  The 2006 amount includes $25.3 million for the change in fair value of the conversion option embedded within our contingent convertible senior notes.  This option is required to be marked to market in accordance with SFAS No. 133.  See note 7 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.  The portion of the change recognized during the first quarter of 2006 related to the embedded derivatives within our index annuities was a $37.5 million increase compared to a $18.6 million decrease for the first quarter of 2005.  This change primarily resulted from an increase in expected index credits on the next policy anniversary dates, which are related to the change in the fair value of the options acquired to fund these index credits discussed above in “change in fair value of derivatives”.  In addition, the host value of the index reserve liabilities increased primarily as a result of increases in index annuity premium deposits.  See Critical Accounting Policies - Derivative Instruments - Index Products included in Management’s Discussion and Analysis included  in our Annual Report on Form 10-K for the year ended December 31, 2005.

Interest expense on notes payable increased to $7.3 million in the first quarter of 2006 compared to $4.1 million for the same period in 2005.  This increase was primarily due to $3.4 million of amortization of the discount created in the fourth quarter of 2005 when the conversion option embedded in our contingent convertible senior notes was bifurcated from the host instrument.  See note 7 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Interest expense on subordinated debentures increased 61% to $4.9 million in the first quarter of 2006 compared to $3.0 million for the same period in 2005.  This increase was primarily due to the issuance of additional subordinated debentures of $30.9 million during 2006 and $56.7 million in 2005 and increases in weighted average interest rates, which were 7.99% and 7.02% for the first quarter of 2006 and 2005, respectively.  The amount of subordinated debentures outstanding at March 31, 2006 was $261.6 million compared to $173.6 million at March 31, 2005.

Interest expense on amounts due under repurchase agreements increased to $5.8 million in the first quarter of 2006 compared to $1.4 million for the same period in 2005.  This increase is principally due to increases in the borrowings outstanding which averaged $508.9 million and $211.6 million for the first quarter of 2006 and 2005, respectively and changes in the weighted average interest rates on amounts borrowed which were 4.62% and 2.74%, respectively.

Amortization of deferred policy acquisition costs increased 85% to $30.8 million in the first quarter of 2006, compared to $16.7 million for the same period in 2005.  This increase is primarily due to additional annuity deposits as discussed above.  The comparison between periods is also affected by amortization associated with the application of SFAS No. 133 to our index annuity business as discussed above.  The gross profit adjustments resulting from the application of SFAS No. 133 to our index annuity business increased amortization by $7.9 million in the first quarter of 2006 and reduced amortization by $1.8 million for the same period in 2005.

Other operating costs and expenses increased 25% to $10.2 million in the first quarter of 2006, compared to $8.1 million for the same period in 2005.  This increase was principally attributable to an increase of $1.1 million in salaries and related costs of employment due to growth in our annuity business and $0.7 million in risk charges related to our reinsurance agreements with Hannover Life Reassurance Company of America (“Hannover”).  See note 5 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 for more information on our reinsurance agreements with Hannover.

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

Investments increased to $11.0 billion at March 31, 2006 compared to $10.5 billion at December 31, 2005 as a result of the growth in our annuity business discussed above.  At March 31, 2006, the fair value of our available for sale fixed maturity and equity securities was $195.8 million less than the amortized cost of those investments, compared to $88.7 million at December 31, 2005.  At March 31, 2006, the amortized cost of our fixed maturity securities held for investment exceeded the fair value by $343.4 million, compared to $112.8 million at December 31, 2005.  The increase in the net unrealized investment losses at March 31, 2006 compared to December 31, 2005 is principally related to an increase in invested assets and an increase in market interest rates.

The composition of our investment portfolio is summarized as follows (dollars in thousands):

	March 31, 2006		December 31, 2005
	Carrying Amount	Percent	Carrying Amount	Percent

Fixed maturity securities:
United States Government full faith and credit	$2,685	—	$2,774	—
United States Government sponsored agencies	7,772,838	70.4%	7,445,474	71.0%
Public utilities	137,720	1.2%	133,346	1.3%
Corporate securities	756,908	6.9%	674,230	6.4%
Redeemable preferred stocks	55,385	0.5%	46,896	0.4%
Mortgage and asset-backed securities:
Government	192,587	1.7%	220,379	2.1%
Non-government	377,276	3.4%	377,011	3.6%
Total fixed maturity securities	9,295,399	84.1%	8,900,110	84.8%
Equity securities	72,643	0.7%	84,846	0.8%
Mortgage loans on real estate	1,419,291	12.9%	1,321,637	12.6%
Derivative instruments	248,689	2.3%	185,391	1.8%
Policy loans	379	—	362	—
	$11,036,401	100.0%	$10,492,346	100.0%

At March 31, 2006 and December 31, 2005, the amortized cost and estimated fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
March 31, 2006
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	3	$1,703	$(60)	$1,643
United States Government sponsored agencies	76	3,047,475	(144,966)	2,902,509
Public utilities	23	128,900	(3,745)	125,155
Corporate securities	84	552,443	(25,340)	527,103
Redeemable preferred stocks	12	40,683	(2,074)	38,609
Mortgage and asset-backed securities:
United States Government and agencies	10	173,457	(3,747)	169,710
Non-government	29	381,421	(18,763)	362,658
	237	$4,326,082	$(198,695)	$4,127,387

Held for investment:
United States Government sponsored agencies	89	$4,870,329	$(343,420)	$4,526,909
	89	$4,870,329	$(343,420)	$4,526,909

Equity securities, available for sale:
Non-redeemable preferred stocks	13	$50,141	$(1,902)	$48,239
Common stocks	5	7,696	(1,144)	6,552
	18	$57,837	$(3,046)	$54,791
December 31, 2005
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	2	$902	$(24)	$878
United States Government sponsored agencies	70	2,822,317	(67,471)	2,754,846
Public utilities	15	84,690	(1,306)	83,384
Corporate securities	54	374,502	(12,596)	361,906
Redeemable preferred stocks	10	35,013	(2,076)	32,937
Mortgage and asset-backed securities:
United States Government and agencies	7	47,053	(160)	46,893
Non-government	25	280,226	(12,933)	267,293
	183	$3,644,703	$(96,566)	$3,548,137

Held for investment:
United States Government sponsored agencies	81	$4,541,914	$(113,290)	$4,428,624
	81	$4,541,914	$(113,290)	$4,428,624

Equity securities, available for sale:
Non-redeemable preferred stocks	12	$44,665	$(2,075)	$42,590
Common stocks	5	8,816	(1,534)	7,282
	17	$53,481	$(3,609)	$49,872

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2006 and December 31, 2005 by contractual maturity, that were in an unrealized loss position are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of our mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
March 31, 2006
Due after one year through five years	$44,973	$43,676	$—	$—
Due after five years through ten years	464,733	439,449	—	—
Due after ten years through twenty years	2,072,494	1,986,674	347,808	335,159
Due after twenty years	1,189,004	1,125,220	4,522,521	4,191,750
	3,771,204	3,595,019	4,870,329	4,526,909
Mortgage-backed and asset-backed securities	554,878	532,368	—	—
	$4,326,082	$4,127,387	$4,870,329	$4,526,909

December 31, 2005
Due after one year through five years	$31,264	$29,906	$—	$—
Due after five years through ten years	367,098	351,739	—	—
Due after ten years through twenty years	1,821,658	1,783,303	347,612	343,806
Due after twenty years	1,097,404	1,069,003	4,194,302	4,084,818
	3,317,424	3,233,951	4,541,914	4,428,624
Mortgage-backed and asset-backed securities	327,279	314,186	—	—
	$3,644,703	$3,548,137	$4,541,914	$4,428,624

The table below presents our fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations (dollars in thousands).

		March 31, 2006		December 31, 2005
NAIC Designation	Rating Agency Equivalent	Carrying Amount	Percent	Carrying Amount	Percent

1	Aaa/Aa/A	$8,710,802	93.7%	$8,368,330	94.0%
2	Baa	473,636	5.1%	416,614	4.7%
3	Ba	95,765	0.9%	93,335	1.0%
4	B	3,368	0.1%	3,396	0.1%
5	Caa and lower	7,110	0.1%	11,719	0.1%
6	In or near default	4,718	0.1%	6,716	0.1%

		$9,295,399	100.0%	$8,900,110	100.0%

At March 31, 2006 and December 31, 2005 the fair value of investments we owned that were non-investment grade or not rated was $111.0 million and $115.2 million, respectively.  Non-investment grade or not rated securities represented 1.2% at March 31, 2006 and 0.9% at December 31, 2005, of the fair value of our fixed maturity securities.  The unrealized losses on investments we owned that were non-investment grade or not rated at March 31, 2006 and December 31, 2005, were $6.0 million and $5.8 million, respectively.  The unrealized losses on such securities at March 31, 2006 and December 31, 2005 represented .01% and 2.8%, respectively, of gross unrealized losses on fixed maturity securities.

At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to book value and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment.  We include these securities on a  list which is referred to as our watch list.  We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary.  At March 31, 2006, the amortized cost and estimated fair value of fixed maturity securities on the watch list are as follows (dollars in thousands):

Issuer	Amortized Cost	Unrealized Losses	Estimated Fair Value	Maturity Date	Months Below Amortized Cost

Ford Motor Co.	$5,003	$(1,303)	$3,700	07/16/2031	7

Our analysis of Ford Motor Co. and its credit performance at March 31, 2006 is as follows:

Ford’s senior unsecured credit rating was lowered on August 24, 2005 due to intensified competition, high labor costs and consistently slipping market share in North America.  We determined that an other than temporary impairment charge on these securities was not necessary as Ford has strong liquidity allowing for time to correct market share losses and improve its cost structure.

The security on the watch list is current in respect to payments of principal and interest.  We have concluded that we have the intent and the ability to hold this security for a period of time sufficient to allow for a recovery in fair value and that there was no other than temporary impairment on this investment at March 31, 2006.

During the first quarter of 2006, we made the determination that an other than temporary impairment had occurred on two of our asset-backed securities backed by leases on airplanes.  The other than temporary impairment on these securities resulted from continuing problems in the airline industry and deterioration in the underlying collateral which resulted in changes in the amount of expected principal and interest payments.  Concurrent with the determination that these securities were other than temporarily impaired, we decided to sell these securities.  The write down/realized loss on these securities was $2.5 million for the three months ended March 31, 2006.  We had previously written down these securities by $1.9 million during 2001, $3.0 million during 2002, $2.9 million during 2003 and $2.7 million during 2005 due to deterioration in the underlying collateral.

There were no writedowns on any investments during the three months ended March 31, 2005 due to other than temporary impairments.

At March 31, 2006 and December 31, 2005, we held $1.4 billion and $1.3 billion, respectively, of mortgage loans with commitments outstanding of $77.5 million at March 31, 2006.  The portfolio consists of commercial mortgage loans diversified as to property type, location and loan size.  The loans are collateralized by the related properties.  Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type.  As of March 31, 2006, there were no delinquencies or defaults in our mortgage loan portfolio.  The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows (dollars in thousands):

	March 31, 2006		December 31, 2005
	Carrying Amount	Percent	Carrying Amount	Percent

Geographic distribution
East	$307,871	21.7%	$283,085	21.4%
Middle Atlantic	99,489	7.0%	93,579	7.1%
Mountain	220,261	15.5%	198,476	15.0%
New England	44,231	3.1%	47,839	3.6%
Pacific	123,230	8.7%	117,977	8.9%
South Atlantic	230,890	16.3%	213,423	16.1%
West North Central	268,241	18.9%	258,181	19.6%
West South Central	125,078	8.8%	109,077	8.3%
	$1,419,291	100.0%	$1,321,637	100.0%

	March 31, 2006		December 31, 2005
	Carrying Amount	Percent	Carrying Amount	Percent

Property type distribution
Office	$427,358	30.2%	$384,606	29.1%
Medical Office	80,169	5.6%	75,716	5.7%
Retail	299,034	21.1%	285,715	21.6%
Industrial/Warehouse	358,281	25.2%	346,461	26.2%
Hotel	61,373	4.3%	52,274	4.0%
Apartment	81,077	5.7%	68,795	5.2%
Mixed use/other	111,999	7.9%	108,070	8.2%
	$1,419,291	100.0%	$1,321,637	100.0%

Liquidity

On February 15, 2006, American Equity Capital Trust XII (“Trust XII”) issued $30.0 million of floating rate (three month London Interbank Offered Rate plus 3.50%) trust preferred securities.  In connection with the issuance of these trust preferred securities and the related purchase by us of all of the Trust’s common securities, we issued $30.9 million in principal amount of our floating rate subordinated debentures due February 15, 2036 to Trust XII.  The sole assets of Trust XII are the subordinated debentures and any interest accrued thereon.  The terms of the preferred securities issued by Trust XII parallel the terms of the subordinated debentures.  Our obligations under the subordinated debentures and related agreements provide a full and unconditional guarantee of payments due under the trust preferred securities.  In accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, we do not consolidate our subsidiary trusts and record our subordinated debt obligations to the trusts and our equity investments in the trusts.  See notes 1 and 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The statutory capital and surplus of our life insurance subsidiaries at March 31, 2006 was $735.8 million.  American Equity Life made surplus note interest payments to us of $1.0 million during the three months ended March 31, 2006.  For the remainder of 2006, up to $68.7 million can be distributed by American Equity Life as dividends without prior regulatory approval.  Dividends  may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities.  American Equity Life had approximately $111.5 million of statutory earned surplus at March 31, 2006.

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

Interest rate risk is our primary market risk exposure.  Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the amount of interest we pay on our subordinated debentures, and the fair value of our investments.  Our floating rate trust preferred securities issued by Trust III, IV, VII, VIII, IX, X, XI (beginning on December 31, 2010) and XII bear interest at the three month LIBOR plus 3.50% - 4.00%.  Our outstanding balance of floating rate trust preferred securities was $134.5 million at March 31, 2006.  The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities.  We have the ability to adjust crediting rates (participation or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values).  In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned.  However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

If interest rates were to increase 10% (49 basis points) from levels at March 31, 2006, we estimate that the fair value of our fixed maturity securities would decrease by approximately $396.2 million.  The impact on stockholders’ equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be an increase of $50.0 million in the accumulated other comprehensive loss.  The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change.  Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.  Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.  However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means as discussed earlier.  See Financial Condition - Liquidity for Insurance Operations included in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2005.

At March 31, 2006, 86% of our fixed income securities have call features and 15% were subject to call redemption.  Another 65% will become subject to call redemption through December 31, 2006.  There were no bonds called during the first quarter of 2006.  During the first quarter of 2005, we received $0.8 billion in net redemption proceeds related to the exercise of such call options.  We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds.  Such reinvestment risk typically occurs in a declining rate environment.  Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates on most of our annuity liabilities to maintain the spread at our targeted level.  At March 31, 2006 approximately 92% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates of 2% to 4%.

With respect to our index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities.  These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies.  Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products.  For the three months ended March 31, 2006 and 2005, the annual index credits to policyholders on their anniversaries was $31.2 million and $9.4 million, respectively.  Proceeds received at expiration of these options related to such credits were $33.3 million and $8.7 million, respectively.  The difference between proceeds received at expiration of these options and index credits for the three months ended March 31, 2005 is primarily due to credits attributable to minimum guaranteed interest self funded by us.  Within our hedging process we purchase options out of the money to the extent of anticipated minimum guaranteed interest on index policies.  On the anniversary dates of the index policies, we purchase new one-year call options to fund the next annual index credits.  The risk associated with these prospective purchases is the uncertainty of the cost, which will determine whether we are able to earn our spread on our index business.  This is a risk we attempt to manage through the terms of our index annuities, which permit us to change annual participation rates, asset fees, and caps, subject to contractual features.  By modifying participation rates, asset fees or caps, we can limit option costs to budgeted amounts, except in cases where the contractual features would prevent further modifications.  Based upon actuarial testing which we conduct as a part of the design of our index products and on an ongoing basis, we believe the risk that contractual features would prevent us from controlling option costs is not material.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

PART II  OTHER INFORMATION

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

ITEM 6. EXHIBITS

(a)                                  Exhibits:

4.29	Indenture dated February 15, 2006 between American Equity Investment Life Holding Company and Wells Fargo Bank, National Association, as trustee

4.30	Guarantee Agreement dated February 15, 2006 between American Equity Investment Life Holding Company and Wells Fargo Bank, National Association, as trustee

10.22	2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement dated October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America

10.23

Amendment I to 2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement dated October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America

10.24

Amendment II to 2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement dated October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America

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

Date: May 9, 2006	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

	By:	/s/ David J. Noble
David J. Noble, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wendy L. Carlson
Wendy L. Carlson, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Vice President - Accounting
(Principal Accounting Officer)