Form 10-Q
period 2006-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2006-08-09
CIK 1039828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer                             Accelerated filer  ☒                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes  ☐    No  ☒

APPLICABLE TO CORPORATE ISSUERS:

Shares of common stock outstanding at July 28, 2006: 55,661,173

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2006 - $4,562,590; 2005 - $4,274,159)	$4,270,459	$4,188,683
Held for investment, at amortized cost (fair value: 2006 - $4,471,829; 2005 - $4,598,615)	5,006,210	4,711,427
Equity securities, available for sale, at fair value (cost: 2006 -$77,350; 2005 - $88,060)	73,322	84,846
Mortgage loans on real estate	1,573,201	1,321,637
Derivative instruments	180,213	185,391
Policy loans	391	362
Total investments	11,103,796	10,492,346

Cash and cash equivalents	35,627	112,395
Coinsurance deposits - related party	1,895,020	1,959,663
Accrued investment income	69,042	59,584
Deferred policy acquisition costs	1,117,495	977,015
Deferred sales inducements	402,681	315,848
Deferred income tax asset	97,458	92,459
Federal income taxes recoverable	24,319	1,829
Other assets	33,523	31,655
Total assets	$14,778,961	$14,042,794

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$85,210	$75,807
Annuity and single premium universal life products	12,643,471	12,162,181
Other policy funds and contract claims	128,621	126,387
Other amounts due to related parties	22,180	27,677
Notes payable	269,736	281,043
Subordinated debentures	261,487	230,658
Amounts due under repurchase agreements	789,926	396,697
Other liabilities	78,129	222,986
Total liabilities	14,278,760	13,523,436

Stockholders’ equity:
Common Stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding: 2006 - 55,661,173 shares; 2005 - 55,527,180 shares	55,661	55,527
Additional paid-in capital	380,173	379,107
Accumulated other comprehensive loss	(94,547)	(27,306)
Retained earnings	158,914	112,030
Total stockholders’ equity	500,201	519,358
Total liabilities and stockholders’ equity	$14,778,961	$14,042,794

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues:
Traditional life and accident and health insurance premiums	$3,211	$3,264	$6,735	$7,020
Annuity and single premium universal life product charges	10,740	7,023	18,340	13,285
Net investment income	169,182	133,227	331,567	258,061
Realized gains on investments	331	220	289	452
Change in fair value of derivatives	(61,582)	(1,972)	(12,254)	(37,962)
Total revenues	121,882	141,762	344,677	240,856

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	2,269	1,967	4,667	4,538
Interest credited to account balances	108,582	70,807	201,128	133,350
Change in fair value of embedded derivatives	(111,321)	15,226	(48,557)	(3,365)
Interest expense on notes payable	6,528	4,050	13,814	8,189
Interest expense on subordinated debentures	5,402	3,142	10,320	6,188
Interest expense on amounts due under repurchase agreements	8,532	2,235	14,331	3,663
Amortization of deferred policy acquisition costs	25,363	15,994	56,118	32,660
Other operating costs and expenses	9,931	9,733	20,111	17,878
Total benefits and expenses	55,286	123,154	271,932	203,101
Income before income taxes	66,596	18,608	72,745	37,755
Income tax expense	23,685	6,376	25,861	12,995
Net income	$42,911	$12,232	$46,884	$24,760

Earnings per common share	$0.77	$0.32	$0.84	$0.65
Earnings per common share - assuming dilution	$0.71	$0.29	$0.78	$0.58

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at January 1, 2005	$38,360	$215,793	$(19,269)	$70,659	$305,543
Comprehensive income:
Net income for period	—	—	—	24,760	24,760
Change in net unrealized investment gains/losses	—	—	17,013	—	17,013
Total comprehensive income					41,773
Conversion of $170 of subordinated debentures	21	142	—	—	163
Balance at June 30, 2005	$38,381	$215,935	$(2,256)	$95,419	$347,479

Balance at January 1, 2006	$55,527	$379,107	$(27,306)	$112,030	$519,358
Comprehensive loss:
Net income for period	—	—	—	46,884	46,884
Change in net unrealized investment gains/losses	—	—	(67,241)	—	(67,241)
Total comprehensive loss					(20,357)
Stock-based compensation, including the issuance of 89,550 common shares under compensation plans, including related income tax benefit	90	750	—	—	840
Conversion of $360 of subordinated debentures	44	316	—	—	360
Balance at June 30, 2006	$55,661	$380,173	$(94,547)	$158,914	$500,201

Total comprehensive income for the second quarter of 2006 was $10.6 million and was comprised of net income of $42.9 million and an increase in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $32.3 million.

Total comprehensive income for the second quarter of 2005 was $30.1 million and was comprised of net income of $12.2 million and a decrease in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $17.9 million.

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
 (Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net income	$46,884	$24,760
Adjustments to reconcile net income to net cash used in operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	201,128	133,350
Annuity and single premium universal life product charges	(18,340)	(13,285)
Change in fair value of embedded derivatives	(48,557)	(3,365)
Increase in traditional life and accident and health insurance reserves	5,982	5,131
Policy acquisition costs deferred	(120,898)	(162,643)
Amortization of discount on contingent convertible notes	5,970	—
Amortization of deferred policy acquisition costs	56,118	32,660
Provision for depreciation and other amortization	1,075	928
Amortization of discount and premiums on fixed maturity securities	(119,536)	(92,690)
Realized gains on investments	(289)	(452)
Change in fair value of derivatives	12,254	37,962
Deferred income taxes	31,208	(7,165)
Changes in other operating assets and liabilities:
Accrued investment income	(9,458)	(5,070)
Federal income taxes recoverable/payable	(22,490)	(10,391)
Other policy funds and contract claims	2,234	16,467
Other amounts due to related parties	(1,483)	1,910
Other liabilities	(37,890)	6,468
Other	(1,653)	(3,098)
Net cash used in operating activities	(17,741)	(38,523)

Investing Activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	106,129	265,784
Fixed maturity securities - held for investment	—	1,054,829
Equity securities, available for sale	17,878	11,058
Mortgage loans on real estate	48,920	55,666
Derivative instruments	98,900	36,915
	271,827	1,424,252
Acquisition of investments:
Fixed maturity securities - available for sale	(500,427)	(1,087,968)
Fixed maturity securities - held for investment	(176,169)	(1,170,292)
Equity securities, available for sale	(5,980)	(15,032)
Mortgage loans on real estate	(300,484)	(226,805)
Derivative instruments	(110,077)	(75,781)
Policy loans	(29)	(15)
	(1,093,166)	(2,575,893)

Purchases of property, furniture and equipment	(81)	(808)
Net cash used in investing activities	(821,420)	(1,152,449)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
 (Unaudited)

	Six Months Ended June 30,
	2006	2005
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$1,082,386	$1,438,438
Coinsurance deposits - related parties	88,149	80,857
Return of annuity and single premium universal life policyholder account balances	(829,146)	(507,561)
Financing fees incurred and deferred	(1,016)	(798)
Increase in amounts due under repurchase agreements	393,229	150,623
Repayments of notes payable	(2,049)	(4,955)
Tax benefits realized from exercise of stock options	226	—
Net proceeds from issuance of common stock	614	—
Proceeds from subordinated debentures	30,000	15,000
Net cash provided by financing activities	762,393	1,171,604
Decrease in cash and cash equivalents	(76,768)	(19,368)

Cash and cash equivalents at beginning of period	112,395	66,542
Cash and cash equivalents at end of period	$35,627	$47,174

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest expense	$31,322	$16,257
Income taxes	17,138	28,300

Non-cash financing and investing activities:
Premium and interest bonuses deferred as sales inducements	74,186	75,475
Conversion of subordinated debentures	360	163
Subordinated debentures issued to subsidiary trusts for common equity securities of the subsidiary trust	928	470

 See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

1.   Organization and Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements of American Equity Investment Life Holding Company (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by GAAP for complete financial statements.  The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements.  Operating results for the three-month and six-month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.  All significant intercompany accounts and transactions have been eliminated.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Reclassifications

Certain amounts in the unaudited consolidated financial statements for the periods ended June 30, 2005 have been reclassified to conform to the financial statement presentation for the periods ended June 30, 2006.

Stock-Based Compensation

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment” (“SFAS 123R”) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of such value as compensation expense over the service period, net of estimated forfeitures.  The fair value of the Company’s stock options are determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously used for stock options in the footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure”.  There was no cumulative effect upon the adoption of SFAS 123R.  The effect on consolidated net income and cash flows from operations and financing activities was immaterial.

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2006
(Unaudited)

Changes in the number of stock options outstanding during the six months ended June 30, 2006 are as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Total Exercise Amount
	(Dollars in thousands, except share and per share data)
Outstanding at January 1, 2006	3,458,912	$6.82	$23,580
Granted	15,500	12.44	193
Cancelled	(119,550)	8.67	(1,037)
Exercised	(89,550)	6.32	(566)
Outstanding at June 30, 2006	3,265,312	6.79	$22,170

The following table summarizes information about stock options outstanding at June 30, 2006:

	Stock Options Outstanding			Stock Options Vested
Range of Exercise Prices	Number of Awards	Remaining Life (yrs)	Weighted Avg Exercise Price Per Share	Number of Awards	Remaining Life (yrs)	Weighted Avg Exercise Price Per Share

$3.33 - $5.33	1,414,450	0.86	$3.58	1,414,450	0.86	$3.58
$7.33 - $9.16	859,870	3.62	7.91	859,870	3.62	7.91
$9.49 - $11.35	964,492	6.60	10.32	956,492	6.57	10.32
$11.88 - $14.34	26,500	9.24	13.06	12,500	8.79	12.30
$3.33 - $14.34	3,265,312	3.35	6.79	3,243,312	3.31	6.75

The aggregate intrinsic value for both stock options outstanding and vested awards at June 30, 2006 was $12.8 million.  For the three months and six months ended June 30, 2006, the total intrinsic value of options exercised was $0.2 million and $0.6 million, respectively.  Intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of the reporting date.  Cash received from stock options exercised for the three months and six months ended June 30, 2006 was $0.2 million and $0.6 million, respectively.  The tax benefit realized for the tax deduction from the exercise of stock options was $0.1 million and $0.2 million for the three months and six months ended June 30, 2006, respectively.  There were no exercises of stock options during the six months ended June 30, 2005.

The fair value for each stock option granted during the six months ended June 30, 2006 and 2005 was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions:

	2006	2005
Average risk-free interest rate	5.37%	3.88%
Dividend yield	0%	0%
Average expected life	10 years	10 years
Volatility	27.3%	24.8%

Stock-based compensation during the three and six months ended June 30, 2005 was determined under APB 25.  The following table provides supplemental information for the three and six months ended June 30, 2005 as if stock-based compensation had been computed under SFAS 123R (dollars in thousands, except per share data:)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2006

(Unaudited)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income, as reported — numerator for earnings per common share	$12,232	$24,760
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(415)	(849)
Net income, pro forma — numerator for earnings per common share, pro forma	11,817	23,911
Interest on convertible subordinated debentures (net of income tax benefit)	300	601
Numerator for earnings per common share — assuming dilution, pro forma	$12,117	$24,512

Earnings per common share, as reported	$0.32	$0.65
Earnings per common share, pro forma	$0.31	$0.62
Earnings per common share — assuming dilution, as reported	$0.29	$0.58
Earnings per common share — assuming dilution, pro forma	$0.28	$0.56

The Company has entered into deferred compensation arrangements with certain officers, directors, and consultants, whereby these individuals agreed to take common stock of the Company at a future date in lieu of cash payments at the time of service.  The common stock is to be issued in conjunction with a “trigger event”, as that term is defined in the individual agreements.  At June 30, 2006 and December 31, 2005, these individuals have earned, and the Company has reserved for future issuance, 411,147 and 399,647 shares of common stock, respectively, pursuant to these arrangements.  The Company has accrued liabilities of $2.4 million and $2.2 million at June 30, 2006 and December 31, 2005, respectively, representing the fair value associated with the shares when earned.

During 1997, the Company established the American Equity Investment NMO Deferred Compensation Plan (“NMO Deferred Compensation Plan”) whereby agents can earn common stock in addition to their normal commissions.  Awards are calculated using formulas determined annually by the Company’s Board of Directors and are generally based upon new annuity deposits.  The number of undistributed vested shares under this plan at June 30, 2006 and December 31, 2005 was 2,508,359 and 2,049,392 shares, respectively.  The number of unvested shares under this plan at June 30, 2006 and December 31, 2005 was 585,191 and 1,015,178 shares, respectively.  These shares will be distributed at the end of the vesting and deferral period of 9 years from the inception of each plan.  A portion of the awards may be subject to forfeiture if certain production levels are not met over the remaining vesting period.  The Company recognizes commission expense as the awards vest (capitalized as deferred policy acquisition costs) based upon the fair value of the Company’s stock.  The Company records a liability for the unfunded vested shares equal to the fair market value of its stock with the change in fair market value of this liability included in commission expense.  The liability at June 30, 2006 and December 31, 2005 was $10.1 million and $11.9 million, respectively.  For the three and six months ended June 30, 2006, commission expense was decreased by $2.2 million and increased by $0.1 million respectively, under these plans, compared to increases of $1.1 million and $3.3 million for the same periods in 2005.

The Company has a Rabbi Trust, the NMO Deferred Compensation Trust (the “Trust”) and has contributed shares of its common stock to the Trust to fund the vested shares liability established under the NMO Deferred Compensation Plan.  In accordance with FASB’s Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested”, the stock held in the Trust is included as part of common stock issued and outstanding.  The common shares held in the Rabbi Trust and the related Trust obligation funded by such shares are included in common stock and additional paid-in capital as a respective deduction and addition, with no impact on the reported amount of total stockholders’ equity, as the Plan does not permit diversification and must be settled by the delivery of a fixed number of shares of the Company’s stock.  The number of shares held by the Trust at June 30, 2006 and December 31, 2005 was 1,729,583 and 1,595,583 shares, respectively.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2006

(Unaudited)

The Company contributed $1.9 million to the Trust, and the Trust purchased 134,000 shares during the six months ended June 30, 2006.

The Company has a Stock Option and Warrant Agreement with Mr. Noble (owner of 6% of its outstanding common stock at June 30, 2006) which allows the purchase of 1,200,000 shares of the Company’s common stock.  Included in the amount were warrants to purchase 240,000 shares of common stock at $3.33 per share that were exercised in 2000 and options expiring in 2007 to purchase 600,000 shares of common stock at $3.33 per share and 360,000 shares of common stock at $7.33 per share.

New Accounting Pronouncements

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 05-1 (“SOP 05-1”), “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”.  SOP 05-1 provides guidance on accounting by insurance enterprises for deferred policy acquisition costs and deferred sales inducements on internal replacements of insurance contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”.  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract.  SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 31, 2006.  Retrospective application of SOP 05-1 to previously issued financial statements is not permitted.  The Company is continuing to evaluate SOP 05-1 but does not believe that it will have a material impact on the consolidated financial statements.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”).  SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140.  SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006.  The Company is evaluating SFAS 155 but does not expect that it will have a material impact on the consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. Interpretation No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under the Interpretation, a tax position can be recognized in the financial statements if it is more likely than not that the position will be sustained upon examination by taxing authorities who have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective beginning in 2007. The Company has not yet determined the impact of adopting Interpretation No. 48 on its consolidated financial statements.

2.   Subordinated Debentures

On February 15, 2006 and July 7, 2006, American Equity Capital Trust XII (“Trust XII”) issued $30.0 million and $10.0 million, respectively, of floating rate (three month London Interbank Offered Rate plus 3.50%) trust preferred securities.  In connection with the issuance of these trust preferred securities and the related purchase by the Company of all of the Trust’s common securities, the Company issued $30.9 million and $10.3 million in principal amount of its floating rate subordinated debentures due February 15, 2036 and April 7, 2036, respectively, to Trust XII.  The sole assets of Trust XII are the subordinated debentures and any interest accrued thereon.  The interest payment dates on the subordinated debentures correspond to the distribution dates on the trust preferred securities issued by Trust XII.  The trust preferred securities mature simultaneously with the subordinated debentures.  The Company’s obligations under the subordinated debentures and related agreements provide a full and unconditional guarantee of payments due under the trust preferred securities.  Although the Company owns all of the common securities of Trust XII, in accordance with FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, the Company does not consolidate Trust XII.  This accounting treatment is more fully described in notes 1 and 9 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2006

(Unaudited)

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

4.   Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share — assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)

Numerator:
Net income — numerator for earnings per common share	$42,911	$12,232	$46,884	$24,760
Interest on convertible subordinated debentures (net of income tax benefit)	266	300	536	601
Numerator for earnings per common share — assuming dilution	$43,177	$12,532	$47,420	$25,361

Denominator:
Denominator for earnings per common share	55,643,507	38,378,685	55,598,992	38,375,539

Effect of dilutive securities:
Convertible subordinated debentures	2,808,381	2,854,452	2,827,825	2,857,598
Stock options and management subscription rights	1,018,371	1,672,993	1,066,945	1,634,795
Deferred compensation agreements	1,184,647	842,442	1,233,152	838,875
Denominator for earnings per common share — assuming dilution	60,654,906	43,748,572	60,726,914	43,706,807

Earnings per common share	$0.77	$0.32	$0.84	$0.65
Earnings per common share — assuming dilution	$0.71	$0.29	$0.78	$0.58

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis reviews our unaudited consolidated financial position at June 30, 2006, and the unaudited consolidated results of operations for the periods ended June 30, 2006 and 2005, and where appropriate, factors that may affect future financial performance.  This analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Annuity deposits by product type collected during the three months and six months ended June 30, 2006 and 2005, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2006	2005	2006	2005
	(Dollars in thousands)
Index annuities:
Index strategies	$332,581	$443,325	$695,019	$862,002
Fixed strategy	163,316	244,657	340,622	446,242
	495,897	687,982	1,035,641	1,308,244
Fixed rate annuities:
Single-year rate guaranteed	20,495	69,818	44,063	121,934
Multi-year rate guaranteed	1,327	4,352	2,682	8,260
	21,822	74,170	46,745	130,194
Total before coinsurance ceded	517,719	762,152	1,082,386	1,438,438
Coinsurance ceded	884	1,324	1,834	3,116
Net after coinsurance ceded	$516,835	$760,828	$1,080,552	$1,435,322

Net annuity deposits after coinsurance ceded decreased 32% and 25%, respectively, during the three months and six months ended June 30, 2006 compared to the same periods in 2005.  We attribute these decreases primarily to the current interest rate environment which made fixed income alternatives such as certificates of deposit more attractive and other factors including the impact of the NASD’s notice to members on the sale of index annuities which has created confusion and impediments to sales of index annuities by annuity sales agents who are dual licensed to sell both insurance and securities products. A key element of our competitive position in the indexed and fixed annuity market throughout the past several years has been the financial strength rating we received from A.M. Best Company. On August 3, 2006 A. M. Best Company upgraded our financial strength rating to A- (Excellent) from B++ (Very Good). The rating outlook is stable. We believe this rating upgrade will enhance our competitive position and improves our prospects for sales increases in future periods. However, the degree to which this rating upgrade will effect future sales and persistency is unknown.

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

Our investment spread is summarized as follows:

	Six Months Ended June 30,
	2006	2005

Average yield on invested assets	6.13%	6.20%
Cost of money:
Aggregate	3.46%	3.69%
Average net cost of money for index annuities	3.27%	3.33%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.25%	3.33%
Multi-year rate guaranteed	5.12%	5.52%

Investment spread:
Aggregate	2.67%	2.51%
Index annuities	2.86%	2.87%
Fixed rate annuities:
Annually adjustable	2.88%	2.87%
Multi-year rate guaranteed	1.01%	0.68%

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

Results of Operations

Three and Six Months Ended June 30, 2006 and 2005

Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) increased 53% to $10.7 million for the second quarter of 2006, and 38% to $18.3 million for the six months ended June 30, 2006 compared to $7.0 million and $13.3 million for the same periods in 2005.  The increase in surrender charges collected during the three months and six months ended June 30, 2006 compared to the same periods in 2005 was principally due to a higher amount of surrenders subject to surrender charges in 2006.  Withdrawals from annuity and single premium universal life policies subject to surrender charges were $73.6 million and $53.7 million for the three months ended June 30, 2006 and 2005, respectively, and $124.5 million and $96.9 million for the six months ended June 30, 2006 and 2005, respectively.

Net investment income increased 27% to $169.2 million in the second quarter of 2006, and 28% to $331.6 million for the six months ended June 30, 2006 compared to $133.2 million and $258.1 million for the same periods in 2005.  These increases were principally attributable to the growth in our annuity business and corresponding increases in our invested assets, offset by a decrease in the average yield earned on investments.  Invested assets (on an amortized cost basis) increased 24% to $11.2 billion at June 30, 2006 compared to $9.0 billion at June 30, 2005, while the average yield earned on average invested assets was 6.13% for the six months ended June 30, 2006 compared to 6.20% for the same period in 2005.  The decline in the yield earned on average invested assets is attributable to a general decline in interest rates and the reinvestment of net redemption proceeds from called securities at lower yields.  See Quantitative and Qualitative Disclosures About Market Risk.

Realized gains on investments fluctuate from period to period due to changes in the interest rate and economic environment and the timing of the sale of investments.  Realized gains and losses on investments include gains and losses on the sale of securities as well as losses recognized when the fair value of a security is written down in recognition of an “other than temporary” impairment.  The components of realized gains on investments for the three months and six months ended June 30, 2006 and 2005 are set forth as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$977	$4,391	$2,999	$4,652
Gross realized losses	(546)	(3,123)	(3,053)	(3,185)
Write downs (other than temporary impairments)	—	(1,127)	—	(1,127)
	431	141	(54)	340
Equity securities	(100)	79	343	112
	$331	$220	$289	$452

See Financial Condition — Investments for additional discussion of write downs of the fair value of securities for “other than temporary” impairments.

Change in fair value of derivatives (call options purchased to fund annual index credits on index annuities) was a decrease of $61.6 million in the second quarter of 2006, and a decrease of $12.3 million for the six months ended June

30, 2006 compared to decreases of $2.0 million and $38.0 million for the same periods in 2005.  The difference between the change in fair value of derivatives between the periods is primarily due to the performance of the indices upon which our options are based.  A substantial portion of our options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices.  The range of index appreciation for options expiring during the three months and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

S&P 500 Index
Point-to-point strategy	2.7% - 15.0%	1.6% - 9.4%	2.7% - 15.0%	1.6% - 9.4%
Monthly average strategy	3.4% - 9.1%	0.6% - 6.0%	0.0% - 9.1%	0.0% - 6.0%
Monthly point-to-point strategy	0.0% - 10.1%	0.9% - 4.4%	0.0% - 10.1%	0.9% - 4.4%
Lehman Brothers U.S. Aggregate and U.S. Treasury indices	0.7% - 3.3%	2.6% - 7.7%	0.7% - 3.8%	1.7% - 7.7%

Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the index annuity policies (participation rates and caps) which allow us to manage the cost of the options purchased to fund the annual index credits.

The change in fair value of derivatives is also influenced by the aggregate cost of options purchased.  The aggregate cost of options has increased primarily due to an increased amount of index annuities in force.  The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices, market volatility which affects option pricing and the policy terms and historical experience which affects the strikes and caps of the options we purchase.  See Critical Accounting Policies — Derivative Instruments — Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Interest credited to account balances increased 53% to $108.6 million in the second quarter of 2006, and 51% to $201.1 million for the six months ended June 30, 2006 compared to $70.8 million and $133.4 for the same periods in 2005.  The components of interest credited to account balances are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)

Index credits on index policies	$55,389	$18,400	$86,551	$27,840
Interest credited on fixed rate annuities and amounts allocated to fixed rate option and minimum guaranteed interest for index annuities	46,456	49,798	98,902	100,044
Amortization of deferred sales inducements	6,737	2,609	15,675	5,466
	$108,582	$70,807	$201,128	$133,350

The changes in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $51.6 million and $84.9 million for the three months and six months ended June 30, 2006, respectively, compared to $17.0 million and $25.7 million for the same periods in 2005. The decreases in interest credited on fixed rate annuities and amounts allocated to the fixed rate option and minimum guaranteed interest for index annuities were due to reductions in interest credited on fixed rate annuities as a result of declines in the account balances of such annuities and decreases in interest crediting rates on several products, offset in part by increases in interest credited on amounts allocated to the fixed rate option and minimum guaranteed interest for index annuities as a result of the growth in amounts allocated to the fixed rate option in the index annuity liabilities. A significant factor in the reductions in interest credited on fixed rate annuities is the reduced interest on multi-year rate guarantee annuities. A significant amount of these annuities were sold in the first six months of 2001 with an initial rate guaranteed for the first five policy years. We experienced surrenders of these policies upon expiration of this initial guaranteed interest rate in the first six months of 2006 and reduced the crediting rates on those policies that remained in force as of June 30, 2006.  The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 27% during the six months ended June 30, 2006 to $10.5 billion from $8.3 billion during the same period in 2005.

The increase in amortization of deferred sales inducements during the three months and six months ended June 30, 2006 was principally attributable to growth in account balances attributable to premium and interest bonus products.

Bonus products represented 74% and 66% of our total annuity deposits during the six months ended June 30, 2006 and 2005, respectively.  The comparison between periods is also affected by amortization associated with the application of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to our index annuity business.  The application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts.  The change in fair value of the embedded derivatives will not correspond to the change in fair value of the purchased options because the purchased options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceed 10 years.  The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business increased amortization by $0.2 million in the second quarter of 2006 and $3.3 million for the six months ended June 30, 2006 and reduced amortization by $1.3 million and $1.7 million for the same periods in 2005.  See Critical Accounting Policies — Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Change in fair value of embedded derivatives was a decrease of $111.3 million in the second quarter of 2006 and a decrease of $48.6 million for the six months ended June 30, 2006 compared to an increase of $15.2 million and a decrease of $3.4 million for the same periods in 2005.  The components of change in fair value of embedded derivatives are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)

Index annuities	$(70,818)	$15,226	$(33,329)	$(3,365)
Contingent convertible senior notes	(40,503)	—	(15,228)	—
	$(111,321)	$15,226	$(48,557)	$(3,365)

The changes related to the embedded derivatives within our index annuities resulted primarily from changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the options acquired to fund these index credits discussed above in “change in fair value of derivatives”. The value of the embedded derivative is also impacted by changes in discount rates used in estimating future option costs and the growth in the host component of the embedded derivative. Discount rates have increased in the 2006 periods resulting in reductions in the embedded derivative values while the host values have increased as a result of the accumulation of guaranteed interest on those values and net growth in the index annuity account values. See Critical Accounting Policies — Derivative Instruments — Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The decreases in the 2006 periods for the fair value of the conversion option embedded within our contingent convertible senior notes coincide with declines in the per share price of our common stock during those periods. This conversion option was required to be bifurcated and marked to market in accordance with SFAS 133 beginning December 15, 2005. See note 7 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. Effective June 8, 2006, this conversion option is no longer required to be bifurcated and marked to market.

Interest expense on notes payable increased 61% to $6.5 million in the second quarter of 2006 and 69% to $13.8 million for the six months ended June 30, 2006 compared to $4.1 million and $8.2 million for the same periods in 2005.  These increases were primarily due to $2.6 million for the second quarter and $6.0 million for the six months ended June 30, 2006 of amortization of the discount created in the fourth quarter of 2005 when the conversion option embedded in our contingent convertible senior notes was bifurcated from the host instrument.  This discount was reduced from $77.6 million to $4.7 million during the second quarter of 2006 when the conversion option embedded within our contingent convertible senior notes was no longer required to be bifurcated.  See note 7 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Interest expense on subordinated debentures increased 72% to $5.4 million in the second quarter of 2006 and 67% to $10.3 million for the six months ended June 30, 2006 compared to $3.1 million and $6.2 million for the same periods in 2005.  These increases were primarily due to increases in weighted average interest rates, which were 8.13% and 7.07% for the six months ended June 30, 2006 and 2005, respectively, and the issuance of additional subordinated debentures of $30.9 million during the six months ended June 30, 2006 and $56.7 million in 2005.  The amount of subordinated debentures outstanding at June 30, 2006 was $261.6 million compared to $189.2 million at June 30, 2005.

Interest expense on amounts due under repurchase agreements increased to $8.5 million in the second quarter of 2006 and to $14.3 million for the six months ended June 30, 2006 compared to $2.2 million and $3.7 million for the same periods in 2005.  These increases were principally due to increases in the borrowings outstanding which averaged $664.4 million for the second quarter of 2006, and $587.1 million for the six months ended June 30, 2006 compared to $309.0 million and $260.6 million for the same periods in 2005, and changes in the weighted average interest rates on amounts borrowed which were 5.15% for the second quarter of 2006 and 4.92% for the six months ended June 30, 2006 compared to 2.90% and 2.83% for the same periods in 2005.

Amortization of deferred policy acquisition costs increased 59% to $25.4 million in the second quarter of 2006, and 72% to $56.1 million for the six months ended June 30, 2006 compared to $16.0 million and $32.7 million for the same periods in 2005.  These increases were primarily due to additional annuity deposits as discussed above.  The comparison between periods is also affected by amortization associated with the application of SFAS 133 to our index annuity business as discussed above.  The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business increased amortization by $0.9 million for the second quarter of 2006 and $8.8 million for the six months ended June 30, 2006 compared to decreases of $4.0 million and $5.8 million for the same periods in 2005.

Other operating costs and expenses increased 2% to $9.9 million in the second quarter of 2006 and 12% to $20.1 million for the six months ended June 30, 2006 compared to $9.7 million and $17.9 million for the same periods in 2005.  Other operating expenses in the second quarter of 2006 were increased by $0.8 million due to risk charges related to our reinsurance agreements with Hannover Life Reinsurance Company of America (“Hannover”), offset by a decrease in legal expenses of $0.6 million.  See note 5 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 for more information on our reinsurance agreements with Hannover.  The increase for the six months ended June 30, 2006 compared to the same period in 2005 was principally attributable to an increase of $0.8 million in salaries and related costs of employment due to growth in our annuity business and $1.5 million in risk charges related to our reinsurance agreements with Hannover.

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

Investments increased to $11.1 billion at June 30, 2006 compared to $10.5 billion at December 31, 2005 as a result of the growth in our annuity business discussed above.  At June 30, 2006, the fair value of our available for sale fixed maturity and equity securities was $296.2 million less than the amortized cost of those investments, compared to $88.7 million at December 31, 2005.  At June 30, 2006, the amortized cost of our fixed maturity securities held for investment exceeded the fair value by $534.4 million, compared to $112.8 million at December 31, 2005.  The increase in the net unrealized investment losses at June 30, 2006 compared to December 31, 2005 is principally related to an increase in market interest rates and an increase in invested assets.

The composition of our investment portfolio is summarized as follows (dollars in thousands):

	June 30, 2006		December 31, 2005
	Carrying Amount	Percent	Carrying Amount	Percent

Fixed maturity securities:
United States Government full faith and credit	$2,677	—	$2,774	—
United States Government sponsored agencies	7,781,613	70.1%	7,445,474	71.0%
Public utilities	133,222	1.2%	133,346	1.3%
Corporate securities	746,554	6.7%	674,230	6.4%
Redeemable preferred stocks	61,294	0.5%	46,896	0.4%
Mortgage and asset-backed securities
United States Government and agencies	187,146	1.7%	220,379	2.1%
Non-government	364,163	3.3%	377,011	3.6%
Total fixed maturity securities	9,276,669	83.5%	8,900,110	84.8%
Equity securities	73,322	0.7%	84,846	0.8%
Mortgage loans on real estate	1,573,201	14.2%	1,321,637	12.6%
Derivative instruments	180,213	1.6%	185,391	1.8%
Policy loans	391	—	362	—
	$11,103,796	100.0%	$10,492,346	100.0%

At June 30, 2006 and December 31, 2005, the amortized cost and estimated fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value
June 30, 2006	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	4	$2,149	$(97)	$2,052
United States Government sponsored agencies	77	3,050,035	(198,640)	2,851,395
Public utilities	24	130,508	(8,130)	122,378
Corporate securities	98	638,872	(41,506)	597,366
Redeemable preferred stocks	18	55,683	(5,315)	50,368
Mortgage and asset-backed securities:
United States Government and agencies	13	177,426	(9,395)	168,031
Non-government	28	391,723	(32,232)	359,491
	262	$4,446,396	$(295,315)	$4,151,081

Held for investment:
United States Government sponsored agencies	89	$4,930,217	$(534,381)	$4,395,836
	89	$4,930,217	$(534,381)	$4,395,836

Equity securities, available for sale:
Non-redeemable preferred stocks	16	$57,551	$(3,475)	$54,076
Common stocks	5	8,796	(651)	8,145
	21	$66,347	$(4,126)	$62,221

	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value
December 31, 2005	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	2	$902	$(24)	$878
United States Government sponsored agencies	70	2,822,317	(67,471)	2,754,846
Public utilities	15	84,690	(1,306)	83,384
Corporate securities	54	374,502	(12,596)	361,906
Redeemable preferred stocks	10	35,013	(2,076)	32,937
Mortgage and asset-backed securities:
United States Government and agencies	7	47,053	(160)	46,893
Non-government	25	280,226	(12,933)	267,293
	183	$3,644,703	$(96,566)	$3,548,137

Held for investment:
United States Government sponsored agencies	81	$4,541,914	$(113,290)	$4,428,624
	81	$4,541,914	$(113,290)	$4,428,624

Equity securities, available for sale:
Non-redeemable preferred stocks	12	$44,665	$(2,075)	$42,590
Common stocks	5	8,816	(1,534)	7,282
	17	$53,481	$(3,609)	$49,872

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2006 and December 31, 2005, by contractual maturity, that were in an unrealized loss position are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of our mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
June 30, 2006	(Dollars in thousands)
Due after one year through five years	$61,582	$59,493	$—	$—
Due after five years through ten years	492,644	457,823	—	—
Due after ten years through twenty years	2,107,923	1,986,249	348,006	328,806
Due after twenty years	1,215,098	1,119,994	4,582,211	4,067,030
	3,877,247	3,623,559	4,930,217	4,395,836
Mortgage-backed and asset-backed securities	569,149	527,522	—	—
	$4,446,396	$4,151,081	$4,930,217	$4,395,836
December 31, 2005
Due after one year through five years	$31,264	$29,906	$—	$—
Due after five years through ten years	367,098	351,739	—	—
Due after ten years through twenty years	1,821,658	1,783,303	347,612	343,806
Due after twenty years	1,097,404	1,069,003	4,194,302	4,084,818
	3,317,424	3,233,951	4,541,914	4,428,624
Mortgage-backed and asset-backed securities	327,279	314,186	—	—
	$3,644,703	$3,548,137	$4,541,914	$4,428,624

The table below presents our fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations (dollars in thousands).

		June 30, 2006		December 31, 2005
NAIC Designation	Rating Agency Equivalent	Carrying Amount	Percent	Carrying Amount	Percent

1	Aaa/Aa/A	$8,691,132	93.7%	$8,368,330	94.0%
2	Baa	487,038	5.2%	416,614	4.7%
3	Ba	82,039	0.9%	93,335	1.0%
4	B	4,579	—	3,396	0.1%
5	Caa and lower	7,110	0.1%	11,719	0.1%
6	In or near default	4,771	0.1%	6,716	0.1%
	Total fixed maturities	$9,276,669	100.0%	$8,900,110	100.0%

At June 30, 2006 and December 31, 2005, the fair value of investments we owned that were non-investment grade was $98.5 million and $115.2 million, respectively.  Non-investment grade securities represented 1.2% at June 30, 2006 and 0.9% at December 31, 2005, of the fair value of our fixed maturity securities.  The unrealized losses on investments we owned that were non-investment grade at June 30, 2006 and December 31, 2005, were $8.4 million and $5.8 million, respectively.  The unrealized losses on such securities at June 30, 2006 and December 31, 2005 represented 1.0% and 2.8%, respectively, of gross unrealized losses on fixed maturity securities.

At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to book value and industry trends) creating uncertainty as to our future assessment of other than temporary impairments.  We include these securities on a list which is referred to as our watch list.  We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary.  At June 30, 2006, the amortized cost and estimated fair value of fixed maturity securities on the watch list are as follows (dollars in thousands):

Issuer	Amortized Cost	Unrealized Losses	Estimated Fair Value	Maturity Date	Months Below Amortized Cost

Ford Motor Co.	$5,003	$(1,503)	$3,500	07/16/2031	10

Our analysis of Ford Motor Co. and its credit performance at June 30, 2006 is as follows:

Ford’s senior unsecured credit rating was lowered on August 24, 2005 due to intensified competition, high labor costs and consistently slipping market share in North America.  We determined that an other than temporary impairment charge on these securities was not necessary as Ford has strong liquidity allowing for time to correct market share losses and improve its cost structure.

The security on the watch list is current in respect to payments of principal and interest.  We have concluded that we have the intent and the ability to hold this security for a period of time sufficient to allow for a recovery in fair value and that there was no other than temporary impairment on this investment at June 30, 2006.

During the first quarter of 2006, we made the determination that an other than temporary impairment had occurred on two of our asset-backed securities backed by leases on airplanes.  The other than temporary impairment on these securities resulted from continuing problems in the airline industry and deterioration in the underlying collateral which resulted in changes in the amount of expected principal and interest payments.  Concurrent with the determination that these securities were other than temporarily impaired, we decided to sell these securities.  The write down/realized loss on these securities was $2.5 million for the six months ended June 30, 2006.  We had previously written down these securities by $1.9 million during 2001, $3.0 million during 2002, $2.9 million during 2003 and $2.7 million during 2005 ($1.1 million during the second quarter of 2005) due to deterioration in the underlying collateral.

During the second quarter of 2005, we made the determination that an other than temporary impairment had occurred on two of our asset-backed securities backed by installment sales contracts secured by manufactured homes and liens on real estate. Concurrent with the determination that these securities were other than temporarily impaired, we decided to sell these securities. The write down/realized loss on these securities was $2.7 million for the six months ended June 30, 2005. We had previously written down these securities by $6.9 million and $11.3 million during 2003 and 2004, respectively, due to deterioration in the underlying collateral.

For each of the securities discussed above, there was an unexpected event resulting in a decline in credit quality which occurred shortly before the sale.  This led to the decision to sell the securities at a loss concurrent with the decision that an additional impairment charge was required.  Accordingly, in all cases, this did not contradict our previous assertion that we had the ability and intent to hold the securities until recovery in value.

At June 30, 2006 and December 31, 2005, we held $1.6 billion and $1.3 billion, respectively, of mortgage loans with commitments outstanding of $79.3 million at June 30, 2006.  The portfolio consists of commercial mortgage loans diversified as to property type, location, and loan size. The loans are collateralized by the related properties.  Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type.  As of June 30, 2006, there were no delinquencies or defaults in our mortgage loan portfolio.  The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows (dollars in thousands):

	June 30, 2006		December 31, 2005
	Carrying Amount	Percent	Carrying Amount	Percent

Geographic distribution
East	$342,271	21.8%	$283,085	21.4%
Middle Atlantic	108,921	6.9%	93,579	7.1%
Mountain	247,005	15.7%	198,476	15.0%
New England	43,886	2.8%	47,839	3.6%
Pacific	140,175	8.9%	117,977	8.9%
South Atlantic	273,496	17.4%	213,423	16.1%
West North Central	285,827	18.2%	258,181	19.6%
West South Central	131,620	8.3%	109,077	8.3%
	$1,573,201	100.0%	$1,321,637	100.0%
Property type distribution
Office	$481,044	30.6%	$384,606	29.1%
Medical Office	79,647	5.1%	75,716	5.7%
Retail	357,671	22.7%	285,715	21.6%
Industrial/Warehouse	380,156	24.2%	346,461	26.2%
Hotel	60,936	3.9%	52,274	4.0%
Apartment	86,266	5.4%	68,795	5.2%
Mixed use/other	127,481	8.1%	108,070	8.2%
	$1,573,201	100.0%	$1,321,637	100.0%

Liquidity

On February 15, 2006 and July 7, 2006, American Equity Capital Trust XII (“Trust XII”) issued $30.0 million and $10.0 million, respectively, of floating rate (three month London Interbank Offered Rate plus 3.50%) trust preferred securities.  In connection with the issuance of these trust preferred securities and the related purchase by us of all of the Trust’s common securities, we issued  $30.9 million and $10.3 million in principal amount of our floating rate subordinated debentures due February 15, 2036 and April 7, 2036, respectively, to Trust XII.  The sole assets of Trust XII are the subordinated debentures and any interest accrued thereon.  The terms of the preferred securities issued by Trust XII parallel the terms of the subordinated debentures.  Our obligations under the subordinated debentures and related agreements provide a full and unconditional guarantee of payments due under the trust preferred securities.  In accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, we do not consolidate our subsidiary trusts and record our subordinated debt obligations to the trusts and our equity investments in the trusts.  See notes 1 and 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The statutory capital and surplus of our life insurance subsidiaries at June 30, 2006 was $736.8 million.  American Equity Life made surplus note interest payments to us of $2.0 million during the six months ended June 30, 2006  For the remainder of 2006, up to $68.7 million can be distributed by American Equity Life as dividends without prior regulatory approval.  Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities.  American Equity Life had approximately $112.4 million of statutory earned surplus at June 30, 2006.

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

Interest rate risk is our primary market risk exposure.  Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the amount of interest we pay on our subordinated debentures, and the fair value of our investments.  Our floating rate trust preferred securities issued by Trust III, IV, VII, VIII, IX, X, XI (beginning on December 31, 2010) and XII bear interest at the three month LIBOR plus 3.50%-4.00%.  Our outstanding balance of floating rate trust preferred securities was $134.5 million at June 30, 2006.  The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities.  We have the ability to adjust crediting rates (participation or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values).  In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned.  However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

If interest rates were to increase 10% (52 basis points) from levels at June 30, 2006, we estimate that the fair value of our fixed maturity securities would decrease by approximately $485.8 million.  The impact on stockholders’ equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be an increase of $56.9 million in the accumulated other comprehensive loss.  The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change.  Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.  Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.  However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means as discussed earlier.  See Financial Condition—Liquidity for Insurance Operations included in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2005.

At June 30, 2006, 84% of our fixed income securities have call features and 16% were subject to call redemption.  Another 61% will become subject to call redemption through December 31, 2006.  There were no bonds called during the six months ended June 30, 2006.  During the six months ended June 30, 2005, we received $1.2 billion in net redemption proceeds related to the exercise of such call options.  We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds.  Such reinvestment risk typically occurs in a declining rate environment.  Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on our annuity liabilities, we have the ability to reduce crediting rates on most of our annuity liabilities to maintain the spread at our targeted level.  At June 30, 2006, approximately 93% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates of 2% to 4%.

With respect to our index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities.  These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies.  Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products.  For the six months ended June 30, 2006 and 2005, the annual index credits to policyholders on their anniversaries were $86.6 million and $27.8 million, respectively.  Proceeds received at expiration of these options related to such credits were $84.9 million and $25.7 million, respectively.  The difference between proceeds received at expiration of these options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us.  Within our hedging process we purchase options out of the money to the extent of anticipated minimum guaranteed interest on index policies.  On the anniversary dates of the index policies, we purchase new one-year call options to fund the next annual index credits.  The risk associated with these prospective purchases is the uncertainty of the cost, which will determine whether we are able to earn our spread on our index business.  This is a risk we attempt to manage through the terms of our index annuities, which permit us to change annual participation rates, asset fees, and caps, subject to contractual features.  By modifying participation rates, asset fees or caps, we can limit option costs to budgeted amounts, except in cases where the contractual features would prevent further modifications.  Based upon actuarial testing which we conduct as a part of the design of our index products and on an ongoing basis, we believe the risk that contractual features would prevent us from controlling option costs is not material.

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

PART II - OTHER INFORMATION

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a)            The Company’s annual shareholders’ meeting was held on June 8, 2006.

(b) and (c) (i)                        Election of the following directors to the Company’s Board of Directors:

	FOR	WITHHELD
David J. Noble	46,241,723	2,930,512
A.J. Strickland III	47,510,050	1,662,185
Harley A. Whitfield	46,780,863	2,391,372

(ii)                   Amendment to the Articles of Incorporation - Increase the Number of Authorized Common Shares to 125,000,000.  There were 44,001,706 votes for the amendment; 5,031,802 cast against; and 138,727 abstentions.

(iii)                Ratification of the appointment of KPMG LLP as Independent Auditors for 2006.  There were 48,799,995 votes for the ratification; 307,940 cast against; and 64,300 abstentions.

Item 6.  Exhibits

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

Date: August 9, 2006	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

	By:	/s/ David J. Noble
David J. Noble, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wendy L. Carlson
Wendy L. Carlson, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Vice President - Accounting
(Principal Accounting Officer)