Form 10-Q
period 2006-09-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2006-11-03
CIK 1039828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐            No ☒

APPLICABLE TO CORPORATE ISSUERS:

Shares of common stock outstanding at October 31, 2006: 55,879,468

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2006 - $4,459,671; 2005 - $4,274,159)	$4,332,542	$4,188,683
Held for investment, at amortized cost (fair value: 2006 - $4,785,414; 2005 - $4,598,615)	5,067,073	4,711,427
Equity securities, available for sale, at fair value (cost: 2006 - $76,364; 2005 - $88,060)	75,750	84,846
Mortgage loans on real estate	1,658,866	1,321,637
Derivative instruments	278,322	185,391
Policy loans	413	362
Total investments	11,412,966	10,492,346

Cash and cash equivalents	41,184	112,395
Coinsurance deposits - related party	1,867,948	1,959,663
Accrued investment income	80,728	59,584
Deferred policy acquisition costs	1,081,119	977,015
Deferred sales inducements	406,682	315,848
Deferred income tax asset	77,548	92,459
Federal income taxes recoverable	12,990	1,829
Other assets	32,604	31,655
Total assets	$15,013,769	$14,042,794

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$89,526	$75,807
Annuity and single premium universal life products	12,854,996	12,162,181
Other policy funds and contract claims	129,693	126,387
Other amounts due to related parties	38,264	27,677
Notes payable	268,928	281,043
Subordinated debentures	271,927	230,658
Amounts due under repurchase agreements	699,840	396,697
Other liabilities	95,722	222,986
Total liabilities	14,448,896	13,523,436

Stockholders’ equity:
Common Stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding: 2006 - 55,839,818 shares; 2005 - 55,527,180 shares	55,840	55,527
Additional paid-in capital	381,176	379,107
Accumulated other comprehensive loss	(40,474)	(27,306)
Retained earnings	168,331	112,030
Total stockholders’ equity	564,873	519,358
Total liabilities and stockholders’ equity	$15,013,769	$14,042,794

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Traditional life and accident and health insurance premiums	$3,313	$3,539	$10,048	$10,559
Annuity and single premium universal life product charges	10,756	6,105	29,096	19,390
Net investment income	173,272	142,350	504,839	400,411
Realized gains (losses) on investments	(273)	(7,057)	16	(6,605)
Change in fair value of derivatives	72,280	16,038	60,026	(21,924)
Total revenues	259,348	160,975	604,025	401,831

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	1,947	2,379	6,614	6,917
Interest credited to account balances	87,492	94,841	288,620	228,191
Change in fair value of embedded derivatives	113,925	14,746	65,368	11,381
Interest expense on notes payable	4,175	4,082	17,989	12,271
Interest expense on subordinated debentures	5,796	3,826	16,116	10,014
Interest expense on amounts due under repurchase agreements	10,997	3,162	25,328	6,825
Amortization of deferred policy acquisition costs	11,479	14,445	67,597	47,105
Other operating costs and expenses	9,527	8,648	29,638	26,526
Total benefits and expenses	245,338	146,129	517,270	349,230
Income before income taxes and minority interest	14,010	14,846	86,755	52,601
Income tax expense	4,593	5,183	30,454	18,178
Income before minority interest	9,417	9,663	56,301	34,423
Minority interest	—	2,500	—	2,500
Net income	$9,417	$7,163	$56,301	$31,923

Earnings per common share	$0.17	$0.19	$1.01	$0.83
Earnings per common share - assuming dilution	$0.16	$0.17	$0.94	$0.75

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at January 1, 2005	$38,360	$215,793	$(19,269)	$70,659	$305,543
Comprehensive income:
Net income for period	—	—	—	31,923	31,923
Change in net unrealized investment gains/losses	—	—	(1,954)	—	(1,954)
Total comprehensive income					29,969
Conversion of $170 of subordinated debentures	21	142	—	—	163
Issuance of 19,500 shares of common stock	20	202	—	—	222
Exercise of 1,642,125 management subscription rights and stock options, including related income tax benefits	1,642	10,775	—	—	12,417
Balance at September 30, 2005	$40,043	$226,912	$(21,223)	$102,582	$348,314

Balance at January 1, 2006	$55,527	$379,107	$(27,306)	$112,030	$519,358
Comprehensive income:
Net income for period	—	—	—	56,301	56,301
Change in net unrealized investment gains/losses	—	—	(13,168)	—	(13,168)
Total comprehensive income					43,133
Share-based compensation, including the net issuance of 268,195 common shares under compensation plans, including related income tax benefit	269	1,753	—	—	2,022
Conversion of $360 of subordinated debentures	44	316	—	—	360
Balance at September 30, 2006	$55,840	$381,176	$(40,474)	$168,331	$564,873

Total comprehensive income for the third quarter of 2006 was $63.5 million and was comprised of net income of $9.4 million and a decrease in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $54.1 million.

Total comprehensive loss for the third quarter of 2005 was $11.8 million and was comprised of net income of $7.2 million and an increase in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $19.0 million.

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities
Net income	$56,301	$31,923
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	288,620	228,191
Annuity and single premium universal life product charges	(29,096)	(19,390)
Change in fair value of embedded derivatives	65,368	11,381
Increase in traditional life and accident and health insurance reserves	8,475	8,269
Policy acquisition costs deferred	(159,382)	(245,464)
Amortization of deferred policy acquisition costs	67,597	47,105
Amortization of discount on contingent convertible notes	6,185	—
Provision for depreciation and other amortization	1,611	1,458
Amortization of discount and premiums on fixed maturity securities	(185,847)	(132,293)
Realized losses (gains) on investments	(16)	6,605
Change in fair value of derivatives	(60,026)	21,924
Deferred income taxes	22,001	(23,927)
Changes in other operating assets and liabilities:
Accrued investment income	(21,144)	(20,241)
Federal income taxes recoverable	(11,161)	(6,052)
Other policy funds and contract claims	3,306	24,329
Other amounts due to related parties	6,231	1,157
Other liabilities	(50,274)	17,445
Other	(809)	1,847
Net cash provided by (used in) operating activities	7,940	(45,733)

Investing Activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	213,831	365,142
Fixed maturity securities - held for investment	—	1,332,689
Equity securities, available for sale	19,162	11,057
Mortgage loans on real estate	71,218	89,784
Derivative instruments	145,299	90,031
	449,510	1,888,703
Acquisition of investments:
Fixed maturity securities - available for sale	(503,119)	(1,384,677)
Fixed maturity securities - held for investment	(176,169)	(1,606,374)
Equity securities, available for sale	(5,980)	(30,763)
Mortgage loans on real estate	(408,447)	(350,627)
Derivative instruments	(173,695)	(128,269)
Policy loans	(51)	(11)
	(1,267,461)	(3,500,721)

Purchases of property and equipment	(188)	(4,268)
Net cash used in investing activities	(818,139)	(1,616,286)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$1,448,260	$2,177,093
Coinsurance deposits - related party	137,419	119,935
Return of annuity and single premium universal life policyholder account balances	(1,220,369)	(736,291)
Financing fees incurred and deferred	(1,389)	(1,423)
Increase in amounts due under repurchase agreements	303,143	54,898
Repayments of notes payable	(3,072)	(5,951)
Tax benefits realized from exercise of stock options and management subscription rights	769	3,494
Net proceeds from issuance of common stock	1,253	9,145
Checks in excess of cash balance	32,974	—
Proceeds from subordinated debentures	40,000	35,000
Net cash provided by financing activities	738,988	1,655,900
Decrease in cash and cash equivalents	(71,211)	(6,119)

Cash and cash equivalents at beginning of period	112,395	66,542
Cash and cash equivalents at end of period	$41,184	$60,423

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$48,053	$22,908
Income taxes	17,138	39,000

Non-cash financing and investing activities:
Premium and interest bonuses deferred as sales inducements	100,954	118,829
Conversion of subordinated debentures	360	163
Subordinated debentures issued to subsidiary trusts for common equity securities of the subsidiary trust	1,238	1,090

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

1. Organization and Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements of American Equity Investment Life Holding Company (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three-month and nine-month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. All significant intercompany accounts and transactions have been eliminated. For further information related to a description of areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Reclassifications

Certain amounts in the unaudited consolidated financial statements for the periods ended September 30, 2005 have been reclassified to conform to the financial statement presentation for the periods ended September 30, 2006.

Share-Based Compensation

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

The Company has a Stock Option and Warrant Agreement with Mr. Noble (owner of 5% of its outstanding common stock at September 30, 2006) which allows the purchase of 1,200,000 shares of the Company’s common stock. Included in this amount were warrants to purchase 240,000 shares of common stock at $3.33 per share that were exercised in 2000 and options expiring in 2007 to purchase 600,000 shares of common stock at $3.33 per share and 360,000 shares of common stock at $7.33 per share.

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2006

(Unaudited)

Changes in the number of stock options outstanding during the nine months ended September 30, 2006 are as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Total Exercise Amount
	(Dollars in thousands, except share and per share data)
Outstanding at January 1, 2006	3,458,912	$6.82	$23,580
Granted	20,500	12.20	250
Cancelled	(122,550)	8.76	(1,074)
Exercised	(282,195)	4.73	(1,333)
Outstanding at September 30, 2006	3,074,667	6.97	21,423

The following table summarizes information about stock options outstanding at September 30, 2006:

	Stock Options Outstanding			Stock Options Vested
Range of Exercise Prices	Number of Awards	Remaining Life (yrs)	Weighted Avg Exercise Price Per Share	Number of Awards	Remaining Life (yrs)	Weighted Avg Exercise Price Per Share

$3.33 - $5.33	1,236,750	0.65	$3.60	1,236,750	0.65	$3.60
$7.33 - $9.16	855,120	3.37	7.91	855,120	3.37	7.91
$9.49 - $11.46	958,297	6.36	10.32	945,297	6.31	10.32
$11.88 - $14.34	24,500	8.98	13.04	18,000	8.79	12.57
$3.33 - $14.34	3,074,667	3.24	6.97	3,055,167	3.21	6.94

The aggregate intrinsic value for both stock options outstanding and vested awards at September 30, 2006 was $16.3 million. For the three months and nine months ended September 30, 2006, the total intrinsic value of options exercised was $1.6 million and $2.2 million, respectively, compared to $0.1 million for each of the same periods in 2005. Intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of the reporting date. Cash received from stock options exercised for the three months and nine months ended September 30, 2006 was $0.7 million and $1.3 million, respectively, compared to $0.1 million for each of the same periods in 2005. The tax benefit realized for the tax deduction from the exercise of stock options was $0.6 million and $0.8 million for the three months and nine months ended September 30, 2006, respectively, compared to immaterial amounts for the same periods in 2005. Share-based compensation expense for the three months and nine months ended September 30, 2006 was $0.1 million for each of the periods.

The fair value for each stock option granted during the nine months ended September 30, 2006 and 2005 was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions:

	2006	2005
Average risk-free interest rate	4.86%	4.44%
Dividend yield	0%	0%
Average expected life	10 years	10 years
Volatility	27.4%	23.8%

Share-based compensation during the three and nine months ended September 30, 2005 was determined under APB 25. The following table provides supplemental information for the three and nine months ended September 30, 2005 as if stock-based compensation had been computed under SFAS 123R (dollars in thousands, except per share data):

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2006

(Unaudited)

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income, as reported - numerator for earnings per common share	$7,163	$31,923
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(23)	(873)
Net income, pro forma - numerator for earnings per common share, pro forma	7,140	31,050
Interest on convertible subordinated debentures (net of income tax benefit)	300	902
Numerator for earnings per common share - assuming dilution, pro forma	$7,440	$31,952

Earnings per common share, as reported	$0.19	$0.83
Earnings per common share, pro forma	$0.19	$0.81
Earnings per common share - assuming dilution, as reported	$0.17	$0.75
Earnings per common share - assuming dilution, pro forma	$0.17	$0.73

On December 1, 1997, in connection with a rights offering of shares of the Company’s common stock, the Company issued subscription rights to purchase an aggregate of 2,157,375 shares of the Company’s common stock to certain officers and directors. The subscription rights had an exercise price of $5.33 per share. Subscription rights with respect to 1,629,375 shares were exercised during the three months and nine months ended September 30, 2005. Cash received from subscription rights exercised was $8.7 million for the three months and nine months ended September 30, 2005. The tax benefit realized for the tax deduction from the exercise of subscription rights was $3.5 million for the three months and nine months ended September 30, 2005.

The Company has entered into deferred compensation arrangements with certain officers, directors, and consultants, whereby these individuals agreed to take common stock of the Company at a future date in lieu of cash payments at the time of service. The common stock is to be issued in conjunction with a “trigger event”, as that term is defined in the individual agreements. At September 30, 2006 and December 31, 2005, these individuals have earned, and the Company has reserved for future issuance, 417,043 and 399,647 shares of common stock, respectively, pursuant to these arrangements. The Company has accrued liabilities of $2.4 million and $2.2 million at September 30, 2006 and December 31, 2005, respectively, representing the fair value associated with the shares when earned.

During 1997, the Company established the American Equity Investment NMO Deferred Compensation Plan (“NMO Deferred Compensation Plan”) whereby certain agents can earn common stock in addition to their normal commissions. Awards are calculated using formulas determined annually by the Company’s Board of Directors and are generally based upon new annuity deposits. The number of undistributed vested shares under this plan at September 30, 2006 and December 31, 2005 was 2,508,360 and 2,049,392 shares, respectively. The number of unvested shares under this plan at September 30, 2006 and December 31, 2005 was 583,031 and 1,015,178 shares, respectively. These shares will be distributed at the end of the vesting and deferral period of 9 years from the inception of each plan. A portion of the awards may be subject to forfeiture if certain production levels are not met over the remaining vesting period. The Company recognizes commission expense (capitalized as deferred policy acquisition costs) based upon the fair value of the Company’s stock and records a liability for the unfunded vested shares equal to the fair market value of its stock with the change in fair market value of this liability included in commission expense. The liability at September 30, 2006 and December 31, 2005 was $2.1 million and $11.9 million, respectively. For the three and nine months ended September 30, 2006, commission expense was increased by $1.9 million and $2.0 million respectively, under these plans, compared to increases of $1.0 million and $4.3 million for the same periods in 2005.

The Company has a Rabbi Trust, the NMO Deferred Compensation Trust (the “Trust”) and has contributed shares of its common stock to the Trust to fund the vested shares liability established under the NMO Deferred Compensation Plan. In accordance with FASB’s Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested”, the stock held in the Trust is included as part of common stock issued and outstanding. The common shares held in the Rabbi Trust and the related Trust obligation funded by such shares are included in common stock and additional paid-in capital as a respective deduction and addition, with no impact on the reported amount of total stockholders’ equity, as the Plan does not permit diversification and must be settled by the delivery of a fixed number of shares of the Company’s stock. The number of shares held by the Trust at September 30, 2006 and December 31, 2005 was

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2006

(Unaudited)

2,567,255 and 1,595,583 shares, respectively. The Company contributed $11.7 million to the Trust, and the Trust purchased 971,672 shares during the nine months ended September 30, 2006.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. Interpretation No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under the Interpretation, a tax benefit can be recognized in the financial statements if it is more likely than not that the benefit will be sustained upon examination by taxing authorities who have full knowledge of all relevant information. A tax benefit that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective beginning in 2007. The Company is evaluating Interpretation No. 48 but does not expect that it will have a material impact on the consolidated financial statements.

2. Subordinated Debentures

On February 15, 2006 and July 7, 2006, American Equity Capital Trust XII (“Trust XII”) issued $30.0 million and $10.0 million, respectively, of floating rate (three month London Interbank Offered Rate plus 3.50%) trust preferred securities. In connection with the issuance of these trust preferred securities and the related purchase by the Company of all of the Trust’s common securities, the Company issued $30.9 million and $10.3 million in principal amount of its floating rate subordinated debentures due April 7, 2036 to Trust XII. The sole assets of Trust XII are the subordinated debentures and any interest accrued thereon. The interest payment dates on the subordinated debentures correspond to the distribution dates on the trust preferred securities issued by Trust XII. The trust preferred securities mature simultaneously with the subordinated debentures. The Company’s obligations under the subordinated debentures and related agreements provide a full and unconditional guarantee of payments due under the trust preferred securities. Although the Company owns all of the common securities of Trust XII, in accordance with FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, the Company does not consolidate Trust XII. This accounting treatment is more fully described in notes 1 and 9 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2006

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

In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits alleging improper product design, improper sales practices and similar claims. The Company is currently a defendant in several purported class action lawsuits alleging improper sales practices. In these lawsuits, the plaintiffs are seeking returns of premiums and other compensatory and punitive damages. The Company has reached a settlement in one of these cases and the impact of the settlement is deemed to be immaterial. The class was certified as such incident to the settlement of that class. No class has been certified in any of the other pending cases at this time. Although the Company has denied all allegations in these lawsuits and intends to vigorously defend against them, the lawsuits are in the early stages of litigation and neither their outcomes nor a range of possible outcomes can be determined at this time. However, the Company does not believe that these lawsuits will have a material adverse effect on its business, financial condition or results of operations.

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

4. Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)

Numerator:
Net income — numerator for earnings per common share	$9,417	$7,163	$56,301	$31,923
Interest on convertible subordinated debentures (net of income tax benefit)	266	300	802	902
Numerator for earnings per common share — assuming dilution	$9,683	$7,463	$57,103	$32,825

Denominator:
Denominator for earnings per common share	55,683,681	38,496,751	55,627,532	38,416,387

Effect of dilutive securities:
Convertible subordinated debentures	2,807,363	2,851,806	2,820,929	2,855,646
Stock options and management subscription rights	838,124	1,589,123	990,672	1,619,571
Deferred compensation agreements	984,945	848,083	1,149,507	841,133
Denominator for earnings per common share — assuming dilution	60,314,113	43,785,763	60,588,640	43,732,737

Earnings per common share	$0.17	$0.19	$1.01	$0.83
Earnings per common share — assuming dilution	$0.16	$0.17	$0.94	$0.75

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis reviews our unaudited consolidated financial position at September 30, 2006, and the unaudited consolidated results of operations for the periods ended September 30, 2006 and 2005, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We specialize in the sale of individual fixed annuities (primarily deferred annuities) and, to a lesser extent, we also sell life insurance policies. Under U.S. generally accepted accounting principles (GAAP), premium collections for deferred annuities are reported as deposit liabilities instead of as revenues. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender charges deducted from the account balances of policyholders in connection with withdrawals, realized gains and losses on investments and changes in fair value of derivatives. Components of expenses for products accounted for as deposit liabilities are interest credited to account balances, changes in fair value of embedded derivatives, amortization of deferred policy acquisition costs and deferred sales inducements, other operating costs and expenses and income taxes.

Annuity deposits by product type collected during the three months and nine months ended September 30, 2006 and 2005, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2006	2005	2006	2005
	(Dollars in thousands)
Index annuities:
Index strategies	$219,533	$454,723	$914,552	$1,316,725
Fixed strategy	126,324	239,047	466,946	685,289
	345,857	693,770	1,381,498	2,002,014
Fixed rate annuities:
Single-year rate guaranteed	17,966	42,425	62,029	164,359
Multi-year rate guaranteed	2,051	2,460	4,733	10,720
	20,017	44,885	66,762	175,079
Total before coinsurance ceded	365,874	738,655	1,448,260	2,177,093
Coinsurance ceded	490	939	2,324	4,055
Net after coinsurance ceded	$365,384	$737,716	$1,445,936	$2,173,038

Net annuity deposits after coinsurance ceded decreased 50% and 33%, respectively, during the three months and nine months ended September 30, 2006 compared to the same periods in 2005. We attribute these decreases primarily to the current interest rate environment which made fixed income alternatives such as certificates of deposit more attractive and other factors including the impact of the NASD’s notice to members on the sale of index annuities which has created confusion and impediments to sales of index annuities by annuity sales agents who are dual licensed to sell both insurance and securities products. A key element of our competitive position in the index and fixed annuity market throughout the past several years has been the financial strength rating we received from A.M. Best Company. On August 3, 2006, A.M. Best Company upgraded our financial strength rating to A- (Excellent) from B++ (Very Good). The rating outlook is stable. We believe this rating upgrade will enhance our competitive position and improves our prospects for sales increases in future periods. However, the degree to which this rating upgrade will effect future sales and persistency is unknown.

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

Our investment spread is summarized as follows:

	Nine Months Ended September 30,
	2006	2005

Average yield on invested assets	6.13%	6.19%
Cost of money:
Aggregate	3.43%	3.69%
Average net cost of money for index annuities	3.28%	3.34%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.25%	3.33%
Multi-year rate guaranteed	4.94%	5.55%

Investment spread:
Aggregate	2.70%	2.50%
Index annuities	2.85%	2.85%
Fixed rate annuities:
Annually adjustable	2.88%	2.86%
Multi-year rate guaranteed	1.19%	0.64%

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

We periodically revise the key assumptions used in the computations of amortization of deferred policy acquisition costs and deferred sales inducements, as applicable, through an “unlocking” process.  Revisions are made based on historical results and our best estimates of future experience.  The impact of unlocking is recorded in the current period as an increase or decrease in amortization of the respective balances.  The unlocking process can take place at any time as needs dictate.

The impact of unlocking in the third quarter of 2006 and for the nine months ended September 30, 2006 was a $0.6 million decrease in amortization of deferred sales inducements and a $0.3 million increase in amortization of deferred policy acquisition costs for a net decrease in amortization of $0.3 million.  The impact of unlocking is primarily due to the impact of actual surrender experience on certain older business and changes in the estimates of future surrender experience on such business, offset in part by a reduction in the estimate of future projected policy maintenance expenses.  There was no unlocking necessary in the 2005 periods.

Results of Operations

Three and Nine Months Ended September 30, 2006 and 2005

Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) increased 76% to $10.8 million for the third quarter of 2006, and 50% to $29.1 million for the nine months ended September 30, 2006 compared to $6.1 million and $19.4 million for the same periods in 2005. The increase in surrender charges collected during the three months and nine months ended September 30, 2006 compared to the same periods in 2005 were principally due to a higher amount of surrenders subject to surrender charges in 2006. Withdrawals from annuity and single premium universal life policies subject to surrender charges were $67.9 million and $40.5 million for the three months ended September 30, 2006 and 2005, respectively, and $192.4 million and $137.5 million for the nine months ended September 30, 2006 and 2005, respectively.

Net investment income increased 22% to $173.3 million in the third quarter of 2006, and 26% to $504.8 million for the nine months ended September 30, 2006 compared to $142.4 million and $400.4 million for the same periods in 2005. These increases were principally attributable to the growth in our annuity business and corresponding increases in our invested assets, offset by a decrease in the average yield earned on investments. Invested assets (on an amortized cost basis) increased 15% to $11.3 billion at September 30, 2006 compared to $9.8 billion at September 30, 2005, while the average yield earned on average invested assets was 6.13% for the nine months ended September 30, 2006 compared to 6.19% for the same period in 2005. The decline in the yield earned on average invested assets is attributable to a general decline in interest rates and the reinvestment of net redemption proceeds from called securities at lower yields. See Quantitative and Qualitative Disclosures About Market Risk.

Realized gains (losses) on investments fluctuate from period to period due to changes in the interest rate and economic environment and the timing of the sale of investments. Realized gains and losses on investments include gains and losses on the sale of securities as well as losses recognized when the fair value of a security is written down in recognition of an “other than temporary” impairment. The components of realized gains (losses) on investments for the three months and nine months ended September 30, 2006 and 2005 are set forth as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$1,046	$711	$4,045	$5,363
Gross realized losses	—	(446)	(3,053)	(3,631)
Write downs (other than temporary impairments)	(1,337)	(7,323)	(1,337)	(8,450)
	(291)	(7,058)	(345)	(6,718)
Equity securities	18	1	361	113
	$(273)	$(7,057)	$16	$(6,605)

See Financial Condition - Investments for additional discussion of write downs of the fair value of securities for “other than temporary” impairments.

Change in fair value of derivatives (call options purchased to fund annual index credits on index annuities) was an increase of $72.3 million in the third quarter of 2006 and $60.0 million for the nine months ended September 30, 2006 compared to an increase of $16.0 million and a decrease of $21.9 million for the same periods in 2005. The difference between the change in fair value of derivatives between the periods is primarily due to the performance of the indices upon which our options are based. A substantial portion of our options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation during the three months and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
S&P 500 Index
Point-to-point strategy	1.4% - 9.6%	7.0% - 14.9%	1.4% - 15.0%	1.6% - 14.9%
Monthly average strategy	1.7% - 5.4%	4.4% - 9.9%	1.1% - 9.1%	0.0% - 9.9%
Monthly point-to-point strategy	0.0% - 8.0%	4.4% - 12.0%	0.0% - 10.1%	0.9% - 12.0%
Lehman Brothers U.S. Aggregate and U.S. Treasury indices	0.0% - 2.9%	3.1% - 7.1%	0.0% - 3.8%	1.2% - 7.7%

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

Interest credited to account balances decreased 8% to $87.5 million in the third quarter of 2006, and increased 26% to $288.6 million for the nine months ended September 30, 2006 compared to $94.8 million and $228.2 million for the same periods in 2005. The components of interest credited to account balances are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)

Index credits on index policies	$40,056	$41,831	$129,185	$69,671
Interest credited on fixed rate annuities and amounts allocated to fixed rate option and minimum guaranteed interest for index annuities	46,516	50,927	142,840	150,971
Amortization of deferred sales inducements	920	2,083	16,595	7,549
	$87,492	$94,841	$288,620	$228,191

The changes in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under change in fair value of derivatives) and the amounts allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $42.0 million and $126.9 million for the three months and nine months ended September 30, 2006, respectively, compared to $41.1 million and $66.8 million for the same periods in 2005. The decreases in interest credited on fixed rate annuities and amounts allocated to the fixed rate option and minimum guaranteed interest for index annuities were due to reductions in interest credited on fixed rate annuities as a result of declines in the account balances of such annuities and decreases in interest crediting rates on several products, offset in part by increases in interest credited on amounts allocated to the fixed rate option and minimum guaranteed interest for index annuities as a result of the growth in amounts allocated to the fixed rate option in the index annuity liabilities. A significant factor in the reductions in interest credited on fixed rate annuities is the reduced interest on multi-year rate guarantee annuities. A significant amount of these annuities were sold in the first six months of 2001 with an initial rate guaranteed for the first five policy years. We experienced surrenders of these policies upon expiration of this initial guaranteed interest rate in the first nine months of 2006 and reduced the crediting rates on those policies that remained in force as of September 30, 2006. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 23% during the nine months ended

September 30, 2006 to $10.6 billion from $8.6 billion during the same period in 2005.

In general, amortization of deferred sales inducements has been increasing each period due to the growth in our annuity business account balances attributable to premium and interest bonus products. Bonus products represented 75% and 67% of our total annuity deposits during the nine months ended September 30, 2006 and 2005, respectively. However, the comparisons between periods are also affected by amortization associated with the application of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to our index annuity business. The application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the purchased options because the purchased options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceed 10 years. The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business decreased amortization by $5.9 million in the third quarter of 2006 and $2.7 million for the nine months ended September 30, 2006 compared to decreases in amortization of $1.6 million and $3.4 million for the same periods in 2005. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Change in fair value of embedded derivatives was an increase of $113.9 million in the third quarter of 2006 and an increase of $65.4 million for the nine months ended September 30, 2006 compared to increases of $14.7 million and $11.4 million for the same periods in 2005. The components of change in fair value of embedded derivatives are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)

Index annuities	$113,925	$14,746	$80,596	$11,381
Contingent convertible senior notes	—	—	(15,228)	—
	$113,925	$14,746	$65,368	$11,381

The increases related to the embedded derivatives within our index annuities resulted primarily from decreases in the risk free discount rates used in estimating the discounted present value of future option costs included in the market value component of the embedded derivatives and were influenced to a lesser extent by changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the options acquired to fund these index credits discussed above in “change in fair value of derivatives” and growth in the host component of the embedded derivative. Host values have increased in the 2006 periods as a result of the accumulation of guaranteed interest on those values and net growth in the index annuity account values. See Critical Accounting Policies – Derivative Instruments – Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The conversion option embedded within our contingent convertible senior notes was required to be bifurcated and marked to market in accordance with SFAS 133 beginning December 15, 2005. See note 7 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. Effective June 8, 2006, this conversion option is no longer required to be bifurcated and marked to market. The decrease in the fair value of the conversion option embedded within our contingent convertible senior notes for the nine months ended September 30, 2006 coincides with a decline in the per share price of our common stock during the period of time during 2006 that the conversion option was required to be bifurcated.

Interest expense on notes payable increased 2% to $4.2 million in the third quarter of 2006 and 47% to $18.0 million for the nine months ended September 30, 2006 compared to $4.1 million and $12.3 million for the same periods in 2005. These increases were primarily due to $0.2 million for the third quarter and $6.2 million for the nine months ended September 30, 2006 of amortization of the discount created in the fourth quarter of 2005 when the conversion option embedded in our contingent convertible senior notes was bifurcated from the host instrument. This discount was reduced from $77.6 million to $4.7 million during the second quarter of 2006 when the conversion option embedded within our contingent convertible senior notes was no longer required to be bifurcated. See note 7 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Interest expense on subordinated debentures increased 51% to $5.8 million in the third quarter of 2006 and 61% to $16.1 million for the nine months ended September 30, 2006 compared to $3.8 million and $10.0 million for the same periods in 2005. These increases were primarily due to increases in weighted average interest rates, which were 8.28% and 7.25% for the nine months ended September 30, 2006 and 2005, respectively, and the issuance of additional subordinated debentures of $41.2 million during the nine months ended September 30, 2006 and $56.7 million in 2005. The amount of subordinated debentures outstanding at September 30, 2006 was $272.0 million compared to $210.0 million at September 30, 2005.

Interest expense on amounts due under repurchase agreements increased to $11.0 million in the third quarter of 2006 and to $25.3 million for the nine months ended September 30, 2006 compared to $3.2 million and $6.8 million for the same periods in 2005. These increases were principally due to increases in the borrowings outstanding which averaged $790.6 million for the third quarter of 2006, and $655.7 million for the nine months ended September 30, 2006 compared to $329.8 million and $283.9 million for the same periods in 2005, and changes in the weighted average interest rates on amounts borrowed which were 5.52% for the third quarter of 2006 and 5.16% for the nine months ended September 30, 2006 compared to 3.80% and 3.21% for the same periods in 2005.

Amortization of deferred policy acquisition costs decreased 21% to $11.5 million in the third quarter of 2006 and increased 44% to $67.6 million for the nine months ended September 30, 2006 compared to $14.4 million and $47.1 million for the same periods in 2005. In general, amortization has been increasing each period due to the growth in our annuity business. However, the comparisons between periods are also affected by amortization associated with the application of SFAS 133 to our index annuity business as discussed above. The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business decreased amortization by $15.2 million for the third quarter of 2006 and $6.3 million for the nine months ended September 30, 2006 compared to decreases in amortization of $4.0 million and $9.8 million for the same periods in 2005.

Other operating costs and expenses increased 10% to $9.5 million in the third quarter of 2006 and 12% to $29.6 million for the nine months ended September 30, 2006 compared to $8.6 million and $26.5 million for the same periods in 2005. Other operating expenses in the third quarter of 2006 were increased by $0.8 million due to risk charges related to our reinsurance agreement with Hannover Life Reinsurance Company of American (“Hannover”) and $0.5 million in salaries and related costs of employment due to growth in our annuity business offset by a decrease in legal expense of $0.6 million. See note 5 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 for more information on our reinsurance agreements with Hannover. The increase for the nine months ended September 30, 2006 compared to the same period in 2005 was principally attributable to an increase of $2.4 million in risk charges related to our reinsurance agreements with Hannover, $1.5 million in salaries and related costs of employment due to growth in our annuity business and $0.9 million in travel expense related to increased marketing efforts, offset by a decrease in legal expense of $1.9 million.

Income tax expense decreased 11% to $4.6 million in the third quarter of 2006 and increased 68% to $30.5 million for the nine months ended September 30, 2006 compared to $5.2 million and $18.2 million for the same periods in 2005. The decrease in income tax expense for the third quarter of 2006 was due to a decrease in pre-tax income and the impact of the reversal of a state income tax contingency liability of $0.4 million established in the prior year. The increase in income tax expense for the nine months ended September 30, 2006 was due to an increase in pre-tax income.

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

Investments increased to $11.4 billion at September 30, 2006 compared to $10.5 billion at December 31, 2005 as a result of the growth in our annuity business discussed above. At September 30, 2006, the fair value of our available for sale fixed maturity and equity securities was $127.7 million less than the amortized cost of those investments, compared to $88.7 million at December 31, 2005. At September 30, 2006, the amortized cost of our fixed maturity securities held for investment exceeded the fair value by $281.7 million, compared to $112.8 million at December 31, 2005. The increase in net unrealized investment losses at September 30, 2006 compared to December 31, 2005 is principally related to an increase in market interest rates and an increase in invested assets.

The composition of our investment portfolio is summarized as follows (dollars in thousands):

	September 30, 2006		December 31, 2005
	Carrying Amount	Percent	Carrying Amount	Percent

Fixed maturity securities:
United States Government full faith and credit	$2,759	—	$2,774	—
United States Government sponsored agencies	7,949,121	69.7%	7,445,474	71.0%
Public utilities	138,384	1.2%	133,346	1.3%
Corporate securities	749,233	6.6%	674,230	6.4%
Redeemable preferred stocks	65,232	0.6%	46,896	0.4%
Mortgage and asset-backed securities:
United States Government and agencies	137,304	1.2%	220,379	2.1%
Non-government	357,582	3.1%	377,011	3.6%
Total fixed maturity securities	9,399,615	82.4%	8,900,110	84.8%
Equity securities	75,750	0.7%	84,846	0.8%
Mortgage loans on real estate	1,658,866	14.5%	1,321,637	12.6%
Derivative instruments	278,322	2.4%	185,391	1.8%
Policy loans	413	—	362	—
	$11,412,966	100.0%	$10,492,346	100.0%

At September 30, 2006 and December 31, 2005, the amortized cost and estimated fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value
September 30, 2006	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	2	$939	$(35)	$904
United States Government sponsored agencies	75	3,047,635	(92,064)	2,955,571
Public utilities	17	92,600	(3,522)	89,078
Corporate securities	75	510,945	(18,906)	492,039
Redeemable preferred stocks	12	40,183	(1,959)	38,224
Mortgage and asset-backed securities:
United States Government and agencies	8	116,657	(1,309)	115,348
Non-government	23	365,451	(15,202)	350,249
	212	$4,174,410	$(132,997)	$4,041,413

Held for investment:
United States Government sponsored agencies	89	$4,991,055	$(281,660)	$4,709,395
	89	$4,991,055	$(281,660)	$4,709,395

Equity securities, available for sale:
Non-redeemable preferred stocks	7	$30,040	$(971)	$29,069
Common stocks	2	3,210	(279)	2,931
	9	$33,250	$(1,250)	$32,000

	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value
December 31, 2005	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	2	$902	$(24)	$878
United States Government sponsored agencies	70	2,822,317	(67,471)	2,754,846
Public utilities	15	84,690	(1,306)	83,384
Corporate securities	54	374,502	(12,596)	361,906
Redeemable preferred stocks	10	35,013	(2,076)	32,937
Mortgage and asset-backed securities:
United States Government and agencies	7	47,053	(160)	46,893
Non-government	25	280,226	(12,933)	267,293
	183	$3,644,703	$(96,566)	$3,548,137

Held for investment:
United States Government sponsored agencies	81	$4,541,914	$(113,290)	$4,428,624
	81	$4,541,914	$(113,290)	$4,428,624

Equity securities, available for sale:
Non-redeemable preferred stocks	12	$44,665	$(2,075)	$42,590
Common stocks	5	8,816	(1,534)	7,282
	17	$53,481	$(3,609)	$49,872

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2006 and December 31, 2005, by contractual maturity, that were in an unrealized loss position are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
September 30, 2006
Due after one year through five years	$45,288	$44,595	$—	$—
Due after five years through ten years	405,207	385,378	—	—
Due after ten years through twenty years	2,088,323	2,033,917	348,208	341,089
Due after twenty years	1,153,484	1,111,926	4,642,847	4,368,306
	3,692,302	3,575,816	4,991,055	4,709,395
Mortgage-backed and asset-backed securities	482,108	465,597	—	—
	$4,174,410	$4,041,413	$4,991,055	$4,709,395

December 31, 2005
Due after one year through five years	$31,264	$29,906	$—	$—
Due after five years through ten years	367,098	351,739	—	—
Due after ten years through twenty years	1,821,658	1,783,303	347,612	343,806
Due after twenty years	1,097,404	1,069,003	4,194,302	4,084,818
	3,317,424	3,233,951	4,541,914	4,428,624
Mortgage-backed and asset-backed securities	327,279	314,186	—	—
	$3,644,703	$3,548,137	$4,541,914	$4,428,624

The table below presents our fixed maturity securities by National Association of Insurance Commissioners (NAIC) designation and the equivalent ratings of the nationally recognized securities rating organizations (dollars in thousands).

		September 30, 2006		December 31, 2005
NAIC Designation	Rating Agency Equivalent	Carrying Amount	Percent	Carrying Amount	Percent

1	Aaa/Aa/A	$8,808,484	93.7%	$8,368,330	94.0%
2	Baa	481,462	5.1%	416,614	4.7%
3	Ba	86,368	0.9%	93,335	1.0%
4	B	18,852	0.2%	3,396	0.1%
5	Caa and lower	—	—	11,719	0.1%
6	In or near default	4,449	0.1%	6,716	0.1%
	Total fixed maturities	$9,399,615	100.0%	$8,900,110	100.0%

At September 30, 2006 and December 31, 2005, the fair value of investments we owned that were non-investment grade was $109.7 million and $115.2 million, respectively. Non-investment grade securities represented 1.2% at September 30, 2006 and 0.9% at December 31, 2005, of the fair value of our fixed maturity securities. The unrealized losses on investments we owned that were non-investment grade at September 30, 2006 and December 31, 2005, were $5.6 million and $5.8 million, respectively. The unrealized losses on such securities at September 30, 2006 and December 31, 2005 represented 1.3% and 2.8%, respectively, of gross unrealized losses on fixed maturity securities.

At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to book value and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. We include these securities on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movement in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we have the ability and intent to hold these securities to maturity or until a market recovery is realized. There were no securities on our watch list at September 30, 2006.

During the third quarter of 2006, we made the determination that an other than temporary impairment had occurred on two of our securities in the automotive industry due to deteriorations in the issuer’s operations and several downgrades in the issuer’s credit rating. The write down/realized loss on these securities was $1.3 million for the three months and nine months ended September 30, 2006.

During the first quarter of 2006, we made the determination that an other than temporary impairment had occurred on two of our asset-backed securities backed by leases on airplanes. The other than temporary impairment on these securities resulted from continuing problems in the airline industry and deterioration in the underlying collateral which resulted in changes in the amount of expected principal and interest payments. Concurrent with the determination that these securities were other than temporarily impaired, we decided to sell these securities. The write down/realized loss on these securities was $2.5 million for the nine months ended September 30, 2006. We had previously written down these securities by $1.9 million during 2001, $3.0 million during 2002, $2.9 million during 2003 and $2.7 million during 2005 ($1.5 million during the third quarter of 2005) due to deterioration in the underlying collateral.

During the third quarter of 2005, we made the determination that an other than temporary impairment had occurred on one of our airline securities based upon the uncertainty regarding the recovery of all principal and interest payments subsequent to the issuer filing bankruptcy on September 14, 2005. The write down/realized loss on this security was $5.8 million for the three months and nine months ended September 30, 2005.

During the second quarter of 2005, we made the determination that an other than temporary impairment had occurred on two of our asset-backed securities backed by installment sales contracts secured by manufactured homes and liens on real estate. Concurrent with the determination that these securities were other than temporarily impaired, we decided to sell these securities. The write down/realized loss on these securities was $2.7 million for the nine months ended September 30, 2005. We had previously written down these securities by $6.9 million and $11.3 million during 2003 and 2004, respectively, due to deterioration in the underlying collateral.

In making the decisions to write down the securities described above, we considered whether the factors leading to those write downs impacted any other securities held in our portfolio. In cases where we determined that a decline in value was related to an industry-wide concern, we considered the impact of such concern on all securities we held within that industry classification.

For each of the securities discussed above that were sold at a loss, there was an unexpected event resulting in a decline in credit quality which occurred shortly before the sale. This led to the decision to sell the securities at a loss concurrent with the decision that an additional impairment charge was required. Accordingly, in all cases, this did not contradict our previous assertion that we had the ability and intent to hold the securities until recovery in value.

At September 30, 2006 and December 31, 2005, we held $1.7 billion and $1.3 billion, respectively, of mortgage loans with commitments outstanding of $48.4 million at September 30, 2006. The portfolio consists of commercial mortgage loans diversified as to property type, location, and loan size. The loans are collateralized by the related properties. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. As of September 30, 2006, there were no delinquencies or defaults in our mortgage loan portfolio. The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows (dollars in thousands):

	September 30, 2006		December 31, 2005
	Carrying Amount	Percent	Carrying Amount	Percent

Geographic distribution
East	$361,125	21.8%	$283,085	21.4%
Middle Atlantic	108,077	6.5%	93,579	7.1%
Mountain	267,068	16.1%	198,476	15.0%
New England	43,569	2.6%	47,839	3.6%
Pacific	135,946	8.2%	117,977	8.9%
South Atlantic	291,715	17.6%	213,423	16.1%
West North Central	306,248	18.5%	258,181	19.6%
West South Central	145,118	8.7%	109,077	8.3%
Total	$1,658,866	100.0%	$1,321,637	100.0%

	September 30, 2006		December 31, 2005
	Carrying Amount	Percent	Carrying Amount	Percent

Property type distribution
Office	$494,603	29.8%	$384,606	29.1%
Medical Office	80,429	4.8%	75,716	5.7%
Retail	376,606	22.7%	285,715	21.6%
Industrial/Warehouse	387,526	23.4%	346,461	26.2%
Hotel	76,588	4.6%	52,274	4.0%
Apartment	95,982	5.8%	68,795	5.2%
Mixed use/other	147,132	8.9%	108,070	8.2%
Total	$1,658,866	100.0%	$1,321,637	100.0%

Liquidity

On February 15, 2006 and July 7, 2006, American Equity Capital Trust XII (“Trust XII”) issued $30.0 million and $10.0 million, respectively, of floating rate (three month London Interbank Offered Rate plus 3.50%) trust preferred securities. In connection with the issuance of these trust preferred securities and the related purchase by us of all of the Trust’s common securities, we issued $30.9 million and $10.3 million in principal amount of our floating rate subordinated debentures due April 7, 2036 to Trust XII. The sole assets of Trust XII are the subordinated debentures and any interest accrued thereon. The terms of the preferred securities issued by Trust XII parallel the terms of the subordinated debentures. Our obligations under the subordinated debentures and related agreements provide a full and unconditional guarantee of payments due under the trust preferred securities. In accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, we do not consolidate our subsidiary trusts and record our subordinated debt obligations to the trusts and our equity investments in the trusts. See notes 1 and 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005

The statutory capital and surplus of our life insurance subsidiaries at September 30, 2006 was $974.0 million. American Equity

Life made surplus note interest payments to us of $3.1 million during the nine months ended September 30, 2006. For the remainder of 2006, up to $68.7 million can be distributed by American Equity Life as dividends without prior regulatory approval. Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had approximately $144.8 million of statutory earned surplus at September 30, 2006.

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

Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities issued by Trust III, IV, VII, VIII, IX, X, XI (beginning on December 31, 2010) and XII bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $144.5 million at September 30, 2006. The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (participation or asset fee rates for index annuities) on substantially all of our annuity policies at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

If interest rates were to increase 10% (48 basis points) from levels at September 30, 2006, we estimate that the fair value of our fixed maturity securities would decrease by approximately $374.1 million. The impact on stockholders’ equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be an increase of $49.2 million in the accumulated other comprehensive loss. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means as discussed earlier. See Financial Condition - Liquidity for Insurance Operations included in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2005.

At September 30, 2006, 83% of our fixed income securities have call features and 16% were subject to call redemption. Another 41% will become subject to call redemption through December 31, 2006. There were no bonds called during the nine months ended September 30, 2006. During the nine months ended September 30, 2005, we received $1.5 billion in net redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on our annuity liabilities, we have the ability to reduce crediting rates on most of our annuity liabilities to maintain the spread at our targeted level. At September 30, 2006, approximately 94% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates of 2% to 4%.

With respect to our index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products. For the nine months ended September 30, 2006 and 2005, the annual index credits to policyholders on their anniversaries were $129.2 million and $69.7 million, respectively. Proceeds received at expiration of these options related to such credits were $126.9 million and $66.8 million, respectively. The difference between proceeds received at expiration of these options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us. Within our hedging process we purchase options out of the money to the extent of anticipated minimum guaranteed interest on index policies. On the anniversary dates of the index policies, we purchase new one-year call options to fund the next annual index credits. The risk associated with these prospective purchases is the uncertainty of the cost, which will determine whether we are able to earn our spread on our index business. This is a risk we attempt to manage through the terms of our index annuities, which permit us to change annual participation rates, asset fees, and caps, subject to contractual features. By modifying participation rates, asset fees or caps, we can limit option costs to budgeted amounts, except in cases where the contractual features would prevent further modifications. Based upon actuarial testing which we conduct as a part of the design of our index products and on an ongoing basis, we believe the risk that contractual features would prevent us from controlling option costs is not material.

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

There have been no other changes in our internal control over financial reporting that have materially affected internal control over financial reporting subsequent to the date of such evaluation.

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

Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in several purported class action lawsuits filed in state courts alleging improper sales practices. In these lawsuits, the plaintiffs are seeking returns of premiums and other compensatory and punitive damages. We have reached a final settlement in one of these cases, the impact of which is deemed to be immaterial. The class was certified as such incident to the settlement of that class. No class has been certified in any of the other pending cases at this time. Although we have denied all allegations in these lawsuits and intend to vigorously defend against them, the lawsuits are in the early stages of litigation and neither their outcomes nor a range of possible outcomes can be determined at this time. However, we do not believe that these lawsuits will have a material adverse effect on our business, financial condition, or results of operations.

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

Item 6. Exhibits

4.31                                                   Amended and Restated Indenture dated July 7, 2006 between American Equity Investment Life Holding Company and Wells Fargo Bank, National Association, as trustee

4.32                                                   Amended and Restated Guarantee Agreement dated July 7, 2006 between American Equity Investment Life Holding Company and Wells Fargo Bank, National Association, as trustee

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

Date: November 3, 2006	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

	By:	/s/ David J. Noble
David J. Noble, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wendy L. Carlson
Wendy L. Carlson, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Vice President - Accounting
(Principal Accounting Officer)