Form 10-K
period 2006-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2007-03-13
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $534,726,579 based on the closing price of $10.66 per share, the closing price of the common stock on the New York Stock Exchange on June 30, 2006.

Shares of common stock outstanding as of February 28, 2007: 56,170,874

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held June 7, 2007, which will be filed within 120 days after December 31, 2006, are incorporated by reference into Part III of this report.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006
TABLE OF CONTENTS

PART I.
Item 1.	Business	3
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	21
Item 2.	Properties	21
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Consolidated Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 8.	Consolidated Financial Statements and Supplementary Data	50
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	50
Item 9A.	Controls and Procedures	50
Item 9B.	Other Information	52
PART III.
	The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2006.	53
PART IV.
Item 15.	Exhibits, Financial Statement Schedules	53
SIGNATURES		54
Index to Consolidated Financial Statements and Schedules		F-1

Exhibit Index
Exhibit 12.1	Ratio of Earnings to Fixed Charges
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 23.2	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Certification
Exhibit 31.2	Certification
Exhibit 32.1	Certification
Exhibit 32.2	Certification

PART I

Item 1.                Business

Introduction

We were formed on December 15, 1995 to develop, market, issue and administer annuities and life insurance. We are a full service underwriter of a broad array of annuity and insurance products through our two life insurance subsidiaries, American Equity Investment Life Insurance Company (“American Equity Life”) and American Equity Investment Life Insurance Company of New York. Our business consists primarily of the sale of fixed rate and index annuities and, accordingly, we have only one business segment. Our business strategy is to focus on our annuity business and earn predictable returns by managing investment spreads and investment risk. We are currently licensed to sell our products in 50 states and the District of Columbia.

Investor related information, including periodic reports filed on Forms 10-K, 10-Q and 8-K and all amendments to such reports may be found on our internet website at www.american-equity.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission (“SEC”). In addition, we have available on our website our: (i) code of business conduct and ethics; (ii) audit committee charter; (iii) compensation committee charter; (iv) nominating/corporate governance committee charter and (v) corporate governance guidelines.

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

According to LIMRA International, total industry sales of individual annuities were $236.2 billion in 2006 and $216.4 billion in 2005. Fixed annuity sales, which include index and fixed rate annuities were $75.6 billion in 2006 and $79.5 billion in 2005. Sales of index annuities decreased 10% to $24.5 billion in 2006 from $27.2 billion in 2005. We believe index annuities, which have a crediting rate linked to the change in various indices, appeal to policyholders interested in participating in returns linked to equity and/or bond markets without the risk of loss of principal. Our wide range of fixed rate and index annuity products has enabled us to enjoy favorable growth during volatile equity and bond markets.

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

Fixed Rate Annuities

These products, which accounted for approximately 4%, 7% and 16% of our total annuity deposits collected for the years ended December 31, 2006, 2005 and 2004, respectively, include single premium deferred annuities (“SPDAs”), flexible premium deferred annuities (“FPDAs”) and single premium immediate annuities (“SPIAs”). An SPDA generally involves the tax-deferred accumulation of interest on a single premium paid by the policyholder. The annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, or for a combination of these payment options. We also sell SPDAs under which the annual crediting rate is guaranteed for up to a five-year period. FDPAs are similar to SPDAs in many respects, except that the FPDA allows additional deposits in varying amounts by the policyholder without a new application.

Our SPDAs and FPDAs (excluding the multi-year rate guaranteed products) generally have an interest rate (the “crediting rate”) that is guaranteed by us for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. The guaranteed rate on our non-multi-year rate guaranteed policies ranges from 2.20% to 4.00%. The initial guaranteed rate on our multi-year rate guaranteed policies ranges from 4.00% to 7.00%. The initial crediting rate is largely a function of the interest rate we can earn on invested assets acquired with new annuity deposits and the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender assumptions, competitive industry pricing and crediting rate history for particular groups of annuity policies with similar characteristics.

Approximately 98%, 96% and 99% of our fixed rate annuity sales during the years ended December 31, 2006, 2005 and 2004, respectively, were “bonus” products. The initial crediting rate on these products specifies a bonus crediting rate ranging from 1% to 7% of the annuity deposit. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established. Generally, there is a compensating adjustment in the commission paid to the agent or the surrender charges on the policy to offset the first year interest bonus. In all situations, we obtain an acknowledgment from the policyholder, upon policy issuance, that a specified portion of the first year interest will not be paid in renewal years. As of December 31, 2006, crediting rates on our outstanding fixed rate annuities generally ranged from 3.00% to 5.30%, excluding interest bonuses guaranteed for the first year. The average crediting rate on fixed rate annuities including interest bonuses at December 31, 2006 was 3.40%, and the average crediting rate on those products excluding bonuses was 3.34%.

Policyholders are typically permitted to withdraw all or a part of the premium paid, plus accrued interest credited to the account (the “accumulation value”), subject to the assessment of a surrender charge for withdrawals in excess of specified limits. Most of our SPDAs and FPDAs provide for penalty-free withdrawals of up to 10.00% of the accumulation value each year after the first year, subject to limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period which generally ranges from 3 to 15 years after the date the policy is issued. This surrender charge is initially 8.00% to 25.00% of the accumulation value and generally decreases by approximately one to two percentage points per year during the surrender charge period. Surrender charges are set at levels aimed at protecting us from loss on early terminations and reducing the likelihood of policyholders terminating their policies during periods of increasing interest rates. This practice lengthens the effective duration of the policy liabilities and enhances our ability to maintain profitability on such policies.

Our SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder’s choice at the time of issue. The amounts, frequency, and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 3.54% and 3.60% at December 31, 2006 and 2005, respectively.

Index Annuities

Index annuities accounted for approximately 96%, 93% and 84% of the total annuity deposits collected for the years ended December 31, 2006, 2005 and 2004, respectively. These products allow policyholders to link returns to the performance of a particular index without the risk of loss of their principal. Most of these products allow policyholders to transfer funds once a year among several different crediting strategies, including one or more index based strategies and a traditional fixed rate strategy.

The annuity contract value is equal to the premiums paid increased for returns which are based upon a percentage (the “participation rate”) of the annual appreciation (based in certain situations on monthly averages or monthly point-to-point calculations) in a recognized index or benchmark. The participation rate, which we may reset annually, generally varies among the index products from 50% to 100%. Some products apply an overall limit (or “cap”), ranging from 5% to 13%, on the amount of annual interest the policyholder may earn in any one contract year, and the applicable cap may also be adjusted annually subject to stated minimums. In addition, some of the products also have an “asset fee” ranging from 1.5% to 5%, which is deducted from annual interest to be credited. For products with asset fees, if the annual appreciation in the index does not exceed the asset fee, the policyholder’s index credit is zero. The minimum guaranteed contract values are equal to 80% to 100% of the premium collected plus interest credited at an annual rate ranging from 2.0% to 3.5%. We purchase options on the applicable indices as an investment to provide the income needed to fund the amount of the index credits on the index products. The setting of the participation rates, caps and asset fees is a function of the interest rate we can earn on the invested assets acquired with annuity fund deposits, cost of options and features offered on similar products by competitors. Approximately 76%, 66% and 57% of our index annuity sales for the years ended December 31, 2006, 2005 and 2004, respectively, were “premium bonus” products. The initial annuity deposit on these policies is increased at issuance by the specified premium bonus ranging from 1.5% to 10%. Generally, there is a compensating adjustment in the commission paid to the agent or the surrender changes on the policy to offset the premium bonus.

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

Variable Annuity

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

Life Insurance

These products include traditional ordinary and term, universal life and other interest-sensitive life insurance products. We have approximately $2.6 billion of life insurance in force as of December 31, 2006. We intend to continue offering a complete line of life insurance products for individual and group markets. Premiums related to this business accounted for 2% of the revenues in the years ended December 31, 2006 and 2005 and 3% of the revenues in the year ended December 31, 2004.

Investments

Investment activities are an integral part of our business, and net investment income is a significant component of our total revenues. Profitability of many of our products is significantly affected by spreads between interest yields on investments and rates credited on annuity liabilities. Although substantially all credited rates on non-multi-year rate guaranteed SPDAs and FPDAs may be changed annually, subject to minimum guarantees, changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. For the year ended December 31, 2006, the weighted average yield, computed on the average amortized cost basis of our investment portfolio, was 6.14% and the weighted average cost of our liabilities, excluding amortization of deferred sales inducements and interest bonuses guaranteed for the first year of the annuity contract was 3.41%.

We manage the indexed-based risk component of our index annuities by purchasing call options on the applicable indices to fund the annual index credits on these annuities and by adjusting the participation rates, cap rates and other product features to reflect the change in the cost of such options (which varies based on market conditions). All options are purchased to fund the index credits on our index annuities on their respective anniversary dates, and new options are purchased at each of the anniversary dates to fund the next annual index credits.

For additional information regarding the composition of our investment portfolio and our interest rate risk management, see Quantitative and Qualitative Disclosures About Market Risk and note 3 to our audited consolidated financial statements.

Marketing

We market our products through a variable cost brokerage distribution network of approximately 70 national marketing organizations and through them, 52,000 independent agents as of December 31, 2006. We emphasize high quality service to our agents and policyholders along with the prompt payment of commissions to our agents. We believe this has been significant in building excellent relationships with our existing agency force.

Our independent agents and agencies range in profile from national sales organizations to personal producing general agents. We aggressively recruit new agents and expect to continue to expand our independent agency force. In our recruitment efforts, we emphasize that agents have direct access to our executive officers, giving us an edge in recruiting over larger and foreign-owned competitors. We also have favorable relationships with our national marketing organizations, which have enabled us to efficiently sell through an expanded number of independent agents. We are currently licensed to sell our products in 50 states and the District of Columbia.

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

One of our national marketing organizations accounted for more than 10% of the annuity deposits collected during 2006 representing 14% of the annuity deposits and insurance premiums collected. The states with the largest share of direct premiums collected during 2006 were: Florida (13.2%), California (8.5%), Texas (7.9%), Illinois (7.7%) and Michigan (4.8%).

Competition and Ratings

We operate in a highly competitive industry. Many of our competitors are substantially larger and enjoy substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships. Our annuity products compete with index, fixed rate and variable annuities sold by other insurance companies and also with mutual fund products, traditional bank investments and other investment and retirement funding alternatives offered by asset managers, banks, and broker-dealers. Our insurance products compete with products of other insurance companies, financial intermediaries and other institutions based on a number of features, including crediting rates, policy terms and conditions, service provided to distribution channels and policyholders, ratings, reputation and broker compensation.

The sales agents for our products use the ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer’s annuity to market. In recent years, the market for annuities has been dominated by those insurers with the highest ratings. American Equity Life has received a financial strength rating of “A-” (Excellent) with a stable outlook from A.M. Best Company and “BBB+” with a stable outlook from Standard & Poor’s. A.M. Best Company changed their rating from “B++” (Very Good) to “A-” (Excellent) in August 2006. In July, 2002, A.M. Best Company and Standard & Poor’s adjusted our financial strength ratings from “A-”(Excellent) to “B++”(Very Good) and “A-” to “BBB+”, respectively. The degree to which ratings adjustments have affected sales and persistency is unknown. We believe the rating upgrade from A.M. Best Company in 2006 will enhance our competitive position and improve our prospects for future sales. However, the degree to which this rating upgrade will effect future sales and persistency is unknown.

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

A.M. Best Company ratings currently range from “A++” (Superior) to “F” (In Liquidation), and include 16 separate ratings categories. Within these categories, “A++” (Superior) and “A+” (Superior) are the highest, followed by “A” (Excellent) and “A-” (Excellent) then followed by “B++” (Very Good) and “B+” (Very Good). Publications of A.M. Best Company indicate that the “A-” rating is assigned to those companies that, in A.M. Best Company’s opinion, have demonstrated an excellent ability to meet their ongoing obligations to policyholders.

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

Reinsurance

Coinsurance

American Equity Life has entered into two coinsurance agreements with EquiTrust Life Insurance Company (“EquiTrust”), an affiliate of Farm Bureau Life Insurance Company (“Farm Bureau”), covering 70% of certain of our fixed rate and index annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003, and 20% of those contracts issued from January 1, 2004 to July 31, 2004, when the agreement was suspended by mutual consent of the parties. As a result of the suspension, new business is no longer ceded to EquiTrust. The business reinsured under these agreements is not eligible for recapture before the expiration of 10 years. Coinsurance deposits (aggregate policy benefit reserves transferred to EquiTrust under these agreements) were $1.8 billion and $2.0 billion at December 31, 2006 and 2005, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. EquiTrust has received a financial strength rating of “A” (Excellent) from A.M. Best Company. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible. As of December 31, 2006, Farm Bureau beneficially owned 5.4% of our common stock.

American Equity Life has also entered into a modified coinsurance agreement to cede 70% of its variable annuity business to EquiTrust. Separate account deposits ceded under this agreement during the years ended December 31, 2006, 2005 and 2004 were immaterial. The modified coinsurance agreement will continue until termination by written notice at the election of either party. Any such termination will apply to the submission or acceptance of new policies, and business reinsured under the agreement prior to any such termination is not eligible for recapture before the expiration of 10 years.

Financial Reinsurance

American Equity Life has entered into three reinsurance transactions with Hannover Life Reassurance Company of America, (“Hannover”), which are treated as reinsurance under statutory accounting practices and as financial reinsurance under U.S. generally accepted accounting principles (“GAAP”). The statutory surplus benefits under these agreements are eliminated under GAAP and the associated charges are recorded as risk charges and included in other operating costs and expenses in the consolidated statements of income. Hannover has received a financial strength rating of “A+” from A.M. Best Company. The first transaction became effective November 1, 2002 (the “2002 Hannover Transaction”), the second transaction became effective September 30, 2003 (the “2003 Hannover Transaction”) and the third transaction became effective October 1, 2005 (the “2005 Hannover Transaction”). The agreements for the 2002 and 2003 Hannover Transactions include a coinsurance segment and a yearly renewable term segment reinsuring a portion of death benefits payable on certain annuities issued from January 1, 2002 to December 31, 2002 and issued from January 1, 2003 to September 30, 2003. The coinsurance segments provide reinsurance to the extent of 6.88% (2002 Hannover Transaction) and 13.41% (2003 Hannover Transaction) of all risks associated with our annuity policies covered by these reinsurance agreements. The 2002 Hannover Transaction provided $29.8 million in net statutory surplus benefit during 2002 and the 2003 Hannover Transaction provided $29.7 million in net statutory surplus benefit during 2003. The statutory surplus benefits provided by the 2002 and 2003 Hannover Transactions were reduced by $13.6 million in 2006, $13.4 million in 2005 and $13.1 million in 2004. The remaining statutory surplus benefit under the 2002 and 2003 Hannover Transactions is expected to be reduced as follows: 2007 - $13.2 million; 2008 - $6.8 million. The 2005 Hannover Transaction is a yearly renewable term reinsurance agreement on inforce business covering 40% of waived surrender charges related to penalty free withdrawals and deaths. We may recapture the risks reinsured under this agreement as of the end of any quarter beginning October 1, 2008. We pay quarterly reinsurance premiums under this agreement with an experience refund calculated on a quarterly basis resulting in a risk charge equal to approximately 5.8% of the weighted average reserve credit recorded on a statutory basis by American Equity Life. The reserve credit recorded on a statutory basis by American Equity Life at December 31, 2006 and 2005 was $69.6 million and $59.0 million, respectively. Risk charges attributable to the three reinsurance transactions with Hannover were $5.0 million, $2.5 million and $2.2 million during 2006, 2005 and 2004, respectively.

Indemnity Reinsurance

Consistent with the general practice of the life insurance industry, American Equity Life enters into agreements of indemnity reinsurance with other insurance companies in order to reinsure portions of the coverage provided by its life and accident and health insurance products. Indemnity reinsurance agreements are intended to limit a life insurer’s maximum loss on a large or unusually hazardous risk or to diversify its risks. The maximum loss retained by us on all life insurance policies we have issued was $0.1 million or less as of December 31, 2006. Indemnity reinsurance does not discharge the original insurer’s primary liability to the insured. American Equity Life’s reinsured business related to these blocks of business is primarily ceded to two reinsurers. Reinsurance related to life and accident and health insurance that was ceded by us primarily to two reinsurers was immaterial. We believe the assuming companies will be able to honor all contractual commitments, based on our periodic review of their financial statements, insurance industry reports and reports filed with state insurance departments.

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

Our life subsidiaries are subject to periodic examinations by state regulatory authorities. In 2005, the Iowa Insurance Division completed an examination of American Equity Life as of December 31, 2003, although no adjustments to our 2003 statutory financial statements were recommended or required as a result of this examination, during 2005 we revised certain statutory reserve calculations in response to the examination report. The New York Insurance Department is currently conducting an examination of American Equity Life Insurance Company of New York as of December 31, 2004. We have not been informed of any material adjustments which will be recommended or required as a result of this examination.

The payment of dividends or the distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary’s state of domicile’s insurance department. Currently, American Equity Life may pay dividends or make other distributions without the prior approval of its state of domicile’s insurance department, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life’s statutory net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life’s statutory surplus at the preceding December 31. For 2007, up to approximately $99.2 million can be distributed as dividends by American Equity Life without prior approval of its state of domicile’s insurance department. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had approximately $161.0 million of statutory earned surplus at December 31, 2006.

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

In 1998, the SEC requested comments as to whether index annuities, such as those sold by us, should be treated as securities under the federal securities laws rather than as insurance products. Treatment of these products as securities would likely require additional registration and licensing of these products and the agents selling them, as well as cause us to seek additional marketing relationships for these products. No action has been taken by the SEC on this issue.

State insurance regulators and the National Association of Insurance Commissioners (“NAIC”), are continually reexamining existing laws and regulations and developing new legislation for the passage by state legislatures and new regulations for adoption by insurance authorities. Proposed laws and regulations or those still under development pertain to insurer solvency and market conduct and in recent years have focused on:

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

•       principles-based reserving;

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

The NAIC’s RBC requirements provide for four levels of regulatory attention depending on the ratio of a company’s total adjusted capital to its RBC. Adjusted capital is defined as the total of statutory capital, surplus, asset valuation reserve and certain other adjustments. Calculations using the NAIC formula at December 31, 2006, indicate that the ratio of total adjusted capital to RBC for American Equity Life exceeded the highest level at which regulatory action might be initiated by approximately 3.5 times.

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

Employees

As of December 31, 2006, we had approximately 280 full-time employees, of which approximately 270 are located in West Des Moines, Iowa, and 10 are located in the Pell City, Alabama office. We have experienced no work stoppages or strikes and consider our relations with our employees to be excellent. None of our employees are represented by a union.

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

•       Aviva USA;

•       Fidelity & Guaranty Life Insurance Company; and

•       ING USA Annuity & Life Insurance Company.

Our ability to compete depends in part on rates of interest credited to policyholder account balances or the parameters governing the determination of index credits which is driven by our investment performance. We will not be able to accumulate and retain assets under management for our products if our investment results underperform the market or the competition, since such underperformance likely would result in asset withdrawals and reduced sales.

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

We may also have difficulty selling our commercial mortgage loans because they are less liquid than our publicly traded securities. As of December 31, 2006, our commercial mortgage loans represented approximately 14.5% of the value of our invested assets. If we require significant amounts of cash on short notice, we may have difficulty selling these loans at attractive prices or in a timely manner, or both.

A key component of our net income is the investment spread. A narrowing of investment spreads may adversely affect operating results. Although we have the right to adjust interest crediting rates (referred to as “participation”, “asset fee” or “cap” rates for index annuities) on most products, changes to crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In general, our ability to lower crediting rates is subject to a minimum crediting rate filed with and approved by state regulators. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid the narrowing of spreads under certain market condition. Our policy structure generally provides for resetting of policy crediting rates at least annually and imposes withdrawal penalties for withdrawals during the first 5 to 17 years a policy is in force.

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

Managing the investment spread on our index annuities is more complex than it is for fixed rate annuity products. Index products are credited with a percentage (known as the “participation rate”) of gains in the Indices. Some of our index products have an annual asset fee which is deducted from the amount credited to the policy. In addition, caps are set on some products to limit the maximum amount which may be credited on a particular product. To fund the earnings to be credited to the index products, we purchase options on the Indices. The price of such options generally increases with increases in the volatility in the Indices and interest rates, which may either narrow the spread or cause us to lower participation rates or caps. Thus, the volatility of the Indices adds an additional degree of uncertainty to the profitability of the index products. We attempt to mitigate this risk by resetting participation rates, caps and asset fees annually on the policy anniversaries.

Our investment portfolio is also subject to credit quality risks which may diminish the value of our invested assets and affect our sales, profitability and reported book value per share.

We are subject to the risk that the issuers of our fixed maturity securities and other debt securities (other than our U.S. agency securities), and borrowers on our commercial mortgages, will default on principal and interest payments, particularly if a major downturn in economic activity occurs. At December 31, 2006, 82% of our invested assets consisted of fixed maturity securities, of which 1% were below investment grade. At December 31, 2006, there were no delinquencies in our commercial mortgage loan portfolio. An increase in defaults on our fixed maturity securities and commercial mortgage loan portfolios could harm our financial strength and reduce our profitability. We use derivative instruments to fund the annual credits on our index annuities. We purchase derivative instruments, consisting primarily of one-year call options, from a number of counterparties. Our policy is to acquire such options only from counterparties rated “A-” or better by a nationally recognized rating agency. If, however, our counterparties fail to honor their obligations under the derivative instruments, we will have failed to provide for crediting to policyholders related to the appreciation in the applicable indices. Any such failure could harm our financial strength and reduce our profitability.

Our reinsurance program involves risks because we remain liable with respect to the liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.

Our life insurance subsidiaries cede insurance to other insurance companies through reinsurance. In particular, American Equity Life has entered into two coinsurance agreements with EquiTrust, an affiliate of Farm Bureau covering 70% of certain of our fixed rate and index annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts for 2002 and 2003 and 20% of those contracts issued from January 1, 2004 to July 31, 2004, when the agreement was suspended by mutual consent of the parties. As a result of the suspension, new business is no longer ceded to EquiTrust. At December 31, 2006, the aggregate policy benefit reserve transferred to EquiTrust was approximately $1.8 billion. EquiTrust has been assigned a financial strength rating of “A” by A.M. Best Company. We remain liable with respect to the policy liabilities ceded to EquiTrust should it fail to meet the obligations assumed by it. As of December 31, 2006, Farm Bureau beneficially owned approximately 5.4% of our common stock.

In addition, we have entered into other types of reinsurance transactions including indemnity and financial reinsurance. Should any of these reinsurers fail to meet the obligations assumed under such reinsurance, we remain liable with respect to the liabilities ceded.

We may experience volatility in net income due to accounting standards for derivatives.

Pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended, all of our derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings. This impacts the items of revenue and expense we report for our index annuity business as follows:

•       We must mark to market the purchased call options we use to fund the annual index credits on our index annuities based upon quoted market prices from related counterparties. We record the change in fair value of these options as a component of our revenues. Included within the change in fair value of the options is an element reflecting the time value of the options, which initially is their purchase cost declining to zero at the end of their one-year lives. The change in fair value of derivatives also includes proceeds received at expiration of the one-year option terms and gains or losses recognized upon early termination. For the years ended December 31, 2006, 2005 and 2004, the change in fair value of derivatives was $183.8 million, $(18.0) million and $28.7 million, respectively.

•       Under SFAS 133, the future annual index credits on our index annuities are treated as a “series of embedded derivatives” over the expected life of the applicable contracts. We are required to estimate the fair value of policy liabilities for index annuities, including the embedded derivatives, by valuing the “host” (or guaranteed) component of the liabilities and projecting (i) the expected index credits on the next policy anniversary dates and (ii) the net cost of annual options we will purchase in the future to fund index credits. Our estimates of the fair value of these embedded derivatives are based on assumptions related to underlying policy terms (including annual participation rates, asset fees, cap rates and minimum guarantees), index values, notional amounts, strike prices and expected lives of the policies. The change in fair value of embedded derivatives generally increases with increases in volatility in the Indices and interest rates. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the purchased options because the purchased options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceed 10 years. The change in fair value of embedded derivatives related to our index annuities included in the consolidated statements of income was $166.3 million, $26.4 million and $(8.6) million for the years ended December 31, 2006, 2005 and 2004, respectively.

•       We adjust the amortization of deferred policy acquisition costs and deferred sales inducements to reflect the impact of the items discussed above. Amortization of deferred policy acquisition costs and deferred sales inducements decreased by $9.6 million and $12.3 million for the years ended December 31, 2006 and 2005, respectively, and increased by $6.4 million for the year ended December 31, 2004 as a result of the application of SFAS 133.

The application of SFAS 133 in future periods to our index annuity business may cause substantial volatility in our reported net income.

If we do not manage our growth effectively, our financial performance could be adversely affected; our historical growth rates may not be indicative of our future growth.

We have experienced rapid growth since our formation in December 1995. For the year ended December 31, 2006, our deposits from sales of new annuities were $1.9 billion. Our work force has grown from approximately 65 employees and 4,000 independent agents as of December 31, 1997 to approximately 280 employees and 52,000 independent agents as of December 31, 2006. We intend to continue to grow by recruiting new independent agents, increasing the productivity of our existing agents, expanding our insurance distribution network, developing new products, expanding into new product lines, and continuing to develop new incentives for our sales agents. Future growth will impose significant added responsibilities on our management, including the need to identify, recruit, maintain and integrate additional employees, including management. There can be no assurance that we will be successful in expanding our business or that our systems, procedures and controls will be adequate to support our operations as they expand. In addition, due to our rapid growth and resulting increased size, it may be necessary to expand the scope of our investing activities to asset classes in which we historically have not invested or have not had significant exposure. If we are unable to adequately manage our investments in these classes, our financial condition or operating results in the future could be less favorable than in the past. Further, although recently deemphasized, we have utilized reinsurance in the past to support our growth. The future availability and cost of reinsurance is uncertain. Our failure to manage growth effectively, or our inability to recruit, maintain and integrate additional qualified employees and independent agents, could have a material adverse effect on our business, financial condition or results of operations. In addition, due to our rapid growth, our historical growth rates are not likely to accurately reflect our future growth rates or our growth potential. We cannot assure you that our future revenues will increase or that we will continue to be profitable.

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

We distribute our annuity products through a variable cost distribution network which included over 70 national marketing organizations and approximately 52,000 independent agents as of December 31, 2006. We must attract and retain such marketers and agents to sell our products. Insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers and agents primarily on the basis of our financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers and agents also depends upon the long-term relationships we develop with them. If we are unable to attract and retain sufficient marketers and agents to sell our products, our ability to compete and our revenues would suffer.

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

We are subject to regulation under applicable insurance statutes, including insurance holding company statutes, in the various states in which our life insurance subsidiaries write insurance. Our life insurance subsidiaries are domiciled in New York and Iowa. We are currently licensed to sell our products in 50 states and the District of Columbia. Insurance regulation is intended to provide safeguards for policyholders rather than to protect shareholders of insurance companies or their holding companies.

Regulators oversee matters relating to trade practices, policy forms, claims practices, guaranty funds, types and amounts of investments, reserve adequacy, insurer solvency, minimum amounts of capital and surplus, transactions with related parties, changes in control and payment of dividends.

State insurance regulators and the NAIC continually reexamine existing laws and regulations, and may impose changes in the future.

Our life insurance subsidiaries are subject to the NAIC’s RBC requirements which are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Our life insurance subsidiaries also may be required, under solvency or guaranty laws of most states in which they do business, to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities or insolvent insurance companies.

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

From time to time, various tax law changes have been proposed that could have an adverse effect on our business, including the elimination of all or a portion of the income tax advantages described above for annuities and life insurance. If legislation were enacted to eliminate the tax deferral for annuities, such a change would have an adverse effect on our ability to sell non-qualified annuities. Non-qualified annuities are annuities that are not sold to a qualified retirement plan.

The 2001 Act implemented a staged reduction in individual federal income tax rates that began in 2001. The enactment of the Jobs and Growth Tax Relief Reconciliation Act of 2003 accelerated such rate reductions. While the reduction in income tax rates is temporary (pre-2001 rates will return in 2011), the present value of the tax deferred advantage of annuities and life insurance products is less, which might hinder our ability to sell such products and/or increase the rate at which our current policyholders surrender their policies.

We face risks relating to litigation, including the costs of such litigation, management distraction and the potential for damage awards, which may adversely impact our business.

We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulatory bodies, such as state insurance departments, the SEC, the National Association of Securities Dealers, Inc., the Department of Labor, and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974, as amended, and laws governing the activities of broker-dealers. Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in several purported class action lawsuits filed in state and federal courts alleging, among other things, improper sales practices. In these lawsuits, the plaintiffs are seeking, among other things, returns of premiums and other compensatory and punitive damages. We have reached a final settlement in one of these cases, which was immaterial. No class has been certified in any of the other pending cases at this time. Although we have denied all allegations in the lawsuits and intend to vigorously defend them, the lawsuits are in the early stages of litigation and neither the outcomes nor a range of possible outcomes can be determined at this time. Although we do not believe that these lawsuits will have a material adverse effect on our business, financial condition or results of operations, there can be no assurance that such litigation, or any future litigation, will not have such an effect, whether financially, through distraction of our management or otherwise.

A downgrade in our credit or financial strength ratings may increase our future cost of capital and may reduce new sales, adversely affect relationships with distributors and increase policy surrenders and withdrawals.

Currently, our senior unsecured indebtedness carries a “bbb-” rating from A.M. Best Company and a “BB+” rating from Standard & Poor’s. Our ability to maintain such ratings is dependent upon the results of operations of our subsidiaries and our financial strength. If we fail to preserve the strength of our balance sheet and to maintain a capital structure that rating agencies deem suitable, it could result in a downgrading of the ratings applicable to our senior unsecured indebtedness. A downgrading would likely reduce the fair value of the common stock and may increase our future cost of capital.

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

American Equity Life has received financial strength ratings of “A-” (Excellent) with a stable outlook from A.M. Best Company and “BBB+” with a stable outlook from Standard & Poor’s. A.M. Best Company ratings currently range from “A++” (Superior) to “F” (In Liquidation), and include 16 separate ratings categories. Within these categories, “A++” (Superior) and “A+” (Superior) are the highest, followed by “A” (Excellent), “A-” (Excellent), “B++”(Very Good) and “B+”(Very Good). Publications of A.M. Best Company indicate that the “A-” rating is assigned to those companies that, in A.M. Best Company’s opinion, have demonstrated an excellent ability to meet their ongoing obligations to policyholders. Standard & Poor’s insurer financial strength ratings currently range from “AAA” to “NR”, and include 21 separate ratings categories. Within these categories, “AAA” and “AA” are the highest, followed by “A” and “BBB”. Publications of Standard & Poor’s indicate that an insurer rated “BBB” or higher is regarded as having strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are higher rated insurers.

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

Our system of internal control ensures the accuracy or completeness of our disclosures and a loss of public confidence in the quality of our internal controls or disclosures could have a negative impact on us.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to provide an annual report on our internal control over financial reporting, including an assessment as to whether or not our internal control over financial reporting is effective. We are also required to have our auditors attest to our assessment and to opine on the effectiveness of our internal control over financial reporting. We have in the past discovered, and may in the future discover areas of our internal control that need remediation. If we determine that our remediation has been ineffective, or we identify additional material weaknesses in our internal control over financial reporting, we could be subjected to additional regulatory scrutiny, future delays in filing our financial statements and a loss of public confidence in the reliability of our financial statements, which could have a negative impact on our liquidity, access to capital markets, and financial condition.

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

Item 1B.       Unresolved Staff Comments

None.

Item 2.                Properties

We lease approximately 60,000 square feet for our principal offices in West Des Moines, Iowa, under an operating lease that expires in 2011. We also lease approximately 6,000 square feet for our office in Pell City, Alabama, pursuant to an operating lease that expires on December 31, 2007.

Item 3.                Legal Proceedings

We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulatory bodies, such as state insurance departments, the SEC, the NASD, the Department of Labor, and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974, as amended and laws governing the activities of broker-dealers.

Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in several purported class action lawsuits alleging improper sales practices. In these lawsuits, the plaintiffs are seeking returns of premiums and other compensatory and punitive damages. We have reached a settlement in one of these cases. The impact of the settlement was immaterial. No class has been certified in any of the other pending cases at this time. Although we have denied all allegations in these lawsuits and intend to vigorously defend against them, the lawsuits are in the early stages of litigation and neither their outcomes nor a range of possible outcomes can be determined at this time. However, we do not believe that these lawsuits will have a material adverse effect on our business, financial condition or results of operations.

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

Item 4.                Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol AEL. The following table sets forth the high and low prices of our common stock as quoted on the NYSE.

2006	High	Low
First Quarter	$14.34	$12.76
Second Quarter	$14.60	$10.66
Third Quarter	$12.55	$10.07
Fourth Quarter	$13.44	$11.90

2005
First Quarter	$12.92	$10.14
Second Quarter	$12.79	$10.08
Third Quarter	$11.96	$10.41
Fourth Quarter	$13.06	$10.83

As of December 31, 2006, there were approximately 13,600 holders of our common stock. In 2006 and 2005, we paid an annual cash dividend of $0.05 and $0.04, respectively, per share on our common stock. We intend to continue to pay an annual cash dividend on such shares so long as we have sufficient capital and/or future earnings to do so. However, we anticipate retaining most of our future earnings, if any, for use in our operations and the expansion of our business. Any further determination as to dividend policy will be made by our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.

Since we are a holding company, our ability to pay cash dividends depends in large measure on our subsidiaries’ ability to make distributions of cash or property to us. Iowa insurance laws restrict the amount of distributions American Equity Life can pay to us without the approval of the Iowa Insurance Division. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and note 11 to our audited consolidated financial statements.

On December 20, 2005, we completed an additional offering of 13,000,000 shares of our common stock at a price of $11.60 per share. The managing underwriters for the offering were Raymond James & Associates, Inc., Friedman, Billings, Ramsey & Co., Inc., SunTrust Robinson Humphrey, Cochran, Caronia Securities, LLC and Oppenheimer & Co., Inc. Pursuant to the over-allotment option granted to the underwriters in the offering, the underwriters purchased an additional 1,950,000 shares on December 30, 2005. The aggregate gross proceeds to us from this additional offering were approximately $173.4 million. The aggregate net proceeds to us from the offering were approximately $163.5 million after deducting $9.1 million in discounts and commissions paid to the underwriters and $0.8 million in other expenses incurred in connection with the offering. The net proceeds were contributed to American Equity Life to fund future growth of its annuity business.

There were no sales of unregistered equity securities during 2006.

Issuer Purchases of Equity Securities

The following table sets forth issuer purchases of equity securities for the year ended December 31, 2006.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 through January 31, 2006	20,000	$13.14	20,000	1,441,683
February 1, 2006 through February 28, 2006	—	—	—	1,441,683
March 1, 2006 through March 31, 2006	114,000	14.00	114,000	1,327,683
April 1, 2006 through April 30, 2006	—		—	1,327,683
May 1, 2006 through May 31, 2006	—		—	1,327,683
June 1, 2006 through June 30, 2006	—		—	1,327,683
July 1, 2006 through July 31, 2006	—		—	1,327,683
August 1, 2006 through August 31, 2006	533,125	11.46	533,125	794,558
September 1, 2006 through September 30, 2006	318,547	12.35	318,547	490,011
October 1, 2006 through October 31, 2006	—	—	—	490,011
November 1, 2006 through November 30, 2006	36,750	12.97	36,750	453,261
December 1, 2006 through December 31, 2006	39,143	12.88	39,143	639,566
Total	1,061,565	$12.14	1,061,565

(1)          Activity in this table represents the following items:

Our 1996 Stock Option Plan, 2000 Employee Stock Option Plan and 2000 Directors Stock Option Plan provide for the grant of stock options to officers, directors and employees. Under the plans, the purchase price for any shares purchased pursuant to the exercise of an option shall be paid in full upon such exercise in cash or by transferring common shares of the Company to the Company.

We have a Rabbi Trust, the NMO Deferred Compensation Trust, which purchases our common shares to fund the amount of shares earned by our agents under the NMO Deferred Compensation Plan.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2006.

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

	Year ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues
Traditional life and accident and health insurance premiums	$13,622	$13,578	$15,115	$13,686	$13,664
Annuity and single premium universal life product charges	39,472	25,686	22,462	20,452	15,376
Net investment income	677,638	554,118	428,385	357,295	308,548
Realized gains (losses) on investments	1,345	(7,635)	943	6,946	(122)
Change in fair value of derivatives	183,783	(18,029)	28,696	52,525	(57,753)
Total revenues	915,860	567,718	495,601	450,904	279,713
Benefits and expenses
Insurance policy benefits and change in future policy benefits	8,808	8,504	10,151	11,824	9,317
Interest credited to account balances	429,062	311,479	309,034	248,075	183,503
Change in fair value of embedded derivatives	151,057	31,087	(8,567)	66,801	(5,027)
Interest expense on amounts due to related party under General AgencyCommission and Servicing Agreement(a)	—	—	—	—	3,596
Interest expense on notes payable	20,382	16,324	2,358	2,713	1,901
Interest expense on subordinated debentures(a)	21,354	14,145	9,609	7,661	—
Interest expense on amounts due under repurchase agreements and otherinterest expense	32,931	11,280	3,148	1,278	1,777
Amortization of deferred policy acquisition costs	94,923	68,109	67,867	47,450	34,060
Other operating costs and expenses	40,418	35,896	32,520	25,794	21,635
Total benefits and expenses	798,935	496,824	426,120	411,596	250,762
Income before income taxes and minority interests	116,925	70,894	69,481	39,308	28,951
Income tax expense(a)	41,440	25,402	40,611	13,505	7,299
Income before minority interests	75,485	45,492	28,870	25,803	21,652
Minority interests in subsidiaries:
Minority interest(a)	—	2,500	(453)	363	—
Earnings attributable to company-obligated mandatorilyredeemable preferred securities of subsidiary trusts(a)	—	—	—	—	7,445
Net income	$75,485	$42,992	$29,323	$25,440	$14,207
Per Share Data:
Earnings per common share	$1.34	$1.09	$0.77	$1.45	$0.87
Earnings per common share—assuming dilution	$1.27	$0.99	$0.71	$1.21	$0.76
Dividends declared per common share	$0.05	$0.04	$0.02	$0.01	$0.01

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Consolidated Balance Sheet Data:
Total assets	$14,990,123	$14,042,794	$11,087,288	$8,962,841	$7,327,789
Policy benefit reserves	13,207,931	12,237,988	9,807,969	8,315,874	6,737,888
Amounts due to related party under General Agency Commissionand Servicing Agreement(a)	—	—	—	—	40,345
Notes payable(a)	266,383	281,043	283,375	46,115	43,333
Subordinated debentures(a)	268,489	230,658	173,576	116,425	—
Company-obligated mandatorily redeemable preferredsecurities issued by subsidiary trusts(a)	—	—	—	—	100,486
Total stockholders’ equity	595,066	519,358	305,543	263,716	77,478

	At and for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Other Data:
Book value per share(b)	$10.60	$9.35	$7.97	$7.19	$4.67
Return on equity(c)	13.6%	12.8%	10.3%	28.3%	23.7%
Number of agents	52,001	51,744	45,940	42,239	41,396
Life subsidiaries’ statutory capital and surplus	992,478	686,841	608,930	374,587	227,199
Life subsidiaries’ statutory net gain from operations before incometaxes and realized capital gains (losses)	95,217	112,498	93,640	45,822	53,535
Life subsidiaries’ statutory net income	89,875	40,534	47,711	25,404	26,010

(a)           On December 31, 2003, retroactive to January 1, 2003, we adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). During the first quarter of 2005, retroactive to January 1, 2003, we adopted FASB Staff Position No. FIN 46(R)-5, Implicit Variable Interests under FIN 46. See note 1 to our audited consolidated financial statements.

(b)           Book value per share is calculated as total stockholders’ equity less the liquidation preference of our series preferred stock divided by the total number of shares of common stock outstanding. Shares outstanding include shares held by rabbi trusts—see note 10 to our audited consolidated financial statements.

(c)            We define return on equity as net income divided by average total stockholders’ equity. Average total stockholders’ equity is determined based upon the total stockholders’ equity at the beginning and the end of the year. The computations of average stockholders’ equity for 2005 and 2003 have been calculated on a weighted average basis to recognize the significant increases in stockholders’ equity that resulted from the receipt of the net proceeds from our public offerings of common stock in December 2005 and 2003.

Item 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis reviews our consolidated financial position at December 31, 2006 and 2005, and our consolidated results of operations for the three years in the period ended December 31, 2006, and where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with our audited consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this report.

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

•       regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products; and

•       the risk factors or uncertainties listed from time to time in our private placement memorandums or filings with the SEC.

Overview

We specialize in the sale of individual annuities (primarily deferred annuities) and, to a lesser extent, we also sell life insurance policies. Under GAAP, premium collections for deferred annuities are reported as deposit liabilities instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liabilities for policyholder account balances and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender charges deducted from the account balances of policyholders in connection with withdrawals, realized gains and losses on investments and changes in fair value of derivatives. Components of expenses for products accounted for as deposit liabilities are interest credited to account balances, changes in fair value of embedded derivatives, amortization of deferred policy acquisition costs and deferred sales inducements, other operating costs and expenses and income taxes.

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

Our investment spread is summarized as follows:

	Year Ended December 31,
	2006	2005	2004
Average yield on invested assets	6.14%	6.18%	6.28%
Cost of money:
Aggregate	3.41%	3.70%	3.90%
Average net cost of money for index annuities	3.28%	3.38%	3.37%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.25%	3.32%	3.47%
Multi-year rate guaranteed	4.81%	5.56%	5.57%
Investment spread:
Aggregate	2.73%	2.48%	2.38%
Index annuities	2.86%	2.80%	2.91%
Fixed rate annuities:
Annually adjustable	2.89%	2.86%	2.81%
Multi-year rate guaranteed	1.33%	0.62%	0.71%

The cost of money and average crediting rates are computed based upon policyholder account balances and do not include the impact of amortization of deferred sales inducements. See Critical Accounting Policies—Deferred Policy Acquisition Costs and Deferred Sales Inducements. With respect to our index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate options, expenses we incur to fund the annual index credits and where applicable, minimum guaranteed interest credited. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances. See Critical Accounting Policies—Derivative Instruments—Index Products.

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

Valuation of Investments

Our fixed maturity securities (bonds and redeemable preferred stocks maturing more than one year after issuance) and equity securities (common and non-redeemable preferred stocks) classified as available for sale are reported at estimated fair value. Unrealized gains and losses, if any, on these securities are included directly as a separate component of stockholders’ equity, net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements. Fair values for securities that are actively traded are determined using quoted market prices. For fixed maturity securities that are not actively traded, fair values are estimated using price matrices developed using yield data and other factors relating to instruments or securities with similar characteristics. The carrying amounts of all our investments are reviewed on an ongoing basis for changes in market interest rates and credit deterioration. If this review indicates a decline in fair value that is other than temporary, our carrying amount in the investment is reduced to its fair value and a specific write down is taken. Such reductions in carrying amount are recognized as realized losses and charged to earnings.

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

•       our intent and ability to retain the investment for a period of time sufficient to allow for recovery;

•       consideration of rating agency actions; and

•       changes in cash flows of asset-backed and mortgage-backed securities.

In addition, where our intent was to retain the investment to allow for recovery, but our intent changes, an other than temporary impairment charge is recognized. Once an impairment charge has been recorded, we then continue to review the other than temporarily impaired securities for appropriate valuation on an ongoing basis. Unrealized losses may be recognized in future periods through a charge to earnings, should we later conclude that the decline in fair value below amortized cost is other than temporary pursuant to our accounting policy described above.

At December 31, 2006 and 2005, the amortized cost and estimated fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2006
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	2	$939	$(38)	$901
United States Government sponsored agencies	73	2,997,612	(83,986)	2,913,626
Public utilities	15	84,300	(3,486)	80,814
Corporate securities	69	465,770	(17,354)	448,416
Redeemable preferred stocks	10	48,534	(1,623)	46,911
Mortgage and asset-backed securities:
United States Government and agencies	8	64,968	(1,317)	63,651
Non-government	23	361,324	(17,191)	344,133
	200	$4,023,447	$(124,995)	$3,898,452
Held for investment:
United States Government sponsored agencies	88	$5,025,501	$(256,912)	$4,768,589
	88	$5,025,501	$(256,912)	$4,768,589
Equity securities, available for sale:
Non-redeemable preferred stocks	4	$21,316	$(407)	$20,909
Common stocks	2	3,210	(219)	2,991
	6	$24,526	$(626)	$23,900
December 31, 2005
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	2	$902	$(24)	$878
United States Government sponsored agencies	70	2,822,317	(67,471)	2,754,846
Public utilities	15	84,690	(1,306)	83,384
Corporate securities	54	374,502	(12,596)	361,906
Redeemable preferred stocks	10	35,013	(2,076)	32,937
Mortgage and asset-backed securities:
United States Government and agencies	7	47,053	(160)	46,893
Non-government	25	280,226	(12,933)	267,293
	183	$3,644,703	$(96,566)	$3,548,137
Held for investment:
United States Government sponsored agencies	81	$4,541,914	$(113,290)	$4,428,624
	81	$4,541,914	$(113,290)	$4,428,624
Equity securities, available for sale:
Non-redeemable preferred stocks	12	$44,665	$(2,075)	$42,590
Common stocks	5	8,816	(1,534)	7,282
	17	$53,481	$(3,609)	$49,872

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2006 and 2005, by contractual maturity, that were in an unrealized loss position are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
December 31, 2006
Due after one year through five years	$56,075	$55,348	$—	$—
Due after five years through ten years	371,683	355,800	—	—
Due after ten years through twenty years	2,048,092	1,996,703	348,413	342,104
Due after twenty years	1,121,305	1,082,817	4,677,088	4,426,485
	3,597,155	3,490,668	5,025,501	4,768,589
Mortgage-backed and asset-backed securities	426,292	407,784	—	—
	$4,023,447	$3,898,452	$5,025,501	$4,768,589
December 31, 2005
Due after one year through five years	$31,264	$29,906	$—	$—
Due after five years through ten years	367,098	351,739	—	—
Due after ten years through twenty years	1,821,658	1,783,303	347,612	343,806
Due after twenty years	1,097,404	1,069,003	4,194,302	4,084,818
	3,317,424	3,233,951	4,541,914	4,428,624
Mortgage-backed and asset-backed securities	327,279	314,186	—	—
	$3,644,703	$3,548,137	$4,541,914	$4,428,624

The increase in unrealized losses at December 31, 2006 compared to December 31, 2005 is primarily due to the impact of increases in market interest rates in 2006. Because we have the ability and intent to hold these investments until a recovery of amortized cost, which may be maturity, we do not consider these investments to be other than temporarily impaired at December 31, 2006.

See Financial Condition—Investments for significant concentrations in the investment portfolio.

At December 31, 2006 and 2005, the fair value of investments we owned that were non-investment grade was $105.5 million and $115.2 million, respectively. Non-investment grade securities represented 1.0% and 0.9% at December 31, 2006 and 2005, respectively, of the fair value of our fixed maturity securities. The net unrealized losses on investments we owned that were non-investment grade at December 31, 2006 and 2005 were $5.0 million and $5.8 million, respectively. The unrealized losses on such securities at December 31, 2006 and 2005 represented 1.3% and 2.8%, respectively, of gross unrealized losses on fixed maturity securities.

At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to book value and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. We include these securities on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we have the ability and intent to hold these securities to maturity or until a market recovery is realized. There were no securities on our watch list at December 31, 2006.

We took write downs on certain investments that we concluded had an other than temporary impairment during 2006, 2005 and 2004 of $1.3 million, $9.5 million and $12.8 million, respectively. We also realized losses on the sale of certain investments during 2006, 2005 and 2004 of $3.2 million, $3.6 million and $0.2 million, respectively. The following is a discussion of each security for which we have taken write downs or sold at a material loss during the years ended December 31, 2006, 2005 and 2004. The discussion excludes securities sold at a loss which were deemed immaterial. There were no material losses on sales of securities during 2004.

During 2006, we wrote down two securities in the automotive industry by $1.3 million due to deterioration in the issuer’s operations and several downgrades of the issuer’s credit rating. These securities were sold in 2006 subsequent to the write down at approximately their cost basis. During 2005, we wrote down the common stock of this issuer by $0.6 million based upon our assessment that this security would remain in an unrealized loss position for a significant period of time. We sold this security in 2006 at its cost basis.

During 2006, we sold two asset-backed securities backed by leases on airplanes concurrent with our decision to write down these securities due to continuing problems in the airline industry and deterioration of the underlying collateral which resulted in decreases in the amount of expected principal and interest payments. The write down/realized loss on these securities was $2.5 million for the year ended December 31, 2006. We had previously written down these securities by $7.8 million during 2001–2003 and $2.7 million during 2005 due to deterioration in the underlying collateral.

During 2005, a security backed by the senior notes of a media company declined in value following an announcement of a change in future business strategy and the potential for share buybacks. We wrote this security down by $0.4 million during 2005 and sold it during 2006, at its cost basis.

During 2005, we wrote down an asset-backed security of a major U.S. airline by $5.8 million due to the uncertainty of recovery of all future principal and interest payments subsequent to the airline’s bankruptcy filing. We sold this security in 2006 at a value in excess of its amortized cost.

During 2005, we sold two asset-backed securities backed by installment sales contracts secured by manufactured homes and liens on real estate concurrent with our decision to write down these securities due to continuing increases in the default rates and deterioration of the underlying collateral. The write down/realized loss on these securities was $2.7 million for the year ended December 31, 2005. We had previously written down these securities by $6.9 million during 2003 and $11.3 million during 2004 due to increases in default rates, deterioration of the underlying collateral and credit rating downgrades.

During 2004, we wrote down an asset-backed security backed by cash flows from a specified pool of financial assets by $1.5 million due to deterioration of the underlying collateral and a downgrade of the issuer’s credit rating to below investment grade. This security was sold in 2004 subsequent to the write down.

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

Our mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts. If we determine that the value of any mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan’s effective interest rate, or the fair value of the underlying collateral. The carrying value of impaired loans is reduced by the establishment of a valuation allowance, changes to which are recognized as realized gains or losses on investments. There were no valuation allowances at December 31, 2006 and 2005. Interest income on impaired loans is recorded on a cash basis.

Derivative Instruments—Index Products

We offer a variety of index annuities with crediting strategies linked to several market indices, including the S&P 500, the Dow Jones Industrial Average, NASDAQ 100, the Lehman Aggregate Bond Index and the Lehman U.S. Treasury Bond Index. These products allow policyholders to earn returns linked to equity or bond index appreciation without the risk of loss of their principal. Most of these products allow policyholders to transfer funds once a year among several different crediting strategies, including one or more of the index based strategies and a traditional fixed rate strategy. Substantially all of our index products require annual crediting of interest and an annual reset of the applicable index on the contract anniversary date. The computation of the annual index credit is based upon either a one year annual point-to-point calculation (i.e., the gain in the applicable index from one anniversary date to the next anniversary date), a monthly averaging of the index during the contract year, or a one year monthly point-to-point calculation (the net gain determined by adding the twelve monthly gains and losses in the applicable index within the one year period from one anniversary date to the next anniversary date).

The annuity contract value is equal to the premiums paid plus annual index credits based upon a percentage, known as the “participation rate”, of the annual appreciation (based in some instances on monthly averages or monthly point-to-point calculations) in the recognized index or benchmark. The participation rate, which we may reset annually, generally varies among the index products from 50% to 100%. Some products apply an overall limit, or “cap”, ranging from 5% to 13%, on the amount of annual interest the policyholder may earn in any one contract year, and the applicable cap may also be adjusted annually subject to stated minimums. In addition, some of the products have an “asset fee” ranging from 1.5 to 5.0%, which is deducted from the annual interest to be credited. For products with asset fees, if the annual appreciation in the index does not exceed the asset fee, the policyholder’s index credit is zero. The minimum guaranteed contract values range from 80% to 100% of the premium collected plus interest credited on the minimum guaranteed contract value at an annual rate of 2.0% to 3.5%.

We purchase one-year call options on the applicable indices as an investment to provide the income needed to fund the annual index credits on the index products. New one-year options are purchased at the outset of each contract year. We budget an amount to purchase the specific options needed to fund the annual index credits, and the cost of the options represents our cost of providing the credits. The amount we budget for the purchase of index call options is based on our interest spread targets and is comparable to the credited rates of interest we offer on fixed rate annuities. For example, if the yield on our invested assets is 6.00% and our targeted spread is 2.50%, we allocate up to 3.50% of the premium in the first year or account balance after the first year to the purchase of one-year call options. Participation rates, which define the policyholder’s level of participation in index gains each year, are determined by option costs. For example, if, based on current market conditions, the amount allocated to the purchase of options is sufficient to purchase an option that will provide a return equal to 70% of the annual gain in the applicable index, we will set the policyholder’s participation rate at 70%. We have the ability to modify participation rates each year when a new option is purchased. In general, if option costs increase, participation rates may be decreased, and if option costs decrease, participation rates may be increased. We purchase call options weekly and daily based upon new and renewing index account values during the applicable week or day, and the purchases are made by category according to the particular products and indices applicable to the new or renewing account values. Any proceeds received on the options at the expiration of the one-year term fund the related index credits to the policyholders. If there is no gain in an index, the policyholder receives a zero index credit on the policy, and we incur no costs beyond the option cost, except in cases where the minimum guaranteed value of a contract exceeds its index value.

Fair value changes associated with the call options are reported as an increase or decrease in revenues in our consolidated statements of income in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The risk associated with prospective purchases of future one-year options is the uncertainty of the cost, which will determine whether we are able to earn our spread on our index business. All our index products permit us to modify participation rates, annual income caps or asset fees at least once a year. This feature is comparable to our fixed rate annuities, which allow us to adjust crediting rates annually. By modifying our participation rates or other features, we can limit our costs of purchasing the related one-year call options, except in cases where contractual features would prevent further modifications. Based upon actuarial testing which we conduct as a part of the design of our index products and on an ongoing basis, we believe the risk that contractual features would prevent us from controlling option costs is not material.

After the purchase of the one-year call options and payment of acquisition costs, we invest the balance of index premiums as a part of our general account invested assets. With respect to the index products, our investment spread is measured as the difference between the aggregate yield on our invested assets, less the aggregate option costs and the costs associated with minimum guarantees. If the minimum guaranteed value of an index product exceeds the index value (computed on a cumulative basis over the life of the contract) then the general account earnings are available to satisfy the minimum guarantees. If there were little or no gains in the entire series of one-year options purchased over the expected life of an index annuity (typically 10 to 15 years), then we would incur expenses for credited interest over and above our option costs, causing our spread to tighten and reducing our profits or potentially resulting in losses on these products.

Under SFAS 133, all of our derivative instruments (including certain derivative instruments embedded in other contracts) associated with our index products are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings. This impacts the items of revenue and expense we report on our index business as follows:

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

•       Under SFAS 133, the future annual index credits on our index annuities are treated as a “series of embedded derivatives” over the expected life of the applicable contracts. We are required to estimate the fair value of policy liabilities for index annuities, including the embedded derivatives, by valuing the “host” (or guaranteed) component of the liabilities and projecting (i) the expected index credits on the next policy anniversary dates and (ii) the net cost of annual options we will purchase in the future to fund index credits. Our estimates of the fair value of these embedded derivatives are based on assumptions related to underlying policy terms (including annual participation rates, cap rates, asset fees, and minimum guarantees), index values, notional amounts, strike prices and expected lives of the policies. The change in fair value of embedded derivatives increases with increases in volatility in the indices and interest rates. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the purchased options because the purchased options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceed 10 years.

The amounts reported with respect to our index business for SFAS 133 are summarized as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Change in fair value of derivatives:
Proceeds received at expiration or gains recognized upon early termination	$216,834	$89,942	$87,619
Cost of money for index annuities	(183,145)	(114,234)	(59,432)
Change in difference between fair value and remaining option cost at beginning and end of period	150,094	6,263	509
	$183,783	$(18,029)	$28,696
Change in fair value of embedded derivatives—index annuities	$151,057	$31,087	$(8,567)
Related increase (decrease) in amortization of deferred policy acquisition costs and deferred sales inducements	$(9,562)	$(12,314)	$6,408

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

Deferred policy acquisition costs and deferred sales inducements totaled $1.5 billion and $1.3 billion at December 31, 2006 and 2005, respectively. For annuity and single premium universal life products, these costs are being amortized generally in proportion to expected gross profits from investments and, to a lesser extent, from surrender charges and mortality and expense margins. Current and future period gross profits/margins for index annuities also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. Current period amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. Our estimates of future gross profits/margins are based on actuarial assumptions related to the underlying policies terms, lives of the policies, yield on investments supporting the liabilities and level of expenses necessary to maintain the polices over their entire lives. Revisions are made based on historical results and our best estimates of future experience.

The impact of unlocking during 2006 was a $0.6 million decrease in amortization of deferred sales inducements and a $0.3 million increase in amortization of deferred policy acquisition costs. The impact of unlocking is primarily due to the impact of actual surrender experience on certain older business and changes in the estimates of future surrender experience on such business, offset in part by a reduction in the estimate of future projected policy maintenance expenses. There were no changes in our estimated gross profits in 2005 and 2004 that resulted in significant adjustments to the combined balance of deferred policy acquisition costs and deferred sales inducements.

If estimated gross profits for all future years on business in force at December 31, 2006 were to increase by a reasonably likely amount of 10%, our combined balance for deferred policy acquisition costs and deferred sales inducements at December 31, 2006 would increase by $31.5 million. Correspondingly, a reasonably likely 10% decrease in estimated gross profits for all future years would results in a $35.4 million decrease in the combined December 31, 2006 balances.

Deferred Income Tax Assets

As of December 31, 2006 and 2005, we had $73.8 million and $92.5 million, respectively, of net deferred income tax assets. The realization of these assets is based upon estimates of future taxable income, which requires management judgment. Based upon expectations of future taxable income, and considering all other available evidence, management believes the realization of these assets is more likely than not and we have not recorded a valuation allowance against these assets.

Results of Operations for the Three Years Ended December 31, 2006

Annuity deposits by product type collected during 2006, 2005 and 2004, were as follows:

	Year Ended December 31,
Product Type	2006	2005	2004
	(Dollars in thousands)
Index Annuities:
Index Strategies	$1,160,467	$1,780,092	$1,119,398
Fixed Strategy	626,791	908,868	545,630
	1,787,258	2,688,960	1,665,028
Fixed Rate Annuities:
Single-Year Rate Guaranteed	76,164	193,288	287,619
Multi-Year Rate Guaranteed	6,544	12,807	21,324
	82,708	206,095	308,943
Total before coinsurance ceded	1,869,966	2,895,055	1,973,971
Coinsurance ceded	2,859	4,688	202,064
Net after coinsurance ceded	$1,867,107	$2,890,367	$1,771,907

Net annuity deposits after coinsurance decreased 35% during 2006 compared to 2005, and increased 63% during 2005 compared to 2004. We attribute the decrease in 2006 to the flat to inverted yield curve interest rate environment that existed throughout the year which made fixed income alternatives such as certificates of deposit more attractive, the impact of the NASD’s notice to members on the sale of index annuities which has created confusion and impediments to sales of index annuities by annuity sales agents who are dual licensed to sell both insurance and securities products and highly competitive pricing from certain competitors. We attribute the increase in 2005 to increased marketing efforts following the completion of our initial public offering in December 2003 and the reduction in deposits ceded to EquiTrust Life Insurance Company, following the suspension of our coinsurance agreement with EquiTrust. See note 5 to our audited consolidated financial statements.

A key element of our competitive position in the index and fixed annuity market throughout the past several years has been the financial strength rating we received from A.M. Best Company. On August 3, 2006, A.M. Best Company upgraded our financial strength rating to A- (Excellent) from B++ (Very Good). The rating outlook is stable. We believe this rating upgrade will enhance our competitive position and improve our prospects for sales increases in future periods. However, the degree to which this rating upgrade will effect future sales and persistency is unknown.

Net income increased 76% to $75.5 million in 2006, and 47% to $43.0 million in 2005, from $29.3 million in 2004. The increases in net income were principally due to growth in the volume of business in force and increases in the investment spread earned on our annuity liabilities. Our net annuity liabilities (after coinsurance ceded) increased from $6.4 billion at the beginning of 2004 to $11.3 billion at the end of 2006. As set forth in a table included earlier in this item, we increased our aggregate investment spread to 2.73% in 2006 compared to 2.48% in 2005 and 2.38% in 2004. Net income in 2006 and 2005 included $6.1 million and ($2.7) million for the change in fair value of embedded derivatives in our contingent convertible notes. Net income was also impacted by the application of SFAS 133 to our index annuity business which we estimate decreased net income in 2006 and 2005 by $4.4 million and $5.1 million, respectively, and increased net income in 2004 by $1.7 million. Net income also included amounts for realized gains (losses) on investments which we estimate increased net income in 2006 and 2004 by $0.4 million and $0.6 million, respectively, and decreased net income in 2005 by $2.7 million.

The comparisons of net income also reflect the impact of the consolidation of the Service Company. As discussed in note 1 to our audited consolidated financial statements, we acquired the Service Company on September 2, 2006, resulting in the consolidation of the Service Company as a wholly-owned subsidiary of us, rather than an “implicit variable interest” under FSP FIN 46(R)-5. Prior to the acquisition, we had an implicit variable interest in the Service Company and we consolidated the Service Company under FSP FIN 46(R)-5 upon its adoption by us in the first quarter of 2005. As permitted by the FSP, we applied FSP FIN 46(R)-5 retroactive to January 1, 2003, the date of our original adoption of FIN 46. The Service Company had net income in 2006 of $0.4 million as a wholly-owned subsidiary for the entire year. Substantially all of the Service Company’s revenue is renewal commissions received from American Equity Life (see note 8 to our audited consolidated financial statements) which are eliminated in consolidation. The consolidation of the Service Company reduced net income by $3.2 million for the year ended December 31, 2005. This amount was principally due to a $2.5 million distribution to the former shareholder of the Service Company prior to the September 2, 2005 acquisition and adjustments to the Service Company’s income tax liabilities as a result of a change in its effective income tax rate upon becoming a wholly-owned subsidiary of us. The adoption of FSP FIN 46(R)-5 and consolidation of the Service Company as an “implicit variable interest” resulted in an increase in income tax expense of $16.3 million during 2004 due to a change in the federal income tax status of the Service Company.

Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) increased 54% to $39.5 million in 2006, and 14% to $25.7 million in 2005, from $22.5 million in 2004. These increases were principally due to increases in policy withdrawals subject to surrender charges due to growth in the volume and aging of the business in force. The increase in surrender charges and policy withdrawals for 2006 was also due in part to the flat to inverted yield curve interest rate environment that existed throughout the year. Withdrawals from annuity and single premium universal life policies subject to surrender charges were $259.2 million, $179.3 million and $147.0 million for 2006, 2005 and 2004, respectively. The average surrender charge collected on withdrawals subject to a surrender charge was 15.1%, 14.2% and 15.2% for 2006, 2005 and 2004, respectively.

Net investment income increased 22% to $677.6 million in 2006 and 29% to $554.1 million in 2005 from $428.4 million in 2004. These increases are principally attributable to the growth in our annuity business and corresponding increases in our invested assets, offset by decreases in the average yield earned on investments. Invested assets (on an amortized cost basis) increased 6% to $11.1 billion at December 31, 2006 and 31% to $10.5 billion at December 31, 2005 compared to $8.0 billion at December 31, 2004, while the average yield earned on average invested assets was 6.14%, 6.18% and 6.28% for 2006, 2005 and 2004, respectively. The declines in the yield earned on average invested assets is attributable to a general decline in interest rates and the reinvestment of net redemption proceeds from called securities at lower yields. See Quantitative and Qualitative Disclosures About Market Risk.

Realized gains (losses) on investments fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investments. Realized gains and losses on investments include gains and losses on the sale of securities as well as losses recognized when the fair value of a security is written down in recognition of an “other than temporary” impairment. See note 3 to our audited consolidated financial statements for a summary of the components of realized gains (losses) on investments for the years ended December 31, 2006, 2005 and 2004. See Financial Condition—Investments for additional discussion of write downs of the fair values of securities for other than temporary impairments and securities sold at a material loss for the years ended December 31, 2006, 2005 and 2004.

Change in fair value of derivatives (call options purchased to fund annual index credits on index annuities) was an increase of $183.8 million in 2006, a decrease of $18.0 million in 2005 and an increase of $28.7 million in 2004. The difference between the change in fair value of derivatives between the periods is primarily due to the performance of the indices upon which our options are based. A substantial portion of our options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation for options expiring during the years ended December 31, 2006, 2005 and 2004 is as follows:

Year Ended December 31,
	2006	2005	2004
S&P 500 Index
Point-to-point strategy	1.4%–16.0%	1.6%–14.9%	5.4%–31.3%
Monthly average strategy	1.1%– 9.1%	0.0%– 9.9%	2.3%–29.2%
Monthly point-to-point strategy	0.0%–12.7%	0.9%–12.0%	N/A
Lehman Brothers U.S. Aggregateand U.S. Treasury indices	0.0%– 5.9%	1.2%– 7.7%	1.8%– 6.8%

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

Interest credited to account balances increased 38% to $429.1 million in 2006 and 1% to $311.5 million in 2005 from $309.0 million in 2004. The components of interest credited to account balances are summarized as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Index credits on index policies	$219,586	$95,020	$122,667
Interest credited including changes in minimum guaranteed interest for index annuities	184,683	204,234	175,732
Amortization of deferred sales inducements	24,793	12,225	10,635
	$429,062	$311,479	$309,034

The changes in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under change in fair value of derivatives) and the amounts allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $216.8 million, $89.9 million and $87.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. The decrease in interest credited including changes in minimum guaranteed interest for index annuities for the year ended December 31, 2006 was due to reductions in interest credited on fixed rate annuities as a result of declines in the account balances of such annuities and decreases in interest crediting rates on several products, offset in part by increases in interest credited on amounts allocated to the fixed rate option and minimum guaranteed interest for index annuities as a result of the growth in amounts allocated to the fixed rate option in the index annuity liabilities. A significant factor in the reductions in interest credited on fixed rate annuities is the reduced interest on multi-year rate guarantee annuities. A significant amount of these annuities were sold in 2001 with an initial rate guaranteed for the first five policy years. We experienced surrenders of these policies upon expiration of this initial guaranteed interest during 2006 and reduced the crediting rates on those policies that remained in force as of December 31, 2006. The increase in interest credited including changes in minimum guaranteed interest for index annuities for the year ended December 31, 2005 was due to the growth in the annuity liabilities outstanding. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 20% to $10.8 billion in 2006 and 27% to $8.9 billion in 2005 from $7.0 billion in 2004.

The increases in amortization of deferred sales inducements during 2006, 2005 and 2004 were principally attributable to growth in account balances attributable to premium and interest bonus products. Bonus products represented 77%, 68% and 64% of our total annuity deposits during 2006, 2005 and 2004, respectively. The comparisons between periods are also affected by amortization associated with net realized gains (losses) on investments and amortization associated with the application of SFAS 133 to our index annuity business. The gross profit adjustments from net realized gains (losses) on investments increased amortization by $0.2 million in 2006, decreased amortization by $0.8 million in 2005 and had no impact in 2004. As discussed above, the application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the purchased options because the purchased options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceed 10 years. The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business decreased amortization by $2.9 million in 2006 and $3.2 million in 2005 and increased amortization by $1.4 million in 2004. See Critical Accounting Policies—Deferred Policy Acquisition Costs and Deferred Sales Inducements.

Change in fair value of embedded derivatives was an increase of $151.1 million during 2006 compared to an increase of $31.1 million in 2005 and a decrease of $8.6 million in 2004. The components of change in fair value of derivatives are summarized as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Index annuities	$166,285	$26,461	$(8,567)
Contingent convertible senior notes	(15,228)	4,626	—
	$151,057	$31,087	$(8,567)

The changes related to the embedded derivatives within our index annuities resulted primarily from changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the options acquired to fund these index credits discussed above in “change in fair value of derivatives”. The value of the embedded derivative is also impacted by changes in discount rates used in estimating future option costs and the growth in the host component of the embedded derivative. See Critical Accounting Policies—Derivative Instruments—Index Products.

The conversion option embedded within our contingent convertible senior notes was required to be bifurcated and marked to market in accordance with SFAS 133 beginning December 15, 2005 due to an insufficient number of authorized shares. See notes 1 and 7 to our audited consolidated financial statements. Effective June 8, 2006, this conversion option is no longer required to be bifurcated and marked to market upon shareholder approval of an increase of authorized shares. The changes in the fair value of the conversion option embedded within these notes for the years ended December 31, 2006 and 2005 coincide with the changes in the per share price of our common stock during the periods of time during 2006 and 2005 that the conversion option was required to be bifurcated.

Interest expense on notes payable increased 25% to $20.4 million in 2006 compared to $16.3 million in 2005 and $2.4 million in 2004. The increase in 2006 was primarily due to $4.7 million of amortization of the discount created in the fourth quarter of 2005 when the conversion option embedded in our contingent convertible senior notes was bifurcated from the host instrument. This discount was reduced from $76.9 million to $6.5 million during the second quarter of 2006 when the conversion option embedded within our contingent convertible senior notes was no longer required to be bifurcated. The increase in 2005 was primarily due to the issuance of $260.0 million of convertible senior notes at a fixed rate of 5.25% per annum during December 2004. See note 7 to our audited consolidated financial statements.

Interest expense on subordinated debentures increased 51% to $21.4 million in 2006 and 47% to $14.1 million in 2005 from $9.6 million in 2004. These increases were primarily due to the issuance of additional subordinated debentures of $41.2 million, $56.7 million and $59.3 million during 2006, 2005 and 2004, respectively. The increases were also due to increases in the weighted average interest rates on the outstanding subordinated debentures which were 8.35%, 7.38% and 7.01% for 2006, 2005 and 2004, respectively. The weighted average interest rates have increased because substantially all of the subordinated debentures issued during 2004—2006 have a floating rate of interest based upon the three month London Interbank Offered Rate plus an applicable margin. See Financial Condition—Liabilities.

Interest expense on amounts due under repurchase agreements increased 192% to $32.9 million in 2006 and 258% to $11.3 million in 2005 from $3.1 million in 2004. The increases were principally due to increases in the borrowings outstanding which averaged $628.0 million, $318.8 million and $196.3 million during 2006, 2005 and 2004, respectively and increases in the weighted average interest rates on amounts borrowed which were 5.24%, 3.54% and 1.60% for 2006, 2005 and 2004, respectively.

Amortization of deferred policy acquisition costs increased 39% to $94.9 million in 2006 and 1% to $68.1 million in 2005 from $67.9 million in 2004. In general, amortization has been increasing each period due to the growth in our annuity business. The comparisons between periods are also affected by amortization associated with net realized gains (losses) on investments and amortization associated with the application of SFAS 133 to our index annuity business. The gross profit adjustments from realized gains (losses) on investments increased amortization by $0.5 million in 2006, decreased amortization by $2.7 million in 2005 and had no impact in 2004. As discussed above, the application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts. The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business decreased amortization by $6.7 million in 2006 and $9.1 million in 2005 and increased amortization by $5.0 million in 2004.

Other operating costs and expenses increased 13% to $40.4 million in 2006 and 10% to $35.9 million in 2005 from $32.5 million in 2004. The increase in 2006 was principally attributable to an increase of $2.5 million in risk charges related to our reinsurance agreements with Hannover Life Reassurance

Company of America and an increase of $1.9 million in salaries and related cost of employment due to growth in our annuity business, offset by a decrease of $1.7 million in legal fees. The increase in 2005 was principally attributable to an increase of $2.9 million in salaries and related costs of employment due to the growth in our annuity business and an increase of $1.8 million in legal fees. These increases were offset in part by a decrease of $1.2 million in insurance taxes and guaranty fund assessments.

Income tax expense increased 63% to $41.4 million in 2006 and decreased 37% to $25.4 million in 2005 from $40.6 million in 2004. As discussed above and in note 1 to our audited consolidated financial statements, income tax expense for 2004 included $16.3 million for the change in the Service Company’s federal income tax status. Excluding the impact of this item, income tax expense would have increased in 2005 and the increases in income tax expense for 2006 and 2005 were principally due to increases in income before income taxes. Excluding the impact of the change in the Service Company’s federal income tax status in 2004, our effective income tax rates for 2006, 2005 and 2004 were 35.4%, 35.8% and 35.1%, respectively. See note 6 to our audited consolidated financial statements.

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

Investments increased to $11.4 billion at December 31, 2006 compared to $10.5 billion at December 31, 2005 as a result of the growth in our annuity business discussed above. At December 31, 2006, the fair value of our available for sale fixed maturity and equity securities was $120.6 million less than the amortized cost of those investments, compared to $88.7 million at December 31, 2005. At December 31, 2006, the amortized cost of our fixed maturity securities held for investment exceeded the fair value by $256.9 million, compared to $112.8 million at December 31, 2005. The increases in net unrealized investment losses at December 31, 2006 compared to December 31, 2005 was principally related to an increase in market interest rates and an increase in invested assets.

The composition of our investment portfolio is summarized in the table below (dollars in thousands):

	December 31,
	2006		2005
	Carrying Amount	Percent	Carrying Amount	Percent
Fixed maturity securities:
United States Government full faith and credit	$2,746	—	$2,774	—
United States Government sponsored agencies	7,966,485	70.0%	7,445,474	71.0%
Public utilities	137,461	1.2%	133,346	1.3%
Corporate securities	643,850	5.6%	674,230	6.4%
Redeemable preferred stocks	135,933	1.2%	46,896	0.4%
Mortgage and asset-backed securities:
Government	67,883	0.6%	220,379	2.1%
Non-Government	350,817	3.1%	377,011	3.6%
Total fixed maturity securities	9,305,175	81.7%	8,900,110	84.8%
Equity securities	45,512	0.4%	84,846	0.8%
Mortgage loans on real estate	1,652,757	14.5%	1,321,637	12.6%
Derivative instruments	381,601	3.4%	185,391	1.8%
Policy loans	419	—	362	—
	$11,385,464	100.0%	$10,492,346	100.0%

The table below presents our total fixed maturity securities by NAIC designation and the equivalent ratings of a nationally recognized securities rating organization (dollars in thousands).

		December 31,
		2006		2005
NAIC	Rating Agency	Carrying Amount	Percent	Carrying Amount	Percent
1	Aaa/Aa/A	$8,643,440	92.9%	$8,368,330	94.0%
2	Baa	556,218	6.0%	416,614	4.7%
3	Ba	88,896	0.9%	93,335	1.0%
4	B	12,022	0.1%	3,396	0.1%
5	Caa and lower	—	—	11,719	0.1%
6	In or near default	4,599	0.1%	6,716	0.1%
		$9,305,175	100.0%	$8,900,110	100.0%

At December 31, 2006 and 2005, we held $1.7 billion and $1.3 billion, respectively, of mortgage loans with commitments outstanding of $30.9 million at December 31, 2006. The portfolio consists of commercial mortgage loans diversified as to property type, location, and loan size. The loans are collateralized by the related properties. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. As of December 31, 2006, there were no delinquencies or defaults in our mortgage loan portfolio. The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows (dollars in thousands):

	December 31,
	2006		2005
	Carrying Amount	Percent	Carrying Amount	Percent
Geographic distribution
East	$364,977	22.1%	$283,085	21.4%
Middle Atlantic	115,930	7.0%	93,579	7.1%
Mountain	267,808	16.2%	198,476	15.0%
New England	43,228	2.6%	47,839	3.6%
Pacific	132,085	8.0%	117,977	8.9%
South Atlantic	299,373	18.1%	213,423	16.1%
West North Central	290,592	17.6%	258,181	19.6%
West South Central	138,764	8.4%	109,077	8.3%
	$1,652,757	100.0%	$1,321,637	100.0%
Property type distribution
Office	$508,093	30.7%	$384,606	29.1%
Medical Office	78,147	4.7%	75,716	5.7%
Retail	389,534	23.6%	285,715	21.6%
Industrial/Warehouse	381,248	23.1%	346,461	26.2%
Hotel	71,510	4.3%	52,274	4.0%
Apartments	91,190	5.5%	68,795	5.2%
Mixed use/other	133,035	8.1%	108,070	8.2%
	$1,652,757	100.0%	$1,321,637	100.0%

We have derivative instruments carried at fair market value of $381.5 million at December 31, 2006 and $185.4 million at December 31, 2005. These derivative instruments consist primarily of call options purchased to provide the income needed to fund the annual index credits on our index products. See Critical Accounting Policies—Derivative Instruments.

Liabilities

Our liability for policy benefit reserves increased to $13.2 billion at December 31, 2006 compared to $12.2 billion at December 31, 2005, primarily due to additional annuity sales as discussed above. Substantially all of our annuity products have a surrender charge feature designed to reduce the risk of early withdrawal or surrender of the policies and to compensate us for our costs if policies are withdrawn early. Notwithstanding these policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates and other factors.

As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). The amounts outstanding under repurchase agreements at December 31, 2006 and 2005 were $386.0 million and $396.7 million, respectively. These borrowings are collateralized by investment securities with fair values approximately equal to the amount due. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $628.0 million, $318.8 million and $196.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The weighted average interest rate on amounts due under repurchase agreements was 5.24%, 3.54% and 1.60% for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The notes are convertible at the holders’ option prior to the maturity date into cash and shares of our common stock under certain conditions. The conversion price per share is $14.47 which represents a conversion rate of 69.1 shares of our common stock per $1,000 in principal amount of notes. Upon conversion, we will deliver to the holder cash equal to the aggregate principal amount of the notes to be converted and will deliver shares of our common stock for the amount by which the conversion value exceeds the aggregate principal amount of the notes to be converted (commonly referred to as “net share settlement”). See note 7 to the consolidated financial statements for additional details concerning the conversion features of the notes and the dilutive effect of the notes in our diluted earnings per share calculation.

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

Our subsidiary trusts have issued fixed rate and floating rate trust preferred securities and the trusts have used the proceeds from these offerings to purchase subordinated debentures from us. We also issued subordinated debentures to the trusts in exchange for all of the common securities of each trust. The sole assets of the trusts are the subordinated debentures and any interest accrued thereon. The terms of the preferred securities issued by each trust parallel the terms of the subordinated debentures. Our obligations under the subordinated debentures and related agreements provide a full and unconditional guarantee of payments due under the trust preferred securities. In accordance with FIN 46, we do not consolidate our subsidiary trusts and record our subordinated debt obligations to the trusts and our equity investments in the trusts. See note 9 to our audited consolidated financial statements for additional information concerning our subordinated debentures payable to and the preferred securities issued by the subsidiary trusts.

Following is a summary of subordinated debt obligations to the trusts at December 31, 2006 and 2005:

	December 31,		Interest
	2006	2005	Rate	Due Date
	(Dollars in thousands)
American Equity Capital Trust I	$23,483	$23,903	8%	September 30, 2029
American Equity Capital Trust II	75,396	78,383	5%	June 1, 2047
American Equity Capital Trust III	27,840	27,840	*LIBOR + 3.90%	April 29, 2034
American Equity Capital Trust IV	12,372	12,372	*LIBOR + 4.00%	January 8, 2034
American Equity Capital Trust VII	10,830	10,830	*LIBOR + 3.75%	December 14, 2034
American Equity Capital Trust VIII	20,620	20,620	*LIBOR + 3.75%	December 15, 2034
American Equity Capital Trust IX	15,470	15,470	*LIBOR + 3.65%	June 15, 2035
American Equity Capital Trust X	20,620	20,620	*LIBOR + 3.65%	September 15, 2035
American Equity Capital Trust XI	20,620	20,620	8.595%	December 15, 2035
American Equity Capital Trust XII	41,238	—	*LIBOR + 3.50%	April 7, 2036
	$268,489	$230,658

*                    three month London Interbank Offered Rate

The interest rate for Trust XI is fixed at 8.595% for 5 years and then is floating based upon the three month London Interbank Offered Rate plus 3.65%.

During the fourth quarter of 2006, we entered into four interest rate swaps to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures. The terms of the interest rate swaps provide that we pay a fixed rate of interest and receive a floating rate of interest on a notional amount totaling $80.0 million. The interest rate swaps are not effective hedges under SFAS 133. Therefore, we record the interest rate swaps at fair value with the changes in fair value and any net cash payments received or paid included in the change in fair value of derivatives in our consolidated statements of income.

Details regarding the interest rate swaps at December 31, 2006 are as follows (dollars in thousands):

Maturity Date	Notional Amount	Receive Rate	Pay Rate	Carrying and Fair Value
April 29, 2009	$20,000	LIBOR	4.94%	$56
December 15, 2009	20,000	LIBOR	4.93%	41
September 15, 2010	20,000	LIBOR	5.19%	(8)
April 7, 2011	20,000	LIBOR	5.23%	(15)

American Equity Capital Trust I issued 865,671 shares of trust preferred securities, of which 2,000 shares are held by one of our subsidiaries. During 2006, 2005 and 2004, 14,000 shares, 5,667 shares and 88,000 shares of these trust preferred securities converted into 51,849 shares, 20,988 shares and 325,923 shares, respectively, of our common stock. The remaining 756,004 shares of these trust preferred securities not held by a subsidiary are convertible into 2,799,957 shares of our common stock.

American Equity Capital Trust II issued $97.0 million (97,000 shares) of 5% trust preferred securities and we issued $100 million of our 5% subordinated debentures. The consideration received by American Equity Capital Trust II in connection with the issue of its trust preferred securities consisted of fixed income trust preferred securities of equal value issued by FBL.

During the fourth quarter of 2006, we entered into a $150 million revolving line of credit with eight banks. There is no amount outstanding under this revolving line of credit at December 31, 2006. See note 7 to our audited consolidated financial statements for additional details concerning the terms of the revolving line of credit.

At December 31, 2006, one of our subsidiaries had $12.3 million outstanding under a credit agreement with a third party. Quarterly payments in amounts ranging from $1.1 million to $1.4 million are payable over the next twelve quarters with interest computed at a fixed rate of 11.2%. Cash and cash equivalents at December 31, 2006 include $2.3 million of restricted cash under the terms of the credit agreement. See note 7 to our audited consolidated financial statements for additional information concerning this credit agreement.

Stockholders’ Equity

During 2006, the NMO Deferred Compensation Trust (NMO Trust) purchased 1,052,065 shares of our common stock at a total cost of $12.7 million. These shares are treated as treasury stock and are held by the NMO Trust for the benefit of agents who have earned shares of our common stock under the American Equity Investment NMO Deferred Compensation Plan. See note 10 to our audited consolidated financial statements.

During 2006 and 2005, we issued 19,500 shares of our common stock in each year to an agent’s beneficiaries in settlement of the agent’s deferred compensation arrangement.

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

During 2005 and 2004, certain officers and directors exercised subscription rights to purchase shares of our common stock with respect to 2,151,375 shares and 6,000 shares, respectively. The subscription rights had an exercise price of $5.33 per share and the tax benefit realized for the tax deduction from the exercise of the subscription rights was $4.7 million for 2005 and immaterial for 2004.

During 2004, 625,000 shares of 1998 Series A Participating Preferred Stock (aggregate liquidation preference of $10.0 million) converted into 1,875,000 shares of our common stock. Prior to conversion, these shares had participating dividend rights with the shares of our common stock, when and as such dividends were declared.

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

Liquidity for Insurance Operations

Our life subsidiaries generally receive adequate cash flow from premium collections and investment income to meet their obligations. Annuity and life insurance liabilities are generally long-term in nature. Policyholders may, however, withdraw funds or surrender their policies, subject to surrender and withdrawal penalty provisions. At December 31, 2006, approximately 97% of our annuity liabilities were subject to penalty upon surrender, with a weighted average remaining surrender charge period of 10 years and a weighted average surrender charge rate of 13%.

We believe that the diversity of our investment portfolio and the concentration of investments in high-quality securities provides sufficient liquidity to meet foreseeable cash requirements. The investment portfolio at December 31, 2006 included $3.9 billion (amortized cost basis) of publicly traded available for sale investment grade bonds. Although there is no present need or intent to dispose of such investments, our life subsidiaries could readily liquidate portions of their investments, if such a need arose. See Quantitative and Qualitative Disclosures about Market Risk for further discussion of the related interest rate risk exposure. In addition, investments could be used to facilitate borrowings under repurchase agreements .. As indicated above, such borrowings have been used by American Equity Life from time to time to increase our return on investments.

Liquidity of Parent Company

We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt, including the convertible senior notes and subordinated debentures issued to subsidiary trusts, pay operating expenses and pay dividends to stockholders. The primary sources of funds for these payments are: (i) investment advisory fees from our life subsidiaries; (ii) dividends on capital stock and surplus note interest payments from American Equity Life; and (iii) investment income on our investments. These sources provide adequate cash flow to us to meet our current and reasonably foreseeable future obligations. We may also obtain cash by drawing down our $150 million revolving line of credit or by issuing debt or equity securities.

The payment of dividends or distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary’s state of domicile’s insurance department. Currently, American Equity Life may pay dividends or make other distributions without the prior approval of its state of domicile’s insurance department, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life’s net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life’s statutory surplus at the preceding December 31. For 2007, up to approximately $99.2 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Division. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary’s state of domicile. American Equity Life had approximately $161.0 million of statutory earned surplus at December 31, 2006.

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

The transfer of funds by American Equity Life is also restricted by a covenant in our revolving line of credit agreement which requires American Equity Life to maintain a minimum risk-based capital ratio of 200%. American Equity Life’s risk-based capital ratio was 452% at December 31, 2006.

Statutory accounting practices prescribed or permitted for our life subsidiaries differ in many respects from those governing the preparation of financial statements under GAAP. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. Information as to statutory capital and surplus and statutory net income for our life subsidiaries as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 is included in note 11 to our audited consolidated financial statements.

In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2006.

	Payments Due by Period
	Total	Less Than 1 year	1–3 Years	4–5 Years	After 5 Years
	(Dollars in thousands)
Annuity and single premium universal life products(1)	$15,535,316	$1,071,812	$3,697,541	$2,300,638	$8,465,325
Notes payable, including interest payments	520,589	18,985	36,563	27,591	437,450
Subordinated debentures, including interest payments(2)	941,407	21,529	43,058	43,058	833,762
Operating leases	3,803	944	1,640	843	376
Mortgage loan funding	30,935	30,935	—	—	—
Total	$17,032,050	$1,144,205	$3,778,802	$2,372,130	$9,736,913

(1)          Amounts shown in this table are projected payments through the year 2026 which we are contractually obligated to pay to our annuity policyholders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency, when applicable. These assumptions are based on our historical experience.

(2)          Amount shown is net of equity investments in the capital trusts due to the contractual right of offset upon repayment of the notes.

New Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which is a replacement of Accounting Principals Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application of prior periods’ financial statements for all voluntary changes in accounting principle, unless impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. SFAS 154 has no immediate impact on our consolidated financial statements, though it will impact the presentation of future voluntary accounting changes, if any such changes occur.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred policy acquisition costs and deferred sales inducements on internal replacements of insurance contracts other than those specifically described in SFAS 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 31, 2006. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. We have evaluated SOP 05-1 and do not believe that it will have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS 133 and SFAS No. 140, Accounting for Transfers and Servicing of

Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We have evaluated SFAS 155 and do not expect that it will have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under the Interpretation, a tax position can be recognized in the financial statements if it is more likely than not that the position will be sustained upon examination by taxing authorities who have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective beginning in 2007. We are continuing to evaluate FIN 48 but do not believe it will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are continuing to evaluate SFAS 157 but do not believe that it will have a material impact on our consolidated financial statements.

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

Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities issued by Trusts III, IV, VII, VIII, IX, X, XI (beginning on December 31, 2010) and XII bear interest at the three month LIBOR plus 3.50%–4.00%. Our outstanding balance of floating rate trust preferred securities was $144.5 million at December 31, 2006, of which $80 million had been swapped to fixed rates (see note 9 to our audited consolidated financial statements). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (participation or asset fee rates for index annuities) on substantially all of our annuity policies at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

If interest rates were to increase 10% (48 basis points) from levels at December 31, 2006, we estimate that the fair value of our fixed maturity securities would decrease by approximately $368.8 million. The impact on stockholders’ equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be an increase of $45.9 million in the accumulated other comprehensive loss. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to the their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means as discussed earlier. See Financial Condition—Liquidity for Insurance Operations for a further discussion of the liquidity risk.

At December 31, 2006, 86% of our fixed income securities have call features and 17% were subject to call redemption. Another 66% will become subject to call redemption through December 31, 2007. During the years ended December 31, 2006 and 2005, we received $27.8 million and $1.5 billion, respectively, in net redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on our annuity liabilities, we have the ability to reduce crediting rates on most of our annuity liabilities to maintain the spread at our targeted level. At December 31, 2006, approximately 95% of our annuity liabilities are subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates of 2% to 4%.

With respect to our index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products. For the years ended December 31, 2006, 2005 and 2004, the annual index credits to policyholders on their anniversaries were $219.6 million, $95.0 million and $122.7 million, respectively. Proceeds received at expiration or gains recognized upon early termination of these options related to such credits were $216.8 million, $89.9 million and $87.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. The difference between proceeds received at expiration of these options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us.

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

Item 8.                Consolidated Financial Statements and Supplementary Data

The consolidated financial statements are included as a part of this report on Form 10-K on pages F-1 through F-41.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2006 based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. The report, which expressed unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2006, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm”.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
American Equity Investment Life Holding Company

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that American Equity Investment Life Holding Company and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Equity Investment Life Holding Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that American Equity Investment Life Holding Company and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, American Equity Investment Life Holding Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Equity Investment Life Holding Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005, and our report dated March 12, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Des Moines, Iowa
March 12, 2007

Item 9B.  Other Information

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2006 which has not been previously reported.

PART III

The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 7, 2007 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2006.

PART IV

Item 15.         Exhibits, Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of March, 2007.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
By:	/s/ D.J. Noble
D.J. Noble, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date
/s/ D.J. NOBLE	Chairman of the Board and President,	March 12, 2007
D.J. Noble	(Principal Executive Officer)
/s/ WENDY L. CARLSON	Chief Financial Officer and General Counsel
Wendy L. Carlson	(Principal Financial Officer)	March 12, 2007
/s/ TED M. JOHNSON	Vice President—Accounting
Ted M. Johnson	(Principal Accounting Officer)	March 12, 2007
	Director	March 12, 2007
John C. Anderson
/s/ JAMES M. GERLACH	Director	March 12, 2007
James M. Gerlach
	Director	March 12, 2007
Robert L. Hilton
	Director	March 12, 2007
Robert L. Howe
/s/ JOHN M. MATOVINA	Director	March 12, 2007
John M. Matovina
	Director	March 12, 2007
A.J. Strickland, III
/s/ HARLEY A. WHITFIELD	Director	March 12, 2007
Harley A. Whitfield
/s/ KEVIN R. WINGERT	Director	March 12, 2007
Kevin R. Wingert

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Equity Investment Life Holding Company

We have audited the accompanying consolidated balance sheets of American Equity Investment Life Holding Company and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules listed in the Index on page F-1. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Equity Investment Life Holding Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Equity Investment Life Holding Company and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Des Moines, Iowa
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Equity Investment Life Holding Company

We have audited the accompanying consolidated statements of income, changes in stockholders’ equity, and cash flows of American Equity Investment Life Holding Company for the year ended December 31, 2004. Our audit also included the financial statement schedules listed in the Index on page F-1 for the year ended December 31, 2004. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of American Equity Investment Life Holding Company for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, during the first quarter of 2005, the Company changed its method of accounting for a variable interest entity retroactive to January 1, 2003.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 11, 2005, except for the third and fourth paragraphs of Note 1, as to which the date is November 11, 2005

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,
	2006	2005
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2006—$4,297,182; 2005—$4,274,159)	$4,177,029	$4,188,683
Held for investment, at amortized cost (fair value: 2006—$4,871,237; 2005—$4,598,615)	5,128,146	4,711,427
Equity securities, available for sale, at fair value (cost: 2006—$46,000; 2005—$88,060)	45,512	84,846
Mortgage loans on real estate	1,652,757	1,321,637
Derivative instruments	381,601	185,391
Policy loans	419	362
Total investments	11,385,464	10,492,346
Cash and cash equivalents	29,949	112,395
Coinsurance deposits—related party	1,841,720	1,959,663
Accrued investment income	68,323	59,584
Deferred policy acquisition costs	1,088,890	977,015
Deferred sales inducements	427,554	315,848
Deferred income tax asset	73,831	92,459
Income taxes recoverable	4,526	1,829
Other assets	69,866	31,655
Total assets	$14,990,123	$14,042,794

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands, except per share data)

Liabilities and Stockholders’ Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$93,632	$75,872
Annuity and single premium universal life products	13,114,299	12,162,116
Other policy funds and contract claims	128,579	126,387
Other amounts due to related parties	45,504	27,677
Notes payable	266,383	281,043
Subordinated debentures	268,489	230,658
Amounts due under repurchase agreements	385,973	396,697
Other liabilities	92,198	222,986
Total liabilities	14,395,057	13,523,436
Stockholders’ equity:
Common Stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding 2006—53,500,926 shares (excluding 2,664,448 treasury shares); 2005—53,936,097 shares (excluding 1,591,083 treasury shares)	53,501	53,936
Additional paid-in capital	389,644	380,698
Accumulated other comprehensive loss	(38,769)	(27,306)
Retained earnings	190,690	112,030
Total stockholders’ equity	595,066	519,358
Total liabilities and stockholders’ equity	$14,990,123	$14,042,794

See accompanying notes to consolidated financial statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Traditional life and accident and health insurance premiums	$13,622	$13,578	$15,115
Annuity and single premium universal life product charges	39,472	25,686	22,462
Net investment income	677,638	554,118	428,385
Realized gains (losses) on investments	1,345	(7,635)	943
Change in fair value of derivatives	183,783	(18,029)	28,696
Total revenues	915,860	567,718	495,601
Benefits and expenses:
Insurance policy benefits and change in future policy benefits	8,808	8,504	10,151
Interest credited to account balances	429,062	311,479	309,034
Change in fair value of embedded derivatives	151,057	31,087	(8,567)
Interest expense on notes payable	20,382	16,324	2,358
Interest expense on subordinated debentures	21,354	14,145	9,609
Interest expense on amounts due under repurchase agreements	32,931	11,280	3,148
Amortization of deferred policy acquisition costs	94,923	68,109	67,867
Other operating costs and expenses	40,418	35,896	32,520
Total benefits and expenses	798,935	496,824	426,120
Income before income taxes and minority interests	116,925	70,894	69,481
Income tax expense	41,440	25,402	40,611
Income before minority interests	75,485	45,492	28,870
Minority interest	—	2,500	(453)
Net income	$75,485	$42,992	$29,323
Earnings per common share	$1.34	$1.09	$0.77
Earnings per common share—assuming dilution	$1.27	$0.99	$0.71
Weighted average common shares outstanding (in thousands):
Earnings per common share	56,243	39,333	38,159
Earnings per common share—assuming dilution	60,421	44,513	43,096

See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2003	$625	$33,703	$210,027	$(22,742)	$42,103	$263,716
Comprehensive income:
Net income for year	—	—	—	—	29,323	29,323
Change in net unrealized investment gains/losses	—	—	—	3,473	—	3,473
Total comprehensive income:						32,796
Issuance of 805,000 shares of common stock less issuance expenses of $507	—	805	5,933	—	—	6,738
Exercise of 6,000 management subscription rights	—	6	26	—	—	32
Conversion of $2,640 of subordinated debentures	—	326	2,159	—	—	2,485
Conversion of 625,000 shares of Series Preferred Stock	(625)	1,875	(1,250)	—	—	—
Issuance of 54,385 shares of common stock	—	54	489	—	—	543
Dividends on common stock ($0.02 per share)	—	—	—	—	(767)	(767)
Balance at December 31, 2004	—	36,769	217,384	(19,269)	70,659	305,543
Comprehensive income:
Net income for year	—	—	—	—	42,992	42,992
Change in net unrealized investment gains/losses	—	—	—	(8,037)	—	(8,037)
Total comprehensive income						34,955
Conversion of $170 of subordinated debentures	—	21	139	—	—	160
Issuance of 19,500 shares of common stock	—	20	202	—	—	222
Issuance of 14,950,000 shares of common stockless issuance expenses of $9,896	—	14,950	148,574	—	—	163,524
Exercise of 2,176,349 management subscription rights and stock options, including related income tax benefits	—	2,176	14,399	—	—	16,575
Dividends on common stock ($0.04 per share)	—	—	—	—	(1,621)	(1,621)
Balance at December 31, 2005	—	53,936	380,698	(27,306)	112,030	519,358
Cumulative adjustment—SAB 108	—	—	—	—	5,848	5,848
Reclassification of equity awards	—	—	13,830	—	—	13,830
Comprehensive income:
Net income for year	—	—	—	—	75,485	75,485
Change in net unrealized investment gains/losses	—	—	—	(11,463)	—	(11,463)
Total comprehensive income						64,022
Conversion of $420 of subordinated debentures	—	52	346	—	—	398
Issuance of 19,500 shares of common stock	—	19	191	—	—	210
Settlement of option agreement, including related income tax benefit	—	—	(1,580)	—	—	(1,580)
Acquisition of 1,073,365 shares of common stock	—	(1,073)	(11,887)	—	—	(12,960)
Share-based compensation	—	—	4,497	—	—	4,497
Issuance of 566,845 shares of common stock under compensation plans, including related income tax benefits	—	567	3,549	—	—	4,116
Dividends on common stock ($0.05 per share)	—	—	—	—	(2,673)	(2,673)
Balance at December 31, 2006	$—	$53,501	$389,644	$(38,769)	$190,690	$595,066

See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities
Net income	$75,485	$42,992	$29,323
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	429,062	311,479	309,034
Annuity and single premium universal life product charges	(39,472)	(25,686)	(22,462)
Change in fair value of embedded derivatives	151,057	31,087	(8,567)
Increase in traditional life and accident and health insurance reserves	10,776	8,863	14,304
Policy acquisition costs deferred	(205,586)	(325,424)	(188,248)
Amortization of deferred policy acquisition costs	94,923	68,109	67,867
Amortization of discount on contingent convertible notes	4,841	—	—
Provision for depreciation and other amortization	1,846	2,002	1,434
Amortization of discounts and premiums on fixed maturity securities	(248,746)	(188,463)	(139,025)
Realized losses (gains) on investments	(1,345)	7,635	(943)
Change in fair value of derivatives	(183,783)	18,029	(28,696)
Deferred income taxes	21,296	(31,990)	820
Share-based compensation	4,497	—	—
Changes in other operating assets and liabilities:
Accrued investment income	(8,739)	(14,713)	(15,485)
Federal income taxes recoverable/payable	(2,697)	(10,383)	10,291
Other assets	(3,518)	—	—
Other policy funds and contract claims	2,192	31,977	33,415
Other amounts due to related parties	(650)	2,306	12,730
Other liabilities	(44,382)	57,311	26,208
Other	—	(2,727)	(51)
Net cash provided by (used in) operating activities	57,057	(17,596)	101,949
Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities—available for sale	386,896	379,015	1,399,886
Fixed maturity securities—held for investment	—	1,332,689	1,157,382
Equity securities, available for sale	58,095	12,247	23,697
Mortgage loans on real estate	132,902	136,356	61,553
Derivative instruments	246,409	118,200	109,373
Acquisitions of investments:
Fixed maturity securities—available for sale	(547,789)	(1,851,905)	(1,381,314)
Fixed maturity securities—held for investment	(176,169)	(1,741,856)	(2,315,130)
Equity securities, available for sale	(13,879)	(60,707)	(38,645)
Mortgage loans on real estate	(464,022)	(498,214)	(412,283)
Derivative instruments	(239,719)	(180,440)	(111,689)
Policy loans	(57)	—	(38)
Purchases of property, furniture and equipment	(378)	(5,010)	(2,901)
Net cash used in investing activities	(617,711)	(2,359,625)	(1,510,109)

See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$1,869,966	$2,895,055	$1,973,971
Coinsurance deposits—related parties	190,198	163,980	(65,968)
Return of annuity and single premium universal life policyholder account balances	(1,631,241)	(992,482)	(914,846)
Financing fees incurred and deferred	(1,782)	(2,042)	(9,598)
Proceeds from notes payable	—	—	283,375
Repayments of notes payable	(4,095)	(6,958)	(46,115)
Increase (decrease) in amounts due under repurchase agreements	(10,724)	131,822	156,085
Proceeds from issuance of subordinated debentures	40,000	55,000	57,500
Acquisition of common stock	(12,960)	—	—
Settlement of option agreement	(514)	—	—
Tax benefits realized from exercise of stock options, management subscription rights and settlement of option agreement	2,812	4,781	—
Proceeds from issuance of common stock	2,424	175,539	7,313
Checks in excess of cash balance	36,797	—	—
Dividends paid	(2,673)	(1,621)	(767)
Net cash provided by financing activities	478,208	2,423,074	1,440,950
Increase (decrease) in cash and cash equivalents	(82,446)	45,853	32,790
Cash and cash equivalents at beginning of year	112,395	66,542	33,752
Cash and cash equivalents at end of year	$29,949	$112,395	$66,542
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$68,490	$41,119	$13,331
Income taxes	20,029	62,993	29,500
Non-cash operating, financing and investing activities:
Premium and interest bonuses deferred as sales inducements	133,701	163,646	75,162
Conversion of subordinated debentures	420	160	2,485
Subordinated debentures issued to subsidiary trusts for common equity securities of the subsidiary trust	1,238	1,730	1,770

See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 Organization and Significant Accounting Policies

Organization

American Equity Investment Life Holding Company (the Company), through its wholly-owned subsidiaries, American Equity Investment Life Insurance Company and American Equity Investment Life Insurance Company of New York, is licensed to sell insurance products in 50 states and the District of Columbia at December 31, 2006. The Company offers a broad array of annuity and insurance products. The Company’s business consists primarily of the sale of index and fixed rate annuities. The Company operates solely in the life insurance business.

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

In the first quarter of 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FIN 46(R)-5, Implicit Variable Interests under FIN 46 (“FSP FIN 46(R)-5”). The Company adopted FSP FIN 46(R)-5 in the first quarter of 2005 and as permitted by the FSP, applied it retroactively to January 1, 2003, the date of the Company’s original adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). There was no cumulative effect on January 1, 2003 due to the adoption of FSP FIN 46(R)-5. Prior to the acquisition of the Service Company on September 2, 2005, the Company had an implicit variable interest in the Service Company and was required to consolidate the Service Company under FSP FIN 46(R)-5.

The adoption of FSP FIN 46(R)-5 and the consolidation of the Service Company decreased net income, earnings per common share and earnings per common share—assuming dilution for the year ended December 31, 2004 by $16.0 million, $0.42 and $0.37, respectively. Prior to January 1, 2004, the Service Company was taxed as a Subchapter S Corporation. Effective January 1, 2004, the Service Company revoked its Subchapter S election, which required the recognition of a deferred income tax liability on the basis of the differences that existed at that date, all of which is reflected in income tax expense for the year ended December 31, 2004. The increase in income tax expense for the year ended December 31, 2004 attributable to the change in the Service Company’s federal income tax status was approximately $16.3 million, and is the principal reconciling item between the amount computed at the applicable statutory federal income tax rate (35%) and the amount reported in the consolidated statements of income.  A $2.5 million dividend distribution to the Company’s chairman by the Service Company preceding this acquisition is recorded in the 2005 consolidated statement of income on the minority interest line. For further information on the Service Company, see note 8.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reporting period. Significant estimates and assumptions are utilized in the calculation of deferred policy acquisition costs, deferred sales inducements, policy benefit reserves and accruals, valuation of derivatives, including embedded derivatives on index reserves and contingent convertible senior notes, other than temporary impairment of investments and valuation allowances on deferred tax assets. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized.

Reclassifications

Certain items appearing in the 2005 and 2004 consolidated financial statements have been reclassified to conform with the current year presentation. See note 10 for reclassifications of equity awards and its impact on the statements of changes in stockholders’ equity.

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

Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities’ expected lives. Amortization/accrual of premiums and discounts on mortgage and asset-backed securities incorporate prepayment assumptions to estimate the securities’ expected lives. Interest income is recognized as earned

Fixed maturity securities that the Company has the positive intent and ability to hold to maturity are classified as held for investment. Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the fair value of these securities, except for declines that are other than temporary, are not reflected in the Company’s financial statements. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities’ expected lives.

Equity securities, comprised of common and non-redeemable preferred stocks, are classified as available for sale and are reported at fair value. Unrealized gains and losses are included directly in a separate component of stockholders’ equity, net of income taxes and certain adjustments, for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements.  Dividends are recognized when declared.

Mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts. If the Company determines that the value of any mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan’s effective interest rate, or the fair value of the underlying collateral. The carrying value of impaired loans is reduced by the establishment of a valuation allowance, changes to which are recognized as realized gains or losses on investments. There were no

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

valuation allowances at December 31, 2006 and 2005. Interest income on impaired loans is recorded on a cash basis.

Policy loans are reported at unpaid principal.

The carrying amounts of all the Company’s investments are reviewed on an ongoing basis for credit deterioration and changes in market interest rates. If this review indicates a decline in fair value that is other than temporary, the Company’s carrying amount in the investment is reduced to its estimated fair value and a specific write down is taken. Such reductions in carrying amount are recognized as realized losses and charged to income. Realized gains and losses on sales are determined on the basis of specific identification of investments. Factors considered in evaluating whether a decline in value is other than temporary include:

•       the length of time and the extent to which the fair value has been less than cost;

•       the financial condition and near-term prospects of the issuer;

•       whether the investment is rated investment grade;

•       whether the issuer is current on all payments and all contractual payments have been made as agreed;

•       our intent and ability to retain the investment for a period of time sufficient to allow for recovery;

•       consideration of rating agency actions; and

•       changes in cash flows of asset-backed and mortgage-backed securities.

Derivative Instruments

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the Company’s derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings.

The Company has index annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specified market index. A portion of the premium from each policyholder is invested in investment grade fixed income securities to cover the minimum guaranteed value due the policyholder at the end of the contract term. A portion of the premium is used to purchase derivatives consisting of call options on the applicable market indices to fund the index credits due to index annuity policyholders. Substantially all such call options are one year options purchased to match the funding requirements of the underlying policies. The call options are marked to market with the change in fair value included as a component of our revenues. On the respective anniversary dates of the index policies, the index used to compute the annual index credit is reset and the Company purchases new one-year call options to fund the next annual index credit. The Company manages the cost of these purchases through the terms of its index annuities, which permit the Company to change annual participation rates, caps, and/or asset fees, subject to guaranteed minimums. By adjusting participation rates, caps or asset fees, the Company can generally limit option costs to budgeted amounts except in cases where the contractual features would prevent further modifications.

The Company’s strategy attempts to mitigate any potential risk of loss under these agreements through a regular monitoring process which evaluates the program’s effectiveness. The Company is exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, the Company purchases its option contracts from multiple counterparties and evaluates the creditworthiness of all counterparties prior to purchase of the contracts. At December 31, 2006, all of these options had been

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purchased from nationally recognized investment banking institutions with a Standard and Poor’s credit rating of A or higher.

Under SFAS 133, the future annual index credits on the Company’s index annuities are treated as a “series of embedded derivatives” over the expected life of the applicable contract. The Company does not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. The Company must value both the call options and the related forward embedded options in the policies at fair value. The change in fair value for the call options is included in the change in fair value of derivatives and the change in fair value adjustment of the embedded options is included in the change in fair value of embedded derivatives in the consolidated statements of income.

On December 15, 2005, the conversion option embedded in the Company’s contingent convertible senior notes was bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in the consolidated statements of income. Effective June 8, 2006, this conversion option was no longer required to be bifurcated and accounted for as a derivative. The changes in the fair value of the conversion option embedded in these notes coincide with the changes in the Company’s common stock price during the periods of time during 2006 and 2005 that the conversion option was required to be bifurcated.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Deferred Policy Acquisition Costs and Deferred Sales Inducements

To the extent recoverable from future policy revenues and gross profits, certain costs that vary directly with the production of new business are not expensed when incurred but instead are capitalized as deferred policy acquisition costs or deferred sales inducements. Deferred policy acquisition costs consist primarily of commissions and certain costs of policy issuance. Deferred sales inducements consist of first-year premium and interest bonuses credited to policyholder account balances. Amortization of deferred sales inducements is reported as a component of interest credited to account balances in the consolidated statements of income.

For annuity and single premium universal life products, these capitalized costs are being amortized generally in proportion to expected gross profits from investments and, to a lesser extent, from surrender charges and mortality and expense margins. That amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized gains/losses) to be realized from a group of products are revised. Deferred policy acquisition costs and deferred sales inducements are also adjusted for the change in amortization that would have occurred if available-for-sale fixed maturity securities and equity securities had been sold at their aggregate fair value and the proceeds reinvested at current yields. The impact of this adjustment is included in other comprehensive income (loss) within consolidated stockholders’ equity.

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future Policy Benefits

Future policy benefit reserves for annuity and single premium universal life products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Future policy benefit reserves for index annuities are equal to the sum of the fair value of the embedded index options, accumulated index credits and the host contract reserve computed using a method similar to that used for annuity and single premium universal life products. Policy benefits and claims on universal life products that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. For the years ended December 31, 2006, 2005 and 2004, interest crediting rates for these products ranged from 3.0% to 11.5%. These rates include first-year interest bonuses capitalized as deferred sales inducements.

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

Certain group policies include provisions for annual experience refunds of premiums equal to net premiums received less a 16% administrative fee and less claims incurred. Such amounts (2006—$0.1 million; 2005—$0.2 million; and 2004—$0.0 million) are reported as a reduction of traditional life and accident and health insurance premiums in the consolidated statements of income.

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from this offering (including proceeds from shares issued pursuant to the over-allotment option), net of the underwriting discount and expenses, were approximately $163.5 million.

During 2005 and 2004, certain officers and directors exercised subscription rights to purchase shares of the Company’s common stock with respect to 2,151,375 shares and 6,000 shares, respectively. The subscription rights had an exercise price of $5.33 per share and the tax benefit realized for the tax deduction from the exercise of the subscription rights was $4.7 million for 2005 and immaterial for 2004.

During 2004, 625,000 shares of 1998 Series A Participating Preferred Stock (aggregate liquidation preference of $10.0 million) converted into 1,875,000 shares of the Company’s common stock. Prior to conversion, these preferred shares had participating dividend rights with shares of the Company’s common stock, when and as such dividends were declared.

On December 9, 2003, the Company completed an initial public offering of 18,700,000 shares of its common stock at a price of $9.00 per share. Pursuant to the over-allotment option granted to the underwriters in this offering, the underwriters purchased an additional 2,000,000 shares on December 29, 2003 and an additional 805,000 shares on January 7, 2004. The proceeds from the initial public offering (including proceeds from shares issued pursuant to the over-allotment option), net of the underwriting discount and expenses, were approximately $178.0 million, of which $6.7 million was received in 2004.

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

All insurance-related revenues, including the change in the fair value of derivatives for call options related to the business ceded under coinsurance agreements (see note 5), benefits, losses and expenses are reported net of reinsurance ceded.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Premiums and Deposits by Product Type

The Company markets index annuities, fixed rate annuities, a variable annuity and life insurance. In connection with its reinsured group life business, the Company also collects renewal premiums on certain accident and health insurance policies. Premiums and deposits (net of coinsurance), which are not included as revenues in the accompanying consolidated statements of income, collected in 2006, 2005 and 2004, by product category were as follows:

	Year Ended December 31,
Product Type	2006	2005	2004
	(Dollars in thousands)
Index Annuities:
Index Strategies	$1,159,035	$1,777,825	$1,008,801
Fixed Strategy	626,018	907,711	491,721
	1,785,053	2,685,536	1,500,522
Fixed Rate Annuities	82,054	204,831	271,385
Life Insurance	13,318	13,077	14,566
Accident and Health	304	501	549
Variable Annuities	4	37	279
	$1,880,733	$2,903,982	$1,787,301

One national marketing organization through which the Company markets its products accounted for more than 10% of the annuity deposits and insurance premium collections during 2006, representing 14% of the annuity deposits and insurance premiums collected. Two national marketing organizations through which the Company markets its products each accounted for more than 10% of the annuity deposits and insurance premium collections during 2005 and 2004 representing 15% and 11%, and 18% and 11%, of the annuity deposits and insurance premiums collected, respectively.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders. Other comprehensive income excludes net realized investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $1.4 million, $(7.6) million and $0.9 million in 2006, 2005 and 2004, respectively. Such amounts, which have been measured through the date of sale, are net of adjustments to deferred policy acquisition costs, deferred sales inducements and income taxes totaling $0.9 million in 2006, $(5.0) million in 2005 and $0.3 million in 2004.

Adopted Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for years ending after November 15, 2006. SAB 108 allows a one-time transitional cumulative effect adjustment to retained

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance of SAB 108. The Company adopted the provisions of SAB No. 108 and recorded a $5.8 million cumulative adjustment to the January 1, 2006 retained earnings for items discussed below. These errors were considered immaterial under the Company’s previous method of evaluating misstatements.

The Company adjusted its beginning retained earnings for 2006 by $1.8 million related to the amortization of debt issue costs, discount on debt and discount on certain investments, which were incorrectly being amortized on a straight line basis versus using the effective interest method. These differences had accumulated over a period of years beginning in 1999.

The Company also adjusted its beginning retained earnings for 2006 by $4.0 million for a correction of the calculation of its index annuity reserves in accordance with SFAS 133 net of the effects of amortization of deferred policy acquisition costs and deferred sales inducements. This difference had accumulated over a period of years beginning in 2003.

The Company corrected the portion of the errors discussed above that arose during the prior quarters of 2006 in the fourth quarter of 2006 increasing net income by $1.7 million in the fourth quarter. The effect on the first and third quarters of 2006 was to decrease net income by $1.0 million and $0.7 million, respectively and is immaterial.

As of January 1, 2006, the Company adopted SFAS No. 123R, Share Based Payment (“SFAS 123R”) using the modified prospective method, which requires measurement of compensation cost for all share-based awards at fair value on the date of grant and recognition of such value as compensation expense over the service period, net of estimated forfeitures. The fair value of the Company’s stock options are determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously used for stock options in the footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. There was no cumulative effect upon the adoption of SFAS 123R. The effect on consolidated net income and cash flows from operations and financing activities was immaterial for 2006.

Prior to January 1, 2006, the Company elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”) for its share-based awards. Under APB 25, because the exercise price of the Company’s employee stock options equaled the fair value of the underlying stock on the date of grant, no compensation expense was recognized.

New Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is a replacement of APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application of prior periods’ financial statements for all voluntary changes in accounting principle, unless impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. SFAS 154 has no immediate impact on the Company’s consolidated financial statements, though it will impact the presentation of future voluntary accounting changes, if any such changes occur.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 05-1, Accounting by Insurance Enterprises for

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred policy acquisition costs and deferred sales inducements on internal replacements of insurance contracts other than those specifically described in SFAS 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 31, 2006. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. The Company has evaluated SOP 05-1 and does not expect that it will have a material impact on the consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Company has evaluated SFAS 155 and does not expect that it will have a material impact on the consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under the Interpretation, a tax position can be recognized in the financial statements if it is more likely than not that the position will be sustained upon examination by taxing authorities who have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective beginning in 2007. The Company is continuing to evaluate FIN 48 but does not believe it will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is continuing to evaluate SFAS 157 but does not believe that it will have a material impact on the consolidated financial statements.

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Annuity and single premium universal life policy benefit reserves and coinsurance deposits—related party:   Fair values of the Company’s liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities), are stated at the cost the Company would incur to extinguish the liability (i.e., the cash surrender value) adjusted as required under SFAS 133. The coinsurance deposits related to the annuity benefit reserves have fair values determined in a similar fashion. The Company is not required to and has not estimated the fair value of its liabilities under other contracts.

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following sets forth a comparison of the fair values and carrying amounts of the Company’s financial instruments:

	December 31,
	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$4,177,029	$4,177,029	$4,188,683	$4,188,683
Held for investment	5,128,146	4,871,237	4,711,427	4,598,615
Equity securities, available for sale	45,512	45,512	84,846	84,846
Mortgage loans on real estate	1,652,757	1,677,846	1,321,637	1,341,353
Derivative instruments	381,601	381,601	185,391	185,391
Policy loans	419	419	362	362
Cash and cash equivalents	29,949	29,949	112,395	112,395
Coinsurance deposits—related party	1,841,720	1,588,465	1,959,663	1,694,583
Liabilities
Annuity and single premiumuniversal life policy benefit reserves	13,207,931	11,138,257	12,162,116	10,528,907
Notes payable	266,383	317,172	281,043	319,317
Subordinated debentures	268,489	272,491	230,658	230,658
Amounts due under repurchase agreements	385,973	385,973	396,697	396,697

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.                 Investments

At December 31, 2006 and 2005, the amortized cost and estimated fair value of fixed maturity securities and equity securities were as follows:

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$2,770	$14	$(38)	$2,746
United States Government sponsored agencies	2,997,612	1	(83,986)	2,913,627
Public utilities	140,463	484	(3,486)	137,461
Corporate securities	657,067	4,137	(17,354)	643,850
Redeemable preferred stocks	62,126	142	(1,623)	60,645
Mortgage and asset-backed securities:
United States Government and agencies	69,187	13	(1,317)	67,883
Non-government	367,957	51	(17,191)	350,817
	$4,297,182	$4,842	$(124,995)	$4,177,029
Held for investment:
United States Government sponsored agencies	$5,052,858	$3	$(256,912)	$4,795,949
Redeemable preferred stocks	75,288	—	—	75,288
	$5,128,146	$3	$(256,912)	$4,871,237
Equity securities, available for sale:
Non-redeemable preferred stocks	$31,514	$41	$(407)	$31,148
Common stocks	14,486	97	(219)	14,364
	$46,000	$138	$(626)	$45,512

December 31, 2005
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$2,734	$64	$(24)	$2,774
United States Government sponsored agencies	2,877,423	37	(67,471)	2,809,989
Public utilities	133,489	1,163	(1,306)	133,346
Corporate securities	603,746	7,138	(12,596)	598,288
Redeemable preferred stocks	48,578	394	(2,076)	46,896
Mortgage and asset-backed securities:
United States Government and agencies	218,870	1,669	(160)	220,379
Non-government	389,319	625	(12,933)	377,011
	$4,274,159	$11,090	$(96,566)	$4,188,683
Held for investment:
United States Government sponsored agencies	$4,635,485	$478	$(113,290)	$4,522,673
Corporate securities	75,942	—	—	75,942
	$4,711,427	$478	$(113,290)	$4,598,615
Equity securities, available for sale:
Non-redeemable preferred stocks	$71,642	$395	$(2,075)	$69,962
Common stocks	16,418	—	(1,534)	14,884
	$88,060	$395	$(3,609)	$84,846

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2006, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company’s mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available for sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one year through five years	$98,955	$98,783	$—	$—
Due after five years through ten years	491,345	476,611	—	—
Due after ten years through twenty years	2,083,777	2,034,092	348,413	342,104
Due after twenty years	1,185,961	1,148,843	4,779,733	4,529,133
	3,860,038	3,758,329	5,128,146	4,871,237
Mortgage-backed and asset-backed securities	437,144	418,700	—	—
	$4,297,182	$4,177,029	$5,128,146	$4,871,237

Net unrealized losses on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders’ equity were comprised of the following at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(Dollars in thousands)
Net unrealized losses on available for sale fixed maturity securities and equity securities	$(120,641)	$(88,690)
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	60,997	46,680
Deferred income tax benefit	20,875	14,704
Net unrealized losses reported as accumulated other comprehensive loss	$(38,769)	$(27,306)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$—	$—	$901	$(38)	$901	$(38)
United States Government sponsored agencies	302,604	(2,372)	2,611,022	(81,614)	2,913,626	(83,986)
Public utilities	38,325	(1,160)	42,489	(2,326)	80,814	(3,486)
Corporate securities	131,668	(3,980)	316,748	(13,374)	448,416	(17,354)
Redeemable preferred stocks	10,209	(171)	36,702	(1,452)	46,911	(1,623)
Mortgage and asset-backed securities	117,863	(2,285)	289,921	(16,223)	407,784	(18,508)
	$600,669	$(9,968)	$3,297,783	$(115,027)	$3,898,452	$(124,995)
Held for investment:
United States Government sponsored agencies	$273,427	$(4,190)	$4,495,162	$(252,722)	$4,768,589	$(256,912)
	$273,427	$(4,190)	$4,495,162	$(252,722)	$4,768,589	$(256,912)
Equity securities, available for sale:
Non-redeemable preferred stocks	$20,909	$(407)	$—	$—	$20,909	$(407)
Common stocks	2,991	(219)	—	—	2,991	(219)
	$23,900	$(626)	$—	$—	$23,900	$(626)

Approximately 99% of the unrealized losses on fixed maturity securities shown in the above table are on securities that are rated investment grade. These unrealized losses are primarily from the Company’s investments in United States Government agencies and United States Government agency mortgage-backed securities. These securities are relatively long in duration and are callable, making the value of such securities very sensitive to changes in market interest rates. Approximately 1% of the unrealized losses on fixed maturity securities shown in the above table are on securities rated below investment grade. The Company reviews all investments on an ongoing basis for credit deterioration as discussed in note 1.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The securities in an unrealized loss position are current in respect to payments of interest and principal and the Company has the intent and ability to hold these securities until they recover in fair value.

Components of net investment income are as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Fixed maturity securities	$575,931	$475,071	$376,319
Equity securities	2,842	3,402	1,668
Mortgage loans on real estate	100,334	77,518	52,697
Cash and cash equivalents	1,089	1,171	604
Other	1,202	559	648
	681,398	557,721	431,936
Less investment expenses	(3,760)	(3,603)	(3,551)
Net investment income	$677,638	$554,118	$428,385

Proceeds from sales of available for sale fixed maturity securities for the years ended December 31, 2006, 2005 and 2004 were $350.2 million, $155.4 million and $272.7 million, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the years ended December 31, 2006, 2005 and 2004 were $36.7 million, $279.2 million and $1.1 billion, respectively. There were no calls of held for investment fixed maturity securities for the year ended December 31, 2006. Calls of held for investment fixed maturity securities for the years ended December 31, 2005 and 2004 were $1.3 billion and $1.2 billion, respectively.

Net realized gains (losses) on investments for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$4,628	$5,334	$13,720
Gross realized losses	(3,054)	(3,642)	(220)
Writedowns (other than temporary impairments)	(1,337)	(8,902)	(12,828)
	237	(7,210)	672
Equity securities:
Gross realized gains	1,208	135	272
Gross realized losses	(100)	—	(1)
Writedowns (other than temporary impairments)	—	(560)	—
	1,108	(425)	271
	$1,345	$(7,635)	$943

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in unrealized appreciation (depreciation) on investments for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$(144,097)	$(20,094)	$17,347
Investments carried at estimated fair value:
Fixed maturity securities, available for sale	$(34,677)	$(20,995)	$21,250
Equity securities, available for sale	2,726	(2,679)	(150)
	(31,951)	(23,674)	21,100
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	14,317	11,639	(16,087)
Deferred income tax asset	6,171	4,328	(1,870)
Net unrealized gain and amortization on fixed maturity securities transferred from available to sale to held for investment	—	(330)	330
	20,488	15,637	(17,627)
Change is unrealized appreciation (depreciation) on investments carried at fair value	$(11,463)	$(8,037)	$3,473

The Company transferred fixed maturity securities at fair value of $1.2 billion during 2004 from available for sale to held for investment to match its investment objectives, which are to hold these investments to maturity. The unrealized gain on these securities on the date of transfer of $1.7 million is included as a separate component of accumulated other comprehensive loss and was being amortized over the lives of the securities. All of the securities transferred during 2004 were called for redemption subsequent to the transfer.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s mortgage loan portfolio totaled $1.7 billion and $1.3 billion at December 31, 2006 and 2005, respectively, with commitments outstanding of $30.9 million at December 31, 2006. The portfolio consists of commercial mortgage loans diversified as to property type, location and loan size. The loans are collateralized by the related properties. The Company’s mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. As of December 31, 2006, there were no delinquencies or defaults in the Company’s mortgage loan portfolio. There was no valuation allowance at December 31, 2006 and 2005. The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows (dollars in thousands):

	December 31,
	2006		2005
	Carrying Amount	Percent	Carrying Amount	Percent
Geographic distribution
East	$364,977	22.1%	$283,085	21.4%
Middle Atlantic	115,930	7.0%	93,579	7.1%
Mountain	267,808	16.2%	198,476	15.0%
New England	43,228	2.6%	47,839	3.6%
Pacific	132,085	8.0%	117,977	8.9%
South Atlantic	299,373	18.1%	213,423	16.1%
West North Central	290,592	17.6%	258,181	19.6%
West South Central	138,764	8.4%	109,077	8.3%
Total	$1,652,757	100.0%	$1,321,637	100.0%
Property type distribution
Office	$508,093	30.7%	$384,606	29.1%
Medical Office	78,147	4.7%	75,716	5.7%
Retail	389,534	23.6%	285,715	21.6%
Industrial/Warehouse	381,248	23.1%	346,461	26.2%
Hotel	71,510	4.3%	52,274	4.0%
Apartment	91,190	5.5%	68,795	5.2%
Mixed use/other	133,035	8.1%	108,070	8.2%
Total	$1,652,757	100.0%	$1,321,637	100.0%

At December 31, 2006 and 2005, fixed maturity securities and short-term investments with an amortized cost of $2.4 million and $2.2 million, respectively, were on deposit with state agencies to meet regulatory requirements. There are no restrictions on these assets.

At December 31, 2006 and 2005, the only investment in any person or its affiliates (other than bonds issued by agencies of the United States Government) that exceeded 10% of stockholders’ equity was FBL Capital Trust I with an estimated fair value and amortized cost of $75.3 million and $75.9 million, respectively.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.                 Deferred Policy Acquisition Costs and Deferred Sales Inducements

An analysis of deferred policy acquisition costs is presented below for the years ended December 31, 2006 and 2005:

	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$977,015	$713,021
Cumulative adjustment—SAB 108	(7,344)	—
Costs deferred during the year:
Commissions	196,877	316,538
Policy issue costs	8,709	8,886
Amortized to expense during the year	(94,923)	(68,109)
Effect of net unrealized losses	8,556	6,679
Balance at end of year	$1,088,890	$977,015

An analysis of deferred sales inducements is presented below for the years ended December 31, 2006 and 2005:

	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$315,848	$159,467
Cumulative adjustment—SAB 108	(2,963)	—
Costs deferred during the year	133,701	163,646
Amortized to expense during the year	(24,793)	(12,225)
Effect of net unrealized losses	5,761	4,960
Balance at end of year	$427,554	$315,848

5.                 Reinsurance and Policy Provisions

Coinsurance

The Company has entered into two coinsurance agreements with EquiTrust Life Insurance Company (“EquiTrust”), an affiliate of Farm Bureau Life Insurance Company (“Farm Bureau”) covering 70% of certain of the Company’s fixed rate and index annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003 and 20% of those contracts issued from January 1, 2004 to July 31, 2004, when the agreement was suspended by mutual consent of the parties. As a result of the suspension, new business is no longer ceded to EquiTrust. The business reinsured under these agreements is not eligible for recapture before the expiration of 10 years. As of December 31, 2006, Farm Bureau beneficially owned 5.4% of the Company’s common stock.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expense allowances received from EquiTrust under these agreements were $2.0 million for each of the years ended December 31, 2006 and 2005 and $22.6 million for the year ended December 31, 2004. Coinsurance deposits (aggregate policy benefit reserves transferred to EquiTrust under these agreements) decreased by $190.2 million and $164.0 million and increased by $66.0 million for the years ended December 31, 2006, 2005 and 2004, respectively, for the ceding of annuity deposits, surrenders, withdrawals and death benefits. Coinsurance deposits were $1.8 billion and $2.0 billion at December 31, 2006 and 2005, respectively. The Company remains liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible. The balance due under these agreements to EquiTrust was $45.5 million and $27.7 million at December 31, 2006 and 2005, respectively, and represents the fair value of call options held by the Company to fund index credits related to the ceded business and cash due to or from EquiTrust related to monthly settlements of policy activity.

The Company has also entered into a modified coinsurance agreement to cede 70% of its variable annuity business to EquiTrust. Under this agreement, the Company paid EquiTrust $0.3 million for the year ended December 31, 2006 and $0.2 million for each of the years ended December 31, 2005 and 2004. The modified coinsurance agreement will continue until termination by written notice at the election of either party. Any such termination will apply to the submission or acceptance of new policies, and business reinsured under the agreement prior to any such termination is not eligible for recapture before the expiration of 10 years. EquiTrust (or one of its affiliates) provides the administrative support necessary to manage this business.

Financial Reinsurance

The Company has entered into three reinsurance transactions with Hannover Life Reassurance Company of America (“Hannover”), which are treated as reinsurance under statutory accounting practices and as financial reinsurance under GAAP. The statutory surplus benefits under these agreements are eliminated under GAAP and the associated charges are recorded as risk charges and are included in other operating costs and expenses in the consolidated statements of income. The first transaction became effective November 1, 2002 (the “2002 Hannover Transaction”), the second transaction became effective September 30, 2003 (the “2003 Hannover Transaction”) and the third transaction became effective October 1, 2005 (the “2005 Hannover Transaction”). The agreements for the 2002 and 2003 Hannover Transactions include a coinsurance segment and a yearly renewable term segment reinsuring a portion of death benefits payable on certain annuities issued from January 1, 2002 to December 31, 2002 and issued from January 1, 2003 to September 30, 2003. The coinsurance segments provide reinsurance to the extent of 6.88% (2002 Hannover Transaction) and 13.41% (2003 Hannover Transaction) of all risks associated with the Company’s annuity policies covered by these reinsurance agreements. The 2002 Hannover Transaction provided $29.8 million in net statutory surplus benefit during 2002 and the 2003 Hannover Transaction provided $29.7 million in net statutory surplus benefit during 2003. The statutory surplus benefits provided by the 2002 and 2003 Hannover Transactions were reduced by $13.6 million in 2006, $13.4 million in 2005 and $13.1 million in 2004. The remaining statutory surplus benefit under the 2002 and 2003 Hannover Transactions is expected to be reduced in the following years as follows: 2007—$13.2 million; 2008—$6.8 million. The 2005 Hannover Transaction is a yearly renewable term reinsurance agreement on inforce business covering 40% of waived surrender charges related to penalty free withdrawals and deaths. The risks reinsured under this agreement may be recaptured as of the end of any quarter beginning October 1, 2008. The Company pays quarterly reinsurance premiums under this

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

agreement with an experience refund calculated on a quarterly basis resulting in a risk charge equal to approximately 5.8% of the weighted average reserve credit. The reserve credit recorded on a statutory basis by American Equity Life was $69.6 million and $59.0 million at December 31, 2006 and 2005, respectively. Risk charges attributable to the three reinsurance transactions with Hannover included in other operating costs and expenses were of $5.0 million, $2.5 million and $2.2 million during 2006, 2005 and 2004, respectively.

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

6.                 Income Taxes

The Company files a consolidated federal income tax return with all its subsidiaries. The Company’s income tax expense (benefit) is as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Consolidated statements of income:
Current income taxes	$20,144	$57,391	$39,791
Deferred income taxes	21,296	(31,989)	820
Total income tax expense included in consolidated statements of income	41,440	25,402	40,611
Stockholders’ equity:
Expense (benefit) relating to:
Change in net unrealized investment gains/losses	(6,171)	(4,328)	1,870
Share-based compensation	(2,812)	(4,781)	—
Cumulative adjustment-SAB 108	3,503	—	—
Total income tax expense included in consolidated financial statements	$35,960	$16,293	$42,481

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax expense in the consolidated statements of income differed from the amount computed at the applicable statutory federal income tax rate (35%) as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Income before income taxes and minority interests	$116,925	$70,894	$69,481
Income tax expense on income before income taxes and minority interests	$40,924	$24,813	$24,318
Tax effect of:
Change in federal income tax status of variable interest entity (see note 1)	—	—	16,254
Other	516	589	39
Income tax expense	$41,440	$25,402	$40,611
Effective tax rate	35.4%	35.8%	58.4%

Deferred income tax assets or liabilities are established for temporary differences between the financial reporting amounts and tax bases of assets and liabilities that will result in deductible or taxable amounts, respectively, in future years. The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2006 and 2005, are as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Deferred income tax assets:
Policy benefit reserves	$538,028	$474,434
Unrealized depreciation on available for sale fixed maturity securities and equity securities	20,875	14,704
Fixed maturity and equity securities	1,778	9,324
Deferred compensation	10,070	4,884
Net operating loss carryforwards	10,390	8,707
Other	5,038	3,069
Gross deferred tax assets	586,179	515,122
Deferred income tax liabilities:
Deferred policy acquisition costs	(479,252)	(407,972)
Amounts due to reinsurer	(10,030)	(7,118)
Convertible senior notes	(9,033)	(3,274)
Derivative instruments	(11,457)	(3,338)
Other	(2,576)	(961)
Gross deferred tax liabilities	(512,348)	(422,663)
Net deferred income tax asset	$73,831	$92,459

In the opinion of the Company’s management, realization of its deferred income tax assets is more likely than not based on expectations as to the Company’s future taxable income and considering all other available evidence, both positive and negative. Therefore, no valuation allowance against deferred tax assets has been established.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2006, the Company has non-life net operating loss carryforwards for federal tax purposes of $25.0 million which expire beginning in 2012 through 2026.

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

Effective December 15, 2005, the conversion option embedded in these notes was bifurcated from the host instrument due to an insufficient number of authorized shares of the Company and accounted for as a derivative at fair value with changes in fair value recorded in the consolidated statements of income. A debt discount of $81.6 million was created upon the bifurcation of the embedded derivative. The fair value of the conversion option was $85.6 million on December 31, 2005. Effective June 8, 2006, this conversion option was no longer required to be bifurcated and marked to market upon shareholder approval of an increase of authorized shares of the Company. The unbifurcation of the embedded derivative resulted in adjusting the debt discount to $6.5 million. The amortization of the discount was $6.4 million and $0.6 million for the years ended December 31, 2006 and 2005, respectively. The net increase (decrease) in the carrying amount of the contingent convertible notes was ($15.2) million and $4.6 million for the years ended December 31, 2006 and 2005, respectively, and is included as a component of the change in fair value of embedded derivatives. The carrying value of the contingent convertible senior notes was $254.1 million and $264.6 million (includes fair value of the conversion option) at December 31, 2006 and 2005, respectively.

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

Holders may convert any outstanding notes into cash and shares of the Company’s common stock at a conversion price per share of $14.47. This represents a conversion rate of approximately 69.1 shares of common stock per $1,000 in principal amount of notes (the “conversion rate”). Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion, the value (the “conversion value”) of the cash and shares of the Company’s common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the conversion rate by the “ten day average closing stock price”, which equals the average of the closing per share prices of the Company’s common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. The Company will deliver the conversion value to holders as follows: (1) an amount in cash

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(the “principal return”) equal to the lesser of (a) the aggregate conversion value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate conversion value of the notes to be converted is greater than the principal return, an amount in shares (the “net shares”) equal to such aggregate conversion value less the principal return (the “net share amount”) and (3) an amount in cash in lieu of fractional shares of common stock. The number of net shares to be paid will be determined by dividing the net share amount by the ten day average closing stock price.

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

Pursuant to EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, the Company included the dilutive effect of the contingent convertible senior notes in its diluted earnings per share calculation, regardless of whether the market price trigger has been met. Because the notes include a mandatory cash settlement feature for the principal amount, incremental dilutive shares will only exist when the average fair value of the Company’s common stock for a reporting period exceeds the conversion price per share of $14.47.

During, 2006, the Company entered into a $150 million revolving line of credit agreement with eight banks. The revolving period of the facility will be five years. The applicable interest rate will be floating at LIBOR plus 0.20% or the greater of prime rate or federal funds rate plus 0.50%, as elected by the Company. There is no amount outstanding under the revolving line of credit at December 31, 2006. Under this agreement, the Company is required to maintain a minimum risk-based capital ratio at American Equity Life, a maximum ratio of debt to total capital, minimum consolidated net worth and a minimum cash coverage ratio.

As part of its investment strategy, the Company enters into repurchase agreements (short-term collateralized borrowings). These borrowings are collateralized by investment securities with fair values approximately equal to the amount due. Such borrowings averaged $628.0 million, $318.8 million, $196.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The weighted average interest rate on amounts due under repurchase agreements was 5.24%, 3.54% and 1.60% for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company, through the Service Company, had $12.3 million and $16.4 million outstanding at December 31, 2006 and 2005 under a credit agreement with a third party. Quarterly payments in amounts ranging from $1.1 million to $1.4 million are payable over the next twelve quarters with interest computed at a fixed rate of 11.2%. Cash and cash equivalents at December 31, 2006 and 2005 include $2.3 million and $2.6 million, respectively, of restricted cash under the terms of the credit agreement.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

American Equity Life has a General Agency Commission and Servicing Agreement (“Servicing Agreement”) with the Service Company, whereby the Service Company acts as a national supervisory agent with responsibility for paying commissions to agents of the Company. Under the terms of the Servicing Agreement, as amended, the Service Company has paid a portion (ranging from 13.5% to 100%) of the agents’ commissions for certain annuity policies issued during 1997—1999 and 2002—2004. In return, American Equity Life has paid and agreed to pay quarterly renewal commissions to the Service Company ranging from .0975% to .375% based upon the account values of the applicable annuity policies issued during those years. No renewal commission is paid unless the underlying policy is in force on the date renewal commissions are calculated pursuant to the terms of the Servicing Agreement. For all years except 2004, renewal commissions were capped and interest expense computed at a 9% imputed interest rate. The payment of a portion of agents’ commissions and the payment of renewal commissions by American Equity Life to the Service Company is eliminated in consolidation.

During the year ended December 31, 2004, the Service Company paid $20.0 million to agents of the Company. Such amounts were deferred as policy acquisition costs in the consolidated balance sheets. American Equity Life paid renewal commissions to the Service Company of $6.1 million, $17.0 million and $28.1 million in 2006, 2005 and 2004, respectively, which, as indicated above, are eliminated in consolidation.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.                 Subordinated Debentures

The Company’s wholly-owned subsidiary trusts (not consolidated under FIN 46) have issued fixed rate and floating rate trust preferred securities and have used the proceeds from these offerings to purchase subordinated debentures from the Company. The Company also issued subordinated debentures to the trusts in exchange for all of the common securities of each trust. The sole assets of the trusts are the subordinated debentures and any interest accrued thereon. The interest payment dates on the subordinated debentures correspond to the distribution dates on the trust preferred securities issued by the trusts. The trust preferred securities mature simultaneously with the subordinated debentures. The Company’s obligations under the subordinated debentures and related agreements provide a full and unconditional guarantee of payments due under the trust preferred securities. Following is a summary of subordinated debt obligations to the trusts at December 31, 2006 and 2005:

	December 31,		Interest
	2006	2005	Rate	Due Date
	(Dollars in thousands)
American Equity Capital Trust I	$23,483	$23,903	8%	September 30, 2029
American Equity Capital Trust II	75,396	78,383	5%	June 1, 2047
American Equity Capital Trust III	27,840	27,840	*LIBOR + 3.90%	April 29, 2034
American Equity Capital Trust IV	12,372	12,372	*LIBOR + 4.00%	January 8, 2034
American Equity Capital Trust VII	10,830	10,830	*LIBOR + 3.75%	December 14, 2034
American Equity Capital Trust VIII	20,620	20,620	*LIBOR + 3.75%	December 15, 2034
American Equity Capital Trust IX	15,470	15,470	*LIBOR + 3.65%	June 15, 2035
American Equity Capital Trust X	20,620	20,620	*LIBOR + 3.65%	September 15, 2035
American Equity Capital Trust XI	20,620	20,620	8.595%	December 15, 2035
American Equity Capital Trust XII	41,238	—	*LIBOR + 3.50%	April 7, 2036
	$268,489	$230,658

*                    three month London Interbank Offered Rate

The interest rate for Trust XI is fixed at 8.595% for 5 years and then is floating based upon the three month London Interbank Offered Rate plus 3.65%.

During the fourth quarter of 2006, the Company entered into four interest rate swaps to manage interest rate risk associated with the floating rate component on certain of its subordinated debentures. The terms of the interest rate swaps provide that the Company pays a fixed rate of interest and receives a floating rate of interest on a notional amount totaling $80.0 million. The interest rate swaps are not effective hedges under SFAS 133. Therefore, the Company records the interest rate swaps at fair value with the change in fair value and any net cash payments received or paid included in the change in fair value of derivatives in the consolidated statements of income.

Details regarding the interest rate swaps at December 31, 2006 are as follows (dollars in thousands):

Maturity Date	Notional Amount	Receive Rate	Pay Rate	Carrying and Fair Value
April 29, 2009	$20,000	LIBOR	4.94%	$56
December 15, 2009	20,000	LIBOR	4.93%	41
September 15, 2010	20,000	LIBOR	5.19%	(8)
April 7, 2011	20,000	LIBOR	5.23%	(15)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

American Equity Capital Trust I issued 865,671 shares of trust preferred securities, of which 2,000 shares are held by one of the Company’s subsidiaries. During 2006, 2005 and 2004, 14,000 shares, 5,667 shares and 88,000 shares of these trust preferred securities converted into 51,849 shares, 20,988 shares and 325,923 shares of the Company’s common stock, respectively. The remaining 756,004 shares of these trust preferred securities not held by a subsidiary are convertible into 2,799,957 shares of the Company’s common stock.

The principal amount of the subordinated debentures issued by the Company to American Equity Capital Trust II (“Trust II”) is $100.0 million. These debentures were assigned a fair value of $74.7 million at the date of issue (based upon an effective yield-to-maturity of 7%). The difference between the fair value at the date of issue and the principal amount is being accreted over the life of the debentures. The Company adopted SAB 108 on January 1, 2006 (see note 1) and made a correction to amortize the discount on this debt instrument from the straight line method to the effective interest method. The cumulative adjustment to this debt instrument on January 1, 2006 was $3.1 million and is included in the SAB 108 cumulative adjustment. The trust preferred securities issued by Trust II were issued to Iowa Farm Bureau Federation, which owns more than 50% of the voting capital stock of FBL Financial Group, Inc. (“FBL”), parent company of Farm Bureau. The consideration received by Trust II in connection with the issuance of its trust preferred securities consisted of fixed income securities of equal value which were issued by FBL.

10.          Retirement and Share-based Compensation Plans

The Company has adopted a contributory defined contribution plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees of the Company, subject to minimum eligibility requirements. Employees can contribute a percentage of their annual salary (up to a maximum contribution of $15,000 in 2006, $14,000 in 2005 and $13,000 in 2004) to the plan. The Company contributes an additional amount, subject to limitations, based on the voluntary contribution of the employee. Further, the plan provides for additional employer contributions based on the discretion of the Board of Directors. Plan contributions charged to expense were $0.2 million for each of the years ended December 31, 2006, 2005 and 2004.

The Company has entered into deferred compensation arrangements with certain officers, directors, and consultants, whereby these individuals agreed to take common stock of the Company at a future date in lieu of cash payments at the time of service. The common stock is to be issued in conjunction with a “trigger event”, as that term is defined in the individual agreements. At December 31, 2006 and 2005, these individuals have earned, and the Company has reserved for future issuance, 423,011 and 399,647 shares of common stock, respectively, pursuant to these arrangements. The Company has incurred share-based compensation expense of $0.3 million in each of the years ended December 31, 2006 and 2005 and $0.4 million for the year ended December 31, 2004 under these arrangements.

The Company has deferred compensation agreements with certain officers whereby these individuals may defer certain bonus compensation which is deposited into the American Equity Officer Rabbi Trust (Officer Rabbi Trust). The amounts deferred are invested in assets at the direction of the employee. The assets of the Officer Rabbi Trust are included in the assets of the Company and a corresponding deferred compensation liability is recorded. The deferred compensation liability is recorded at the fair market value of the assets in the Officer Rabbi Trust with the change in fair value included as a component of compensation expense. The deferred compensation liability related to these agreements was $0.2 million and $0.4 million at December 31, 2006 and 2005, respectively. During 2006, the Officer Rabbi Trust

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purchased 21,300 shares of common stock of the Company at a cost of $0.3 million. The shares of common stock of the Company held by the Officer Rabbi Trust are treated as treasury shares by the Company.

During 1997, the Company established the American Equity Investment NMO Deferred Compensation Plan (“NMO Deferred Compensation Plan”) whereby agents can earn common stock in addition to their normal commissions. Awards are calculated using formulas determined annually by the Company’s Board of Directors and are generally based upon new annuity deposits. For the years ended December 31, 2006, 2005 and 2004, agents earned the right to receive 223,078 shares, 373,511 shares, and 418,612 shares, respectively. These shares will be distributed at the end of the vesting and deferral period of 9 years. The Company recognizes commission expense and an increase to additional paid-in capital as share-based compensation when the awards vest. For the years ended December 31, 2006, 2005 and 2004, agents vested in 277,368 shares, 437,098 shares and 450,993 shares of common stock, respectively, and the Company recorded commission expense (capitalized as deferred policy acquisition costs) of $4.1 million, $7.0 million and $4.9 million, respectively, under these plans. At December 31, 2006 and 2005, the total number of vested shares under the NMO Deferred Compensation Plan was 2,763,861 and 2,486,493, respectively. These shares are included in the computation of earnings per share and earnings per share—assuming dilution. The total number of unvested shares that potentially may be vested in by agents in the future under the NMO Deferred Compensation Plan was 518,853 and 578,080 at December 31, 2006 and 2005, respectively.

The Company has a Rabbi Trust, the NMO Deferred Compensation Trust (the “NMO Trust”) which has purchased shares of the Company’s common stock to fund the amount of vested shares under the NMO Deferred Compensation Plan. In accordance with FASB’s Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested”, the common stock held in the NMO Trust is treated as treasury stock. The NMO Trust purchased 1,052,065 shares of common stock of the Company during 2006 at a cost of $12.7 million. The NMO Trust did not purchase any common stock of the Company during 2005 or 2004. The number of shares held by the NMO Trust at December 31, 2006 and 2005 was 2,643,148 and 1,591,083, respectively.

During 2006, the Company reclassified a $13.8 million obligation for equity awards from other liabilities to additional paid-in capital to properly reflect the awards as equity-classified awards. This reclassification increased stockholders’ equity by $13.8 million and had no impact on net income. The Company did not consider the error material to prior periods. In addition, the Company has reclassified $1.6 million, reducing common stock and increasing additional paid-in capital, for the years ended December 31, 2003, 2004 and 2005 to properly reflect the shares owned by the NMO Trust treated as treasury shares.

The Company has a Stock Option and Warrant Agreement with Mr. Noble (owner of 5% of its outstanding common stock at December 31, 2006) which allows the purchase of 1,200,000 shares of the Company’s common stock. Included in this amount were warrants to purchase 240,000 shares of common stock at $3.33 per share that were exercised in 2000 and options expiring in 2007 to purchase 600,000 shares of common stock at $3.33 per share and 360,000 shares of common stock at $7.33 per share.

During 2000, as a separate deferred compensation agreement, the Company loaned Mr. Noble $0.8 million pursuant to a forgivable loan agreement. The forgivable loan agreement is with full recourse, and although the proceeds of the loan were used for the exercise of warrants described in the preceding paragraph, the loan is not collateralized by the shares issued in connection with the exercise of these

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

warrants. This loan was repayable in five equal annual installments of principal and interest, each of which was forgiven pursuant to the terms of the agreement.

The Company’s 1996 Stock Option Plan authorized grants of options to officers, directors and employees for up to 1,200,000 shares of the Company’s common stock. In 2000, the Company adopted the 2000 Employee Stock Option Plan which authorizes grants of options to officers and employees on up to 1,800,000 shares of the Company’s common stock and the Company adopted the 2000 Directors Stock Option Plan which authorizes grants of options to directors on up to 225,000 shares. All options granted under the 2000 plans have 10 year terms and a six month vesting period after which they become fully exercisable immediately. All options granted under the 1996 plan have 10 year terms and are vested and exercisable. At December 31, 2006, the Company had no shares of common stock available for future grant under the 1996 Stock Option Plan, 657,708 shares of common stock available for future grant under the 2000 Employee Stock Option Plan, and 207,000 shares of common stock available for future grant under the 2000 Directors Stock Option Plan.

Changes in the number of stock options outstanding during the years ended December 31, 2006, 2005 and 2004 are as follows:

	Number of Shares	Weighted-Average Exercise Price per Share	Total Exercise Price
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2004	2,907,662	$5.98	$17,383
Granted	576,000	10.79	6,213
Cancelled	(17,500)	9.71	(170)
Exercised	—	—	—
Outstanding at December 31, 2004	3,466,162	6.76	23,426
Granted	31,000	12.19	378
Cancelled	(1,000)	10.00	(10)
Exercised	(37,250)	5.75	(214)
Outstanding at December 31, 2005	3,458,912	6.82	23,580
Granted	20,500	12.20	250
Cancelled/Settled	(426,700)	5.42	(2,312)
Exercised	(580,845)	4.47	(2,599)
Outstanding at December 31, 2006	2,471,867	7.65	$18,919

The following table summarizes information about stock options outstanding at December 31, 2006:

	Stock Options Outstanding			Stock Options Vested
Range of Exercise Prices	Number of Awards	Remaining Life (yrs)	Weighted- Average Exercise Price Per Share	Number of Awards	Remaining Life (yrs)	Weighted- Average Exercise Price Per Share
$ 3.33—$ 5.33	672,850	0.43	$3.47	672,850	0.43	$3.47
$ 7.33—$ 9.16	841,820	3.07	7.90	841,820	3.07	7.90
$ 9.49—$11.46	934,197	6.08	10.31	921,697	6.03	10.31
$11.88—$14.34	23,000	8.72	13.06	23,000	8.72	13.06
$ 3.33—$14.34	2,471,867	3.54	7.65	2,459,367	3.51	7.64

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate intrinsic value for both stock options outstanding and vested awards at December 31, 2006 was $13.3 million. For the years ended December 31, 2006 and 2005, the total intrinsic value of options exercised was $4.8 million and $0.2 million, respectively. Intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of the reporting date. Cash received from stock options exercised for the years ended December 31, 2006 and 2005 was $2.4 million and $0.2 million, respectively. The tax benefit realized for the tax deduction from the exercise of stock options for the years ended December 31, 2006 and 2005 was $1.7 million and $0.1 million, respectively.

The fair value for each stock option granted during the years ended December 31, 2006, 2005 and 2004 was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Average risk-free interest rate	4.86%	4.84%	3.10%
Dividend yield	0%	0%	0%
Average expected life	10 years	10 years	10 years
Volatility	27.4%	23.4%	24.5%

Share-based compensation during the years ended December 31, 2005 and 2004 was determined under APB 25. The following table provides supplemental information for the years ended December 31, 2005 and 2004 as if share-based compensation had been computed under SFAS 123R (dollars in thousands, except per share data:)

	Year Ended December 31,
	2005	2004
Net income, as reported—numerator for earnings per common share	$42,992	$29,323
Deduct: Total share-based employee compensation expense determined underfair value based method for all awards, net of related tax effect	(888)	(1,125)
Net income, pro forma—numerator for earnings per common share, pro forma	42,104	28,198
Interest related to convertible subordinated debentures (net of income tax benefit)	1,202	1,255
Numerator for earnings per common share—assuming dilution, pro forma	$43,306	$29,453
Earnings per common share, as reported	$1.09	$0.77
Earnings per common share, pro forma	$1.07	$0.74
Earnings per common share—assuming dilution, as reported	$0.99	$0.71
Earnings per common share—assuming dilution, pro forma	$0.97	$0.68

11.          Life Insurance Subsidiaries

Prior approval of regulatory authorities is required for the payment of dividends to the Company by its life insurance subsidiaries which exceed an annual limitation. During 2007, American Equity Life can pay dividends to its parent of $99.2 million, without prior approval from regulatory authorities.

Statutory accounting practices prescribed or permitted by regulatory authorities for the Company’s life insurance subsidiaries differ from GAAP. Combined net income for the Company’s life insurance subsidiaries as determined in accordance with statutory accounting practices was $89.9 million,

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$40.5 million and $47.7 million in 2006, 2005 and 2004, respectively, and total statutory capital and surplus of the Company’s life insurance subsidiaries was $992.5 million and $686.8 million at December 31, 2006 and 2005, respectively. Calculations using the National Association of Insurance Commissioners formula at December 31, 2006, indicate that the ratio of total adjusted capital to risk based capital for the Company exceeded the highest level at which regulatory action might be initiated by approximately 3.5 times.

12.          Commitments and Contingencies

The Company leases its home office space and certain equipment under various operating leases. Rent expense for the years ended December 31, 2006, 2005 and 2004 totaled $1.3 million, $1.2 million and $1.0 million, respectively. At December 31, 2006, the aggregate future minimum lease payments are $3.8 million. The following represents payments due by period for operating lease obligations as of December 31, 2006 (dollars in thousands):

Year Ending December 31:
2007	$944
2008	833
2009	806
2010	675
2011	167
2012 and thereafter	376

Assessments are, from time to time, levied on the Company by life and health guaranty associations in most states in which the Company is licensed to cover losses to policyholders of insolvent or rehabilitated companies. The liability established by the Company for future assessments related to the insolvency of London Pacific Life and Annuity Company was $1.0 million and $0.9 million at December 31, 2006 and 2005, respectively. The Company believes the liability for guaranty fund assessments is sufficient to provide for future assessments based upon known insolvencies.

In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits alleging improper product design, improper sales practices and similar claims. The Company is currently a defendant in several purported class action lawsuits alleging improper sales practices. In these lawsuits, the plaintiffs are seeking returns of premiums and other compensatory and punitive damages. The Company has reached a settlement in one of these cases. The impact of the settlement was immaterial. No class has been certified in any of the other pending cases as this time. Although the Company has denied all allegations in these lawsuits and intends to vigorously defend against them, the lawsuits are in the early stages of litigation and neither their outcomes nor a range of possible outcomes can be determined at this time. However, the Company does not believe that these lawsuits will have a material adverse effect on its business, financial condition or results of operations.

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.          Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share data)
Numerator:
Net income—numerator for earnings per common share	$75,485	$42,992	$29,323
Interest on convertible subordinated debentures (net of income tax benefit)	1,068	1,202	1,255
Numerator for earnings per common share—assuming dilution	$76,553	$44,194	$30,578
Denominator:
Weighted average common shares outstanding(1)	56,242,780	39,332,980	37,518,141
Participating preferred stock	—	—	640,369
Denominator for earnings per common share	56,242,780	39,332,980	38,158,510
Effect of dilutive securities:
Convertible subordinated debentures	2,816,374	2,854,678	3,005,902
Stock options and management subscription rights	944,322	1,480,392	1,500,158
Deferred compensation agreements	417,904	844,766	431,575
Denominator for earnings per common share—assuming dilution	60,421,380	44,512,816	43,096,145
Earnings per common share	$1.34	$1.09	$0.77
Earnings per common share—assuming dilution	$1.27	$0.99	$0.71

(1)          Weighted average common shares outstanding include shares under the NMO Deferred Compensation Plan

During 2006, 2005 and 2004, 578 shares, 433 shares, and 2,957 shares of potentially dilutive common shares respectively, were not included in the computation of diluted earnings per share because exercise prices were greater than the average market price of the common shares.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.          Quarterly Financial Information (Unaudited)

Unaudited quarterly results of operations are summarized below.

	Quarter ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
2006
Premiums and product charges	$11,124	$13,951	$14,069	$13,950
Net investment income	162,385	169,182	173,272	172,799
Realized gains (losses) on investments	(42)	331	(273)	1,329
Change in fair value of derivatives	49,328	(61,582)	72,280	123,757
Total revenues	222,795	121,882	259,348	311,835
Net income	3,973	42,911	9,417	19,184
Earnings per common share	$0.07	$0.77	$0.17	$0.34
Earnings per common share—assuming dilution	$0.07	$0.71	$0.16	$0.32
2005
Premiums and product charges	$10,018	$10,287	$9,644	$9,315
Net investment income	124,834	133,227	142,350	153,707
Realized gains (losses) on investments	232	220	(7,057)	(1,030)
Change in fair value of derivatives	(35,990)	(1,972)	16,038	3,895
Total revenues	99,094	141,762	160,975	165,887
Net income	12,528	12,232	7,163	11,068
Earnings per common share	$0.33	$0.32	$0.19	$0.26
Earnings per common share—assuming dilution	$0.29	$0.29	$0.17	$0.24

The differences between the change in fair value of derivatives for each quarter primarily correspond to the performance of the indices upon which the Company’s call options are based. Earnings per common share for each quarter is computed independently of earnings per common share for the year. As a result, the sum of the quarterly earnings per common share amounts may not equal the earnings per common share for the year.

Changes in the fair value of the conversion option embedded within our contingent convertible senior notes reduced net income, earnings per common share and earnings per common share—assuming dilution for the quarter ended March 31, 2006 by $16.3 million, $0.29 and $0.27, respectively, and increased those amounts for the quarter ended June 30, 2006 by $26.1 million, $0.47 and $0.43, respectively.  See note 1 for discussion of the impact on net income of correcting certain errors that arose during the prior quarters of 2006 in the fourth quarter of 2006.

Schedule I—Summary of Investments—Other
Than Investments in Related Parties
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
December 31, 2006

Column A	Column B	Column C	Column D
Type of Investment	Amortized Cost(1)(2)	Fair Value	Amount at which shown in the balance sheet(2)
	(Dollars in thousands)
Fixed maturity securities:
Available for sale
United States Government full faith and credit	$2,770	$2,746	$2,746
United States Government sponsored agencies	2,997,612	2,913,627	2,913,627
Public utilities	140,463	137,461	137,461
Corporate securities	657,067	643,850	643,850
Redeemable preferred stocks	62,126	60,645	60,645
Mortgage and asset-backed securities	437,144	418,700	418,700
	4,297,182	4,177,029	4,177,029
Held for investment
United States Government sponsored agencies	5,052,858	4,795,949	5,052,858
Corporate securities	75,288	75,288	75,288
	5,128,146	4,871,237	5,128,146
Total fixed maturity securities	9,425,328	$9,048,266	9,305,175
Equity securities, available for sale:
Non-redeemable preferred stocks	31,514	$31,148	31,148
Common stocks	14,486	14,364	14,364
Total equity securities	46,000	$45,512	45,512
Mortgage loans on real estate	1,652,757		1,652,757
Derivative instruments	381,601		381,601
Policy loans	419		419
Total investments	$11,506,105		$11,385,464

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

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2006	2005
Assets
Cash and cash equivalents	$8,614	$61,100
Fixed maturity securities, available for sale, at market (amortized cost: 2006—$50,000; 2005—$220,105)	48,664	218,374
Equity securities of subsidiary trusts	8,175	6,967
Receivable from subsidiary	976	406
Federal income tax recoverable	10,514	6,008
Deferred income tax asset	2,632	7,943
Other assets	16,362	14,101
	95,937	314,899
Investment in and advances to subsidiaries	1,025,045	714,129
Total assets	$1,120,982	$1,029,028
Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	$254,061	$264,626
Subordinated debentures payable to subsidiary trusts	268,549	230,718
Other liabilities	3,306	14,326
Total liabilities	525,916	509,670
Stockholders’ equity:
Common stock	53,501	53,936
Additional paid-in capital	389,644	380,698
Accumulated other comprehensive loss	(38,769)	(27,306)
Retained earnings	190,690	112,030
Total stockholders’ equity	595,066	519,358
Total liabilities and stockholders’ equity	$1,120,982	$1,029,028

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Income (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Net investment income	$11,313	$8,521	$2,198
Dividends from subsidiary trusts	615	429	307
Investment advisory fees	15,934	13,131	10,096
Surplus note interest from subsidiary	4,080	4,080	4,080
Interest on notes receivable from Service Company	—	839	1,597
Realized loss on transfer of bonds to subsidiary	(5,272)	—	—
Change in fair value of derivatives	104	(60)	60
Total revenues	26,774	26,940	18,338
Expenses:
Interest expense on notes payable	18,691	14,100	1,749
Interest expense on subordinated debentures issued to subsidiary trusts	21,354	14,145	9,609
Change in fair value of embedded derivative	(15,228)	4,626	—
Other operating costs and expenses	5,873	5,038	4,504
Total expenses	30,690	37,909	15,862
Income (loss) before income taxes, equity in undistributed income of subsidiaries and minority interest	(3,916)	(10,969)	2,476
Income tax expense (benefit)	552	(5,241)	615
Income (loss) before equity in undistributed income of subsidiaries and minority interest	(4,468)	(5,728)	1,861
Equity in undistributed income of subsidiaries	79,953	51,220	27,009
Income before minority interests in subsidiaries	75,485	45,492	28,870
Minority interest	—	2,500	(453)
Net income	$75,485	$42,992	$29,323

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities
Net income	$75,485	$42,992	$29,323
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for depreciation and amortization	581	790	247
Accrual of discount on equity security	(3)	(17)	(33)
Equity in undistributed income of subsidiaries	(79,953)	(51,220)	(27,009)
Change in fair value of embedded derivative	(15,228)	4,626	—
Accrual of discount on contingent convertible notes	4,841	—	—
Minority interest	—	2,500	(453)
Realized loss on investments	5,272	—	—
Accrual of discount on debenture issued to subsidiary trust	113	522	522
Share-based compensation	294	—	—
Deferred income tax benefit	3,851	(2,066)	912
Changes in operating assets and liabilities:
Receivable from subsidiary	(570)	219	1,075
Receivable from Service Company	—	4,217	11,453
Federal income tax recoverable	(3,299)	(3,174)	(299)
Other assets	(452)	(104)	(28)
Amounts due to related parties	138	151	(21)
Other liabilities	1,098	381	1,240
Net cash provided by (used in) operating activities	(7,832)	(183)	16,929
Investing activities
Capital contributions to subsidiaries	(30,050)	(89,525)	(152,125)
Acquisition of fixed maturity securities—available for sale	(50,055)	(154,923)	(100,000)
Maturities or repayments of fixed maturity securities—available for sale	—	29,873	—
Purchases of property, plant and equipment	(29)	(407)	—
Net cash used in investing activities	(80,134)	(214,982)	(252,125)

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Financing activities
Financing fees incurred and deferred	$(1,782)	$(2,018)	$(9,598)
Proceeds from notes payable	—	—	260,000
Repayments of notes payable	—	—	(31,833)
Proceeds from issuance of subordinated debentures	40,000	55,000	57,500
Payment to redeem stock options	(2,700)	—	—
Proceeds from issuance of common stock	2,635	175,539	7,313
Dividends paid	(2,673)	(1,621)	(767)
Net cash provided by financing activities	35,480	226,900	282,615
Increase in cash and cash equivalents	(52,486)	11,734	47,419
Cash and cash equivalents at beginning of year	61,100	49,366	1,947
Cash and cash equivalents at end of year	$8,614	$61,100	$49,366
Supplemental disclosures of cash flow information
Cash paid during the year for interest:
Notes payable	$13,650	$13,650	$6,922
Subordinated debentures	20,218	13,074	8,518
Non-cash investing and financing activities:
Fixed maturity security contributed to subsidiary	204,833	15,000	39,562
Subordinated debentures issued to subsidiary trust for common equity securities of the subsidiary trust	1,238	1,730	1,770

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Note to Condensed Financial Statements
December 31, 2006

1.                 Basis of Presentation

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of American Equity Investment Life Holding Company (Parent Company).

In the Parent Company financial statements, its investment in and advances to subsidiaries are stated at cost plus equity in undistributed income (losses) of subsidiaries since the date of acquisition and net unrealized gains/losses on the subsidiaries’ fixed maturity securities classified as “available for sale” and equity securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

See notes 7 and 9 to the consolidated financial statements for a description of the Parent Company’s notes payable and subordinated debentures payable to subsidiary trusts.

Schedule III—Supplementary Insurance Information
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable
	(Dollars in thousands)
As of December 31, 2006: Life insurance	$1,088,890	$13,207,931	$—	$128,579
As of December 31, 2005: Life insurance	$977,015	$12,237,988	$—	$126,387
As of December 31, 2004: Life insurance	$713,021	$9,807,969	$—	$94,410

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses
	(Dollars in thousands)
Year ended December 31, 2006: Life insurance	$53,094	$677,638	$588,927	$94,923	$115,085
Year ended December 31, 2005: Life insurance	$39,264	$554,118	$351,070	$68,109	$77,645
Year ended December 31, 2004: Life insurance	$37,577	$428,385	$310,618	$67,867	$47,635

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule IV—Reinsurance
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2006:
Life insurance in force, at end of year	$2,542,997	$1,748	$96,876	$2,638,125	3.67%
Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$50,658	$11,186	$—	$39,472	—%
Traditional life and accident and health insurance premiums	12,512	61	1,171	13,622	8.60%
	$63,170	$11,247	$1,171	$53,094	2.20%
Year ended December 31, 2005:
Life insurance in force, at end of year	$2,722,017	$1,327	$109,289	$2,829,979	3.86%
Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$35,126	$9,440	$—	$25,686	—%
Traditional life and accident and health insurance premiums	12,301	155	1,432	13,578	10.55%
	$47,427	$9,595	$1,432	$39,264	3.65%
Year ended December 31, 2004:
Life insurance in force, at end of year	$2,500,878	$1,258	$125,443	$2,625,063	4.78%
Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$29,929	$7,467	$—	$22,462	—%
Traditional life and accident and health insurance premiums	13,399	52	1,768	15,115	11.70%
	$43,328	$7,519	$1,768	$37,577	4.71%

See accompanying Report of Independent Registered Public Accounting Firm.

Item 15. Exhibits and Financial Statement Schedules.

(a)          Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation, including Articles of Amendment**††
3.2	Articles of Amendment to Articles of Incorporation filed on September 23, 2003#
3.3	Amended and Restated Bylaws†
4.4	Amended and Restated Declaration of Trust of American Equity Capital Trust I dated September 7, 1999†
4.5	Indenture dated September 7, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.6	Trust Preferred Securities Guarantee Agreement dated September 7, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.7	Trust Common Securities Guarantee Agreement dated September 7, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.8	Indenture dated October 29, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.9	Trust Preferred Securities Guarantee Agreement dated October 29, 1999 between American Equity Investment Life Holding Company and West Des Moines, State Bank, as trustee#
4.10	Trust Common Securities Guarantee Agreement dated October 29, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.11	Indenture dated December 16, 2003, between American Equity Investment Life Holding Company and Wilmington Trust Company, as trustee††††††††
4.12	Guarantee Agreement dated December 16, 2003, between American Equity Investment Life Holding Company and Wilmington Trust Company, as trustee††††††††
4.13	Indenture dated April 29, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee††††††††††
4.14	Guarantee Agreement dated April 29, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee††††††††††
4.15	Indenture dated September 14, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee††††††††††
4.16	Guarantee Agreement dated September 14, 2004, between American Equity Investment Life Holding Company and JP Morgan chase Bank, as trustee††††††††††
4.17	Indenture dated December 22, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee##
4.18	Guarantee Agreement dated December 22, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee##
4.19	Indenture dated December 6, 2004 between American Equity Investment Life Holding Company and US Bank, as trustee##

4.20

Registration Rights Agreement dated as of December 6, 2004 by and among American Equity Investment Life Holding Company, Deutsche Bank Securities Inc., Raymond James & Associates, Inc., and Advest, Inc.##

4.21	First Supplemental Indenture dated December 30, 2004 between American Equity Investment Life Holding Company and US Bank, as trustee##
4.22	Registration Rights Agreement dated as of December 30, 2004 between American Equity Investment Life Holding Company and Deutsche Bank Securities Inc.##
4.23	Indenture dated June 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee†††††††††††
4.24	Guarantee Agreement dated June 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee†††††††††††
4.25	Indenture dated August 4, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee††††††††††††
4.26	Guarantee Agreement dated August 4, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee††††††††††††
4.27	Indenture dated December 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee***
4.28	Guarantee Agreement dated December 31, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee***
4.29	Indenture dated February 15, 2006 between American Equity Investment Life Holding Company and Wells Fargo Bank, National Association, as trustee****
4.30	Guarantee Agreement dated February 15, 2006 between American Equity Investment Life Holding Company and Wells Fargo Bank, National Association, as trustee****
4.31	Amended and Restated Indenture dated July 7, 2006 between American Equity Investment Life Holding Company and Wells Fargo Bank, National Association, as trustee*****
4.32	Amended and Restated Guarantee Agreement dated July 7, 2006 between American Equity Investment Life Holding Company and Wells Fargo Bank, National Association, as trustee*****
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

10.2	1996 Stock Option Plan*
10.3	Restated and Amended Stock Option and Warrant Agreement dated April 30, 1997 between American Equity Investment Life Holding Company and D.J. Noble*
10.5	Deferred Compensation Agreements between American Equity Investment Life Holding Company and
(a) James M. Gerlach dated June 6, 1996*
(b) Terry A. Reimer dated November 11, 1996*
(c) David S. Mulcahy dated December 31, 1997*
10.6	Forgivable Loan Agreement dated April 30, 2000 between American Equity Investment Life Holding Company and D.J Noble††
10.7	2000 Employee Stock Option Plan††
10.8	2000 Director Stock Option Plan††
10.9	Coinsurance and Yearly Renewable Term Reinsurance Agreement dated January 1, 2001 between American Equity Investment Life Holding Company and Atlantic International Reinsurance Company LTD.††††
10.10	Coinsurance Agreement dated December 19, 2001 between American Equity Investment Life Holding Company and EquiTrust Life Insurance Company†††††
10.10-A	Coinsurance Agreement dated December 29, 2003 between American Equity Investment Life Holding Company and EquiTrust Life Insurance Company††††††††
10.10-B	First Amendment to Coinsurance Agreement dated December 29, 2003 between American Equity Investment Life Holding Company and EquiTrust Life Insurance Company†††††††††
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

10.21	Stock Sale/Purchase Agreement dated September 2, 2005 between American Equity Investment Life Holding Company and D.J. Noble††††††††††††
10.22	2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement dated October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America****
10.23

Amendment I to 2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement dated October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America****

10.24

Amendment II to 2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement dated October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America****

10.25	Credit Agreement dated November 20, 2006 among American Equity Investment Life Holding Company, KeyBank National Association and LaSalle Bank National Association
12.1	Ratio of Earnings to Fixed Charges
21.2	Subsidiaries of American Equity Investment Life Holding Company
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to American Equity Investment Life Holding Company’s Registration Statement on Form 10 dated April 29, 1999
**	Incorporated by reference to the Registration Statement on Form 10 dated April 29, 1999 and Post-Effective Amendment No. 1 to the Registration Statement on Form 10 dated July 20, 1999
†	Incorporated by reference to Form 10-K for the period ended December 31, 1999
††	Incorporated by reference to Form 10-Q for the period ended June 30, 2000
†††	Incorporated by reference to Form 10-K for the period ended December 31, 2000
††††	Incorporated by reference to Form 10-Q for the period ended September 30, 2001
†††††	Incorporated by reference to Form 10-K for the period ended December 31, 2001
††††††	Incorporated by reference to Form 10-K for the period ended December 31, 2002
†††††††	Incorporated by reference to Form 10-Q for the period ended June 30, 2003
††††††††	Incorporated by reference to Form 10-K for the period ended December 31, 2003
†††††††††	Incorporated by reference to Form 10-Q for the period ended June 30, 2004
††††††††††	Incorporated by reference to Form 10-Q for the period ended September 30, 2004
†††††††††††	Incorporated by reference to Form 10-Q for the period ended June 30, 2005
††††††††††††	Incorporated by reference to Form 10-Q for the period ended September 30, 2005
***	Incorporated by reference to Form 10-K for the period ended December 31, 2005
****	Incorporated by reference to Form 10-Q for the period ended March 31, 2006
*****	Incorporated by reference to Form 10-Q for the period ended September 30, 2006
#	Incorporated by reference to the Registration Statement on Form S-1 dated September 15, 2003, including all pre-effective amendments thereto
##	Previously filed with the original Form 10-K for the period ended December 31, 2004