Form 10-Q
period 2007-03-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2007-05-09
CIK 1039828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☐            No ☒

APPLICABLE TO CORPORATE ISSUERS:

Shares of common stock outstanding at April 30, 2007: 56,842,517

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2007 - $4,310,450; 2006- $4,297,182)	$4,187,089	$4,177,029
Held for investment, at amortized cost (fair value: 2007 - $4,923,404; 2006 - $4,871,237)	5,190,953	5,128,146
Equity securities, available for sale, at fair value (cost: 2007 - $64,782; 2006 - $46,000)	64,047	45,512
Mortgage loans on real estate	1,696,169	1,652,757
Derivative instruments	354,793	381,601
Policy loans	432	419
Total investments	11,493,483	11,385,464

Cash and cash equivalents	28,479	29,949
Coinsurance deposits - related party	1,803,879	1,841,720
Accrued investment income	79,158	68,323
Deferred policy acquisition costs	1,122,217	1,088,890
Deferred sales inducements	458,416	427,554
Deferred income taxes	70,227	73,831
Income taxes recoverable	7,781	4,526
Other assets	34,564	69,866
Total assets	$15,098,204	$14,990,123

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)

 (Dollars in thousands, except per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$97,242	$93,632
Annuity and single premium universal life products	13,394,026	13,114,299
Other policy funds and contract claims	124,748	128,579
Other amounts due to related parties	37,458	45,504
Notes payable	265,613	266,383
Subordinated debentures	268,268	268,489
Amounts due under repurchase agreements	231,834	385,973
Other liabilities	72,442	92,198
Total liabilities	14,491,631	14,395,057

Stockholders’ equity:
Common Stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding: 2007 - 53,538,772 shares (excluding 2,664,466 treasury shares); 2006 - 53,500,926 shares (excluding 2,664,448 treasury shares)	53,539	53,501
Additional paid-in capital	391,266	389,644
Accumulated other comprehensive loss	(38,849)	(38,769)
Retained earnings	200,617	190,690
Total stockholders’ equity	606,573	595,066
Total liabilities and stockholders’ equity	$15,098,204	$14,990,123

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenues:
Traditional life and accident and health insurance premiums	$3,057	$3,524
Annuity and single premium universal life product charges	8,994	7,600
Net investment income	169,358	162,385
Realized gains (losses) on investments	579	(42)
Change in fair value of derivatives	(8,522)	49,328
Total revenues	173,466	222,795

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	1,933	2,398
Interest credited to account balances	115,953	83,608
Amortization of deferred sales inducements	4,361	8,938
Change in fair value of embedded derivatives	(6,631)	62,764
Interest expense on notes payable	4,082	7,286
Interest expense on subordinated debentures	5,589	4,918
Interest expense on amounts due under repurchase agreements	4,018	5,799
Amortization of deferred policy acquisition costs	17,569	30,755
Other operating costs and expenses	11,411	10,180
Total benefits and expenses	158,285	216,646
Income before income taxes	15,181	6,149
Income tax expense	5,254	2,176
Net income	$9,927	$3,973

Earnings per common share	$0.18	$0.07
Earnings per common share - assuming dilution	$0.17	$0.07

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at December 31, 2005	$53,936	$380,698	$(27,306)	$112,030	$519,358
Comprehensive loss:
Net income for period	—	—	—	3,973	3,973
Change in net unrealized investment gains/losses	—	—	(34,900)	—	(34,900)
Total comprehensive loss					(30,927)
Share-based compensation	—	29	—	—	29
Issuance of 55,550 shares of common stock under compensation plans, including excess income tax benefits	56	458	—	—	514
Conversion of $210 of subordinated debentures	26	184	—	—	210
Balance at March 31, 2006	$54,018	$381,369	$(62,206)	$116,003	$489,184

Balance at December 31, 2006	$53,501	$389,644	$(38,769)	$190,690	$595,066
Comprehensive income:
Net income for period	—	—	—	9,927	9,927
Change in net unrealized investment gains/losses	—	—	(80)	—	(80)
Total comprehensive income					9,847
Share-based compensation	—	1,338	—	—	1,338
Issuance of 7,000 shares of common stock under compensation plans, including excess income tax benefits	7	65	—	—	72
Conversion of $250 of subordinated debentures	31	219	—	—	250
Balance at March 31, 2007	$53,539	$391,266	$(38,849)	$200,617	$606,573

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Operating activities
Net income	$9,927	$3,973
Adjustments to reconcile net income to net cash used in operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	115,953	83,608
Amortization of deferred sales inducements	4,361	8,938
Annuity and single premium universal life product charges	(8,994)	(7,600)
Change in fair value of embedded derivatives	(6,631)	62,764
Increase in traditional life and accident and health insurance reserves	1,795	2,824
Policy acquisition costs deferred	(49,007)	(61,631)
Amortization of discount on contingent convertible notes	262	3,351
Amortization of deferred policy acquisition costs	17,569	30,755
Provision for depreciation and other amortization	49	537
Amortization of discount and premiums on fixed maturity securities	(63,565)	(58,955)
Realized losses (gains) on investments	(579)	42
Change in fair value of derivatives	8,522	(49,328)
Deferred income taxes	3,648	(11,074)
Share-based compensation	1,338	29
Changes in other operating assets and liabilities:
Accrued investment income	(10,835)	(19,067)
Income taxes recoverable	(3,255)	12,186
Other assets	604	(2,287)
Other policy funds and contract claims	(3,831)	1,321
Other amounts due to related parties	(6,216)	(7,152)
Other liabilities	(48,546)	(21,993)
Net cash used in operating activities	(37,431)	(28,759)

Investing Activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	71,776	52,528
Equity securities, available for sale	15,021	17,878
Mortgage loans on real estate	30,135	32,156
Derivative instruments	79,685	37,735

Acquisition of investments:
Fixed maturity securities - available for sale	(48,679)	(372,391)
Fixed maturity securities - held for investment	—	(176,169)
Equity securities, available for sale	(33,659)	(3,980)
Mortgage loans on real estate	(73,547)	(129,810)
Derivative instruments	(63,320)	(45,528)
Policy loans	(13)	(17)

Purchases of property, furniture and equipment	(502)	(41)
Net cash used in investing activities	(23,103)	(587,639)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$444,479	$564,667
Coinsurance deposits-related party	45,605	42,413
Return of annuity and single premium universal life policyholder account balances	(304,801)	(305,606)
Financing fees incurred and deferred	—	(1,036)
Repayments of notes payable	(1,032)	(1,024)
Increase (decrease) in amounts due under repurchase agreements	(154,139)	217,349
Proceeds from issuance of subordinated debentures	—	30,000
Excess tax benefits realized from exercise of stock options	11	137
Proceeds from issuance of common stock	61	377
Checks in excess of cash balance	28,880	—
Net cash provided by financing activities	59,064	547,277
Decrease in cash and cash equivalents	(1,470)	(69,121)

Cash and cash equivalents at beginning of period	29,949	112,395
Cash and cash equivalents at end of period	$28,479	$43,274

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest expense	$9,941	$10,652
Income taxes	4,200	3,667

Non-cash financing and investing activities:
Premium and interest bonuses deferred as sales inducements	33,780	37,890
Conversion of subordinated debentures	250	210
Subordinated debentures issued to subsidiary trusts for common equity securities of the subsidiary trust	—	928

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

1. Organization and Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements of American Equity Investment Life Holding Company (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by GAAP for complete financial statements.  The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements.  Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  All significant intercompany accounts and transactions have been eliminated.  The preparation of financial statements requires the use of management estimates.  For further information related to a description of areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Reclassifications

Certain amounts in the unaudited consolidated financial statements for the period ended March 31, 2006 have been reclassified to conform to the financial statement presentation for the period ended March 31, 2007.

Adopted Accounting Pronouncements

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”).  SOP 05-1 provides guidance on accounting by insurance enterprises for deferred policy acquisition costs and deferred sales inducements on internal replacements of insurance contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale on Investments.  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract.  SOP 05-1 is effective for internal replacements occurring in fiscal years beginning January 1, 2007.  Retrospective application of SOP 05-1 to previously issued financial statements is not permitted.  There was no impact on the unaudited consolidated financial statements upon the adoption of SOP 05-1.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  Under FIN 48, a tax position can be recognized in the financial statements if it is more likely than not that the position will be sustained upon examination by taxing authorities who have full knowledge of all relevant information.  A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective and was adopted by the Company on January 1, 2007.  The Company has not identified any unrecognized tax benefits at January 1, 2007 or March 31, 2007.  The Company’s policy is to record the interest and penalties on tax obligations on the federal income tax expense line on the consolidated statements of income.  As of March 31, 2007, the tax years that remain subject to examination for U.S. federal taxes and applicable state jurisdictions are tax years ended December 31, 2003 through December 31, 2006.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”).

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

(Unaudited)

SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140.  SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event beginning on January 1, 2007.  There was no impact on the unaudited consolidated financial statements upon adoption.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements.  SFAS 157 is effective beginning on January 1, 2008.  The Company is continuing to evaluate SFAS 157 but does not believe that it will have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (“SFAS 159”).  This Statement permits entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be reported at fair value.  Unrealized gains and losses on items for which the fair value option is elected shall be reported in net income.  SFAS 159 also requires additional disclosures that are intended to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities and between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.  SFAS 159 is effective beginning on January 1, 2008.  The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

2. Contingencies

In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits alleging improper product design, improper sales practices and similar claims.  The Company is currently a defendant in several purported class action lawsuits alleging improper sales practices.  In these lawsuits, the plaintiffs are seeking returns of premiums and other compensatory and punitive damages.  No class has been certified in any of the pending cases at this time.  Although the Company has denied all allegations in these lawsuits and intends to vigorously defend against them, the lawsuits are in the early stages of litigation and neither their outcomes nor a range of possible outcomes can be determined at this time.  However, the Company does not believe that these lawsuits will have a material adverse effect on its business, financial condition or results of operations.

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

3. Share-based Compensation Plans

During the first quarter of 2007, the Company established the 2007 Independent Sales Agent Stock Option Plan (the “Plan”).  Under this Plan, agents of American Equity Investment Life Insurance Company may receive grants of options to acquire shares of the Company’s common stock based upon their individual sales during 2007.  The Plan authorizes grants of options to agents for up to 2,500,000 shares of the Company’s common stock.  As of March 31, 2007, there are no grants of options under the Plan.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

(Unaudited)

4. Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands, except per share data)
Numerator:
Net income - numerator for earnings per common share	$9,927	$3,973
Interest on convertible subordinated debentures (net of income tax benefit)	265	270
Numerator for earnings per common share - assuming dilution	$10,192	$4,243

Denominator:
Weighted average common shares outstanding (1)	56,693,206	55,553,981

Effect of dilutive securities:
Convertible subordinated debentures	2,799,271	2,847,485
Stock options	666,603	1,115,520
Deferred compensation agreements	—	1,282,196
Denominator for earnings per common share - assuming dilution	60,159,080	60,799,182

Earnings per common share	$0.18	$0.07

Earnings per common share - assuming dilution	$0.17	$0.07

(1) Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan.

During the first quarter of 2007, 403 shares of potentially dilutive common shares were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.  During the first quarter of 2006, all potentially dilutive common shares were included in the computation of diluted earnings per share because the exercise prices were less than the average market price of the common shares.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis reviews our unaudited consolidated financial position at March 31, 2007, and the unaudited consolidated results of operations for the three month periods ended March 31, 2007 and 2006, and where appropriate, factors that may affect future financial performance.  This analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2006.

All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission (“SEC”), press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things:

•                                                      general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated therewith, the fair value of our investments and the lapse rate and profitability of policies;

•                                                      customer response to new products and marketing initiatives;

•                                                      changes in Federal income tax laws and regulations which may affect the relative income tax advantages of our products;

•                                                      increasing competition in the sale of annuities;

•                                                      regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products; and

•                                                      the risk factors or uncertainties listed from time to time in our private placement memorandums or filings with the SEC

Overview

We specialize in the sale of individual annuities (primarily deferred annuities) and, to a lesser extent, we also sell life insurance policies.  Under U.S. generally accepted accounting principles (“GAAP”), premium collections for deferred annuities are reported as deposit liabilities instead of as revenues.  Similarly, cash payments to policyholders are reported as decreases in the liabilities for policyholder account balances and not as expenses.  Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender charges deducted from the account balances of policyholders in connection with withdrawals, realized gains and losses on investments and changes in fair value of derivatives.  Components of expenses for products accounted for as deposit liabilities are interest credited to account balances, changes in fair value of embedded derivatives, amortization of deferred policy acquisition costs and deferred sales inducements, other operating costs and expenses and income taxes.

Annuity deposits by product type collected during the three months ended March 31, 2007 and 2006, were as follows:

	Three Months Ended March 31,
Product Type	2007	2006
	(Dollars in thousands)

Index annuities:
Index strategies	$301,791	$362,438
Fixed strategy	128,970	177,306
	430,761	539,744

Fixed rate annuities:
Single-year rate guaranteed	11,786	23,568
Multi-year rate guaranteed	1,932	1,355
	13,718	24,923
Total before coinsurance ceded	444,479	564,667
Coinsurance ceded	591	950
Net after coinsurance ceded	$443,888	$563,717

Net annuity deposits after coinsurance ceded decreased 21% during the first quarter of 2007 compared to the same period in 2006.  We attribute this decrease to the flat to inverted yield curve interest rate environment which has made fixed income alternatives such as certificates of deposit more attractive, the impact of the NASD’s notice to members on the sale of index annuities which has created confusion and impediments to sales of index annuities by annuity sales agents who are dual licensed to sell both insurance and securities products and highly competitive pricing from certain competitors.

A key element of our competitive position in the index and fixed annuity market throughout the past several years has been the financial strength rating we received from A.M. Best Company.  On August 3, 2006, A.M. Best Company upgraded our financial strength rating to A- (Excellent) from B++ (Very Good).  The rating outlook is stable.  We believe this rating upgrade will enhance our competitive position and improve our prospects for sales increases in future periods.  However, the degree to which this rating upgrade will affect future sales and persistency is unknown.

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

Our investment spread is summarized as follows:

	Three Months Ended March 31,
	2007	2006
Average yield on invested assets	6.06%	6.13%
Cost of money:
Aggregate	3.43%	3.42%
Average net cost of money for index annuities	3.41%	3.13%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.25%	3.28%
Multi-year rate guaranteed	4.28%	5.49%
Investment spread:
Aggregate	2.63%	2.71%
Index annuities	2.65%	3.00%
Fixed rate annuities:
Annually adjustable	2.81%	2.85%
Multi-year rate guaranteed	1.78%	0.64%

The cost of money and average crediting rates are computed based upon policyholder account balances and do not include the impact of amortization of deferred sales inducements.  See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2006.  With respect to our index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate strategy, expenses we incur to fund the annual index credits and where applicable, minimum guaranteed interest credited.  Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances.  See Critical Accounting Policies - Derivatives Instruments - Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Our profitability depends in large part upon the amount of assets under our management, investment spreads we earn on our policyholder account balances, our ability to manage our investment portfolio to maximize returns and minimize risks such as interest rate changes, defaults or impairment of assets, our ability to manage interest rates credited to policyholders and costs of the options purchased to fund the annual index credits on our index annuities, our ability to manage the costs of acquiring new business (principally commissions to agents and first year bonuses credited to policyholders) and our ability to manage our operating expenses.

Results of Operations

Three Months Ended March 31, 2007 and 2006

Net income increased 150% to $9.9 million in the first quarter of 2007 compared to $4.0 million for the same period in 2006.  The comparability of the amounts is impacted by (i) the application of SFAS 133 to our index annuity business which we estimate decreased net income by $5.2 million and increased net income by $4.8 million for the three months ended March 31, 2007 and 2006, respectively, and (ii) the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) to our contingent convertible senior notes which we estimate decreased net income by $0.2 million and $18.5 million for the three months ended March 31, 2007 and 2006, respectively.  Excluding these amounts, net income for the three months ended March 31, 2007 would have been $15.3 million compared to $17.7 million for the same period in 2006.  This decrease was principally due to higher amortization of deferred policy acquisition costs and deferred sales inducements as discussed below.

Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) increased 18% to $9.0 million for the first quarter of 2007, compared to $7.6 million for the same period in 2006.  The increase was principally due to increases in policy withdrawals subject to surrender charges due to growth in the volume and aging of the business in force.  Withdrawals from annuity and single premium universal life policies subject to surrender charges were $62.0 million and $50.9 million for the three months ended March 31, 2007 and 2006, respectively.  The average surrender charge collected on withdrawals subject to a surrender charge was 14.4% and 14.8% for the three months ended March 31, 2007 and 2006, respectively.

Net investment income increased 4% to $169.4 million in the first quarter of 2007, compared to $162.4 million for the same period in 2006.  The increase was principally attributable to the growth in our annuity business and a corresponding increase in our invested assets, offset by a decrease in the average yield earned on investments. Average invested assets (on an amortized cost basis) increased to $11.2 billion at March 31, 2007 compared to $10.6 billion at March 31, 2006, while the average yield earned on average invested assets was 6.06% and 6.13% for the three months ended March 31, 2007 and 2006, respectively.  The decline in the yield earned on average invested assets is attributable to an overall decline in yield on the mix of assets owned in the respective periods and a decline in mortgage prepayment fee income.

Realized gains (losses) on investments fluctuate from period to period due to changes in the interest rate and economic environment and the timing of the sale of investments.  Realized gains and losses on investments include gains and losses on the sale of securities as well as losses recognized when the fair value of a security is written down in recognition of an “other than temporary” impairment.  The components of realized gains (losses) on investments for the three months ended March 31, 2007 and 2006 are set forth as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$407	$2,022
Gross realized losses	—	(2,507)
	407	(485)
Equity securities:
Gross realized gains	172	443
Gross realized losses	—	—
	172	443
	$579	$(42)

Change in fair value of derivatives (principally call options purchased to fund annual index credits on index annuities) is affected by the performance of the indices upon which our options are based and the aggregate cost of options purchased.  The components of change in fair value of derivatives for the three months ended March 31, 2007 and 2006 are set forth as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)

Call options:
Change in unrealized gain (loss)	$(39,512)	$43,751
Gain on option expiration or early termination	31,236	5,577
Interest rate swaps	(246)	—
	$(8,522)	$49,328

A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices.  The range of index appreciation for options expiring during the three months ended March 31, 2007 and 2006 is as follows:

Three Months Ended March 31,
	2007	2006
S&P 500 Index
Point-to-point strategy	6.9% - 14.4%	5.1% - 10.8%
Monthly average strategy	1.2% - 4.9%	1.1% - 4.9%
Monthly point-to-point strategy	4.4% - 12.7%	3.2% - 8.7%
Lehman Brothers U.S. Aggregate and U.S. Treasury indices	2.6% - 6.4%	1.1% - 3.8%

Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the index annuity policies (participation rates and caps) which allow us to manage the cost of the options purchased to fund the annual index credits.  The change in fair value of derivatives is also influenced by the aggregate costs of options purchased.  The aggregate cost of options has increased due to market volatility causing variations in our weekly hedging results and an increased amount of index annuities in force.  The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices, market volatility which affects option pricing and the policy terms and historical experience which affects the strikes and caps of the options we purchase.  See Critical Accounting Policies - Derivatives Instruments - Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Interest credited to account balances increased 39% to $116.0 million in the first quarter of 2007, compared to $83.6 million for the same period in 2006.  The components of interest credited to account balances are summarized as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)

Index credits on index policies	$77,121	$31,162
Interest credited including changes in minimum guaranteed interest for index annuities	38,832	52,446
	$115,953	$83,608

The changes in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options.  Total proceeds received upon expiration or gains recognized upon early termination of the call options purchased to fund the annual index credits were $72.9 million and $33.3 million for the three months ended March 31, 2007 and 2006, respectively.  The decrease in interest credited including changes in minimum guaranteed interest for index annuities was due to reductions in interest credited on fixed rate annuities as a result of declines in the account balances of such annuities and decreases in interest crediting rates on several products, offset in part by increases in interest credited on amounts allocated to the fixed rate strategy for index annuities as a result of the growth in amounts allocated to the fixed rate strategy in the index annuity liabilities.  A significant factor in the reductions in interest credited on fixed rate annuities is the reduced interest on multi-year rate guarantee annuities.  A significant amount of these annuities were sold in 2001 with an initial rate guaranteed for the first five policy years.  We experienced surrenders of these policies upon expiration of this initial guaranteed interest during 2006 and reduced the crediting rates on those policies that remained in force.  The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 10% during the three months ended March 31, 2007 to $11.2 billion from $10.3 billion during the same period in 2006.

Amortization of deferred sales inducements decreased 51% to $4.4 million in the first quarter of 2007, compared to $8.9 million for the same period in 2006.  In general, amortization of deferred sales inducements has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium and interest bonus annuity products. Bonus products represented 83% and 73% of our total annuity deposits during the three months ended March 31, 2007 and 2006, respectively.  The anticipated increase in amortization from these factors has been affected by amortization associated with the application of SFAS 133 to our index annuity business.  The application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts.  The change in fair value of the embedded derivatives will not correspond to the change in fair value of the purchased options because the purchased options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceed 10 years. The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business decreased amortization by $3.4 million in the first quarter of 2007 and increased amortization by $3.1 million for the same period in 2006.  Excluding these amounts, amortization for the three months ended March 31, 2007 would have been $7.8 million compared to $5.8 million for the same period in 2006.  See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Change in fair value of embedded derivatives was a decrease of $6.6 million in the first quarter of 2007 compared to an increase of $62.8 million in the first quarter of 2006.  The components of change in fair value of derivatives are summarized as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)

Index annuities	$(6,631)	$37,490
Contingent convertible senior notes	—	25,274
	$(6,631)	$62,764

The changes related to the embedded derivatives within our index annuities resulted primarily from changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund these index credits discussed above in “change in fair value of derivatives”.  The value of the embedded derivative is also impacted by changes in discount rates used in estimating future option costs and the growth in the host component of the embedded derivative.  See Critical Accounting Policies - Derivative Instruments - Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The conversion option embedded within our contingent convertible senior notes was required to be bifurcated and recorded at fair value in accordance with SFAS 133 beginning December 15, 2005 due to an insufficient number of authorized shares.  See notes 1 and 7 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.  Effective June 8, 2006, this conversion option was no longer required to be bifurcated and recorded at fair value upon shareholder approval of an increase of authorized shares.  The change in the fair value of the conversion option embedded within these notes for the three months ended March 31, 2006 coincides with the change in the per share price of our common stock during that period.

Interest expense on notes payable decreased 44% to $4.1 million in the first quarter of 2007 compared to $7.3 million for the same period in 2006.  This decrease was primarily due to a decrease in the amortization of the discount on our contingent convertible senior notes to $0.3 million in the first quarter of 2007 compared to $3.4 million for the same period in 2006.  This discount was created in the fourth quarter of 2005 when the conversion option embedded in our contingent convertible senior notes was bifurcated from the host instrument, and adjusted when the derivative was unbifurcated from the host instrument on June 8, 2006.  See note 7 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Interest expense on subordinated debentures increased 14% to $5.6 million in the first quarter of 2007 compared to $4.9 million for the same period in 2006.  This increase was primarily due to the issuance of additional subordinated debentures of $41.2 million during 2006, of which $30.9 million were issued in the first quarter of 2006.  The increase was also due to increases in the weighted average interest rates on the outstanding subordinated debentures which were 8.32% and 7.99% for the first quarter of 2007 and 2006, respectively.  The weighted average interest rates have increased because substantially all of the subordinated debentures issued during 2004 - 2006 have a floating rate of interest based upon the three month London Interbank Offered Rate plus an applicable margin.  See Financial Condition - Liabilities included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Interest expense on amounts due under repurchase agreements decreased 31% to $4.0 million in the first quarter of 2007 compared to $5.8 million for the same period in 2006.  This decrease was primarily due to decreases in the borrowings outstanding which averaged $296.2 million and $508.9 million for the first quarter of 2007 and 2006, respectively, offset by changes in the weighted average interest rates on amounts borrowed which were 5.50% and 4.62% for the three months ended March 31, 2007 and 2006, respectively.

Amortization of deferred policy acquisition costs decreased 43% to $17.6 million in the first quarter of 2007, compared to $30.8 million for the same period in 2006.  In general, amortization of deferred policy acquisition costs has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products.  The anticipated increase in amortization from these factors has been affected by amortization associated with the application of SFAS 133 to our index annuity business.  As discussed above, the application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts.  The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business decreased amortization by $8.1 million in the first quarter of 2007 and increased amortization by $7.9 million for the same period in 2006.  Excluding these amounts, amortization for the three months ended March 31, 2007 would have been $25.7 million compared to $22.9 million for the same period in 2006.

Other operating costs and expenses increased 12% to $11.4 million in the first quarter of 2007, compared to $10.2 million for the same period in 2006.  This increase is attributable to increases of $0.6 million in legal fees, $0.4 million in marketing expenses related to the introduction of our 2007 product portfolio and $0.4 million in costs related to the development of an electronic document database.

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

Insurance statutes regulate the type of investments that our life subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations and our business and investment strategy, we generally seek to invest in United States government-agency securities and corporate securities rated investment grade by established nationally recognized rating organizations or in securities of comparable investment quality, if not rated.

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

Investments increased to $11.5 billion at March 31, 2007 compared to $11.4 billion at December 31, 2006 as a result of the growth in our annuity business discussed above.  At March 31, 2007, the fair value of our available for sale fixed maturity and equity securities was $124.1 million less than the amortized cost of those investments, compared to $120.6 million at December 31, 2006.  At March 31, 2007, the amortized cost of our fixed maturity securities held for investment exceeded the fair value by $267.5 million, compared to $256.9 million at December 31, 2006.  The increase in the net unrealized investment losses at March 31, 2007 compared to December 31, 2006 is principally related to an increase in market interest rates and an increase in invested assets.

The composition of our investment portfolio is summarized as follows (dollars in thousands):

	March 31, 2007		December 31, 2006
	Carrying Amount	Percent	Carrying Amount	Percent
Fixed maturity securities:
United States Government full faith and credit	$2,758	—	$2,746	—
United States Government sponsored agencies	8,026,182	69.8%	7,966,485	70.0%
Public utilities	126,188	1.1%	137,461	1.2%
Corporate securities	662,070	5.8%	643,850	5.6%
Redeemable preferred stocks	136,992	1.2%	135,933	1.2%
Mortgage and asset-backed securities:
Government	68,248	0.5%	67,883	0.6%
Non-government	355,604	3.1%	350,817	3.1%
Total fixed maturity securities	9,378,042	81.5%	9,305,175	81.7%
Equity securities	64,047	0.6%	45,512	0.4%
Mortgage loans on real estate	1,696,169	14.8%	1,652,757	14.5%
Derivative instruments	354,793	3.1%	381,601	3.4%
Policy loans	432	—	419	—
	$11,493,483	100.0%	$11,385,464	100.0%

At March 31, 2007 and December 31, 2006, the amortized cost and estimated fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
March 31, 2007
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	2	$939	$(30)	$909
United States Government sponsored agencies	73	2,997,695	(87,153)	2,910,542
Public utilities	17	87,309	(3,632)	83,677
Corporate securities	65	443,539	(17,956)	425,583
Redeemable preferred stocks	9	45,966	(1,448)	44,518
Mortgage and asset-backed securities:
United States Government and agencies	7	47,058	(278)	46,780
Non-government	26	369,505	(18,702)	350,803
	199	$3,992,011	$(129,199)	$3,862,812

Held for investment:
United States Government sponsored agencies	89	$5,115,640	$(267,549)	$4,848,091
	89	$5,115,640	$(267,549)	$4,848,091

Equity securities, available for sale:
Non-redeemable preferred stocks	9	$43,063	$(605)	$42,458
Common stocks	2	3,000	(259)	2,741
	11	$46,063	$(864)	$45,199

December 31, 2006
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	2	$939	$(38)	$901
United States Government sponsored agencies	73	2,997,612	(83,986)	2,913,626
Public utilities	15	84,300	(3,486)	80,814
Corporate securities	69	465,770	(17,354)	448,416
Redeemable preferred stocks	10	48,534	(1,623)	46,911
Mortgage and asset-backed securities:
United States Government and agencies	8	64,968	(1,317)	63,651
Non-government	23	361,324	(17,191)	344,133
	200	$4,023,447	$(124,995)	$3,898,452

Held for investment:
United States Government sponsored agencies	88	$5,025,501	$(256,912)	$4,768,589
	88	$5,025,501	$(256,912)	$4,768,589

Equity securities, available for sale:
Non-redeemable preferred stocks	4	$21,316	$(407)	$20,909
Common stocks	2	3,210	(219)	2,991
	6	$24,526	$(626)	$23,900

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2007 and December 31, 2006, by contractual maturity, that were in an unrealized loss position are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of our mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
March 31, 2007
Due after one year through five years	$54,746	$54,057	$—	$—
Due after five years through ten years	365,721	348,743	—	—
Due after ten years through twenty years	2,025,443	1,974,203	348,621	341,981
Due after twenty years	1,129,538	1,088,226	4,767,019	4,506,110
	3,575,448	3,465,229	5,115,640	4,848,091
Mortgage-backed and asset-backed securities	416,563	397,583	—	—
	$3,992,011	$3,862,812	$5,115,640	$4,848,091

December 31, 2006
Due after one year through five years	$56,075	$55,348	$—	$—
Due after five years through ten years	371,683	355,800	—	—
Due after ten years through twenty years	2,048,092	1,996,703	348,413	342,104
Due after twenty years	1,121,305	1,082,817	4,677,088	4,426,485
	3,597,155	3,490,668	5,025,501	4,768,589
Mortgage-backed and asset-backed securities	426,292	407,784	—	—
	$4,023,447	$3,898,452	$5,025,501	$4,768,589

The table below presents our fixed maturity securities by the National Association of Insurance Commissioners (“NAIC”) designation and the equivalent ratings of the nationally recognized securities rating organizations (dollars in thousands).

		March 31, 2007		December 31, 2006
NAIC Designation	Rating Agency Equivalent	Carrying Amount	Percent	Carrying Amount	Percent

1	Aaa/Aa/A	$8,701,578	92.8%	$8,643,440	92.9%
2	Baa	558,791	6.0%	556,218	6.0%
3	Ba	105,407	1.1%	88,896	0.9%
4	B	12,266	0.1%	12,022	0.1%
5	Caa and lower	—	—	—	—
6	In or near default	—	—	4,599	0.1%
		$9,378,042	100.0%	$9,305,175	100.0%

At March 31, 2007 and December 31, 2006, the fair value of investments we owned that were non-investment grade was $117.7 million and $105.5 million, respectively.  Non-investment grade securities represented 1.3% at March 31, 2007 and 1.2% at December 31, 2006, of the fair value of our fixed maturity securities.  The net unrealized losses on investments we owned that were non-investment grade at March 31, 2007 and December 31, 2006, were $7.2 million and $5.0 million, respectively.  The unrealized losses on such securities at March 31, 2007 and December 31, 2006 represented 1.8% and 1.3%, respectively, of gross unrealized losses on fixed maturity securities.

At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to book value and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment.  We include these securities on a list which is referred to as our watch list.  We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we have the ability and intent to hold these securities to maturity or until a market recovery is realized.  There were no securities on our watch list at March 31, 2007.

There were no other than temporary impairments during the first quarter of 2007.  During the first quarter of 2006, we made the determination that an other than temporary impairment had occurred on two of our asset-backed securities backed by leases on airplanes.  The other than temporary impairment on these securities resulted from continuing problems in the airline industry and deterioration in the underlying collateral which resulted in changes in the amount of expected principal and interest payments.  Concurrent with the determination that these securities were other than temporarily impaired, we decided to sell these securities.  The write down/realized loss on these securities was $2.5 million for the three months ended March 31, 2006.  We had previously written down these securities by $10.5 million during 2001 - 2005 due to deterioration in the underlying collateral.

At March 31, 2007 and December 31, 2006, we held $1.7 billion of mortgage loans with commitments outstanding of $75.5 million at March 31, 2007.  The portfolio consists of commercial mortgage loans diversified as to property type, location and loan size.  The loans are collateralized by the related properties.  Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type.  As of March 31, 2007, there were no delinquencies or defaults in our mortgage loan portfolio.  There was no valuation allowance at March 31, 2007 and December 31, 2006.  The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows (dollars in thousands):

	March 31, 2007		December 31, 2006
	Carrying Amount	Percent	Carrying Amount	Percent
Geographic distribution
East	$376,711	22.2%	$364,977	22.1%
Middle Atlantic	124,274	7.3%	115,930	7.0%
Mountain	266,482	15.7%	267,808	16.2%
New England	42,879	2.5%	43,228	2.6%
Pacific	134,242	7.9%	132,085	8.0%
South Atlantic	306,483	18.1%	299,373	18.1%
West North Central	305,304	18.0%	290,592	17.6%
West South Central	139,794	8.3%	138,764	8.4%
	$1,696,169	100.0%	$1,652,757	100.0%
Property type distribution
Office	$523,314	30.8%	$508,093	30.7%
Medical Office	77,583	4.6%	78,147	4.7%
Retail	399,549	23.5%	389,534	23.6%
Industrial/Warehouse	385,249	22.7%	381,248	23.1%
Hotel	80,814	4.8%	71,510	4.3%
Apartment	90,979	5.4%	91,190	5.5%
Mixed use/other	138,681	8.2%	133,035	8.1%
	$1,696,169	100.0%	$1,652,757	100.0%

Liquidity

The statutory capital and surplus of our life insurance subsidiaries at March 31, 2007 was $993.9 million.  American Equity Investment Life Insurance Company (“American Equity Life”) made surplus note interest payments to us of $1.0 million during the three months ended March 31, 2007.  For the remainder of 2007, up to approximately $99.2 million can be distributed by American Equity Life as dividends without prior regulatory approval.  Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities.  American Equity Life had $161.2 million of statutory earned surplus at March 31, 2007.

The transfer of funds by American Equity Life is also restricted by a covenant in our revolving line of credit which requires American Equity Life to maintain a minimum risk-based capital ratio of 200%.

New Accounting Pronouncements

In September 2006, the FASB SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value,

establishes a framework for measuring fair value and expands the required disclosures about fair value measurements.  SFAS 157 is effective beginning on January 1, 2008.  We are continuing to evaluate SFAS 157 but do not believe that it will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (“SFAS 159”).  This Statement permits entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be reported at fair value.  Unrealized gains and losses on items for which the fair value option is elected shall be reported in net income.  SFAS 159 also requires additional disclosures that are intended to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities and between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.  SFAS 159 is effective beginning on January 1, 2008.  We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

Interest rate risk is our primary market risk exposure.  Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures.  Our floating rate trust preferred securities issued by Trust III, IV, VII, VIII, IX, X, XI (beginning on December 31, 2010) and XII bear interest at the three month LIBOR plus 3.50% - 4.00%.  Our outstanding balance of floating rate trust preferred securities was $144.5 million at March 31, 2007, of which $80 million had been swapped to fixed rates (see note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006).  The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities.  We have the ability to adjust crediting rates (participation or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values).  In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned.  However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

If interest rates were to increase 10% (48 basis points) from levels at March 31, 2007, we estimate that the fair value of our fixed maturity securities would decrease by approximately $383.5 million.  The impact on stockholders’ equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and amortization of deferred sales inducements) would be an increase of $45.9 million in the accumulated other comprehensive loss.  The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change.  Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.  Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.  However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means as discussed earlier.  See Financial Condition - Liquidity for Insurance Operations included in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2006.

At March 31, 2007, 86% of our fixed income securities have call features and 17% were subject to call redemption.  Another 66% will become subject to call redemption through December 31, 2007.  During the three months ended March 31, 2007, we received $6.2 million in net redemption proceeds related to the exercise of such call options.  There were no bonds called during the first quarter of 2006.  We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds.  Such reinvestment risk typically occurs in a declining rate environment.  Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates on most of our annuity liabilities to maintain the spread at our targeted level.  At March 31, 2007, approximately 96% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates of 2% to 4%.

With respect to our index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities.  These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies.  Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products.  For the three months ended March 31, 2007 and 2006, the annual index credits to policyholders on their anniversaries were $77.1 million and $31.2 million, respectively.  Proceeds received at expiration or gains recognized upon early termination of these options related to such credits were $72.9 million and $33.3 million for the three months ended March 31, 2007 and 2006, respectively.  The difference between proceeds received at expiration or gains recognized upon early termination of these options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no other significant changes in our internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to the date of such evaluation.

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

Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims.  We are currently a defendant in several purported class action lawsuits alleging improper sales practices.  In these lawsuits, the plaintiffs are seeking returns of premiums and other compensatory and punitive damages.  No class has been certified in any of the pending cases at this time.  Although we have denied all allegations in these lawsuits and intend to vigorously defend against them, the lawsuits are in the early stages of litigation and neither their outcomes nor a range of possible outcomes can be determined at this time.  However, we do not believe that these lawsuits will have a material adverse effect on our business, financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

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

Date: May 9, 2007	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

	By:	/s/ David J. Noble
David J. Noble, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wendy L. Carlson
Wendy L. Carlson, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Vice President - Accounting
(Principal Accounting Officer)