Form 10-Q
period 2007-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2007-08-03
CIK 1039828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE TO CORPORATE ISSUERS:

Shares of common stock outstanding at July 31, 2007: 56,880,720

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2007 - $4,833,524; 2006 - $4,297,182)	$4,623,126	$4,177,029
Held for investment, at amortized cost (fair value: 2007 - $4,798,026; 2006 - $4,871,237)	5,226,441	5,128,146
Equity securities, available for sale, at fair value (cost: 2007 - $81,763; 2006 - $46,000)	78,949	45,512
Mortgage loans on real estate	1,771,625	1,652,757
Derivative instruments	412,289	381,601
Policy loans	428	419
Total investments	12,112,858	11,385,464

Cash and cash equivalents	22,243	29,949
Coinsurance deposits - related party	1,772,761	1,841,720
Accrued investment income	73,384	68,323
Deferred policy acquisition costs	1,183,229	1,088,890
Deferred sales inducements	506,608	427,554
Deferred income taxes	83,630	73,831
Income taxes recoverable	3,040	4,526
Other assets	42,925	69,866
Total assets	$15,800,678	$14,990,123

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$102,489	$93,632
Annuity and single premium universal life products	13,899,180	13,114,299
Other policy funds and contract claims	122,353	128,579
Other amounts due to related parties	45,077	45,504
Notes payable	264,848	266,383
Subordinated debentures	268,298	268,489
Amounts due under repurchase agreements	396,570	385,973
Other liabilities	100,160	92,198
Total liabilities	15,198,975	14,395,057

Stockholders’ equity:
Common stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding: 2007 - 53,862,051 shares (excluding 3,014,466 treasury shares); 2006 - 53,500,926 shares (excluding 2,664,448 treasury shares)	53,862	53,501
Additional paid-in capital	388,917	389,644
Accumulated other comprehensive loss	(66,282)	(38,769)
Retained earnings	225,206	190,690
Total stockholders’ equity	601,703	595,066
Total liabilities and stockholders’ equity	$15,800,678	$14,990,123

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues:
Traditional life and accident and health insurance premiums	$3,190	$3,211	$6,247	$6,735
Annuity and single premium universal life product charges	11,453	10,740	20,447	18,340
Net investment income	175,719	169,182	345,077	331,567
Realized gains on investments	17	331	596	289
Change in fair value of derivatives	98,986	(61,582)	90,464	(12,254)
Total revenues	289,365	121,882	462,831	344,677

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	2,097	2,269	4,030	4,667
Interest credited to account balances	168,141	101,845	284,094	185,453
Amortization of deferred sales inducements	14,184	6,737	18,545	15,675
Change in fair value of embedded derivatives	405	(111,321)	(6,226)	(48,557)
Interest expense on notes payable	4,057	6,528	8,139	13,814
Interest expense on subordinated debentures	5,614	5,402	11,203	10,320
Interest expense on amounts due under repurchase agreements	3,060	8,532	7,078	14,331
Amortization of deferred policy acquisition costs	40,289	25,363	57,858	56,118
Other operating costs and expenses	14,083	9,931	25,494	20,111
Total benefits and expenses	251,930	55,286	410,215	271,932
Income before income taxes	37,435	66,596	52,616	72,745
Income tax expense	12,846	23,685	18,100	25,861
Net income	$24,589	$42,911	$34,516	$46,884

Earnings per common share	$0.43	$0.77	$0.61	$0.84
Earnings per common share - assuming dilution	$0.41	$0.71	$0.58	$0.78

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at December 31, 2005	$53,936	$380,698	$(27,306)	$112,030	$519,358
Comprehensive loss:
Net income for period	—	—	—	46,884	46,884
Change in net unrealized investment gains/losses	—	—	(67,241)	—	(67,241)
Total comprehensive loss					(20,357)
Share-based compensation	—	68	—	—	68
Issuance of 89,550 shares of common stock under compensation plans, including excess income tax benefits	90	682	—	—	772
Conversion of $360 of subordinated debentures	44	316	—	—	360
Balance at June 30, 2006	$54,070	$381,764	$(94,547)	$158,914	$500,201

Balance at December 31, 2006	$53,501	$389,644	$(38,769)	$190,690	$595,066
Comprehensive income:
Net income for period	—	—	—	34,516	34,516
Change in net unrealized investment gains/losses	—	—	(27,513)	—	(27,513)
Total comprehensive income					7,003
Acquisition of 350,000 shares of common stock	(350)	(3,886)	—	—	(4,236)
Share-based compensation	—	3,178	—	—	3,178
Issuance of 57,500 shares of common stock under compensation plans, including excess income tax benefits	57	385	—	—	442
Net issuance of 622,779 shares of common stock under stock option and warrant agreement	623	(623)	—	—	—
Conversion of $250 of subordinated debentures	31	219	—	—	250
Balance at June 30, 2007	$53,862	$388,917	$(66,282)	$225,206	$601,703

Total comprehensive loss for the second quarter of 2007 was $2.8 million and was comprised of net income of $24.6 million and an increase in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $27.4 million.

Total comprehensive income for the second quarter of 2006 was $10.6 million and was comprised of net income of $42.9 million and an increase in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $32.3 million.

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net income	$34,516	$46,884
Adjustments to reconcile net income to net cash used in operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	284,094	185,453
Amortization of deferred sales inducements	18,545	15,675
Annuity and single premium universal life product charges	(20,447)	(18,340)
Change in fair value of embedded derivatives	(6,226)	(48,557)
Increase in traditional life and accident and health insurance reserves	4,904	5,982
Policy acquisition costs deferred	(117,939)	(120,898)
Amortization of discount on contingent convertible notes	526	5,970
Amortization of deferred policy acquisition costs	57,858	56,118
Provision for depreciation and other amortization	501	1,075
Amortization of discount and premiums on investments	(127,812)	(119,536)
Realized gains on investments	(596)	(289)
Change in fair value of derivatives	(90,464)	12,254
Deferred income taxes	5,016	31,208
Share-based compensation	3,178	68
Changes in other operating assets and liabilities:
Accrued investment income	(5,061)	(9,458)
Income taxes recoverable	1,486	(22,490)
Other assets	745	(1,653)
Other policy funds and contract claims	(6,226)	2,234
Other amounts due to related parties	(10,629)	(1,483)
Other liabilities	(43,810)	(37,890)
Net cash used in operating activities	(17,841)	(17,673)

Investing Activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	71,739	106,129
Fixed maturity securities - held for investment	28,147	—
Equity securities, available for sale	15,968	17,878
Mortgage loans on real estate	87,967	48,920
Derivative instruments	224,636	98,900
Acquisition of investments:
Fixed maturity securities - available for sale	(551,709)	(500,427)
Fixed maturity securities - held for investment	—	(176,169)
Equity securities, available for sale	(51,604)	(5,980)
Mortgage loans on real estate	(206,835)	(300,484)
Derivative instruments	(154,276)	(110,077)
Policy loans	(9)	(29)
Purchases of property, furniture and equipment	(568)	(81)
Net cash used in investing activities	(536,544)	(821,420)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$1,066,989	$1,082,386
Coinsurance deposits - related party	92,734	88,149
Return of annuity and single premium universal life policyholder account balances	(640,946)	(829,146)
Financing fees incurred and deferred	—	(1,016)
Repayments of notes payable	(2,061)	(2,049)
Increase in amounts due under repurchase agreements	10,597	393,229
Proceeds from issuance of subordinated debentures	—	30,000
Acquisition of common stock	(4,236)	—
Excess tax benefits realized from exercise of stock options	148	226
Proceeds from issuance of common stock	294	546
Checks in excess of cash balance	23,160	—
Net cash provided by financing activities	546,679	762,325
Decrease in cash and cash equivalents	(7,706)	(76,768)

Cash and cash equivalents at beginning of period	29,949	112,395
Cash and cash equivalents at end of period	$22,243	$35,627

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest expense	$25,711	$31,322
Income taxes	10,600	17,138

Non-cash financing and investing activities:
Premium and interest bonuses deferred as sales inducements	81,612	74,186
Conversion of subordinated debentures	250	360
Subordinated debentures issued to subsidiary trusts for common equity securities of the subsidiary trust	—	928

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

1.   Organization and Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements of American Equity Investment Life Holding Company (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by GAAP for complete financial statements.  The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements.  Operating results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  All significant intercompany accounts and transactions have been eliminated.  The preparation of financial statements requires the use of management estimates.  For further information related to a description of areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Reclassifications

Certain amounts in the unaudited consolidated financial statements for the periods ended June 30, 2006 have been reclassified to conform to the financial statement presentation for the periods ended June 30, 2007.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  Under FIN 48, a tax benefit can be recognized in the financial statements if it is more likely than not that the position will be sustained upon examination by taxing authorities who have full knowledge of all relevant information.  A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective and was adopted by the Company on January 1, 2007.  The Company has no unrecognized tax benefits at January 1, 2007 or June 30, 2007.  The Company’s policy is to record the interest and penalties on tax obligations on the federal income tax expense line on the consolidated statements of income.  There was no impact on the unaudited consolidated financial statements upon the adoption of FIN 48.  As of June 30, 2007, the tax years that remain subject to examination for U.S. federal taxes and applicable state jurisdictions are tax years ended December 31, 2003 through December 31, 2006.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be reported at fair value.  Unrealized gains and losses on items for which the fair value option is elected shall be reported in net income.  SFAS 159 also requires additional disclosures that are intended to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities and between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.  SFAS 159 is effective beginning on January 1, 2008.  The Company is currently evaluating the impact SFAS 159 will have on the consolidated financial statements.

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

3. Share-based Compensation Plans

During the first quarter of 2007, the Company established the 2007 Independent Sales Agent Stock Option Plan (the “Plan”).  Under this Plan, agents of American Equity Investment Life Insurance Company may receive grants of options to acquire shares of the Company’s common stock based upon their individual sales during 2007.  The Plan authorizes grants of options to agents for up to 2,500,000 shares of the Company’s common stock.  As of June 30, 2007, there are no grants of options under the Plan.

4.   Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)

Numerator:
Net income—numerator for earnings per common share	$24,589	$42,911	$34,516	$46,884
Interest on convertible subordinated debentures (net of income tax benefit)	262	266	528	536
Numerator for earnings per common share— assuming dilution	$24,851	$43,177	$35,044	$47,420

Denominator:
Weighted average common shares outstanding(1)	57,122,194	55,643,507	56,909,226	55,598,992

Effect of dilutive securities:
Convertible subordinated debentures	2,769,093	2,808,381	2,784,099	2,827,825
Stock options	417,725	1,018,371	648,175	1,066,945
Deferred compensation agreements	—	1,184,647	—	1,233,152
Denominator for earnings per common share— assuming dilution	60,309,012	60,654,906	60,341,500	60,726,914

Earnings per common share	$0.43	$0.77	$0.61	$0.84
Earnings per common share—assuming dilution	$0.41	$0.71	$0.58	$0.78

(1) Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan.

Potentially dilutive common shares representing 15,000 shares and 5,500 shares of common stock for the three months ended June 30, 2007 and 2006, respectively, and 11,000 shares of common stock for the six months ended June 30, 2007, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive. For the six months ended June 30, 2006, all potentially dilutive common shares were included in the computation of diluted earnings per share because the exercise prices were less than the average market price of the common shares.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis reviews our unaudited consolidated financial position at June 30, 2007, and the unaudited consolidated results of operations for the periods ended June 30, 2007 and 2006, and where appropriate, factors that may affect future financial performance.  This analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Annuity deposits by product type collected during the three months and six months ended June 30, 2007 and 2006, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2007	2006	2007	2006
	(Dollars in thousands)
Index annuities:
Index strategies	$455,060	$332,581	$756,851	$695,019
Fixed strategy	149,402	163,316	278,372	340,622
	604,462	495,897	1,035,223	1,035,641
Fixed rate annuities:
Single-year rate guaranteed	16,308	20,495	28,094	44,063
Multi-year rate guaranteed	1,740	1,327	3,672	2,682
	18,048	21,822	31,766	46,745
Total before coinsurance ceded	622,510	517,719	1,066,989	1,082,386
Coinsurance ceded	484	884	1,075	1,834
Net after coinsurance ceded	$622,026	$516,835	$1,065,914	$1,080,552

Net annuity deposits after coinsurance ceded increased 20% during the three months ended June 30, 2007 compared to the same period in 2006, and decreased 1% during the six months ended June 30, 2007, compared to the same period in 2006.  We attribute  the increase for the three months ended June 30, 2007 to the reinstatement of our A.M. Best Company financial strength rating to A- (Excellent) from B++ (Very Good) on August 3, 2006, certain product initiatives and agent incentives introduced in 2007 and more rational pricing from certain competitors. Our A.M. Best Company financial strength rating is a key element of our competitive position in the index and fixed annuity market.  The outlook for our current rating is stable.  We believe the rating upgrade has enhanced our competitive position and improved our prospects for sales increases in future periods.  However, the degree to which this rating upgrade will effect future sales is unknown.

We attribute the slight decrease in net annuity deposits for the six months ended June 30, 2007 to a much smaller impact from the items effecting the second quarter comparison, the flat to inverted yield curve which made fixed income alternatives such as certificates of deposit more attractive and the impact of the NASD’s notice to members in August 2005 on the sale of index annuities which has created confusion and impediments to sales of index annuities by annuity sales agents who are dual licensed to sell both insurance and securities products and more competitive pricing from certain competitors in 2006.

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

Our investment spread is summarized as follows:

	Six Months Ended June 30,
	2007	2006
Average yield on invested assets	6.09%	6.13%
Cost of money:
Aggregate	3.38%	3.46%
Average net cost of money for index annuities	3.34%	3.27%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.27%	3.25%
Multi-year rate guaranteed	4.22%	5.12%

Investment spread:
Aggregate	2.71%	2.67%
Index annuities	2.75%	2.86%
Fixed rate annuities:
Annually adjustable	2.82%	2.88%
Multi-year rate guaranteed	1.87%	1.01%

The cost of money and average crediting rates are computed based upon policyholder account balances and do not include the impact of amortization of deferred sales inducements.  See Critical Accounting Policies—Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2006.  With respect to our index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate strategy, expenses we incur to fund the annual index credits and where applicable, minimum guaranteed interest credited.  Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances.  See Critical Accounting Policies— Derivative Instruments—Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Results of Operations

Three and Six Months Ended June 30, 2007 and 2006

Net income decreased 43% to $24.6 million for the second quarter of 2007, and 26% to $34.5 million for the six months ended June 30, 2007 compared to $42.9 million and $46.9 million for the same periods in 2006.  The comparability of the amounts is impacted by (i) the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) to our index annuity business which we estimate increased net income by $7.8 million for the second quarter of 2007 and $2.6 million for the six months ended June 30, 2007 compared to increases of $0.5 million and $5.2 million for the same periods in 2006 and (ii) the application of SFAS 133 to our contingent convertible senior notes which we estimate decreased net income by $0.1 million for the second quarter of 2007 and $0.3 million for the six months ended June 30, 2007 compared to increases of  $22.2 million and $5.4 million for the same periods in 2006.  Excluding these amounts, net income for the second quarter of 2007 and the six months ended June 30, 2007 would have been $17.0 million and $31.8 million, respectively, compared to $20.1 million and $36.1 million for the same periods in 2006.  These decreases were principally due to higher amortization of deferred policy acquisition costs and deferred sales inducements and increased operating expenses as discussed below.

Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) increased 7% to $11.5 million for the second quarter of 2007, and 11% to $20.4 million for the six months ended June 30, 2007 compared to $10.7 million and $18.3 million for the same periods in 2006.  The increases were principally due to increases in policy withdrawals subject to surrender charges due to growth in the volume and aging of the business in force.  Withdrawals from annuity and single premium universal life policies subject to surrender charges were $82.5 million and $73.6 million for the three months ended June 30, 2007 and 2006, respectively, and $144.5 million and $124.5 million for the six months ended June 30, 2007 and 2006, respectively.  The average surrender charge collected on withdrawals subject to a surrender charge was 13.8% for the second quarter of 2007 and 14.0% for the six months ended June 30, 2007 compared to 14.4% and 14.6% for same periods in 2006.

Net investment income increased 4% to $175.7 million in the second quarter of 2007, and 4% to $345.1 million for the six months ended June 30, 2007 compared to $169.2 million and $331.6 million for the same periods in 2006.  These increases were principally attributable to the growth in our annuity business and corresponding increases in our invested assets, offset by decreases in the average yield earned on investments.  Average invested assets (on an amortized cost basis) increased to $11.3 billion for the six months ended June 30, 2007 compared to $10.8 billion for the six months ended June 30, 2006, while the average yield earned on average invested assets was 6.09% for the six months ended June 30, 2007 compared to 6.13% for the same period in 2006.  The decline in the yield earned on average invested assets is attributable to an overall decline in yield on the mix of assets owned in the respective periods.

Realized gains on investments fluctuate from period to period due to changes in the interest rate and economic environment and the timing of the sale of investments.  Realized gains and losses on investments include gains and losses on the sale of securities as well as losses recognized when the fair value of a security is written down in recognition of an “other than temporary” impairment.  The components of realized gains on investments for the three months and six months ended June 30, 2007 and 2006 are set forth as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$5	$977	$412	$2,999
Gross realized losses	—	(546)	—	(3,053)
	5	431	412	(54)
Equity securities:
Gross realized gains	12	—	184	443
Gross realized losses	—	(100)	—	(100)
	12	(100)	184	343
	$17	$331	$596	$289

Change in fair value of derivatives (principally call options purchased to fund annual index credits on index annuities) is affected by the performance of the indices upon which our options are based and the aggregate cost of options purchased.  The components of change in fair value of derivatives for the three months and six months ended June 30, 2007 and 2006 are set forth as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Call options:
Change in unrealized gain (loss)	$24,563	$(76,573)	$(14,949)	$(32,822)
Gain on option expiration or early termination	73,593	14,991	104,829	20,568
Interest rate swaps	830	—	584	—
	$98,986	$(61,582)	$90,464	$(12,254)

A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices.  The range of index appreciation for options expiring during the three months and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
S&P 500 Index
Point-to-point strategy	10.1% – 24.	4%	2.7% – 15.	0%	6.9% – 24.	4%	2.7% – 15.	0%
Monthly average strategy	3.4% – 14.	1%	3.4% – 9.	1%	1.2% – 14.	1%	0.0% – 9.	1%
Monthly point-to-point strategy	5.6% – 17.	4%	0.0% – 10.	1%	4.4% – 17.	4%	0.0% – 10.	1%
Lehman Brothers U.S. Aggregate and U.S. Treasury indices	4.9% – 7.	2%	0.7% – 3.	3%	2.6% – 7.	2%	0.7% – 3.	8%

Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the index annuity policies (participation rates and caps) which allow us to manage the cost of the options purchased to fund the annual index credits. The change in fair value of derivatives is also influenced by the aggregate costs of options purchased.  The aggregate cost of options has increased due to market volatility causing variations in our weekly hedging results and an increased amount of index annuities in force.  The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices, market volatility which affects option pricing and the policy terms and historical experience which affects the strikes and caps of the options we purchase.  See Critical Accounting Policies—Derivative Instruments—Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Interest credited to account balances increased 65% to $168.1 million in the second quarter of 2007, and 53% to $284.1 million for the six months ended June 30, 2007 compared to $101.8 million and $185.5 for the same periods in 2006. The components of interest credited to account balances are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Index credits on index policies	$128,425	$55,389	$205,546	$86,551
Interest credited (including changes in minimum guaranteed interest for index annuities)	39,716	46,456	78,548	98,902
	$168,141	$101,845	$284,094	$185,453

The changes in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options.  Total proceeds received upon expiration or gains recognized upon early termination of the call options purchased to fund the annual index credits were $128.6 million and $201.6 million for the three months and six months ended June 30, 2007, respectively, compared to $51.6 million and $84.9 million for the same periods in 2006.  The decreases in interest credited were due to reductions in the account balances receiving a fixed rate of interest and decreases in interest crediting rates on several of our products.  A significant factor in the reductions in interest credited on fixed rate annuities is the reduced interest on multi-year rate guarantee annuities.  A significant amount of these annuities were sold in 2001 with an initial rate guaranteed for the first five policy years.  We experienced surrenders of these policies upon expiration of this initial guaranteed interest rate during 2006 and reduced the crediting rates on those policies that remained in force.  The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 12% during the six months ended June 30, 2007 to $11.6 billion from $10.5 billion during the same period in 2006.

Amortization of deferred sales inducements increased 112% to $14.2 million in the first quarter of 2007 and 18% to $18.5 million for the six months ended June 30, 2007 compared to $6.7 million and $15.7 million for the same periods in 2006.  In general, amortization of deferred sales inducements has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium and interest bonus annuity products.  Bonus products represented 85% and 74% of our total annuity deposits during the six months ended June 30, 2007 and 2006, respectively.  The anticipated increase in amortization from these factors has been affected by amortization associated with the application of SFAS 133 to our index annuity business.  The application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts.  The change in fair value of the embedded derivatives will not correspond to the change in fair value of the purchased options because the purchased options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceed 10 years.  The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business increased amortization by $5.1 million in the second quarter of 2007 and $1.7 million for the six months ended June 30, 2007 compared to $0.2 million and $3.3 million for the same periods in 2006.  Excluding these amounts, amortization for the second quarter of 2007 would have been $9.1 million and $16.9 million for the six months ended June 30, 2007 compared to $6.6 million and $12.4 million for the same periods in 2006.  See Critical Accounting Policies—Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Change in fair value of embedded derivatives was an increase of $0.4 million in the second quarter of 2007 and a decrease of $6.2 million for the six months ended June 30, 2007 compared to decreases of $111.3 million and $48.6 million for the same periods in 2006.  The components of change in fair value of embedded derivatives are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Index annuities	$405	$(70,819)	$(6,226)	$(33,329)
Contingent convertible senior notes	—	(40,502)	—	(15,228)
	$405	$(111,321)	$(6,226)	$(48,557)

The changes related to the embedded derivatives within our index annuities resulted primarily from changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund these index credits discussed above in “change in fair value of derivatives”.  The value of the embedded derivative is also impacted by changes in discount rates used in estimating future option costs and the growth in the host component of the embedded derivative.  See Critical Accounting Policies—Derivative Instruments—Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The conversion option embedded within our contingent convertible senior notes was required to be bifurcated and recorded at fair value in accordance with SFAS 133 beginning December 15, 2005 due to an insufficient number of authorized shares.  See notes 1 and 7 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.  Effective June 8, 2006, this conversion option was no longer required to be bifurcated and recorded at fair value upon shareholder approval of an increase of authorized shares.  The changes in the fair value of the conversion option embedded within these notes for the three months and six months ended June 30, 2006 coincides with the change in the per share price of our common stock during that period.

Interest expense on notes payable decreased 38% to $4.1 million in the second quarter of 2007 and 41% to $8.1 million for the six months ended June 30, 2007 compared to $6.5 million and $13.8 million for the same periods in 2006.  These decreases were primarily due to a decrease in the amortization of the discount on our contingent convertible senior notes to $0.3 million for the second quarter of 2007 and $0.5 million for the six months ended June 30, 2007 compared to $2.6 million and $6.0 million for the same periods in 2006.  This discount was created in the fourth quarter of 2005 when the conversion option embedded in our contingent convertible senior notes was bifurcated from the host instrument, and adjusted when the derivative was unbifurcated from the host instrument on June 8, 2006.  See note 7 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Interest expense on subordinated debentures increased 4% to $5.6 million in the second quarter of 2007 and 9% to $11.2 million for the six months ended June 30, 2007 compared to $5.4 million and $10.3 million for the same periods in 2006.  These increases were primarily due to the issuance of additional subordinated debentures of $41.2 million during 2006.  These increases were also due to increases in weighted average interest rates on the outstanding subordinated debentures which were 8.35% and 8.13% for the six months ended June 30, 2007 and 2006, respectively.  The weighted average interest rates have increased because substantially all of the subordinated debentures issued during 2004 – 2006 have a floating rate of interest based upon the three month London Interbank Offered Rate plus an applicable margin.  See Financial Condition—Liabilities in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Interest expense on amounts due under repurchase agreements decreased to $3.1 million in the second quarter of 2007 and to $7.1 million for the six months ended June 30, 2007 compared to $8.5 million and $14.3 million for the same periods in 2006.  These decreases were principally due to decreases in the borrowings outstanding which averaged $226.3 million for the second quarter of 2007 and $261.0 million for the six months ended June 30, 2007 compared to $664.4 million and $587.1 million for the same periods in 2006, offset by changes in the weighted average interest rates on amounts borrowed which were 5.42% for the second quarter of 2007 and 5.47% for the six months ended June 30, 2007 compared to 5.15% and 4.92% for the same periods in 2006.

Amortization of deferred policy acquisition costs increased 59% to $40.3 million in the second quarter of 2007, and 3% to $57.9 million for the six months ended June 30, 2007 compared to $25.4 million and $56.1 million for the same periods in 2006.  In general, amortization of deferred policy acquisition costs has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products.  The anticipated increase in amortization from these factors has been affected by amortization associated with the application of SFAS 133 to our index annuity business.  As discussed above, the application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts.  The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business increased amortization by $11.9 million in the second quarter of 2007 and $3.8 million for the six months ended June 30, 2007 compared to $0.9 million and $8.8 million for the same periods in 2006.  Excluding these amounts, amortization for the second quarter of 2007 would have been $28.4 million and $54.1 million for the six months ended June 30, 2007 compared to $24.5 million and $47.3 million for the same periods in 2006.

Other operating costs and expenses increased 42% to $14.1 million in the second quarter of 2007 and 27% to $25.5 million for the six months ended June 30, 2007 compared to $9.9 million and $20.1 million for the same periods in 2006.  These increases were attributable to increases of $3.3 million in legal fees and $0.6 million in costs related to the development of an electronic document database that occurred in the second quarter of 2007.

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

Investments increased to $12.1 billion at June 30, 2007 compared to $11.4 billion at December 31, 2006 as a result of the growth in our annuity business discussed above.  At June 30, 2007, the fair value of our available for sale fixed maturity and equity securities was $213.2 million less than the amortized cost of those investments, compared to $120.6 million at December 31, 2006.  At June 30, 2007, the amortized cost of our fixed maturity securities held for investment exceeded the fair value by $428.4 million, compared to $256.9 million at December 31, 2006.  The increase in the net unrealized investment losses at June 30, 2007 compared to December 31, 2006 is principally related to an increase in market interest rates and an increase in invested assets.

The composition of our investment portfolio is summarized as follows (dollars in thousands):

	June 30, 2007		December 31, 2006
	Carrying Amount	Percent	Carrying Amount	Percent

Fixed maturity securities:
United States Government full faith and credit	$2,703	—	$2,746	—
United States Government sponsored agencies	8,017,342	66.2%	7,966,485	70.0%
Public utilities	133,385	1.1%	137,461	1.2%
Corporate securities	912,319	7.5%	643,850	5.6%
Redeemable preferred stocks	176,311	1.5%	135,933	1.2%
Mortgage and asset-backed securities
United States Government and agencies	75,257	0.6%	67,883	0.6%
Non-government	532,250	4.4%	350,817	3.1%
Total fixed maturity securities	9,849,567	81.3%	9,305,175	81.7%
Equity securities	78,949	0.7%	45,512	0.4%
Mortgage loans on real estate	1,771,625	14.6%	1,652,757	14.5%
Derivative instruments	412,289	3.4%	381,601	3.4%
Policy loans	428	—	419	—
	$12,112,858	100.0%	$11,385,464	100.0%

At June 30, 2007 and December 31, 2006, the amortized cost and estimated fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

June 30, 2007	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	4	$2,148	$(66)	$2,082
United States Government sponsored agencies	73	2,997,771	(131,534)	2,866,237
Public utilities	24	134,776	(7,158)	127,618
Corporate securities	116	846,098	(37,837)	808,261
Redeemable preferred stocks	21	96,971	(5,552)	91,419
Mortgage and asset-backed securities:
United States Government and agencies	10	67,368	(1,717)	65,651
Non-government	34	456,299	(28,817)	427,482
	282	$4,601,431	$(212,681)	$4,388,750

Held for investment:
United States Government sponsored agencies	88	$5,151,105	$(428,415)	$4,722,690
	88	$5,151,105	$(428,415)	$4,722,690

Equity securities, available for sale:
Non-redeemable preferred stocks	13	$54,695	$(2,408)	$52,287
Common stocks	4	6,963	(567)	6,396
	17	$61,658	$(2,975)	$58,683

December 31, 2006	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	2	$939	$(38)	$901
United States Government sponsored agencies	73	2,997,612	(83,986)	2,913,626
Public utilities	15	84,300	(3,486)	80,814
Corporate securities	69	465,770	(17,354)	448,416
Redeemable preferred stocks	10	48,534	(1,623)	46,911
Mortgage and asset-backed securities:
United States Government and agencies	8	64,968	(1,317)	63,651
Non-government	23	361,324	(17,191)	344,133
	200	$4,023,447	$(124,995)	$3,898,452

Held for investment:
United States Government sponsored agencies	88	$5,025,501	$(256,912)	$4,768,589
	88	$5,025,501	$(256,912)	$4,768,589

Equity securities, available for sale:
Non-redeemable preferred stocks	4	$21,316	$(407)	$20,909
Common stocks	2	3,210	(219)	2,991
	6	$24,526	$(626)	$23,900

The increase in unrealized losses at June 30, 2007 compared to December 31, 2006 is primarily due to the impact of increases in market interest rates in 2007.  Because we have the ability and intent to hold these investments until a recovery of amortized cost, which may be maturity, we do not consider these investments to be other than temporarily impaired at June 30, 2007.

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2007 and December 31, 2006, by contractual maturity, that were in an unrealized loss position are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of our mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
June 30, 2007	(Dollars in thousands)
Due after one year through five years	$91,151	$89,913	$—	$—
Due after five years through ten years	578,162	549,778	—	—
Due after ten years through twenty years	2,055,736	1,976,566	348,832	336,854
Due after twenty years	1,352,715	1,279,360	4,802,273	4,385,836
	4,077,764	3,895,617	5,151,105	4,722,690
Mortgage-backed and asset-backed securities	523,667	493,133	—	—
	$4,601,431	$4,388,750	$5,151,105	$4,722,690

December 31, 2006
Due after one year through five years	$56,075	$55,348	$—	$—
Due after five years through ten years	371,683	355,800	—	—
Due after ten years through twenty years	2,048,092	1,996,703	348,413	342,104
Due after twenty years	1,121,305	1,082,817	4,677,088	4,426,485
	3,597,155	3,490,668	5,025,501	4,768,589
Mortgage-backed and asset-backed securities	426,292	407,784	—	—
	$4,023,447	$3,898,452	$5,025,501	$4,768,589

The table below presents our fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations (dollars in thousands).

		June 30, 2007		December 31, 2006
NAIC Designation	Rating Agency Equivalent	Carrying Amount	Percent	Carrying Amount	Percent

1	Aaa/Aa/A	$8,947,008	90.8%	$8,643,440	92.9%
2	Baa	792,057	8.0%	556,218	6.0%
3	Ba	84,844	0.9%	88,896	0.9%
4	B	25,658	0.3%	12,022	0.1%
5	Caa and lower	—	—	—	—
6	In or near default	—	—	4,599	0.1%
		$9,849,567	100.0%	$9,305,175	100.0%

At June 30, 2007 and December 31, 2006, the fair value of investments we owned that were non-investment grade was $110.5 million and $105.5 million, respectively.  Non-investment grade securities represented 1.1% at June 30, 2007 and 1.2% at December 31, 2006, of the fair value of our fixed maturity securities.  The unrealized losses on investments we owned that were non-investment grade at June 30, 2007 and December 31, 2006, were $9.1 million and $5.0 million, respectively.  The unrealized losses on such securities at June 30, 2007 and December 31, 2006 represented 1.4% and 1.3%, respectively, of gross unrealized losses on fixed maturity securities.

At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to book value and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment.  We include these securities on a list which is referred to as our watch list.  We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we have the ability and intent to hold these securities to maturity or until  a market recovery is realized.  There were no securities on our watch list at June 30, 2007.

There were no other than temporary impairments during the six months ended June  30, 2007.  During the six months ended June 30, 2006, we made the determination that an other than temporary impairment had occurred on two of our asset-backed securities backed by leases on airplanes.  The other than temporary impairment on these securities resulted from continuing problems in the airline industry and deterioration in the underlying collateral which resulted in changes in the amount of expected principal and interest payments.  Concurrent with the determination that these securities were other than temporarily impaired, we decided to sell these securities.  The write down/realized loss on these securities was $2.5 million for the six months ended June 30, 2006.  We had previously written down these securities by $10.5 million during 2001 - 2005 due to deterioration in the underlying collateral.

At June 30, 2007 and December 31, 2006, we held $1.8 billion and $1.7 billion, respectively, of mortgage loans with commitments outstanding of $43.5 million at June 30, 2007.  The portfolio consists of commercial mortgage loans diversified as to property type, location, and loan size. The loans are collateralized by the related properties.  Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type.  As of June 30, 2007, there were no delinquencies or defaults in our mortgage loan portfolio.  There was no valuation allowance at June 30, 2007 and December 31, 2006.  The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows (dollars in thousands):

	June 30, 2007		December 31, 2006
	Carrying Amount	Percent	Carrying Amount	Percent
Geographic distribution
East	$414,718	23.4%	$364,977	22.1%
Middle Atlantic	122,198	6.9%	115,930	7.0%
Mountain	283,609	16.0%	267,808	16.2%
New England	44,928	2.5%	43,228	2.6%
Pacific	123,749	7.0%	132,085	8.0%
South Atlantic	307,787	17.4%	299,373	18.1%
West North Central	335,250	18.9%	290,592	17.6%
West South Central	139,386	7.9%	138,764	8.4%
	$1,771,625	100.0%	$1,652,757	100.0%

Property type distribution
Office	$539,867	30.5%	$508,093	30.7%
Medical Office	92,260	5.2%	78,147	4.7%
Retail	410,928	23.2%	389,534	23.6%
Industrial/Warehouse	400,535	22.6%	381,248	23.1%
Hotel	97,439	5.5%	71,510	4.3%
Apartment	86,346	4.9%	91,190	5.5%
Mixed use/other	144,250	8.1%	133,035	8.1%
	$1,771,625	100.0%	$1,652,757	100.0%

Liquidity

The statutory capital and surplus of our life insurance subsidiaries at June 30, 2007 was $1.0 billion.  American Equity Investment Life Insurance Company (“American Equity Life”) made surplus note interest payments to us of $2.0 million during the six months ended June 30, 2007.  For the remainder of 2007, up to approximately $99.2 million can be distributed by American Equity Life as dividends without prior regulatory approval.  Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities.  American Equity Life had approximately $172.5 million of statutory earned surplus at June 30, 2007.

The transfer of funds by American Equity Life is also restricted by a covenant in our revolving line of credit which requires American Equity Life to maintain a minimum risk-based capital ratio of 200%.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements

 (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements.  SFAS 157 is effective beginning on January 1, 2008.  We are continuing to evaluate SFAS 157 but do not believe that it will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be reported at fair value.  Unrealized gains and losses on items for which the fair value option is elected shall be reported in net income.  SFAS 159 also requires additional disclosures that are intended to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities and between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.  SFAS 159 is effective beginning on January 1, 2008.  We are currently evaluating the impact SFAS 159 will have on our consolidated financial statements.

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

Interest rate risk is our primary market risk exposure.  Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures.  Our floating rate trust preferred securities issued by Trust III, IV, VII, VIII, IX, X, XI (beginning on December 31, 2010) and XII bear interest at the three month LIBOR plus 3.50%-4.00%.  Our outstanding balance of floating rate trust preferred securities was $144.5 million at June 30, 2007, of which $80 million had been swapped to fixed rates (see note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006).  The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities.  We have the ability to adjust crediting rates (participation rates, annual income caps or asset fees for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values).  In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned.  However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

If interest rates were to increase 10% (51 basis points) from levels at June 30, 2007, we estimate that the fair value of our fixed maturity securities would decrease by approximately $484.9 million.  The impact on stockholders’ equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be an increase of $59.2 million in the accumulated other comprehensive loss and a decrease to stockholders’ equity.  The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change.  Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.  Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.  However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means.  See Financial Condition - Liquidity for Insurance Operations included in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2006.

At June 30, 2007, 82% of our fixed income securities have call features and 17% were subject to call redemption.  Another 61% will become subject to call redemption through December 31, 2007.  During the six months ended June 30, 2007, we received $40.5 million in net redemption proceeds related to the exercise of such call options.  There were no bonds called during the six months ended June 30, 2006.  We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds.  Such reinvestment risk typically occurs in a declining rate environment.  Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on our annuity liabilities, we have the ability to reduce crediting rates (participation rates, annual income caps or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level.  At June 30, 2007, approximately 96% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.

With respect to our index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities.  These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies.  Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products.  For the six months ended June 30, 2007 and 2006, the annual index credits to policyholders on their anniversaries were $205.5 million and $89.1 million, respectively.  Proceeds received at expiration or gains recognized upon early termination of these options related to such credits were $201.6 million and $84.9 million for the six months ended June 30, 2007 and 2006, respectively.  The difference between proceeds received at expiration or gains recognized upon early termination of these options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us.

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

Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims.  We are currently a defendant in several purported class action lawsuits alleging improper sales practices.  In these lawsuits, the plaintiffs are seeking returns of premiums and other compensatory and punitive damages.  No class has not been certified in any of the pending cases at this time.  Although we have denied all allegations in these lawsuits and intend to vigorously defend against them, the lawsuits are in the early stages of litigation and neither their outcomes nor a range of possible outcomes can be determined at this time.  However, we do not believe that these lawsuits will have a material adverse effect on our business, financial condition or results of operations.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

The following table sets forth issuer purchases of equity securities for the quarter ended June 30, 2007.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 through April 30, 2007	337,221	13.75	337,221	632,987
May 1, 2007 through May 31, 2007	100,000	11.96	100,000	532,987
June 1, 2007 through June 30, 2007	250,000	12.16	250,000	282,987
Total	687,221	$12.91	687,221

(1)             Activity in this table represents the following items:

Our 1996 Stock Option Plan, 2000 Employee Stock Option Plan, 2000 Directors Stock Option Plan and a Stock Option and Warrant Agreement with our Chairman provide for the grant of stock options to officers, directors and employees.  Under the plans, the purchase price for any shares purchased pursuant to the exercise of an option shall be paid in full upon such exercise in cash or by transferring common shares of the Company to the Company.

We have a Rabbi Trust, the NMO Deferred Compensation Trust, which purchases our common shares to fund the amount of shares earned by our agents under the NMO Deferred Compensation Plan.

Item 4. Submission of Matters to a Vote of Security Holders

(a)                                                  The Company’s annual shareholders’ meeting was held on June 7, 2007.

(b) and (c)   (i)                     Election of the following directors to the Company’s Board of Directors:

	FOR	WITHHELD
Alexander M. Clark	51,300,496	2,078,246
Robert L. Hilton	47,821,296	5,557,446
John M. Matovina	48,876,818	4,501,924
Kevin R. Wingert	46,510,993	6,867,749

(ii)             Ratification of the appointment of KPMG LLP as Independent Auditors for 2007.  There were 53,280,067 votes for the ratification; 49,020 cast against; and 49,655 abstentions.

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

Date:August 3, 2007	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

	By:	/s/ David J. Noble
David J. Noble, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wendy L. Carlson
Wendy L. Carlson, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Vice President - Accounting
(Principal Accounting Officer)