Form 10-Q
period 2007-09-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2007-11-02
CIK 1039828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☐                                                          No  ☒

APPLICABLE TO CORPORATE ISSUERS:

Shares of common stock outstanding at October 31, 2007: 56,885,720

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2007 - $5,037,465; 2006 - $4,297,182)	$4,885,762	$4,177,029
Held for investment, at amortized cost (fair value: 2007 - $4,929,991; 2006 - $4,871,237)	5,290,679	5,128,146
Equity securities, available for sale, at fair value (cost: 2007 - $98,618; 2006 - $46,000)	89,839	45,512
Mortgage loans on real estate	1,827,050	1,652,757
Derivative instruments	350,364	381,601
Policy loans	421	419
Total investments	12,444,115	11,385,464

Cash and cash equivalents	9,237	29,949
Coinsurance deposits — related party	1,738,058	1,841,720
Accrued investment income	86,704	68,323
Deferred policy acquisition costs	1,207,562	1,088,890
Deferred sales inducements	539,856	427,554
Deferred income taxes	81,966	73,831
Income taxes recoverable	7,678	4,526
Other assets	48,944	69,866
Total assets	$16,164,120	$14,990,123

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$106,074	$93,632
Annuity and single premium universal life products	14,288,236	13,114,299
Other policy funds and contract claims	123,817	128,579
Other amounts due to related parties	41,285	45,504
Notes payable	264,092	266,383
Subordinated debentures	268,299	268,489
Amounts due under repurchase agreements	306,657	385,973
Other liabilities	146,629	92,198
Total liabilities	15,545,089	14,395,057

Stockholders’ equity:
Common stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding: 2007 — 53,862,054 shares (excluding 3,023,666 treasury shares); 2006 — 53,500,926 shares (excluding 2,664,448 treasury shares)	53,862	53,501
Additional paid-in capital	388,932	389,644
Unallocated common stock held by ESOP: 2007 — 650,000 shares	(7,001)	—
Accumulated other comprehensive loss	(49,365)	(38,769)
Retained earnings	232,603	190,690
Total stockholders’ equity	619,031	595,066
Total liabilities and stockholders’ equity	$16,164,120	$14,990,123

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues:
Traditional life and accident and health insurance premiums	$3,344	$3,313	$9,591	$10,048
Annuity and single premium universal life product charges	12,576	10,756	33,023	29,096
Net investment income	183,732	173,272	528,809	504,839
Realized gains (losses) on investments	325	(273)	921	16
Change in fair value of derivatives	(10,709)	72,280	79,755	60,026
Total revenues	189,268	259,348	652,099	604,025

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	2,360	1,947	6,390	6,614
Interest credited to account balances	165,821	86,572	449,915	272,025
Amortization of deferred sales inducements	3,412	920	21,957	16,595
Change in fair value of embedded derivatives	(34,935)	113,925	(41,161)	65,368
Interest expense on notes payable	4,039	4,175	12,178	17,989
Interest expense on subordinated debentures	5,673	5,796	16,876	16,116
Interest expense on amounts due under repurchase agreements	4,764	10,997	11,842	25,328
Amortization of deferred policy acquisition costs	15,237	11,479	73,095	67,597
Other operating costs and expenses	11,582	9,527	37,076	29,638
Total benefits and expenses	177,953	245,338	588,168	517,270
Income before income taxes	11,315	14,010	63,931	86,755
Income tax expense	3,918	4,593	22,018	30,454
Net income	$7,397	$9,417	$41,913	$56,301

Earnings per common share	$0.13	$0.17	$0.74	$1.01
Earnings per common share — assuming dilution	$0.13	$0.16	$0.71	$0.94

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at December 31, 2005	$53,936	$380,698	$—	$(27,306)	$112,030	$519,358
Comprehensive income:
Net income for period	—	—	—	—	56,301	56,301
Change in net unrealized investment gains/losses	—	—	—	(13,168)	—	(13,168)
Total comprehensive income						43,133
Conversion of $360 of subordinated debentures	44	316	—	—	—	360
Share-based compensation	—	114	—	—	—	114
Issuance of 268,195 shares of common stock under compensation plans, including excess income tax benefits	269	1,639	—	—	—	1,908
Balance at September 30, 2006	$54,249	$382,767	$—	$(40,474)	$168,331	$564,873

Balance at December 31, 2006	$53,501	$389,644	$—	$(38,769)	$190,690	$595,066
Comprehensive income:
Net income for period	—	—	—	—	41,913	41,913
Change in net unrealized investment gains/losses	—	—	—	(10,596)	—	(10,596)
Total comprehensive income						31,317
Conversion of $280 of subordinated debentures	34	246	—	—	—	280
Acquisition of 359,218 shares of common stock	(359)	(3,969)	—	—	—	(4,328)
Acquisition of 650,000 shares of common stock by ESOP	—	—	(7,001)	—	—	(7,001)
Share-based compensation	—	3,196	—	—	—	3,196
Issuance of 63,000 shares of common stock under compensation plans, including excess income tax benefits	63	438	—	—	—	501
Net issuance of 622,779 shares of common stock under stock option and warrant agreement	623	(623)	—	—	—	—
Balance at September 30, 2007	$53,862	$388,932	$(7,001)	$(49,365)	$232,603	$619,031

Total comprehensive income for the third quarter of 2007 was $24.3 million and was comprised of net income of $7.4 million and a decrease in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $16.9 million.

Total comprehensive income for the third quarter of 2006 was $63.5 million and was comprised of net income of $9.4 million and a decrease in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $54.1 million.

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net income	$41,913	$56,301
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	449,915	272,025
Amortization of deferred sales inducements	21,957	16,595
Annuity and single premium universal life product charges	(33,023)	(29,096)
Change in fair value of embedded derivatives	(41,161)	65,368
Increase in traditional life and accident and health insurance reserves	6,522	8,475
Policy acquisition costs deferred	(177,006)	(159,382)
Amortization of deferred policy acquisition costs	73,095	67,597
Amortization of discount on contingent convertible notes	795	6,185
Provision for depreciation and other amortization	953	1,611
Amortization of discount and premium on investments	(193,069)	(185,847)
Realized gains on investments	(921)	(16)
Change in fair value of derivatives	(79,755)	(60,026)
Deferred income taxes	(2,429)	22,001
Share-based compensation	3,196	114
Changes in other operating assets and liabilities:
Accrued investment income	(18,381)	(21,144)
Income taxes recoverable	(3,152)	(11,161)
Other assets	493	(809)
Other policy funds and contract claims	(4,762)	3,306
Other amounts due to related parties	(17,095)	6,231
Other liabilities	(23,728)	(50,274)
Net cash provided by operating activities	4,357	8,054

Investing Activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	78,287	213,831
Fixed maturity securities - held for investment	28,147	—
Equity securities, available for sale	18,133	19,162
Mortgage loans on real estate	131,340	71,218
Derivative instruments	368,101	145,299
Acquisition of investments:
Fixed maturity securities - available for sale	(737,169)	(503,119)
Fixed maturity securities - held for investment	—	(176,169)
Equity securities, available for sale	(70,605)	(5,980)
Mortgage loans on real estate	(305,633)	(408,447)
Derivative instruments	(243,857)	(173,695)
Policy loans	(2)	(51)
Purchases of property, furniture and equipment	(683)	(188)
Net cash used in investing activities	(733,941)	(818,139)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$1,610,780	$1,448,260
Coinsurance deposits - related party	144,354	137,419
Return of annuity and single premium universal life policyholder account balances	(972,797)	(1,220,369)
Financing fees incurred and deferred	—	(1,389)
Repayments of notes payable	(3,086)	(3,072)
Increase (decrease) in amounts due under repurchase agreements	(79,316)	303,143
Proceeds from issuance of subordinated debentures	—	40,000
Acquisition of common stock	(11,329)	—
Excess tax benefits realized from exercise of stock options	148	769
Proceeds from issuance of common stock	353	1,139
Checks in excess of cash balance	19,765	32,974
Net cash provided by financing activities	708,872	738,874
Decrease in cash and cash equivalents	(20,712)	(71,211)

Cash and cash equivalents at beginning of period	29,949	112,395
Cash and cash equivalents at end of period	$9,237	$41,184

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$36,366	$48,053
Income taxes	26,600	17,138

Non-cash financing and investing activities:
Premium and interest bonuses deferred as sales inducements	125,481	100,954
Conversion of subordinated debentures	280	360
Subordinated debentures issued to subsidiary trusts for common equity securities of the subsidiary trust	—	1,238

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

1.  Organization and Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements of American Equity Investment Life Holding Company (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by GAAP for complete financial statements.  The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements.  Operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  All significant intercompany accounts and transactions have been eliminated.  The preparation of financial statements requires the use of management estimates.  For further information related to a description of areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Reclassifications

Certain amounts in the unaudited consolidated financial statements for the periods ended September 30, 2006 have been reclassified to conform to the financial statement presentation for the periods ended September 30, 2007.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  Under FIN 48, a tax benefit can be recognized in the financial statements if it is more likely than not that the position will be sustained upon examination by taxing authorities who have full knowledge of all relevant information.  A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective and was adopted by the Company on January 1, 2007.  The Company has no unrecognized tax benefits at January 1, 2007 or September 30, 2007.  The Company’s policy is to record the interest and penalties on tax obligations on the income tax expense line in the consolidated statements of income.  There was no impact on the unaudited consolidated financial statements upon the adoption of FIN 48.  As of September 30, 2007, the tax years that remain subject to examination for U.S. federal taxes and applicable state jurisdictions are tax years ended December 31, 2003 through December 31, 2006.

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

3. Retirement and Share-based Compensation Plans

During the first quarter of 2007, the Company established the 2007 Independent Insurance Agent Stock Option Plan (the Plan).  Under this Plan, agents of American Equity Investment Life Insurance Company may receive grants of options to acquire shares of the Company’s common stock based upon their individual sales during 2007.  The Plan authorizes grants of options to agents for up to 2,500,000 shares of the Company’s common stock.  As of September 30, 2007, there are no grants of options under the Plan.

The Company established the American Equity Investment Employee Stock Ownership Plan (“ESOP”) effective July 1, 2007.  The principal purpose of the ESOP is to provide each eligible employee with an equity interest in the Company.  Employees become eligible once they have completed a minimum of six months of service.  The Company’s contribution to the ESOP is determined by the Board of Directors.

In August 2007, the Company issued a loan to the ESOP in the amount of $7.0 million to purchase 650,000 shares of common stock of the Company from David J. Noble, Chairman and Chief Executive Officer of the Company.  The loan is to be repaid over a period of 20 years with annual interest payments due on December 31 of each year.  Principal payments in the amount of $1.7 million are due on December 31, 2012, 2017, and 2022 with the final principal payment due on August 31, 2027.  The loan is eliminated in the consolidated financial statements.  The shares purchased by the ESOP were pledged as collateral for this debt and are reported as unallocated common stock held by ESOP, a contra-equity account in stockholders’ equity.  For each plan year in which a payment or prepayment of principal or interest is made, the Company will release from the pledge the number of shares determined under the principal and interest method.  Dividends on unallocated shares held by the ESOP will be used to repay indebtedness.  As of September 30, 2007, there has been no allocation of shares or contributions to the ESOP by the Company.

4.  Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Numerator:
Net income — numerator for earnings per common share	$7,397	$9,417	$41,913	$56,301
Interest on convertible subordinated debentures (net of income tax benefit)	262	266	790	802
Numerator for earnings per common share — assuming dilution	$7,659	$9,683	$42,703	$57,103

Denominator:
Weighted average common shares outstanding (1)	56,878,490	55,683,681	56,898,868	55,627,532

Effect of dilutive securities:
Convertible subordinated debentures	2,766,034	2,807,363	2,778,011	2,820,929
Stock options	129,069	838,124	404,466	990,672
Deferred compensation agreements	—	984,945	—	1,149,507
Denominator for earnings per common share — assuming dilution	59,773,593	60,314,113	60,081,345	60,588,640

Earnings per common share	$0.13	$0.17	$0.74	$1.01
Earnings per common share — assuming dilution	$0.13	$0.16	$0.71	$0.94

(1) Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.

Potentially dilutive common shares representing 31,500 shares and 25,000 shares of common stock for the three months ended September 30, 2007 and 2006, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis reviews our unaudited consolidated financial position at September 30, 2007, and the unaudited consolidated results of operations for the periods ended September 30, 2007 and 2006, and where appropriate, factors that may affect future financial performance.  This analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Annuity deposits by product type collected during the three months and nine months ended September 30, 2007 and 2006, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2007	2006	2007	2006
	(Dollars in thousands)
Index annuities:
Index strategies	$419,696	$219,533	$1,176,547	$914,552
Fixed strategy	113,810	126,324	392,182	466,946
	533,506	345,857	1,568,729	1,381,498
Fixed rate annuities:
Single-year rate guaranteed	9,746	17,966	37,840	62,029
Multi-year rate guaranteed	539	2,051	4,211	4,733
	10,285	20,017	42,051	66,762
Total before coinsurance ceded	543,791	365,874	1,610,780	1,448,260
Coinsurance ceded	386	490	1,461	2,324
Net after coinsurance ceded	$543,405	$365,384	$1,609,319	$1,445,936

Net annuity deposits after coinsurance ceded increased 49% during the three months ended September 30, 2007 and 11% during the nine months ended September 30, 2007 compared to the same periods in 2006.  We attribute these increases to the reinstatement of our A.M. Best Company financial strength rating to A- (Excellent) from B++ (Very Good) on August 3, 2006, certain product initiatives and agent incentives introduced in 2007 and more rational pricing from certain competitors.  Our A.M. Best Company financial strength rating is a key element of our competitive position in the index and fixed annuity market.  The outlook for our current rating is stable.  We believe the rating upgrade has enhanced our competitive position and improved our prospects for sales increases in future periods.  However, the degree to which this rating upgrade will effect future sales is unknown.

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

Our investment spread is summarized as follows:

	Nine Months Ended September 30,
	2007	2006

Average yield on invested assets	6.09%	6.13%
Cost of money:
Aggregate	3.44%	3.43%
Average net cost of money for index annuities	3.42%	3.28%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.28%	3.25%
Multi-year rate guaranteed	4.18%	4.94%

Investment spread:
Aggregate	2.65%	2.70%
Index annuities	2.67%	2.85%
Fixed rate annuities:
Annually adjustable	2.81%	2.88%
Multi-year rate guaranteed	1.91%	1.19%

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

Results of Operations

Three and Nine Months Ended September 30, 2007 and 2006

Net income decreased 21% to $7.4 million for the third quarter of 2007 and 26% to $41.9 million for the nine months ended September 30, 2007 compared to $9.4 million and $56.3 million for the same periods in 2006.  The comparability of the amounts is impacted by (i) the application of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) to our index annuity business which we estimate decreased net income by $8.3 million for the third quarter of 2007 and $5.6 million for the nine months ended September 30, 2007 compared to decreases of $9.4 million and $4.2 million for the same periods in 2006 and (ii) the application of SFAS 133 to our contingent convertible senior notes which we estimate decreased net income by $0.2 million for the third quarter of 2007 and $0.5 million for the nine months ended September 30, 2007 compared to a decrease of $0.1 million and an increase of $5.3 million for the same periods in 2006.  Excluding these amounts, net income for the third quarter of 2007 and the nine months ended September 30, 2007 would have been $15.8 million and $48.0 million, respectively, compared to $19.0 million and $55.2 million for the same periods in 2006.  These decreases were principally due to higher amortization of deferred policy acquisition costs and deferred sales inducements and increased operating expenses as discussed below.

Annuity and single premium universal life product charges (surrender charges assessed against policy withdrawals and mortality and expense charges assessed against single premium universal life policyholder account balances) increased 17% to $12.6 million for the third quarter of 2007 and 13% to $33.0 million for the nine months ended September 30, 2007 compared to $10.8 million and $29.1 million for the same periods in 2006.  The increases were principally due to increases in policy withdrawals subject to surrender charges due to growth in the volume and aging of the business in force.  Withdrawals from annuity and single premium universal life policies subject to surrender charges were $81.1 million and $76.4 million for the three months ended September 30, 2007 and 2006, respectively, and $225.6 million and $200.9 million for the nine months ended September 30, 2007 and 2006, respectively.  The average surrender charge collected on withdrawals subject to a surrender charge was 15.4% for the third quarter of 2007 and 14.5% for the nine months ended September 30, 2007 compared to 13.9% and 14.3% for the same periods in 2006.

Net investment income increased 6% to $183.7 million in the third quarter of 2007 and 5% to $528.8 million for the nine months ended September 30, 2007 compared to $173.3 million and $504.8 million for the same periods in 2006.  These increases were principally attributable to the growth in our annuity business and corresponding increases in our invested assets, offset by decreases in the average yield earned on investments.  Average invested assets (on an amortized cost basis) increased to $11.6 billion for the nine months ended September 30, 2007 compared to $11.0 billion for the nine months ended September 30, 2006, while the average yield earned on average invested assets was 6.09% for the nine months ended September 30, 2007 compared to 6.13% for the same period in 2006.  The decline in the yield earned on average invested assets is attributable to an overall decline in yield on the mix of assets owned in the respective periods.

Realized gains (losses) on investments fluctuate from period to period due to changes in the interest rate and economic environment and the timing of the sale of investments.  Realized gains and losses on investments include gains and losses on the sale of securities as well as losses recognized when the fair value of a security is written down in recognition of an “other than temporary” impairment.  The components of realized gains (losses) on investments for the three months and nine months ended September 30, 2007 and 2006 are set forth as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$277	$1,046	$689	$4,045
Gross realized losses	—	—	—	(3,053)
Write downs (other than temporary impairments)	—	(1,337)	—	(1,337)
	277	(291)	689	(345)
Equity securities:
Gross realized gains	48	18	232	461
Gross realized losses	—	—	—	(100)
	48	18	232	361
	$325	$(273)	$921	$16

Change in fair value of derivatives (principally call options purchased to fund annual index credits on index annuities) is affected by the performance of the indices upon which our options are based and the aggregate cost of options purchased.  The components of change in fair value of derivatives for the three months and nine months ended September 30, 2007 and 2006 are set forth as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Call options:
Change in unrealized gain (loss)	$(78,403)	$75,350	$(93,352)	$42,528
Gain on option expiration or early termination	68,670	(3,070)	173,499	17,498
Interest rate swaps	(976)	—	(392)	—
	$(10,709)	$72,280	$79,755	$60,026

A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices.  The range of index appreciation for options expiring during the three months and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
S&P 500 Index
Point-to-point strategy	9.0% — 22.7%	1.4% — 9.6%	6.9% — 24.4%	1.4% — 15.0%
Monthly average strategy	8.6% — 12.9%	1.7% — 5.4%	1.2% — 14.1%	1.1% — 9.1%
Monthly point-to-point strategy	4.3% — 18.8%	0.0% — 8.0%	4.3% — 18.8%	0.0% — 10.1%
Lehman Brothers U.S. Aggregate and U.S. Treasury indices	4.2% — 6.3%	0.0% — 2.9%	2.6% — 7.2%	0.0% — 3.8%

Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the index annuity policies (participation rates and caps) which allow us to manage the cost of the options purchased to fund the annual index credits.  The change in fair value of derivatives is also influenced by the aggregate costs of options purchased.  The aggregate cost of options has increased primarily due to an increased amount of index annuities in force.  The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing.  The increases in market volatility experienced in the past two quarters have resulted in increased option costs.  We have partially mitigated these increases through adjustments to participation rates, asset fees and caps, and further adjustments are expected in the fourth quarter of 2007.  See Critical Accounting Policies - Derivative Instruments - Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Interest credited to account balances increased 92% to $165.8 million in the third quarter of 2007 and 65% to $449.9 million for the nine months ended September 30, 2007 compared to $86.6 million and $272.0 million for the same periods in 2006.  The components of interest credited to account balances are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Index credits on index policies	$125,500	$40,056	$331,046	$129,185
Interest credited (including changes in minimum guaranteed interest for index annuities)	40,321	46,516	118,869	142,840
	$165,821	$86,572	$449,915	$272,025

The changes in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options.  Total proceeds received upon expiration or gains recognized upon early termination of the call options purchased to fund the annual index credits were $122.9 million and $324.5 million for the three months and nine months ended September 30, 2007, respectively, compared to $42.0 million and $126.9 million for the same periods in 2006.  The decreases in interest credited were due to reductions in the account balances receiving a fixed rate of interest and decreases in interest crediting rates on several of our products.  A significant factor in the reductions in interest credited on fixed rate annuities is the reduced interest on multi-year rate guarantee annuities.  A significant amount of these annuities were sold in 2001 with an initial rate guaranteed for the first five policy years.  We experienced surrenders of these policies upon expiration of this initial guaranteed interest rate during 2006 and reduced the crediting rates on those policies that remained in force.  The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 12% during the nine months ended September 30, 2007 to $11.7 billion from $10.5 billion during the same period in 2006.

Amortization of deferred sales inducements increased 271% to $3.4 million in the third quarter of 2007 and 32% to $22.0 million for the nine months ended September 30, 2007 compared to $0.9 million and $16.6 million for the same periods in 2006.  In general, amortization of deferred sales inducements has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium and interest bonus annuity products.  Bonus products represented 86% and 75% of our total annuity deposits during the nine months ended September 30, 2007 and 2006, respectively.  The anticipated increase in amortization from these factors has been affected by amortization associated with the application of SFAS 133 to our index annuity business.  The application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts.  The change in fair value of the embedded derivative will not correspond to the change in fair value of the purchased options because the purchased options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceed 10 years.  The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business decreased amortization by $5.8 million in the third quarter of 2007 and $4.1 million for the nine months ended September 30, 2007 compared to decreases of $5.9 million and $2.6 million for the same periods in 2006.  Excluding these amounts, amortization for the third quarter of 2007 would have been $9.2 million and $26.1 million for the nine months ended September 30, 2007 compared to $6.8 million and $19.3 million for the same periods in 2006.  See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Change in fair value of embedded derivatives was a decrease of $34.9 million in the third quarter of 2007 and $41.2 million for the nine months ended September 30, 2007 compared to increases of $113.9 million and $65.4 million for the same periods in 2006.  The components of change in fair value of embedded derivatives are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Index annuities	$(34,935)	$113,925	$(41,161)	$80,596
Contingent convertible senior notes	—	—	—	(15,228)
	$(34,935)	$113,925	$(41,161)	$65,368

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

The conversion option embedded within our contingent convertible senior notes was required to be bifurcated and recorded at fair value in accordance with SFAS 133 beginning December 15, 2005 due to an insufficient number of authorized shares.  See notes 1 and 7 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.  Effective June 8, 2006, this conversion option was no longer required to be bifurcated and recorded at fair value upon shareholder approval of an increase of authorized shares.  The changes in the fair value of the conversion option embedded within these notes for the nine months ended September 30, 2006 coincides with the change in the per share price of our common stock during that period.

Interest expense on notes payable decreased 3% to $4.0 million in the third quarter of 2007 and 32% to $12.2 million for the nine months ended September 30, 2007 compared to $4.2 million and $18.0 million for the same periods in 2006.  These decreases were primarily due to decreases in the amortization of the discount on our contingent convertible senior notes of $0.3 million for the third quarter of 2007 and $0.8 million for the nine months ended September 30, 2007 compared to $0.2 million and $6.2 million for the same periods in 2006.  This discount was created in the fourth quarter of 2005 when the conversion option embedded in our contingent convertible senior notes was bifurcated from the host instrument, and adjusted when the derivative was unbifurcated from the host instrument on June 8, 2006.  See note 7 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Interest expense on subordinated debentures decreased 2% to $5.7 million in the third quarter of 2007 and increased 5% to $16.9 million for the nine months ended September 30, 2007 compared to $5.8 million and $16.1 million for the same periods in 2006.  The increase for the nine months ended September 30, 2007 was primarily due to the issuance of additional subordinated debentures of $41.2 million during 2006.  This increase was also due to an increase in weighted average interest rates on the outstanding subordinated debentures which were 8.38% and 8.28% for the nine months ended September 30, 2007 and 2006, respectively.  The weighted average interest rates have increased because substantially all of the subordinated debentures issued during 2004 - 2006 have a floating rate of interest based upon the three month London Interbank Offered Rate plus an applicable margin.  See Financial Condition - Liabilities in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Interest expense on amounts due under repurchase agreements decreased to $4.8 million in the third quarter of 2007 and to $11.8 million for the nine months ended September 30, 2007 compared to $11.0 million and $25.3 million for the same periods in 2006.  These decreases were principally due to decreases in the borrowings outstanding which averaged $364.0 million for the third quarter of 2007 and $295.7 million for the nine months ended September 30, 2007 compared to $790.6 million and $655.7 million for the same periods in 2006, offset by changes in the weighted average interest rates on amounts borrowed which were 5.18% for the third quarter of 2007 and 5.35% for the nine months ended September 30, 2007 compared to 5.52% and 5.16% for the same periods in 2006.

Amortization of deferred policy acquisition costs increased 33% to $15.2 million in the third quarter of 2007 and 8% to $73.1 million for the nine months ended September 30, 2007 compared to $11.5 million and $67.6 million for the same periods in 2006.  In general, amortization of deferred policy acquisition costs has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products.  The anticipated increase in amortization from these factors has been affected by amortization associated with the application of SFAS 133 to our index annuity business.  As discussed above, the application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts.  The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business decreased amortization by $12.5 million in the third quarter of 2007 and $8.7 million for the nine months ended September 30, 2007 compared to decreases of $15.2 million and $6.3 million for the same periods in 2006.  Excluding these amounts, amortization for the third quarter of 2007 would have been $27.7 million and $81.8 million for the nine months ended September 30, 2007 compared to $26.7 million and $73.9 million for the same periods in 2006.

Other operating costs and expenses increased 22% to $11.6 million in the third quarter of 2007 and 25% to $37.1 million for the nine months ended September 30, 2007 compared to $9.5 million and $29.6 million for the same periods in 2006.  These increases were attributable to increases in legal fees related to the defense of ongoing litigation of $1.2 million in the third quarter of 2007 and $5.1 million for the nine months ended September 30, 2007 and $1.0 million in costs related to the development of an electronic document database that primarily occurred in the first and second quarters of 2007.

Income tax expense decreased 15% to $3.9 million in the third quarter of 2007 and 28% to $22.0 million for the nine months ended September 30, 2007 compared to $4.6 million and $30.5 million for the same periods in 2006. The decrease in income tax expense for the third quarter of 2007 was due to a decrease in pre-tax income.  Income tax expense for the third quarter of 2006 was reduced by $0.4 million due to the reversal of a state income tax contingency liability established in the prior year.  The decrease in income tax expense for the nine months ended September 30, 2007 was due to a decrease in pre-tax income.

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

Investments increased to $12.4 billion at September 30, 2007 compared to $11.4 billion at December 31, 2006 as a result of the growth in our annuity business discussed above.  At September 30, 2007, the fair value of our available for sale fixed maturity and equity securities was $160.5 million less than the amortized cost of those investments, compared to $120.6 million at December 31, 2006.  At September 30, 2007, the amortized cost of our fixed maturity securities held for investment exceeded the fair value by $360.7 million, compared to $256.9 million at December 31, 2006.  The increase in the net unrealized investment losses at September 30, 2007 compared to December 31, 2006 is principally related to an increase in market interest rates and an increase in invested assets.

The composition of our investment portfolio is summarized as follows (dollars in thousands):

	September 30, 2007		December 31, 2006
	Carrying Amount	Percent	Carrying Amount	Percent

Fixed maturity securities:
United States Government full faith and credit	$2,786	—	$2,746	—
United States Government sponsored agencies	8,140,901	65.4%	7,966,485	70.0%
Public utilities	148,080	1.2%	137,461	1.2%
Corporate securities	1,031,534	8.3%	643,850	5.6%
Redeemable preferred stocks	191,847	1.6%	135,933	1.2%
Mortgage and asset-backed securities:
United States Government and agencies	75,085	0.6%	67,883	0.6%
Non-government	586,208	4.7%	350,817	3.1%
Total fixed maturity securities	10,176,441	81.8%	9,305,175	81.7%
Equity securities	89,839	0.7%	45,512	0.4%
Mortgage loans on real estate	1,827,050	14.7%	1,652,757	14.5%
Derivative instruments	350,364	2.8%	381,601	3.4%
Policy loans	421	—	419	—
	$12,444,115	100.0%	$11,385,464	100.0%

At September 30, 2007 and December 31, 2006, the amortized cost and estimated fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value
September 30, 2007	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	2	$939	$(15)	$924
United States Government sponsored agencies	74	2,997,857	(72,262)	2,925,595
Public utilities	21	126,987	(7,282)	119,705
Corporate securities	109	791,405	(39,738)	751,667
Redeemable preferred stocks	24	105,293	(9,402)	95,891
Mortgage and asset-backed securities:
United States Government and agencies	7	47,654	(1,324)	46,330
Non-government	34	470,036	(29,662)	440,374
	271	$4,540,171	$(159,685)	$4,380,486

Held for investment:
United States Government sponsored agencies	88	$5,215,308	$(360,688)	$4,854,620
	88	$5,215,308	$(360,688)	$4,854,620

Equity securities, available for sale:
Non-redeemable preferred stocks	17	$66,514	$(6,792)	$59,722
Common stocks	7	13,827	(2,108)	11,719
	24	$80,341	$(8,900)	$71,441

	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value
December 31, 2006	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	2	$939	$(38)	$901
United States Government sponsored agencies	73	2,997,612	(83,986)	2,913,626
Public utilities	15	84,300	(3,486)	80,814
Corporate securities	69	465,770	(17,354)	448,416
Redeemable preferred stocks	10	48,534	(1,623)	46,911
Mortgage and asset-backed securities:
United States Government and agencies	8	64,968	(1,317)	63,651
Non-government	23	361,324	(17,191)	344,133
	200	$4,023,447	$(124,995)	$3,898,452

Held for investment:
United States Government sponsored agencies	88	$5,025,501	$(256,912)	$4,768,589
	88	$5,025,501	$(256,912)	$4,768,589

Equity securities, available for sale:
Non-redeemable preferred stocks	4	$21,316	$(407)	$20,909
Common stocks	2	3,210	(219)	2,991
	6	$24,526	$(626)	$23,900

The unrealized losses at September 30, 2007 and December 31, 2006 are primarily from our investments in United States Government agencies and United States Government agency mortgage-backed securities.  These securities are relatively long in duration, making the value of such securities very sensitive to changes in market interest rates.  The increase in unrealized losses at September 30, 2007 compared to December 31, 2006 is due to an increase in swap spreads on United States Government agency securities and an increase in credit spreads on corporate securities.  Because we have the ability and intent to hold these investments until a recovery of amortized cost, which may be maturity, we do not consider these investments to be other than temporarily impaired at September 30, 2007.

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2007 and December 31, 2006, by contractual maturity, that were in an unrealized loss position are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of our mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.  At September 30, 2007, we had no exposure to subprime mortgage-backed securities and limited exposure to "Alt-A" mortgage-backed securities.  Our "Alt-A" mortgage-backed securities are comprised of 16 securities with a total fair value of  $155.1 million with agency ratings of Aaa, of which 51% is in Aaa super senior tranches and the remainder is in Aaa tranches.

	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
September 30, 2007
Due after one year through five years	$68,031	$66,784	$—	$—
Due after five years through ten years	605,860	578,762	—	—
Due after ten years through twenty years	2,001,673	1,956,474	349,046	343,500
Due after twenty years	1,346,917	1,291,762	4,866,262	4,511,120
	4,022,481	3,893,782	5,215,308	4,854,620
Mortgage-backed and asset-backed securities	517,690	486,704	—	—
	$4,540,171	$4,380,486	$5,215,308	$4,854,620

December 31, 2006
Due after one year through five years	$56,075	$55,348	$—	$—
Due after five years through ten years	371,683	355,800	—	—
Due after ten years through twenty years	2,048,092	1,996,703	348,413	342,104
Due after twenty years	1,121,305	1,082,817	4,677,088	4,426,485
	3,597,155	3,490,668	5,025,501	4,768,589
Mortgage-backed and asset-backed securities	426,292	407,784	—	—
	$4,023,447	$3,898,452	$5,025,501	$4,768,589

The table below presents our fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations (dollars in thousands).

		September 30, 2007		December 31, 2006
NAIC Designation	Rating Agency Equivalent	Carrying Amount	Percent	Carrying Amount	Percent

1	Aaa/Aa/A	$9,193,502	90.3%	$8,643,440	92.9%
2	Baa	869,027	8.6%	556,218	6.0%
3	Ba	89,629	0.9%	88,896	0.9%
4	B	24,283	0.2%	12,022	0.1%
5	Caa and lower	—	—	—	—
6	In or near default	—	—	4,599	0.1%
		$10,176,441	100.0%	$9,305,175	100.0%

At September 30, 2007 and December 31, 2006, the fair value of investments we owned that were non-investment grade was $113.9 million and $105.5 million, respectively.  Non-investment grade securities represented 1.2% at September 30, 2007 and December 31, 2006, of the fair value of our fixed maturity securities.  The unrealized losses on investments we owned that were non-investment grade at September 30, 2007 and December 31, 2006, were $10.6 million and $5.0 million, respectively.  The unrealized losses on such securities at September 30, 2007 and December 31, 2006 represented 2.0% and 1.3%, respectively, of gross unrealized losses on fixed maturity securities.

At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to book value and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment.  We include these securities on a list which is referred to as our watch list.  We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we have the ability and intent to hold these securities to maturity or until a market recovery is realized.  At September 30, 2007, the amortized cost and estimated fair value of securities on the watch list are as follows (dollars in thousands):

General Description	Amortized Cost	Unrealized Losses	Estimated Fair Value	Months Below Amortized Cost
Corporate Bond — U.S. Media Company	$9,690	$(2,372)	$7,318	18
Corporate Bond — Reinsurance Company	14,027	(3,457)	10,570	24
Mortgage-Backed Security — FHA/VA loans	2,813	(708)	2,105	24
Common & Preferred Stock — Commercial Real Estate Finance Companies	10,685	(2,740)	7,945	3 - 7
	$37,215	$(9,277)	$27,938

Our analysis of these securities and their credit performance at September 30, 2007 is as follows:

This U.S. media company has completed the first stage of a two-stage plan to go private.  Standard & Poor’s lowered this company’s rating in August due to its highly leveraged capital structure and weakened credit measures.  We have determined that an other than temporary impairment was not necessary as this company has a good market position, strong portfolio of assets and good cash flow generation capability.

This reinsurance company announced a majority sale of the company in March 2007 and received a significant capital infusion.  In August 2007, this company announced that subprime asset-backed securities represented 28% of its total investment portfolio.  We have determined that an other than temporary impairment was not necessary as the company’s capitalization and liquidity have significantly improved due to the capital infusion and the exposure to subprime asset-backed securities have limited loss exposure as they are mainly higher rated tranches.

The mortgage-backed security consists of a pool of loans originated through the Federal Housing Authority (“FHA”) and Department of Veteran Affairs (“VA”).  The FHA insurance and VA guarantee cover a significant percent of any losses incurred as a result of borrower defaults which enhances the credit levels for this pool of loans comparable to prime-quality residential mortgage-backed securities.  We have determined that an other than temporary impairment was not necessary as current credit support by the FHA and VA is adequate to sustain projected losses.

The decline in market value of the commercial real estate securities is related to concerns over their access to capital to enable them to execute their business plans.  We have determined that other than temporary impairments were not necessary as recent market actions by the Federal Reserve signal an improving credit environment that will support their business plans.

The securities on the watch list are current with respect to payments of principal and interest.  We concluded that we have the intent and ability to hold these securities for a period of time sufficient to allow for a recovery in fair value and that there were no other than temporary impairments on these securities at September 30, 2007.

There were no other than temporary impairments during the nine months ended September 30, 2007.  We recognized other than temporary impairment losses of $1.3 million during the three months and nine months ended September 30, 2006 for the write down of two securities in the automotive industry due to deterioration in the issuer’s operations and several downgrades of the issuer’s credit rating.  These securities were subsequently sold in the fourth quarter of 2006 at approximately their cost basis.  During the nine months ended September 30, 2006, we sold two asset-backed securities backed by leases on airplanes concurrent with our decision to write down these securities due to continuing problems in the airline industry and deterioration of the underlying collateral which resulted in decreases in the amount of expected principal and interest payments.  The write down/realized loss on these securities was $2.5 million for the nine months ended September 30, 2006.  We had previously written down these securities by $10.5 million during 2001 - 2005 due to deterioration in the underlying collateral.

At September 30, 2007 and December 31, 2006, we held $1.8 billion and $1.7 billion, respectively, of mortgage loans with commitments outstanding of $52.4 million at September 30, 2007.  The portfolio consists of commercial mortgage loans  diversified as to property type, location, and loan size.  The loans are collateralized by the related properties.  Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type.  As of September 30, 2007, there were no delinquencies or defaults in our mortgage loan portfolio.  There was no valuation allowance at September 30, 2007 and December 31, 2006.  The commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows (dollars in thousands):

	September 30, 2007		December 31, 2006
	Carrying Amount	Percent	Carrying Amount	Percent

Geographic distribution
East	$422,894	23.1%	$364,977	22.1%
Middle Atlantic	127,714	7.0%	115,930	7.0%
Mountain	301,532	16.5%	267,808	16.2%
New England	44,706	2.5%	43,228	2.6%
Pacific	128,843	7.1%	132,085	8.0%
South Atlantic	304,007	16.6%	299,373	18.1%
West North Central	340,018	18.6%	290,592	17.6%
West South Central	157,336	8.6%	138,764	8.4%
	$1,827,050	100.0%	$1,652,757	100.0%

Property type distribution
Office	$554,237	30.4%	$508,093	30.7%
Medical Office	97,178	5.3%	78,147	4.7%
Retail	415,179	22.7%	389,534	23.6%
Industrial/Warehouse	421,776	23.1%	381,248	23.1%
Hotel	106,278	5.8%	71,510	4.3%
Apartment	89,843	4.9%	91,190	5.5%
Mixed use/other	142,559	7.8%	133,035	8.1%
	$1,827,050	100.0%	$1,652,757	100.0%

Liquidity

The statutory capital and surplus of our life insurance subsidiaries at September 30, 2007 was $1.0 billion.  American Equity Investment Life Insurance Company (“American Equity Life”) made surplus note interest payments to us of $3.1 million during the nine months ended September 30, 2007.  For the remainder of 2007, up to approximately $99.2 million can be distributed by American Equity Life as dividends without prior regulatory approval.  Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities.  American Equity Life had approximately $182.0 million of statutory earned surplus at September 30, 2007.

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

Interest rate risk is our primary market risk exposure.  Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures.  Our floating rate trust preferred securities issued by Trust III, IV, VII, VIII, IX, X, XI (beginning on December 31, 2010) and XII bear interest at the three month LIBOR plus 3.50% - 4.00%.  Our outstanding balance of floating rate trust preferred securities was $144.5 million at September 30, 2007, of which $80 million had been swapped to fixed rates (see note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006).  The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities.  We have the ability to adjust crediting rates (participation rates, annual income caps or asset fees for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values).  In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned.  However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

If interest rates were to increase 10% (48 basis points) from levels at September 30, 2007, we estimate that the fair value of our fixed maturity securities would decrease by approximately $436.7 million.  The impact on stockholders’ equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be an increase of $67.2 million in the accumulated other comprehensive loss and a decrease to stockholders’ equity.  The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change.  Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.  Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.  However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means.  See Financial Condition - Liquidity for Insurance Operations included in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2006.

At September 30, 2007, 81% of our fixed income securities have call features and 16% were subject to call redemption.  Another 40% will become subject to call redemption through December 31, 2007.  During the nine months ended September 30, 2007, we received $40.5 million in net redemption proceeds related to the exercise of such call options.  There were no bonds called during the nine months ended September 30, 2006.  We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds.  Such reinvestment risk typically occurs in a declining rate environment.  Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on our annuity liabilities, we have the ability to reduce crediting rates (participation rates, annual income caps or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level.  At September 30, 2007, approximately 97% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies

With respect to our index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities.  These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies.  Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products.  For the nine months ended September 30, 2007 and 2006, the annual index credits to policyholders on their anniversaries were $331.0 million and $129.2 million, respectively.  Proceeds received at expiration or gains recognized upon early termination of the options purchased to fund index credits were $324.5 million and $126.9 million, respectively.  The difference between proceeds received at expiration or gains recognized upon early termination of the options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us.

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

There have been no other significant changes in our internal control over financial reporting or in other factors could significantly affect internal control over financial reporting subsequent to the date of such evaluation.

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds

The following table sets forth issuer purchases of equity securities for the quarter ended September 30, 2007.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 through July 31, 2007	—	—	—	282,207
August 1, 2007 through August 31, 2007	650,000	$10.77	650,000	282,207
September 1, 2007 through September 30, 2007	—	—	—	282,207
Total	650,000	$10.77	650,000

(1) Activity in this table represents the following items:

We have a Rabbi Trust, the NMO Deferred Compensation Trust, which purchases our common shares to fund the amount of shares earned by our agents under the NMO Deferred Compensation Plan.

Purchases of our common shares by the American Equity Investment Employee Stock Ownership Plan.

Item 6. Exhibits

10.26	American Equity Investment Life Holding Company Independent Insurance Agent Stock Option Plan

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2007

AMERICAN EQUITYINVESTMENT LIFE HOLDING COMPANY

By:	/s/ D.J. Noble
D.J. Noble, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Wendy L. Carlson
Wendy L. Carlson, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Ted M. Johnson
Ted M. Johnson, Vice President - Controller
(Principal Accounting Officer)