Form 10-Q/A
period 2007-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2008-03-13
CIK 1039828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

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

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 as filed with the Securities and Exchange Commission on August 3, 2007 to restate our consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and the related disclosures.  We identified an error in the calculation of the policy benefit reserves for our index annuities in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.  See Note 2, “Restatement of Unaudited Consolidated Financial Statements” of the notes to the unaudited consolidated financial statements for a discussion of the effect of the restatements.  We have also restated our unaudited consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and the related disclosures for this error.  This Form 10-Q/A does not reflect events that occurred after the August 3, 2007 filing date of the Quarterly Report on Form 10-Q that was originally filed or modify or update the disclosures presented in the original Form 10-Q, except to reflect the matters described above.  Other events occurring after the filing of the original Form 10-Q or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30, 2007 (Unaudited)	December 31, 2006
	As restated
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2007 - $4,833,524; 2006 - $4,297,182)	$4,623,126	$4,177,029
Held for investment, at amortized cost (fair value: 2007 - $4,798,026; 2006 - $4,871,237)	5,226,441	5,128,146
Equity securities, available for sale, at fair value (cost: 2007 - $81,763; 2006 - $46,000)	78,949	45,512
Mortgage loans on real estate	1,771,625	1,652,757
Derivative instruments	412,289	381,601
Policy loans	428	419
Total investments	12,112,858	11,385,464

Cash and cash equivalents	22,243	29,949
Coinsurance deposits - related party	1,772,761	1,841,720
Accrued investment income	73,384	68,323
Deferred policy acquisition costs	1,189,152	1,088,890
Deferred sales inducements	509,190	427,554
Deferred income taxes	85,719	73,831
Income taxes recoverable	3,040	4,526
Other assets	42,925	69,866
Total assets	$15,811,272	$14,990,123

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

	June 30, 2007 (Unaudited)	December 31, 2006
	As restated
Liabilities and Stockholders’ Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$102,489	$93,632
Annuity and single premium universal life products	13,913,759	13,114,299
Other policy funds and contract claims	122,353	128,579
Other amounts due to related parties	45,077	45,504
Notes payable	264,848	266,383
Subordinated debentures	268,298	268,489
Amounts due under repurchase agreements	396,570	385,973
Other liabilities	100,160	92,198
Total liabilities	15,213,554	14,395,057

Stockholders’ equity:
Common stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding: 2007 - 53,862,051 shares (excluding 3,014,466 treasury shares); 2006 - 53,500,926 shares (excluding 2,664,448 treasury shares)	53,862	53,501
Additional paid-in capital	388,917	389,644
Accumulated other comprehensive loss	(66,282)	(38,769)
Retained earnings	221,221	190,690
Total stockholders’ equity	597,718	595,066
Total liabilities and stockholders’ equity	$15,811,272	$14,990,123

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	Restated		Restated
Revenues:
Traditional life and accident and health insurance premiums	$3,190	$3,211	$6,247	$6,735
Annuity and single premium universal life product charges	11,453	10,740	20,447	18,340
Net investment income	175,719	169,182	345,077	331,567
Realized gains on investments	17	331	596	289
Change in fair value of derivatives	98,986	(61,582)	90,464	(12,254)
Total revenues	289,365	121,882	462,831	344,677

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	2,097	2,269	4,030	4,667
Interest credited to account balances	168,141	101,845	284,094	185,453
Amortization of deferred sales inducements	11,602	6,737	15,963	15,675
Change in fair value of embedded derivatives	14,984	(111,321)	8,353	(48,557)
Interest expense on notes payable	4,057	6,528	8,139	13,814
Interest expense on subordinated debentures	5,614	5,402	11,203	10,320
Interest expense on amounts due under repurchase agreements	3,060	8,532	7,078	14,331
Amortization of deferred policy acquisition costs	34,366	25,363	51,935	56,118
Other operating costs and expenses	14,083	9,931	25,494	20,111
Total benefits and expenses	258,004	55,286	416,289	271,932
Income before income taxes	31,361	66,596	46,542	72,745
Income tax expense	10,757	23,685	16,011	25,861
Net income	$20,604	$42,911	$30,531	$46,884

Earnings per common share	$0.36	$0.77	$0.54	$0.84
Earnings per common share - assuming dilution	$0.35	$0.71	$0.52	$0.78

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at December 31, 2005	$53,936	$380,698	$(27,306)	$112,030	$519,358
Comprehensive loss:
Net income for period	—	—	—	46,884	46,884
Change in net unrealized investment gains/losses	—	—	(67,241)	—	(67,241)
Total comprehensive loss					(20,357)
Share-based compensation	—	68	—	—	68
Issuance of 89,550 shares of common stock under compensation plans, including excess income tax benefits	90	682	—	—	772
Conversion of $360 of subordinated debentures	44	316	—	—	360
Balance at June 30, 2006	$54,070	$381,764	$(94,547)	$158,914	$500,201

Balance at December 31, 2006	$53,501	$389,644	$(38,769)	$190,690	$595,066
Comprehensive income:
Net income for period, restated	—	—	—	30,531	30,531
Change in net unrealized investment gains/losses	—	—	(27,513)	—	(27,513)
Total comprehensive income, restated					3,018
Acquisition of 350,000 shares of common stock	(350)	(3,886)	—	—	(4,236)
Share-based compensation	—	3,178	—	—	3,178
Issuance of 57,500 shares of common stock under compensation plans, including excess income tax benefits	57	385	—	—	442
Net issuance of 622,779 shares of common stock under stock option and warrant agreement	623	(623)	—	—	—
Conversion of $250 of subordinated debentures	31	219	—	—	250
Balance at June 30, 2007, as restated	$53,862	$388,917	$(66,282)	$221,221	$597,718

Total comprehensive loss for the second quarter of 2007 was $6.8 million and was comprised of net income of $20.6 million and an increase in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $27.4 million.

Total comprehensive income for the second quarter of 2006 was $10.6 million and was comprised of net income of $42.9 million and an increase in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $32.3 million.

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	Restated
Operating activities
Net income	$30,531	$46,884
Adjustments to reconcile net income to net cash used in operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	284,094	185,453
Amortization of deferred sales inducements	15,963	15,675
Annuity and single premium universal life product charges	(20,447)	(18,340)
Change in fair value of embedded derivatives	8,353	(48,557)
Increase in traditional life and accident and health insurance reserves	4,904	5,982
Policy acquisition costs deferred	(117,939)	(120,898)
Amortization of discount on contingent convertible notes	526	5,970
Amortization of deferred policy acquisition costs	51,935	56,118
Provision for depreciation and other amortization	501	1,075
Amortization of discount and premiums on investments	(127,812)	(119,536)
Realized gains on investments	(596)	(289)
Change in fair value of derivatives	(90,464)	12,254
Deferred income taxes	2,927	31,208
Share-based compensation	3,178	68
Changes in other operating assets and liabilities:
Accrued investment income	(5,061)	(9,458)
Income taxes recoverable	1,486	(22,490)
Other assets	745	(1,653)
Other policy funds and contract claims	(6,226)	2,234
Other amounts due to related parties	(10,629)	(1,483)
Other liabilities	(43,810)	(37,890)
Net cash used in operating activities	(17,841)	(17,673)

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	71,739	106,129
Fixed maturity securities - held for investment	28,147	—
Equity securities, available for sale	15,968	17,878
Mortgage loans on real estate	87,967	48,920
Derivative instruments	224,636	98,900
Acquisition of investments:
Fixed maturity securities - available for sale	(551,709)	(500,427)
Fixed maturity securities - held for investment	—	(176,169)
Equity securities, available for sale	(51,604)	(5,980)
Mortgage loans on real estate	(206,835)	(300,484)
Derivative instruments	(154,276)	(110,077)
Policy loans	(9)	(29)
Purchases of property, furniture and equipment	(568)	(81)
Net cash used in investing activities	(536,544)	(821,420)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	Restated
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

2.  Restatement of Unaudited Consolidated Financial Statements

The previously issued unaudited financial statements for the quarter ended June 30, 2007 have been restated.  The restatement reflects the correction of an error in the calculation of policy benefit reserves for index annuities in accordance with SFAS 133 that occurred during the quarter ended June 30, 2007.  The impact of this error was an understatement of annuity reserves by $14.6 million at June 30, 2007 which is reflected in the change in fair value of embedded derivatives.  For annuity products, deferred sales inducements and deferred policy acquisition costs are amortized  in proportion to expected gross profits.  This increase in reserves decreased gross profits and therefore the amortization of deferred sales inducements and deferred policy acquisition costs was adjusted.  The impact to net income was a decrease of $4.0 million for the three and six month periods ended June 30, 2007.  The impact of the restatement on the financial statements is as follows:

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
	(Dollars in thousands, except per share data)
Revenues:
Traditional life and accident and health insurance premiums	$3,190	$—	$3,190	$6,247	$—	$6,247
Annuity and single premium universal life product charges	11,453	—	11,453	20,447	—	20,447
Net investment income	175,719	—	175,719	345,077	—	345,077
Realized gains on investments	17	—	17	596	—	596
Change in fair value of derivatives	98,986	—	98,986	90,464	—	90,464
Total revenues	289,365	—	289,365	462,831	—	462,831

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	2,097	—	2,097	4,030	—	4,030
Interest credited to account balances	168,141	—	168,141	284,094	—	284,094
Amortization of deferred sales inducements	14,184	2,582	11,602	18,545	2,582	15,963
Change in fair value of embedded derivatives	405	(14,579)	14,984	(6,226)	(14,579)	8,353
Interest expense on notes payable	4,057	—	4,057	8,139	—	8,139
Interest expense on subordinated debentures	5,614	—	5,614	11,203	—	11,203
Interest expense on amounts due under repurchase agreements	3,060	—	3,060	7,078	—	7,078
Amortization of deferred policy acquisition costs	40,289	5,923	34,366	57,858	5,923	51,935
Other operating costs and expenses	14,083	—	14,083	25,494	—	25,494
Total benefits and expenses	251,930	(6,074)	258,004	410,215	(6,074)	416,289
Income before income taxes	37,435	(6,074)	31,361	52,616	(6,074)	46,542
Income tax expense	12,846	(2,089)	10,757	18,100	(2,089)	16,011
Net income	$24,589	$(3,985)	$20,604	$34,516	$(3,985)	$30,531

Earnings per common share	$0.43	$(0.07)	$0.36	$0.61	$(0.07)	$0.54
Earnings per common share - assuming dilution	$0.41	$(0.06)	$0.35	$0.58	$(0.06)	$0.52

	As of June 30, 2007
	As previously reported	Adjustments	As restated
	(Dollars in thousands)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2007 - $4,833,524; 2006 - $4,297,182)	$4,623,126	$—	$4,623,126
Held for investment, at amortized cost (fair value: 2007 - $4,798,026; 2006 - $4,871,237)	5,226,441	—	5,226,441
Equity securities, available for sale, at fair value (cost: 2007 - $81,763; 2006 - $46,000)	78,949	—	78,949
Mortgage loans on real estate	1,771,625	—	1,771,625
Derivative instruments	412,289	—	412,289
Policy loans	428	—	428
Total investments	12,112,858	—	12,112,858

Cash and cash equivalents	22,243	—	22,243
Coinsurance deposits - related party	1,772,761	—	1,772,761
Accrued investment income	73,384	—	73,384
Deferred policy acquisition costs	1,183,229	5,923	1,189,152
Deferred sales inducements	506,608	2,582	509,190
Deferred income taxes	83,630	2,089	85,719
Income taxes recoverable	3,040	—	3,040
Other assets	42,925	—	42,925
Total assets	$15,800,678	$10,594	$15,811,272

Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$102,489	$—	$102,489
Annuity and single premium universal life products	13,899,180	14,579	13,913,759
Other policy funds and contract claims	122,353	—	122,353
Other amounts due to related parties	45,077	—	45,077
Notes payable	264,848	—	264,848
Subordinated debentures	268,298	—	268,298
Amounts due under repurchase agreements	396,570	—	396,570
Other liabilities	100,160	—	100,160
Total liabilities	15,198,975	14,579	15,213,554

Stockholders’ equity:
Common stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding: 2007 - 53,862,051 shares (excluding 3,014,466 treasury shares); 2006 - 53,500,926 shares (excluding 2,664,448 treasury shares)	53,862	—	53,862
Additional paid-in capital	388,917	—	388,917
Accumulated other comprehensive loss	(66,282)	—	(66,282)
Retained earnings	225,206	(3,985)	221,221
Total stockholders’ equity	601,703	(3,985)	597,718
Total liabilities and stockholders’ equity	$15,800,678	$10,594	$15,811,272

	Six Months Ended June 30, 2007
	As previously reported	Adjustments	As restated
	(Dollars in thousands)
Operating activities
Net income	$34,516	$(3,985)	$30,531
Adjustments to reconcile net income to net cash used in operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	284,094	—	284,094
Amortization of deferred sales inducements	18,545	(2,582)	15,963
Annuity and single premium universal life product charges	(20,447)	—	(20,447)
Change in fair value of embedded derivatives	(6,226)	14,579	8,353
Increase in traditional life and accident and health insurance reserves	4,904	—	4,904
Policy acquisition costs deferred	(117,939)	—	(117,939)
Amortization of discount on contingent convertible notes	526	—	526
Amortization of deferred policy acquisition costs	57,858	(5,923)	51,935
Provision for depreciation and other amortization	501	—	501
Amortization of discount and premiums on investments	(127,812)	—	(127,812)
Realized gains on investments	(596)	—	(596)
Change in fair value of derivatives	(90,464)	—	(90,464)
Deferred income taxes	5,016	(2,089)	2,927
Share-based compensation	3,178	—	3,178
Changes in other operating assets and liabilities:
Accrued investment income	(5,061)	—	(5,061)
Income taxes recoverable	1,486	—	1,486
Other assets	745	—	745
Other policy funds and contract claims	(6,226)	—	(6,226)
Other amounts due to related parties	(10,629)	—	(10,629)
Other liabilities	(43,810)	—	(43,810)
Net cash used in operating activities	(17,841)	—	(17,841)

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	71,739	—	71,739
Fixed maturity securities - held for investment	28,147	—	28,147
Equity securities, available for sale	15,968	—	15,968
Mortgage loans on real estate	87,967	—	87,967
Derivative instruments	224,636	—	224,636
Acquisition of investments:
Fixed maturity securities - available for sale	(551,709)	—	(551,709)
Equity securities, available for sale	(51,604)	—	(51,604)
Mortgage loans on real estate	(206,835)	—	(206,835)
Derivative instruments	(154,276)	—	(154,276)
Policy loans	(9)	—	(9)
Purchases of property, furniture and equipment	(568)	—	(568)
Net cash used in investing activities	(536,544)	—	(536,544)

	Six Months Ended June 30, 2007
	As previously reported	Adjustments	As restated
	(Dollars in thousands)
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$1,066,989	$—	$1,066,989
Coinsurance deposits - related party	92,734	—	92,734
Return of annuity and single premium universal life policyholder account balances	(640,946)	—	(640,946)
Repayments of notes payable	(2,061)	—	(2,061)
Increase in amounts due under repurchase agreements	10,597	—	10,597
Acquisition of common stock	(4,236)	—	(4,236)
Excess tax benefits realized from exercise of stock options	148	—	148
Proceeds from issuance of common stock	294	—	294
Checks in excess of cash balance	23,160	—	23,160
Net cash provided by financing activities	546,679	—	546,679
Decrease in cash and cash equivalents	(7,706)	—	(7,706)

Cash and cash equivalents at beginning of period	29,949	—	29,949
Cash and cash equivalents at end of period	$22,243	$—	$22,243

3.  Contingencies

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

5.  Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)

Numerator:
Net income - numerator for earnings per common share, restated	$20,604	$42,911	$30,531	$46,884
Interest on convertible subordinated debentures (net of income tax benefit)	262	266	528	536
Numerator for earnings per common share - assuming dilution, restated	$20,866	$43,177	$31,059	$47,420

Denominator:
Weighted average common shares outstanding (1)	57,122,194	55,643,507	56,909,226	55,598,992

Effect of dilutive securities:
Convertible subordinated debentures	2,769,093	2,808,381	2,784,099	2,827,825
Stock options	417,725	1,018,371	648,175	1,066,945
Deferred compensation agreements	—	1,184,647	—	1,233,152
Denominator for earnings per common share - assuming dilution	60,309,012	60,654,906	60,341,500	60,726,914

Earnings per common share, as reported	$0.43	$0.77	$0.61	$0.84
Earnings per common share, restated	$0.36	$—	$0.54	$—
Earnings per common share - assuming dilution, as reported	$0.41	$0.71	$0.58	$0.78
Earnings per common share - assuming dilution, restated	$0.35	$—	$0.52	$—

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

Results of Operations

Three and Six Months Ended June 30, 2007 and 2006

Net income decreased 52% to $20.6 million for the second quarter of 2007, and 35% to $30.5 million for the six months ended June 30, 2007 compared to $42.9 million and $46.9 million for the same periods in 2006.  The comparability of the amounts is impacted by (i) the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) to our index annuity business which we estimate increased net income by $3.9 million for the second quarter of 2007 and decreased net income by $1.3 million for the six months ended June 30, 2007 compared to increases of $0.5 million and $5.2 million for the same periods in 2006 and (ii) the application of SFAS 133 to our contingent convertible senior notes which we estimate decreased net income by $0.1 million for the second quarter of 2007 and $0.3 million for the six months ended June 30, 2007 compared to increases of  $22.2 million and $5.4 million for the same periods in 2006.  Excluding these amounts, net income for the second quarter of 2007 and the six months ended June 30, 2007 would have been $16.9 million and $31.7 million, respectively, compared to $20.1 million and $36.1 million for the same periods in 2006.  These decreases were principally due to higher amortization of deferred policy acquisition costs and deferred sales inducements and increased operating expenses as discussed below.

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

A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices.  The range of index appreciation for options expiring during the three months and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
S&P 500 Index
Point-to-point strategy	10.1% — 24.4%	2.7% — 15.0%	6.9% — 24.4%	2.7% — 15.0%
Monthly average strategy	3.4% — 14.1%	3.4% — 9.1%	1.2% — 14.1%	0.0% — 9.1%
Monthly point-to-point strategy	5.6% — 17.4%	0.0% — 10.1%	4.4% — 17.4%	0.0% — 10.1%
Lehman Brothers U.S. Aggregate and U.S. Treasury indices	4.9% — 7.2%	0.7% — 3.3%	2.6% — 7.2%	0.7% — 3.8%

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

Amortization of deferred sales inducements increased 72% to $11.6 million in the second quarter of 2007 and 2% to $16.0 million for the six months ended June 30, 2007 compared to $6.7 million and $15.7 million for the same periods in 2006.  In general, amortization of deferred sales inducements has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium and interest bonus annuity products.  Bonus products represented 85% and 74% of our total annuity deposits during the six months ended June 30, 2007 and 2006, respectively.  The anticipated increase in amortization from these factors has been affected by amortization associated with the application of SFAS 133 to our index annuity business.  The application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts.  The change in fair value of the embedded derivatives will not correspond to the change in fair value of the purchased options because the purchased options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceed 10 years.  The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business increased amortization by $2.5 million in the second quarter of 2007 and decreased amortization by $0.9 million for the six months ended June 30, 2007 compared to $0.2 million and $3.3 million for the same periods in 2006.  Excluding these amounts, amortization for the second quarter of 2007 would have been $9.1 million and $16.9 million for the six months ended June 30, 2007 compared to $6.6 million and $12.4 million for the same periods in 2006.  See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Change in fair value of embedded derivatives was an increase of $15.0 million in the second quarter of 2007 and $8.4 million for the six months ended June 30, 2007 compared to decreases of $111.3 million and $48.6 million for the same periods in 2006.  The components of change in fair value of embedded derivatives are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Index annuities	$14,984	$(70,819)	$8,353	$(33,329)
Contingent convertible senior notes	—	(40,502)	—	(15,228)
	$14,984	$(111,321)	$8,353	$(48,557)

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

Amortization of deferred policy acquisition costs increased 35% to $34.4 million in the second quarter of 2007, and decreased 7% to $51.9 million for the six months ended June 30, 2007 compared to $25.4 million and $56.1 million for the same periods in 2006.  In general, amortization of deferred policy acquisition costs has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products.  The anticipated increase in amortization from these factors has been affected by amortization associated with the application of SFAS 133 to our index annuity business.  As discussed above, the application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts.  The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business increased amortization by $6.0 million in the second quarter of 2007 and decreased amortization by $2.1 million for the six months ended June 30, 2007 compared to $0.9 million and $8.8 million for the same periods in 2006.  Excluding these amounts, amortization for the second quarter of 2007 would have been $28.4 million and $54.1 million for the six months ended June 30, 2007 compared to $24.5 million and $47.3 million for the same periods in 2006.

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
	(Dollars in thousands)
June 30, 2007
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
June 30, 2007
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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q/A.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that due to the identification of a material weakness in internal control over financial reporting as described below, the design and operation of our disclosure controls and procedures were not effective as of June 30, 2007 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

Subsequent to filing of our original Form 10-Q, we determined that a material weakness in internal control over financial reporting existed at June 30, 2007 related to our accounting for policy benefit reserves for index annuities.  Specifically, the Company’s controls to ensure the completeness and accuracy of data to calculate policy benefit reserves for index annuities in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, failed to operate effectively, and the Company did not have effective monitoring activities in place to identify deficiencies in the operation of these controls on a timely basis.  This material weakness led to material errors in the Company’s policy benefit reserves as of June 30, 2007 and September 30, 2007 and represents a reasonable possibility that a material misstatement to the annual or interim financial statements could occur and not be prevented or detected on a timely basis.  Our management and audit committee of the board of directors concluded that the unaudited financial statements as of and for the three and six months ended June 30, 2007 and as of and for the three and nine months ended September 30, 2007 should be restated to correct this error and that a material weakness in internal control over financial reporting existed as of June 30, 2007 and September 30, 2007, as amended.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Date: March 13, 2008	AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

	By:	/s/ David J. Noble
David J. Noble, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wendy L. Carlson
Wendy L. Carlson, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Vice President - Accounting
(Principal Accounting Officer)