Form 10-Q/A
period 2007-09-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2008-03-13
CIK 1039828

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

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 as filed with the Securities and Exchange Commission on November 2, 2007 to restate our consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and the related disclosures.  We identified an error in the calculation of the policy benefit reserves for our index annuities in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.  See Note 2, “Restatement of Unaudited Consolidated Financial Statements” of the notes to the unaudited consolidated financial statements for a discussion of the effect of the restatements.  We have also restated our unaudited consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and the related disclosures for this error.  This Form 10-Q/A does not reflect events that occurred after the November 2, 2007 filing date of the Quarterly Report on Form 10-Q that was originally filed or modify or update the disclosures presented in the original Form 10-Q, except to reflect the matters described above.  Other events occurring after the filing of the original Form 10-Q or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,
	2007	December 31,
	(Unaudited)	2006
	As Restated

Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2007 -$5,037,465; 2006 - $4,297,182)	$4,885,762	$4,177,029
Held for investment, at amortized cost (fair value: 2007 -$4,929,991; 2006 - $4,871,237)	5,290,679	5,128,146
Equity securities, available for sale, at fair value (cost: 2007 -$98,618; 2006 - $46,000)	89,839	45,512
Mortgage loans on real estate	1,827,050	1,652,757
Derivative instruments	350,364	381,601
Policy loans	421	419
Total investments	12,444,115	11,385,464

Cash and cash equivalents	9,237	29,949
Coinsurance deposits - related party	1,738,058	1,841,720
Accrued investment income	86,704	68,323
Deferred policy acquisition costs	1,219,709	1,088,890
Deferred sales inducements	545,285	427,554
Deferred income taxes	86,136	73,831
Income taxes recoverable	7,678	4,526
Other assets	48,944	69,866
Total assets	$16,185,866	$14,990,123

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)
Dollars in thousands, except per share data)

	September 30,
	2007	December 31,
	(Unaudited)	2006
	As Restated
Liabilities and Stockholders’ Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$106,074	$93,632
Annuity and single premium universal life products	14,317,921	13,114,299
Other policy funds and contract claims	123,817	128,579
Other amounts due to related parties	41,285	45,504
Notes payable	264,092	266,383
Subordinated debentures	268,299	268,489
Amounts due under repurchase agreements	306,657	385,973
Other liabilities	146,629	92,198
Total liabilities	15,574,774	14,395,057

Stockholders’ equity:
Common stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding: 2007 - 53,862,054 shares (excluding 3,023,666 treasury shares); 2006 - 53,500,926 shares (excluding 2,664,448 treasury shares)	53,862	53,501
Additional paid-in capital	388,932	389,644
Unallocated common stock held by ESOP: 2007 - 650,000 shares	(7,001)	—
Accumulated other comprehensive loss	(49,365)	(38,769)
Retained earnings	224,664	190,690
Total stockholders’ equity	611,092	595,066
Total liabilities and stockholders’ equity	$16,185,866	$14,990,123

See accompanying notes to unaudited consolidated financial statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	Restated		Restated
Revenues:
Traditional life and accident and health insurance premiums	$3,344	$3,313	$9,591	$10,048
Annuity and single premium universal life product charges	12,576	10,756	33,023	29,096
Net investment income	183,732	173,272	528,809	504,839
Realized gains (losses) on investments	325	(273)	921	16
Change in fair value of derivatives	(10,709)	72,280	79,755	60,026
Total revenues	189,268	259,348	652,099	604,025

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	2,360	1,947	6,390	6,614
Interest credited to account balances	165,821	86,572	449,915	272,025
Amortization of deferred sales inducements	565	920	16,528	16,595
Change in fair value of embedded derivatives	(19,829)	113,925	(11,476)	65,368
Interest expense on notes payable	4,039	4,175	12,178	17,989
Interest expense on subordinated debentures	5,673	5,796	16,876	16,116
Interest expense on amounts due under repurchase agreements	4,764	10,997	11,842	25,328
Amortization of deferred policy acquisition costs	9,013	11,479	60,948	67,597
Other operating costs and expenses	11,582	9,527	37,076	29,638
Total benefits and expenses	183,988	245,338	600,277	517,270
Income before income taxes	5,280	14,010	51,822	86,755
Income tax expense	1,837	4,593	17,848	30,454
Net income	$3,443	$9,417	$33,974	$56,301

Earnings per common share	$0.06	$0.17	$0.60	$1.01
Earnings per common share - assuming dilution	$0.06	$0.16	$0.58	$0.94

See accompanying notes to unaudited consolidated financial statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at December 31, 2005	$53,936	$380,698	$—	$(27,306)	$112,030	$519,358
Comprehensive income:
Net income for period	—	—	—	—	56,301	56,301
Change in net unrealized investment gains/losses	—	—	—	(13,168)	—	(13,168)
Total comprehensive income						43,133
Conversion of $360 of subordinated debentures	44	316	—	—	—	360
Share-based compensation	—	114	—	—	—	114
Issuance of 268,195 shares of common stock under compensation plans, including excess income tax benefits	269	1,639	—	—	—	1,908
Balance at September 30, 2006	$54,249	$382,767	$—	$(40,474)	$168,331	$564,873

Balance at December 31, 2006	$53,501	$389,644	$—	$(38,769)	$190,690	$595,066
Comprehensive income:
Net income for period, restated	—	—	—	—	33,974	33,974
Change in net unrealized investment gains/losses	—	—	—	(10,596)	—	(10,596)
Total comprehensive income, restated						23,378
Conversion of $280 of subordinated debentures	34	246	—	—	—	280
Acquisition of 359,218 shares of common stock	(359)	(3,969)	—	—	—	(4,328)
Acquisition of 650,000 shares of common stock by ESOP	—	—	(7,001)	—	—	(7,001)
Share-based compensation	—	3,196	—	—	—	3,196
Issuance of 63,000 shares of common stock under compensation plans, including excess income tax benefits	63	438	—	—	—	501
Net issuance of 622,779 shares of common stock under stock option and warrant agreement	623	(623)	—	—	—	—
Balance at September 30, 2007, as restated	$53,862	$388,932	$(7,001)	$(49,365)	$224,664	$611,092

Total comprehensive income for the third quarter of 2007 was $20.3 million and was comprised of net income of $3.5 million and a decrease in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $16.9 million.

Total comprehensive income for the third quarter of 2006 was $63.5 million and was comprised of net income of $9.4 million and a decrease in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $54.1 million.

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	Restated
Operating activities
Net income	$33,974	$56,301
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	449,915	272,025
Amortization of deferred sales inducements	16,528	16,595
Annuity and single premium universal life product charges	(33,023)	(29,096)
Change in fair value of embedded derivatives	(11,476)	65,368
Increase in traditional life and accident and health insurance reserves	6,522	8,475
Policy acquisition costs deferred	(177,006)	(159,382)
Amortization of deferred policy acquisition costs	60,948	67,597
Amortization of discount on contingent convertible notes	795	6,185
Provision for depreciation and other amortization	953	1,611
Amortization of discount and premium on investments	(193,069)	(185,847)
Realized gains on investments	(921)	(16)
Change in fair value of derivatives	(79,755)	(60,026)
Deferred income taxes	(6,599)	22,001
Share-based compensation	3,196	114
Changes in other operating assets and liabilities:
Accrued investment income	(18,381)	(21,144)
Income taxes recoverable	(3,152)	(11,161)
Other assets	493	(809)
Other policy funds and contract claims	(4,762)	3,306
Other amounts due to related parties	(17,095)	6,231
Other liabilities	(23,728)	(50,274)
Net cash provided by operating activities	4,357	8,054

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	78,287	213,831
Fixed maturity securities - held for investment	28,147	—
Equity securities, available for sale	18,133	19,162
Mortgage loans on real estate	131,340	71,218
Derivative instruments	368,101	145,299
Acquisition of investments:
Fixed maturity securities - available for sale	(737,169)	(503,119)
Fixed maturity securities - held for investment	—	(176,169)
Equity securities, available for sale	(70,605)	(5,980)
Mortgage loans on real estate	(305,633)	(408,447)
Derivative instruments	(243,857)	(173,695)
Policy loans	(2)	(51)
Purchases of property, furniture and equipment	(683)	(188)
Net cash used in investing activities	(733,941)	(818,139)

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

2.  Restatement of Unaudited Consolidated Financial Statements

The previously issued unaudited financial statements for the quarter ended September 30, 2007 have been restated.  The restatement reflects the correction of an error in the calculation of policy benefit reserves for index annuities in accordance with SFAS 133 that occurred during the quarters ended June 30, 2007 and September 30, 2007.  The impact of this error was an understatement of annuity reserves by $29.7 million at September 30, 2007, which is reflected in change in fair value of embedded derivatives.  For annuity products, deferred sales inducements and deferred policy acquisition costs are amortized in proportion to expected gross profits.  This increase in reserves decreased gross profits and therefore the amortization of deferred sales inducements and deferred policy acquisition costs was adjusted.  The impact to net income was a decrease of $3.9 million and $7.9 million for the three and nine month periods ended September 30, 2007, respectively.  The impact of the restatement on the financial statements is as follows:

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
	(Dollars in thousands, except per share data)

Revenues:
Traditional life and accident and health insurance premiums	$3,344	$—	$3,344	$9,591	$—	$9,591
Annuity and single premium universal life product charges	12,576	—	12,576	33,023	—	33,023
Net investment income	183,732	—	183,732	528,809	—	528,809
Realized gains on investments	325	—	325	921	—	921
Change in fair value of derivatives	(10,709)	—	(10,709)	79,755	—	79,755
Total revenues	189,268	—	189,268	652,099	—	652,099

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	2,360	—	2,360	6,390	—	6,390
Interest credited to account balances	165,821	—	165,821	449,915	—	449,915
Amortization of deferred sales inducements	3,412	2,847	565	21,957	5,429	16,528
Change in fair value of embedded derivatives	(34,935)	(15,106)	(19,829)	(41,161)	(29,685)	(11,476)
Interest expense on notes payable	4,039	—	4,039	12,178	—	12,178
Interest expense on subordinated debentures	5,673	—	5,673	16,876	—	16,876
Interest expense on amounts due under repurchase agreements	4,764	—	4,764	11,842	—	11,842
Amortization of deferred policy acquisition costs	15,237	6,224	9,013	73,095	12,147	60,948
Other operating costs and expenses	11,582	—	11,582	37,076	—	37,076
Total benefits and expenses	177,953	(6,035)	183,988	588,168	(12,109)	600,277
Income before income taxes	11,315	(6,035)	5,280	63,931	(12,109)	51,822
Income tax expense	3,918	(2,081)	1,837	22,018	(4,170)	17,848
Net income	$7,397	$(3,954)	3,443	$41,913	$(7,939)	33,974

Earnings per common share	$0.13	$(0.07)	$0.06	$0.74	$(0.14)	$0.60
Earnings per common share - assuming dilution	$0.13	$(0.07)	$0.06	$0.71	$(0.13)	$0.58

	As of September 30, 2007
	As previously reported	Adjustments	As restated
	(Dollars in thousands)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2007 - $5,037,465; 2006 - $4,297,182)	$4,885,762	$—	$4,885,762
Held for investment, at amortized cost (fair value: 2007 - $4,929,991; 2006 - $4,871,237)	5,290,679	—	5,290,679
Equity securities, available for sale, at fair value (cost: 2007 - $98,618; 2006 - $46,000)	89,839	—	89,839
Mortgage loans on real estate	1,827,050	—	1,827,050
Derivative instruments	350,364	—	350,364
Policy loans	421	—	421
Total investments	12,444,115	—	12,444,115

Cash and cash equivalents	9,237	—	9,237
Coinsurance deposits - related party	1,738,058	—	1,738,058
Accrued investment income	86,704	—	86,704
Deferred policy acquisition costs	1,207,562	12,147	1,219,709
Deferred sales inducements	539,856	5,429	545,285
Deferred income taxes	81,966	4,170	86,136
Income taxes recoverable	7,678	—	7,678
Other assets	48,944	—	48,944
Total assets	$16,164,120	$21,746	$16,185,866

Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$106,074	$—	$106,074
Annuity and single premium universal life products	14,288,236	29,685	14,317,921
Other policy funds and contract claims	123,817	—	123,817
Other amounts due to related parties	41,285	—	41,285
Notes payable	264,092	—	264,092
Subordinated debentures	268,299	—	268,299
Amounts due under repurchase agreements	306,657	—	306,657
Other liabilities	146,629	—	146,629
Total liabilities	15,545,089	29,685	15,574,774

Stockholders’ equity:
Common stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding: 2007 - 53,862,054 shares (excluding 3,023,666 treasury shares); 2006 - 53,500,926 shares (excluding 2,664,448 treasury shares)	53,862	—	53,862
Additional paid-in capital	388,932	—	388,932
Unallocated common stock held by ESOP: 2007 - 650,000 shares	(7,001)	—	(7,001)
Accumulated other comprehensive loss	(49,365)	—	(49,365)
Retained earnings	232,603	(7,939)	224,664
Total stockholders’ equity	619,031	(7,939)	611,092
Total liabilities and stockholders’ equity	$16,164,120	$21,746	$16,185,866

	Nine Months Ended September 30, 2007
	As previously reported	Adjustments	As restated
	(Dollars in thousands)
Operating activities
Net income	$41,913	$(7,939)	$33,974
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	449,915	—	449,915
Amortization of deferred sales inducements	21,957	(5,429)	16,528
Annuity and single premium universal life product charges	(33,023)	—	(33,023)
Change in fair value of embedded derivatives	(41,161)	29,685	(11,476)
Increase in traditional life and accident and health insurance reserves	6,522	—	6,522
Policy acquisition costs deferred	(177,006)	—	(177,006)
Amortization of discount on contingent convertible notes	795	—	795
Amortization of deferred policy acquisition costs	73,095	(12,147)	60,948
Provision for depreciation and other amortization	953	—	953
Amortization of discount and premiums on investments	(193,069)	—	(193,069)
Realized gains on investments	(921)	—	(921)
Change in fair value of derivatives	(79,755)	—	(79,755)
Deferred income taxes	(2,429)	(4,170)	(6,599)
Share-based compensation	3,196	—	3,196
Changes in other operating assets and liabilities:
Accrued investment income	(18,381)	—	(18,381)
Income taxes recoverable	(3,152)	—	(3,152)
Other assets	493	—	493
Other policy funds and contract claims	(4,762)	—	(4,762)
Other amounts due to related parties	(17,095)	—	(17,095)
Other liabilities	(23,728)	—	(23,728)
Net cash provided by operating activities	4,357	—	4,357

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	78,287	—	78,287
Fixed maturity securities - held for investment	28,147	—	28,147
Equity securities, available for sale	18,133	—	18,133
Mortgage loans on real estate	131,340	—	131,340
Derivative instruments	368,101	—	368,101
Acquisition of investments:
Fixed maturity securities - available for sale	(737,169)	—	(737,169)
Equity securities, available for sale	(70,605)	—	(70,605)
Mortgage loans on real estate	(305,633)	—	(305,633)
Derivative instruments	(243,857)	—	(243,857)
Policy loans	(2)	—	(2)
Purchases of property, furniture and equipment	(683)	—	(683)
Net cash used in investing activities	(733,941)	—	(733,941)

	Nine Months Ended September 30, 2007
	As previously reported	Adjustments	As restated
	(Dollars in thousands)
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$1,610,780	$—	$1,610,780
Coinsurance deposits - related party	144,354	—	144,354
Return of annuity and single premium universal life policyholder account balances	(972,797)	—	(972,797)
Repayments of notes payable	(3,086)	—	(3,086)
Decrease in amounts due under repurchase agreements	(79,316)	—	(79,316)
Acquisition of common stock	(11,329)	—	(11,329)
Excess tax benefits realized from exercise of stock options	148	—	148
Proceeds from issuance of common stock	353	—	353
Checks in excess of cash balance	19,765	—	19,765
Net cash provided by financing activities	708,872	—	708,872
Decrease in cash and cash equivalents	(20,712)	—	(20,712)

Cash and cash equivalents at beginning of period	29,949	—	29,949
Cash and cash equivalents at end of period	$9,237	$—	$9,237

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

5.  Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Numerator:
Net income - numerator for earnings per common share, restated	$3,443	$9,417	$33,974	$56,301
Interest on convertible subordinated debentures (net of income tax benefit)	262	266	790	802
Numerator for earnings per common share - assuming dilution, restated	$3,705	$9,683	$34,764	$57,103

Denominator:
Weighted average common shares outstanding (1)	56,878,490	55,683,681	56,898,868	55,627,532

Effect of dilutive securities:
Convertible subordinated debentures	2,766,034	2,807,363	2,778,011	2,820,929
Stock options	129,069	838,124	404,466	990,672
Deferred compensation agreements	—	984,945	—	1,149,507
Denominator for earnings per common share - assuming dilution	59,773,593	60,314,113	60,081,345	60,588,640

Earnings per common share, as reported	$0.13	$0.17	$0.74	$1.01
Earnings per common share, restated	$0.06	$—	$0.60	$—
Earnings per common share - assuming dilution, as reported	$0.13	$0.16	$0.71	$0.94
Earnings per common share - assuming dilution, restated	$0.06	$—	$0.58	$—

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

Results of Operations

Three and Nine Months Ended September 30, 2007 and 2006

Net income decreased 63% to $3.4 million for the third quarter of 2007 and 40% to $34.0 million for the nine months ended September 30, 2007 compared to $9.4 million and $56.3 million for the same periods in 2006.  The comparability of the amounts is impacted by (i) the application of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) to our index annuity business which we estimate increased net income by $12.1 million for the third quarter of 2007 and $13.4 million for the nine months ended September 30, 2007 compared to decreases of $9.4 million and $4.2 million for the same periods in 2006 and (ii) the application of SFAS 133 to our contingent convertible senior notes which we estimate decreased net income by $0.2 million for the third quarter of 2007 and $0.5 million for the nine months ended September 30, 2007 compared to a decrease of $0.1 million and an increase of $5.3 million for the same periods in 2006.  Excluding these amounts, net income for the third quarter of 2007 and the nine months ended September 30, 2007 would have been $15.5 million and $47.3 million, respectively, compared to $19.0 million and $55.2 million for the same periods in 2006.  These decreases were principally due to higher amortization of deferred policy acquisition costs and deferred sales inducements and increased operating expenses as discussed below.

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

A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices.  The range of index appreciation for options expiring during the three months and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
S&P 500 Index
Point-to-point strategy	9.0% - 22.7%	1.4% - 9.6%	6.9% - 24.4%	1.4% - 15.0%
Monthly average strategy	8.6% - 12.9%	1.7% - 5.4%	1.2% - 14.1%	1.1% - 9.1%
Monthly point-to-point strategy	4.3% - 18.8%	0.0% - 8.0%	4.3% - 18.8%	0.0% - 10.1%
Lehman Brothers U.S. Aggregate and U.S. Treasury indices	4.2% - 6.3%	0.0% - 2.9%	2.6% - 7.2%	0.0% - 3.8%

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

Amortization of deferred sales inducements decreased 39% to $0.6 million in the third quarter of 2007 and 0% to $16.5 million for the nine months ended September 30, 2007 compared to $0.9 million and $16.6 million for the same periods in 2006.  In general, amortization of deferred sales inducements has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium and interest bonus annuity products.  Bonus products represented 86% and 75% of our total annuity deposits during the nine months ended September 30, 2007 and 2006, respectively.  The anticipated increase in amortization from these factors has been affected by amortization associated with the application of SFAS 133 to our index annuity business.  The application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts.  The change in fair value of the embedded derivative will not correspond to the change in fair value of the purchased options because the purchased options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceed 10 years.  The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business decreased amortization by $8.6 million in the third quarter of 2007 and $9.5 million for the nine months ended September 30, 2007 compared to decreases of $5.9 million and $2.6 million for the same periods in 2006.  Excluding these amounts, amortization for the third quarter of 2007 would have been $9.2 million and $26.1 million for the nine months ended September 30, 2007 compared to $6.8 million and $19.3 million for the same periods in 2006.  See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Change in fair value of embedded derivatives was a decrease of $19.8 million in the third quarter of 2007 and $11.5 million for the nine months ended September 30, 2007 compared to increases of $113.9 million and $65.4 million for the same periods in 2006.  The components of change in fair value of embedded derivatives are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Index annuities	$(19,829)	$113,925	$(11,476)	$80,596
Contingent convertible senior notes	—	—	—	(15,228)
	$(19,829)	$113,925	$(11,476)	$65,368

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

Amortization of deferred policy acquisition costs decreased 21% to $9.0 million in the third quarter of 2007 and 10% to $60.9 million for the nine months ended September 30, 2007 compared to $11.5 million and $67.6 million for the same periods in 2006.  In general, amortization of deferred policy acquisition costs has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products.  The anticipated increase in amortization from these factors has been affected by amortization associated with the application of SFAS 133 to our index annuity business.  As discussed above, the application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts.  The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business decreased amortization by $18.8 million in the third quarter of 2007 and $20.9 million for the nine months ended September 30, 2007 compared to decreases of $15.2 million and $6.3 million for the same periods in 2006.  Excluding these amounts, amortization for the third quarter of 2007 would have been $27.7 million and $81.8 million for the nine months ended September 30, 2007 compared to $26.7 million and $73.9 million for the same periods in 2006.

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

Income tax expense decreased 60% to $1.8 million in the third quarter of 2007 and 41% to $17.8 million for the nine months ended September 30, 2007 compared to $4.6 million and $30.5 million for the same periods in 2006.  The decrease in income tax expense for the third quarter of 2007 was due to a decrease in pre-tax income.  Income tax expense for the third quarter of 2006 was reduced by $0.4 million due to the reversal of a state income tax contingency liability established in the prior year.  The decrease in income tax expense for the nine months ended September 30, 2007 was due to a decrease in pre-tax income.

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
	(Dollars in thousands)
September 30, 2007
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

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2007 and December 31, 2006, by contractual maturity, that were in an unrealized loss position are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of our mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.  At September 30, 2007, we had no exposure to subprime mortgage-backed securities and limited exposure to “Alt-A” mortgage-backed securities.  Our “Alt-A” mortgage-backed securities are comprised of 16 securities with a total fair value of $155.1 million with agency ratings of Aaa, of which 51% is in Aaa super senior tranches and the remainder is in Aaa tranches.

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

	Amortized	Unrealized	Estimated	Months Below
General Description	Cost	Losses	Fair Value	Amortized Cost
Corporate Bond - U.S. Media Company	$9,690	$(2,372)	$7,318	18
Corporate Bond - Reinsurance Company	14,027	(3,457)	10,570	24
Mortgage-Backed Security - FHA/VA loans	2,813	(708)	2,105	24
Common & Preferred Stock - Commercial Real Estate Finance Companies	10,685	(2,740)	7,945	3 - 7
	$37,215	$(9,277)	$27,938

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q/A.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that due to the identification of a material weakness in internal control over financial reporting as described below, the design and operation of our disclosure controls and procedures were not effective as of September 30, 2007 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

Subsequent to filing of our original Form 10-Q, we determined that a material weakness in internal control over financial reporting existed at September 30, 2007 related to our accounting for policy benefit reserves for index annuities.  Specifically, the Company’s controls to ensure the completeness and accuracy of data to calculate policy benefit reserves for index annuities in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, failed to operate effectively, and the Company did not have effective monitoring activities in place to identify deficiencies in the operation of these controls on a timely basis.  This material weakness led to material errors in the Company’s policy benefit reserves as of June 30, 2007 and September 30, 2007 and represents a reasonable possibility that a material misstatement to the annual or interim financial statements could occur and not be prevented or detected on a timely basis.  Our management and audit committee of the board of directors concluded that the unaudited financial statements as of and for the three and six months ended June 30, 2007 and as of and for the three and nine months ended September 30, 2007 should be restated to correct this error and that a material weakness in internal control over financial reporting existed as of June 30, 2007 and September 30, 2007, as amended.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds

The following table sets forth issuer purchases of equity securities for the quarter ended September 30, 2007.

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
			Part of	May Yet Be
	(a) Total	(b) Average	Publicly	Purchased
	Number of	Price Paid per	Announced	Under the
	Shares (or Units)	Share (or	Plans or	Plans or
	Purchased (1)	Unit) (1)	Programs	Programs
July 1, 2007 through July 31, 2007	—	—	—	282,207
August 1, 2007 through August 31, 2007	650,000	$10.77	650,000	282,207
September 1, 2007 through September 30, 2007	—	—	—	282,207
Total	650,000	$10.77	650,000

(1) Activity in this table represents the following items:

We have a Rabbi Trust, the NMO Deferred Compensation Trust, which purchases our common shares to fund the amount of shares earned by our agents under the NMO Deferred Compensation Plan.

Purchases of our common shares by the American Equity Investment Employee Stock Ownership Plan.

Item 6. Exhibits

	10.26	American Equity Investment Life Holding Company Independent Insurance Agent Stock Option Plan*

	12.1	Ratio of Earnings to Fixed Charges

	31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the original Form 10-Q for the period ended September 30, 2007

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