Form 10-K
period 2007-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2008-03-14
CIK 1039828

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this From 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒

         Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $605,627,357 based on the closing price of $12.08 per share, the closing price of the common stock on the New York Stock Exchange on June 30, 2007.

         Shares of common stock outstanding as of March 7, 2008: 55,138,039

         Documents incorporated by reference: Portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held June 5, 2008, which will be filed within 120 days after December 31, 2007, are incorporated by reference into Part III of this report.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007
TABLE OF CONTENTS

PART I.
Item 1.	Business	3
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	21
Item 2.	Properties	21
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	22
PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6.	Selected Consolidated Financial Data	25
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 8.	Consolidated Financial Statements and Supplementary Data	51
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	51
Item 9A.	Controls and Procedures	51
Item 9B.	Other Information	52
PART III.
	The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2007.	52
PART IV.
Item 15.	Exhibits, Financial Statement Schedules	52
SIGNATURES		53
Index to Consolidated Financial Statements and Schedules		F-1
Exhibit Index
Exhibit 12.1	Ratio of Earnings to Fixed Charges
Exhibit 21.2	Subsidiaries of American Equity Investment Life Holding Company
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Certification
Exhibit 31.2	Certification
Exhibit 32.1	Certification
Exhibit 32.2	Certification

PART I

Item 1.    Business

Introduction

        We were formed on December 15, 1995 to develop, market, issue and administer annuities and life insurance. We are a full service underwriter of a broad array of annuity and insurance products through our two life insurance subsidiaries, American Equity Investment Life Insurance Company ("American Equity Life") and American Equity Investment Life Insurance Company of New York. Our business consists primarily of the sale of index and fixed rate annuities and, accordingly, we have only one business segment. Our business strategy is to focus on our annuity business and earn predictable returns by managing investment spreads and investment risk. We are currently licensed to sell our products in 50 states and the District of Columbia.

        Investor related information, including periodic reports filed on Forms 10-K, 10-Q and 8-K and all amendments to such reports may be found on our internet website at www.american-equity.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission ("SEC"). In addition, we have available on our website our: (i) code of business conduct and ethics; (ii) audit committee charter; (iii) compensation committee charter; (iv) nominating/corporate governance committee charter and (v) corporate governance guidelines.

Annuity Market Overview

        Our target market includes the group of individuals ages 45-75 who are seeking to accumulate tax-deferred savings. We believe that significant growth opportunities exist for annuity products because of favorable demographic and economic trends. According to the U.S. Census Bureau, there were 35 million Americans age 65 and older in 2000, representing 12% of the U.S. population. By 2030, this sector of the population is expected to increase to 20% of the total population. Our index and fixed rate annuity products are particularly attractive to this group as a result of the guarantee of principal with respect to those products, competitive rates of credited interest, tax-deferred growth and alternative payout options.

        According to LIMRA International, total industry sales of individual annuities were $257.4 billion in 2007 and $238.7 billion in 2006. Fixed rate annuity sales, which include index and fixed rate annuities were $73.2 billion in 2007 and $78.3 billion in 2006. Sales of index annuities decreased 2% to $24.8 billion in 2007 from $25.4 billion in 2006. We believe index annuities, which have a crediting rate linked to the change in various indices, appeal to policyholders interested in participating in returns linked to equity and/or bond markets without the risk of loss of principal. Our wide range of index and fixed rate annuity products has enabled us to enjoy favorable growth during volatile equity and bond markets.

Strategy

        Our business strategy is to grow our annuity business and earn predictable returns by managing investment spreads and investment risk. Key elements of this strategy include the following:

    Enhance our Current Independent Agency Network.    We believe that our strong relationships with approximately 70 national marketing organizations represent a significant competitive advantage. Our objective is to improve the productivity and efficiency of our core distribution channel by focusing our marketing and recruiting efforts on those independent agents capable of selling $1 million or more of annuity premium annually. This level of production qualifies them for our Gold Eagle Program which was introduced at the beginning of 2007. Gold Eagle qualifiers receive a combination of cash and equity-based incentives as motivation for producing business for us. The equity-based incentive compensation component of our Gold

    Eagle program is unique in our industry and distinguishes us from our competitors. Our continuing focus on relationships and efficiency will ultimately reduce our independent agents to a core group of professional annuity producers. We will also be alert to opportunities to establish relationships with national marketing organizations and agents not presently associated with us and will continue to provide all of our marketing partners with the highest quality service possible.

    Continue to Introduce Innovative and Competitive Products.    We intend to be at the forefront of the index and fixed rate annuity industry in developing and introducing innovative and new competitive products. We were the first company to introduce an index annuity which allowed policyholders to earn returns linked to the Dow Jones Indexsm. We were also one of the first companies to offer an index annuity offering a choice among interest crediting strategies which includes both equity and bond indices as well as a traditional fixed rate strategy. Most recently we were one of the first companies to include a lifetime income benefit rider with our index annuities. We believe that our continued focus on anticipating and being responsive to the product needs of our independent agents and policyholders will lead to increased customer loyalty, revenues and profitability.

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

Products

        Our products include index annuities, fixed rate annuities, and life insurance.

Index Annuities

        Index annuities accounted for approximately 98%, 96% and 93% of the total annuity deposits collected for the years ended December 31, 2007, 2006 and 2005, respectively. These products allow policyholders to link returns to the performance of a particular index without the risk of loss of their principal. Most of these products allow policyholders to transfer funds once a year among several different crediting strategies, including one or more index based strategies and a traditional fixed rate strategy. Approximately 86%, 76% and 66% of our index annuity sales for the years ended December 31, 2007, 2006 and 2005, respectively, were "premium bonus" products. The initial annuity deposit on these policies is increased at issuance by the specified premium bonus ranging from 3% to

10%. Generally, there is a compensating adjustment in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.

        The annuity contract value is equal to the sum of premiums paid, premium bonuses and interest credited ("index credits"), which is based upon a percentage (the "participation rate") of the annual appreciation (based in certain situations on monthly averages or monthly point-to-point calculations) in a recognized index or benchmark. The participation rate, which we may reset annually, generally varies among the index products from 35% to 100%. Some products apply an overall limit (or "cap"), generally ranging from 4% to 13% on the amount of annual interest the policyholder may earn in any one contract year, and the applicable cap may also be adjusted annually subject to stated minimums. In addition, some of the products have an "asset fee" ranging from 1.5% to 5%, which is deducted from annual interest to be credited. For products with asset fees, if the annual appreciation in the index does not exceed the asset fee, the policyholder's index credit is zero. The minimum guaranteed contract values are equal to 80% to 100% of the sum of the premium collected, premium bonuses and interest credited at an annual rate ranging from 2.0% to 3.5%. We purchase options on the applicable indices as an investment to provide the income needed to fund the amount of the index credits on the index products. The setting of the participation rates, caps and asset fees is a function of the interest rate we can earn on the invested assets acquired with annuity fund deposits, cost of options and features offered on similar products by competitors.

Fixed Rate Annuities

        Fixed rate annuities accounted for approximately 2%, 4% and 7% of our total annuity deposits collected for the years ended December 31, 2007, 2006 and 2005, respectively. Fixed rate deferred annuities generally involve the tax-deferred accumulation of interest on premiums paid by the policyholder. We also sell fixed rate annuities under which the annual interest rate (the "crediting rate") is guaranteed for up to a five-year period and single premium immediate annuities ("SPIAs").

        Our fixed rate annuities (excluding our multi-year rate guaranteed products) generally have a crediting rate that is guaranteed by us for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. The guaranteed rate on our non-multi-year rate guaranteed policies ranges from 2.20% to 4.00%. The initial guaranteed rate on our multi-year rate guaranteed policies ranges from 4.00% to 5.50%. The initial crediting rate is largely a function of the interest rate we can earn on invested assets acquired with new annuity deposits and the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender assumptions, competitive industry pricing and crediting rate history for particular groups of annuity policies with similar characteristics. As of December 31, 2007, crediting rates on our outstanding fixed rate deferred annuities generally ranged from 3.00% to 5.50%. The average crediting rate on our outstanding fixed rate deferred annuities at December 31, 2007 was 3.34%.

        Our SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issue. The amounts, frequency, and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 3.48% at December 31, 2007.

Withdrawal Options—Index and Fixed Rate Annuities

        Policyholders are typically permitted penalty-free withdrawals up to 10% of the contract value in each year after the first year, subject to limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period which range from 5 to 17 years for index annuities and 3 to 15 years for fixed rate annuities after the date the policy is issued. This surrender charge initially ranges from 4.5% to 20% for index annuities and 8% to 25% for fixed rate annuities of the contract value and generally decreases by approximately one to two percentage points per year during the surrender charge period. Surrender charges are set at levels aimed at protecting us from loss on early terminations and reducing the likelihood of policyholders terminating their policies during periods of increasing interest rates. This practice lengthens the effective duration of the policy liabilities and enhances our ability to maintain profitability on such policies. The annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, or a combination of these payment options.

        Beginning in July 2007, substantially all of our index annuity policies were issued with a lifetime income benefit rider. This rider provides an additional liquidity option to policyholders who elect to receive a guaranteed lifetime income from their contract without requiring policyholders to annnuitize their contract value. The amount of the lifetime income benefit available is determined by the growth in the policy's income account value as defined in the policy and the policyholder's age at the time the policyholder elects to begin receiving lifetime income benefit payments. Lifetime income benefit payments may be stopped and restarted at the election of the policyholder.

Life Insurance

        These products include traditional ordinary and term, universal life and other interest-sensitive life insurance products. We have approximately $2.6 billion of life insurance in force as of December 31, 2007. We intend to continue offering a complete line of life insurance products for individual and group markets. Premiums related to this business accounted for 2% of the revenues for the years ended December 31, 2007, 2006 and 2005.

Investments

        Investment activities are an integral part of our business, and net investment income is a significant component of our total revenues. Profitability of many of our products is significantly affected by spreads between interest yields on investments, the cost of options to fund the annual index credits on our index annuities and rates credited on our fixed rate annuities. We manage the index-based risk component of our index annuities by purchasing call options on the applicable indices to fund the annual index credits on these annuities and by adjusting the participation rates, caps and asset fees on policy anniversary dates to reflect the change in the cost of such options (which varies based on market conditions). All options are purchased to fund the index credits on our index annuities on their respective anniversary dates, and new options are purchased at each of the anniversary dates to fund the next annual index credits. All credited rates on non-multi-year rate guaranteed fixed rate deferred annuities may be changed annually, subject to minimum guarantees. Changes in participation rates, caps and asset fees on index annuities and crediting rates on fixed rate annuities may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or to maintain participation rates, caps, asset fees and crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. For the year ended December 31, 2007, the weighted average yield, computed on the average amortized cost basis of our investment portfolio, was 6.11% and the weighted average cost of our liabilities, excluding amortization of deferred sales inducements and interest bonuses guaranteed for the first year of the annuity contract, was 3.50%.

        For additional information regarding the composition of our investment portfolio and our interest rate risk management, see Quantitative and Qualitative Disclosures About Market Risk and note 3 to our audited consolidated financial statements.

Marketing

        We market our products through a variable cost brokerage distribution network of approximately 70 national marketing organizations and through them, 52,000 independent agents as of December 31, 2007. We emphasize high quality service to our agents and policyholders along with the prompt payment of commissions to our agents. We believe this has been significant in building excellent relationships with our existing agency force.

        Our independent agents and agencies range in profile from national sales organizations to personal producing general agents. We actively recruit new agents and terminate those agents who have not produced business for us in recent periods and are unlikely to sell our products in the future. In our recruitment efforts, we emphasize that agents have direct access to our executive officers, giving us an edge in recruiting over larger and foreign-owned competitors. We also emphasize our products and our Gold Eagle program which provides unique cash and equity-based incentives to those agents selling $1 million or more of annuity premium annually. We also have favorable relationships with our national marketing organizations, which have enabled us to efficiently sell through an expanded number of independent agents. We are currently licensed to sell our products in 50 states and the District of Columbia.

        The insurance distribution system is comprised of insurance brokers and marketing organizations. We are pursuing a strategy to increase the efficiency of our distribution network by strengthening our relationships with key national and regional marketing organizations and are alert for opportunities to establish relationships with organizations not presently associated with us. These organizations typically recruit agents for us by advertising our products and our commission structure, through direct mail advertising, or through seminars for insurance agents and brokers. These organizations bear most of the cost incurred in marketing our products. We compensate marketing organizations by paying them a percentage of the commissions earned on new annuity policy sales generated by the agents recruited in such organizations. We also conduct incentive programs for marketing organizations and agents from time to time, including equity-based programs for our leading national marketers and those agents qualifying for our Gold Eagle program. For additional information regarding our equity-based programs for our leading national marketers and independent agents, see note 10 to our audited consolidated financial statements. We generally do not enter into exclusive arrangements with these marketing organizations.

        One of our national marketing organizations accounted for more than 10% of the annuity deposits collected during 2007 representing 13% of the annuity deposits collected. The states with the largest share of direct premiums collected during 2007 were: Florida (12.5%), California (9.2%), Texas (7.7%), Illinois (6.6%) and Arizona (4.6%).

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

        The sales agents for our products use the ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's annuity to market. In recent years, the market for annuities has been dominated by those insurers with the highest ratings. American Equity Life has received a financial strength rating of "A-" (Excellent) with a stable outlook from A.M. Best Company and "BBB+" with a stable outlook from Standard & Poor's. A.M. Best Company changed their rating from "B++" (Very Good) to "A-"(Excellent) in August 2006. In July, 2002, A.M. Best Company and Standard & Poor's adjusted our financial strength ratings from "A-"(Excellent) to "B++"(Very Good) and "A-" to "BBB+", respectively. The degree to which ratings adjustments have affected sales and persistency is unknown. We believe the rating upgrade from A.M. Best Company in 2006 enhanced our competitive position and improved our prospects for future sales. However, the degree to which this rating upgrade will effect future sales and persistency is unknown.

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

        A.M. Best Company ratings currently range from "A++" (Superior) to "F" (In Liquidation), and include 16 separate ratings categories. Within these categories, "A++" (Superior) and "A+" (Superior) are the highest, followed by "A" (Excellent) and "A-" (Excellent) then followed by "B++" (Very Good) and "B+" (Very Good). Publications of A.M. Best Company indicate that the "A-" rating is assigned to those companies that, in A.M. Best Company's opinion, have demonstrated an excellent ability to meet their ongoing obligations to policyholders.

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

Reinsurance

Coinsurance

        American Equity Life has entered into two coinsurance agreements with EquiTrust Life Insurance Company ("EquiTrust"), covering 70% of certain of our index and fixed rate annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003, and 20% of those contracts issued from January 1, 2004 to July 31, 2004, when the agreement was suspended by mutual consent of the parties. As a result of the suspension, new business is no longer ceded to EquiTrust. The business reinsured under these agreements is not eligible for recapture before the expiration of 10 years. Coinsurance deposits (aggregate policy benefit reserves transferred to EquiTrust under these agreements) were $1.7 billion and $1.8 billion at December 31, 2007 and 2006, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. EquiTrust has received a financial strength rating of "A" (Excellent) from A.M. Best Company. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible.

Financing Arrangements

        American Equity Life has entered into three reinsurance transactions with Hannover Life Reassurance Company of America, ("Hannover"), which are treated as reinsurance under statutory accounting practices and as financing arrangements under U.S. generally accepted accounting principles ("GAAP"). The statutory surplus benefits under these agreements are eliminated under GAAP and the associated charges are recorded as risk charges and included in other operating costs and expenses in the consolidated statements of income. Hannover has received a financial strength rating of "A" (Excellent) from A.M. Best Company. The first transaction became effective November 1, 2002 (the "2002 Hannover Transaction"), the second transaction became effective September 30, 2003 (the "2003 Hannover Transaction") and the third transaction became effective October 1, 2005 (the "2005 Hannover Transaction").

        The 2002 Hannover Transaction provided $29.8 million in net statutory surplus benefit during 2002 and the 2003 Hannover Transaction provided $29.7 million in net statutory surplus benefit during 2003. The statutory surplus benefits provided by the 2002 and 2003 Hannover Transactions were reduced by $13.2 million in 2007, $12.4 million in 2006 and $11.6 million in 2005. The 2002 Hannover Transaction was recaptured on December 31, 2007 at which time the statutory surplus benefit had been reduced to zero. The remaining statutory surplus benefit of $6.8 million under the 2003 Hannover Transaction will be reduced to zero during 2008 at which time we will recapture the risks ceded under that agreement. Risk charges attributable to the 2002 and 2003 Hannover Transactions were $0.7 million, $1.2 million and $1.8 million during 2007, 2006, and 2005, respectively.

        The 2005 Hannover Transaction is a yearly renewable term reinsurance agreement on inforce business covering 40% of waived surrender charges related to penalty free withdrawals and deaths. We may recapture the risks reinsured under this agreement as of the end of any quarter beginning October 1, 2008. We pay quarterly reinsurance premiums under this agreement with an experience refund calculated on a quarterly basis resulting in a risk charge equal to approximately 6.0% of the weighted average reserve credit recorded on a statutory basis by American Equity Life. The reserve credit recorded on a statutory basis by American Equity Life at December 31, 2007 and 2006 was $68.6 million and $69.6 million, respectively. Risk charges attributable to the 2005 Hannover Transaction were $4.1 million, $3.8 million and $0.7 million during 2007, 2006 and 2005, respectively.

Indemnity Reinsurance

        Consistent with the general practice of the life insurance industry, American Equity Life enters into agreements of indemnity reinsurance with other insurance companies in order to reinsure portions of the coverage provided by its annuity, life and accident and health insurance products. Indemnity reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to diversify its risks. Indemnity reinsurance does not discharge the original insurer's primary liability to the insured.

        The maximum loss retained by us on all life insurance policies we have issued was $0.1 million or less as of December 31, 2007. American Equity Life's reinsured business related to these blocks of business is primarily ceded to two reinsurers. Reinsurance related to life and accident and health insurance that was ceded by us primarily to two reinsurers was immaterial.

        During 2007, American Equity Life entered into reinsurance agreements with Ace Tempest Life Reinsurance Ltd and Hannover to cede to each 50% of the risk associated with our life income benefit on certain annuities issued beginning in 2007. The amounts ceded under these agreements were immaterial as of and for the year ended December 31, 2007.

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

        The payment of dividends or the distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary's state of domicile's insurance department. Currently, American Equity Life may pay dividends or make other distributions without the prior approval of its state of domicile's insurance department, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's statutory net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory surplus at the preceding December 31. For 2008, up to approximately $99.1 million can be distributed as dividends by American Equity Life without prior approval of its state of domicile's insurance department. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had approximately $159.6 million of statutory earned surplus at December 31, 2007.

        Most states have also enacted regulations on the activities of insurance holding company systems, including acquisitions, extraordinary dividends, the terms of surplus notes, the terms of affiliate transactions and other related matters. We are registered pursuant to such legislation in Iowa. A number of state legislatures have also considered or have enacted legislative proposals that alter and, in many cases, increase the authority of state agencies to regulate insurance companies and holding company systems.

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

        State insurance regulators and the National Association of Insurance Commissioners ("NAIC") are continually reexamining existing laws and regulations and developing new legislation for the passage by state legislatures and new regulations for adoption by insurance authorities. Proposed laws and regulations or those still under development pertain to insurer solvency and market conduct and in recent years have focused on:

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

        The NAIC's RBC requirements provide for four levels of regulatory attention depending on the ratio of a company's total adjusted capital to its RBC. Adjusted capital is defined as the total of statutory capital, surplus, asset valuation reserve and certain other adjustments. Calculations using the NAIC formula at December 31, 2007, indicate that the ratio of total adjusted capital to RBC for American Equity Life exceeded the highest level at which regulatory action might be initiated by approximately 3.3 times.

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

Employees

        As of December 31, 2007, we had approximately 290 full-time employees, of which approximately 280 are located in West Des Moines, Iowa, and 10 are located in the Pell City, Alabama office. We have experienced no work stoppages or strikes and consider our relations with our employees to be excellent. None of our employees are represented by a union.

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

        We operate in a highly competitive industry. Many of our competitors are substantially larger and enjoy substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships. Our annuity products compete with index, fixed rate and variable annuities sold by other insurance companies and also with mutual fund products, traditional bank investments and other retirement funding alternatives offered by asset managers, banks and broker-dealers. Our insurance products compete with those of other insurance companies, financial intermediaries and other institutions based on a number of factors, including premium rates, policy terms and conditions, service provided to distribution channels and policyholders, ratings by rating agencies, reputation and commission structures. While we compete with numerous other companies, we view the following as our most significant competitors:

  •
  Allianz Life Insurance Company of North America;

  •
  Aviva USA;

  •
  Midland National Life Insurance Company;

  •
  Old Mutual Financial Life; and

  •
  ING USA Annuity & Life Insurance Company.

        Our ability to compete depends in part on rates of interest credited to policyholder account balances or the parameters governing the determination of index credits which is driven by our investment performance. We will not be able to accumulate and retain assets under management for our products if our investment results underperform the market or the competition, since such under performance likely would result in asset withdrawals and reduced sales.

        We compete for distribution sources for our products. We believe that our success in competing for distributors depends on factors such as our financial strength, the services we provide to, and the relationships we develop with these distributors and offering competitive commission structures. Our distributors are generally free to sell products from whichever providers they wish, which makes it important for us to continually offer distributors products and services they find attractive. If our products or services fall short of distributors' needs, we may not be able to establish and maintain satisfactory relationships with distributors of our annuity and life insurance products. Our ability to compete in the past has also depended in part on our ability to develop innovative new products and bring them to market more quickly than our competitors. In order for us to compete in the future, we will need to continue to bring innovative products to market in a timely fashion. Otherwise, our revenues and profitability could suffer.

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

        The fair value of our investments and our investment performance, including yields and realization of gains or losses, may vary depending on economic and market conditions. Such conditions include the shape of the yield curve, the level of interest rates and recognized equity and bond indices, including, without limitation, the S&P 500 Index®, the Dow Jones IndexSM and the NASDAQ-100 Index® (the "Indices"). Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can materially and adversely affect the profitability of our products, our ability to earn predictable returns, the fair value of our investments and the reported value of stockholders' equity.

        From time to time, for business or regulatory reasons, we may be required to sell certain of our investments at a time when their fair value is less than the carrying value of these securities. Rising interest rates may cause declines in the value of our fixed maturity securities. With respect to our available for sale fixed maturity securities, such declines (net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements) reduce our reported stockholders' equity and book value per share. We have a portfolio of held for investment securities which consists principally of long duration bonds issued by U.S. government agencies, the value of which is also sensitive to interest rate changes.

        We may also have difficulty selling our commercial mortgage loans because they are less liquid than our publicly traded securities. As of December 31, 2007, our commercial mortgage loans represented approximately 15.5% of the value of our invested assets. If we require significant amounts of cash on short notice, we may have difficulty selling these loans at attractive prices or in a timely manner, or both.

        A key component of our net income is the investment spread. A narrowing of investment spreads may adversely affect operating results. Although we have the right to adjust interest crediting rates (referred to as "participation", "asset fee" or "cap" rates for index annuities) on most products, changes to crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In general, our ability to lower crediting rates is subject to a minimum crediting rate filed with and approved by state regulators. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid the narrowing of spreads under certain market conditions. Our policy structure generally provides for resetting of policy crediting rates at least annually and imposes withdrawal penalties for withdrawals during the first 3 to 17 years a policy is in force.

        Our spreads may be compressed in declining interest rate environments. At December 31, 2007, 80% of our fixed income securities have call features and are subject to redemption currently or in the near future. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to or better than those of the redeemed bonds. As indicated above, we have a certain ability to mitigate this risk by lowering interest crediting rates subject to minimum crediting rates in the policy terms.

        Managing the investment spread on our index annuities is more complex than it is for fixed rate annuity products. Index products are credited with a percentage (known as the "participation rate") of gains in the indices. Some of our index products have an annual asset fee which is deducted from the amount credited to the policy. In addition, caps are set on some products to limit the maximum amount which may be credited on a particular product. To fund the earnings to be credited to the index products, we purchase call options on the indices. The price of such options generally increases with increases in the volatility in the indices and interest rates, which may either narrow the spread or cause us to lower participation rates or caps. Thus, the volatility of the Indices adds an additional degree of uncertainty to the profitability of the index products. We attempt to mitigate this risk by resetting participation rates, caps and asset fees annually on the policy anniversaries.

Our investment portfolio is also subject to credit quality risks which may diminish the value of our invested assets and affect our sales, profitability and reported book value per share.

        We are subject to the risk that the issuers of our fixed maturity securities and other debt securities (other than our U.S. agency securities), and borrowers on our commercial mortgages, will default on principal and interest payments, particularly if a major downturn in economic activity occurs. At December 31, 2007, 82% of our invested assets consisted of fixed maturity securities, of which 1% were below investment grade. At December 31, 2007, there were no delinquencies in our commercial mortgage loan portfolio. An increase in defaults on our fixed maturity securities and commercial mortgage loan portfolios could harm our financial strength and reduce our profitability. We use derivative instruments to fund the annual credits on our index annuities. We purchase derivative instruments, consisting primarily of one-year call options, from a number of counterparties. Our policy is to acquire such options only from counterparties rated "A-"or better by a nationally recognized rating agency. If, however, our counterparties fail to honor their obligations under the derivative instruments, we will have failed to provide for crediting to policyholders related to the appreciation in the applicable indices. Any such failure could harm our financial strength and reduce our profitability.

Our reinsurance program involves risks because we remain liable with respect to the liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.

        Our life insurance subsidiaries cede insurance to other insurance companies through reinsurance. In particular, American Equity Life has entered into two coinsurance agreements with EquiTrust covering 70% of certain of our fixed rate and index annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts for 2002 and 2003 and 20% of those contracts issued from January 1, 2004 to July 31, 2004, when the agreement was suspended by mutual consent of the parties. As a result of the suspension, new business is no longer ceded to EquiTrust. At December 31, 2007, the aggregate policy benefit reserve transferred to EquiTrust was approximately $1.7 billion. EquiTrust has been assigned a financial strength rating of "A" by A.M. Best Company. We remain liable with respect to the policy liabilities ceded to EquiTrust should it fail to meet the obligations assumed by it.

        In addition, we have entered into other types of reinsurance contracts including indemnity reinsurance and financing arrangements. Should any of these reinsurers fail to meet the obligations assumed under such contracts, we remain liable with respect to the liabilities ceded.

We may experience volatility in net income due to accounting standards for derivatives.

        Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended, all of our derivative instruments, including certain derivative instruments embedded in other contracts, are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings. This impacts certain revenues and expenses we report for our index annuity business as follows:

  •
  We must mark to market the call options purchased to fund the annual index credits on our index annuities based upon quoted market prices from related counterparties. We record the change in fair value of these options as a component of our revenues. The change in fair value of derivatives also includes proceeds received at expiration of the one-year option terms and gains or losses recognized upon early termination. For the years ended December 31, 2007, 2006 and 2005, the change in fair value of derivatives was $(60.0) million, $183.8 million and $(18.0) million, respectively.

  •
  Under SFAS 133, the contractual obligations for future annual index credits are treated as a "series of embedded derivatives" over the expected life of the applicable contracts. Policy liabilities for index annuities are equal to the sum of the "host" (or guaranteed) component and the embedded derivative component for each index annuity policy. The host value is established at inception of the contract and accreted over the policy's life at a constant rate of interest. We estimate the fair value of the embedded derivative component at each valuation date by (i) projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and (ii) discounting the excess of the projected contract value amounts at the applicable risk free interest rates. The projections of policy contract values are based on our best estimate assumptions for future policy growth and future policy decrements. Our best estimate assumptions for future policy growth include assumptions for the expected index credit on the next policy anniversary date which are derived from the fair values of the underlying call options purchased to fund such index credits and the expected costs of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary. The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as were used to project policy contract values. Increases or decreases in the fair value of embedded derivatives generally correspond to increases or decreases in equity market performance and changes in the risk free interest rates used to discount the excess of the projected policy contract values over the projected minimum guaranteed contract values. The amounts reported in the consolidated statements of income as "Interest credited to account balances" represent amounts credited to policy liabilities pursuant to SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments ("SFAS 97") which include index credits through the most recent policy anniversary. The amounts reported in the consolidated statements of income as "Change in fair value of embedded derivatives" equal the change in the difference between policy benefit reserves for index annuities determined under SFAS 133 and SFAS 97 at each balance sheet date. The change in fair value of embedded derivatives related to our index annuities included in the consolidated statements of income was $(67.9) million, $166.3 million and $26.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

  •
  We adjust the amortization of deferred policy acquisition costs and deferred sales inducements to reflect the impact of the items discussed above. Amortization of deferred policy acquisition costs and deferred sales inducements decreased by $75.7 million, $9.6 million and $12.3 million for the years ended December 31, 2007, 2006 and 2005, respectively, as a result of the application of SFAS 133.

        The application of SFAS 133 in future periods to our index annuity business may cause substantial volatility in our reported net income.

If we do not manage our growth effectively, our financial performance could be adversely affected; our historical growth rates may not be indicative of our future growth.

        We have experienced rapid growth since our formation in December 1995. For the year ended December 31, 2007, our deposits from sales of new annuities were $2.1 billion. Our work force has grown from approximately 65 employees and 4,000 independent agents as of December 31, 1997 to approximately 290 employees and 52,000 independent agents as of December 31, 2007. We intend to continue to grow by recruiting new independent agents, increasing the productivity of our existing agents, expanding our insurance distribution network, developing new products, expanding into new product lines, and continuing to develop new incentives for our sales agents. Future growth will impose significant added responsibilities on our management, including the need to identify, recruit, maintain and integrate additional employees, including management. There can be no assurance that we will be successful in expanding our business or that our systems, procedures and controls will be adequate to support our operations as they expand. In addition, due to our rapid growth and resulting increased size, it may be necessary to expand the scope of our investing activities to asset classes in which we historically have not invested or have not had significant exposure. If we are unable to adequately manage our investments in these classes, our financial condition or operating results in the future could be less favorable than in the past. Further, although recently deemphasized, we have utilized reinsurance in the past to support our growth. The future availability and cost of reinsurance is uncertain. Our failure to manage growth effectively, or our inability to recruit, maintain and integrate additional qualified employees and independent agents, could have a material adverse effect on our business, financial condition or results of operations. In addition, due to our rapid growth, our historical growth rates are not likely to accurately reflect our future growth rates or our growth potential. We cannot assure you that our future revenues will increase or that we will continue to be profitable.

We must retain and attract key employees or else we may not grow or be successful.

        We are dependent upon our executive management for the operation and development of our business. Our executive management team includes:

  •
  David J. Noble, Chairman, Chief Executive Officer, President and Treasurer;

  •
  Wendy L. Carlson, General Counsel and Chief Financial Officer;

  •
  John M. Matovina, Vice Chairman;

  •
  Debra J. Richardson, Senior Vice President;

  •
  Kevin R. Wingert, President of American Equity Life;

  •
  James R. Gerlach, Executive Vice President; and

  •
  Terry A. Reimer, Executive Vice President.

        Although we have change in control agreements with members of our executive management team, we do not have employment contracts with any of the members of our executive management team. Although none of our executive management team has indicated that they intend to terminate their employment with us, there can be no assurance that these employees will remain with us for any particular period of time. Also, we do not maintain "key person" life insurance for any of our personnel.

If we are unable to attract and retain national marketing organizations and independent agents, sales of our products may be reduced.

        We distribute our annuity products through a variable cost distribution network which included over 70 national marketing organizations and approximately 52,000 independent agents as of December 31, 2007. We must attract and retain such marketers and agents to sell our products. Insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers and agents primarily on the basis of our financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers and agents also depends upon the long-term relationships we develop with them. If we are unable to attract and retain sufficient marketers and agents to sell our products, our ability to compete and our revenues would suffer.

We may require additional capital to support sustained future growth which may not be available when needed or may be available only on unfavorable terms.

        Our long-term strategic capital requirements will depend on many factors including the accumulated statutory earnings of our life insurance subsidiaries and the relationship between the statutory capital and surplus of our life insurance subsidiaries and (i) the rate of growth in sales of our products; and (ii) the levels of credit risk and/or interest rate risk in our invested assets. To support long-term capital requirements, we may need to increase or maintain the statutory capital and surplus of our life insurance subsidiaries through additional financings, which could include debt, equity, financing arrangements and/or other surplus relief transactions. Such financings, if available at all, may be available only on terms that are not favorable to us. If we cannot maintain adequate capital, we may be required to limit growth in sales of new annuity products, and such action could adversely affect our business, financial condition or results of operations.

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

        Our life insurance subsidiaries are subject to the NAIC's RBC requirements which are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Our life insurance subsidiaries also may be required, under solvency or guaranty laws of most states in which they do business, to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities or insolvent insurance companies.

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

        We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulatory bodies, such as state insurance departments, the SEC, the Financial Industry Regulatory Authority, Inc. ("FINRA"), the Department of Labor, and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974, as amended, and laws governing the activities of broker-dealers. Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in several purported class action lawsuits alleging improper sales practices. In these lawsuits, the plaintiffs are seeking returns of premiums and other compensatory and punitive damages. Although we do not believe that these lawsuits will have a material adverse effect on our business, financial condition or results of operations, there can be no assurance that such litigation, or any future litigation, will not have such an effect, whether financially, through distraction of our management or otherwise.

A downgrade in our credit or financial strength ratings may increase our future cost of capital and may reduce new sales, adversely affect relationships with distributors and increase policy surrenders and withdrawals.

        Currently, our senior unsecured indebtedness carries a "bbb-" rating from A.M. Best Company and a "BB+" rating from Standard & Poor's. Our ability to maintain such ratings is dependent upon the results of operations of our subsidiaries and our financial strength. If we fail to preserve the strength of our balance sheet and to maintain a capital structure that rating agencies deem suitable, it could result in a downgrading of the ratings applicable to our senior unsecured indebtedness. A downgrading would likely reduce the fair value of the common stock and may increase our future cost of capital.

        Financial strength ratings are important factors in establishing the competitive position of life insurance and annuity companies. In recent years, the market for annuities has been dominated by those insurers with the highest ratings. A ratings downgrade, or the potential for a ratings downgrade, could have a number of adverse effects on our business. For example, distributors and sales agents for life insurance and annuity products use the ratings as one factor in determining which insurer's annuities to market. A ratings downgrade could cause those distributors and agents to seek alternative carriers. In addition, a ratings downgrade could materially increase the number of policy or contract surrenders we experience.

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

        American Equity Life has received financial strength ratings of "A-" (Excellent) with a stable outlook from A.M. Best Company and "BBB+" with a stable outlook from Standard & Poor's. A.M. Best Company and Standard & Poor's review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant. If our ratings were to be downgraded for any reason, we could experience a material decline in the sales of our products and the persistency of our existing business.

Our system of internal control ensures the accuracy or completeness of our disclosures and a loss of public confidence in the quality of our internal controls or disclosures could have a negative impact on us.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires us to provide an annual report on our internal control over financial reporting, including an assessment as to whether or not our internal control over financial reporting is effective. We are also required to have our auditors opine on the effectiveness of our internal control over financial reporting. We have discovered, and may in the future discover areas of our internal control that need remediation. If we determine that our remediation has been ineffective, or we identify additional material weaknesses in our internal control over financial reporting, we could be subjected to additional regulatory scrutiny, future delays in filing our financial statements and a loss of public confidence in the reliability of our financial statements, which could have a negative impact on our liquidity, access to capital markets, and financial condition.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease approximately 60,000 square feet for our principal offices in West Des Moines, Iowa, under an operating lease that expires in 2011. We also lease approximately 6,000 square feet for our office in Pell City, Alabama, pursuant to an operating lease that expires on December 31, 2008.

Item 3.    Legal Proceedings

        We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulatory bodies, such as state insurance departments, the SEC, FINRA, the Department of Labor, and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974, as amended and laws governing the activities of broker-dealers. During the fourth quarter of 2007, we received a formal request for information from the SEC concerning our acquisition of American Equity Investment Service Company on September 2, 2005. The SEC advised us that the request should not be construed as an adverse reflection on American Equity or any other person, nor should it be interpreted as an indication that American Equity or any other person has violated any law. We are cooperating with the SEC's request for information.

        In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in several purported class action lawsuits alleging improper sales practices and similar claims as described below. It is often not possible to determine the ultimate outcome of pending legal proceedings or to provide reasonable ranges of potential losses with any degree of certainty. The lawsuits referred to below are in very preliminary stages and we do not have sufficient information to make an assessment of the plaintiffs' claims for liability or damages nor has the court decided whether a class will be certified or the size of the class and class period. The plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages, which are difficult to quantify and cannot be estimated based on the information currently available. We do not believe that these lawsuits will have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on our business, financial condition or results of operations.

        We are a defendant in two cases seeking class action status, including (i) Stephens v. American Equity Investment Life Insurance Company, et. al., in the San Luis Obispo Superior Court, San Francisco, California (complaint filed November 29, 2004) (the "SLO Case") and (ii) In Re: American Equity Annuity Practices and Sales Litigation, in the United States District Court for the Central District of California, Western Division (complaint filed September 7, 2005) (the "Los Angeles Case"). The plaintiff in the SLO Case seeks to represent a national class of individuals who either purchased their annuity from us through a co-defendant marketing organization or who purchased one of a defined set of particular annuities issued by us. We have filed an opposition to a motion to certify the class and the motion is set for hearing on March 18, 2008. We are vigorously defending both the issue of class action status of the lawsuit as well as the underlying allegations, which include misrepresentation, breach of contract, breach of a state law regarding unfair competition and other claims.

        The Los Angeles Case is a consolidated action involving several lawsuits filed by individuals and is seeking class action status for a national class of purchasers of annuities issued by us. The allegations generally attack the suitability of sales of deferred annuity products to persons over the age of 65. We are vigorously defending against both class action status as well as the underlying claims which include misrepresentation and violations of the Racketeer Influenced and Corrupt Organizations Act, among others.

        Recently we settled two of our lawsuits including (i) Panter v. Tackett, et. al, in the Jefferson Circuit Court, Jefferson County, Kentucky (first amended complaint filed February 2003) (the "Kentucky Settlement") and (ii) State of Minnesota, Attorney General v. American Equity Investment Life Insurance Company, in the District Court for the Fourth Judicial District, Minnesota (complaint filed April 26, 2007) (the "Minnesota Settlement"). The Kentucky Settlement includes all persons who, during the period from January 1, 1997 through December 31, 2007, purchased an annuity from us sold by a co-defendant marketing organization and its affiliates. Persons who purchased living trusts from this marketing group are also within the settlement class. The settlement includes (i) general policy relief in the form of an annuitization bonus of 2.4% which will be added to the contract values of class members who elect to annuitize their annuity over the greater of 10 years or life; (ii) individual claim review relief through a claim review process which provides class members an opportunity to receive individualized relief based on an evaluation of individual factual and legal issues, such as reliance, causation and damages. As a part of the individual relief, class members who were 79 or older at the time of purchase of their annuity may elect to receive enhanced penalty-free withdrawals over a period of time. The court entered its order of preliminary approval of the settlement on February 25, 2008, and notice was sent to class members on March 7, 2008. Any class member who wishes to opt out of the Kentucky Settlement, or those who wish to file written objections to the settlement terms, must do so by April 18, 2008. A fairness hearing will be held on June 3, 2008. The effect of this settlement is immaterial to our financial position, results of operations and cash flows.

        The Minnesota Settlement, which was approved by the court on February 7, 2008, requires us to make specified enhancements to our suitability review program in which applications received for annuities from persons residing in Minnesota will be evaluated under slightly different criteria than the criteria utilized in our review program for sales in other states. In addition, Minnesota residents who purchased annuities from us during the period from January 1, 2001 to February 7, 2008 and who were age 65 or older at the time of the purchase may file individual claims through a claim review process conducted jointly by the Minnesota Attorney General and us. Claimants who provide information demonstrating that the annuities they purchased were unsuitable or that misrepresentations of important terms and conditions were made at time of sale, will be offered the opportunity to receive a refund of their contract value without imposition of surrender charges and with interest on their premium deposits calculated at 4.15% per annum. The effect of this settlement is immaterial to our financial position, results of operations and cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol AEL. The following table sets forth the high and low prices of our common stock as quoted on the NYSE.

2007	High	Low
First Quarter	$14.07	$12.17
Second Quarter	$13.97	$11.37
Third Quarter	$12.55	$9.51
Fourth Quarter	$11.25	$8.09
2006
First Quarter	$14.34	$12.76
Second Quarter	$14.60	$10.66
Third Quarter	$12.55	$10.07
Fourth Quarter	$13.44	$11.90

        As of December 31, 2007, there were approximately 13,300 holders of our common stock. In 2007 and 2006, we paid an annual cash dividend of $0.06 and $0.05, respectively, per share on our common stock. We intend to continue to pay an annual cash dividend on such shares so long as we have sufficient capital and/or future earnings to do so. However, we anticipate retaining most of our future earnings, if any, for use in our operations and the expansion of our business. Any further determination as to dividend policy will be made by our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.

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

        There were no sales of unregistered equity securities during 2007.

Issuer Purchases of Equity Securities

        The following table sets forth issuer purchases of equity securities for the quarter ended December 31, 2007.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 through October 31, 2007	—	—	—	286,740
November 1, 2007 through November 30, 2007	257,052	$8.83	257,052	10,029,688
December 1, 2007 through December 31, 2007	51,989	9.41	51,989	9,977,699

Total	309,041	$8.93	309,041

(1)
Activity in this table represents the following items:

  We have a Rabbi Trust, the NMO Deferred Compensation Trust, which purchases our common shares to fund the amount of shares earned by our agents under the NMO Deferred Compensation Plan.

  We have a share repurchase program under which we are authorized to purchase up to 10,000,000 shares of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

        Information regarding securities authorized for issuance under equity compensation plans is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2007.

Item 6.    Selected Consolidated Financial Data

        The summary consolidated financial and other data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and related notes appearing elsewhere in this report. The results for past periods are not necessarily indicative of results that may be expected for future periods.

	Year ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues
Traditional life and accident and health insurance premiums	$12,623	$13,622	$13,578	$15,115	$13,686
Annuity product charges	45,828	39,472	25,686	22,462	20,452
Net investment income	719,916	677,638	554,118	428,385	357,295
Realized gains (losses) on investments	(3,882)	1,345	(7,635)	943	6,946
Change in fair value of derivatives	(59,985)	183,783	(18,029)	28,696	52,525

Total revenues	714,500	915,860	567,718	495,601	450,904
Benefits and expenses
Insurance policy benefits and change in future policy benefits	8,419	8,808	8,504	10,151	11,824
Interest credited to account balances	560,209	404,269	299,254	298,399	242,543
Amortization of deferred sales inducements	11,708	24,793	12,225	10,635	5,532
Change in fair value of embedded derivatives	(67,902)	151,057	31,087	(8,567)	66,801
Interest expense on notes payable	16,221	20,382	16,324	2,358	2,713
Interest expense on subordinated debentures	22,520	21,354	14,145	9,609	7,661
Interest expense on amounts due under repurchase agreements and other interest expense	15,926	32,931	11,280	3,148	1,278
Amortization of deferred policy acquisition costs	56,330	94,923	68,109	67,867	47,450
Other operating costs and expenses	48,230	40,418	35,896	32,520	25,794

Total benefits and expenses	671,661	798,935	496,824	426,120	411,596

Income before income taxes and minority interests	42,839	116,925	70,894	69,481	39,308
Income tax expense	13,863	41,440	25,402	40,611	13,505

Income before minority interests	28,976	75,485	45,492	28,870	25,803
Minority interest	—	—	2,500	(453)	363

Net income	$28,976	$75,485	$42,992	$29,323	$25,440

Per Share Data:
Earnings per common share	$0.51	$1.34	$1.09	$0.77	$1.45
Earnings per common share—assuming dilution	$0.50	$1.27	$0.99	$0.71	$1.21
Dividends declared per common share	$0.06	$0.05	$0.04	$0.02	$0.01

	As of and for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Consolidated Balance Sheet Data:
Total assets	$16,394,372	$14,990,123	$14,042,794	$11,087,288	$8,962,841
Policy benefit reserves	14,711,780	13,207,931	12,237,988	9,807,969	8,315,874
Notes payable	268,339	266,383	281,043	283,375	46,115
Subordinated debentures	268,330	268,489	230,658	173,576	116,425
Total stockholders' equity	611,635	595,066	519,358	305,543	263,716
Other Data:
Book value per share(a)	$10.94	$10.60	$9.35	$7.97	$7.19
Return on equity(b)	4.8%	13.6%	12.8%	10.3%	28.3%
Number of agents	52,077	52,001	51,744	45,940	42,239
Life subsidiaries' statutory capital and surplus	990,801	992,478	686,841	608,930	374,587
Life subsidiaries' statutory net gain from operations before income taxes and realized capital gains (losses)	41,473	95,217	112,498	93,640	45,822
Life subsidiaries' statutory net income	17,010	89,875	40,534	47,711	25,404

(a)
Book value per share is calculated as total stockholders' equity less the liquidation preference of our series preferred stock divided by the total number of shares of common stock outstanding. Shares outstanding include shares held by rabbi trusts and exclude unallocated shares held by our employee stock ownership plan—see note 10 to our audited consolidated financial statements.

(b)
We define return on equity as net income divided by average total stockholders' equity. Average total stockholders' equity is determined based upon the total stockholders' equity at the beginning and the end of the year. The computations of average stockholders' equity for 2005 and 2003 have been calculated on a weighted average basis to recognize the significant increases in stockholders' equity that resulted from the receipt of the net proceeds from our public offerings of common stock in December 2005 and 2003.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's discussion and analysis reviews our consolidated financial position at December 31, 2007 and 2006, and our consolidated results of operations for the three years in the period ended December 31, 2007, and where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with our audited consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this report.

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

Overview

        We specialize in the sale of individual annuities (primarily deferred annuities) and, to a lesser extent, we also sell life insurance policies. Under U.S. generally accepted accounting principles ("GAAP"), premium collections for deferred annuities are reported as deposit liabilities instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liabilities for policyholder account balances and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender charges deducted from the account balances of policyholders in connection with withdrawals, realized gains and losses on investments and changes in fair value of derivatives. Components of expenses for products accounted for as deposit liabilities are interest credited to account balances, changes in fair value of embedded derivatives, amortization of deferred policy acquisition costs and deferred sales inducements, other operating costs and expenses and income taxes.

        Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread". Our investment spread is summarized as follows:

	Year Ended December 31,
	2007	2006	2005
Average yield on invested assets	6.11%	6.14%	6.18%
Cost of money:
Aggregate	3.50%	3.41%	3.70%
Cost of money for index annuities	3.51%	3.28%	3.38%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.28%	3.25%	3.32%
Multi-year rate guaranteed	4.14%	4.81%	5.56%
Investment spread:
Aggregate	2.61%	2.73%	2.48%
Index annuities	2.60%	2.86%	2.80%
Fixed rate annuities:
Annually adjustable	2.83%	2.89%	2.86%
Multi-year rate guaranteed	1.97%	1.33%	0.62%

        The cost of money for index annuities and average crediting rates for fixed rate annuities are computed based upon policyholder account balances and do not include the impact of amortization of deferred sales inducements. See Critical Accounting Policies—Deferred Policy Acquisition Costs and Deferred Sales Inducements. With respect to our index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate strategy, expenses we incur to fund the annual index credits and where applicable, minimum guaranteed interest credited. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances. See Critical Accounting Policies—Derivative Instruments—Index Products.

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

Valuation of Investments

        Our fixed maturity securities (bonds and redeemable preferred stocks maturing more than one year after issuance) and equity securities (common and non-redeemable preferred stocks) classified as available for sale are reported at estimated fair value. Unrealized gains and losses, if any, on these securities are included directly as a separate component of stockholders' equity, net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements. Fair values for primarily all of our securities are determined using quoted market prices from third parties. For fixed maturity securities that are not actively traded, fair values are estimated using yield data and other factors relating to instruments or securities with similar characteristics. The carrying amounts of all our investments are reviewed on an ongoing basis for changes in market interest rates and credit deterioration. If this review indicates a decline in fair value that is other than temporary, our carrying amount in the investment is reduced to its fair value and a specific write down is taken. Such reductions in carrying amount are recognized as realized losses and charged to earnings.

        Our periodic assessment of our ability to recover the amortized cost basis of investments that have materially lower estimated fair values requires a high degree of management judgment and involves uncertainty. Factors considered in evaluating whether a decline in value is other than temporary include:

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

        In addition, where our intent was to retain the investment to allow for recovery, but our intent changes due to changes or events that could not have been reasonably anticipated, an other-than-temporary impairment charge is recognized. Once an impairment charge has been recorded, we then continue to review the other than temporarily impaired securities for appropriate valuation on an ongoing basis. Unrealized losses may be recognized in future periods through a charge to earnings, should we later conclude that the decline in fair value below amortized cost is other than temporary pursuant to our accounting policy described above.

        At December 31, 2007 and 2006, the amortized cost and estimated fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2007
Fixed maturity securities, available for sale:
United States Government full faith and credit	1	$18,695	$(1,708)	$16,987
United States Government sponsored agencies	49	2,231,910	(30,090)	2,201,820
Corporate securities, public utilities and redeemable preferred stocks:
Finance, insurance, and real estate	53	368,455	(36,328)	332,127
Manufacturing, construction and mining	31	207,948	(12,659)	195,289
Utilities and related sectors	32	181,665	(10,087)	171,578
Wholesale/retail trade	17	82,492	(4,018)	78,474
Services, media and other	23	124,664	(6,538)	118,126
Mortgage and asset-backed securities	40	495,284	(24,746)	470,538

	246	$3,711,113	$(126,174)	$3,584,939

Fixed maturity securities, held for investment:
United States Government sponsored agencies	78	$4,910,611	$(133,206)	$4,777,405
Redeemable preferred stock	1	75,401	(10,138)	65,263

	79	$4,986,012	$(143,344)	$4,842,668

Equity securities, available for sale	27	$90,812	$(17,915)	$72,897

December 31, 2006
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$939	$(38)	$901
United States Government sponsored agencies	73	2,997,612	(83,986)	2,913,626
Corporate securities, public utilities and redeemable preferred stocks:
Finance, insurance, and real estate	28	215,525	(8,631)	206,894
Manufacturing, construction and mining	21	137,307	(5,444)	131,863
Utilities and related sectors	23	125,280	(4,428)	120,852
Wholesale/retail trade	13	64,738	(1,981)	62,757
Services, media and other	9	55,754	(1,979)	53,775
Mortgage and asset-backed securities	31	426,292	(18,508)	407,784

	200	$4,023,447	$(124,995)	$3,898,452

Fixed maturity securities, held for investment:
United States Government sponsored agencies	88	$5,025,501	$(256,912)	$4,768,589

Equity securities, available for sale	6	$24,526	$(626)	$23,900

        The amortized cost and estimated fair value of fixed maturity securities at December 31, 2007 and 2006, by contractual maturity, that were in an unrealized loss position are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
December 31, 2007
Due after one year through five years	$293,221	$285,886	$—	$—
Due after five years through ten years	594,676	564,439	—	—
Due after ten years through twenty years	1,093,594	1,077,890	680,124	665,816
Due after twenty years	1,234,338	1,186,186	4,305,888	4,176,852

	3,215,829	3,114,401	4,986,012	4,842,668
Mortgage-backed and asset-backed securities	495,284	470,538	—	—

	$3,711,113	$3,584,939	$4,986,012	$4,842,668

December 31, 2006
Due after one year through five years	$56,075	$55,348	$—	$—
Due after five years through ten years	371,683	355,800	—	—
Due after ten years through twenty years	2,048,092	1,996,703	348,413	342,104
Due after twenty years	1,121,305	1,082,817	4,677,088	4,426,485

	3,597,155	3,490,668	5,025,501	4,768,589
Mortgage-backed and asset-backed securities	426,292	407,784	—	—

	$4,023,447	$3,898,452	$5,025,501	$4,768,589

        The following is a description of the factors causing the unrealized losses by investment category as of December 31, 2007:

        United States Government full faith and credit and United States Government sponsored agencies:    These securities are relatively long in duration, making the value of such securities very sensitive to changes in market interest rates. The unrealized losses on these securities at December 31, 2007 are due to changes in the general level of interest rates from the date of purchase. The decrease in unrealized losses at December 31, 2007 compared to December 31, 2006 is due to a decrease in the general level of interest rates.

        Corporate securities, public utilities, and redeemable preferred stocks:    The unrealized losses in finance, insurance and real estate are due to a decline in the housing market and issues related to subprime mortgages. Securities that have significant exposure to subprime mortgages are experiencing larger price declines than other financial related securities. Securities that have more exposure to subprime include investment banks, mono-line insurers and reinsurance companies. Manufacturing, construction and mining is also suffering from the current distressed environment in the housing market related to issues surrounding subprime mortgages.

        Mortgage and asset-backed securities:    At December 31, 2007, we had no exposure to subprime mortgage-backed securities and limited exposure to "Alt-A" mortgage-backed securities. All securities we own are in the highest rated tranche of the pool in which they are structured and are not subordinated to any other tranche in the pool. Our "Alt-A" mortgage-backed securities are comprised of 16 securities with a total fair value of $184.3 million with agency ratings of Aaa, of which 58% is in Aaa super senior tranches and the remainder is in Aaa tranches. The unrealized losses on mortgage and asset-backed securities are primarily due to changes in interest rates and spread widening. While we do not have any exposure to subprime mortgage-backed securities, the subprime problem has caused spreads to widen across the mortgage-backed securities market.

        Equity securities:    The unrealized loss on equity securities, which includes exposure to REITS, investment banks and finance companies, is primarily due to the decline in the housing market and subprime mortgage problems.

        Where the decline in market value is attributable to changes in market interest rates and not credit quality, we do not consider these investments to be other than temporarily impaired because we have the intent and ability to hold these investments until a recovery of amortized cost, which may be maturity. We do not consider securities to be other than temporarily impaired where the market decline is attributable to factors such as market volatility, liquidity, spread widening and credit quality where we anticipate a recovery of all amounts due under the contractual terms of the security and have the intent and ability to hold until recovery or maturity.

        At December 31, 2007 and 2006, the fair value of investments we owned that were non-investment grade was $87.5 million and $105.5 million, respectively. Non-investment grade securities represented 1.0% and 1.2% at December 31, 2007 and 2006, respectively, of the fair value of our fixed maturity securities. The net unrealized losses on investments we owned that were non-investment grade at December 31, 2007 and 2006, were $10.9 million and $5.0 million, respectively. The unrealized losses on such securities at December 31, 2007 and 2006 represented 4.2% and 1.3%, respectively, of gross unrealized losses on fixed maturity securities.

        At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. We include these securities on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we have the ability and intent to hold these securities to maturity or until a market recovery is realized. At December 31, 2007, the amortized cost and estimated fair value of securities on the watch list are as follows (dollars in thousands):

General Description	Amortized Cost	Unrealized Losses	Estimated Fair Value	Months Below Amortized Cost
Corporate bonds:
Reinsurance company	$15,035	$(4,910)	$10,125	28
Home builder	4,965	(1,365)	3,600	29
Consumer staple company	9,759	(2,111)	7,648	19
Mortgage-backed securities:
FHA/VA loans	2,799	(1,180)	1,619	30
Common & preferred stock:
Finance, insurance and real estate companies	15,685	(5,587)	10,098	6 - 11

	$48,243	$(15,153)	$33,090

        Our analysis of these securities and their credit performance at December 31, 2007 is as follows:

          This reinsurance company announced a majority sale of the company in March 2007 and received a significant capital infusion. In August 2007, this company announced that subprime asset-backed securities represented 28% of its total investment portfolio. We have determined that an other than temporary impairment was not necessary as the company's capitalization and liquidity have significantly improved due to the capital infusion and the exposure to subprime asset-backed securities have limited loss exposure as they are mainly higher rated tranches.

          This home builder has implemented several initiatives to respond to the current imbalance in housing supply and demand such as reductions in direct costs, overhead expenses and acquisition of land along with a focus on sales and marketing efforts to reduce unsold home inventory. We have determined an other than temporary impairment was not necessary as the company's liquidity has improved and unsold home inventory has decreased.

          Increases in the cost of commodity raw ingredients along with non-recurring write-offs related to the refinancing of debt and improper accounting treatments decreased this consumer staple company's capital during 2007. We have determined an other than temporary impairment was not necessary as the company's liquidity has improved due to new credit facilities, proceeds from the sale of one plant used to pay down debt and the intended sale of another plant.

          The mortgage-backed security consists of a pool of loans originated through the Federal Housing Authority ("FHA") and Department of Veteran Affairs ("VA"). The FHA insurance and VA guarantees cover a significant percent of any losses incurred as a result of borrower defaults which enhances the credit levels for this pool of loans comparable to prime-quality residential mortgage-backed securities. We have determined that an other than temporary impairment was not necessary as current credit support by the FHA and VA is adequate to sustain projected losses.

          The decline in market value of the finance, insurance and commercial real estate securities is related to concerns over their access to capital to enable them to execute their business plans. We have determined that other than temporary impairments were not necessary as recent market actions by the Federal Reserve signal an improving credit environment that will support their business plans.

          The securities on the watch list are current with respect to payments of principal and interest. We concluded that we have the intent and ability to hold these securities for a period of time sufficient to allow for a recovery in fair value and that there were no other than temporary impairments on these securities at December 31, 2007.

          We took write downs on certain securities that we concluded had an other than temporary impairment during 2007, 2006 and 2005 of $4.4 million, $1.3 million and $9.5 million, respectively. We also realized losses on the sale of certain securities during 2007, 2006 and 2005 of $0.7 million, $3.2 million and $3.6 million, respectively. The following is a discussion of each security for which we have taken write downs or sold at a material loss during the years ended December 31, 2007, 2006 and 2005. The discussion excludes securities sold at a loss which were deemed immaterial.

          During 2007, we wrote down one security in the media industry by $3.9 million which subsequent to the completion of a leveraged buyout had a significant increase in leverage combined with declining circulation and advertising revenues.

          During 2006, we wrote down two securities in the automotive industry by $1.3 million due to deterioration in the issuer's operations and several downgrades of the issuer's credit rating. These securities were sold in 2006 subsequent to the write down at approximately their cost basis. During 2005, we wrote down the common stock of this issuer by $0.6 million based upon our assessment that this security would remain in an unrealized loss position for a significant period of time. We sold this security in 2006 at its cost basis.

          During 2006, we sold two asset-backed securities backed by leases on airplanes concurrent with our decision to write down these securities due to continuing problems in the airline industry and deterioration of the underlying collateral which resulted in decreases in the amount of expected principal and interest payments. The write down/realized loss on these securities was $2.5 million for the year ended December 31, 2006. We had previously written down these securities by $2.7 million during 2005 and $7.8 million during 2001 - 2003 due to deterioration in the underlying collateral.

          During 2005, a security backed by the senior notes of a media company declined in value following an announcement of a change in future business strategy and the potential for share buybacks. We wrote this security down by $0.4 million during 2005 and sold it during 2006 at its cost basis.

          During 2005, we wrote down an asset-backed security of a major U.S. airline by $5.8 million due to the uncertainty of recovery of all future principal and interest payments subsequent to the airline's bankruptcy filing. We sold this security in 2006 at a value in excess of its amortized cost.

          During 2005, we sold two asset-backed securities backed by installment sales contracts secured by manufactured homes and liens on real estate concurrent with our decision to write down these securities due to continuing increases in the default rates and deterioration of the underlying collateral. The write down/realized loss on these securities was $2.7 million for the year ended December 31, 2005. We had previously written down these securities by $11.3 million during 2004 and $6.9 million during 2003 due to increases in default rates, deterioration of the underlying collateral and credit rating downgrades.

          In making the decisions to write down the securities described above, we considered whether the factors leading to those write downs impacted any other securities held in our portfolio. In cases where we determined that a decline in value was related to an industry-wide concern, we considered the impact of such concern on all securities we held within that industry classification. For each of the securities discussed above that were sold at a loss, there were changes or events that could not have been reasonably anticipated resulting in a decline in credit quality which occurred shortly before the sale. This led to the decision to sell the securities at a loss concurrent with the decision that an additional impairment charge was required. Accordingly, in all cases, this did not contradict our previous assertion that we had the ability and intent to hold the securities until recovery in value.

          Our mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts. If we determine that the value of any mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or the fair value of the underlying collateral. The carrying value of impaired loans is reduced by the establishment of a valuation allowance, changes to which are recognized as realized gains or losses on investments. There were no valuation allowances at December 31, 2007 and 2006. Interest income on impaired loans is recorded on a cash basis.

Derivative Instruments—Index Products

        We offer a variety of index annuities with crediting strategies linked to the S&P 500 Index and other equity and bond market indices. These products allow policyholders to earn index credits based upon an equity or bond index appreciation without the risk of loss of their principal. Most of these products allow policyholders to transfer funds once a year among several different crediting strategies, including one or more of the index based strategies and a traditional fixed rate strategy. Substantially all of our index products require annual crediting of interest and an annual reset of the applicable index on the contract anniversary date.

        The annuity contract value is equal to the premiums paid plus any premium bonus, if applicable, plus annual index credits based upon a percentage, known as the "participation rate", of the annual appreciation (based in some instances on monthly averages or monthly point-to-point calculations) in the recognized index or benchmark. Some products apply an overall limit, or "cap", on the amount of annual interest the policyholder may earn in any one contract year. In addition, some of the products have an "asset fee" which is deducted from the annual interest to be credited. For products with asset fees, if the annual appreciation in the index does not exceed the asset fee, the policyholder's index credit is zero. Participation rates, caps and asset fees may be adjusted annually subject to contractual limitations.

        We purchase one-year call options on the applicable indices as an investment to provide the income needed to fund the annual index credits on the index products. New one-year options are purchased at the outset of each contract year. We purchase call options weekly and daily based upon new and renewing index account values during the applicable week or day, and the purchases are made by category according to the particular products and indices applicable to the new or renewing account values. Any proceeds received at the expiration of the one-year option term fund the related index credits to the policyholders. If there is no gain in an index, the policyholder receives a zero index credit on the policy, and we incur no costs beyond the option cost, except in cases where the minimum guaranteed value of a contract exceeds its index value.

        Fair value changes associated with the call options are reported as an increase or decrease in revenues in our consolidated statements of income in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The risk associated with prospective purchases of future one-year options is the uncertainty of the cost, which will determine whether we are able to earn our investment spread on our index business. Participation rates, caps and asset fees are determined by option costs. All our index products permit us to modify participation rates, caps or asset fees at least once a year. This feature is comparable to our fixed rate annuities, which allow us to adjust crediting rates annually. By modifying our participation rates or other features, we can limit our costs of purchasing the related one-year call options, except in cases where contractual features would prevent further modifications. Based upon actuarial testing which we conduct as a part of the design of our index products and on an ongoing basis, we believe the risk that contractual features would prevent us from controlling option costs is not material.

        Under SFAS 133, all of our derivative instruments associated with our index products, including certain derivative instruments embedded in the index annuity contracts, are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings. This impacts certain revenues and expenses we report for our index business as follows:

  •
  We must mark to market the call options purchased to fund the annual index credits on our index annuities based upon quoted market prices from related counterparties. We record the change in fair value of these options as a component of our revenues. The change in fair value of derivatives includes the gains or losses recognized at the expiration of the option term or upon early termination and the changes in fair value for open positions.

  •
  Under SFAS 133, the contractual obligations for future annual index credits are treated as a "series of embedded derivatives" over the expected life of the applicable contracts. Policy liabilities for index annuities are equal to the sum of the "host" (or guaranteed) component and the embedded derivative component for each index annuity policy. The host value is established at inception of the contract and accreted over the policy's life at a constant rate of interest. We estimate the fair value of the embedded derivative component at each valuation date by (i) projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and (ii) discounting the excess of the projected contract value amounts at the applicable risk free interest rates. The projections of policy contract values are based on our best estimate assumptions for future policy growth and future policy decrements. Our best estimate assumptions for future policy growth include assumptions for the expected index credit on the next policy anniversary date which are derived from the fair values of the underlying call options purchased to fund such index credits and the expected costs of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary. The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as were used to project policy contract values. Increases or decreases in the fair value of embedded derivatives generally correspond to increases or decreases in the fair values of the call options purchased to fund the annual index credits and changes in the risk free interest rates used to discount the excess of the projected policy contract values over the projected minimum guaranteed contract values. The amounts reported in the consolidated statements of income as "Interest credited to account balances" represent amounts credited to policy liabilities pursuant to SFAS 97 which include index credits through the most recent policy anniversary. The amounts reported in the consolidated statements of income as "Changes in fair value of embedded derivatives" equal the change in the difference between policy benefit reserves for index annuities under SFAS 133 and SFAS 97 at each balance sheet date.

        In general, the change in the fair value of the embedded derivatives will not correspond to the change in fair value of the purchased call options because the purchased call options are one year options while the options valued in the embedded derivatives represent the rights of the contract holder to receive index credits over the entire period the index annuities are expected to be in force, which typically exceeds 10 years.

Deferred Policy Acquisition Costs and Deferred Sales Inducements

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

        Deferred policy acquisition costs and deferred sales inducements totaled $1.9 billion and $1.5 billion at December 31, 2007 and 2006, respectively. For annuity products, these costs are being amortized generally in proportion to expected gross profits from investments and, to a lesser extent, from surrender charges. Current and future period gross profits/margins for index annuities also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. Current period amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. Our estimates of future gross profits/margins are based on actuarial assumptions related to the underlying policies terms, lives of the policies, yield on investments supporting the liabilities and level of expenses necessary to maintain the polices over their entire lives. Revisions are made based on historical results and our best estimates of future experience.

        There were no changes in our estimated future gross profits in 2007 and 2005 that resulted in adjustments to the combined balance of deferred policy acquisition costs and deferred sales inducements. The impact of unlocking during 2006 was a $0.6 million decrease in amortization of deferred sales inducements and a $0.3 million increase in amortization of deferred policy acquisition costs. The impact of unlocking was primarily due to the impact of actual surrender experience on certain older business and changes in the estimates of future surrender experience on such business, offset in part by a reduction in the estimate of future projected policy maintenance expenses.

        If estimated gross profits for all future years on business in force at December 31, 2007 were to increase by a reasonably likely amount of 10%, our combined balance for deferred policy acquisition costs and deferred sales inducements at December 31, 2007 would increase by $35.8 million. Correspondingly, a reasonably likely 10% decrease in estimated gross profits for all future years would results in a $40.2 million decrease in the combined December 31, 2007 balances.

Deferred Income Tax Assets

        As of December 31, 2007 and 2006, we had $75.8 million and $73.8 million, respectively, of net deferred income tax assets. The realization of these assets is primarily based upon estimates of future taxable income, which requires management judgment. The realization of deferred income tax assets related to unrealized losses on available for sale fixed maturity and equity securities is also based upon management's intent to hold these securities for a period of time sufficient to allow for a recovery in fair value and not realize the unrealized loss. Based upon expectations of future taxable income, and considering all other available evidence, management believes the realization of these assets is more likely than not and we have not recorded a valuation allowance against these assets.

Results of Operations for the Three Years Ended December 31, 2007

        Annuity deposits by product type collected during 2007, 2006 and 2005, were as follows:

	Year Ended December 31,
Product Type
	2007	2006	2005
	(Dollars in thousands)
Index Annuities:
Index Strategies	$1,578,347	$1,160,467	$1,780,092
Fixed Strategy	515,229	626,791	908,868

	2,093,576	1,787,258	2,688,960
Fixed Rate Annuities:
Single-Year Rate Guaranteed	45,948	76,164	193,288
Multi-Year Rate Guaranteed	5,158	6,544	12,807

	51,106	82,708	206,095

Total before coinsurance ceded	2,144,682	1,869,966	2,895,055
Coinsurance ceded	1,779	2,859	4,688

Net after coinsurance ceded	$2,142,903	$1,867,107	$2,890,367

        Net annuity deposits after coinsurance increased 15% during 2007 compared to 2006, and decreased 35% during 2006 compared to 2005. We attribute the increase in 2007 to the reinstatement of our A.M. Best Company financial strength rating to A- (Excellent) from B++ (Very Good) on August 3, 2006, certain product initiatives and agent incentives introduced in 2007 and more rational pricing from certain competitors. We attribute the decrease in 2006 to the flat to inverted yield curve interest rate environment that existed throughout the year which made fixed income alternatives such as certificates of deposit more attractive, the impact of FINRA's notice to members on the sale of index annuities which has created confusion and impediments to sales of index annuities by annuity sales agents who are dual licensed to sell both insurance and securities products and highly competitive pricing from certain competitors.

        Our A.M. Best Company financial strength rating is a key element of our competitive position in the index and fixed rate annuity market. The outlook for our current rating is stable. We believe this rating upgrade has enhanced our competitive position and improved our prospects for sales increases in future periods. However, the degree to which this rating upgrade will effect future sales is unknown.

        Net income decreased 62% to $29.0 million in 2007, and increased 76% to $75.5 million in 2006, from $43.0 million in 2005. In general, net income has been increasing each year due to the growth in the volume of business in force and increases in the investment spread earned on our annuity liabilities. Our investment spread measured on a percentage basis declined in 2007 to 2.61% from 2.73% in 2006 due to a higher average cost of money for index annuities. This higher average cost of money generally resulted from increases in the cost of options purchased to fund the index credits on the index annuities which was attributable to increased equity market volatility throughout 2007. See Overview.

        The comparability of the amounts is impacted by (i) realized gains (losses) on investments, (ii) the impact of the application of SFAS 133 to our index annuity business and contingent convertible senior notes, and (iii) the consolidation of the Service Company in 2005 prior to its acquisition on September 2, 2005 under FSP FIN 46(R)-5. We estimate that these items increased (decreased) net income as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Realized gains (losses) on investments	$(1,688)	$427	$(2,653)
Application of SFAS 133 to index annuity business	(32,727)	(4,352)	(5,054)
Application of SFAS 133 to contingent convertible senior notes	(624)	6,076	(2,706)
Consolidation of Service Company under FSP FIN 46(R)-5	—	—	(3,240)

        Realized gains and losses on investments fluctuate from year to year based upon changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other than temporary impairments. Amounts attributable to the application of SFAS 133 to our index annuity business fluctuate based upon changes in the fair values of call options purchased to fund the annual index credits for index annuities and changes in the risk-free interest rates used to discount the embedded derivative liability. The significant increase in the impact from this item for 2007 is attributable to the overall decline in the equity markets during 2007 and declines in the risk-free interest rates used to discount the embedded derivative liability. Changes in the amounts attributable to the application of SFAS 133 to our contingent convertible senior notes are discussed below under change in fair value of embedded derivatives and interest expense on notes payable. As discussed in note 1 to our audited consolidated financial statements, we acquired the Service Company on September 2, 2005 and consolidated it as a wholly-owned subsidiary effective as of that date. Prior to the acquisition, we had an implicit variable interest in the Service Company and consolidated it under FSP FIN 46(R)-5. The reduction in net income for 2005 was principally due to a $2.5 million distribution to the former shareholder of the Service Company prior to the September 2, 2005 acquisition and adjustments to the Service Company's income tax liabilities as a result of a change in its effective income tax rate upon becoming a wholly-owned subsidiary of us.

        Annuity product charges (surrender charges assessed against policy withdrawals) increased 16% to $45.8 million in 2007, and 54% to $39.5 million in 2006, from $25.7 million in 2005. These increases were principally due to increases in policy withdrawals subject to surrender charges due to growth in the volume and aging of the business in force. The increase for 2006 was also due in part to the flat to inverted yield curve interest rate environment that existed throughout the year. Withdrawals from annuity and single premium universal life policies subject to surrender charges were $325.5 million, $270.3 million and $179.3 million for 2007, 2006 and 2005, respectively. The average surrender charge collected on withdrawals subject to a surrender charge was 14.0%, 14.5% and 14.2% for 2007, 2006 and 2005, respectively.

        Net investment income increased 6% to $719.9 million in 2007 and 22% to $677.6 million in 2006 from $554.1 million in 2005. These increases were principally attributable to the growth in our annuity business and corresponding increases in our invested assets, offset by decreases in the average yield earned on investments. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 13% to $12.5 billion at December 31, 2007 and 31% to $11.1 billion at December 31, 2006 compared to $10.5 billion at December 31, 2005, while the average yield earned on average invested assets was 6.11%, 6.14% and 6.18% for 2007, 2006 and 2005, respectively. The declines in the yield earned on average invested assets are attributable to an overall decline in yield on the mix of assets owned in the respective periods. See Quantitative and Qualitative Disclosures About Market Risk.

        Realized gains (losses) on investments include gains and losses on the sale of securities as well as losses recognized when the fair value of a security is written down through earnings in recognition of an other than temporary impairment. Realized gains and losses on investments fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other than temporary impairments. See note 3 to our audited consolidated financial statements for a summary of the components of realized gains (losses) on investments for the years ended December 31, 2007, 2006 and 2005. See Financial Condition—Investments for additional discussion of write downs of the fair values of securities for other than temporary impairments and securities sold at a material loss for the years ended December 31, 2007, 2006 and 2005.

        Change in fair value of derivatives (principally call options purchased to fund annual index credits on index annuities) is affected by the performance of the indices upon which our options are based and the aggregate cost of options purchased. The components of change in fair value of derivatives for the years ended December 31, 2007, 2006 and 2005 are set forth as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Call options:
Gain on option expiration or early termination	$183,488	$61,846	$4,554
Increase (decrease) in unrealized gain/loss	(242,199)	121,833	(22,523)
Interest rate swaps	(1,274)	104	(60)

	$(59,985)	$183,783	$(18,029)

        The differences between the change in fair value of derivatives between years are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation for options expiring during the years ended December 31, 2007, 2006 and 2005 is as follows:

Year Ended December 31,
	2007	2006	2005
S&P 500 Index
Point-to-point strategy	6.9% – 24.4%	1.4% – 16.0%	1.6% – 14.9%
Monthly average strategy	1.2% – 14.1%	1.1% – 9.1%	0.0% – 9.9%
Monthly point-to-point strategy	0.0% – 18.8%	0.0% – 12.7%	0.9% – 12.0%
Lehman Brothers U.S. Aggregate and U.S. Treasury indices	2.6% – 8.8%	0.0% – 5.9%	1.2% – 7.7%

        Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the index annuity policies (participation rates, caps and asset fees) which allow us to manage the cost of the options purchased to fund the annual index credits. The change in fair value of derivatives is also influenced by the aggregate costs of options purchased. The aggregate cost of options has increased primarily due to an increased amount of index annuities in force. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. The increases in market volatility experienced during 2007 have resulted in increased option costs. We have partially mitigated these increases through adjustments to participation rates, caps and asset fees. See Critical Accounting Policies—Derivative Instruments—Index Products.

        Interest credited to account balances increased 39% to $560.2 million in 2007 and 35% to $404.3 million in 2006 from $299.3 million in 2005. The components of interest credited to account balances are summarized as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Index credits on index policies	$403,416	$219,586	$95,020
Interest credited (including changes in minimum guaranteed interest for index annuities)	156,793	184,683	204,234

	$560,209	$404,269	$299,254

        The changes in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index strategies. Total proceeds received upon expiration or gains recognized upon early termination of the call options purchased to fund the annual index credits were $392.1 million, $214.3 million and $88.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. The decreases in interest credited were due to reductions in the account balances receiving a fixed rate of interest and decreases in interest crediting rates on several of our products. A significant factor in the reductions in interest credited on fixed rate annuities is the reduced interest on multi-year rate guarantee annuities. A significant amount of these annuities were sold in 2001 with an initial rate guaranteed for the first five policy years. We experienced surrenders of these policies upon expiration of this initial guaranteed interest during 2006 and reduced the crediting rates on those policies that remained in force. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 12% to $11.9 billion in 2007 and 19% to $10.6 billion in 2006 from $8.9 billion in 2005.

        Amortization of deferred sales inducements decreased 53% to $11.7 million in 2007 and increased 103% to $24.8 million in 2006 from $12.2 million in 2005. In general, amortization of deferred sales inducements has been increasing each year due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium and interest bonus annuity products. Bonus products represented 86%, 77% and 68% of our total annuity deposits during 2007, 2006 and 2005, respectively. The anticipated increase in amortization from these factors has been affected by amortization associated with the application of SFAS 133 to our index annuity business. The application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options) because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceed 10 years. The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business decreased amortization by $23.4 million,

$2.9 million and $3.2 million in 2007, 2006 and 2005, respectively. Excluding these amounts, amortization of deferred sales inducements would have been $35.1 million, $27.7 million and $15.4 million for 2007, 2006 and 2005, respectively. See Critical Accounting Policies—Deferred Policy Acquisition Costs and Deferred Sales Inducements. The comparisons between years are also affected by amortization associated with realized gains (losses) on investments. The gross profit adjustments from net realized gains (losses) on investments decreased amortization by $0.3 million and $0.8 million in 2007 and 2005, respectively, and increased amortization by $0.2 million in 2006.

        Change in fair value of embedded derivatives was a decrease of $67.9 million during 2007 compared to increases of $151.1 million in 2006 and $31.1 million in 2005. The components of change in fair value of derivatives are summarized as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Index annuities	$(67,902)	$166,285	$26,461
Contingent convertible senior notes	—	(15,228)	4,626

	$(67,902)	$151,057	$31,087

        The changes related to the embedded derivatives within our index annuities resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options purchased to fund these index credits discussed above in change in fair value of derivatives; (ii) changes in discount rates used in estimating future option costs; and (iii) the growth in the host component of the embedded derivative. See Critical Accounting Policies—Derivative Instruments—Index Products.

        The conversion option embedded within our contingent convertible senior notes was required to be bifurcated and recorded at fair value in accordance with SFAS 133 beginning December 15, 2005 due to an insufficient number of authorized shares. See notes 1 and 7 to our audited consolidated financial statements. Effective June 8, 2006, this conversion option is no longer required to be bifurcated and recorded at fair value upon shareholder approval of an increase of authorized shares. The changes in the fair value of the conversion option embedded within these notes for the years ended December 31, 2006 and 2005 coincide with the changes in the per share price of our common stock during the periods of time during 2006 and 2005 that the conversion option was required to be bifurcated.

        Interest expense on notes payable decreased 20% to $16.2 million in 2007 and increased 25% to $20.4 million in 2006 from $16.3 million in 2005. These changes were primarily due to a decrease in the amortization of the discount on our contingent convertible senior notes to $1.1 million in 2007 and an increase to $4.7 million in 2006 from $0.6 million in 2005. This discount was created in the fourth quarter of 2005 when the conversion option embedded in our contingent convertible senior notes was bifurcated from the host instrument, and adjusted when the derivative was unbifurcated from the host instrument on June 8, 2006. See note 7 to our audited consolidated financial statements.

        Interest expense on subordinated debentures increased 5% to $22.5 million in 2007 and 51% to $21.4 million in 2006 from $14.1 million in 2005. These increases were primarily due to the issuance of additional subordinated debentures of $41.2 million and $56.7 million during 2006 and 2005, respectively. The increase for 2006 was also due to an increases in the weighted average interest rate on the outstanding subordinated debentures which were 8.32%, 8.35% and 7.38% for 2007, 2006 and 2005, respectively. The weighted average interest rates for 2007 and 2006 have increased from 2005 because substantially all of the subordinated debentures issued during 2004 - 2006 have a floating rate of interest based upon the three month London Interbank Offered Rate plus an applicable margin. See Financial Condition—Liabilities.

        Interest expense on amounts due under repurchase agreements decreased 52% to $15.9 million in 2007 and increased 192% to $32.9 million in 2006 from $11.3 million in 2005. The decrease in 2007 was principally due to a decrease in the borrowings outstanding, offset by changes in the weighted average interest rates on amounts borrowed. The increase in 2006 was principally due to an increase in the borrowings outstanding and in the weighted average interest rates on amounts borrowed. Average borrowings outstanding were $301.9 million, $628.0 million and $318.8 million during 2007, 2006 and 2005, respectively and weighted average interest rates were 5.27%, 5.24% and 3.54% for 2007, 2006 and 2005, respectively.

        Amortization of deferred policy acquisition costs decreased 41% to $56.3 million in 2007 and increased 39% to $94.9 million in 2006 from $68.1 million in 2005. In general, amortization has been increasing each year due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The anticipated increase in amortization from these factors has been affected by amortization associated with the application of SFAS 133 to our index annuity business. As discussed above, the application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts. The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business decreased amortization by $52.3 million, $6.7 million, and $9.1 million in 2007, 2006 and 2005, respectively. Excluding these amounts, amortization of deferred policy acquisition costs would have been $108.6 million, $101.6 million and $77.2 million for 2007, 2006 and 2005, respectively. The comparisons between years are also affected by amortization associated with realized gains (losses) on investments. The gross profit adjustments from net realized gains (losses) on investments decreased amortization by $0.9 million and $2.7 million in 2007 and 2005, respectively, and increased amortization by $0.5 million in 2006.

        Other operating costs and expenses increased 19% to $48.2 million in 2007 and 13% to $40.4 million in 2006 from $35.9 million in 2005. The increase in 2007 was principally attributable to increases in legal fees related to the defense of ongoing litigation of $6.0 million and $1.2 million in costs related to the development of an electronic document database. The increase in 2006 was principally attributable to an increase of $2.5 million in risk charges related to our reinsurance agreements with Hannover Life Reassurance Company of America and an increase of $1.9 million in salaries and related cost of employment due to growth in our annuity business, offset by a decrease of $1.7 million in legal fees.

        Income tax expense decreased 67% to $13.9 million in 2007 and increased 63% to $41.4 million in 2006 from $25.4 million in 2005. The changes in income tax expense were principally due to the increase or decrease in income before income taxes. The effective tax rates were 32.4%, 35.4% and 35.8% for 2007, 2006 and 2005, respectively. The effective tax rate for 2007 was less than the applicable statutory federal income tax rate of 35% and the preceding years primarily due to state income tax benefits attributable to losses in the non-life subgroup.

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

        Insurance statutes regulate the type of investments that our life subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and our business and investment strategy, we generally seek to invest in United States government and government-sponsored agency securities and corporate securities rated investment grade by established nationally recognized rating organizations or in securities of comparable investment quality, if not rated.

        We have classified a portion of our fixed maturity investments as available for sale. Available for sale securities are reported at fair value and unrealized gains and losses, if any, on these securities (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) are included directly in a separate component of stockholders' equity, thereby exposing stockholders' equity to volatility due to changes in market interest rates and the accompanying changes in the reported value of securities classified as available for sale, with stockholders' equity increasing as interest rates decline and, conversely, decreasing as interest rates rise.

        The carrying value of investments increased to $12.6 billion at December 31, 2007 compared to $11.4 billion at December 31, 2006 as a result of the growth in our annuity business discussed above. At December 31, 2007, the fair value of our available for sale fixed maturity and equity securities was $129.2 million less than the amortized cost of those investments, compared to $120.6 million at December 31, 2006. At December 31, 2007, the amortized cost of our fixed maturity securities held for investment exceeded the fair value by $142.9 million, compared to $256.9 million at December 31, 2006. The decrease in net unrealized investment losses at December 31, 2007 compared to December 31, 2006 was principally related to a decrease in the general level of interest rates.

        The composition of our investment portfolio is summarized in the table below (dollars in thousands):

	December 31,
	2007		2006
	Carrying Amount	Percent	Carrying Amount	Percent
Fixed maturity securities:
United States Government full faith and credit	$19,882	0.2%	$2,746	—
United States Government sponsored agencies	8,208,909	65.1%	7,966,485	70.0%
Public utilities	146,525	1.1%	137,461	1.2%
Corporate securities	1,084,550	8.6%	643,850	5.6%
Redeemable preferred stocks	188,054	1.5%	135,933	1.2%
Mortgage and asset-backed securities:
Government	75,353	0.6%	67,883	0.6%
Non-Government	641,232	5.1%	350,817	3.1%

Total fixed maturity securities	10,364,505	82.2%	9,305,175	81.7%
Equity securities	87,412	0.7%	45,512	0.4%
Mortgage loans on real estate	1,953,894	15.5%	1,652,757	14.5%
Derivative instruments	204,657	1.6%	381,601	3.4%
Policy loans	427	—	419	—

	$12,610,895	100.0%	$11,385,464	100.0%

        The table below presents our total fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations (dollars in thousands).

		December 31,
		2007		2006
NAIC	Rating Agency	Carrying Amount	Percent	Carrying Amount	Percent
1	Aaa/Aa/A	$9,361,755	90.3%	$8,643,440	92.9%
2	Baa	915,259	8.8%	556,218	6.0%
3	Ba	53,784	0.5%	88,896	0.9%
4	B	20,310	0.3%	12,022	0.1%
5	Caa and lower	13,397	0.1%	—	—
6	In or near default	—	—	4,599	0.1%

		$10,364,505	100.0%	$9,305,175	100.0%

        Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location, and loan size. Our mortgage lending policies include limits on the amount that can be loaned to one borrower and other criteria to reduce our risk of default. As of December 31, 2007, there were no delinquencies or defaults in our commercial mortgage loan portfolio and no impaired loans requiring a valuation allowance. The commercial mortgage loan portfolio is summarized by geographic region and property type as follows (dollars in thousands):

	December 31,
	2007		2006
	Carrying Amount	Percent	Carrying Amount	Percent
Geographic distribution
East	$458,418	23.5%	$364,977	22.1%
Middle Atlantic	133,662	6.8%	115,930	7.0%
Mountain	310,244	15.9%	267,808	16.2%
New England	45,618	2.3%	43,228	2.6%
Pacific	141,264	7.2%	132,085	8.0%
South Atlantic	344,800	17.7%	299,373	18.1%
West North Central	356,334	18.2%	290,592	17.6%
West South Central	163,554	8.4%	138,764	8.4%

	$1,953,894	100.0%	$1,652,757	100.0%

Property type distribution
Office	$586,109	30.0%	$508,093	30.7%
Medical Office	108,667	5.6%	78,147	4.7%
Retail	438,214	22.4%	389,534	23.6%
Industrial/Warehouse	453,654	23.2%	381,248	23.1%
Hotel	115,758	5.9%	71,510	4.3%
Apartments	105,431	5.4%	91,190	5.5%
Mixed use/other	146,061	7.5%	133,035	8.1%

	$1,953,894	100.0%	$1,652,757	100.0%

        Our derivative instruments primarily consist of call options purchased to provide the income needed to fund the annual index credits on our index annuity products. See Critical Accounting Policies—Derivative Instruments.

Liabilities

        Our liability for policy benefit reserves increased to $14.7 billion at December 31, 2007 compared to $13.2 billion at December 31, 2006, primarily due to additional annuity sales as discussed above. Substantially all of our annuity products have a surrender charge feature designed to reduce the risk of early withdrawal or surrender of the policies and to compensate us for our costs if policies are withdrawn early. Notwithstanding these policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates and other factors.

        As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). The amounts outstanding under repurchase agreements at December 31, 2007 and 2006 were $257.2 million and $386.0 million, respectively. These borrowings are collateralized by investment securities with fair values approximately equal to the amount due. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $301.9 million, $628.0 million and $318.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The weighted average interest rate on amounts due under repurchase agreements was 5.27%, 5.24% and 3.54% for the years ended December 31, 2007, 2006 and 2005, respectively.

        In December 2004, we issued $260.0 million of contingent convertible senior notes due December 6, 2024. The notes are unsecured and bear interest at a fixed rate of 5.25% per annum. Interest is payable semi-annually in arrears on June 6 and December 6 of each year, beginning June 6, 2005. In addition to regular interest on the notes, beginning with the six-month interest period ending June 6, 2012, we will also pay contingent interest under certain conditions at a rate of 0.5% per annum based on the average trading price of the notes during a specified period. We repurchased $20.4 million of the notes in February 2008.

        The notes are convertible at the holders' option prior to the maturity date into cash and shares of our common stock under certain conditions. The conversion price per share is $14.47 which represents a conversion rate of 69.1 shares of our common stock per $1,000 in principal amount of notes. Upon conversion, we will deliver to the holder cash equal to the aggregate principal amount of the notes to be converted and will deliver shares of our common stock for the amount by which the conversion value exceeds the aggregate principal amount of the notes to be converted (commonly referred to as "net share settlement"). See note 7 to the audited consolidated financial statements for additional details concerning the conversion features of the notes and the dilutive effect of the notes in our diluted earnings per share calculation.

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

        Following is a summary of subordinated debt obligations to the trusts at December 31, 2007 and 2006:

	December 31,
			Interest Rate
	2007	2006		Due Date
	(Dollars in thousands)
American Equity Capital Trust I	$23,203	$23,483	8%	September 30, 2029
American Equity Capital Trust II	75,517	75,396	5%	June 1, 2047
American Equity Capital Trust III	27,840	27,840	*LIBOR + 3.90%	April 29, 2034
American Equity Capital Trust IV	12,372	12,372	*LIBOR + 4.00%	January 8, 2034
American Equity Capital Trust VII	10,830	10,830	*LIBOR + 3.75%	December 14, 2034
American Equity Capital Trust VIII	20,620	20,620	*LIBOR + 3.75%	December 15, 2034
American Equity Capital Trust IX	15,470	15,470	*LIBOR + 3.65%	June 15, 2035
American Equity Capital Trust X	20,620	20,620	*LIBOR + 3.65%	September 15, 2035
American Equity Capital Trust XI	20,620	20,620	8.595%	December 15, 2035
American Equity Capital Trust XII	41,238	41,238	*LIBOR + 3.50%	April 7, 2036

	$268,330	$268,489

*—three month London Interbank Offered Rate

        The interest rate for Trust XI is fixed at 8.595% for 5 years until December 15, 2010 and then is floating based upon the three month London Interbank Offered Rate plus 3.65%.

        American Equity Capital Trust I issued 865,671 shares of trust preferred securities, of which 2,000 shares are held by one of our subsidiaries. During 2007, 2006 and 2005, 9,333 shares, 14,000 shares and 5,667 shares of these trust preferred securities converted into 34,567 shares, 51,849 shares and 20,988 shares, respectively, of our common stock. The remaining 746,671 shares of these trust preferred securities not held by a subsidiary are convertible into 2,765,390 shares of our common stock.

        American Equity Capital Trust II issued $97.0 million (97,000 shares) of 5% trust preferred securities and we issued $100 million of our 5% subordinated debentures. The consideration received by American Equity Capital Trust II in connection with the issue of its trust preferred securities consisted of fixed income trust preferred securities of equal value issued by Farm Bureau Life Insurance Company.

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

        Details regarding the interest rate swaps are as follows (dollars in thousands):

				December 31,
				2007	2006
Maturity Date	Notional Amount	Receive Rate	Pay Rate	Estimated Fair Value	Estimated Fair Value
April 29, 2009	$20,000	*LIBOR	4.94%	$(274)	$56
December 15, 2009	20,000	*LIBOR	4.93%	(440)	41
September 15, 2010	20,000	*LIBOR(a)	5.19%	(348)	(8)
April 7, 2011	20,000	*LIBOR(a)	5.23%	(405)	(15)

				$(1,467)	$74

(a)—subject to a floor of 4.25%

        During the fourth quarter of 2006, we entered into a $150 million revolving line of credit with eight banks. The amount outstanding under this revolving line of credit at December 31, 2007 was $5.0 million. See note 7 to our audited consolidated financial statements for additional details concerning the terms of the revolving line of credit.

        At December 31, 2007, one of our subsidiaries had $8.2 million outstanding under a credit agreement with a third party. Quarterly payments in amounts ranging from $1.1 million to $1.3 million are payable over the next eight quarters with interest computed at a fixed rate of 11.2%. Cash and cash equivalents at December 31, 2007 include $1.7 million of restricted cash under the terms of the credit agreement. See note 7 to our audited consolidated financial statements for additional information concerning this credit agreement.

Stockholders' Equity

        During 2007, we purchased 299,552 shares of our common stock under a share repurchase program approved by our board of directors in November 2007. Under the program, we are authorized to repurchase up to 10,000,000 shares of our common stock.

        During 2007 and 2006, the NMO Deferred Compensation Trust (NMO Trust) purchased 359,489 and 1,052,065 shares of our common stock at a total cost of $4.4 million and $12.7 million, respectively. These shares are treated as treasury stock and are held by the NMO Trust for the benefit of agents who have earned shares of our common stock under the American Equity Investment NMO Deferred Compensation Plan. See note 10 to our audited consolidated financial statements.

        During 2006 and 2005, we issued 19,500 shares of our common stock in each year to an agent's beneficiaries in settlement of the agent's deferred compensation arrangement.

        During 2005, certain officers and directors exercised subscription rights to purchase shares of our common stock with respect to 2,151,375 shares. The subscription rights had an exercise price of $5.33 per share and the tax benefit realized for the tax deduction from the exercise of the subscription rights was $4.7 million.

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

Liquidity for Insurance Operations

        Our life subsidiaries generally receive adequate cash flow from premium collections and investment income to meet their obligations. Annuity and life insurance liabilities are generally long-term in nature. Policyholders may, however, withdraw funds or surrender their policies, subject to surrender and withdrawal penalty provisions. At December 31, 2007, approximately 98% of our annuity liabilities were subject to penalty upon surrender, with a weighted average remaining surrender charge period of 10.2 years and a weighted average surrender charge rate of 13.7%.

        We believe that the diversity of our investment portfolio and the concentration of investments in high-quality securities provides sufficient liquidity to meet foreseeable cash requirements. The investment portfolio at December 31, 2007 included $4.6 billion (amortized cost basis) of publicly traded available for sale investment grade bonds. Although there is no present need or intent to dispose of such investments, our life subsidiaries could readily liquidate portions of their investments, if such a need arose. See Quantitative and Qualitative Disclosures about Market Risk for further discussion of the related interest rate risk exposure. In addition, investments could be used to facilitate borrowings under repurchase agreements. As indicated above, such borrowings have been used by American Equity Life from time to time to increase our return on investments.

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

        The payment of dividends or distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary's state of domicile's insurance department. Currently, American Equity Life may pay dividends or make other distributions without the prior approval of its state of domicile's insurance department, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2008, up to approximately $99.1 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Division. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had approximately $159.6 million of statutory earned surplus at December 31, 2007.

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

        The transfer of funds by American Equity Life is also restricted by a covenant in our revolving line of credit agreement which requires American Equity Life to maintain a minimum risk-based capital ratio of 200%. American Equity Life's risk-based capital ratio was 426% at December 31, 2007.

        Statutory accounting practices prescribed or permitted for our life subsidiaries differ in many respects from those governing the preparation of financial statements under GAAP. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. Information as to statutory capital and surplus and statutory net income for our life subsidiaries as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 is included in note 11 to our audited consolidated financial statements.

        In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2007.

	Payments Due by Period
	Total	Less Than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years
	(Dollars in thousands)
Annuity and single premium universal life products(1)	$17,663,032	$1,274,130	$4,233,768	$2,633,056	$9,522,078
Notes payable, including interest payments	501,313	18,512	31,701	27,300	423,800
Subordinated debentures, including interest payments(2)	899,097	20,579	41,159	41,159	796,200
Operating leases	3,114	964	1,636	361	153
Mortgage loan funding	36,860	36,860	—	—	—

Total	$19,103,416	$1,351,045	$4,308,264	$2,701,876	$10,742,231

(1)
Amounts shown in this table are projected payments through the year 2027 which we are contractually obligated to pay to our annuity policyholders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency, when applicable. These assumptions are based on our historical experience.

(2)
Amount shown is net of equity investments in the capital trusts due to the contractual right of offset upon repayment of the notes.

New Accounting Pronouncements

        In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, ("SFAS 159"). SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be reported at fair value. Unrealized gains and losses on items for which the fair value option is elected shall be reported in net income. SFAS 159 also requires additional disclosures that are intended to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities and between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS 159 is effective beginning on January 1, 2008. We are currently evaluating the impact SFAS 159 will have on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. For assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to initial recognition, the reporting entity shall disclose information that enables financial statement users to assess the inputs used to develop those measurements. For recurring fair value measurements using significant unobservable inputs, the reporting entity shall disclose the effect of the measurements on earnings for the period. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective beginning on January 1, 2008. We are continuing to evaluate SFAS 157 but do not believe it will have a material impact on our consolidated financial statements.

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

        We seek to maximize the total return on our available for sale investments through active investment management. Accordingly, we have determined that our available for sale portfolio of fixed maturity securities is available to be sold in response to: (i) changes in market interest rates; (ii) changes in relative values of individual securities and asset sectors; (iii) changes in prepayment risks; (iv) changes in credit quality outlook for certain securities; (v) liquidity needs; and (vi) other factors. Sales of available for sale securities in an unrealized loss position are subject to other than temporary impairment considerations including our stated intent to hold until recovery. We have a portfolio of held for investment securities which consists principally of long duration bonds issued by U.S. government agencies. These securities are purchased to secure long-term yields which meet our spread targets and support the underlying liabilities.

        Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities issued by Trust III, IV, VII, VIII, IX, X, XI (beginning on December 31, 2010) and XII bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $144.5 million at December 31, 2007, of which $80 million had been swapped to fixed rates (see note 9 to our audited consolidated financial statements). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (participation rates, annual income caps or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

        If interest rates were to increase 10% (45 basis points) from levels at December 31, 2007, we estimate that the fair value of our fixed maturity securities would decrease by approximately $308.3 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be an increase of $43.3 million in the accumulated other comprehensive loss and a decrease to stockholders' equity. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to the their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition—Liquidity for Insurance Operations for a further discussion of the liquidity risk.

        At December 31, 2007, 80% of our fixed income securities have call features and 16% were subject to call redemption. Another 61% will become subject to call redemption through December 31, 2008. During the years ended December 31, 2007 and 2006, we received $131.3 million and $27.8 million, respectively, in net redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on our annuity liabilities, we have the ability to reduce crediting rates (participation rates, annual income caps or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At December 31, 2007, approximately 98% of our annuity liabilities are subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.

        With respect to our index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products. For the years ended December 31, 2007, 2006 and 2005, the annual index credits to policyholders on their anniversaries were $403.4 million, $219.6 million and $95.0 million, respectively. Proceeds received at expiration or gains recognized upon early termination of these options related to such credits were $392.1 million, $214.3 million and $88.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. The difference between proceeds received at expiration or gains recognized upon early termination of these options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us.

        Within our hedging process we purchase options out of the money to the extent of anticipated minimum guaranteed interest on index policies. On the anniversary dates of the index policies, we purchase new one-year call options to fund the next annual index credits. The risk associated with these prospective purchases is the uncertainty of the cost, which will determine whether we are able to earn our spread on our index business. We manage this risk through the terms of our index annuities, which permit us to change annual participation rates, asset fees, and caps, subject to contractual features. By modifying participation rates, asset fees or caps, we can limit option costs to budgeted amounts, except in cases where the contractual features would prevent further modifications. Based upon actuarial testing which we conduct as a part of the design of our index products and on an ongoing basis, we believe the risk that contractual features would prevent us from controlling option costs is not material.

Item 8.    Consolidated Financial Statements and Supplementary Data

        The consolidated financial statements are included as a part of this report on Form 10-K on pages F-1 through F-44.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures.

        In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that due to the identification of a material weakness in internal control over financial reporting as described below, the design and operation of our disclosure controls and procedures were not effective as of December 31, 2007 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

(b)
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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has determined that we did not maintain effective internal control over financial reporting as of December 31, 2007, due to the identification of a material weakness in internal control over financial reporting related to our accounting for policy benefit reserves for index annuities. Specifically, as of December 31, 2007, our newly implemented controls to ensure the completeness and accuracy of data to calculate policy benefit reserves for index annuities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and policies to monitor the effectiveness of controls within the process for calculating policy benefit reserves for index annuities had not operated for a sufficient period of time to conclude as to their effectiveness.

        The Company's independent registered public accounting firm, KPMG LLP, issued an attestation report on the effectiveness of management's internal control over financial reporting. This report appears on page F-2.

(c)
Changes in Internal Control over Financial Reporting.

        There were changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes consist of implementation of an automated calculation of the policy benefit reserves pursuant to SFAS 133 that eliminates the need to transfer data manually between spreadsheets, the addition of an actuarial resource with SFAS 133 expertise, and the addition of activities to monitor the effectiveness of controls over the calculation of policy benefit reserves by internal audit. While management believes that the proper controls have been implemented as of December 31, 2007, additional documentation, testing and time is needed to be able to conclude that this material weakness has been remediated.

Item 9B.    Other Information

        There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2007 which has not been previously reported.

PART III

        The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 5, 2008 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2007.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of March, 2008.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
By:	/s/ D.J. NOBLE D.J. Noble President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date

/s/ D.J. NOBLE D.J. Noble	Chairman of the Board and President, (Principal Executive Officer)	March 14, 2008
/s/ WENDY L. CARLSON Wendy L. Carlson	Chief Financial Officer and General Counsel (Principal Financial Officer)	March 14, 2008
/s/ TED M. JOHNSON Ted M. Johnson	Vice President—Controller (Principal Accounting Officer)	March 14, 2008
/s/ ALEX M. CLARK Alex M. Clark	Director	March 14, 2008
/s/ JAMES M. GERLACH James M. Gerlach	Director	March 14, 2008
/s/ ROBERT L. HILTON Robert L. Hilton	Director	March 14, 2008
/s/ ROBERT L. HOWE Robert L. Howe	Director	March 14, 2008
/s/ JOHN M. MATOVINA John M. Matovina	Director	March 14, 2008
/s/ A.J. STRICKLAND, III A.J. Strickland, III	Director	March 14, 2008
/s/ HARLEY A. WHITFIELD Harley A. Whitfield	Director	March 14, 2008
/s/ KEVIN R. WINGERT Kevin R. Wingert	Director	March 14, 2008

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
American Equity Investment Life Holding Company:

        We have audited the accompanying consolidated balance sheets of American Equity Investment Life Holding Company and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules listed in the Index on page F-1. We also have audited the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified and included in its assessment a material weakness in the Company's internal control over accounting for policy benefit reserves for index annuities in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our opinion on the effectiveness of internal control over financial reporting does not affect our opinion on the consolidated financial statements and financial statement schedules.

        As discussed in Note 1 to the consolidated financial statements, the Company has adopted American Institute of Certified Public Accountants Statement of Position 05-01, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges in Insurance Contracts, effective January 1, 2007, Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109, effective January 1, 2007, and in 2006 the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

/s/ KPMG LLP
Des Moines, Iowa March 14, 2008

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2007	2006
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2007—$5,120,268; 2006—$4,297,182)	$5,008,772	$4,177,029
Held for investment, at amortized cost (fair value: 2007—$5,212,815; 2006—$4,871,237)	5,355,733	5,128,146
Equity securities, available for sale, at fair value (cost: 2007—$105,155; 2006—$46,000)	87,412	45,512
Mortgage loans on real estate	1,953,894	1,652,757
Derivative instruments	204,657	381,601
Policy loans	427	419

Total investments	12,610,895	11,385,464
Cash and cash equivalents	18,888	29,949
Coinsurance deposits	1,698,153	1,841,720
Accrued investment income	77,348	68,323
Deferred policy acquisition costs	1,272,108	1,088,890
Deferred sales inducements	588,473	427,554
Deferred income taxes	75,806	73,831
Income taxes recoverable	24,990	4,526
Other assets	27,711	69,866

Total assets	$16,394,372	$14,990,123

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

	December 31,
	2007	2006
Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$109,570	$93,632
Annuity products	14,602,210	13,114,299
Other policy funds and contract claims	120,186	128,579
Notes payable	268,339	266,383
Subordinated debentures	268,330	268,489
Amounts due under repurchase agreements	257,225	385,973
Other liabilities	156,877	137,702

Total liabilities	15,782,737	14,395,057
Stockholders' equity:
Common stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding 2007—53,556,002 shares (excluding 3,329,718 treasury shares); 2006—53,500,926 shares (excluding 2,664,448 treasury shares)	53,556	53,501
Additional paid-in capital	387,302	389,644
Unallocated common stock held by ESOP; 2007—629,565 shares	(6,781)	—
Accumulated other comprehensive loss	(38,929)	(38,769)
Retained earnings	216,487	190,690

Total stockholders' equity	611,635	595,066

Total liabilities and stockholders' equity	$16,394,372	$14,990,123

See accompanying notes to consolidated financial statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Traditional life and accident and health insurance premiums	$12,623	$13,622	$13,578
Annuity product charges	45,828	39,472	25,686
Net investment income	719,916	677,638	554,118
Realized gains (losses) on investments	(3,882)	1,345	(7,635)
Change in fair value of derivatives	(59,985)	183,783	(18,029)

Total revenues	714,500	915,860	567,718
Benefits and expenses:
Insurance policy benefits and change in future policy benefits	8,419	8,808	8,504
Interest credited to account balances	560,209	404,269	299,254
Amortization of deferred sales inducements	11,708	24,793	12,225
Change in fair value of embedded derivatives	(67,902)	151,057	31,087
Interest expense on notes payable	16,221	20,382	16,324
Interest expense on subordinated debentures	22,520	21,354	14,145
Interest expense on amounts due under repurchase agreements	15,926	32,931	11,280
Amortization of deferred policy acquisition costs	56,330	94,923	68,109
Other operating costs and expenses	48,230	40,418	35,896

Total benefits and expenses	671,661	798,935	496,824

Income before income taxes and minority interest	42,839	116,925	70,894
Income tax expense	13,863	41,440	25,402

Income before minority interest	28,976	75,485	45,492
Minority interest	—	—	2,500

Net income	$28,976	$75,485	$42,992

Earnings per common share	$0.51	$1.34	$1.09
Earnings per common share—assuming dilution	$0.50	$1.27	$0.99
Weighted average common shares outstanding (in thousands):
Earnings per common share	56,760	56,243	39,333
Earnings per common share—assuming dilution	59,848	60,421	44,513

See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2004	$36,769	$217,384	$—	$(19,269)	$70,659	$305,543
Comprehensive income:
Net income for year	—	—	—	—	42,992	42,992
Change in net unrealized investment gains/losses	—	—	—	(8,037)	—	(8,037)

Total comprehensive income						34,955
Conversion of $170 of subordinated debentures	21	139	—	—	—	160
Issuance of 19,500 shares of common stock	20	202	—	—	—	222
Issuance of 14,950,000 shares of common stock less issuance expenses of $9,896	14,950	148,574	—	—	—	163,524
Exercise of 2,176,349 management subscription rights and stock options, including excess income tax benefits	2,176	14,399	—	—	—	16,575
Dividends on common stock ($0.04 per share)	—	—	—	—	(1,621)	(1,621)

Balance at December 31, 2005	53,936	380,698	—	(27,306)	112,030	519,358
Cumulative adjustment—SAB 108	—	—	—	—	5,848	5,848
Reclassification of equity awards	—	13,830	—	—	—	13,830
Comprehensive income:
Net income for year	—	—	—	—	75,485	75,485
Change in net unrealized investment gains/losses	—	—	—	(11,463)	—	(11,463)

Total comprehensive income						64,022
Conversion of $420 of subordinated debentures	52	346	—	—	—	398
Issuance of 19,500 shares of common stock	19	191	—	—	—	210
Settlement of option agreement, including excess income tax benefit	—	(1,580)	—	—	—	(1,580)
Acquisition of 1,073,365 shares of common stock	(1,073)	(11,887)	—	—	—	(12,960)
Share-based compensation	—	4,497	—	—	—	4,497
Issuance of 566,845 shares of common stock under compensation plans, including excess income tax benefits	567	3,549	—	—	—	4,116
Dividends on common stock ($0.05 per share)	—	—	—	—	(2,673)	(2,673)

Balance at December 31, 2006	53,501	389,644	—	(38,769)	190,690	595,066

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Comprehensive income:
Net income for the year	$—	$—	$—	$—	$28,976	$28,976
Change in net unrealized investment gains/losses	—	—	—	(160)	—	(160)

Total comprehensive income						28,816
Conversion of $280 of subordinated debentures	35	245	—	—	—	280
Acquisition of 674,759 shares of common stock	(675)	(6,479)	—	—	—	(7,154)
Acquisition of 650,000 shares of common stock by ESOP	—	—	(7,001)	—	—	(7,001)
Allocation of 20,435 shares of common stock by ESOP, including excess income tax benefits	—	(7)	220	—	—	213
Share-based compensation, including excess income tax benefits	—	4,097	—	—	—	4,097
Issuance of 72,489 shares of common stock under compensation plans, including excess income tax benefits	72	425	—	—	—	497
Net issuance of 622,779 shares of common stock under stock option and warrant agreement	623	(623)	—	—	—	—
Dividends on common stock ($0.06 per share)	—	—	—	—	(3,179)	(3,179)

Balance at December 31, 2007	$53,556	$387,302	$(6,781)	$(38,929)	$216,487	$611,635

See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities
Net income	$28,976	$75,485	$42,992
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	560,209	404,269	299,254
Amortization of deferred sales inducements	11,708	24,793	12,225
Annuity product charges	(45,828)	(39,472)	(25,686)
Change in fair value of embedded derivatives	(67,902)	151,057	31,087
Increase in traditional life and accident and health insurance reserves	8,450	10,776	8,863
Policy acquisition costs deferred	(235,821)	(205,586)	(325,424)
Amortization of deferred policy acquisition costs	56,330	94,923	68,109
Amortization of discount on contingent convertible notes	1,067	4,841	—
Provision for depreciation and other amortization	1,380	1,846	2,002
Amortization of discounts and premiums on investments	(255,328)	(248,746)	(188,463)
Realized losses (gains) on investments	3,882	(1,345)	7,635
Change in fair value of derivatives	59,985	(183,783)	18,029
Deferred income taxes	(1,890)	21,296	(31,990)
Share-based compensation	3,995	4,497	—
ESOP compensation	209	—	—
Change in accrued investment income	(9,025)	(8,739)	(14,713)
Change in income taxes recoverable/payable	(20,464)	(2,697)	(10,383)
Change in other assets	1,820	(3,518)	(2,727)
Change in other policy funds and contract claims	(8,393)	2,192	31,977
Change in other liabilities	(10,059)	(45,032)	59,617

Net cash provided by (used in) operating activities	83,301	57,057	(17,596)

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities—available for sale	233,645	386,896	379,015
Fixed maturity securities—held for investment	28,147	—	1,332,689
Equity securities, available for sale	18,559	58,095	12,247
Mortgage loans on real estate	166,996	132,902	136,356
Derivative instruments	445,337	246,409	118,200
Acquisitions of investments:
Fixed maturity securities—available for sale	(975,322)	(547,789)	(1,851,905)
Fixed maturity securities—held for investment	—	(176,169)	(1,741,856)
Equity securities, available for sale	(78,606)	(13,879)	(60,707)
Mortgage loans on real estate	(468,133)	(464,022)	(498,214)
Derivative instruments	(328,201)	(239,719)	(180,440)
Policy loans	(8)	(57)	—
Purchases of property, furniture and equipment	(697)	(378)	(5,010)

Net cash used in investing activities	(958,283)	(617,711)	(2,359,625)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$2,144,682	$1,869,966	$2,895,055
Coinsurance deposits	198,136	190,198	163,980
Return of annuity and single premium universal life policyholder account balances	(1,318,296)	(1,631,241)	(992,482)
Financing fees incurred and deferred	—	(1,782)	(2,042)
Proceeds from notes payable	5,000	—	—
Repayments of notes payable	(4,110)	(4,095)	(6,958)
Increase (decrease) in amounts due under repurchase agreements	(128,748)	(10,724)	131,822
Proceeds from issuance of subordinated debentures	—	40,000	55,000
Acquisition of common stock	(14,154)	(12,960)	—
Settlement of option agreement	—	(514)	—
Excess tax benefits realized from share-based compensation plans	251	2,812	4,781
Proceeds from issuance of common stock	353	2,424	175,539
Checks in excess of cash balance	(16,014)	36,797	—
Dividends paid	(3,179)	(2,673)	(1,621)

Net cash provided by financing activities	863,921	478,208	2,423,074

Increase (decrease) in cash and cash equivalents	(11,061)	(82,446)	45,853
Cash and cash equivalents at beginning of year	29,949	112,395	66,542

Cash and cash equivalents at end of year	$18,888	$29,949	$112,395

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$53,208	$68,490	$41,119
Income taxes	35,964	20,029	62,993
Non-cash operating activity:
Deferral of sales inducements	168,003	133,701	163,646
Non-cash financing activities:
Conversion of subordinated debentures	280	398	160
Subordinated debentures issued to subsidiary trusts for common equity securities of the subsidiary trust	—	1,238	1,730

See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies

Organization

        American Equity Investment Life Holding Company (the Company), through its wholly-owned subsidiaries, American Equity Investment Life Insurance Company and American Equity Investment Life Insurance Company of New York, is licensed to sell insurance products in 50 states and the District of Columbia at December 31, 2007. The Company offers a broad array of annuity and insurance products. The Company's business consists primarily of the sale of index and fixed rate annuities. The Company operates solely in the life insurance business.

Consolidation and Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: American Equity Investment Life Insurance Company ("American Equity Life"), American Equity Investment Life Insurance Company of New York, American Equity Capital, Inc., American Equity Investment Properties, L.C. and American Equity Investment Service Company ("Service Company"), which was acquired on September 2, 2005, see note 8. Prior to September 2, 2005, the consolidated financial statements included the accounts of the Service Company, a variable interest entity, as discussed below. All significant intercompany accounts and transactions have been eliminated.

        In the first quarter of 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FIN 46(R)-5, Implicit Variable Interests under FIN 46 ("FSP FIN 46(R)-5"). The Company adopted FSP FIN 46(R)-5 in the first quarter of 2005 and as permitted by the FSP, applied it retroactively to January 1, 2003, the date of the Company's original adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). There was no cumulative effect on January 1, 2003 due to the adoption of FSP FIN 46(R)-5. Prior to the acquisition of the Service Company on September 2, 2005, the Company had an implicit variable interest in the Service Company and was required to consolidate the Service Company under FSP FIN 46(R)-5. A $2.5 million dividend distribution to the Company's chairman by the Service Company preceding this acquisition is recorded in the 2005 consolidated statement of income on the minority interest line. For further information on the Service Company, see note 8.

        The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are utilized in the calculation of deferred policy acquisition costs, deferred sales inducements, policy benefit reserves and accruals, valuation of derivatives, including embedded derivatives on index reserves and contingent convertible senior notes, other than temporary impairment of investments and valuation allowances on deferred tax assets. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized.

Reclassifications

        Certain items appearing in the 2006 and 2005 consolidated financial statements have been reclassified to conform with the current year presentation.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Organization and Significant Accounting Policies (Continued)

Investments

        Fixed maturity securities (bonds and redeemable preferred stocks maturing more than one year after issuance) that may be sold prior to maturity are classified as available for sale. Available for sale securities are reported at estimated fair value and unrealized gains and losses, if any, on these securities are included directly in a separate component of stockholders' equity, net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements. Fair values, as reported herein, of fixed maturity and equity securities are based on the latest quoted market prices from third parties, or for those fixed maturity securities not readily marketable, yield data and other factors relating to instruments or securities with similar characteristics are used. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities' expected lives. Amortization/accrual of premiums and discounts on mortgage and asset-backed securities incorporate prepayment assumptions to estimate the securities' expected lives. Interest income is recognized as earned.

        Fixed maturity securities that the Company has the positive intent and ability to hold to maturity are classified as held for investment. Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the fair value of these securities, except for declines that are other than temporary, are not reflected in the Company's consolidated financial statements. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities' expected lives.

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

        Mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts. Interest income is recorded when earned. If the Company determines that the value of any mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or the fair value of the underlying collateral. The carrying value of impaired loans is reduced by the establishment of a valuation allowance, changes to which are recognized as realized gains or losses on investments. There were no valuation allowances at December 31, 2007 and 2006. Interest income on impaired loans is recorded on a cash basis.

        Policy loans are reported at unpaid principal.

        The carrying amounts of all the Company's investments are reviewed on an ongoing basis for credit deterioration and changes in market interest rates. If this review indicates a decline in fair value that is other than temporary, the Company's carrying amount in the investment is reduced to its estimated fair value and a specific write down is taken through earnings. Such reductions in carrying amount are recognized as realized losses and charged to income. Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. The Company would recognize impairment of securities due to changing of interest rates only if the Company no

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Organization and Significant Accounting Policies (Continued)

longer had the ability to hold the securities until recovery or maturity. Factors considered in evaluating whether a decline in value is other than temporary due to credit deterioration include:

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

  Derivative Instruments

        Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), all of the Company's derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings.

        The Company has index annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specified market index. A portion of the premium from each policyholder is invested in investment grade fixed income securities to cover the minimum guaranteed value due the policyholder at the end of the contract term. A portion of the premium is used to purchase derivatives consisting of call options on the applicable market indices to fund the index credits due to index annuity policyholders. Substantially all such call options are one year options purchased to match the funding requirements of the underlying policies. The call options are marked to market with the change in fair value included as a component of our revenues. On the respective anniversary dates of the index policies, the index used to compute the annual index credit is reset and the Company purchases new one-year call options to fund the next annual index credit. The Company manages the cost of these purchases through the terms of its index annuities, which permit the Company to change annual participation rates, caps, and/or asset fees, subject to guaranteed minimums. By adjusting participation rates, caps or asset fees, the Company can generally manage option costs except in cases where the contractual features would prevent further modifications.

        The Company's strategy attempts to mitigate any potential risk of loss under these agreements through a regular monitoring process which evaluates the program's effectiveness. The Company is exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, the Company purchases its option contracts from multiple counterparties and evaluates the creditworthiness of all counterparties prior to purchase of the contracts. At December 31, 2007, all of these options had been purchased from nationally recognized investment banking institutions with a Standard and Poor's credit rating of A or higher.

        Under SFAS 133, the future annual index credits on the Company's index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. The Company does

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Organization and Significant Accounting Policies (Continued)

not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. The Company must value both the call options and the related forward embedded options in the policies at fair value. The change in fair value for the call options is included in the change in fair value of derivatives and the change in fair value adjustment of the embedded options is included in the change in fair value of embedded derivatives in the consolidated statements of income.

        On December 15, 2005, the conversion option embedded in the Company's contingent convertible senior notes was bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in the consolidated statements of income. Effective June 8, 2006, this conversion option was no longer required to be bifurcated and accounted for as a derivative. The changes in the fair value of the conversion option embedded in these notes coincide with the changes in the Company's common stock price during the periods of time during 2006 and 2005 that the conversion option was required to be bifurcated.

Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Deferred Policy Acquisition Costs and Deferred Sales Inducements

        To the extent recoverable from future policy revenues and gross profits, certain costs that vary with and are directly related to the production of new business are not expensed when incurred but instead are capitalized as deferred policy acquisition costs or deferred sales inducements. Deferred policy acquisition costs consist primarily of commissions and certain costs of policy issuance. Deferred sales inducements consist of first-year premium and interest bonuses credited to policyholder account balances.

        For annuity products, these capitalized costs are being amortized generally in proportion to expected gross profits from investments and, to a lesser extent, from surrender charges and mortality and expense margins. That amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized gains/losses) to be realized from a group of products are revised. Deferred policy acquisition costs and deferred sales inducements are also adjusted for the change in amortization that would have occurred if available-for-sale fixed maturity securities and equity securities had been sold at their aggregate fair value and the proceeds reinvested at current yields. The impact of this adjustment is included in accumulated other comprehensive loss within consolidated stockholders' equity.

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

Future Policy Benefits

        Future policy benefit reserves for index annuities are equal to the sum of the fair value of the embedded index options, accumulated index credits and the host contract reserve computed using a method similar to that used for annuity products. Future policy benefit reserves for other annuity

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Organization and Significant Accounting Policies (Continued)

products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. For the years ended December 31, 2007, 2006 and 2005, interest crediting rates for these products ranged from 3.4% to 11.5%. These rates include first-year interest bonuses capitalized as deferred sales inducements.

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

        Certain group policies include provisions for annual experience refunds of premiums equal to net premiums received less a 16% administrative fee and less claims incurred. Such amounts (2007—$0.3 million; 2006—$0.1 million; and 2005—$0.2 million) are reported as a reduction of traditional life and accident and health insurance premiums in the consolidated statements of income.

Deferred Income Taxes

        Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. Deferred income tax assets are subject to ongoing evaluation of whether such assets will more likely than not be realized. The realization of deferred income tax assets primarily depends on generating future taxable income during the periods in which temporary differences become deductible. The realization of deferred income tax assets related to unrealized losses on available for sale fixed maturity and equity securities is also based upon the Company's intent to hold these securities for a period of time sufficient to allow for a recovery in fair value and not realize the unrealized loss. If future taxable income is not generated as expected or if unrealized losses on available for sale securities are realized, deferred income tax assets may need to be written off.

Stockholders' Equity

        On November 19, 2007, the Company's board of directors approved a share repurchase program. The Company is authorized to repurchase up to 10 million shares of its common stock. As of December 31, 2007, the Company had repurchased 299,552 shares under this program at a cost of $2.6 million.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Organization and Significant Accounting Policies (Continued)

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

        During 2005, certain officers and directors exercised subscription rights to purchase shares of the Company's common stock with respect to 2,151,375 shares. The subscription rights had an exercise price of $5.33 per share and the tax benefit realized for the tax deduction from the exercise of the subscription rights was $4.7 million.

Recognition of Premium Revenues and Costs

        Revenues for annuity products include surrender charges assessed against policyholder account balances during the period. Expenses related to annuity products include interest credited to policyholder account balances and the change in fair value of embedded derivatives within index anuity contracts.

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

Premiums and Deposits by Product Type

        The Company markets index annuities, fixed rate annuities and life insurance. In connection with its reinsured group life business, the Company also collects renewal premiums on certain accident and health insurance policies. Premiums and deposits (net of coinsurance), which are not included as revenues in the accompanying consolidated statements of income, collected in 2007, 2006 and 2005, by product category were as follows:

	Year Ended December 31,
Product Type
	2007	2006	2005
	(Dollars in thousands)
Index Annuities:
Index Strategies	$1,577,417	$1,159,035	$1,777,825
Fixed Strategy	514,925	626,018	907,711

	2,092,342	1,785,053	2,685,536
Fixed Rate Annuities	50,561	82,054	204,831
Life Insurance	12,332	13,318	13,077
Accident and Health	291	304	501

	$2,155,526	$1,880,729	$2,903,945

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Organization and Significant Accounting Policies (Continued)

        One national marketing organization through which the Company markets its products accounted for more than 10% of the annuity deposits and insurance premium collections during 2007 and 2006, representing 13% and 14% of the annuity deposits and insurance premiums collected, respectively. Two national marketing organizations through which the Company markets its products each accounted for more than 10% of the annuity deposits and insurance premium collections during 2005 representing 15% and 11% of the annuity deposits and insurance premiums collected.

Comprehensive Income

        Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. Other comprehensive income excludes net realized investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $(3.9) million, $1.4 million and $(7.6) million in 2007, 2006 and 2005, respectively. Such amounts, which have been measured through the date of sale, are net of adjustments to deferred policy acquisition costs, deferred sales inducements and income taxes totaling $(2.2) million in 2007, $0.9 million in 2006 and $(5.0) million in 2005.

Adopted Accounting Pronouncements

        Effective January 1, 2007, the Company adopted Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1") issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred policy acquisition costs and deferred sales inducements on internal replacements of insurance contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. There was no impact on the consolidated financial statements upon the adoption of SOP 05-1.

        Effective January 1, 2007, the Company adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS 155"), which amends SFAS 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 was effective for all financial instruments acquired, issued or subject to a remeasurement event beginning on January 1, 2007. There was no impact on the consolidated financial statements upon adoption.

        Effective January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 ("FIN 48"). FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under FIN 48, a tax position can

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Organization and Significant Accounting Policies (Continued)

be recognized in the financial statements if it is more likely than not that the position will be sustained upon examination by taxing authorities who have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company's policy is to record the interest and penalties on tax obligations on the income tax expense line on the consolidated statements of income. There was no impact of adopting FIN 48 to the consolidated financial statements.

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"), to address diversity in practice in quantifying financial statement misstatements. SAB 108 required an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 was effective for years ending after November 15, 2006. SAB 108 allowed a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance of SAB 108. The Company adopted the provisions of SAB 108 and recorded a $5.8 million cumulative adjustment to the January 1, 2006 retained earnings for items discussed below. These errors were considered immaterial under the Company's previous method of evaluating misstatements.

        The Company adjusted its beginning retained earnings for 2006 by $1.8 million related to the amortization of debt issue costs, discount on debt and discount on certain investments, which were incorrectly being amortized on a straight line basis versus using the effective interest method. These differences had accumulated over a period of years beginning in 1999. The Company also adjusted its beginning retained earnings for 2006 by $4.0 million for a correction of the calculation of its index annuity reserves in accordance with SFAS 133 net of the effects of amortization of deferred policy acquisition costs and deferred sales inducements and taxes. This difference had accumulated over a period of years beginning in 2003. The Company corrected the portion of the errors discussed above that arose during the prior quarters of 2006 in the fourth quarter of 2006 increasing net income by $1.7 million in the fourth quarter. The effect on the first and third quarters of 2006 was to decrease net income by $1.0 million and $0.7 million, respectively, and is immaterial.

New Accounting Pronouncements

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be reported at fair value. Unrealized gains and losses on items for which the fair value option is elected shall be reported in net income. SFAS 159 also requires additional disclosures that are intended to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities and between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS 159 is effective beginning on January 1, 2008. The Company is currently evaluating the impact SFAS 159 will have on the consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Organization and Significant Accounting Policies (Continued)

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. For assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to initial recognition, the reporting entity shall disclose information that enables financial statement users to assess the inputs used to develop those measurements. For recurring fair value measurements using significant unobservable inputs, the reporting entity shall disclose the effect of the measurements on earnings for the period. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective beginning on January 1, 2008. The Company is currently evaluating the impact that SFAS 157 will have on the consolidated financial statements.

2.    Fair Values of Financial Instruments

        The following methods and assumptions were used by the Company in estimating the fair values of financial instruments:

        Fixed maturity securities:    Quoted market prices, when available from third parties, or for securities which are not actively traded, yield data and other factors relating to instruments or securities with similar characteristics are used.

        Equity securities:    Quoted market prices.

        Mortgage loans on real estate:    Discounted expected cash flows using interest rates currently being offered for similar loans.

        Derivative instruments:    Quoted market prices from counterparties.

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

        Annuity policy benefit reserves and coinsurance deposits—related party:    Fair values of the Company's liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities), are stated at the cost the Company would incur to extinguish the liability (i.e., the cash surrender value) adjusted as required under SFAS 133. The coinsurance deposits related to the annuity benefit reserves have fair values determined in a similar fashion. The Company is not required to and has not estimated the fair value of its liabilities under other contracts.

        Notes payable and amounts due under repurchase agreements:    The fair value of the contingent convertible senior notes is based upon quoted market prices. Fair values for other notes payable with fixed interest rates are estimated by discounting expected cash flows using interest rates currently being

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Fair Values of Financial Instruments (Continued)

offered for similar securities. The amounts reported in the consolidated balance sheets for short term indebtedness under repurchase agreements with variable interest rates approximate their fair values.

        Subordinated debentures:    The carrying amount of subordinated debentures with variable interest rates reported in the consolidated balance sheets approximates fair value. Fair values for subordinated debentures with fixed interest rates are estimated by discounting expected cash flows using interest rates currently being offered for similar securities.

        The following sets forth a comparison of the fair values and carrying amounts of the Company's financial instruments:

	December 31,
	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$5,008,772	$5,008,772	$4,177,029	$4,177,029
Held for investment	5,355,733	5,212,815	5,128,146	4,871,237
Equity securities, available for sale	87,412	87,412	45,512	45,512
Mortgage loans on real estate	1,953,894	1,981,078	1,652,757	1,677,846
Derivative instruments	204,657	204,657	381,601	381,601
Policy loans	427	427	419	419
Cash and cash equivalents	18,888	18,888	29,949	29,949
Coinsurance deposits	1,698,153	1,492,095	1,841,720	1,588,465
Liabilities
Annuity benefit reserves	14,711,780	12,576,011	13,207,931	11,138,257
Notes payable	268,339	253,712	266,383	317,172
Subordinated debentures	268,330	261,558	268,489	272,491
Amounts due under repurchase agreements	257,225	257,225	385,973	385,973

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    Investments

        At December 31, 2007 and 2006, the amortized cost and estimated fair value of fixed maturity securities and equity securities were as follows:

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$21,460	$130	$(1,708)	$19,882
United States Government sponsored agencies	2,957,071	1,596	(30,090)	2,928,577
Public utilities	152,741	1,120	(7,336)	146,525
Corporate securities	1,119,879	7,058	(42,387)	1,084,550
Redeemable preferred stocks	132,442	118	(19,907)	112,653
Mortgage and asset-backed securities:
United States Government and agencies	75,611	199	(457)	75,353
Non-government	661,064	4,457	(24,289)	641,232

	$5,120,268	$14,678	$(126,174)	$5,008,772

Held for investment:
United States Government sponsored agencies	$5,280,332	$426	$(133,206)	$5,147,552
Redeemable preferred stock	75,401	—	(10,138)	65,263

	$5,355,733	$426	$(143,344)	$5,212,815

Equity securities, available for sale:
Non-redeemable preferred stocks	$83,485	$48	$(14,700)	$68,833
Common stocks	21,670	124	(3,215)	18,579

	$105,155	$172	$(17,915)	$87,412

December 31, 2006
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$2,770	$14	$(38)	$2,746
United States Government sponsored agencies	2,997,612	1	(83,986)	2,913,627
Public utilities	140,463	484	(3,486)	137,461
Corporate securities	657,067	4,137	(17,354)	643,850
Redeemable preferred stocks	62,126	142	(1,623)	60,645
Mortgage and asset-backed securities:
United States Government and agencies	69,187	13	(1,317)	67,883
Non-government	367,957	51	(17,191)	350,817

	$4,297,182	$4,842	$(124,995)	$4,177,029

Held for investment:
United States Government sponsored agencies	$5,052,858	$3	$(256,912)	$4,795,949
Redeemable preferred stock	75,288	—	—	75,288

	$5,128,146	$3	$(256,912)	$4,871,237

Equity securities, available for sale:
Non-redeemable preferred stocks	$31,514	$41	$(407)	$31,148
Common stocks	14,486	97	(219)	14,364

	$46,000	$138	$(626)	$45,512

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    Investments (Continued)

        The amortized cost and estimated fair value of fixed maturity securities at December 31, 2007, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company's mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available for sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one year through five years	$416,270	$411,117	$—	$—
Due after five years through ten years	790,569	763,781	—	—
Due after ten years through twenty years	1,810,608	1,797,912	815,124	801,004
Due after twenty years	1,366,146	1,319,377	4,540,609	4,411,811

	4,383,593	4,292,187	5,355,733	5,212,815
Mortgage-backed and asset-backed securities	736,675	716,585	—	—

	$5,120,268	$5,008,772	$5,355,733	$5,212,815

        Net unrealized losses on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following at December 31, 2007 and 2006:

	December 31,
	2007	2006
	(Dollars in thousands)
Net unrealized losses on available for sale fixed maturity securities and equity securities	$(129,239)	$(120,641)
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	69,348	60,997
Deferred income tax benefit	20,962	20,875

Net unrealized losses reported as accumulated other comprehensive loss	$(38,929)	$(38,769)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    Investments (Continued)

        The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 352 securities) have been in a continuous unrealized loss position, at December 31, 2007:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$16,987	$(1,708)	$—	$—	$16,987	$(1,708)
United States Government sponsored agencies	134,683	(317)	2,067,137	(29,773)	2,201,820	(30,090)
Public utilities	46,951	(1,528)	44,605	(5,808)	91,556	(7,336)
Corporate securities	337,371	(10,526)	365,796	(31,861)	703,167	(42,387)
Redeemable preferred stocks	57,856	(11,092)	43,015	(8,815)	100,871	(19,907)
Mortgage and asset-backed securities	114,401	(1,336)	356,137	(23,410)	470,538	(24,746)

	$708,249	$(26,507)	$2,876,690	$(99,667)	$3,584,939	$(126,174)

Held for investment:
United States Government sponsored agencies	$—	$—	$4,777,405	$(133,206)	$4,777,405	$(133,206)
Redeemable preferred stock	65,263	(10,138)	—	—	65,263	(10,138)

	$65,263	$(10,138)	$4,777,405	$(133,206)	$4,842,668	$(143,344)

Equity securities, available for sale:
Non-redeemable preferred stocks	$63,785	$(14,700)	$—	$—	$63,785	$(14,700)
Common stocks	9,112	(3,215)	—	—	9,112	(3,215)

	$72,897	$(17,915)	$—	$—	$72,897	$(17,915)

        These unrealized losses are primarily from the Company's investments in United States Government agencies and United States Government agency mortgage-backed securities. These securities are long in duration, making the value of such securities very sensitive to changes in market interest rates. The unrealized losses on the Company's mortgage and asset-backed securities are due to changes in interest rates and a widening of spreads across the mortgage-backed securities market due to the issues surrounding subprime mortgages. At December 31, 2007, the Company had no exposure to subprime mortgage-backed securities and limited exposure to "Alt-A" mortgage-backed securities. The Company's "Alt-A" mortgage-backed securities are comprised of 16 securities with a total fair value of $184.3 million with agency ratings of Aaa, of which 58% is in Aaa super senior tranches and the remainder is in Aaa tranches.

        Approximately 96% of the unrealized losses on fixed maturity securities shown in the above table are on securities that are rated investment grade, defined as being in the highest two National Association of Insurance Commissioners ("NAIC") designations. Approximately 4% of the unrealized

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    Investments (Continued)

losses on fixed maturity securities shown in the above table are on securities rated below investment grade. The Company reviews all investments on an ongoing basis for credit deterioration as discussed in note 1.

        The securities in an unrealized loss position are current in respect to payments of interest and principal and the Company has the intent and ability to hold these securities until they recover in fair value.

        Components of net investment income are as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Fixed maturity securities	$602,689	$575,931	$475,071
Equity securities	5,428	2,842	3,402
Mortgage loans on real estate	114,246	100,334	77,518
Cash and cash equivalents	915	1,089	1,171
Other	466	1,202	559

	723,744	681,398	557,721
Less investment expenses	(3,828)	(3,760)	(3,603)

Net investment income	$719,916	$677,638	$554,118

        Proceeds from sales of available for sale fixed maturity securities for the years ended December 31, 2007, 2006 and 2005 were $29.5 million, $350.2 million and $155.4 million, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the years ended December 31, 2007, 2006 and 2005 were $204.2 million, $36.7 million and $279.2 million, respectively. Calls of held for investment fixed maturity securities for the year ended December 31, 2007 were $28.2 million. There were no calls of held for investment fixed maturity securities for the year ended December 31, 2006. Calls of held for investment fixed maturity securities for the year ended December 31, 2005 were $1.3 billion.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    Investments (Continued)

        Net realized gains (losses) on investments for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$931	$4,628	$5,334
Gross realized losses	(88)	(3,054)	(3,642)
Writedowns (other than temporary impairments)	(3,948)	(1,337)	(8,902)

	(3,105)	237	(7,210)
Equity securities:
Gross realized gains	232	1,208	135
Gross realized losses	(574)	(100)	—
Writedowns (other than temporary impairments)	(435)	—	(560)

	(777)	1,108	(425)

	$(3,882)	$1,345	$(7,635)

        Changes in net unrealized losses on investments for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$113,991	$(144,097)	$(20,094)

Investments carried at estimated fair value:
Fixed maturity securities, available for sale	$8,657	$(34,677)	$(20,995)
Equity securities, available for sale	(17,255)	2,726	(2,679)

	(8,598)	(31,951)	(23,674)
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	8,351	14,317	11,639
Deferred income tax asset	87	6,171	4,328
Net unrealized gain and amortization on fixed maturity securities transferred from available to sale to held for investment	—	—	(330)

	8,438	20,488	15,637

Decrease in net unrealized losses on investments carried at fair value	$(160)	$(11,463)	$(8,037)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    Investments (Continued)

        The Company's mortgage loan portfolio totaled $2.0 billion and $1.7 billion at December 31, 2007 and 2006, respectively, with commitments outstanding of $36.9 million at December 31, 2007. The portfolio consists of commercial mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. The Company's mortgage lending policies include limits on the amount that can be loaned to one borrower and other criteria to reduce the risk of default. As of December 31, 2007, there were no delinquencies or defaults in the Company's mortgage loan portfolio. The commercial mortgage loan portfolio is summarized by geographic region and property type as follows (dollars in thousands):

	December 31,
	2007		2006
	Carrying Amount	Percent	Carrying Amount	Percent
Geographic distribution
East	$458,418	23.5%	$364,977	22.1%
Middle Atlantic	133,662	6.8%	115,930	7.0%
Mountain	310,244	15.9%	267,808	16.2%
New England	45,618	2.3%	43,228	2.6%
Pacific	141,264	7.2%	132,085	8.0%
South Atlantic	344,800	17.7%	299,373	18.1%
West North Central	356,334	18.2%	290,592	17.6%
West South Central	163,554	8.4%	138,764	8.4%

Total	$1,953,894	100.0%	$1,652,757	100.0%

Property type distribution
Office	$586,109	30.0%	$508,093	30.7%
Medical Office	108,667	5.6%	78,147	4.7%
Retail	438,214	22.4%	389,534	23.6%
Industrial/Warehouse	453,654	23.2%	381,248	23.1%
Hotel	115,758	5.9%	71,510	4.3%
Apartment	105,431	5.4%	91,190	5.5%
Mixed use/other	146,061	7.5%	133,035	8.1%

Total	$1,953,894	100.0%	$1,652,757	100.0%

        At December 31, 2007 and 2006, fixed maturity securities and short-term investments with an amortized cost of $12.4 billion and $11.0 billion, respectively, were on deposit with state agencies to meet regulatory requirements. There are no restrictions on these assets.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    Investments (Continued)

        At December 31, 2007 and 2006, the following investments in any person or its affiliates (other than bonds issued by agencies of the United States Government) exceeded 10% of stockholders' equity (dollars in thousands):

Issuer	Estimated Fair Value	Amortized Cost
December 31, 2007:
FBL Capital Trust I	$65,263	$75,401
Wells Fargo	66,255	68,120
Chase Mortgage Finance Corp.	61,295	66,844
December 31, 2006:
FBL Capital Trust I	75,288	75,288

4.    Deferred Policy Acquisition Costs and Deferred Sales Inducements

        Policy acquisition costs deferred and amortized are as follows:

	December 31,
	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$1,088,890	$977,015	$713,021
Cumulative adjustment—SAB 108	—	(7,344)	—
Costs deferred during the year:
Commissions	227,474	196,877	316,538
Policy issue costs	8,347	8,709	8,886
Amortized to expense during the year	(56,330)	(94,923)	(68,109)
Effect of net unrealized losses	3,727	8,556	6,679

Balance at end of year	$1,272,108	$1,088,890	$977,015

        Sales inducements deferred and amortized are as follows:

	December 31,
	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$427,554	$315,848	$159,467
Cumulative adjustment—SAB 108	—	(2,963)	—
Costs deferred during the year	168,003	133,701	163,646
Amortized to expense during the year	(11,708)	(24,793)	(12,225)
Effect of net unrealized losses	4,624	5,761	4,960

Balance at end of year	$588,473	$427,554	$315,848

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    Reinsurance and Policy Provisions

Coinsurance

        The Company has entered into two coinsurance agreements with EquiTrust Life Insurance Company ("EquiTrust"), covering 70% of certain of the Company's index and fixed rate annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003 and 20% of those contracts issued from January 1, 2004 to July 31, 2004, when the agreement was suspended by mutual consent of the parties. As a result of the suspension, new business is no longer ceded to EquiTrust. The business reinsured under these agreements is not eligible for recapture before the expiration of 10 years.

        Coinsurance deposits (aggregate policy benefit reserves transferred to EquiTrust under these agreements) were $1.7 billion and $1.8 billion at December 31, 2007 and 2006, respectively. The Company remains liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible. The balance due under these agreements to EquiTrust was $23.7 million and $45.5 million at December 31, 2007 and 2006, respectively, and represents the fair value of call options held by the Company to fund index credits related to the ceded business and cash due to or from EquiTrust related to monthly settlements of policy activity.

        Amounts ceded to EquiTrust under these agreements are as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Consolidated Statements of Income
Annuity product charges	$10,515	$11,186	$9,440
Change in fair value of derivatives	283	18,477	(6,583)

	$10,798	$29,663	$2,857

Interest credited to account balances	$79,126	$65,643	$67,773
Change in fair value of embedded derivatives	(14,041)	17,796	(3,557)
Other operating costs and expenses	1,820	1,969	2,028

	$66,905	$85,408	$66,244

Consolidated Statements of Cash Flows
Annuity deposits	$(1,779)	$(2,859)	$(4,688)
Cash payments to policyholders	199,915	193,057	168,668

	$198,136	$190,198	$163,980

Financing Arrangements

        The Company has entered into three reinsurance transactions with Hannover Life Reassurance Company of America ("Hannover"), which are treated as reinsurance under statutory accounting practices and as financing arrangements under GAAP. The statutory surplus benefits under these agreements are eliminated under GAAP and the associated charges are recorded as risk charges and are included in other operating costs and expenses in the consolidated statements of income. The first transaction became effective November 1, 2002 (the "2002 Hannover Transaction"), the second

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    Reinsurance and Policy Provisions (Continued)

transaction became effective September 30, 2003 (the "2003 Hannover Transaction") and the third transaction became effective October 1, 2005 (the "2005 Hannover Transaction").

        The 2002 Hannover Transaction provided $29.8 million in net statutory surplus benefit during 2002 and the 2003 Hannover Transaction provided $29.7 million in net statutory surplus benefit during 2003. The statutory surplus benefits provided by the 2002 and 2003 Hannover Transactions were reduced by $13.2 million in 2007, $12.4 million in 2006 and $11.6 million in 2005. The 2002 Hannover Transaction was recaptured on December 31, 2007 at which time the statutory surplus benefit had been reduced to zero. The remaining statutory surplus benefit of $6.8 million under the 2003 Hannover Transaction will be reduced to zero during 2008 at which time the Company will recapture the risks ceded under that agreement. Risk charges attributable to the 2002 and 2003 Hannover Transactions were $0.7 million, $1.2 million and $1.8 million during 2007, 2006 and 2005, respectively.

        The 2005 Hannover Transaction is a yearly renewable term reinsurance agreement on inforce business covering 40% of waived surrender charges related to penalty free withdrawals and deaths. The risks reinsured under this agreement may be recaptured as of the end of any quarter beginning October 1, 2008. The Company pays quarterly reinsurance premiums under this agreement with an experience refund calculated on a quarterly basis resulting in a risk charge equal to approximately 6.0% of the weighted average reserve credit. The reserve credit recorded on a statutory basis by American Equity Life was $68.6 million and $69.6 million at December 31, 2007 and 2006, respectively. Risk charges attributable to the 2005 Hannover Transaction were $4.1 million, $3.8 million and $0.7 million during 2007, 2006 and 2005, respectively.

Indemnity Reinsurance

        In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid under its annuity, life and accident and health insurance products by ceding reinsurance to other insurance enterprises or reinsurers. Reinsurance contracts do not relieve the Company of its obligations to its policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, the Company's life insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses to the Company. To limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers, and monitors concentrations of credit risk. No allowance for uncollectible amounts has been established against the Company's asset for amounts receivable from other insurance companies since none of the receivables are deemed by management to be uncollectible.

        Reinsurance coverages for life insurance vary according to the age and risk classification of the insured. Reinsurance related to life and accident and health insurance that was ceded by the Company primarily to two reinsurers was immaterial.

        During 2007, the Company entered into reinsurance agreements with Ace Tempest Life Reinsurance Ltd and Hannover to cede 50% to each of the risk associated with the Company's life income benefit on certain annuities issued beginning in 2007. The amounts ceded under these agreements were immaterial as of and for the year ended December 31, 2007.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Income Taxes

        The Company files a consolidated federal income tax return with all its subsidiaries. The Company's income tax expense (benefit) is as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Consolidated statements of income:
Current income taxes	$15,753	$20,144	$57,391
Deferred income taxes	(1,890)	21,296	(31,989)

Total income tax expense included in consolidated statements of income	13,863	41,440	25,402
Stockholders' equity:
Expense (benefit) relating to:
Change in net unrealized investment losses	(87)	(6,171)	(4,328)
Share-based compensation	(251)	(2,812)	(4,781)
Cumulative adjustment—SAB 108	—	3,503	—

Total income tax expense included in consolidated financial statements	$13,525	$35,960	$16,293

        Income tax expense in the consolidated statements of income differed from the amount computed at the applicable statutory federal income tax rate (35%) as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Income before income taxes and minority interests	$42,839	$116,925	$70,894

Income tax expense on income before income taxes and minority interests	$14,994	$40,924	$24,813
Tax effect of:
State income taxes	(968)	296	803
Other	(163)	220	(214)

Income tax expense	$13,863	$41,440	$25,402

Effective tax rate	32.4%	35.4%	35.8%

        Deferred income tax assets or liabilities are established for temporary differences between the financial reporting amounts and tax bases of assets and liabilities that will result in deductible or

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Income Taxes (Continued)

taxable amounts, respectively, in future years. The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2007 and 2006, are as follows:

	December 31,
	2007	2006
	(Dollars in thousands)
Deferred income tax assets:
Policy benefit reserves	$643,392	$538,028
Net unrealized losses on available for sale fixed maturity securities and equity securities	20,962	20,875
Fixed maturity and equity securities	—	1,778
Deferred compensation	11,850	10,070
Net operating loss carryforwards	14,319	10,390
Other	5,500	5,038

Gross deferred tax assets	696,023	586,179
Deferred income tax liabilities:
Deferred policy acquisition costs and deferred sales inducements	(594,258)	(479,252)
Amounts due to reinsurer	(6,158)	(10,030)
Convertible senior notes	(12,170)	(9,033)
Derivative instruments	(3,861)	(11,457)
Other	(3,770)	(2,576)

Gross deferred tax liabilities	(620,217)	(512,348)

Net deferred income tax asset	$75,806	$73,831

        In the opinion of the Company's management, realization of its deferred income tax assets is more likely than not based on expectations as to the Company's future taxable income and considering all other available evidence, both positive and negative. Therefore, no valuation allowance against deferred tax assets has been established in 2007 or 2006 nor was there any change in the valuation allowance in 2007, 2006 or 2005.

        As discussed in note 1, there was no impact of adopting FIN 48 to the Company's consolidated financial statements and there are no material income tax contingencies requiring recognition in the Company's consolidated financial statements as of December 31, 2007. The Company is no longer subject to income tax examinations by tax authorities for years prior to 2004.

        At December 31, 2007, the Company has non-life net operating loss carryforwards for federal tax purposes of $34.5 million which expire beginning in 2012 through 2027.

7.    Notes Payable and Amounts Due Under Repurchase Agreements

        In December 2004, the Company issued $260.0 million of contingent convertible senior notes due December 6, 2024. The notes are unsecured and bear interest at a fixed rate of 5.25% per annum. Interest is payable semi-annually in arrears on June 6 and December 6 of each year, beginning June 6, 2005. In addition to regular interest on the notes, beginning with the six-month interest period ending

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Notes Payable and Amounts Due Under Repurchase Agreements (Continued)

June 6, 2012, the Company will also pay contingent interest under certain conditions at a rate of 0.5% per annum based on the average trading price of the notes during a specified period.

        Effective December 15, 2005, the conversion option embedded in these notes was bifurcated from the host instrument due to an insufficient number of authorized shares of the Company and accounted for as a derivative at fair value with changes in fair value recorded in the consolidated statements of income. A debt discount of $81.6 million was created upon the bifurcation of the embedded derivative. The fair value of the conversion option was $85.6 million on December 31, 2005. Effective June 8, 2006, this conversion option was no longer required to be bifurcated and marked to market upon shareholder approval of an increase of authorized shares of the Company. The unbifurcation of the embedded derivative resulted in adjusting the debt discount to $6.5 million. The amortization of the discount was $1.1 million, $6.4 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. The net increase (decrease) in the carrying amount of the contingent convertible notes was $(15.2) million and $4.6 million for the years ended December 31, 2006 and 2005, respectively, and is included as a component of the change in fair value of embedded derivatives. The carrying value of the contingent convertible senior notes was $255.1 million and $254.1 million at December 31, 2007 and 2006, respectively.

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

        Holders may convert any outstanding notes into cash and shares of the Company's common stock at a conversion price per share of $14.47. This represents a conversion rate of approximately 69.1 shares of common stock per $1,000 in principal amount of notes (the "conversion rate"). Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion, the value (the "conversion value") of the cash and shares of the Company's common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the conversion rate by the "ten day average closing stock price", which equals the average of the closing per share prices of the Company's common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. The Company will deliver the conversion value to holders as follows: (1) an amount in cash (the "principal return") equal to the lesser of (a) the aggregate conversion value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate conversion value of the notes to be converted is greater than the principal return, an amount in shares (the "net shares") equal to such aggregate conversion value less the principal return (the "net share amount") and (3) an amount in cash in lieu of fractional shares of common stock. The number of net shares to be paid will be determined by dividing the net share amount by the ten day average closing stock price.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Notes Payable and Amounts Due Under Repurchase Agreements (Continued)

        The Company may redeem some or all of the notes at any time on or after December 15, 2011. In addition, the holders may require the Company to repurchase all or a portion of their notes on December 15, 2011, 2014, and 2019 and upon a change in control, as defined in the indenture governing the notes, holders may require the Company to repurchase all or a portion of their notes for a period of time after the change in control. The redemption price or repurchase price shall be payable in cash and equal to 100% of the principal amount of the notes plus accrued and unpaid interest (contingent interest and liquidated damages, if any) up to but not including the date of redemption or repurchase. The Company reacquired $20.4 million of the notes during February 2008 from a holder and will recognize an immaterial loss related to the extinguishment of these notes.

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

        Pursuant to EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, the Company included the dilutive effect of the contingent convertible senior notes in its diluted earnings per share calculation, regardless of whether the market price trigger has been met. Because the notes include a mandatory cash settlement feature for the principal amount, incremental dilutive shares will only exist when the average fair value of the Company's common stock for a reporting period exceeds the conversion price per share of $14.47.

        During 2006, the Company entered into a $150 million revolving line of credit agreement with eight banks. The revolving period of the facility will be five years. The applicable interest rate will be floating at LIBOR plus 0.80% or the greater of prime rate or federal funds rate plus 0.50%, as elected by the Company. The amount outstanding under the revolving line of credit was $5.0 million at December 31, 2007. There was no amount outstanding under the revolving line of credit at December 31, 2006. Under this agreement, the Company is required to maintain a minimum risk-based capital ratio at American Equity Life, a maximum ratio of debt to total capital, minimum consolidated net worth and a minimum cash coverage ratio.

        As part of its investment strategy, the Company enters into repurchase agreements (short-term collateralized borrowings). These borrowings are collateralized by investment securities with fair values approximately equal to the amount due. Such borrowings averaged $301.9 million, $628.0 million, $318.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The weighted average interest rate on amounts due under repurchase agreements was 5.27%, 5.24% and 3.54% for the years ended December 31, 2007, 2006 and 2005, respectively.

        The Company, through the Service Company, had $8.2 million and $12.3 million outstanding at December 31, 2007 and 2006 under a credit agreement with a third party. Quarterly payments in amounts ranging from $1.1 million to $1.3 million are payable over the next eight quarters with interest computed at a fixed rate of 11.2%. Cash and cash equivalents at December 31, 2007 and 2006 include $1.7 million and $2.3 million, respectively, of restricted cash under the terms of the credit agreement.

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

        American Equity Life has a General Agency Commission and Servicing Agreement ("Servicing Agreement") with the Service Company, whereby the Service Company acts as a national supervisory agent with responsibility for paying commissions to agents of the Company. Under the terms of the Servicing Agreement, as amended, the Service Company has paid a portion (ranging from 13.5% to 100%) of the agents' commissions for certain annuity policies issued during 1997 - 1999 and 2002 - 2004. In return, American Equity Life has paid and agreed to pay quarterly renewal commissions to the Service Company ranging from .0975% to .375% based upon the account values of the applicable annuity policies issued during those years. No renewal commission is paid unless the underlying policy is in force on the date renewal commissions are calculated pursuant to the terms of the Servicing Agreement. For all years except 2004, renewal commissions were capped and interest expense computed at a 9% imputed interest rate. American Equity Life paid renewal commissions to the Service Company of $6.0 million, $6.1 million and $17.0 million in 2007, 2006 and 2005, respectively. The payment of renewal commissions by American Equity Life to the Service Company is eliminated in consolidation.

9.    Subordinated Debentures

        The Company's wholly-owned subsidiary trusts (not consolidated under FIN 46R) have issued fixed rate and floating rate trust preferred securities and have used the proceeds from these offerings to purchase subordinated debentures from the Company. The Company also issued subordinated debentures to the trusts in exchange for all of the common securities of each trust. The sole assets of the trusts are the subordinated debentures and any interest accrued thereon. The interest payment dates on the subordinated debentures correspond to the distribution dates on the trust preferred securities issued by the trusts. The trust preferred securities mature simultaneously with the subordinated debentures. The Company's obligations under the subordinated debentures and related agreements provide a full and unconditional guarantee of payments due under the trust preferred

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Subordinated Debentures (Continued)

securities. Following is a summary of subordinated debt obligations to the trusts at December 31, 2007 and 2006:

	December 31,
			Interest Rate
	2007	2006		Due Date
	(Dollars in thousands)
American Equity Capital Trust I	$23,203	$23,483	8%	September 30, 2029
American Equity Capital Trust II	75,517	75,396	5%	June 1, 2047
American Equity Capital Trust III	27,840	27,840	*LIBOR + 3.90%	April 29, 2034
American Equity Capital Trust IV	12,372	12,372	*LIBOR + 4.00%	January 8, 2034
American Equity Capital Trust VII	10,830	10,830	*LIBOR + 3.75%	December 14, 2034
American Equity Capital Trust VIII	20,620	20,620	*LIBOR + 3.75%	December 15, 2034
American Equity Capital Trust IX	15,470	15,470	*LIBOR + 3.65%	June 15, 2035
American Equity Capital Trust X	20,620	20,620	*LIBOR + 3.65%	September 15, 2035
American Equity Capital Trust XI	20,620	20,620	8.595%	December 15, 2035
American Equity Capital Trust XII	41,238	41,238	*LIBOR + 3.50%	April 7, 2036

	$268,330	$268,489

*
— three month London Interbank Offered Rate

        The interest rate for Trust XI is fixed at 8.595% for 5 years until December 15, 2010 and then is floating based upon the three month London Interbank Offered Rate plus 3.65%.

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

        Details regarding the interest rate swaps are as follows (dollars in thousands):

				December 31,
				2007	2006
Maturity Date	Notional Amount	Receive Rate	Pay Rate	Estimated Fair Value	Estimated Fair Value
April 29, 2009	$20,000	*LIBOR	4.94%	$(274)	$56
December 15, 2009	20,000	*LIBOR	4.93%	(440)	41
September 15, 2010	20,000	*LIBOR(a)	5.19%	(348)	(8)
April 7, 2011	20,000	*LIBOR(a)	5.23%	(405)	(15)

				$(1,467)	$74

(a)
— subject to a floor of 4.25%

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Subordinated Debentures (Continued)

        American Equity Capital Trust I issued 865,671 shares of trust preferred securities, of which 2,000 shares are held by one of the Company's subsidiaries. During 2007, 2006 and 2005, 9,333 shares, 14,000 shares and 5,667 shares of these trust preferred securities converted into 34,567 shares, 51,849 shares and 20,988 shares of the Company's common stock, respectively. The remaining 746,671 shares of these trust preferred securities not held by a subsidiary are convertible into 2,765,390 shares of the Company's common stock.

        The principal amount of the subordinated debentures issued by the Company to American Equity Capital Trust II ("Trust II") is $100.0 million. These debentures were assigned a fair value of $74.7 million at the date of issue (based upon an effective yield-to-maturity of 6.8%). The difference between the fair value at the date of issue and the principal amount is being accreted over the life of the debentures. The Company adopted SAB 108 on January 1, 2006 (see note 1) and made a correction to amortize the discount on this debt instrument from the straight line method to the effective interest method. The cumulative adjustment to this debt instrument on January 1, 2006 was $3.1 million and is included in the SAB 108 cumulative adjustment. The trust preferred securities issued by Trust II were issued to Iowa Farm Bureau Federation, which owns more than 50% of the voting capital stock of FBL Financial Group, Inc. ("FBL"), parent company of Farm Bureau. The consideration received by Trust II in connection with the issuance of its trust preferred securities consisted of fixed income securities of equal value which were issued by FBL.

10.    Retirement and Share-based Compensation Plans

        The Company has adopted a contributory defined contribution plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees of the Company, subject to minimum eligibility requirements. Employees can contribute a percentage of their annual salary (up to a maximum contribution of $15,500 in 2007, $15,000 in 2006 and $14,000 in 2005) to the plan. The Company contributes an additional amount, subject to limitations, based on the voluntary contribution of the employee. Further, the plan provides for additional employer contributions based on the discretion of the Board of Directors. Plan contributions charged to expense were $0.2 million for each of the years ended December 31, 2007, 2006 and 2005.

        The Company has entered into deferred compensation arrangements with certain officers, directors, and consultants, whereby these individuals agreed to take common stock of the Company at a future date in lieu of cash payments at the time of service. The common stock is to be issued in conjunction with a "trigger event", as that term is defined in the individual agreements. At December 31, 2007 and 2006, these individuals have earned, and the Company has reserved for future issuance, 446,433 and 423,011 shares of common stock, respectively, pursuant to these arrangements. The Company has incurred share-based compensation expense of $0.3 million in each of the years ended December 31, 2007, 2006 and 2005 under these arrangements.

        The Company has deferred compensation agreements with certain officers whereby these individuals may defer certain bonus compensation which is deposited into the American Equity Officer Rabbi Trust (Officer Rabbi Trust). The amounts deferred are invested in assets at the direction of the employee. The assets of the Officer Rabbi Trust are included in the assets of the Company and a corresponding deferred compensation liability is recorded. The deferred compensation liability is recorded at the fair market value of the assets in the Officer Rabbi Trust with the change in fair value included as a component of compensation expense. The deferred compensation liability related to these

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Retirement and Share-based Compensation Plans (Continued)

agreements was $1.0 million and $0.6 million at December 31, 2007 and 2006, respectively. During 2007 and 2006, the Officer Rabbi Trust purchased 15,718 shares of common stock of the Company at a cost of $0.1 million and 21,300 shares of common stock of the Company at a cost of $0.3 million, respectively. The Officer Rabbi Trust held 37,018 shares of common stock of the Company at December 31, 2007, which are treated as treasury shares.

        During 1997, the Company established the American Equity Investment NMO Deferred Compensation Plan ("NMO Deferred Compensation Plan") whereby agents can earn common stock in addition to their normal commissions. The NMO Deferred Compensation Plan was effective until December 31, 2006 at which time it was suspended. Awards are calculated using formulas determined annually by the Company's Board of Directors and are generally based upon new annuity deposits. For the years ended December 31, 2006 and 2005, agents earned the right to receive 223,078 shares and 373,511 shares, respectively. These shares will be distributed at the end of the vesting and deferral period of 9 years. The Company recognizes commission expense and an increase to additional paid-in capital as share-based compensation when the awards vest. For the years ended December 31, 2007, 2006 and 2005, agents vested in 226,566 shares, 277,368 shares and 437,098 shares of common stock, respectively, and the Company recorded commission expense (capitalized as deferred policy acquisition costs) of $2.4 million, $4.1 million and $7.0 million, respectively, under these plans. At December 31, 2007 and 2006, the total number of undistributed vested shares under the NMO Deferred Compensation Plan was 3,023,279 and 2,763,861, respectively. These shares are included in the computation of earnings per share and earnings per share—assuming dilution. The total number of unvested shares that potentially may be vested in by agents in the future under the NMO Deferred Compensation Plan was 247,120 and 518,853 at December 31, 2007 and 2006, respectively.

        The Company has a Rabbi Trust, the NMO Deferred Compensation Trust (the "NMO Trust") which has purchased shares of the Company's common stock to fund the amount of vested shares under the NMO Deferred Compensation Plan. In accordance with FASB's Emerging Issues Task Force Issue No. 97-14, "Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested", the common stock held in the NMO Trust is treated as treasury stock. The NMO Trust purchased 359,489 shares and 1,052,065 shares of common stock of the Company during 2007 and 2006 at a cost of $4.4 million and $12.7 million, respectively. The NMO Trust did not purchase any common stock of the Company during 2005. The number of shares held by the NMO Trust at December 31, 2007 and 2006 was 2,993,148 and 2,643,148, respectively.

        During 2006, the Company reclassified a $13.8 million obligation for equity awards from other liabilities to additional paid-in capital to properly reflect the awards as equity-classified awards. This reclassification increased stockholders' equity by $13.8 million and had no impact on net income. The Company did not consider the error material to prior periods.

        The Company had a Stock Option and Warrant Agreement with Mr. Noble (owner of 3.6% of its outstanding common stock at December 31, 2007) which allows the purchase of 1,200,000 shares of the Company's common stock. Included in this amount were warrants to purchase 240,000 shares of common stock at $3.33 per share that were exercised in 2000 and options to purchase 600,000 shares of common stock at $3.33 per share and 360,000 shares of common stock at $7.33 per share that were exercised in 2007.

        During 2000, as a separate deferred compensation agreement, the Company loaned Mr. Noble $0.8 million pursuant to a forgivable loan agreement. The forgivable loan agreement is with full

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Retirement and Share-based Compensation Plans (Continued)

recourse, and although the proceeds of the loan were used for the exercise of warrants described in the preceding paragraph, the loan is not collateralized by the shares issued in connection with the exercise of these warrants. This loan was repayable in five equal annual installments of principal and interest, each of which was forgiven pursuant to the terms of the agreement.

        The Company's 1996 Stock Option Plan authorized grants of options to officers, directors and employees for up to 1,200,000 shares of the Company's common stock. In 2000, the Company adopted the 2000 Employee Stock Option Plan which authorizes grants of options to officers and employees on up to 1,800,000 shares of the Company's common stock and the Company adopted the 2000 Directors Stock Option Plan which authorizes grants of options to directors on up to 225,000 shares. All options granted under the 2000 plans have 10 year terms and a six month vesting period after which they become fully exercisable immediately. All options granted under the 1996 plan have 10 year terms and are vested and exercisable. At December 31, 2007, the Company had no shares of common stock available for future grant under the 1996 Stock Option Plan, 712,463 shares of common stock available for future grant under the 2000 Employee Stock Option Plan, and 207,000 shares of common stock available for future grant under the 2000 Directors Stock Option Plan.

        Changes in the number of stock options outstanding during the years ended December 31, 2007, 2006 and 2005 are as follows:

	Number of Shares	Weighted-Average Exercise Price per Share	Total Exercise Price
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2005	3,466,162	$6.76	$23,426
Granted	31,000	12.19	378
Cancelled	(1,000)	10.00	(10)
Exercised	(37,250)	5.75	(214)

Outstanding at December 31, 2005	3,458,912	6.82	23,580
Granted	20,500	12.20	250
Cancelled/Settled	(426,700)	5.42	(2,312)
Exercised	(580,845)	4.47	(2,599)

Outstanding at December 31, 2006	2,471,867	7.65	18,919
Granted	15,000	11.44	172
Cancelled	(12,850)	10.93	(140)
Exercised	(1,023,000)	4.88	(4,989)

Outstanding at December 31, 2007	1,451,017	9.62	$13,962

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Retirement and Share-based Compensation Plans (Continued)

        The following table summarizes information about stock options outstanding at December 31, 2007:

	Stock Options Outstanding			Stock Options Vested
Range of Exercise Prices	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share
$ 3.33 - $ 5.33	24,900	1.00	$5.33	24,900	1.00	$5.33
$ 7.33 - $ 9.16	473,330	4.12	8.32	473,330	4.12	8.32
$ 9.49 - $11.46	925,287	5.09	10.31	920,287	5.07	10.31
$11.88 - $14.34	27,500	8.31	12.68	27,500	8.31	12.68

$ 3.33 - $14.34	1,451,017	4.77	9.62	1,446,017	4.75	9.62

        The aggregate intrinsic value for both stock options outstanding and vested awards at December 31, 2007 was $0.3 million. For the years ended December 31, 2007, 2006 and 2005, the total intrinsic value of options exercised was $0.4 million, $4.8 million and $0.2 million, respectively. Intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock as of the reporting date. Cash received from stock options exercised for the years ended December 31, 2007, 2006 and 2005 was $0.4 million, $2.4 million and $0.2 million, respectively. The tax benefit realized for the tax deduction from the exercise of stock options for the years ended December 31, 2007, 2006 and 2005 was $0.1 million, $1.7 million and $0.1 million, respectively.

        The fair value for each stock option granted during the years ended December 31, 2007, 2006 and 2005 was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2007	2006	2005
Average risk-free interest rate	4.11%	4.86%	4.84%
Dividend yield	0%	0%	0%
Average expected life	3.75 years	10 years	10 years
Volatility	27.0%	27.4%	23.4%

        Share-based compensation during the year ended December 31, 2005 was determined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The following table provides supplemental information for the year ended December 31, 2005 as if share-based

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Retirement and Share-based Compensation Plans (Continued)

compensation had been computed under SFAS No. 123R, Share Based Payment (dollars in thousands, except per share data):

Net income, as reported—numerator for earnings per common share	$42,992
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(888)

Net income, pro forma—numerator for earnings per common share, pro forma	42,104
Interest related to convertible subordinated debentures (net of income tax benefit)	1,202

Numerator for earnings per common share -assuming dilution, pro forma	$43,306

Earnings per common share, as reported	$1.09
Earnings per common share, pro forma	$1.07
Earnings per common share—assuming dilution, as reported	$0.99
Earnings per common share—assuming dilution, pro forma	$0.97

        During 2007, the Company established the Independent Insurance Agent Stock Option Plan. Under this plan, agents of American Equity Life may receive grants of options to acquire shares of the Company's common stock based upon their individual sales during 2007. The plan authorizes grants of options to agents for up to 2,500,000 shares of the Company's common stock. The Company recognizes commission expense and an increase to additional paid-in capital as share-based compensation equal to the fair value of the options as they are earned. The fair value of the options are estimated using a Black-Scholes option valuation model until the grant date, at which time the options are included as permanent equity in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company's Own Stock. The assumptions used for estimating the fair value of the options were an average risk free rate of 3.21%, dividend yield of 0%, average expected life of 3 3/4 years and volatility of 28%. For the year ended December 31, 2007, American Equity Life's agents earned 577,150 options and the Company recorded commission expense (capitalized as deferred policy acquisition costs) of $1.3 million. There were no grants under this plan during 2007.

        The Company established the American Equity Investment Employee Stock Ownership Plan ("ESOP") effective July 1, 2007. The principal purpose of the ESOP is to provide each eligible employee with an equity interest in the Company. Employees become eligible once they have completed a minimum of six months of service. Employees become 100% vested after two years of service. The Company's contribution to the ESOP is determined by the Board of Directors.

        In August 2007, the Company issued a loan to the ESOP in the amount of $7.0 million to purchase 650,000 shares of common stock of the Company from David J. Noble, Chairman and Chief Executive Officer of the Company. The loan is to be repaid over a period of 20 years with annual interest payments due on December 31 of each year. Principal payments in the amount of $1.8 million are due on December 31, 2012, 2017, and 2022 with the final principal payment due on August 31, 2027. The loan is eliminated in the consolidated financial statements. The shares purchased by the ESOP were pledged as collateral for this debt and are reported as unallocated common stock held by the ESOP, a contra-equity account in stockholders' equity. When shares are committed for release, the

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Retirement and Share-based Compensation Plans (Continued)

shares become outstanding for earnings per share computations. For each plan year in which a payment or prepayment of principal or interest is made, the Company will release from the pledge the number of shares determined under the principal and interest method. Dividends on allocated ESOP shares are recorded as a reduction in retained earnings and are credited to employee accounts. Dividends on unallocated shares held by the ESOP will be used to repay indebtedness. As of December 31, 2007, there were 20,435 shares committed for release and compensation expense of $0.2 million was recognized in 2007. The fair value of 629,565 unreleased shares was $5.2 million at December 31, 2007.

11.    Life Insurance Subsidiaries

        Prior approval of regulatory authorities is required for the payment of dividends to the Company by its life insurance subsidiaries which exceed an annual limitation. During 2008, American Equity Life can pay dividends to the Company of $99.1 million, without prior approval from regulatory authorities.

        Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's life insurance subsidiaries differ from GAAP. Combined net income for the Company's life insurance subsidiaries as determined in accordance with statutory accounting practices was $17.0 million, $89.9 million and $40.5 million in 2007, 2006 and 2005, respectively, and total statutory capital and surplus of the Company's life insurance subsidiaries was $990.8 million and $992.5 million at December 31, 2007 and 2006, respectively. Calculations using the NAIC formula at December 31, 2007, indicate that the ratio of total adjusted capital to risk based capital for the Company exceeded the highest level at which regulatory action might be initiated by approximately 3.3 times.

12.    Commitments and Contingencies

        The Company leases its home office space and certain equipment under various operating leases. Rent expense for the years ended December 31, 2007, 2006 and 2005 totaled $1.4 million, $1.3 million and $1.2 million, respectively. At December 31, 2007, the aggregate future minimum lease payments are $3.1 million. The following represents payments due by period for operating lease obligations as of December 31, 2007 (dollars in thousands):

Year Ending December 31:
2008	$964
2009	883
2010	753
2011	225
2012	136
2013 and thereafter	153

        Assessments are, from time to time, levied on the Company by life and health guaranty associations in most states in which the Company is licensed to cover losses to policyholders of insolvent or rehabilitated companies. The liability established by the Company for future assessments related to the insolvency of London Pacific Life and Annuity Company was $1.0 million as of December 31, 2007 and 2006. The Company believes the liability for guaranty fund assessments is sufficient to provide for future assessments based upon known insolvencies.

        In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    Commitments and Contingencies (Continued)

claims. The Company is currently a defendant in several purported class action lawsuits alleging improper sales practices and similar claims as described below. It is often not possible to determine the ultimate outcome of pending legal proceedings or to provide reasonable ranges of potential losses with any degree of certainty. The lawsuits referred to below are in very preliminary stages and the Company does not have sufficient information to make an assessment of the plaintiffs' claims for liability or damages nor has the court decided whether a class will be certified or the size of the class and class period. The plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages, which are difficult to quantify and cannot be estimated based on the information currently available. The Company does not believe that these lawsuits will have a material adverse effect on its financial position, results of operations or cash flows. However, there can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on the Company's business, financial condition or results of operations.

        The Company is a defendant in two cases seeking class action status, including (i) Stephens v. American Equity Investment Life Insurance Company, et. al., in the San Luis Obispo Superior Court, San Francisco, California (complaint filed November 29, 2004) (the "SLO Case") and (ii) In Re: American Equity Annuity Practices and Sales Litigation, in the United States District Court for the Central District of California, Western Division (complaint filed September 7, 2005) (the "Los Angeles Case"). The plaintiff in the SLO Case seeks to represent a national class of individuals who either purchased their annuity from the Company through a co-defendant marketing organization or who purchased one of a defined set of particular annuities issued by the Company. The Company has filed its opposition to a motion to certify the class and the motion is set for hearing on March 18, 2008. The Company is vigorously defending both the issue of class action status of the lawsuit as well as the underlying allegations, which include misrepresentation, breach of contract, breach of a state law regarding unfair competition and other claims.

        The Los Angeles Case is a consolidated action involving several lawsuits filed by individuals and is seeking class action status for a national class of purchasers of annuities issued by the Company. The allegations generally attack the suitability of sales of deferred annuity products to persons over the age of 65. The Company is vigorously defending against both class action status as well as the underlying claims which include misrepresentation and violations of the Racketeer Influenced and Corrupt Organizations Act, among others.

        Recently the Company settled two of its lawsuits including (i) Panter v. Tackett, et. al, in the Jefferson Circuit Court, Jefferson County, Kentucky (first amended complaint filed February 2003) (the "Kentucky Settlement") and (ii) State of Minnesota, Attorney General v. American Equity Investment Life Insurance Company, in the District Court for the Fourth Judicial District, Minnesota (complaint filed April 26, 2007) (the "Minnesota Settlement"). The Kentucky Settlement includes all persons who, during the period from January 1, 1997 through December 31, 2007, purchased an annuity from the Company sold by a co-defendant marketing organization and its affiliates. Persons who purchased living trusts from this marketing group are also within the settlement class. The settlement includes (i) general policy relief in the form of an annuitization bonus of 2.4% which will be added to the contract values of class members who elect to annuitize their annuity over the greater of 10 years or life; (ii) individual claim review relief through a claim review process which provides class members an opportunity to receive individualized relief based on an evaluation of individual factual and legal issues, such as reliance, causation and damages. As a part of the individual relief, class members who were 79 or older at the time of purchase of their annuity may elect to receive enhanced penalty-free

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    Commitments and Contingencies (Continued)

withdrawals over a period of time. The court entered its order of preliminary approval of the settlement on February 25, 2008, and notice was sent to class members on March 7, 2008. Any class member who wishes to opt out of the Kentucky Settlement, or those who wish to file written objections to the settlement terms, must do so by April 18, 2008. A fairness hearing will be held on June 3, 2008. The effect of this settlement is immaterial to the Company's financial position, results of operations and cash flows.

        The Minnesota Settlement, which was approved by the court on February 7, 2008, requires the Company to make specified enhancements to its suitability review program in which applications received for annuities from persons residing in Minnesota will be evaluated under slightly different criteria than the criteria utilized in the Company's review program for sales in other states. In addition, Minnesota residents who purchased annuities from the Company during the period from January 1, 2001 to February 7, 2008 and who were age 65 or older at the time of the purchase may file individual claims through a claim review process conducted jointly by the Minnesota Attorney General and the Company. Claimants who provide information demonstrating that the annuities they purchased were unsuitable or that misrepresentations of important terms and conditions were made at time of sale, will be offered the opportunity to receive a refund of their contract value without imposition of surrender charges and with interest on their premium deposits calculated at 4.15% per annum. The effect of this settlement is immaterial to the Company's financial position, results of operations and cash flows.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    Earnings Per Share

        The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share data)
Numerator:
Net income—numerator for earnings per common share	$28,976	$75,485	$42,992
Interest on convertible subordinated debentures (net of income tax benefit)	1,052	1,068	1,202

Numerator for earnings per common share—assuming dilution	$30,028	$76,553	$44,194

Denominator:
Weighted average common shares outstanding(1)	56,759,985	56,242,780	39,332,980
Effect of dilutive securities:
Convertible subordinated debentures	2,774,830	2,816,374	2,854,678
Stock options and management subscription rights	313,464	944,322	1,480,392
Deferred compensation agreements	—	417,904	844,766

Denominator for earnings per common share—assuming dilution	59,848,279	60,421,380	44,512,816

Earnings per common share	$0.51	$1.34	$1.09
Earnings per common share—assuming dilution	$0.50	$1.27	$0.99

(1)
Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.

        Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
Year ended December 31, 2007	934,787	$9.67 - $14.34
Year ended December 31, 2006	17,000	$12.79 - $14.34
Year ended December 31, 2005	10,000	$12.08 - $12.85

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    Quarterly Financial Information (Unaudited)

        Unaudited quarterly results of operations are summarized below.

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
2007
Premiums and product charges	$12,051	$14,643	$15,920	$15,837
Net investment income	169,358	175,719	183,732	191,107
Realized gains (losses) on investments	579	17	325	(4,803)
Change in fair value of derivatives	(8,522)	98,986	(10,709)	(139,740)
Total revenues	173,466	289,365	189,268	62,401
Net income (loss)	9,927	20,604	3,443	(4,998)
Earnings (loss) per common share	0.18	0.36	0.06	(0.09)
Earnings (loss) per common share—assuming dilution	0.17	0.35	0.06	(0.08)
2006
Premiums and product charges	$11,124	$13,951	$14,069	$13,950
Net investment income	162,385	169,182	173,272	172,799
Realized gains (losses) on investments	(42)	331	(273)	1,329
Change in fair value of derivatives	49,328	(61,582)	72,280	123,757
Total revenues	222,795	121,882	259,348	311,835
Net income	3,973	42,911	9,417	19,184
Earnings per common share	0.07	0.77	0.17	0.34
Earnings per common share—assuming dilution	0.07	0.71	0.16	0.32

        Earnings per common share for each quarter is computed independently of earnings per common share for the year. As a result, the sum of the quarterly earnings per common share amounts may not equal the earnings per common share for the year.

        The differences between the change in fair value of derivatives for each quarter primarily correspond to the performance of the indices upon which the Company's call options are based. The comparability of net income (loss) is impacted by the application of SFAS 133 to our index annuity business as follows:

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands)
2007	$(5,148)	$3,852	$(12,143)	$(19,288)
2006	4,758	460	(9,418)	(152)

        Changes in the fair value of the conversion option embedded within our contingent convertible senior notes reduced net income by $16.3 million for the quarter ended March 31, 2006 and increased net income by $26.1 million for the quarter ended June 30, 2006. See note 1 for discussion of the impact on net income of correcting certain errors that arose during the prior quarters of 2006 in the fourth quarter of 2006.

Schedule I—Summary of Investments—Other
Than Investments in Related Parties
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
December 31, 2007

Column A	Column B	Column C	Column D
Type of Investment	Amortized Cost(1)(2)	Fair Value	Amount at which shown in the balance sheet(2)
	(Dollars in thousands)
Fixed maturity securities:
Available for sale
United States Government full faith and credit	$21,460	$19,882	$19,882
United States Government sponsored agencies	2,957,071	2,928,577	2,928,577
Public utilities	152,741	146,525	146,525
Corporate securities	1,119,879	1,084,550	1,084,550
Redeemable preferred stocks	132,442	112,653	112,653
Mortgage and asset-backed securities	736,675	716,585	716,585

	5,120,268	5,008,772	5,008,772

Held for investment
United States Government sponsored agencies	5,280,332	5,147,552	5,280,332
Redeemable preferred stock	75,401	65,263	75,401

	5,355,733	5,212,815	5,355,733

Total fixed maturity securities	10,476,001	$10,221,587	10,364,505

Equity securities, available for sale:
Non-redeemable preferred stocks	83,485	$68,833	68,833
Common stocks	21,670	18,579	18,579

Total equity securities	105,155	$87,412	87,412

Mortgage loans on real estate	1,953,894		1,953,894
Derivative instruments	204,657		204,657
Policy loans	427		427

Total investments	$12,740,134		$12,610,895

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

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$2,854	$8,614
Fixed maturity securities, available for sale, at fair value (amortized cost: 2007—$35,000; 2006—$50,000)	34,867	48,664
Equity securities of subsidiary trusts	8,179	8,175
Receivable from subsidiaries	420	680
Federal income tax recoverable (from subsidiaries)	14,660	10,514
Deferred income tax asset	3,765	2,632
Other assets	14,231	16,362

	78,976	95,641
Investment in and advances to subsidiaries	1,064,432	1,025,045

Total assets	$1,143,408	$1,120,686

Liabilities and Stockholders' Equity
Liabilities:
Notes payable	$260,128	$254,061
Subordinated debentures payable to subsidiary trusts	268,390	268,549
Other liabilities	3,255	3,010

Total liabilities	531,773	525,620
Stockholders' equity:
Common stock	53,556	53,501
Additional paid-in capital	387,302	389,644
Unallocated common stock held by ESOP	(6,781)	—
Accumulated other comprehensive loss	(38,929)	(38,769)
Retained earnings	216,487	190,690

Total stockholders' equity	611,635	595,066

Total liabilities and stockholders' equity	$1,143,408	$1,120,686

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Income
(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Net investment income	$3,070	$11,313	$8,521
Dividends from subsidiary trusts	684	615	429
Investment advisory fees	17,527	15,934	13,131
Surplus note interest from subsidiary	4,080	4,080	4,080
Interest on notes receivable from Service Company	—	—	839
Realized loss on transfer of bonds to subsidiary	(164)	(5,272)	—
Change in fair value of derivatives	(1,274)	104	(60)

Total revenues	23,923	26,774	26,940
Expenses:
Interest expense on notes payable	14,996	18,691	14,100
Interest expense on subordinated debentures issued to subsidiary trusts	22,520	21,354	14,145
Change in fair value of embedded derivative	—	(15,228)	4,626
Other operating costs and expenses	6,245	5,873	5,038

Total expenses	43,761	30,690	37,909

Loss before income taxes, equity in undistributed income of subsidiaries and minority interest	(19,838)	(3,916)	(10,969)
Income tax expense (benefit)	(8,153)	552	(5,241)

Loss before equity in undistributed income of subsidiaries and minority interest	(11,685)	(4,468)	(5,728)
Equity in undistributed income of subsidiaries	40,661	79,953	51,220

Income before minority interests in subsidiaries	28,976	75,485	45,492
Minority interest	—	—	2,500

Net income	$28,976	$75,485	$42,992

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities
Net income	$28,976	$75,485	$42,992
Adjustments to reconcile net income to net cash used in operating activities:
Provision for depreciation and amortization	178	581	790
Accrual of discount on equity security	(4)	(3)	(17)
Equity in undistributed income of subsidiaries	(40,661)	(79,953)	(51,220)
Change in fair value of embedded derivative	—	(15,228)	4,626
Accrual of discount on contingent convertible notes	1,067	4,841	—
Minority interest	—	—	2,500
Realized loss on investments	164	5,272	—
Accrual of discount on debenture issued to subsidiary trust	121	113	522
Share-based compensation	270	294	—
ESOP compensation	14	—	—
Deferred income tax benefit	(1,554)	3,851	(2,066)
Changes in operating assets and liabilities:
Receivable from subsidiaries	466	(432)	370
Receivable from Service Company	—	—	4,217
Federal income tax recoverable	(4,146)	(3,386)	(4,689)
Other assets	1,953	(452)	(105)
Other liabilities	245	1,098	381

Net cash used in operating activities	(12,911)	(7,919)	(1,699)

Investing activities
Capital contributions to subsidiaries	(50)	(30,050)	(89,525)
Acquisition of fixed maturity securities—available for sale	—	(50,055)	(154,923)
Sales, maturities or repayments of fixed maturity securities—Available for sale	14,836	—	29,873
Purchases of property, plant and equipment	—	(29)	(407)

Net cash provided by (used in) investing activities	14,786	(80,134)	(214,982)

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Statements of Cash Flows (Continued)

(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Financing activities
Financing fees incurred and deferred	$—	$(1,782)	$(2,018)
Proceeds from notes payable	5,000	—	—
Proceeds from issuance of subordinated debentures	—	40,000	55,000
Payment to redeem stock options	—	(2,700)	—
Acquisition of common stock	(9,636)	—	—
Excess tax benefits realized from share-based compensation plans	7	87	1,515
Proceeds from issuance of common stock	353	2,635	175,539
Dividends paid	(3,359)	(2,673)	(1,621)

Net cash provided by (used in) financing activities	(7,635)	35,567	228,415

Increase (decrease) in cash and cash equivalents	(5,760)	(52,486)	11,734
Cash and cash equivalents at beginning of year	8,614	61,100	49,366

Cash and cash equivalents at end of year	$2,854	$8,614	$61,100

Supplemental disclosures of cash flow information
Cash paid during the year for interest:
Notes payable	$13,655	$13,650	$13,650
Subordinated debentures	22,403	20,218	13,074
Non-cash investing activity:
Fixed maturity security contributed to subsidiary	—	204,833	15,000
Non-cash financing activity:
Conversion of subordinated debentures	280	398	160
Subordinated debentures issued to subsidiary trust for common equity securities of the subsidiary trust	—	1,238	1,730

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Note to Condensed Financial Statements

December 31, 2007

1.    Basis of Presentation

        The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of American Equity Investment Life Holding Company (Parent Company).

        In the Parent Company financial statements, its investment in and advances to subsidiaries are stated at cost plus equity in undistributed income (losses) of subsidiaries since the date of acquisition and net unrealized gains/losses on the subsidiaries' fixed maturity securities classified as "available for sale" and equity securities in accordance with Statement of Financial Accounting Standards No.115, Accounting for Certain Investments in Debt and Equity Securities.

        See notes 7 and 9 to the consolidated financial statements for a description of the Parent Company's notes payable and subordinated debentures payable to subsidiary trusts.

Schedule III—Supplementary Insurance Information

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable
	(Dollars in thousands)
As of December 31, 2007: Life insurance	$1,272,108	$14,711,780	$—	$120,186
As of December 31, 2006: Life insurance	$1,088,890	$13,207,931	$—	$128,579
As of December 31, 2005: Life insurance	$977,015	$12,237,988	$—	$126,387

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses
	(Dollars in thousands)
Year ended December 31, 2007: Life insurance	$58,451	$719,916	$512,434	$56,330	$102,897
Year ended December 31, 2006: Life insurance	$53,094	$677,638	$604,155	$94,923	$99,857
Year ended December 31, 2005: Life insurance	$39,264	$554,118	$346,444	$68,109	$82,271

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule IV—Reinsurance

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2007:
Life insurance in force, at end of year	$2,493,420	$2,011	$87,381	$2,578,790	3.39%

Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$56,343	$10,515	$—	$45,828	—%
Traditional life and accident and health insurance premiums	11,739	161	1,045	12,623	8.28%

	$68,082	$10,676	$1,045	$58,451	1.78%

Year ended December 31, 2006:
Life insurance in force, at end of year	$2,542,997	$1,748	$96,876	$2,638,125	3.67%

Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$50,658	$11,186	$—	$39,472	—%
Traditional life and accident and health insurance premiums	12,512	61	1,171	13,622	8.60%

	$63,170	$11,247	$1,171	$53,094	2.20%

Year ended December 31, 2005:
Life insurance in force, at end of year	$2,722,017	$1,327	$109,289	$2,829,979	3.86%

Insurance premiums and other considerations:
Annuity and single premium universal life product charges	$35,126	$9,440	$—	$25,686	—%
Traditional life and accident and health insurance premiums	12,301	155	1,432	13,578	10.55%

	$47,427	$9,595	$1,432	$39,264	3.65%

See accompanying Report of Independent Registered Public Accounting Firm.

Item 15.    Exhibits and Financial Statement Schedules.

(a)    Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation, including Articles of Amendment**++
3.2	Articles of Amendment to Articles of Incorporation filed on September 23, 2003#
3.3	Amended and Restated Bylaws+
4.4	Amended and Restated Declaration of Trust of American Equity Capital Trust I dated September 7, 1999+
4.5	Indenture dated September 7, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.6	Trust Preferred Securities Guarantee Agreement dated September 7, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.7	Trust Common Securities Guarantee Agreement dated September 7, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.8	Indenture dated October 29, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.9	Trust Preferred Securities Guarantee Agreement dated October 29, 1999 between American Equity Investment Life Holding Company and West Des Moines, State Bank, as trustee#
4.10	Trust Common Securities Guarantee Agreement dated October 29, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.11	Indenture dated December 16, 2003, between American Equity Investment Life Holding Company and Wilmington Trust Company, as trustee++++++++
4.12	Guarantee Agreement dated December 16, 2003, between American Equity Investment Life Holding Company and Wilmington Trust Company, as trustee++++++++
4.13	Indenture dated April 29, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee++++++++++
4.14	Guarantee Agreement dated April 29, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee++++++++++
4.15	Indenture dated September 14, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee++++++++++
4.16	Guarantee Agreement dated September 14, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee++++++++++
4.17	Indenture dated December 22, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee##
4.18	Guarantee Agreement dated December 22, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee##
4.19	Indenture dated December 6, 2004 between American Equity Investment Life Holding Company and US Bank, as trustee##
4.20	Registration Rights Agreement dated as of December 6, 2004 by and among American Equity Investment Life Holding Company, Deutsche Bank Securities Inc., Raymond James & Associates, Inc., and Advest, Inc.##
4.21	First Supplemental Indenture dated December 30, 2004 between American Equity Investment Life Holding Company and US Bank, as trustee##
4.22	Registration Rights Agreement dated as of December 30, 2004 between American Equity Investment Life Holding Company and Deutsche Bank Securities Inc.##
4.23	Indenture dated June 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee+++++++++++
4.24	Guarantee Agreement dated June 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee+++++++++++
4.25	Indenture dated August 4, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee++++++++++++
4.26	Guarantee Agreement dated August 4, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee++++++++++++

4.27		Indenture dated December 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee***
4.28		Guarantee Agreement dated December 31, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, as trustee***
4.29		Indenture dated February 15, 2006 between American Equity Investment Life Holding Company and Wells Fargo Bank, National Association, as trustee****
4.30		Guarantee Agreement dated February 15, 2006 between American Equity Investment Life Holding Company and Wells Fargo Bank, National Association, as trustee****
4.31		Amended and Restated Indenture dated July 7, 2006 between American Equity Investment Life Holding Company and Wells Fargo Bank, National Association, as trustee*****
4.32		Amended and Restated Guarantee Agreement dated July 7, 2006 between American Equity Investment Life Holding Company and Wells Fargo Bank, National Association, as trustee*****
9		Voting Trust Agreement dated December 30, 1997 among Farm Bureau Life Insurance Company, American Equity Investment Life Holding Company and David J. Noble, David S. Mulcahy and Debra J. Richardson (Voting Trustees)*
10.1		Restated and Amended General Agency Commission and Servicing Agreement dated June 30, 1997 between American Equity Investment Life Insurance Company and American Equity Investment Service Company*
10.1-A		1999 General Agency Commission and Servicing Agreement dated as of June 30, 1999 between American Equity Investment Life Insurance Company and American Equity Investment Service Company+
10.1-B		Second Restated and Amended General Agency Commission and Servicing Agreement dated as of October 1, 2002 between American Equity Investment Life Insurance Company and American Equity Investment Service Company++++++
10.1-C		First Amendment to the 1999 General Agency Commission and Servicing Agreement effective July 1, 2003 between American Equity Investment Life Insurance Company and American Equity Investment Service Company++++++++
10.1-D		First Amendment to Second Restated and Amended General Agency Commission and Servicing Agreement effective December 29, 2004 between American Equity Investment Life Insurance Company and American Equity Investment Service Company##
10.2		1996 Stock Option Plan*
10.3		Restated and Amended Stock Option and Warrant Agreement dated April 30, 1997 between American Equity Investment Life Holding Company and D.J. Noble*
10.5		Deferred Compensation Agreements between American Equity Investment Life Holding Company and
	(a)	James M. Gerlach dated June 6, 1996*
	(b)	Terry A. Reimer dated November 11, 1996*
	(c)	David S. Mulcahy dated December 31, 1997*
10.6		Forgivable Loan Agreement dated April 30, 2000 between American Equity Investment Life Holding Company and D.J Noble++
10.7		2000 Employee Stock Option Plan++
10.8		2000 Director Stock Option Plan++
10.9		Coinsurance and Yearly Renewable Term Reinsurance Agreement dated January 1, 2001 between American Equity Investment Life Holding Company and Atlantic International Reinsurance Company LTD.++++
10.10		Coinsurance Agreement dated December 19, 2001 between American Equity Investment Life Holding Company and EquiTrust Life Insurance Company+++++
10.10-A		Coinsurance Agreement dated December 29, 2003 between American Equity Investment Life Holding Company and EquiTrust Life Insurance Company++++++++
10.10-B		First Amendment to Coinsurance Agreement dated December 29, 2003 between American Equity Investment Life Holding Company and EquiTrust Life Insurance Company+++++++++
10.11		Amended and Restated Credit Agreement dated December 30, 2002 among American Equity Investment Life Holding Company, West Des Moines State Bank, as co-agent, Fleet National Bank, as documentation agent and U.S. Bank National Association, as agent++++++

10.12	2002 Coinsurance and Yearly Renewable Term Reinsurance Agreement dated November 1, 2002 between American Equity Investment Life Holding Company and Hannover Life Reassurance Company of America+++++++
10.13	2003 Coinsurance and Yearly Renewable Term Reinsurance Agreement dated September 30, 2003 between American Equity Investment Life Holding Company and Hannover Life Reassurance Company of America#
10.13-A	First Amendment to 2003 Coinsurance and Yearly Renewable Term Reinsurance Agreement dated September 30, 2003 between American Equity Investment Life Holding Company and Hannover Life Reassurance Company of America++++++++
10.14	Form of Change in Control Agreement between American Equity Investment Life Holding Company and each of John M. Matovina, Kevin R. Wingert, Debra J. Richardson and Wendy L. Carlson#
10.15	Form of Change in Control Agreement between American Equity Investment Life Holding Company and each James M. Gerlach and Terry A. Reimer#
10.16	First Amendment dated August 14, 2003 to Amended and Restated Credit Agreement dated December 30, 2002 among American Equity Investment Life Holding Company, West Des Moines State Bank, as co-agent, Fleet National Bank, as documentation agent and U.S. National Association, as agent#
10.17	Second Amendment dated October 24, 2003 to Amended and Restated Credit Agreement dated December 30, 2002 among American Equity Investment Life Holding Company, West Des Moines State Bank, as co-agent, Fleet National Bank, as documentation agent and U.S. Bank National Association, as agent#
10.18	Third Amendment dated December 31, 2003, to Amended and Restated Credit Agreement dated December 30, 2002 among American Equity Investment Life Holding Company, West Des Moines State Bank, as co-agent, Fleet National Bank, as documentation agent and U.S. Bank National Association, as agent++++++++
10.19	Fourth Amendment dated June 30, 2004 to Amended and Restated Credit Agreement dated December 30, 2002 among American Equity Investment Life Holding Company, West Des Moines State Bank, as co-agent, Fleet National Bank, as documentation agent and U.S. Bank National Association, as agent+++++++++
10.20	Amended and Restated Credit Agreement dated September 22, 2004 among American Equity Investment Life Holding Company, West Des Moines State Bank, LaSalle Bank and U.S. Bank National Association++++++++++
10.21	Stock Sale/Purchase Agreement dated September 2, 2005 between American Equity Investment Life Holding Company and D.J. Noble++++++++++++
10.22	2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement dated October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America****
10.23	Amendment I to 2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement dated October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America****
10.24	Amendment II to 2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement dated October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America****
10.25	Credit Agreement dated November 20, 2006 among American Equity Investment Life Holding Company, KeyBank National Association and LaSalle Bank National Association******
10.26	American Equity Investment Life Holding Company Independent Insurance Agent Stock Option Plan*******
12.1	Ratio of Earnings to Fixed Charges
21.2	Subsidiaries of American Equity Investment Life Holding Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to American Equity Investment Life Holding Company's Registration Statement on Form 10 dated April 29, 1999
**	Incorporated by reference to the Registration Statement on Form 10 dated April 29, 1999 and Post-Effective Amendment No. 1 to the Registration Statement on Form 10 dated July 20, 1999
+	Incorporated by reference to Form 10-K for the period ended December 31, 1999
++	Incorporated by reference to Form 10-Q for the period ended June 30, 2000
+++	Incorporated by reference to Form 10-K for the period ended December 31, 2000
++++	Incorporated by reference to Form 10-Q for the period ended September 30, 2001
+++++	Incorporated by reference to Form 10-K for the period ended December 31, 2001
++++++	Incorporated by reference to Form 10-K for the period ended December 31, 2002
+++++++	Incorporated by reference to Form 10-Q for the period ended June 30, 2003
++++++++	Incorporated by reference to Form 10-K for the period ended December 31, 2003
+++++++++	Incorporated by reference to Form 10-Q for the period ended June 30, 2004
++++++++++	Incorporated by reference to Form 10-Q for the period ended September 30, 2004
+++++++++++	Incorporated by reference to Form 10-Q for the period ended June 30, 2005
++++++++++++	Incorporated by reference to Form 10-Q for the period ended September 30, 2005
***	Incorporated by reference to Form 10-K for the period ended December 31, 2005
****	Incorporated by reference to Form 10-Q for the period ended March 31, 2006
*****	Incorporated by reference to Form 10-Q for the period ended September 30, 2006
******	Incorporated by reference to Form 10-K for the period ended December 31, 2006
*******	Incorporated by reference to Form 10-Q for the period ended September 30, 2007
#	Incorporated by reference to the Registration Statement on Form S-1 dated September 15, 2003, including all pre-effective amendments thereto
##	Previously filed with the original Form 10-K for the period ended December 31, 2004

QuickLinks

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007 TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1B. Unresolved Staff Comments
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
  Item 9B. Other Information
PART III
PART IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
Report of Independent Registered Public Accounting Firm
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands, except per share data)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
Schedule I—Summary of Investments—Other Than Investments in Related Parties AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY December 31, 2007
Schedule II—Condensed Financial Information of Registrant AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY) Condensed Balance Sheets (Dollars in thousands)
Schedule II—Condensed Financial Information of Registrant (Continued) AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY) Condensed Statements of Income (Dollars in thousands)
Schedule II—Condensed Financial Information of Registrant (Continued) AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY) Condensed Statements of Cash Flows (Dollars in thousands)
  Item 15. Exhibits and Financial Statement Schedules.