Form 10-Q
period 2008-03-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2008-05-12
CIK 1039828

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐     No ☒

APPLICABLE TO CORPORATE ISSUERS:

Shares of common stock outstanding at April 30, 2008: 54,604,272

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2008 - $5,451,756; 2007- $5,120,268)	$5,273,420	$5,008,772
Held for investment, at amortized cost (fair value: 2008 - $5,226,351; 2007 - $5,212,815)	5,270,156	5,355,733
Equity securities, available for sale, at fair value (cost: 2008 - $155,755; 2007 - $105,155)	135,667	87,412
Mortgage loans on real estate	2,046,836	1,953,894
Derivative instruments	80,707	204,657
Policy loans	446	427
Total investments	12,807,232	12,610,895

Cash and cash equivalents	19,647	18,888
Coinsurance deposits	1,645,769	1,698,153
Accrued investment income	86,644	77,348
Deferred policy acquisition costs	1,274,724	1,272,108
Deferred sales inducements	611,385	588,473
Deferred income taxes	49,824	75,806
Income taxes recoverable	35,819	24,990
Other assets	26,929	27,711
Total assets	$16,557,973	$16,394,372

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$113,213	$109,570
Annuity products	14,639,902	14,602,210
Other policy funds and contract claims	118,254	120,186
Notes payable	262,570	268,339
Subordinated debentures	268,351	268,330
Amounts due under repurchase agreements	439,614	257,225
Other liabilities	91,167	156,877
Total liabilities	15,933,071	15,782,737

Stockholders’ equity:
Common stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding: 2008 - 51,670,073 shares (excluding 5,276,124 treasury shares); 2007 - 53,556,002 shares (excluding 3,329,718 treasury shares)	51,670	53,556
Additional paid-in capital	373,374	387,302
Unallocated common stock held by ESOP; 2008 - 619,302 shares; 2007 - 629,565 shares	(6,670)	(6,781)
Accumulated other comprehensive loss	(59,111)	(38,929)
Retained earnings	265,639	216,487
Total stockholders’ equity	624,902	611,635
Total liabilities and stockholders’ equity	$16,557,973	$16,394,372

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Traditional life and accident and health insurance premiums	$3,316	$3,057
Annuity product charges	12,098	8,994
Net investment income	195,488	169,358
Realized gains (losses) on investments	(2,419)	579
Change in fair value of derivatives	(157,365)	(8,522)
Total revenues	51,118	173,466

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	2,609	1,933
Interest credited to account balances	54,176	115,953
Amortization of deferred sales inducements	31,912	4,361
Change in fair value of embedded derivatives	(218,614)	(6,631)
Interest expense on notes payable	4,129	4,082
Interest expense on subordinated debentures	5,231	5,589
Interest expense on amounts due under repurchase agreements	2,972	4,018
Amortization of deferred policy acquisition costs	80,690	17,569
Other operating costs and expenses	12,718	11,411
Total benefits and expenses	(24,177)	158,285
Income before income taxes	75,295	15,181
Income tax expense	26,143	5,254
Net income	$49,152	$9,927

Earnings per common share	$0.89	$0.18
Earnings per common share - assuming dilution	$0.85	$0.17

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2006	$53,501	$389,644	$—	$(38,769)	$190,690	$595,066
Comprehensive income:
Net income for period	—	—	—	—	9,927	9,927
Change in net unrealized investment gains/losses	—	—	—	(80)	—	(80)
Total comprehensive income						9,847
Share-based compensation	—	1,338	—	—	—	1,338
Issuance of 7,000 shares of common stock under compensation plans, including excess income tax benefits	7	65	—	—	—	72
Conversion of $250 of subordinated debentures	31	219	—	—	—	250
Balance at March 31, 2007	$53,539	$391,266	$—	$(38,849)	$200,617	$606,573

Balance at December 31, 2007	$53,556	$387,302	$(6,781)	$(38,929)	$216,487	$611,635
Comprehensive income:
Net income for period	—	—	—	—	49,152	49,152
Change in net unrealized investment gains/losses	—	—	—	(20,182)	—	(20,182)
Total comprehensive income						28,970
Acquisition of 1,946,406 shares of common stock	(1,946)	(14,681)	—	—	—	(16,627)
Allocation of 10,263 shares of common stock by ESOP, including excess income tax benefits	—	(15)	111	—	—	96
Share-based compensation	—	761	—	—	—	761
Issuance of 59,244 shares of common stock under compensation plans, including excess income tax benefits	59	(2)	—	—	—	57
Conversion of $10 of subordinated debentures	1	9	—	—	—	10
Balance at March 31, 2008	$51,670	$373,374	$(6,670)	$(59,111)	$265,639	$624,902

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net income	$49,152	$9,927
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	54,176	115,953
Amortization of deferred sales inducements	31,912	4,361
Annuity product charges	(12,098)	(8,994)
Change in fair value of embedded derivatives	(218,614)	(6,631)
Increase in traditional life and accident and health insurance reserves	1,622	1,795
Policy acquisition costs deferred	(57,855)	(49,007)
Amortization of deferred policy acquisition costs	80,690	17,569
Provision for depreciation and other amortization	658	311
Amortization of discount and premiums on investments	(62,250)	(63,565)
Realized losses (gains) on investments	2,419	(579)
Change in fair value of derivatives	157,362	8,522
Deferred income taxes	36,849	3,648
Loss on retirement of debt	267	—
Share-based compensation	761	1,338
ESOP compensation	88	—
Change in accrued investment income	(9,296)	(10,835)
Change in income taxes recoverable	(10,829)	(3,255)
Change in other assets	299	604
Change in other policy funds and contract claims	(1,932)	(3,831)
Change in other liabilities	11,488	(54,762)
Net cash provided by (used in) operating activities	54,869	(37,431)

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	623,318	71,776
Fixed maturity securities - held for investment	150,474	—
Equity securities, available for sale	1,065	15,021
Mortgage loans on real estate	36,473	30,135
Derivative instruments	15,299	79,685
Acquisition of investments:
Fixed maturity securities - available for sale	(1,007,828)	(48,679)
Equity securities, available for sale	(51,695)	(33,659)
Mortgage loans on real estate	(129,415)	(73,547)
Derivative instruments	(65,769)	(63,320)
Policy loans	(19)	(13)
Purchases of property, furniture and equipment	(61)	(502)
Net cash used in investing activities	(428,158)	(23,103)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$515,160	$444,479
Coinsurance deposits	43,393	45,605
Return of annuity and single premium universal life policyholder account balances	(332,050)	(304,801)
Proceeds from notes payable	15,000	—
Repayments of notes payable	(20,766)	(1,032)
Increase (decrease) in amounts due under repurchase agreements	182,389	(154,139)
Acquisition of common stock	(16,627)	—
Excess tax benefits realized from share-based compensation plans	21	11
Proceeds from issuance of common stock	44	61
Checks in excess of cash balance	(12,516)	28,880
Net cash provided by financing activities	374,048	59,064
Increase (decrease) in cash and cash equivalents	759	(1,470)

Cash and cash equivalents at beginning of period	18,888	29,949
Cash and cash equivalents at end of period	$19,647	$28,479

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest expense	$8,941	$9,941
Income taxes	—	4,200
Non-cash operating activity:
Deferral of sales inducements	42,139	33,780
Non-cash financing activity:
Conversion of subordinated debentures	10	250

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

1. Organization and Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements of American Equity Investment Life Holding Company (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by GAAP for complete financial statements.  The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  All significant intercompany accounts and transactions have been eliminated.  The preparation of financial statements requires the use of management estimates.  For further information related to a description of areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Reclassifications

Certain amounts in the unaudited consolidated financial statements for the period ended March 31, 2007 have been reclassified to conform to the financial statement presentation for the period ended March 31, 2008.

Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be reported at fair value.  There was no impact on the unaudited consolidated financial statements upon the adoption of SFAS 159 as the Company did not elect to report any assets or liabilities at fair value that were not currently reported at such.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements.  SFAS 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  For assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to initial recognition, the reporting entity shall disclose information that enables financial statement users to assess the inputs used to develop those measurements.  For recurring fair value measurements using significant unobservable inputs, the reporting entity shall disclose the effect of the measurements on earnings for the period.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  The adoption of SFAS 157 resulted in a change prospectively beginning on January 1, 2008 in the discount rates used in the calculation of the fair values of the embedded derivative component of the Company’s policy benefit reserves from risk-free rates to discount rates that include non performance risk related to those liabilities.  This change resulted in an increase in net income of $40.7 million for the three months ended March 31, 2008.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133 (“SFAS 161”).  SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for and affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  Adoption of SFAS 161 as of January 1, 2009 will not have a material impact on the Company’s financial position or results of operations as it impacts financial statement disclosure only.

2. Fair Values of Financial Instruments

SFAS 157 requires companies to expand disclosures associated with fair value measurements and to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  SFAS 157 provides a hierarchy for valuation inputs in which assets and liabilities measured at fair value must be disclosed.  Accordingly, the Company groups financial assets and financial liabilities measured at fair value in the following categories:

Level 1 - Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2 - Quoted prices in active markets for similar assets and liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable.

Level 3 - Significant inputs that are unobservable for assets or liabilities.

The following valuation techniques were used by the Company in estimating the fair values of financial instruments:

Fixed maturity and equity securities, available for sale: Quoted market prices from third parties for identical securities in active markets when available.  Quoted market prices from third parties for similar securities in active markets when identical security quotes are not available.  Quoted market prices from third parties for identical or similar securities in markets that are not active when active market prices are not available.

Derivative instruments: Quoted market prices from counterparties adjusted for credit risk of the counterparty as applicable.

Cash and cash equivalents: Amounts reported for these instruments are historical cost which approximates their fair value.

Embedded derivatives: Amounts reported are estimated by projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and discounting the excess of the projected contract value amounts.  The projections of the policy contract values are based on best estimate assumptions for future policy growth and future policy decrements.  Best estimate assumptions for future policy growth include assumptions for the expected index credit on the next policy anniversary date which are derived from the fair values of the underlying call options purchased to fund such index credits and the expected costs of annual call options that will be purchased in the future to fund index credits beyond the next policy anniversary.  The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as were used to project policy contract values.  Increases or decreases in the fair value of embedded derivatives generally correspond to increases or decreases in the fair values of call options purchased to fund the annual index credits and changes in the discount rates used to discount the excess of the projected policy contract values over the projected minimum guaranteed contract values.  The discount rates are based on risk-free rates adjusted for the non performance risk of the Company.

The Company’s assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2008 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets
Fixed maturity and equity securities, available for sale	$5,409,087	$242,817	$5,166,270	$—
Derivative instruments	80,707	—	80,707	—
Cash and cash equivalents	19,647	19,647	—	—
	$5,509,441	$262,464	$5,246,977	$—
Liabilities
Embedded derivatives	$1,190,935	$—	$—	$1,190,935

The following table provides a reconciliation of the beginning and ending balances for the Company’s Level 3 liabilities, consisting of embedded derivatives, which are measured at fair value on a recurring basis using significant unobservable inputs from December 31, 2007 to March 31, 2008:

Fair Value
Embedded Derivatives
December 31, 2007	$1,432,746
Premiums less benefits	42,913
Change in unrealized gains, net	(284,724)
March 31, 2008	$1,190,935

Change in unrealized gains, net of $284.7 million, are included in change in fair value of embedded derivatives in the unaudited consolidated statement of income.

3. Contingencies

In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims.  The Company is currently a defendant in several purported class action lawsuits alleging improper sales practices and similar claims as described below.  It is often not possible to determine the ultimate outcome of pending legal proceedings or to provide reasonable ranges of potential losses with any degree of certainty.  The lawsuits referred to below are in very preliminary stages and the Company does not have sufficient information to make an assessment of the plaintiffs’ claims for liability or damages nor has the court decided whether a class will be certified or the size of the class and class period.  The plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages, which are difficult to quantify and cannot be estimated based on the information currently available.  The Company does not believe that these lawsuits will have a material adverse effect on its financial position, results of operations or cash flows.  However, there can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on the Company’s business, financial condition, or results of operations.

The Company is a defendant in two cases seeking class action status, including (i) Stephens v. American Equity Investment Life Insurance Company, et. al., in the San Luis Obispo Superior Court, San Francisco, California (complaint filed November 29, 2004) (the “SLO Case”) and (ii) In Re: American Equity Annuity Practices and Sales Litigation, in the United States District Court for the Central District of California, Western Division (complaint filed September 7, 2005) (the “Los Angeles Case”).  The plaintiff in the SLO Case seeks to represent a national class of individuals who either purchased their annuity from the Company through a co-defendant marketing organization or who purchased one of a defined set of particular annuities issued by the Company.  The Company has filed its opposition to a motion to certify the class, and the hearing on the motion began on March  18, 2008 but was not completed.  The hearing is scheduled to resume on May 16, 2008.  The Company is vigorously defending both the issue of class action status of the lawsuit as well as the underlying allegations, which include misrepresentation, breach of contract, breach of a state law regarding unfair competition and other claims.

The Los Angeles Case is a consolidated action involving several lawsuits filed by individuals and is seeking class action status for a national class of purchasers of annuities issued by the Company.  The allegations generally attach the suitability of sales of deferred annuity products to persons over the age of 65.  The Company is vigorously defending against both class action status as well as the underlying claims which include misrepresentation and violations of the Racketeer Influenced and Corrupt Organizations Act, among others.

4. Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands, except per share data)
Numerator:
Net income - numerator for earnings per common share	$49,152	$9,927
Interest on convertible subordinated debentures (net of income tax benefit)	262	265
Numerator for earnings per common share - assuming dilution	$49,414	$10,192

Denominator:
Weighted average common shares outstanding (1)	55,430,709	56,693,206
Effect of dilutive securities:
Convertible subordinated debentures	2,765,350	2,799,271
Stock options and deferred compensation agreements	25,344	666,603
Denominator for earnings per common share - assuming dilution	58,221,403	60,159,080

Earnings per common share	$0.89	$0.18
Earnings per common share - assuming dilution	$0.85	$0.17

(1) Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.

Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
Three months ended March 31, 2008	1,226,287	$8.67 - $14.34
Three months ended March 31, 2007	6,500	$14.34

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis reviews our unaudited consolidated financial position at March 31, 2008, and the unaudited consolidated results of operations for the three month periods ended March 31, 2008 and 2007, and where appropriate, factors that may affect future financial performance.  This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2007.

All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission (“SEC”), press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions, constitute forward-looking statements.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things:

•                                    general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated therewith, the fair value of our investments, which could result in other than temporary impairments, and certain liabilities, and the lapse rate and profitability of policies;

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

Annuity deposits by product type collected during the three months ended March 31, 2008 and 2007, were as follows:

	Three Months Ended March 31,
Product Type	2008	2007
	(Dollars in thousands)
Index annuities:
Index strategies	$332,836	$301,791
Fixed strategy	173,533	128,970
	506,369	430,761

Fixed rate annuities:
Single-year rate guaranteed	7,233	11,786
Multi-year rate guaranteed	1,558	1,932
	8,791	13,718
Total before coinsurance ceded	515,160	444,479
Coinsurance ceded	537	591
Net after coinsurance ceded	$514,623	$443,888

Net annuity deposits after coinsurance ceded increased 16% during the first quarter of 2008 compared to the same period in 2007.  We attribute this increase to several factors including: our continued strong position with our national marketing organizations and field force of licensed, independent insurance agents; the increased attractiveness of safe money products in volatile markets; declining interest rates on competing products such as bank certificates of deposit; and product enhancements including a new generation of guaranteed income withdrawal benefit riders.

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the “investment spread”.  Our investment spread is summarized as follows:

	Three Months Ended
	March 31,
	2008	2007
Average yield on invested assets	6.14%	6.06%
Cost of money:
Aggregate	3.55%	3.43%
Cost of money for index annuities	3.58%	3.41%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.26%	3.25%
Multi-year rate guaranteed	3.94%	4.28%

Investment spread:
Aggregate	2.59%	2.63%
Index annuities	2.56%	2.65%
Fixed rate annuities:
Annually adjustable	2.88%	2.81%
Multi-year rate guaranteed	2.20%	1.78%

The cost of money for index annuities and average crediting rates for fixed rate annuities are computed based upon policyholder account balances and do not include the impact of amortization of deferred sales inducements.  See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2007.  With respect to our index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate strategy, expenses we incur to fund the annual index credits and where applicable, minimum guaranteed interest credited.  Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances.  See Critical Accounting Policies - Derivative Instruments - Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Results of Operations

Three Months Ended March 31, 2008 and 2007

Net income increased 395% to $49.2 million in the first quarter of 2008 compared to $9.9 million for the same period in 2007 primarily attributable to the adoption of SFAS No. 157, Fair Value Measurements (“SFAS 157”) as discussed below.  In general, net income has been increasing due to the growth in the volume of business in force and increases in the investment spread earned on our annuity liabilities.  Our investment spread measured on a percentage basis was lower in the first quarter of 2008 than in the first quarter of 2007 (2.59% compared to 2.63%) due to a higher average cost of money for index annuities.  This higher average cost of money generally resulted from increases in the cost of options purchased during 2007 to fund the index credits on index annuities which was attributable to increased equity market volatility.

The comparability of the amounts is impacted by (i) realized gains (losses) on investments and (ii) the impact of the application of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) to our index annuity business and contingent convertible senior notes.  We estimate that these items increased (decreased) net income as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Realized gains (losses) on investments	$(1,008)	$374
Application of SFAS 133 to index annuity business	33,155	(5,148)
Application of SFAS 133 to contingent convertible senior notes	(444)	(154)

Realized gains and losses on investments fluctuate from year to year based upon changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other than temporary impairments.  Amounts attributable to the application of SFAS 133 to our index annuity business fluctuate based upon changes in the fair values of call options purchased to fund the annual index credits for index annuities and changes in the interest rates used to discount the embedded derivative liability.  The significant increase in the impact from this item for the first quarter of 2008 is primarily attributable to the adoption of SFAS No. 157 which requires that the discount rates used in the calculation of the fair value of embedded derivatives for index annuities include non performance risk related to those liabilities.  The discount rates are based on risk-free rates adjusted for the non performance risk of the Company.  Prior to the adoption of SFAS 157 the discount rates used were risk-free interest rates.  SFAS 157 was adopted prospectively on January 1, 2008 and the changes in discount rates resulted in an increase to net income of $40.7 million for the first quarter of 2008.  Changes in the amounts attributable to the application of SFAS 133 to our contingent convertible senior notes are discussed below under change in fair value of embedded derivatives and interest expense on notes payable.

Annuity product charges (surrender charges assessed against policy withdrawals) increased 35% to $12.1 million for the first quarter of 2008 compared to $9.0 million for the same period in 2007.  The increase was principally due to increases in policy withdrawals subject to surrender charges due to growth in the volume and aging of the business in force.  Withdrawals from annuity and single premium universal life policies subject to surrender charges were $76.0 million and $62.0 million for the three months ended March 31, 2008 and 2007, respectively.  The average surrender charge collected on withdrawals subject to a surrender charge was 15.7% and 14.4% for the three months ended March 31, 2008 and 2007, respectively.

Net investment income increased 15% to $195.5 million in the first quarter of 2008 compared to $169.4 million for the same period in 2007.  The increase was principally attributable to the growth in our annuity business and a corresponding increase in our invested assets and the average yield earned on investments.  Average invested assets excluding derivative instruments (on an amortized cost basis) increased 13% to $12.7 billion at March 31, 2008 compared to $11.2 billion at March 31, 2007, while the average yield earned on average invested assets was 6.14% and 6.06% for the three months ended March 31, 2008 and 2007, respectively.  The increase in the yield earned on average invested assets was attributable to higher yields on investments purchased subsequent to March 31, 2007.

Realized gains (losses) on investments include gains and losses on the sale of securities as well as losses recognized when the fair value of a security is written down through earnings in recognition of an other than temporary impairment.  Realized gains and losses on investments fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other than temporary impairments.  The components of realized gains (losses) on investments for the three months ended March 31, 2008 and 2007 are set forth in the table that follows.  See Financial Condition – Investments for additional discussion of write downs of the fair value of securities for other than temporary impairments.

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$943	$407
Gross realized losses	(113)	—
Other than temporary impairments	(3,249)	—
	(2,419)	407
Equity securities:
Gross realized gains	—	172
	—	172
	$(2,419)	$579

Change in fair value of derivatives (principally call options purchased to fund annual index credits on index annuities) is affected by the performance of the indices upon which our options are based and the aggregate cost of options purchased.  The components of change in fair value of derivatives for the three months ended March 31, 2008 and 2007 are set forth as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration or early termination	$(46,503)	$31,236
Change in unrealized loss	(109,811)	(39,512)
Interest rate swaps	(1,051)	(246)
	$(157,365)	$(8,522)

The differences between the change in fair value of derivatives between years are primarily due to the performance of the indices upon which our call options are based.  A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices.  The range of index appreciation for options expiring during the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008			2007
S&P 500 Index
Point-to-point strategy	0.0%	-	6.4%	6.9%	-	14.4%
Monthly average strategy	0.0%	-	2.6%	1.2%	-	4.9%
Monthly point-to-point strategy	0.0%	-	0.0%	4.4%	-	12.7%
Lehman Brothers U.S. Aggregate and U.S. Treasury indices	5.0%	-	12.0%	2.6%	-	6.4%

Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the index annuity policies (participation rates, caps and asset fees) which allow us to manage the cost of the options purchased to fund the annual index credits.  The change in fair value of derivatives is also influenced by the aggregate costs of options purchased.  The aggregate cost of options has increased primarily due to an increased amount of index annuities in force.  The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing.  The increases in market volatility experienced during 2007 resulted in increased option costs.  Option costs in the first quarter of 2008 have decreased due to adjustments to participation rates, caps and asset fees.  See Critical Accounting Policies - Derivative Instruments - Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Interest credited to account balances decreased 53% to $54.2 million in the first quarter of 2008 compared to $116.0 million for the same period in 2007.  The components of interest credited to account balances are summarized as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Index credits on index policies	$16,410	$77,121
Interest credited (including changes in minimum guaranteed interest for index annuities)	37,766	38,832
	$54,176	$115,953

The changes in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options.  Total proceeds received upon expiration or gains recognized upon early termination of the call options purchased to fund the annual index credits were $13.8 million and $73.8 million for the three months ended March 31, 2008 and 2007, respectively.  The decrease in interest credited was due to reductions in the account balances receiving a fixed rate of interest and decreases in interest crediting rates on several of our products.  A significant factor in the reductions in interest credited on fixed rate annuities is the reduced interest on multi-year rate guarantee annuities.  The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 15% during the three months ended March 31, 2008 to $12.9 billion from $11.2 billion during the same period in 2007.

Amortization of deferred sales inducements increased 625% to $31.9 million in the first quarter of 2008 compared to $4.4 million for the same period in 2007.  In general, amortization of deferred sales inducements has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium and interest bonus annuity products.  Bonus products represented 91% and 83% of our total annuity deposits during the three months ended March 31, 2008 and 2007, respectively.  The anticipated increase in amortization from these factors has been affected by amortization associated with the application of SFAS 133 to our index annuity business.  The application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts.  The change in fair value of the embedded derivatives will not correspond to the change in fair value of derivatives (purchased call options) because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceed 10 years.  The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business increased amortization by $21.5 million in the first quarter of 2008 and decreased amortization by $3.4 million for the same period in 2007.  Excluding these amounts, amortization for the three months ended March 31, 2008 would have been $10.6 million compared to $7.8 million for the same period in 2007.  See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2007.  The comparison between periods is also affected by amortization associated with realized gains (losses) on investments.  The gross profit adjustments from net realized gains (losses) on investments decreased amortization by $0.2 million for the three months ended March 31, 2008 and had no effect on amortization for the same period in 2007.

Change in fair value of embedded derivatives was a decrease of $218.6 million in the first quarter of 2008 compared to a decrease of $6.6 million for the same period in 2007.  The changes related to the embedded derivatives within our index annuities resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund these index credits discussed above in change in fair value of derivatives; (ii) changes in discount rates used in estimating our liability for policy growth subsequent to the next policy anniversary; (iii) changes in estimates of expected costs of annual call options that will be purchased in the future to fund index credits beyond the next policy anniversary and (iv) the growth in the host component of the embedded derivative.  See Critical Accounting Policies - Derivative Instruments - Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2007.  The primary reasons for the decrease in fair value of the embedded derivatives in the first quarter of 2008 was increases in the discount rates used in estimating our liability for policy growth subsequent to the next policy anniversary and a decrease in the expected future cost of annual call options.  The increase in the discount rates upon the adoption of SFAS 157 as discussed above to reflect non performance risk of the Company and the decrease in expected future cost of annual options decreased the fair value of the embedded derivatives in the first quarter of 2008 by $150.6 million and $51.6 million, respectively.

Interest expense on subordinated debentures decreased 6% to $5.2 million in the first quarter of 2008 compared to $5.6 million for the same period in 2007.  This decrease was primarily due to decreases in the weighted average interest rate on the outstanding subordinated debentures which were 7.72% and 8.32% for the first quarter of 2008 and 2007, respectively.  The weighted average interest rates have decreased because substantially all of the subordinated debentures issued during 2004 - 2006 have a floating rate of interest based upon the three month London Interbank Offered Rate plus an applicable margin.  See Financial Condition - Liabilities included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Interest expense on amounts due under repurchase agreements decreased 26% to $3.0 million in the first quarter of 2008 compared to $4.0 million for the same period in 2007.  This decrease was primarily due to decreases in the weighted average interest rates on amounts borrowed, offset by increases in the borrowings outstanding.  Weighted average interest rates were 3.20% and 5.50% for the three months ended March 31, 2008 and 2007, respectively, and average borrowings outstanding were $374.1 million and $296.2 million for the first quarter of 2008 and 2007, respectively.

Amortization of deferred policy acquisition costs increased 359% to $80.7 million in the first quarter of 2008 compared to $17.6 million for the same period in 2007.  In general, amortization of deferred policy acquisition costs has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products.  The anticipated increase in amortization from these factors has been affected by amortization associated with the application of SFAS 133 to our index annuity business.  As discussed above, the application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts.  The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business increased amortization by $51.7 million in the first quarter of 2008 and decreased amortization by $8.1 million for the same period in 2007.  Excluding these amounts, amortization for the three months ended March 31, 2008 would have been $29.6 million compared to $25.7 million for the same period in 2007.  The comparisons between years are also affected by amortization associated with realized gains (losses) on investments.  The gross profit adjustments from net realized gains (losses) on investments decreased amortization by $0.6 million for the three months ended March 31, 2008 and had no effect on amortization for the same period in 2007.

Other operating costs and expenses increased 11% to $12.7 million in the first quarter of 2008 compared to $11.4 million for the same period in 2007.  This increase was principally attributable to an increase in legal fees related to the defense of ongoing litigation of $1.1 million and an increase in salaries and benefits of $0.6 million, offset by a $0.2 million decrease in costs associated with the creation of a document database during 2007.

Income tax expense increased 398% to $26.1 million in the first quarter of 2008, compared to $5.3 million for the same period in 2007.  This increase was primarily due to the increase in income before income taxes.  The effective tax rates were 34.7% and 34.6% for the three months ended March 31, 2008 and 2007, respectively.  The effective tax rates for 2008 and 2007 were less than the applicable statutory federal income tax rate of 35% primarily due to state income tax benefits attributable to losses in the non-life subgroup.

Financial Condition

Investments

Our investment strategy is to maintain a predominantly investment grade fixed income portfolio, provide adequate liquidity to meet our cash obligations to policyholders and others and maximize current income and total investment return through active investment management.  Consistent with this strategy, our investments principally consist of fixed maturity securities, mortgage loans on real estate and short-term investments.

Insurance statutes regulate the type of investments that our life subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations and our business and investment strategy, we generally seek to invest in United States government and government-sponsored agency securities and corporate securities rated investment grade by established nationally recognized rating organizations or in securities of comparable investment quality, if not rated and mortgage loans on real estate.

We have classified a portion of our fixed maturity investments as available for sale.  Available for sale securities are reported at fair value and unrealized gains and losses, if any, on these securities (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) are included directly in a separate component of stockholders’ equity, thereby exposing stockholders’ equity to volatility for changes in the reported fair value of securities classified as available for sale.

The composition of our investment portfolio is summarized in the table below (dollars in thousands):

	March 31, 2008		December 31, 2007
	Carrying Amount	Percent	Carrying Amount	Percent
Fixed maturity securities:
United States Government full faith and credit	$20,865	0.2%	$19,882	0.2%
United States Government sponsored agencies	7,833,179	61.2%	8,208,909	65.1%
Corporate securities, including redeemable preferred stocks	1,470,839	11.5%	1,419,129	11.2%
Mortgage and asset-backed securities:
Government	74,505	0.6%	75,353	0.6%
Non-government	1,144,188	8.9%	641,232	5.1%
Total fixed maturity securities	10,543,576	82.4%	10,364,505	82.2%
Equity securities	135,667	1.0%	87,412	0.7%
Mortgage loans on real estate	2,046,836	16.0%	1,953,894	15.5%
Derivative instruments	80,707	0.6%	204,657	1.6%
Policy loans	446	—	427	—
	$12,807,232	100.0%	$12,610,895	100.0%

The table below presents our fixed maturity securities by the National Association of Insurance Commissioners (“NAIC”) designation and the equivalent ratings of the nationally recognized securities rating organizations (dollars in thousands).

		March 31, 2008		December 31, 2007
NAIC Designation	Rating Agency Equivalent	Carrying Amount	Percent	Carrying Amount	Percent
1	Aaa/Aa/A	$9,504,023	90.1%	$9,361,755	90.3%
2	Baa	956,233	9.1%	915,259	8.8%
3	Ba	54,501	0.5%	53,784	0.5%
4	B	17,376	0.2%	20,310	0.3%
5	Caa and lower	11,443	0.1%	13,397	0.1%
6	In or near default	—	—	—	—
		$10,543,576	100.0%	$10,364,505	100.0%

At March 31, 2008 and December 31, 2007, the amortized cost and estimated fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value
		(Dollars in thousands)
March 31, 2008
Fixed maturity securities, available for sale:
United States Government full faith and credit	1	$18,715	$(885)	$17,830
United States Government sponsored agencies	22	1,347,890	(22,639)	1,325,251
Corporate securities, including redeemable preferred stocks:
Finance, insurance and real estate	62	420,989	(58,002)	362,987
Manufacturing, construction and mining	35	230,422	(20,258)	210,164
Utilities and related sectors	36	212,091	(14,941)	197,150
Wholesale/retail trade	12	74,869	(5,995)	68,874
Services, media and other	29	152,349	(12,561)	139,788
Mortgage and asset-backed securities	72	1,083,923	(65,152)	1,018,771
	269	$3,541,248	$(200,433)	$3,340,815

Fixed maturity securities, held for investment:
United States Government sponsored agencies	23	$1,760,723	$(33,038)	$1,727,685
Redeemable preferred stock	1	75,430	(14,651)	60,779
	24	$1,836,153	$(47,689)	$1,788,464

Equity securities, available for sale	33	$141,476	$(20,186)	$121,290

December 31, 2007
Fixed maturity securities, available for sale:
United States Government full faith and credit	1	$18,695	$(1,708)	$16,987
United States Government sponsored agencies	49	2,231,910	(30,090)	2,201,820
Corporate securities, including redeemable preferred stocks:
Finance, insurance and real estate	54	377,455	(36,507)	340,949
Manufacturing, construction and mining	31	207,948	(12,659)	195,289
Utilities and related sectors	32	181,665	(10,087)	171,577
Wholesale/retail trade	17	82,492	(4,018)	78,474
Services, media and other	22	115,664	(6,359)	109,305
Mortgage and asset-backed securities	40	495,284	(24,746)	470,538
	246	$3,711,113	$(126,174)	$3,584,939

Fixed maturity securities, held for investment:
United States Government sponsored agencies	78	$4,910,611	$(133,206)	$4,777,405
Redeemable preferred stock	1	75,401	(10,138)	65,263
	79	$4,986,012	$(143,344)	$4,842,668

Equity securities, available for sale	27	$90,812	$(17,915)	$72,897

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008 and December 31, 2007:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2008
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$17,830	$(885)	$—	$—	$17,830	$(885)
United States Government sponsored agencies	214,419	(581)	1,110,832	(22,058)	1,325,251	(22,639)
Corporate securities, including redeemable preferred stocks
Finance, insurance and real estate	239,381	(24,889)	123,607	(33,113)	362,988	(58,002)
Manufacturing, construction and mining	150,872	(9,387)	59,292	(10,871)	210,164	(20,258)
Utilities and related sectors	148,057	(7,777)	49,093	(7,164)	197,150	(14,941)
Wholesale/retail trade	47,781	(1,933)	21,093	(4,062)	68,874	(5,995)
Services, media and other	113,073	(8,512)	26,715	(4,049)	139,788	(12,561)
Mortgage and asset-backed securities	704,313	(33,142)	314,457	(32,010)	1,018,770	(65,152)
	$1,635,726	$(87,106)	$1,705,089	$(113,327)	$3,340,815	$(200,433)
Held for investment:
United States Government sponsored agencies	$61,198	$(162)	$1,666,487	$(32,876)	$1,727,685	$(33,038)
Redeemable preferred stock	60,779	(14,651)	—	—	60,779	(14,651)
	$121,977	$(14,813)	$1,666,487	$(32,876)	$1,788,464	$(47,689)

Equity securities, available for sale	$93,485	$(14,318)	$27,805	$(5,868)	$121,290	$(20,186)

December 31, 2007
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$16,987	$(1,708)	$—	$—	$16,987	$(1,708)
United States Government sponsored agencies	134,683	(317)	2,067,137	(29,773)	2,201,820	(30,090)
Corporate securities, including redeemable preferred stocks
Finance, insurance and real estate	148,988	(15,387)	191,961	(21,120)	340,949	(36,507)
Manufacturing, construction and mining	109,378	(2,877)	85,911	(9,782)	195,289	(12,659)
Utilities and related sectors	83,552	(2,642)	88,025	(7,445)	171,577	(10,087)
Wholesale/retail trade	24,027	(91)	54,447	(3,927)	78,474	(4,018)
Services, media and other	76,233	(2,149)	33,072	(4,210)	109,305	(6,359)
Mortgage and asset-backed securities	114,401	(1,336)	356,137	(23,410)	470,538	(24,746)
	$708,249	$(26,507)	$2,876,690	$(99,667)	$3,584,939	$(126,174)
Held for investment:
United States Government sponsored agencies	$—	$—	$4,777,405	$(133,206)	$4,777,405	$(133,206)
Redeemable preferred stock	65,263	(10,138)	—	—	65,263	(10,138)
	$65,263	$(10,138)	$4,777,405	$(133,206)	$4,842,668	$(143,344)

Equity securities, available for sale	$72,897	$(17,915)	$—	$—	$72,897	$(17,915)

The following is a description of the factors causing the unrealized losses by investment category as of March 31, 2008:

United States Government full faith and credit and United States Government sponsored agencies: These securities are relatively long in duration, making the value of such securities very sensitive to changes in market interest rates.  The unrealized losses on these securities at March 31, 2008 are due to changes in the general level of interest rates from the date of purchase.  The decrease in unrealized losses at March 31, 2008 compared to December 31, 2007 is due to a decrease in the general level of interest rates.

Corporate securities, including redeemable preferred stocks:  The unrealized losses in finance, insurance and real estate are due to a decline in the housing market and issues related to subprime mortgages.  Securities that have significant exposure to subprime mortgages are experiencing larger price declines than other financial related securities.  Securities that have more exposure to subprime include investment banks, mono-line insurers and reinsurance companies.  Manufacturing, construction and mining is also suffering from the current distressed environment in the housing market related to issues surrounding subprime mortgages.

Mortgage and asset-backed securities: At March 31, 2008, we had no exposure to subprime mortgage-backed securities and limited exposure to “Alt-A” mortgage-backed securities.  All securities we own are in the highest rated tranche of the pool in which they are structured and are not subordinated to any other tranche in the pool.  Our “Alt-A” mortgage-backed securities are comprised of 30 securities with a total fair value of $511.6 million with agency ratings of Aaa, of which 85% is in Aaa super senior tranches and the remainder is in Aaa tranches.  The unrealized losses on mortgage and asset-backed securities are primarily due to changes in interest rates and spread widening.  While we do not have any exposure to subprime mortgage-backed securities, the subprime problem has caused spreads to widen across the mortgage-backed securities market.

Equity securities: The unrealized loss on equity securities, which includes exposure to REITS, investment banks and finance companies, is primarily due to the decline in the housing market and subprime mortgage problems.

Where the decline in market value is attributable to changes in market interest rates and not credit quality, we do not consider these investments to be other than temporarily impaired because we have the intent and ability to hold these investments until a recovery of amortized cost, which may be maturity.  We do not consider securities to be other than temporarily impaired where the market decline is attributable to factors such as market volatility, liquidity, spread widening and credit quality where we anticipate a recovery of all amounts due within a reasonable period of time and have the intent and ability to hold until recovery or maturity.

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2008 and December 31, 2007, by contractual maturity, that were in an unrealized loss position are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of our mortgage-backed and asset-backed securities provide for periodic payments throughout their lives and are shown below as a separate line.

	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
March 31, 2008
Due after one year through five years	$114,548	$107,209	$—	$—
Due after five years through ten years	630,659	582,909	—	—
Due after ten years through twenty years	538,276	521,365	552,182	537,965
Due after twenty years	1,173,842	1,110,561	1,283,971	1,250,499
	2,457,325	2,322,044	1,836,153	1,788,464
Mortgage-backed and asset-backed securities	1,083,923	1,018,771	—	—
	$3,541,248	$3,340,815	$1,836,153	$1,788,464

December 31, 2007
Due after one year through five years	$293,221	$285,886	$—	$—
Due after five years through ten years	594,676	564,439	—	—
Due after ten years through twenty years	1,093,594	1,077,890	680,124	665,816
Due after twenty years	1,234,338	1,186,186	4,305,888	4,176,852
	3,215,829	3,114,401	4,986,012	4,842,668
Mortgage-backed and asset-backed securities	495,284	470,538	—	—
	$3,711,113	$3,584,939	$4,986,012	$4,842,668

At March 31, 2008 and December 31, 2007, the amortized cost and estimated fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) and equity securities that had unrealized losses greater than 20% and the number of months in an unrealized loss position greater than 20% were as follows:

	Amortized Cost	Carrying Value	Gross Unrealized Losses
	(Dollars in thousands)
March 31, 2008
Investment grade:
Less than six months	$98,696	$73,207	$(25,489)
Six months or more and less than twelve months	1,943	785	(1,158)
Twelve months or greater	—	—	—
Total investment grade	100,639	73,992	(26,647)
Below investment grade:
Less than six months	29,640	21,418	(8,222)
Six months or more and less than twelve months	40,378	20,816	(19,562)
Twelve months or greater	—	—	—
Total below investment grade	70,018	42,234	(27,784)
	$170,657	$116,226	$(54,431)
December 31, 2007
Investment grade:
Less than six months	$94,463	$69,988	$(24,475)
Six months or more and less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total investment grade	94,463	69,988	(24,475)
Below investment grade:
Less than six months	39,131	28,091	(11,040)
Six months or more and less than twelve months	12,650	10,478	(2,172)
Twelve months or greater	—	—	—
Total below investment grade	51,781	38,569	(13,212)
	$146,244	$108,557	$(37,687)

At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment.  We include these securities on a list which is referred to as our watch list.  We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we have the ability and intent to hold these securities to maturity or until a market recovery is realized.  At March 31, 2008, the amortized cost and estimated fair value of securities on the watch list are as follows (dollars in thousands):

General Description	Amortized Cost	Unrealized Losses	Estimated Fair Value	Months Unrealized Losses Greater Than 20%
Corporate bonds:
Finance, insurance and real estate companies	$32,942	$(16,894)	$16,048	2 - 8
Home builders	16,966	(3,993)	12,973	1 - 9
Consumer staple company	9,693	(2,125)	7,568	4
U.S. media company	5,750	(1,875)	3,875	2
Common & preferred stock:
Finance, insurance and real estate companies	24,686	(10,361)	14,325	1 - 9
	$90,037	$(35,248)	$54,789

Our analysis of these securities and their credit performance at March 31, 2008 is as follows:

The decline in the finance, insurance and real estate company bonds is related to concerns over the mortgage industry and exposure to subprime mortgages.  We have determined that other than temporary impairments were not necessary at this time as each of these companies have strong liquidity positions.

Market conditions in the homebuilding industry remain challenging as an imbalance in housing supply and demand that has developed has created excess supply of unsold new and resale homes.  These homebuilders have responded to these conditions by implementing plans to reduce direct costs, overhead expenses and sales and marketing efforts to reduce their unsold home inventories to improve their liquidity positions.  We have determined that an other than temporary impairment was not necessary as the liquidity of these companies has improved and unsold home inventory has decreased.

Increases in the cost of commodity raw ingredients along with non-recurring write-offs related to the refinancing of debt and improper accounting treatments decreased this consumer staple company’s capital during 2007.  We have determined an other than temporary impairment was not necessary as the liquidity of this company has improved due to new credit facilities, proceeds from the sale of one plant used to pay down debt and the intended sale of another plant.

This media company was subject to a leveraged buyout which was completed during the fourth quarter of 2007 at which time we wrote the security down by $3.9 million due to the significant increase in leverage combined with declining circulation and advertising revenues.  This security has experienced additional decline in value subsequent to the write down primarily due to uncertainty of how the company will be operated post the leveraged buyout.  We have determined that recognizing an additional other than temporary impairment was not necessary as this company has good market position, strong portfolio of assets and good cash flow generation capability.

The decline in market value of these common and preferred stocks in the finance, insurance and commercial real estate industries is related to concerns over their access to capital to enable them to execute their business plans.  We have determined that other than temporary impairments were not necessary as continued actions by the Federal Reserve signal an improving credit environment that will support their business plans.

The securities on the watch list are current with respect to payments of principal and interest.  We concluded that we have the intent and ability to hold these securities for a period of time sufficient to allow for a recovery in fair value and that there were no other than temporary impairments on these securities at March 31, 2008.

We recognized other than temporary impairments of $3.2 million during the first quarter of 2008 on two mortgage backed securities due to deterioration in value combined with expanded loss projections.  There were no other than temporary impairments during the first quarter of 2007.

At both March 31, 2008 and December 31, 2007, we held $2.0 billion of mortgage loans on real estate with commitments outstanding of $130.8 million at March 31, 2008.  The portfolio consists of commercial mortgage loans collateralized by related properties and diversified as to property type, location and loan size.  Our mortgage lending policies include limits on the amount that can be loaned to one borrower and other criteria to reduce the risk of default.  As of March 31, 2008, there were no delinquencies or defaults in our commercial mortgage loan portfolio and no impaired loans requiring a valuation allowance.  The commercial mortgage loan portfolio is summarized by geographic region and property type as follows (dollars in thousands):

	March 31, 2008		December 31, 2007
	Carrying Amount	Percent	Carrying Amount	Percent
Geographic distribution
East	$497,036	24.3%	$458,418	23.5%
Middle Atlantic	139,083	6.8%	133,662	6.8%
Mountain	320,428	15.7%	310,244	15.9%
New England	45,678	2.2%	45,618	2.3%
Pacific	140,220	6.9%	141,264	7.2%
South Atlantic	355,867	17.4%	344,800	17.7%
West North Central	379,594	18.5%	356,334	18.2%
West South Central	168,930	8.2%	163,554	8.4%
	$2,046,836	100.0%	$1,953,894	100.0%

Property type distribution
Office	$590,980	28.9%	$586,109	30.0%
Medical Office	130,583	6.4%	108,667	5.6%
Retail	469,640	22.9%	438,214	22.4%
Industrial/Warehouse	475,620	23.2%	453,654	23.2%
Hotel	123,940	6.1%	115,758	5.9%
Apartment	104,744	5.1%	105,431	5.4%
Mixed use/other	151,329	7.4%	146,061	7.5%
	$2,046,836	100.0%	$1,953,894	100.0%

Liquidity

The statutory capital and surplus of our life insurance subsidiaries at March 31, 2008 was $958.2 million.  American Equity Investment Life Insurance Company (“American Equity Life”) made surplus note interest payments to us of $1.0 million during the three months ended March 31, 2008.  For the remainder of 2008, up to approximately $99.1 million can be distributed by American Equity Life as dividends without prior regulatory approval.  Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities.  American Equity Life had $126.4 million of statutory earned surplus at March 31, 2008.

The transfer of funds by American Equity Life is also restricted by a covenant in our revolving line of credit which requires American Equity Life to maintain a minimum risk-based capital ratio of 200%.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133 “(SFAS 161”).  SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for and affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  Adoption of SFAS 161 as of January 1, 2009 will not have a material impact on our financial position or results of operations as it impacts financial statement disclosure only.

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

Interest rate risk is our primary market risk exposure.  Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures.  Our floating rate trust preferred securities issued by Trust III, IV, VII, VIII, IX, X, XI (beginning on December 31, 2010) and XII bear interest at the three month LIBOR plus 3.50% - 4.00%.  Our outstanding balance of floating rate trust preferred securities was $144.5 million at March 31, 2008, of which $80 million had been swapped to fixed rates (see note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007).  The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities.  We have the ability to adjust crediting rates (participation rates, annual income caps or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values).  In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned.  However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

If interest rates were to increase 10% (43 basis points) from levels at March 31, 2008, we estimate that the fair value of our fixed maturity securities would decrease by approximately $281.4 million.  The impact on stockholders’ equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be an increase of $49.6 million in the accumulated other comprehensive loss and a decrease to stockholders’ equity.  The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change.  Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.  Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.  However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means.  See Financial Condition - Liquidity for Insurance Operations included in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2007.

At March 31, 2008, 77% of our fixed income securities have call features and 15% were subject to call redemption.  Another 55% will become subject to call redemption through December 31, 2008.  During the three months ended March 31, 2008 and 2007, we received $330.7 million and $6.2 million, respectively, in net redemption proceeds related to the exercise of such call options.  We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds.  Such reinvestment risk typically occurs in a declining rate environment.  Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (participation rates, annual income caps or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level.  At March 31, 2008, approximately 97% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.

With respect to our index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities.  These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies.  Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products.  For the three months ended March 31, 2008 and 2007, the annual index credits to policyholders on their anniversaries were $16.4 million and $77.1 million, respectively.  Proceeds received at expiration or gains recognized upon early termination of these options related to such credits were $13.8 million and $73.8 million for the three months ended March 31, 2008 and 2007, respectively.  The difference between proceeds received at expiration or gains recognized upon early termination of these options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that due to the identification of a material weakness in internal control over financial reporting as described below, the design and operation of our disclosure controls and procedures were not effective as of March 31, 2008 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

We determined that a material weakness in internal control over financial reporting that was identified as of December 31, 2007 existed at March 31, 2008 related to our accounting for policy benefit reserves for index annuities.  Specifically, as of March 31, 2008, our newly implemented controls to ensure the completeness and accuracy of data to calculate policy benefit reserves for index annuities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and policies to monitor the effectiveness of controls within the process for calculating policy benefit reserves for index annuities had not operated for a sufficient period of time to conclude as to their effectiveness.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

We are occasionally involved in litigation, both as a defendant and as a plaintiff.  In addition, state regulatory bodies, such as state insurance departments, the SEC, FINRA, the Department of Labor, and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974, as amended and laws governing the activities of broker-dealers.  During the fourth quarter of 2007, we received a formal request for information from the SEC concerning our acquisition of American Equity Investment Service Company on September 2, 2005.  The SEC advised us that the request should not be construed as an adverse reflection on American Equity or any other person, nor should it be interpreted as an indication that American Equity or any other person has violated any law.  We are cooperating with the SEC’s request for information.

In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims.  We are currently a defendant in several purported class action lawsuits alleging improper sales practices and similar claims as described below.  It is often not possible to determine the ultimate outcome of pending legal proceedings or to provide reasonable ranges of potential losses with any degree of certainty.  The lawsuits referred to below are in very preliminary stages and we do not have sufficient information to make an assessment of the plaintiffs’ claims for liability or damages nor has the court decided whether a class will be certified or the size of the class and class period.  The plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages, which are difficult to quantify and cannot be estimated based on the information currently available.  We do not believe that these lawsuits will have a material adverse effect on our financial position, results of operations or cash flows.  However, there can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.

We are a defendant in two cases seeking class action status, including (i) Stephens v. American Equity Investment Life Insurance Company, et. al., in the San Luis Obispo Superior Court, San Francisco, California (complaint filed November 29, 2004) (the “SLO Case”) and (ii) In Re: American Equity Annuity Practices and Sales Litigation, in the United States District Court for the Central District of California, Western Division (complaint filed September 7, 2005) (the “Los Angeles Case”).  The plaintiff in the SLO Case seeks to represent a national class of individuals who either purchased their annuity from us through a co-defendant marketing organization or who purchased one of a defined set of particular annuities issued by us.  We have filed an opposition to a motion to certify the class, and the hearing on the motion began on March 18, 2008 but was not completed.  The hearing is scheduled to resume on May 16, 2008.  We are vigorously defending both the issue of class action status of the lawsuit as well as the underlying allegations, which include misrepresentation, breach of contract, breach of a state law regarding unfair competition and other claims.

The Los Angeles Case is a consolidated action involving several lawsuits filed by individuals and is seeking class action status for a national class of purchasers of annuities issued by us.  The allegations generally attach the suitability of sales of deferred annuity products to persons over the age of 65.  We are vigorously defending against both class action status as well as the underlying claims which include misrepresentation and violations of the Racketeer Influenced and Corrupt Organizations Act, among others.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth issuer purchases of equity securities for the quarter ended March 31, 2008.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 through January 31, 2008	709,800	$7.80	709,800	9,265,106
February 1, 2008 through February 29, 2008	669,000	8.74	669,000	8,596,106
March 1, 2008 through March 31, 2008	563,573	9.15	563,573	8,032,533
Total	1,942,373	$8.52	1,942,373

(1) Activity in this table represents the following items:

We have a Rabbi Trust, the NMO Deferred Compensation Trust, which purchases our common shares to fund the amount of shares earned by our agents under the NMO Deferred Compensation Plan.

We have a share repurchase program under which we are authorized to purchase up to 10,000,000 shares of our common stock.  As of March 31, 2008, we have repurchased 2,241,925 shares of our common stock under this program.

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

Date: May 12, 2008	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

	By:	/s/ D.J. Noble
D.J. Noble, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wendy L. Carlson
Wendy L. Carlson, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Vice President - Accounting
(Principal Accounting Officer)