Form 10-Q
period 2008-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2008-08-11
CIK 1039828

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE TO CORPORATE ISSUERS:

Shares of common stock outstanding at July 31, 2008: 53,149,649

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2008 - $6,351,640; 2007 - $5,120,268)	$6,074,498	$5,008,772
Held for investment, at amortized cost (fair value: 2008 - $4,446,728; 2007 - $5,212,815)	4,651,973	5,355,733
Equity securities, available for sale, at fair value (cost: 2008 - $168,322; 2007 - $105,155)	152,549	87,412
Mortgage loans on real estate	2,213,548	1,953,894
Derivative instruments	74,068	204,657
Policy loans	422	427
Total investments	13,167,058	12,610,895

Cash and cash equivalents	13,438	18,888
Coinsurance deposits	1,612,854	1,698,153
Accrued investment income	84,887	77,348
Deferred policy acquisition costs	1,362,312	1,272,108
Deferred sales inducements	687,595	588,473
Deferred income taxes	68,570	75,806
Income taxes recoverable	30,377	24,990
Other assets	26,178	27,711

Total assets	$17,053,269	$16,394,372

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$114,273	$109,570
Annuity products	15,087,952	14,602,210
Other policy funds and contract claims	115,717	120,186
Notes payable	255,018	268,339
Subordinated debentures	268,383	268,330
Amounts due under repurchase agreements	499,247	257,225
Other liabilities	119,565	156,877
Total liabilities	16,460,155	15,782,737

Stockholders’ equity:
Common stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding: 2008 - 51,597,845 shares (excluding 5,355,900 treasury shares); 2007 - 53,556,002 shares (excluding 3,329,718 treasury shares)	51,598	53,556
Additional paid-in capital	366,110	387,302
Unallocated common stock held by ESOP; 2008 - 600,228 shares; 2007 - 629,565 shares	(6,575)	(6,781)
Accumulated other comprehensive loss	(88,425)	(38,929)
Retained earnings	270,406	216,487
Total stockholders’ equity	593,114	611,635
Total liabilities and stockholders’ equity	$17,053,269	$16,394,372

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues:
Traditional life and accident and health insurance premiums	$2,880	$3,190	$6,196	$6,247
Annuity product charges	11,845	11,453	23,943	20,447
Net investment income	202,080	175,719	397,568	345,077
Realized gains (losses) on investments	(30,019)	17	(32,438)	596
Change in fair value of derivatives	(73,313)	98,986	(230,678)	90,464
Total revenues	113,473	289,365	164,591	462,831

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	2,321	2,097	4,930	4,030
Interest credited to account balances	49,469	168,141	103,645	284,094
Amortization of deferred sales inducements	(4,479)	11,602	27,433	15,963
Change in fair value of embedded derivatives	17,745	14,984	(200,869)	8,353
Interest expense on notes payable	3,722	4,057	7,851	8,139
Interest expense on subordinated debentures	4,649	5,614	9,880	11,203
Interest expense on amounts due under repurchase agreements	2,024	3,060	4,996	7,078
Amortization of deferred policy acquisition costs	18,620	34,366	99,310	51,935
Other operating costs and expenses	12,100	14,083	24,818	25,494
Total benefits and expenses	106,171	258,004	81,994	416,289
Income before income taxes	7,302	31,361	82,597	46,542
Income tax expense	2,535	10,757	28,678	16,011
Net income	$4,767	$20,604	$53,919	$30,531

Earnings per common share	$0.09	$0.36	$0.99	$0.54
Earnings per common share - assuming dilution	$0.09	$0.35	$0.95	$0.52

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at December 31, 2006	$53,501	$389,644	$—	$(38,769)	$190,690	$595,066
Comprehensive income:
Net income for period	—	—	—	—	30,531	30,531
Change in net unrealized investment gains/losses	—	—	—	(27,513)	—	(27,513)
Total comprehensive income						3,018
Acquisition of 350,000 shares of common stock	(350)	(3,886)	—	—	—	(4,236)
Share-based compensation	—	3,178	—	—	—	3,178
Issuance of 57,500 shares of common stock under compensation plans, including excess income tax benefits	57	385	—	—	—	442
Net issuance of 622,779 shares of common stock under stock option and warrant agreement	623	(623)	—	—	—	—
Conversion of $250 of subordinated debentures	31	219	—	—	—	250
Balance at June 30, 2007	$53,862	$388,917	$—	$(66,282)	$221,221	$597,718

Balance at December 31, 2007	$53,556	$387,302	$(6,781)	$(38,929)	$216,487	$611,635
Comprehensive income:
Net income for period	—	—	—	—	53,919	53,919
Change in net unrealized investment gains/losses	—	—	—	(49,496)	—	(49,496)
Total comprehensive income						4,423
Acquisition of 2,829,438 shares of common stock	(2,829)	(22,103)	—	—	—	(24,932)
Allocation of 29,337 shares of common stock by ESOP, including excess income tax benefits	—	(17)	206	—	—	189
Share-based compensation, including excess income tax benefits	—	1,670	—	—	—	1,670
Issuance of 870,048 shares of common stock under compensation plans, including excess income tax benefits	870	(751)	—	—	—	119
Conversion of $10 of subordinated debentures	1	9	—	—	—	10
Balance at June 30, 2008	$51,598	$366,110	$(6,575)	$(88,425)	$270,406	$593,114

Total comprehensive loss for the second quarter of 2008 was $24.5 million and was comprised of net income of $4.8 million and an increase in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $29.3 million.

Total comprehensive loss for the second quarter of 2007 was $6.8 million and was comprised of net income of $20.6 million and an increase in net unrealized depreciation of available for sale fixed maturity securities and equity securities of $27.4 million.

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net income	$53,919	$30,531
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	103,645	284,094
Amortization of deferred sales inducements	27,433	15,963
Annuity product charges	(23,943)	(20,447)
Change in fair value of embedded derivatives	(200,869)	8,353
Increase in traditional life and accident and health insurance reserves	688	4,904
Policy acquisition costs deferred	(132,447)	(117,939)
Amortization of deferred policy acquisition costs	99,310	51,935
Provision for depreciation and other amortization	1,202	1,027
Amortization of discount and premiums on investments	(129,952)	(127,812)
Realized losses (gains) on investments	32,438	(596)
Change in fair value of derivatives	230,408	(90,464)
Deferred income taxes	33,888	2,927
Share-based compensation	1,528	3,178
Change in accrued investment income	(7,539)	(5,061)
Change in income taxes recoverable	(5,387)	1,486
Change in other assets	(99)	745
Change in other policy funds and contract claims	(4,469)	(6,226)
Change in other liabilities	29,777	(54,439)
Other	(584)	—
Net cash provided by (used in) operating activities	108,947	(17,841)

Investing Activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	980,278	71,739
Fixed maturity securities - held for investment	826,794	28,147
Equity securities, available for sale	7,388	15,968
Mortgage loans on real estate	55,331	87,967
Derivative instruments	23,983	224,636
Policy loans	5	—
Acquisition of investments:
Fixed maturity securities - available for sale	(2,274,737)	(551,709)
Equity securities, available for sale	(83,014)	(51,604)
Mortgage loans on real estate	(314,985)	(206,835)
Derivative instruments	(147,860)	(154,276)
Policy loans	—	(9)
Purchases of property, furniture and equipment	(96)	(568)
Net cash used in investing activities	(926,913)	(536,544)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$1,163,163	$1,066,989
Coinsurance deposits	85,975	92,734
Return of annuity and single premium universal life policyholder account balances	(648,991)	(640,946)
Proceeds from notes payable	20,000	—
Repayments of notes payable	(32,825)	(2,061)
Increase in amounts due under repurchase agreements	242,022	10,597
Acquisition of common stock	(19,373)	(4,236)
Excess tax benefits realized from share-based compensation plans	176	148
Proceeds from issuance of common stock	94	294
Checks in excess of cash balance	2,275	23,160
Net cash provided by financing activities	812,516	546,679
Decrease in cash and cash equivalents	(5,450)	(7,706)

Cash and cash equivalents at beginning of period	18,888	29,949
Cash and cash equivalents at end of period	$13,438	$22,243

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest expense	$22,478	$25,711
Income taxes	—	10,600
Non-cash operating activity:
Deferral of sales inducements	96,094	81,612
Non-cash financing activity:
Conversion of subordinated debentures	10	250
Stock acquired in satisfaction of obligations	5,559	—

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

1.  Organization and Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements of American Equity Investment Life Holding Company (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by GAAP for complete financial statements.  The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements.  Operating results for the three month and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  All significant intercompany accounts and transactions have been eliminated.  The preparation of financial statements requires the use of management estimates.  For further information related to a description of areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Reclassifications

Certain amounts in the unaudited consolidated financial statements for the periods ended June 30, 2007 have been reclassified to conform to the financial statement presentation for the periods ended June 30, 2008.

Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be reported at fair value.  There was no impact on the unaudited consolidated financial statements upon the adoption of SFAS 159 as the Company did not elect to report any assets or liabilities at fair value that were eligible to be reported at fair value.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements.  SFAS 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  For assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to initial recognition, the reporting entity shall disclose information that enables financial statement users to assess the inputs used to develop those measurements.  For recurring fair value measurements using significant unobservable inputs, the reporting entity shall disclose the effect of the measurements on earnings for the period.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  The adoption of SFAS 157 primarily resulted in a change prospectively beginning on January 1, 2008 in the discount rates used in the calculation of the fair values of the embedded derivative component of the Company’s policy benefit reserves from risk-free interest rates to interest rates that include non performance risk related to those liabilities.  SFAS 157 was adopted prospectively on January 1, 2008 and the changes in the discount rates resulted in a decrease in reserves on January 1, 2008 of $150.6 million.  The net income impact of this decrease in reserves net of the related adjustments in amortization of deferred sales inducements and deferred policy acquisition costs and income taxes was $40.7 million.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Early adoption is not allowed.  This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The adoption of FSP APB 14-1 is retrospective to all presented financial statement periods.  The Company is currently assessing the impact of this FSP.

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

Level 1 - Quoted prices in active markets for identical financial instruments that are accessible at the measurement date.

Level 2 - Quoted prices in active markets for similar financial instruments, quoted prices for identical or similar financial instruments in markets that are not active; and models and other valuation methodologies using inputs other than quoted prices that are observable.

Level 3 - Models and other valuation methodologies using significant inputs that are unobservable for financial instruments.

The following valuation techniques were used by the Company in estimating the fair values of financial instruments:

Fixed maturity and equity securities, available for sale: Quoted market prices from third parties for identical securities in active markets when available.  Quoted market prices from third parties for similar securities in active markets when identical security quotes are not available.  Quoted market prices from third parties for identical or similar securities in markets that are not active when active market prices are not available.  Market prices using valuation models using inputs that are observable and unobservable.

Derivative instruments: Quoted market prices from counterparties adjusted for credit risk of the counterparty.

Cash and cash equivalents: Amounts reported for these instruments are historical cost which approximates their fair value.

Embedded derivatives: Amounts reported are estimated by projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and discounting the excess of the projected contract value amounts.  The projections of the policy contract values are based on best estimate assumptions for future policy growth and future policy decrements.  Best estimate assumptions for future policy growth include assumptions for the expected index credit on the next policy anniversary date which are derived from the fair values of the underlying call options purchased to fund such index credits and the expected costs of annual call options that will be purchased in the future to fund index credits beyond the next policy anniversary.  The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as were used to project policy contract values.  Increases or decreases in the fair value of embedded derivatives generally correspond to increases or decreases in the fair values of call options purchased to fund the annual index credits and changes in the discount rates used to discount the excess of the projected policy contract values over the projected minimum guaranteed contract values.  The fair value of the embedded derivatives are adjusted for the non performance risk of the Company.

The Company’s assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2008 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets
Fixed maturity and equity securities, available for sale	$6,227,047	$255,284	$5,952,664	$19,099
Derivative instruments	74,068	—	74,068	—
Cash and cash equivalents	13,438	13,438	—	—
	$6,314,553	$268,722	$6,026,732	$19,099
Liabilities
Embedded derivatives	$1,168,050	$—	$—	$1,168,050

The following tables provide a reconciliation of the beginning and ending balances for the Company’s Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs, for the three months and six months ended June 30, 2008:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(Dollars in thousands)
Available for sale securities
Beginning balance	$—	$—
Transfers in to Level 3	27,034	27,034
Gains (losses) included in earnings	(7,935)	(7,935)
	$19,099	$19,099

Realized losses of $7.9 million for the three months and six months ended June 30, 2008 are included in realized gains (losses) on investments in the unaudited consolidated statements of income.  The realized losses are the result of other than temporary impairments.

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(Dollars in thousands)
Embedded Derivatives
Beginning balance	$1,190,935	$1,432,746
Premiums less benefits	26,072	68,985
Change in unrealized gains, net	(48,957)	(333,681)
	$1,168,050	$1,168,050

Change in unrealized gains, net of $49.0 million for the three months ended June 30, 2008 and $333.7 million for the six months ended June 30, 2008, are included in change in fair value of embedded derivatives in the unaudited consolidated statements of income.

3.  Investments

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities (consisting of 467 securities) have been in a continuous unrealized loss position, at June 30, 2008:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2008
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$17,358	$(1,377)	$—	$—	$17,358	$(1,377)
United States Government sponsored agencies	2,046,719	(47,411)	803,062	(29,909)	2,849,781	(77,320)
Corporate securities, including redeemable preferred stocks:
Finance, insurance and real estate	255,636	(28,079)	136,997	(29,226)	392,633	(57,305)
Manufacturing, construction and mining	201,125	(8,153)	72,392	(10,178)	273,517	(18,331)
Utilities and related sectors	154,949	(7,691)	89,152	(8,895)	244,101	(16,586)
Wholesale/retail trade	114,612	(3,827)	21,364	(3,756)	135,976	(7,583)
Services, media and other	126,888	(6,502)	53,644	(7,458)	180,532	(13,960)
Mortgage and asset-backed securities	1,005,228	(62,025)	352,234	(32,987)	1,357,462	(95,012)
	$3,922,515	$(165,065)	$1,528,845	$(122,409)	$5,451,360	$(287,474)
Held for investment:
United States Government sponsored agencies	$2,754,544	$(83,388)	$1,566,986	$(101,881)	$4,321,530	$(185,269)
Redeemable preferred stock:
Finance, insurance and real estate	55,085	(20,375)	—	—	55,085	(20,375)
	$2,809,629	$(103,763)	$1,566,986	$(101,881)	$4,376,615	$(205,644)

Equity securities, available for sale	$94,275	$(10,317)	$28,543	$(5,679)	$122,818	$(15,996)

The unrealized losses from the Company’s investments in United States Government agencies and United States Government agency mortgage-backed securities are due to the long duration of these securities, making the value of such securities sensitive to changes in market interest rates, and recent uncertainty regarding Freddie Mac and Fannie Mae.  The unrealized losses on the Company’s investments in corporate securities, including redeemable preferred stocks, and equity securities is primarily due to a general weakening of the economy, market liquidity which has caused spreads to widen across all industries and issues in the housing market related to subprime mortgages.  The unrealized losses on the Company’s mortgage and asset-backed securities are due to changes in interest rates and widening of spreads across the mortgage-backed securities market due to the issues surrounding subprime mortgages.  At June 30, 2008, the Company had no exposure to subprime mortgage-backed securities.  The Company’s “Alt-A” mortgage-backed securities are comprised of 32 securities with a total fair value of $535.9 million with agency ratings of Aaa, of which 87% is in Aaa super senior tranches and the remainder is in Aaa tranches.

Approximately 98% of the unrealized losses on fixed maturity securities shown in the above table are on securities that are rated investment grade, defined as being the highest two National Association of Insurance Commissioners (“NAIC”) designations.  Approximately 2% of the unrealized losses on fixed maturity securities shown in the above table are on securities rated below investment grade.

Net realized gains (losses) on investments for three months and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$200	$5	$1,143	$412
Gross realized losses	—	—	(113)	—
Other than temporary impairments	(17,825)	—	(21,074)	—
	(17,625)	5	(20,044)	412
Equity securities:
Gross realized gains	55	12	55	184
Other than temporary impairments	(12,449)	—	(12,449)	—
	(12,394)	12	(12,394)	184
	$(30,019)	$17	$(32,438)	$596

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

The Company is a defendant in two cases seeking class action status, including (i) Stephens v. American Equity Investment Life Insurance Company, et. al., in the San Luis Obispo Superior Court, San Francisco, California (complaint filed November 29, 2004) (the “SLO Case”) and (ii) In Re: American Equity Annuity Practices and Sales Litigation, in the United States District Court for the Central District of California, Western Division (complaint filed September 7, 2005) (the “Los Angeles Case”).  The plaintiff in the SLO Case seeks to represent a national class of individuals who either purchased their annuity from the Company through a co-defendant marketing organization or who purchased one of a defined set of particular annuities issued by the Company.  The Company has filed its opposition to a motion to certify the class, and the hearing on the motion began on March 18, 2008 but was not completed.  The hearing is scheduled to resume on October 6, 2008.  The Company is vigorously defending both the issue of class action status of the lawsuit as well as the underlying allegations, which include misrepresentation, breach of contract, breach of a state law regarding unfair competition and other claims.

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

5.  Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)

Numerator:
Net income - numerator for earnings per common share	$4,767	$20,604	$53,919	$30,531
Interest on convertible subordinated debentures (net of income tax benefit)	262	262	524	528
Numerator for earnings per common share - assuming dilution	$5,029	$20,866	$54,443	$31,059

Denominator:
Weighted average common shares outstanding (1)	53,934,938	57,122,194	54,661,269	56,909,226
Effect of dilutive securities:
Convertible subordinated debentures	2,765,057	2,769,093	2,765,203	2,784,099
Stock options and deferred compensation agreements	156,924	417,725	91,134	648,175
Denominator for earnings per common share - assuming dilution	56,856,919	60,309,012	57,517,606	60,341,500

Earnings per common share	$0.09	$0.36	$0.99	$0.54
Earnings per common share - assuming dilution	$0.09	$0.35	$0.95	$0.52

(1) Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.

Options to purchase shares of the Company’s common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
Three months ended June 30, 2008	509,500	$10.66 - $14.34
Six months ended June 30, 2008	1,223,839	$8.67 - $14.34
Three months ended June 30, 2007	15,000	$12.79 - $14.34
Six months ended June 30, 2007	15,000	$12.79 - $14.34

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis reviews our unaudited consolidated financial position at June 30, 2008, and the unaudited consolidated results of operations for the periods ended June 30, 2008 and 2007, and where appropriate, factors that may affect future financial performance.  This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Annuity deposits by product type collected during the three months and six months ended June 30, 2008 and 2007, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2008	2007	2008	2007
	(Dollars in thousands)
Index annuities:
Index strategies	$391,783	$455,060	$724,619	$756,851
Fixed strategy	248,397	149,402	421,930	278,372
	640,180	604,462	1,146,549	1,035,223
Fixed rate annuities:
Single-year rate guaranteed	6,738	16,308	13,971	28,094
Multi-year rate guaranteed	1,085	1,740	2,643	3,672
	7,823	18,048	16,614	31,766
Total before coinsurance ceded	648,003	622,510	1,163,163	1,066,989
Coinsurance ceded	434	484	971	1,075
Net after coinsurance ceded	$647,569	$622,026	$1,162,192	$1,065,914

Net annuity deposits after coinsurance ceded increased 4% during the three months ended June 30, 2008 compared to the same period in 2007, and increased 9% during the six months ended June 30, 2008, compared to the same period in 2007.  We attribute these increases to several factors including our continued strong position with our national marketing organizations and field force of licensed, independent insurance agents, the increased attractiveness of safe money products in volatile markets, declining interest rates on competing products such as bank certificates of deposit, and product enhancements including a new generation of guaranteed income withdrawal benefit riders.

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the “investment spread”.  Our investment spread is summarized as follows:

	Six Months Ended June 30,
	2008	2007

Average yield on invested assets	6.17%	6.09%
Cost of money:
Aggregate	3.49%	3.38%
Cost of money for index annuities	3.51%	3.34%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.26%	3.27%
Multi-year rate guaranteed	3.92%	4.22%
Investment spread:
Aggregate	2.68%	2.71%
Index annuities	2.66%	2.75%
Fixed rate annuities:
Annually adjustable	2.91%	2.82%
Multi-year rate guaranteed	2.25%	1.87%

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

Results of Operations

Three and Six Months Ended June 30, 2008 and 2007

Net income decreased 77% to $4.8 million for the second quarter of 2008, and increased 77% to $53.9 million for the six months ended June 30, 2008 compared to $20.6 million and $30.5 million for the same periods in 2007.  Net income for the six months ended June 30, 2008 includes the impact of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) as discussed below.

Net income has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business.  Average annuity account values outstanding increased 14% for the quarterly and six month periods.  The positive impact attributable to this factor has been partially offset by slightly lower investment spreads earned on our annuity liabilities during the 2008 periods.  Our investment spread measured on a percentage basis was 2.76% for the second quarter of 2008 and 2.68% for the six months ended June 30, 2008 compared to 2.78% and 2.71% for the same periods in 2007.  The lower investment spreads resulted from a higher average cost of money for index annuities in the 2008 periods offset in part by higher investment yields.  The higher average cost of money for index annuities generally resulted from increases in the cost of options purchased in 2007 to fund the index credits on index annuities which was attributable to increased equity market volatility.

The comparability of the net income amounts is significantly impacted by realized gains and losses on investments and the impact of the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) to our index annuity business.  We estimate that these items increased (decreased) net income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Realized gains (losses) on investments	$(8,910)	$11	$(9,918)	$385
Application of SFAS 133 to index annuity business	(5,569)	3,852	27,586	(1,296)

Realized gains and losses on investments fluctuate from period to period based upon changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other than temporary impairments.  We recognized significant other than temporary impairments on fixed income and equity securities in the 2008 periods as discussed below.  The amounts disclosed above are net of the related reductions in amortization of deferred sales inducements and deferred policy acquisition costs and income taxes.

Amounts attributable to the application of SFAS 133 to our index annuity business fluctuate based upon changes in the fair values of call options purchased to fund the annual index credits for index annuities and changes in the interest rates used to discount the embedded derivative liability.  The significant increase in the impact from this item for the six months ended June 30, 2008 is primarily attributable to the adoption of SFAS 157 which requires that the discount rates used in the calculation of the fair value of embedded derivatives for index annuities include non performance risk related to those liabilities.  The discount rates are based on risk-free interest rates adjusted for the non performance risk of the Company.  Prior to the adoption of SFAS 157, the discount rates used were risk-free interest rates.  SFAS 157 was adopted prospectively on January 1, 2008 and the changes in the discount rates resulted in a decrease in policy benefit reserves on January 1, 2008 of $150.6 million.  The net income impact of this decrease in reserves net of the related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and income taxes was $40.7 million.  Excluding the impact of the adoption of SFAS 157, amounts attributable to the application of SFAS 133 to our index annuity business for the 2008 periods were significantly less than the 2007 periods due to the negative equity market performance in the 2008 periods compared to positive equity market performance in the 2007 periods.

We periodically revise assumptions used in the computations of amortization of deferred sales inducements and deferred policy acquisition costs, as applicable, through an “unlocking” process.  Revisions are made based upon historical results and our best estimates of future experience.  The impact of unlocking is recorded in the current period as an increase or decrease in amortization of the respective balances.  The unlocking process can take place at any time as needs dictate.  See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2007.

The impact of unlocking in the second quarter of 2008 and for the six months ended June 30, 2008 was a $2.2 million decrease in the amortization of deferred sales inducements and a $4.6 million increase in amortization of deferred policy acquisition costs for a net increase in amortization of $2.4 million.  The impact of unlocking is primarily due to the impact of actual surrender experience on certain older business, offset in part by increases in the estimates of projected future interest margins and reductions in the estimates of projected future policy maintenance expenses.  There was no unlocking necessary in the 2007 periods.

Annuity product charges (surrender charges assessed against policy withdrawals) increased 3% to $11.8 million for the second quarter of 2008, and 17% to $23.9 million for the six months ended June 30, 2008 compared to $11.5 million and $20.4 million for the same periods in 2007.  The increases were principally due to increases in the average surrender charge collected.  The average surrender charge collected on withdrawals subject to a surrender charge was 15.3% for the second quarter of 2008 and 15.5% for the six months ended June 30, 2008 compared to 13.8% and 14.0% for same periods in 2007.  Withdrawals from annuity and single premium universal life policies subject to surrender charges were $76.4 million and $82.5 million for the three months ended June 30, 2008 and 2007, respectively, and $152.3 million and $144.5 million for the six months ended June 30, 2008 and 2007, respectively.

Net investment income increased 15% to $202.1 million in the second quarter of 2008, and 15% to $397.6 million for the six months ended June 30, 2008 compared to $175.7 million and $345.1 million for the same periods in 2007.  These increases were principally attributable to the growth in our annuity business and corresponding increases in our invested assets and the average yield earned on investments.  Average invested assets excluding derivative instruments (on an amortized cost basis) increased 14% to $12.9 billion for the six months ended June 30, 2008 compared to $11.3 billion for the six months ended June 30, 2007, while the average yield earned on average invested assets was 6.17% for the six months ended June 30, 2008 compared to 6.09% for the same period in 2007.  The increase in the yield earned on average invested assets was attributable to higher yields on investments purchased subsequent to June 30, 2007.

Realized gains (losses) on investments include gains and losses on the sale of securities as well as losses recognized when the fair value of a security is written down through earnings in recognition of an other than temporary impairment.  Realized gains and losses on investments fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other than temporary impairments.  The components of realized gains (losses) on investments for the three months and six months ended June 30, 2008 and 2007 are set forth in the table that follows.  See Financial Condition - Investments for additional discussion of write downs of the fair value of securities for other than temporary impairments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$200	$5	$1,143	$412
Gross realized losses	—	—	(113)	—
Other than temporary impairments	(17,825)	—	(21,074)	—
	(17,625)	5	(20,044)	412
Equity securities:
Gross realized gains	55	12	55	184
Other than temporary impairments	(12,449)	—	(12,449)	—
	(12,394)	12	(12,394)	184
	$(30,019)	$17	$(32,438)	$596

Change in fair value of derivatives (principally call options purchased to fund annual index credits on index annuities) is affected by the performance of the indices upon which our options are based and the aggregate cost of options purchased.  The components of change in fair value of derivatives for the three months and six months ended June 30, 2008 and 2007 are set forth as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Call options:
Gain (loss) on option expiration or early termination	$(74,700)	$73,593	$(121,203)	$104,829
Change in unrealized loss	625	24,563	(109,186)	(14,949)
Interest rate swaps	762	830	(289)	584
	$(73,313)	$98,986	$(230,678)	$90,464

The differences between the change in fair value of derivatives between periods are primarily due to the performance of the indices upon which our call options are based.  A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices.  The range of index appreciation for options expiring during the three months and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
S&P 500 Index
Point-to-point strategy	0.0% - 0.0%	10.1% - 24.4%	0.0% - 2.6%	6.9% - 24.4%
Monthly average strategy	0.0% - 1.7%	3.4% - 14.1%	0.0% - 6.4%	1.2% - 14.1%
Monthly point-to-point strategy	0.0% - 0.0%	5.6% - 17.4%	0.0% - 0.0%	4.4% - 17.4%
Lehman Brothers U.S. Aggregate and U.S. Treasury indices	4.5% - 12.6%	4.9% – 7.2%	4.5% - 12.6%	2.6% - 7.2%

Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the index annuity policies (participation rates, caps and asset fees) which allow us to manage the cost of the options purchased to fund the annual index credits. The change in fair value of derivatives is also influenced by the aggregate costs of options purchased.  The aggregate cost of options has increased primarily due to an increased amount of index annuities in force.  The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing.  The increases in market volatility experienced during 2007 resulted in increased option costs.  Costs for options purchased during the six months ended June 30, 2008 have decreased due to adjustments to participation rates, caps and asset fees.  See Critical Accounting Policies - Derivative Instruments - Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Interest credited to account balances decreased 71% to $49.5 million in the second quarter of 2008, and 64% to $103.6 million for the six months ended June 30, 2008 compared to $168.1 million and $284.1 for the same periods in 2007.  The components of interest credited to account balances are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Index credits on index policies	$7,807	$128,425	$24,217	$205,546
Interest credited (including changes in minimum guaranteed interest for index annuities)	41,662	39,716	79,428	78,548
	$49,469	$168,141	$103,645	$284,094

The decreases in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options.  Total proceeds received upon expiration or gains recognized upon early termination of the call options purchased to fund the annual index credits were $7.4 million and $21.2 million for the three months and six months ended June 30, 2008, respectively, compared to $129.6 million and $203.4 million for the same periods in 2007.  The increase in interest credited for the three months ended June 30, 2008 was due to an increase in the average amount of annuity liabilities outstanding receiving a fixed rate of interest and an increase in minimum guaranteed interest for index annuities offset in part by decreases in interest crediting rates on several of our products.  The increase in interest credited for the six months ended June 30, 2008 was due to an increase in minimum guaranteed interest for index annuities offset in part by a decrease in the average amount of annuity liabilities outstanding receiving a fixed rate of interest and decreases in interest crediting rates on several of our products.  The increase in minimum guaranteed interest for index annuities is directly attributable to the weak equity market performance during the 2008 periods which resulted in the decreases in index credits.  The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 15% during the six months ended June 30, 2008 to $13.1 billion from $11.4 billion during the same period in 2007.

Amortization of deferred sales inducements decreased 139% to $(4.5) million in the first quarter of 2008 and increased 72% to $27.4 million for the six months ended June 30, 2008 compared to $11.6 million and $16.0 million for the same periods in 2007.  The 2008 periods include the impact of unlocking discussed above.  In general, amortization of deferred sales inducements has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium and interest bonus annuity products.  Bonus products represented 92% and 85% of our total annuity deposits during the six months ended June 30, 2008 and 2007, respectively.  The anticipated increase in amortization from these factors has been affected by amortization associated with the application of SFAS 133 to our index annuity business and in the 2008 periods, amortization associated with net realized losses on investments.

The application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts.  The change in fair value of the embedded derivatives will not correspond to the change in fair value of derivatives (purchased call options) because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceed 10 years.  The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business decreased amortization by $8.3 million in the second quarter of 2008 and increased amortization by $13.3 million for the six months ended June 30, 2008 compared to an increase of $2.5 million and a decrease of $0.9 million for the same periods in 2007.  The gross profit adjustments from net realized losses on investments in 2008 decreased amortization by $6.1 million in the second quarter of 2008 and $6.3 million for the six months ended June 30, 2008.  There was no effect on amortization from net realized gains on investments for the same periods in 2007.  Excluding the amortization amounts attributable to the application of SFAS 133 and realized gains and losses on investments, amortization would have been $9.9 million and $20.5 million for the three months and six months ended June 30, 2008, respectively, compared to $9.1 million and $16.9 million for the same periods in 2007.

Change in fair value of embedded derivatives was an increase of $17.7 million in the second quarter of 2008 and a decrease of $200.9 million for the six months ended June 30, 2008 compared to increases of $15.0 million and $8.4 million for the same periods in 2007.  The changes related to the embedded derivatives within our index annuities resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund these index credits discussed above in change in fair value of derivatives; (ii) changes in discount rates used in estimating our liability for policy growth; (iii) changes in estimates of expected costs of annual call options that will be purchased in the future to fund index credits beyond the next policy anniversary; and (iv) the growth in the host component of the policy liability.  See Critical Accounting Policies - Derivative Instruments - Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2007.  The primary reasons for the significant decrease in the fair value of the embedded derivatives for the six months ended June 30, 2008 were increases in the discount rates used in estimating our liability for policy growth and a decrease in our estimate of the expected future cost of annual call options.  The increase in the discount rates to reflect non performance risk of the Company upon the adoption of SFAS 157 on January 1, 2008 as discussed above and the decrease in the estimate of future option costs decreased the fair value of the embedded derivatives for the six months ended June 30, 2008 by $150.6 million and $51.6 million, respectively.

Interest expense on notes payable decreased 8% to $3.7 million in the second quarter of 2008 and 4% to $7.9 million for the six months ended June 30, 2008 compared to $4.1 million and $8.1 million for the same periods in 2007.  These decreases were attributable to the retirement of $20.4 million principal amount of our 5.25% contingent convertible senior notes in the first quarter of 2008, offset in part by interest on borrowings under our revolving line of credit, which had a weighted average interest rate of 4.25% for the six months ended June 30, 2008.  The line of credit borrowings were used to fund the purchase of our common stock.

Interest expense on subordinated debentures decreased 17% to $4.6 million in the second quarter of 2008 and 12% to $9.9 million for the six months ended June 30, 2008 compared to $5.6 million and $11.2 million for the same periods in 2007.  These decreases were primarily due to decreases in the weighted average interest rates on the outstanding subordinated debentures which were 7.29% and 8.35% for the six months ended June 30, 2008 and 2007, respectively.  The weighted average interest rates have decreased because substantially all of the subordinated debentures issued during 2004 - 2006 have a floating rate of interest based upon the three month London Interbank Offered Rate plus an applicable margin.  See Financial Condition - Liabilities in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Interest expense on amounts due under repurchase agreements decreased 34% to $2.0 million in the second quarter of 2008 and 29% to $5.0 million for the six months ended June 30, 2008 compared to $3.1 million and $7.1 million for the same periods in 2007.  These decreases were principally due to decreases in the weighted average interest rates on amounts borrowed, offset by increases in the borrowings outstanding.  Weighted average interest rates were 2.36% for the second quarter of 2008 and 2.81% for the six months ended June 30, 2008 compared to 5.42% and 5.47% for the same periods in 2007, and average borrowings outstanding were $343.9 million for the second quarter of 2008 and $359.0 million for the six months ended June 30, 2008 compared to $226.3 million and $261.0 million for the same periods in 2007.

Amortization of deferred policy acquisition costs decreased 46% to $18.6 million in the second quarter of 2008, and increased 91% to $99.3 million for the six months ended June 30, 2008 compared to $34.4 million and $51.9 million for the same periods in 2007.  The 2008 periods include the impact of unlocking discussed above.  In general, amortization of deferred policy acquisition costs has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products.  The anticipated increase in amortization from these factors has been affected by amortization associated with the application of SFAS 133 to our index annuity business and in the 2008 periods, amortization associated with net realized losses on investments.

As discussed above, the application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts.  The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business decreased amortization by $7.6 million in the second quarter of 2008 and increased amortization by $44.1 million for the six months ended June 30, 2008 compared to an increase of $6.0 million and a decrease of $2.1 million for the same periods in 2007.  The gross profit adjustments from net realized losses on investments in 2008 decreased amortization by $10.1 million in the second quarter of 2008 and $10.8 million for the six months ended June 30, 2008.  There was no effect on amortization from realized gains for the same periods in 2007.  Excluding the amortization amounts attributable to the application of SFAS 133 and realized gains and losses on investments, amortization would have been $36.3 million and $65.9 million for the three months and six months ended June 30, 2008, respectively, compared to $28.4 million and $54.1 million for the same periods in 2007.

Other operating costs and expenses decreased 14% to $12.1 million in the second quarter of 2008 and 3% to $24.8 million for the six months ended June 30, 2008 compared to $14.1 million and $25.5 million for the same periods in 2007.  These decreases were principally attributable to decreases in legal fees related to the defense of ongoing litigation of $2.3 million for the second quarter of 2008 and $1.1 million for the six months ended June 30, 2008 and decreases of $0.4 million for the second quarter of 2008 and $0.6 million for the six months ended June 30, 2008 associated with the creation of a document database during 2007,  offset by increases in salaries and benefits of $1.1 million for the second quarter of 2008 and $1.5 million for the six months ended June 30, 2008.

Income tax expense decreased 76% to $2.5 million in the second quarter of 2008 and increased 79% to $28.7 million for the six months ended June 30, 2008 compared to $10.8 million and $16.0 million for the same periods in 2007.  These changes were primarily due to changes in income before income taxes.  The effective tax rate was 34.7% for the second quarter of 2008 and the six months ended June 30, 2008 compared to 34.3% and 34.4% for the same periods in 2007.  The effective tax rates for 2008 and 2007 were less than the applicable statutory federal income tax rate of 35% primarily due to state income tax benefits attributable to losses in the non-life subgroup.

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

The composition of our investment portfolio is summarized in the table below:

	June 30, 2008		December 31, 2007
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$20,262	0.2%	$19,882	0.2%
United States Government sponsored agencies	7,536,663	57.2%	8,208,909	65.1%
Corporate securities, including redeemable preferred stocks	1,521,857	11.6%	1,419,129	11.2%
Mortgage and asset-backed securities	1,647,689	12.5%	716,585	5.7%
Total fixed maturity securities	10,726,471	81.5%	10,364,505	82.2%
Equity securities	152,549	1.2%	87,412	0.7%
Mortgage loans on real estate	2,213,548	16.8%	1,953,894	15.5%
Derivative instruments	74,068	0.5%	204,657	1.6%
Policy loans	422	—	427	—
	$13,167,058	100.0%	$12,610,895	100.0%

The table below presents our fixed maturity securities by the National Association of Insurance Commissioners (“NAIC”) designation and the equivalent ratings of the nationally recognized securities rating organizations.

		June 30, 2008		December 31, 2007
NAIC Designation	Rating Agency Equivalent	Carrying Amount	Percent	Carrying Amount	Percent
		(Dollars in thousands)
1	Aaa/Aa/A	$9,590,538	89.4%	$9,361,755	90.3%
2	Baa	1,036,540	9.7%	915,259	8.8%
3	Ba	60,778	0.6%	53,784	0.5%
4	B	24,387	0.2%	20,310	0.3%
5	Caa and lower	14,228	0.1%	13,397	0.1%
6	In or near default	—	—	—	—
		$10,726,471	100.0%	$10,364,505	100.0%

At June 30, 2008 and December 31, 2007, the amortized cost and estimated fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Positions	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
June 30, 2008
Fixed maturity securities, available for sale:
United States Government full faith and credit	1	$18,735	$(1,377)	$17,358
United States Government sponsored agencies	64	2,927,101	(77,320)	2,849,781
Corporate securities, including redeemable preferred stocks:
Finance, insurance and real estate	69	449,938	(57,305)	392,633
Manufacturing, construction and mining	39	291,848	(18,331)	273,517
Utilities and related sectors	44	260,687	(16,586)	244,101
Wholesale/retail trade	25	143,559	(7,583)	135,976
Services, media and other	36	194,492	(13,960)	180,532
Mortgage and asset-backed securities	90	1,452,474	(95,012)	1,357,462
	368	$5,738,834	$(287,474)	$5,451,360

Fixed maturity securities, held for investment:
United States Government sponsored agencies	67	$4,506,799	$(185,269)	$4,321,530
Redeemable preferred stock:
Finance, insurance and real estate	1	75,460	(20,375)	55,085
	68	$4,582,259	$(205,644)	$4,376,615

Equity securities, available for sale	31	$138,814	$(15,996)	$122,818

December 31, 2007
Fixed maturity securities, available for sale:
United States Government full faith and credit	1	$18,695	$(1,708)	$16,987
United States Government sponsored agencies	49	2,231,910	(30,090)	2,201,820
Corporate securities, including redeemable preferred stocks:
Finance, insurance and real estate	54	377,455	(36,507)	340,948
Manufacturing, construction and mining	31	207,948	(12,659)	195,289
Utilities and related sectors	32	181,665	(10,087)	171,578
Wholesale/retail trade	17	82,492	(4,018)	78,474
Services, media and other	22	115,664	(6,359)	109,305
Mortgage and asset-backed securities	40	495,284	(24,746)	470,538
	246	$3,711,113	$(126,174)	$3,584,939

Fixed maturity securities, held for investment:
United States Government sponsored agencies	78	$4,910,611	$(133,206)	$4,777,405
Redeemable preferred stock:
Finance, insurance and real estate	1	75,401	(10,138)	65,263
	79	$4,986,012	$(143,344)	$4,842,668

Equity securities, available for sale	27	$90,812	$(17,915)	$72,897

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 467 and 352 securities, respectively) have been in a continuous unrealized loss position, at June 30, 2008 and December 31, 2007:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2008
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$17,358	$(1,377)	$—	$—	$17,358	$(1,377)
United States Government sponsored agencies	2,046,719	(47,411)	803,062	(29,909)	2,849,781	(77,320)
Corporate securities, including redeemable preferred stocks:
Finance, insurance and real estate	255,636	(28,079)	136,997	(29,226)	392,633	(57,305)
Manufacturing, construction and mining	201,125	(8,153)	72,392	(10,178)	273,517	(18,331)
Utilities and related sectors	154,949	(7,691)	89,152	(8,895)	244,101	(16,586)
Wholesale/retail trade	114,612	(3,827)	21,364	(3,756)	135,976	(7,583)
Services, media and other	126,888	(6,502)	53,644	(7,458)	180,532	(13,960)
Mortgage and asset-backed securities	1,005,228	(62,025)	352,234	(32,987)	1,357,462	(95,012)
	$3,922,515	$(165,065)	$1,528,845	$(122,409)	$5,451,360	$(287,474)
Held for investment:
United States Government sponsored agencies	$2,754,544	$(83,388)	$1,566,986	$(101,881)	$4,321,530	$(185,269)
Redeemable preferred stock:
Finance, insurance and real estate	55,085	(20,375)	—	—	55,085	(20,375)
	$2,809,629	$(103,763)	$1,566,986	$(101,881)	$4,376,615	$(205,644)

Equity securities, available for sale	$94,275	$(10,317)	$28,543	$(5,679)	$122,818	$(15,996)

December 31, 2007
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$16,987	$(1,708)	$—	$—	$16,987	$(1,708)
United States Government sponsored agencies	134,683	(317)	2,067,137	(29,773)	2,201,820	(30,090)
Corporate securities, including redeemable preferred stocks:
Finance, insurance and real estate	148,988	(15,387)	191,961	(21,120)	340,949	(36,507)
Manufacturing, construction and mining	109,378	(2,877)	85,911	(9,782)	195,289	(12,659)
Utilities and related sectors	83,552	(2,642)	88,025	(7,445)	171,577	(10,087)
Wholesale/retail trade	24,027	(91)	54,447	(3,927)	78,474	(4,018)
Services, media and other	76,233	(2,149)	33,072	(4,210)	109,305	(6,359)
Mortgage and asset-backed securities	114,401	(1,336)	356,137	(23,410)	470,538	(24,746)
	$708,249	$(26,507)	$2,876,690	$(99,667)	$3,584,939	$(126,174)
Held for investment:
United States Government sponsored agencies	$—	$—	$4,777,405	$(133,206)	$4,777,405	$(133,206)
Redeemable preferred stock:
Finance, insurance and real estate	65,263	(10,138)	—	—	65,263	(10,138)
	$65,263	$(10,138)	$4,777,405	$(133,206)	$4,842,668	$(143,344)

Equity securities, available for sale	$72,897	$(17,915)	$—	$—	$72,897	$(17,915)

The following is a description of the factors causing the unrealized losses by investment category as of June 30, 2008:

United States Government full faith and credit and United States Government sponsored agencies: These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates.  The unrealized losses on these securities at June 30, 2008 are due to changes in the general level of interest rates and a widening of spreads from the date of purchase.  The recent uncertainty regarding Freddie Mac and Fannie Mae and the overall mortgage market has resulted in a slight increase in agency spreads compared to government securities.

Corporate securities, including redeemable preferred stocks:  The unrealized losses in these securities are due to the weakening of the economy and market illiquidity which have caused spreads to widen across all industries.

Mortgage and asset-backed securities: At June 30, 2008, we had no exposure to subprime mortgage-backed securities and limited exposure to “Alt-A” mortgage-backed securities.  All securities we own are in the highest rated tranche of the pool in which they are structured and are not subordinated to any other tranche in the pool.  Our “Alt-A” mortgage-backed securities are comprised of 32 securities with a total fair value of $535.9 million with agency ratings of Aaa, of which 87% is in Aaa super senior tranches and the remainder is in Aaa tranches.  The unrealized losses on mortgage and asset-backed securities are primarily due to changes in interest rates and spread widening.  While we do not have any exposure to subprime mortgage-backed securities, the subprime problem has caused spreads to widen across the mortgage-backed securities market.

Equity securities: The unrealized loss on equity securities, which includes exposure to REITS, investment banks and finance companies, is primarily due to the decline in the housing market, subprime mortgage problems and market illiquidity.

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

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2008 and December 31, 2007, by contractual maturity, that were in an unrealized loss position are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of our mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
June 30, 2008
Due after one year through five years	$170,099	$162,403	$—	$—
Due after five years through ten years	554,481	528,019	—	—
Due after ten years through twenty years	1,895,778	1,844,323	804,710	773,725
Due after twenty years	1,666,002	1,559,153	3,777,549	3,602,890
	4,286,360	4,093,898	4,582,259	4,376,615
Mortgage-backed and asset-backed securities	1,452,474	1,357,462	—	—
	$5,738,834	$5,451,360	$4,582,259	$4,376,615
December 31, 2007
Due after one year through five years	$293,221	$285,886	$—	$—
Due after five years through ten years	594,676	564,439	—	—
Due after ten years through twenty years	1,093,594	1,077,890	680,124	665,816
Due after twenty years	1,234,338	1,186,186	4,305,888	4,176,852
	3,215,829	3,114,401	4,986,012	4,842,668
Mortgage-backed and asset-backed securities	495,284	470,538	—	—
	$3,711,113	$3,584,939	$4,986,012	$4,842,668

At June 30, 2008 and December 31, 2007, the amortized cost and estimated fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) and equity securities that had unrealized losses greater than 20% and the number of months in an unrealized loss position greater than 20% were as follows:

	Amortized Cost	Carrying Value	Gross Unrealized Losses
	(Dollars in thousands)
June 30, 2008
Investment grade:
Less than six months	$146,730	$106,044	$(40,686)
Six months or more and less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total investment grade	146,730	106,044	(40,686)
Below investment grade:
Less than six months	13,598	10,013	(3,585)
Six months or more and less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total below investment grade	13,598	10,013	(3,585)
	$160,328	$116,057	$(44,271)
December 31, 2007
Investment grade:
Less than six months	$94,463	$69,988	$(24,475)
Six months or more and less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total investment grade	94,463	69,988	(24,475)
Below investment grade:
Less than six months	39,131	28,091	(11,040)
Six months or more and less than twelve months	12,650	10,478	(2,172)
Twelve months or greater	—	—	—
Total below investment grade	51,781	38,569	(13,212)
	$146,244	$108,557	$(37,687)

At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment.  We include these securities on a list which is referred to as our watch list.  We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we have the ability and intent to hold these securities to maturity or until a market recovery is realized.  At June 30, 2008, the amortized cost and estimated fair value of securities on the watch list are as follows:

General Description	Amortized Cost	Unrealized Losses	Estimated Fair Value	Months Unrealized Losses Greater Than 20%
	(Dollars in thousands)
Corporate bonds:
Finance and insurance companies	$18,376	$(4,821)	$13,555	1 - 5
U.S. retail company	10,501	(2,241)	8,260	5
Consumer staple company	9,626	(1,863)	7,763	0
U.S. media company	5,750	(1,775)	3,975	5
Mortgage-backed securities	2,366	(840)	1,526	2
Common & preferred stock:
Finance, insurance and real estate companies	101,484	(29,278)	72,206	1 - 5
Telecommunication and media companies	9,433	(2,713)	6,720	1 - 2
	$157,536	$(43,531)	$114,005

Our analysis of these securities and their credit performance at June 30, 2008 is as follows:

The decline in the finance and insurance company bonds is related to concerns over access to liquidity and weakened economic conditions related to the housing market and subprime mortgages.  We have determined that other than temporary impairments were not necessary at this time as each of these companies have strong liquidity positions.

The decline in market value of this retail company is related to uncertainty around a recent debt-financed share repurchase combined with a weakening economy which could result in declining sales.  We have determined that an other than temporary impairment was not necessary as this company has a strong market position with a consistent history of strong operating performance.

Increases in the cost of commodity raw ingredients along with non-recurring write-offs related to the refinancing of debt and improper accounting treatments decreased this consumer staple company’s capital during 2007.  We have determined an other than temporary impairment was not necessary as the liquidity of this company has improved due to new credit facilities, proceeds from the sale of assets has reduced debt levels and operating financial performance has improved.

This media company was subject to a leveraged buyout which was completed during the fourth quarter of 2007 at which time we wrote the security down by $3.9 million due to the significant increase in leverage combined with declining circulation and advertising revenues.  This security has experienced additional decline in value subsequent to the write down primarily due to uncertainty of how the company will be operated post the leveraged buyout.  We have determined that an other than temporary impairment was not necessary as this company has good market position, strong portfolio of assets and good cash flow generation capability.

These mortgage-backed securities have experienced adverse credit performance of the underlying collateral.  We recognized other than temporary impairments on these mortgage-backed securities during the first quarter of 2008 of $3.2 million.  We have determined that no additional other than temporary impairments are necessary based upon our modeling of the expected cash flows.

The decline in market value of the common and preferred stocks in the finance, insurance and real estate industries is related to concerns over a weakened economy, access to capital and subprime mortgages.  We have determined that other than temporary impairments were not necessary as these companies have strong fundamentals to allow them to recover in value in the near term.

The decline in market value of the preferred stocks in the telecommunication and media industries is related to ineffective accounting controls and decreasing advertising revenue.  We have determined that other than temporary impairments were not necessary as these companies have strong fundamentals to allow them to recover in value

The securities on the watch list are current with respect to payments of principal and interest.  We concluded that we have the intent and ability to hold these securities for a period of time sufficient to allow for a recovery in fair value and that there were no other than temporary impairments on these securities at June 30, 2008.

We recognized other than temporary impairments of $33.5 million on twenty-one different securities during the six months ended June 30,2008.  We recognized other than temporary impairments of $3.2 million during the first quarter of 2008 on two mortgage-backed securities due to deterioration in value combined with expanded loss projections.  We recognized other than temporary impairments during the second quarter of 2008 on four corporate bonds issued by three different companies in the home loan and home building industry totaling $3.8 million due to deterioration in their operating performance, actual and potential debt restructuring of three of the securities by two of the issuers and declines in the price of the securities that had persisted for a period longer than we considered temporary.  We recognized other than temporary impairments on one corporate bond and one redeemable preferred stock during the second quarter of 2008 that are mono-line insurance companies totaling $6.3 million due to rating agency downgrades, severity of the decline in price and a period of decline in price that had persisted for a period longer than we considered temporary.  We recognized other than temporary impairments totaling $5.9 million during the second quarter of 2008 on two corporate bonds issued by a reinsurance company due to exposure to subprime and Alt-A mortgage-backed securities and a decline in price for a period longer than we considered temporary.  We recognized other than temporary impairments during the second quarter of 2008 totaling $14.3 million on five preferred stocks, two redeemable preferred stocks and five common stocks in the commercial real estate and finance industry due to severity in the decline in price and declines in prices for a period longer than we considered temporary as the time to recovery is expected to take an extended period of time.  There were no other than temporary impairments during the six months ended June 30, 2007.

At June 30, 2008 and December 31, 2007, we held $2.2 billion and $2.0 billion, respectively, of mortgage loans on real estate with commitments outstanding of $84.1 million at June 30, 2008.  The portfolio consists of commercial mortgage loans collateralized by related properties and diversified as to property type, location and loan size.  Our mortgage lending policies include limits on the amount that can be loaned to one borrower and other criteria to reduce the risk of default.  As of June 30, 2008, there were no delinquencies or defaults in our commercial mortgage loan portfolio and no impaired loans requiring a valuation allowance.  The commercial mortgage loan portfolio is summarized by geographic region and property type as follows:

	June 30, 2008		December 31, 2007
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$512,269	23.1%	$458,418	23.5%
Middle Atlantic	160,348	7.2%	133,662	6.8%
Mountain	360,093	16.3%	310,244	15.9%
New England	45,311	2.0%	45,618	2.3%
Pacific	172,287	7.8%	141,264	7.2%
South Atlantic	390,697	17.7%	344,800	17.7%
West North Central	390,169	17.6%	356,334	18.2%
West South Central	182,374	8.3%	163,554	8.4%
	$2,213,548	100.0%	$1,953,894	100.0%

Property type distribution
Office	$628,958	28.4%	$586,109	30.0%
Medical Office	134,473	6.1%	108,667	5.6%
Retail	523,954	23.7%	438,214	22.4%
Industrial/Warehouse	517,301	23.3%	453,654	23.2%
Hotel	139,971	6.3%	115,758	5.9%
Apartment	108,064	4.9%	105,431	5.4%
Mixed use/other	160,827	7.3%	146,061	7.5%
	$2,213,548	100.0%	$1,953,894	100.0%

Liquidity

The statutory capital and surplus of our life insurance subsidiaries at June 30, 2008 was $950.3 million.  American Equity Investment Life Insurance Company (“American Equity Life”) made surplus note interest payments to us of $2.0 million during the six months ended June 30, 2008.  For the remainder of 2008, up to approximately $99.1 million can be distributed by American Equity Life as dividends without prior regulatory approval.  Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities.  American Equity Life had $119.2 million of statutory earned surplus at June 30, 2008.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Early adoption is not allowed.  This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The adoption of FSP APB 14-1 is retrospective to all presented financial statement periods.  We are currently assessing the impact of this FSP.

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

Interest rate risk is our primary market risk exposure.  Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures.  Our floating rate trust preferred securities issued by Trust III, IV, VII, VIII, IX, X, XI (beginning on December 31, 2010) and XII bear interest at the three month LIBOR plus 3.50% - 4.00%.  Our outstanding balance of floating rate trust preferred securities was $144.5 million at June 30, 2008, of which $80 million had been swapped to fixed rates (see note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007).  The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities.  We have the ability to adjust crediting rates (participation rates, annual income caps or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values).  In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned.  However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

If interest rates were to increase 10% (45 basis points) from levels at June 30, 2008, we estimate that the fair value of our fixed maturity securities would decrease by approximately $414.8 million.  The impact on stockholders’ equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be an increase of $57.0 million in the accumulated other comprehensive loss and a decrease to stockholders’ equity.  The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change.  Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.  Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.  However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means.  See Financial Condition - Liquidity for Insurance

Operations included in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2007.

At June 30, 2008, 73% of our fixed income securities have call features and 15% were subject to call redemption.  Another 46% will become subject to call redemption through December 31, 2008.  During the six months ended June 30, 2008 and 2007, we received $1.3 billion and $40.5 million, respectively, in net redemption proceeds related to the exercise of such call options.  We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds.  Such reinvestment risk typically occurs in a declining rate environment.  Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on our annuity liabilities, we have the ability to reduce crediting rates (participation rates, annual income caps or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level.  At June 30, 2008, approximately 97% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.

With respect to our index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities.  These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies.  Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products.  For the six months ended June 30, 2008 and 2007, the annual index credits to policyholders on their anniversaries were $24.2 million and $205.5 million, respectively.  Proceeds received at expiration or gains recognized upon early termination of these options related to such credits were $21.2 million and $203.4 million for the six months ended June 30, 2008 and 2007, respectively.  The difference between proceeds received at expiration or gains recognized upon early termination of these options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that due to the identification of a material weakness in internal control over financial reporting as described below, the design and operation of our disclosure controls and procedures were not effective as of June 30, 2008 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

We determined that a material weakness in internal control over financial reporting that was identified as of December 31, 2007 existed at June 30, 2008 related to our accounting for policy benefit reserves for index annuities.  Specifically, as of June 30, 2008, our newly implemented controls to ensure the completeness and accuracy of data to calculate policy benefit reserves for index annuities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and policies to monitor the effectiveness of controls within the process for calculating policy benefit reserves for index annuities had not operated for a sufficient period of time to conclude as to their effectiveness.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

We are a defendant in two cases seeking class action status, including (i) Stephens v. American Equity Investment Life Insurance Company, et. al., in the San Luis Obispo Superior Court, San Francisco, California (complaint filed November 29, 2004) (the “SLO Case”) and (ii) In Re: American Equity Annuity Practices and Sales Litigation, in the United States District Court for the Central District of California, Western Division (complaint filed September 7, 2005) (the “Los Angeles Case”).  The plaintiff in the SLO Case seeks to represent a national class of individuals who either purchased their annuity from us through a co-defendant marketing organization or who purchased one of a defined set of particular annuities issued by us.  We have filed an opposition to a motion to certify the class, and the hearing on the motion began on March 18, 2008 but was not completed.  The hearing is scheduled to resume on October 6, 2008.  We are vigorously defending both the issue of class action status of the lawsuit as well as the underlying allegations, which include misrepresentation, breach of contract, breach of a state law regarding unfair competition and other claims.

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds

The following table sets forth issuer purchases of equity securities for the quarter ended June 30, 2008.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 through April 30, 2008	100,000	9.87	100,000	7,932,533
May 1, 2008 through May 31, 2008	—	—	—	7,932,533
June 1, 2008 through June 30, 2008	783,032	9.34	783,032	7,131,363
Total	883,032	$9.40	883,032

(1) Activity in this table represents the following items:

We have a Rabbi Trust, the NMO Deferred Compensation Trust, which purchases our common shares to fund the amount of shares earned by our agents under the NMO Deferred Compensation Plan.

We have a share repurchase program under which we are authorized to purchase up to 10,000,000 shares of our common stock.  As of June 30, 2008, we have repurchased 2,961,796 shares of our common stock under this program.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)          The Company’s annual shareholders’ meeting was held on June 5, 2008.

(b) and (c)   (i)         Election of the following directors to the Company’s Board of Directors:

	FOR	WITHHELD

James M. Gerlach	47,695,189	4,145,054
Robert L. Howe	48,569,122	3,271,121

 (ii)          Ratification of the appointment of KPMG LLP as Independent Auditors for 2008.  There were 51,752,372 votes for the ratification; 75,539 cast against; and 12,332 abstentions.

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

Date: August 11, 2008		AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

	By:	/s/ D.J. Noble
D.J. Noble, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wendy L. Carlson
Wendy L. Carlson, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Vice President - Controller
(Principal Accounting Officer)