Form 10-Q
period 2008-09-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2008-11-10
CIK 1039828

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐    No ☒

APPLICABLE TO CORPORATE ISSUERS:

Shares of common stock outstanding at October 31, 2008: 53,157,759

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2008 - $6,532,402; 2007 - $5,120,268)	$6,074,420	$5,008,772
Held for investment, at amortized cost (fair value: 2008 - $4,391,061; 2007 - $5,212,815)	4,578,368	5,355,733
Equity securities, available for sale, at fair value (cost: 2008 - $138,152; 2007 - $105,155)	111,983	87,412
Mortgage loans on real estate	2,280,741	1,953,894
Derivative instruments	50,161	204,657
Policy loans	437	427
Total investments	13,096,110	12,610,895

Cash and cash equivalents	17,392	18,888
Coinsurance deposits	1,571,980	1,698,153
Accrued investment income	94,072	77,348
Deferred policy acquisition costs	1,485,867	1,272,108
Deferred sales inducements	770,164	588,473
Deferred income taxes	64,152	75,806
Income taxes recoverable	14,269	24,990
Other assets	29,445	27,711

Total assets	$17,143,451	$16,394,372

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$118,410	$109,570
Annuity products	15,386,659	14,602,210
Other policy funds and contract claims	113,890	120,186
Notes payable	272,629	268,339
Subordinated debentures	268,176	268,330
Amounts due under repurchase agreements	373,139	257,225
Other liabilities	90,010	156,877
Total liabilities	16,622,913	15,782,737

Stockholders’ equity:
Common stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding: 2008 - 50,741,655 shares (excluding 6,261,400 treasury shares); 2007 - 53,556,002 shares (excluding 3,329,718 treasury shares)	50,742	53,556
Additional paid-in capital	360,020	387,302
Unallocated common stock held by ESOP: 2008 - 600,228 shares; 2007 - 629,565 shares	(6,472)	(6,781)
Accumulated other comprehensive loss	(143,156)	(38,929)
Retained earnings	259,404	216,487
Total stockholders’ equity	520,538	611,635
Total liabilities and stockholders’ equity	$17,143,451	$16,394,372

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues:
Traditional life and accident and health insurance premiums	$3,223	$3,344	$9,419	$9,591
Annuity product charges	13,328	12,576	37,271	33,023
Net investment income	209,978	183,732	607,546	528,809
Realized gains (losses) on investments	(58,974)	325	(91,412)	921
Change in fair value of derivatives	(83,753)	(10,709)	(314,431)	79,755
Total revenues	83,802	189,268	248,393	652,099

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	2,126	2,360	7,056	6,390
Interest credited to account balances	50,387	165,821	154,032	449,915
Amortization of deferred sales inducements	6,760	565	34,193	16,528
Change in fair value of embedded derivatives	(37,100)	(19,829)	(237,969)	(11,476)
Interest expense on notes payable	3,881	4,039	11,732	12,178
Interest expense on subordinated debentures	4,669	5,673	14,549	16,876
Interest expense on amounts due under repurchase agreements	2,698	4,764	7,694	11,842
Amortization of deferred policy acquisition costs	19,285	9,013	118,595	60,948
Other operating costs and expenses	13,490	11,582	38,308	37,076
Total benefits and expenses	66,196	183,988	148,190	600,277
Income before income taxes	17,606	5,280	100,203	51,822
Income tax expense	28,608	1,837	57,286	17,848
Net income (loss)	$(11,002)	$3,443	$42,917	$33,974

Earnings (loss) per common share	$(0.21)	$0.06	$0.79	$0.60
Earnings (loss) per common share - assuming dilution	$(0.19)	$0.06	$0.77	$0.58

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at December 31, 2006	$53,501	$389,644	$—	$(38,769)	$190,690	$595,066
Comprehensive income:
Net income for period	—	—	—	—	33,974	33,974
Change in net unrealized investment gains/losses	—	—	—	(10,596)	—	(10,596)
Total comprehensive income						23,378
Acquisition of 359,218 shares of common stock	(359)	(3,969)	—	—	—	(4,328)
Acquisition of 650,000 shares of common stock by ESOP	—	—	(7,001)	—	—	(7,001)
Share-based compensation	—	3,196	—	—	—	3,196
Issuance of 63,000 shares of common stock under compensation plans, including excess income tax benefits	63	438	—	—	—	501
Net issuance of 622,779 shares of common stock under stock option and warrant agreement	623	(623)	—	—	—	—
Conversion of $280 of subordinated debentures	34	246	—	—	—	280
Balance at September 30, 2007	$53,862	$388,932	$(7,001)	$(49,365)	$224,664	$611,092

Balance at December 31, 2007	$53,556	$387,302	$(6,781)	$(38,929)	$216,487	$611,635
Comprehensive loss:
Net income for period	—	—	—	—	42,917	42,917
Change in net unrealized investment gains/losses	—	—	—	(104,227)	—	(104,227)
Total comprehensive loss						(61,310)
Acquisition of 3,734,938 shares of common stock	(3,735)	(28,875)	—	—	—	(32,610)
Allocation of 29,337 shares of common stock by ESOP, including excess income tax benefits	—	(26)	309	—	—	283
Share-based compensation, including excess income tax benefits	—	2,063	—	—	—	2,063
Issuance of 889,729 shares of common stock under compensation plans, including excess income tax benefits	890	(626)	—	—	—	264
Conversion of $250 of subordinated debentures	31	182	—	—	—	213
Balance at September 30, 2008	$50,742	$360,020	$(6,472)	$(143,156)	$259,404	$520,538

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net income	$42,917	$33,974
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	154,032	449,915
Amortization of deferred sales inducements	34,193	16,528
Annuity product charges	(37,271)	(33,023)
Change in fair value of embedded derivatives	(237,969)	(11,476)
Increase in traditional life and accident and health insurance reserves	2,724	6,522
Policy acquisition costs deferred	(200,267)	(177,006)
Amortization of deferred policy acquisition costs	118,595	60,948
Provision for depreciation and other amortization	1,855	1,748
Amortization of discount and premium on investments	(195,443)	(193,069)
Realized losses (gains) on investments	91,412	(921)
Change in fair value of derivatives	313,853	(79,755)
Deferred income taxes	59,963	(6,599)
Share-based compensation	1,920	3,196
Change in accrued investment income	(16,724)	(18,381)
Change in income taxes recoverable	10,721	(3,152)
Change in other assets	50	493
Change in other policy funds and contract claims	(6,296)	(4,762)
Change in other liabilities	12,200	(40,823)
Other	(551)	—
Net cash provided by operating activities	149,914	4,357

Investing Activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	1,094,762	78,287
Fixed maturity securities - held for investment	955,560	28,147
Equity securities, available for sale	12,211	18,133
Mortgage loans on real estate	91,446	131,340
Derivative instruments	29,323	368,101
Acquisition of investments:
Fixed maturity securities - available for sale	(2,575,652)	(737,169)
Equity securities, available for sale	(102,881)	(70,605)
Mortgage loans on real estate	(418,293)	(305,633)
Derivative instruments	(221,702)	(243,857)
Policy loans	(10)	(2)
Purchases of property, furniture and equipment	(176)	(683)
Net cash used in investing activities	(1,135,412)	(733,941)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$1,735,001	$1,610,780
Coinsurance deposits	132,761	144,354
Return of annuity and single premium universal life policyholder account balances	(975,384)	(972,797)
Proceeds from notes payable	40,000	—
Repayments of notes payable	(35,353)	(3,086)
Increase (decrease) in amounts due under repurchase agreements	115,914	(79,316)
Acquisition of common stock	(27,051)	(11,329)
Excess tax benefits realized from share-based compensation plans	197	148
Proceeds from issuance of common stock	219	353
Checks in excess of cash balance	(2,302)	19,765
Net cash provided by financing activities	984,002	708,872
Decrease in cash and cash equivalents	(1,496)	(20,712)

Cash and cash equivalents at beginning of period	18,888	29,949
Cash and cash equivalents at end of period	$17,392	$9,237

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$30,228	$36,366
Income taxes	—	26,600
Non-cash operating activity:
Deferral of sales inducements	145,595	125,481
Non-cash financing activities:
Conversion of subordinated debentures	213	280
Stock acquired in satisfaction of obligations	5,559	—

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

1.  Organization and Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements of American Equity Investment Life Holding Company (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by GAAP for complete financial statements.  The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements.  Operating results for the three month and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  All significant intercompany accounts and transactions have been eliminated.  The preparation of financial statements requires the use of management estimates.  For further information related to a description of areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

On September 17, 2008, the Company formed Eagle Life Insurance Company, a wholly-owned subsidiary.

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

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active (“FSP FAS No. 157-3”).  FSP FAS No. 157-3 was effective upon issuance, and applies to periods for which financial statements have not been issued.  The FSP’s guidance clarifies various application issues with respect to the objective of a fair value measurement, distressed transactions, relevance of observable data, and the use of management’s assumptions.  The Company adopted FSP FAS No. 157-3 in the preparation of its September 30, 2008 financial statements; however, adoption did not have a material effect on the results of operations or financial position of the Company.  The Company’s expanded disclosures as a result of SFAS 157 are included in Note 3 - Fair Values of Financial Instruments.

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

2.  Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Net income (loss)	$(11,002)	$3,443	$42,917	$33,974
Net change in unrealized losses on fixed maturity and equity securities, available-for-sale	(54,731)	16,917	(104,227)	(10,596)
	$(65,733)	$20,360	$(61,310)	$23,378

3.  Fair Values of Financial Instruments

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

The Company’s assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2008 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets
Fixed maturity and equity securities, available for sale	$6,186,403	$187,799	$5,981,805	$16,799
Derivative instruments	50,161	—	50,161	—
Cash and cash equivalents	17,392	17,392	—	—
	$6,253,956	$205,191	$6,031,966	$16,799
Liabilities
Embedded derivatives	$1,067,995	$—	$—	$1,067,995

The following tables provide a reconciliation of the beginning and ending balances for the Company’s Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs, for the three months and nine months ended September 30, 2008:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(Dollars in thousands)
Available for sale securities
Beginning balance	$19,099	$—
Transfers in to Level 3	2,364	29,398
Total gains (losses) (realized/unrealized)
Included in other comprehensive income	(4,664)	(4,664)
Included in earnings	—	(7,935)
	$16,799	$16,799

Realized losses of $7.9 million for the nine months ended September 30, 2008 are included in realized gains (losses) on investments in the unaudited consolidated statements of operations.  The realized losses are the result of other than temporary impairments.

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(Dollars in thousands)
Embedded Derivatives
Beginning balance	$1,168,050	$1,432,746
Premiums less benefits	2,478	71,463
Change in unrealized gains, net	(102,533)	(436,214)
	$1,067,995	$1,067,995

Change in unrealized gains, net of $102.5 million for the three months ended September 30, 2008 and $436.2 million for the nine months ended September 30, 2008, are included in change in fair value of embedded derivatives in the unaudited consolidated statements of operations.

4.  Investments

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities (consisting of 497 securities) have been in a continuous unrealized loss position, at September 30, 2008:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$17,783	$(972)	$—	$—	$17,783	$(972)
United States Government sponsored agencies	2,048,290	(33,015)	812,330	(20,723)	2,860,620	(53,738)
Corporate securities, including redeemable preferred stocks:
Finance, insurance and real estate	243,300	(50,050)	114,741	(48,752)	358,041	(98,802)
Manufacturing, construction and mining	249,434	(20,838)	66,452	(13,549)	315,886	(34,387)
Utilities and related sectors	182,773	(18,036)	88,146	(14,880)	270,919	(32,916)
Wholesale/retail trade	119,257	(7,451)	16,839	(4,683)	136,096	(12,134)
Services, media and other	139,816	(14,804)	54,266	(13,233)	194,082	(28,037)
Mortgage and asset-backed securities	1,165,027	(140,679)	355,152	(67,976)	1,520,179	(208,655)
	$4,165,680	$(285,845)	$1,507,926	$(183,796)	$5,673,606	$(469,641)
Held for investment:
United States Government sponsored agencies	$2,297,874	$(71,996)	$1,596,667	$(89,157)	$3,894,541	$(161,153)
Redeemable preferred stock:
Finance, insurance and real estate	48,635	(26,855)	—	—	48,635	(26,855)
	$2,346,509	$(98,851)	$1,596,667	$(89,157)	$3,943,176	$(188,008)

Equity securities, available for sale	$38,832	$(16,119)	$31,169	$(11,870)	$70,001	$(27,989)

The unrealized losses from the Company’s investments in United States Government agencies and United States Government agency mortgage-backed securities are due to the long duration of these securities, making the value of such securities sensitive to changes in market interest rates and recent uncertainty regarding Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.  The unrealized losses on the Company’s investments in corporate securities, including redeemable preferred stocks, and equity securities is primarily due to a general weakening of the economy and market liquidity which has caused spreads to widen across all industries and issues in the housing market related to subprime mortgages.  The unrealized losses on the Company’s mortgage and asset-backed securities are due to changes in interest rates and widening of spreads across the mortgage-backed securities market due to the issues surrounding subprime mortgages.  At September 30, 2008, the Company had no exposure to subprime mortgage-backed securities.  The Company’s “Alt-A” mortgage-backed securities are comprised of 32 securities with a total fair value of $494.6 million with average agency ratings of Aaa, of which 87% is in Aaa super senior tranches and the remainder is in Aaa tranches.

Approximately 97% of the unrealized losses on fixed maturity securities shown in the above table are on securities that are rated investment grade, defined as being the highest two National Association of Insurance Commissioners (“NAIC”) designations.  Approximately 3% of the unrealized losses on fixed maturity securities shown in the above table are on securities rated below investment grade.

Net realized gains (losses) on investments for three months and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$2,228	$277	$3,371	$689
Gross realized losses	(170)	—	(283)	—
Other than temporary impairments	(15,848)	—	(36,922)	—
	(13,790)	277	(33,834)	689
Equity securities:
Gross realized gains	200	48	255	232
Other than temporary impairments	(45,384)	—	(57,833)	—
	(45,184)	48	(57,578)	232
	$(58,974)	$325	$(91,412)	$921

5.  Income Taxes

During the third quarter of 2008, the Company established a valuation allowance of $22.5 million and a corresponding increase in tax expense in connection with the capital loss portion of its deferred tax asset related to realized losses from other than temporary impairments.  The Company also established a valuation allowance of $5.1 million and a corresponding increase in accumulated other comprehensive loss during the third quarter of 2008 in connection with the capital loss portion of its deferred tax asset related to unrealized losses on available for sale equity securities included in accumulated other comprehensive loss.  A valuation allowance is required to reduce a potential deferred tax asset when it is more likely than not, after considering all available evidence, that all or some portion of the potential deferred tax asset will not be realized.

6.  Contingencies

In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims.  The Company is currently a defendant in several purported class action lawsuits alleging improper sales practices and similar claims as described below.  It is often not possible to determine the ultimate outcome of pending legal proceedings or to provide reasonable ranges of potential losses with any degree of certainty.  The lawsuits referred to below are in very preliminary stages and the Company does not have sufficient information to make an assessment of the plaintiffs’ claims for liability or damages.  The plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages, which are difficult to quantify and cannot be estimated based on the information currently available.  The Company does not believe that these lawsuits, including those discussed below, will have a material adverse effect on its financial position, results of operations or cash flows.  However, there can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on the Company’s business, financial condition, or results of operations.

The Company is a defendant in two cases seeking class action status, including (i) Stephens v. American Equity Investment Life Insurance Company, et. al., in the San Luis Obispo Superior Court, San Francisco, California (complaint filed November 29, 2004) (the “SLO Case”) and (ii) In Re: American Equity Annuity Practices and Sales Litigation, in the United States District Court for the Central District of California, Western Division (complaint filed September 7, 2005) (the “Los Angeles Case”).  The plaintiff in the SLO Case seeks to represent a class of individuals who are California residents and who either purchased their annuity from the Company through a co-defendant marketing organization or who purchased one of a defined set of particular annuities issued by the Company.  On November 3, 2008, the court issued an order certifying the class, and also ruled that the Company may seek an immediate appeal of this decision to the California Court of Appeals.  The Company will seek such appellate review and in addition will immediately file a motion to decertify a portion of the class.  The Company may later seek to decertify the entire class after further discovery into the merits of the case.  The Company is vigorously defending the underlying allegations, which include misrepresentation, breach of contract, breach of a state law regarding unfair competition and other claims.

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

7.  Earnings Per Share

The following table sets forth the computation of earnings (loss) per common share and earnings (loss) per common share - assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) - numerator for earnings (loss) per common share	$(11,002)	$3,443	$42,917	$33,974
Interest on convertible subordinated debentures (net of income tax benefit)	259	262	783	790
Numerator for earnings (loss) per common share - assuming dilution	$(10,743)	$3,705	$43,700	$34,764

Denominator:
Weighted average common shares outstanding (1)	52,916,026	56,878,490	54,075,275	56,898,868
Effect of dilutive securities:
Convertible subordinated debentures	2,761,318	2,766,034	2,763,899	2,778,011
Stock options and deferred compensation agreements	158,028	129,069	113,662	404,466
Denominator for earnings (loss) per common share - assuming dilution	55,835,372	59,773,593	56,952,836	60,081,345

Earnings (loss) per common share	$(0.21)	$0.06	$0.79	$0.60
Earnings (loss) per common share - assuming dilution	$(0.19)	$0.06	$0.77	$0.58

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

Options to purchase shares of the Company’s common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
Three months ended September 30, 2008	1,207,239	$9.00 -	$14.34
Nine months ended September 30, 2008	1,224,739	$8.67 -	$14.34
Three months ended September 30, 2007	31,500	$11.35 -	$14.34
Nine months ended September 30, 2007	31,500	$11.35 -	$14.34

8.  Subsequent Events

The Company reacquired $35.6 million of its contingent convertible senior notes during October 2008 and recognized a gain of $10.6 million related to the extinguishment of these notes.

Subsequent to September 30, 2008, the credit and liquidity crisis in  the U.S. and throughout the world has resulted in a substantially increased level of volatility in the financial markets.  These and other economic events have resulted in a notable decline in fair value of the Company’s investment portfolio since September 30, 2008.  The Company has continued to monitor this activity and has concluded that the assessment of other-than-temporary impairments as of September 30, 2008 has not changed.  Should this environment continue, the Company’s investment portfolio could be significantly impacted.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis reviews our unaudited consolidated financial position at September 30, 2008, and the unaudited consolidated results of operations for the periods ended September 30, 2008 and 2007, and where appropriate, factors that may affect future financial performance.  This analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Annuity deposits by product type collected during the three months and nine months ended September 30, 2008 and 2007, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2008	2007	2008	2007
	(Dollars in thousands)
Index annuities:
Index strategies	$315,915	$419,696	$1,040,534	$1,176,547
Fixed strategy	247,122	113,810	669,052	392,182
	563,037	533,506	1,709,586	1,568,729
Fixed rate annuities:
Single-year rate guaranteed	7,379	9,746	21,350	37,840
Multi-year rate guaranteed	1,422	539	4,065	4,211
	8,801	10,285	25,415	42,051
Total before coinsurance ceded	571,838	543,791	1,735,001	1,610,780
Coinsurance ceded	178	386	1,149	1,461
Net after coinsurance ceded	$571,660	$543,405	$1,733,852	$1,609,319

Net annuity deposits after coinsurance ceded increased 5% during the three months ended September 30, 2008 compared to the same period in 2007, and 8% during the nine months ended September 30, 2008 compared to the same period in 2007.  We attribute these increases to several factors including our continued strong position with our national marketing organizations and field force of licensed, independent insurance agents, the increased attractiveness of safe money products in volatile markets, declining interest rates on competing products such as bank certificates of deposit, and product enhancements including a new generation of guaranteed income withdrawal benefit riders.

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the “investment spread”.  Our investment spread is summarized as follows:

	Nine Months Ended September 30,
	2008	2007

Average yield on invested assets	6.18%	6.09%
Cost of money:
Aggregate	3.45%	3.44%
Cost of money for index annuities	3.46%	3.42%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.26%	3.28%
Multi-year rate guaranteed	3.90%	4.18%
Investment spread:
Aggregate	2.73%	2.65%
Index annuities	2.72%	2.67%
Fixed rate annuities:
Annually adjustable	2.92%	2.81%
Multi-year rate guaranteed	2.28%	1.91%

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

Results of Operations

Three and Nine Months Ended September 30, 2008 and 2007

Net income (loss) decreased to $(11.0) million for the third quarter of 2008 and increased to $42.9 million for the nine months ended September 30, 2008 compared to $3.4 million and $34.0 million for the same periods in 2007.  Net income for the nine months ended September 30, 2008 includes the impact of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) as discussed below.

Net income has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business.  Average annuity account values outstanding increased 13% for the three months ended September 30, 2008 and 14% for the nine months ended September 30, 2008.  Our investment spread measured on a percentage basis was 2.83% for the third quarter of 2008 and 2.73% for the nine months ended September 30, 2008 compared to 2.55% and 2.65% for the same periods in 2007.  The higher investment spreads resulted from higher investment yields in the 2008 periods and for the quarterly period, lower average cost of money for index annuities.

The comparability of the net income (loss) amounts is significantly impacted by realized gains and losses on investments and the impact of the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) to our index annuity business.  We estimate that these items increased (decreased) net income (loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Realized gains (losses) on investments	$(39,222)	$210	$(49,140)	$595
Application of SFAS 133 to index annuity business	5,378	(12,143)	32,964	(13,439)

Realized gains and losses on investments fluctuate from period to period based upon changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other than temporary impairments.  We recognized significant other than temporary impairments on fixed income and equity securities in the 2008 periods.  The amounts disclosed above are net of the related reductions in amortization of deferred sales inducements and deferred policy acquisition costs and income taxes.  Income tax benefits related to realized gains (losses) on investments have been reduced by $22.5 million in the 2008 periods for the establishment of a deferred tax valuation allowance related to the other than temporary impairments.

Amounts attributable to the application of SFAS 133 to our index annuity business fluctuate based upon changes in the fair values of call options purchased to fund the annual index credits for index annuities and changes in the interest rates used to discount the embedded derivative liability.  The significant increase in the impact from this item for the nine months ended September 30, 2008 is primarily attributable to the adoption of SFAS 157 which requires that the discount rates used in the calculation of the fair value of embedded derivatives for index annuities include non performance risk related to those liabilities.  The discount rates are based on risk-free interest rates adjusted for the non performance risk of the Company.  Prior to the adoption of SFAS 157, the discount rates used were risk-free interest rates.  SFAS 157 was adopted prospectively on January 1, 2008 and the changes in the discount rates resulted in a decrease in policy benefit reserves on January 1, 2008 of $150.6 million.  The net income impact of this decrease in reserves net of the related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and income taxes was $40.7 million.  Excluding the impact of the adoption of SFAS 157, amounts attributable to the application of SFAS 133 to our index annuity business for the 2008 periods were significantly less than the 2007 periods due to the negative equity market performance in the 2008 periods compared to positive equity market performance in the 2007 periods.

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

We did an unlocking during the second quarter of 2008 and the impact of the unlocking was a $2.2 million decrease in the amortization of deferred sales inducements and a $4.6 million increase in amortization of deferred policy acquisition costs for a net increase in amortization of $2.4 million. The impact of unlocking is primarily due to the impact of actual surrender experience on certain older business, offset in part by increases in the estimates of projected future interest margins and reductions in the estimates of projected future policy maintenance expenses.  There was no unlocking necessary during the third or first quarters of 2008 or in the 2007 periods.

Annuity product charges (surrender charges assessed against policy withdrawals) increased 6% to $13.3 million for the third quarter of 2008 and 13% to $37.3 million for the nine months ended September 30, 2008 compared to $12.6 million and $33.0 million for the same periods in 2007.  The increases were principally due to increases in the average surrender charge collected.  The average surrender charge collected on withdrawals subject to a surrender charge was 15.4% for the third quarter of 2008 and 15.5% for the nine months ended September 30, 2008 compared to 14.1% and 14.0% for the same periods in 2007.  Withdrawals from annuity and single premium universal life policies subject to surrender charges were $86.2 million and $88.6 million for the three months ended September 30, 2008 and 2007, respectively, and $238.6 million and $233.1 million for the nine months ended September 30, 2008 and 2007, respectively.

Net investment income increased 14% to $210.0 million in the third quarter of 2008 and 15% to $607.5 million for the nine months ended September 30, 2008 compared to $183.7 million and $528.8 million for the same periods in 2007.  These increases were principally attributable to the growth in our annuity business and corresponding increases in our invested assets and the average yield earned on investments.  Average invested assets excluding derivative instruments (on an amortized cost basis) increased 13% to $13.1 billion for the nine months ended September 30, 2008 compared to $11.6 billion for the nine months ended September 30, 2007, while the average yield earned on average invested assets was 6.18% for the nine months ended September 30, 2008 compared to 6.09% for the same period in 2007.  The increase in the yield earned on average invested assets was attributable to higher yields on investments purchased subsequent to September 30, 2007.

Realized gains (losses) on investments include gains and losses on the sale of securities as well as losses recognized when the fair value of a security is written down through earnings in recognition of an other than temporary impairment.  Realized gains and losses on investments fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investment or the recognition of other than temporary impairments.  The components of realized gains (losses) on investments for the three months and nine months ended September 30, 2008 and 2007 are set forth in the table that follows.  See Financial Condition - Investments for additional discussion of write downs of the fair value of securities for other than temporary impairments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$2,228	$277	$3,371	$689
Gross realized losses	(170)	—	(283)	—
Other than temporary impairments	(15,848)	—	(36,922)	—
	(13,790)	277	(33,834)	689
Equity securities:
Gross realized gains	200	48	255	232
Other than temporary impairments	(45,384)	—	(57,833)	—
	(45,184)	48	(57,578)	232
	$(58,974)	$325	$(91,412)	$921

Change in fair value of derivatives (principally call options purchased to fund annual index credits on index annuities) is affected by the performance of the indices upon which our options are based and the aggregate cost of options purchased.  The components of change in fair value of derivatives for the three months and nine months ended September 30, 2008 and 2007 are set forth as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Call options:
Gain (loss) on option expiration or early termination	$(75,062)	$68,670	$(196,265)	$173,499
Change in unrealized loss	(8,536)	(78,403)	(117,722)	(93,352)
Interest rate swaps	(155)	(976)	(444)	(392)
	$(83,753)	$(10,709)	$(314,431)	$79,755

The differences between the change in fair value of derivatives between periods are primarily due to the performance of the indices upon which our call options are based.  A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices.  The range of index appreciation for options expiring during the three months and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
S&P 500 Index
Point-to-point strategy	0.0% - 0.0%	9.0% - 22.7%	0.0% - 2.6%	6.9% - 24.4%
Monthly average strategy	0.0% - 0.0%	8.6% - 12.9%	0.0% - 6.4%	1.2% - 14.1%
Monthly point-to-point strategy	0.0% - 0.0%	4.3% - 18.8%	0.0% - 0.0%	4.3% - 18.8%
Lehman Brothers U.S. Aggregate and U.S. Treasury indices	4.5% - 10.8%	4.2% - 6.3%	4.5% - 12.6%	2.6% - 7.2%

Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the index annuity policies (participation rates, caps and asset fees) which allow us to manage the cost of the options purchased to fund the annual index credits.  The change in fair value of derivatives is also influenced by the aggregate costs of options purchased.  The aggregate cost of options has increased primarily due to an increased amount of index annuities in force.  The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing.  The increases in market volatility experienced during 2007 resulted in increased option costs.  Costs for options purchased during the nine months ended September 30, 2008 have decreased due to adjustments to participation rates, caps and asset fees.  See Critical Accounting Policies - Derivative Instruments - Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2007.

We had unsecured counterparty exposure in connection with options purchased from affiliates of Lehman Brothers (“Lehman”) which declared bankruptcy during the third quarter of 2008.  The fair market value of unexpired options purchased from Lehman was $20.7 million at September 30, 2008 prior to taking into consideration counterparty risk.  As of September 30, 2008, we have recorded no fair value in respect to the unexpired options we own that were purchased from Lehman after taking into consideration counterparty risk.  The amount of loss that we will realize upon expiration of these options will depend on the performance of the underlying indices which the options are based upon, the amount of related index credits we will make to policyholders and the amount, if any, that we will recover from Lehman through our claim in bankruptcy proceedings.  The amount of option proceeds due on expired options which had been purchased from Lehman that we did not receive payment on for the 2008 periods was $0.2 million.

Interest credited to account balances decreased 70% to $50.4 million in the third quarter of 2008 and 66% to $154.0 million for the nine months ended September 30, 2008 compared to $165.8 million and $449.9 million for the same periods in 2007.  The components of interest credited to account balances are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Index credits on index policies	$5,047	$125,500	$29,264	$331,046
Interest credited (including changes in minimum guaranteed interest for index annuities)	45,340	40,321	124,768	118,869
	$50,387	$165,821	$154,032	$449,915

The decreases in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options.  Total proceeds received upon expiration or gains recognized upon early termination of the call options purchased to fund the annual index credits were $4.4 million and $25.6 million for the three months and nine months ended September 30, 2008, respectively, compared to $121.5 million and $324.9 million for the same periods in 2007.  The increase in interest credited for the three months ended September 30, 2008 was due to an increase in the average amount of annuity liabilities outstanding receiving a fixed rate of interest and an increase in minimum guaranteed interest for index annuities offset in part by decreases in interest crediting rates on several of our products.  The increase in interest credited for the nine months ended September 30, 2008 was due to an increase in minimum guaranteed interest for index annuities and an increase in the average amount of annuity liabilities outstanding receiving a fixed rate of interest offset in part by decreases in interest crediting rates on several of our products.  The increase in minimum guaranteed interest for index annuities is directly attributable to the weak equity market performance during the 2008 periods which resulted in the decreases in index credits.  The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 14% during the nine months ended September 30, 2008 to $13.3 billion from $11.7 billion during the same period in 2007.

Amortization of deferred sales inducements increased to $6.8 million in the third quarter of 2008 and 107% to $34.2 million for the nine months ended September 30, 2008 compared to $0.6 million and $16.5 million for the same periods in 2007.  The nine months ended September 30, 2008 include the impact of unlocking discussed above.  In general, amortization of deferred sales inducements has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium and interest bonus annuity products.  Bonus products represented 92% and 86% of our total annuity deposits during the nine months ended September 30, 2008 and 2007, respectively.  The anticipated increase in amortization from these factors has been affected by amortization associated with the application of SFAS 133 to our index annuity business and in the 2008 periods, amortization associated with net realized losses on investments.

The application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts.  The change in fair value of the embedded derivatives will not correspond to the change in fair value of derivatives (purchased call options) because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceed 10 years.  The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business increased amortization by $6.9 million in the third quarter of 2008 and $20.1 million for the nine months ended September 30, 2008 compared to decreases of $8.6 million and $9.5 million for the same periods in 2007.  The gross profit adjustments from net realized losses on investments in 2008 decreased amortization by $13.5 million in the third quarter of 2008 and $19.8 million for the nine months ended September 30, 2008.  There was no effect on amortization from net realized gains on investments for the same periods in 2007.  Excluding the amortization amounts attributable to the application of SFAS 133 and realized gains and losses on investments, amortization would have been $13.4 million and $33.9 million for the three months and nine months ended September 30, 2008, respectively, compared to $9.2 million and $26.1 million for the same periods in 2007.

Change in fair value of embedded derivatives was a decrease of $37.1 million in the third quarter of 2008 and $238.0 million for the nine months ended September 30, 2008 compared to decreases of $19.8 million and $11.5 million for the same periods in 2007.  The changes related to the embedded derivatives within our index annuities resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of call options acquired to fund these index credits discussed above in change in fair value of derivatives; (ii) changes in discount rates used in estimating our liability for policy growth; (iii) changes in estimates of expected costs of annual call options that will be purchased in the future to fund index credits beyond the next policy anniversary; and (iv) the growth in the host component of the policy liability.  See Critical Accounting Policies - Derivative Instruments - Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form

10-K for the year ended December 31, 2007.  The primary reasons for the significant decrease in the fair value of the embedded derivatives for the nine months ended September 30, 2008 were increases in the discount rates used in estimating our liability for policy growth and a decrease in our estimate of the expected future cost of annual call options.  The increase in the discount rates to reflect the non performance risk of the Company upon the adoption of SFAS 157 on January 1, 2008 as discussed above and the decrease in the estimate of future option costs decreased the fair value of the embedded derivatives for the nine months ended September 30, 2008 by $150.6 million and $51.6 million, respectively.

Interest expense on notes payable decreased 3% to $3.9 million in the third quarter of 2008 and 4% to $11.7 million for the nine months ended September 30, 2008 compared to $4.0 million and $12.2 million for the same periods in 2007.  These decreases were attributable to the retirement of $34.0 million principal amount of our 5.25% contingent convertible notes during the nine months ended September 30, 2008, offset in part by interest on borrowings under our revolving line of credit, which had a weighted average interest rate of 4.07% for the nine months ended September 30, 2008.  The line of credit borrowings were used to fund the purchase of our common stock and retire our contingent convertible notes.

Interest expense on subordinated debentures decreased 18% to $4.7 million in the third quarter of 2008 and 14% to $14.5 million for the nine months ended September 30, 2008 compared to $5.7 million and $16.9 million for the same periods in 2007.  These decreases were primarily due to decreases in the weighted average interest rates on the outstanding subordinated debentures which were 7.16% and 8.38% for the nine months ended September 30, 2008 and 2007, respectively.  The weighted average interest rates have decreased because substantially all of the subordinated debentures issued during 2004 - 2006 have a floating rate of interest based upon the three month London Interbank Offered Rate plus an applicable margin.  See Financial Condition - Liabilities in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Interest expense on amounts due under repurchase agreements decreased 43% to $2.7 million in the third quarter of 2008 and 35% to $7.7 million for the nine months ended September 30, 2008 compared to $4.8 million and $11.8 million for the same periods in 2007.  These decreases were principally due to decreases in the weighted average interest rates on amounts borrowed, offset by increases in the borrowings outstanding.  Weighted average interest rates were 2.26% for the third quarter of 2008 and 2.58% for the nine months ended September 30, 2008 compared to 5.18% and 5.35% for the same periods in 2007, and average borrowings outstanding were $472.9 million for the third quarter of 2008 and $397.3 million for the nine months ended September 30, 2008 compared to $364.0 million and $295.7 million for the same periods in 2007.

Amortization of deferred policy acquisition costs increased 114% to $19.3 million in the third quarter of 2008 and 95% to $118.6 million for the nine months ended September 30, 2008 compared to $9.0 million and $60.9 million for the same periods in 2007.  The nine months ended September 30, 2008 include the impact of unlocking discussed above.  In general, amortization of deferred policy acquisition costs has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products.  The anticipated increase in amortization from these factors has been affected by amortization associated with the application of SFAS 133 to our index annuity business and in the 2008 periods, amortization associated with net realized losses on investments.

As discussed above, the application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts.  The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business increased amortization by $5.7 million in the third quarter of 2008 and $49.9 million for the nine months ended September 30, 2008 compared to decreases of $18.8 million and $20.9 million for the same periods in 2007.  The gross profit adjustments from net realized losses on investments in 2008 decreased amortization by $19.6 million in the third quarter of 2008 and $30.3 million for the nine months ended September 30, 2008.  There was no effect on amortization from realized gains for the same periods in 2007.  Excluding the amortization amounts attributable to the application of SFAS 133 and realized gains and losses on investments, amortization for the third quarter of 2008 would have been $33.1 million and $99.0 million for the nine months ended September 30, 2008 compared to $27.7 million and $81.8 million for the same periods in 2007.

Other operating costs and expenses increased 16% to $13.5 million in the third quarter of 2008 and 3% to $38.3 million for the nine months ended September 30, 2008 compared to $11.6 million and $37.1 million for the same periods in 2007.  The increase for the third quarter of 2008 was principally attributable to increases in legal fees related to the defense of ongoing litigation of $0.9 million and increases in salaries and benefits of $0.9 million.  The increase for the nine months ended September 30, 2008 was principally attributable to increases in salaries and benefits of $2.7 million, offset by decreases in legal fees of $0.3 million, expenses associated with the creation of a document database during 2007 of $0.5 million and marketing expenses of $0.2 million.

Income tax expense increased to $28.6 million in the third quarter of 2008 and to $57.3 million for the nine months ended September 30, 2008 compared to $1.8 million and $17.8 million for the same periods in 2007.  These changes were primarily due to the establishment of a deferred tax valuation allowance related to realized losses from other than temporary impairments which increased income tax expense in the 2008 periods by $22.5 million and changes in income before income taxes.  The effective tax rate was 162.5% for the third quarter of 2008 and

57.2% for the nine months ended September 30, 2008 compared to 34.8% and 34.4% for the same periods in 2007.  The effective tax rates for 2008 were more than the applicable statutory federal income tax rate of 35% primarily due to the establishment of the deferred tax valuation allowance as discussed above.  The effective tax rates for  2007 were less than the applicable statutory federal income tax rate of 35% primarily due to state income tax benefits attributable to losses in the non-life subgroup.

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

The composition of our investment portfolio is summarized as follows:

	September 30, 2008		December 31, 2007
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$20,742	0.2%	$19,882	0.2%
United States Government sponsored agencies	7,558,024	57.7%	8,208,909	65.1%
Corporate securities, including redeemable preferred stocks	1,471,718	11.2%	1,419,129	11.2%
Mortgage and asset-backed securities	1,602,304	12.2%	716,585	5.7%
Total fixed maturity securities	10,652,788	81.3%	10,364,505	82.2%
Equity securities	111,983	0.9%	87,412	0.7%
Mortgage loans on real estate	2,280,741	17.4%	1,953,894	15.5%
Derivative instruments	50,161	0.4%	204,657	1.6%
Policy loans	437	—	427	—
	$13,096,110	100.0%	$12,610,895	100.0%

The table below presents our fixed maturity securities by National Association of Insurance Commissioners (“NAIC”) designation and the equivalent rates of the nationally recognized securities rating organizations.

		September 30, 2008		December 31, 2007
NAIC Designation	Rating Agency Equivalent	Carrying Amount	Percent	Carrying Amount	Percent
		(Dollars in thousands)
1	Aaa/Aa/A	$9,561,681	89.8%	$9,361,755	90.3%
2	Baa	942,494	8.9%	915,259	8.8%
3	Ba	95,113	0.9%	53,784	0.5%
4	B	14,523	0.1%	20,310	0.3%
5	Caa and lower	14,801	0.1%	13,397	0.1%
6	In or near default	24,176	0.2%	—	—
		$10,652,788	100.0%	$10,364,505	100.0%

At September 30, 2008 and December 31, 2007, the amortized cost and estimated fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
September 30, 2008
Fixed maturity securities, available for sale:
United States Government full faith and credit	1	$18,755	$(972)	$17,783
United States Government sponsored agencies	62	2,914,358	(53,738)	2,860,620
Corporate securities, including redeemable preferred stocks:
Finance, insurance and real estate	73	456,843	(98,802)	358,041
Manufacturing, construction and mining	49	350,273	(34,387)	315,886
Utilities and related sectors	54	303,835	(32,916)	270,919
Wholesale/retail trade	24	148,230	(12,134)	136,096
Services, media and other	40	222,119	(28,037)	194,082
Mortgage and asset-backed securities	107	1,728,834	(208,655)	1,520,179
	410	$6,143,247	$(469,641)	$5,673,606

Fixed maturity securities, held for investment:
United States Government sponsored agencies	57	$4,055,694	$(161,153)	$3,894,541
Redeemable preferred stock:
Finance, insurance and real estate	1	75,490	(26,855)	48,635
	58	$4,131,184	$(188,008)	$3,943,176

Equity securities, available for sale	31	$97,990	$(27,989)	$70,001

December 31, 2007
Fixed maturity securities, available for sale:
United States Government full faith and credit	1	$18,695	$(1,708)	$16,987
United States Government sponsored agencies	49	2,231,910	(30,090)	2,201,820
Corporate securities, including redeemable preferred stocks:
Finance, insurance and real estate	54	377,455	(36,507)	340,948
Manufacturing, construction and mining	31	207,948	(12,659)	195,289
Utilities and related sectors	32	181,665	(10,087)	171,578
Wholesale/retail trade	17	82,492	(4,018)	78,474
Services, media and other	22	115,664	(6,359)	109,305
Mortgage and asset-backed securities	40	495,284	(24,746)	470,538
	246	$3,711,113	$(126,174)	$3,584,939

Fixed maturity securities, held for investment:
United States Government sponsored agencies	78	$4,910,611	$(133,206)	$4,777,405
Redeemable preferred stock:
Finance, insurance and real estate	1	75,401	(10,138)	65,263
	79	$4,986,012	$(143,344)	$4,842,668

Equity securities, available for sale	27	$90,812	$(17,915)	$72,897

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 497 and 352 securities, respectively) have been in a continuous unrealized loss position, at September 30, 2008 and December 31, 2007:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2008
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$17,783	$(972)	$—	$—	$17,783	$(972)
United States Government sponsored agencies	2,048,290	(33,015)	812,330	(20,723)	2,860,620	(53,738)
Corporate securities, including redeemable preferred stocks:
Finance, insurance and real estate	243,300	(50,050)	114,741	(48,752)	358,041	(98,802)
Manufacturing, construction and mining	249,434	(20,838)	66,452	(13,549)	315,886	(34,387)
Utilities and related sectors	182,773	(18,036)	88,146	(14,880)	270,919	(32,916)
Wholesale/retail trade	119,257	(7,451)	16,839	(4,683)	136,096	(12,134)
Services, media and other	139,816	(14,804)	54,266	(13,233)	194,082	(28,037)
Mortgage and asset-backed securities	1,165,027	(140,679)	355,152	(67,976)	1,520,179	(208,655)
	$4,165,680	$(285,845)	$1,507,926	$(183,796)	$5,673,606	$(469,641)
Held for investment:
United States Government sponsored agencies	$2,297,874	$(71,996)	$1,596,667	$(89,157)	$3,894,541	$(161,153)
Redeemable preferred stock:
Finance, insurance and real estate	48,635	(26,855)	—	—	48,635	(26,855)
	$2,346,509	$(98,851)	$1,596,667	$(89,157)	$3,943,176	$(188,008)

Equity securities, available for sale	$38,832	$(16,119)	$31,169	$(11,870)	$70,001	$(27,989)

December 31, 2007
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$16,987	$(1,708)	$—	$—	$16,987	$(1,708)
United States Government sponsored agencies	134,683	(317)	2,067,137	(29,773)	2,201,820	(30,090)
Corporate securities, including redeemable preferred stocks:
Finance, insurance and real estate	148,988	(15,387)	191,961	(21,120)	340,949	(36,507)
Manufacturing, construction and mining	109,378	(2,877)	85,911	(9,782)	195,289	(12,659)
Utilities and related sectors	83,552	(2,642)	88,025	(7,445)	171,577	(10,087)
Wholesale/retail trade	24,027	(91)	54,447	(3,927)	78,474	(4,018)
Services, media and other	76,233	(2,149)	33,072	(4,210)	109,305	(6,359)
Mortgage and asset-backed securities	114,401	(1,336)	356,137	(23,410)	470,538	(24,746)
	$708,249	$(26,507)	$2,876,690	$(99,667)	$3,584,939	$(126,174)
Held for investment:
United States Government sponsored agencies	$—	$—	$4,777,405	$(133,206)	$4,777,405	$(133,206)
Redeemable preferred stock:
Finance, insurance and real estate	65,263	(10,138)	—	—	65,263	(10,138)
	$65,263	$(10,138)	$4,777,405	$(133,206)	$4,842,668	$(143,344)

Equity securities, available for sale	$72,897	$(17,915)	$—	$—	$72,897	$(17,915)

The following is a description of the factors causing the unrealized losses by investment category as of September 30, 2008:

United States Government full faith and credit and United States Government sponsored agencies: These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates.  The unrealized losses on these securities at September 30, 2008 are due to changes in the general level of interest rates and a widening of spreads from the date of purchase.  The recent uncertainty regarding Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) and the overall mortgage market has resulted in an increase in agency spreads compared to government securities.

Corporate securities, including redeemable preferred stocks:  The unrealized losses in these securities are due to the weakening of the economy and market illiquidity which have caused spreads to widen across all industries.

Mortgage and asset-backed securities: At September 30, 2008, we had no exposure to subprime mortgage-backed securities and limited exposure to “Alt-A” mortgage-backed securities.  All securities we own are in the highest rated tranche of the pool in which they are structured and are not subordinated to any other tranche in the pool.  Our “Alt-A” mortgage-backed securities are comprised of 32 securities with a total fair value of $494.6 million with agency ratings of Aaa, of which 87% is in Aaa super senior tranches and the remainder is in Aaa tranches.  The unrealized losses on mortgage and asset-backed securities are primarily due to changes in interest rates and spread widening.  While we do not have any exposure to subprime mortgage-backed securities, the subprime problem has caused spreads to widen across the mortgage-backed securities market.

Equity securities: The unrealized loss on equity securities, which includes exposure to REITS, investment banks and finance companies, is primarily due to the decline in the housing market, subprime mortgage problems and market illiquidity.

Where the decline in market value is attributable to changes in market interest rates and not credit quality, we do not consider these investments to be other than temporarily impaired because we have the intent and ability to hold these investments until a recovery of amortized cost, which may be maturity.  We do not consider securities to be other than temporarily impaired where the market decline is attributable to factors such as market volatility, liquidity and spread widening where we anticipate a recovery of all amounts due within a reasonable period of time and have the intent and ability to hold until recovery or maturity.

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2008 and December 31, 2007, by contractual maturity, that were in an unrealized loss position are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of our mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
September 30, 2008
Due after one year through five years	$199,404	$183,542	$—	$—
Due after five years through ten years	653,537	601,468	—	—
Due after ten years through twenty years	1,986,089	1,931,093	569,938	546,888
Due after twenty years	1,575,383	1,437,324	3,561,246	3,396,288
	4,414,413	4,153,427	4,131,184	3,943,176
Mortgage-backed and asset-backed securities	1,728,834	1,520,179	—	—
	$6,143,247	$5,673,606	$4,131,184	$3,943,176

December 31, 2007
Due after one year through five years	$293,221	$285,886	$—	$—
Due after five years through ten years	594,676	564,439	—	—
Due after ten years through twenty years	1,093,594	1,077,890	680,124	665,816
Due after twenty years	1,234,338	1,186,186	4,305,888	4,176,852
	3,215,829	3,114,401	4,986,012	4,842,668
Mortgage-backed and asset-backed securities	495,284	470,538	—	—
	$3,711,113	$3,584,939	$4,986,012	$4,842,668

At September 30, 2008 and December 31, 2007, the amortized cost and estimated fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) and equity securities that had unrealized losses greater than 20% and the number of months in an unrealized loss position greater than 20% were as follows:

	Amortized Cost	Carrying Value	Gross Unrealized Losses
	(Dollars in thousands)
September 30, 2008
Investment grade:
Less than six months	$273,420	$176,408	$(97,012)
Six months or more and less than twelve months	23,749	11,308	(12,441)
Twelve months or greater	—	—	—
Total investment grade	297,169	187,716	(109,453)
Below investment grade:
Less than six months	25,209	18,120	(7,089)
Six months or more and less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total below investment grade	25,209	18,120	(7,089)
	$322,378	$205,836	$(116,542)
December 31, 2007
Investment grade:
Less than six months	$94,463	$69,988	$(24,475)
Six months or more and less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total investment grade	94,463	69,988	(24,475)
Below investment grade:
Less than six months	39,131	28,091	(11,040)
Six months or more and less than twelve months	12,650	10,478	(2,172)
Twelve months or greater	—	—	—
Total below investment grade	51,781	38,569	(13,212)
	$146,244	$108,557	$(37,687)

At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment.  We include these securities on a list which is referred to as our watch list.  We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we have the ability and intent to hold these securities to maturity or until a market recovery is realized.  At September 30, 2008, the amortized cost and estimated fair value of securities on the watch list are as follows:

General Description	Amortized Cost	Unrealized Losses	Estimated Fair Value	Months Unrealized Losses Greater Than 20%
	(Dollars in thousands)
Corporate bonds:
Finance and insurance companies	$57,140	$(21,898)	$35,242	0 - 8
U.S. retail company	10,499	(2,905)	7,594	8
Consumer staple company	9,557	(2,256)	7,301	1
Home builder	9,916	(3,002)	6,914	1
Natural resource company	4,400	(1,067)	3,333	1
Preferred stocks:
Finance, insurance and real estate companies	181,730	(71,882)	109,848	0 - 8
Telecommunication and media companies	9,433	(3,096)	6,337	4 - 5
	$282,675	$(106,106)	$176,569

Our analysis of these securities and their credit performance at September 30, 2008 is as follows:

The decline in the finance and insurance company bonds is related to concerns over access to liquidity and weakened economic conditions related to the housing market and subprime mortgages.  We have determined that other than temporary impairments were not necessary at this time as each of these companies have strong liquidity positions.

The decline in fair value of this retail company is related to uncertainty around a recent debt-financed share repurchase combined with a weakening economy which could result in declining sales.  We have determined that an other than temporary impairment was not necessary as this company has a strong market position with a consistent history of strong operating performance and will recover in value in the near term.

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

The decline in fair value of this home builder is related to a bankruptcy filing by the company.  We recorded an other than temporary impairment during the second quarter of $2.1 million.  We have determined that an additional other than temporary impairment was not necessary as the bankruptcy process is in the early stages and the final reorganization plan will have considerable impact on the ultimate recovery and market value of the bonds.

The bonds issued by this natural resource company are secured by a letter of credit from a bank, which has been acquired by another bank.  We have determined that an other than temporary impairment was not necessary as the acquiring bank has assumed the letter of credit.

The decline in fair value of the common and preferred stocks in the finance, insurance and real estate industries is related to concerns over a weakened economy, access to capital and subprime mortgages.  We have determined that other than temporary impairments were not necessary as these companies have strong fundamentals and will recover in value in the near term.

The decline in fair value of the preferred stocks in the telecommunication and media industries is related to ineffective accounting controls and decreasing advertising revenue.  We have determined that other than temporary impairments were not necessary as these companies have strong fundamentals and will recover in value in the near term.

All of the securities on the watch list are current with respect to payments of principal and interest except for the home builder that has filed for bankruptcy.  We concluded that we have the intent and ability to hold these securities for a period of time sufficient to allow for a recovery in fair value and that there were no other than temporary impairments on these securities at September 30, 2008.

We recognized other than temporary impairments as follows:

	Three Months Ended		Nine Months Ended
General Description	Number of Securities	September 30, 2008	Number of Securities	September 30, 2008
	(Dollars in thousands)
Corporate bonds:
Finance and insurance companies	2	$6,996	5	$17,942
U.S. media company	1	3,150	1	3,150
Home builder	—	—	3	3,501
Mortgage-backed securities	—	—	2	3,249
Common & preferred stocks:
Finance, insurance and real estate companies	10	51,086	17	66,913
	13	$61,232	28	$94,755

The other than temporary impairments on corporate bonds issued by finance and insurance companies recognized by us during the third quarter of 2008 were due to an impairment recorded on a security issued by Washington Mutual of $5.9 million due to a decline in credit quality of the security following the sale of its banking assets and deposits to JP Morgan Chase and an impairment recorded on a finance company of $1.1 million due to a decline in price for a period longer than we considered temporary.  We recognized other than temporary impairments on corporate bonds issued by finance and insurance companies in the second quarter of 2008 of $5.9 million on a corporate bond issued by a reinsurance company due to exposure to subprime and Alt-A mortgage-backed securities and a decline in price for a period longer than we considered temporary and $4.8 million on a mono-line insurance company due to rating agency downgrades and severity of the decline in price persisting for a period longer than we considered temporary.

We recorded an other than temporary impairment of $3.2 million during the third quarter of 2008 on a bond in the media industry due to uncertainties in the economy and large declines in advertising revenues.

We recorded other than temporary impairments of $3.5 million during the second quarter of 2008 on three corporate bonds issued by two different companies in the home building industry due to deterioration in their operating performance, actual and potential debt restructuring and declines in the price of the securities that persisted for a period longer than we considered temporary.

We recognized other than temporary impairments of $3.2 million during the first quarter of 2008 on two mortgage-backed securities due to deterioration in value combined with expanded loss projections.

The other than temporary impairments on common and preferred stocks issued by finance, insurance and real estate companies recognized by us during the third quarter of 2008 were mainly related to impairments recorded on preferred stock issued by Freddie Mac and Fannie Mae totaling $38.7 million due to both companies being placed under conservatorship by the U.S. Government and $4.0 million on preferred stock issued by AIG due to decline in market value and credit quality following the bailout of AIG by the U.S. Government.  We also recognized other than temporary impairments during the third quarter of 2008 totaling $4.0 million on 3 preferred stocks in the real estate industry and $3.9 million on 1 preferred stock and 2 common stocks in the finance industry due to decline in price for a period longer than we considered temporary, severity of the decline and the time to recovery is expected to take an extended period of time.  During the second quarter of 2008 we recognized other than temporary impairments of $9.3 million on 4 preferred stocks and 3 common stocks in the real estate industry, $3.9 million on 3 preferred stocks in the insurance industry and $2.6 million on 1 preferred stock and 2 common stocks in the finance industry due to a decline in price for a period longer than we considered temporary, severity of the decline and the time to recovery is expected to take an extended period of time.

There were no other than temporary impairments during the nine months ended September 30, 2007.

At September 30, 2008 and December 31, 2007, we held $2.3 billion and $2.0 billion, respectively, of mortgage loans on real estate with commitments outstanding of $67.5 million at September 30, 2008.  The portfolio consists of commercial mortgage loans  collateralized by related properties and diversified as to property type, location, and loan size.  Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to reduce the risk of default.  As of September 30, 2008, there were no delinquencies or defaults in our commercial mortgage loan portfolio and no impaired loans requiring a valuation allowance.  The commercial mortgage loan portfolio is summarized by geographic region and property type as follows:

	September 30, 2008		December 31, 2007
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$521,503	22.9%	$458,418	23.5%
Middle Atlantic	162,566	7.1%	133,662	6.8%
Mountain	373,268	16.3%	310,244	15.9%
New England	44,922	2.0%	45,618	2.3%
Pacific	188,905	8.3%	141,264	7.2%
South Atlantic	410,356	18.0%	344,800	17.7%
West North Central	396,410	17.4%	356,334	18.2%
West South Central	182,811	8.0%	163,554	8.4%
	$2,280,741	100.0%	$1,953,894	100.0%

Property type distribution
Office	$641,109	28.1%	$586,109	30.0%
Medical Office	137,947	6.0%	108,667	5.6%
Retail	532,731	23.4%	438,214	22.4%
Industrial/Warehouse	543,079	23.8%	453,654	23.2%
Hotel	154,725	6.8%	115,758	5.9%
Apartment	110,368	4.8%	105,431	5.4%
Mixed use/other	160,782	7.1%	146,061	7.5%
	$2,280,741	100.0%	$1,953,894	100.0%

Liquidity

The statutory capital and surplus of our life insurance subsidiaries at September 30, 2008 was $898.2 million.  American Equity

Investment Life Insurance Company (“American Equity Life”) made surplus note interest payments to us of $3.1 million during the nine months ended September 30, 2008.  For the remainder of 2008, up to approximately $67.2 million can be distributed by American Equity Life as dividends without prior regulatory approval.  Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities.  American Equity Life had $67.2 million of statutory earned surplus at September 30, 2008.

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

Interest rate risk is our primary market risk exposure.  Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures.  Our floating rate trust preferred securities issued by Trust III, IV, VII, VIII, IX, X, XI (beginning on December 31, 2010) and XII bear interest at the three month LIBOR plus 3.50% - 4.00%.  Our outstanding balance of floating rate trust preferred securities was $144.5 million at September 30, 2008, of which $80 million had been swapped to fixed rates (see note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007).  The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities.  We have the ability to adjust crediting rates (participation rates, annual income caps or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values).  In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned.  However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

If interest rates were to increase 10% (43 basis points) from levels at September 30, 2008, we estimate that the fair value of our fixed maturity securities would decrease by approximately $387.7 million.  The impact on stockholders’ equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be an increase of $61.9 million in the accumulated other comprehensive loss and a decrease to stockholders’ equity.  The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change.  Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.  Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.  However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means.  See Financial Condition - Liquidity for Insurance Operations included in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2007.

At September 30, 2008, 72% of our fixed income securities have call features and 15% were subject to call redemption.  Another 26% will become subject to call redemption through December 31, 2008.  During the nine months ended September 30, 2008 and 2007, we received $1.5 billion and $40.5 million, respectively, in net redemption proceeds related to the exercise of such call options.  We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds.  Such reinvestment risk typically occurs in a declining rate environment.  Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on our annuity liabilities, we have the ability to reduce crediting rates (participation rates, annual income caps or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level.  At September 30, 2008, approximately 98% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies

With respect to our index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities.  These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies.  Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products.  For the nine months ended September 30, 2008 and 2007, the annual index credits to policyholders on their anniversaries were $29.3 million and $331.0 million, respectively.  Proceeds received at expiration or gains recognized upon early termination of these options were $25.6 million and $324.9 million for the nine months ended September 30, 2008 and 2007, respectively.  The difference between proceeds received at expiration or gains recognized upon early termination of these options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Based on that evaluation, the

Chief Executive Officer and Chief Financial Officer concluded that due to the identification of a material weakness in internal control over financial reporting as described below, the design and operation of our disclosure controls and procedures were not effective as of September 30, 2008 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

We determined that a material weakness in internal control over financial reporting that was identified as of December 31, 2007 existed at September 30, 2008 related to our accounting for policy benefit reserves for index annuities.  Specifically, as of September 30, 2008, our newly implemented controls to ensure the completeness and accuracy of data to calculate policy benefit reserves for index annuities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and policies to monitor the effectiveness of controls within the process for calculating policy benefit reserves for index annuities had not operated for a sufficient period of time to conclude as to their effectiveness.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims.  We are currently a defendant in several purported class action lawsuits alleging improper sales practices and similar claims as described below.  It is often not possible to determine the ultimate outcome of pending legal proceedings or to provide reasonable ranges of potential losses with any degree of certainty.  The lawsuits referred to below are in very preliminary stages and we do not have sufficient information to make an assessment of the plaintiffs’ claims for liability or damages.  The plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages, which are difficult to quantify and cannot be estimated based on the information currently available.  We do not believe that these lawsuits, including those discussed below, will have a material adverse effect on our financial position, results of operations or cash flows.  However, there can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.

We are defendant in two cases seeking class action status, including (i) Stephens v. American Equity Investment Life Insurance Company, et. al., in the San Luis Obispo Superior Court, San Francisco, California (complaint filed November 29, 2004) (the “SLO Case”) and (ii) In Re: American Equity Annuity Practices and Sales Litigation, in the United States District Court for the Central District of California, Western Division (complaint filed September 7, 2005) (the “Los Angeles Case”).  The plaintiff in the SLO Case seeks to represent a class of individuals who are California residents and who either purchased their annuity from us through a co-defendant marketing organization or who purchased one of a defined set of particular annuities issued by us.  On November 3, 2008, the court issued an order certifying the class, and also ruled that we may seek an immediate appeal of this decision to the California Court of Appeals.  We will seek such appellate review and in addition will immediately file a motion to decertify a portion of the class.  We may later seek to decertify the entire class after further discovery into the merits of the case.  We are vigorously defending the underlying allegations, which include misrepresentation, breach of contract, breach of a state law regarding unfair competition and other claims.

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds

The following table sets forth issuer purchases of equity securities for the quarter ended September 30, 2008.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 through July 31, 2008	843,500	$8.42	843,500	6,287,863
August 1, 2008 through August 31, 2008	40,000	8.73	40,000	6,247,863
September 1, 2008 through September 30, 2008	—	—	—	6,247,863
Total	883,500	$8.44	883,500

(1) Activity in this table represents the following items:

We have a Rabbi Trust, the NMO Deferred Compensation Trust, which purchases our common shares to fund the amount of shares earned by our agents under the NMO Deferred Compensation Plan.

We have a share repurchase program under which we are authorized to purchase up to 10,000,000 shares of our common stock.  As of September 30, 2008 we have repurchased 3,845,296 shares of our common stock under this program.

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

Date: November 10, 2008
AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

	By:	/s/ D.J. Noble
D.J. Noble, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wendy L. Carlson
Wendy L. Carlson, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Vice President - Controller
(Principal Accounting Officer)