Form 10-K
period 2008-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2009-03-16
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Registrant's telephone number, including area code: (515) 221-0002
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this From 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒

         Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $396,193,326 based on the closing price of $8.15 per share, the closing price of the common stock on the New York Stock Exchange on June 30, 2008.

         Shares of common stock outstanding as of February 27, 2009: 53,157,759

         Documents incorporated by reference: Portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held June 4, 2009, which will be filed within 120 days after December 31, 2008 are incorporated by reference into Part III of this report.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008

PART I.
Item 1.	Business	3
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	23
Item 2.	Properties	23
Item 3.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders	24
PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6.	Selected Consolidated Financial Data	26
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	62
Item 8.	Consolidated Financial Statements and Supplementary Data	64
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64
Item 9A.	Controls and Procedures	64
Item 9B.	Other Information	65
PART III.
	The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2008.	65
PART IV.
Item 15.	Exhibits, Financial Statement Schedules	65
SIGNATURES		66
Index to Consolidated Financial Statements and Schedules		F-1
Exhibit Index
Exhibit 12.1	Ratio of Earnings to Fixed Charges
Exhibit 21.2	Subsidiaries of American Equity Investment Life Holding Company
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Certification
Exhibit 31.2	Certification
Exhibit 32.1	Certification
Exhibit 32.2	Certification

PART I

Item 1.    Business

Introduction

        We are a leader in the development and sale of index and fixed rate annuity products. We were incorporated in the state of Iowa on December 15, 1995. We are a full service underwriter of fixed annuity and life insurance products through our wholly-owned life insurance subsidiaries, American Equity Investment Life Insurance Company ("American Equity Life") and American Equity Investment Life Insurance Company of New York. We formed a new wholly-owned life insurance company, Eagle Life Insurance Company ("Eagle Life"), on September 17, 2008. Eagle Life has not issued any insurance business. Our business consists primarily of the sale of index and fixed rate annuities and, accordingly, we have only one business segment. Our business strategy is to focus on our annuity business and earn predictable returns by managing investment spreads and investment risk. We are currently licensed to sell our products in 50 states and the District of Columbia. Throughout this report, unless otherwise specified or the context otherwise requires, all references to "American Equity", the "Company", "we", "our" and similar references are to American Equity Investment Life Holding Company and its consolidated subsidiaries.

        Investor related information, including periodic reports filed on Forms 10-K, 10-Q and 8-K and all amendments to such reports may be found on our internet website at www.american-equity.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission ("SEC"). In addition, we have available on our website our: (i) code of business conduct and ethics; (ii) audit committee charter; (iii) compensation committee charter; (iv) nominating/corporate governance committee charter and (v) corporate governance guidelines. The information incorporated herein by reference is also electronically accessible from the SEC's website at www.sec.gov.

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

        According to Advantage Group Associates, Inc., total industry sales of index annuities increased 6% to $26.8 billion in 2008 from $25.2 billion in 2007. Our wide range of index and fixed rate annuity products has enabled us to enjoy favorable growth during volatile equity and bond markets.

Strategy

        Our business strategy is to grow our annuity business and earn predictable returns by managing investment spreads and investment risk. Key elements of this strategy include the following:

    Enhance our Current Independent Agency Network.    We believe that our successful relationships with approximately 65 national marketing organizations represent a significant competitive advantage. Our objective is to improve the productivity and efficiency of our core distribution channel by focusing our marketing and recruiting efforts on those independent agents capable of selling $1 million or more of annuity premium annually. This level of production qualifies them for our Gold Eagle program which was introduced at the beginning of 2007. Gold Eagle qualifiers receive a combination of cash and equity-based incentives as motivation for producing business for us. The equity-based incentive compensation component of our Gold Eagle program is unique in our industry and distinguishes us from our competitors. Our continuing focus on relationships and efficiency will ultimately reduce our independent agents to a core group of professional annuity producers. We will also be alert to opportunities to establish relationships with national marketing organizations and agents not presently associated with us and will continue to provide all of our marketers with the highest quality service possible.

    Continue to Introduce Innovative and Competitive Products.    We intend to be at the forefront of the index and fixed rate annuity industry in developing and introducing innovative and new competitive products. We were one of the first companies to offer an index annuity offering a choice among interest crediting strategies which includes both equity and bond indices as well as a traditional fixed rate strategy. Most recently we were one of the first companies to include a lifetime income benefit rider with our index annuities. We believe that our continued focus on anticipating and being responsive to the product needs of our independent agents and policyholders will lead to increased customer loyalty, revenues and profitability.

    Use our Expertise to Achieve Targeted Spreads on Annuity Products.    We have had a successful track record in achieving the targeted spreads on our annuity products. We intend to leverage our experience and expertise in managing the investment spread during a range of interest rate environments to achieve our targeted spreads.

    Maintain our Profitability Focus and Improve Operating Efficiency.    We are committed to improving our profitability by advancing the scope and sophistication of our investment management and spread capabilities and continuously seeking out operating efficiencies within our Company. We have made substantial investments in technology improvements to our business, including the development of a password-secure website which allows our independent agents to receive proprietary sales, marketing and product materials. In addition, we have acquired and implemented software designed to enable us to operate in a completely paperless environment with respect to policy administration. Further, we have implemented competitive incentive programs for our national marketing organizations, agents and employees to stimulate performance.

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

Products

        Annuities offer our policyholders a tax-deferred means of accumulating retirement savings, as well as a reliable source of income during the payout period. When our policyholders contribute cash to annuities we account for these receipts as policy benefit reserves in the liability section of our balance sheet. The annuity deposits collected, by product type, during the three most recent fiscal years are as follows:

	Year Ended December 31,
	2008		2007		2006
	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total
	(Dollars in thousands)
Index annuities	$2,241,098	98%	$2,093,576	98%	$1,787,258	96%
Fixed rate annuities	47,908	2%	51,106	2%	82,708	4%

	$2,289,006	100%	$2,144,682	100%	$1,869,966	100%

Index Annuities

        Index annuities allow policyholders to earn index credits based on the performance of a particular index without the risk of loss of their principal. Most of these products allow policyholders to transfer funds once a year among several different crediting strategies, including one or more index based strategies and a traditional fixed rate strategy. Approximately 93%, 86% and 76% of our index annuity sales for the years ended December 31, 2008, 2007 and 2006, respectively, were "premium bonus" products. The initial annuity deposit on these policies is increased at issuance by a specified premium bonus ranging from 5% to 10%. Generally, there is a compensating adjustment in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.

        The annuity contract value is equal to the sum of premiums paid, premium bonuses and interest credited ("index credits"), which is based upon an overall limit (or "cap") or a percentage (the "participation rate") of the annual appreciation (based in certain situations on monthly averages or monthly point-to-point calculations) in a recognized index or benchmark. Caps and participation rates limit the amount of annual interest the policyholder may earn in any one contract year and may be adjusted by us annually subject to stated minimums. Caps generally range from 4% to 12% and participation rates generally range from 25% to 100%. In addition, some products have an "asset fee" ranging from 1.5% to 5%, which is deducted from annual interest to be credited. For products with asset fees, if the annual appreciation in the index does not exceed the asset fee, the policyholder's index credit is zero. The minimum guaranteed contract values are equal to 87.5% of the premium collected plus interest credited at an annual rate ranging from 2% to 3.5%.

Fixed Rate Annuities

        Fixed rate deferred annuities include annual reset and multi-year rate guaranteed products. Our annual reset fixed rate annuities have an annual interest rate (the "crediting rate") that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Our multi-year rate guaranteed annuities are similar to our annual reset products except that the initial crediting rate is guaranteed for up to a five-year period before it may be changed at our discretion. The guaranteed rate on our fixed rate deferred annuities ranges from 2.2% to 4% and the initial guaranteed rate on our multi-year rate guaranteed policies ranges from 4% to 5.25%.

        The initial crediting rate is largely a function of the interest rate we can earn on invested assets acquired with new annuity deposits and the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender assumptions, competitive industry pricing and crediting rate history for particular groups of annuity policies with similar characteristics. As of December 31, 2008, crediting rates on our outstanding fixed rate deferred annuities generally ranged from 3% to 5.25%. The average crediting rate on our outstanding fixed rate deferred annuities at December 31, 2008 was 3.41%.

        We also sell single premium immediate annuities ("SPIAs"). Our SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issue. The amounts, frequency, and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 3.47% at December 31, 2008.

Withdrawal Options—Index and Fixed Rate Annuities

        Policyholders are typically permitted penalty-free withdrawals up to 10% of the contract value in each year after the first year, subject to limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period which range from 5 to 17 years for index annuities and 3 to 15 years for fixed rate annuities from the date the policy is issued. This surrender charge initially ranges from 4.7% to 20% for index annuities and 8% to 25% for fixed rate annuities of the contract value and generally decreases by approximately one to two percentage points per year during the surrender charge period. Surrender charges are set at levels aimed at protecting us from loss on early terminations and reducing the likelihood of policyholders terminating their policies during periods of increasing interest rates. This practice lengthens the effective duration of the policy liabilities and enhances our ability to maintain profitability on such policies. The policyholder may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, or a combination of these payment options.

        Beginning in July 2007, substantially all of our index annuity policies were issued with a lifetime income benefit rider. This rider provides an additional liquidity option to policyholders who elect to receive a guaranteed lifetime income from their contract without requiring them to annuitize their contract value. The amount of the lifetime income benefit available is determined by the growth in the policy's income account value as defined in the policy and the policyholder's age at the time the policyholder elects to begin receiving lifetime income benefit payments. Lifetime income benefit payments may be stopped and restarted at the election of the policyholder.

Life Insurance

        These products include traditional ordinary and term, universal life and other interest-sensitive life insurance products. We have approximately $2.6 billion of life insurance in force as of December 31, 2008. We intend to continue offering a complete line of life insurance products for individual and group markets. Premiums related to this business accounted for 4% of revenues for the year ended December 31, 2008 and 2% of revenues for the years ended December 31, 2007 and 2006.

Investments

        Investment activities are an integral part of our business, and net investment income is a significant component of our total revenues. Profitability of many of our products is significantly affected by spreads between interest yields on investments, the cost of options to fund the annual index credits on our index annuities and rates credited on our fixed rate annuities. We manage the index-based risk component of our index annuities by purchasing call options on the applicable indices to fund the annual index credits on these annuities and by adjusting the caps, participation rates and asset fees on policy anniversary dates to reflect the change in the cost of such options which varies based on market conditions. All options are purchased to fund the index credits on our index annuities on their respective anniversary dates, and new options are purchased at each of the anniversary dates to fund the next annual index credits. All credited rates on non-multi-year rate guaranteed fixed rate deferred annuities may be changed annually, subject to minimum guarantees. Changes in caps, participation rates and asset fees on index annuities and crediting rates on fixed rate annuities may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or to maintain caps, participation rates, asset fees and crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. For the year ended December 31, 2008, the weighted average yield, computed on the average amortized cost basis of our investment portfolio, was 6.20% and the weighted average cost of our liabilities, excluding amortization of deferred sales inducements, was 3.43%.

        For additional information regarding the composition of our investment portfolio and our interest rate risk management, see Financial Condition—Investments, Quantitative and Qualitative Disclosures About Market Risk and note 3 to our audited consolidated financial statements.

Marketing

        We market our products through a variable cost brokerage distribution network of approximately 65 national marketing organizations and, through them, 45,000 independent agents as of December 31, 2008. We emphasize high quality service to our agents and policyholders along with the prompt payment of commissions to our agents. We believe this has been significant in building excellent relationships with our existing agency force.

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

        The insurance distribution system is comprised of insurance brokers and marketing organizations. We are pursuing a strategy to increase the efficiency of our distribution network by strengthening our relationships with key national and regional marketing organizations and are alert for opportunities to establish relationships with organizations not presently associated with us. These organizations typically recruit agents for us by advertising our products and our commission structure through direct mail advertising or seminars for insurance agents and brokers. These organizations bear most of the cost incurred in marketing our products. We compensate marketing organizations by paying them a percentage of the commissions earned on new annuity policy sales generated by the agents recruited by such organizations. We also conduct incentive programs for marketing organizations and agents from time to time, including equity-based programs for our leading national marketers and those agents qualifying for our Gold Eagle program. For additional information regarding our equity-based programs for our leading national marketers and independent agents, see note 10 to our audited consolidated financial statements. We generally do not enter into exclusive arrangements with these marketing organizations.

        One of our national marketing organizations accounted for more than 12% of the annuity deposits collected during 2008 and we expect this organization to continue as a marketer for American Equity Life with a focus on selling our products. The states with the largest share of direct premiums collected during 2008 were: Florida (12.8%), California (9.4%), Texas (9.2%), Illinois (6.6%) and Pennsylvania (5.6%).

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

        The sales agents for our products use the ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's annuity to market. In recent years, the market for annuities has been dominated by those insurers with the highest ratings. Following is a summary of American Equity Life's financial strength ratings:

	Financial Strength Rating	Outlook Statement
A.M. Best Company
November 2008—current	A-	Negative
August 2006—October 2008	A-	Stable
July 2002—July 2006	B++	Stable
Standard & Poor's
July 2008—current	BBB+	Negative
July 2002—June 2008	BBB+	Stable

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

        In addition to the financial strength ratings, rating agencies use an "outlook statement" to indicate a medium or long-term trend which, if continued, may lead to a rating change. A positive outlook indicates a rating may be raised and a negative outlook indicates a rating may be lowered. A stable outlook is assigned when ratings are not likely to be changed. Outlooks should not be confused with expected stability of the issuer's financial or economic performance. A rating may have a "stable" outlook to indicate that the rating is not expected to change, but a "stable" outlook does not preclude a rating agency from changing a rating at any time without notice.

        During 2008, A.M. Best and Standard & Poor's each revised its outlook for the U.S. life insurance sector to negative from stable. In January 2009, Standard & Poor's reiterated its negative outlook on the U.S. life insurance sector. We believe the rating agencies may heighten the level of scrutiny they apply to insurance companies, may increase the frequency and scope of their credit reviews, and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.

        A.M. Best Company ratings currently range from "A++" (Superior) to "F" (In Liquidation), and include 16 separate ratings categories. Within these categories, "A++" (Superior) and "A+" (Superior) are the highest, followed by "A" (Excellent) and "A-" (Excellent) then followed by "B++" (Good) and "B+" (Good). Publications of A.M. Best Company indicate that the "A-" rating is assigned to those companies that, in A.M. Best Company's opinion, have demonstrated an excellent ability to meet their ongoing obligations to policyholders.

        Standard & Poor's insurer financial strength ratings currently range from "AAA (extremely strong)" to "R (under regulatory supervision)", and include 21 separate ratings categories, while "NR" indicates that Standard & Poor's has no opinion about the insurer's financial strength. Within these categories, "AAA" and "AA" are the highest, followed by "A" and "BBB". Publications of Standard & Poor's indicate that an insurer rated "BBB" is regarded as having good financial security characteristics, but is more likely to be affected by adverse business conditions than are higher rated insurers.

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

Reinsurance

Coinsurance

        American Equity Life has entered into two coinsurance agreements with EquiTrust Life Insurance Company ("EquiTrust"), covering 70% of certain of our index and fixed rate annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003, and 20% of those contracts issued from January 1, 2004 to July 31, 2004, when the agreement was suspended by mutual consent of the parties. As a result of the suspension, new business is no longer ceded to EquiTrust. The business reinsured under these agreements is not eligible for recapture before the expiration of 10 years. Coinsurance deposits (aggregate policy benefit reserves transferred to EquiTrust under these agreements) were $1.5 billion and $1.7 billion at December 31, 2008 and 2007, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. EquiTrust has received a financial strength rating of "B+" (Good) with a negative outlook from A.M. Best Company and a financial strength rating of "A-" with a negative outlook from Standard & Poor's. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible.

Financing Arrangements

        American Equity Life has two reinsurance transactions with Hannover Life Reassurance Company of America, ("Hannover"), which are treated as reinsurance under statutory accounting practices and as financing arrangements under U.S. generally accepted accounting principles ("GAAP"). The statutory surplus benefits under these agreements are eliminated under GAAP and the associated charges are recorded as risk charges and included in other operating costs and expenses in the consolidated statements of operations. Hannover has received a financial strength rating of "A" (Excellent) with a positive outlook from A.M. Best Company. The transactions became effective October 1, 2005 (the "2005 Hannover Transaction") and December 31, 2008 (the "2008 Hannover Transaction").

        The 2008 Hannover Transaction is a coinsurance and yearly renewable term reinsurance agreement for statutory purposes and provided $29.5 million in net statutory surplus benefit during 2008. American Equity Life had entered into two other reinsurance agreements similar to the 2008 Hannover Transaction in 2002 and 2003 and recaptured one of these agreements in 2007 and the other in 2008 when the surplus benefit for each agreement had been reduced to zero. Risk charges attributable to these transactions were $0.6 million, $0.7 million and $1.2 million during 2008, 2007 and 2006, respectively.

        The 2005 Hannover Transaction is a yearly renewable term reinsurance agreement for statutory purposes on inforce business covering 40% of waived surrender charges related to penalty free withdrawals and deaths. We may recapture the risks reinsured under this agreement as of the end of any quarter beginning October 1, 2008. We pay quarterly reinsurance premiums under this agreement with an experience refund calculated on a quarterly basis resulting in a risk charge equal to approximately 6.0% of the weighted average reserve credit recorded on a statutory basis by American Equity Life. The reserve credit recorded on a statutory basis by American Equity Life at December 31, 2008 and 2007 was $59.8 million and $68.6 million, respectively. Risk charges attributable to the 2005 Hannover Transaction were $3.8 million, $4.1 million and $3.8 million during 2008, 2007 and 2006, respectively.

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

        The maximum loss retained by us on all life insurance policies we have issued was $0.1 million or less as of December 31, 2008. American Equity Life's reinsured business under indemnity reinsurance agreements is primarily ceded to two reinsurers. Reinsurance related to life and accident and health insurance that was ceded by us to these reinsurers was immaterial.

        During 2007, American Equity Life entered into reinsurance agreements with Ace Tempest Life Reinsurance Ltd and Hannover to cede to each 50% of the risk associated with our lifetime income benefit rider on certain index annuities issued in 2007. The amounts ceded under these agreements were immaterial as of and for the years ended December 31, 2008 and 2007.

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

  •
  define acceptable accounting principles for statutory reporting;

  •
  regulate the type and amount of permitted investments; and

  •
  limit the amount of dividends and surplus note payments that can be paid without obtaining regulatory approval.

        Our life subsidiaries are subject to periodic examinations by state regulatory authorities. In 2005, the Iowa Insurance Division completed an examination of American Equity Life as of December 31, 2003. Although no adjustments to our 2003 statutory financial statements were recommended or required as a result of this examination, during 2005 we revised certain statutory reserve calculations in response to the examination report. We have been notified by the Iowa Insurance Division that they will be performing an examination of American Equity Life as of December 31, 2008 but that examination has not yet begun. In 2008, the New York Insurance Department completed an examination of American Equity Investment Life Insurance Company of New York as of December 31, 2004. There were no material adjustments required as a result of this examination. The New York Insurance Department is currently conducting an examination of American Equity Life Insurance Company of New York as of December 31, 2007.

        The payment of dividends or the distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary's state of domicile's insurance department. Currently, American Equity Life may pay dividends or make other distributions without the prior approval of its state of domicile's insurance department, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's statutory net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory surplus at the preceding December 31. For 2009, up to $98.3 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Division. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had $151.2 million of statutory earned surplus at December 31, 2008.

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

        In 1998, the SEC requested comments as to whether index annuities, such as those sold by us, should be treated as securities under the federal securities laws rather than as insurance products exempted from such laws. Treatment of these products as securities would require additional registration and licensing of these products and the agents selling them, as well as cause us to seek additional marketing relationships for these products. Again in 2008, the SEC requested comments in Release No. 33-8933 regarding whether and how to apply federal securities laws to index annuities and certain other insurance contracts. In this release, the SEC proposed new Rule 151A under the Securities Act of 1933, as amended ("Rule 151A") to clarify the status under the federal securities laws of index annuities, under which payments to the purchaser are dependent on the performance of a securities index. Subsequently, on December 17, 2008, the SEC voted to approve Rule 151A and apply federal securities oversight to index annuities issued on or after January 12, 2011. Along with several other parties we have filed a petition for judicial review of this rule and are seeking to have it overturned. Our motion for expedited review of this case was granted by the court, which is scheduled to hear oral argument in the case on May 8, 2009. Should this legal challenge be unsuccessful, costs of compliance with Rule 151A will be substantial and may include, among other things: (i) the costs of registering one or more index annuities; (ii) the annual costs of printing and mailing prospectuses to policyholders; (iii) the costs of expanding the operations of our broker dealer subsidiary; (iv) the costs of establishing relationships with other broker dealers; and (v) the costs of compensating broker dealers in connection with product sales. In addition, we believe that certain of our sales agents would choose not to become licensed to sell SEC registered products, which could lead to a substantial decline in new annuity deposits unless we are successful in developing new insurance products they are permitted to and want to sell.

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

  •
  principles-based reserving;

  •
  product approvals;

  •
  agent licensing;

  •
  underwriting practices; and

  •
  insurance and annuity sales practices.

        The NAIC's RBC requirements are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. The RBC formula defines a minimum capital standard which supplements low, fixed minimum capital and surplus requirements previously implemented on a state-by-state basis. Such requirements are not designed as a ranking mechanism for adequately capitalized companies.

        The NAIC's RBC requirements provide for four levels of regulatory attention depending on the ratio of a company's total adjusted capital to its RBC. Adjusted capital is defined as the total of statutory capital, surplus, asset valuation reserve and certain other adjustments. Calculations using the NAIC formula at December 31, 2008, indicated that American Equity Life's ratio of total adjusted capital to the highest level at which regulatory action might be initiated was 347%.

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

Federal Income Tax

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

        In June 2001, the Economic Growth and Tax Relief Reconciliation Act of 2001 (the "2001 Act") was enacted. The 2001 Act implemented a staged decrease in individual tax rates that began in 2001 and was accelerated when the Jobs and Growth Tax Relief Reconciliation Act of 2003 was enacted. While the decreases in rates are temporary (the pre-2001 rates will return in 2011), the present value of the tax deferred advantage of annuities and life insurance products is less, which might hinder our ability to sell such products and/or increase the rate at which our current policyholders surrender their policies.

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

Employees

        As of December 31, 2008, we had 330 full-time employees, of which 322 are located in West Des Moines, Iowa, and 8 are located in the Pell City, Alabama office. We have experienced no work stoppages or strikes and consider our relations with our employees to be excellent. None of our employees are represented by a union.

Item 1A.    Risk Factors

The current financial crisis has resulted in unprecedented levels of market volatility and an overall deterioration in the debt and equity markets which have adversely affected us and will further adversely affect us if these conditions continue or deteriorate further in 2009.

        Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 12 months, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets. In recent months, this volatility and disruption has reached unprecedented levels. The United States has entered into a severe recession that is likely to persist well into and perhaps through and even beyond 2009. These circumstances have also exerted downward pressure on stock prices and reduced access to the equity and debt markets for certain issuers. The unprecedented market volatility and general decline in the debt and equity markets has directly and materially affected our investment portfolio. The prolonged and severe disruptions in the public debt and equity markets (including, among other things, widening of credit spreads, bankruptcies, and government intervention in a number of large financial institutions) have resulted in us recognizing significant other than temporary impairment losses, counterparty defaults on derivative instruments (call options) purchased from one of our counterparties to fund annual index credits on our index annuities and our unrealized loss position has increased substantially.

        Due to the other than temporary impairments recognized on our investments during 2008, there may be pressure on our capital position during 2009 if market conditions continue to deteriorate resulting in additional other than temporary impairments and impairments on commercial mortgage loans. This may result in us needing to raise additional capital to sustain our current business in force and new sales of our annuity products, which may be difficult under current market conditions. If capital is available, it may be at terms that are not favorable to us. If we are unable to raise adequate capital, we may be required to limit growth in sales of our annuity products.

Governmental initiatives intended to alleviate the current financial crisis that have been adopted may not be effective and, in any event, may be accompanied by other initiatives, including new capital requirements or other regulations, that could materially affect our results of operations, financial condition and liquidity in ways that we cannot predict.

        We are subject to extensive laws and regulations that are administered and enforced by a number of different regulatory authorities including state insurance regulators, the NAIC, the Securities and Exchange Commission and the New York Stock Exchange. In light of the current financial crisis, some of these authorities are or may in the future consider enhanced or new regulatory requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. All of these possibilities, if they occurred, could affect the way we conduct our business and manage our capital, and may require us to satisfy increased capital requirements, any of which in turn could materially affect our results of operations, financial condition and liquidity.

The markets in the United States and elsewhere have been experiencing unprecedented levels of market volatility and disruption. We are exposed to significant financial and capital risk, including changing interest rates, credit spreads and equity prices which may have an adverse affect on sales of our products, profitability, investment portfolio and reported book value per share.

        Future changes in interest rates, credit spreads and equity and bond indices may result in fluctuations in the income derived from our investments. These and other factors due to the current recession could have a material adverse effect on our financial condition, results of operations or cash flows.

        Our interest rate risk is related to market price and changes in cash flow. Substantial and sustained increases and decreases in market interest rates can materially and adversely affect the profitability of our products, our ability to earn predictable returns, the fair value of our investments and the reported value of stockholders' equity. A rise in interest rates, in the absence of other countervailing changes, will increase the unrealized loss position of our investment portfolio. With respect to our available for sale fixed maturity securities, such declines in value (net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements) reduce our reported stockholders' equity and book value per share. We have a portfolio of held for investment securities, which consists principally of long duration bonds issued by United States government agencies, the value of which is also sensitive to interest rate changes.

        Credit and cash flow assumption risk is the risk that issuers of securities, mortgagees on mortgage loans or other parties, including reinsurers and derivatives counterparties, default on their contractual obligations or experience adverse changes to their contractual cash flow streams. We attempt to minimize the adverse impact of this risk by monitoring portfolio diversification by asset class, creditor, industry, and by complying with investment limitations governed by state insurance laws and regulations as applicable. We also consider all relevant objective information available in estimating the cash flows related to asset-backed securities. We monitor and manage exposures to determine whether securities are impaired or loans are deemed uncollectible.

        Disintermediation risk is the risk that our policyholders may surrender all or part of their contracts in a rising interest rate environment, which may require us to sell assets in an unrealized loss position. Sustained declines in long-term interest rates may result in increased redemptions of our fixed income securities that have call features. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to or better than those of the redeemed bonds. We have a certain ability to mitigate this risk by lowering crediting rates on our products subject to certain restrictions as discussed below. At December 31, 2008, 65% of our fixed income securities have call features and are subject to redemption currently or in the near future.

        Our exposure to credit spreads is related to market price and changes in cash flows related to changes in credit spreads. The recent widening of credit spreads has contributed to the increase in the net unrealized loss position of our investment portfolio. If credit spreads continue to widen significantly, this could lead to additional other than temporary impairments. If credit spreads tighten significantly, this will reduce net investment income associated with new purchases of fixed maturity securities.

        We are subject to the risk that the issuers of our fixed maturity securities and other debt securities and borrowers on our commercial mortgages, will default on principal and interest payments, particularly if a major downturn in economic activity occurs. An increase in defaults on our fixed maturity securities and commercial mortgage loan portfolios could harm our financial strength and reduce our profitability.

        We use derivative instruments to fund the annual credits on our index annuities. We purchase derivative instruments, consisting primarily of one-year call options, from a number of counterparties.

Our policy is to acquire such options only from counterparties rated "A-"or better by a nationally recognized rating agency and the maximum credit exposure to any single counterparty is subject to concentration limits. If our counterparties fail to honor their obligations under the derivative instruments, our revenues may not be sufficient to fund the annual index credits on our index annuities. Any such failure could harm our financial strength and reduce our profitability.

        We had unsecured counterparty exposure in connection with options purchased from affiliates of Lehman Brothers ("Lehman") which declared bankruptcy during the third quarter of 2008. Our maximum remaining exposure due to the Lehman bankruptcy was $16.8 million at December 31, 2008. The amount of loss that we will realize upon expiration of these options will depend on the performance of the underlying indices upon which the options are based, the amount of related index credits we will make to policyholders and the amount, if any, that we will recover from Lehman through our claims in bankruptcy proceedings. The amount of option proceeds due on expired options purchased from Lehman that we did not receive payment on was $2.1 million.

        We may also have difficulty selling our commercial mortgage loans because they are less liquid than our publicly traded securities. As of December 31, 2008, our commercial mortgage loans represented approximately 18.3% of the value of our invested assets. If we require significant amounts of cash on short notice, we may have difficulty selling these loans at attractive prices or in a timely manner, or both.

        A key component of our net income is the investment spread. A narrowing of investment spreads may adversely affect operating results. Although we have the right to adjust interest crediting rates (cap, participation or asset fee rates for index annuities) on most products, changes to crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In general, our ability to lower crediting rates is subject to a minimum crediting rates filed with and approved by state regulators. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid the narrowing of spreads under certain market conditions. Our policy structure generally provides for resetting of policy crediting rates at least annually and imposes withdrawal penalties for withdrawals during the first 3 to 17 years a policy is in force.

        Managing the investment spread on our index annuities is more complex than it is for fixed rate annuity products. We manage the index-based risk component of our index annuities by purchasing call options on the applicable indices to fund the annual index credits on these annuities and by adjusting the caps, participation rates and asset fees on policy anniversary dates to reflect changes in the cost of such options which varies based on market conditions. The price of such options generally increases with increases in the volatility in the indices and interest rates, which may either narrow the spread or cause us to lower caps or participation rates. Thus, the volatility of the indices adds an additional degree of uncertainty to the profitability of the index products. We attempt to mitigate this risk by resetting caps, participation rates and asset fees annually on the policy anniversaries.

Our valuation of fixed maturity and equity securities may include methodologies, estimates and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

        Fixed maturity securities and equity securities are reported at fair value in our consolidated balance sheets. During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. Prices provided by independent broker quotes or independent pricing services that are used in the determination of fair value can vary significantly for a particular security. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. As such, valuations may include inputs and assumptions that are less observable or require greater judgment as well as valuation methods that require greater judgment. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported in our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

We face competition from companies that have greater financial resources, broader arrays of products, higher ratings and stronger financial performance, which may impair our ability to retain existing customers, attract new customers and maintain our profitability and financial strength.

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
  Aviva USA;

  •
  Allianz Life Insurance Company of North America;

  •
  Midland National Life Insurance Company;

  •
  ING USA Annuity & Life Insurance Company; and

  •
  North American Company for Life and Health Insurance.

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

        Our life insurance subsidiaries cede insurance to other insurance companies through reinsurance. In particular, American Equity Life has entered into two coinsurance agreements with EquiTrust covering $1.5 billion of policy benefit reserves at December 31, 2008. New business is no longer ceded to EquiTrust. EquiTrust has been assigned a financial strength rating of "B+" with a negative outlook by A.M. Best Company and a financial strength rating of "A-" with a negative outlook by Standard & Poor's. We remain liable with respect to the policy liabilities ceded to EquiTrust should it fail to meet the obligations assumed by it.

        In addition, we have entered into other types of reinsurance contracts including indemnity reinsurance and financing arrangements. Should any of these reinsurers fail to meet the obligations assumed under such contracts, we remain liable with respect to the liabilities ceded. For further information regarding our reinsurance program, see Business—Reinsurance.

We may experience volatility in net income due to accounting standards for derivatives.

        Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended, all of our derivative instruments, including certain derivative instruments embedded in other contracts, are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings. This impacts certain revenues and expenses we report for our index annuity business as follows:

  •
  We must mark to market the call options purchased to fund the annual index credits on our index annuities based upon quoted market prices from related counterparties and the associated credit worthiness of each counterparty. We record the change in fair value of these options as a component of our revenues. The change in fair value of derivatives includes the gains or losses recognized at expiration of the option term or upon early termination and changes in fair value for open positions.

  •
  Under SFAS 133, the contractual obligations for future annual index credits are treated as a "series of embedded derivatives" over the expected life of the applicable contracts. Increases or decreases in the fair value of embedded derivatives generally correspond to increases or decreases in equity market performance and changes in the interest rates used to discount the excess of the projected policy contract values over the projected minimum guaranteed contract values.

        The application of SFAS 133 in future periods to our index annuity business may cause substantial volatility in our reported net income.

If we do not manage our growth effectively, our financial performance could be adversely affected; our historical growth rates may not be indicative of our future growth.

        We have experienced rapid growth since our formation in December 1995. For the year ended December 31, 2008, our deposits from sales of new annuities were $2.3 billion. Our work force has grown from 65 employees and 4,000 independent agents as of December 31, 1997 to 330 employees and 45,000 independent agents as of December 31, 2008. We intend to continue to grow by recruiting new independent agents, increasing the productivity of our existing agents, expanding our insurance distribution network, developing new products, expanding into new product lines, and continuing to develop new incentives for our sales agents. Future growth will impose significant added responsibilities on our management, including the need to identify, recruit, maintain and integrate additional employees, including management. There can be no assurance that we will be successful in expanding our business or that our systems, procedures and controls will be adequate to support our operations as they expand. In addition, due to our rapid growth and resulting increased size, it may be necessary to expand the scope of our investing activities to asset classes in which we historically have not invested or have not had significant exposure. If we are unable to adequately manage our investments in these classes, our financial condition or operating results in the future could be less favorable than in the past. Further, we have utilized reinsurance in the past to support our growth. The future availability and cost of reinsurance is uncertain. Our failure to manage growth effectively, or our inability to recruit, maintain and integrate additional qualified employees and independent agents, could have a material adverse effect on our business, financial condition or results of operations. In addition, due to our rapid growth, our historical growth rates are not likely to accurately reflect our future growth rates or our growth potential. We cannot assure you that our future revenues will increase or that we will continue to be profitable.

We must retain and attract key employees or else we may not grow or be successful.

        We are dependent upon our executive management for the operation and development of our business. Our executive management team includes:

  •
  David J. Noble, Chairman;

  •
  Wendy L. Carlson, President and Chief Executive Officer;

  •
  John M. Matovina, Vice Chairman, Chief Financial Officer and Treasurer;

  •
  Debra J. Richardson, Executive Vice President and Secretary;

  •
  Ronald J. Grensteiner, President of American Equity Life;

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

        We distribute our annuity products through a variable cost distribution network which included over 65 national marketing organizations and 45,000 independent agents as of December 31, 2008. We must attract and retain such marketers and agents to sell our products. Insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers and agents primarily on the basis of our financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers and agents also depends upon the long-term relationships we develop with them. If we are unable to attract and retain sufficient marketers and agents to sell our products, our ability to compete and our revenues would suffer.

We may require additional capital to support our business and sustained future growth which may not be available when needed or may be available only on unfavorable terms.

        Our long-term strategic capital requirements will depend on many factors including the accumulated statutory earnings of our life insurance subsidiaries and the relationship between the statutory capital and surplus of our life insurance subsidiaries and various elements of required capital. To support long-term capital requirements, we may need to increase or maintain the statutory capital and surplus of our life insurance subsidiaries through additional financings, which could include debt, equity, financing arrangements and/or other surplus relief transactions. Adverse market conditions have affected and continue to affect the availability and cost of capital. Such financings, if available at all, may be available only on terms that are not favorable to us. If we cannot maintain adequate capital, we may be required to limit growth in sales of new annuity products, and such action could adversely affect our business, financial condition or results of operations.

Changes in state and federal regulation may affect our profitability.

        We are subject to regulation under applicable insurance statutes, including insurance holding company statutes, in the various states in which our life insurance subsidiaries transact business. Our life insurance subsidiaries are domiciled in New York and Iowa. We are currently licensed to sell our products in 50 states and the District of Columbia. Insurance regulation is intended to provide safeguards for policyholders rather than to protect shareholders of insurance companies or their holding companies.

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

        Our life insurance subsidiaries are subject to the NAIC's RBC requirements which are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Our life insurance subsidiaries also may be required, under solvency or guaranty laws of most states in which they do business, to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities for insolvent insurance companies.

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

        On December 17, 2008, the SEC voted to approve Rule 151A which would apply federal securities oversight to index annuities issued on or after January 12, 2011. Along with several other parties we have filed a petition for judicial review of this rule and are seeking to have it overturned. Our motion for expedited review of this case was granted by the court and we believe the court will issue a ruling before the end of 2009. Should this legal challenge be unsuccessful, costs of compliance with Rule 151A will be substantial and will include, among other things: (i) the costs of registering one or more index annuities; (ii) the annual costs of printing and mailing prospectuses to policyholders; (iii) the costs of expanding the operations of our broker dealer subsidiary; (iv) the costs of establishing relationships with other broker dealers; and (v) the costs of compensating broker dealers in connection with product sales. In addition, we believe a portion of our sales agents would choose not to become licensed to sell SEC registered products, which could lead to a substantial decline in new annuity deposits unless we are successful in developing new insurance products they want to sell.

Changes in federal income taxation laws, including any reduction in individual income tax rates, may affect sales of our products and profitability.

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

        The 2001 Act implemented a staged reduction in individual federal income tax rates that began in 2001. The enactment of the 2003 Act accelerated such rate reductions. While the reduction in income tax rates is temporary (pre-2001 rates will return in 2011), the present value of the tax deferred advantage of annuities and life insurance products is less, which might hinder our ability to sell such products and/or increase the rate at which our current policyholders surrender their policies.

We face risks relating to litigation, including the costs of such litigation, management distraction and the potential for damage awards, which may adversely impact our business.

        We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulatory bodies, such as state insurance departments, the SEC, the Financial Industry Regulatory Authority, Inc. ("FINRA"), the Department of Labor, and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974, as amended, and laws governing the activities of broker-dealers. Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in several purported class action lawsuits alleging improper sales practices. In these lawsuits, the plaintiffs are seeking returns of premiums and other compensatory and punitive damages. Although we do not believe that these lawsuits will have a material adverse effect on our business, financial condition or results of operations, there can be no assurance that such litigation, or any future litigation, will not have such an effect, whether financially, through distraction of our management or otherwise. For additional information, see Legal Proceedings and note 12 to our audited consolidated financial statements.

A downgrade in our credit or financial strength ratings may increase our future cost of capital and may reduce new sales, adversely affect relationships with distributors and increase policy surrenders and withdrawals.

        Currently, our senior unsecured indebtedness carries a "bbb-" rating from A.M. Best Company and a "BB+" rating from Standard & Poor's. Our ability to maintain such ratings is dependent upon the results of operations of our subsidiaries and our financial strength. If we fail to preserve the strength of our balance sheet and to maintain a capital structure that rating agencies deem suitable, it could result in a downgrade of the ratings applicable to our senior unsecured indebtedness. A downgrade would likely reduce the fair value of the common stock and may increase our future cost of capital.

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

        American Equity Life has received financial strength ratings of "A-" (Excellent) with a negative outlook from A.M. Best Company and "BBB+" with a negative outlook from Standard & Poor's. A.M. Best Company and Standard & Poor's review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant. If our ratings were to be downgraded for any reason, we could experience a material decline in the sales of our products and the persistency of our existing business. For additional information, see Business—Competition and Ratings.

Our system of internal control ensures the accuracy or completeness of our disclosures and a loss of public confidence in the quality of our internal controls or disclosures could have a negative impact on us.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires us to provide an annual report on our internal control over financial reporting, including an assessment as to whether or not our internal control over financial reporting is effective. We are also required to have our auditors opine on the effectiveness of our internal control over financial reporting. We have discovered, and may in the future discover deficiencies in our internal control that need remediation. If we determine that our remediation has been ineffective, or we identify additional material weaknesses in our internal control over financial reporting, we could be subjected to additional regulatory scrutiny, future delays in filing our financial statements and a loss of public confidence in the reliability of our financial statements, which could have a negative impact on our liquidity, access to capital markets, and financial condition.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease approximately 64,000 square feet of commercial office space in one building in West Des Moines, Iowa, for our principal offices under an operating lease that expires on December 31, 2015. We also lease approximately 6,000 square feet for our office in Pell City, Alabama, pursuant to an operating lease that expires on December 31, 2009.

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

        In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in several purported class action lawsuits alleging improper sales practices and similar claims as described below. It is often not possible to determine the ultimate outcome of pending legal proceedings or to provide reasonable ranges of potential losses with any degree of certainty. The lawsuits referred to below are in very preliminary stages and we do not have sufficient information to make an assessment of the plaintiffs' claims for liability or damages. The plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages, which are difficult to quantify and cannot be estimated based on the information currently available. We do not believe that these lawsuits, including those discussed below, will have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.

        We are a defendant in two cases seeking class action status, including (i) Stephens v. American Equity Investment Life Insurance Company, et. al., in the San Luis Obispo Superior Court,

San Francisco, California (complaint filed November 29, 2004) (the "SLO Case") and (ii) In Re: American Equity Annuity Practices and Sales Litigation, in the United States District Court for the Central District of California, Western Division (complaint filed September 7, 2005) (the "Los Angeles Case"). The plaintiff in the SLO Case seeks to represent a class of individuals who are California residents and who either purchased their annuity from us through a co-defendant marketing organization or who purchased one of a defined set of particular annuities issued by us. On November 3, 2008, the court issued an order certifying the class. We are seeking to decertify a portion of the class and may seek to decertify the entire class after further discovery into the merits of the case. We are vigorously defending the underlying allegations, which include misrepresentation, breach of contract, breach of a state law regarding unfair competition and other claims.

        The Los Angeles Case is a consolidated action involving several lawsuits filed by individuals, and the individuals are seeking class action status for a national class of purchasers of annuities issued by us. The allegations generally attack the suitability of sales of deferred annuity products to persons over the age of 65. We are vigorously defending against both class action status as well as the underlying claims, which include misrepresentation and violations of the Racketeer Influenced and Corrupt Organizations Act, among others.

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

2008	High	Low
First Quarter	$10.21	$6.82
Second Quarter	$11.63	$7.61
Third Quarter	$10.75	$7.27
Fourth Quarter	$7.75	$3.65
2007
First Quarter	$14.07	$12.17
Second Quarter	$13.97	$11.37
Third Quarter	$12.55	$9.51
Fourth Quarter	$11.25	$8.09

        As of December 31, 2008, there were approximately 7,100 holders of our common stock. In 2008 and 2007, we paid an annual cash dividend of $0.07 and $0.06, respectively, per share on our common stock. We intend to continue to pay an annual cash dividend on such shares so long as we have sufficient capital and/or future earnings to do so. However, we anticipate retaining most of our future earnings, if any, for use in our operations and the expansion of our business. Any further determination as to dividend policy will be made by our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.

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

        There were no sales of unregistered equity securities during 2008.

Issuer Purchases of Equity Securities

        There were no issuer purchases of equity securities for the quarter ended December 31, 2008.

        We have a Rabbi Trust, the NMO Deferred Compensation Trust, which purchases our common shares to fund the amount of shares earned by our agents and vested under the NMO Deferred Compensation Plan. At December 31, 2008, agents had earned 87,613 shares which had vested but had not yet been purchased and contributed to the Rabbi Trust.

        In addition, we have a share repurchase program under which we are authorized to purchase up to 10,000,000 shares of our common stock. As of December 31, 2008 we have repurchased 3,845,296 shares of our common stock under this program. We suspended the repurchase of our common stock under this program in August of 2008.

        The maximum number of shares that may yet be purchased under these plans is 6,242,317 at December 31, 2008.

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

	Year ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues
Traditional life and accident and health insurance premiums	$12,512	$12,623	$13,622	$13,578	$15,115
Annuity product charges	52,671	45,828	39,472	25,686	22,462
Net investment income	822,077	719,916	677,638	554,118	428,385
Realized gains (losses) on investments	(187,093)	(3,882)	1,345	(7,635)	943
Change in fair value of derivatives	(372,009)	(59,985)	183,783	(18,029)	28,696
Gain on retirement of debt	13,651	—	—	—	—

Total revenues	341,809	714,500	915,860	567,718	495,601
Benefits and expenses
Insurance policy benefits and change in future policy benefits	8,972	8,419	8,808	8,504	10,151
Interest credited to account balances	205,131	560,209	404,269	299,254	298,399
Amortization of deferred sales inducements	30,705	11,708	24,793	12,225	10,635
Change in fair value of embedded derivatives	(210,753)	(67,902)	151,057	31,087	(8,567)
Interest expense on notes payable	15,425	16,221	20,382	16,324	2,358
Interest expense on subordinated debentures	19,445	22,520	21,354	14,145	9,609
Interest expense on amounts due under repurchase agreements	8,207	15,926	32,931	11,280	3,148
Amortization of deferred policy acquisition costs	126,738	56,330	94,923	68,109	67,867
Other operating costs and expenses	52,633	48,230	40,418	35,896	32,520

Total benefits and expenses	256,503	671,661	798,935	496,824	426,120

Income before income taxes and minority interests	85,306	42,839	116,925	70,894	69,481
Income tax expense	64,531	13,863	41,440	25,402	40,611

Income before minority interests	20,775	28,976	75,485	45,492	28,870
Minority interest	—	—	—	2,500	(453)

Net income	$20,775	$28,976	$75,485	$42,992	$29,323

Per Share Data:
Earnings per common share	$0.39	$0.51	$1.34	$1.09	$0.77
Earnings per common share—assuming dilution	$0.39	$0.50	$1.27	$0.99	$0.71
Dividends declared per common share	$0.07	$0.06	$0.05	$0.04	$0.02

	As of and for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Consolidated Balance Sheet Data:
Total assets	$17,087,813	$16,394,372	$14,990,123	$14,042,794	$11,087,288
Policy benefit reserves	15,809,539	14,711,780	13,207,931	12,237,988	9,807,969
Notes payable	258,462	268,339	266,383	281,043	283,375
Subordinated debentures	268,209	268,330	268,489	230,658	173,576
Total stockholders' equity	492,205	611,635	595,066	519,358	305,543
Other Data:
Book value per share (a)	$9.37	$10.94	$10.60	$9.35	$7.970
Life subsidiaries' statutory capital and surplus	983,325	990,801	992,478	686,841	608,930
Life subsidiaries' statutory net gain from operations before income taxes and realized capital gains (losses)	129,046	41,473	95,217	112,498	93,640
Life subsidiaries' statutory net income (loss)	(7,073)	17,010	89,875	40,534	47,711

(a)
Book value per share is calculated as total stockholders' equity divided by the total number of shares of common stock outstanding. Shares outstanding include shares held by rabbi trusts and exclude unallocated shares held by our employee stock ownership plan—see note 10 to our audited consolidated financial statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's discussion and analysis reviews our consolidated financial position at December 31, 2008 and 2007, and our consolidated results of operations for the three years in the period ended December 31, 2008, and where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with our audited consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this report.

Cautionary Statement Regarding Forward-Looking Information

        All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission ("SEC"), press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend", and other similar expressions, constitute forward-looking statements. We caution that these statements may and often do vary from actual results and the differences between these statements and actual results can be material. Accordingly, we cannot assure you that actual results will not differ materially from those expressed or implied by the forward-looking statements. Factors that could contribute to these differences include, among other things:

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

        For a detailed discussion of these and other factors that might affect our performance, see Item 1A of this report.

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

        Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread". Our investment spread is summarized as follows:

	Year Ended December 31,
	2008	2007	2006
Average yield on invested assets	6.20%	6.11%	6.14%
Cost of money:
Aggregate	3.43%	3.50%	3.41%
Cost of money for index annuities	3.43%	3.51%	3.28%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.26%	3.28%	3.25%
Multi-year rate guaranteed	3.88%	4.14%	4.81%
Investment spread:
Aggregate	2.77%	2.61%	2.73%
Index annuities	2.77%	2.60%	2.86%
Fixed rate annuities:
Annually adjustable	2.94%	2.83%	2.89%
Multi-year rate guaranteed	2.32%	1.97%	1.33%

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

        Our profitability depends in large part upon the amount of assets under our management, investment spreads we earn on our policyholder account balances, our ability to manage our investment portfolio to maximize returns and minimize risks such as interest rate changes and defaults or impairment of assets, our ability to manage interest rates credited to policyholders and costs of the options purchased to fund the annual index credits on our index annuities, our ability to manage the costs of acquiring new business (principally commissions to agents and first year bonuses credited to policyholders) and our ability to manage our operating expenses.

Critical Accounting Policies

        The increasing complexity of the business environment and applicable authoritative accounting guidance require us to closely monitor our accounting policies. We have identified five critical accounting policies that are complex and require significant judgment. The following summary of our critical accounting policies is intended to enhance your ability to assess our financial condition and results of operations and the potential volatility due to changes in estimates.

Valuation of Investments

        Our fixed maturity securities (bonds and redeemable preferred stocks maturing more than one year after issuance) and equity securities (common and non-redeemable preferred stocks) classified as available for sale are reported at fair value. Unrealized gains and losses, if any, on these securities are included directly in stockholders' equity as a component of Accumulated Other Comprehensive Loss, net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements. Unrealized gains and losses represent the difference between the cost (book) basis and the estimated fair value of these investments. We use significant judgment within the process used to determine fair value of these investments.

        Effective January 1, 2008, we adopted Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. Three levels of fair value hierarchy were established by SFAS 157 to set priority for use of inputs in determining fair value. The highest level inputs (Level 1) are quoted prices in active markets for identical assets. Level 2 inputs are observable market data other than Level 1 inputs such as quoted prices for similar assets, quoted prices for identical or similar assets in markets that are not active and inputs other than quoted prices (interest rates, yield curves, etc.). Level 3 inputs are our own assumptions about what a market participant would use in determining fair value such as estimated future cash flows and replacement costs.

        The following table presents the fair value of fixed maturity and equity securities, available for sale, by pricing source and SFAS 157 hierarchy level as of December 31, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Priced via third party pricing services	$169,499	$1,839,770	$—	$2,009,269
Priced via independent broker quotations	2,733	4,633,011	—	4,635,744
Priced via matrices	—	51,199	—	51,199
Priced via other methods	—	12,304	20,082	32,386

	$172,232	$6,536,284	$20,082	$6,728,598

% of Total	2.6%	97.1%	0.3%	100.0%

        Management's assessment of all available data when determining fair value of our investments is necessary to appropriately apply SFAS 157. The first step in our process of determining fair value of our investments is obtaining quotes for each individual investment from an independent broker. These quotes are non-binding, but they are determined based on observable market data. The process that the independent broker uses for determining fair value begins with obtaining prices from an independent pricing service. The broker then evaluates other observable market data to determine if that price should be modified for facts and circumstances that may have not been considered by the pricing service. Inputs used by both the broker and the pricing service include market information, such as yield data, and other factors relating to instruments or securities with similar characteristics.

        If there is sufficient trading volumes and the market in which the investment is traded is determined to be active, the independent broker determines the price to be the value at which trades were initiated at the financial reporting date. If there were an insufficient number of trades to determine a price based on actual trades, then the independent broker will utilize the pricing service's price as well as available market information, to determine a fair value price. For those securities that the pricing service does not provide a price, the independent broker will use a pricing matrix, as well as other known market data, to determine a fair value price.

        We review the prices received from the independent broker to ensure that the prices represent a reasonable estimate of fair value. This process involves quantitative and qualitative analysis and is overseen by our investment department. This review process includes, but is not limited to, initial and on-going review of methodologies used by the independent broker, review of pricing statistics and trends, back testing recent trades, comparing prices to those obtained from other third party pricing services, reviewing cash flow activity in the subsequent period, monitoring credit rating upgrades and downgrades and monitoring of trading volumes. Most all of the information used by the pricing service and the independent broker can be corroborated by our procedures of investigating market data and tying that data to the facts utilized by the broker.

Evaluation of Other Than Temporary Impairments

        The evaluation of investments for other than temporary impairments involves significant judgment and estimates by management. The carrying amount of each of our investments is reviewed on an ongoing basis for changes in market interest rates and credit deterioration. If this review indicates a decline in fair value below cost or amortized cost that is other than temporary, our carrying amount in the investment is reduced to its fair value and a specific write down is taken. Such reductions in carrying amount are recognized as realized losses and charged to earnings. The fair value of the other than temporarily impaired investment becomes its new cost basis. For fixed maturities, we accrete the new cost basis to the estimated future cash flows over the expected remaining life of the security by adjusting the security's yield.

        Our periodic assessment of our ability to recover the amortized cost basis of investments that have materially lower estimated fair values requires a high degree of management judgment and involves uncertainty. The evaluation of securities for impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in fair value of investments should be recognized in current period earnings. Factors considered in evaluating whether a decline in value is other than temporary include:

  •
  the length of time and the extent to which the fair value has been less than cost;

  •
  whether the issuer is current on all payments and all contractual payments have been made as agreed;

  •
  the remaining payment terms and the financial condition and near-term prospects of the issuer;

  •
  the lack of ability to refinance due to liquidity problems in the credit market;

  •
  the fair value of any underlying collateral;

  •
  the existence of any credit protection available;

  •
  our intent and ability to retain the investment for a period of time sufficient to allow for recovery;

  •
  consideration of rating agency actions;

  •
  changes in estimated cash flows of asset-backed and mortgage-backed securities; and

  •
  our assessment in the case of equity securities including perpetual preferred stocks that the security cannot recover to cost in a reasonable period of time.

        In addition, where our intent was to retain the investment to allow for recovery, but our intent changes due to changes or events that could not have been reasonably anticipated, an other than temporary impairment charge is recognized. Once an impairment charge has been recorded, we then continue to review the other than temporarily impaired securities for appropriate valuation on an ongoing basis. Unrealized losses may be recognized in future periods through a charge to earnings, should we later conclude that the decline in fair value below amortized cost is other than temporary pursuant to our accounting policy described above. The use of different methodologies and assumptions to determine the fair value of investments and the timing and amount of impairments may have a material effect on the amounts presented in our consolidated financial statements.

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

        Fair value changes associated with the call options are reported as an increase or decrease in revenues in our consolidated statements of operations in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). Under SFAS 133, all of our derivative instruments associated with our index products, including certain derivative instruments embedded in the index annuity contracts, are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings. This impacts certain revenues and expenses we report for our index business as follows:

  •
  We must mark to market the call options purchased to fund the annual index credits on our index annuities based upon quoted market prices from related counterparties and the associated credit worthiness of each counterparty. We record the change in fair value of these options as a component of our revenues. The change in fair value of derivatives includes the gains or losses recognized at the expiration of the option term or upon early termination and the changes in fair value for open positions.

  •
  Under SFAS 133, the contractual obligations for future annual index credits are treated as a "series of embedded derivatives" over the expected life of the applicable contracts. Policy liabilities for index annuities are equal to the sum of the "host" (or guaranteed) component and the embedded derivative component for each index annuity policy. The host value is established at inception of the contract and accreted over the policy's life at a constant rate of interest. We estimate the fair value of the embedded derivative component at each valuation date by (i) projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and (ii) discounting the excess of the projected contract value amounts at the applicable risk free interest rates adjusted for non-performance risk related to those liabilities. The projections of policy contract values are based on our best estimate assumptions for future policy growth and future policy decrements. Our best estimate assumptions for future policy growth include assumptions for the expected index credit on the next policy anniversary date which are derived from the fair values of the underlying call options purchased to fund such index credits and the expected costs of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary. The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as were used to project policy contract values. Increases or decreases in the fair value of embedded derivatives generally correspond to increases or decreases in the fair values of the call options purchased to fund the annual index credits and changes in the interest rates used to discount the excess of the projected policy contract values over the projected minimum guaranteed contract values. The amounts reported in the consolidated statements of operations as "Interest credited to account balances" represent amounts credited to policy liabilities pursuant to SFAS 97 which include index credits through the most recent policy anniversary. The amounts reported in the consolidated statements of operations as "Changes in fair value of embedded derivatives" equal the change in the difference between policy benefit reserves for index annuities under SFAS 133 and SFAS 97 at each balance sheet date.

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

        If the discount rates used to discount the excess projected contract values at December 31, 2008 were to increase by 100 basis points, our reserves for index annuities would decrease by $59.8 million and there would be a corresponding decrease of $39.2 million to our combined balance for deferred policy acquisition costs and deferred sales inducements. Correspondingly, a decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase our reserves for index annuities by $66.1 million and increase our combined balance for deferred policy acquisition costs and deferred sales inducements by $30.5 million.

Deferred Policy Acquisition Costs and Deferred Sales Inducements

        Costs relating to the production of new business are not expensed when incurred but instead are capitalized as deferred policy acquisition costs or deferred sales inducements. Only costs which are expected to be recovered from future policy revenues and gross profits may be deferred. Deferred policy acquisition costs and deferred sales inducements are subject to loss recognition testing on a quarterly basis or when an event occurs that may warrant loss recognition. Deferred policy acquisition costs consist principally of commissions and certain costs of policy issuance. Deferred sales inducements consist of first-year premium and interest bonuses credited to policyholder account balances.

        For annuity products, these costs are being amortized generally in proportion to expected gross profits from interest margins and, to a lesser extent, from surrender charges. Current and future period gross profits/margins for index annuities also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. Current period amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. Our estimates of future gross profits/margins are based on actuarial assumptions related to the underlying policies terms, lives of the policies, yield on investments supporting the liabilities and level of expenses necessary to maintain the polices over their entire lives. Revisions are made based on historical results and our best estimates of future experience.

        The impact of unlocking during 2008 was a $1.3 million increase in the amortization of deferred sales inducements and a $14.6 million increase in amortization of deferred policy acquisition costs. The impact of unlocking during 2008 was primarily due to actual index credits to policies being lower than what was estimated due to the lack of performance of the indices upon which the index credits are based. There were no changes in our estimated future gross profits in 2007 that resulted in adjustments to the combined balance of deferred policy acquisition costs and deferred sales inducements. The impact of unlocking during 2006 was a $0.6 million decrease in amortization of deferred sales inducements and a $0.3 million increase in amortization of deferred policy acquisition costs. The impact of unlocking during 2006 was primarily due to the impact of actual surrender experience on certain older business, offset in part by increases in the estimates of projected future interest margins and reductions in the estimates of projected future policy maintenance expenses.

        If estimated gross profits for all future years on business in force at December 31, 2008 were to increase by a reasonably likely amount of 10%, our combined balance for deferred policy acquisition costs and deferred sales inducements at December 31, 2008 would increase by $41.8 million. Correspondingly, a reasonably likely 10% decrease in estimated gross profits for all future years would result in a $46.6 million decrease in the combined December 31, 2008 balances.

Deferred Income Taxes

        We account for income taxes using the liability method. This method provides for the tax effects of transactions reported in the consolidated financial statements for both taxes currently due and deferred. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. A temporary difference is a transaction, or amount of a transaction, that is recognized currently for financial reporting purposes but will not be recognized for tax purposes until a future tax period, or is recognized currently for tax purposes but will not be recognized for financial reporting purposes until a future reporting period. Deferred income taxes are measured by applying enacted tax rates for the years in which the temporary differences are expected to be recovered or settled to the amount of each temporary difference.

        The realization of deferred income tax assets is primarily based upon management's estimates of future taxable income. Valuation allowances are established when management estimates, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

  •
  future taxable income of the necessary character exclusive of reversing temporary differences and carryforwards;

  •
  future reversals of existing taxable temporary differences;

  •
  taxable income in prior carryback years; and

  •
  tax planning strategies.

        Actual realization of deferred income tax assets and liabilities may materially differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances.

        The realization of deferred income tax assets related to unrealized losses on our available for sale fixed maturity securities is also based upon our intent to hold these securities for a period of time sufficient to allow for a recovery in fair value and not realize the unrealized loss. During 2008, we established a valuation allowance of $34.5 million and a corresponding increase in tax expense in connection with deferred income tax assets related to realized losses from other than temporary impairments and capital loss carryforwards.

Results of Operations for the Three Years Ended December 31, 2008

        Annuity deposits by product type collected during 2008, 2007 and 2006, were as follows:

	Year Ended December 31,
Product Type	2008	2007	2006
	(Dollars in thousands)
Index Annuities:
Index Strategies	$1,303,871	$1,578,347	$1,160,467
Fixed Strategy	937,227	515,229	626,791

	2,241,098	2,093,576	1,787,258
Fixed Rate Annuities:
Single-Year Rate Guaranteed	28,930	45,948	76,164
Multi-Year Rate Guaranteed	18,978	5,158	6,544

	47,908	51,106	82,708

Total before coinsurance ceded	2,289,006	2,144,682	1,869,966
Coinsurance ceded	1,310	1,779	2,859

Net after coinsurance ceded	$2,287,696	$2,142,903	$1,867,107

        Net annuity deposits after coinsurance increased 7% during 2008 compared to 2007, and 15% during 2007 compared to 2006. We attribute the increase in 2008 to several factors, including our continued strong relationships with our national marketing organizations and field force of licensed, independent insurance agents, the increased attractiveness of safe money products in volatile markets, declining interest rates on competing products such as bank certificates of deposit, and product enhancements including a new generation of guaranteed income withdrawal benefit riders. We attribute the increase in 2007 to the reinstatement of our A.M. Best Company financial strength rating to A- (Excellent) from B++ (Very Good) on August 3, 2006, certain product initiatives and agent incentives introduced in 2007 and more rational pricing from certain competitors.

        Net income decreased 28% to $20.8 million in 2008 and 62% to $29.0 million in 2007, from $75.5 million in 2006. Net income for 2008 includes the impact of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157") as discussed below.

        Net income has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. Average annuity account values outstanding increased 13% for the year ended December 31, 2008 compared to 2007 and 12% for the year ended December 31, 2007 compared to 2006. Our investment spread measured on a percentage basis was 2.77%, 2.61% and 2.73% for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in investment spread for 2008 compared to 2007 resulted from a higher investment yield earned on average assets due to higher yields on investments purchased subsequent to 2007 and a lower aggregate cost of money on our index annuities. The lower cost of money for index annuities during 2008 was due to adjustments we made throughout 2007 to caps, participation rates and asset fees to manage the cost of options purchased to fund the annual index credits. The decrease in investment spread for 2007 compared to 2006 was due to a higher average cost of money for index annuities. The higher cost of money for index annuities during 2007 was due to increases in the cost of options purchased to fund the index credits on our index annuities which was attributable to increased equity market volatility throughout 2007.

        The comparability of the net income amounts is significantly impacted by realized gains (losses) on investments, the impact of the application of SFAS 133 to our index annuity business and contingent convertible senior notes and gain on retirement of debt. We estimate that these items increased (decreased) net income as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Realized gains (losses) on investments	$(92,524)	$(1,688)	$427
Application of SFAS 133 to index annuity business	31,125	(32,727)	(4,352)
Application of SFAS 133 to contingent convertible senior notes	(609)	(624)	6,076
Gain on retirement of debt	7,986	—	—

        Realized gains and losses on investments fluctuate from year to year based upon changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other than temporary impairments. We recognized significant other than temporary impairments on fixed income and equity securities during 2008. The amounts disclosed above are net of the related reductions in amortization of deferred sales inducements and deferred policy acquisition costs and income taxes. Income tax benefits related to realized gains (losses) on investments have been reduced by $34.5 million in 2008 for the establishment of a deferred tax valuation allowance related to the other than temporary impairments and capital loss carryforwards.

        Amounts attributable to the application of SFAS 133 to our index annuity business fluctuate based upon changes in the fair values of call options purchased to fund the annual index credits for index annuities and changes in the interest rates used to discount the embedded derivative liability. The significant increase in the impact from this item for 2008 is primarily attributable to the adoption of SFAS 157 which requires that the discount rates used in the calculation of the fair value of embedded derivatives for index annuities include non performance risk related to those liabilities. Prior to the adoption of SFAS 157, the discount rates used were risk-free interest rates. SFAS 157 was adopted prospectively on January 1, 2008, and the changes in the discount rates resulted in a decrease in policy benefit reserves on January 1, 2008 of $150.6 million. The net income impact of this decrease in reserves net of the related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and income taxes was $40.7 million. Excluding the impact of the adoption of SFAS 157, amounts attributable to the application of SFAS 133 to our index annuity business for the year ended December 31, 2008 were significantly less than 2007 due to the negative equity market performance in 2008 compared to a stronger equity market performance in 2007. The significant increase in the impact from this item for 2007 compared to 2006 is attributable to the overall decline in the equity markets during 2007 and declines in the risk-free interest rates used to discount the embedded derivative liability.

        Changes in the amounts attributable to the application of SFAS 133 to our contingent convertible senior notes are discussed below under change in fair value of embedded derivatives and interest expense on notes payable.

        Annuity product charges (surrender charges assessed against policy withdrawals) increased 15% to $52.7 million in 2008, and 16% to $45.8 million in 2007, from $39.5 million in 2006. The increase in 2008 was principally due to an increase in the average surrender charge collected. The increase in 2007 was principally due to an increase in policy withdrawals subject to surrender charges due to growth in the volume and aging of the business in force. Withdrawals from annuity and single premium universal life policies subject to surrender charges were $337.5 million, $325.5 million and $270.3 million for 2008, 2007 and 2006, respectively. The average surrender charge collected on withdrawals subject to a surrender charge was 15.5%, 14.0% and 14.5% for 2008, 2007 and 2006, respectively.

        Net investment income increased 14% to $822.1 million in 2008 and 6% to $719.9 million in 2007 from $677.6 million in 2006. These increases were principally attributable to the growth in our annuity business and corresponding increases in our invested assets and the average yield earned on investments. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 6% to $13.2 billion at December 31, 2008 and 13% to $12.5 billion at December 31, 2007 compared to $11.1 billion at December 31, 2006, while the average yield earned on average invested assets was 6.20%, 6.11% and 6.14% for 2008, 2007 and 2006, respectively. The increase in the yield earned on average invested assets for 2008 was attributable to higher yields on investments purchases subsequent to September 30, 2007. The decline in the yield earned on average invested assets for 2007 was attributable to an overall decline in yield on the mix of assets owned in the respective periods. See Quantitative and Qualitative Disclosures About Market Risk.

        Realized gains (losses) on investments include gains and losses on the sale of securities as well as losses recognized when the fair value of a security is written down through earnings in recognition of an other than temporary impairment. Realized gains and losses on investments fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other than temporary impairments. The components of realized gains (losses) on investments for the years ended December 31, 2008, 2007 and 2006 are set forth in the table that follows. See Financial Condition—Investments for additional discussion of write downs of the fair values of securities for other than temporary impairments.

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$5,852	$931	$4,628
Gross realized losses	(589)	(88)	(3,054)
Other than temporary impairments	(123,131)	(3,948)	(1,337)

	(117,868)	(3,105)	237
Equity securities:
Gross realized gains	292	232	1,208
Gross realized losses	—	(574)	(100)
Other than temporary impairments	(69,517)	(435)	—

	(69,225)	(777)	1,108

	$(187,093)	$(3,882)	$1,345

        Change in fair value of derivatives (principally call options purchased to fund annual index credits on index annuities) is affected by the performance of the indices upon which our options are based and the aggregate cost of options purchased. The components of change in fair value of derivatives are as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration or early termination	$(270,361)	$183,488	$61,846
Change in unrealized gain/loss	(100,453)	(242,199)	121,833
Interest rate swaps	(1,195)	(1,274)	104

	$(372,009)	$(59,985)	$183,783

        The differences between the change in fair value of derivatives between years are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation for options expiring during the years ended December 31, 2008, 2007 and 2006 is as follows:

Year Ended December 31,
	2008	2007	2006
S&P 500 Index
Point-to-point strategy	0.0% – 2.6%	6.9% – 24.4%	1.4% – 16.0%
Monthly average strategy	0.0% – 6.4%	1.2% – 14.1%	1.1% – 9.1%
Monthly point-to-point strategy	0.0% – 0.0%	0.0% – 18.8%	0.0% – 12.7%
Lehman Brothers U.S. Aggregate and U.S. Treasury indices	0.3% – 7.0%	2.6% – 8.8%	0.0% – 5.9%

        Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the index annuity policies (caps, participation rates, and asset fees) which allow us to manage the cost of the options purchased to fund the annual index credits. The change in fair value of derivatives is also influenced by the aggregate costs of options purchased. The aggregate cost of options has increased primarily due to an increased amount of index annuities in force. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. Costs for options purchased during the year ended December 31, 2008 decreased compared to 2007 due to adjustments to caps, participation rates, and asset fees. During the year ended December 31, 2007, the cost of options increased compared to 2006 due to market volatility. See Critical Accounting Policies—Derivative Instruments—Index Products.

        We had unsecured counterparty exposure in connection with options purchased from affiliates of Lehman Brothers ("Lehman") which declared bankruptcy during the third quarter of 2008. Our maximum remaining exposure due to the Lehman bankruptcy was $16.8 million at December 31, 2008. As of December 31, 2008, we have recorded no fair value in respect to the unexpired options we own that were purchased from Lehman after taking into consideration counterparty risk. The amount of loss that we will realize upon expiration of these options will depend on the performance of the underlying indices upon which the options are based, the amount of related index credits we will make to policyholders and the amount, if any, that we will recover from Lehman through our claim in bankruptcy proceedings. The amount of option proceeds due on expired options purchased from Lehman that we did not receive payment on for 2008 was $2.1 million.

        Gain on retirement of debt of $13.7 million in 2008 resulted from the purchase of $78.1 million of principal amount of our convertible senior notes at a discount. See Financial Condition—Liabilities for a description of our convertible senior notes.

        Interest credited to account balances decreased 63% to $205.1 million in 2008 and increased 39% to $560.2 million in 2007 from $404.3 million in 2006. The components of interest credited to account balances are summarized as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Index credits on index policies	$33,337	$403,416	$219,586
Interest credited (including changes in minimum guaranteed interest for index annuities)	171,794	156,793	184,683

	$205,131	$560,209	$404,269

        The changes in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration or gains recognized upon early termination of the call options purchased to fund the annual index credits were $26.2 million, $392.1 million and $214.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in interest credited for 2008 was due to an increase in minimum guaranteed interest for index annuities and an increase in the average amount of annuity liabilities outstanding receiving a fixed rate of interest offset in part by decreases in interest crediting rates on several of our products and an immaterial correction to single premium annuity reserves in the fourth quarter of 2008 which reduced interest credited by $2.2 million. The increase in minimum guaranteed interest for index annuities is directly attributable to the weak equity market performance during 2008 which resulted in the decreases in index credits. The decrease in interest credited for 2007 was due to a decrease in the average amount of annuity liabilities outstanding receiving a fixed rate of interest and decreases in interest crediting rates on several of our products. A significant factor in the reductions in interest credited on fixed rate annuities in 2007 was the reduced interest on multi-year rate guarantee annuities. A significant amount of these annuities were sold in 2001 with an initial rate guaranteed for the first five policy years. We experienced surrenders of these policies upon expiration of this initial guaranteed interest during 2006 and reduced the crediting rates on those policies that remained in force. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 13% to $13.5 billion in 2008 and 12% to $11.9 billion in 2007 from $10.6 billion in 2006.

        Amortization of deferred sales inducements increased 162% to $30.7 million in 2008 and decreased 53% to $11.7 million in 2007 from $24.8 million in 2006. Amortization of deferred sales inducements was increased by $1.3 million in 2008 and decreased by $0.6 million during 2006 due to the impact of unlocking discussed above. In general, amortization of deferred sales inducements has been increasing each year due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium and interest bonus annuity products. Bonus products represented 92%, 86% and 77% of our total annuity deposits during 2008, 2007 and 2006, respectively. The anticipated increase in amortization from these factors has been affected by amortization associated with the application of SFAS 133 to our index annuity business and amortization associated with net realized losses on investments.

        The application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options) because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceed 10 years. The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business increased amortization by $13.9 million, and decreased amortization by $23.4 million and $2.9 million in 2008, 2007 and 2006, respectively. The gross profit adjustments from net realized gains and losses on investments decreased amortization by $35.6 million and $0.3 million in 2008 and 2007, respectively, and increased amortization by $0.2 million in 2006. Excluding the amortization amounts attributable to the application of SFAS 133 and realized gains and losses on investments, amortization would have been $52.4 million, $35.4 million and $27.5 million for 2008, 2007 and 2006, respectively. See Critical Accounting Policies—Deferred Policy Acquisition Costs and Deferred Sales Inducements.

        Change in fair value of embedded derivatives was a decrease of $210.8 million during 2008 compared to a decrease of $67.9 million in 2007 and an increase of $151.1 million in 2006. The components of change in fair value of derivatives are summarized as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Index annuities	$(210,753)	$(67,902)	$166,285
Contingent convertible senior notes	—	—	(15,228)

	$(210,753)	$(67,902)	$151,057

        The changes related to the embedded derivatives within our index annuities resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund these index credits discussed above in change in fair value of derivatives; (ii) changes in discount rates used in estimating our liability for policy growth; (iii) changes in estimates of expected costs of annual call options that will be purchased in the future to fund index credits beyond the next policy anniversary; and (iv) the growth in the host component of the policy liability. See Critical Accounting Policies—Derivative Instruments—Index Products. The primary reasons for the significant decrease in the fair value of embedded derivatives for 2008 were increases in the discount rates used in estimating our liability for policy growth and a decrease in our estimate of the expected future cost of annual call options. The increase in the discount rates to reflect the non performance risk of the Company upon the adoption of SFAS 157 on January 1, 2008 as discussed above decreased the fair value of embedded derivatives for 2008 by $150.6 million and the decrease in the estimate of future option costs decreased the fair value of the embedded derivatives for 2008 by $51.6 million.

        The conversion option embedded within our contingent convertible senior notes was required to be bifurcated and recorded at fair value in accordance with SFAS 133 beginning December 15, 2005 due to an insufficient number of authorized shares. See notes 1 and 7 to our audited consolidated financial statements. Effective June 8, 2006, the conversion option was no longer required to be bifurcated and recorded at fair value upon shareholder approval of an increase of authorized shares. The change in the fair value of the conversion option embedded within these notes for the year ended December 31, 2006 coincides with the changes in the per share price of our common stock during the period of time during 2006 that the conversion option was required to be bifurcated.

        Interest expense on notes payable decreased 5% to $15.4 million in 2008 and 20% to $16.2 million in 2007 from $20.4 million in 2006. The decrease in 2008 was attributable to our purchase of $78.1 million principal amount of our 5.25% contingent convertible notes during 2008, offset in part by interest on borrowings under our revolving line of credit, which had a weighted average interest rate of 4.14% for the year ended December 31, 2008. The line of credit borrowings were used to fund the purchase of our common stock and our contingent convertible notes. The decrease in 2007 was primarily due to a decrease in the amortization of the discount on our contingent convertible notes to $1.1 million from $4.7 million in 2006. This discount was created in the fourth quarter of 2005 when the conversion option embedded in our contingent convertible senior notes was bifurcated from the host instrument, and adjusted when the derivative was unbifurcated from the host instrument on June 8, 2006. See note 8 to our audited consolidated financial statements.

        Interest expense on subordinated debentures decreased 14% to $19.4 million in 2008 and increased 5% to $22.5 million in 2007 from $21.4 million in 2006. The decrease for 2008 was primarily due to decreases in the weighted average interest rates on the outstanding subordinated debentures. The increase for 2007 was primarily due to the issuance of additional subordinated debentures of $41.2 million during 2006, offset by decreases in the weighted average interest rates on the outstanding subordinated debentures. The weighted average interest rate on the outstanding subordinated debentures were 7.15%, 8.32% and 8.35% for 2008, 2007 and 2006, respectively. The weighted average interest rates have decreased because substantially all of the subordinated debentures issued during 2004 - 2006 have a floating rate of interest based upon the three month London Interbank Offered Rate plus an applicable margin. See Financial Condition—Liabilities.

        Interest expense on amounts due under repurchase agreements decreased 48% to $8.2 million in 2008 and 52% to $15.9 million in 2007 from $32.9 million in 2006. The decrease in 2008 was principally due to a decrease in the weighted average interest rates on amounts borrowed, offset by an increase in the borrowings outstanding. The decrease in 2007 was principally due to a decrease in the borrowings outstanding, offset by an increase in the weighted average interest rates on amounts borrowed. Weighted average interest rates were 2.28%, 5.27% and 5.24% for 2008, 2007 and 2006, respectively, and average borrowings outstanding were $359.9 million, $301.9 million and $628.0 million during 2008, 2007 and 2006, respectively.

        Amortization of deferred policy acquisition costs increased 125% to $126.7 million in 2008 and decreased 41% to $56.3 million in 2007 from $94.9 million in 2006. Amortization of deferred policy acquisition costs was increased by $14.6 million in 2008 and $0.3 million during 2006 due to the impact of unlocking discussed above. In general, amortization has been increasing each year due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The anticipated increase in amortization from these factors has been affected by amortization associated with the application of SFAS 133 to our index annuity business and amortization associated with net realized losses on investments.

        As discussed above, the application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts. The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business increased amortization by $44.2 million, and decreased amortization by $52.3 million, and $6.7 million in 2008, 2007 and 2006, respectively. The gross profit adjustments from net realized gains (losses) decreased amortization by $61.6 million and $0.9 million for 2008 and 2007, respectively, and increased amortization by $0.5 million in 2006. Excluding the amortization amounts attributable to the application of SFAS 133 and realized gains and losses on investments, amortization would have been $144.2 million, $109.5 million and $101.1 million for 2008, 2007 and 2006, respectively.

        Other operating costs and expenses increased 9% to $52.6 million in 2008 and 19% to $48.2 million in 2007 from $40.4 million in 2006. The increase in 2008 was principally attributable to an increase of $4.3 million in salaries and benefits and $1.0 million in general overhead, offset by decreases in legal fees of $0.8 million. The increase in 2007 was principally attributable to increases in legal fees related to the defense of ongoing litigation amounting to $6.0 million and $1.2 million in costs related to the development of an electronic document database.

        Income tax expense increased 365% to $64.5 million in 2008 and decreased 67% to $13.9 million in 2007 from $41.4 million in 2006. The increase for 2008 was primarily due to the establishment of a deferred tax valuation allowance related to realized losses from other than temporary impairments which increased income tax expense for the year ended December 31, 2008 by $34.5 million, and changes in income before income taxes. The effective tax rates were 75.6%, 32.4% and 35.4% for 2008, 2007 and 2006, respectively. The effective tax rate for 2008 was more than the applicable statutory federal income tax rate of 35% primarily due to the establishment of the deferred tax valuation allowance as discussed above. The effective tax rate for 2007 was less than the applicable statutory federal income tax rate of 35% and the preceding year's effective tax rate primarily due to state income tax benefits attributable to losses in the non-life subgroup.

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

        Insurance statutes regulate the type of investments that our life subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and our business and investment strategy, we generally seek to invest in United States government and government-sponsored agency securities and debt securities rated investment grade by established nationally recognized rating organizations or in securities of comparable investment quality, if not rated and commercial mortgage loans on real estate.

        The composition of our investment portfolio is summarized as follows:

	December 31,
	2008		2007
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$22,050	0.2%	$19,882	0.2%
United States Government sponsored agencies	6,633,481	52.1%	8,208,909	65.1%
Corporate securities, including redeemable preferred stocks	1,764,390	13.9%	1,419,129	11.2%
Mortgage and asset-backed securities	1,813,274	14.3%	716,585	5.7%

Total fixed maturity securities	10,233,195	80.5%	10,364,505	82.2%
Equity securities	99,552	0.8%	87,412	0.7%
Mortgage loans on real estate	2,329,824	18.3%	1,953,894	15.5%
Derivative instruments	56,588	0.4%	204,657	1.6%
Policy loans	446	—	427	—

	$12,719,605	100.0%	$12,610,895	100.0%

        During 2008, we received $2.8 billion in net redemption proceeds related to calls of our callable United States Government sponsored agency securities, of which $2.0 billion were classified as held for investment. We reinvested the proceeds from these redemptions primarily in corporate securities and mortgage-backed securities classified as available for sale. At December 31, 2008, 65% of our fixed income securities have call features and 14% of those securities were subject to call redemption. Another 48% of our fixed income securities will become subject to call redemption during 2009.

        A summary of our mortgage and asset-backed portfolios by collateral type split between investment grade and non-investment grade based upon National Association of Insurance Commissioners ("NAIC") designation is as follows:

	December 31, 2008			December 31, 2007
	Amortized Cost	Estimated Fair Value	Percent of Fixed Maturity Securities	Amortized Cost	Estimated Fair Value	Percent of Fixed Maturity Securities
	(Dollars in thousands)			(Dollars in thousands)
Investment grade
Government agency	$72,959	$74,923	0.7%	$75,611	$75,353	0.7%
Prime	1,382,684	1,198,272	11.7%	453,337	439,158	4.2%
Alt-A	357,059	280,182	2.7%	187,707	184,258	1.8%
Non-mortgage	16,841	15,764	0.2%	20,020	17,816	0.2%

	1,829,543	1,569,141	15.3%	736,675	716,585	6.9%

Below investment grade:
Prime	80,464	65,708	0.6%	—	—	—
Alt-A	185,849	178,425	1.7%	—	—	—

	266,313	244,133	2.3%	—	—	—

	$2,095,856	$1,813,274	17.6%	$736,675	$716,585	6.9%

        The table below presents our total fixed maturity securities by NAIC designation and the equivalent ratings of a nationally recognized securities rating organization.

		December 31,
		2008		2007
NAIC Designation	Rating Agency	Carrying Amount	Percent	Carrying Amount	Percent
		(Dollars in thousands)
1	Aaa/Aa/A	$8,510,772	83.2%	$9,361,755	90.3%
2	Baa	1,292,303	12.6%	915,259	8.8%

Total investment grade		9,803,075	95.8%	10,277,014	99.1%

3	Ba	225,594	2.2%	53,784	0.5%
4	B	135,989	1.3%	20,310	0.3%
5	Caa and lower	31,375	0.3%	13,397	0.1%
6	In or near default	37,162	0.4%	—	—

Total below investment grade		430,120	4.2%	87,491	0.9%

		$10,233,195	100.0%	$10,364,505	100.0%

        We have experienced credit deterioration in our fixed maturity portfolio which primarily occurred during the fourth quarter of 2008 on mortgage-backed securities and financial sector securities due to the global financial crisis.

        The amortized cost and estimated fair value of fixed maturity securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company's mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line item.

	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
December 31, 2008
Due after one year through five years	$313,611	$282,869	$—	$—
Due after five years through ten years	797,903	728,597	—	—
Due after ten years through twenty years	2,259,873	2,211,963	805,170	801,384
Due after twenty years	1,692,043	1,592,343	2,798,979	2,786,730

	5,063,430	4,815,772	3,604,149	3,588,114
Mortgage-backed and asset-backed securities	2,095,856	1,813,274	—	—

	$7,159,286	$6,629,046	$3,604,149	$3,588,114

December 31, 2007
Due after one year through five years	$416,270	$411,117	$—	$—
Due after five years through ten years	790,569	763,781	—	—
Due after ten years through twenty years	1,810,608	1,797,912	815,124	801,004
Due after twenty years	1,366,146	1,319,377	4,540,609	4,411,811

	4,383,593	4,292,187	5,355,733	5,212,815
Mortgage-backed and asset-backed securities	736,675	716,585	—	—

	$5,120,268	$5,008,772	$5,355,733	$5,212,815

        We have classified a portion of our fixed maturity investments as available for sale. Available for sale securities are reported at fair value and unrealized gains and losses, if any, on these securities (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) are included directly in a separate component of stockholders' equity, thereby exposing stockholders' equity to volatility for changes in the reported fair value of securities classified as available for sale.

        At December 31, 2008 and 2007, the amortized cost and estimated fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2008
Fixed maturity securities, available for sale:
United States Government full faith and credit	1	$18,774	$(129)	$18,645
United States Government sponsored agencies	9	360,533	(1,133)	359,400
Corporate securities, public utilities and redeemable preferred stocks:
Finance, insurance and real estate	67	442,613	(91,239)	351,374
Manufacturing, construction and mining	57	425,573	(65,567)	360,006
Utilities and related sectors	61	363,406	(55,123)	308,283
Wholesale/retail trade	26	158,118	(26,237)	131,881
Services, media and other	41	238,173	(39,212)	198,961
Mortgage and asset-backed securities	101	1,704,052	(288,637)	1,415,415

	363	$3,711,242	$(567,277)	$3,143,965

Fixed maturity securities, held for investment:
United States Government sponsored agencies	4	$365,000	$(4,984)	$360,016
Redeemable preferred stock	1	75,521	(17,472)	58,049

	5	$440,521	$(22,456)	$418,065

Equity securities, available for sale	26	$76,429	$(25,978)	$50,451

December 31, 2007
Fixed maturity securities, available for sale:
United States Government full faith and credit	1	$18,695	$(1,708)	$16,987
United States Government sponsored agencies	49	2,231,910	(30,090)	2,201,820
Corporate securities, public utilities and redeemable preferred stocks:
Finance, insurance and real estate	53	377,456	(36,507)	340,949
Manufacturing, construction and mining	31	207,948	(12,659)	195,289
Utilities and related sectors	32	181,664	(10,087)	171,577
Wholesale/retail trade	17	82,492	(4,018)	78,474
Services, media and other	23	115,664	(6,359)	109,305
Mortgage and asset-backed securities	40	495,284	(24,746)	470,538

	246	$3,711,113	$(126,174)	$3,584,939

Fixed maturity securities, held for investment:
United States Government sponsored agencies	78	$4,910,611	$(133,206)	$4,777,405
Redeemable preferred stock	1	75,401	(10,138)	65,263

	79	$4,986,012	$(143,344)	$4,842,668

Equity securities, available for sale	27	$90,812	$(17,915)	$72,897

        The following table sets forth the composition by credit quality (NAIC designation and the equivalent ratings of a nationally recognized securities rating organization) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Rating Agency	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
December 31, 2008
1	Aaa/Aa/A	$2,235,159	62.3%	$(289,300)	49.1%
2	Baa	1,110,279	31.0%	(223,225)	37.9%

Total investment grade		3,345,438	93.3%	(512,525)	86.9%

3	Ba	224,003	6.2%	(68,397)	11.6%
4	B	7,953	0.2%	(4,765)	0.8%
5	Caa and lower	5,472	0.2%	(4,016)	0.7%
6	In or near default	1,620	0.0%	(30)	0.0%

Total below investment grade		239,048	6.7%	(77,208)	13.1%

		$3,584,486	100.0%	$(589,733)	100.0%

December 31, 2007
1	Aaa/Aa/A	$7,880,771	92.0%	$(213,369)	79.2%
2	Baa	617,543	7.2%	(44,981)	16.7%

Total investment grade		8,498,314	99.2%	(258,350)	95.9%

3	Ba	44,680	0.5%	(5,470)	2.0%
4	B	20,310	0.2%	(3,587)	1.3%
5	Caa and lower	7,647	0.1%	(2,111)	0.8%
6	In or near default	—	—	—	—

Total below investment grade		72,637	0.8%	(11,168)	4.1%

		$8,570,951	100.0%	$(269,518)	100.0%

        The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 394 and 352 securities, respectively) have been in a continuous unrealized loss position, at December 31, 2008 and 2007:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2008
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$—	$—	$18,645	$(129)	$18,645	$(129)
United States Government sponsored agencies	60,475	(57)	298,925	(1,076)	359,400	(1,133)
Corporate securities, including redeemable preferred stocks:
Finance, insurance and real estate	205,148	(44,478)	146,226	(46,761)	351,374	(91,239)
Manufacturing, construction and mining	294,428	(37,589)	65,578	(27,978)	360,006	(65,567)
Utilities and related sectors	192,110	(22,816)	116,173	(32,307)	308,283	(55,123)
Wholesale/retail trade	120,056	(16,557)	11,825	(9,680)	131,881	(26,237)
Services, media and other	119,297	(22,425)	79,664	(16,787)	198,961	(39,212)
Mortgage and asset-backed securities	1,117,973	(221,480)	297,442	(67,157)	1,415,415	(288,637)

	$2,109,487	$(365,402)	$1,034,478	$(201,875)	$3,143,965	$(567,277)

Held for investment:
United States Government sponsored agencies	$—	$—	$360,016	$(4,984)	$360,016	$(4,984)
Redeemable preferred stock:
Finance, insurance and real estate	—	—	58,049	(17,472)	58,049	(17,472)

	$—	$—	$418,065	$(22,456)	$418,065	$(22,456)

Equity securities, available for sale	$30,093	$(14,360)	$20,358	$(11,618)	$50,451	$(25,978)

December 31, 2007
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$16,987	$(1,708)	$—	$—	$16,987	$(1,708)
United States Government sponsored agencies	134,683	(317)	2,067,137	(29,773)	2,201,820	(30,090)
Corporate securities, including redeemable preferred stocks:
Finance, insurance and real estate	148,988	(15,387)	191,961	(21,120)	340,949	(36,507)
Manufacturing, construction and mining	109,378	(2,877)	85,911	(9,782)	195,289	(12,659)
Utilities and related sectors	83,552	(2,642)	88,025	(7,445)	171,577	(10,087)
Wholesale/retail trade	24,027	(91)	54,447	(3,927)	78,474	(4,018)
Services, media and other	76,233	(2,149)	33,072	(4,210)	109,305	(6,359)
Mortgage and asset-backed securities	114,401	(1,336)	356,137	(23,410)	470,538	(24,746)

	$708,249	$(26,507)	$2,876,690	$(99,667)	$3,584,939	$(126,174)

Held for investment:
United States Government sponsored agencies	$—	$—	$4,777,405	$(133,206)	$4,777,405	$(133,206)
Redeemable preferred stock:
Finance, insurance and real estate	65,263	(10,138)	—	—	65,263	(10,138)

	$65,263	$(10,138)	$4,777,405	$(133,206)	$4,842,668	$(143,344)

Equity securities, available for sale	$72,897	$(17,915)	$—	$—	$72,897	$(17,915)

        The following is a description of the factors causing the unrealized losses by investment category as of December 31, 2008:

        United States Government full faith and credit and United States Government sponsored agencies:    These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates. The unrealized losses on these securities as of December 31, 2008 have improved due to the significant reduction in U.S. Treasury interest rates during 2008. However, future reductions in U.S. Treasury rates will not result in significant increases in value of these securities due to their callability.

        Corporate securities, including redeemable preferred stocks:    The unrealized losses in these securities are due to a dramatic widening in credit spreads as the result of diminished liquidity and instability in the financial credit markets. Credit spreads at year end are wider than we would expect given current default rates and are likely more reflective of supply and demand imbalances. Risk aversion remains high because of the financial crisis and global recession fears, despite continued government action to calm the markets.

        Mortgage and asset-backed securities:    At December 31, 2008, we had no exposure to subprime mortgage-backed securities. Substantially all of the securities we own are in the highest rated tranche of the pool in which they are structured and are not subordinated to any other tranche. Our "Alt-A" mortgage-backed securities are comprised of 34 securities with a total amortized cost basis of $542.9 million and a fair value of $458.6 million. Unrealized losses in residential mortgage-backed securities have increased as mortgage spreads have widened as Fannie Mae and Freddie Mac slipped into government receivership in 2008 due to increased capital concerns. Despite government efforts, increased foreclosures and bankruptcies as well as further imbalances in supply and demand for mortgage-backed securities has caused additional spread widening in the fourth quarter.

        Equity securities:    The unrealized loss on equity securities, which includes exposure to REITS, investment banks and finance companies, is due to the instability in the financial markets and a further deterioration in the economy. A deepening recession due to tight credit markets and a difficult housing market have raised concerns in regard to earnings and dividend stability in many companies which directly affect the values of these securities.

        Where the decline in market value of debt securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening, and we anticipate recovery of all contractual or expected cash flows, we do not consider these investments to be other than temporarily impaired because we have the ability and intent to hold these investments until a recovery of amortized cost, which may be maturity. Where there is a decline in the market value of equity securities, other than temporary impairment is not recognized when we anticipate a recovery of cost within a reasonable period of time.

        At December 31, 2008 and 2007, the amortized cost and estimated fair value of fixed maturity securities and equity securities in an unrealized loss position and the number of months in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Carrying Value	Gross Unrealized Losses
	(Dollars in thousands)
December 31, 2008
Investment grade:
Less than six months	106	$938,381	$867,696	$(70,685)
Six months or more and less than twelve months	143	1,418,316	1,145,330	(272,986)
Twelve months or greater	112	1,564,088	1,371,873	(192,215)

Total investment grade	361	3,920,785	3,384,899	(535,886)
Below investment grade:
Less than six months	9	36,485	29,383	(7,102)
Six months or more and less than twelve months	13	126,163	97,172	(28,991)
Twelve months or greater	11	144,759	101,027	(43,732)

Total below investment grade	33	307,407	227,582	(79,825)

	394	$4,228,192	$3,612,481	$(615,711)

December 31, 2007
Investment grade:
Less than six months	61	$482,425	$459,531	$(22,894)
Six months or more and less than twelve months	57	373,609	352,311	(21,298)
Twelve months or greater	209	7,813,672	7,590,861	(222,811)

Total investment grade	327	8,669,706	8,402,703	(267,003)
Below investment grade:
Less than six months	1	331	267	(64)
Six months or more and less than twelve months	14	44,603	34,299	(10,304)
Twelve months or greater	10	73,297	63,235	(10,062)

Total below investment grade	25	118,231	97,801	(20,430)

	352	$8,787,937	$8,500,504	$(287,433)

        At December 31, 2008 and 2007, the amortized cost and estimated fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) and equity securities that had unrealized losses greater than 20% and the number of months in an unrealized loss position greater than 20% were as follows:

	Number of Securities	Amortized Cost	Carrying Value	Gross Unrealized Losses
	(Dollars in thousands)
December 31, 2008
Investment grade:
Less than six months	112	$881,309	$640,370	$(240,939)
Six months or more and less than twelve months	21	107,216	70,322	(36,894)
Twelve months or greater	—	—	—	—

Total investment grade	133	988,525	710,692	(277,833)
Below investment grade:
Less than six months	20	156,257	105,920	(50,337)
Six months or more and less than twelve months	2	10,497	4,159	(6,338)
Twelve months or greater	—	—	—	—

Total below investment grade	22	166,754	110,079	(56,675)

	155	$1,155,279	$820,771	$(334,508)

December 31, 2007
Investment grade:
Less than six months	21	$94,463	$69,988	$(24,475)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—

Total investment grade	21	94,463	69,988	(24,475)
Below investment grade:
Less than six months	11	39,131	28,091	(11,040)
Six months or more and less than twelve months	3	12,650	10,478	(2,172)
Twelve months or greater	—	—	—	—

Total below investment grade	14	51,781	38,569	(13,212)

	35	$146,244	$108,557	$(37,687)

        The amortized cost and estimated fair value of fixed maturity securities at December 31, 2008 and 2007, by contractual maturity, that were in an unrealized loss position are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage-backed and asset-

backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available-for-sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
December 31, 2008
Due after one year through five years	$270,261	$237,628	$—	$—
Due after five years through ten years	616,498	540,629	—	—
Due after ten years through twenty years	559,594	501,542	365,000	360,016
Due after twenty years	560,837	448,751	75,521	58,049

	2,007,190	1,728,550	440,521	418,065
Mortgage-backed and asset-backed securities	1,704,052	1,415,415	—	—

	$3,711,242	$3,143,965	$440,521	$418,065

December 31, 2007
Due after one year through five years	$293,221	$285,886	$—	$—
Due after five years through ten years	594,676	564,439	—	—
Due after ten years through twenty years	1,093,594	1,077,890	680,124	665,816
Due after twenty years	1,234,338	1,186,186	4,305,888	4,176,852

	3,215,829	3,114,401	4,986,012	4,842,668
Mortgage-backed and asset-backed securities	495,284	470,538	—	—

	$3,711,113	$3,584,939	$4,986,012	$4,842,668

        At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. We include these securities on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we have the ability and intent to hold these securities to maturity or until a market recovery is realized. At December 31, 2008, the amortized cost and estimated fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains/ (Losses)	Estimated Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Investment grade
Corporate bonds:
Finance	2	$23,386	$(6,890)	$16,496	8 - 42	4 - 7
Insurance	2	8,737	(4,287)	4,450	8 - 14	4 - 7
Mortgage-backed securities	5	77,763	(16,227)	61,536	6 - 22	0 - 3
Preferred stocks:
Finance	30	118,872	(37,708)	81,164	4 - 40	0 - 11
Insurance	5	20,119	(7,444)	12,675	4 - 55	0 - 11
Real estate	6	15,000	(4,241)	10,759	7 - 47	3 - 7
Telecommunication and Media	2	9,433	(3,806)	5,627	25 - 55	7 - 8

	52	$273,310	$(80,603)	$192,707
Below investment grade
Corporate bonds:
Insurance	2	$9,183	$159	$9,342	4	1
Retail	1	10,497	(6,338)	4,159	41 - 43	11
Consumer Staple	1	9,488	(4,016)	5,472	31	1
Home Building and Construction Products	2	9,285	(3,062)	6,223	10 - 40	1
Mining	1	7,246	(3,683)	3,563	20	3
Mortgage-backed securities	1	13,726	(4,332)	9,394	11	1
Preferred stocks:
Finance	2	3,024	(2,048)	976	3	2

	10	$62,449	$(23,320)	$39,129

	62	$335,759	$(103,923)	$231,836

        Our analysis of these securities that we have determined are temporarily impaired and their credit performance at December 31, 2008 is as follows:

        Finance and Insurance:    The decline in value of these corporate bonds and preferred stocks is due to the dramatic widening in credit spreads as the result of diminished liquidity, mortgage related issues and instability in the financial credit markets related to the on going financial crisis and the concerns over the global recession despite government action to calm the markets.

        Retail:    We own a bond issued by a U.S. retail company. The decline in value of these bonds relates to a recent debt-financed share repurchase combined with a weakening economy which has led to a decrease in sales. We have determined that an other than temporary impairment was not necessary as this company has a very strong market position with a consistent history of strong operating performance and have concluded that these bonds are expected to recover to amortized cost.

        Consumer Staple:    The decline in value of this bond was due to a reduction in the company's capital position during 2007 due to non-recurring write-offs related to the refinancing of debt and the correction of improper accounting practices. During 2008, this company has had strong operating performance, decreased its outstanding debt through the sale of assets and has improved its access to liquidity through new credit facilities. Based upon these indicators we have concluded that an other than temporary impairment on this security was not needed.

        Home Building and Construction Products:    These bonds have been affected by the deterioration in demand for new homes, decreases in new and existing home prices, mortgage credit availability and excessive housing inventory. Based upon each of these company's cash position and liquidity access through existing credit facilities which will allow them to operate effectively through these economic conditions, we have determined that no other than temporary impairments were needed.

        Mining:    The decline in fair value of this bond is related to increased debt levels during 2008 due to several acquisitions during the year combined with lower coal prices due to lower global demand. We have determined that an other than temporary impairment was not needed as the company has implemented work force reductions, capital expenditure reductions and elimination of its dividend to reduce its debt level during 2009 which should allow for this security to recover to amortized cost.

        Real Estate:    The decline in value of these preferred stocks is the result of uncertainties in the real estate industry and credit markets due to the financial crisis rather than deterioration in the operations of these companies. We have concluded that other than temporary impairments on these securities were not needed due to their strong liquidity position and business fundamentals which will allow them to operate and recover to amortized cost from the current economic cycle.

        Mortgage-backed securities:    The decline in fair value of these mortgage-backed securities is due to imbalances in supply and demand for mortgage-backed securities, increased foreclosures and bankruptcies and projections of potential future losses. We have determined based upon our analysis of future cash flows that other than temporary impairments on these securities were not needed.

        Telecommunication and Media:    The decline in fair value of these preferred stocks is related to ineffective accounting controls and decreasing advertising revenue. We have determined that these securities were not other than temporarily impaired due to the strong fundamentals exhibited by each company which should allow for the recovery to amortized cost for these securities.

        The securities on the watch list are current with respect to payments of principal and interest. We have the intent and ability to hold these securities for a period of time sufficient to allow for a recovery in fair value and there were no other than temporary impairments on these securities at December 31, 2008.

        We recognized other than temporary impairments as follows:

	Year Ended		Year Ended		Year Ended
General Description	Number of Securities	December 31, 2008	Number of Securities	December 31, 2007	Number of Securities	December 31, 2006
	(Dollars in thousands)
Corporate bonds:
Finance	3	$13,462	—	$—	—	$—
Insurance	2	10,662	—	—	—	—
Media	1	5,325	1	3,948	—	—
Automotive	—	—	—	—	2	1,337
Home building	3	7,009	—	—	—	—
Mortgage-backed securities	15	76,171	—	—	—	—
Common & preferred stocks:
Finance	9	49,763	—	—	—	—
Insurance	3	7,093	—	—	—	—
Real estate	14	23,163	1	435	—	—

	50	$192,648	2	$4,383	2	$1,337

        Finance:    The other than temporary impairments recognized during 2008 were due to an other than temporary impairments of $5.9 million on a bond issued by Washington Mutual due to a decline in credit quality of the security following the sale of its banking assets and deposits to JP Morgan Chase, $6.2 million on a private placement bond issued by a bank holding company and $1.4 million on a residential real estate finance company due to the severity in decline in price and recovery in value in the near term was not probable.

        The other than temporary impairments on preferred stocks of finance companies during 2008 were mainly related to impairments on preferred stock issued by Freddie Mac and Fannie Mae totaling $38.7 million due to both companies being placed under conservatorship by the U.S. Government. The remaining other than temporary impairments for preferred stocks of finance companies were related to significant price declines in combination with the inability to forecast recovery in value in the near term.

        Insurance:    We recognized an other than temporary impairment during 2008 of $5.9 million on a bond issued by a reinsurance company due to its exposure to subprime and Alt-A mortgage-backed securities and $4.8 million on a mono-line insurance company due to rating agency downgrades and severity of the decline in price persisting for a period longer than we considered temporary.

        We recognized an other than temporary impairment during 2008 of $4.0 million on preferred stock issued by AIG due to its significant decline in market value and credit quality following its bailout by the U.S. Government. We also recognized other than temporary impairments during 2008 totaling $3.1 million on two preferred stocks issued by two mono-line insurance companies due to the severity in decline in price and recovery in value in the near term was not probable.

        Media:    We have recorded other than temporary impairments totaling $9.3 million on one bond in the media industry. We recorded an other than temporary impairment on this bond of $3.9 million during 2007 subsequent to the completion of a leveraged buyout of the company resulting in increased leverage in combination with declining circulation and advertising revenues. We recorded additional other than temporary impairments on this bond of $5.4 million during 2008 due to weaker operational performance related to additional large declines in advertising revenues and the company filing for bankruptcy protection.

        Home Building:    We recorded other than temporary impairments totaling $7.0 million on three bonds issued by two companies in the home building industry due to significant deterioration in their operating performance and the filing for bankruptcy protection by one of the companies during the third quarter of 2008.

        Mortgage-backed securities:    We recognized other than temporary impairments totaling $76.2 million during 2008 on fifteen mortgage-backed securities due to deterioration in value, downgrades by rating agencies below investment grade and increased default projections for the underlying loans.

        Real Estate:    We recognized other than temporary impairments totaling $23.2 million on 14 perpetual preferred securities during 2008. The other than temporary impairments on these securities were due to significant decline in value of the securities, downgrades by rating agencies below investment grade and the inability to forecast recovery in the near term.

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

        Our mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts. The average loan to value ratio for the overall portfolio was 58.6% and the average loan size was $2.6 million at December 31, 2008. The loan to value ratio is calculated using the underwriting and appraisal at the time the loan was issued. We have the contractual ability to pursue full personal recourse on 13.2% of the loans and partial personal recourse on 37.2% of the loans, and master leases provide us recourse against the principals of the borrowing entity on 11.8% of the loans.

        We evaluate our mortgage loan portfolio for the establishment of a loan loss reserve by specific identification of impaired loans and the measurement of an estimated loss for each individual loan identified and an analysis of the mortgage loan portfolio for the need for a general loan allowance for probable losses on all other loans. If we determine that the value of any specific mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or the fair value of the underlying collateral. The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. Based upon this process and analysis, we have determined that no specific loan loss allowance on any individual loans, and no general loan loss allowance, was necessary. At December 31, 2008, we have one loan with a principal balance of $3.2 million that was in default which we have started foreclosure proceedings on. We have not recorded a specific loan loss reserve for this loan based upon a current appraisal of the underlying property compared to the principal balance of the loan.

        In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At December 31, 2008, we had commitments to fund commercial mortgage loans totaling $41.4 million, with fixed interest rates ranging from 6.50% to 7.25%.

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

	December 31,
	2008		2007
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$537,303	23.1%	$458,418	23.5%
Middle Atlantic	161,222	6.9%	133,662	6.8%
Mountain	386,988	16.6%	310,244	15.9%
New England	44,517	1.9%	45,618	2.3%
Pacific	194,301	8.3%	141,264	7.2%
South Atlantic	421,507	18.1%	344,800	17.7%
West North Central	397,375	17.1%	356,334	18.2%
West South Central	186,611	8.0%	163,554	8.4%

	$2,329,824	100.0%	$1,953,894	100.0%

Property type distribution
Office	$655,278	28.1%	$586,109	30.0%
Medical Office	142,409	6.1%	108,667	5.6%
Retail	551,172	23.7%	438,214	22.4%
Industrial/Warehouse	552,012	23.7%	453,654	23.2%
Hotel	154,671	6.6%	115,758	5.9%
Apartments	111,933	4.8%	105,431	5.4%
Mixed use/other	162,349	7.0%	146,061	7.5%

	$2,329,824	100.0%	$1,953,894	100.0%

        Our derivative instruments primarily consist of call options purchased to provide the income needed to fund the annual index credits on our index annuity products. See Critical Accounting Policies—Derivative Instruments.

Liabilities

        Our liability for policy benefit reserves increased to $15.8 billion at December 31, 2008 compared to $14.7 billion at December 31, 2007, primarily due to additional annuity sales as discussed above. Substantially all of our annuity products have a surrender charge feature designed to reduce the risk of early withdrawal or surrender of the policies and to compensate us for our costs if policies are withdrawn early. Notwithstanding these policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates and other factors.

        As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). There was no amount outstanding under repurchase agreements at December 31, 2008. The amount outstanding under repurchase agreements at December 31, 2007 was $257.2 million. These borrowings are collateralized by investment securities with fair values approximately equal to the amount due. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $359.9 million, $301.9 million and $628.0 million for the years ended December 31, 2008, 2007 and

2006, respectively. The weighted average interest rate on amounts due under repurchase agreements was 2.28%, 5.27% and 5.24% for the years ended December 31, 2008, 2007 and 2006, respectively.

        In December 2004, we issued $260.0 million of contingent convertible senior notes due December 6, 2024. The notes are unsecured and bear interest at a fixed rate of 5.25% per annum. Interest is payable semi-annually in arrears on June 6 and December 6 of each year. In addition to regular interest on the notes, beginning with the six-month interest period ending June 6, 2012, we will also pay contingent interest under certain conditions at a rate of 0.5% per annum based on the average trading price of the notes during a specified period. We acquired $78.1 million principal amount of the notes during 2008 at a discount and recognized a gain of $13.7 million.

        The notes are convertible at the holders' option prior to the maturity date into cash and shares of our common stock under certain conditions. The conversion price per share is $14.24 which represents a conversion rate of 70.2 shares of our common stock per $1,000 in principal amount of notes. Upon conversion, we will deliver to the holder cash equal to the aggregate principal amount of the notes to be converted and shares of our common stock for the amount by which the conversion value exceeds the aggregate principal amount of the notes to be converted (commonly referred to as "net share settlement"). See note 8 to the audited consolidated financial statements for additional details concerning the conversion features of the notes and the dilutive effect of the notes in our diluted earnings per share calculation.

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

        Our subsidiary trusts have issued fixed rate and floating rate trust preferred securities and the trusts have used the proceeds from these offerings to purchase subordinated debentures from us. We also issued subordinated debentures to the trusts in exchange for all of the common securities of each trust. The sole assets of the trusts are the subordinated debentures and any interest accrued thereon. The terms of the preferred securities issued by each trust parallel the terms of the subordinated debentures. Our obligations under the subordinated debentures and related agreements provide a full and unconditional guarantee of payments due under the trust preferred securities. FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, specifically exempts qualifying special purpose entities from consolidation; therefore, we do not consolidate our subsidiary trusts and record our subordinated debt obligations to the trusts and our equity investments in the trusts. See note 9 to our audited consolidated financial statements for additional information concerning our subordinated debentures payable to, and the preferred securities issued by, the subsidiary trusts.

        Following is a summary of subordinated debt obligations to the trusts at December 31, 2008 and 2007:

	December 31,
			Interest Rate
	2008	2007		Due Date
	(Dollars in thousands)
American Equity Capital Trust I	$22,953	$23,203	8%	September 30, 2029
American Equity Capital Trust II	75,646	75,517	5%	June 1, 2047
American Equity Capital Trust III	27,840	27,840	*LIBOR + 3.90%	April 29, 2034
American Equity Capital Trust IV	12,372	12,372	*LIBOR + 4.00%	January 8, 2034
American Equity Capital Trust VII	10,830	10,830	*LIBOR + 3.75%	December 14, 2034
American Equity Capital Trust VIII	20,620	20,620	*LIBOR + 3.75%	December 15, 2034
American Equity Capital Trust IX	15,470	15,470	*LIBOR + 3.65%	June 15, 2035
American Equity Capital Trust X	20,620	20,620	*LIBOR + 3.65%	September 15, 2035
American Equity Capital Trust XI	20,620	20,620	8.595%	December 15, 2035
American Equity Capital Trust XII	41,238	41,238	*LIBOR + 3.50%	April 7, 2036

	$268,209	$268,330

*—three month London Interbank Offered Rate

        The interest rate for Trust XI is fixed at 8.595% for 5 years until December 15, 2010 and then is floating based upon the three month London Interbank Offered Rate ("LIBOR") plus 3.65%.

        American Equity Capital Trust I issued 865,671 shares of 8% trust preferred securities, of which 2,000 shares are held by one of our subsidiaries, and we issued $26.8 million of our 8% subordinated debentures. During 2008, 2007 and 2006, 8,333 shares, 9,333 shares and 14,000 shares of these trust preferred securities converted into 30,862 shares, 34,567 shares and 51,849 shares, respectively, of our common stock. The remaining 738,338 shares of these trust preferred securities not held by a subsidiary are convertible into 2,734,528 shares of our common stock.

        American Equity Capital Trust II issued 97,000 shares of 5% trust preferred securities, and we issued $100 million of our 5% subordinated debentures. The consideration received by American Equity Capital Trust II in connection with the issue of its trust preferred securities consisted of fixed income trust preferred securities of equal value issued by FBL Financial Group, Inc.

        During the fourth quarter of 2006, we entered into four interest rate swaps to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures. The terms of the interest rate swaps provide that we pay a fixed rate of interest and receive a floating rate of interest on a notional amount totaling $80.0 million. The interest rate swaps are not effective hedges under SFAS 133. Therefore, we record the interest rate swaps at fair value with the changes in fair value and any net cash payments received or paid included in the change in fair value of derivatives in our consolidated statements of operations.

        Details regarding the interest rate swaps are as follows:

				December 31,
				2008	2007
Maturity Date	Notional Amount	Receive Rate	Pay Rate	Estimated Fair Value	Estimated Fair Value
April 29, 2009	$20,000	*LIBOR	4.94%	$(257)	$(274)
December 15, 2009	20,000	*LIBOR	4.93%	(719)	(440)
September 15, 2010	20,000	*LIBOR(a)	5.19%	(325)	(348)
April 7, 2011	20,000	*LIBOR(a)	5.23%	(469)	(405)

				$(1,770)	$(1,467)

(a)—subject to a floor of 4.25%

        During the fourth quarter of 2006, we entered into a $150 million revolving line of credit with eight banks. The applicable interest rate will be floating at LIBOR plus 0.80% or the greater of prime rate or federal funds rate plus 0.50%, as elected by us. The amount outstanding under this revolving line of credit at December 31, 2008 and 2007 was $75.0 million and $5.0 million, respectively. See note 8 to our audited consolidated financial statements for additional details concerning the terms of the revolving line of credit.

        Subsequent to December 31, 2008, we entered into three interest rate swaps to manage interest rate risk associated with the floating rate component on our revolving line of credit. The terms of the interest rate swaps provide that we pay a fixed rate of interest of 1.56% on $60.0 million of notional amount with a maturity date of October 31, 2011 and 1.54% on $15.0 million of notional amount with a maturity date of October 15, 2011 and receive a floating rate of interest based upon the one month LIBOR.

        At December 31, 2008, one of our subsidiaries had $4.1 million outstanding under a credit agreement with a third party. Quarterly payments in amounts of $1.1 million are payable over the next four quarters with interest computed at a fixed rate of 11.2%. Cash and cash equivalents at December 31, 2008 include $1.0 million of restricted cash under the terms of the credit agreement. See note 8 to our audited consolidated financial statements for additional information concerning this credit agreement.

Stockholders' Equity

        During 2008 and 2007, we purchased 3,545,744 shares and 299,552 shares, respectively, of our common stock under a share repurchase program approved by our board of directors in November 2007. Under the program, we are authorized to repurchase up to 10,000,000 shares of our common stock. We suspended the repurchase of our common stock under this program during August of 2008.

        During 2008 and 2007, the NMO Deferred Compensation Trust (NMO Trust) purchased 163,161 and 359,489 shares of our common stock at a total cost of $1.6 million and $4.4 million, respectively. These shares are treated as treasury stock and are held by the NMO Trust for the benefit of agents who have earned shares of our common stock under the American Equity Investment NMO Deferred Compensation Plan. See note 10 to our audited consolidated financial statements.

        During 2006, we issued 19,500 shares of our common stock to an agent's beneficiaries in settlement of the agent's deferred compensation arrangement.

Liquidity and Capital Resources

Liquidity for Insurance Operations

        Our life subsidiaries' primary sources of cash flow are annuity deposits, investment income, and proceeds from the sale, maturity and calls of investments. The primary uses of funds are investment purchases, payments to policyholders in connection with surrenders and withdrawals, policy acquisition costs and other operating expenses.

        Liquidity requirements are met primarily by funds provided from operations. Our life subsidiaries generally receive adequate cash flow from annuity deposits and investment income to meet their obligations. Annuity and life insurance liabilities are generally long-term in nature. However, a primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges, that help limit and discourage early withdrawals. At December 31, 2008, approximately 98% of our annuity liabilities were subject to penalty upon surrender, with a weighted average remaining surrender charge period of 10.2 years and a weighted average surrender charge rate of 14.1%.

        We believe that cash flows generated from sources above are sufficient to satisfy the current liquidity requirements of our operations, including reasonable foreseeable contingencies. During 2009, we expect American Equity Life to generate sufficient cash flows from annuity deposits to meet cash outflow requirements. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefit and surrender levels are influenced by such factors as the interest rate environment, our claims paying ability and our financial strength ratings. Total funds returned to policyholders were $1.3 billion, $1.3 billion and $1.6 billion for the years ended December 31, 2008, 2007 and 2006, respectively.

        Funds received as annuity deposits are invested in high quality investments to ensure that we will be able to pay future commitments. We believe that the diversity of our investment portfolio and the concentration of investments in high quality securities provide sufficient liquidity to meet foreseeable cash requirements. The investment portfolio at December 31, 2008 included $6.2 billion (amortized cost basis) of publicly traded available for sale investment grade bonds. Although there is no present need or intent to dispose of such investments, our life subsidiaries could readily liquidate portions of their investments, if such a need arose. Sales of available for sale securities in an unrealized loss position are subject to other than temporary impairment considerations including our stated intent to hold until recovery. See Quantitative and Qualitative Disclosures about Market Risk for further discussion of the related interest rate risk exposure. In addition, investments could be used to facilitate borrowings under repurchase agreements. As indicated above, such borrowings have been used by American Equity Life from time to time.

        During the latter half of 2008, we experienced a significant amount of calls of our fixed income securities. This resulted in us holding cash and cash equivalents of $214.9 million at December 31, 2008, which is significantly higher than prior periods. In order to earn our targeted investment spread it is necessary to re-invest those dollars being collected upon the call of these securities. Subsequent to December 31, 2008, we decreased our position in cash and cash equivalents through the purchase of additional long-term investments.

Liquidity of Parent Company

        We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt, including the convertible senior notes and subordinated debentures issued to subsidiary trusts, pay operating expenses and pay dividends to stockholders. The primary sources of funds for these payments are: (i) investment advisory fees from our life subsidiaries; (ii) dividends on capital stock and surplus note interest payments from American Equity Life; and (iii) income tax sharing payments from subsidiaries. These sources provide adequate cash flow to us to meet our current and reasonably foreseeable future obligations and we expect they will be adequate to fund our parent company cash flow requirements in 2009. We may also obtain cash by drawing down our $150 million revolving line of credit, which we currently have $75 million outstanding, or by issuing debt or equity securities. We do not have any significant debt maturing until the fourth quarter of 2011 and we have no material commitments for capital expenditures.

        The payment of dividends or distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary's state of domicile's insurance department. Currently, American Equity Life may pay dividends or make other distributions without the prior approval of its state of domicile's insurance department, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2009, up to $98.3 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Division. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $151.2 million of statutory earned surplus at December 31, 2008.

        The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. In addition, we manage the statutory capital and surplus in American Equity Life to maintain American Equity Life's current A.M. Best rating. As of December 31, 2008, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to meet this rating objective. However, this capital may not be sufficient if significant future losses are incurred or A.M. Best modifies its rating criteria and, given the current market conditions, access to additional capital could be limited.

        The transfer of funds by American Equity Life is also restricted by a covenant in our revolving line of credit agreement which requires American Equity Life to maintain a minimum risk-based capital ratio of 200%. American Equity Life's risk-based capital ratio was 347% at December 31, 2008.

        Statutory accounting practices prescribed or permitted for our life subsidiaries differ in many respects from those governing the preparation of financial statements under GAAP. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. Information as to statutory capital and surplus and statutory net income for our life subsidiaries as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 is included in note 11 to our audited consolidated financial statements.

        During 2008, we purchased $78.1 million principal amount of our contingent convertible senior notes at a discount and recognized a gain of $13.7 million related to the retirement of these notes. The cash required to retire these notes totaled $61.4 million. We also repurchased 3,545,744 shares of our common stock as part of our share repurchase program during 2008. We suspended the repurchase of our common stock under this program in August 2008. The cash used to purchase our common stock during 2008 was $30.7 million. The sources of cash to fund the debt retirements and the common stock repurchases primarily came from draws on our $150 million revolving line of credit and sales of investments including sales to American Equity Life.

        In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2008.

	Payments Due by Period
	Total	Less Than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years
	(Dollars in thousands)
Annuity and single premium universal life products(1)	$17,486,862	$1,283,369	$4,017,843	$2,485,312	$9,700,338
Notes payable, including interest payments	416,923	14,879	95,957	19,102	286,985
Subordinated debentures, including interest payments(2)	748,733	15,823	31,647	31,647	669,616
Operating leases	0
Mortgage loan funding	41,446	41,446	—	—	—

Total	$18,693,964	$1,355,517	$4,145,447	$2,536,061	$10,656,939

(1)
Amounts shown in this table are projected payments through the year 2028 which we are contractually obligated to pay to our annuity policyholders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency, when applicable. These assumptions are based on our historical experience.

(2)
Amount shown is net of equity investments in the capital trusts due to the contractual right of offset upon repayment of the notes.

New Accounting Pronouncements

        In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133 ("SFAS 161"). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for and affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. SFAS 161 is effective for our fiscal 2009 financial statements. The format and specific disclosures related to our derivative activity will depend upon the nature of our derivative activity at that time.

        In May 2008, the FASB issued FASB Staff Position ("FSP") No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not allowed. This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for us beginning January 1, 2009 and will be applied retrospectively to all periods presented and impacts our contingent convertible senior notes (see note 8 to our audited consolidated financial statements). The cumulative effect of the change in accounting principle on periods prior to those presented shall be recognized as of the beginning of the first period presented through a reduction in the corresponding notes payable balance. An offsetting adjustment shall be made to the opening balance of retained earnings and additional paid-in capital for that period, presented separately. We believe that the impact of the adoption of FSP APB 14-1 is to increase non-cash interest expense using the effective interest method by approximately $4.3 million, $4.7 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively, from the amounts currently reported as well as decrease the gain on the retirement of convertible senior notes in 2008 by approximately $3.9 million.

        Additionally, we expect that the approximate balance sheet effect of applying this FSP will increase (decrease) line items as follows:

	December 31,
	2008	2007	2006
	(Dollars in thousands)
Assets:
Deferred income taxes	$(2,500)	$(7,900)	$(9,500)
Liabilities:
Notes payable	(7,900)	(16,500)	(21,200)
Stockholders' equity:
Additional paid-in capital	17,500	15,300	15,300
Retained earnings	(17,900)	(6,600)	(3,500)

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

        Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures and borrowings under our revolving line of credit. Our floating rate trust preferred securities issued by Trust III, IV, VII, VIII, IX, X, XI (beginning on December 31, 2010) and XII bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $144.5 million at December 31, 2008, of which $80 million had been swapped to fixed rates (see note 8 to our audited consolidated financial statements). The applicable interest rate on our borrowings under our revolving line of credit is floating at LIBOR plus 0.80% or the greater of prime rate or federal funds rate plus 0.50%, as elected by us. Subsequent to December 31, 2008, we swapped the floating interest rate to fixed rates on the borrowings outstanding on our revolving line of credit (see note 9 to our audited consolidated financial statements). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

        If interest rates were to increase 10% (27 basis points) from levels at December 31, 2008, we estimate that the fair value of our fixed maturity securities would decrease by approximately $181.1 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be an increase of $38.0 million in the accumulated other comprehensive loss and a decrease to stockholders' equity. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition—Liquidity for Insurance Operations for a further discussion of the liquidity risk.

        At December 31, 2008, 65% of our fixed income securities have call features and 14% were subject to call redemption. Another 48% will become subject to call redemption through December 31, 2009. During the years ended December 31, 2008 and 2007, we received $2.8 billion and $131.3 million, respectively, in net redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on our annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At

December 31, 2008, approximately 98% of our annuity liabilities are subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.

        With respect to our index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products. For the years ended December 31, 2008, 2007 and 2006, the annual index credits to policyholders on their anniversaries were $33.3 million, $403.4 million and $219.6 million, respectively. Proceeds received at expiration or gains recognized upon early termination of these options related to such credits were $26.2 million, $392.1 million and $214.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The difference between proceeds received at expiration or gains recognized upon early termination of these options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us.

        Within our hedging process we purchase options out of the money to the extent of anticipated minimum guaranteed interest on index policies. On the anniversary dates of the index policies, we purchase new one-year call options to fund the next annual index credits. The risk associated with these prospective purchases is the uncertainty of the cost, which will determine whether we are able to earn our spread on our index business. We manage this risk through the terms of our index annuities, which permit us to change annual participation rates, asset fees, and caps, subject to contractual features. By modifying caps, participation rates or asset fees, we can limit option costs to budgeted amounts, except in cases where the contractual features would prevent further modifications. Based upon actuarial testing which we conduct as a part of the design of our index products and on an ongoing basis, we believe the risk that contractual features would prevent us from controlling option costs is not material.

Item 8.    Consolidated Financial Statements and Supplementary Data

        The consolidated financial statements are included as a part of this report on Form 10-K on pages F-1 through F-42.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures.

        In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2008 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

        We determined that a material weakness in internal control over financial reporting that was identified as of December 31, 2007 was remediated at December 31, 2008 related to our accounting for policy benefit reserves for index annuities. Specifically, as of December 31, 2008, our implemented controls in the fourth quarter of 2007 to ensure the completeness and accuracy of data to calculate policy benefit reserves for index annuities in accordance with Statement of Financial Accounting

Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and policies to monitor the effectiveness of controls within the process for calculating policy benefit reserves for index annuities has operated for a sufficient period of time and the additional documentation and testing was complete to conclude as to their effectiveness.

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has determined that we maintained effective internal control over financial reporting as of December 31, 2008.

        The Company's independent registered public accounting firm, KPMG LLP, issued an attestation report on the effectiveness of management's internal control over financial reporting. This report appears on page F-2.

(c)
Changes in Internal Control over Financial Reporting.

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2008 which has not been previously reported.

PART III

        The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 4, 2009 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2008.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of March, 2009.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
By:	/s/ WENDY L. CARLSON Wendy L. Carlson President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date

/s/ WENDY L. CARLSON Wendy L. Carlson	President and Chief Executive Officer, (Principal Executive Officer)	March 16, 2009
/s/ JOHN M. MATOVINA John M. Matovina	Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 16, 2009
/s/ TED M. JOHNSON Ted M. Johnson	Vice President—Controller (Principal Accounting Officer)	March 16, 2009
/s/ ALEX M. CLARK Alex M. Clark	Director	March 16, 2009
/s/ JAMES M. GERLACH James M. Gerlach	Director	March 16, 2009
/s/ ROBERT L. HILTON Robert L. Hilton	Director	March 16, 2009
/s/ ROBERT L. HOWE Robert L. Howe	Director	March 16, 2009
/s/ A.J. STRICKLAND, III A.J. Strickland, III	Director	March 16, 2009
/s/ HARLEY A. WHITFIELD Harley A. Whitfield	Director	March 16, 2009
/s/ JOYCE A. CHAPMAN Joyce A. Chapman	Director	March 16, 2009
/s/ STEVEN G. CHAPMAN Steven G. Chapman	Director	March 16, 2009

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Equity Investment Life Holding Company

        We have audited the accompanying consolidated balance sheets of American Equity Investment Life Holding Company and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules listed in the Index on page F-1. We also have audited the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with the authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Note 1 to the consolidated financial statements, the Company has adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, effective January 1, 2008, and in 2006 the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

/s/ KPMG LLP
Des Moines, Iowa March 16, 2009

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2008	2007
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2008—$7,159,286; 2007—$5,120,268)	$6,629,046	$5,008,772
Held for investment, at amortized cost (fair value: 2008—$3,588,114; 2007—$5,212,815)	3,604,149	5,355,733
Equity securities, available for sale, at fair value (cost: 2008—$125,157; 2007—$105,155)	99,552	87,412
Mortgage loans on real estate	2,329,824	1,953,894
Derivative instruments	56,588	204,657
Policy loans	446	427

Total investments	12,719,605	12,610,895
Cash and cash equivalents	214,862	18,888
Coinsurance deposits	1,528,981	1,698,153
Accrued investment income	91,756	77,348
Deferred policy acquisition costs	1,579,871	1,272,108
Deferred sales inducements	843,377	588,473
Deferred income taxes	85,700	75,806
Income taxes recoverable	—	24,990
Other assets	23,661	27,711

Total assets	$17,087,813	$16,394,372

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

	December 31,
	2008	2007
Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$121,914	$109,570
Annuity products	15,687,625	14,602,210
Other policy funds and contract claims	111,205	120,186
Notes payable	258,462	268,339
Subordinated debentures	268,209	268,330
Amounts due under repurchase agreements	—	257,225
Income taxes payable	14,133	—
Other liabilities	134,060	156,877

Total liabilities	16,595,608	15,782,737
Stockholders' equity:
Common stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding 2008—50,739,355 shares (excluding 6,263,700 treasury shares); 2007—53,556,002 shares (excluding 3,329,718 treasury shares)	50,739	53,556
Additional paid-in capital	361,427	387,302
Unallocated common stock held by ESOP; 2008—588,312 shares; 2007—629,565 shares	(6,336)	(6,781)
Accumulated other comprehensive loss	(147,376)	(38,929)
Retained earnings	233,751	216,487

Total stockholders' equity	492,205	611,635

Total liabilities and stockholders' equity	$17,087,813	$16,394,372

See accompanying notes to consolidated financial statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Traditional life and accident and health insurance premiums	$12,512	$12,623	$13,622
Annuity product charges	52,671	45,828	39,472
Net investment income	822,077	719,916	677,638
Realized gains (losses) on investments	(187,093)	(3,882)	1,345
Change in fair value of derivatives	(372,009)	(59,985)	183,783
Gain on retirement of debt	13,651	—	—

Total revenues	341,809	714,500	915,860
Benefits and expenses:
Insurance policy benefits and change in future policy benefits	8,972	8,419	8,808
Interest credited to account balances	205,131	560,209	404,269
Amortization of deferred sales inducements	30,705	11,708	24,793
Change in fair value of embedded derivatives	(210,753)	(67,902)	151,057
Interest expense on notes payable	15,425	16,221	20,382
Interest expense on subordinated debentures	19,445	22,520	21,354
Interest expense on amounts due under repurchase agreements	8,207	15,926	32,931
Amortization of deferred policy acquisition costs	126,738	56,330	94,923
Other operating costs and expenses	52,633	48,230	40,418

Total benefits and expenses	256,503	671,661	798,935

Income before income taxes	85,306	42,839	116,925
Income tax expense	64,531	13,863	41,440

Net income	$20,775	$28,976	$75,485

Earnings per common share	$0.39	$0.51	$1.34
Earnings per common share—assuming dilution	$0.39	$0.50	$1.27
Weighted average common shares outstanding (in thousands):
Earnings per common share	53,750	56,760	56,243
Earnings per common share—assuming dilution	56,622	59,848	60,421

See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2005	$53,936	$380,698	$—	$(27,306)	$112,030	$519,358
Cumulative adjustment—SAB 108	—	—	—	—	5,848	5,848
Reclassification of equity awards	—	13,830	—	—	—	13,830
Comprehensive income:
Net income for year	—	—	—	—	75,485	75,485
Change in net unrealized investment gains/losses	—	—	—	(11,463)	—	(11,463)

Total comprehensive income						64,022
Conversion of $420 of subordinated debentures	52	346	—	—	—	398
Issuance of 19,500 shares of common stock	19	191	—	—	—	210
Settlement of option agreement, including excess income tax benefit	—	(1,580)	—	—	—	(1,580)
Acquisition of 1,073,365 shares of common stock	(1,073)	(11,887)	—	—	—	(12,960)
Share-based compensation	—	4,497	—	—	—	4,497
Issuance of 566,845 shares of common stock under compensation plans, including excess income tax benefits	567	3,549	—	—	—	4,116
Dividends on common stock ($0.05 per share)	—	—	—	—	(2,673)	(2,673)

Balance at December 31, 2006	53,501	389,644	—	(38,769)	190,690	595,066
Comprehensive income:
Net income for the year	—	—	—	—	28,976	28,976
Change in net unrealized investment gains/losses	—	—	—	(160)	—	(160)

Total comprehensive income						28,816
Conversion of $280 of subordinated debentures	35	245	—	—	—	280
Acquisition of 674,759 shares of common stock	(675)	(6,479)	—	—	—	(7,154)
Acquisition of 650,000 shares of common stock by ESOP	—	—	(7,001)	—	—	(7,001)
Allocation of 20,435 shares of common stock by ESOP, including excess income tax benefits	—	(7)	220	—	—	213
Share-based compensation, including excess income tax benefits	—	4,097	—	—	—	4,097
Issuance of 72,489 shares of common stock under compensation plans, including excess income tax benefits	72	425	—	—	—	497
Net issuance of 622,779 shares of common stock under stock option and warrant agreement	623	(623)	—	—	—	—
Dividends on common stock ($0.06 per share)	—	—	—	—	(3,179)	(3,179)

Balance at December 31, 2007	53,556	387,302	(6,781)	(38,929)	216,487	611,635

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Comprehensive loss:
Net income for the year	$—	$—	$—	$—	$20,775	$20,775
Change in net unrealized investment gains/losses	—	—	—	(108,447)	—	(108,447)

Total comprehensive loss						(87,672)
Conversion of $250 of subordinated debentures	31	182	—	—	—	213
Acquisition of 3,737,238 shares of common stock	(3,738)	(28,886)	—	—	—	(32,624)
Allocation of 41,253 shares of common stock by ESOP, including excess income tax benefits	—	(68)	445	—	—	377
Share-based compensation, including excess income tax benefits	—	3,471	—	—	—	3,471
Issuance of 889,729 shares of common stock under compensation plans, including excess income tax benefits	890	(574)	—	—	—	316
Dividends on common stock ($0.07 per share)	—	—	—	—	(3,511)	(3,511)

Balance at December 31, 2008	$50,739	$361,427	$(6,336)	$(147,376)	$233,751	$492,205

See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities
Net income	$20,775	$28,976	$75,485
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	205,131	560,209	404,269
Amortization of deferred sales inducements	30,705	11,708	24,793
Annuity product charges	(52,671)	(45,828)	(39,472)
Change in fair value of embedded derivatives	(210,753)	(67,902)	151,057
Increase in traditional life and accident and health insurance reserves	6,031	8,450	10,776
Policy acquisition costs deferred	(266,864)	(235,821)	(205,586)
Amortization of deferred policy acquisition costs	126,738	56,330	94,923
Provision for depreciation and other amortization	2,458	2,447	6,687
Amortization of discounts and premiums on investments	(260,412)	(255,328)	(248,746)
Gain on retirement of debt	(13,651)	—	—
Realized losses (gains) on investments	187,093	3,882	(1,345)
Change in fair value of derivatives	371,116	59,985	(183,783)
Deferred income taxes	48,500	(1,890)	21,296
Share-based compensation	3,291	3,995	4,497
Change in accrued investment income	(14,408)	(9,025)	(8,739)
Change in income taxes recoverable/payable	39,123	(20,464)	(2,697)
Change in other assets	500	1,820	(3,518)
Change in other policy funds and contract claims	(8,981)	(8,393)	2,192
Change in other liabilities	9,761	(10,059)	(45,032)
Other	(242)	209	—

Net cash provided by operating activities	223,240	83,301	57,057

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities—available for sale	1,486,554	233,645	386,896
Fixed maturity securities—held for investment	1,984,167	28,147	—
Equity securities, available for sale	13,528	18,559	58,095
Mortgage loans on real estate	126,181	166,996	132,902
Derivative instruments	30,263	445,337	246,409
Acquisitions of investments:
Fixed maturity securities—available for sale	(3,632,326)	(975,322)	(547,789)
Fixed maturity securities—held for investment	—	—	(176,169)
Equity securities, available for sale	(102,882)	(78,606)	(13,879)
Mortgage loans on real estate	(502,111)	(468,133)	(464,022)
Derivative instruments	(292,211)	(328,201)	(239,719)
Policy loans	(19)	(8)	(57)
Purchases of property, furniture and equipment	(341)	(697)	(378)

Net cash used in investing activities	(889,197)	(958,283)	(617,711)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$2,289,006	$2,144,682	$1,869,966
Coinsurance deposits	183,215	198,136	190,198
Return of annuity and single premium universal life policyholder account balances	(1,346,473)	(1,318,296)	(1,631,241)
Financing fees incurred and deferred	—	—	(1,782)
Proceeds from notes payable	70,000	5,000	—
Repayments of notes payable	(65,479)	(4,110)	(4,095)
Decrease in amounts due under repurchase agreements	(257,225)	(128,748)	(10,724)
Proceeds from issuance of subordinated debentures	—	—	40,000
Acquisition of common stock	(27,065)	(14,154)	(12,960)
Settlement of option agreement	—	—	(514)
Excess tax benefits realized from share-based compensation plans	313	251	2,812
Proceeds from issuance of common stock	219	353	2,424
Checks in excess of cash balance	18,931	(16,014)	36,797
Dividends paid	(3,511)	(3,179)	(2,673)

Net cash provided by financing activities	861,931	863,921	478,208

Increase (decrease) in cash and cash equivalents	195,974	(11,061)	(82,446)
Cash and cash equivalents at beginning of year	18,888	29,949	112,395

Cash and cash equivalents at end of year	$214,862	$18,888	$29,949

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$41,636	$53,208	$68,490
Income taxes	—	35,964	20,029
Non-cash operating activity:
Deferral of sales inducements	193,481	168,003	133,701
Non-cash financing activities:
Conversion of subordinated debentures	213	280	398
Stock acquired in satisfaction of obligations	5,559	—	—
Subordinated debentures issued to subsidiary trusts for common equity securities of the subsidiary trust	—	—	1,238

See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies

Nature of Operations

        American Equity Investment Life Holding Company (the Company), through its wholly-owned subsidiaries, American Equity Investment Life Insurance Company ("American Equity Life") and American Equity Investment Life Insurance Company of New York, is licensed to sell insurance products in 50 states and the District of Columbia at December 31, 2008. The Company formed a new wholly-owned life insurance company, Eagle Life Insurance Company ("Eagle Life"), on September 17, 2008. Eagle Life has not issued any insurance business. The Company operates solely in the insurance business.

        The Company primarily markets index and fixed rate annuities and to a lesser extent, life insurance. In connection with its reinsured group life business, the Company also collects renewal premiums on certain accident and health insurance policies. Premiums and deposits (net of coinsurance), which are not included as revenues in the accompanying consolidated statements of operations, collected in 2008, 2007 and 2006, by product category were as follows:

	Year Ended December 31,
Product Type	2008	2007	2006
	(Dollars in thousands)
Index Annuities:
Index Strategies	$1,303,343	$1,577,417	$1,159,035
Fixed Strategy	936,847	514,925	626,018

	2,240,190	2,092,342	1,785,053
Fixed Rate Annuities	47,506	50,561	82,054
Life Insurance	12,323	12,332	13,318
Accident and Health	189	291	304

	$2,300,208	$2,155,526	$1,880,729

        One national marketing organization through which the Company markets its products accounted for more than 10% of the annuity deposits and insurance premium collections during 2008, 2007 and 2006, representing 12%, 13% and 14% of the annuity deposits and insurance premiums collected, respectively.

Consolidation and Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: American Equity Life, American Equity Investment Life Insurance Company of New York, Eagle Life Insurance Company, American Equity Capital, Inc., American Equity Investment Properties, L.C. and American Equity Investment Service Company. All significant intercompany accounts and transactions have been eliminated.

Estimates and Assumptions

        The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Significant Accounting Policies (Continued)

date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are utilized in the calculation of deferred policy acquisition costs, deferred sales inducements, policy benefit reserves, valuation of derivatives, including embedded derivatives on index reserves and contingent convertible senior notes, valuation of investments, other than temporary impairment of investments, impairments of mortgage loans and valuation allowances on deferred tax assets. A description of each critical estimate is incorporated within the discussion of the related accounting policies which follow. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized.

Investments

        Fixed maturity securities (bonds and redeemable preferred stocks maturing more than one year after issuance) that may be sold prior to maturity are classified as available for sale. Available for sale securities are reported at fair value and unrealized gains and losses, if any, on these securities are included directly in a separate component of stockholders' equity, net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements. Fair values, as reported herein, of fixed maturity and equity securities are based on quoted market prices in active markets when available, or for those fixed maturity securities not actively traded, yield data and other factors relating to instruments or securities with similar characteristics are used. See note 2 for more information on assumptions and valuation models used. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities' expected lives. Amortization/accrual of premiums and discounts on mortgage and asset-backed securities incorporate prepayment assumptions to estimate the securities' expected lives. Interest income is recognized as earned.

        Fixed maturity securities that the Company has the positive intent and ability to hold to maturity are classified as held for investment. Such securities may, at times, be called prior to maturity. Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the fair value of these securities, except for declines that are other than temporary, are not reflected in the Company's consolidated financial statements. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities' expected lives.

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

        The carrying amounts of the Company's impaired investments in fixed maturity and equity securities are reviewed on an ongoing basis for credit deterioration and changes in market interest rates. If this review indicates a decline in fair value that is other than temporary, the Company's carrying amount in the investment is reduced to its estimated fair value and a specific write down is taken through operations as realized losses. Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. The Company would recognize impairment of securities due to changing of interest rates only if the Company no longer had the intent

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Significant Accounting Policies (Continued)

and ability to hold the securities until recovery or maturity. Factors considered in evaluating whether a decline in value is other than temporary due to credit deterioration include:

  •
  the length of time and the extent to which the fair value has been less than cost;

  •
  whether the issuer is current on all payments and all contractual payments have been made as agreed;

  •
  the remaining payment terms and the financial condition and near-term prospects of the issuer;

  •
  the lack of ability to refinance due to liquidity problems in the credit market;

  •
  the fair value of any underlying collateral;

  •
  the existence of any credit protection available;

  •
  the Company's intent and ability to retain the investment for a period of time sufficient to allow for recovery;

  •
  consideration of rating agency actions;

  •
  changes in estimated cash flows of asset-backed and mortgage-backed securities; and

  •
  the Company's assessment in the case of equity securities including perpetual preferred stocks that the security cannot recover to cost in a reasonable period of time.

        Further deterioration in credit quality of the companies backing the Company's investment securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these investment securities and increase the potential that certain unrealized losses be recognized as other than temporary impairments in the future.

        Mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts. Interest income is recorded when earned. The Company evaluates the mortgage loan portfolio for the establishment of a loan loss reserve by specific identification of impaired loans and the measurement of an estimated loss for each impaired loan identified and an analysis of the mortgage loan portfolio for the need of a general loan allowance for probable losses on all loans. If the Company determines that the value of any specific mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or the fair value of the underlying collateral. The amount of the general loan allowance, if any, is based upon the Company's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. The carrying value of impaired loans is reduced by the establishment of a valuation allowance, changes to which are recognized as realized gains or losses on investments. Interest income on impaired loans is recorded on a cash basis.

        Policy loans are reported at unpaid principal.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Significant Accounting Policies (Continued)

Derivative Instruments

        The Company's derivative instruments include interest rate swaps entered into to manage interest rate risk associated with the floating rate component on certain of its subordinated debentures, call options used to fund index credits and certain other derivative instruments embedded in other contracts. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), all of the Company's derivative instruments are recognized in the balance sheet at fair value and changes in fair value are recognized immediately in operations. See note 4 for more information on derivative instruments.

Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Deferred Policy Acquisition Costs and Deferred Sales Inducements

        To the extent recoverable from future policy revenues and gross profits, certain costs that vary with and are directly related to the production of new business are not expensed when incurred but instead are capitalized as deferred policy acquisition costs or deferred sales inducements. Deferred policy acquisition costs and deferred sales inducements are subject to loss recognition testing on a quarterly basis or when an event occurs that may warrant loss recognition. Deferred policy acquisition costs consist primarily of commissions and certain costs of policy issuance. Deferred sales inducements consist of first-year premium and interest bonuses credited to policyholder account balances.

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

Future Policy Benefit Reserves

        Future policy benefit reserves for index annuities are equal to the sum of the fair value of the embedded derivatives, accumulated index credits and the host contract reserve computed using a method similar to that used for annuity products. Future policy benefit reserves for other annuity products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. For the years ended December 31, 2008, 2007 and 2006, interest

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Significant Accounting Policies (Continued)

crediting rates for these products ranged from 3.4% to 11.5%. These rates include first-year interest bonuses capitalized as deferred sales inducements.

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

        Certain group policies include provisions for annual experience refunds of premiums equal to net premiums received less a 16% administrative fee and less claims incurred. Such amounts (2008—$0.2 million; 2007—$0.3 million; and 2006—$0.1 million) are reported as a reduction of traditional life and accident and health insurance premiums in the consolidated statements of operations.

Deferred Income Taxes

        Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. Deferred income tax assets are subject to ongoing evaluation of whether such assets will more likely than not be realized. The realization of deferred income tax assets primarily depends on generating future taxable income during the periods in which temporary differences become deductible. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In making such a determination, all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations, is considered. The realization of deferred income tax assets related to unrealized losses on available for sale fixed maturity securities is also based upon the Company's intent and ability to hold those securities for a period of time sufficient to allow for a recovery in fair value and not realize the unrealized loss.

Recognition of Premium Revenues and Costs

        Revenues for annuity products include surrender charges assessed against policyholder account balances during the period. Expenses related to annuity products include interest credited to policyholder account balances and the change in fair value of embedded derivatives within index annuity contracts.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Significant Accounting Policies (Continued)

        Traditional life and accident and health insurance premiums are recognized as revenues over the premium-paying period. Future policy benefits are recognized as expenses over the life of the policy by means of the provision for future policy benefits.

        All insurance-related revenues, including the change in the fair value of derivatives for call options related to the business ceded under coinsurance agreements (see note 6), benefits, losses and expenses are reported net of reinsurance ceded.

Comprehensive Income (Loss)

        Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. Other comprehensive income excludes net realized investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $(187.1) million, $(3.9) million and $1.4 million in 2008, 2007 and 2006, respectively. Such amounts, which have been measured through the date of sale, are net of adjustments to deferred policy acquisition costs, deferred sales inducements and income taxes totaling $(94.6) million in 2008, $(2.2) million in 2007 and $0.9 million in 2006.

Adopted Accounting Pronouncements

        Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be reported at fair value. There was no impact on the consolidated financial statements upon the adoption of SFAS 159 as the Company did not elect to report any assets or liabilities at fair value that were eligible to be reported at fair value.

        Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. For assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to initial recognition, the reporting entity shall disclose information that enables financial statement users to assess the inputs used to develop those measurements. For recurring fair value measurements using significant unobservable inputs, the reporting entity shall disclose the effect of the measurements on earnings for the period. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The adoption of SFAS 157 primarily resulted in a change prospectively beginning on January 1, 2008 in the discount rates used in the calculation of the fair values of the embedded derivative component of the Company's policy benefit reserves for index annuities from risk-free interest rates to interest rates that include non performance risk related to those liabilities. SFAS 157 was adopted prospectively on January 1, 2008 and the changes in the discount rates resulted in a decrease in reserves on January 1, 2008 of $150.6 million. The net income impact of this decrease in reserves net of the related adjustments in amortization of deferred sales inducements and deferred policy acquisition costs and income taxes was $40.7 million.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Significant Accounting Policies (Continued)

        In October 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active ("FSP FAS No. 157-3"). FSP FAS No. 157-3 was effective upon issuance, and applies to periods for which financial statements have not been issued. The FSP's guidance clarifies various application issues with respect to the objective of a fair value measurement, distressed transactions, relevance of observable data, and the use of management's assumptions. The Company adopted FSP FAS No. 157-3 in the preparation of its September 30, 2008 financial statements; however, adoption did not have a material effect on the results of operations or financial position of the Company. The Company's expanded disclosures as a result of SFAS 157 are included in Note 3—Fair Values of Financial Instruments.

        Effective January 1, 2007, the Company adopted Statement of Position ("SOP") 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1") issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred policy acquisition costs and deferred sales inducements on internal replacements of insurance contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. There was no impact on the consolidated financial statements upon the adoption of SOP 05-1.

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

        Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 ("FIN 48"). FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under FIN 48, a tax position can be recognized in the financial statements if it is more likely than not that the position will be sustained upon examination by taxing authorities who have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company's policy is to record the interest and penalties on tax obligations on the income tax expense line on the consolidated statements of operations. There was no impact of adopting FIN 48 to the 2007 consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Significant Accounting Policies (Continued)

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"), to address diversity in practice in quantifying financial statement misstatements. SAB 108 required an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 was effective for years ending after November 15, 2006. SAB 108 allowed a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance of SAB 108. The Company adopted the provisions of SAB 108 and recorded a $5.8 million cumulative adjustment to the January 1, 2006 retained earnings for items considered immaterial under the Company's previous method of evaluating misstatements.

New Accounting Pronouncements

        In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133 ("SFAS 161"). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for and affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. SFAS 161 is effective for the Company's 2009 financial statements. The format and specific disclosures related to the Company's derivative activity will depend upon the nature of its derivative activity at that time.

        In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not allowed. This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for the Company beginning January 1, 2009, and will be applied retrospectively to all periods presented and impacts the Company's contingent convertible senior notes (see note 8). The cumulative effect of the change in accounting principle on periods prior to those presented shall be recognized January 1, 2006, through a reduction in the corresponding notes payable balance. An offsetting adjustment shall be made to the opening balance of retained earnings and additional paid-in capital for that period, presented separately. The Company believes that the impact of the adoption of FSP APB 14-1 is to increase interest expense on a non-cash basis using the effective interest method by approximately $4.3 million, $4.7 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively, from the amounts currently reported, as well as decrease the gain on the retirement of

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Significant Accounting Policies (Continued)

convertible senior notes by approximately $3.9 million in 2008. Additionally, the Company expects that the approximate balance sheet effect of applying this FSP will increase (decrease) line items as follows:

	December 31,
	2008	2007	2006
	(Dollars in thousands)
Assets
Deferred income taxes	$(2,500)	$(7,900)	$(9,500)
Liabilities:
Notes payable	(7,900)	(16,500)	(21,200)
Stockholders' equity:
Additional paid-in capital	17,500	15,300	15,300
Retained earnings	(17,900)	(6,600)	(3,500)

2.    Fair Values of Financial Instruments

        SFAS No. 107, Disclosures About Fair Value of Financial Instruments (SFAS 107) requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate value. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements and allows companies to forego the disclosures when those estimates can only be made at excessive cost.

        SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. Three levels of fair value hierarchy were established by SFAS 157 to set priority for use of inputs in determining fair value. The highest level inputs (Level 1) are quoted prices in active markets for identical assets. Level 2 inputs are observable market data other than Level 1 inputs such as quoted prices for similar assets, quoted prices for identical or similar assets in markets that are not active and inputs other than quoted prices (interest rates, yield curves, etc.). Level 3 inputs are the Company's own assumptions about what a market participant would use in determining fair value such as estimated future cash flows.

        The Company's assessment of all available data when determining fair value of its investments is necessary to appropriately apply SFAS 157. The first step in the Company's process of determining fair value of its investments is obtaining quotes for each individual investment from an independent broker. These quotes are non-binding, but they are determined based on observable market data. The process that the independent broker uses for determining fair value begins with obtaining prices from an independent pricing service. The broker then evaluates other observable market data to determine if that price should be modified for facts and circumstances that may have not been considered by the pricing service. Inputs used by both the broker and the pricing service include market information, such as yield data, and other factors relating to instruments or securities with similar characteristics.

        The Company reviews the prices received from the independent broker to ensure that the prices represent a reasonable estimate of fair value. This process involves quantitative and qualitative analysis and is overseen by the Company's investment department. This review process includes, but is not limited to, initial and on-going review of methodologies used by the independent broker, review of pricing statistics and trends, back testing recent trades, comparing prices to those obtained from other

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Fair Values of Financial Instruments (Continued)

third party pricing services, reviewing cash flow activity in the subsequent period, monitoring credit rating upgrades and downgrades and monitoring of trading volumes. Most all of the information used by the pricing service and the independent broker can be corroborated by the Company's procedures of investigating market data and tying that data to the facts utilized by the broker.

        The fixed income markets in 2008 experienced a period of extreme volatility and limited market liquidity conditions, which affected a broad range of asset classes and sectors. In addition, there were credit downgrade events and an increased probability of default for many fixed income instruments. These volatile market conditions increased the difficulty of valuing certain instruments as trading was less frequent and/or market data was less observable. There were certain instruments that were in active markets with significant observable data that became illiquid due to the current financial environment or market conditions. As a result, certain valuations require greater estimation and judgment as well as valuation methods which are more complex. These values may not ultimately be realizable in a market transaction, and such values may changes very rapidly as market conditions change and valuation assumptions are modified.

        The following methods and assumptions were used by the Company in estimating the fair values of financial instruments during the year ended December 31, 2008. In prior years, the Company used similar methodologies but no adjustments were made for credit risk or adverse deviation.

        Fixed maturity securities:    The fair values of fixed maturity securities are obtained from third parties and are based on quoted market prices when available. The third parties use yield data and other factors relating to instruments or securities with similar characteristics to determine fair value for securities that are not actively traded.

        Equity securities:    The fair values of equity securities are based on quoted market prices.

        Mortgage loans on real estate:    Discounted expected cash flows using current competitive market interest rates currently being offered for similar loans.

        Derivative instruments:    The fair values of the Company's derivative instruments are based on quoted market prices from the counterparties, adjusted for the credit risk of the counterparty.

        Policy loans:    The Company has not attempted to determine the fair values associated with its policy loans, as management believes any differences between the Company's carrying value and the fair values afforded these instruments are immaterial to the Company's financial position and, accordingly, the cost to provide such disclosure is not worth the benefit to be derived.

        Cash and cash equivalents:    Amounts reported in the consolidated balance sheets for these instruments are reported at their historical cost which approximates fair value due to the nature of the assets assigned to this category.

        Annuity policy benefit reserves and coinsurance deposits:    Fair values of the Company's liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities), are stated at the cost the Company would incur to extinguish the liability (i.e., the cash surrender value). The coinsurance deposits related to the annuity benefit reserves have fair values determined in a similar fashion. The Company is not required to and has not estimated the fair value of its liabilities under other contracts.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Fair Values of Financial Instruments (Continued)

        Notes payable and amounts due under repurchase agreements:    The fair value of the contingent convertible senior notes is based upon quoted market prices. Fair values for other notes payable with fixed interest rates are estimated by discounting expected cash flows using current market interest rates currently being offered for similar securities. The amounts reported in the consolidated balance sheets for short term indebtedness under repurchase agreements with variable interest rates approximate their fair values.

        Subordinated debentures:    The carrying amount of subordinated debentures with variable interest rates reported in the consolidated balance sheets approximates fair value. Fair values for subordinated debentures with fixed interest rates are estimated by discounting expected cash flows using current market interest rates currently being offered for similar securities.

        The following sets forth a comparison of the fair values and carrying amounts of the Company's financial instruments:

	December 31,
	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$6,629,046	$6,629,046	$5,008,772	$5,008,772
Held for investment	3,604,149	3,588,114	5,355,733	5,212,815
Equity securities, available for sale	99,552	99,552	87,412	87,412
Mortgage loans on real estate	2,329,824	2,284,583	1,953,894	1,981,078
Derivative instruments	56,588	56,588	204,657	204,657
Policy loans	446	446	427	427
Cash and cash equivalents	214,862	214,862	18,888	18,888
Coinsurance deposits	1,528,981	1,366,149	1,698,153	1,492,095
Liabilities
Annuity benefit reserves	15,809,539	13,391,244	14,711,780	12,576,011
Notes payable	258,462	193,267	268,339	253,712
Subordinated debentures	268,209	248,283	268,330	261,558
Amounts due under repurchase agreements	—	—	257,225	257,225

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

Level 1—	Quoted prices are available in active markets for identical financial instruments as of the reporting date. The types of financial instruments included in Level 1 are listed equities and non-interest bearing cash. As required by SFAS 157, the Company does not adjust the quoted price for these financial instruments, even in situations where it holds a large position and a sale could reasonably impact the quoted price.
Level 2—
Quoted prices in active markets for similar financial instruments, quoted prices for identical or similar financial instruments in markets that are not active; and models and other valuation methodologies using inputs other than quoted prices that are observable. The types of financial instruments included in Level 2 are U.S. Government sponsored agency securities, corporate preferred securities, corporate bonds and mortgage and asset-backed securities.
Level 3—
Models and other valuation methodologies using significant inputs that are unobservable for financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in Level 3 are securities for which no market activity or data exists, and for which the Company used discounted expected future cash flows with unobservable inputs to determine fair value based on a market participant.

        The following valuation techniques were used by the Company in estimating the fair values of financial instruments:

  1.
  Fair values of fixed maturity securities are obtained primarily from a broker who starts by obtaining a price from an independent pricing source and adjusts for observable data. These prices from the independent broker undergo evaluation by the Company's internal investment professionals. The Company generally obtains one price per security, which is compared to relevant credit information, perceived market movements and sector news. Market indices of similar rated asset class spreads are considered for valuations and broker indications of similar securities are compared. If the issuer has had trades in similar debt outstanding but not necessarily the same rank in the capital structure, spread information is used to support fair value. If discrepancies are identified, additional quotes are obtained and the quote that best reflects a fair value exit price at the reporting date is selected.

  2.
  Amounts reported as fair value of embedded derivatives are estimated by projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and discounting the excess of the projected contract value amounts. The projections of the policy contract values are based on best estimate assumptions for future policy growth and future policy decrements. Best estimate assumptions for future policy growth include assumptions for the expected index credit on the next policy anniversary date which are

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Fair Values of Financial Instruments (Continued)

    derived from the fair values of the underlying call options purchased to fund such index credits and the expected costs of annual call options that will be purchased in the future to fund index credits beyond the next policy anniversary. The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as were used to project policy contract values. Increases or decreases in the fair value of embedded derivatives generally correspond to increases or decreases in the fair values of call options purchased to fund the annual index credits and changes in the discount rates used to discount the excess of the projected policy contract values over the projected minimum guaranteed contract values. The fair value of the embedded derivatives is adjusted for the non performance risk of the Company.

        In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

        The Company's assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2008 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets
Fixed maturity and equity securities, available for sale	$6,728,598	$172,904	$6,535,612	$20,082
Derivative instruments	56,588	—	56,588	—
Cash and cash equivalents	214,862	214,862	—	—

	$7,000,048	$387,766	$6,592,200	$20,082

Liabilities
Embedded derivatives	$998,015	$—	$—	$998,015

        The securities transferred to Level 3 during the year ended December 31, 2008 are private issue corporate bonds that were being priced using market data of comparable debt securities with similar credit ratings and industries. During 2008, the issuers became insolvent and fair value is being determined using an income approach by discounting expected future cash flows based on projected cash settlements of probable events that the Company believes a market participant would expect to take place. In addition, two mortgage-backed securities were downgraded to the extent that observable market data was not available and the Company determined their fair value using an income approach as well.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Fair Values of Financial Instruments (Continued)

        The following tables provide a reconciliation of the beginning and ending balances for the Company's Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs, for the year ended December 31, 2008:

Year Ended December 31, 2008
Available for sale securities
Beginning balance	$—
Transfers in to Level 3	29,398
Total gains (losses) (realized/unrealized)
Included in other comprehensive income	132
Included in earnings	(9,448)

$20,082

        Realized losses of $9.5 million for the year ended December 31, 2008 are included in realized gains (losses) on investments in the consolidated statements of operations. The realized losses are the result of other than temporary impairments.

Year Ended December 31, 2008
Embedded Derivatives
Beginning balance	$1,432,746
Premiums less benefits	41,250
Change in unrealized gains, net	(475,981)

$998,015

        Change in unrealized gains, net of $476.0 million for the year ended December 31, 2008, are included in change in fair value of embedded derivatives in the consolidated statements of operations.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    Investments

        At December 31, 2008 and 2007, the amortized cost and estimated fair value of fixed maturity securities and equity securities were as follows:

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$21,664	$515	$(129)	$22,050
United States Government sponsored agencies	3,090,458	15,528	(1,133)	3,104,853
Corporate securities, including redeemable preferred stocks	1,951,308	14,939	(277,378)	1,688,869
Mortgage and asset-backed securities	2,095,856	6,055	(288,637)	1,813,274

	$7,159,286	$37,037	$(567,277)	$6,629,046

Held for investment:
United States Government sponsored agencies	$3,528,628	$6,421	$(4,984)	$3,530,065
Redeemable preferred stock	75,521	—	(17,472)	58,049

	$3,604,149	$6,421	$(22,456)	$3,588,114

Equity securities, available for sale:
Non-redeemable preferred stocks	$95,939	$—	$(25,624)	$70,315
Common stocks	29,218	373	(354)	29,237

	$125,157	$373	$(25,978)	$99,552

December 31, 2007
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$21,460	$130	$(1,708)	$19,882
United States Government sponsored agencies	2,957,071	1,596	(30,090)	2,928,577
Corporate securities, including redeemable preferred stocks	1,405,062	8,296	(69,630)	1,343,728
Mortgage and asset-backed securities	736,675	4,656	(24,746)	716,585

	$5,120,268	$14,678	$(126,174)	$5,008,772

Held for investment:
United States Government sponsored agencies	$5,280,332	$426	$(133,206)	$5,147,552
Redeemable preferred stock	75,401	—	(10,138)	65,263

	$5,355,733	$426	$(143,344)	$5,212,815

Equity securities, available for sale:
Non-redeemable preferred stocks	$83,485	$48	$(14,700)	$68,833
Common stocks	21,670	124	(3,215)	18,579

	$105,155	$172	$(17,915)	$87,412

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    Investments (Continued)

        During 2008, the Company received $2.8 billion in net redemption proceeds related to calls of its callable United States Government sponsored agency securities, of which $2.0 billion were classified as held for investment. The Company reinvested the proceeds from these redemptions primarily in mortgage-backed securities classified as available for sale. At December 31, 2008, 65% of the Company's fixed income securities have call features and 14% were subject to call redemption. Another 48% will become subject to call redemption during 2009.

        The amortized cost and estimated fair value of fixed maturity securities at December 31, 2008, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company's mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available for sale		Held for investment
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one year through five years	$313,611	$282,869	$—	$—
Due after five years through ten years	797,903	728,597	—	—
Due after ten years through twenty years	2,259,872	2,211,963	805,170	801,384
Due after twenty years	1,692,044	1,592,343	2,798,979	2,786,730

	5,063,430	4,815,772	3,604,149	3,588,114
Mortgage-backed and asset-backed securities	2,095,856	1,813,274	—	—

	$7,159,286	$6,629,046	$3,604,149	$3,588,114

        Net unrealized losses on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	December 31,
	2008	2007
	(Dollars in thousands)
Net unrealized losses on available for sale fixed maturity securities and equity securities	$(555,845)	$(129,239)
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	329,113	69,348
Deferred income tax benefit	79,356	20,962

Net unrealized losses reported as accumulated other comprehensive loss	$(147,376)	$(38,929)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

        The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 394 and 352 securities, respectively) have been in a continuous unrealized loss position, at December 31, 2008 and 2007:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2008
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$—	$—	$18,645	$(129)	$18,645	$(129)
United States Government sponsored agencies	60,475	(57)	298,925	(1,076)	359,400	(1,133)
Corporate securities, including redeemable preferred stocks:
Finance, insurance and real estate	205,148	(44,478)	146,226	(46,761)	351,374	(91,239)
Manufacturing, construction and mining	294,428	(37,589)	65,578	(27,978)	360,006	(65,567)
Utilities and related sectors	192,110	(22,816)	116,173	(32,307)	308,283	(55,123)
Wholesale/retail trade	120,056	(16,557)	11,825	(9,680)	131,881	(26,237)
Services, media and other	119,297	(22,425)	79,664	(16,787)	198,961	(39,212)
Mortgage and asset-backed securities	1,117,973	(221,480)	297,442	(67,157)	1,415,415	(288,637)

	$2,109,487	$(365,402)	$1,034,478	$(201,875)	$3,143,965	$(567,277)

Held for investment:
United States Government sponsored agencies	$—	$—	$360,016	$(4,984)	$360,016	$(4,984)
Redeemable preferred stock:
Finance, insurance and real estate	—	—	58,049	(17,472)	58,049	(17,472)

	$—	$—	$418,065	$(22,456)	$418,065	$(22,456)

Equity securities, available for sale	$30,093	$(14,360)	$20,358	$(11,618)	$50,451	$(25,978)

December 31, 2007
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$16,987	$(1,708)	$—	$—	$16,987	$(1,708)
United States Government sponsored agencies	134,683	(317)	2,067,137	(29,773)	2,201,820	(30,090)
Corporate securities, including redeemable preferred stocks:
Finance, insurance and real estate	148,988	(15,387)	191,961	(21,120)	340,949	(36,507)
Manufacturing, construction and mining	109,378	(2,877)	85,911	(9,782)	195,289	(12,659)
Utilities and related sectors	83,552	(2,642)	88,025	(7,445)	171,577	(10,087)
Wholesale/retail trade	24,027	(91)	54,447	(3,927)	78,474	(4,018)
Services, media and other	76,233	(2,149)	33,072	(4,210)	109,305	(6,359)
Mortgage and asset-backed securities	114,401	(1,336)	356,137	(23,410)	470,538	(24,746)

	$708,249	$(26,507)	$2,876,690	$(99,667)	$3,584,939	$(126,174)

Held for investment:
United States Government sponsored agencies	$—	$—	$4,777,405	$(133,206)	$4,777,405	$(133,206)
Redeemable preferred stock:
Finance, insurance and real estate	65,263	(10,138)	—	—	65,263	(10,138)

	$65,263	$(10,138)	$4,777,405	$(133,206)	$4,842,668	$(143,344)

Equity securities, available for sale	$72,897	$(17,915)	$—	$—	$72,897	$(17,915)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

        The following is a description of the factors causing the unrealized losses by investment category as of December 31, 2008:

        United States Government full faith and credit and United States Government sponsored agencies: These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates. The unrealized losses on these securities as of December 31, 2008 have improved due to the significant reduction in U.S. Treasury interest rates during 2008. While the decline in risk-free interest rates have provided benefit to these securities, current spreads on agency securities compared to U.S. Treasury securities continue to remain wide from a historic perspective. The continued uncertainty surrounding economic conditions has resulted in an extended period of wider agency spreads relative to U.S. Treasury securities which may likely continue for most of 2009.

        Corporate securities, including redeemable preferred stocks:    The unrealized losses in these securities are due to a dramatic widening in credit spreads as the result of diminished liquidity and instability in the financial credit markets. Credit spreads at year end are wider than the Company would expect given current default rates and are likely more reflective of supply and demand imbalances. Risk aversion remains high because of the financial crisis and global recession fears, despite continued government action to calm the markets.

        Mortgage and asset-backed securities:    At December 31, 2008, the Company had no exposure to subprime mortgage-backed securities. Substantially all of the securities that the Company owns are in the highest rated tranche of the pool in which they are structured and are not subordinated to any other tranche. The Company's "Alt-A" mortgage-backed securities are comprised of 34 securities with a total amortized cost basis of $542.9 million and a fair value of $458.6 million. Unrealized losses in residential mortgage-backed securities have increased as mortgage spreads have widened as Fannie Mae and Freddie Mac slipped into government receivership in 2008 due to increased capital concerns. Despite government efforts, increased foreclosures and bankruptcies during the fourth quarter have caused additional spread widening.

        Equity securities:    The unrealized loss on equity securities, which includes exposure to REITS, investment banks and finance companies, is due to the instability in the financial markets and a further deterioration in the economy. A deepening recession due to tight credit markets and a difficult housing market have raised concerns in regard to earnings and dividend stability in many companies which directly affect the values of these securities.

        Where the decline in market value of debt securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening, and the Company anticipates recovery of all contractual or expected cash flows, it does not consider these investments to be other than temporarily impaired because the Company has the ability and intent to hold these investments until a recovery of amortized cost, which may be maturity. Where there is a decline in the market value of equity securities, other than temporary impairment is not recognized when the Company anticipates a recovery of cost within a reasonable period of time.

        Approximately 79% of the unrealized losses on fixed maturity securities shown in the above table for December 31, 2008 are on securities that are rated investment grade, defined as being the highest two National Association of Insurance Commissioners ("NAIC") designations. Approximately 21% of the unrealized losses on fixed maturity securities shown in the above table for December 31, 2008 are

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

on securities rated below investment grade. All of the securities with unrealized losses are current with respect to the payment of principal and interest

        Components of net investment income are as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Fixed maturity securities	$674,674	$602,689	$575,931
Equity securities	11,512	5,428	2,842
Mortgage loans on real estate	137,588	114,246	100,334
Cash and cash equivalents	1,192	915	1,089
Other	418	466	1,202

	825,384	723,744	681,398
Less investment expenses	(3,307)	(3,828)	(3,760)

Net investment income	$822,077	$719,916	$677,638

        Proceeds from sales of available for sale fixed maturity securities for the years ended December 31, 2008, 2007 and 2006 were $580.9 million, $29.5 million and $350.2 million, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the years ended December 31, 2008, 2007 and 2006 were $905.7 million, $204.2 million and $36.7 million, respectively. Calls of held for investment fixed maturity securities for the year ended December 31, 2008 and 2007 were $2.0 billion and $28.2 million, respectively. There were no calls of held for investment fixed maturity securities for the year ended December 31, 2006.

        Net realized gains (losses) on investments for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$5,852	$931	$4,628
Gross realized losses	(589)	(88)	(3,054)
Writedowns (other than temporary impairments)	(123,131)	(3,948)	(1,337)

	(117,868)	(3,105)	237
Equity securities:
Gross realized gains	292	232	1,208
Gross realized losses	—	(574)	(100)
Writedowns (other than temporary impairments)	(69,517)	(435)	—

	(69,225)	(777)	1,108

	$(187,093)	$(3,882)	$1,345

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

        Changes in net unrealized losses on investments for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$(126,883)	$113,991	$(144,097)

Investments carried at estimated fair value:
Fixed maturity securities, available for sale	$(418,744)	$8,657	$(34,677)
Equity securities, available for sale	(7,862)	(17,255)	2,726

	(426,606)	(8,598)	(31,951)
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	259,765	8,351	14,317
Deferred income tax asset	58,394	87	6,171

	318,159	8,438	20,488

Decrease in net unrealized losses on investments carried at fair value	$(108,447)	$(160)	$(11,463)

        The Company's mortgage loan portfolio totaled $2.3 billion and $2.0 billion at December 31, 2008 and 2007, respectively, with commitments outstanding of $41.4 million at December 31, 2008. The portfolio consists of commercial mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. The Company's mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to reduce the risk of default. There was no specific loan loss allowance on any individual loans and no general loan loss allowance during 2008, 2007 and 2006. At December 31, 2008, the Company has one loan with a principal balance of $3.2 million that was in default which the Company has started foreclosure proceedings on. The Company has not recorded a specific loan loss reserve for this loan based upon a current appraisal of

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

the underlying property compared to the principal balance of the loan. The commercial mortgage loan portfolio is summarized by geographic region and property type as follows:

	December 31,
	2008		2007
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$537,303	23.1%	$458,418	23.5%
Middle Atlantic	161,222	6.9%	133,662	6.8%
Mountain	386,988	16.6%	310,244	15.9%
New England	44,517	1.9%	45,618	2.3%
Pacific	194,301	8.3%	141,264	7.2%
South Atlantic	421,507	18.1%	344,800	17.7%
West North Central	397,375	17.1%	356,334	18.2%
West South Central	186,611	8.0%	163,554	8.4%

Total	$2,329,824	100.0%	$1,953,894	100.0%

Property type distribution
Office	$655,278	28.1%	$586,109	30.0%
Medical Office	142,409	6.1%	108,667	5.6%
Retail	551,172	23.7%	438,214	22.4%
Industrial/Warehouse	552,012	23.7%	453,654	23.2%
Hotel	154,671	6.6%	115,758	5.9%
Apartment	111,933	4.8%	105,431	5.4%
Mixed use/other	162,349	7.0%	146,061	7.5%

Total	$2,329,824	100.0%	$1,953,894	100.0%

        At December 31, 2008 and 2007, fixed maturity securities and short-term investments with an amortized cost of $13.1 billion and $12.4 billion, respectively, were on deposit with state agencies to meet regulatory requirements. There are no restrictions on these assets.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

        At December 31, 2008 and 2007, the following investments in any person or its affiliates (other than bonds issued by agencies of the United States Government) exceeded 10% of stockholders' equity:

Issuer	Estimated Fair Value	Amortized Cost
	(Dollars in thousands)
December 31, 2008:
Wells Fargo	$58,450	$68,287
FBL Capital Trust I	58,049	75,521
Chase Mortgage Finance Corp.	54,883	66,814
December 31, 2007:
FBL Capital Trust I	65,263	75,401
Wells Fargo	66,255	68,120
Chase Mortgage Finance Corp.	61,295	66,844

4.    Derivative Instruments

        The Company has index annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specified market index. When index annuity premiums are received, a portion of the premium is used to purchase derivatives consisting of call options on the applicable market indices to fund the index credits due to index annuity policyholders. Substantially all such call options are one year options purchased to match the funding requirements of the underlying policies. The call options are marked to market with the change in fair value included as a component of our revenues. The change in fair value of derivatives includes the gains or losses recognized at the expiration of the option term or upon early termination and the changes in fair value for open positions. On the respective anniversary dates of the index policies, the index used to compute the annual index credit is reset and the Company purchases new one-year call options to fund the next annual index credit. The Company manages the cost of these purchases through the terms of its index annuities, which permit the Company to change annual participation rates, caps and/or asset fees, subject to guaranteed minimums. By adjusting participation rates, caps or asset fees, the Company can generally manage option costs except in cases where the contractual features would prevent further modifications. The Company held call options relating to its index annuity business with a fair value of $58.4 million at December 31, 2008 and $206.1 million at December 31, 2007.

        The Company's strategy attempts to mitigate any potential risk of loss under these agreements through a regular monitoring process which evaluates the program's effectiveness. The Company is exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, the Company purchases its option contracts from multiple counterparties and evaluates the creditworthiness of all counterparties prior to purchase of the contracts. All of these options had been purchased from nationally recognized investment banking institutions with a Standard and Poor's credit rating of A or higher at the time of purchase.

        The Company had unsecured counterparty exposure in connection with options purchased from affiliates of Lehman Brothers ("Lehman") which declared bankruptcy during the third quarter of 2008. The Company's maximum exposure due to the Lehman bankruptcy was $16.8 million at December 31, 2008. As of December 31, 2008, we have recorded no fair value in respect to the unexpired options we own that were purchased from Lehman after taking into consideration counterparty risk. The amount

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Derivative Instruments (Continued)

of loss that the Company will realize upon expiration of these options will depend on the performance of the underlying indices which the options are based upon, the amount of related index credits we will make to policyholders and the amount, if any, that we will recover from Lehman through our claim in bankruptcy proceedings. The amount of option proceeds due on expired options which had been purchased from Lehman that we did not receive payment on for 2008 was $2.1 million.

        The Company has entered into interest rate swaps to manage interest rate risk associated with the floating rate component on certain of its subordinated debentures. See note 9 for more information on the Company's subordinated debentures. The terms of the interest rate swaps provide that the Company pays a fixed rate of interest and receives a floating rate of interest on a notional amount totaling $80.0 million. The interest rate swaps are not effective hedges under SFAS 133. Therefore, the Company records the interest rate swaps at fair value and any net cash payments received or paid are included in the change in fair value of derivatives in the consolidated statements of operations.

        Details regarding the interest rate swaps are as follows:

				December 31,
				2008	2007
Maturity Date	Notional Amount	Receive Rate	Pay Rate	Estimated Fair Value	Estimated Fair Value
				(Dollars in thousands)
April 29, 2009	$20,000	*LIBOR	4.94%	$(257)	$(274)
December 15, 2009	20,000	*LIBOR	4.93%	(719)	(440)
September 15, 2010	20,000	*LIBOR(a)	5.19%	(325)	(348)
April 7, 2011	20,000	*LIBOR(a)	5.23%	(469)	(405)

				$(1,770)	$(1,467)

(a)
— subject to a floor of 4.25%

        Subsequent to December 31, 2008, the Company entered into three interest rate swaps to manage interest rate risk associated with the floating rate component on the Company's revolving line of credit. The terms of the interest rate swaps provide that the Company pays a fixed rate of interest of 1.56% on $60.0 million of notional amount with a maturity date of October 31, 2011 and 1.54% on $15.0 million with a maturity date of October 15, 2011 and receives a floating rate of interest based upon the one month LIBOR.

        The components of change in fair value of derivatives included in the consolidated statements of operations are as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration or early termination	$(270,361)	$183,488	$61,846
Change in unrealized gain/loss	(100,453)	(242,199)	121,833
Interest rate swaps	(1,195)	(1,274)	104

	$(372,009)	$(59,985)	$183,783

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Derivative Instruments (Continued)

        Under SFAS 133, the future annual index credits on the Company's index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. The Company does not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. The Company must value both the call options and the related forward embedded options in the policies at fair value. The change in fair value adjustment of the embedded options is included in the change in fair value of embedded derivatives in the consolidated statements of operations.

        On December 15, 2005, the conversion option embedded in the Company's contingent convertible senior notes was bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value included in the change in fair value of embedded derivatives in the consolidated statements of operations. Effective June 8, 2006, this conversion option was no longer required to be bifurcated and accounted for as a derivative. The changes in the fair value of the conversion option embedded in these notes coincide with the changes in the Company's common stock price during the periods of time during 2006 and 2005 that the conversion option was required to be bifurcated.

        The components of change in fair value of embedded derivatives included in the consolidated statements of operations are as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Index annuities	$(210,753)	$(67,902)	$166,285
Contingent convertible senior notes	—	—	(15,228)

	$(210,753)	$(67,902)	$151,057

5.    Deferred Policy Acquisition Costs and Deferred Sales Inducements

        Policy acquisition costs deferred and amortized are as follows:

	December 31,
	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of year	$1,272,108	$1,088,890	$977,015
Cumulative adjustment—SAB 108	—	—	(7,344)
Costs deferred during the year:
Commissions	256,862	227,474	196,877
Policy issue costs	10,002	8,347	8,709
Amortized to expense during the year	(126,738)	(56,330)	(94,923)
Effect of net unrealized losses	167,637	3,727	8,556

Balance at end of year	$1,579,871	$1,272,108	$1,088,890

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    Deferred Policy Acquisition Costs and Deferred Sales Inducements (Continued)

        Sales inducements deferred and amortized are as follows:

	December 31,
	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of year	$588,473	$427,554	$315,848
Cumulative adjustment—SAB 108	—	—	(2,963)
Costs deferred during the year	193,482	168,003	133,701
Amortized to expense during the year	(30,705)	(11,708)	(24,793)
Effect of net unrealized losses	92,127	4,624	5,761

Balance at end of year	$843,377	$588,473	$427,554

        The unlocking adjustment in 2008 was an increase of $1.3 million in amortization for deferred sales inducements and an increase of $14.6 million in amortization of deferred policy acquisition costs. There was no unlocking adjustment necessary in 2007. The unlocking adjustment in 2006 was a decrease of $0.6 million in amortization for deferred sales inducements and an increase of $0.3 million in amortization of deferred policy acquisition costs.

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

        Coinsurance deposits (aggregate policy benefit reserves transferred to EquiTrust under these agreements) were $1.5 billion and $1.7 billion at December 31, 2008 and 2007, respectively. The Company remains liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible. The balance due under these agreements to EquiTrust was $2.6 million and $23.7 million at December 31, 2008 and 2007, respectively, and represents the fair value of call options held by the Company to fund index credits related to the ceded business and cash due to or from EquiTrust related to monthly settlements of policy activity.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Reinsurance and Policy Provisions (Continued)

        Amounts ceded to EquiTrust under these agreements are as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Consolidated Statements of Operations
Annuity product charges	$8,540	$10,515	$11,186
Change in fair value of derivatives	(37,436)	283	18,477

	$(28,896)	$10,798	$29,663

Interest credited to account balances	$33,208	$79,126	$65,643
Change in fair value of embedded derivatives	(10,626)	(14,041)	17,796
Other operating costs and expenses	1,669	1,820	1,969

	$24,251	$66,905	$85,408

Consolidated Statements of Cash Flows
Annuity deposits	$(1,310)	$(1,779)	$(2,859)
Cash payments to policyholders	184,525	199,915	193,057

	$183,215	$198,136	$190,198

Financing Arrangements

        The Company has entered into two reinsurance transactions with Hannover Life Reassurance Company of America ("Hannover"), which are treated as reinsurance under statutory accounting practices and as financing arrangements under GAAP. The statutory surplus benefits under these agreements are eliminated under GAAP and the associated charges are recorded as risk charges and are included in other operating costs and expenses in the consolidated statements of operations.

        The first transaction became effective November 1, 2002 (the "2002 Hannover Transaction") and the second transaction became effective September 30, 2003 (the "2003 Hannover Transaction"). The 2002 and 2003 Hannover Transactions were both coinsurance and yearly renewable term reinsurance agreements for statutory purposes. The 2002 Hannover Transaction provided $29.8 million in net statutory surplus benefit during 2002 and the 2003 Hannover Transaction provided $29.7 million in net statutory surplus benefit during 2003. The 2002 Hannover Transaction was recaptured on December 31, 2007 and the 2003 Hannover Transaction was recaptured on November 30, 2008 at which time the statutory surplus benefit for each transaction had been reduced to zero. The Company entered into coinsurance and yearly renewable term reinsurance agreement with Hannover effective December 31, 2008 (the "2008 Hannover Transaction") which provided $29.5 million in net statutory surplus benefit during 2008. Risk charges attributable to these transactions were $0.6 million, $0.7 million and $1.2 million during 2008, 2007 and 2006, respectively.

        The Company entered into a yearly renewable term reinsurance agreement for statutory purposes on inforce business covering 40% of waived surrender charges related to penalty free withdrawals and deaths effective October 1, 2005 (the "2005 Hannover Transaction"). The risks reinsured under this agreement may be recaptured as of the end of any quarter beginning October 1, 2008. The Company pays quarterly reinsurance premiums under this agreement with an experience refund calculated on a quarterly basis resulting in a risk charge equal to approximately 6.0% of the weighted average reserve credit. The reserve credit recorded on a statutory basis by American Equity Life was $59.8 million and $68.6 million at December 31, 2008 and 2007, respectively. Risk charges attributable to the 2005

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Reinsurance and Policy Provisions (Continued)

Hannover Transaction were $3.8 million, $4.1 million and $3.8 million during 2008, 2007 and 2006, respectively.

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

        During 2007, the Company entered into reinsurance agreements with Ace Tempest Life Reinsurance Ltd and Hannover to cede 50% to each of the risk associated with the Company's lifetime income benefit rider on certain index annuities issued in 2007. The amounts ceded under these agreements were immaterial as of and for the years ended December 31, 2008 and 2007.

7.    Income Taxes

        The Company files consolidated federal income tax returns that include all of its wholly-owned subsidiaries. The Company's income tax expense (benefit) as presented in the consolidated financial statements is summarized as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Consolidated statements of operations:
Current income taxes	$16,031	$15,753	$20,144
Deferred income taxes (benefits)	48,500	(1,890)	21,296

Total income tax expense included in consolidated statements of operations	64,531	13,863	41,440
Stockholders' equity:
Expense (benefit) relating to:
Change in net unrealized investment losses	(58,394)	(87)	(6,171)
Share-based compensation	(313)	(251)	(2,812)
Cumulative adjustment—SAB 108	—	—	3,503

Total income tax expense included in consolidated financial statements	$5,824	$13,525	$35,960

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Income Taxes (Continued)

        Income tax expense (benefit) in the consolidated statements of operations differed from the amount computed at the applicable statutory federal income tax rate of 35% as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Income before income taxes	$85,306	$42,839	$116,925

Income tax expense on income before income taxes	$29,857	$14,994	$40,924
Tax effect of:
State income taxes	88	(968)	296
Deferred tax asset valuation allowance	34,483	—	—
Other	103	(163)	220

Income tax expense	$64,531	$13,863	$41,440

Effective tax rate	75.6%	32.4%	35.4%

        Deferred income tax assets or liabilities are established for temporary differences between the financial reporting amounts and tax bases of assets and liabilities that will result in deductible or taxable amounts, respectively, in future years. The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2008 and 2007, are as follows:

	December 31,
	2008	2007
	(Dollars in thousands)
Deferred income tax assets:
Policy benefit reserves	$664,533	$643,392
Net unrealized losses on available for sale fixed maturity securities and equity securities	79,356	20,962
Other than temporary impairments	63,877	—
Deferred compensation	11,024	11,850
Net operating loss carryforwards	9,591	14,319
Other	6,224	5,500

Gross deferred tax assets	834,605	696,023
Less valuation allowance	(34,483)	—

	800,122	696,023

Deferred income tax liabilities:
Deferred policy acquisition costs and deferred sales inducements	(697,813)	(594,258)
Amounts due to reinsurer	(257)	(6,158)
Convertible senior notes	(10,851)	(12,170)
Derivative instruments	(1,931)	(3,861)
Other	(3,570)	(3,770)

Gross deferred tax liabilities	(714,422)	(620,217)

Net deferred income tax asset	$85,700	$75,806

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Income Taxes (Continued)

        The total deferred income tax asset includes amounts attributable to capital loss carryforwards and other than temporary impairments on investments. The capital loss carryforwards are available for tax purposes to offset future capital gains. The other than temporary impairments will not be available to utilize for tax purposes until the securities are either sold at a loss or deemed completely worthless. The capital loss carryforward was $3.2 million as of December 31, 2008 and will expire if unused by 2013. The other than temporary impairments totaled $188.4 million as of December 31, 2008. In 2008, the Company recorded valuation allowances of $34.5 million on the deferred income tax assets related to capital loss carryforwards and other than temporary impairments, as utilization of these income tax benefits fail the more likely than not criteria, due to the fact that the Company has insufficient future taxable income from capital gain sources. Adjustments to the valuation allowance will be made in future periods if there is a change in management's assessment of the amount of the deferred income tax asset that is more likely than not to be realized.

        Included in the deferred income tax asset is the expected income tax benefit attributable to net unrealized losses on available for sale fixed maturity securities. There is no valuation allowance provided for the deferred tax asset attributable to unrealized losses on available for sale fixed maturity securities. Management expects that the passage of time will result in the reversal of these unrealized losses due to the fair value increasing as these securities near maturity. Management has the intent and ability to hold these securities to maturity because the Company generates adequate cash flow from new business to fund all foreseeable cash flow needs and does not believe it would ever be necessary to liquidate these securities at a loss to meet cash flow needs. For deferred income tax assets related to unrealized losses on equity securities, the Company has sufficient future taxable income from capital gain sources to support the realizability of the deferred tax asset.

        In the opinion of the Company's management, realization of its remaining deferred income tax assets after recording the $34.5 million valuation allowance is more likely than not based on expectations as to the Company's future taxable income and considering all other available evidence, both positive and negative.

        As discussed in note 1, there was no impact of adopting FIN 48 to the Company's consolidated financial statements and there was no material income tax contingencies requiring recognition in the Company's consolidated financial statements as of December 31, 2008. The Company is no longer subject to income tax examinations by tax authorities for years prior to 2004.

        At December 31, 2008, the Company had non-life net operating loss carryforwards for federal income tax purposes totaling $23.1 million which expire beginning in 2020 through 2026.

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

        Effective December 15, 2005, the conversion option embedded in these notes was bifurcated from the host instrument due to an insufficient number of authorized shares of the Company and accounted for as a derivative at fair value with changes in fair value recorded in the consolidated statements of operations. A debt discount of $81.6 million was created upon the bifurcation of the embedded derivative. The fair value of the conversion option was $85.6 million on December 31, 2005. Effective June 8, 2006, this conversion option was no longer required to be bifurcated and marked to market upon shareholder approval of an increase of authorized shares of the Company. The unbifurcation of the embedded derivative resulted in adjusting the debt discount to $6.5 million. The amortization of the discount was $1.0 million, $1.1 million and $6.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The net increase (decrease) in the carrying amount of the contingent convertible notes was $(15.2) million for the year ended December 31, 2006, and is included as a component of the change in fair value of embedded derivatives. The carrying value of the contingent convertible senior notes was $179.4 million and $255.1 million at December 31, 2008 and 2007, respectively.

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

        Holders may convert any outstanding notes into cash and shares of the Company's common stock at a conversion price per share of $14.24. This represents a conversion rate of approximately 70.2 shares of common stock per $1,000 in principal amount of notes (the "conversion rate"). Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion, the value (the "conversion value") of the cash and shares of the Company's common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the conversion rate by the "ten day average closing stock price", which equals the average of the closing per share prices of the Company's common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. The Company will deliver the conversion value to holders as follows: (1) an amount in cash (the "principal return") equal to the lesser of (a) the aggregate conversion value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate conversion value of the notes to be converted is greater than the principal return, an amount in shares (the "net shares") equal to such aggregate conversion value less the principal return (the "net share amount") and (3) an amount in cash in lieu of fractional shares of

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Notes Payable and Amounts Due Under Repurchase Agreements (Continued)

common stock. The number of net shares to be paid will be determined by dividing the net share amount by the ten day average closing stock price.

        The Company may redeem some or all of the notes at any time on or after December 15, 2011. In addition, the holders may require the Company to repurchase all or a portion of their notes on December 15, 2011, 2014, and 2019 and upon a change in control, as defined in the indenture governing the notes, holders may require the Company to repurchase all or a portion of their notes for a period of time after the change in control. The redemption price or repurchase price shall be payable in cash and equal to 100% of the principal amount of the notes plus accrued and unpaid interest (contingent interest and liquidated damages, if any) up to but not including the date of redemption or repurchase. The Company reacquired $78.1 million of the notes during 2008 and recognized a gain of $13.7 million related to the extinguishment of these notes.

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

        Pursuant to the FASB's Emerging Issues Task Force ("EITF") Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, the Company included the dilutive effect of the contingent convertible senior notes in its diluted earnings per share calculation, regardless of whether the market price trigger has been met. Because the notes include a mandatory cash settlement feature for the principal amount, incremental dilutive shares will only exist when the average fair value of the Company's common stock for a reporting period exceeds the conversion price per share of $14.24.

        During 2006, the Company entered into a $150 million revolving line of credit agreement with eight banks. The revolving period of the facility will be five years. The applicable interest rate will be floating at LIBOR plus 0.80% or the greater of prime rate or federal funds rate plus 0.50%, as elected by the Company. The amount outstanding under the revolving line of credit was $75.0 million and $5.0 million at December 31,2008 and 2007, respectively. Under this agreement, the Company is required to maintain a minimum risk-based capital ratio at American Equity Life, a maximum ratio of debt to total capital, minimum consolidated net worth and a minimum cash coverage ratio.

        As part of its investment strategy, the Company enters into repurchase agreements (short-term collateralized borrowings). These borrowings are collateralized by investment securities with fair values approximately equal to the amount due. Such borrowings averaged $359.9 million, $301.9 million, $628.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. The weighted average interest rate on amounts due under repurchase agreements was 2.28%, 5.27% and 5.24% for the years ended December 31, 2008, 2007 and 2006, respectively.

        The Company, through the Service Company, had $4.1 million and $8.2 million outstanding at December 31, 2008 and 2007 under a credit agreement with a third party. Quarterly payments of $1.1 million are payable over the next four quarters with interest computed at a fixed rate of 11.2%. Cash and cash equivalents at December 31, 2008 and 2007 include $1.0 million and $1.7 million, respectively, of restricted cash under the terms of the credit agreement.

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

        Following is a summary of subordinated debt obligations to the trusts at December 31, 2008 and 2007:

	December 31,
			Interest Rate
	2008	2007		Due Date
	(Dollars in thousands)
American Equity Capital Trust I	$22,953	$23,203	8%	September 30, 2029
American Equity Capital Trust II	75,646	75,517	5%	June 1, 2047
American Equity Capital Trust III	27,840	27,840	*LIBOR + 3.90%	April 29, 2034
American Equity Capital Trust IV	12,372	12,372	*LIBOR + 4.00%	January 8, 2034
American Equity Capital Trust VII	10,830	10,830	*LIBOR + 3.75%	December 14, 2034
American Equity Capital Trust VIII	20,620	20,620	*LIBOR + 3.75%	December 15, 2034
American Equity Capital Trust IX	15,470	15,470	*LIBOR + 3.65%	June 15, 2035
American Equity Capital Trust X	20,620	20,620	*LIBOR + 3.65%	September 15, 2035
American Equity Capital Trust XI	20,620	20,620	8.595%	December 15, 2035
American Equity Capital Trust XII	41,238	41,238	*LIBOR + 3.50%	April 7, 2036

	$268,209	$268,330

*
— three month London Interbank Offered Rate

        The interest rate for Trust XI is fixed at 8.595% for 5 years until December 15, 2010 and then is floating based upon the three month London Interbank Offered Rate ("LIBOR") plus 3.65%. See note 4 for discussion on interest rate swaps used to manage the interest rate risk on the Company's subordinated debentures.

        American Equity Capital Trust I issued 865,671 shares of trust preferred securities, of which 2,000 shares are held by one of the Company's subsidiaries. During 2008, 2007 and 2006, 8,333 shares, 9,333 shares and 14,000 shares of these trust preferred securities converted into 30,862 shares, 34,567 shares and 51,849 shares of the Company's common stock, respectively. The remaining 738,338 shares of these trust preferred securities not held by a subsidiary are convertible into 2,734,528 shares of the Company's common stock.

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

10.    Retirement and Share-based Compensation Plans

        The Company has adopted a contributory defined contribution plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees of the Company, subject to minimum eligibility requirements. Employees can contribute a percentage of their annual salary (up to a maximum contribution of $15,500 in 2008, $15,500 in 2007 and $15,000 in 2006) to the plan. The Company contributes an additional amount, subject to limitations, based on the voluntary contribution of the employee. Further, the plan provides for additional employer contributions based on the discretion of the Board of Directors. Plan contributions charged to expense were $0.2 million for each of the years ended December 31, 2008, 2007 and 2006.

        The Company has entered into deferred compensation arrangements with certain officers, directors, and consultants, whereby these individuals agreed to take common stock of the Company at a future date in lieu of cash payments at the time of service. The common stock is to be issued in conjunction with a "trigger event", as that term is defined in the individual agreements. At December 31, 2008 and 2007, these individuals have earned, and the Company has reserved for future issuance, 421,176 and 446,433 shares of common stock, respectively, pursuant to these arrangements. The Company has incurred share-based compensation expense of $0.2 million for the year ended December 31, 2008 and $0.3 million for the years ended December 31, 2007 and 2006 under these arrangements.

        The Company has deferred compensation agreements with certain officers whereby these individuals may defer certain bonus compensation which is deposited into the American Equity Officer Rabbi Trust (Officer Rabbi Trust). The amounts deferred are invested in assets at the direction of the employee. The assets of the Officer Rabbi Trust are included in the assets of the Company and a corresponding deferred compensation liability is recorded. The deferred compensation liability is recorded at the fair market value of the assets in the Officer Rabbi Trust with the change in fair value included as a component of compensation expense. The deferred compensation liability related to these agreements was $1.3 million and $1.0 million at December 31, 2008 and 2007, respectively. During 2008 and 2007, the Officer Rabbi Trust purchased 28,333 shares of common stock of the Company at a cost of $0.3 million and 15,718 shares of common stock of the Company at a cost of $0.1 million, respectively. The Officer Rabbi Trust held 65,351 shares and 37,018 shares of common stock of the Company at December 31, 2008 and 2007, respectively, which are treated as treasury shares.

        During 1997, the Company established the American Equity Investment NMO Deferred Compensation Plan ("NMO Deferred Compensation Plan") whereby agents can earn common stock in addition to their normal commissions. The NMO Deferred Compensation Plan was effective until

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Retirement and Share-based Compensation Plans (Continued)

December 31, 2006 at which time it was suspended. Awards are calculated using formulas determined annually by the Company's Board of Directors and are generally based upon new annuity deposits. For the year ended December 31, 2006, agents earned the right to receive 223,078 shares. These shares will be distributed at the end of the vesting and deferral period of 9 years. The Company recognizes commission expense and an increase to additional paid-in capital as share-based compensation when the awards vest. For the years ended December 31, 2008, 2007 and 2006, agents vested in 164,777 shares, 226,566 shares and 277,368 shares of common stock, respectively, and the Company recorded commission expense (capitalized as deferred policy acquisition costs) of $1.2 million, $2.4 million and $4.1 million, respectively, under these plans. At December 31, 2008 and 2007, the total number of undistributed vested shares under the NMO Deferred Compensation Plan was 3,027,832 and 3,023,279, respectively. These shares are included in the computation of earnings per share and earnings per share—assuming dilution. The total number of unvested shares that potentially may be vested in by agents in the future under the NMO Deferred Compensation Plan was 55,866 and 247,120 at December 31, 2008 and 2007, respectively.

        The Company has a Rabbi Trust, the NMO Deferred Compensation Trust (the "NMO Trust") which has purchased shares of the Company's common stock to fund the amount of vested shares under the NMO Deferred Compensation Plan. In accordance with FASB's EITF Issue No. 97-14, "Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested", the common stock held in the NMO Trust is treated as treasury stock. The NMO Trust purchased 163,161 shares, 359,489 shares and 1,052,065 shares of common stock of the Company during 2008, 2007 and 2006 at a cost of $1.6 million, $4.4 million and $12.7 million, respectively. The NMO Trust distributed 803,256 shares during 2008. The number of shares held by the NMO Trust at December 31, 2008 and 2007 was 2,353,053 and 2,993,148, respectively.

        During 2006, the Company reclassified a $13.8 million obligation for equity awards from other liabilities to additional paid-in capital to properly reflect the awards as equity-classified awards. This reclassification increased stockholders' equity by $13.8 million and had no impact on net income. The Company did not consider the error material to prior periods.

        The Company had a Stock Option and Warrant Agreement with Mr. Noble (owner of 3.8% of its outstanding common stock at December 31, 2008) which allows the purchase of 1,200,000 shares of the Company's common stock. Included in this amount were warrants to purchase 240,000 shares of common stock at $3.33 per share that were exercised in 2000 and options to purchase 600,000 shares of common stock at $3.33 per share and 360,000 shares of common stock at $7.33 per share that were exercised in 2007.

        The Company's 1996 Stock Option Plan authorized grants of options to officers, directors and employees for up to 1,200,000 shares of the Company's common stock. In 2000, the Company adopted the 2000 Employee Stock Option Plan which authorizes grants of options to officers and employees on up to 1,800,000 shares of the Company's common stock and the Company adopted the 2000 Directors Stock Option Plan which authorizes grants of options to directors on up to 225,000 shares. All options granted under the 2000 plans have 10 year terms and a six month vesting period after which they become fully exercisable immediately. All options granted under the 1996 plan have 10 year terms and are vested and exercisable. At December 31, 2008, the Company had no shares of common stock available for future grant under the 1996 Stock Option Plan, 272,313 shares of common stock available

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Retirement and Share-based Compensation Plans (Continued)

for future grant under the 2000 Employee Stock Option Plan, and 160,000 shares of common stock available for future grant under the 2000 Directors Stock Option Plan.

        The fair value for each stock option granted to officers, directors and employees during the years ended December 31, 2008, 2007 and 2006 was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2008	2007	2006
Average risk-free interest rate	3.90%	4.11%	4.86%
Dividend yield	0.6%	0%	0%
Average expected life	8 years	3.75 years	10 years
Volatility	26.0%	27.0%	27.4%

        The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company uses the historical realized volatility of its stock for the expected volatility assumption within the valuation model. For options granted in 2008, the weighted average expected term for the majority of the Company's options was calculated using average historical behavior. For options granted in 2007 and earlier, the weighted average expected term for the majority of options was presumed to be the mid-point between the vesting date and the end of the contractual term, also known as the "shortcut method" under Statement No. 123 (R), Share-Based Payment.

        During 2007, the Company established the Independent Insurance Agent Stock Option Plan. Under this plan, agents of American Equity Life may receive grants of options to acquire shares of the Company's common stock based upon their individual sales. The plan authorizes grants of options to agents for up to 2,500,000 shares of the Company's common stock. The Company recognizes commission expense and an increase to additional paid-in capital as share-based compensation equal to the fair value of the options as they are earned. The fair value of the options are estimated using a Black-Scholes option valuation model until the grant date, at which time the options are included as permanent equity in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company's Own Stock. The assumptions used for estimating the fair value of the options for 2008 were an average risk fee rate of 1.46%, dividend yield of 1%, average expected life of 3 3/4 years and volatility of 46.6%. The assumptions used for estimating the fair value of the options for 2007 were an average risk free rate of 3.21%, dividend yield of 0%, average expected life of 3 3/4 years and volatility of 28%. American Equity Life's agents earned 556,550 options during 2007, which were granted in January 2008, and the Company recorded commission expense (capitalized as deferred policy acquisition costs) of $1.3 million in 2007. American Equity Life's agents earned 670,850 options during 2008, which were granted in January 2009, and the Company recorded commission expense (capitalized as deferred policy acquisition costs) of $1.6 million in 2008. All options granted have 10 year terms and a six month vesting peiod after which they become exercisable immediately.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Retirement and Share-based Compensation Plans (Continued)

        Changes in the number of stock options outstanding during the years ended December 31, 2008, 2007 and 2006 are as follows:

	Number of Shares	Weighted-Average Exercise Price per Share	Total Exercise Price
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2006	3,458,912	$6.82	$23,580
Granted	20,500	12.20	250
Canceled/Settled	(426,700)	5.42	(2,312)
Exercised	(580,845)	4.47	(2,599)

Outstanding at December 31, 2006	2,471,867	7.65	18,919
Granted	15,000	11.44	172
Canceled	(12,850)	10.93	(140)
Exercised	(1,023,000)	4.88	(4,989)

Outstanding at December 31, 2007	1,451,017	9.62	13,962
Granted	986,550	9.11	8,990
Canceled	(17,650)	10.54	(186)
Exercised	(35,529)	6.18	(220)

Outstanding at December 31, 2008	2,384,388	9.46	$22,546

        The following table summarizes information about stock options outstanding at December 31, 2008:

	Stock Options Outstanding			Stock Options Vested
Range of Exercise Prices	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share
$ 7.33 - $ 9.16	1,047,649	4.85	$8.10	1,027,649	4.76	$8.11
$ 9.49 - $11.46	1,311,739	5.72	10.48	911,739	4.09	10.31
$11.88 - $14.34	25,000	7.33	12.59	25,000	7.33	12.59

$ 7.33 - $14.34	2,384,388	5.35	9.46	1,964,388	4.48	9.19

        There was no aggregate intrinsic value for both stock options outstanding and vested awards at December 31, 2008. For the years ended December 31, 2008, 2007 and 2006, the total intrinsic value of options exercised by officers, directors and employees was $0.1 million, $0.4 million and $4.8 million, respectively. Intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock as of the reporting date. Cash received from stock options exercised for the years ended December 31, 2008, 2007 and 2006 was $0.2 million, $0.4 million and $2.4 million, respectively. The tax benefit realized for the tax deduction from the exercise of stock options by officers, directors and employees for the years ended December 31, 2008, 2007 and 2006 was $0.1 million, $0.1 million and $1.7 million, respectively.

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

        In August 2007, the Company issued a loan to the ESOP in the amount of $7.0 million to purchase 650,000 shares of common stock of the Company from David J. Noble, Chairman and Chief Executive Officer of the Company. The loan is to be repaid over a period of 20 years with annual interest payments due on December 31 of each year. Principal payments in the amount of $1.8 million are due on December 31, 2012, 2017, and 2022 with the final principal payment due on August 31, 2027. The loan is eliminated in the consolidated financial statements. The shares purchased by the ESOP were pledged as collateral for this debt and are reported as unallocated common stock held by the ESOP, a contra-equity account in stockholders' equity. When shares are committed for release, the shares become outstanding for earnings per share computations. For each plan year in which a payment or prepayment of principal or interest is made, the Company will release from the pledge the number of shares determined under the principal and interest method. Dividends on allocated ESOP shares are recorded as a reduction in retained earnings and are credited to employee accounts. Dividends on unallocated shares held by the ESOP will be used to repay indebtedness. As of December 31, 2008 and 2007, there were 22,179 shares and 20,435 shares committed for release and compensation expense of $0.3 million and $0.2 million was recognized in 2008 and 2007, respectively. The fair value of 588,312 unreleased shares and 629,565 unreleased shares was $4.1 million and $5.2 million at December 31, 2008 and 2007, respectively.

11.    Life Insurance Subsidiaries

        Prior approval of regulatory authorities is required for the payment of dividends to the Company by its life insurance subsidiaries which exceed an annual limitation. During 2009, American Equity Life can pay dividends to the Company of $98.3 million, without prior approval from regulatory authorities.

        Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's life insurance subsidiaries differ from GAAP. Combined net income (loss) for the Company's life insurance subsidiaries as determined in accordance with statutory accounting practices was $(7.1) million, $17.0 million and $89.9 million in 2008, 2007 and 2006, respectively, and total statutory capital and surplus of the Company's life insurance subsidiaries was $983.3 million and $990.8 million at December 31, 2008 and 2007, respectively. Calculations using the NAIC formula at December 31, 2008, indicated that American Equity Life's ratio of total adjusted capital to the highest level at which regulatory action might be initiated was 347%.

12.    Commitments and Contingencies

        The Company leases its home office space and certain equipment under various operating leases. Rent expense for the years ended December 31, 2008, 2007 and 2006 totaled $1.4 million, $1.4 million and $1.3 million, respectively. At December 31, 2008, the aggregate future minimum lease payments are

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    Commitments and Contingencies (Continued)

$5.8 million. The following represents payments due by period for operating lease obligations as of December 31, 2008 (dollars in thousands):

Year Ending December 31:
2009	$1,061
2010	950
2011	909
2012	849
2013	717
2014 and thereafter	1,270

        Assessments are, from time to time, levied on the Company by life and health guaranty associations in most states in which the Company is licensed to cover losses to policyholders of insolvent or rehabilitated companies. The liability established by the Company for future assessments related to the insolvency of London Pacific Life and Annuity Company and Lincoln Memorial Life Insurance Company was $0.8 million and $1.0 million as of December 31, 2008 and 2007, respectively. The Company believes the liability for guaranty fund assessments is sufficient to provide for future assessments based upon known insolvencies.

        In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. The Company is currently a defendant in several purported class action lawsuits alleging improper sales practices and similar claims as described below. It is often not possible to determine the ultimate outcome of pending legal proceedings or to provide reasonable ranges of potential losses with any degree of certainty. The lawsuits referred to below are in very preliminary stages and the Company does not have sufficient information to make an assessment of the plaintiffs' claims for liability or damages. The plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages, which are difficult to quantify and cannot be estimated based on the information currently available. The Company does not believe that these lawsuits, including those discussed below, will have a material adverse effect on its financial position, results of operations or cash flows. However, there can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on the Company's business, financial condition, or results of operations.

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

13. Earnings Per Share

        The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)
Numerator:
Net income—numerator for earnings per common share	$20,775	$28,976	$75,485
Interest on convertible subordinated debentures (net of income tax benefit)	1,042	1,052	1,068

Numerator for earnings per common share—assuming dilution	$21,817	$30,028	$76,553

Denominator:
Weighted average common shares outstanding(1)	53,749,491	56,759,985	56,242,780
Effect of dilutive securities:
Convertible subordinated debentures	2,753,498	2,774,830	2,816,374
Stock options and deferred compensation agreements	119,219	313,464	1,362,226

Denominator for earnings per common share—assuming dilution	56,622,208	59,848,279	60,421,380

Earnings per common share	$0.39	$0.51	$1.34
Earnings per common share—assuming dilution	$0.39	$0.50	$1.27

(1)
Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.

        Options to purchase shares of the Company's common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
Year ended December 31, 2008	1,964,388	$7.33 - $14.34
Year ended December 31, 2007	934,787	$9.67 - $14.34
Year ended December 31, 2006	17,000	$12.79 - $14.34

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Earnings Per Share (Continued)

        On November 19, 2007, the Company's board of directors approved a share repurchase program. The Company is authorized to repurchase up to 10,000,000 shares of its common stock. As of December 31, 2008 and 2007, the Company had repurchased 3,545,744 shares and 299,552 shares under this program at a cost of $30.7 million and $2.6 million, respectively. The Company suspended the repurchase of its common stock under this program during August of 2008.

14.    Quarterly Financial Information (Unaudited)

        Unaudited quarterly results of operations are summarized below.

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
2008
Premiums and product charges	$15,414	$14,725	$16,551	$18,493
Net investment income	195,488	202,080	209,978	214,531
Realized losses on investments	(2,419)	(30,019)	(58,974)	(95,681)
Change in fair value of derivatives	(157,365)	(73,313)	(83,753)	(57,578)
Gain (loss) on retirement of debt	(267)	449	60	13,409
Total revenues	51,118	113,473	83,802	93,416
Net income (loss)	49,152	4,767	(11,002)	(22,142)
Earnings (loss) per common share	0.89	0.09	(0.21)	(0.42)
Earnings (loss) per common share—assuming dilution	0.85	0.09	(0.19)	(0.39)
2007
Premiums and product charges	$12,051	$14,643	$15,920	$15,837
Net investment income	169,358	175,719	183,732	191,107
Realized gains (losses) on investments	579	17	325	(4,803)
Change in fair value of derivatives	(8,522)	98,986	(10,709)	(139,740)
Total revenues	173,466	289,365	189,268	62,401
Net income (loss)	9,927	20,604	3,443	(4,998)
Earnings (loss) per common share	0.18	0.36	0.06	(0.09)
Earnings (loss) per common share—assuming dilution	0.17	0.35	0.06	(0.08)

        Earnings per common share for each quarter is computed independently of earnings per common share for the year. As a result, the sum of the quarterly earnings per common share amounts may not equal the earnings per common share for the year.

        The differences between the change in fair value of derivatives for each quarter primarily correspond to the performance of the indices upon which the Company's call options are based. The

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    Quarterly Financial Information (Unaudited) (Continued)

comparability of net income (loss) is impacted by the application of SFAS 133 to our index annuity business as follows:

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands)
2008	$33,155	$(5,569)	$5,378	$(1,968)
2007	(5,148)	3,852	(12,143)	(19,288)

Schedule I—Summary of Investments—Other
Than Investments in Related Parties

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

December 31, 2008

Column A	Column B	Column C	Column D
Type of Investment	Amortized Cost(1)(2)	Fair Value	Amount at which shown in the balance sheet(2)
	(Dollars in thousands)
Fixed maturity securities:
Available for sale
United States Government full faith and credit	$21,664	$22,050	$22,050
United States Government sponsored agencies	3,090,458	3,104,853	3,104,853
Corporate securities, including redeemable preferred stocks	1,951,308	1,688,869	1,688,869
Mortgage and asset-backed securities	2,095,856	1,813,274	1,813,274

	7,159,286	6,629,046	6,629,046

Held for investment
United States Government sponsored agencies	3,528,628	3,530,065	3,528,628
Redeemable preferred stock	75,521	58,049	75,521

	3,604,149	3,588,114	3,604,149

Total fixed maturity securities	10,763,435	$10,217,160	10,233,195

Equity securities, available for sale:
Non-redeemable preferred stocks	95,939	$70,315	70,315
Common stocks	29,218	29,237	29,237

Total equity securities	125,157	$99,552	99,552

Mortgage loans on real estate	2,329,824		2,329,824
Derivative instruments	56,588		56,588
Policy loans	446		446

Total investments	$13,275,450		$12,719,605

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

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Balance Sheets

(Dollars in thousands)

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$4,855	$2,854
Fixed maturity securities, available for sale, at fair value (amortized cost: 2007—$35,000)	—	34,867
Equity securities of subsidiary trusts	8,183	8,179
Receivable from subsidiaries	303	420
Federal income tax recoverable (from subsidiaries)	11,289	14,660
Deferred income tax asset	898	3,765
Other assets	11,258	14,231

	36,786	78,976
Investment in and advances to subsidiaries	981,491	1,064,432

Total assets	$1,018,277	$1,143,408

Liabilities and Stockholders' Equity
Liabilities:
Notes payable	$254,352	$260,128
Subordinated debentures payable to subsidiary trusts	268,269	268,390
Other liabilities	3,451	3,255

Total liabilities	526,072	531,773
Stockholders' equity:
Common stock	50,739	53,556
Additional paid-in capital	361,427	387,302
Unallocated common stock held by ESOP	(6,336)	(6,781)
Accumulated other comprehensive loss	(147,376)	(38,929)
Retained earnings	233,751	216,487

Total stockholders' equity	492,205	611,635

Total liabilities and stockholders' equity	$1,018,277	$1,143,408

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Statements of Operations

(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Net investment income	$852	$3,070	$11,313
Dividends from subsidiary trusts	592	684	615
Investment advisory fees	19,299	17,527	15,934
Surplus note interest from subsidiary	4,080	4,080	4,080
Realized loss on investments	(10)	(164)	(5,272)
Change in fair value of derivatives	(1,195)	(1,274)	104
Gain on retirement of debt	13,651	—	—

Total revenues	37,269	23,923	26,774
Expenses:
Interest expense on notes payable	14,665	14,996	18,691
Interest expense on subordinated debentures issued to subsidiary trusts	19,445	22,520	21,354
Change in fair value of embedded derivative	—	—	(15,228)
Other operating costs and expenses	8,519	6,245	5,873

Total expenses	42,629	43,761	30,690

Loss before income taxes and equity in undistributed income of subsidiaries	(5,360)	(19,838)	(3,916)
Income tax expense (benefit)	(2,169)	(8,153)	552

Loss before equity in undistributed income of subsidiaries	(3,191)	(11,685)	(4,468)
Equity in undistributed income of subsidiaries	23,966	40,661	79,953

Net income	$20,775	$28,976	$75,485

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities
Net income	$20,775	$28,976	$75,485
Adjustments to reconcile net income to net cash used in operating activities:
Provision for depreciation and amortization	325	178	581
Accrual of discount on equity security	(4)	(4)	(3)
Equity in undistributed income of subsidiaries	(23,966)	(40,661)	(79,953)
Change in fair value of embedded derivative	—	—	(15,228)
Accrual of discount on contingent convertible notes	979	1,067	4,841
Realized loss on investments	10	164	5,272
Gain on retirement of debt	(13,651)	—	—
Accrual of discount on debenture issued to subsidiary trust	129	121	113
Share-based compensation	277	270	294
ESOP compensation	27	14	—
Deferred income tax expense (benefit)	2,820	(1,554)	3,851
Changes in operating assets and liabilities:
Receivable from subsidiaries	532	466	(432)
Federal income tax recoverable	3,371	(4,146)	(3,386)
Other assets	884	1,953	(452)
Other liabilities	196	245	1,098

Net cash used in operating activities	(7,296)	(12,911)	(7,919)

Investing activities
Capital contributions to subsidiaries	(110)	(50)	(30,050)
Acquisition of fixed maturity securities—available for sale	—	—	(50,055)
Sales, maturities or repayments of fixed maturity securities—available for sale	34,990	14,836	—
Purchases of property, plant and equipment	—	—	(29)

Net cash provided by (used in) investing activities	34,880	14,786	(80,134)

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Statements of Cash Flows (Continued)

(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Financing activities
Financing fees incurred and deferred	$—	$—	$(1,782)
Proceeds from notes payable	70,000	5,000	—
Repayments of notes payable	(61,377)	—	—
Proceeds from issuance of subordinated debentures	—	—	40,000
Payment to redeem stock options	—	—	(2,700)
Acquisition of common stock	(30,803)	(9,636)	—
Excess tax benefits realized from share-based compensation plans	53	7	87
Proceeds from issuance of common stock	219	353	2,635
Dividends paid	(3,675)	(3,359)	(2,673)

Net cash provided by (used in) financing activities	(25,583)	(7,635)	35,567

Increase (decrease) in cash and cash equivalents	2,001	(5,760)	(52,486)
Cash and cash equivalents at beginning of year	2,854	8,614	61,100

Cash and cash equivalents at end of year	$4,855	$2,854	$8,614

Supplemental disclosures of cash flow information
Cash paid during the year for interest:
Notes payable	$13,182	$13,655	$13,650
Subordinated debentures	19,487	22,403	20,218
Non-cash investing activity:
Fixed maturity security contributed to subsidiary	—	—	204,833
Non-cash financing activity:
Conversion of subordinated debentures	213	280	398
Subordinated debentures issued to subsidiary trust for common equity securities of the subsidiary trust	—	—	1,238

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Note to Condensed Financial Statements

December 31, 2008

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

Schedule III—Supplementary Insurance Information

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable
	(Dollars in thousands)
As of December 31, 2008: Life insurance	$1,579,871	$15,809,539	$—	$111,205
As of December 31, 2007: Life insurance	$1,272,108	$14,711,780	$—	$120,186
As of December 31, 2006: Life insurance	$1,088,890	$13,207,931	$—	$128,579

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses
	(Dollars in thousands)
Year ended December 31, 2008: Life insurance	$65,183	$822,077	$34,055	$126,738	$95,710
Year ended December 31, 2007: Life insurance	$58,451	$719,916	$512,434	$56,330	$102,897
Year ended December 31, 2006: Life insurance	$53,094	$677,638	$604,155	$94,923	$99,857

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule IV—Reinsurance

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2008:
Life insurance in force, at end of year	$2,518,884	$2,275	$80,371	$2,596,980	3.09%

Insurance premiums and other considerations:
Annuity product charges	$61,211	$8,540	$—	$52,671	—%
Traditional life and accident and health insurance premiums	11,800	158	870	12,512	6.95%

	$73,011	$8,698	$870	$65,183	1.32%

Year ended December 31, 2007:
Life insurance in force, at end of year	$2,493,420	$2,011	$87,381	$2,578,790	3.39%

Insurance premiums and other considerations:
Annuity product charges	$56,343	$10,515	$—	$45,828	—%
Traditional life and accident and health insurance premiums	11,739	161	1,045	12,623	8.28%

	$68,082	$10,676	$1,045	$58,451	1.78%

Year ended December 31, 2006:
Life insurance in force, at end of year	$2,542,997	$1,748	$96,876	$2,638,125	3.67%

Insurance premiums and other considerations:
Annuity product charges	$50,658	$11,186	$—	$39,472	—%
Traditional life and accident and health insurance premiums	12,512	61	1,171	13,622	8.60%

	$63,170	$11,247	$1,171	$53,094	2.20%

See accompanying Report of Independent Registered Public Accounting Firm.

Item 15.    Exhibits and Financial Statement Schedules.

(a)    Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation, including Articles of Amendment**++
3.2	Articles of Amendment to Articles of Incorporation#
3.3	Articles of Amendment to Articles of Incorporation###
3.4	Third Amended and Restated Bylaws####
4.4	Amended and Restated Declaration of Trust of American Equity Capital Trust I dated September 7, 1999+
4.5	Indenture dated September 7, 1999 between American Equity Investment Life Holding Company and Wilmington Trust Company (as successor in interest to West Des Moines State Bank), as trustee#
4.6	Trust Preferred Securities Guarantee Agreement dated September 7, 1999 between American Equity Investment Life Holding Company and Wilmington Trust Company (as successor in interest to West Des Moines State Bank), as trustee#
4.7	Trust Common Securities Guarantee Agreement dated September 7, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.7-A	Instruments of Resignation, Appointment and Acceptance, effective September 12, 2006, among American Equity Investment Life Holding Company, Wilmington Trust Company, West Des Moines State Bank and Delaware Trust Company, National Association (formerly known as First Union Trust Company, National Association)
4.8	Indenture dated October 29, 1999 between American Equity Investment Life Holding Company and Wilmington Trust Company (as successor in interest to West Des Moines State Bank), as trustee#
4.9	Trust Preferred Securities Guarantee Agreement dated October 29, 1999 between American Equity Investment Life Holding Company and Wilmington Trust Company (as successor in interest to West Des Moines State Bank), as trustee#
4.10	Trust Common Securities Guarantee Agreement dated October 29, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.10-A	Instruments of Resignation, Appointment and Acceptance, effective September 12, 2006, among American Equity Investment Life Holding Company, Wilmington Trust Company, West Des Moines State Bank and Delaware Trust Company, National Association (formerly known as First Union Trust Company, National Association)
4.11	Indenture dated December 16, 2003, between American Equity Investment Life Holding Company and Wilmington Trust Company, as trustee++++++++
4.12	Guarantee Agreement dated December 16, 2003, between American Equity Investment Life Holding Company and Wilmington Trust Company, as trustee++++++++
4.13	Indenture dated April 29, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee++++++++++
4.14	Guarantee Agreement dated April 29, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee++++++++++
4.15	Indenture dated September 14, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee++++++++++
4.16	Guarantee Agreement dated September 14, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee++++++++++
4.17	Indenture dated December 22, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee##
4.18	Guarantee Agreement dated December 22, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee##
4.19	Indenture dated December 6, 2004 between American Equity Investment Life Holding Company and US Bank National Association, as trustee##
4.20	Registration Rights Agreement dated December 6, 2004 by and among American Equity Investment Life Holding Company, Deutsche Bank Securities Inc., Raymond James & Associates, Inc., and Advest, Inc.##

4.21		First Supplemental Indenture dated December 30, 2004 between American Equity Investment Life Holding Company and US Bank National Association, as trustee##
4.22		Registration Rights Agreement dated December 30, 2004 between American Equity Investment Life Holding Company and Deutsche Bank Securities Inc.##
4.23		Indenture dated June 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee+++++++++++
4.24		Guarantee Agreement dated June 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee+++++++++++
4.25		Indenture dated August 4, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee++++++++++++
4.26		Guarantee Agreement dated August 4, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee++++++++++++
4.27		Indenture dated December 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee***
4.28		Guarantee Agreement dated December 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee***
4.29		Amended and Restated Indenture dated July 7, 2006 between American Equity Investment Life Holding Company and Wells Fargo Bank, National Association, as trustee*****
4.30		Amended and Restated Guarantee Agreement dated July 7, 2006 between American Equity Investment Life Holding Company and Wells Fargo Delaware Trust Company, as trustee*****
10.1-B		Second Restated and Amended General Agency Commission and Servicing Agreement dated October 1, 2002 between American Equity Investment Life Insurance Company and American Equity Investment Service Company++++++
10.1-D		First Amendment to Second Restated and Amended General Agency Commission and Servicing Agreement effective December 29, 2004 between American Equity Investment Life Insurance Company and American Equity Investment Service Company##
10.2		1996 Stock Option Plan, as amended#####
10.3		Restated and Amended Stock Option and Warrant Agreement dated April 30, 1997 between American Equity Investment Life Holding Company and D.J. Noble*
10.4		Deferred Compensation Agreements between American Equity Investment Life Holding Company and
	(a)	James M. Gerlach dated June 6, 1996*
	(b)	Terry A. Reimer dated November 11, 1996*
	(c)	David S. Mulcahy dated December 31, 1997*
10.5		2000 Employee Stock Option Plan++
10.6		2000 Director Stock Option Plan++
10.7		Coinsurance Agreement dated December 19, 2001, including First Amendment dated February 26, 2002 between American Equity Investment Life Insurance Company and EquiTrust Life Insurance Company+++++
10.8		Coinsurance Agreement dated December 29, 2003 between American Equity Investment Life Insurance Company and EquiTrust Life Insurance Company++++++++
10.9		First Amendment to Coinsurance Agreement dated July 30, 2004 between American Equity Investment Life Insurance Company and EquiTrust Life Insurance Company+++++++++
10.10		2003 Coinsurance and Yearly Renewable Term Reinsurance Agreement effective September 30, 2003 between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America#
10.11		First Amendment to 2003 Coinsurance and Yearly Renewable Term Reinsurance Agreement effective September 30, 2003 between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America++++++++
10.12		Form of Change in Control Agreement between American Equity Investment Life Holding Company and each of John M. Matovina, Kevin R. Wingert, Debra J. Richardson and Wendy L. Carlson#

10.13	Form of Change in Control Agreement between American Equity Investment Life Holding Company and each James M. Gerlach and Terry A. Reimer#
10.14	Stock Sale/Purchase Agreement dated September 2, 2005 between American Equity Investment Life Holding Company and D.J. Noble++++++++++++
10.15	2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement effective October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America****
10.16	Amendment I, effective January 1, 2006, to 2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement effective October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America****
10.17	Amendment II, effective January 1, 2006, to 2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement effective October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America****
10.18	Credit Agreement dated November 20, 2006 among American Equity Investment Life Holding Company, KeyBank National Association and LaSalle Bank National Association******
10.19	American Equity Investment Life Holding Company Independent Insurance Agent Stock Option Plan*******
10.20	Coinsurance and Yearly Renewable Term Reinsurance Agreement dated December 31, 2008 between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America
12.1	Ratio of Earnings to Fixed Charges
21.2	Subsidiaries of American Equity Investment Life Holding Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form 10 filed May 6, 1999, File No. 000-25985
**	Incorporated by reference to the Registration Statement on Form 10 and Post-Effective Amendment No. 1 to the Registration Statement on Form 10 filed July 22, 1999, File No. 000-25985
+	Incorporated by reference to Form 10-K for the period ended December 31, 1999, File No. 000-25985
++	Incorporated by reference to Form 10-Q for the period ended June 30, 2000, File No. 000-25985
+++++	Incorporated by reference to Form 10-K for the period ended December 31, 2001, File No. 000-25985
++++++	Incorporated by reference to Form 10-K for the period ended December 31, 2002, File No. 000-25985
++++++++	Incorporated by reference to Form 10-K for the period ended December 31, 2003, File No. 001-31911
+++++++++	Incorporated by reference to Form 10-Q for the period ended June 30, 2004, File No. 001-31911
++++++++++	Incorporated by reference to Form 10-Q for the period ended September 30, 2004, File No. 001-31911
+++++++++++	Incorporated by reference to Form 10-Q for the period ended June 30, 2005, File No. 001-31911
++++++++++++	Incorporated by reference to Form 10-Q for the period ended September 30, 2005, File No. 001-31911
***	Incorporated by reference to Form 10-K for the period ended December 31, 2005, File No. 001-31911

****	Incorporated by reference to Form 10-Q for the period ended March 31, 2006, File No. 001-31911
*****	Incorporated by reference to Form 10-Q for the period ended September 30, 2006, File No. 001-31911
******	Incorporated by reference to Form 10-K for the period ended December 31, 2006, File No. 001-31911
*******	Incorporated by reference to Form 10-Q for the period ended September 30, 2007, File No. 001-31911
#	Incorporated by reference to the Registration Statement on Form S-1, File No. 333-108794, including all pre-effective amendments thereto
##	Incorporated by reference to Form 10-K for the period ended December 31, 2004, File No. 001-31911
###	Incorporated by reference to the Registration Statement on Form S-3 filed January 15, 2008, File No. 333-148681
####	Incorporated by reference to Form 8-K filed September 2, 2008, File No. 001-31911
#####	Incorporated by reference to Form 8-K/A filed January 2, 2009, File No. 001-31911