Form 10-Q
period 2009-03-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2009-05-11
CIK 1039828

`

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes☐ No ☒

APPLICABLE TO CORPORATE ISSUERS:

Shares of common stock outstanding at April 30, 2009: 53,162,259

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	March 31, 2009	December 31, 2008
		(As Adjusted)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2009 - $8,278,636; 2008 - $7,159,286)	$7,573,330	$6,629,046
Held for investment, at amortized cost (fair value: 2009 - $3,039,243; 2008 - $3,588,114)	3,050,505	3,604,149
Equity securities, available for sale, at fair value (cost: 2009 - $104,483; 2008 - $125,157)	73,378	99,552
Mortgage loans on real estate	2,351,405	2,329,824
Derivative instruments	57,492	56,588
Policy loans	459	446
Total investments	13,106,569	12,719,605

Cash and cash equivalents	108,032	214,862
Coinsurance deposits	1,491,558	1,528,981
Accrued investment income	104,821	91,756
Deferred policy acquisition costs	1,661,764	1,579,871
Deferred sales inducements	917,902	843,377
Deferred income taxes	93,454	82,409
Other assets	24,522	20,879
Total assets	$17,508,622	$17,081,740

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands, except per share data)

(Unaudited)

	March 31, 2009	December 31, 2008
		(As Adjusted)
Liabilities and Stockholders’ Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$125,826	$121,914
Annuity products	16,120,559	15,687,625
Other policy funds and contract claims	110,046	111,205
Notes payable	272,732	247,750
Subordinated debentures	268,243	268,209
Income taxes payable	9,880	14,133
Other liabilities	93,635	134,060
Total liabilities	17,000,921	16,584,896

Stockholders’ equity:
Common stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding: 2009 - 51,066,008 shares (excluding 5,941,547 treasury shares); 2008 - 50,739,355 shares (excluding 6,263,700 treasury shares)	51,066	50,739
Additional paid-in capital	376,432	376,782
Unallocated common stock held by ESOP; 2009 - 588,312 shares; 2008 - 588,312 shares	(6,229)	(6,336)
Accumulated other comprehensive loss	(188,318)	(147,376)
Retained earnings	274,750	223,035
Total stockholders’ equity	507,701	496,844
Total liabilities and stockholders’ equity	$17,508,622	$17,081,740

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
		(As Adjusted)
Revenues:
Traditional life and accident and health insurance premiums	$3,486	$3,316
Annuity product charges	15,051	12,098
Net investment income	220,654	195,488
Change in fair value of derivatives	(43,823)	(157,365)
Realized gains (losses) on investments, excluding impairment losses	760	830
Impairment losses on investments:
Total other than temporary impairment losses	(55,391)	(3,249)
Portion of impairment losses recognized in other comprehensive loss	41,953	—
Net impairment losses recognized in operations	(13,438)	(3,249)
Total revenues	182,690	51,118

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	2,199	2,609
Interest credited to account balances	59,763	54,176
Amortization of deferred sales inducements	13,711	31,912
Change in fair value of embedded derivatives	14,183	(218,614)
Interest expense on notes payable	4,276	5,132
Interest expense on subordinated debentures	4,208	5,231
Interest expense on amounts due under repurchase agreements	242	2,972
Amortization of deferred policy acquisition costs	34,644	80,690
Other operating costs and expenses	14,464	13,583
Total benefits and expenses	147,690	(22,309)
Income before income taxes	35,000	73,427
Income tax expense	8,525	25,367
Net income	$26,475	$48,060

Earnings per common share	$0.50	$0.87
Earnings per common share - assuming dilution	$0.48	$0.83

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
					(As Adjusted)	(As Adjusted)
Balance at December 31, 2007	$53,556	$387,302	$(6,781)	$(38,929)	$216,487	$611,635
Retrospective application of FSP APB 14-1	—	15,355	—	—	(5,888)	9,467
Comprehensive income:
Net income for period, as adjusted	—	—	—	—	48,060	48,060
Change in net unrealized investment gains/losses	—	—	—	(20,182)	—	(20,182)
Total comprehensive income, as adjusted						27,878
Acquisition of 1,946,406 shares of common stock	(1,946)	(14,681)	—	—	—	(16,627)
Allocation of 10,263 shares of common stock by ESOP, including excess income tax benefits	—	(15)	111	—	—	96
Share-based compensation, including excess income tax benefits	—	761	—	—	—	761
Issuance of 59,244 shares of common stock under compensation plans, including excess income tax benefits	59	(2)	—	—	—	57
Conversion of $10 of subordinated debentures	1	9	—	—	—	10
Balance at March 31, 2008, as adjusted	$51,670	$388,729	$(6,670)	$(59,111)	$258,659	$633,277

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)

(Dollars in thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at December 31, 2008, as adjusted	$50,739	$376,782	$(6,336)	$(147,376)	$223,035	$496,844
Cumulative effect of FSP FAS 115-2, net	—	—	—	(20,094)	25,240	5,146
Comprehensive income:
Net income for period	—	—	—	—	26,475	26,475
Change in net unrealized investment gains/losses	—	—	—	6,422	—	6,422
Noncredit component of other than temporary impairment losses, available for sale securities, net	—	—	—	(27,270)	—	(27,270)
Total comprehensive income						5,627
Acquisition of 12,362 shares of common stock	(12)	(40)	—	—	—	(52)
Allocation of 9,994 shares of common stock by ESOP, including excess income tax benefits	—	(35)	107	—	—	72
Share-based compensation, including excess income tax benefits	—	64	—	—	—	64
Issuance of 339,015 shares of common stock under compensation plans, including excess income tax benefits	339	(339)	—	—	—	—
Balance at March 31, 2009	$51,066	$376,432	$(6,229)	$(188,318)	$274,750	$507,701

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
		(As Adjusted)
Operating activities
Net income	$26,475	$48,060
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances	59,763	54,176
Amortization of deferred sales inducements	13,711	31,912
Annuity product charges	(15,051)	(12,098)
Change in fair value of embedded derivatives	14,183	(218,614)
Increase in traditional life and accident and health insurance reserves	1,708	1,622
Policy acquisition costs deferred	(73,200)	(57,855)
Amortization of deferred policy acquisition costs	34,644	80,690
Provision for depreciation and other amortization	1,519	1,661
Amortization of discount and premiums on investments	(56,721)	(62,250)
Net realized gains on investments	(760)	(830)
Net impairment losses recognized in operations	13,438	3,249
Change in fair value of derivatives	43,531	157,362
Deferred income taxes	(2,854)	36,073
Loss on retirement of debt	—	1,132
Share-based compensation	433	761
Change in accrued investment income	(13,065)	(9,296)
Change in income taxes payable	(4,253)	(10,829)
Change in other assets	(778)	299
Change in other policy funds and contract claims	(1,159)	(1,932)
Change in other liabilities	17,975	11,488
Other	27	88
Net cash provided by operating activities	59,566	54,869

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	650,765	623,318
Fixed maturity securities - held for investment	588,601	150,474
Equity securities - available for sale	200	1,065
Mortgage loans on real estate	25,353	36,473
Derivative instruments	2,539	15,299
Acquisition of investments:
Fixed maturity securities - available for sale	(1,683,183)	(1,007,828)
Equity securities - available for sale	—	(51,695)
Mortgage loans on real estate	(46,936)	(129,415)
Derivative instruments	(50,418)	(65,769)
Policy loans	(13)	(19)
Purchases of property, furniture and equipment	(233)	(61)
Net cash used in investing activities	(513,325)	(428,158)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

 (Unaudited)

	Three Months Ended March 31,
	2009	2008
		(As Adjusted)
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$653,133	$515,160
Coinsurance deposits	44,066	43,393
Return of annuity and single premium universal life policyholder account balances	(342,312)	(332,050)
Proceeds from notes payable	25,000	15,000
Repayments of notes payable	(1,028)	(20,766)
Increase in amounts due under repurchase agreements	—	182,389
Acquisition of common stock	(34)	(16,627)
Excess tax benefits realized from share-based compensation plans	20	21
Proceeds from issuance of common stock	—	44
Change in checks in excess of cash balance	(31,916)	(12,516)
Net cash provided by financing activities	346,929	374,048
Increase (decrease) in cash and cash equivalents	(106,830)	759

Cash and cash equivalents at beginning of period	214,862	18,888
Cash and cash equivalents at end of period	$108,032	$19,647

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest expense	$5,868	$8,941
Income taxes	15,800	—
Non-cash operating activity:
Deferral of sales inducements	58,788	42,139
Non-cash financing activity:
Conversion of subordinated debentures	—	10

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

1. Organization and Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements of American Equity Investment Life Holding Company (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by GAAP for complete financial statements.  The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with the prior audited consolidated financial statements.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  All significant intercompany accounts and transactions have been eliminated.  The preparation of financial statements requires the use of management estimates.  For further information related to a description of areas of judgment and estimates and other information necessary to understand the Company’s financial position and results of operations, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Reclassifications have been made to prior period financial statements to conform with the March 31, 2009 presentation. See Adopted Accounting Pronouncements for impact of new accounting guidance on prior period financial statements.

Adopted Accounting Pronouncements

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133 (“SFAS 161”).  SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for and affect an entity’s financial position, financial performance and cash flows.  The adoption of SFAS 161 did not have a material impact on the Company’s financial position or results of operations as it impacts financial statement disclosure only.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments (“FSP FAS 115-2”).  FSP FAS 115-2 amends the other than temporary impairment guidance in GAAP for debt securities only to make the guidance more operational and to expand the presentation and disclosure of other than temporary impairments on debt and equity securities in the financial statements.  FSP FAS 115-2 requires that other than temporary impairments on debt securities be allocated between credit and noncredit components with the noncredit portion of the other than temporary impairments recognized as a component of other comprehensive income and the credit loss portion included in operations.  FSP FAS 115-2 also requires a cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive income (loss) in the period of adoption for other than temporary impairments on debt securities recognized in prior periods which are still held as investments at the date of adoption.  FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009; however, early application is permitted.  The Company elected to adopt FSP FAS 115-2 effective January 1, 2009.  The cumulative effect adjustment as of January 1, 2009 increased retained earnings by $25.2 million and increased accumulated other comprehensive loss by $20.1 million.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  FSP FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 becomes effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively, with early adoption permitted for periods ending after March 15, 2009.  The Company elected to adopt FSP FAS 157-4 as of January 1, 2009, and it did not have a material impact on the Company’s unaudited consolidated financial statements.

On January 1, 2009, the Company adopted FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) and applied it retrospectively to all periods presented as required.  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) do not fall within the scope of paragraph 12 of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and specifies that issuers of such instruments should separately account for the liability component and the equity component represented by the embedded conversion option in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  Upon settlement, the entity shall allocate consideration transferred and transaction costs incurred to the extinguishment of the liability component and the reacquisition of the equity component.

In December 2004, the Company issued $260 million of contingent convertible senior notes with a fixed rate of 5.25% and a maturity date of December 6, 2024.  FSP APB 14-1 requires on the date of issuance bifurcation of these notes into a debt component and an equity component.  The difference between the fair value of the debt component at the date of issuance and the initial proceeds at the date of issuance is recorded as a component of equity.  The fair value of the notes without the embedded conversion option (liability component) at the date of issuance was $221.4 million.  The fair value of the embedded conversion option (equity component) at the date of issuance was $39.1 million.  The fair value of the equity component has been recorded as a debt discount to the notes, with a corresponding increase to additional paid-in capital, net of income tax.  The debt discount is being amortized over the expected life of the debt.

The following summarizes the effects of the retrospective adoption of FSP APB 14-1 on the balance sheet, statement of operations and earnings per share:

	December 31, 2008
	As Adjusted	As Originally Reported
	(Dollars in thousands)
Deferred income taxes	$82,409	$85,700
Other assets	20,879	23,661
Total assets	17,081,740	17,087,813

Notes payable	247,750	258,462
Total liabilities	16,584,896	16,595,608

Additional paid-in capital	376,782	361,427
Retained earnings	223,035	233,751
Total stockholders’ equity	496,844	492,205

	Three Months Ended March 31, 2008
	As Adjusted	As Originally Reported
	(Dollars in thousands, except per share data)
Interest expense on notes payable	$5,132	$4,129
Other operating costs and expenses	13,583	12,718
Income tax expense	25,367	26,143

Net income	48,060	49,152

Earnings per common share	$0.87	$0.89
Earnings per common share - assuming dilution	$0.83	$0.85

New Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”).  FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  FSP FAS 107-1 also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods.  FSP FAS 107-1 is effective for financial statements issued for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 as of April 1, 2009 will not have a material impact on the Company’s financial position or results of operations as it impacts financial statement disclosure only.

2. Fair Values of Financial Instruments

SFAS No. 157, Fair Value Measurements (“SFAS 157”) requires companies to expand disclosures associated with fair value measurements and to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  SFAS 157 provides a hierarchy for valuation inputs in which assets and liabilities measured at fair value must be disclosed.  Accordingly, the Company groups financial assets and financial liabilities measured at fair value in the following categories:

Level 1 -  Quoted prices are available in active markets for identical financial instruments as of the reporting date.  The types of financial instruments included in Level 1 are listed equities and non-interest bearing cash.  As required by SFAS 157, the Company does not adjust the quoted price for these financial instruments, even in situations where it holds a large position and a sale could reasonably impact the quoted price.

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

Level 3 -  Models and other valuation methodologies using significant inputs that are unobservable for financial instruments and include situations where there is little, if any, market activity for the financial instrument.  The inputs into the determination of fair value require significant management judgment or estimation.  Financial instruments that are included in Level 3 are securities for which no market activity or data exists and for which the Company used discounted expected future cash flows with unobservable inputs using market participant assumptions to determine fair value.

The following valuation techniques were used by the Company in estimating the fair values of financial instruments:

1.                                       Fair values of fixed maturity securities are obtained primarily from a broker who starts by obtaining a price from an independent pricing source and adjusts for observable data.  These prices from the independent broker undergo evaluation by the Company’s internal investment professionals.  The Company generally obtains one price per security, which is compared to relevant credit information, perceived market movements and sector news.  Market indices of similar rated asset class spreads are considered for valuations and broker indications of similar securities are compared.  If the issuer has had trades in similar debt outstanding but not necessarily the same rank in the capital structure, spread information is used to support fair value.  If discrepancies are identified, additional quotes are obtained and the quote that best reflects a fair value exit price at the reporting date is selected.

2.                                      Amounts reported as fair value of embedded derivatives are estimated by projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and discounting the excess of the projected contract value amounts.  The projections of the policy contract values are based on best estimate assumptions for future policy growth and future policy decrements.  Best estimate assumptions for future policy growth include assumptions for the expected index credit on the next policy anniversary date which are derived from the fair values of the underlying call options purchased to fund such index credits and the expected costs of annual call options that will be purchased in the future to fund index credits beyond the next policy anniversary.  The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as were used to project policy contract values.  Increases or decreases in the fair value of embedded derivatives generally correspond to increases or decreases in the fair values of call options purchased to fund the annual index credits and changes in the discount rates used to discount the excess of the projected policy contract values over the projected minimum guaranteed contract values.  The fair value of the embedded derivatives includes an adjustment for the non performance risk of the Company.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

The Company’s assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
March 31, 2009
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$21,861	$2,683	$19,178	$—
United States Government sponsored agencies	2,932,137	—	2,932,137	—
U.S. states, territories and political subdivisions	15,916	—	15,916	—
Corporate securities	2,414,058	68,483	2,328,187	17,388
Mortgage and asset-backed securities	2,189,358	—	2,187,158	2,200
Equity securities - available for sale	73,378	65,090	8,288	—
Derivative instruments	57,492	—	57,492	—
Cash and cash equivalents	108,032	108,032	—	—
	$7,812,232	$244,288	$7,548,356	$19,588
Liabilities
Embedded derivatives	$943,386	$—	$—	$943,386

December 31, 2008
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$22,050	$3,404	$18,646	$—
United States Government sponsored agencies	3,104,853	—	3,104,853	—
Corporate securities	1,688,869	84,946	1,586,174	17,749
Mortgage and asset-backed securities	1,813,274	—	1,810,941	2,333
Equity securities - available for sale	99,552	84,554	14,998	—
Derivative instruments	56,588	—	56,588	—
Cash and cash equivalents	214,862	214,862	—	—
	$7,000,048	$387,766	$6,592,200	$20,082
Liabilities
Embedded derivatives	$998,015	$—	$—	$998,015

The following tables provide a reconciliation of the beginning and ending balances for the Company’s Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Available for sale securities
Beginning balance	$20,082	$—
Transfers in to or out of Level 3	—	—
Disposals	(37)	—
Total gains (losses) (realized/unrealized):
Included in other comprehensive income (loss)	81	—
Included in operations	(538)	—
	$19,588	$—

Realized losses of $0.5 million for the three months ended March 31, 2009 are included in net impairment losses recognized in operations in the consolidated statements of operations.

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Embedded Derivatives
Beginning balance	$998,015	$1,432,746
Premiums less benefits	(16,664)	42,913
Change in unrealized gains, net	(37,965)	(284,724)
	$943,386	$1,190,935

Change in unrealized gains, net of $38.0 million and $284.7 million for the three months ended March 31, 2009 and 2008, respectively, are included in change in fair value of embedded derivatives in the unaudited consolidated statement of operations.

3.  Investments

At March 31, 2009 and December 31, 2008, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairments in Accumulated Other Comprehensive Loss	Fair Value
	(Dollars in thousands)
March 31, 2009
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$21,439	$422	$—	$—	$21,861
United States Government sponsored agencies	2,919,945	12,206	(14)	—	2,932,137
U.S. states, territories and political subdivisions	17,037	48	(1,169)	—	15,916
Corporate securities, including redeemable preferred stocks	2,685,892	35,079	(291,875)	(15,038)	2,414,058
Mortgage and asset-backed securities	2,634,323	9,435	(344,264)	(110,136)	2,189,358
	$8,278,636	$57,190	$(637,322)	$(125,174)	$7,573,330

Held for investment:
United States Government sponsored agencies	$2,974,953	$11,254	$(293)	$—	$2,985,914
Redeemable preferred stock	75,552	—	(22,223)	—	53,329
	$3,050,505	$11,254	$(22,516)	$—	$3,039,243

Equity securities, available for sale:
Non-redeemable preferred stocks	$75,454	$55	$(23,644)	$—	$51,865
Common stocks	29,029	39	(7,555)	—	21,513
	$104,483	$94	$(31,199)	$—	$73,378

December 31, 2008
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$21,664	$515	$(129)	$—	$22,050
United States Government sponsored agencies	3,090,458	15,528	(1,133)	—	3,104,853
Corporate securities, including redeemable preferred stocks	1,951,308	14,939	(277,378)	—	1,688,869
Mortgage and asset-backed securities	2,095,856	6,055	(288,637)	—	1,813,274
	$7,159,286	$37,037	$(567,277)	$—	$6,629,046

Held for investment:
United States Government sponsored agencies	$3,528,628	$6,421	$(4,984)	$—	$3,530,065
Redeemable preferred stock	75,521	—	(17,472)	—	58,049
	$3,604,149	$6,421	$(22,456)	$—	$3,588,114

Equity securities, available for sale:
Non-redeemable preferred stocks	$95,939	$—	$(25,624)	$—	$70,315
Common stocks	29,218	373	(354)	—	29,237
	$125,157	$373	$(25,978)	$—	$99,552

During the three months ended March 31, 2009 and 2008, the Company received $1.0 billion and $330.7 million, respectively, in net redemption proceeds related to calls of its callable United States Government sponsored agency securities, of which $588.6 million and $150.5 million, respectively, were classified as held for investment.  The Company reinvested the proceeds from these redemptions primarily in corporate securities and mortgage-backed securities classified as available for sale.  At March 31, 2009, 58% of the Company’s fixed income securities have call features and 13% were subject to call redemption.  Another 41% will become subject to call redemption through December 31, 2009.

The amortized cost and fair value of fixed maturity securities at March 31, 2009, by contractual maturity, are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of the Company’s mortgage-backed and asset-backed securities provide for periodic payments throughout their lives and are shown below as a separate line.

	Available-for-sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due after one year through five years	$425,210	$397,988	$—	$—
Due after five years through ten years	1,067,540	1,022,366	—	—
Due after ten years through twenty years	2,036,431	1,997,241	790,000	793,792
Due after twenty years	2,115,132	1,966,377	2,260,505	2,245,451
	5,644,313	5,383,972	3,050,505	3,039,243
Mortgage-backed and asset-backed securities	2,634,323	2,189,358	—	—
	$8,278,636	$7,573,330	$3,050,505	$3,039,243

Net unrealized losses on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders’ equity were comprised of the following:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Net unrealized losses on available for sale fixed maturity securities and equity securities	$(611,237)	$(555,845)
Noncredit component of other than temporary impairment losses on available for sale fixed maturity securities	(125,174)	—
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	446,691	329,113
Deferred income tax benefit	101,402	79,356
Net unrealized losses reported as accumulated other comprehensive loss	$(188,318)	$(147,376)

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 440 and 394 securities, respectively) have been in a continuous unrealized loss position, at March 31, 2009 and December 31, 2008:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2009
Fixed maturity securities:
Available for sale:
United States Government sponsored agencies	$101,871	$(14)	$—	$—	$101,871	$(14)
U.S. states, territories and political subdivisions	5,000	(90)	7,731	(1,079)	12,731	(1,169)
Corporate securities, including redeemable preferred stocks:
Finance, insurance and real estate	119,140	(40,164)	219,043	(106,252)	338,183	(146,416)
Manufacturing, construction and mining	317,066	(30,698)	132,764	(33,462)	449,830	(64,160)
Utilities and related sectors	235,297	(16,042)	152,500	(33,779)	387,797	(49,821)
Wholesale/retail trade	133,013	(8,837)	55,092	(11,541)	188,105	(20,378)
Services, media and other	68,448	(5,693)	97,655	(20,445)	166,103	(26,138)
Mortgage and asset-backed securities	1,350,541	(218,707)	637,995	(235,693)	1,988,536	(454,400)
	$2,330,376	$(320,245)	$1,302,780	$(442,251)	$3,633,156	$(762,496)
Held for investment:
United States Government sponsored agencies	$—	$—	$299,707	$(293)	$299,707	$(293)
Redeemable preferred stock:
Finance, insurance and real estate	—	—	53,329	(22,223)	53,329	(22,223)
	$—	$—	$353,036	$(22,516)	$353,036	$(22,516)

Equity securities, available for sale	$40,473	$(17,030)	$15,832	$(14,169)	$56,305	$(31,199)

December 31, 2008
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$—	$—	$18,645	$(129)	$18,645	$(129)
United States Government sponsored agencies	60,475	(57)	298,925	(1,076)	359,400	(1,133)
Corporate securities, including redeemable preferred stocks:
Finance, insurance and real estate	205,148	(44,478)	146,226	(46,761)	351,374	(91,239)
Manufacturing, construction and mining	294,428	(37,589)	65,578	(27,978)	360,006	(65,567)
Utilities and related sectors	192,110	(22,816)	116,173	(32,307)	308,283	(55,123)
Wholesale/retail trade	120,056	(16,557)	11,825	(9,680)	131,881	(26,237)
Services, media and other	119,297	(22,425)	79,664	(16,787)	198,961	(39,212)
Mortgage and asset-backed securities	1,117,973	(221,480)	297,442	(67,157)	1,415,415	(288,637)
	$2,109,487	$(365,402)	$1,034,478	$(201,875)	$3,143,965	$(567,277)
Held for investment:
United States Government sponsored agencies	$—	$—	$360,016	$(4,984)	$360,016	$(4,984)
Redeemable preferred stock:
Finance, insurance and real estate	—	—	58,049	(17,472)	58,049	(17,472)
	$—	$—	$418,065	$(22,456)	$418,065	$(22,456)

Equity securities, available for sale	$30,093	$(14,360)	$20,358	$(11,618)	$50,451	$(25,978)

The following is a description of the factors causing the temporary unrealized losses by investment category as of March 31, 2009:

United States Government full faith and credit; United States Government sponsored agencies; and U.S. states, territories and political subdivisions: These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates.  While the decline in risk-free interest rates have provided benefit to these securities, current spreads on agency securities compared to U.S. Treasury securities continue to remain wide from a historic perspective.  The continued uncertainty surrounding economic conditions has resulted in an extended period of wider agency spreads relative to U.S. Treasury securities.

Corporate securities, including redeemable preferred stocks:  The unrealized losses in these securities are due to a dramatic widening in credit spreads as the result of diminished liquidity and instability in the financial credit markets.  Credit spreads at March 31, 2009 are wider than the Company would expect given current default rates and are likely more reflective of supply and demand imbalances.  Risk aversion remains high because of the financial crisis and global recession fears, despite continued government action to calm the markets.

Mortgage and asset-backed securities: At March 31, 2009, the Company had no exposure to subprime mortgage-backed securities.  Substantially all of the securities that the Company owns are in the highest rated tranche of the pool in which they are structured and are not subordinated to any other tranche.  The Company’s “Alt-A” mortgage-backed securities are comprised of 34 securities with a total amortized cost basis of $562.3 million and a fair value of $377.9 million.  Unrealized losses in residential mortgage-backed securities have increased as mortgage spreads have widened as Fannie Mae and Freddie Mac slipped into government receivership in 2008 due to increased capital concerns.  Despite government efforts, increased foreclosures and bankruptcies during the first quarter of 2009 have caused additional spread widening.

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

Where the decline in market value of debt securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening, and the Company anticipates recovery of amortized cost, it does not consider these investments to be other than temporarily impaired because the Company does not intend to sell these securities and it is more likely than not the Company will not have to sell the securities before recovery of their amortized cost.  Where there is a decline in the fair value of equity securities, other than temporary impairment is not recognized when the Company anticipates a recovery of cost within a reasonable period of time.

Approximately 67% of the unrealized losses on fixed maturity securities shown in the above table for March 31, 2009 are on securities that are rated investment grade, defined as being the highest two National Association of Insurance Commissioners (“NAIC”) designations.  Approximately 33% of the unrealized losses on fixed maturity securities shown in the above table for March 31, 2009 are on securities rated below investment grade.  All of the securities with unrealized losses are current with respect to the payment of principal and interest.

Changes in net unrealized losses on investments for the three months ended March 31, 2009 and 2008 are as follows:

	March 31, 2009	March 31, 2008
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$4,773	$(99,113)

Investments carried at fair value:
Fixed maturity securities, available for sale	$(175,066)	$(66,839)
Equity securities, available for sale	(5,500)	(2,345)
	(180,566)	(69,184)
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	117,578	38,135
Deferred income tax asset	22,046	10,867
	139,624	49,002
Increase in net unrealized losses on investments carried at fair value	$(40,942)	$(20,182)

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date.  Realized gains (losses) on investments, excluding impairment losses for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$810	$943
Gross realized losses	(53)	(113)
	757	830
Equity securities:
Gross realized gains	3	—
	3	—
	$760	$830

The Company reviews and analyzes all investments on an ongoing basis for changes in market interest rates and credit deterioration.  This review process includes analyzing the Company’s ability to recover the amortized cost basis of each investment that has a fair value that is materially lower than its amortized cost and requires a high degree of management judgment and involves uncertainty.  The evaluation of securities for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties.

The Company has a policy and process in place to identify securities that could potentially have an impairment that is other than temporary.  This process involves monitoring market events and other items that could impact issuers.  The evaluation includes but is not limited to such factors as:

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

•                  the Company’s intent and ability to retain equity securities for a period of time sufficient to allow for recovery;

•                  the Company’s intent to sell and whether it is more likely than not the Company would be required to sell prior to recovery for debt securities;

•                  consideration of rating agency actions;

•                  changes in estimated cash flows of asset-backed and mortgage-backed securities; and

•                  the Company’s assessment in the case of equity securities including perpetual preferred stocks with credit deterioration that the security cannot recover to cost in a reasonable period of time.

The Company determines whether other than temporary impairment losses should be recognized for debt and equity securities by assessing all facts and circumstances surrounding the security. Other than temporary impairment losses on equity securities are recognized in operations.  If the Company intends to sell a debt security, or if it is more likely than not that the Company will be required to sell a debt security before recovery of its amortized cost basis, other than temporary impairment has occurred and the difference between amortized cost and fair value will be recognized as a loss in operations.

If the Company does not intend to sell the debt security but also does not expect to recover the entire amortized cost basis of the security, an impairment loss would be recognized in operations in the amount of the expected amortized cost basis that would not be collected (credit loss).  The Company calculates the present value of the cash flows expected to be collected.  The difference between the present value of expected future cash flows and the amortized cost basis of the security is the amount of credit loss recognized in operations.  The remaining amount of the other than temporary impairment is recognized in other comprehensive income (loss).

The determination of the credit loss component of a mortgage-backed security is based on a number of factors.  The primary consideration in this evaluation process is the issuer’s ability to meet current and future interest and principal payments as contractually stated at time of purchase.  The Company’s review of these securities includes an analysis of the cash flow modeling under various default scenarios as compared to independent third party contributors, the seniority of the specific tranche within the structure of the security, the composition of the collateral and the actual default, loss severity, and prepayment experience exhibited.  With the input of third party assumptions for default projections, loss severity and prepayment expectations, the Company evaluates the cash flow projections to determine whether the security is performing in accordance with its contractual obligation.  In circumstances where the analysis implies a potential for principal loss at some point in the future, the cash flow projection is discounted at the security’s current effective yield and compared to amortized cost to determine the amount of credit loss associated with the security.

The determination of the credit loss component of a corporate bond is based on the underlying financial performance of the issuer and their ability to meet their contractual obligations.  Considerations in the Company’s evaluation include, but are not limited to credit rating changes, financial statement and ratio analysis, changes in management, large changes in credit spreads, breaches of financial covenants, and a review of the economic outlook for the industry and markets in which they trade.  In circumstances where an issuer appears unlikely to meet its future obligation, or the security’s price decline is deemed other than temporary, an estimate of credit loss is determined.  Credit loss is calculated using default probabilities as derived from the credit default swaps markets in conjunction with recovery rates derived from independent third party analysis.  This credit loss rate is then incorporated into a present value calculation based on an expected principal loss in the future discounted at the yield at the date of purchase and compared to amortized cost to determine the amount of credit loss associated with the security.

The following table summarizes other than temporary impairments by asset type:

	Three Months Ended March 31, 2009
	Total Other Than Temporary Losses	Included in Other Comprehensive Loss	Net Impairment Losses in Operations
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$(245)	$—	$(245)
Corporate securities, including redeemable preferred stocks	(1,433)	(3)	(1,436)
Residential mortgage-backed securities	(44,203)	41,956	(2,247)
Equity securities, available for sale	(9,510)	—	(9,510)
	$(55,391)	$41,953	$(13,438)

	Three Months Ended March 31, 2008
	Total Other Than Temporary Losses	Included in Other Comprehensive Loss	Net Impairment Losses in Operations
	(Dollars in thousands)
Fixed maturity securities:
Residential mortgage-backed securities	$(3,249)	$—	$(3,249)

The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

Three Months Ended March 31, 2009
(Dollars in thousands)
Cumulative credit loss at beginning of period	$(34,220)
Credit losses on securities for which an other than temporary impairment was not previously recognized	(2,492)
Additional credit losses on securities for which an other than temporary impairment was previously recognized	(1,436)
Reductions for returns of principal previously impaired	42
$(38,106)

4.  Derivative Instruments

The Company records derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), which requires companies to recognize all derivative instruments as assets or liabilities in the unaudited consolidated balance sheet at fair value.  None of the Company’s derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives are recognized immediately in the unaudited consolidated statements of operations.

The fair value of the Company’s derivative instruments, including derivative instruments embedded in index annuity contracts, presented in the unaudited consolidated balance sheets are as follows:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Derivative Instruments
Call options	$59,519	$58,358
Interest rate swaps	(2,027)	(1,770)
	$57,492	$56,588
Policy benefit reserves - annuity products
Index annuities	$943,386	$998,015
	$943,386	$998,015

The change in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended March 31,
	2009	2008
Change in fair value of derivatives:
Call options	$(43,274)	$(156,314)
Interest rate swaps	(549)	(1,051)
	$(43,823)	$(157,365)
Change in fair value of embedded derivatives:
Index annuities	$(14,183)	$218,614

The Company has index annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specified market index.  When index annuity premiums are received, a portion of the premium is used to purchase derivatives consisting of call options on the applicable market indices to fund the index credits due to index annuity policyholders.  Substantially all such call options are one year options purchased to match the funding requirements of the underlying policies.  The call options are marked to market with the change in fair value included as a component of revenues.  The change in fair value of derivatives includes the gains or losses recognized at the expiration of the option term or upon early termination and the changes in fair value for open positions.  On the respective anniversary dates of the index policies, the index used to compute the annual index credit is reset and the Company purchases new one-year call options to fund the next annual index credit.  The Company manages the cost of these purchases through the terms of its index annuities, which permit the Company to change caps, participation rates and/or asset fees, subject to guaranteed minimums.  By adjusting caps, participation rates or asset fees, the Company can generally manage option costs except in cases where the contractual features would prevent further modifications.

The Company’s strategy attempts to mitigate any potential risk of loss under these agreements through a regular monitoring process which evaluates the program’s effectiveness.  The Company does not bear derivative related risk with its call options that would require payment or collateral to another institution and its call options do not contain counterparty credit-risk-related contingent features.  The Company is exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, the Company purchases its option contracts from multiple counterparties and evaluates the creditworthiness of all counterparties prior to purchase of the contracts.  All of these options had been purchased from nationally recognized investment banking institutions with a Standard and Poor’s credit rating of A or higher at the time of purchase and the maximum credit exposure to any single counterparty is subject to concentration limits. The Company also has credit support agreements with several counterparties that allow it to request the counterparty to provide collateral to the Company when the fair value of the Company’s exposure to the counterparty exceeds specified amounts.

The notional amount and maximum amount of loss due to credit risk that the Company would incur if parties to the call options failed completely to perform according to the terms of the contracts are as follows:

	March 31, 2009		December 31, 2008
Counterparty	Notional Amount	Fair Value	Notional Amount	Fair Value
Bank of America	$1,743,936	$1,398	$2,184,932	$4,593
BNP Paribas	1,425,698	14,292	1,410,092	16,533
Lehman	803,718	—	1,353,837	—
Bank of New York	409,272	2,000	641,405	3,541
Credit Suisse	1,284,703	12,978	613,333	9,380
Barclays	531,253	6,182	694,967	13,618
SunTrust	568,323	6,569	484,101	4,263
Wells Fargo	368,905	4,514	338,790	16
J.P. Morgan	551,073	11,583	312,943	6,296
Citi	83,315	3	83,315	118
Others	9,039	—	73,679	—
	$7,779,235	$59,519	$8,191,394	$58,358

The Company has unsecured counterparty exposure in connection with options purchased from affiliates of Lehman Brothers (“Lehman”) which declared bankruptcy during the third quarter of 2008.  The Company estimates its maximum exposure to the Lehman bankruptcy was $12.7 million at March 31, 2009.  As of March 31, 2009, no fair value has been recorded for the unexpired options the Company owns that were purchased from Lehman after taking into consideration counterparty risk.  The amount of loss that the Company will realize upon expiration of these options will depend on the performance of the underlying indices which the options are based upon, the amount of related index credits the Company will make to policyholders and the amount, if any, that the Company will recover from Lehman through its claim in bankruptcy proceedings.  The amount of option proceeds due on expired options which had been purchased from Lehman that the Company did not receive payment on for the three months ended March 31, 2009 was $2.9 million.

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

The Company has entered into interest rate swaps to manage interest rate risk associated with the floating rate component on certain of its subordinated debentures and amounts outstanding under its revolving line of credit.  See notes 8 and 9 in our Annual Report on Form 10-K for the year ended December 31, 2008  for more information on the Company’s revolving line of credit and subordinated debentures.  The terms of the interest rate swaps provide that the Company pays a fixed rate of interest and receives a floating rate of interest.  The interest rate swaps are not effective hedges under SFAS 133.  Therefore, the Company records the interest rate swaps at fair value and any net cash payments received or paid are included in the change in fair value of derivatives in the unaudited consolidated statements of operations.

Details regarding the interest rate swaps are as follows:

Maturity	Notional	Receive	Pay		March 31, 2009	December 31, 2008
Date	Amount	Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
April 29, 2009	$20,000	*LIBOR	4.94%	Bank of America	$(188)	$(257)
December 15, 2009	20,000	*LIBOR	4.93%	Bank of America	(569)	(719)
September 15, 2010	20,000	*LIBOR (a)	5.19%	Bank of America	(281)	(325)
April 7, 2011	20,000	*LIBOR (a)	5.23%	Bank of America	(432)	(469)
October 15, 2011	15,000	**LIBOR	1.54%	Sun Trust	(105)	—
October 31, 2011	30,000	**LIBOR	1.51%	Sun Trust	(238)	—
October 31, 2011	30,000	**LIBOR	1.61%	Sun Trust	(214)	—
	$155,000				$(2,027)	$(1,770)

* - three month London Interbank Offered Rate

** - one month London Interbank Offered Rate

(a) - subject to a floor of 4.25%

5.  Income Taxes

In 2008, the Company recorded a valuation allowance of $34.5 million on deferred income tax assets related to capital loss carryforwards and other than temporary impairments on investment securities, as utilization of the income tax benefits from a portion of these items is not more likely than not due to the fact that the Company has insufficient future taxable income from capital gain sources. The valuation allowance decreased by $3.6 million in the three months ended March 31, 2009 to $30.9 million as of March 31, 2009 primarily due to an increase in anticipated future taxable income from capital gain sources, offset in part by a smaller increase in the amount of other than temporary impairments that give rise to the deferred income tax asset for which a valuation allowance is necessary. Excluding the valuation allowance, the effective tax rate approximated the applicable statutory federal income tax rate of 35%.

6.  Notes Payable

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

In accordance with FSP APB 14-1 which the Company adopted on January 1, 2009 and applied retrospectively, the notes are accounted for separately as a liability component and equity component in the unaudited consolidated balance sheets.  The liability component and equity component are as follows:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Notes payable:
Principal amount of liability component	$181,924	$181,924
Unamortized discount	(12,274)	(13,284)
Net carrying amount of liability component	$169,650	$168,640

Additional paid-in capital:
Carrying amount of equity component	$22,637	$22,637

The discount is being amortized over the expected life of the notes, which is December 15, 2011, the date at which the Company may redeem the notes or the holders may require the Company to repurchase the notes.  The effective interest rate on the notes is 8.6%.  The interest cost recognized in operations, inclusive of the 5.25% coupon and amortization of the discount and debt issue costs, recognized for the three months ended March 31, 2009 and 2008 was $3.5 million and $4.8 million, respectively.

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

Holders may convert any outstanding notes into cash and shares of the Company’s common stock at a conversion price per share of $14.24.  This represents a conversion rate of approximately 70.2 shares of common stock per $1,000 in principal amount of notes (the “conversion rate”).  Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion, the value (the “conversion value”) of the cash and shares of the Company’s common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the conversion rate by the “ten day average closing stock price”, which equals the average of the closing per share prices of the Company’s common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion.  The Company will deliver the conversion value to holders as follows: (1) an amount in cash (the “principal return”) equal to the lesser of (a) the aggregate conversion value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate conversion value of the notes to be converted is greater than the principal return, an amount in shares (the “net shares”) equal to such aggregate conversion value less the principal return (the “net share amount”) and (3) an amount in cash in lieu of fractional shares of common stock.  The number of net shares to be paid will be determined by dividing the net share amount by the ten day average closing stock price.

The Company may redeem some or all of the notes at any time on or after December 15, 2011.  In addition, the holders may require the Company to repurchase all or a portion of their notes on December 15, 2011, 2014, and 2019 and upon a change in control, as defined in the indenture governing the notes, holders may require the Company to repurchase all or a portion of their notes for a period of time after the change in control.  The redemption price or repurchase price shall be payable in cash and equal to 100% of the principal amount of the notes plus accrued and unpaid interest (contingent interest and liquidated damages, if any) up to but not including the date of redemption or repurchase.  The Company reacquired $20.4 million of the notes during the first quarter of 2008 and recognized a loss of $1.2 million related to the extinguishment of these notes.

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

Pursuant to the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, the Company included the dilutive effect of the contingent convertible senior notes in its diluted earnings per share calculation, regardless of whether the market price trigger has been met.  Because the notes include a mandatory cash settlement feature for the principal amount, incremental dilutive shares will only exist when the average fair value of the Company’s common stock for a reporting period exceeds the conversion price per share of $14.24.

7.  Contingencies

The Company is occasionally involved in litigation, both as a defendant and as a plaintiff.  In addition, state regulatory bodies, such as state insurance departments, the SEC, FINRA, the Department of Labor, and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974, as amended, and laws governing the activities of broker-dealers.

During the fourth quarter of 2007 the Company received a formal request for information from the staff of the Division of Enforcement (the “Staff”) of the Securities and Exchange Commission (“SEC”) concerning its acquisition of American Equity Investment Service Company (“Service Company”) on September 2, 2005. The Company has cooperated fully in providing information and documentation to the Staff throughout the course of its investigation.  On May 4, 2009, the Company, its Chairman, and its Chief Executive Officer and President received a Wells Notice from the Staff in connection with this investigation.  The Wells Notice provides notification that the Staff intends to recommend to the SEC that it bring a civil action against the recipients for possible violations of the federal securities laws and related rules.  A Wells Notice does not itself initiate litigation, nor is it a finding of wrongdoing by the Company or any individual.  According to discussions with the SEC Staff and the Company’s understanding of the scope of the investigation, the Wells Notice relates to the Company’s disclosures in its 2004, 2005 and 2006 proxy statements concerning the effects of transactions involving the Service Company, the last of which was completed almost four years ago.  Beginning in 1999, the Company’s public securities filings contained extensive disclosures related to Service Company transactions, including the effect of each such transaction on its consolidated financial statements.  Based on the Company’s own investigation and the facts disclosed to it during the course of the SEC investigation, the Company believes these proxy statements accurately disclosed all material information, and strongly disagree with the Staff’s recommendation on this matter.  The Company will continue to pursue a potential resolution of this matter before the Staff makes its formal recommendation to the SEC, and will vigorously defend any action brought by the SEC, but the Company cannot predict the outcome or timing of this matter.

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

The Company is a defendant in two cases seeking class action status, including (i) Stephens v. American Equity Investment Life Insurance Company, et. al., in the San Luis Obispo Superior Court, San Francisco, California (complaint filed November 29, 2004) (the “SLO Case”) and (ii) In Re: American Equity Annuity Practices and Sales Litigation, in the United States District Court for the Central District of California, Western Division (complaint filed September 7, 2005) (the “Los Angeles Case”).  The plaintiff in the SLO Case seeks to represent a class of individuals who are California residents and who either purchased their annuity from the Company through a co-defendant marketing organization or who purchased one of a defined set of particular annuities issued by the Company.  On November 3, 2008, the court issued an order certifying the class.  The Company is seeking to decertify a portion of the class and may seek to decertify the entire class after further discovery into the merits of the case.  The Company is vigorously defending the underlying allegations, which include misrepresentation, breach of contract, breach of a state law regarding unfair competition and other claims.

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

8.  Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended March 31,
	2009	2008
		(As Adjusted)
	(Dollars in thousands, except per share data)
Numerator:
Net income - numerator for earnings per common share	$26,475	$48,060
Interest on convertible subordinated debentures (net of income tax benefit)	259	262
Numerator for earnings per common share - assuming dilution	$26,734	$48,322

Denominator:
Weighted average common shares outstanding (1)	52,964,799	55,430,709
Effect of dilutive securities:
Convertible subordinated debentures	2,734,528	2,765,350
Stock options and deferred compensation agreements	377	25,344
Denominator for earnings per common share - assuming dilution	55,699,704	58,221,403

Earnings per common share	$0.50	$0.87
Earnings per common share - assuming dilution	$0.48	$0.83

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.

Options to purchase shares of the Company’s common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
Three months ended March 31, 2009	1,963,888	$7.33 - $14.34
Three months ended March 31, 2008	1,226,287	$8.67 - $14.34

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis reviews our unaudited consolidated financial position at March 31, 2009, and the unaudited consolidated results of operations for the three month periods ended March 31, 2009 and 2008, and where appropriate, factors that may affect future financial performance.  This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

For a detailed discussion of these and other factors that might affect our performance, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Annuity deposits by product type collected during the three months ended March 31, 2009 and 2008, were as follows:

	Three Months Ended March 31,
Product Type	2009	2008
	(Dollars in thousands)

Index annuities:
Index strategies	$244,530	$332,836
Fixed strategy	354,746	173,533
	599,276	506,369

Fixed rate annuities:
Single-year rate guaranteed	10,450	7,233
Multi-year rate guaranteed	43,407	1,558
	53,857	8,791
Total before coinsurance ceded	653,133	515,160
Coinsurance ceded	300	537
Net after coinsurance ceded	$652,833	$514,623

Net annuity deposits after coinsurance ceded increased 27% during the first quarter of 2009 compared to the same period in 2008.  We attribute this increase to several factors, including our continued strong relationships with our national marketing organizations and field force of licensed, independent insurance agents, the increased attractiveness of safe money products in volatile markets, lower interest rates on competing products such as bank certificates of deposit; and product enhancements including a new generation of guaranteed income withdrawal benefit riders.  In addition, we benefited in the first quarter of 2009 from the actions of several significant competitors who restricted their capacity to accept new business.  This trend extended into the second quarter of 2009 although the extent to which such trend will be sustained for the balance of the year is uncertain.  While we have the capital resources to accept more business than was sold in 2008, our capacity is not unlimited and sales growth must be matched with available capital resources to maintain desired financial strength ratings from credit rating agencies and in particular, A.M. Best Company.  Toward this end we recently announced a restructuring of our payment of commissions to agents on new sales that will reduce the amount of commission paid at the time of sale but provide for additional commission payments on the first and second anniversaries of the date a policy was issued.  This change will initially increase our statutory earnings and capital and surplus and our capacity to accept new business.  It is uncertain what impact the change will have on the agents’ willingness to sell business for us.  We also have capital resources available to us under our revolving line of credit with banks and are examining reinsurance solutions as a potential source of statutory capital should sales continue at an accelerated rate.

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the “investment spread”.  Our investment spread is summarized as follows:

	Three Months Ended
	March 31,
	2009	2008
Average yield on invested assets	6.30%	6.14%

Cost of money:
Aggregate	3.33%	3.55%
Cost of money for index annuities	3.31%	3.58%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.26%	3.26%
Multi-year rate guaranteed	3.88%	3.94%

Investment spread:
Aggregate	2.97%	2.59%
Index annuities	2.99%	2.56%
Fixed rate annuities:
Annually adjustable	3.04%	2.88%
Multi-year rate guaranteed	2.42%	2.20%

The cost of money for index annuities and average crediting rates for fixed rate annuities are computed based upon policyholder account balances and do not include the impact of amortization of deferred sales inducements.  See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2008.  With respect to our index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate strategy, expenses we incur to fund the annual index credits and where applicable, minimum guaranteed interest credited.  Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances.  See Critical Accounting Policies - Derivative Instruments - Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Results of Operations

Three Months Ended March 31, 2009 and 2008

Net income decreased 45% to $26.5 million in the first quarter of 2009 compared to $48.1 million for the same period in 2008.  Net income for 2008 includes the impact of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) as discussed below.  Net income for 2009 includes the impact of applying Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments (“FSP FAS 115-2”) as discussed below.

Net income has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business.  Average annuity account values outstanding increased 12% for the three months ended March 31, 2009 compared to March 31, 2008.  Our investment spread measured on a percentage basis was 2.97% and 2.59% for the three months ended March 31, 2009 and 2008, respectively.  The increase in investment spread resulted from a higher investment yield earned on average assets due to higher yield on investments purchased throughout 2008 and in the first quarter of 2009 and a lower aggregate cost of money on our index annuities.  The lower cost of money for index annuities during 2009 was due to adjustments we made throughout 2007 to caps, participation rates and asset fees to manage the cost of options purchased to fund the annual index credits.  The benefit from these adjustments was not fully recognized until the fourth quarter of 2008.

The comparability of the amounts is significantly impacted by realized gains on investments, net impairment losses recognized in operations and the impact of the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) to our index annuity business.  We estimate that these items increased (decreased) net income as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)

Realized gains on investments and net impairment losses recognized in operations	$678	$(1,008)
Application of SFAS 133 to index annuity business	3,696	33,155

Realized gains on investments and net impairment losses recognized in operations fluctuate from period to period based upon changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other than temporary impairments.  We adopted FSP FAS 115-2 effective January 1, 2009 which amended the determination of the amount of other than temporary impairments on debt securities recognized in the statement of operations resulting in the noncredit portion of other than temporary impairments being recognized in accumulated other comprehensive loss.  The amounts disclosed above are net of related reductions in amortization of deferred sales inducements and deferred policy acquisition costs and income taxes.  As discussed in the notes to the unaudited consolidated financial statements, the net gain for the three months ended March 31, 2009 includes a benefit of $3.6 million for the reduction of the deferred tax valuation allowance related to other than temporary impairments.

Amounts attributable to the application of SFAS 133 to our index annuity business fluctuate based upon changes in the fair values of call options purchased to fund the annual index credits for index annuities and changes in the interest rates used to discount the embedded derivative liability.  The significant increase in the impact from this item for the first quarter of 2008 is primarily attributable to the adoption of SFAS 157 which requires that the discount rates used in the calculation of the fair value of embedded derivatives for index annuities include non performance risk related to those liabilities.  Prior to the adoption of SFAS 157, the discount rates used were risk-free interest rates.  SFAS 157 was adopted prospectively on January 1, 2008 and the changes in the discount rates resulted in a decrease in policy benefit reserves on January 1, 2008 of $150.6 million.  The net income impact of this decrease in reserves net of the related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and income taxes was $40.7 million.

Annuity product charges (surrender charges assessed against policy withdrawals) increased 24% to $15.1 million for the first quarter of 2009 compared to $12.1 million for the same period in 2008.  The increase was principally due to an increase in withdrawals subject to surrender charges.  Withdrawals from annuity and single premium universal life policies subject to surrender charges were $93.3 million and $76.0 million for the three months ended March 31, 2009 and 2008, respectively.  The average surrender charge collected on withdrawals subject to a surrender charge was 16.0% and 15.7% for the three months ended March 31, 2009 and 2008, respectively.

Net investment income increased 13% to $220.7 million in the first quarter of 2009 compared to $195.5 million for the same period in 2008.  The increase was principally attributable to the growth in our annuity business and a corresponding increase in our invested assets and the average yield earned on investments.  Average invested assets excluding derivative instruments (on an amortized cost basis) increased 10% to $14.0 billion for the three months ended March 31, 2009 compared to $12.7 billion for the same period in 2008, while the average yield earned on average invested assets was 6.30% and 6.14% for the three months ended March 31, 2009 and 2008, respectively.  The increase in the yield earned on average invested assets was attributable to higher yields on investments purchased throughout 2008 and in the first quarter of 2009.

Change in fair value of derivatives (principally call options purchased to fund annual index credits on index annuities) is affected by the performance of the indices upon which our options are based and the aggregate cost of options purchased.  The components of change in fair value of derivatives are as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)

Call options:
Loss on option expiration	$(58,919)	$(46,503)
Change in unrealized loss	15,646	(109,811)
Interest rate swaps	(550)	(1,051)
	$(43,823)	$(157,365)

The differences between the change in fair value of derivatives between years are primarily due to the performance of the indices upon which our call options are based.  A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices.  The range of index appreciation for options expiring during the three months ended March 31, 2009 and 2008 is as follows:

Three Months Ended March 31,
	2009	2008
S&P 500 Index
Point-to-point strategy	0.0% - 0.0%	0.0% - 6.4%
Monthly average strategy	0.0% - 0.0%	0.0% - 2.6%
Monthly point-to-point strategy	0.0% - 0.0%	0.0% - 0.0%
Lehman Brothers U.S. Aggregate and U.S. Treasury indices	1.6% - 4.2%	5.0% - 12.0%

Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the index annuity policies (caps, participation rates and asset fees) which allow us to manage the cost of the options purchased to fund the annual index credits.  The change in fair value of derivatives is also influenced by the aggregate costs of options purchased.  The aggregate cost of options has increased primarily due to an increased amount of index annuities in force.  The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing.  Costs for options purchased during the three months ended March 31, 2009 decreased compared to the same period in 2008 due to adjustments to caps, participation rates and asset fees.  See Critical Accounting Policies - Derivative Instruments - Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2008.

We have unsecured counterparty exposure in connection with options purchased from affiliates of Lehman Brothers (“Lehman”) which declared bankruptcy during the third quarter of 2008.  We estimate our maximum exposure to the Lehman bankruptcy was $12.7 million at March 31, 2009.  As of March 31, 2009, no fair value has been recorded for the unexpired options we own that were purchased from Lehman after taking into consideration counterparty risk.  The amount of loss that we will realize upon expiration of these options will depend on the performance of the underlying indices upon which the options are based, the amount of related index credits we will make to policyholders and the amount, if any, that we will recover from Lehman through our claim in bankruptcy proceedings.  The amount of option proceeds due on expired options purchased from Lehman that we did not receive payment on during the first quarter of 2009 was $2.9 million.

Realized gains (losses) on investments, excluding impairment losses include gains and losses on the sale of securities and fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investments.  The components of realized gains on investments for the three months ended March 31, 2009 and 2008 are set forth in the table that follows.

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)

Available for sale fixed maturity securities:
Gross realized gains	$1,804	$943
Gross realized losses	(1,047)	(113)
	757	830
Equity securities:
Gross realized gains	3	—
	3	—
	$760	$830

Net impairment losses recognized in operations increased to $13.4 million in the first quarter of 2009 compared to $3.2 million for the same period in 2008.  As discussed previously, we adopted FSP FAS 115-2 effective January 1, 2009.  FSP FAS 115-2 requires that other than temporary impairments on debt securities be allocated between the credit related and noncredit related components with the credit loss portion included in operations and the noncredit portion included as a component of comprehensive income.  See Financial Condition - Investments for additional discussion of write downs of the fair value of securities for other than temporary impairments.

Interest credited to account balances increased 10% to $59.8 million in the first quarter of 2009 compared to $54.2 million for the same period in 2008.  The components of interest credited to account balances are summarized as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)

Index credits on index policies	$7,364	$16,410
Interest credited (including changes in minimum guaranteed interest for index annuities)	52,399	37,766
	$59,763	$54,176

The changes in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options.  Total proceeds received upon expiration or gains recognized upon early termination of the call options purchased to fund the annual index credits were $2.3 million and $13.8 million for the three months ended March 31, 2009 and 2008, respectively.

The increase in interest credited was due to an increase in the average amount of annuity liabilities outstanding receiving a fixed rate of interest and an increase in the minimum guaranteed interest for index annuities.  The increase in minimum guaranteed interest for index annuities is directly attributable to the weak equity market performance during the three months ended March 31, 2009 which resulted in the decreases in index credits.  The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 12% during the three months ended March 31, 2009 to $14.4 billion from $12.9 billion during the same period in 2008.

Amortization of deferred sales inducements decreased 57% to $13.7 million in the first quarter of 2009 compared to $31.9 million for the same period in 2008.  In general, amortization of deferred sales inducements has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium and interest bonus annuity products.  Bonus products represented 88% and 91% of our total annuity deposits during the three months ended March 31, 2009 and 2008, respectively.  The anticipated increase in amortization from these factors has been affected by amortization associated with the application of SFAS 133 to our index annuity business and amortization associated with realized gains on investments and net impairment losses recognized in operations.

The application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts.  The change in fair value of the embedded derivatives will not correspond to the change in fair value of derivatives (purchased call options) because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceed 10 years.  The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business increased amortization by an immaterial amount in the first quarter of 2009 and $21.5 million for the same period in 2008.  The gross profit adjustments from realized gains on investments and net impairment losses recognized in operations decreased amortization by $3.4 million for the three months ended March 31, 2009 and $0.2 million for the same period in 2008.  Excluding the amortization amounts attributable to the application of SFAS 133 and realized gains on investments and net impairment losses recognized in operations, amortization for the three months ended March 31, 2009 would have been $17.1 million compared to $10.6 million for the same period in 2008.  See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Change in fair value of embedded derivatives was an increase of $14.2 million in the first quarter of 2009 compared to a decrease of $218.6 million for the same period in 2008.  The changes related to the embedded derivatives within our index annuities resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund these index credits discussed above in change in fair value of derivatives; (ii) changes in discount rates used in estimating our liability for policy growth; (iii) changes in estimates of expected costs of annual call options that will be purchased in the future to fund index credits beyond the next policy anniversary; and (iv) the growth in the host component of the policy liability.  See Critical Accounting Policies - Derivative Instruments - Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2008.  The primary reasons for the significant decrease in fair value of the embedded derivatives in the first quarter of 2008 were increases in the discount rates used in estimating our liability for policy growth and a decrease in our estimate of the expected future cost of annual call options.  The increase in the discount rates to reflect the non performance risk of the Company upon the adoption of SFAS 157 on January 1, 2008 as discussed above decreased the fair value of embedded derivatives by $150.6 million and the decrease in the estimate of future option costs decreased the fair value of the embedded derivatives for 2008 by $51.6 million.

Interest expense on notes payable decreased 17% to $4.3 million in the first quarter of 2009 compared to $5.1 million for the same period in 2008.  This decrease was primarily due to our purchase of $78.1 million principal amount of our 5.25% contingent convertible notes during 2008, offset in part by interest on borrowings under our revolving line of credit, which had a weighted average interest rate of 3.04% and 4.79% for the three months ended March 31, 2009 and 2008, respectively. The average borrowings outstanding under the line of credit were $100.0 million and $20.0 million for the first quarter of 2009 and 2008, respectively.

Interest expense on subordinated debentures decreased 20% to $4.2 million in the first quarter of 2009 compared to $5.2 million for the same period in 2008  This decrease was primarily due to decreases in the weighted average interest rate on the outstanding subordinated debentures which were 6.20% and 7.72% for the first quarter of 2009 and 2008, respectively.  The weighted average interest rates have decreased because substantially all of the subordinated debentures issued during 2004 - 2006 have a floating rate of interest based upon the three month London Interbank Offered Rate plus an applicable margin.  See Financial Condition - Liabilities included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Interest expense on amounts due under repurchase agreements decreased 92% to $0.2 million in the first quarter of 2009 compared to $3.0 million for the same period in 2008.  This decrease was due to a decrease in the weighted average interest rates on amounts borrowed and a decrease in the borrowings outstanding.  Weighted average interest rates were 0.5% and 3.20% for the three months ended March 31, 2009 and 2008, respectively, and average borrowings outstanding were $207.5 million and $374.1 million for the first quarter of 2009 and 2008, respectively.

Amortization of deferred policy acquisition costs decreased 57% to $34.6 million in the first quarter of 2009 compared to $80.7 million for the same period in 2008.  In general, amortization of deferred policy acquisition costs has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products.  The anticipated increase in amortization from these factors has been affected by amortization associated with the application of SFAS 133 to our index annuity business and amortization associated with realized gains on investments and net impairment losses recognized in operations.

As discussed above, the application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts.  The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business increased amortization by $1.0 million in the first quarter of 2009 and $51.7 million for the same period in 2008.  The gross profit adjustment from realized gains on investments and net impairment losses recognized in operations decreased amortization by $4.8 million for the three months ended March 31, 2009 and $0.6 million for the same period in 2008.  Excluding the amortization amounts attributable to the application of SFAS 133 and realized gains on investments and net impairment losses recognized in operations, amortization for the three months ended March 31, 2009 would have been $38.4 million compared to $29.6 million for the same period in 2008.

Other operating costs and expenses increased 6% to $14.5 million in the first quarter of 2009 compared to $13.6 million for the same period in 2008.  This increase was principally attributable to an increase in risk charges on reinsurance agreements of $1.1 million, salaries and benefits of $0.4 million and general overhead of $0.5 million, offset by decreases in legal expense of $0.5 million.  In addition, we incurred a loss on the retirement of a portion of our convertible debt in the first quarter of 2008 of $1.2 million.

Income tax expense decreased 66% to $8.5 million in the first quarter of 2009 compared to $25.4 million for the same period in 2008.  This decrease was primarily due to the decrease in income before income taxes.  The effective tax rates were 24.4% and 34.5% for the three months ended March 31, 2009 and 2008, respectively.  The effective tax rate for the first quarter of 2009 was less than the applicable statutory federal income tax rate of 35% primarily due to a decrease in the deferred tax valuation allowance established in 2008 related to other than temporary impairments which decreased income tax expense for the first quarter of 2009 by $3.6 million.  This decrease was primarily due to an increase in anticipated future taxable income from capital gain sources, offset in part by a smaller increase in the amount of other than temporary impairments that give rise to the deferred income tax asset for which a valuation allowance is necessary. The effective tax rate for the first quarter of 2008 was less than the applicable statutory federal income tax rate of 35% due to state income tax benefits attributable to losses in the non-life subgroup.

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

The composition of our investment portfolio is summarized in the table below (dollars in thousands):

	March 31, 2009		December 31, 2008
	Carrying Amount	Percent	Carrying Amount	Percent
Fixed maturity securities:
United States Government full faith and credit	$21,861	0.2%	$22,050	0.2%
United States Government sponsored agencies	5,907,090	45.1%	6,633,481	52.1%
U.S. states, territories and political subdivisions	15,916	0.1%	—	—
Corporate securities, including redeemable preferred stocks	2,489,610	19.0%	1,764,390	13.9%
Mortgage and asset-backed securities	2,189,358	16.7%	1,813,274	14.3%
Total fixed maturity securities	10,623,835	81.1%	10,233,195	80.5%
Equity securities	73,378	0.6%	99,552	0.8%
Mortgage loans on real estate	2,351,405	17.9%	2,329,824	18.3%
Derivative instruments	57,492	0.4%	56,588	0.4%
Policy loans	459	—	446	—
	$13,106,569	100.0%	$12,719,605	100.0%

During the three months ended March 31, 2009 and 2008, we received $1.0 billion and $330.7 million, respectively, in net redemption proceeds related to calls of our callable United States Government sponsored agency securities, of which $588.6 million and $150.5 million, respectively, were classified as held for investment.  We reinvested the proceeds from these redemptions primarily in corporate fixed maturity securities and mortgage-backed securities classified as available for sale.  At March 31, 2009, 58% of our fixed income securities have call features and 13% were subject to call redemption.  Another 41% will become subject to call redemption through December 31, 2009.

A summary of our mortgage and asset-backed portfolios by collateral type split between investment grade and non-investment grade based upon National Association of Insurance Commissioners (“NAIC”) designation is as follows:

	March 31, 2009			December 31, 2008
	Amortized Cost	Fair Value	Percent of Fixed Maturity Securities	Amortized Cost	Fair Value	Percent of Fixed Maturity Securities
	(Dollars in thousands)			(Dollars in thousands)
Investment grade
Government agency	$72,335	$75,339	0.7%	$72,959	$74,923	0.7%
Prime	1,711,832	1,494,143	14.1%	1,382,684	1,198,272	11.7%
Alt-A	226,902	162,601	1.5%	357,059	280,182	2.7%
Non-mortgage	14,512	13,558	0.2%	16,841	15,764	0.2%
	2,025,581	1,745,641	16.5%	1,829,543	1,569,141	15.3%
Below investment grade:
Prime	268,070	226,201	2.1%	80,464	65,708	0.6%
Alt-A	340,672	217,516	2.1%	185,849	178,425	1.7%
	608,742	443,717	4.2%	266,313	244,133	2.3%
	$2,634,323	$2,189,358	20.7%	$2,095,856	$1,813,274	17.6%

The table below presents our fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations.

		March 31,		December 31,
		2009		2008
NAIC Designation	Rating Agency	Carrying Amount	Percent	Carrying Amount	Percent
		(Dollars in thousands)
1	Aaa/Aa/A	$8,177,180	77.0%	$8,510,772	83.2%
2	Baa	1,757,072	16.5%	1,292,303	12.6%
Total investment grade		9,934,252	93.5%	9,803,075	95.8%
3	Ba	350,515	3.3%	225,594	2.2%
4	B	179,894	1.7%	135,989	1.3%
5	Caa and lower	126,727	1.2%	31,375	0.3%
6	In or near default	32,447	0.3%	37,162	0.4%
Total below investment grade		689,583	6.5%	430,120	4.2%
		$10,623,835	100.0%	$10,233,195	100.0%

We have experienced credit deterioration in our fixed maturity portfolio which primarily occurred during first quarter of 2009 and fourth quarter of 2008 on mortgage-backed securities and financial sector securities due to the global financial crisis.

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

	Available-for-sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
March 31, 2009
Due after one year through five years	$425,210	$397,988	$—	$—
Due after five years through ten years	1,067,540	1,022,366	—	—
Due after ten years through twenty years	2,036,431	1,997,241	790,000	793,792
Due after twenty years	2,115,132	1,966,377	2,260,505	2,245,451
	5,644,313	5,383,972	3,050,505	3,039,243
Mortgage-backed and asset-backed securities	2,634,323	2,189,358	—	—
	$8,278,636	$7,573,330	$3,050,505	$3,039,243

December 31, 2008
Due after one year through five years	$313,611	$282,869	$—	$—
Due after five years through ten years	797,903	728,597	—	—
Due after ten years through twenty years	2,259,873	2,211,963	805,170	801,384
Due after twenty years	1,692,043	1,592,343	2,798,979	2,786,730
	5,063,430	4,815,772	3,604,149	3,588,114
Mortgage-backed and asset-backed securities	2,095,856	1,813,274	—	—
	$7,159,286	$6,629,046	$3,604,149	$3,588,114

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

At March 31, 2009 and December 31, 2008, the amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Other Than Temporary Impairments in Accumulated Other Comprehensive Loss	Fair Value
	(Dollars in thousands)
March 31, 2009
Fixed maturity securities, available for sale:
United States Government sponsored agencies	1	$101,885	$(14)	$—	$101,871
U.S. states, territories and political subdivisions	2	13,900	(1,169)	—	12,731
Corporate securities, public utilities and redeemable preferred stocks:
Finance, insurance and real estate	75	484,599	(137,575)	(8,841)	338,183
Manufacturing, construction and mining	63	513,990	(60,935)	(3,225)	449,830
Utilities and related sectors	64	437,618	(49,105)	(716)	387,797
Wholesale/retail trade	32	208,483	(20,378)	—	188,105
Services, media and other	33	192,241	(26,138)	—	166,103
Mortgage and asset-backed securities	137	2,442,936	(344,264)	(110,136)	1,988,536
	407	$4,395,652	$(639,578)	$(122,918)	$3,633,156

Fixed maturity securities, held for investment:
United States Government sponsored agencies	2	$300,000	$(293)	$—	$299,707
Redeemable preferred stock	1	75,552	(22,223)	—	53,329
	3	$375,552	$(22,516)	$—	$353,036

Equity securities, available for sale	30	$87,503	$(31,199)	$—	$56,304

December 31, 2008
Fixed maturity securities, available for sale:
United States Government full faith and credit	1	$18,774	$(129)	$—	$18,645
United States Government sponsored agencies	9	360,533	(1,133)	—	359,400
Corporate securities, public utilities and redeemable preferred stocks:
Finance, insurance and real estate	67	442,613	(91,239)	—	351,374
Manufacturing, construction and mining	57	425,573	(65,567)	—	360,006
Utilities and related sectors	61	363,406	(55,123)	—	308,283
Wholesale/retail trade	26	158,118	(26,237)	—	131,881
Services, media and other	41	238,173	(39,212)	—	198,961
Mortgage and asset-backed securities	101	1,704,052	(288,637)	—	1,415,415
	363	$3,711,242	$(567,277)	$—	$3,143,965

Fixed maturity securities, held for investment:
United States Government sponsored agencies	4	$365,000	$(4,984)	$—	$360,016
Redeemable preferred stock	1	75,521	(17,472)	—	58,049
	5	$440,521	$(22,456)	$—	$418,065

Equity securities, available for sale	26	$76,429	$(25,978)	$—	$50,451

The following table sets forth the composition by credit quality (NAIC designation and the equivalent ratings of a nationally recognized securities rating organization) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Rating Agency	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
March 31, 2009
1	Aaa/Aa/A	$2,028,136	50.6%	$(284,164)	36.2%
2	Baa	1,298,762	32.4%	(243,216)	31.0%
Total investment grade		3,326,898	83.0%	(527,380)	67.2%
3	Ba	350,515	8.7%	(103,774)	13.2%
4	B	172,122	4.3%	(76,624)	9.8%
5	Caa and lower	126,727	3.2%	(62,913)	8.0%
6	In or near default	32,446	0.8%	(14,321)	1.8%
Total below investment grade		681,810	17.0%	(257,632)	32.8%
		$4,008,708	100.0%	$(785,012)	100.0%

December 31, 2008
1	Aaa/Aa/A	$2,235,159	62.3%	$(289,300)	49.1%
2	Baa	1,110,279	31.0%	(223,225)	37.9%
Total investment grade		3,345,438	93.3%	(512,525)	86.9%
3	Ba	224,003	6.2%	(68,397)	11.6%
4	B	7,953	0.2%	(4,765)	0.8%
5	Caa and lower	5,472	0.2%	(4,016)	0.7%
6	In or near default	1,620	0.0%	(30)	0.0%
Total below investment grade		239,048	6.7%	(77,208)	13.1%
		$3,584,486	100.0%	$(589,733)	100.0%

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 440 and 394 securities, respectively) have been in a continuous unrealized loss position, at March 31, 2009 and December 31, 2008:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2009
Fixed maturity securities:
Available for sale:
United States Government sponsored agencies	$101,871	$(14)	$—	$—	101,871	(14)
U.S. states, territories and political subdivisions	5,000	(90)	7,731	(1,079)	12,731	(1,169)
Corporate securities, including redeemable preferred stocks:
Finance, insurance and real estate	119,140	(40,164)	219,043	(106,252)	338,183	(146,416)
Manufacturing, construction and mining	317,066	(30,698)	132,764	(33,462)	449,830	(64,160)
Utilities and related sectors	235,297	(16,042)	152,500	(33,779)	387,797	(49,821)
Wholesale/retail trade	133,013	(8,837)	55,092	(11,541)	188,105	(20,378)
Services, media and other	68,448	(5,693)	97,655	(20,445)	166,103	(26,138)
Mortgage and asset-backed securities	1,350,541	(218,707)	637,995	(235,693)	1,988,536	(454,400)
	$2,330,376	$(320,245)	$1,302,780	$(442,251)	$3,633,156	$(762,496)
Held for investment:
United States Government sponsored agencies	$—	$—	$299,707	$(293)	$299,707	$(293)
Redeemable preferred stock:
Finance, insurance and real estate	—	—	53,329	(22,223)	53,329	(22,223)
	$—	$—	$353,036	$(22,516)	$353,036	$(22,516)

Equity securities, available for sale	$40,473	$(17,030)	$15,832	$(14,169)	$56,305	$(31,199)

December 31, 2008
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$—	$—	$18,645	$(129)	$18,645	$(129)
United States Government sponsored agencies	60,475	(57)	298,925	(1,076)	359,400	(1,133)
Corporate securities, including redeemable preferred stocks:
Finance, insurance and real estate	205,148	(44,478)	146,226	(46,761)	351,374	(91,239)
Manufacturing, construction and mining	294,428	(37,589)	65,578	(27,978)	360,006	(65,567)
Utilities and related sectors	192,110	(22,816)	116,173	(32,307)	308,283	(55,123)
Wholesale/retail trade	120,056	(16,557)	11,825	(9,680)	131,881	(26,237)
Services, media and other	119,297	(22,425)	79,664	(16,787)	198,961	(39,212)
Mortgage and asset-backed securities	1,117,973	(221,480)	297,442	(67,157)	1,415,415	(288,637)
	$2,109,487	$(365,402)	$1,034,478	$(201,875)	$3,143,965	$(567,277)
Held for investment:
United States Government sponsored agencies	$—	$—	$360,016	$(4,984)	$360,016	$(4,984)
Redeemable preferred stock:
Finance, insurance and real estate	—	—	58,049	(17,472)	58,049	(17,472)
	$—	$—	$418,065	$(22,456)	$418,065	$(22,456)

Equity securities, available for sale	$30,093	$(14,360)	$20,358	$(11,618)	$50,451	$(25,978)

The following is a description of the factors causing the unrealized losses by investment category as of March 31, 2009:

United States Government sponsored agencies; and U.S. states, territories and political subdivisions: These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates.  While the decline in risk-free interest rates have provided benefit to these securities, current spreads on agency securities compared to U.S. Treasury securities continue to remain wide from a historic perspective.  The continued uncertainty surrounding economic conditions has resulted in an extended period of wider agency spreads relative to U.S. Treasury securities which may likely continue for most of 2009.

Corporate securities, including redeemable preferred stocks:  The unrealized losses in these securities are due to a dramatic widening in credit spreads as the result of diminished liquidity and instability in the financial credit markets.  Credit spreads at March 31, 2009 are wider than the Company would expect given current default rates and are likely more reflective of supply and demand imbalances.  Risk aversion remains high because of the financial crisis and global recession fears, despite continued government action to calm the markets.

Mortgage and asset-backed securities: At March 31, 2009, the Company had no exposure to subprime mortgage-backed securities.  Substantially all of the securities that the Company owns are in the highest rated tranche of the pool in which they are structured and are not subordinated to any other tranche.  The Company’s “Alt-A” mortgage-backed securities are comprised of 34 securities with a total amortized cost basis of $562.3 million and a fair value of $377.9 million.  Unrealized losses in residential mortgage-backed securities have increased as mortgage spreads have widened as Fannie Mae and Freddie Mac slipped into government receivership in 2008 due to increased capital concerns.  Despite government efforts, increased foreclosures and bankruptcies during the first quarter of 2009 have caused additional spread widening.

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

Where the decline in market value of debt securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening, and the Company anticipates recovery of all contractual or expected cash flows, it does not consider these investments to be other than temporarily impaired because the Company does not intend to sell these securities and it is more likely than not the Company will not have to sell the securities before recovery of their amortized cost.  Where there is a decline in the market value of equity securities, other than temporary impairment is not recognized when the Company anticipates a recovery of cost within a reasonable period of time.

At March 31, 2009 and December 31, 2008, the amortized cost and fair value of fixed maturity securities and equity securities in an unrealized loss position and the number of months in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
March 31, 2009
Investment grade:
Less than six months	115	$1,420,402	$1,326,305	$(94,097)
Six months or more and less than twelve months	85	802,876	666,030	(136,846)
Twelve months or greater	153	1,685,895	1,366,987	(318,908)
Total investment grade	353	3,909,173	3,359,322	(549,851)
Below investment grade:
Less than six months	22	117,282	82,191	(35,091)
Six months or more and less than twelve months	26	367,565	296,324	(71,241)
Twelve months or greater	39	464,688	304,660	(160,028)
Total below investment grade	87	949,535	683,175	(266,360)
	440	$4,858,708	$4,042,497	$(816,211)

December 31, 2008
Investment grade:
Less than six months	106	$938,381	$867,696	$(70,685)
Six months or more and less than twelve months	143	1,418,316	1,145,330	(272,986)
Twelve months or greater	112	1,564,088	1,371,873	(192,215)
Total investment grade	361	3,920,785	3,384,899	(535,886)
Below investment grade:
Less than six months	9	36,485	29,383	(7,102)
Six months or more and less than twelve months	13	126,163	97,172	(28,991)
Twelve months or greater	11	144,759	101,027	(43,732)
Total below investment grade	33	307,407	227,582	(79,825)
	394	$4,228,192	$3,612,481	$(615,711)

At March 31, 2009 and December 31, 2008, the amortized cost and estimated fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) and equity securities that had unrealized losses greater than 20% and the number of months in an unrealized loss position greater than 20% were as follows:

	Number of Securities	Amortized Cost	Carrying Value	Gross Unrealized Losses
		(Dollars in thousands)
March 31, 2009
Investment grade:
Less than six months	76	$867,642	$628,175	$(239,467)
Six months or more and less than twelve months	46	243,707	146,501	(97,206)
Twelve months or greater	2	11,000	6,186	(4,814)
Total investment grade	124	1,122,349	780,862	(341,487)
Below investment grade:
Less than six months	34	338,736	238,350	(100,386)
Six months or more and less than twelve months	22	275,406	163,079	(112,327)
Twelve months or greater	3	12,745	5,990	(6,755)
Total below investment grade	59	626,887	407,419	(219,468)
	183	$1,749,236	$1,188,281	$(560,955)

December 31, 2008
Investment grade:
Less than six months	112	$881,309	$640,370	$(240,939)
Six months or more and less than twelve months	21	107,216	70,322	(36,894)
Twelve months or greater	—	—	—	—
Total investment grade	133	988,525	710,692	(277,833)
Below investment grade:
Less than six months	20	156,257	105,920	(50,337)
Six months or more and less than twelve months	2	10,497	4,159	(6,338)
Twelve months or greater	—	—	—	—
Total below investment grade	22	166,754	110,079	(56,675)
	155	$1,155,279	$820,771	$(334,508)

The amortized cost and fair value of fixed maturity securities at March 31, 2009 and December 31, 2008, by contractual maturity, that were in an unrealized loss position are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of our mortgage-backed and asset-backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available-for-sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
March 31, 2009
Due after one year through five years	$207,606	$172,009	$—	$—
Due after five years through ten years	584,409	520,335	—	—
Due after ten years through twenty years	311,929	261,805	300,000	299,707
Due after twenty years	848,772	690,471	75,552	53,329
	1,952,716	1,644,620	375,552	353,036
Mortgage-backed and asset-backed securities	2,442,936	1,988,536	—	—
	$4,395,652	$3,633,156	$375,552	$353,036

December 31, 2008
Due after one year through five years	$270,261	$237,628	$—	$—
Due after five years through ten years	616,498	540,629	—	—
Due after ten years through twenty years	559,594	501,542	365,000	360,016
Due after twenty years	560,837	448,751	75,521	58,049
	2,007,190	1,728,550	440,521	418,065
Mortgage-backed and asset-backed securities	1,704,052	1,415,415	—	—
	$3,711,242	$3,143,965	$440,521	$418,065

At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment.  We include these securities on a list which is referred to as our watch list.  We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a market recovery is realized.  At March 31, 2009, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
	(Dollars in thousands)
Investment grade
Corporate bonds:
Finance	3	$25,922	$(10,080)	$15,842	11 - 45	2 - 10
Insurance	2	9,552	(4,630)	4,922	22 - 25	7 - 10
Mortgage-backed securities	3	64,946	(14,869)	50,077	4 -14	0 - 5
Preferred stocks:
Finance	17	62,168	(28,003)	34,165	7 - 13	6 - 7
Insurance	5	19,331	(8,246)	11,085	7 - 60	0 - 11
Real estate	5	13,000	(4,617)	8,383	21 - 53	2 - 10
Telecommunication and Media	2	9,433	(3,296)	6,137	28 - 60	10 - 11
	37	204,352	(73,741)	130,611

Below investment grade
Corporate bonds:
Finance	7	59,491	(22,420)	37,071	12 - 37	1 - 11
Insurance	2	14,151	(2,900)	11,251	0 - 11	0 - 7
Retail	1	10,495	(5,014)	5,481	44 - 46	14
Consumer Staple	1	9,418	(3,140)	6,278	34	4
Home Building and Construction Products	4	20,440	(5,075)	15,365	2 - 43	0 - 6
Mining	1	7,246	(3,424)	3,822	23	6
Mortgage-backed securities	5	95,361	(13,021)	82,340	9 - 13	0 - 5
Preferred stocks:
Finance	8	31,416	(15,603)	15,813	3 - 43	0 - 14
Insurance	1	966	(430)	536	2	2
Real estate	1	1,612	(388)	1,224	3	1
	31	250,596	(71,415)	179,181
	68	$454,948	$(145,156)	$309,792

Our analysis of these securities that we have determined are temporarily impaired and their credit performance at March 31, 2009 is as follows:

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

Consumer Staple: The decline in value of this bond was due to a reduction in the company’s capital position during 2007 due to non-recurring write-offs related to the refinancing of debt and the correction of improper accounting practices.  This company has had strong operating performance, decreased its outstanding debt through the sale of assets and has improved its access to liquidity through new credit facilities.  Based upon these indicators we have concluded that an other than temporary impairment on this security was not needed.

Home Building and Construction Products: These bonds have been affected by the deterioration in demand for new homes, decreases in new and existing home prices, mortgage credit availability and excessive housing inventory.  Based upon each of these company’s cash position and liquidity access through existing credit facilities which will allow them to operate effectively through these economic conditions, we have determined that no other than temporary impairments were needed.

Mining: The decline in fair value of this bond is related to increased debt levels during 2008 due to several acquisitions during the year combined with lower coal prices due to lower global demand.  We have determined that an other than temporary impairment was not needed as the company has implemented work force reductions, capital expenditure reductions and elimination of its dividend to reduce its debt level which should allow for this security to recover to amortized cost.

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

The securities on the watch list are current with respect to payments of principal and interest.  We do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost and as such, there were no other than temporary impairments on these securities at March 31, 2009.

We recognized other than temporary impairments as follows:

	Three Months Ended March 31, 2009				Three Months Ended March 31, 2008
			Portion	Net Impairment
General Description	Number of Securities	Other Than Temporary Impairments	Recognized in Comprehensive Loss	Losses Recognized in Operations	Number of Securities	Other Than Temporary Impairments
	(Dollars in thousands)
United States Government full faith and credit	1	$(245)	$—	$(245)	—	$—
Corporate bonds:
Home building	2	(420)	(118)	(538)	—	—
Mortgage-backed securities	11	(44,203)	41,956	(2,247)	2	(3,249)
Preferred stocks:
Finance	7	(8,693)	583	(8,110)	—	—
Insurance	1	(430)	(468)	(898)	—	—
Real estate	2	(1,400)	—	(1,400)	—	—
	24	$(55,391)	$41,953	$(13,438)	2	$(3,249)

United States Government full faith and credit:  We sold this security in April 2009 for tax planning considerations and recognized an impairment loss due to the change in our intent to hold the security until a recovery to amortized cost basis.

Home building:  We recognized other than temporary impairment losses in the first quarter of 2009 on two bonds issued by one company in the home building industry which filed for bankruptcy during the third quarter of 2008.  The net impairment loss recognized in the first quarter of 2009 was based on a revaluation of the underlying collateral included in the bankruptcy. We previously recognized other than temporary impairment losses totaling $3.6 million on these securities during 2008.

Mortgage-backed securities:  We recognized other than temporary impairment losses in the first quarter of 2009 due to deterioration in value, downgrades by rating agencies to below investment grade and increased default projections and losses on the underlying loans.  We recognized other than temporary impairment losses in the first quarter of 2008 due to deterioration in value and increased default projections and losses on the underlying loans.

Finance:  We recognized $5.0 million of other than temporary impairment losses on four perpetual preferred stocks for which $40.3 million of other than temporary impairment losses had been recognized in 2008.  These additional losses were recognized due to further significant declines in the values of these securities and the inability to forecast a recovery in value in the near term.  We also recognized $3.1 million of other than temporary impairment losses on two perpetual preferred stocks due to the significant decline in value of these securities, downgrades by rating agencies to below investment grade and the inability to forecast a recovery in value in the near term.  We also recognized a $0.6 million other than temporary impairment on a redeemable preferred stock for which a $1.4 million other than temporary impairment loss had been recognized in the fourth quarter of 2008.  This security experienced a further decline in value during the first quarter of 2009 however the entire amount of the increase was recognized in comprehensive loss pursuant to FSP FAS 115-2.

Insurance:  We recognized an impairment loss on a redeemable preferred stock issued by AIG due to decline in value and a decrease in credit quality.  We previously recognized an other than temporary impairment loss of $4.0 million on this security during 2008.

Real Estate:  We recognized a $1.1 million other than temporary impairment loss on one perpetual preferred stock due to a significant decline in value of the security, a downgrade by a rating agency to below investment grade and the inability to forecast recovery in the near term.  We recognized a $0.3 million other than temporary impairment loss on a perpetual preferred stock for which $4.2 million of other than temporary impairment loss had been recognized in 2008.  This additional loss was recognized due to further significant decline in the value of this security and the inability to forecast a recovery in value in the near term.

In making the decisions to write down the securities described above, we considered whether the factors leading to those write downs impacted any other securities held in our portfolio.  In cases where we determined that a decline in value was related to an industry-wide concern, we considered the impact of such concern on all securities we held within that industry classification.

Our commercial mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts.  The average loan to value ratio for the overall portfolio was 58.0% and 58.6% and the average loan size was $2.5 million and $2.6 million at March 31, 2009 and December 31, 2008, respectively.  The loan to value ratio is calculated using the underwriting and appraisal at the time the loan was issued.  We have the contractual ability to pursue full personal recourse on 13.1% of the loans and partial personal recourse on 36.7% of the loans, and master leases provide us recourse against the principals of the borrowing entity on

11.4% of the loans.

We evaluate our mortgage loan portfolio for the establishment of a loan loss reserve by specific identification of impaired loans and the measurement of an estimated loss for each individual loan identified and an analysis of the mortgage loan portfolio for the need for a general loan allowance for probable losses on all other loans.  If we determine that the value of any specific mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan’s effective interest rate, or the fair value of the underlying collateral.  The amount of the general loan allowance is based upon management’s evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions.  Based upon this process and analysis, we have determined that no specific loan loss allowance on any individual loans, and no general loan loss allowance, was necessary.  At March 31, 2009, we have 2 loans with a principal balance of $8.9 million that were in default which we have started foreclosure proceedings on.  We have not recorded a specific loan loss reserve for these loans based upon a current appraisal of the underlying property compared to the principal balance of the loans.  At March 31, 2009, we had 923 mortgage loans outstanding with a total balance of $2.4 billion.  Fifteen individual mortgage loans (with a principal balance of $35.8 million or 1.52% of the total mortgage portfolio) have been given “workout” payment terms ranging from “interest only periods” to “capitalizing interest” scenarios.

In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance.  At March 31, 2009, we had commitments to fund commercial mortgage loans totaling $34.0 million, with fixed interest rates ranging from 6.85% to 7.00%.

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

	March 31, 2009		December 31, 2008
	Carrying Amount	Percent	Carrying Amount	Percent
Geographic distribution
East	$540,582	23.0%	$537,303	23.1%
Middle Atlantic	165,352	7.0%	161,222	6.9%
Mountain	382,365	16.3%	386,988	16.6%
New England	44,114	1.9%	44,517	1.9%
Pacific	192,879	8.2%	194,301	8.3%
South Atlantic	435,627	18.5%	421,507	18.1%
West North Central	400,187	17.0%	397,375	17.1%
West South Central	190,299	8.1%	186,611	8.0%
	$2,351,405	100.0%	$2,329,824	100.0%

Property type distribution
Office	$656,202	27.9%	$655,278	28.1%
Medical Office	141,465	6.0%	142,409	6.1%
Retail	555,610	23.7%	551,172	23.7%
Industrial/Warehouse	554,909	23.6%	552,012	23.7%
Hotel	158,300	6.7%	154,671	6.6%
Apartment	119,401	5.1%	111,933	4.8%
Mixed use/other	165,518	7.0%	162,349	7.0%
	$2,351,405	100.0%	$2,329,824	100.0%

Liquidity and Capital Resources

Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations.  Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $354.9 million in the three months ended March 31, 2009 compared to $226.5 million for the three months ended March 31, 2008 with the increase primarily attributable to the $138.0 million increase in annuity deposits collected reported above under Overview.  We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans.  As reported above under Financial Condition — Investments, during the first quarter of 2009 we experienced a significant amount of calls of United States Government sponsored agency securities and the accelerated pace of these calls has continued in the second quarter of 2009.  As a result we have had elevated levels of cash and cash equivalents during the second quarter.  We have been reinvesting the proceeds from the called securities in investment grade corporate fixed maturity securities and mortgage-backed securities with yields that meet our investment spread objectives.  Our ability to continue to reinvest the proceeds from called securities in assets with acceptable credit quality and yield characteristics similar to the called securities will be dependent on future market conditions.

We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no direct business operations of our own.  Our parent company assets consist primarily of the capital stock and surplus notes of our subsidiaries.  Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions.  These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries.

The statutory capital and surplus of our life insurance subsidiaries at March 31, 2009 was $1.0 billion.  American Equity Investment Life Insurance Company (“American Equity Life”) made surplus note interest payments to us of $1.0 million during the three months ended March 31, 2009.  For the remainder of 2009, up to $98.3 million can be distributed by American Equity Life as dividends under applicable laws and regulations without prior regulatory approval.  Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities.  American Equity Life had $146.7 million of statutory earned surplus at March 31, 2009.

During the first quarter of 2009 we borrowed $25.0 million under our revolving line of credit and used the proceeds of this borrowing to make a $25.0 million capital contribution to American Equity Life.  This capital contribution will assist this subsidiary in maintaining adequate statutory capital and surplus should new annuity sales continue at an accelerated pace in subsequent periods.  An additional $50.0 million remains available for borrowing under the revolving line of credit for general corporate purposes including additional capital contributions to American Equity Life.  We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3.  The terms of any offering would be established at the time of the offering, subject to market conditions.

The transfer of funds by American Equity Life is also restricted by a covenant in our revolving line of credit which requires American Equity Life to maintain a minimum risk-based capital ratio of 200%.

New Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”).  FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  FSP FAS 107-1 also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods.  FSP FAS 107-1 is effective for financial statements issued for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 as of April 1, 2009 will not have a material impact on our financial position or results of operations as it impacts financial statement disclosure only.

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

Interest rate risk is our primary market risk exposure.  Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures.  Our floating rate trust preferred securities issued by Trust III, IV, VII, VIII, IX, X, XI (beginning on December 31, 2010) and XII bear interest at the three month LIBOR plus 3.50% - 4.00%.  Our outstanding balance of floating rate trust preferred securities was $144.5 million at March 31, 2009, of which $80 million had been swapped to fixed rates (see note 8 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008).  The applicable interest rate on our borrowings under our revolving line of credit is floating at LIBOR plus 0.80% or the greater of prime rate or federal funds rate plus 0.50%, as elected by us.  On January 12, 2009, we swapped the floating interest rate to fixed rates on $75.0 million of the borrowings outstanding on our revolving line of credit (see note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008).  The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities.  We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values).  In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned.  However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

If interest rates were to increase 10% (35 basis points) from levels at March 31, 2009, we estimate that the fair value of our fixed maturity securities would decrease by approximately $278.5 million.  The impact on stockholders’ equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be an increase of $27.6 million in the accumulated other comprehensive loss and a decrease to stockholders’ equity.  The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change.  Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.  Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.  However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means.  See Financial Condition - Liquidity for Insurance Operations included in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2008.

At March 31, 2009, 58% of our fixed income securities have call features and 13% were subject to call redemption.  Another 41% will become subject to call redemption through December 31, 2009.  During the three months ended March 31, 2009 and 2008, we received $1.0 billion and $330.7 million, respectively, in net redemption proceeds related to the exercise of such call options.  We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds.  Such reinvestment risk typically occurs in a declining rate environment.  Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level.  At March 31, 2009, approximately 98% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.

With respect to our index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities.  These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies.  Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products.  For the three months ended March 31, 2009 and 2008, the annual index credits to policyholders on their anniversaries were $7.4 million and $16.4 million, respectively.  Proceeds received at expiration of these options related to such credits were $2.3 million and $13.8 million for the three months ended March 31, 2009 and 2008, respectively.  The difference between proceeds received at expiration or gains recognized upon early termination of these options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us.

Within our hedging process we purchase options out of the money to the extent of anticipated minimum guaranteed interest on index policies.  On the anniversary dates of the index policies, we purchase new one-year call options to fund the next annual index credits.  The risk associated with these prospective purchases is the uncertainty of the cost, which will determine whether we are able to earn our spread on our index business.  We manage this risk through the terms of our index annuities, which permit us to change caps, participation rates and asset fees, subject to contractual features.  By modifying caps, participation rates or asset fees, we can limit option costs to budgeted amounts, except in cases where the contractual features would prevent further modifications.  Based upon actuarial testing which we conduct as a part of the design of our index products and on an ongoing basis, we believe the risk that contractual features would prevent us from controlling option costs is not material.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2009 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that Company files or submits under the Exchange Act.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

As previously reported, during the fourth quarter of 2007 we received a formal request for information from the staff of the Division of Enforcement (the “Staff”) of the Securities and Exchange Commission (“SEC”) concerning our acquisition of American Equity Investment Service Company (“Service Company”) on September 2, 2005. We have cooperated fully in providing information and documentation to the Staff throughout the course of its investigation.  On May 4, 2009, we, our Chairman, and our Chief Executive Officer and President received a Wells Notice from the Staff in connection with this investigation.  The Wells Notice provides notification that the Staff intends to recommend to the SEC that it bring a civil action against the recipients for possible violations of the federal securities laws and related rules.  A Wells Notice does not itself initiate litigation, nor is it a finding of wrongdoing by us or any individual.  According to discussions with the SEC Staff and our understanding of the scope of the investigation, the Wells Notice relates to our disclosures in our 2004, 2005 and 2006 proxy statements concerning the effects of transactions involving the Service Company, the last of which was completed almost four years ago.  Beginning in 1999, our public securities filings contained extensive disclosures related to Service Company transactions, including the effect of each such transaction on our consolidated financial statements.  Based on our own investigation and the facts disclosed to us during the course of the SEC investigation, we believe these proxy statements accurately disclosed all material information, and strongly disagree with the Staff’s recommendation on this matter.  We will continue to pursue a potential resolution of this matter before the Staff makes its formal recommendation to the SEC, and will vigorously defend any action brought by the SEC, but we cannot predict the outcome or timing of this matter.

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

Item 1A. Risk Factors

Our 2008 Annual Report on Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the three months ended March 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth issuer purchases of equity securities for the quarter ended March 31, 2009.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 through January 31, 2009	—	$—		6,242,317
February 1, 2009 through February 29, 2009	—	—		6,242,317
March 1, 2009 through March 31, 2009	4,262	4.16	4,262	6,238,055
Total	4,262	$4.16	4,262

(1) Activity in this table represents the following items:

We have a Rabbi Trust, the NMO Deferred Compensation Trust, which purchases our common shares to fund the amount of shares earned by our agents under the NMO Deferred Compensation Plan.

We have a share repurchase program under which we are authorized to purchase up to 10,000,000 shares of our common stock.  As of March 31, 2009, we have repurchased 3,845,296 shares of our common stock under this program.  We suspended the repurchase of our common stock under this program in August of 2008.

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

Date: May 11, 2009	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

	By:	/s/ Wendy L. Carlson
Wendy L. Carlson, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John M. Matovina
John M. Matovina, Vice Chairman,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Vice President - Controller
(Principal Accounting Officer)