Form 10-Q
period 2009-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2009-08-10
CIK 1039828

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 504 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐  No ☒

Shares of common stock outstanding at July 31, 2009: 58,162,259

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	June 30, 2009	December 31, 2008
		(As Adjusted)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2009 - $10,072,671; 2008 - $7,159,286)	$9,486,107	$6,629,046
Held for investment, at amortized cost (fair value: 2009 - $2,110,396; 2008 - $3,588,114)	2,143,403	3,604,149
Equity securities, available for sale, at fair value (cost: 2009 - $104,484; 2008 - $125,157)	93,492	99,552
Mortgage loans on real estate	2,374,028	2,329,824
Derivative instruments	159,439	56,588
Other investments	3,700	446
Total investments	14,260,169	12,719,605

Cash and cash equivalents	134,550	214,862
Coinsurance deposits	1,458,994	1,528,981
Accrued investment income	111,928	91,756
Deferred policy acquisition costs	1,717,707	1,579,871
Deferred sales inducements	999,098	843,377
Deferred income taxes	156,138	82,409
Other assets	27,130	20,879
Total assets	$18,865,714	$17,081,740

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

(Unaudited)

	June 30, 2009	December 31, 2008
		(As Adjusted)
Liabilities and Stockholders’ Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$129,193	$121,914
Annuity products	17,249,801	15,687,625
Other policy funds and contract claims	110,132	111,205
Notes payable	262,874	247,750
Subordinated debentures	268,277	268,209
Income taxes payable	38,474	14,133
Other liabilities	194,237	134,060
Total liabilities	18,252,988	16,584,896

Stockholders’ equity:
Common stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding: 2009 - 56,066,008 shares (excluding 5,941,547 treasury shares); 2008 - 50,739,355 shares (excluding 6,263,700 treasury shares)	56,066	50,739
Additional paid-in capital	403,730	376,782
Unallocated common stock held by ESOP; 2009 - 588,312 shares; 2008 - 588,312 shares	(6,066)	(6,336)
Accumulated other comprehensive loss	(124,766)	(147,376)
Retained earnings	283,762	223,035
Total stockholders’ equity	612,726	496,844
Total liabilities and stockholders’ equity	$18,865,714	$17,081,740

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
Revenues:
Traditional life and accident and health insurance premiums	$2,867	$2,880	$6,353	$6,196
Annuity product charges	16,615	11,845	31,666	23,943
Net investment income	226,803	202,080	447,457	397,568
Change in fair value of derivatives	30,494	(73,313)	(13,329)	(230,678)
Net realized gains on investments, excluding other than temporary impairment (“OTTI”) losses	4,317	255	5,077	1,085
OTTI losses on investments:
Total OTTI losses	(22,061)	(30,274)	(77,452)	(33,523)
Portion of OTTI losses recognized in other comprehensive income	16,418	—	58,371	—
Net OTTI losses recognized in operations	(5,643)	(30,274)	(19,081)	(33,523)
Gain (loss) on extinguishment of debt	3,098	(196)	3,098	(1,328)
Total revenues	278,551	113,277	461,241	163,263

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	1,974	2,321	4,173	4,930
Interest sensitive and index product benefits	71,977	49,469	131,740	103,645
Amortization of deferred sales inducements	12,184	(4,479)	25,895	27,433
Change in fair value of embedded derivatives	140,716	17,745	154,899	(200,869)
Interest expense on notes payable	3,642	4,981	7,918	10,113
Interest expense on subordinated debentures	4,029	4,649	8,237	9,880
Interest expense on amounts due under repurchase agreements	2	2,024	244	4,996
Amortization of deferred policy acquisition costs	13,266	18,620	47,910	99,310
Other operating costs and expenses	16,880	12,550	31,344	25,001
Total benefits and expenses	264,670	107,880	412,360	84,439
Income before income taxes	13,881	5,397	48,881	78,824
Income tax expense	4,869	1,745	13,394	27,112
Net income	$9,012	$3,652	$35,487	$51,712

Earnings per common share	$0.16	$0.07	$0.66	$0.95
Earnings per common share - assuming dilution	$0.16	$0.07	$0.63	$0.91

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at December 31, 2008, as adjusted	$50,739	$376,782	$(6,336)	$(147,376)	$223,035	$496,844
Cumulative effect of FSP FAS 115-2, net	—	—	—	(20,094)	25,240	5,146
Other comprehensive income:
Net income for period	—	—	—	—	35,487	35,487
Change in net unrealized investment gains/losses	—	—	—	80,645	—	80,645
Noncredit component of OTTI losses, available for sale securities, net	—	—	—	(37,941)	—	(37,941)
Other comprehensive income						78,191
Acquisition of 12,362 shares of common stock	(12)	(40)	—	—	—	(52)
Allocation of 25,047 shares of common stock by ESOP, including excess income tax benefits	—	(86)	270	—	—	184
Share-based compensation, including excess income tax benefits	—	1,163	—	—	—	1,163
Issuance of 5,000,000 shares of common stock in exchange for notes payable	5,000	26,250	—	—	—	31,250
Issuance of 339,015 shares of common stock under compensation plans	339	(339)	—	—	—	—
Balance at June 30, 2009	$56,066	$403,730	$(6,066)	$(124,766)	$283,762	$612,726

Balance at December 31, 2007	$53,556	$387,302	$(6,781)	$(38,929)	$216,487	$611,635
Retrospective application of FSP APB 14-1	—	15,355	—	—	(5,888)	9,467
Other comprehensive income:
Net income for period, as adjusted	—	—	—	—	51,712	51,712
Change in net unrealized investment gains/losses	—	—	—	(49,496)	—	(49,496)
Other comprehensive income, as adjusted						2,216
Acquisition of 2,829,438 shares of common stock	(2,829)	(22,103)	—	—	—	(24,932)
Allocation of 29,337 shares of common stock by ESOP, including excess income tax benefits	—	(17)	206	—	—	189
Share-based compensation, including excess income tax benefits	—	1,670	—	—	—	1,670
Issuance of 870,048 shares of common stock under compensation plans, including excess income tax benefits	870	(751)	—	—	—	119
Conversion of $10 of subordinated debentures	1	9	—	—	—	10
Balance at June 30, 2008, as adjusted	$51,598	$381,465	$(6,575)	$(88,425)	$262,311	$600,374

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
		(As Adjusted)
Operating activities
Net income	$35,487	$51,712
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	131,740	103,645
Amortization of deferred sales inducements	25,895	27,433
Annuity product charges	(31,666)	(23,943)
Change in fair value of embedded derivatives	154,899	(200,869)
Increase in traditional life and accident and health insurance reserves	3,040	688
Policy acquisition costs deferred	(203,508)	(132,447)
Amortization of deferred policy acquisition costs	47,910	99,310
Provision for depreciation and other amortization	2,967	3,464
Amortization of discount and premiums on investments	(109,763)	(129,952)
Net realized gains on investments, excluding OTTI losses	(5,077)	(1,085)
Net OTTI losses recognized in operations	19,081	33,523
Change in fair value of derivatives	12,504	230,408
Deferred income taxes	(52,308)	32,323
Loss (gain) on extinguishment of debt	(3,098)	1,328
Share-based compensation	1,531	1,528
Change in accrued investment income	(20,172)	(7,539)
Change in income taxes payable	24,342	(5,387)
Change in other assets	(1,202)	(99)
Change in other policy funds and contract claims	(1,073)	(4,469)
Change in other liabilities	64,371	29,777
Other	111	(402)
Net cash provided by operating activities	96,011	108,947

Investing Activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	1,932,460	980,278
Fixed maturity securities - held for investment	1,517,475	826,794
Equity securities - available for sale	200	7,388
Mortgage loans on real estate	54,325	55,331
Derivative instruments	5,503	23,983
Policy loans	—	5
Acquisition of investments:
Fixed maturity securities - available for sale	(4,671,914)	(2,274,737)
Equity securities - available for sale	—	(83,014)
Mortgage loans on real estate	(102,753)	(314,985)
Derivative instruments	(120,619)	(147,860)
Policy loans	(30)	—
Purchases of property, furniture and equipment	(741)	(96)
Net cash used in investing activities	(1,386,094)	(926,913)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
		(As Adjusted)
Financing activities
Receipts credited to annuity policyholder account balances	$1,797,631	$1,163,163
Coinsurance deposits	90,178	85,975
Return of annuity policyholder account balances	(685,963)	(648,991)
Financing fees incurred and deferred	(320)	—
Proceeds from notes payable	50,000	20,000
Repayments of notes payable	(2,055)	(32,825)
Increase in amounts due under repurchase agreements	—	242,022
Acquisition of common stock	(34)	(19,373)
Excess tax benefits realized from share-based compensation plans	47	176
Proceeds from issuance of common stock	—	94
Change in checks in excess of cash balance	(39,713)	2,275
Net cash provided by financing activities	1,209,771	812,516
Decrease in cash and cash equivalents	(80,312)	(5,450)

Cash and cash equivalents at beginning of period	214,862	18,888
Cash and cash equivalents at end of period	$134,550	$13,438

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest expense	$15,279	$22,478
Income taxes	44,300	—
Non-cash operating activity:
Deferral of sales inducements	179,599	96,094
Non-cash financing activity:
Conversion of subordinated debentures	—	10
Stock acquired in satisfaction of obligations	—	5,559
Stock issued in extinguishment of debt	31,250	—

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

1.  Organization and Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying consolidated financial statements of American Equity Investment Life Holding Company (“we”, “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by GAAP for complete financial statements.  The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements.  Operating results for the three month and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  All significant intercompany accounts and transactions have been eliminated.  The preparation of financial statements requires the use of management estimates.  For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Reclassifications have been made to prior period financial statements to conform with the June 30, 2009 presentation.  See Adopted Accounting Pronouncements for impact of new accounting guidance on prior period financial statements.

Adopted Accounting Pronouncements

On January 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133 (“SFAS 161”).  SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for and affect an entity’s financial position, financial performance and cash flows.  The adoption of SFAS 161 did not have a material impact on our financial position or results of operations as it impacts financial statement disclosure only.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments (“FSP FAS 115-2”).  FSP FAS 115-2  amends the other than temporary impairment guidance in GAAP for debt securities only to make the guidance more operational and to expand the presentation and disclosure of other than temporary impairments on debt and equity securities in the financial statements.  FSP FAS 115-2 requires management to determine cash flows expected to be collected on each debt security for which an other than temporary impairment is being recognized.  In accordance with FSP FAS 115-2, the reporting entity shall allocate its other than temporary impairments on debt securities between credit and noncredit components with the noncredit portion of the other than temporary impairments recognized as a component of other comprehensive income (loss) and the credit loss portion included in operations.  Credit loss is defined as the amount that the amortized cost basis of the impaired security exceeds the present value of cash flows expected to be collected.  FSP FAS 115-2 also requires a cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive income (loss) in the period of adoption for other than temporary impairments on debt securities recognized in prior periods which are still held as investments at the date of adoption.  FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009; however, early application is permitted.  We elected to adopt FSP FAS 115-2 effective January 1, 2009.  The cumulative effect adjustment as of January 1, 2009 increased retained earnings by $25.2 million and increased accumulated other comprehensive loss by $20.1 million.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  FSP FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively, with early adoption permitted.  We elected to adopt FSP FAS 157-4 as of January 1, 2009, and it did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) and applied it retrospectively to all periods presented as required.

FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) do not fall within the scope of paragraph 12 of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and specifies that issuers of such instruments should separately account for the liability component and the equity component represented by the embedded conversion option in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  Upon settlement, the issuer shall allocate consideration transferred and transaction costs incurred to the extinguishment of the liability component and the reacquisition of the equity component.

In December 2004, we issued $260 million of contingent convertible senior notes with a fixed rate of 5.25% and a maturity date of December 6, 2024.  FSP APB 14-1 requires on the date of issuance bifurcation of these notes into a debt component and an equity component.  The difference between the fair value of the debt component at the date of issuance and the initial proceeds at the date of issuance is recorded as a component of equity.  The fair value of the notes without the embedded conversion option (liability component) at the date of issuance was $221.4 million.  The fair value of the embedded conversion option (equity component) at the date of issuance was $39.1 million.  The fair value of the equity component at issuance has been recorded as a debt discount to the notes, with a corresponding increase to additional paid-in capital, net of income tax.  The debt discount is being amortized over the expected life of the debt.

The following summarizes the effects of the retrospective adoption of FSP APB 14-1 on the balance sheet, statements of operations and earnings per share:

	December 31, 2008
	As Originally Reported	Adjustments	As Adjusted
	(Dollars in thousands)
Deferred income taxes	$85,700	$(3,291)	$82,409
Other assets	23,661	(2,782)	20,879
Total assets	17,087,813	(6,073)	17,081,740

Notes payable	258,462	(10,712)	247,750
Total liabilities	16,595,608	(10,712)	16,584,896

Additional paid-in capital	361,427	15,355	376,782
Retained earnings	233,751	(10,716)	223,035
Total stockholders’ equity	492,205	4,639	496,844

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	As Originally Reported	Adjustments	As Adjusted	As Originally Reported	Adjustments	As Adjusted
	(Dollars in thousands, except per share data)
Gain (loss) on extinguishment of debt (1)	$450	$(646)	$(196)	$183	$(1,511)	$(1,328)
Interest expense on notes payable	3,722	1,259	4,981	7,851	2,262	10,113
Income tax expense	2,535	(790)	1,745	28,678	(1,566)	27,112
Net income	4,767	(1,115)	3,652	53,919	(2,207)	51,712

Earnings per common share	$0.09	$(0.02)	$0.07	$0.99	$(0.04)	$0.95
Earnings per common share - assuming dilution	$0.09	$(0.02)	$0.07	$0.95	$(0.04)	$0.91

(1)    the gain on extinguishment of debt was originally reported as part of other operating costs and expenses in the unaudited consolidated statements of operations for the three and six months ended June 30, 2008.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 requires reporting entities to recognize in their financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing those financial statements.  In addition, a reporting entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  SFAS 165 is effective for periods ending after June 15, 2009.  We adopted SFAS 165 effective June 30, 2009 and it did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”).  FSP FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”) to require disclosures about fair value of financial instruments within the scope of SFAS 107 for interim reporting periods as well as in annual financial statements.  FSP FAS 107-1 also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods.  FSP FAS 107-1 is effective for financial statements issued for interim and annual periods ending after June 15, 2009.  We adopted FSP FAS 107-1 as of and for the periods ended June 30, 2009.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”).  SFAS 166 is an amendment to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”).  SFAS 166 removes the concept of a qualifying special-purpose entity (“QSPE”) from SFAS 140 and removes the exception of QSPE’s from consolidation requirements.  Additionally, SFAS 166 creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured and removes the guaranteed mortgage securitization recharacterization provisions, in addition to requiring additional disclosures.  SFAS 166 must be applied as of the beginning of our first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  We are currently assessing the impact of this SFAS.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  SFAS 167 is an amendment to FASB Interpretation No. FIN 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”).  SFAS 167 replaces the quantitative-based risks and rewards calculation of FIN 46(R) for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  We are currently assessing the impact of this SFAS.

2.  Other Comprehensive Income (Loss)

Other comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Net income	$9,012	$3,652	$35,487	$51,712
Change in net unrealized investment gains/losses	74,223	(29,314)	80,645	(49,496)
Noncredit component of OTTI losses, available for sale securities, net	(10,671)	—	(37,941)	—
	$72,564	$(25,662)	$78,191	$2,216

3. Fair Values of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date.  We categorize our financial instruments into three levels of fair value hierarchy based on the priority for use of inputs in determining fair value.  The highest level inputs (Level 1) are quoted prices in active markets for identical assets.  Level 2 inputs are observable market data other than Level 1 inputs such as quoted prices for similar assets, quoted prices for identical or similar assets in markets that are not active and inputs other than quoted prices (interest rates, yield curves, etc.).  Level 3 inputs are our own assumptions about what a market participant would use in determining fair value such as estimated future cash flows.

Our assessment of all available data when determining fair value of its investments is necessary to appropriately apply fair value accounting standards.  The first step in our process of determining fair value of our investments is obtaining quotes for each individual investment from an independent broker.  These quotes are non-binding, but they are determined based on observable market data.  The process that the independent broker uses for determining fair value of all securities except for private placement bonds begins with obtaining prices from an independent pricing service.  The broker then evaluates other observable market data to determine if that price should be modified for facts and circumstances that may have not been considered by the pricing service.  Inputs used by both the broker and the pricing service include market information, such as yield data, and other factors relating to instruments or securities with similar characteristics.  In the case of private placement bonds, the broker typically starts with a price of a publicly traded bond of an entity that is comparable to size and financial position of the issuer of the private bond.  The broker adjusts the price for factors such as marketability and risk factors specific to each security.

We review the prices received from the independent brokers to ensure that the prices represent a reasonable estimate of fair value.  This process involves quantitative and qualitative analysis and is administered by our investment department.  This review process includes, but is not limited to, initial and on-going review of methodologies used by the independent broker, review of pricing statistics and trends, back testing recent trades, comparing prices to those obtained from other third party pricing services, reviewing cash flow activity in the subsequent period, monitoring credit rating upgrades and downgrades and monitoring of trading volumes.  Most all of the information used by the pricing service and the independent broker can be corroborated by our procedures of investigating market data and tying that data to the facts utilized by the broker.

The fixed income markets in 2008 and early 2009 experienced a period of extreme volatility and limited market liquidity conditions, which affected a broad range of asset classes and sectors.  In addition, there were credit downgrade events and an increased probability of default for many fixed income instruments.  These volatile market conditions increased the difficulty of valuing certain instruments as trading was less frequent and/or market data was less observable.  There were certain instruments that were in active markets with significant observable data that became illiquid due to the current financial environment or market conditions.  As a result, certain valuations require greater estimation and judgment as well as valuation methods which are more complex.  These values may not ultimately be realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified.

The following methods and assumptions were used in estimating the fair values of financial instruments during the periods presented in these consolidated financial statements.

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

Mortgage loans on real estate: The fair values of mortgage loans on real estate are calculated using discounted expected cash flows using current competitive market interest rates currently being offered for similar loans.

Derivative instruments: The fair values of our derivative instruments are based on quoted market prices from the counterparties, adjusted for the credit risk of the counterparty.

Other investments: Other investments is comprised of policy loans and real estate held for sale.  We have not attempted to determine the fair values associated with our policy loans, as management believes any differences between carrying value and the fair values afforded these instruments are immaterial to our financial position and, accordingly, the cost to provide such disclosure is not worth the benefit to be derived.  The fair value of our real estate held for sale was determined by estimating the net operating income of the commercial rental property and dividing that by a current market capitalization rate.

Cash and cash equivalents: Amounts reported in the consolidated balance sheets for these instruments are reported at their historical cost which approximates fair value due to the nature of the assets assigned to this category.

Annuity policy benefit reserves and coinsurance deposits: Fair values of our liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities), are stated at the cost we would incur to extinguish the liability (i.e., the cash surrender value).  The coinsurance deposits related to the annuity benefit reserves have fair values determined in a similar fashion.  We are not required to and have not estimated the fair value of our liabilities under other contracts.

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

The following sets forth a comparison of the fair values and carrying amounts of our financial instruments:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$9,486,107	$9,486,107	$6,629,046	$6,629,046
Held for investment	2,143,403	2,110,396	3,604,149	3,588,114
Equity securities, available for sale	93,492	93,492	99,552	99,552
Mortgage loans on real estate	2,374,028	2,304,537	2,329,824	2,284,583
Derivative instruments	159,439	159,439	56,588	56,588
Other investments	3,700	4,294	446	446
Cash and cash equivalents	134,550	134,550	214,862	214,862
Coinsurance deposits	1,458,994	1,304,485	1,528,981	1,366,149

Liabilities
Annuity benefit reserves	17,378,994	14,878,846	15,809,539	13,391,244
Notes payable	262,874	234,906	247,750	193,267
Subordinated debentures	268,277	246,458	268,209	248,283
Derivative instruments	1,172	1,172	—	—

The objective of a fair value measurement is to determine the price that would be received to sell the asset or paid to transfer the liability at the measurement date. We categorize financial assets and financial liabilities into a three level hierarchy based on the priority of inputs used in the valuation techniques utilized to determine fair value.

Level 1 - Quoted prices are available in active markets for identical financial instruments as of the reporting date.  The types of financial instruments included in Level 1 are listed equities, United States treasuries and non-interest bearing cash.  We do not adjust the quoted price for these financial instruments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.

Level 2 - Quoted prices in active markets for similar financial instruments, quoted prices for identical or similar financial instruments in markets that are not active; and models and other valuation methodologies using inputs other than quoted prices that are observable.  The types of financial instruments included in Level 2 are U.S. Government sponsored agency securities, corporate preferred securities, corporate bonds and mortgage and asset backed securities.

Level 3 - Models and other valuation methodologies using significant inputs that are unobservable for financial instruments and include situations where there is little, if any, market activity for the financial instrument.  The inputs into the determination of fair value require significant management judgment or estimation.  Financial instruments that are included in Level 3 are securities for which no market activity or data exists and for which we used discounted expected future cash flows with unobservable inputs using market participant assumptions to determine fair value.

We used the following valuation techniques in estimating the fair values of financial instruments:

1.              Fair values of fixed maturity securities are obtained primarily from a broker who starts by obtaining a price from an independent pricing source and adjusts for observable data.  These prices from the independent broker undergo evaluation by our internal investment professionals.  We generally obtain one price per security, which is compared to relevant credit information, perceived market movements and sector news.  Market indices of similar rated asset class spreads are considered for valuations and broker indications of similar securities are compared.  If the issuer has had trades in similar debt outstanding but not necessarily the same rank in the capital structure, spread information is used to support fair value.  If discrepancies are identified, additional quotes are obtained and the quote that best reflects a fair value exit price at the reporting date is selected.

2.              Amounts reported as fair value of embedded derivatives are estimated by projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and discounting the excess of the projected contract value amounts.  The projections of the policy contract values are based on best estimate assumptions for future policy growth and future policy decrements.  Best estimate assumptions for future policy growth include assumptions for the expected index credit on the next policy anniversary date which are derived from the fair values of the underlying call options purchased to fund such index credits and the expected costs of annual call options that will be purchased in the future to fund index credits beyond the next policy anniversary.  The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as were used to project policy contract values.  Increases or decreases in the fair value of embedded derivatives generally correspond to increases or decreases in the fair values of call options purchased to fund the annual index credits and changes in the discount rates used to discount the excess of the projected policy contract values over the projected minimum guaranteed contract values.  The fair value of the embedded derivatives includes an adjustment for our non performance risk.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Our assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2009
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$3,129	$2,553	$576	$—
United States Government sponsored agencies	3,355,515	—	3,355,515	—
U.S. states, territories and political subdivisions	187,262	—	187,262	—
Corporate securities	3,360,171	88,061	3,255,058	17,052
Mortgage and asset backed securities	2,580,030	—	2,577,942	2,088
Equity securities, available for sale: finance, insurance and real estate	93,492	85,107	8,385	—
Derivative instruments	159,439	—	159,439	—
Cash and cash equivalents	134,550	134,550	—	—
	$9,873,588	$310,271	$9,544,177	$19,140
Liabilities
Derivative instruments	$1,172	$—	$1,172	$—
Embedded derivatives	1,050,769	—	—	1,050,769
	$1,051,941	$—	$1,172	$1,050,769

December 31, 2008
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$22,050	$3,404	$18,646	$—
United States Government sponsored agencies	3,104,853	—	3,104,853	—
Corporate securities	1,688,869	84,946	1,586,174	17,749
Mortgage and asset backed securities	1,813,274	—	1,810,941	2,333
Equity securities, available for sale: finance, insurance and real estate	99,552	84,554	14,998	—
Derivative instruments	56,588	—	56,588	—
Cash and cash equivalents	214,862	214,862	—	—
	$7,000,048	$387,766	$6,592,200	$20,082
Liabilities
Embedded derivatives	$998,015	$—	—	$998,015
	$998,015	$—	$—	$998,015

The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Available for sale securities
Beginning balance	$19,588	$—	$20,082	$—
Transfers in to or out of Level 3	—	27,034	—	27,034
Disposals	(37)	—	(74)	—
Total gains (losses) (unrealized/realized):
Included in other comprehensive income	(123)	—	(42)	—
Net impairment losses recognized in operations	(288)	(7,935)	(826)	(7,935)
	$19,140	$19,099	$19,140	$19,099

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Embedded Derivatives
Beginning balance	$943,386	$1,190,935	$998,015	$1,432,746
Premiums less benefits	11,823	26,072	(4,841)	68,985
Change in unrealized loss (gains), net	95,560	(48,957)	57,595	(333,681)
	$1,050,769	$1,168,050	$1,050,769	$1,168,050

Change in unrealized loss (gains), net for each period in our embedded derivatives are included in change in fair value of embedded derivatives in the consolidated statements of operations.

4.  Investments

At June 30, 2009 and December 31, 2008, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2009
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$2,889	$240	$—	$3,129
United States Government sponsored agencies	3,461,409	5,401	(111,295)	3,355,515
U.S. states, territories and political subdivisions	184,808	3,204	(750)	187,262
Corporate securities	3,421,139	119,873	(180,841)	3,360,171
Mortgage and asset backed securities	3,002,426	13,253	(435,649)	2,580,030
	$10,072,671	$141,971	$(728,535)	$9,486,107

Held for investment:
United States Government sponsored agencies	$2,067,819	$2,962	$(10,903)	$2,059,878
Corporate security	75,584	—	(25,066)	50,518
	$2,143,403	$2,962	$(35,969)	$2,110,396

Equity securities, available for sale:
Finance, insurance and real estate	$104,484	$9,577	$(20,569)	$93,492

December 31, 2008
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$21,664	$515	$(129)	$22,050
United States Government sponsored agencies	3,090,458	15,528	(1,133)	3,104,853
Corporate securities	1,951,308	14,939	(277,378)	1,688,869
Mortgage and asset backed securities	2,095,856	6,055	(288,637)	1,813,274
	$7,159,286	$37,037	$(567,277)	$6,629,046

Held for investment:
United States Government sponsored agencies	$3,528,628	$6,421	$(4,984)	$3,530,065
Corporate security	75,521	—	(17,472)	58,049
	$3,604,149	$6,421	$(22,456)	$3,588,114

Equity securities, available for sale:
Finance, insurance and real estate	$125,157	$373	$(25,978)	$99,552

During the six months ended June 30, 2009 and 2008, we received $3.2 billion and $1.3 billion, respectively, in net redemption proceeds related to calls of our callable United States Government sponsored agency securities, of which $1.5 billion and $0.8 billion, respectively, were classified as held for investment.  We reinvested the proceeds from these redemptions primarily in United States Government sponsored agency securities, corporate securities and mortgage backed securities classified as available for sale.  At June 30, 2009, 49% of our fixed income securities have call features and 8% were subject to call redemption.  Another 23% will become subject to call redemption through December 31, 2009.

The amortized cost and fair value of fixed maturity securities at June 30, 2009, by contractual maturity, are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of our mortgage and asset backed securities provide for periodic payments throughout their lives and are shown below as a separate line.

	Available-for-sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due after one year through five years	$421,249	$415,627	$—	$—
Due after five years through ten years	1,362,394	1,388,357	—	—
Due after ten years through twenty years	1,605,266	1,577,355	705,000	703,804
Due after twenty years	3,681,336	3,524,738	1,438,403	1,406,592
	7,070,245	6,906,077	2,143,403	2,110,396
Mortgage and asset backed securities	3,002,426	2,580,030	—	—
	$10,072,671	$9,486,107	$2,143,403	$2,110,396

Net unrealized losses on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders’ equity were comprised of the following:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Net unrealized losses on available for sale fixed maturity securities and equity securities	$(597,556)	$(555,845)
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	358,159	329,113
Deferred tax valuation allowance	30,842	—
Deferred income tax asset	83,789	79,356
Net unrealized losses reported as accumulated other comprehensive loss	$(124,766)	$(147,376)

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 446 and 394 securities, respectively) have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2009
Fixed maturity securities:
Available for sale:
United States Government sponsored agencies	$2,315,678	$(111,295)	$—	$—	$2,315,678	$(111,295)
U.S. states, territories and political subdivisions	71,064	(750)	—	—	71,064	(750)
Corporate securities:
Finance, insurance and real estate	110,806	(17,271)	299,138	(70,124)	409,944	(87,395)
Manufacturing, construction and mining	139,971	(9,601)	192,921	(24,551)	332,892	(34,152)
Utilities and related sectors	118,630	(7,277)	158,542	(21,631)	277,172	(28,908)
Wholesale/retail trade	86,136	(6,666)	33,905	(6,912)	120,041	(13,578)
Services, media and other	40,363	(2,094)	122,163	(14,714)	162,526	(16,808)
Mortgage and asset backed securities	1,251,494	(108,874)	952,906	(326,775)	2,204,400	(435,649)
	$4,134,142	$(263,828)	$1,759,575	$(464,707)	$5,893,717	$(728,535)
Held for investment:
United States Government sponsored agencies	$954,344	$(8,059)	$297,156	$(2,844)	$1,251,500	$(10,903)
Corporate security:
Finance, insurance and real estate	—	—	50,518	(25,066)	50,518	(25,066)
	$954,344	$(8,059)	$347,674	$(27,910)	$1,302,018	$(35,969)

Equity securities, available for sale:
Finance, insurance and real estate	$20,312	$(12,329)	$26,760	$(8,240)	$47,072	$(20,569)

December 31, 2008
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$—	$—	$18,645	$(129)	$18,645	$(129)
United States Government sponsored agencies	60,475	(57)	298,925	(1,076)	359,400	(1,133)
Corporate securities:
Finance, insurance and real estate	205,148	(44,478)	146,226	(46,761)	351,374	(91,239)
Manufacturing, construction and mining	294,428	(37,589)	65,578	(27,978)	360,006	(65,567)
Utilities and related sectors	192,110	(22,816)	116,173	(32,307)	308,283	(55,123)
Wholesale/retail trade	120,056	(16,557)	11,825	(9,680)	131,881	(26,237)
Services, media and other	119,297	(22,425)	79,664	(16,787)	198,961	(39,212)
Mortgage and asset backed securities	1,117,973	(221,480)	297,442	(67,157)	1,415,415	(288,637)
	$2,109,487	$(365,402)	$1,034,478	$(201,875)	$3,143,965	$(567,277)
Held for investment:
United States Government sponsored agencies	$—	$—	$360,016	$(4,984)	$360,016	$(4,984)
Corporate security:
Finance, insurance and real estate	—	—	58,049	(17,472)	58,049	(17,472)
	$—	$—	$418,065	$(22,456)	$418,065	$(22,456)

Equity securities, available for sale:
Finance, insurance and real estate	$30,093	$(14,360)	$20,358	$(11,618)	$50,451	$(25,978)

The following is a description of the factors causing the temporary unrealized losses by investment category as of June 30, 2009:

United States Government sponsored agencies and U.S. states, territories and political subdivisions: These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates.  During the last six months spreads on agency securities have improved; however, long term interest rates have risen by a greater amount.  These securities carry yields less than those available at June 30, 2009 as the result of these rising interest rates.

Corporate securities:  The unrealized losses in these securities are due to both the recent rise in interest rates as well as the continuation in wider than historic credit spreads on corporate securities.  While credit spreads have improved on a recovering economy, the rise in interest rates during the last six months has caused many of the securities purchased late last year and early in 2009 to carry yields less than those available at June 30, 2009.

Mortgage and asset backed securities: At June 30, 2009, we had no exposure to subprime mortgage-backed securities.  All of our mortgage-backed securities are pools of residential mortgage loans.  Substantially all of the securities that we own are in the highest rated tranche of the pool in which they are structured and are not subordinated to any other tranche. Our “Alt-A” mortgage-backed securities are comprised of 36 securities with a total amortized cost basis of $561.7 million and a fair value of $400.4 million.  Fair values of residential mortgage-backed securities have continued at prices significantly less than amortized cost as spreads in this sector have not improved like other sectors of the fixed income market.  With the uncertainty of future foreclosures and high delinquencies on residential mortgages, these security prices will likely remain below our cost basis until the housing market conditions improve.

Equity securities: The unrealized loss on equity securities, which includes exposure to REITS, investment banks and finance companies, is related both to the decline in the equity market over the last 12 months and specific securities that have experienced additional constraints as a result of the slow down in the economy.

Where the decline in market value of debt securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening and we anticipate recovery of amortized cost, we do not consider these investments to be other than temporarily impaired because we do not intend to sell these securities before recovery of their amortized cost and it is more likely than not that we will not be required to sell prior to recovery .  Where there is a decline in the fair value of equity securities, other than temporary impairment is not recognized when we anticipate a recovery of cost within a reasonable period of time.

Approximately 55% of the unrealized losses on fixed maturity securities shown in the above table for June 30, 2009 are on securities that are rated investment grade, defined as being the highest two National Association of Insurance Commissioners (“NAIC”) designations.  Approximately 45% of the unrealized losses on fixed maturity securities shown in the above table for June 30, 2009 are on securities rated below investment grade.  All of the fixed maturity securities with unrealized losses are current with respect to the payment of principal and interest.

Changes in net unrealized losses on investments for the six months ended June 30, 2009 and 2008 are as follows:

	June 30,
	2009	2008
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$(16,972)	$62,327
Investments carried at fair value:
Fixed maturity securities, available for sale	$(56,324)	$(165,647)
Equity securities, available for sale	14,613	1,970
	(41,711)	(163,677)
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	29,046	87,529
Deferred tax valuation allowance	30,842	—
Deferred income tax asset	4,433	26,652
	64,321	114,181
Decrease (increase) in net unrealized losses on investments carried at fair value	$22,610	$(49,496)

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date.  Net realized gains on investments, excluding other than temporary impairment losses for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$5,317	$200	$6,127	$1,143
Gross realized losses	—	—	(53)	(113)
	5,317	200	6,074	1,030
Equity securities:
Gross realized gains	—	55	3	55
	—	55	3	55
Mortgage loans on real estate:
Impairment losses	(1,000)	—	(1,000)	—
	$4,317	$255	$5,077	$1,085

We review and analyze all investments on an ongoing basis for changes in market interest rates and credit deterioration.  This review process includes analyzing our ability to recover the amortized cost or cost basis of each investment that has a fair value that is materially lower than its amortized cost or cost and requires a high degree of management judgment and involves uncertainty.  The evaluation of securities for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties.

We have a policy and process in place to identify securities that could potentially have an impairment that is other than temporary.  This process involves monitoring market events and other items that could impact issuers.  The evaluation includes but is not limited to such factors as:

•            our assessment in the case of equity securities including perpetual preferred stocks with credit deterioration that the security cannot recover to cost in a reasonable period of time;

•            the length of time and the extent to which the fair value has been less than amortized cost or cost;

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

•            our intent to sell and whether it is more likely than not we would be required to sell prior to recovery for debt securities;

•            our intent and ability to retain equity securities for a period of time sufficient to allow for recovery;

•            consideration of rating agency actions; and

•            changes in estimated cash flows of and mortgage and asset backed securities.

We determine whether other than temporary impairment losses should be recognized for debt and equity securities by assessing all facts and circumstances surrounding the security.  Other than temporary impairment losses on equity securities are recognized in operations.  If we intend to sell a debt security or if it is more likely than not that we will be required to sell a debt security before recovery of its amortized cost basis, other than temporary impairment has occurred and the difference between amortized cost and fair value will be recognized as a loss in operations.

If we do not intend to sell and it is not more likely than not we will be required to sell the debt security but also do not expect to recover the entire amortized cost basis of the security, an impairment loss would be recognized in operations in the amount of the expected credit loss.  We calculate the present value of the cash flows expected to be collected.  The difference between the present value of expected future cash flows and the amortized cost basis of the security is the amount of credit loss recognized in operations.  The remaining amount of the other than temporary impairment is recognized in other comprehensive income.

The determination of the credit loss component of a mortgage and asset backed security is based on a number of factors.  The primary consideration in this evaluation process is the issuer’s ability to meet current and future interest and principal payments as contractually stated at time of purchase.  Our review of these securities includes an analysis of the cash flow modeling under various default scenarios considering independent third party benchmarks, the seniority of the specific tranche within the structure of the security, the composition of the collateral and the actual and estimated default, loss severity, and prepayment experience and expectations.  With the input of third party assumptions for default projections, loss severity and prepayment expectations, we evaluate the cash flow projections to determine whether the security is performing in accordance with its contractual obligation.  In circumstances where the analysis implies a potential for principal loss at some point in the future, the cash flow projection is discounted at the security’s current effective yield and compared to amortized cost to determine the amount of credit loss associated with the security.

The determination of the credit loss component of a corporate bond is based on the underlying financial performance of the issuer and their ability to meet their contractual obligations.  Considerations in our evaluation include, but are not limited to credit rating changes, financial statement and ratio analysis, changes in management, large changes in credit spreads, breaches of financial covenants, and a review of the economic outlook for the industry and markets in which they trade.  In circumstances where an issuer appears unlikely to meet its future obligation, or the security’s price decline is deemed other than temporary, an estimate of credit loss is determined.  Credit loss is calculated using default probabilities as derived from the credit default swaps markets in conjunction with recovery rates derived from independent third party analysis.  This credit loss rate is then incorporated into a present value calculation based on an expected principal and interest loss in the future discounted at the yield at the date of purchase and compared to amortized cost to determine the amount of credit loss associated with this security.

The following table summarizes other than temporary impairments by asset type:

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Total Other Than Temporary Losses	Included in Other Comprehensive Income	Net Impairment Losses in Operations	Impairment Losses in Operations
	(Dollars in thousands)

Fixed maturity securities:
Available for sale:
Corporate securities	$(4,522)	$200	$(4,322)	$(17,825)
Residential mortgage-backed securities	(17,539)	16,218	(1,321)	—
Equity securities, available for sale	—	—	—	(12,449)
	$(22,061)	$16,418	$(5,643)	$(30,274)

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Total Other Than Temporary Losses	Included in Other Comprehensive Income	Net Impairment Losses in Operations	Impairment Losses in Operations
	(Dollars in thousands)

Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$(245)	$—	$(245)	$—
Corporate securities	(5,955)	197	(5,758)	(17,825)
Residential mortgage-backed securities	(61,742)	58,174	(3,568)	(3,249)
Equity securities, available for sale	(9,510)	—	(9,510)	(12,449)
	$(77,452)	$58,371	$(19,081)	$(33,523)

The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(38,156)	$(34,229)
Credit losses on securities for which an other than temporary impairment was not previously recognized	(4,576)	(7,068)
Additional credit losses on securities for which an other than temporary impairment was previously recognized	(1,067)	(2,502)
Losses included in beginning balance on securities sold during the period	245	245
	$(43,554)	$(43,554)

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security for which we have recognized OTTI:

	June 30, 2009 Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	June 30, 2009 Fair Value
	(Dollars in thousands)
Corporate securities	$50,238	$(15,238)	$5,721	$40,721
Residential mortgage-backed securities	461,196	(127,631)	(7,434)	326,131
Equity securities: finance, insurance and real estate	31,872	—	8,933	40,805
	$543,306	$(142,869)	$7,220	$407,657

5.  Mortgage Loans on Real Estate

Our mortgage loan portfolio totaled $2.4 billion and $2.3 billion at June 30, 2009 and December 31, 2008, respectively, with commitments outstanding of $19.3 million at June 30, 2009.  The portfolio consists of commercial mortgage loans collateralized by the related properties and diversified as to property type, location and loan size.  Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to reduce the risk of default.  As of June 30, 2009, we have one mortgage loan that we completed foreclosure proceedings and obtained the underlying collateral which we are accounting for as real estate held for sale.  The principal balance outstanding on the loan at the date of foreclosure was $3.2 million and no loss was recognized since the fair value of the property acquired exceeds the amount outstanding on the loan.  We also have one mortgage loan with an outstanding balance of $5.7 million that was in default and we have commenced foreclosure proceedings, in addition to assuming all rent payments received.  The current appraisal of the underlying collateral on this loan exceeds the outstanding balance.  The commercial mortgage loan portfolio is summarized by geographic region and property type as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$544,416	22.9%	$537,303	23.1%
Middle Atlantic	167,335	7.0%	161,222	6.9%
Mountain	379,414	16.0%	386,988	16.6%
New England	45,387	1.9%	44,517	1.9%
Pacific	207,730	8.8%	194,301	8.3%
South Atlantic	443,289	18.7%	421,507	18.1%
West North Central	397,700	16.7%	397,375	17.1%
West South Central	188,757	8.0%	186,611	8.0%
	$2,374,028	100.0%	$2,329,824	100.0%

Property type distribution
Office	$648,083	27.3%	$655,278	28.1%
Medical Office	140,546	5.9%	142,409	6.1%
Retail	554,624	23.4%	551,172	23.7%
Industrial/Warehouse	579,194	24.4%	552,012	23.7%
Hotel	157,316	6.6%	154,671	6.6%
Apartment	119,046	5.0%	111,933	4.8%
Mixed use/other	175,219	7.4%	162,349	7.0%
	$2,374,028	100.0%	$2,329,824	100.0%

We evaluate our mortgage loan portfolio for the establishment of a loan loss reserve by specific identification of impaired loans and the measurement of an estimated loss for each individual loan identified and an analysis of the mortgage loan portfolio for the need for a general loan allowance for probable losses on all other loans.  The amount of the general loan allowance is based upon management’s evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions.  Based upon this process and analysis, we have determined that no general loan loss allowance was necessary.

A mortgage loan is impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  We recorded an impairment loss of $1.0 million during the second quarter of 2009 on a specific mortgage loan with an outstanding balance of $5.2 million for which this principal amount outstanding exceeds the fair value of the collateral real estate less projected costs to sell the property.

6.  Derivative Instruments

We recognize all derivative instruments as assets or liabilities in the consolidated balance sheets at fair value.  None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives are recognized immediately in the consolidated statements of operations.

The fair value of our derivative instruments, including derivative instruments embedded in index annuity contracts, presented in the consolidated balance sheets are as follows:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
ASSETS
Derivative instruments
Call options	$159,439	$58,358
Interest rate swaps	—	(1,770)
	$159,439	$56,588

LIABILITIES
Policy benefit reserves - annuity products
Index annuities	$1,050,769	$998,015
Other liabilities
Interest rate swaps	1,172	—
	$1,051,941	$998,015

The change in fair value of derivatives included in the consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$30,172	$(74,076)	$(13,102)	$(230,390)
Interest rate swaps	322	763	(227)	(288)
	$30,494	$(73,313)	$(13,329)	$(230,678)
Change in fair value of embedded derivatives:
Index annuities	$(140,716)	$(17,745)	$(154,899)	$200,869

We have index annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specified market index.  When index annuity premiums are received, a portion of the premium is used to purchase derivatives consisting of call options on the applicable market indices to fund the index credits due to index annuity policyholders.  Substantially all such call options are one year options purchased to match the funding requirements of the underlying policies.  The call options are marked to fair value with the change in fair value included as a component of  revenues.  The change in fair value of derivatives includes the gains or losses recognized at the expiration of the option term or upon early termination and the changes in fair value for open positions.  On the respective anniversary dates of the index policies, the index used to compute the annual index credit is reset and we purchase new one-year call options to fund the next annual index credit.  We manage the cost of these purchases through the terms of our index annuities, which permit us to change caps, participation rates, and/or asset fees, subject to guaranteed minimums.  By adjusting caps, participation rates, or asset fees, we can generally manage option costs except in cases where the contractual features would prevent further modifications.

Our strategy attempts to mitigate any potential risk of loss under these agreements through a regular monitoring process which evaluates the program’s effectiveness.  We do not bear derivative related risk with our call options that would require payment or collateral to another institution and our call options do not contain counterparty credit-risk-related contingent features.  We are exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, we purchase our option contracts from multiple counterparties and evaluate the creditworthiness of all counterparties prior to purchase of the contracts.  All of these options had been purchased from nationally recognized financial institutions with a Standard and Poor’s credit rating of A- or higher at the time of purchase and the maximum credit exposure to any single counterparty is subject to concentration limits.  We also have credit support agreements with several counterparties that allow us to request the counterparty to provide collateral to us when the fair value of our exposure to the counterparty exceeds specified amounts.

The notional amount and maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts are as follows:

		June 30, 2009		December 31, 2008
Counterparty	Credit Rating	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Bank of America	A+	$959,915	$2,172	$2,184,932	$4,593
BNP Paribas	AA	1,588,098	40,680	1,410,092	16,533
Lehman	NR	313,849	—	1,353,837	—
Bank of New York	AA-	195,015	3,786	641,405	3,541
Credit Suisse	A+	2,107,471	42,895	613,333	9,380
Barclays	AA-	327,191	5,304	694,967	13,618
SunTrust	A-	544,656	13,279	484,101	4,263
Wells Fargo (Wachovia)	AA	481,782	15,681	338,790	16
J.P. Morgan	AA-	975,960	35,642	312,943	6,296
Citi	A	56,312	—	83,315	118
Others		708	—	73,679	—
		$7,550,957	$159,439	$8,191,394	$58,358

As of June 30, 2009 we are holding $43.8 million of cash received from counterparties for derivative collateral.

We have unsecured counterparty exposure in connection with options purchased from affiliates of Lehman Brothers (“Lehman”) which declared bankruptcy during the third quarter of 2008.  We estimate our maximum exposure to the Lehman bankruptcy was $4.9 million at June 30, 2009.  As of June 30, 2009, no fair value has been recorded for the unexpired options we own that were purchased from Lehman after taking into consideration counterparty risk.  The amount of loss that we will realize upon expiration of these options will depend on the performance of the underlying indices which the options are based upon, the amount of related index credits we will make to policyholders and the amount, if any, that we will recover from Lehman through our claim in bankruptcy proceedings.  The amount of option proceeds due on expired options purchased from Lehman that we did not receive payment on was $6.5 million for the second quarter of 2009 and $9.4 million for the six months ended June 30, 2009.

The future annual index credits on our index annuities are treated as a “series of embedded derivatives” over the expected life of the applicable contract.  We do not purchase call options to fund the index liabilities which may arise after the next policy anniversary date.  We must value both the call options and the related forward embedded options in the policies at fair value.

We have entered into interest rate swaps to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures and amounts outstanding under our revolving line of credit.  See notes 8 and 9 in our Annual Report on

Form 10-K for the year ended December 31, 2008  for more information on our revolving line of credit and subordinated debentures.  The terms of the interest rate swaps provide that we pay a fixed rate of interest and receive a floating rate of interest.  The interest rate swaps are not effective hedges.  Therefore, we record the interest rate swaps at fair value and any net cash payments received or paid are included in the change in fair value of derivatives in the unaudited consolidated statements of operations.

Details regarding the interest rate swaps are as follows:

Maturity	Notional	Receive	Pay		June 30, 2009	December 31, 2008
Date	Amount	Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
April 29, 2009	$20,000	*LIBOR	4.94%	Bank of America	$—	$(257)
December 15, 2009	20,000	*LIBOR	4.93%	Bank of America	(434)	(719)
September 15, 2010	20,000	*LIBOR (a)	5.19%	Bank of America	(233)	(325)
April 7, 2011	20,000	*LIBOR (a)	5.23%	Bank of America	(369)	(469)
October 15, 2011	15,000	**LIBOR	1.54%	SunTrust	(35)	—
October 31, 2011	30,000	**LIBOR	1.51%	SunTrust	(13)	—
October 31, 2011	30,000	**LIBOR	1.61%	SunTrust	(88)	—
	$155,000				$(1,172)	$(1,770)

* - three month London Interbank Offered Rate

** - one month London Interbank Offered Rate

(a) - subject to a floor of 4.25%

7.  Income Taxes

In 2008, we recorded a valuation allowance of $34.5 million on deferred income tax assets related to capital loss carryforwards and other than temporary impairments on investment securities, as utilization of the income tax benefits from a portion of these items was not more likely than not due to the fact that we had insufficient future taxable income from capital gain sources.  The valuation allowance was eliminated as of June 30, 2009 primarily due to an increase in anticipated future taxable income from capital gain sources, offset in part by a smaller increase in the amount of other than temporary impairments that give rise to the deferred income tax asset for which a valuation allowance is necessary.

The effective tax rate for the six months ended June 30, 2009 was less than the applicable statutory federal income tax rate of 35% primarily due to a decrease in the deferred tax valuation allowance related to other than temporary impairments which decreased income tax expense for the first quarter by $3.6 million.  The remainder of the deferred tax valuation allowance of $30.9 million was eliminated in the second quarter of 2009 and was recognized in accumulated other comprehensive income.  The effective tax rates for the 2008 periods were less than the applicable statutory federal income tax rate of 35% primarily due to state income tax benefits attributable to losses in the non-life subgroup.

8.  Contingent Convertible Senior Notes

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

The notes are accounted for separately as a liability component and an equity component in the consolidated balance sheets.  The liability component and equity component are as follows:

	June 30, 2009	December 31, 2008
		(As Adjusted)
	(Dollars in thousands)
Notes payable:
Principal amount of liability component	$144,766	$181,924
Unamortized discount	(8,947)	(13,284)
Net carrying amount of liability component	$135,819	$168,640

Additional paid-in capital:
Carrying amount of equity component	$22,637	$22,637

The discount is being amortized over the expected life of the notes, which is December 15, 2011, the date at which we may redeem the notes or the holders may require us to repurchase the notes.  The effective interest rate on the notes is 8.5%.  The interest cost recognized in operations, inclusive of the 5.25% coupon and amortization of the discount and debt issue costs, recognized for the three months and six months ended June 30, 2009 was $3.3 million and $6.8 million, respectively and $4.6 million and $9.3 million for the same periods in 2008.

The notes are convertible at the holders’ option prior to the maturity date into cash and shares of our common stock under the following conditions:

•            during any fiscal quarter, if the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the fiscal quarter preceding the quarter in which the conversion occurs is more than 120% of the conversion price of the notes in effect on that 30th trading day;

•            we have called the notes for redemption and the redemption has not yet occurred; or

•            upon the occurrence of specified corporate transactions.

Holders may convert any outstanding notes into cash and shares of our common stock at a conversion price per share of $14.24.  This represents a conversion rate of approximately 70.2 shares of common stock per $1,000 in principal amount of notes (the “conversion rate”).  Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion, the value (the “conversion value”) of the cash and shares of our common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the conversion rate by the “ten day average closing stock price”, which equals the average of the closing per share prices of our common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion.  We will deliver the conversion value to holders as follows: (1) an amount in cash (the “principal return”) equal to the lesser of (a) the aggregate conversion value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate conversion value of the notes to be converted is greater than the principal return, an amount in shares (the “net shares”) equal to such aggregate conversion value less the principal return (the “net share amount”) and (3) an amount in cash in lieu of fractional shares of common stock.  The number of net shares to be paid will be determined by dividing the net share amount by the ten day average closing stock price.

We may redeem some or all of the notes at any time on or after December 15, 2011.  In addition, the holders may require us to repurchase all or a portion of their notes on December 15, 2011, 2014 and 2019 and upon a change in control, as defined in the indenture governing the notes, holders may require us to repurchase all or a portion of their notes for a period of time after the change in control.  The redemption price or repurchase price shall be payable in cash and equal to 100% of the principal amount of the notes plus accrued and unpaid interest (contingent interest and liquidated damages, if any) up to but not including the date of redemption or repurchase.  We reacquired $12.0 million and $32.4 million of the notes during the three months and six months ended June 30, 2008, respectively.  In connection with those debt extinguishments, we recognized losses of $0.2 million and $1.4 million for the three months and six months ended June 30, 2008, respectively.

In May 2009, we exchanged five million shares of our common stock for $37.2 million of the 5.25% contingent convertible senior notes.  The transaction was settled with the fair value of the common stock exchanged at $6.25 per share totaling $31.3 million.  The notes that were extinguished carried an unamortized debt issue costs of $0.4 million and an unamortized debt discount of $2.4 million.  No value of the consideration was allocated to the reacquisition of the equity component.  Therefore, a $3.1 million gain on extinguishment of debt was recorded for the amount that the carrying value of the notes extinguished exceeded the fair value of the consideration transferred to the holder of the notes.

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

We are required to include the dilutive effect of the contingent convertible senior notes in our diluted earnings per share calculation. Because the notes include a mandatory cash settlement feature for the principal amount, incremental dilutive shares will only exist when the average fair value of our common stock for a reporting period exceeds the conversion price per share of $14.24.

9.  Contingencies

We are occasionally involved in litigation, both as a defendant and as a plaintiff.  In addition, state regulatory bodies, such as state insurance departments, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the Department of Labor, and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974, as amended, and laws governing the activities of broker-dealers.

During the fourth quarter of 2007 we received a formal request for information from the staff of the Division of Enforcement (the “Staff”) of the SEC concerning certain transactions between American Equity and American Equity Investment Service Company (“Service Company”) in 2003, 2004 and 2005. We have cooperated fully in providing information and documentation to the Staff throughout the course of its investigation.  On May 4, 2009, American Equity, our Chairman and our Chief Executive Officer and President received a Wells Notice from the Staff in connection with this investigation.  The Wells Notice provides notification that the Staff intends to recommend to the SEC that it bring a civil action against the recipients for possible violations of the federal securities laws and related rules.  A Wells Notice does not itself initiate litigation, nor is it a finding of wrongdoing by us or any individual.  According to discussions with the SEC Staff and our understanding of the scope of the investigation, the Wells Notice relates to disclosures in our 2004, 2005 and 2006 proxy statements and statements made during our third quarter 2005 earnings conference call concerning the effects of transactions involving the Service Company, the last of which was completed almost four years ago.  Beginning in 1999, our public securities filings contained extensive disclosures related to Service Company transactions, including the effect of each such transaction on our consolidated financial statements.  Based on our own investigation and the facts disclosed to it during the course of the SEC investigation, we believe these proxy statements accurately disclosed all material information, and strongly disagree with the Staff’s recommendation on this matter.  We will continue to pursue a potential resolution of this matter before the Staff makes its formal recommendation to the SEC and will vigorously defend any action brought by the SEC, but we cannot predict the outcome or timing of this matter.

In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims.  We are currently a defendant in two purported class action lawsuits alleging improper sales practices and similar claims as described below.  It is often not possible to determine the ultimate outcome of pending legal proceedings or to provide reasonable ranges of potential losses with any degree of certainty.  The lawsuits referred to below are in very preliminary stages and we do not have sufficient information to make an assessment of the plaintiffs’ claims for liability or damages.  The plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages, which are difficult to quantify and cannot be estimated based on the information currently available.  We do not believe that these lawsuits, including those discussed below, will have a material adverse effect on our financial position, results of operations or cash flows.  However, there can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.

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

10.  Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
	(Dollars in thousands, except per share data)

Numerator:
Net income - numerator for earnings per common share	$9,012	$3,652	$35,487	$51,712
Interest on convertible subordinated debentures (net of income tax benefit)	259	262	518	524
Numerator for earnings per common share - assuming dilution	$9,271	$3,914	$36,005	$52,236

Denominator:
Weighted average common shares outstanding (1)	55,336,138	53,934,938	54,157,019	54,661,269
Effect of dilutive securities:
Convertible subordinated debentures	2,734,528	2,765,057	2,734,528	2,765,203
Stock options and deferred compensation agreements	34,137	156,924	17,350	91,134
Denominator for earnings per common share - assuming dilution	58,104,803	56,856,919	56,908,897	57,517,606

Earnings per common share	$0.16	$0.07	$0.66	$0.95
Earnings per common share - assuming dilution	$0.16	$0.07	$0.63	$0.91

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

Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
Three months ended June 30, 2009	1,963,888	$7.33 - $14.34
Six months ended June 30, 2009	1,963,888	$7.33 - $14.34
Three months ended June 30, 2008	509,500	$10.66 - $14.34
Six months ended June 30, 2008	1,223,839	$8.67 - $14.34

11. Subsequent Events

We evaluated subsequent events through August 10, 2009, which is the date the consolidated financial statements were issued.

Subsequent to June 30, 2009, we entered into two letters of intent with a newly formed reinsurance company to reinsure on a funds withheld coinsurance basis 20% of the annuity deposits received in 2009 from our two top selling index annuity products and 80% of the annuity deposits received after June 30, 2009 from a multi-year rate guaranteed fixed annuity product. Our objective with these agreements is to manage our new business growth to a maximum of $3 billion of net annuity deposits for 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis reviews our unaudited consolidated financial position at June 30, 2009, and the unaudited consolidated results of operations for the three and six month periods ended June 30, 2009 and 2008, and where appropriate, factors that may affect future financial performance.  This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2008.  All prior period amounts are presented as adjusted due to the adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).

All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the Securities and Exchange Commission (“SEC”), press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions, constitute forward-looking statements.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things:

•            general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated therewith, the fair value of our investments, which could result in impairments and other than temporary impairments, and certain liabilities, and the lapse rate and profitability of policies;

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

For a detailed discussion of these and other factors that might affect our performance, see “Risk Factors” in Part II, Item 1A and Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

We specialize in the sale of individual annuities (primarily deferred annuities) and, to a lesser extent, we also sell life insurance policies.  Under U.S. generally accepted accounting principles (“GAAP”), premium collections for deferred annuities are reported as deposit liabilities instead of as revenues.  Similarly, cash payments to policyholders are reported as decreases in the liabilities for policyholder account balances and not as expenses.  Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from the account balances of policyholders in connection with withdrawals, realized gains and losses on investments and changes in fair value of derivatives.  Components of expenses for products accounted for as deposit liabilities are interest credited to account balances, changes in fair value of embedded derivatives, amortization of deferred policy acquisition costs and deferred sales inducements, other operating costs and expenses and income taxes.

Annuity deposits by product type collected during the three months and six months ended June 30, 2009 and 2008, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2009	2008	2009	2008
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$484,612	$391,783	$729,142	$724,619
Fixed strategy	626,146	248,397	980,892	421,930
	1,110,758	640,180	1,710,034	1,146,549
Fixed rate annuities:
Single-year rate guaranteed	28,966	6,738	39,416	13,971
Multi-year rate guaranteed	4,774	1,085	48,181	2,643
	33,740	7,823	87,597	16,614
Total before coinsurance ceded	1,144,498	648,003	1,797,631	1,163,163
Coinsurance ceded	289	434	589	971
Net after coinsurance ceded	$1,144,209	$647,569	$1,797,042	$1,162,192

Net annuity deposits after coinsurance ceded increased 77% during the three months ended June 30, 2009 compared to the same period in 2008, and increased 55% during the six months ended June 30, 2009, compared to the same period in 2008.  We attribute these increases to several factors, including our continued strong relationships with our national marketing organizations and field force of licensed, independent insurance agents, the increased attractiveness of safe money products in volatile markets, lower interest rates on competing products such as bank certificates of deposit; and product enhancements including a new generation of guaranteed income withdrawal benefit riders.  In addition, we have benefitted during the first six months of 2009 from the actions of several significant competitors who have restricted their capacity to accept new business.  The extent to which this trend will be sustained for the balance of the year is uncertain.  While we have the capital resources to accept more business than was sold in 2008, our capacity is not unlimited and sales growth must be matched with available capital resources to maintain desired financial strength ratings from credit rating agencies and in particular, A.M. Best Company.  Toward this end, effective June 1, 2009, we restructured our payment of commissions to agents on new sales by reducing the amount of commission paid at the time of sale but providing for additional commission payments on the first and second anniversaries of the date a policy was issued.  This change will initially increase our statutory earnings and capital and surplus and our capacity to accept new business.  It is uncertain what impact the change will have on the agents’ willingness to sell business for us.  During the second quarter of 2009 we also amended one of our reinsurance agreements with Hannover Life Reassurance Company of America to include certain policy forms that were not in existence in 2005 when the agreement was executed. This amendment increased the statutory reinsurance reserve credit by approximately $37.4 million at June 30, 2009. Subsequent to June 30, 2009 we entered into two letters of intent with a newly formed reinsurance company to reinsure on a funds withheld coinsurance basis 20% of the annuity deposits received in 2009 from our two top selling index annuity products and 80% of the annuity deposits received after June 30, 2009 from a multi-year rate guaranteed fixed annuity product. Our objective with these agreements is to manage our new business growth to a maximum of $3 billion of net annuity deposits for 2009. We also have an additional $25 million available to us under our revolving line of credit with banks as a potential source of statutory capital should sales continue at an accelerated rate.

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the “investment spread”.  Our investment spread is summarized as follows:

	Six Months Ended June 30,
	2009	2008

Average yield on invested assets	6.29%	6.17%
Cost of money:
Aggregate	3.31%	3.49%
Cost of money for index annuities	3.30%	3.51%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.26%	3.26%
Multi-year rate guaranteed	3.89%	3.92%
Investment spread:
Aggregate	2.98%	2.68%
Index annuities	2.99%	2.66%
Fixed rate annuities:
Annually adjustable	3.03%	2.91%
Multi-year rate guaranteed	2.40%	2.25%

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

Our profitability depends in large part upon the amount of assets under our management, investment spreads we earn on our policyholder account balances, our ability to manage our investment portfolio to maximize returns and minimize risks such as interest rate changes and defaults or impairments of assets, our ability to manage interest rates credited to policyholders and costs of the options purchased to fund the annual index credits on our index annuities, our ability to manage the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders) and our ability to manage our operating expenses.

Results of Operations

Three and Six Months Ended June 30, 2009 and 2008

Net income increased 147% to $9.0 million for the second quarter of 2009, and decreased 31% to $35.5 million for the six months ended June 30, 2009 compared to $3.7 million and $51.7 million for the same periods in 2008.  Net income for the six months ended June 30, 2008 includes the impact of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) as discussed below.  Net income for the six months ended June 30, 2009 includes the impact of applying Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments (“FSP FAS 115-2”) as discussed below.

Net income has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business.  Average annuity account values outstanding increased 14% for the second quarter of 2009 and 13% for the six months ended June 30, 2009 compared to the same periods in 2008.  Our investment spread measured on a percentage basis was 2.97% for the second quarter of 2009 and 2.98% for the six months ended June 30, 2009 compared to 2.76% and 2.68% for the same periods in 2008.  The increase in investment spread resulted from a higher investment yield earned on average assets due to higher yield on investments purchased throughout 2008 and during the first six months of 2009 and a lower aggregate cost of money on our index annuities.  The lower cost of money for index annuities during 2009 was due to adjustments we made throughout 2007 to caps, participation rates and asset fees to manage the cost of options purchased to fund the annual index credits.  The benefit from these adjustments was not fully recognized until the fourth quarter of 2008.

The comparability of the amounts is significantly impacted by net realized gains on investments, net other than temporary impairment (“OTTI”) losses recognized in operations, gain (loss) on extinguishment of debt and the impact of the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) to our index annuity business.  We estimate that these items increased (decreased) net income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Net realized gains and net impairment losses on investments recognized in operations	$(141)	$(8,910)	$537	$(9,918)
Gain (loss) on extinguishment of debt	1,812	263	1,812	107
Application of SFAS 133 to index annuity business	(12,541)	(5,569)	(8,845)	27,586

Net realized gains on investments and net impairment losses recognized in operations fluctuate from period to period based upon changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other than temporary impairments.  We adopted FSP FAS 115-2 effective January 1, 2009, which amended the determination of the amount of other than temporary impairments recognized in the statement of operations resulting in the noncredit portion of other than temporary impairments being recognized in accumulated other comprehensive loss for debt securities that we do not intend to sell and it is not more likely than not we will be required to sell but also do not expect to recover the entire amortized cost basis of the security.  The amounts disclosed above are net of related reductions in amortization of deferred sales inducements and deferred policy acquisition costs and income taxes.  The net gain for the six months ended June 30, 2009 includes a benefit of $3.6 million for the reduction of the deferred tax valuation allowance related to other than temporary impairments.

Amounts attributable to the application of SFAS 133 to our index annuity business fluctuate based upon changes in the fair values of call options purchased to fund the annual index credits for index annuities and changes in the interest rates used to discount the embedded derivative liability.  The significant increase in the impact from this item for the six months ended June 30, 2008 is primarily attributable to the adoption of SFAS 157 which requires that the discount rates used in the calculation of the fair value of embedded derivatives for index annuities include non performance risk related to those liabilities.  The discount rates are based on risk-free interest rates adjusted for the our non performance risk.  Prior to the adoption of SFAS 157, the discount rates used were risk-free interest rates.  SFAS 157 was adopted prospectively on January 1, 2008 and the changes in the discount rates resulted in a decrease in policy benefit reserves on January 1, 2008 of $150.6 million.  The net income impact of this decrease in reserves net of the related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and income taxes was $40.7 million.

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

There was no unlocking necessary during the 2009 periods. The impact of unlocking for the three months and six months ended June 30, 2008 was a $2.2 million decrease in the amortization of deferred sales inducements and a $4.6 million increase in amortization of deferred policy acquisition costs for a net increase in amortization of $2.4 million.  The impact of unlocking is primarily due to the impact of actual surrender experience on certain older business, offset in part by increases in the estimates of projected future interest margins and reductions in the estimates of projected future policy maintenance expenses.

Annuity product charges (surrender charges assessed against policy withdrawals) increased 40% to $16.6 million for the second quarter of 2009, and 32% to $31.7 million for the six months ended June 30, 2009 compared to $11.8 million and $23.9 million for the same periods in 2008.  The increases were due to increases in withdrawals subject to surrender charges and increases in the average surrender charge assessed.  Withdrawals from annuity and single premium universal life policies subject to surrender charges were $88.5 million and $76.4 million for the three months ended June 30, 2009 and 2008, respectively, and $181.7 million and $152.3 million for the six months ended June 30, 2009 and 2008, respectively.  The average surrender charge collected on withdrawals subject to a surrender charge was 17.2% for the second quarter of 2009 and 16.6% for the six months ended June 30, 2009 compared to 15.3% and 15.5% for same periods in 2008.

Net investment income increased 12% to $226.8 million in the second quarter of 2009, and 15% to $447.5 million for the six months ended June 30, 2009 compared to $202.1 million and $397.6 million for the same periods in 2008.  These increases were principally attributable to the growth in our annuity business and corresponding increases in our invested assets and the average yield earned on investments.  Average invested assets excluding derivative instruments (on an amortized cost basis) increased 11% to $14.3 billion for the six months ended June 30, 2009 compared to $12.9 billion for the six months ended June 30, 2008, while the average yield earned on average invested assets was 6.29% for the six months ended June 30, 2009 compared to 6.17% for the same period in 2008.  The increase in the yield earned on average invested assets was attributable to higher yields on investments purchased throughout 2008 and during the six months ended June 30, 2009.

Change in fair value of derivatives (principally call options purchased to fund annual index credits on index annuities) is affected by the performance of the indices upon which our options are based and the aggregate cost of options purchased.  The components of change in fair value of derivatives are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Call options:
Loss on option expiration	$(73,145)	$(74,700)	$(132,064)	$(121,203)
Change in unrealized loss	103,316	625	118,962	(109,186)
Interest rate swaps	323	762	(227)	(289)
	$30,494	$(73,313)	$(13,329)	$(230,678)

The differences between the change in fair value of derivatives between years are primarily due to the performance of the indices upon which our call options are based.  A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices.  The range of index appreciation for options expiring during the three months and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
S&P 500 Index
Point-to-point strategy	0.0% - 0.0%	0.0% - 0.0%	0.0% - 0.0%	0.0% - 2.6%
Monthly average strategy	0.0% - 0.0%	0.0% - 1.7%	0.0% - 0.0%	0.0% - 6.4%
Monthly point-to-point strategy	0.0% - 0.0%	0.0% - 0.0%	0.0% - 0.0%	0.0% - 0.0%
Lehman Brothers U.S. Aggregate and U.S. Treasury indices	2.7% - 5.1%	4.5% - 12.6%	1.6% - 5.1%	4.5% - 12.6%

Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the index annuity policies (caps, participation rates and asset fees) which allow us to manage the cost of the options purchased to fund the annual index credits.  The change in fair value of derivatives is also influenced by the aggregate cost of options purchased.  The aggregate cost of options has increased primarily due to an increased amount of index annuities in force.  The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing.  Costs for options purchased during the six months ended June 30, 2009 decreased compared to the same period in 2008 due to adjustments to caps, participation rates and asset fees.  See Critical Accounting Policies - Derivative Instruments - Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2008.

We have unsecured counterparty exposure in connection with options purchased from affiliates of Lehman Brothers (“Lehman”) which declared bankruptcy during the third quarter of 2008. We estimate our maximum exposure to the Lehman bankruptcy is $4.9 million at June 30, 2009.  As of June 30, 2009, no fair value has been recorded for the unexpired options we own that were purchased from Lehman after taking into consideration counterparty risk.  The amount of loss that we will realize upon expiration of these options will depend on the performance of the underlying indices upon which the options are based, the amount of related index credits we will make to policyholders and the amount, if any, that we will recover from Lehman through our claim in bankruptcy proceedings.  The amount of option proceeds due on expired options purchased from Lehman that we did not receive payment on was $6.5 million for the second quarter of 2009 and $9.4 million for the six months ended June 30, 2009.

Net realized gains on investments, excluding OTTI losses include gains and losses on the sale of securities and impairment losses on mortgage loans on real estate and fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investments.  The components of net realized gains on investments for the three months and six months ended June 30, 2009 and 2008 are set forth in the table that follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$5,317	$200	$6,127	$1,143
Gross realized losses	—	—	(53)	(113)
	5,317	200	6,074	1,030
Equity securities:
Gross realized gains	—	55	3	55
	—	55	3	55
Mortgage loans on real estate:
Impairment losses	(1,000)	—	(1,000)	—
	$4,317	$255	$5,077	$1,085

Net OTTI losses recognized in operations decreased 81% to $5.6 million in the second quarter of 2009 and 43% to $19.1 million for the six months ended June 30, 2009 compared to $30.3 million and $33.5 million for the same periods in 2008.  As discussed previously, we adopted FSP FAS 115-2 effective January 1, 2009.  FSP FAS 115-2 requires that other than temporary impairments on debt securities be allocated between the credit related and noncredit related components with the credit loss portion included in operations and the noncredit portion included as a component of comprehensive income.  See Financial Condition - Investments for additional discussion of write downs of the fair value of securities for other than temporary impairments.

Gain (loss) on extinguishment of debt includes a $3.1 million gain on an exchange of five million shares of our common stock for $37.2 million of our 5.25% contingent convertible senior notes in May 2009. The fair value of our common stock exchanged totaled $31.3 million and the notes extinguished carried unamortized debt issue costs and debt discount totaling $2.8 million.  We used $11.0 million in cash to extinguish $12.0 million of our 5.25% contingent convertible senior notes that carried unamortized debt issue costs and debt discount totaling $1.2 million during the three months ended June 30, 2008.  We used $30.8 million in cash, of which $0.4 million was assigned to reacquire the equity component of the debt, to extinguish $32.4 million of our 5.25% contingent convertible senior notes that carried unamortized debt discount and debt issue costs totaling $3.3 million during the six months ended June 30, 2008.  The 2008 transactions resulted in losses on extinguishment of debt of $0.2 million and $1.3 million for the three months and six months ended June 30, 2008.

Interest sensitive and index product benefits increased 45% to $72.0 million in the second quarter of 2009, and 27% to $131.7 million for the six months ended June 30, 2009 compared to $49.5 million and $103.6 for the same periods in 2008.  The components of interest credited to account balances are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Index credits on index policies	$10,155	$7,807	$17,519	$24,217
Interest credited (including changes in minimum guaranteed interest for index annuities)	60,498	41,662	112,897	79,428
Living income benefit rider	1,324	—	1,324	—
	$71,977	$49,469	$131,740	$103,645

The changes in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options.  Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $2.7 million and $5.0 million for the three months and six months ended June 30, 2009, respectively, compared to $7.4 million and $21.2 million for the same periods in 2008.  The increase in interest credited was due to an increase in the average amount of annuity liabilities outstanding receiving a fixed rate of interest and an increase in minimum guaranteed interest for index annuities.  The increase in minimum guaranteed interest for index annuities is directly attributable to the weak equity market performance during prior periods which resulted in smaller index credits.  The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 13% during the six months ended June 30, 2009 to $14.8 billion from $13.1 billion during the same period in 2008.

Amortization of deferred sales inducements increased to $12.2 million in the second quarter of 2009 and decreased 6% to $25.9 million for the six months ended June 30, 2009 compared to $(4.5) million and $27.4 million for the same periods in 2008.  The 2008 periods include the impact of unlocking discussed above.  In general, amortization of deferred sales inducements has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products.  Bonus products represented 94% and 92% of our total annuity deposits during the six months ended June 30, 2009 and 2008, respectively.  The anticipated increase in amortization from these factors has been affected by amortization associated with the application of SFAS 133 to our index annuity business and amortization associated with net realized gains on investments and net OTTI losses recognized in operations.

The application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts.  The change in fair value of the embedded derivatives will not correspond to the change in fair value of derivatives (purchased call options) because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceed ten years.  The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business decreased amortization by $5.4 million in the three months and six months ended June 30, 2009 compared to a decrease of $8.3 million and an increase of $13.3 million for the same periods in 2008.  The gross profit adjustments from realized gains on investments and net OTTI losses recognized in operations decreased amortization by $0.4 million in the second quarter of 2009 and $3.8 million for the six months ended June 30, 2009 compared to decreases of $6.1 million and $6.3 million for the same periods in 2008.  Excluding the amortization amounts attributable to the application of SFAS 133 and net realized gains on investments and net OTTI losses recognized in operations, amortization would have been $18.0 million and $35.1 million for the three months and six months ended June 30, 2009, respectively, compared to $9.9 million and $20.5 million for the same periods in 2008.  See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Change in fair value of embedded derivatives was an increase of $140.7 million in the second quarter of 2009 and an increase of $154.9 million for the six months ended June 30, 2009 compared to an increase of $17.7 million and a decrease of $200.9 million for the same periods in 2008.  These changes resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund these index credits discussed above in change in fair value of derivatives; (ii) changes in discount rates used in estimating our liability for policy growth; (iii) changes in estimates of expected costs of annual call options that will be purchased in the future to fund index credits beyond the next policy anniversary; and (iv) the growth in the host component of the policy liability.  See Critical Accounting Policies - Derivative Instruments - Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2008.  The primary reasons for the significant decrease in the fair value of the embedded derivatives for the six months ended June 30, 2008 were increases in the discount rates used in estimating our liability for policy growth and a decrease in our estimate of the expected future cost of annual call options.  The increase in the discount rates to reflect our non performance risk upon the adoption of SFAS 157 on January 1, 2008 as discussed above decreased the fair value of embedded derivatives by $150.6 million and the decrease in the estimate of future option costs decreased the fair value of the embedded derivatives for 2008 by $51.6 million.

Interest expense on notes payable decreased 27% to $3.6 million in the second quarter of 2009 and 22% to $7.9 million for the six months ended June 30, 2009 compared to $5.0 million and $10.1 million for the same periods in 2008.  These decreases were primarily attributable to the retirement of $78.1 million principal amount of our 5.25% contingent convertible senior notes during 2008 and extinguishment of $37.2 million principal amount of our 5.25% contingent convertible senior notes through the exchange of five million shares of our common stock in the second quarter of 2009.  This decrease in interest expense on notes payable was offset in part by interest on borrowings under our revolving line of credit, which had a weighted average interest rate of 2.12% and 4.25% for the six months ended June 30, 2009 and 2008, respectively.  The average borrowings outstanding under the line of credit were $88.5 million and $14.8 million for the six months ended June 30, 2009 and 2008, respectively.

Interest expense on subordinated debentures decreased 13% to $4.0 million in the second quarter of 2009 and 17% to $8.2 million for the six months ended June 30, 2009 compared to $4.6 million and $9.9 million for the same periods in 2008.  These decreases were primarily due to decreases in the weighted average interest rates on the outstanding subordinated debentures which were 6.06% and 7.29% for the six months ended June 30, 2009 and 2008, respectively.  The weighted average interest rates have decreased because $149.0 million principal amount of the subordinated debentures have a floating rate of interest based upon the three month London Interbank Offered Rate.  See Financial Condition - Liabilities in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Interest expense on amounts due under repurchase agreements decreased 100% to a de minimus amount in the second quarter of 2009 and 95% to $0.2 million for the six months ended June 30, 2009 compared to $2.0 million and $5.0 million for the same periods in 2008.  These decreases were principally due to decreases in the borrowings outstanding and decreases in the weighted average interest rates on amounts borrowed.  Weighted average interest rates were 0.32% for the second quarter of 2009 and 0.47% for the six months ended June 30, 2009 compared to 2.36% and 2.81% for the same periods in 2008, and average borrowings outstanding were $2.0 million for the second quarter of 2009 and $104.2 million for the six months ended June 30, 2009 compared to $343.9 million and $359.0 million for the same periods in 2008.

Amortization of deferred policy acquisition costs decreased 29% to $13.3 million in the second quarter of 2009, and 52% to $47.9 million for the six months ended June 30, 2009 compared to $18.6 million and $99.3 million for the same periods in 2008.  The 2008 periods include the impact of unlocking discussed above.  In general, amortization of deferred policy acquisition costs has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products.  The anticipated increase in amortization from these factors has been affected by amortization associated with the application of SFAS 133 to our index annuity business and amortization associated with net realized gains on investments and net OTTI losses recognized in operations.

As discussed above, the application of SFAS 133 to our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts.  The gross profit adjustments resulting from the application of SFAS 133 to our index annuity business decreased amortization by $25.3 million in the second quarter of 2009 and $24.4 million for the six months ended June 30, 2009 compared to a decrease of $7.6 million and an increase of $44.1 million for the same periods in 2008.  The gross profit adjustments from net realized gains on investments and net OTTI losses recognized in operations decreased amortization by $0.6 million in the second quarter of 2009 and $5.4 million for the six months ended June 30, 2009 compared to decreases of $10.1 million and $10.8 million for the same periods in 2008.  Excluding the amortization amounts attributable to the application of SFAS 133 and net realized gains on investments and net OTTI losses recognized in operations, amortization would have been $39.2 million and $77.7 million for the three months and six months ended June 30, 2009, respectively, compared to $36.4 million and $65.9 million for the same periods in 2008.

Other operating costs and expenses increased 35% to $16.9 million in the second quarter of 2009 and 25% to $31.3 million for the six months ended June 30, 2009 compared to $12.6 million and $25.0 million for the same periods in 2008.  These increases were principally attributable to increases in salaries and benefits of $2.3 million for the second quarter of 2009 and $2.8 million for the six months ended June 30, 2009, increases in risk charges on reinsurance of $0.8 million for the second quarter of 2009 and $2.0 million for the six months ended June 30, 2009 and increases in legal costs of $1.0 million for the second quarter of 2009 and $0.4 million for the six months ended June 30, 2009.  The increases in salaries and benefits were primarily due to the recording of post employment benefit expense of $1.2 million during the second quarter of 2009 related to a post employment benefit agreement with our Chairman, David J. Noble which was approved by our board of directors on June 4, 2009 and an increase in the number of employees due to the growth in our business.  The increases in risk charges on reinsurance were due to a reinsurance treaty entered into on December 31, 2008 and the expansion of the inforce business covered under an existing reinsurance treaty during the second quarter of 2009. The increases in legal expense were primarily due to costs related to the SEC’s investigation into the acquisition of American Equity Investment Service Company and legal costs related to the filing of a registered fixed index annuity with the SEC by our life subsidiary, Eagle Life Insurance Company.

Income tax expense increased 179% to $4.9 million in the second quarter of 2009 and decreased 51% to $13.4 million for the six months ended June 30, 2009 compared to $1.7 million and $27.1 million for the same periods in 2008.  These changes were primarily due to changes in income before income taxes. The effective tax rate was 35.1% for the second quarter of 2009 and 27.4% for the six months ended June 30, 2009 compared to 32.4% and 34.4% for the same periods in 2008. The effective tax rate for the six months ended June 30, 2009 was less than the applicable statutory federal income tax rate of 35% primarily due to a decrease in the deferred tax valuation allowance established in 2008 related to capital loss carryforwards and other than temporary impairments which decreased income tax expense in the first quarter of 2009 by $3.6 million.  This decrease was primarily due to an increase in anticipated future taxable income from capital gain sources, offset in part by a smaller increase in the amount of other than temporary impairments that create the deferred income tax asset for which a valuation allowance is necessary.  The effective tax rates for the 2008 periods were less than the applicable statutory federal income tax rate of 35% primarily due to state income tax benefits attributable to losses in the non-life subgroup.

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

The composition of our investment portfolio is summarized in the table below:

	June 30, 2009		December 31, 2008
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$3,129	—	$22,050	0.2%
United States Government sponsored agencies	5,423,334	38.0%	6,633,481	52.1%
U.S. states, territories and political subdivisions	187,262	1.3%	—	—
Corporate securities	3,435,755	24.1%	1,764,390	13.9%
Mortgage and asset backed securities	2,580,030	18.1%	1,813,274	14.3%
Total fixed maturity securities	11,629,510	81.5%	10,233,195	80.5%
Equity securities	93,492	0.7%	99,552	0.8%
Mortgage loans on real estate	2,374,028	16.7%	2,329,824	18.3%
Derivative instruments	159,439	1.1%	56,588	0.4%
Other investments	3,700	—	446	—
	$14,260,169	100.0%	$12,719,605	100.0%

During the six months ended June 30, 2009 and 2008, we received $3.2 billion and $1.3 billion, respectively, in net redemption proceeds related to calls of our callable United States Government sponsored agency securities, of which $1.5 billion and $0.8 billion, respectively, were classified as held for investment.  We reinvested the proceeds from these redemptions primarily in United States Government sponsored agency securities, corporate fixed maturity securities and mortgage-backed securities classified as available for sale.  At June 30, 2009, 49% of our fixed income securities have call features and 8% were subject to call redemption.  Another 23% will become subject to call redemption through December 31, 2009.

A summary of our mortgage and asset backed portfolios by collateral type split between investment grade and non-investment grade based upon National Association of Insurance Commissioners (“NAIC”) designation is as follows:

	June 30, 2009			December 31, 2008
	Amortized Cost	Fair Value	Percent of Fixed Maturity Securities	Amortized Cost	Fair Value	Percent of Fixed Maturity Securities
	(Dollars in thousands)			(Dollars in thousands)
Investment grade
Government agency	$71,048	$74,982	0.6%	$72,959	$74,923	0.7%
Prime	1,635,504	1,522,676	13.1%	1,382,684	1,198,272	11.7%
Alt-A	203,464	149,461	1.3%	357,059	280,182	2.7%
Non-mortgage	14,471	13,116	0.1%	16,841	15,764	0.2%
	1,924,487	1,760,235	15.1%	1,829,543	1,569,141	15.3%
Below investment grade:
Prime	719,728	568,838	4.9%	80,464	65,708	0.6%
Alt-A	358,211	250,957	2.2%	185,849	178,425	1.7%
	1,077,939	819,795	7.1%	266,313	244,133	2.3%
	$3,002,426	$2,580,030	22.2%	$2,095,856	$1,813,274	17.6%

The table below presents our fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations.

		June 30, 2009		December 31, 2008
NAIC Designation	Rating Agency	Carrying Amount	Percent	Carrying Amount	Percent
		(Dollars in thousands)
1	Aaa/Aa/A	$8,425,476	72.5%	$8,510,772	83.2%
2	Baa	2,099,300	18.1%	1,292,303	12.6%
Total investment grade		10,524,776	90.6%	9,803,075	95.8%
3	Ba	459,289	3.9%	225,594	2.2%
4	B	284,851	2.4%	135,989	1.3%
5	Caa and lower	293,948	2.5%	31,375	0.3%
6	In or near default	66,646	0.6%	37,162	0.4%
Total below investment grade		1,104,734	9.4%	430,120	4.2%
		$11,629,510	100.0%	$10,233,195	100.0%

We have experienced credit deterioration in our fixed maturity portfolio which primarily occurred during the first six months of 2009 and the fourth quarter of 2008 on mortgage-backed securities and financial sector securities due to the global financial crisis.

The amortized cost and estimated fair value of fixed maturity securities by contractual maturity are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of our mortgage and asset backed securities provide for periodic payments throughout their lives and are shown below as a separate line.

	Available-for-sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
June 30, 2009
Due after one year through five years	$421,249	$415,627	$—	$—
Due after five years through ten years	1,362,394	1,388,357	—	—
Due after ten years through twenty years	1,605,266	1,577,355	705,000	703,804
Due after twenty years	3,681,336	3,524,738	1,438,403	1,406,592
	7,070,245	6,906,077	2,143,403	2,110,396
Mortgage and asset backed securities	3,002,426	2,580,030	—	—
	$10,072,671	$9,486,107	$2,143,403	$2,110,396

December 31, 2008
Due after one year through five years	$313,611	$282,869	$—	$—
Due after five years through ten years	797,903	728,597	—	—
Due after ten years through twenty years	2,259,873	2,211,963	805,170	801,384
Due after twenty years	1,692,043	1,592,343	2,798,979	2,786,730
	5,063,430	4,815,772	3,604,149	3,588,114
Mortgage and asset backed securities	2,095,856	1,813,274	—	—
	$7,159,286	$6,629,046	$3,604,149	$3,588,114

At June 30, 2009 and December 31, 2008, the amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2009
Fixed maturity securities, available for sale:
United States Government sponsored agencies	23	$2,426,973	$(111,295)	$2,315,678
U.S. states, territories and political subdivisions	11	71,814	(750)	71,064
Corporate securities:
Finance, insurance and real estate	75	497,339	(87,395)	409,944
Manufacturing, construction and mining	48	367,044	(34,152)	332,892
Utilities and related sectors	43	306,080	(28,908)	277,172
Wholesale/retail trade	24	133,619	(13,578)	120,041
Services, media and other	31	179,334	(16,808)	162,526
Mortgage and asset backed securities	154	2,640,049	(435,649)	2,204,400
	409	$6,622,252	$(728,535)	$5,893,717

Fixed maturity securities, held for investment:
United States Government sponsored agencies	15	$1,262,403	$(10,903)	$1,251,500
Corporate security:
Finance, insurance and real estate	1	75,584	(25,066)	50,518
	16	$1,337,987	$(35,969)	$1,302,018

Equity securities, available for sale:
Finance, insurance and real estate	21	$67,641	$(20,569)	$47,072

December 31, 2008
Fixed maturity securities, available for sale:
United States Government full faith and credit	1	$18,774	$(129)	$18,645
United States Government sponsored agencies	9	360,533	(1,133)	359,400
Corporate securities:
Finance, insurance and real estate	67	442,613	(91,239)	351,374
Manufacturing, construction and mining	57	425,573	(65,567)	360,006
Utilities and related sectors	61	363,406	(55,123)	308,283
Wholesale/retail trade	26	158,118	(26,237)	131,881
Services, media and other	41	238,173	(39,212)	198,961
Mortgage and asset backed securities	101	1,704,052	(288,637)	1,415,415
	363	$3,711,242	$(567,277)	$3,143,965

Fixed maturity securities, held for investment:
United States Government sponsored agencies	4	$365,000	$(4,984)	$360,016
Corporate security:
Finance, insurance and real estate	1	75,521	(17,472)	58,049
	5	$440,521	$(22,456)	$418,065
Equity securities, available for sale:
Finance, insurance and real estate	26	$76,429	$(25,978)	$50,451

Unrealized losses increased $169.4 million from $615.7 million at December 31, 2008 to $785.1 million at June 30, 2009. $83.9 million of this increase is due to the cumulative adjustment to reclassify the noncredit portion of other than temporary impairments recognized at December 31, 2008 to unrealized losses in accumulated other comprehensive loss. $58.4 million of the increase is due to noncredit other than temporary impairments occurring during the six months ended June 30, 2009.  Most of the remaining increase was due to credit rating downgrades and other market conditions that further depressed some of our long-term fixed maturity securities.

The following table sets forth the composition by credit quality (NAIC designation and the equivalent ratings of a nationally recognized securities rating organization) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Rating Agency	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
June 30, 2009
1	Aaa/Aa/A	$5,163,411	71.4%	$(263,235)	34.4%
2	Baa	1,025,820	14.2%	(160,657)	21.0%
Total investment grade		6,189,231	85.6%	(423,892)	55.4%
3	Ba	417,433	5.8%	(115,851)	15.2%
4	B	264,935	3.6%	(83,069)	10.9%
5	Caa and lower	293,948	4.1%	(111,161)	14.5%
6	In or near default	66,157	0.9%	(30,531)	4.0%
Total below investment grade		1,042,473	14.4%	(340,612)	44.6%
		$7,231,704	100.0%	$(764,504)	100.0%

December 31, 2008
1	Aaa/Aa/A	$2,235,159	62.3%	$(289,300)	49.1%
2	Baa	1,110,279	31.0%	(223,225)	37.9%
Total investment grade		3,345,438	93.3%	(512,525)	86.9%
3	Ba	224,003	6.2%	(68,397)	11.6%
4	B	7,953	0.2%	(4,765)	0.8%
5	Caa and lower	5,472	0.2%	(4,016)	0.7%
6	In or near default	1,620	0.0%	(30)	0.0%
Total below investment grade		239,048	6.7%	(77,208)	13.1%
		$3,584,486	100.0%	$(589,733)	100.0%

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 446 and 394 securities, respectively) have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2009
Fixed maturity securities:
Available for sale:
United States Government sponsored agencies	$2,315,678	$(111,295)	$—	$—	$2,315,678	$(111,295)
U.S. states, territories and political subdivisions	71,064	(750)	—	—	71,064	(750)
Corporate securities:
Finance, insurance and real estate	110,806	(17,271)	299,138	(70,124)	409,944	(87,395)
Manufacturing, construction and mining	139,971	(9,601)	192,921	(24,551)	332,892	(34,152)
Utilities and related sectors	118,630	(7,277)	158,542	(21,631)	277,172	(28,908)
Wholesale/retail trade	86,136	(6,666)	33,905	(6,912)	120,041	(13,578)
Services, media and other	40,363	(2,094)	122,163	(14,714)	162,526	(16,808)
Mortgage and asset backed securities	1,251,494	(108,874)	952,906	(326,775)	2,204,400	(435,649)
	$4,134,142	$(263,828)	$1,759,575	$(464,707)	$5,893,717	$(728,535)
Held for investment:
United States Government sponsored agencies	$954,344	$(8,059)	$297,156	$(2,844)	$1,251,500	$(10,903)
Corporate security:
Finance, insurance and real estate	—	—	50,518	(25,066)	50,518	(25,066)
	$954,344	$(8,059)	$347,674	$(27,910)	$1,302,018	$(35,969)

Equity securities, available for sale:
Finance, insurance and real estate	$20,312	$(12,329)	$26,760	$(8,240)	$47,072	$(20,569)

December 31, 2008
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$—	$—	$18,645	$(129)	$18,645	$(129)
United States Government sponsored agencies	60,475	(57)	298,925	(1,076)	359,400	(1,133)
Corporate securities:
Finance, insurance and real estate	205,148	(44,478)	146,226	(46,761)	351,374	(91,239)
Manufacturing, construction and mining	294,428	(37,589)	65,578	(27,978)	360,006	(65,567)
Utilities and related sectors	192,110	(22,816)	116,173	(32,307)	308,283	(55,123)
Wholesale/retail trade	120,056	(16,557)	11,825	(9,680)	131,881	(26,237)
Services, media and other	119,297	(22,425)	79,664	(16,787)	198,961	(39,212)
Mortgage and asset backed securities	1,117,973	(221,480)	297,442	(67,157)	1,415,415	(288,637)
	$2,109,487	$(365,402)	$1,034,478	$(201,875)	$3,143,965	$(567,277)
Held for investment:
United States Government sponsored agencies	$—	$—	$360,016	$(4,984)	$360,016	$(4,984)
Corporate security:
Finance, insurance and real estate	—	—	58,049	(17,472)	58,049	(17,472)
	$—	$—	$418,065	$(22,456)	$418,065	$(22,456)

Equity securities, available for sale:
Finance, insurance and real estate	$30,093	$(14,360)	$20,358	$(11,618)	$50,451	$(25,978)

The following is a description of the factors causing the unrealized losses by investment category as of June 30, 2009:

United States Government sponsored agencies and U.S. states, territories and political subdivisions: These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates.  During the last six months spreads on agency securities have improved; however, long term interest rates have risen by a greater amount.  These securities carry yields less than those available at June 30, 2009 as the result of these rising interest rates.

Corporate securities:  The unrealized losses in these securities are due to both the recent rise in interest rates as well as the continuation in wider than historic credit spreads on corporate securities.  While credit spreads have improved on a recovering economy, the rise in interest rates during the last six months have caused many of the securities purchased late last year and early in 2009 to carry yields less than those available at June 30, 2009.

Mortgage and asset backed securities: At June 30, 2009, we had no exposure to subprime mortgage-backed securities.  All of our mortgage-backed securities are pools of residential mortgage loans.   Substantially all of the securities that we own are in the most senior tranche of the pool in which they are structured and are not subordinated to any other tranche. Our “Alt-A” mortgage-backed securities are comprised of 36 securities with a total amortized cost basis of $561.7 million and a fair value of $400.4 million.  Fair values of residential mortgage-backed securities have continued at prices significantly less than amortized cost as spreads in this sector have not improved like other sectors of the fixed income market.  With the uncertainty of future foreclosures and high delinquencies on residential mortgages, these security prices will likely remain below our cost basis until the housing market conditions improve.

Equity securities: The unrealized loss on equity securities, which includes exposure to REITS, investment banks and finance companies, is related both to the decline in the equity market over the last 12 months and specific securities that have experienced additional constraints as a result of the slow down in the economy.

Where the decline in fair value of debt securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening, and we anticipate recovery of all contractual or expected cash flows, we do not consider these investments to be other than temporarily impaired because we do not intend to sell these securities and it is more likely than not that we will not have to sell the securities before recovery of their amortized cost.  Where there is a decline in the fair value of equity securities, other than temporary impairment is not recognized when we anticipate a recovery of cost within a reasonable period of time.

At June 30, 2009 and December 31, 2008, the amortized cost and fair value of fixed maturity securities and equity securities in an unrealized loss position and the number of months in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
June 30, 2009
Fixed maturity securities:
Investment grade:
Less than six months	125	$4,248,637	$4,118,332	$(130,305)
Six months or more and less than twelve months	50	710,663	645,397	(65,266)
Twelve months or greater	146	1,642,919	1,414,600	(228,319)
Total investment grade	321	6,602,219	6,178,329	(423,890)
Below investment grade:
Less than six months	15	120,020	91,160	(28,860)
Six months or more and less than twelve months	17	281,051	233,596	(47,455)
Twelve months or greater	72	956,949	692,650	(264,299)
Total below investment grade	104	1,358,020	1,017,406	(340,614)
Equity securities:
Less than six months	3	3,108	2,647	(461)
Six months or more and less than twelve months	6	29,533	17,665	(11,868)
Twelve months or greater	12	35,000	26,760	(8,240)
Total equity securities	21	67,641	47,072	(20,569)
	446	$8,027,880	$7,242,807	$(785,073)
December 31, 2008
Fixed maturity securities
Investment grade:
Less than six months	101	$923,551	$856,068	$(67,483)
Six months or more and less than twelve months	135	1,397,316	1,132,870	(264,446)
Twelve months or greater	104	1,532,112	1,351,515	(180,597)
Total investment grade	340	3,852,979	3,340,453	(512,526)
Below investment grade:
Less than six months	4	27,862	23,378	(4,484)
Six months or more and less than twelve months	13	126,163	97,172	(28,991)
Twelve months or greater	11	144,759	101,027	(43,732)
Total below investment grade	28	298,784	221,577	(77,207)
Equity securities:
Less than six months	10	23,454	17,635	(5,819)
Six months or more and less than twelve months	8	21,000	12,459	(8,541)
Twelve months or greater	8	31,975	20,357	(11,618)
Total equity securities	26	76,429	50,451	(25,978)
	394	$4,228,192	$3,612,481	$(615,711)

At June 30, 2009 and December 31, 2008, the amortized cost and estimated fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) and equity securities that had unrealized losses greater than 20% and the number of months in an unrealized loss position greater than 20% were as follows:

	Number of Securities	Amortized Cost	Carrying Value	Gross Unrealized Losses
	(Dollars in thousands)
June 30, 2009
Investment grade:
Less than six months	34	$369,163	$276,295	$(92,868)
Six months or more and less than twelve months	16	100,559	72,129	(28,430)
Twelve months or greater	—	—	—	—
Total investment grade	50	469,722	348,424	(121,298)
Below investment grade:
Less than six months	38	563,702	402,804	(160,898)
Six months or more and less than twelve months	44	488,194	332,430	(155,764)
Twelve months or greater	—	—	—	—
Total below investment grade	82	1,051,896	735,234	(316,662)
Equity securities:
Less than six months	4	20,838	10,045	(10,793)
Six months or more and less than twelve months	9	28,000	20,936	(7,064)
Twelve months or greater	—	—	—	—
Total equity securities	13	48,838	30,981	(17,857)
	145	$1,570,456	$1,114,639	$(455,817)
December 31, 2008
Investment grade:
Less than six months	98	$840,309	$614,000	$(226,309)
Six months or more and less than twelve months	18	99,216	65,679	(33,537)
Twelve months or greater	—	—	—	0
Total investment grade	116	939,525	679,679	(259,846)
Below investment grade:
Less than six months	17	152,936	104,729	(48,207)
Six months or more and less than twelve months	2	10,497	4,159	(6,338)
Twelve months or greater	—	—	—	0
Total below investment grade	19	163,433	108,888	(54,545)
Equity securities:
Less than six months	17	44,321	27,562	(16,759)
Six months or more and less than twelve months	3	8,000	4,642	(3,358)
Twelve months or greater	—	—	—	0
Total equity securities	20	52,321	32,204	(20,117)
	155	$1,155,279	$820,771	$(334,508)

The amortized cost and fair value of fixed maturity securities at June 30, 2009 and December 31, 2008, by contractual maturity, that were in an unrealized loss position are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of our mortgage and asset backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available-for-sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
June 30, 2009
Due after one year through five years	$173,830	$154,830	$—	$—
Due after five years through ten years	396,890	364,086	—	—
Due after ten years through twenty years	603,383	560,067	365,000	362,051
Due after twenty years	2,808,100	2,610,334	972,987	939,967
	3,982,203	3,689,317	1,337,987	1,302,018
Mortgage and asset backed securities	2,640,049	2,204,400	—	—
	$6,622,252	$5,893,717	$1,337,987	$1,302,018
December 31, 2008
Due after one year through five years	$270,261	$237,628	$—	$—
Due after five years through ten years	616,498	540,629	—	—
Due after ten years through twenty years	559,594	501,542	365,000	360,016
Due after twenty years	560,837	448,751	75,521	58,049
	2,007,190	1,728,550	440,521	418,065
Mortgage and asset backed securities	1,704,052	1,415,415	—	—
	$3,711,242	$3,143,965	$440,521	$418,065

At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment.  We include these securities on a list which is referred to as our watch list.  We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a market recovery is realized.  At June 30, 2009, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
	(Dollars in thousands)
Investment grade
Corporate bonds:
Finance	3	$25,920	$(5,351)	$20,569	14 - 48	5 - 13
Insurance	2	9,545	(2,864)	6,681	25 - 28	10 - 13
Telecommunications and Media	2	9,433	(2,495)	6,938	31 - 63	13 - 14
Preferred stocks:
Finance	19	67,169	(15,170)	51,999	10 - 73	0 - 16
Insurance	3	11,500	(2,388)	9,112	11 - 63	0 - 14
Real estate	5	13,000	(2,674)	10,326	20 - 53	0 - 13
	34	136,567	(30,942)	105,625
Below investment grade
Corporate bonds:
Finance	9	63,237	(15,664)	47,573	0 - 40	0 - 17
Insurance	2	13,908	(4,844)	9,064	1	0
Retail	1	10,493	(3,443)	7,050	49	17
Consumer Staple	1	9,346	(2,244)	7,102	37	7
Home Building and Construction Products	3	17,521	(2,935)	14,586	0 - 46	0
Mining	1	7,247	(1,799)	5,448	26	9
Mortgage-backed securities	24	359,198	(96,799)	262,399	7 - 27	0 - 8
Preferred stocks:
Finance	8	31,011	(7,741)	23,270	1 - 46	1 - 13
Insurance	2	3,809	(1,944)	1,865	0 - 8	0
	51	515,770	(137,413)	378,357
	85	$652,337	$(168,355)	$483,982

Our analysis of these securities that we have determined are temporarily impaired and their credit performance at June 30, 2009 is as follows:

Finance and Insurance: The decline in value of these corporate bonds and preferred stocks is due to the dramatic widening in credit spreads as the result of diminished liquidity, mortgage related issues and instability in the financial credit markets related to the on going financial crisis and the concerns over the global recession despite government action to calm the markets.  Although these issuers have had their financial position and profitability weakened by the credit and liquidity crisis, we have determined that these securities were not other than temporarily impaired due to our evaluation of the operating performance and the credit worthiness of each individual issuer.

Telecommunication and Media: The decline in fair value of these preferred stocks is related to ineffective accounting controls and decreasing advertising revenue.  We have determined that these securities were not other than temporarily impaired due to the strong fundamentals exhibited by each company which should allow for the recovery to amortized cost for these securities.

Retail: We own a bond issued by a U.S. retail company.  The decline in value of this bond relates to a recent debt-financed share repurchase combined with a weakening economy which has led to a decrease in sales.  We have determined that this security was not other than temporarily impaired due to the issuer’s very strong market position and a consistent history of strong operating performance.

Consumer Staple: The decline in value of this bond was due to a reduction in the company’s capital position during 2007 due to non-recurring write-offs related to the refinancing of debt and the correction of improper accounting practices.  We have determined that this security was not other than temporarily impaired due to the issuer’s strong operating performance, decreased outstanding debt through the sale of assets and improved access to liquidity through new credit facilities.

Home Building and Construction Products: These bonds have been affected by the deterioration in demand for new homes, decreases in new and existing home prices, mortgage credit availability and excessive housing inventory.  We have determined that these securities were not other than temporarily impaired based upon each issuer’s cash position and access to liquidity through existing credit facilities which will allow them to operate effectively through these economic conditions.

Mining: The decline in fair value of this bond is related to increased debt levels during 2008 due to several acquisitions during the year combined with lower coal prices due to lower global demand.  We have determined that this security was not other than temporarily impaired due to implemented work force reductions, capital expenditure reductions and elimination of its dividend to reduce its debt level.

Mortgage-backed securities: The decline in fair value of these mortgage-backed securities is due to imbalances in supply and demand for mortgage-backed securities, increased foreclosures and bankruptcies and projections of potential future losses.  We have determined that these securities were not other than temporarily impaired due to our analysis of future cash flows.

Real Estate: The decline in value of these preferred stocks is the result of uncertainties in the real estate industry and credit markets due to the financial crisis rather than deterioration in the operations of these companies.  We have determined that these securities were not other than temporarily impaired due to each of the issuer’s strong liquidity position and business fundamentals which will allow them to operate and recover from the current economic cycle.

The securities on the watch list are current with respect to payments of principal and interest.  We do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost and, as such, there were no other than temporary impairments on these securities at June 30, 2009.

We recognized other than temporary impairments as follows:

	Three Months Ended June 30, 2009				Three Months Ended June 30, 2008
General Description	Number of Securities	Other Than Temporary Impairments	Portion Recognized in Comprehensive Loss	Net Impairment Losses Recognized in Operations	Number of Securities	Other Than Temporary Impairments
	(Dollars in thousands)
Corporate bonds:
Insurance	1	$(336)	$48	$(288)	1	$(5,851)
Home building	—	—	—	—	3	(3,501)
Finance	1	(3,867)	—	(3,867)	2	(5,096)
Mortgage-backed securities	8	(17,539)	16,218	(1,321)	—	—
Common & preferred stocks:
Finance	1	(319)	152	(167)	4	(2,828)
Insurance	—	—	—	—	3	(3,947)
Real estate	—	—	—	—	6	(9,051)
	11	$(22,061)	$16,418	$(5,643)	19	$(30,274)

	Six Months Ended June 30, 2009				Six Months Ended June 30, 2008
General Description	Number of Securities	Other Than Temporary Impairments	Portion Recognized in Comprehensive Loss	Net Impairment Losses Recognized in Operations	Number of Securities	Other Than Temporary Impairments
	(Dollars in thousands)
United States Government full faith and credit	1	$(245)	$—	$(245)	—	$—
Corporate bonds:
Insurance	1	(336)	48	(288)	1	(5,851)
Home building	2	(420)	(118)	(538)	3	(3,501)
Finance	1	(3,867)	—	(3,867)	2	(5,096)
Mortgage-backed securities	17	(61,742)	58,174	(3,568)	2	(3,249)
Common & preferred stocks:
Finance	7	(9,012)	735	(8,277)	4	(2,828)
Insurance	1	(430)	(468)	(898)	3	(3,947)
Real estate	2	(1,400)	—	(1,400)	6	(9,051)
	32	$(77,452)	$58,371	$(19,081)	21	$(33,523)

Several factors have led us to believe that full recovery of amortized cost will not be expected.  These include, but are not limited to: (i) a significant change in the operating performance of a company; (ii) a material change in the expected contractual obligation of an issuer; (iii) a significant change in ratings as defined by the nationally recognized statistical rating organizations (NRSRO); and (iv) the time frame in which a recovery to amortized cost may occur.

Deterioration of the issuers’ credit worthiness and liquidity profile were major factors in leading us to make the determination that other than temporary impairments were present in our corporate bonds and common and preferred stocks.  Our analysis demonstrated that we could not expect a recovery of our cost basis within our expected holding period for these securities.

In the case of mortgage-backed securities, we considered the ratings downgrades, increased default projections, actual defaults, and expected cash flow projections to determine that other than temporary impairments were present.  We continue to monitor the cash flows and economics surrounding these securities to determine changes in expected future cash flows.

In making the decisions to write down the securities described above, we considered whether the factors leading to those write downs impacted any other securities held in our portfolio.  In cases where we determined that a decline in value was related to an industry-wide concern, we considered the impact of such concern on all securities we held within that industry classification.

The following table is a summary of securities that are a part of our investment portfolio at June 30, 2009 and for which at any time during our holding period we have recognized OTTI and the activity with them since recognizing OTTI:

	Number of Securities	Amortized Cost Prior to OTTI	OTTI Recognized in Operations	Return of Principal Since OTTI was Recognized	Premium Amortization/ Discount Accretion Since OTTI was Recognized	June 30, 2009 Amortized Cost
	(Dollars in thousands)
Corporate securities	14	$83,347	$(32,837)	$(35)	$(237)	$50,238
Residential mortgage-backed securities	34	479,070	(10,837)	(7,062)	25	461,196
Equity securities: finance, insurance and real estate	23	110,654	(78,782)	—	—	31,872
	71	$673,071	$(122,456)	$(7,097)	$(212)	$543,306

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security for securities that are part of our investment portfolio at June 30, 2009:

	June 30, 2009 Amortized Cost	OTTI Recognized in Comprehensive Income	Change in Fair Value Since OTTI was Recognized	June 30, 2009 Fair Value
	(Dollars in thousands)
Corporate securities	$50,238	$(15,238)	$5,721	$40,721
Residential mortgage-backed securities	461,196	(127,631)	(7,434)	326,131
Equity securities: finance, insurance and real estate	31,872	—	8,933	40,805
	$543,306	$(142,869)	$7,220	$407,657

Our commercial mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts.  The average loan to value ratio for the overall portfolio was 57.3% and 58.6% and the average loan size was $2.5 million and $2.6 million at June 30, 2009 and December 31, 2008, respectively.  The loan to value ratio is calculated using the underwriting and appraisal at the time the loan was issued.  We have the contractual ability to pursue full personal recourse on 13.3% of the loans and partial personal recourse on 36.3% of the loans, and master leases provide us recourse against the principals of the borrowing entity on 11.5% of the loans.

We evaluate our mortgage loan portfolio for the establishment of a loan loss reserve by specific identification of impaired loans and the measurement of an estimated loss for each individual loan identified and an analysis of the mortgage loan portfolio for the need for a general loan allowance for probable losses on all other loans.  If we determine that the value of any specific mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan’s effective interest rate, or the fair value of the underlying collateral.  The amount of the general loan allowance is based upon management’s evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions.  Based upon this process and analysis, no general loan loss allowance, was necessary.  A mortgage loan is impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  We have recorded an impairment loss of $1.0 million specifically on a mortgage loan with an outstanding balance of $5.2 million for which this principal amount outstanding exceeds the fair value of the collateral real estate less projected costs to sell the property.

At June 30, 2009, we have 1 loan with a principal balance of $5.7 million that was in default which we have started foreclosure proceedings on.  We have not recorded a specific loan loss reserve for these loans based upon a current appraisal of the underlying property compared to the principal balance of the loan.  At June 30, 2009, we had 941 mortgage loans outstanding with a total balance of $2.4 billion.  Sixteen individual mortgage loans (with a principal balance of $49.0 million or 2% of the total mortgage portfolio) have been given “workout” payment terms ranging from “interest only periods” to “capitalizing interest” scenarios.

During the three months ended June 30, 2009, we completed the foreclosure of one loan and have accounted for the fair value of the property less estimated costs to sell at the date of foreclosure as real estate owned.  The balance of the mortgage was $3.2 million and the fair value of the property less estimated costs to sell was $3.5 million.  The property consists of a commercial office/warehouse facility.  Upon foreclosure, the real estate was assigned a value equal to that of the outstanding loan balance, due to the fact that fair value of the property exceeds the outstanding loan balance.  This property is being accounted for as “real estate held for sale” as we are committed to a plan of marketing and selling the property within twelve months of acquisition.  Real estate held for sale is carried at the lower of cost or fair value, less projected costs to sell.  We would establish a valuation allowance for the amount that our carrying value exceeds the property’s fair value, less projected selling costs, if such an occurrence would ever arise.

In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance.  At June 30, 2009, we had commitments to fund commercial mortgage loans totaling $19.3 million, with fixed interest rates ranging from 7.00% to 7.25%.

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

	June 30, 2009		December 31, 2008
	Carrying Amount	Percent	Carrying Amount	Percent
Geographic distribution
East	$544,416	22.9%	$537,303	23.1%
Middle Atlantic	167,335	7.0%	161,222	6.9%
Mountain	379,414	16.0%	386,988	16.6%
New England	45,387	1.9%	44,517	1.9%
Pacific	207,730	8.8%	194,301	8.3%
South Atlantic	443,289	18.7%	421,507	18.1%
West North Central	397,700	16.7%	397,375	17.1%
West South Central	188,757	8.0%	186,611	8.0%
	$2,374,028	100.0%	$2,329,824	100.0%

Property type distribution
Office	$648,083	27.3%	$655,278	28.1%
Medical Office	140,546	5.9%	142,409	6.1%
Retail	554,624	23.4%	551,172	23.7%
Industrial/Warehouse	579,194	24.4%	552,012	23.7%
Hotel	157,316	6.6%	154,671	6.6%
Apartment	119,046	5.0%	111,933	4.8%
Mixed use/other	175,219	7.4%	162,349	7.0%
	$2,374,028	100.0%	$2,329,824	100.0%

Liquidity and Capital Resources

Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations.  Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $1.2 billion in the six months ended June 30, 2009 compared to $0.6 billion for the six months ended June 30, 2008 with the increase primarily attributable to the $0.6 billion increase in annuity deposits collected reported above under Overview.  We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans.  As reported above under Financial Condition - Investment, during the six months ended June 30, 2009 we experienced a significant amount of calls of United States Government sponsored agency securities.  As a result we have had elevated levels of cash and cash equivalents during the second quarter.  We have been reinvesting the proceeds from the called securities in investment grade fixed maturity securities and mortgage-backed securities with yields that meet our investment spread objectives.  Our ability to continue to reinvest the proceeds from called securities in assets with acceptable credit quality and yield characteristics similar to the called securities will be dependent on future market conditions.

We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no direct business operations of our own.  Our parent company assets consist primarily of the capital stock and surplus notes of our subsidiaries.  Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries.  The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions.  These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay.  Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best Company.  Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries.

The statutory capital and surplus of our life insurance subsidiaries at June 30, 2009 was $1.1 billion.  American Equity Investment Life Insurance Company (“American Equity Life”) made surplus note interest payments to us of $2.0 million during the six months ended June 30, 2009.  For the remainder of 2009, up to $98.3 million can be distributed by American Equity Life as dividends under applicable laws and regulations without prior regulatory approval.  Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities.  American Equity Life had $187.4 million of statutory earned surplus at June 30, 2009.

During the second quarter of 2009, we extinguished $37.2 million of our 5.25% contingent convertible senior notes by issuing 5 million shares of our common stock to the holder of these notes.  This transaction resulted in increasing our equity by $33.1 million and reducing our liabilities by $32.7 million.

During 2009, we have borrowed $50.0 million under our revolving line of credit and used the proceeds to make $50.0 million in capital contributions to American Equity Life.  The capital contributions will assist this subsidiary in maintaining adequate statutory capital and surplus should new annuity sales continue at an accelerated pace in subsequent periods.  An additional $25.0 million remains available for borrowing under the revolving line of credit for general corporate purposes including additional capital contributions to American Equity Life.  We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3.  The terms of any offering would be established at the time of the offering, subject to market conditions.

The transfer of funds by American Equity Life is also restricted by a covenant in our revolving line of credit which requires American Equity Life to maintain a minimum risk-based capital ratio of 200%.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”).  SFAS 166 is an amendment to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”).  SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS 140 and removes the exception of QSPE’s from consolidation requirements.  Additionally, SFAS 166 creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions, in addition to requiring additional disclosures.  SFAS 166 must be applied as of the beginning of our first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  We are currently assessing the impact of this SFAS.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  SFAS 167 is an amendment to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”).  SFAS 167 replaces the quantitative-based risks and rewards calculation of FIN 46(R) for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  We are currently assessing the impact of this SFAS.

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

We seek to maximize the total return on our available for sale investments through active investment management.  Accordingly, we have determined that our available for sale portfolio of fixed maturity securities is available to be sold in response to: (i) changes in market interest rates; (ii) changes in relative values of individual securities and asset sectors; (iii) changes in prepayment risks; (iv) changes in credit quality outlook for certain securities; (v) liquidity needs; and (vi) other factors.  An OTTI shall be considered to have occurred when we sell, or have an intention to sell, available for sale securities in an unrealized loss position. If we do not intend to sell a debt security, we consider all available evidence to make an assessment of whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, an OTTI will be considered to have occurred.  We have a portfolio of held for investment securities which principally consists of long duration bonds issued by U.S. government agencies.  These securities are purchased to secure long-term yields which meet our spread targets and support the underlying liabilities.

Interest rate risk is our primary market risk exposure.  Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures.  Our floating rate trust preferred securities issued by Trust III, IV, VII, VIII, IX, X, XI (beginning on December 31, 2010) and XII bear interest at the three month LIBOR plus 3.50% - 4.00%.  Our outstanding balance of floating rate trust preferred securities was $144.5 million at June 30, 2009, of which $80 million had been swapped to fixed rates (see note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008).  The applicable interest rate on our borrowings under our revolving line of credit is floating at LIBOR plus 0.80% or the greater of prime rate or federal funds rate plus 0.50%, as elected by us.  In 2009, we swapped the floating interest rate to fixed rates of $75.0 million of the borrowings outstanding on our revolving line of credit (see note 8 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.)  The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities.  We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values).  In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned.  However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

If interest rates were to increase 10% (43 basis points) from levels at June 30, 2009, we estimate that the fair value of our fixed maturity securities would decrease by approximately $407.3 million.  The impact on stockholders’ equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be an increase of $86.1 million in the accumulated other comprehensive loss and a decrease to stockholders’ equity.  The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change.  Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.  Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.  However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means.  See Financial Condition - Liquidity for Insurance Operations included in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2008.

At June 30, 2009, 49% of our fixed income securities have call features and 8% were subject to call redemption.  Another 23% will become subject to call redemption through December 31, 2009.  During the six months ended June 30, 2009 and 2008, we received $3.2 billion and $1.3 billion, respectively, in net redemption proceeds related to the exercise of such call options.  We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds.  Such reinvestment risk typically occurs in a declining rate environment.  Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on our annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level.  At June 30, 2009, approximately 98% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.

With respect to our index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities.  These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies.  Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products.  For the six months ended June 30, 2009 and 2008, the annual index credits to policyholders on their anniversaries were $17.5 million and $24.2 million, respectively.  Proceeds received at expiration of these options related to such credits were $5.0 million and $21.2 million for the six months ended June 30, 2009 and 2008, respectively.  The difference between proceeds received at expiration or gains recognized upon early termination of these options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2009 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are occasionally involved in litigation, both as a defendant and as a plaintiff.  In addition, state regulatory bodies, such as state insurance departments, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the Department of Labor, and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974, as amended, and laws governing the activities of broker-dealers.

As previously reported, during the fourth quarter of 2007 we received a formal request for information from the staff of the Division of Enforcement (the “Staff”) of the SEC concerning certain transactions between American Equity and American Equity Investment Service Company (“Service Company”) in 2003, 2004 and 2005. We have cooperated fully in providing information and documentation to the Staff throughout the course of its investigation.  On May 4, 2009, American Equity, our Chairman and our Chief Executive Officer and President received a Wells Notice from the Staff in connection with this investigation.  The Wells Notice provides notification that the Staff intends to recommend to the SEC that it bring a civil action against the recipients for possible violations of the federal securities laws and related rules.  A Wells Notice does not itself initiate litigation, nor is it a finding of wrongdoing by us or any individual.  According to discussions with the SEC Staff and our understanding of the scope of the investigation, the Wells Notice relates to disclosures in our 2004, 2005 and 2006 proxy statements and statements made during our third quarter 2005 earnings conference call concerning the effects of transactions involving the Service Company, the last of which was completed almost four years ago.  Beginning in 1999, our public securities filings contained extensive disclosures related to Service Company transactions, including the effect of each such transaction on our consolidated financial statements.  Based on our own investigation and the facts disclosed to us during the course of the SEC investigation, we believe these proxy statements accurately disclosed all material information, and strongly disagree with the Staff’s recommendation on this matter.  We will continue to pursue a potential resolution of this matter before the Staff makes its formal recommendation to the SEC and will vigorously defend any action brought by the SEC, but we cannot predict the outcome or timing of this matter.

In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims.  We are currently a defendant in two purported class action lawsuits alleging improper sales practices and similar claims as described below.  It is often not possible to determine the ultimate outcome of pending legal proceedings or to provide reasonable ranges of potential losses with any degree of certainty.  The lawsuits referred to below are in very preliminary stages and we do not have sufficient information to make an assessment of the plaintiffs’ claims for liability or damages.  The plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages, which are difficult to quantify and cannot be estimated based on the information currently available.  We do not believe that these lawsuits, including those discussed below, will have a material adverse effect on our financial position, results of operations or cash flows.  However, there can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.

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

Item 1A.  Risk Factors

The following risk factors represent material updates and additions to the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.  The risk factors below should be read in conjunction with the Risk Factors and other information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

We continue to be adversely affected by the overall deterioration in debt and equity markets caused by the recessionary economic environment.  These adverse conditions could continue to have a negative impact on our financial position and operations.

Current conditions in the financial markets and credit system in the United States and throughout the world have resulted in deteriorated asset values and illiquid and inactive markets for certain types of securities and commercial mortgage loans on real estate.  We have experienced uncommon levels of other than temporary impairments and rating downgrades of securities in our investment portfolio for the last three quarters of operations.  At the same time we are experiencing record production in annuity sales.  The combination of ratings downgrades on some of our investment portfolio and record production has resulted in pressure on our capital position.

If market conditions continue to deteriorate, it may result in additional ratings downgrades and other than temporary impairments on our fixed maturity and equity securities and impairments on our commercial mortgage loans.  This may result in us needing to raise additional capital to sustain our current business in force and new sales of our annuity products, which may be difficult under current market conditions.  If capital is available, it may be at terms that are not favorable to us.  If we are unable to raise adequate capital, we may be required to limit growth in sales of our annuity products.

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

State insurance regulators and the NAIC continually reexamine existing laws and regulations and may impose changes in the future.  Currently, there are proposed statutory accounting pronouncements that could potentially have a significant impact on our level of statutory capital and surplus.

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

On December 17, 2008, the SEC voted to approve Rule 151A, which would apply federal securities oversight to index annuities issued on or after January 12, 2011.  Along with several other parties, we filed a petition for judicial review of this rule seeking to have it overturned.  The court issued its decision in this case on July 21, 2009 and remanded Rule 151A to the SEC for further consideration of the effect of the Rule on efficiency, capital formation and competition.  However, the court upheld the SEC’s authority under the Securities Act of 1933 to regulate our fixed index products if the SEC properly adopts the Rule after consideration of such effects.  Further steps in this litigation are uncertain at this time.  In addition, legislation has been introduced in the U.S. House of Representatives and the U.S. Senate that would negate Rule 151A.  Whether and when such bills may be enacted into law is also uncertain.  Should these efforts to defeat Rule 151A be unsuccessful, costs of compliance with Rule 151A will be substantial and will include, among other things: (i) the costs of registering one or more index annuities; (ii) the annual costs of printing and mailing prospectuses to policyholders; (iii) the costs of expanding the operations of our broker dealer subsidiary; (iv) the costs of establishing relationships with other broker dealers; and (v) the costs of compensating broker dealers in connection with product sales.  In addition, we believe a portion of our sales agents would choose not to become licensed to sell SEC registered products, which could lead to a substantial decline in new annuity deposits unless we are successful in developing new insurance products they want to sell.

The regulatory framework at the state and federal level applicable to our insurance products is evolving.  The changing regulatory framework could affect the design of such products and our ability to sell certain products.  Any changes in these laws and regulations could materially and adversely affect our business, financial condition or results of operations.

The ongoing SEC investigation regarding our disclosure of certain transactions between American Equity and the Service Company in 2003, 2004 and 2005 could adversely affect us.

During the fourth quarter of 2007 we received a formal request for information from the staff of the Division of Enforcement (the “Staff”) of the SEC concerning certain transactions between American Equity and the Service Company in 2003, 2004 and 2005, and we cooperated fully in providing information and documentation to the Staff throughout the course of its investigation.  On May 4, 2009, American Equity, our Chairman and our Chief Executive Officer and President received a Wells Notice from the Staff in connection with this investigation.  The Wells Notice provides notification that the Staff intends to recommend to the SEC that it bring a civil action against the recipients for possible violations of the federal securities laws and related rules.  A Wells Notice does not itself initiate litigation, nor is it a finding of wrongdoing by us or any individual.  According to discussions with the SEC Staff and our understanding of the scope of the investigation, the Wells Notice relates to disclosures in our 2004, 2005 and 2006 proxy statements and statements made during our third quarter 2005 earnings conference call concerning the transactions involving the Service Company, the last of which was completed almost four years ago.

Based on our own investigation and the facts disclosed to us during the course of the SEC investigation, we believe these proxy statements accurately disclosed all material information and strongly disagree with the staff’s recommendation on this matter.  We will continue to pursue a potential resolution of this matter before the Staff makes its formal recommendation to the SEC and will vigorously defend any action brought by the SEC, but we cannot predict the outcome or timing of this matter and an adverse resolution could have a material adverse effect on our business, financial condition and results of operations.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

There were no issuer purchases of equity securities for the quarter ended June 30, 2009.

We have a Rabbi Trust, the NMO Deferred Compensation Trust, which purchases our common shares to fund the amount of shares earned by our agents under the NMO Deferred Compensation Plan.  At June 30, 2009, agents had earned 83,351 shares which had vested but had not yet been purchased and contributed to the Rabbi Trust.

In addition, we have a share repurchase program under which we are authorized to purchase up to 10,000,000 shares of our common stock.  As of June 30, 2009, we have repurchased 3,845,296 shares of our common stock under this program.  We suspended the repurchase of our common stock under this program in August of 2008.

The maximum number of shares that may yet be purchased under these plans is 6,238,055 at June 30, 2009.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)          The Company’s annual shareholders’ meeting was held on June 4, 2009.

(b) and (c)   (i)                           Election of the following directors to the Company’s Board of Directors:

	FOR	WITHHELD

Wendy L. Carlson	47,195,193	2,356,368
Joyce A. Chapman	48,282,183	1,269,378
Steven G. Chapman	48,275,983	1,275,578
David J. Noble	46,984,978	2,566,583
Debra J. Richardson	46,769,058	2,782,503
A.J. Strickland	48,174,694	1,376,867
Harley A. Whitfield, Sr.	46,678,144	2,873,417

The directors whose terms continued after the 2009 Annual Meeting and the years their terms expire are as follows:

Class I Directors Whose Terms Expire at the 2010 Annual Meeting
Alexander M. Clark
Robert L. Hilton
John M. Matovina

Class II Directors Whose Terms Expire at the 2011 Annual Meeting
James M. Gerlach
Robert L. Howe

(ii)	Approval of the 2009 Employee Incentive Plan. There were 40,811,102 votes for the approval; 5,242,620 cast against; 30,840 abstentions; and 3,466,999 broker non-votes.

(iii)	Ratification of the appointment of KPMG LLP as Independent Auditors for 2009. There were 49,140,563 votes for the ratification; 389,496 cast against; and 21,502 abstentions.

Item 6.  Exhibits

10.1

Retirement Benefit Agreement, dated as of June 4, 2009, between American Equity Investment Life Holding Company and David J. Noble (incorporated herein by reference to Form 8-K filed June 9, 2009, File No. 001-31911)

10.2	American Equity Investment Life Holding Company 2009 Employee Incentive Plan (incorporated herein by reference to Form 8-K filed June 9, 2009, File No. 001-31911)

10.28

Amendment III, effective April 1, 2009, to the 2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement effective October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America

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

Date: August 10, 2009	AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

	By:	/s/ Wendy L. Carlson
Wendy L. Carlson, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John M. Matovina
John M. Matovina, Vice Chairman,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Vice President - Controller
(Principal Accounting Officer)