Form 10-Q
period 2009-09-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2009-11-09
CIK 1039828

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 504 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐ No ☒

Shares of common stock outstanding at October 30, 2009: 58,294,559

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)	(As Adjusted)

Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2009 - $11,147,379; 2008 - $7,159,286)	$11,082,957	$6,629,046
Held for investment, at amortized cost (fair value: 2009 - $1,746,033; 2008 - $3,588,114)	1,758,747	3,604,149
Equity securities, available for sale, at fair value (cost: 2009 - $84,512; 2008 - $125,157)	94,076	99,552
Trading securities	371,338	—
Mortgage loans on real estate	2,375,833	2,329,824
Derivative instruments	364,041	56,588
Other investments	9,332	446
Total investments	16,056,324	12,719,605

Cash and cash equivalents	249,862	214,862
Restricted cash and short-term investments	177,149	—
Coinsurance deposits	2,010,084	1,528,981
Accrued investment income	132,621	91,756
Deferred policy acquisition costs	1,553,709	1,579,871
Deferred sales inducements	936,512	843,377
Deferred income taxes	143,773	82,409
Other assets	36,445	20,879
Total assets	$21,296,479	$17,081,740

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)	(As Adjusted)
Liabilities and Stockholders’ Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$134,490	$121,914
Annuity products	18,331,332	15,687,625
Other policy funds and contract claims	110,690	111,205
Notes payable	287,697	247,750
Subordinated debentures	268,312	268,209
Amounts due under repurchase agreements	410,254	—
Funds withheld reinsurance liability	463,100	—
Income taxes payable	25,631	14,133
Other liabilities	513,689	134,060
Total liabilities	20,545,195	16,584,896

Stockholders’ equity:
Common stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding: 2009 - 56,203,159 shares (excluding 5,936,696 treasury shares); 2008 - 50,739,355 shares (excluding 6,263,700 treasury shares)	56,203	50,739
Additional paid-in capital	406,234	376,782
Unallocated common stock held by ESOP: 2009 - 563,265 shares; 2008 - 588,312 shares	(5,930)	(6,336)
Accumulated other comprehensive income (loss)	14,011	(147,376)
Retained earnings	280,766	223,035
Total stockholders’ equity	751,284	496,844
Total liabilities and stockholders’ equity	$21,296,479	$17,081,740

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
Revenues:
Traditional life and accident and health insurance premiums	$3,166	$3,223	$9,519	$9,419
Annuity product charges	15,835	13,328	47,501	37,271
Net investment income	241,471	209,978	688,928	607,546
Change in fair value of derivatives	121,507	(83,753)	108,178	(314,431)
Net realized gains on investments, excluding other than temporary impairment (“OTTI”) losses	5,510	2,258	10,587	3,343
OTTI losses on investments:
Total OTTI losses	(94,216)	(61,232)	(171,668)	(94,755)
Portion of OTTI losses recognized in other comprehensive income	49,641	—	108,012	—
Net OTTI losses recognized in operations	(44,575)	(61,232)	(63,656)	(94,755)
Gain (loss) on extinguishment of debt	—	(28)	3,098	(1,356)
Total revenues	342,914	83,774	804,155	247,037

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	2,737	2,126	6,910	7,056
Interest sensitive and index product benefits	75,288	50,387	207,028	154,032
Amortization of deferred sales inducements	(8,081)	6,760	17,814	34,193
Change in fair value of embedded derivatives	259,737	(37,100)	414,636	(237,969)
Interest expense on notes payable	3,370	5,014	11,288	15,127
Interest expense on subordinated debentures	3,841	4,669	12,078	14,549
Interest expense on amounts due under repurchase agreements	100	2,698	344	7,694
Amortization of deferred policy acquisition costs	(2,972)	19,285	44,938	118,595
Other operating costs and expenses	13,961	13,549	45,305	38,550
Total benefits and expenses	347,981	67,388	760,341	151,827
Income (loss) before income taxes	(5,067)	16,386	43,814	95,210
Income tax expense (benefit)	(2,089)	28,102	11,305	55,214
Net income (loss)	$(2,978)	$(11,716)	$32,509	$39,996

Earnings (loss) per common share	$(0.05)	$(0.22)	$0.59	$0.74
Earnings (loss) per common share - assuming dilution	$(0.05)	$(0.22)	$0.57	$0.72

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2008, as adjusted	$50,739	$376,782	$(6,336)	$(147,376)	$223,035	$496,844
Cumulative effect of noncredit OTTI, net	—	—	—	(20,094)	25,240	5,146
Other comprehensive income:
Net income for period	—	—	—	—	32,509	32,509
Change in net unrealized investment gains/losses	—	—	—	251,689	—	251,689
Noncredit component of OTTI losses, available for sale securities, net	—	—	—	(70,208)	—	(70,208)
Other comprehensive income						213,990
Issuance of treasury stock	5	50	—	—	(18)	37
Acquisition of 12,362 shares of common stock	(12)	(40)	—	—	—	(52)
Allocation of 37,667 shares of common stock by ESOP, including excess income tax benefits	—	(114)	406	—	—	292
Share-based compensation, including excess income tax benefits	—	2,814	—	—	—	2,814
Issuance of 5,000,000 shares of common stock in exchange for notes payable	5,000	26,226	—	—	—	31,226
Issuance of 132,300 shares of common stock	132	855	—	—	—	987
Issuance of 339,015 shares of common stock under compensation plans	339	(339)	—	—	—	—
Balance at September 30, 2009	$56,203	$406,234	$(5,930)	$14,011	$280,766	$751,284

Balance at December 31, 2007	$53,556	$387,302	$(6,781)	$(38,929)	$216,487	$611,635
Retrospective application of accounting for convertible debt	—	15,355	—	—	(5,888)	9,467
Other comprehensive loss:
Net income for period, as adjusted	—	—	—	—	39,996	39,996
Change in net unrealized investment gains/losses	—	—	—	(104,227)	—	(104,227)
Other comprehensive loss, as adjusted						(64,231)
Acquisition of 3,734,938 shares of common stock	(3,735)	(28,875)	—	—	—	(32,610)
Allocation of 29,337 shares of common stock by ESOP, including excess income tax benefits	—	(26)	309	—	—	283
Share-based compensation, including excess income tax benefits	—	2,063	—	—	—	2,063
Issuance of 889,729 shares of common stock under compensation plans, including excess income tax benefits	890	(626)	—	—	—	264
Conversion of $250 of subordinated debentures	31	182	—	—	—	213
Balance at September 30, 2008, as adjusted	$50,742	$375,375	$(6,472)	$(143,156)	$250,595	$527,084

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

 (Unaudited)

	Nine Months Ended September 30,
	2009	2008
		(As Adjusted)
Operating activities
Net income	$32,509	$39,996
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	207,028	154,032
Amortization of deferred sales inducements	17,814	34,193
Annuity product charges	(47,501)	(37,271)
Change in fair value of embedded derivatives	414,636	(237,969)
Increase in traditional life and accident and health insurance reserves	6,331	2,724
Policy acquisition costs deferred	(244,164)	(200,267)
Amortization of deferred policy acquisition costs	44,938	118,595
Provision for depreciation and other amortization	4,323	5,250
Amortization of discount and premium on investments	(160,338)	(195,443)
Trading securities purchases, sales and maturities, net	(360,418)	—
Change in restricted cash and short-term investments	(177,149)	—
Net realized gains on investments, excluding OTTI losses	(10,587)	(3,343)
Net OTTI losses recognized in operations	63,656	94,755
Change in fair value of derivatives	(109,563)	313,853
Deferred income taxes	(114,669)	57,891
Loss (gain) on extinguishment of debt	(3,098)	1,356
Share-based compensation	3,183	1,920
Change in accrued investment income	(40,865)	(16,724)
Change in income taxes payable	11,498	10,721
Change in other assets	(4,111)	50
Change in other policy funds and contract claims	(515)	(6,296)
Change in funds withheld reinsurance liability	452,180	—
Change in other liabilities	276,056	12,200
Other	(2,010)	(309)
Net cash provided by operating activities	259,164	149,914

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	2,236,834	1,094,762
Fixed maturity securities - held for investment	1,918,418	955,560
Equity securities - available for sale	11,778	12,211
Mortgage loans on real estate	87,898	91,446
Derivative instruments	6,534	29,323
Acquisition of investments:
Fixed maturity securities - available for sale	(5,987,086)	(2,575,652)
Equity securities - available for sale	—	(102,881)
Mortgage loans on real estate	(149,624)	(418,293)
Derivative instruments	(189,424)	(221,702)
Policy loans	(28)	(10)
Purchases of property, furniture and equipment	(1,001)	(176)
Net cash used in investing activities	(2,065,701)	(1,135,412)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
		(As Adjusted)
Financing activities
Receipts credited to annuity policyholder account balances	$2,777,615	$1,735,001
Coinsurance deposits	(371,897)	132,761
Return of annuity policyholder account balances	(1,038,657)	(975,384)
Financing fees incurred and deferred	(320)	—
Proceeds from notes payable	75,000	40,000
Repayments of notes payable	(3,082)	(35,353)
Increase in amounts due under repurchase agreements	410,254	115,914
Acquisition of common stock	(34)	(27,051)
Excess tax benefits realized from share-based compensation plans	63	197
Proceeds from issuance of common stock	987	219
Change in checks in excess of cash balance	(8,404)	(2,302)
Other	12	—
Net cash provided by financing activities	1,841,537	984,002
Increase (decrease) in cash and cash equivalents	35,000	(1,496)

Cash and cash equivalents at beginning of period	214,862	18,888
Cash and cash equivalents at end of period	$249,862	$17,392

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$19,669	$30,228
Income taxes	117,850	—
Non-cash operating activity:
Deferral of sales inducements	229,739	145,595
Non-cash investing activity:
Real estate acquired in satisfaction of mortgage loans	8,949	—
Non-cash financing activities:
Conversion of subordinated debentures	—	213
Stock acquired in satisfaction of obligations	—	5,559
Stock issued in extinguishment of debt	31,250	—

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

1.  Organization and Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying consolidated financial statements of American Equity Investment Life Holding Company (“we”, “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by GAAP for complete financial statements.  The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements.  Operating results for the three month and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  All significant intercompany accounts and transactions have been eliminated.  The preparation of financial statements requires the use of management estimates.  For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Reclassifications have been made to prior period financial statements to conform with the September 30, 2009 presentation.  See Adopted Accounting Pronouncements for impact of new accounting guidance on prior period financial statements.

Restricted Cash and Short-Term Investments

We consider all cash and short term investments held that we are legally restricted from using in our normal operations and investing activities as restricted cash.  The restricted cash at September 30, 2009 is cash and short term investments held in trust as funds withheld in connection with coinsurance agreements.

Adopted Accounting Pronouncements

On January 1, 2009, we adopted accounting standards that enhance the required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for and affect an entity’s financial position, financial performance and cash flows.  The adoption of these disclosure requirements did not have a material impact on our financial position or results of operations as it impacts financial statement disclosure only.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued further guidance on the recognition and presentation of other than temporary impairments.  This guidance amends the other than temporary impairment guidance for debt securities only to make the guidance more operational and to expand the presentation and disclosure of other than temporary impairments on debt and equity securities in the financial statements.  This guidance requires management to determine cash flows expected to be collected on each debt security for which an other than temporary impairment is being recognized.  In accordance with this guidance, the reporting entity shall allocate its other than temporary impairments on debt securities between credit and noncredit components with the noncredit portion of the other than temporary impairments recognized as a component of other comprehensive income (loss) and the credit loss portion included in operations.  Credit loss is defined as the amount that the amortized cost basis of the impaired security exceeds the present value of cash flows expected to be collected.  This guidance also requires a cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive income (loss) in the period of adoption for other than temporary impairments on debt securities recognized in prior periods which are still held as investments at the date of adoption.  This guidance was effective for interim and annual reporting periods ending after June 15, 2009; however, early application was permitted.  We elected to adopt these accounting standards effective January 1, 2009.  The cumulative effect adjustment as of January 1, 2009 increased retained earnings by $25.2 million and decreased accumulated other comprehensive income by $20.1 million.

In April 2009, the FASB issued additional guidance for estimating fair value of financial instruments including investment securities when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly.  This guidance was effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively, with early adoption permitted.  We elected to adopt this guidance as of January 1, 2009, and it did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted and applied retrospectively to all periods presented an accounting standard for convertible debt instruments that may be settled in whole or in part with cash.  This standard specifies that issuers of such instruments should separately account for the liability component and the equity component represented by the embedded conversion option in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  Upon settlement, the issuer shall allocate consideration transferred and transaction costs incurred to the extinguishment of the liability component and the reacquisition of the equity component.

In December 2004, we issued $260 million of contingent convertible senior notes with a fixed rate of 5.25% and a maturity date of December 6, 2024.  On the date of issuance bifurcation of these notes into a debt component and an equity component is required.  The difference between the fair value of the debt component at the date of issuance and the initial proceeds at the date of issuance is recorded as a component of equity.  The fair value of the notes without the embedded conversion option (liability component) at the date of issuance was $221.4 million.  The fair value of the embedded conversion option (equity component) at the date of issuance was $39.1 million.  The fair value of the equity component at issuance has been recorded as a debt discount to the notes, with a corresponding increase to additional paid-in capital, net of income tax.  The debt discount is being amortized over the expected life of the debt.

The following summarizes the effects of the retrospective adoption of the accounting for convertible debt on the balance sheet, statements of operations and earnings per share:

	December 31, 2008
	As Originally Reported	Adjustments	As Adjusted
	(Dollars in thousands)
Deferred income taxes	$85,700	$(3,291)	$82,409
Other assets	23,661	(2,782)	20,879
Total assets	17,087,813	(6,073)	17,081,740

Notes payable	258,462	(10,712)	247,750
Total liabilities	16,595,608	(10,712)	16,584,896

Additional paid-in capital	361,427	15,355	376,782
Retained earnings	233,751	(10,716)	223,035
Total stockholders’ equity	492,205	4,639	496,844

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	As Originally Reported	Adjustments	As Adjusted	As Originally Reported	Adjustments	As Adjusted
	(Dollars in thousands, except per share data)
Gain (loss) on extinguishment of debt (1)	$59	$(87)	$(28)	$242	$(1,598)	$(1,356)
Interest expense on notes payable	3,881	1,133	5,014	11,732	3,395	15,127
Income tax expense	28,608	(506)	28,102	57,286	(2,072)	55,214
Net income (loss)	(11,002)	(714)	(11,716)	42,917	(2,921)	39,996

Earnings per common share	$(0.21)	$(0.01)	$(0.22)	$0.79	$(0.05)	$0.74
Earnings per common share - assuming dilution	$(0.21)	$(0.01)	$(0.22)	$0.77	$(0.05)	$0.72

(1)             the gain on extinguishment of debt was originally reported as part of other operating costs and expenses in the consolidated statements of operations for the three and nine months ended September 30, 2008.

In May 2009, the FASB issued an accounting standard that requires reporting entities to recognize in their financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing those financial statements.  In addition, a reporting entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  These requirements were effective for periods ending after June 15, 2009.  Accordingly, we adopted the subsequent event reporting requirements effective June 30, 2009 and it did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued disclosure guidance that requires disclosures about fair value of financial instruments within the scope of existing standards for interim reporting periods as well as in annual financial statements.  This guidance also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods and was effective for financial statements issued for interim and annual periods ending after June 15, 2009.  We adopted these disclosure requirements as of and for the periods ended June 30, 2009.

New Accounting Pronouncements

In June 2009, the FASB amended accounting standards for transfers and servicing of financial assets and extinguishments of liabilities.  The new standards removes the concept of a qualifying special-purpose entity (“QSPE”) from existing standards and removes the exception of QSPE’s from consolidation requirements.  Additionally, more stringent conditions for reporting a transfer of a portion of a financial asset as a sale were created, derecognition criteria was clarified, how retained interests are initially measured was revised, the guaranteed mortgage securitization recharacterization provisions were removed and disclosure requirements were added.  This standard must be applied as of the beginning of our first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  We are currently assessing the impact of this standard.

In June 2009, the FASB issued amendments to the accounting standards for consolidation of variable interest entities.  The new standard replaces the quantitative-based risks and rewards calculation of existing standards for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  This amendment is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  We are currently assessing the impact of this standard.

In September 2009, the FASB issued an accounting standards update that allows for net asset value per share to be used as a means to estimate fair value for an investment if the fair value of that investment is not readily determinable.  Investments that qualify are those that calculate a net asset value per share or its equivalent as of the investor’s measurement date.  This standard is effective for interim and annual periods ending after December 15, 2009, with early application permitted.  We are currently assessing the impact of this accounting standards update.

In August 2009, the FASB issued an accounting standards update that amends the fair value measurement of liabilities.  The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value.  This guidance is effective for the first reporting period beginning after issuance, which will be our three months and year ending December 31, 2009.  We are currently assessing the impact of this accounting standards update.

2.  Other Comprehensive Income (Loss)

Other comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Net income (loss)	$(2,978)	$(11,716)	$32,509	$39,996
Change in net unrealized investment gains/losses	171,044	(54,731)	251,689	(104,227)
Noncredit component of OTTI losses, available for sale securities, net	(32,267)	—	(70,208)	—
	$135,799	$(66,447)	$213,990	$(64,231)

3.  Fair Values of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date.  The objective of a fair value measurement is to determine that price for each financial instrument at each measurement date.  We meet this objective using various methods of valuation that include market, income and cost approaches.

We categorize our financial instruments into three levels of fair value hierarchy based on the priority for use of inputs in determining fair value.  The hierarchy defines the highest priority inputs (Level 1) as quoted prices in active markets for identical assets.  The lowest priority inputs (Level 3) are our own assumptions about what a market participant would use in determining fair value such as estimated future cash flows.  We categorize financial assets and liabilities recorded at fair value in the consolidated balance sheets as follows:

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

Level 3 -   Models and other valuation methodologies using significant inputs that are unobservable for financial instruments and include situations where there is little, if any, market activity for the financial instrument.  The inputs into the determination of fair value require significant management judgment or estimation.  Financial instruments that are included in Level 3 are securities for which no market activity or data exists and for which we used discounted expected future cash flows with our own assumptions about what a market participant would use in determining fair value.

We used the following valuation techniques in estimating the fair values of financial instruments:

I.                                               Fair values of fixed maturity securities are obtained primarily from a broker who starts by obtaining a price from an independent pricing source and adjusts for observable data.  These prices from the independent broker undergo evaluation by our internal investment professionals.  We generally obtain one price per security, which is compared to relevant credit information, perceived market movements and sector news.  Market indices of similar rated asset class spreads are considered for valuations and broker indications of similar securities are compared.  Inputs used by both the broker and the pricing service include market information, such as yield data and other factors relating to instruments or securities with similar characteristics.  If the issuer has had trades in similar debt outstanding but not necessarily the same rank in the capital structure, spread information is used to support fair value.  If discrepancies are identified, additional quotes are obtained and the quote that best reflects a fair value exit price at the reporting date is selected.  In the case of private placement bonds, the broker typically starts with a price of a publicly traded bond of an entity that is comparable to size and financial position of the issuer of the private bond.  The broker adjusts the price for factors such as marketability and risk factors specific to each security.

II.                                           Amounts reported as fair value of embedded derivatives are estimated by projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and discounting the excess of the projected contract value amounts.  The projections of the policy contract values are based on best estimate assumptions for future policy growth and future policy decrements.  Best estimate assumptions for future policy growth include assumptions for the expected index credit on the next policy anniversary date which are derived from the fair values of the underlying call options purchased to fund such index credits and the expected costs of annual call options that will be purchased in the future to fund index credits beyond the next policy anniversary.  The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as were used to project policy contract values.  Increases or decreases in the fair value of embedded derivatives generally correspond to increases or decreases in the fair values of call options purchased to fund the annual index credits and changes in the discount rates used to discount the excess of the projected policy contract values over the projected minimum guaranteed contract values.  The fair value of the embedded derivatives includes an adjustment through the discount rate for our non performance risk.

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

Fixed maturity securities and trading securities: The fair values of fixed maturity securities and trading securities are obtained from third parties and are based on quoted market prices when available.  The third parties use yield data and other factors relating to instruments or securities with similar characteristics to determine fair value for securities that are not actively traded.

Equity securities: The fair values of equity securities are based on quoted market prices.

Mortgage loans on real estate: The fair values of mortgage loans on real estate are calculated using discounted expected cash flows using current competitive market interest rates currently being offered for similar loans.

Derivative instruments: The fair values of our derivative instruments are based upon the amount of cash that we will receive to settle each derivative instrument on the reporting date.  These amounts are obtained from each of the counterparties and are adjusted for the non-performance risk of each counterparty net of any collateral held.   The non-performance risk for each counterparty is based upon its credit default swap rate.  We have no performance obligations related to the call options purchased to fund our index annuity policy liabilities.

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

Cash and cash equivalents and restricted cash: Amounts reported in the consolidated balance sheets for these instruments are reported at their historical cost which approximates fair value due to the nature of the assets assigned to this category.

Annuity policy benefit reserves and coinsurance deposits: The fair values of the liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities), are stated at the cost we would incur to extinguish the liability (i.e., the cash surrender value).  The coinsurance deposits related to the annuity benefit reserves have fair values determined in a similar fashion.  We are not required to and have not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.

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

The following sets forth a comparison of the fair values and carrying amounts of our financial instruments:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$11,082,957	$11,082,957	$6,629,046	$6,629,046
Held for investment	1,758,747	1,746,033	3,604,149	3,588,114
Equity securities, available for sale	94,076	94,076	99,552	99,552
Mortgage loans on real estate	2,375,833	2,338,065	2,329,824	2,284,583
Derivative instruments	364,041	364,041	56,588	56,588
Trading securities	371,338	371,338	—	—
Other investments	9,332	9,332	446	446
Cash and cash equivalents	249,862	249,862	214,862	214,862
Restricted cash and short-term investments	177,149	177,149	—	—
Coinsurance deposits	2,010,084	1,726,909	1,528,981	1,366,149

Liabilities
Annuity benefit reserves	18,331,332	15,539,193	15,687,625	13,391,244
Notes payable	287,697	285,661	247,750	193,267
Subordinated debentures	268,312	208,256	268,209	248,283
Amounts due under repurchase agreements	410,254	410,254	—	—
Interest rate swaps	2,227	2,227	—	—

Our assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2009
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$3,292	$2,585	$707	$—
United States Government sponsored agencies	4,224,437	—	4,224,437	—
U.S. states, territories and political subdivisions	305,128	—	305,128	—
Corporate securities	3,966,748	69,502	3,879,464	17,782
Mortgage and asset backed securities	2,583,351	—	2,580,704	2,647
Equity securities, available for sale: finance, insurance and real estate	94,073	85,665	8,408	—
Trading securities	371,338	—	371,338	—
Derivative instruments	364,041	—	364,041	—
Cash and cash equivalents	249,862	249,862	—	—
Restricted cash and short-term investments	177,149	177,149	—	—
	$12,339,419	$584,763	$11,734,227	$20,429
Liabilities
Interest rate swaps	$2,227	$—	$2,227	$—
Index annuities-embedded derivatives	1,248,912	—	—	1,248,912
	$1,251,139	$—	$2,227	$1,248,912

December 31, 2008
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$22,050	$3,404	$18,646	$—
United States Government sponsored agencies	3,104,853	—	3,104,853	—
Corporate securities	1,688,869	84,946	1,586,174	17,749
Mortgage and asset backed securities	1,813,274	—	1,810,941	2,333
Equity securities, available for sale: finance, insurance and real estate	99,552	84,554	14,998	—
Derivative instruments	56,588	—	56,588	—
Cash and cash equivalents	214,862	214,862	—	—
	$7,000,048	$387,766	$6,592,200	$20,082
Liabilities
Index annuities-embedded derivatives	$998,015	$—	$—	$998,015

The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Available for sale securities
Beginning balance	$19,140	$19,099	$20,082	$—
Transfers in to or out of Level 3	—	2,364	—	29,398
Disposals	(52)	—	(126)	—
Total gains (losses) (unrealized/realized):
Included in other comprehensive income	1,628	(4,664)	1,586	(4,664)
Net OTTI losses recognized in operations	(287)	—	(1,113)	(7,935)
	$20,429	$16,799	$20,429	$16,799

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Index annuities-embedded derivatives
Beginning balance	$1,050,769	$1,168,050	$998,015	$1,432,746
Reinsurance adjustment	(14,567)	—	(14,567)	—
Premiums less benefits	2,377	2,478	(2,464)	71,463
Change in unrealized losses (gains), net	210,333	(102,533)	267,928	(436,214)
	$1,248,912	$1,067,995	$1,248,912	$1,067,995

Change in unrealized losses (gains), net for each period in our embedded derivatives are included in change in fair value of embedded derivatives in the consolidated statements of operations.

4.  Investments

At September 30, 2009 and December 31, 2008, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2009
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$3,000	$292	$—	$3,292
United States Government sponsored agencies	4,233,286	13,345	(22,195)	4,224,436
U.S. states, territories and political subdivisions	287,926	17,245	(42)	305,129
Corporate securities	3,737,905	314,766	(85,923)	3,966,748
Mortgage and asset backed securities	2,885,262	58,010	(359,920)	2,583,352
	$11,147,379	$403,658	$(468,080)	$11,082,957

Held for investment:
United States Government sponsored agencies	$1,683,131	$5,682	$(136)	$1,688,677
Corporate security	75,616	—	(18,260)	57,356
	$1,758,747	$5,682	$(18,396)	$1,746,033

Equity securities, available for sale:
Finance, insurance and real estate	$84,512	$13,411	$(3,847)	$94,076

December 31, 2008
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$21,664	$515	$(129)	$22,050
United States Government sponsored agencies	3,090,458	15,528	(1,133)	3,104,853
Corporate securities	1,951,308	14,939	(277,378)	1,688,869
Mortgage and asset backed securities	2,095,856	6,055	(288,637)	1,813,274
	$7,159,286	$37,037	$(567,277)	$6,629,046

Held for investment:
United States Government sponsored agencies	$3,528,628	$6,421	$(4,984)	$3,530,065
Corporate security	75,521	—	(17,472)	58,049
	$3,604,149	$6,421	$(22,456)	$3,588,114

Equity securities, available for sale:
Finance, insurance and real estate	$125,157	$373	$(25,978)	$99,552

During the nine months ended September 30, 2009 and 2008, we received $3.6 billion and $1.5 billion, respectively, in net redemption proceeds related to calls of our callable United States Government sponsored agency securities, of which $1.9 billion and $1.0 billion, respectively, were classified as held for investment.  We reinvested the proceeds from these redemptions primarily in United States Government sponsored agency securities, corporate securities and mortgage backed securities classified as available for sale.  At September 30, 2009, 50% of our fixed income securities have call features and 8% were subject to call redemption.  Another 9% will become subject to call redemption through December 31, 2009.

The amortized cost and fair value of fixed maturity securities at September 30, 2009, by contractual maturity, are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of our mortgage and asset backed securities provide for periodic payments throughout their lives and are shown below as a separate line.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$26,586	$25,896	$—	$—
Due after one year through five years	399,912	417,416	—	—
Due after five years through ten years	1,445,204	1,573,290	—	—
Due after ten years through twenty years	1,831,095	1,852,315	555,000	555,981
Due after twenty years	4,559,320	4,630,688	1,203,747	1,190,052
	8,262,117	8,499,605	1,758,747	1,746,033
Mortgage and asset backed securities	2,885,262	2,583,352	—	—
	$11,147,379	$11,082,957	$1,758,747	$1,746,033

Net unrealized losses on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders’ equity were comprised of the following:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Net unrealized losses on available for sale fixed maturity securities and equity securities	$(54,859)	$(555,845)
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	28,965	329,113
Deferred tax valuation allowance reversal	30,842	—
Deferred income tax asset	9,063	79,356
Net unrealized losses reported as accumulated other comprehensive income (loss)	$14,011	$(147,376)

The National Association of Insurance Commissioners (“NAIC”) assigns designations to fixed maturity securities.  These designations range from Class 1 (highest quality) to Class 6 (lowest quality).  In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations (“NRSRO’s”).  The NAIC designations are utilized by insurers in preparing their annual statutory statements.  NAIC Class 1 and 2 designations are considered “investment grade” while NAIC Class 3 through 6 designations are considered “non-investment grade”.  We had 90% and 96% of our fixed maturity portfolio rated investment grade at September 30, 2009 and December 31, 2008, respectively.

The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio and displays the equivalent NRSRO rating as of the dates indicated:

		September 30, 2009		December 31, 2008
NAIC Designation	NRSRO Equivalent Credit Rating	Amortized Cost	Fair Value	Amortized Cost	Fair Value
			(Dollars in thousands)

1	Aaa/Aa/A	$9,104,618	$9,226,240	$8,764,338	$8,512,209
2	Baa	2,221,614	2,325,360	1,509,399	1,292,303
3	Ba	343,704	293,539	276,519	208,122
4	B	210,541	185,126	140,754	135,989
5	Caa and lower	689,830	548,962	35,391	31,375
6	In or near default	335,819	249,763	37,034	37,162
		$12,906,126	$12,828,990	$10,763,435	$10,217,160

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 280 and 394 securities, respectively) have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2009
Fixed maturity securities:
Available for sale:
United States Government sponsored agencies	$1,451,941	$(22,195)	$—	$—	$1,451,941	$(22,195)
U.S. states, territories and political subdivisions	8,433	(42)	—	—	8,433	(42)
Corporate securities:
Finance, insurance and real estate	58,283	(6,729)	265,006	(40,040)	323,289	(46,769)
Manufacturing, construction and mining	68,579	(4,263)	97,692	(10,943)	166,271	(15,206)
Utilities and related sectors	36,888	(1,933)	83,243	(9,383)	120,131	(11,316)
Wholesale/retail trade	35,258	(1,090)	52,812	(6,162)	88,070	(7,252)
Services, media and other	—	—	71,535	(5,380)	71,535	(5,380)
Mortgage and asset backed securities	256,466	(27,243)	1,164,958	(332,677)	1,421,424	(359,920)
	$1,915,848	$(63,495)	$1,735,246	$(404,585)	$3,651,094	$(468,080)
Held for investment:
United States Government sponsored agencies	$—	$—	$149,864	$(136)	$149,864	$(136)
Corporate security:
Finance, insurance and real estate	—	—	57,356	(18,260)	57,356	(18,260)
	$—	$—	$207,220	$(18,396)	$207,220	$(18,396)

Equity securities, available for sale:
Finance, insurance and real estate	$3,050	$(118)	$35,271	$(3,729)	$38,321	$(3,847)

December 31, 2008
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$—	$—	$18,645	$(129)	$18,645	$(129)
United States Government sponsored agencies	60,475	(57)	298,925	(1,076)	359,400	(1,133)
Corporate securities:
Finance, insurance and real estate	205,148	(44,478)	146,226	(46,761)	351,374	(91,239)
Manufacturing, construction and mining	294,428	(37,589)	65,578	(27,978)	360,006	(65,567)
Utilities and related sectors	192,110	(22,816)	116,173	(32,307)	308,283	(55,123)
Wholesale/retail trade	120,056	(16,557)	11,825	(9,680)	131,881	(26,237)
Services, media and other	119,297	(22,425)	79,664	(16,787)	198,961	(39,212)
Mortgage and asset backed securities	1,117,973	(221,480)	297,442	(67,157)	1,415,415	(288,637)
	$2,109,487	$(365,402)	$1,034,478	$(201,875)	$3,143,965	$(567,277)
Held for investment:
United States Government sponsored agencies	$—	$—	$360,016	$(4,984)	$360,016	$(4,984)
Corporate security:
Finance, insurance and real estate	—	—	58,049	(17,472)	58,049	(17,472)
	$—	$—	$418,065	$(22,456)	$418,065	$(22,456)

Equity securities, available for sale:
Finance, insurance and real estate	$30,093	$(14,360)	$20,358	$(11,618)	$50,451	$(25,978)

The following is a description of the factors causing the temporary unrealized losses by investment category as of September 30, 2009:

United States Government sponsored agencies and U.S. states, territories and political subdivisions: These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates.  During the last nine months spreads on agency securities have improved; however, long term interest rates have risen by a greater amount.  These securities carry yields less than those available at September 30, 2009 as the result of these rising interest rates.

Corporate securities:  The unrealized losses in these securities are due partially to a rise in interest rates in 2009 as well as the continuation in wider than historic credit spreads. While credit spreads have improved on a recovering economy, several industries remain at much wider spreads, such as financials and economic sensitive issuers. As the result of wider spreads, these issues carry yields less than those available in the market as of September 30, 2009.

Mortgage and asset backed securities: At September 30, 2009, we had no exposure to subprime mortgage-backed securities.  All of our mortgage-backed securities are pools of residential mortgage loans.  Substantially all of the securities that we own are in the highest rated tranche of the pool in which they are structured and are not subordinated to any other tranche. Our “Alt-A” mortgage-backed securities are comprised of 36 securities with a total amortized cost basis of $536.4 million and a fair value of $402.5 million.  Fair values of residential mortgage-backed securities have continued at prices significantly less than amortized cost as spreads in this sector have not improved like other sectors of the fixed income market.  With the uncertainty of future foreclosures and high delinquencies on residential mortgages, these security prices will likely remain below our cost basis until the housing market conditions improve.

Equity securities: The unrealized losses on equity securities, which are primarily investment grade perpetual preferred stocks with exposure to REITS, investment banks and finance companies, are due to the instability in the financial markets and a further deterioration in the economy.  All of the equity securities in an unrealized loss position for 12 months or more are investment grade perpetual preferred stocks that are absent credit deterioration.  A deepening recession due to tight credit markets and a difficult housing market have raised concerns in regard to earnings and dividend stability in many companies which directly affect the values of these securities.

Where the decline in market value of debt securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening, and we anticipate recovery of all contractual or expected cash flows, we do not consider these investments to be other than temporarily impaired because we do not intend to sell these investments and it is not more likely than not we will be required to sell these investments before a recovery of amortized cost, which may be maturity. For equity securities, we recognize an impairment charge in the period in which we do not have the intent and ability to hold the securities until recovery of cost or we determine that the security will not recover to book value within a reasonable period of time. We determine what constitutes a reasonable period of time on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period does not exceed 18 months from the date of impairment for perpetual preferred securities for which there is evidence of deterioration in credit of the issuer and common equity securities. For perpetual preferred securities absent evidence of a deterioration in credit of the issuer we apply an impairment model, including an anticipated recovery period, similar to a debt security. For equity securities we measure impairment charges based upon the difference between the book value of a security and its fair value.

Approximately 36% of the unrealized losses on fixed maturity securities shown in the above table for September 30, 2009 are on securities that are rated investment grade, defined as being the highest two NAIC designations.  Approximately 64% of the unrealized losses on fixed maturity securities shown in the above table for September 30, 2009 are on securities rated below investment grade.  All of the fixed maturity securities with unrealized losses are current with respect to the payment of principal and interest.

Changes in net unrealized losses on investments for the nine months ended September 30, 2009 and 2008 are as follows:

	September 30,
	2009	2008
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$3,321	$44,389
Investments carried at fair value:
Fixed maturity securities, available for sale	$465,818	$(346,486)
Equity securities, available for sale	35,169	(8,427)
	500,987	(354,913)
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(300,148)	202,376
Change in deferred tax valuation allowance	30,842	(5,078)
Deferred income tax asset	(70,294)	53,388
	(339,600)	250,686
Decrease (increase) in net unrealized losses on investments carried at fair value	$161,387	$(104,227)

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date.  Net realized gains on investments, excluding other than temporary impairment losses for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$10,334	$2,228	$16,461	$3,371
Gross realized losses	(2,619)	(170)	(2,672)	(283)
	7,715	2,058	13,789	3,088
Equity securities:
Gross realized gains	3,279	200	3,282	255
	3,279	200	3,282	255
Mortgage loans on real estate:
Impairment losses	(5,484)	—	(6,484)	—
	$5,510	$2,258	$10,587	$3,343

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

The determination of the credit loss component of a mortgage-backed security is based on a number of factors.  The primary consideration in this evaluation process is the issuer’s ability to meet current and future interest and principal payments as contractually stated at time of purchase.  Our review of these securities includes an analysis of the cash flow modeling under various default scenarios considering independent third party benchmarks, the seniority of the specific tranche within the structure of the security, the composition of the collateral and the actual default, loss severity and prepayment experience exhibited.  With the input of third party assumptions for default projections, loss severity and prepayment expectations, we evaluate the cash flow projections to determine whether the security is performing in accordance with its contractual obligation.

We utilize the models from a leading structured product software specialist serving institutional investors.  These models incorporate each security’s seniority and cash flow structure.  In circumstances where the analysis implies a potential for principal loss at some point in the future, we use the “best estimate” cash flow projection discounted at the security’s effective yield at acquisition to determine the amount of our potential credit loss associated with this security.  The discounted expected future cash flows equates to our expected recovery value.  Any shortfall of the expected recovery when compared to the amortized cost of the security will be recorded as the credit loss component of other than temporary impairment.

The cash flow modeling is performed on a security-by-security basis and incorporates actual cash flows on the mortgage-backed securities through the current period, as well as the projection of remaining cash flows using a number of assumptions including default rates, prepayment rates and loss severity rates.  The default curves we use are tailored to the Prime or Alt-A mortgage-backed securities that we own, which assume lower default rates and loss severity for Prime securities versus Alt-A securities.  These default curves are scaled higher or lower depending on factors such as current underlying mortgage loan performance, rating agency loss projections, loan to value ratios, geographic diversity, as well as other appropriate considerations.  The default curves generally assume lower loss levels for older vintage securities versus more recent vintage securities, which reflects the decline in underwriting standards over the years.

The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on mortgage-backed securities which are all senior level tranches  within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Prime	2005	7.7%	7.7%	7%	7%	50%	50%
	2006	6.5%	9.2%	8%	14%	35%	55%
	2007	5.8%	7.9%	10%	31%	40%	50%

Alt-A	2005	5.6%	8.7%	10%	16%	10%	55%
	2006	6.0%	7.3%	18%	27%	50%	60%
	2007	6.2%	7.4%	15%	52%	45%	70%

The determination of the credit loss component of a corporate bond (including redeemable preferred stocks) is based on the underlying financial performance of the issuer and their ability to meet their contractual obligations.  Considerations in our evaluation include, but are not limited to, credit rating changes, financial statement and ratio analysis, changes in management, large changes in credit spreads, breaches of financial covenants and a review of the economic outlook for the industry and markets in which they trade.  In circumstances where an issuer appears unlikely to meet its future obligation, or the security’s price decline is deemed other than temporary, an estimate of credit loss is determined.  Credit loss is calculated using default probabilities as derived from the credit default swaps markets in conjunction with recovery rates derived from independent third party analysis or a best estimate of credit loss.  This credit loss rate is then incorporated into a present value calculation based on an expected principal loss in the future discounted at the yield at the date of purchase and compared to amortized cost to determine the amount of credit loss associated with the security.

The following table summarizes other than temporary impairments by asset type:

				Three Months
				Ended
	Three Months Ended September 30, 2009			September 30, 2008
	Total Other	Included in	Net
	Than	Other	Impairment	Impairment
	Temporary	Comprehensive	Losses	Losses
	Losses	Income	in Operations	in Operations
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
Corporate securities	$(3,830)	$(2,953)	$(6,783)	$(15,848)
Residential mortgage-backed securities	(78,712)	52,594	(26,118)	—
Equity securities, available for sale	(11,674)	—	(11,674)	(45,384)
	$(94,216)	$49,641	$(44,575)	$(61,232)

				Nine Months
				Ended
	Nine Months Ended September 30, 2009			September 30, 2008
	Total Other	Included in	Net
	Than	Other	Impairment	Impairment
	Temporary	Comprehensive	Losses	Losses
	Losses	Income	in Operations	in Operations
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$(245)	$—	$(245)	$—
Corporate securities	(9,785)	(2,756)	(12,541)	(33,673)
Residential mortgage-backed securities	(140,454)	110,768	(29,686)	(3,249)
Equity securities, available for sale	(21,184)	—	(21,184)	(57,833)
	$(171,668)	$108,012	$(63,656)	$(94,755)

The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(43,554)	$(34,229)
Credit losses on securities for which an other than temporary impairment was not previously recognized	(6,015)	(13,083)
Additional credit losses on securities for which an other than temporary impairment was previously recognized	(26,887)	(29,389)
Losses included in beginning balance on securities sold during the period	5,210	5,455
	$(71,246)	$(71,246)

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security for securities that are part of our investment portfolio at September 30, 2009:

	September 30, 2009 Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	September 30, 2009 Fair Value
	(Dollars in thousands)
Corporate securities	$35,725	$(12,982)	$7,426	$30,169
Residential mortgage-backed securities	701,034	(180,224)	8,353	529,163
Equity securities:
Finance, insurance and real estate	37,227	—	13,168	50,395
	$773,986	$(193,206)	$28,947	$609,727

Trading securities consist of fixed maturity and equity securities in designated portfolios, which support funds withheld reinsurance arrangements.  Investment results for these portfolios, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangements.  Trading securities are carried at fair value and changes in fair value are recorded as changes in the funds withheld reinsurance liability, as the funds withheld are being held on deposit to support the amount of reinsurance recoverable.  The fair value of our trading securities is determined in the same manner as our securities classified as available for sale.

Trading securities at fair value retained in connection with reinsurance arrangements consisted of the following:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
United States Government sponsored agencies	$3,517	$—
U.S. states, territories and political subdivisions	24,763	—
Corporate securities	66,841	—
Mortgage-backed securities	229,334	—
Equity securities	46,883	—
Total trading securities	$371,338	$—

5.  Mortgage Loans on Real Estate

Our mortgage loan portfolio totaled $2.4 billion and $2.3 billion at September 30, 2009 and December 31, 2008, respectively, with commitments outstanding of $31.5 million at September 30, 2009.  The portfolio consists of commercial mortgage loans collateralized by the related properties and diversified as to property type, location and loan size.  Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to reduce the risk of default. The mortgage loan portfolio is summarized by geographic region and property type as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$541,057	22.7%	$537,303	23.1%
Middle Atlantic	165,905	7.0%	161,222	6.9%
Mountain	379,368	16.0%	386,988	16.6%
New England	44,953	1.9%	44,517	1.9%
Pacific	208,349	8.8%	194,301	8.3%
South Atlantic	443,566	18.6%	421,507	18.1%
West North Central	410,342	17.3%	397,375	17.1%
West South Central	182,293	7.7%	186,611	8.0%
	$2,375,833	100.0%	$2,329,824	100.0%
Property type distribution
Office	$651,572	27.4%	$655,278	28.1%
Medical Office	141,016	5.9%	142,409	6.1%
Retail	546,014	23.0%	551,172	23.7%
Industrial/Warehouse	583,588	24.6%	552,012	23.7%
Hotel	156,146	6.6%	154,671	6.6%
Apartment	119,163	5.0%	111,933	4.8%
Mixed use/other	178,334	7.5%	162,349	7.0%
	$2,375,833	100.0%	$2,329,824	100.0%

As of September 30, 2009, we have two mortgage loans that we completed foreclosure proceedings and obtained the underlying collateral which we are accounting for as real estate held for sale.  The principal balance outstanding on the loans at the dates of foreclosure was $8.9 million and no loss was recognized since the fair value of the properties acquired less the estimated costs to sell exceeds the amounts outstanding on the loan.  We have five mortgage loans with a total outstanding balance of $14.6 million that were in default and we have commenced foreclosure proceedings.

We evaluate our mortgage loan portfolio for the purpose of determining the need to establish a loan loss reserve.  We accomplish this by specific identification of impaired loans and the measurement of an estimated loss for each individual loan identified.  In addition, we analyze the mortgage loan portfolio for the need of a general loan allowance for probable losses on all other loans.  The amount of the general loan allowance is based upon management’s evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions.  Based upon this process and analysis, we have determined that no general loan loss allowance was necessary.  A mortgage loan is impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  We recorded impairment losses of $5.5 million and $6.5 million during the three and nine months ended September 30, 2009, respectively, on specific mortgage loans with a total outstanding balance of $12.5 million and $18.4 million during the three and nine months ended September 30, 2009, respectively, for which  principal amounts outstanding exceed the fair value of the collateral real estate less projected costs to sell the properties.

A summary of impaired commercial mortgage loans as of September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Impaired mortgage loans with allowances for losses	$18,384	$—
Impaired mortgage loans with no allowance for losses	58,862	20,983
Allowance for probable loan losses	(6,484)	—
Net carrying value of impaired mortgage loans	$70,762	$20,983

Mortgage loans summarized in the preceding table represent all loans that we are either not currently collecting, or those we feel it is probable we will not be able to collect, all amounts due according to the contractual terms of the loan agreements. We have not recognized an allowance on any of our impaired mortgage loans for which the present value of our expected future cash flows have not decreased. Should the delinquency rate or loss performance of our commercial mortgage loan portfolio increase significantly, the increase could have an adverse effect on our results.

6.  Derivative Instruments

We recognize all derivative instruments as assets or liabilities in the consolidated balance sheets at fair value.  None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the  consolidated statements of operations.

The fair value of our derivative instruments, including derivative instruments embedded in index annuity contracts, presented in the  consolidated balance sheets are as follows:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
ASSETS
Derivative instruments
Call options	$364,041	$58,358
Interest rate swaps	—	(1,770)
	$364,041	$56,588
LIABILITIES
Policy benefit reserves - annuity products
Index annuities-embedded derivatives	$1,248,912	$998,015
Other liabilities
Interest rate swaps	2,227	—
	$1,251,139	$998,015

The change in fair value of derivatives included in the consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$123,121	$(83,598)	$110,019	$(313,987)
Interest rate swaps	(1,614)	(155)	(1,841)	(444)
	$121,507	$(83,753)	$108,178	$(314,431)
Change in fair value of embedded derivatives:
Index annuities	$259,737	$(37,100)	$414,636	$(237,969)

We have index annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specified market index.  When index annuity premiums are received, a portion of the premium is used to purchase derivatives consisting of call options on the applicable market indices to fund the index credits due to index annuity policyholders.  Substantially all such call options are one year options purchased to match the funding requirements of the underlying policies.  The call options are marked to fair value with the change in fair value included as a component of revenues.  The change in fair value of derivatives includes the gains or losses recognized at the expiration of the option term or upon early termination and the changes in fair value for open positions.  On the respective anniversary dates of the index policies, the index used to compute the annual index credit is reset and we purchase new one-year call options to fund the next annual index credit.  We manage the cost of these purchases through the terms of our index annuities, which permit us to change caps, participation rates, and/or asset fees, subject to guaranteed minimums on each policy’s anniversary date.  By adjusting caps, participation rates, or asset fees, we can generally manage option costs except in cases where the contractual features would prevent further modifications.

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

The notional amount and maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts are as follows:

	September 30, 2009			December 31, 2008
Counterparty	Credit Rating	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Bank of America	A+	$218,490	$4,360	$2,184,932	$4,593
BNP Paribas	AA	1,729,500	92,316	1,410,092	16,533
Lehman	NR	1,437	—	1,353,837	—
Bank of New York	AA-	152,150	7,820	641,405	3,541
Credit Suisse	A+	2,875,154	106,778	613,333	9,380
Barclays	AA-	254,793	10,599	694,967	13,618
SunTrust	A-	498,375	26,534	484,101	4,263
Wells Fargo (Wachovia)	AA	664,702	41,460	338,790	16
J.P. Morgan	AA-	1,234,280	74,174	312,943	6,296
Citi	NA	—	—	83,315	118
Others	NR	51	—	73,679	—
		$7,628,932	$364,041	$8,191,394	$58,358

As of September 30, 2009 we are holding $228.1 million of cash and cash equivalents received from counterparties for derivative collateral.

We had unsecured counterparty exposure in connection with options purchased from affiliates of Lehman Brothers (“Lehman”) which declared bankruptcy during the third quarter of 2008.  Except for a few options involving immaterial amounts, all options purchased from affiliates of Lehman have expired as of September 30, 2009.  The amount of option proceeds due on expired options purchased from Lehman that we did not receive payment on was $2.6 million for the third quarter of 2009 and $12.0 million for the nine months ended September 30, 2009.  No amount has been recognized for any recovery of these amounts that may result from our claim in Lehman’s bankruptcy proceedings.

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

Details regarding the interest rate swaps are as follows:

Maturity	Notional	Receive	Pay		September 30, 2009	December 31, 2008
Date	Amount	Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
April 29, 2009	$20,000	*LIBOR	4.94%	Bank of America	$—	$(257)
December 15, 2009	20,000	*LIBOR	4.93%	Bank of America	(234)	(719)
September 15, 2010	20,000	*LIBOR (a)	5.19%	Bank of America	(189)	(325)
April 7, 2011	20,000	*LIBOR (a)	5.23%	Bank of America	(331)	(469)
October 15, 2011	15,000	**LIBOR	1.54%	SunTrust	(141)	—
October 31, 2011	30,000	**LIBOR	1.51%	SunTrust	(231)	—
October 31, 2011	30,000	**LIBOR	1.61%	SunTrust	(299)	—
October 31, 2011	30,000	**LIBOR	1.77%	SunTrust	(802)	—
	$185,000				$(2,227)	$(1,770)

* - three month London Interbank Offered Rate

** - one month London Interbank Offered Rate

(a) - subject to a floor of 4.25%

7. Reinsurance

Effective July 1, 2009, we entered into two funds withheld coinsurance agreements with Athene Life Re Ltd. (“Athene”), a Bermuda life reinsurer.  One agreement cedes 20% of certain of our index annuities issued from January 1, 2009, through December 31, 2009.  The other agreement cedes 80% of our multi-year rate guaranteed annuities issued on or after July 1, 2009.

Coinsurance deposits (aggregate policy benefit reserves transferred to Athene under these agreements) were $577.3 million at September 30, 2009.  We remain liable to policyholders with respect to the policy liabilities ceded to Athene should Athene fail to meet the obligations it has coinsured.  The annuity deposits that have been ceded to Athene are being held by us on a funds withheld basis.  The funds withheld are presented in our consolidated balance sheet as trading securities and restricted cash with a corresponding funds withheld reinsurance liability that represents the fair value of the funds withheld.  The balance due under these agreements with Athene was $9.8 million at September 30, 2009 and represents the fair value of call options held by the Company to fund index credits related to the ceded business net of cash due from Athene related to monthly settlements of policy activity.

8.  Income Taxes

In 2008, we recorded a valuation allowance of $34.5 million on deferred income tax assets related to capital loss carryforwards and other than temporary impairments on investment securities, as utilization of the income tax benefits from a portion of these items was not more likely than not due to the fact that we had insufficient future taxable income from capital gain sources.  The valuation allowance was eliminated in 2009 due to an increase in anticipated future taxable income from capital gain sources, which resulted from an increase in unrealized gains on securities in our available for sale investment portfolio which may be sold as part of a tax planning strategy to generate capital gains to offset capital losses.

The effective tax rate for the third quarter of 2009 was more than the applicable statutory federal income tax rate of 35% primarily due to state income tax benefits attributable to losses in the non-life subgroup.  The effective tax rate for the nine months ended September 30, 2009 was less than the applicable statutory federal income tax rate of 35% primarily due to a decrease in the deferred tax valuation allowance for capital loss carryforwards and other than temporary impairments on investment securities which decreased income tax expense for the first quarter of 2009 by $3.6 million.  The remainder of the deferred tax valuation allowance of $30.9 million was eliminated in the second quarter of 2009 and was recognized in accumulated other comprehensive income.  The effective tax rates for the 2008 periods were more than the applicable statutory federal income tax rate of 35% primarily due to the establishment of a deferred tax valuation allowance for deferred income tax assets related to capital loss carryforwards and other than temporary impairments on investment securities which increased income tax expense in the 2008 periods by $22.5 million.

9.  Contingent Convertible Senior Notes

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

The notes are accounted for separately as a liability component and an equity component in the consolidated balance sheets.  The liability component and equity component are as follows:

	September 30, 2009	December 31, 2008
		(As Adjusted)
	(Dollars in thousands)
Notes payable:
Principal amount of liability component	$144,766	$181,924
Unamortized discount	(8,097)	(13,284)
Net carrying amount of liability component	$136,669	$168,640

Additional paid-in capital:
Carrying amount of equity component	$22,637	$22,637

The discount is being amortized over the expected life of the notes, which is December 15, 2011, the date at which we may redeem the notes or the holders may require us to repurchase the notes.  The effective interest rate on the notes is 8.5%.  The interest cost recognized in operations, inclusive of the 5.25% coupon and amortization of the discount and debt issue costs, recognized for the three months and nine months ended September 30, 2009 was $2.9 million and $9.7 million, respectively and $1.2 million and $10.5 million for the same periods in 2008.

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

We may redeem some or all of the notes at any time on or after December 15, 2011.  In addition, the holders may require us to repurchase all or a portion of their notes on December 15, 2011, 2014 and 2019 and upon a change in control, as defined in the indenture governing the notes, holders may require us to repurchase all or a portion of their notes for a period of time after the change in control.  The redemption price or repurchase price shall be payable in cash and equal to 100% of the principal amount of the notes plus accrued and unpaid interest (contingent interest and liquidated damages, if any) up to but not including the date of redemption or repurchase.  We reacquired $34.0 million of the notes during the nine months ended September 30, 2008.  In connection with those debt extinguishments, we recognized losses of $1.4 million for the nine months ended September 30, 2008.

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

10.  Contingencies

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

We are a defendant in two cases seeking class action status, including (i) Stephens v. American Equity Investment Life Insurance Company, et. al., in the San Luis Obispo Superior Court, San Francisco, California (complaint filed November 29, 2004) (the “SLO Case”) and (ii) McCormack, et al. v. American Equity Investment Life Insurance Company, et al.,  in the United States District Court for the Central District of California, Western Division and Anagnostis v. American Equity, et al., coordinated in the Central District, entitled, In re American Equity Annuity Practices and Sales Litigation (complaint filed September 7, 2005) (the “Los Angeles Case”).

The plaintiffs in the SLO Case seek to represent a class of individuals who are California residents and who either purchased their annuity from us through a co-defendant marketing organization or who purchased one of a defined set of particular annuities issued by us.  The named plaintiffs in this case are:  Chalys M. Stephens and John P. Stephens.  Plaintiffs seek injunctive relief and restitution on behalf of all class members under California Business & Professions Code section 17200 et seq.; compensatory damages for breach of contract and breach of fiduciary duty; other pecuniary damages under California Civil Code section 1750 and California Welfare & Institutions Codes section 15600 et seq.; and punitive damages under common law causes of action for fraud and breach of the covenant of good faith and fair dealing.  On November 3, 2008, the court issued an order certifying the class.  We are vigorously defending the underlying allegations and are seeking to decertify a portion of the class and may seek to decertify the entire class after further discovery into the merits of the case.

The Los Angeles Case is a consolidated action involving several lawsuits filed by individuals,  and the individuals are seeking class action status for a national class of purchasers of annuities issued by us.  The named plaintiffs in this consolidated case are Bernard McCormack, Gust Anagnostis by and through Gary S. Anagnostis and Robert C. Anagnostis, Regina Bush by and through Sharon Schipiour, Lenice Mathews by and through Mary Ann Maclean and George Miller.  The allegations generally attack the suitability of sales of deferred annuity products to persons over the age of 65.  The plaintiffs seek recessionary and injunctive relief including restitution and disgorgement of profits on behalf of all class members under California Business & Professions Code section 17200 et seq. and Racketeer Influenced and Corrupt Organizations Act; compensatory damages for breach of fiduciary duty and aiding and abetting of breach of fiduciary duty; unjust enrichment and constructive trust; and other pecuniary damages under California Civil Code section 1750 and California Welfare & Institutions Codes section 15600 et seq. We are vigorously defending against both class action status as well as the underlying claims.

11.  Sale of Our Common Stock

On August 20, 2009, we entered into distribution agreements with Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC (“FPK”) and Sandler O’Neill & Partners, L.P. Under the distribution agreements, we can offer and sell shares of our common stock up to an aggregate offering price of $50,000,000. From August 20, 2009 through September 30, 2009, we sold 132,300 shares of our common stock at an average price of $8.26 per share, resulting in gross proceeds to us of $1.09 million. The aggregate net proceeds from such sales were $0.99 million after deducting related expenses, including $30,036 in gross sales commissions paid to FPK.

12.  Earnings Per Share

The following table sets forth the computation of earnings (loss) per common share and earnings (loss) per common share - assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) - numerator for earnings (loss) per common share	$(2,978)	$(11,716)	$32,509	$39,996
Interest on convertible subordinated debentures (net of income tax benefit)	259	259	777	783
Numerator for earnings (loss) per common share - assuming dilution	$(2,719)	$(11,457)	$33,286	$40,779

Denominator:
Weighted average common shares outstanding (1)	58,029,697	52,916,026	55,462,097	54,075,275
Effect of dilutive securities:
Convertible subordinated debentures	2,734,528	2,761,318	2,734,528	2,763,899
Stock options and deferred compensation agreements	68,410	158,028	34,501	113,662
Denominator for earnings (loss) per common share - assuming dilution	60,832,635	55,835,372	58,231,126	56,952,836

Earnings (loss) per common share	$(0.05)	$(0.22)	$0.59	$0.74
Earnings (loss) per common share - assuming dilution	$(0.05)	$(0.22)	$0.57	$0.72

(1) Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.

Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings (loss) per share because the options’ exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
Three months ended September 30, 2009	1,769,489	$8.67 - $14.34
Nine months ended September 30, 2009	2,389,289	$6.96 - $14.34
Three months ended September 30, 2008	1,207,239	$9.00 - $14.34
Nine months ended September 30, 2008	1,224,739	$8.67 - $14.34

13. Subsequent Events

We evaluated subsequent events through November 9, 2009, which is the date the consolidated financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis reviews our unaudited consolidated financial position at September 30, 2009, and the unaudited consolidated results of operations for the three and nine month periods ended September 30, 2009 and 2008, and where appropriate, factors that may affect future financial performance.  This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2008.  All prior period amounts are presented as adjusted due to the adoption of Financial Accounting Standards Board (“FASB”) guidance for accounting for convertible debt instruments that may be settled partially or totally in cash upon conversion.

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

•                  regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products; and

•                  the risk factors or uncertainties listed from time to time in our filings with the SEC.

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

Annuity deposits by product type collected during the three months and nine months ended September 30, 2009 and 2008, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2009	2008	2009	2008
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$434,233	$315,915	$1,163,375	$1,040,534
Fixed strategy	482,034	247,122	1,462,926	669,052
	916,267	563,037	2,626,301	1,709,586
Fixed rate annuities:
Single-year rate guaranteed	37,462	7,379	76,878	21,350
Multi-year rate guaranteed	26,255	1,422	74,436	4,065
	63,717	8,801	151,314	25,415
Total before coinsurance ceded	979,984	571,838	2,777,615	1,735,001
Coinsurance ceded	514,031	178	514,620	1,149
Net after coinsurance ceded	$465,953	$571,660	$2,262,995	$1,733,852

Annuity deposits before coinsurance ceded increased 71% during the three months ended September 30, 2009 compared to the same period in 2008, and 60% during the nine months ended September 30, 2009 compared to the same period in 2008.  We attribute these increases to several factors, including our continued strong relationships with our national marketing organizations and field force of licensed, independent insurance agents, the increased attractiveness of safe money products in volatile markets, lower interest rates on competing products such as bank certificates of deposit and product enhancements including a new generation of guaranteed income withdrawal benefit riders.  In addition, we have benefitted during the first nine months of 2009 from the actions of several significant competitors who have restricted their capacity to accept new business.  The extent to which this trend will be sustained in future periods is uncertain.  While we have the capital resources to accept more business than was sold in 2008, our capacity is not unlimited and sales growth must be matched with available capital resources to maintain desired financial strength ratings from credit rating agencies and in particular, A.M. Best Company.  Toward this end, effective June 1, 2009, we restructured our payment of commissions to agents on new sales by reducing the amount of commission paid at the time of sale but providing for additional commission payments on the first and second anniversaries of the date a policy was issued.  This change will initially increase our statutory earnings and capital and surplus and our capacity to accept new business.  It is uncertain what impact the change will have on the agents’ willingness to sell business for us.  During the second quarter of 2009 we also amended one of our reinsurance agreements with Hannover Life Reassurance Company of America to include certain policy forms that were not in existence in 2005 when the agreement was executed.  This amendment increased the statutory reinsurance reserve credit by approximately $37.4 million at June 30, 2009.  Effective July 1, 2009 we entered into two reinsurance arrangements with a newly formed reinsurance company to reinsure on a funds withheld coinsurance basis 20% of the annuity deposits received in 2009 from our two top selling index annuity products and 80% of the annuity deposits received after June 30, 2009 from a multi-year rate guaranteed fixed annuity product.  Our objective with these agreements is to manage our new business growth to a maximum of $3 billion of net annuity deposits for 2009.  These reinsurance arrangements resulted in the significant increases in coinsurance ceded annuity deposits for the 2009 periods in the table above.

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the “investment spread”.  Our investment spread is summarized as follows:

	Nine Months Ended September 30,
	2009	2008

Average yield on invested assets	6.32%	6.18%
Cost of money:
Aggregate	3.29%	3.45%
Cost of money for index annuities	3.27%	3.46%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.26%	3.26%
Multi-year rate guaranteed	3.90%	3.90%
Investment spread:
Aggregate	3.03%	2.73%
Index annuities	3.05%	2.72%
Fixed rate annuities:
Annually adjustable	3.06%	2.92%
Multi-year rate guaranteed	2.42%	2.28%

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

Results of Operations

Three and Nine Months Ended September 30, 2009 and 2008

Net income (loss) decreased 75% to $(3.0) million for the third quarter of 2009 and decreased 19% to $32.5 million for the nine months ended September 30, 2009 compared to $(11.7) million and $40.0 million for the same periods in 2008.  Net income for the nine months ended September 30, 2008 includes the impact of the adoption of the fair value measurement accounting standards as discussed below.  Net income for the nine months ended September 30, 2009 includes the impact of applying the FASB guidance for recognition and presentation of other than temporary impairments that was released in April 2009 as discussed below.

Net income has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business.  Average annuity account values outstanding increased 14% for the third quarter of 2009 and 13% for the nine months ended September 30, 2009 compared to the same periods in 2008.  Our investment spread measured on a percentage basis was 3.13% for the third quarter of 2009 and 3.03% for the nine months ended September 30, 2009 compared to 2.83% and 2.73% for the same periods in 2008.  The increase in investment spread resulted from a higher investment yield earned on average assets due to higher yield on investments purchased throughout 2008 and during the first nine months of 2009 and a lower aggregate cost of money on our index annuities.  The lower cost of money for index annuities during 2009 was due to adjustments we made throughout 2007 to caps, participation rates and asset fees to manage the cost of options purchased to fund the annual index credits.  The benefit from these adjustments was not fully recognized until the fourth quarter of 2008.

The comparability of the amounts is significantly impacted by net realized gains on investments, net other than temporary impairment (“OTTI”) losses recognized in operations, gain (loss) on extinguishment of debt and the impact of fair value accounting for index annuity derivatives and embedded derivatives.  We estimate that these items increased (decreased) net income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Net realized gains and net impairment losses on investments recognized in operations	$(11,491)	$(39,222)	$(10,954)	$(49,140)
Gain (loss) on extinguishment of debt	—	(16)	1,812	(793)
Change in fair value of index annuity derivatives and embedded derivatives	(18,162)	5,507	(27,007)	33,093

Net realized gains on investments and net impairment losses recognized in operations fluctuate from period to period based upon changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other than temporary impairments.  We adopted the FASB guidance for recognition and presentation of other than temporary impairments that was released in April 2009 on January 1, 2009, which amended the determination of the amount of other than temporary impairments recognized in the statement of operations resulting in the noncredit portion of other than temporary impairments being recognized in accumulated other comprehensive income for debt securities that we do not intend to sell and it is not more likely than not we will be required to sell but also do not expect to recover the entire amortized cost basis of the security.  The amounts disclosed above are net of related reductions in amortization of deferred sales inducements and deferred policy acquisition costs and income taxes.  The net loss for the nine months ended September 30, 2009 includes a benefit of $3.6 million for the reduction of the deferred tax valuation allowance related to other than temporary impairments.

Amounts attributable to fair value accounting for index annuity derivatives and embedded derivatives fluctuate from period to period based upon changes in fair values of call options purchased to fund annual index credits for index annuities and changes in the interest rates used to discount the embedded derivative liabilities. The amounts disclosed above are net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and income taxes. The significant changes in the impact from this item disclosed above relate primarily to changes in the interest rates used to discount the embedded derivative liabilities. Pursuant to fair value measurements accounting standards adopted prospectively on January 1, 2008, the discount rates are based on risk-free interest rates adjusted for our non performance risk. These rates decreased materially in the three months and nine months ended September 30, 2009 resulting in decreases in net income for those periods. Prior to the adoption of the fair value measurements accounting standards, the discount rates used were risk-free interest rates without adjustment for our non performance risk. The change to discount rates including our non performance risk resulted in a decrease in policy benefit reserves on January 1, 2008 of $150.6 million. The net income impact of this decrease in reserves net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and income taxes was $40.7 million.

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

There was no unlocking necessary during the 2009 periods and the three months ended September 30, 2008.  The impact of unlocking for the nine months ended September 30, 2008 was a $2.2 million decrease in the amortization of deferred sales inducements and a $4.6 million increase in amortization of deferred policy acquisition costs for a net increase in amortization of $2.4 million.  The impact of unlocking is primarily due to the impact of actual surrender experience on certain older business, offset in part by increases in the estimates of projected future interest margins and reductions in the estimates of projected future policy maintenance expenses.

Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for living income benefit riders) increased 19% to $15.8 million for the third quarter of 2009 and 27% to $47.5 million for the nine months ended September 30, 2009 compared to $13.3 million and $37.3 million for the same periods in 2008.  Product charges for the three months and nine months ended September 30, 2009 include $1.7 million and $3.0 million, respectively, of fees deducted from policyholder account balances for living income benefit riders. Surrender charges fluctuate from period to period based upon policyholder behavior and have generally increased during the 2009 periods consistent with growth in the volume of business in force.

Net investment income increased 15% to $241.5 million in the third quarter of 2009 and 13% to $688.9 million for the nine months ended September 30, 2009 compared to $210.0 million and $607.5 million for the same periods in 2008.  These increases were principally attributable to the growth in our annuity business and corresponding increases in our invested assets and the average yield earned on investments.  Average invested assets (on an amortized cost basis) excluding derivative instruments increased 12% to $15.1 billion in the third quarter of 2009 and 11% to $14.5 billion for the nine months ended September 30, 2009 compared to $13.6 billions and $13.1 billion for the same periods in 2008.  The average yield earned on average invested assets was 6.38% in the third quarter of 2009 and 6.32% for the nine months ended September 30, 2009 compared to 6.20% and 6.18% for the same periods in 2008.  The increase in the yield earned on average invested assets was attributable to higher yields on investments purchased throughout 2008 and during the nine months ended September 30, 2009.

Change in fair value of derivatives (principally call options purchased to fund annual index credits on index annuities) is affected by the performance of the indices upon which our options are based and the aggregate cost of options purchased.  The components of change in fair value of derivatives are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Call options:
Loss on option expiration	$(65,118)	$(75,062)	$(197,182)	$(196,265)
Change in unrealized gain (loss)	188,239	(8,536)	307,201	(117,722)
Interest rate swaps	(1,614)	(155)	(1,841)	(444)
	$121,507	$(83,753)	$108,178	$(314,431)

The differences between the change in fair value of derivatives between years are primarily due to the performance of the indices upon which our call options are based.  A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices.  The range of index appreciation for options expiring during the three months and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
S&P 500 Index
Point-to-point strategy	0.0% - 0.0%	0.0% - 0.0%	0.0% - 0.0%	0.0% - 2.6%
Monthly average strategy	0.0% - 0.0%	0.0% - 0.0%	0.0% - 0.0%	0.0% - 6.4%
Monthly point-to-point strategy	0.0% - 0.0%	0.0% - 0.0%	0.0% - 0.0%	0.0% - 0.0%
Lehman Brothers U.S. Aggregate and U.S. Treasury indices 4.2% - 6.3%	6.0% - 6.4%	4.5% - 10.8%	1.6% - 6.4%	4.5% - 12.6%

Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the index annuity policies (caps, participation rates and asset fees) which allow us to manage the cost of the options purchased to fund the annual index credits.  The change in fair value of derivatives is also influenced by the aggregate cost of options purchased.  The aggregate cost of options has increased primarily due to an increased amount of index annuities in force.  The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing.  Costs for options purchased during the nine months ended September 30, 2009 decreased compared to the same period in 2008 due to adjustments to caps, participation rates and asset fees.  See Critical Accounting Policies - Derivative Instruments - Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2008.

We had unsecured counterparty exposure in connection with options purchased from affiliates of Lehman Brothers (“Lehman”) which declared bankruptcy during the third quarter of 2008.  Except for a few options involving immaterial amounts, all options purchased from affiliates of Lehman have expired as of September 30, 2009.  The amount of option proceeds due on expired options purchased from Lehman that we did not receive payment on was $2.6 million for the third quarter of 2009 and $12.0 million for the nine months ended September 30, 2009.  No amount has been recognized for any recovery of these amounts that may result from our claim in Lehman’s bankruptcy proceedings.

Net realized gains on investments, excluding OTTI losses include gains and losses on the sale of securities and impairment losses on mortgage loans on real estate and fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investments.  The components of net realized gains on investments for the three months and nine months ended September 30, 2009 and 2008 are set forth in the table that follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$9,340	$2,228	$15,467	$3,371
Gross realized losses	(1,625)	(170)	(1,678)	(283)
	7,715	2,058	13,789	3,088
Equity securities:
Gross realized gains	3,279	200	3,282	255
	3,279	200	3,282	255
Mortgage loans on real estate:
Impairment losses	(5,484)	—	(6,484)	—
	$5,510	$2,258	$10,587	$3,343

Gross realized gains have increased in the 2009 periods due to tax planning strategies to generate taxable capital gains that will permit deduction of capital losses for income tax purposes. Gross realized losses in the 2009 periods primarily relate to two securities that experienced credit events in the three months ended September 30, 2009 resulting in the decision to sell the securities at a loss. See Financial Condition — Investments for additional discussion of impairment losses recognized on mortgage loans on real estate.

Net OTTI losses recognized in operations decreased 27% to $44.6 million in the third quarter of 2009 and 33% to $63.7 million for the nine months ended September 30, 2009 compared to $61.2 million and $94.8 million for the same periods in 2008.  See Financial Condition - Investments for additional discussion of write downs of securities for other than temporary impairments.

Gain (loss) on extinguishment of debt includes a $3.1 million gain on an exchange of five million shares of our common stock for $37.2 million of our 5.25% contingent convertible senior notes in May 2009.  The fair value of our common stock exchanged totaled $31.3 million and the notes extinguished carried unamortized debt issue costs and debt discount totaling $2.8 million.  We used $32.3 million in cash, of which $0.4 million was assigned to reacquire the equity component of the debt, to extinguish $34.0 million of our 5.25% contingent convertible senior notes that carried unamortized debt discount and debt issue costs totaling $3.5 million during the nine months ended September 30, 2008.  The 2008 transactions resulted in losses on extinguishment of debt of $1.4 million for nine months ended September 30, 2008.

Interest sensitive and index product benefits increased 49% to $75.3 million in the third quarter of 2009 and 34%

to $207.0 million for the nine months ended September 30, 2009 compared to $50.4 million and $154.0 million for the same periods in 2008.  The components of interest credited to account balances are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Index credits on index policies	$7,740	$5,047	$25,259	$29,264
Interest credited (including changes in minimum guaranteed interest for index annuities)	65,897	45,340	178,794	124,768
Living income benefit rider	1,651	—	2,975	—
	$75,288	$50,387	$207,028	$154,032

The changes in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options.  Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $0.7 million and $5.7 million for the three months and nine months ended September 30, 2009, respectively, compared to $4.4 million and $25.6 million for the same periods in 2008.  Proceeds for the 2009 periods were adversely affected by the Lehman defaults as discussed above.  The increase in interest credited was due to an increase in the average amount of annuity liabilities outstanding receiving a fixed rate of interest and an increase in minimum guaranteed interest for index annuities.  The increase in minimum guaranteed interest for index annuities is directly attributable to the weak equity market performance during prior periods which resulted in smaller index credits.  The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 13% during the nine months ended September 30, 2009 to $15.1 billion from $13.3 billion during the same period in 2008.

Amortization of deferred sales inducements decreased to $(8.1) million in the third quarter of 2009 and 48% to $17.8 million for the nine months ended September 30, 2009 compared to $6.8 million and $34.2 million for the same periods in 2008.  The 2008 periods include the impact of unlocking discussed above.  In general, amortization of deferred sales inducements has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products.  Bonus products represented 94% and 92% of our total annuity deposits during the nine months ended September 30, 2009 and 2008, respectively.  The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our index annuity business and amortization associated with the net realized gains on investments and net OTTI losses recognized in operations.

Fair value accounting for derivatives and embedded derivatives utilized in our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts.  The change in fair value of the embedded derivatives will not correspond to the change in fair value of derivatives (purchased call options) because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceed ten years.  The gross profit adjustments resulting from fair value accounting for derivatives and embedded derivatives utilized in our index annuity business decreased amortization by $19.7 million in the third quarter of 2009 and $25.1 million for the nine months ended September 30, 2009 compared to increases of $6.9 million and $20.1 million for the same periods in 2008.  The gross profit adjustments from net realized gains on investments and net OTTI losses recognized in operations decreased amortization by $8.6 million in the third quarter of 2009 and $12.4 million for the nine months ended September 30, 2009 compared to decreases of $13.5 million and $19.8 million for the same periods in 2008.  Excluding the amortization amounts attributable to fair value accounting for derivatives and embedded derivatives and net realized gains on investments and net OTTI losses recognized in operations, amortization would have been $20.2 million and $55.3 million for the three months and nine months ended September 30, 2009, respectively, compared to $13.4 million and $33.9 million for the same periods in 2008.  See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Change in fair value of embedded derivatives was an increase of $259.7 million in the third quarter of 2009 and $414.6 million for the nine months ended September 30, 2009 compared to decreases of $37.1 million and $238.0 million for the same periods in 2008.  These changes resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund these index credits discussed above in change in fair value of derivatives; (ii) changes in discount rates used in estimating our liability for policy growth; (iii) changes in estimates of expected costs of annual call options that will be purchased in the future to fund index credits beyond the next policy anniversary; and (iv) the growth in the host component of the policy liability.  See Critical Accounting Policies - Derivative Instruments - Index Products included in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2008.  The primary reasons for the significant increases in the fair values of embedded derivatives for the three months and nine months ended September 30, 2009 were decreases in the discount rates used in estimating our liability for policy growth and increases in the expected index credits on the next policy anniversary dates which correlated with the change in fair value of derivatives discussed above.  The primary reasons for the significant decrease in the fair value of the embedded derivatives for the nine months ended September 30, 2008 were increases in the discount rates used in estimating our liability for policy growth and a decrease in our estimate of the expected future cost of annual call options.  The increase in the discount rates to reflect our non performance risk upon the adoption of the fair value measurements accounting requirements on January 1, 2008 as discussed above decreased the fair value of embedded derivatives by $150.6 million and the decrease in the estimate of future option costs decreased the fair value of the embedded derivatives for 2008 by $51.6 million.

Interest expense on notes payable decreased 33% to $3.4 million in the third quarter of 2009 and 25% to $11.3 million for the nine months ended September 30, 2009 compared to $5.0 million and $15.1 million for the same periods in 2008.  These decreases were primarily attributable to the retirement of $78.1 million principal amount of our 5.25% contingent convertible notes during 2008 and extinguishment of $37.2 million principal amount of our 5.25% contingent convertible senior notes through the exchange of five million shares of our common stock in the second quarter of 2009.  This decrease in interest expense on notes payable was offset in part by interest on borrowings under our revolving line of credit, which had a weighted average interest rate of 1.70% and 4.07% for the nine months ended September 30, 2009 and 2008, respectively.  The average borrowings outstanding under the line of credit were $100.9 million and $24.5 million for the nine months ended September 30, 2009 and 2008, respectively.

Interest expense on subordinated debentures decreased 18% to $3.8 million in the third quarter of 2009 and 17% to $12.1 million for the nine months ended September 30, 2009 compared to $4.7 million and $14.5 million for the same periods in 2008.  These decreases were primarily due to decreases in the weighted average interest rates on the outstanding subordinated debentures which were 5.92% and 7.16% for the nine months ended September 30, 2009 and 2008, respectively.  The weighted average interest rates have decreased because $149.0 million principal amount of the subordinated debentures have a floating rate of interest based upon the three month London Interbank Offered Rate.  See Financial Condition - Liabilities in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Interest expense on amounts due under repurchase agreements decreased 96% to $0.1 million in the third quarter of 2009 and 96% to $0.3 million for the nine months ended September 30, 2009 compared to $2.7 million and $7.7 million for the same periods in 2008.  These decreases were principally due to decreases in the borrowings outstanding and decreases in the weighted average interest rates on amounts borrowed.  Weighted average interest rates were 0.31% for the third quarter of 2009 and 0.41% for the nine months ended September 30, 2009 compared to 2.26% and 2.58% for the same periods in 2008, and average borrowings outstanding were $128.7 million for the third quarter of 2009 and $112.4 million for the nine months ended September 30, 2009 compared to $472.9 million and $397.3 million for the same periods in 2008.

Amortization of deferred policy acquisition costs decreased 115% to $(3.0) million in the third quarter of 2009 and 62% to $44.9 million for the nine months ended September 30, 2009 compared to $19.3 million and $118.6 million for the same periods in 2008.  The 2008 periods include the impact of unlocking discussed above.  In general, amortization of deferred policy acquisition costs has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products.  The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our index annuity business and amortization associated with net realized gains on investments and net OTTI losses recognized in operations.

As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our index annuity contracts.  The gross profit adjustments resulting from fair value accounting for derivatives and embedded derivatives utilized in our index annuity business decreased amortization by $31.8 million in the third quarter of 2009 and $56.1 million for the nine months ended September 30, 2009 compared to increases of $5.7 million and $49.9 million for the same periods in 2008.  The gross profit adjustments from net realized gains on investments and net OTTI losses recognized in operations decreased amortization by $12.7 million in the third quarter of 2009 and $18.1 million for the nine months ended September 30, 2009 compared to decreases of $19.6 million and $30.3 million for the same periods in 2008.  Excluding the amortization amounts attributable to fair value accounting for derivatives and embedded derivatives and net realized gains on investments and net OTTI losses recognized in operations, amortization for the third quarter of 2009 would have been $41.5 million and $119.1 million for the nine months ended September 30, 2009 compared to $33.1 million and $99.0 million for the same periods in 2008.

Other operating costs and expenses increased 3% to $14.0 million in the third quarter of 2009 and 18% to $45.3 million for the nine months ended September 30, 2009 compared to $13.5 million and $38.6 million for the same periods in 2008.  These increases were principally attributable to increases in salaries and benefits of $0.6 million for the third quarter of 2009 and $3.1 million for the nine months ended September 30, 2009, increases in risk charges on reinsurance of $0.9 million for the third quarter of 2009 and $2.9 million for the nine months ended September 30, 2009, increases in general overhead costs of $0.9 million for the third quarter of 2009 and $1.6 million for the 9 months ended September 30, 2009 offset by decreases in legal costs of $2.2 million for the third quarter of 2009 and $1.8 million for the nine months ended September 30, 2009.  The increase in salaries and benefits for the third quarter of 2009 and the nine months ended September 30, 2009 was primarily due to an increase in the number of employees due to the growth in our business.  Also, we recorded post employment benefit expense of $1.2 million during the second quarter of 2009 related to a post employment benefit agreement with our Chairman, David J. Noble which was approved by our board of directors on June 4, 2009.  The increases in risk charges on reinsurance were due to a reinsurance treaty entered into on December 31, 2008 and the expansion of the inforce business covered under an existing reinsurance treaty during the second quarter of 2009.  The increases in general overhead costs were due to the growth in our business from increased sales.  The decreases in legal expense are primarily related to a decrease in the cost of defense related to ongoing litigation.

Income tax expense decreased 107% to $(2.1) million in the third quarter of 2009 and 80% to $11.3 million for the nine months ended September 30, 2009 compared to $28.1 million and $55.2 million for the same periods in 2008. These changes were primarily related to changes in income before income taxes and the impact of changes in the valuation allowance for deferred income tax assets related to capital loss carryforwards and other than temporary impairments on investment securities. The effective tax rates were 41.2% for the third quarter of 2009 and 25.8% for the nine months ended September 30, 2009 compared to 171.5% and 58.0% for the same periods in 2008. The effective tax rate for the third quarter of 2009 was more than the applicable statutory federal income tax rate of 35% primarily due to state income tax benefits attributable to losses in the non-life subgroup. The effective tax rate for the nine months ended September 30, 2009 was less than the applicable statutory federal income tax rate of 35% primarily due to a decrease in the deferred tax valuation allowance established in 2008 for capital loss carryforwards and other than temporary impairments which decreased income tax expense for the first quarter of 2009 by $3.6 million. This decrease was primarily due to an increase in anticipated future taxable income from capital gain sources which resulted from an increase in unrealized gains on available for sale investment securities which may be sold as part of a tax planning strategy to generate capital gains to offset capital losses. The effective tax rates for the 2008 periods were more than the applicable statutory federal income tax rate of 35% primarily due to the establishment of a deferred tax valuation allowance for deferred income tax assets related to capital loss carryforwards and other than temporary impairments on investment securities which increased income tax expense in the 2008 periods by $22.5 million.

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

The composition of our investment portfolio is summarized as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$3,292	—	$22,050	0.2%
United States Government sponsored agencies	5,907,567	36.8%	6,633,481	52.1%
U.S. states, territories and political subdivisions	305,129	1.9%	—	—
Corporate securities	4,042,364	25.2%	1,764,390	13.9%
Mortgage and asset backed securities	2,583,352	16.1%	1,813,274	14.3%
Total fixed maturity securities	12,841,704	80.0%	10,233,195	80.5%
Equity securities	94,076	0.6%	99,552	0.8%
Trading securities	371,338	2.3%	—	—
Mortgage loans on real estate	2,375,833	14.7%	2,329,824	18.3%
Derivative instruments	364,041	2.3%	56,588	0.4%
Other investments	9,332	0.1%	446	—
	$16,056,324	100.0%	$12,719,605	100.0%

During the nine months ended September 30, 2009 and 2008, we received $3.6 billion and $1.5 billion, respectively, in net redemption proceeds related to calls of our callable United States Government sponsored agency securities, of which $1.9 billion and $1.0 billion, respectively, were classified as held for investment.  We reinvested the proceeds from these redemptions primarily in United States Government sponsored agency securities, corporate fixed maturity securities and mortgage-backed securities classified as available for sale.  At September 30, 2009, 50% of our fixed income securities have call features and 8% were subject to call redemption.  Another 9% will become subject to call redemption through December 31, 2009.

Trading securities consist of fixed maturity and equity securities in designated portfolios, which support funds withheld reinsurance arrangements.  Investment results for these portfolios, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangements.  Trading securities are carried at fair value and changes in fair value are recorded as changes in the funds withheld reinsurance liability, as the funds withheld are being held on deposit to support the amount of reinsurance recoverable.  The fair value of our trading securities is determined in the same manner as our securities classified as available for sale.

A summary of our mortgage and asset backed portfolios by collateral type split by those that are rated investment grade and and those that are rated below investment grade based upon NRSRO designation, as well as summarized information on securities for which we have recognized OTTI:

	September 30, 2009			December 31, 2008
			Percent of			Percent of
			Fixed			Fixed
	Amortized		Maturity	Amortized		Maturity
	Cost	Fair Value	Securities	Cost	Fair Value	Securities
	(Dollars in thousands)			(Dollars in thousands)
Investment grade
Government agency	69,740	73,882	0.6%	72,959	74,923	0.7%
Prime	1,423,232	1,400,202	10.9%	1,382,684	1,198,272	11.7%
Alt-A	129,687	99,906	0.8%	357,059	280,182	2.7%
Non-mortgage	14,400	13,283	0.1%	16,841	15,764	0.2%
	1,637,059	1,587,273	12.4%	1,829,543	1,569,141	15.3%
Below investment grade
Prime	514,938	441,717	3.4%	67,945	53,189	0.5%
Prime (OTTI has been recognized)	326,505	251,771	2.0%	12,519	12,519	0.1%
Alt-A	32,231	25,199	0.2%	32,524	25,100	0.2%
Alt-A (OTTI has been recognized)	374,529	277,392	2.2%	153,325	153,325	1.5%
	1,248,203	996,079	7.8%	266,313	244,133	2.4%
	2,885,262	2,583,352	20.1%	2,095,856	1,813,274	17.7%

The table below presents our fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations.

		September 30, 2009		December 31, 2008
NAIC Designation	Rating Agency	Carrying Amount	Percent	Carrying Amount	Percent
		(Dollars in thousands)
1	Aaa/Aa/A	$9,220,694	71.8%	$8,510,772	83.2%
2	Baa	2,325,360	18.1%	1,292,303	12.6%
Total investment grade		11,546,054	89.9%	9,803,075	95.8%
3	Ba	311,799	2.4%	225,594	2.2%
4	B	185,126	1.4%	135,989	1.3%
5	Caa and lower	548,962	4.4%	31,375	0.3%
6	In or near default	249,763	1.9%	37,162	0.4%
Total below investment grade		1,295,650	10.1%	430,120	4.2%
		$12,841,704	100.0%	$10,233,195	100.0%

We have experienced credit deterioration in our fixed maturity portfolio which primarily occurred during the first nine months of 2009 and the fourth quarter of 2008 on mortgage-backed securities and financial sector securities due to the global financial crisis.

The amortized cost and fair value of fixed maturity securities by contractual maturity are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of our mortgage and asset backed securities provide for periodic payments throughout their lives and are shown below as a separate line.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
September 30, 2009
Due in one year or less	$26,586	$25,896	$—	$—
Due after one year through five years	399,912	417,416	—	—
Due after five years through ten years	1,445,204	1,573,290	—	—
Due after ten years through twenty years	1,831,095	1,852,315	555,000	555,981
Due after twenty years	4,559,320	4,630,688	1,203,747	1,190,052
	8,262,117	8,499,605	1,758,747	1,746,033
Mortgage and asset backed securities	2,885,262	2,583,352	—	—
	$11,147,379	$11,082,957	$1,758,747	$1,746,033
December 31, 2008
Due after one year through five years	$313,611	$282,869	$—	$—
Due after five years through ten years	797,903	728,597	—	—
Due after ten years through twenty years	2,259,873	2,211,963	805,170	801,384
Due after twenty years	1,692,043	1,592,343	2,798,979	2,786,730
	5,063,430	4,815,772	3,604,149	3,588,114
Mortgage and asset backed securities	2,095,856	1,813,274	—	—
	$7,159,286	$6,629,046	$3,604,149	$3,588,114

At September 30, 2009 and December 31, 2008, the amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2009
Fixed maturity securities, available for sale:
United States Government sponsored agencies	10	$1,474,136	$(22,195)	$1,451,941
U.S. states, territories and political subdivisions	1	8,475	(42)	8,433
Corporate securities:
Finance, insurance and real estate	60	370,058	(46,769)	323,289
Manufacturing, construction and mining	25	181,477	(15,206)	166,271
Utilities and related sectors	17	131,447	(11,316)	120,131
Wholesale/retail trade	19	95,322	(7,252)	88,070
Services, media and other	15	76,915	(5,380)	71,535
Mortgage and asset backed securities	115	1,781,344	(359,920)	1,421,424
	262	$4,119,174	$(468,080)	$3,651,094

Fixed maturity securities, held for investment:
United States Government sponsored agencies	1	$150,000	$(136)	$149,864
Corporate security:
Finance, insurance and real estate	1	75,616	(18,260)	57,356
	2	$225,616	$(18,396)	$207,220

Equity securities, available for sale:
Finance, insurance and real estate	16	$42,168	$(3,847)	$38,321

December 31, 2008
Fixed maturity securities, available for sale:
United States Government full faith and credit	1	$18,774	$(129)	$18,645
United States Government sponsored agencies	9	360,533	(1,133)	359,400
Corporate securities:
Finance, insurance and real estate	67	442,613	(91,239)	351,374
Manufacturing, construction and mining	57	425,573	(65,567)	360,006
Utilities and related sectors	61	363,406	(55,123)	308,283
Wholesale/retail trade	26	158,118	(26,237)	131,881
Services, media and other	41	238,173	(39,212)	198,961
Mortgage and asset backed securities	101	1,704,052	(288,637)	1,415,415
	363	$3,711,242	$(567,277)	$3,143,965

Fixed maturity securities, held for investment:
United States Government sponsored agencies	4	$365,000	$(4,984)	$360,016
Corporate security:
Finance, insurance and real estate	1	75,521	(17,472)	58,049
	5	$440,521	$(22,456)	$418,065

Equity securities, available for sale:
Finance, insurance and real estate	26	$76,429	$(25,978)	$50,451

Unrealized losses decreased $125.4 million from $615.7 million at December 31, 2008 to $490.3 million at September 30, 2009.  On January 1, 2009, we increased unrealized losses by $83.9 million due to the cumulative adjustment to reclassify the noncredit portion of OTTI recognized at December 31, 2008, by adopting the FASB’s guidance issued in April 2009 for bifurcating credit and noncredit portions of OTTI between earnings and other comprehensive income/loss. We have decreased unrealized losses by $63.7 million by recognizing OTTI losses on equity securities totaling $21.2 million and by recognizing $42.5 million of credit OTTI losses on debt securities for the nine months ended September 30, 2009. The remaining decrease in unrealized losses was due to improving market conditions that resulted in higher fair values of many of our corporate securities.

The following table sets forth the composition by credit quality (NAIC designation and the equivalent ratings of a nationally recognized securities rating organization) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Rating Agency	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
September 30, 2009
1	Aaa/Aa/A	$2,240,667	57.8%	$(112,686)	23.2%
2	Baa	513,149	13.2%	(63,069)	13.0%
Total investment grade		2,753,816	71.0%	(175,755)	36.2%
3	Ba	252,455	6.5%	(51,744)	10.6%
4	B	143,032	3.7%	(29,170)	6.0%
5	Caa and lower	482,275	12.5%	(142,623)	29.3%
6	In or near default	245,132	6.3%	(87,184)	17.9%
Total below investment grade		1,122,894	29.0%	(310,721)	63.8%
		$3,876,710	100.0%	$(486,476)	100.0%

December 31, 2008
1	Aaa/Aa/A	$2,235,159	62.3%	$(289,300)	49.1%
2	Baa	1,110,279	31.0%	(223,225)	37.9%
Total investment grade		3,345,438	93.3%	(512,525)	86.9%
3	Ba	224,003	6.2%	(68,397)	11.6%
4	B	7,953	0.2%	(4,765)	0.8%
5	Caa and lower	5,472	0.2%	(4,016)	0.7%
6	In or near default	1,620	––	(30)	––
Total below investment grade		239,048	6.7%	(77,208)	13.1%
		$3,584,486	100.0%	$(589,733)	100.0%

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 280 and 394 securities, respectively) have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2009
Fixed maturity securities:
Available for sale:
United States Government sponsored agencies	$1,451,941	$(22,195)	$—	$—	$1,451,941	$(22,195)
U.S. states, territories and political subdivisions	8,433	(42)	—	—	8,433	(42)
Corporate securities:
Finance, insurance and real estate	58,283	(6,729)	265,006	(40,040)	323,289	(46,769)
Manufacturing, construction and mining	68,579	(4,263)	97,692	(10,943)	166,271	(15,206)
Utilities and related sectors	36,888	(1,933)	83,243	(9,383)	120,131	(11,316)
Wholesale/retail trade	35,258	(1,090)	52,812	(6,162)	88,070	(7,252)
Services, media and other	—	—	71,535	(5,380)	71,535	(5,380)
Mortgage and asset backed securities	256,466	(27,243)	1,164,958	(332,677)	1,421,424	(359,920)
	$1,915,848	$(63,495)	$1,735,246	$(404,585)	$3,651,094	$(468,080)
Held for investment:
United States Government sponsored agencies	$—	$—	$149,864	$(136)	$149,864	$(136)
Corporate security:
Finance, insurance and real estate	—	—	57,356	(18,260)	57,356	(18,260)
	$—	$—	$207,220	$(18,396)	$207,220	$(18,396)

Equity securities, available for sale:
Finance, insurance and real estate	$3,050	$(118)	$35,271	$(3,729)	$38,321	$(3,847)

December 31, 2008
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$—	$—	$18,645	$(129)	$18,645	$(129)
United States Government sponsored agencies	60,475	(57)	298,925	(1,076)	359,400	(1,133)
Corporate securities:
Finance, insurance and real estate	205,148	(44,478)	146,226	(46,761)	351,374	(91,239)
Manufacturing, construction and mining	294,428	(37,589)	65,578	(27,978)	360,006	(65,567)
Utilities and related sectors	192,110	(22,816)	116,173	(32,307)	308,283	(55,123)
Wholesale/retail trade	120,056	(16,557)	11,825	(9,680)	131,881	(26,237)
Services, media and other	119,297	(22,425)	79,664	(16,787)	198,961	(39,212)
Mortgage and asset backed securities	1,117,973	(221,480)	297,442	(67,157)	1,415,415	(288,637)
	$2,109,487	$(365,402)	$1,034,478	$(201,875)	$3,143,965	$(567,277)
Held for investment:
United States Government sponsored agencies	$—	$—	$360,016	$(4,984)	$360,016	$(4,984)
Corporate security:
Finance, insurance and real estate	—	—	58,049	(17,472)	58,049	(17,472)
	$—	$—	$418,065	$(22,456)	$418,065	$(22,456)

Equity securities, available for sale:
Finance, insurance and real estate	$30,093	$(14,360)	$20,358	$(11,618)	$50,451	$(25,978)

The following is a description of the factors causing the unrealized losses by investment category as of September 30, 2009:

United States Government sponsored agencies and U.S. states, territories and political subdivisions: These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates.  During the last six months spreads on agency securities have improved; however, long term interest rates have risen by a greater amount.  These securities carry yields less than those available at September 30, 2009 as the result of these rising interest rates.

Corporate securities:  The unrealized losses in these securities are due partially to a rise in interest rates in 2009 as well as the continuation in wider than historic credit spreads. While credit spreads have improved on a recovering economy, several industries remain at much wider spreads, such as financials and economic sensitive issuers. As the result of wider spreads, these issues carry yields less than those available in the market as of September 30, 2009.

Mortgage and asset backed securities: At September 30, 2009, we had no exposure to subprime mortgage-backed securities.  All of our mortgage-backed securities are pools of residential mortgage loans.   Substantially all of the securities that we own are in the most senior tranche of the pool in which they are structured and are not subordinated to any other tranche. Our “Alt-A” mortgage-backed securities are comprised of 36 securities with a total amortized cost basis of $536.4  million and a fair value of $402.5 million.  Fair values of residential mortgage-backed securities have continued at prices significantly less than amortized cost as spreads in this sector have not improved like other sectors of the fixed income market.  With the uncertainty of future foreclosures and high delinquencies on residential mortgages, these security prices will likely remain below our cost basis until the housing market conditions improve.

Equity securities: The unrealized losses on equity securities, which are primarily investment grade perpetual preferred stocks with exposure to RElTS, investment banks and finance companies, are due to the instability in the financial markets and a further deterioration in the economy. All of the equity securities in an unrealized loss position for 12 months or more are investment grade perpetual preferred stocks that are absent credit deterioration.  A deepening recession due to tight credit markets and a difficult housing market have raised concerns in regard to earnings and dividend stability in many companies which directly affect the values of these securities.

Where the decline in market value of debt securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening, and we anticipate recovery of all contractual or expected cash flows, we do not consider these investments to be other than temporarily impaired because we do not intend to sell these investments and it is not more likely than not we will be required to sell these securities before a recovery of amortized cost, which may be maturity. For equity securities, we recognize an impairment charge in the period in which we do not have the intent or ability to hold the securities until a recovery of cost or we determine that the security will not recover to book value within a reasonable period of time. We determine what constitutes a reasonable period of time on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period does not exceed 18 months from the date of impairment for perpetual preferred securities for which there is evidence of deterioration in credit of the issuer and common equity securities. For perpetual preferred securities absent evidence of a deterioration in credit of the issuer we apply an impairment model, including an anticipated recovery period, similar to a debt security. For equity securities we measure impairment charges based upon the difference between the book value of a security and its fair value.

At September 30, 2009 and December 31, 2008, the amortized cost and fair value of fixed maturity securities and equity securities in an unrealized loss position and the number of months in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
September 30, 2009
Fixed maturity securities:
Investment grade:
Less than six months	16	$158,901	$152,552	$(6,349)
Six months or more and less than twelve months	35	1,688,168	1,656,041	(32,127)
Twelve months or greater	101	1,082,365	945,087	(137,278)
Total investment grade	152	2,929,434	2,753,680	(175,754)
Below investment grade:
Less than six months	2	28,296	25,740	(2,556)
Six months or more and less than twelve months	15	103,978	81,515	(22,463)
Twelve months or greater	95	1,283,082	997,379	(285,703)
Total below investment grade	112	1,415,356	1,104,634	(310,722)
Equity securities:
Less than six months	3	2,962	2,851	(111)
Six months or more and less than twelve months	1	206	199	(7)
Twelve months or greater	12	39,000	35,271	(3,729)
Total equity securities	16	42,168	38,321	(3,847)
	280	$4,386,958	$3,896,635	$(490,323)
December 31, 2008
Fixed maturity securities
Investment grade:
Less than six months	101	$923,551	$856,068	$(67,483)
Six months or more and less than twelve months	135	1,397,316	1,132,870	(264,446)
Twelve months or greater	104	1,532,112	1,351,515	(180,597)
Total investment grade	340	3,852,979	3,340,453	(512,526)
Below investment grade:
Less than six months	4	27,862	23,378	(4,484)
Six months or more and less than twelve months	13	126,163	97,172	(28,991)
Twelve months or greater	11	144,759	101,027	(43,732)
Total below investment grade	28	298,784	221,577	(77,207)
Equity securities:
Less than six months	10	23,454	17,635	(5,819)
Six months or more and less than twelve months	8	21,000	12,459	(8,541)
Twelve months or greater	8	31,975	20,357	(11,618)
Total equity securities	26	76,429	50,451	(25,978)
	394	$4,228,192	$3,612,481	$(615,711)

At September 30, 2009 and December 31, 2008, the amortized cost and estimated fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) and equity securities that had unrealized losses greater than 20% and the number of months in an unrealized loss position greater than 20% were as follows:

	Number of Securities	Amortized Cost	Carrying Value	Gross Unrealized Losses
	(Dollars in thousands)
September 30, 2009
Investment grade:
Less than six months	2	$76,040	$59,212	$(16,828)
Six months or more and less than twelve months	11	153,436	114,027	(39,409)
Twelve months or greater	3	10,471	7,344	(3,127)
Total investment grade	16	239,947	180,583	(59,364)
Below investment grade:
Less than six months	2	40,220	30,593	(9,627)
Six months or more and less than twelve months	36	521,178	375,652	(145,526)
Twelve months or greater	25	307,820	223,433	(84,387)
Total below investment grade	63	869,218	629,678	(239,540)
Equity securities:
Less than six months	—	—	—	—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total equity securities	—	—	—	—
	79	$1,109,165	$810,261	$(298,904)
December 31, 2008
Investment grade:
Less than six months	98	$840,309	$614,000	$(226,309)
Six months or more and less than twelve months	18	99,216	65,679	(33,537)
Twelve months or greater	—	—	—	—
Total investment grade	116	939,525	679,679	(259,846)
Below investment grade:
Less than six months	17	152,936	104,729	(48,207)
Six months or more and less than twelve months	2	10,497	4,159	(6,338)
Twelve months or greater	—	—	—	—
Total below investment grade	19	163,433	108,888	(54,545)
Equity securities:
Less than six months	17	44,321	27,562	(16,759)
Six months or more and less than twelve months	3	8,000	4,642	(3,358)
Twelve months or greater	—	—	—	—
Total equity securities	20	52,321	32,204	(20,117)
	155	$1,155,279	$820,771	$(334,508)

The amortized cost and fair value of fixed maturity securities at September 30, 2009 and December 31, 2008, by contractual maturity, that were in an unrealized loss position are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  All of our mortgage and asset backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
September 30, 2009
Due in one year or less	$16,227	$15,522	$—	$—
Due after one year through five years	100,009	91,469	—	—
Due after five years through ten years	138,555	128,270	—	—
Due after ten years through twenty years	233,814	212,154	150,000	149,864
Due after twenty years	1,849,225	1,782,255	75,616	57,356
	2,337,830	2,229,670	225,616	207,220
Mortgage and asset backed securities	1,781,344	1,421,424	—	—
	$4,119,174	$3,651,094	$225,616	$207,220

December 31, 2008
Due after one year through five years	$270,261	$237,628	$—	$—
Due after five years through ten years	616,498	540,629	—	—
Due after ten years through twenty years	559,594	501,542	365,000	360,016
Due after twenty years	560,837	448,751	75,521	58,049
	2,007,190	1,728,550	440,521	418,065
Mortgage and asset backed securities	1,704,052	1,415,415	—	—
	$3,711,242	$3,143,965	$440,521	$418,065

At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment.  As part of this assessment we review not only a change in current price relative to its amortized cost but the issuer’s/security’s current credit rating and the probability of full recovery of principal based upon the issuer’s financial strength and/or collateral performance. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. For residential mortgage backed securities we evaluate the current delinquencies relative to credit enhancements, credit loss severity and trends in mortgage default rates. Securities which have a 25% or greater change in market price relative to its amortized cost and/or has a possibility of a loss of principal will be included on a list which is referred to as our watch list.  We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized.  At September 30, 2009, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
	(Dollars in thousands)
Investment grade
Corporate bonds:
Finance	1	$9,984	$(734)	$9,250	17	—
Insurance	2	9,537	(2,134)	7,403	28 - 31	16
Perpetual preferred stocks:
Insurance	1	3,000	(780)	2,220	—	—
	4	22,521	(3,648)	18,873
Below investment grade
Corporate bonds:
Finance	4	22,181	(3,505)	18,676	17 - 30	0 - 20
Insurance	3	19,664	(4,519)	15,145	—	—
Retail	1	10,490	(2,990)	7,500	50 - 52	20
Consumer staple	1	9,274	(1,591)	7,683	40	—
Home building	1	4,970	(195)	4,775	49	—
Mining	1	7,248	(806)	6,442	29	—
Mortgage-backed securities	31	569,035	(111,250)	457,785	3 - 51	0 - 12
Redeemable preferred stocks:
Finance	4	17,000	(3,567)	13,433	16 - 49	0 - 16
	46	659,862	(128,423)	531,439
	50	$682,383	$(132,071)	$550,312

Our analysis of these securities that we have determined are temporarily impaired and their credit performance at September 30, 2009 is as follows:

Finance and Insurance: The decline in value of these corporate bonds and preferred stocks is due to the continued wide spreads as a result of the ongoing concerns relating to capital, asset quality and earnings stability due to the recent financial crisis.  While these issuers have had their financial position and profitability weakened by the credit and liquidity crisis, we have determined that these securities were not other than temporarily impaired due to our evaluation of the operating performance and the credit worthiness of each individual issuer.

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

Home Building: This bond has been affected by the deterioration in demand for new homes, decreases in new and existing home prices, mortgage credit availability and excessive housing inventory.  We have determined that this security was not other than temporarily impaired based upon the issuer’s cash position and access to liquidity through existing credit facilities which will allow them to operate effectively through these economic conditions.

Mining: The decline in fair value of this bond is related to increased debt levels during 2008 due to several acquisitions during the year combined with the lower coal prices due to lower global demand. We have determined that this security was not other than temporarily impaired due to implemented work force reductions, capital expenditure reductions and elimination of its dividend to reduce its debt level.

Mortgage-backed securities: The decline in fair value of these mortgage-backed securities is due to imbalances in supply and demand for mortgage-backed securities, increased foreclosures and bankruptcies and projections of potential future losses.  We have determined that these securities were not other than temporarily impaired due to our analysis of future cash flows.

The securities on the watch list are current with respect to payments of principal and interest.  We do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost and, as such, there were no other than temporary impairments on these securities at September 30, 2009.

We recognized other than temporary impairments and additional credit losses on a number of securities for which we have previously recognized OTTI as follows:

	Three Months Ended September 30, 2009				Three Months Ended September 30, 2008
General Description	Number of Securities	Other Than Temporary Impairments	Portion Recognized in Comprehensive Income	Net Impairment Losses Recognized in Operations	Number of Securities	Other Than Temporary Impairments
	(Dollars in thousands)
Corporate bonds:
Finance	1	$(3,619)	$(2,257)	$(5,876)	3	$(8,283)
Insurance	1	(211)	(696)	(907)	2	(4,415)
Media	—	—	—	—	1	(3,150)
Mortgage-backed securities	47	(78,712)	52,594	(26,118)	—	—
Common & preferred stocks:
Finance	1	(10,182)	—	(10,182)	4	(41,339)
Insurance	2	(1,492)	—	(1,492)	—	—
Real estate	—	—	—	—	3	(4,045)
	52	$(94,216)	$49,641	$(44,575)	13	$(61,232)

	Nine Months Ended September 30, 2009				Nine Months Ended September 30, 2008
General Description	Number of Securities	Other Than Temporary Impairments	Portion Recognized in Comprehensive Income	Net Impairment Losses Recognized in Operations	Number of Securities	Other Than Temporary Impairments
	(Dollars in thousands)
United States Government full faith and credit	1	$(245)	$—	$(245)	—	$—
Corporate bonds:
Finance	3	(8,388)	(1,521)	(9,909)	4	(9,267)
Insurance	2	(641)	(1,165)	(1,806)	3	(10,397)
Home building	3	(756)	(70)	(826)	4	(9,352)
Media	—	—	—	0	1	(3,150)
Mortgage-backed securities	49	(140,454)	110,768	(29,686)	2	(3,249)
Common & preferred stocks:
Finance	7	(18,292)	—	(18,292)	6	(43,467)
Insurance	2	(1,492)	—	(1,492)	1	(1,507)
Real estate	2	(1,400)	—	(1,400)	8	(14,366)
	69	$(171,668)	$108,012	$(63,656)	29	$(94,755)

Several factors have led us to believe that full recovery of amortized cost will not be expected.  These include, but are not limited to: (i) a significant change in the operating performance of a company; (ii) a material change in the expected contractual obligation of an issuer; (iii) a significant change in ratings as defined by the NRSRO; and (iv) the time frame in which a recovery to amortized cost may occur.

Deterioration of the issuers’ credit worthiness and liquidity profile were major factors in leading us to make the determination that other than temporary impairments were present in our corporate bonds and common and preferred stocks.  Our analysis demonstrated that we could not expect a recovery of our cost basis within our expected holding period for debt securities or within a reasonable period of time for equity securities.

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

The following table is a summary of securities that are a part of our investment portfolio at September 30, 2009 and for which at any time during our holding period we have recognized OTTI and the activity since recognizing OTTI:

	Number of Securities	Amortized Cost Prior to OTTI	OTTI Recognized in Operations	Return of Principal Since OTTI was Recognized	Premium Amortization/ Discount Accretion Since OTTI was Recognized	September 30, 2009 Amortized Cost
	(Dollars in thousands)
Corporate securities	10	$60,610	$(24,609)	$(35)	$(241)	$35,725
Residential mortgage-backed securities	53	750,622	(36,956)	(12,847)	215	701,034
Equity securities: finance, insurance and real estate	23	120,974	(83,398)	(350)	—	37,227
	86	$932,206	$(144,963)	$(13,232)	$(26)	$773,986

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security for securities that are part of our investment portfolio at September 30, 2009:

	September 30, 2009 Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	September 30, 2009 Fair Value
	(Dollars in thousands)
Corporate securities	$35,725	$(12,982)	$7,426	$30,169
Residential mortgage-backed securities	701,034	(180,224)	8,353	529,163
Equity securities: Finance, insurance and real estate	37,227	—	13,168	50,395
	$773,986	$(193,206)	$28,947	$609,727

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

	September 30, 2009		December 31, 2008
	Carrying Amount	Percent	Carrying Amount	Percent
Geographic distribution
East	$541,057	22.7%	$537,303	23.1%
Middle Atlantic	165,905	7.0%	161,222	6.9%
Mountain	379,368	16.0%	386,988	16.6%
New England	44,953	1.9%	44,517	1.9%
Pacific	208,349	8.8%	194,301	8.3%
South Atlantic	443,566	18.6%	421,507	18.1%
West North Central	410,342	17.3%	397,375	17.1%
West South Central	182,293	7.7%	186,611	8.0%
	$2,375,833	100.0%	$2,329,824	100.0%

Property type distribution
Office	$651,572	27.4%	$655,278	28.1%
Medical Office	141,016	5.9%	142,409	6.1%
Retail	546,014	23.0%	551,172	23.7%
Industrial/Warehouse	583,588	24.6%	552,012	23.7%
Hotel	156,146	6.6%	154,671	6.6%
Apartment	119,163	5.0%	111,933	4.8%
Mixed use/other	178,334	7.5%	162,349	7.0%
	$2,375,833	100.0%	$2,329,824	100.0%

Our commercial mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts.  The average loan to value ratio for the overall portfolio was 56.7% and 58.6% and the average loan size was $2.4 million (987 loans) and $2.6 million (912 loans) at September 30, 2009 and December 31, 2008, respectively.  The loan to value ratio is calculated using the underwriting and appraisal at the time the loan was made.  We have the contractual ability to pursue full personal recourse on 12.7% of the loans and partial personal recourse on 34.8% of the loans, and master leases provide us recourse against the principals of the borrowing entity on 11.4% of the loans.  In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance.  At September 30, 2009, we had commitments to fund commercial mortgage loans totaling $31.5 million, with fixed interest rates ranging from 7.0% to 7.3%.

During 2009 we completed the foreclosure of two loans with a total principal balance at the time of foreclosure of $8.9 million. No impairments were recognized upon foreclosure as the fair values of the properties less the estimated costs to sell exceeded the outstanding mortgage loan balances and accordingly, the real estate was assigned a value equal to the outstanding loan balance. The foreclosed properties are being accounted for as “real estate held for sale” as we are committed to a plan of marketing and selling the properties within twelve months of acquisition. Real estate held for sale is carried at the lower of cost or fair value, less projected costs to sell. We would establish a valuation allowance for the amount that our carrying value exceeds the property’s fair value, less projected selling costs, if such an occurrence would ever arise.

At September 30, 2009, we have foreclosure proceedings in process on five commercial mortgage loans with a total outstanding balance of $14.6 million that were in default and twenty commercial mortgage loans with an outstanding principal balance of $58.9 million (2% of the commercial mortgage loan portfolio) have been given “workout” terms which generally allow for interest only payments or the capitalization of interest for a specified period of time.

We evaluate our mortgage loan portfolio for the establishment of a loan loss reserve by specific identification of impaired loans and the measurement of an estimated loss for each individual loan identified and an analysis of the mortgage loan portfolio for the need for a general loan allowance for probable losses on all other loans.  If we determine that the value of any specific mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan’s effective interest rate, or the fair value of the underlying collateral.  The amount of the general loan allowance is based upon management’s evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions.  Based upon this process and analysis, no general loan loss allowance, was necessary.  A mortgage loan is impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  We recorded impairment losses of $5.5 million and $6.5 million during the three and nine months ended September 30, 2009 on specific mortgage loans with a total outstanding balance of $12.5 and $18.4 million for which principal amounts outstanding exceed the fair value of the real estate collateral less projected costs to sell the properties.  A summary of impaired commercial mortgage loans as of September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Impaired mortgage loans with allowances for losses	$18,384	—
Impaired mortgage loans with no allowance for losses	58,862	20,983
Allowance for probable loan losses	(6,484)	—
Net carrying value of impaired mortgage loans	$70,762	$20,983

Mortgage loans summarized in the preceding table represent all loans that we are either not currently collecting, or those we feel it is probable we will not be able to collect, all amounts due according to the contractual terms of the loan agreement. We have not recognized an allowance on any of our impaired mortgage loans for which the present value of our expected future cash flows have not decreased.

Liquidity and Capital Resources

Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations.  Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $1.4 billion in the nine months ended September 30, 2009 compared to $0.9 billion for the nine months ended September 30, 2008 with the increase primarily attributable to the $0.5 billion increase in net annuity deposits collected reported above under Overview.  We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans.  As reported above under Financial Condition - Investment, during the nine months ended September 30, 2009 we experienced a significant amount of calls of United States Government sponsored agency securities.  We have been reinvesting the proceeds from the called securities in investment grade fixed maturity securities and mortgage-backed securities with yields that meet our investment spread objectives.  Our ability to continue to reinvest the proceeds from called securities in assets with acceptable credit quality and yield characteristics similar to the called securities will be dependent on future market conditions.

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

The statutory capital and surplus of our life insurance subsidiaries at September 30, 2009 was $1.1 billion.  American Equity Investment Life Insurance Company (“American Equity Life”) made surplus note interest payments to us of $3.1 million during the nine months ended September 30, 2009.  For the remainder of 2009, up to $98.3 million can be distributed by American Equity Life as dividends under applicable laws and regulations without prior regulatory approval.  Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities.  American Equity Life had $168.4 million of statutory earned surplus at September 30, 2009.

During the second quarter of 2009, we extinguished $37.2 million of our 5.25% contingent convertible senior notes by issuing five million shares of our common stock to the holder of these notes.  This transaction resulted in increasing our equity by $33.1 million and reducing our liabilities by $32.7 million.

During 2009, we have borrowed $75.0 million under our revolving line of credit and used the proceeds to make $75.0 million in capital contributions to American Equity Life.  The capital contributions will assist this subsidiary in maintaining adequate statutory capital and surplus should new annuity sales continue at an accelerated pace in subsequent periods.  We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3.  The terms of any offering would be established at the time of the offering, subject to market conditions.

On August 20, 2009, we entered into distribution agreements with Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC (“FPK”) and Sandler O’Neill & Partners, L.P. Under the distribution agreements, we can offer and sell shares of our common stock up to an aggregate offering price of $50,000,000. From August 20, 2009 through September 30, 2009, we sold 132,300 shares of our common stock at an average price of $8.26 per share, resulting in gross proceeds to us of $l.09 million. The aggregate net proceeds from such sales were $0.99 million after deducting related expenses, including $30,036 in gross sales commissions paid to FPK.

The transfer of funds by American Equity Life is also restricted by a covenant in our revolving line of credit which requires American Equity Life to maintain a minimum risk-based capital ratio of 200%.

New Accounting Pronouncements

In June 2009, the FASB amended accounting standards for transfers and servicing of financial assets and extinguishments of liabilities. The new standards removes the concept of a qualifying special-purpose entity (“QSPE”) from existing standards and removes the exception of QSPE’s from consolidation requirements. Additionally, more stringent conditions for reporting a transfer of a portion of a financial asset as a sale were created, derecognition criteria was clarified, how retained interests are initially measured was revised, the guaranteed mortgage securitization recharacterization provisions were removed and disclosure requirements were added. This standard must be applied as of the beginning of our first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently assessing the impact of this standard.

In June 2009, the FASB issued amendments to the accounting standards for consolidation of variable interest entities. The new standard replaces the quantitative-based risks and rewards calculation of existing standards for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This amendment is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently assessing the impact of this standard.

In September 2009, the FASB issued an accounting standards update that allows for net asset value per share to be used as a means to estimate fair value for an investment if the fair value of that investment is not readily determinable. Investments that qualify are those that calculate a net asset value per share or its equivalent as of the investor’s measurement date. This standard is effective for interim and annual periods ending after December 15, 2009, with early application permitted. We are currently assessing the impact of this accounting standards update.

In August 2009, the FASB issued an accounting standards update that amends the fair value measurement of liabilities. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value. This guidance is effective for the first reporting period beginning after issuance, which will be our three months and year ending December 31, 2009. We are currently assessing the impact of this accounting standards update.

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

We seek to maximize the total return on our available for sale investments through active investment management.  Accordingly, we have determined that our available for sale portfolio of fixed maturity securities is available to be sold in response to: (i) changes in market interest rates; (ii) changes in relative values of individual securities and asset sectors; (iii) changes in prepayment risks; (iv) changes in credit quality outlook for certain securities; (v) liquidity needs; and (vi) other factors.  An OTTI shall be considered to have occurred when we sell, or have an intention to sell, available for sale securities in an unrealized loss position.  If we do not intend to sell a debt security, we consider all available evidence to make an assessment of whether it is more likely than not that we will be required to sell the security before the recovery of its amortized cost basis.  If it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, an OTTI will be considered to have occurred.  We have a portfolio of held for investment securities which principally consists of long duration bonds issued by U.S. government agencies.  These securities are purchased to secure long-term yields which meet our spread targets and support the underlying liabilities.

Interest rate risk is our primary market risk exposure.  Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures.  Our floating rate trust preferred securities issued by Trust III, IV, VII, VIII, IX, X, XI (beginning on December 31, 2010) and XII bear interest at the three month LIBOR plus 3.50% - 4.00%.  Our outstanding balance of floating rate trust preferred securities was $144.5 million at September 30, 2009, of which $60 million had been swapped to fixed rates (see note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008).  The applicable interest rate on our borrowings under our revolving line of credit is floating at LIBOR plus 0.80% or the greater of prime rate or federal funds rate plus 0.50%, as elected by us.  In 2009, we swapped the floating interest rate to fixed rates of $150.0 million of the borrowings outstanding on our revolving line of credit (see note 8 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.)  The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities.  We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values).  In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned.  However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

If interest rates were to increase 10% (41 basis points) from levels at September 30, 2009, we estimate that the fair value of our fixed maturity securities would decrease by approximately $408.7 million.  The impact on stockholders’ equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $103.9 million in the accumulated other comprehensive income and a decrease to stockholders’ equity.  The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change.  Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.  Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.  However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means.  See Financial Condition - Liquidity for Insurance Operations included in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2008.

At September 30, 2009, 50% of our fixed income securities have call features and 8% were subject to call redemption.  Another 9% will become subject to call redemption through December 31, 2009.  During the nine months ended September 30, 2009 and 2008, we received $3.6 billion and $1.5 billion, respectively, in net redemption proceeds related to the exercise of such call options.  We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds.  Such reinvestment risk typically occurs in a declining rate environment.  Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on our annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level.  At September 30, 2009, approximately 98% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies

With respect to our index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities.  These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies.  Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products.  For the nine months ended September 30, 2009 and 2008, the annual index credits to policyholders on their anniversaries were $25.3 million and $29.3 million, respectively.  Proceeds received at expiration of these options were $5.7 million and $25.6 million for the nine months ended September 30, 2009 and 2008, respectively.  Proceeds for 2009 were adversely affected by $12.0 million in proceeds not received from affiliates of Lehman Brothers which declared bankruptcy in the third quarter of 2008.  The difference between proceeds received at expiration or gains recognized upon early termination of these options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2009 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

We are a defendant in two cases seeking class action status, including (i) Stephens v. American Equity Investment Life Insurance Company, et. al., in the San Luis Obispo Superior Court, San Francisco, California (complaint filed November 29, 2004) (the “SLO Case”) and (ii) McCormack, et al. v. American Equity Investment Life Insurance Company, et al., in the United States District Court for the Central District of California, Western Division and Anagnostis v. American Equity, et al., coordinated in the Central District, entitled, In re American Equity Annuity Practices and Sales Litigation (complaint filed September 7, 2005) (the “Los Angeles Case”).

The plaintiffs in the SLO Case seeks to represent a class of individuals who are California residents and who either purchased their annuity from us through a co-defendant marketing organization or who purchased one of a defined set of particular annuities issued by us.  The named plaintiffs in this case are:  Chalys M. Stephens and John P. Stephens.  Plaintiffs seek injunctive relief and restitution on behalf of all class members under California Business & Professions Code section 17200 et seq.; compensatory damages for breach of contract and breach of fiduciary duty; other pecuniary damages under California Civil Code section 1750 and California Welfare & Institutions Codes section 15600 et seq.; and punitive damages under common law causes of action for fraud and breach of the covenant of good faith and fair dealing.  On November 3, 2008, the court issued an order certifying the class.  We are vigorously defending the underlying allegations and are seeking to decertify a portion of the class and may seek to decertify the entire class after further discovery into the merits of the case.

The Los Angeles Case is a consolidated action involving several lawsuits filed by individuals, and the individuals are seeking class action status for a national class of purchasers of annuities issued by us.  The named plaintiffs in this consolidated case are Bernard McCormack, Gust Anagnostis by and through Gary S. Anagnostis and Robert C. Anagnostis, Regina Bush by and through Sharon Schipiour, Lenice Mathews by and through Mary Ann Maclean and George Miller.  The allegations generally attack the suitability of sales of deferred annuity products to persons over the age of 65.  The plaintiffs seek recessionary and injunctive relief including restitution and disgorgement of profits on behalf of all class members under California Business & Professions Code section 17200 et seq. and Racketeer Influenced and Corrupt Organizations Act; compensatory damages for breach of fiduciary duty and aiding and abetting of breach of fiduciary duty; unjust enrichment and constructive trust; and other pecuniary damages under California Civil Code section 1750 and California Welfare & Institutions Codes section 15600 et seq. We are vigorously defending against both class action status as well as the underlying claims.

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

Current conditions in the financial markets and credit system in the United States and throughout the world have resulted in deteriorated asset values and illiquid and inactive markets for certain types of securities and commercial mortgage loans on real estate.  We have experienced uncommon levels of other than temporary impairments and rating downgrades of securities in our investment portfolio for the last four quarters of operations.  At the same time we are experiencing record production in annuity sales.  The combination of ratings downgrades on some of our investment portfolio and record production has resulted in pressure on our capital position.

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds

There were no issuer purchases of equity securities for the quarter ended September 30, 2009.

We have a Rabbi Trust, the NMO Deferred Compensation Trust, which purchases our common shares to fund the amount of shares earned by our agents under the NMO Deferred Compensation Plan.  At September 30, 2009, agents had earned 83,351 shares which had vested but had not yet been purchased and contributed to the Rabbi Trust.

In addition, we have a share repurchase program under which we are authorized to purchase up to 10,000,000 shares of our common stock.  As of September 30, 2009, we have repurchased 3,845,296 shares of our common stock under this program.  We suspended the repurchase of our common stock under this program in August of 2008.

The maximum number of shares that may yet be purchased under these plans is 6,238,055 at September 30, 2009.

Item 6. Exhibits

10.29	Coinsurance Agreement effective July 1, 2009, between American Equity Investment Life Insurance Company and Athene Life Re Ltd (Treaty #070109)

10.30	Coinsurance Agreement effective July 1, 2009, between American Equity Investment Life Insurance Company and Athene Life Re Ltd (Treaty #08042009)

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2009

AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

By:	/s/ Wendy L. Carlson
Wendy L. Carlson, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John M. Matovina
John M. Matovina, Vice Chairman,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ Ted M. Johnson
Ted M. Johnson, Vice President - Controller
(Principal Accounting Officer)