Form 10-K
period 2009-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2010-03-10
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number:    001-31911

American Equity Investment Life Holding Company
(Exact name of registrant as specified in its charter)

Iowa (State of Incorporation)	42-1447959 (I.R.S. Employer Identification No.)
6000 Westown Parkway West Des Moines, Iowa (Address of principal executive offices)	50266 (Zip Code)
Registrant's telephone number, including area code: (515) 221-0002
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $1	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this From 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒

         Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $297,022,061 based on the closing price of $5.58 per share, the closing price of the common stock on the New York Stock Exchange on June 30, 2009.

         Shares of common stock outstanding as of February 26, 2010: 58,294,559.

         Documents incorporated by reference: Portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held June 10, 2010, which will be filed within 120 days after December 31, 2009 are incorporated by reference into Part III of this report.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009

PART I.
Item 1.	Business	3
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	25
Item 3.	Legal Proceedings	25
Item 4.	Reserved	27
PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6.	Selected Consolidated Financial Data	29
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	73
Item 8.	Consolidated Financial Statements and Supplementary Data	75
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	75
Item 9A.	Controls and Procedures	75
Item 9B.	Other Information	76
PART III.
	The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2009.	76
PART IV.
Item 15.	Exhibits, Financial Statement Schedules	76
SIGNATURES		77
Index to Consolidated Financial Statements and Schedules		F-1
Exhibit Index
Exhibit 12.1	Ratio of Earnings to Fixed Charges
Exhibit 21.2	Subsidiaries of American Equity Investment Life Holding Company
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Certification
Exhibit 31.2	Certification
Exhibit 32.1	Certification
Exhibit 32.2	Certification

PART I

Item 1.    Business

Introduction

        We are a leader in the development and sale of fixed index and fixed rate annuity products. We were incorporated in the state of Iowa on December 15, 1995. We are a full service underwriter of fixed annuity and life insurance products through our wholly-owned life insurance subsidiaries, American Equity Investment Life Insurance Company ("American Equity Life"), American Equity Investment Life Insurance Company of New York, and Eagle Life Insurance Company ("Eagle Life"). Our business consists primarily of the sale of fixed index and fixed rate annuities and, accordingly, we have only one business segment. Our business strategy is to focus on our annuity business and earn predictable returns by managing investment spreads and investment risk. We are currently licensed to sell our products in 50 states and the District of Columbia. Throughout this report, unless otherwise specified or the context otherwise requires, all references to "American Equity", the "Company", "we", "our" and similar references are to American Equity Investment Life Holding Company and its consolidated subsidiaries.

        Investor related information, including periodic reports filed on Forms 10-K, 10-Q and 8-K and all amendments to such reports may be found on our internet website at www.american-equity.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission ("SEC"). In addition, we have available on our website our: (i) code of business conduct and ethics; (ii) audit committee charter; (iii) compensation committee charter; (iv) nominating/corporate governance committee charter; and (v) corporate governance guidelines. The information incorporated herein by reference is also electronically accessible from the SEC's website at www.sec.gov.

Annuity Market Overview

        Our target market includes the group of individuals ages 45-75 who are seeking to accumulate tax-deferred savings. We believe that significant growth opportunities exist for annuity products because of favorable demographic and economic trends. According to the U.S. Census Bureau, there were 35 million Americans age 65 and older in 2000, representing 12% of the U.S. population. By 2030, this sector of the population is expected to increase to 20% of the total population. Our fixed index and fixed rate annuity products are particularly attractive to this group as a result of the guarantee of principal with respect to those products, competitive rates of credited interest, tax-deferred growth and alternative payout options.

        According to Advantage Group Associates, Inc., total industry sales of fixed index annuities increased 12% to $30.1 billion in 2009 from $26.8 billion in 2008. Our wide range of fixed index and fixed rate annuity products has enabled us to enjoy favorable growth during volatile equity and bond markets.

Strategy

        Our business strategy is to grow our annuity business and earn predictable returns by managing investment spreads and investment risk. Key elements of this strategy include the following:

    Enhance our Current Independent Agency Network.    We believe that our successful relationships with approximately 50 national marketing organizations represent a significant competitive advantage. Our objective is to improve the productivity and efficiency of our core distribution channel by focusing our marketing and recruiting efforts on those independent agents capable of selling $1 million or more of annuity premium annually. This level of production qualifies them for our Gold Eagle program which was introduced at the beginning of 2007. We believe the Gold Eagle program has been effective as evidenced by the increase in Gold Eagle agents to 890 in 2009 as compared to 566 in 2008. Gold Eagle qualifiers receive a combination of cash and equity-based incentives as motivation for producing business for us. The equity-based incentive compensation component of our Gold Eagle program is unique in our industry and distinguishes us from our competitors. Our continuing focus on relationships and efficiency will ultimately reduce our independent agents to a core group of professional annuity producers. We will also be alert to opportunities to establish relationships with national marketing organizations and agents not presently associated with us and will continue to provide all of our marketers with the highest quality service possible.

    Continue to Introduce Innovative and Competitive Products.    We intend to be at the forefront of the fixed index and fixed rate annuity industry in developing and introducing innovative and new competitive products. We were one of the first companies to offer a fixed index annuity that allows a choice among interest crediting strategies which include both equity and bond indices as well as a traditional fixed rate strategy. Most recently, we were one of the first companies to include a living income benefit rider with our fixed index annuities. We believe that our continued focus on anticipating and being responsive to the product needs of our independent agents and policyholders will lead to increased customer loyalty, revenues and profitability.

    Use our Expertise to Achieve Targeted Spreads on Annuity Products.    We have had a successful track record in achieving the targeted spreads on our annuity products. We intend to continue to leverage our experience and expertise in managing the investment spread during a range of interest rate environments to achieve our targeted spreads.

    Maintain our Profitability Focus and Improve Operating Efficiency.    We are committed to improving our profitability by advancing the scope and sophistication of our investment management and spread capabilities and continuously seeking out efficiencies within our operations. We have implemented competitive incentive programs for our national marketing organizations, agents and employees to stimulate performance.

    Take Advantage of the Growing Popularity of Index Products.    We believe that the growing popularity of fixed index annuity products that allow equity and bond market participation without the risk of loss of the premium deposit presents an attractive opportunity to grow our business. We intend to capitalize on our reputation as a leading marketer of fixed index annuities in this expanding segment of the annuity market.

    Focus on High Quality Service to Agents and Policyholders.    We have maintained high quality personal service as one of our highest priorities since the inception of our business, and continue to strive for an unprecedented level of timely and accurate service to both our agents and policyholders. We believe this is one of our strongest competitive advantages.

    Expand our Distribution Channels.    We formed Eagle Life in 2008 with the vision of developing a network of affiliated and nonaffiliated broker-dealer firms to distribute a registered fixed index annuity product. We believe this to be the most effective means of building a core distribution channel of selling firms with registered representatives capable of selling $1 million or more of annuity premium annually.

Products

        Annuities offer our policyholders a tax-deferred means of accumulating retirement savings, as well as a reliable source of income during the payout period. When our policyholders contribute cash to annuities, we account for these receipts as policy benefit reserves in the liability section of our consolidated balance sheet. The annuity deposits collected, by product type, during the three most recent fiscal years are as follows:

	Year Ended December 31,
	2009		2008		2007
	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$1,535,477	42%	$1,303,871	57%	$1,578,347	74%
Fixed strategy	1,849,833	50%	937,227	41%	515,229	24%

	3,385,310	92%	2,241,098	98%	2,093,576	98%
Fixed rate annuities	292,248	8%	47,908	2%	51,106	2%

	$3,677,558	100%	$2,289,006	100%	$2,144,682	100%

Fixed Index Annuities

        Fixed index annuities allow policyholders to earn index credits based on the performance of a particular index without the risk of loss of their principal. Most of these products allow policyholders to transfer funds once a year among several different crediting strategies, including one or more index based strategies and a traditional fixed rate strategy. Approximately 94%, 93% and 86% of our fixed index annuity sales for the years ended December 31, 2009, 2008 and 2007, respectively, were "premium bonus" products. The initial annuity deposit on these policies is increased at issuance by a specified premium bonus ranging from 3% to 12%. Generally, there is a compensating adjustment in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.

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

Fixed Rate Annuities

        Fixed rate deferred annuities include annual reset and multi-year rate guaranteed products. Our annual reset fixed rate annuities have an annual interest rate (the "crediting rate") that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Our multi-year rate guaranteed annuities are similar to our annual reset products except that the initial crediting rate is guaranteed for up to a seven-year period before it may be changed at our discretion. The guaranteed rate on our fixed rate deferred annuities ranges from 2% to 4% and the initial guaranteed rate on our multi-year rate guaranteed policies ranges from 3.15% to 5.25%.

        The initial crediting rate is largely a function of the interest rate we can earn on invested assets acquired with new annuity deposits and the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender assumptions, competitive industry pricing and crediting rate history for particular groups of annuity policies with similar characteristics. As of December 31, 2009, crediting rates on our outstanding fixed rate deferred annuities generally ranged from 2.9% to 5%. The average crediting rate on our outstanding fixed rate deferred annuities at December 31, 2009 was 3.43%.

        We also sell single premium immediate annuities ("SPIAs"). Our SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issue. The amounts, frequency and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 3.34% at December 31, 2009.

Withdrawal Options—Fixed Index and Fixed Rate Annuities

        Policyholders are typically permitted penalty-free withdrawals up to 10% of the contract value in each year after the first year, subject to limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period which ranges from 5 to 17 years for fixed index annuities and 3 to 15 years for fixed rate annuities from the date the policy is issued. This surrender charge initially ranges from 4.7% to 20% for fixed index annuities and 8% to 25% for fixed rate annuities of the contract value and generally decreases by approximately one to two percentage points per year during the surrender charge period. Surrender charges are set at levels aimed at protecting us from loss on early terminations and reducing the likelihood of policyholders terminating their policies during periods of increasing interest rates. This practice lengthens the effective duration of the policy liabilities and enhances our ability to maintain profitability on such policies. The policyholder may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years or a combination of these payment options.

        Beginning in July 2007, substantially all of our fixed index annuity policies were issued with a living income benefit rider. This rider provides an additional liquidity option to policyholders who elect to receive a guaranteed living income from their contract without requiring them to annuitize their contract value. The amount of the living income benefit available is determined by the growth in the policy's income account value as defined in the policy and the policyholder's age at the time the policyholder elects to begin receiving living income benefit payments. Living income benefit payments may be stopped and restarted at the election of the policyholder.

Life Insurance

        These products include traditional ordinary and term, universal life and other interest-sensitive life insurance products. We have approximately $2.6 billion of life insurance in force as of December 31, 2009. We intend to continue offering a complete line of life insurance products for individual and group markets. Premiums related to this business accounted for 1% of revenues for the year ended December 31, 2009, 4% of revenues for the year ended December 31, 2008 and 2% of revenues for the years ended December 31, 2007.

Investments

        Investment activities are an integral part of our business, and net investment income is a significant component of our total revenues. Profitability of many of our products is significantly affected by spreads between interest yields on investments, the cost of options to fund the annual index credits on our fixed index annuities and rates credited on our fixed rate annuities. We manage the index-based risk component of our fixed index annuities by purchasing call options on the applicable indices to fund the annual index credits on these annuities and by adjusting the caps, participation rates and asset fees on policy anniversary dates to reflect the change in the cost of such options which varies based on market conditions. All options are purchased to fund the index credits on our fixed index annuities on their respective anniversary dates, and new options are purchased at each of the anniversary dates to fund the next annual index credits. All credited rates on non-multi-year rate guaranteed fixed rate deferred annuities may be changed annually, subject to minimum guarantees. Changes in caps, participation rates and asset fees on fixed index annuities and crediting rates on fixed rate annuities may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or to maintain caps, participation rates, asset fees and crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. For the year ended December 31, 2009, the weighted average yield, computed on the average amortized cost basis of our investment portfolio, was 6.30% and the weighted average cost of our liabilities, excluding amortization of deferred sales inducements, was 3.26%.

        For additional information regarding the composition of our investment portfolio and our interest rate risk management, see Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments, Quantitative and Qualitative Disclosures About Market Risk and note 3 to our audited consolidated financial statements.

Marketing

        We market our products through a variable cost brokerage distribution network of approximately 50 national marketing organizations and, through them, 41,000 independent agents as of December 31, 2009. We emphasize high quality service to our agents and policyholders along with the prompt payment of commissions to our agents. We believe this has been significant in building excellent relationships with our existing agency force.

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

        The insurance distribution system is comprised of insurance brokers and marketing organizations. We are pursuing a strategy to increase the efficiency of our distribution network by strengthening our relationships with key national and regional marketing organizations and are alert for opportunities to establish relationships with organizations not presently associated with us. These organizations typically recruit agents for us by advertising our products and our commission structure through direct mail advertising or seminars for insurance agents and brokers. These organizations bear most of the cost incurred in marketing our products. We compensate marketing organizations by paying them a percentage of the commissions earned on new annuity policy sales generated by the agents recruited by such organizations. We also conduct incentive programs for marketing organizations and agents from time to time, including equity-based programs for our leading national marketers and those agents qualifying for our Gold Eagle program. We believe the Gold Eagle program has been effective as evidenced by the increase in Gold Eagle agents to 890 in 2009 as compared to 566 in 2008. For additional information regarding our equity-based programs for our leading national marketers and independent agents, see note 11 to our audited consolidated financial statements. We generally do not enter into exclusive arrangements with these marketing organizations.

        One of our national marketing organizations accounted for more than 10% of the annuity deposits collected during 2009 and we expect this organization to continue as a marketer for American Equity

Life with a focus on selling our products. The states with the largest share of direct premiums collected during 2009 were: Florida (12.1%), Texas (9.2%), California (8.5%), Illinois (7.0%) and Ohio (4.7%).

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

        The degree to which ratings adjustments have affected sales and persistency is unknown. We believe the rating upgrade from A.M. Best Company in 2006 enhanced our competitive position and improved our sales. However, the degree to which this rating will affect future sales and persistency is unknown.

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

        Throughout 2009, A.M. Best Company and Standard & Poor's maintained its outlook for the U.S. life insurance sector as negative. We believe the rating agencies have heightened the level of scrutiny they apply to insurance companies, increased the frequency and scope of their credit reviews, and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.

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

Reinsurance

Coinsurance

        American Equity Life has entered into two coinsurance agreements with EquiTrust Life Insurance Company ("EquiTrust"), covering 70% of certain of our fixed index and fixed rate annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003, and 20% of those contracts issued from January 1, 2004 to July 31, 2004, when the agreement was suspended by mutual consent of the parties. As a result of the suspension, new business is no longer ceded to EquiTrust. The business reinsured under these agreements is not eligible for recapture before the expiration of 10 years. Coinsurance deposits (aggregate policy benefit reserves transferred to EquiTrust under these agreements) were $1.4 billion and $1.5 billion at December 31, 2009 and 2008, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. EquiTrust has received a financial strength rating of "B+" (Good) with a negative outlook from A.M. Best Company. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible.

        Effective July 1, 2009, we entered into two funds withheld coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda. One agreement cedes 20% of certain of our fixed index annuities issued in 2009. We agreed to extend this agreement to cede 20% of our fixed index annuities to those issued through March 31, 2010. The business reinsured under this agreement is not eligible for recapture until the end of the month following seven years after the date of issuance of the policy. The other agreement cedes 80% of our multi-year rate guaranteed annuities issued on or after July 1, 2009. The business reinsured under this agreement may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to Athene under these agreements) were $834.2 million at December 31, 2009. We remain liable to policyholders with respect to the policy liabilities ceded to Athene should Athene fail to meet the obligations it has coinsured. The annuity deposits that have been ceded to Athene are being held in a trust on a funds withheld basis. American Equity Life is named as the sole beneficiary of the trust. The funds withheld are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the funds withheld account would ever reach a point where it is less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in a trust for the amount of any shortfall. At December 31, 2009, Athene has adequate capital reserves and a significant capital commitment from its equity investor. None of the coinsurance deposits with Athene are deemed by management to be uncollectible.

Financing Arrangements

        American Equity Life has two reinsurance transactions with Hannover Life Reassurance Company of America, ("Hannover"), which are treated as reinsurance under statutory accounting practices and as financing arrangements under U.S. generally accepted accounting principles ("GAAP"). The statutory surplus benefits under these agreements are eliminated under GAAP and the associated charges are recorded as risk charges and included in other operating costs and expenses in the consolidated statements of operations. Hannover has received a financial strength rating of "A" (Excellent) with a stable outlook from A.M. Best Company. The transactions became effective October 1, 2005 (the "2005 Hannover Transaction") and December 31, 2008 (the "2008 Hannover Transaction").

        The 2008 Hannover Transaction is a coinsurance and yearly renewable term reinsurance agreement for statutory purposes and provided $29.5 million in net pretax statutory surplus benefit in 2008. Pursuant to the terms of this agreement, pretax statutory surplus was reduced by $6.6 million in 2009 and is expected to be reduced as follows: 2010—$6.7 million; 2011— $6.7 million; 2012—$6.8 million; 2013—$6.9 million. These amounts include risk charges equal to 5.0% of the pretax statutory surplus benefit as of the end of each calendar quarter.

        The 2005 Hannover Transaction is a yearly renewable term reinsurance agreement for statutory purposes covering 47% of waived surrender charges related to penalty free withdrawals and deaths on certain business. The agreement was amended in 2009 to include policy forms that were not in existence at the time this agreement became effective. We may recapture the risks reinsured under this agreement as of the end of any quarter beginning October 1, 2008. The amendment includes a provision that makes it punitive for us not to recapture the business ceded prior to January 1, 2013. The reserve credit recorded on a statutory basis by American Equity Life was $106.8 million and $59.8 million at December 31, 2009 and 2008, respectively. We pay quarterly reinsurance premiums under this agreement with an experience refund calculated on a quarterly basis resulting in a risk charge equal to approximately 6.0% of the weighted average statutory reserve credit.

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

        The maximum loss retained by us on all life insurance policies we have issued was $0.1 million or less as of December 31, 2009. American Equity Life's reinsured business under indemnity reinsurance agreements is primarily ceded to two reinsurers. Reinsurance related to life and accident and health insurance that was ceded by us to these reinsurers was immaterial.

        During 2007, American Equity Life entered into reinsurance agreements with Ace Tempest Life Reinsurance Ltd and Hannover to cede to each 50% of the risk associated with our living income benefit rider on certain fixed index annuities issued in 2007. The amounts ceded under these agreements were immaterial as of and for the years ended December 31, 2009 and 2008.

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

        Our life subsidiaries are subject to periodic examinations by state regulatory authorities. In 2009, an examination of American Equity Life as of December 31, 2008, was performed for the Iowa Insurance Division by its examiners under the authority granted to the Iowa Insurance Commissioner . There were no adjustments to American Equity Life's 2008 statutory financial statements as a result of this examination. In 2009, the New York Insurance Department completed an examination of American Equity Investment Life Insurance Company of New York as of December 31, 2007. There were no adjustments to American Equity Investment Life Insurance Company of New York's 2007 statutory financial statements required as a result of this examination; however, it consented to a prospective change in its cash flow testing (asset adequacy) analysis which resulted in a $7.3 million increase in December 31, 2009 statutory reserves.

        The payment of dividends or the distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary's state of domicile's insurance department. Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's statutory net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory surplus at the preceding December 31. For 2010, up to $167.5 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had $270.3 million of statutory earned surplus at December 31, 2009.

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

        In recent years, the SEC has questioned whether fixed index annuities, such as those sold by us, should be treated as securities under the federal securities laws rather than as insurance products exempted from such laws. Treatment of these products as securities would require additional registration and licensing of these products and the agents selling them, as well as cause us to seek additional marketing relationships for these products. In 2008, the SEC requested comments in Release No. 33-8933 regarding whether and how to apply federal securities laws to fixed index annuities and certain other insurance contracts. In this release, the SEC proposed Rule 151A under the Securities Act of 1933, as amended ("Rule 151A"), to clarify the status under the federal securities laws of fixed index annuities, under which payments to the purchaser are dependent on the performance of a securities index. Subsequently, on December 17, 2008, the SEC voted to approve Rule 151A and apply federal securities oversight to fixed index annuities issued on or after January 12, 2011. Along with several other parties we filed a petition for judicial review of this rule and sought to have it overturned. The court issued its decision in this case on July 21, 2009, and remanded Rule 151A to the SEC for further consideration of the effect of Rule 151A on efficiency, capital formation and competition. However, the court upheld the SEC's authority under the Securities Act of 1933 to regulate our fixed index products if the SEC sufficiently considers such effects. The court has not yet ruled on a petition that Rule 151A be vacated pending the SEC's consideration of the effect of Rule 151A on efficiency, capital formation and conpetition. In response to this petition, the SEC recently consented to an additional two-year extension on the effectiveness of Rule 151A following the date of any re-issuance of the Rule. Whether or when Rule 151A will be vacated or if it will be re-issued is not yet known. In addition, legislation has been introduced in the U.S. House of Representatives and the U.S. Senate that would negate Rule 151A. Whether and when such bills may be enacted into law is also uncertain. Should the legal challenge to Rule 151A be unsuccessful, costs of compliance with Rule 151A will be substantial and may include, among other things: (i) the costs of registering one or more fixed index annuities; (ii) the annual costs of printing and mailing prospectuses to policyholders; (iii) the costs of expanding the operations of our broker-dealer subsidiary; (iv) the costs of establishing relationships with other broker-dealers; and (v) the costs of compensating broker-dealers in connection with product sales. In addition, we believe that certain of our sales agents would choose not to become licensed to sell SEC registered products, which could lead to a substantial decline in new annuity deposits unless we are successful in developing new insurance products they are permitted to and want to sell.

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

        The NAIC's RBC requirements provide for four levels of regulatory attention depending on the ratio of a company's total adjusted capital to its RBC. Adjusted capital is defined as the total of statutory capital, surplus, asset valuation reserve and certain other adjustments. Calculations using the NAIC formula at December 31, 2009, indicated that American Equity Life's ratio of total adjusted capital to the highest level at which regulatory action might be initiated was 337%.

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

        Under current law, nearly all of the tax cuts which were contained in the Economic Growth and Tax Relief Reconciliation Act of 2001 (the "2001 Act") and accelerated by the provisions of the Jobs and Growth Tax Reconciliation Act of 2003 (the "2003 Act") are due to expire at the end of 2010. These tax cuts included a temporary reduction in individual tax rates which can lower the present value of the tax deferred advantage of annuities and life insurance products for some individuals. This in turn might hinder our ability to sell such products and/or increase the rate at which our current policyholders surrender their policies. However, when the tax cut provisions expire at the end of 2010, under current law the individual tax rates in effect prior to 2001 will be reinstated. In addition, the current administration's federal budget proposals include provisions for raising the top two individual tax rates back to their pre-2001 levels, changing the income threshold for the next-to-highest rate, reinstating the personal exemption phaseout and the limitation on itemized deductions, and imposing a 20 percent tax rate on long-term capital gains and qualified dividends. A return to pre-2001 individual tax rates and/or an increase in the higher individual tax rates after 2010 may in turn increase the demand for tax advantaged insurance products. However, there is no assurance that pre-2001 tax rates will be reinstated or that the other federal budget proposals will be approved.

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

Employees

        As of December 31, 2009, we had approximately 360 full-time employees. We have experienced no work stoppages or strikes and consider our relations with our employees to be excellent. None of our employees are represented by a union.

ITEM 1A.    RISK FACTORS

The recent financial crisis resulted in unprecedented levels of market volatility and deteriorated debt and equity markets which adversely affected us. Continued difficult conditions in the global capital markets and economy may not improve in the near future and any subsequent downturn will further adversely affect us if conditions deteriorate in 2010.

        Markets in the United States and elsewhere have experienced extreme volatility and disruption since the second half of 2007, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets. This volatility and disruption reached unprecedented levels in late 2008 and early 2009. The United States entered a severe recession and economists have predicted that any recovery will probably be slow and long-term. These circumstances exerted downward pressure on stock prices and have reduced access to the equity and debt markets for certain issuers. The unprecedented market volatility and general decline in the debt and equity markets has directly and materially affected our investment portfolio. The prolonged and severe disruptions in the public debt and equity markets (including, among other things, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions) have resulted in us recognizing significant other than temporary impairment losses, counterparty defaults on derivative instruments (call options) purchased from one of our counterparties to fund annual index credits on our fixed index annuities, impairments of commercial mortgage loans and continuing credit rating downgrades of our residential mortgage backed securities.

        Due to the other than temporary impairments recognized on our investments during 2009 and 2008, there may be pressure on our capital position during 2010 if market conditions deteriorate resulting in additional other than temporary impairments and impairments on our commercial mortgage loans. This may result in us needing to raise additional capital to sustain our current business in force and new sales of our annuity products, which may be difficult under current market conditions. If capital is available, it may be at terms that are not favorable to us. If we are unable to raise adequate capital, we may be required to limit growth in sales of our annuity products.

        Additionally, if market conditions occurred that would subsequently effect our liquidity we could be forced to limit our operations and our business could suffer. We need liquidity to pay our policyholder benefits, operating expenses, dividends on our capital stock, and to service our debt obligations. The principal sources of our liquidity are annuity deposits, investment income and proceeds from the sale, maturity and call of investments. Additional sources of liquidity in normal markets also include a variety of short and long-term instruments, including long-term debt and capital securities.

Governmental initiatives intended to alleviate the financial crisis that have been adopted may not be effective and, in any event, may be accompanied by other initiatives, including new capital requirements or other regulations, that could materially affect our results of operations, financial condition and liquidity in ways that we cannot predict.

        We are subject to extensive laws and regulations that are administered and enforced by a number of different regulatory authorities including state insurance regulators, the NAIC, the SEC and the New York Stock Exchange. In light of the financial crisis, some of these authorities are or may in the future consider enhanced or new regulatory requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. All of these possibilities, if they occurred, could affect the way we conduct our business and manage our capital, and may require us to satisfy increased capital requirements, any of which in turn could materially affect our results of operations, financial condition and liquidity.

The markets in the United States and elsewhere have experienced unprecedented levels of market volatility and disruption. We are exposed to significant financial and capital risk, including changing interest rates, credit spreads and equity prices which may have an adverse affect on sales of our products, profitability, investment portfolio and reported book value per share.

        Future changes in interest rates, credit spreads and equity and bond indices may result in fluctuations in the income derived from our investments. These and other factors due to the current economic uncertainty could have a material adverse effect on our financial condition, results of operations or cash flows.

Interest rate and credit spread risk

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

        Our exposure to credit spreads is related to market price and changes in cash flows related to changes in credit spreads. The widening of credit spreads during the financial crisis contributed to the increase in the net unrealized loss position of our investment portfolio at December 31, 2008. If credit spreads had continued to widen significantly it would have probably led to additional other than temporary impairments. If credit spreads tighten significantly it could result in reduced net investment income associated with new purchases of fixed maturity securities.

Disintermediation risk

        Disintermediation risk is the risk that our policyholders may surrender all or part of their contracts in a rising interest rate environment, which may require us to sell assets in an unrealized loss position. Sustained declines in long-term interest rates may result in increased redemptions of our fixed income securities that have call features. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to or better than those of the redeemed bonds. We have a certain ability to mitigate this risk by lowering crediting rates on our products subject to certain restrictions as discussed below. At December 31, 2009, 50% ($6.3 billion) of our fixed income securities have call features and are subject to redemption currently or in the near future.

Credit risk

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

        Credit and cash flow assumption risk is the risk that issuers of securities, mortgagees on mortgage loans or other parties, including reinsurers and derivatives counterparties, default on their contractual obligations or experience adverse changes to their contractual cash flow streams. We attempt to minimize the adverse impact of this risk by monitoring portfolio diversification by asset class, creditor, industry, and by complying with investment limitations governed by state insurance laws and regulations as applicable. We also consider all relevant objective information available in estimating the cash flows related to residential mortgage backed securities. We monitor and manage exposures to determine whether securities are impaired or loans are deemed uncollectible.

        We use derivative instruments to fund the annual credits on our fixed index annuities. We purchase derivative instruments, consisting primarily of one-year call options, from a number of counterparties. Our policy is to acquire such options only from counterparties rated "A-"or better by a nationally recognized rating agency and the maximum credit exposure to any single counterparty is subject to concentration limits. If our counterparties fail to honor their obligations under the derivative instruments, our revenues may not be sufficient to fund the annual index credits on our fixed index annuities. Any such failure could harm our financial strength and reduce our profitability.

Liquidity risk

        We may also have difficulty selling our commercial mortgage loans because they are less liquid than our publicly traded securities. As of December 31, 2009, our commercial mortgage loans represented approximately 15.9% of the value of our invested assets. If we require significant amounts of cash on short notice, we may have difficulty selling these loans at attractive prices or in a timely manner, or both.

Fluctuations in interest rates and investment spread could adversely affect our financial condition, results of operations and cash flows.

        A key component of our net income is the investment spread. A narrowing of investment spreads may adversely affect operating results. Although we have the right to adjust interest crediting rates (cap, participation or asset fee rates for fixed index annuities) on most products, changes to crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In general, our ability to lower crediting rates is subject to minimum crediting rates filed with and approved by state regulators. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid the narrowing of spreads under certain market conditions. Our policy structure generally provides for resetting of policy crediting rates at least annually and imposes withdrawal penalties for withdrawals during the first 3 to 17 years a policy is in force.

        Managing the investment spread on our fixed index annuities is more complex than it is for fixed rate annuity products. We manage the index-based risk component of our fixed index annuities by purchasing call options on the applicable indices to fund the annual index credits on these annuities and by adjusting the caps, participation rates and asset fees on policy anniversary dates to reflect changes in the cost of such options which varies based on market conditions. The price of such options generally increases with increases in the volatility in the indices and interest rates, which may either narrow the spread or cause us to lower caps or participation rates. Thus, the volatility of the indices adds an additional degree of uncertainty to the profitability of the index products. We attempt to mitigate this risk by resetting caps, participation rates and asset fees annually on the policy anniversaries.

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

Defaults on commercial mortgage loans and volatility in performance may adversely affect our business, financial condition and results of operations.

        Commercial mortgage loans face heightened delinquency and default risk due to recent economic conditions which have had a negative impact on the performance of the underlying collateral, resulting in declining values and an adverse impact on the obligors of such instruments. An increase in the default rate of our commercial mortgage loan investments could have an adverse effect on our business, financial condition and results of operations.

        In addition, the carrying value of commercial mortgage loans is negatively impacted by such factors. The carrying value of commercial mortgage loans is stated at outstanding principal less any specific loan loss allowances recognized. Considerations in determining allowances include, but are not limited to, the following: (i) declining debt service coverage ratios and increasing loan to value ratios (which have been impacted by, among other things, significant changes in the occupancy level of the underlying property and/or significant changes in the rental rates); (ii) bankruptcy filings of major tenants or affiliates of the borrower on the property; (iii) catastrophic events at the property; and (iv) other subjective events or factors, including whether the terms of the debt will be restructured. There can be no assurance that management's assessment of loan loss allowances on commercial mortgage loans will not change in future periods, which could lead to investment losses.

        For additional information on our mortgage loan portfolio, see Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments—Mortgage Loans.

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

        Our life insurance subsidiaries cede certain policies to other insurance companies through reinsurance agreements. In 2009, we entered into two funds withheld coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda, covering $834.2 million of policy benefit reserves at December 31, 2009. In prior years, American Equity Life has entered into two coinsurance agreements with EquiTrust covering $1.4 billion of policy benefit reserves at December 31, 2009. New business is no longer ceded to EquiTrust. EquiTrust has been assigned a financial strength rating of "B+" with a negative outlook by A.M. Best Company. We remain liable with respect to the policy liabilities ceded to EquiTrust and Athene should either fail to meet the obligations assumed by them. Since Athene is an unauthorized reinsurer, the annuity deposits that have been ceded to Athene are held in a trust on a funds withheld basis. The funds withheld are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the funds withheld would ever reach a point where it is less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or pledge securities to the funds withheld for the amount of any shortfall. At December 31, 2009, Athene has adequate capital reserves and a significant capital commitment from its equity investor.

        In addition, we have entered into other types of reinsurance contracts including indemnity reinsurance and financing arrangements. Should any of these reinsurers fail to meet the obligations assumed under such contracts, we remain liable with respect to the liabilities ceded. For further information regarding our reinsurance program, see Business—Reinsurance.

We may experience volatility in net income due to the application of fair value accounting to our derivative instruments.

        All of our derivative instruments, including certain derivative instruments embedded in other contracts, are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings. This impacts certain revenues and expenses we report for our fixed index annuity business as follows:

  •
  We must present the call options purchased to fund the annual index credits on our fixed index annuity products at fair value. The fair value of the call options is based upon the amount of cash that would be required to settle the call options obtained from the counterparties adjusted for the nonperformance risk of the counterparty. The nonperformance risk for each counterparty is based upon its one-year credit default swap rate. The counterparty one-year credit default swap rates are added to a three-month, six-month or twelve-month London Interbank Offered Rate (LIBOR) rate that best matches the remaining time to maturity of each call option. We record the change in fair value of these options as a component of our revenues. The change in fair value of derivatives includes the gains or losses recognized at expiration of the option term or upon early termination and changes in fair value for open positions.

  •
  The contractual obligations for future annual index credits are treated as a "series of embedded derivatives" over the expected life of the applicable contracts. Increases or decreases in the fair value of embedded derivatives generally correspond to increases or decreases in equity market performance and changes in the interest rates used to discount the excess of the projected policy contract values over the projected minimum guaranteed contract values. We record the change in fair value of these embedded derivatives as a component of our benefits and expenses in our consolidated statements of operations. For further information regarding the determination of fair value of our embedded derivatives, see Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.

        The application of fair value accounting for derivatives and embedded derivatives in future periods to our fixed index annuity business may cause substantial volatility in our reported net income.

We may face unanticipated losses if there are significant deviations from our assumptions regarding the probabilities that our annuity contracts will remain in force from one period to the next.

        The expected future profitability of our annuity products is based in part upon expected patterns of premiums, expenses and benefits using a number of assumptions, including those related to the probability that a policy or contract will remain in force, or persistency, and mortality. Since no insurer can precisely determine persistency or mortality, actual results could differ significantly from assumptions, and deviations from estimates and assumptions could have a material adverse effect on our business, financial condition or results of operations. For example actual persistency that is lower than our assumptions could have an adverse impact on future profitability, especially in the early years of a policy or contract primarily because we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy.

        In addition, we set initial crediting rates for our annuity products based upon expected claims and payment patterns, using assumptions for, among other factors, mortality rates of our policyholders. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if mortality rates are lower than our pricing assumptions, we could be required to make more payments under certain annuity contracts in addition to what we had projected.

If our estimated gross profits change significantly from initial expectations we may be required to expense our deferred policy acquisition costs and deferred sales inducements in an accelerated manner, which would reduce our profitability.

        Deferred policy acquisition costs represent costs that vary with and primarily relate to the acquisition of new business. Deferred sales inducements are contract enhancements such as first-year premium and interest bonuses that are credited to policyholder account balances. These costs are capitalized when incurred and are amortized over the life of the contracts. Current amortization of these costs is generally in proportion to expected gross profits from interest margins and, to a lesser extent, from surrender charges. Unfavorable experience with regard to expected expenses, investment returns, mortality or withdrawals may cause acceleration of the amortization of these costs resulting in an increase of expenses and lower profitability.

If we do not manage our growth effectively, our financial performance could be adversely affected; our historical growth rates may not be indicative of our future growth.

        We have experienced rapid growth since our formation in December 1995. For the year ended December 31, 2009, our deposits from sales of new annuities were $3.7 billion. We intend to continue to grow by recruiting new independent agents, increasing the productivity of our existing agents, expanding our insurance distribution network, developing new products, expanding into new product lines, and continuing to develop new incentives for our sales agents. Future growth will impose significant added responsibilities on our management, including the need to identify, recruit, maintain and integrate additional employees, including management. There can be no assurance that we will be successful in expanding our business or that our systems, procedures and controls will be adequate to support our operations as they expand. In addition, due to our rapid growth and resulting increased size, it may be necessary to expand the scope of our investing activities to asset classes in which we historically have not invested or have not had significant exposure. If we are unable to adequately manage our investments in these classes, our financial condition or operating results in the future could be less favorable than in the past. Further, we have utilized reinsurance in the past to support our growth. The future availability and cost of reinsurance is uncertain. Our failure to manage growth effectively, or our inability to recruit, maintain and integrate additional qualified employees and independent agents, could have a material adverse effect on our business, financial condition or results of operations. In addition, due to our rapid growth, our historical growth rates are not likely to accurately reflect our future growth rates or our growth potential. We cannot assure you that our future revenues will increase or that we will continue to be profitable.

We must retain and attract key employees or else we may not grow or be successful.

        We are dependent upon our executive management for the operation and development of our business. Our executive management team includes:

  •
  David J. Noble, Executive Chairman;

  •
  Wendy C. Waugaman, President and Chief Executive Officer;

  •
  John M. Matovina, Vice Chairman, Chief Financial Officer and Treasurer;

  •
  Debra J. Richardson, Executive Vice President and Secretary;

  •
  Ronald J. Grensteiner, President of American Equity Life;

  •
  James R. Gerlach, Executive Vice President;

  •
  Terry A. Reimer, Executive Vice President;

  •
  Ted M. Johnson, Vice President-Controller; and

  •
  Jeff D. Lorenzen, Sr. Vice President-Investments.

        Although we have change in control agreements with certain members of our executive management team, we do not have employment contracts with any of the members of our executive management team. Although none of our executive management team has indicated that they intend to terminate their employment with us, there can be no assurance that these employees will remain with us for any particular period of time. Also, we do not maintain "key person" life insurance for any of our personnel.

If we are unable to attract and retain national marketing organizations and independent agents, sales of our products may be reduced.

        We distribute our annuity products through a variable cost distribution network which included over 50 national marketing organizations and 41,000 independent agents as of December 31, 2009. We must attract and retain such marketers and agents to sell our products. Insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers and agents primarily on the basis of our financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers and agents also depends upon the long-term relationships we develop with them. If we are unable to attract and retain sufficient marketers and agents to sell our products, our ability to compete and our revenues would suffer.

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

        On December 17, 2008, the SEC voted to approve Rule 151A, which would apply federal securities oversight to fixed index annuities issued on or after January 12, 2011. Along with several other parties, we filed a petition for judicial review of this rule seeking to have it overturned. The court issued its decision in this case on July 21, 2009 and remanded Rule 151A to the SEC for further consideration of the effect of Rule 151A on efficiency, capital formation and competition. However, the court upheld the SEC's authority under the Securities Act of 1933 to regulate our fixed index products if the SEC sufficiently considers such effects. Further steps in this litigation are uncertain at this time. In addition, legislation has been introduced in the U.S. House of Representatives and the U.S. Senate that would negate Rule 151A. Whether and when such bills may be enacted into law is also uncertain. Should this legal challenge to Rule 151A be unsuccessful, costs of compliance with Rule 151A will be substantial and will include, among other things: (i) the costs of registering one or more fixed index annuities; (ii) the annual costs of printing and mailing prospectuses to policyholders; (iii) the costs of expanding the operations of our broker-dealer subsidiary; (iv) the costs of establishing relationships with other broker-dealers; and (v) the costs of compensating broker-dealers in connection with product sales. In addition, we believe a portion of our sales agents would choose not to become licensed to sell SEC registered products, which could lead to a substantial decline in new annuity deposits unless we are successful in developing new insurance products they want to sell. In a brief filed in the court proceedings challenging Rule 151A, the SEC recently consented to an additional two-year extension on the effectiveness of Rule 151A following the date any re-issuance of the Rule. Whether or when such re-issuance may occur is not yet known.

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

        The annuity and life insurance products that we market generally provide the policyholder with certain federal income tax advantages. For example, federal income taxation on any increases in non-qualified annuity contract values (i.e. the "inside build-up") is deferred until it is received by the policyholder. With other savings investments, such as certificates of deposit and taxable bonds, the increase in value is generally taxed each year as it is realized. Additionally, life insurance death benefits are generally exempt from income tax.

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

        Under current law, nearly all of the tax cuts which were contained in the 2001 Act and accelerated by the provisions of the 2003 Act are due to expire at the end of 2010. These tax cuts included a temporary reduction in individual tax rates which can lower the present value of the tax deferred advantage of annuities and life insurance products for some individuals. This in turn might hinder our ability to sell such products and/or increase the rate at which our current policyholders surrender their policies.

We face risks relating to litigation, including the costs of such litigation, management distraction and the potential for damage awards, which may adversely impact our business.

        We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulatory bodies, such as state insurance departments, the SEC, the Financial Industry Regulatory Authority, Inc. ("FINRA"), the Department of Labor and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974, as amended, and laws governing the activities of broker-dealers. Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in several purported class action lawsuits alleging improper sales practices. In these lawsuits, the plaintiffs are seeking returns of premiums and other compensatory and punitive damages. Although we do not believe that these lawsuits will have a material adverse effect on our business, financial condition or results of operations, there can be no assurance that such litigation, or any future litigation, will not have such an effect, whether financially, through distraction of our management or otherwise. For additional information, see Legal Proceedings and note 13 to our audited consolidated financial statements.

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

        Financial strength ratings are important factors in establishing the competitive position of life insurance and annuity companies. In recent years, the market for annuities has been dominated by those insurers with the highest ratings. A ratings downgrade, or the potential for a ratings downgrade, could have a number of adverse effects on our business. For example, distributors and sales agents for life insurance and annuity products use the ratings as one factor in determining which insurer's annuities to market. A ratings downgrade could cause those distributors and agents to seek alternative carriers. In addition, a ratings downgrade could materially increase the number of policy or contract surrenders we experience, as well as our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.

        Financial strength ratings are measures of an insurance company's ability to meet contractholder and policyholder obligations and generally involve quantitative and qualitative evaluations by rating agencies of a company's financial condition and operating performance. Generally, rating agencies base their ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions. Ratings are based upon factors of concern to agents, policyholders and intermediaries and are not directed toward the protection of investors and are not recommendations to buy, sell or hold securities.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease commercial office space in one building in West Des Moines, Iowa, for our principal offices under an operating lease that expires on November 21, 2021. We also lease our office in Pell City, Alabama, pursuant to an operating lease that expires on December 31, 2010. We are fully utilizing these facilities and believe both locations to be sufficient to house our operations for the foreseeable future.

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

        On March 3, 2010, the SEC filed a civil complaint in the United States District Court for the Southern Division of Iowa in connection with the previously disclosed SEC investigation into proxy statement disclosures of certain transactions between American Equity and American Equity Investment Service Company ("Service Company") in 2003, 2004 and 2005 and the acquisition of the Service Company by us in 2005. In the complaint, the SEC charged us, our Executive Chairman and our Chief Executive Officer and President with violating Section 14(a) of the Securities Exchange Act of 1934, as amended, and Rules 14a-3 and 14a-9 thereunder. The complaint made no allegations of fraud or financial statement inaccuracies. As previously disclosed by us in a Current Report on Form 8-K on March 3, 2010, we and our executive officers charged in the SEC's complaint entered into settlements with the SEC in which the parties consented, without admitting or denying the allegations in the complaint, to an entry of judgment enjoining the parties from violating the aforementioned federal securities laws, and in the case of the individuals, the payment of civil monetary penalties. We also agreed to maintain certain remedial corporate governance measures initiated during the SEC inquiry. The settlement did not require us to pay a monetary penalty. The court approved the settlements in final judgments entered on March 4, 2010.

        In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in two class action lawsuits alleging improper sales practices and similar claims as described below. It is often not possible to determine the ultimate outcome of pending legal proceedings or to provide reasonable ranges of potential losses with any degree of certainty. The lawsuits referred to below are in various stages. We do not have sufficient information to make an assessment of the plaintiffs' claims for liability or damages as plaintiffs have not provided any damage or restitution model. The plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages, which are difficult to quantify and cannot be estimated based on the information currently available. We do not believe that these lawsuits, including those discussed below, will have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.

        We are a defendant in two class actions, including (i) Stephens v. American Equity Investment Life Insurance Company, et. al., in the San Luis Obispo Superior Court, California (complaint filed November 29, 2004) (the "SLO Case") and (ii) McCormack, et al. v. American Equity Investment Life Insurance Company, et al., in the United States District Court for the Central District of California, Western Division and Anagnostis v. American Equity, et al., coordinated in the Central District, entitled, In re American Equity Annuity Practices and Sales Litigation (complaint filed September 7, 2005) (the "Los Angeles Case").

        The plaintiffs in the SLO Case represent a class of individuals who are California residents and who either purchased their annuity from us through a co-defendant marketing organization or who purchased one of a defined set of particular annuities issued by us. The named plaintiffs in this case are: Chalys M. Stephens and John P. Stephens. Plaintiffs seek injunctive relief and restitution on behalf of all class members under California Business & Professions Code section 17200 et seq.; compensatory damages for breach of contract and breach of fiduciary duty; other pecuniary damages under California Civil Code section 1750 and California Welfare & Institutions Codes section 15600 et seq.; and punitive damages under common law causes of action for fraud and breach of the covenant of good faith and fair dealing. On November 3, 2008, the court issued an order certifying the class. We are vigorously defending the underlying allegations. The case is set for trial September 30, 2010, and we may seek to decertify the entire class after further discovery into the merits of the case.

        The Los Angeles Case is a consolidated action involving several lawsuits filed by individuals, and the individuals are seeking class action status for a national class of purchasers of annuities issued by us. The named plaintiffs in this consolidated case are Bernard McCormack, Gust Anagnostis by and through Gary S. Anagnostis and Robert C. Anagnostis, Regina Bush by and through Sharon Schipiour, Lenice Mathews by and through Mary Ann Maclean and George Miller. The allegations generally attack the suitability of sales of deferred annuity products to persons over the age of 65. The plaintiffs seek recessionary and injunctive relief including restitution and disgorgement of profits on behalf of all class members under California Business & Professions Code section 17200 et seq. and Racketeer Influenced and Corrupt Organizations Act; compensatory damages for breach of fiduciary duty and aiding and abetting of breach of fiduciary duty; unjust enrichment and constructive trust; and other pecuniary damages under California Civil Code section 1750 and California Welfare & Institutions Codes section 15600 et seq. This action is effectively stayed while the court determines whether plaintiffs' experts' opinions are admissable. We are vigorously defending against both class action status as well as the underlying claims.

Item 4.    Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol AEL. The following table sets forth the high and low prices of our common stock as quoted on the NYSE.

2009	High	Low
First Quarter	$7.40	$2.96
Second Quarter	$8.86	$4.01
Third Quarter	$8.65	$5.24
Fourth Quarter	$8.40	$6.10
2008
First Quarter	$10.21	$6.82
Second Quarter	$11.63	$7.61
Third Quarter	$10.75	$7.27
Fourth Quarter	$7.75	$3.65

        On August 20, 2009, we entered into distribution agreements with Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC ("FPK") and Sandler O'Neill & Partners, L.P. ("Sandler O'Neill"). On December 3, 2009 Macquarie Capital (USA) Inc. ("Macquarie Capital") assumed all of FPK's rights and obligations under our distribution agreement with FPK. Under the distribution agreements, we can offer and sell shares of our common stock up to an aggregate offering price of $50.0 million. From October 1, 2009 through December 31, 2009, we did not sell any of our common stock pursuant to these distribution agreements. From August 20, 2009 through September 30, 2009, we sold 132,300 shares of our common stock at an average price of $8.26 per share, resulting in gross proceeds to us of $1.1 million. The aggregate net proceeds from such sales were $1.0 million after deducting related expenses, including $0.04 million in gross sales commissions paid to FPK. All of the net proceeds have been used for working capital and general corporate purposes. The offering of shares of our common stock pursuant to the distribution agreements will terminate upon the earlier of (1) the sale of all shares of common stock subject to the distribution agreements and (2) the termination of the distribution agreements by us or by Macquarie Capital or Sandler O'Neill.

        As of February 26, 2010, there were approximately 6,000 holders of our common stock. In 2009 and 2008, we paid an annual cash dividend of $0.08 and $0.07, respectively, per share on our common stock. We intend to continue to pay an annual cash dividend on such shares so long as we have sufficient capital and/or future earnings to do so. However, we anticipate retaining most of our future earnings, if any, for use in our operations and the expansion of our business. Any further determination as to dividend policy will be made by our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.

        Since we are a holding company, our ability to pay cash dividends depends in large measure on our subsidiaries' ability to make distributions of cash or property to us. Iowa insurance laws restrict the amount of distributions American Equity Life can pay to us without the approval of the Iowa Insurance Commissioner. See Management's Discussion and Analysis of Financial Condition and Results of Operations and note 12 to our audited consolidated financial statements.

Issuer Purchases of Equity Securities

        There were no issuer purchases of equity securities for the quarter ended December 31, 2009.

        We have a Rabbi Trust, the NMO Deferred Compensation Trust, which purchases our common shares to fund the amount of shares earned by our agents and vested under the NMO Deferred Compensation Plan. At December 31, 2009, agents had earned 81,745 shares which had vested but had not yet been purchased and contributed to the Rabbi Trust.

        In addition, we have a share repurchase program under which we are authorized to purchase up to 10,000,000 shares of our common stock. As of December 31, 2009 we have repurchased 3,845,296 shares of our common stock under this program. We suspended the repurchase of our common stock under this program in August of 2008.

        The maximum number of shares that may yet be purchased under these plans is 6,236,449 at December 31, 2009.

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

	Year ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)
		(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)
Consolidated Statements of Operations Data:
Revenues
Annuity product charges	$63,358	$52,671	$45,828	$39,472	$25,686
Net investment income	932,172	822,077	719,916	677,638	554,118
Change in fair value of derivatives	216,896	(372,009)	(59,985)	183,783	(18,029)
Net realized gains on investments, excluding other than temporary impairment ("OTTI") losses	51,279	5,555	501	2,682	1,827
Net OTTI losses recognized in operations	(86,771)	(192,648)	(4,383)	(1,337)	(9,462)

Total revenues	1,188,913	337,904	714,500	915,860	567,718
Benefits and expenses
Interest sensitive and index product benefits	347,883	205,131	560,209	404,269	299,254
Change in fair value of embedded derivatives	529,508	(210,753)	(67,902)	151,057	31,087
Amortization of deferred sales inducements and policy acquisition costs	128,008	157,443	68,038	119,716	80,334
Interest expense on notes payable and subordinated debentures	30,672	39,218	43,436	42,632	34,627
Interest expense on amounts due under repurchase agreements	534	8,207	15,926	32,931	11,280
Other operating costs and expenses	57,255	52,633	48,230	40,418	35,896

Total benefits and expenses	1,102,749	260,851	676,356	799,831	500,982

Income before income taxes	86,164	77,053	38,144	116,029	66,736
Income tax expense	17,634	61,106	11,914	41,068	23,676

Net income	68,530	15,947	26,230	74,961	40,559

Per Share Data:
Earnings per common share	$1.22	$0.30	$0.46	$1.33	$1.03
Earnings per common share—assuming dilution	1.18	0.30	0.46	1.26	0.94
Dividends declared per common share	0.08	0.07	0.06	0.05	0.04
Non-GAAP Financial Measure (a):
Operating income	$101,778	$72,472	$61,532	$69,977	$54,670

Reconciliation to net income:
Net income	$68,530	$15,947	$26,229	$74,961	$40,559
Net realized gains and net OTTI losses on investments, net of offsets	(1,339)	92,524	1,688	(427)	2,653
Convertible debt retirement, net of income taxes	687	(5,702)	—	—	—
Net effect of derivatives, embedded derivatives and other index annuity, net of offsets	33,900	(30,297)	33,615	(4,557)	7,760
Variable interest entity consolidation and income tax contingency	—	—	—	—	3,698

Operating income	$101,778	$72,472	$61,532	$69,977	$54,670

Operating income per common share	$1.81	$1.35	$1.08	$1.24	$1.39
Operating income per common share—assuming dilution	1.75	1.30	1.05	1.18	1.26

	As of and for the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)
		(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)
Consolidated Balance Sheet Data:
Total investments	$15,374,110	$12,719,605	$12,610,895	$11,385,464	$10,492,346
Total assets	21,312,004	17,081,740	16,384,690	14,979,198	14,027,739
Policy benefit reserves	19,336,221	15,809,539	14,711,780	13,207,931	12,237,988
Notes payable	316,468	247,750	248,968	243,022	328,039
Subordinated debentures	268,347	268,209	268,330	268,489	230,658
Accumulated other comprehensive loss ("AOCL")	(30,456)	(147,376)	(38,929)	(38,769)	(27,306)
Total stockholders' equity	754,623	496,844	621,324	607,502	457,307
Other Data:
Life subsidiaries' statutory capital and surplus and asset valuation reserve	1,239,651	1,011,682	1,013,845	1,009,192	702,278
Life subsidiaries' statutory net gain from operations before income taxes and realized capital gains (losses)	253,146	129,046	41,473	95,217	112,498
Life subsidiaries' statutory net income (loss)	116,895	(7,073)	17,010	89,875	40,534
Book value per share (b)	$13.08	$9.46	$11.11	$10.82	$8.24
Book value per share, excluding AOCL (b)	13.61	12.27	11.81	11.51	8.73

(a)
In addition to net income, we have consistently utilized operating income, operating income per common share and operating income per common share—assuming dilution, non-GAAP financial measures commonly used in the life insurance industry, as economic measures to evaluate our financial performance. Operating income equals net income adjusted to eliminate the impact of net realized gains on investments, including net OTTI losses recognized in operations and related deferred tax asset valuation allowance, (gain) loss on retirement of debt, fair value changes in derivatives and embedded derivatives, the Lehman counterparty default on expired call options, minority interest of variable interest entity and income tax contingency. Because these items fluctuate from year to year in a manner unrelated to core operations, we believe measures excluding their impact are useful in analyzing operating trends. We believe the combined presentation and evaluation of operating income together with net income, provides information that may enhance an investor's understanding of our underlying results and profitability.

(b)
Book value per share and book value per share excluding AOCL is calculated as total stockholders' equity and total stockholders' equity excluding AOCL divided by the total number of common stock outstanding. AOCL fluctuates from year to year due to unrealized changes in the fair value of available for sale investments. Shares outstanding include shares held by the NMO Deferred Compensation Trust and exclude unallocated shares held by our employee stock ownership plan—see note 11 to our audited consolidated financial statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's discussion and analysis reviews our consolidated financial position at December 31, 2009 and 2008, and our consolidated results of operations for the three years in the period ended December 31, 2009, and where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with our audited consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this report.

Cautionary Statement Regarding Forward-Looking Information

        All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by us with the SEC, press releases, presentations by us or our management or oral statements) relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend" and other similar expressions, constitute forward-looking statements. We caution that these statements may and often do vary from actual results and the differences between these statements and actual results can be material. Accordingly, we cannot assure you that actual results will not differ materially from those expressed or implied by the forward-looking statements. Factors that could contribute to these differences include, among other things:

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

Overview

        We specialize in the sale of individual annuities (primarily deferred annuities) and, to a lesser extent, we also sell life insurance policies. Under U.S. generally accepted accounting principles ("GAAP"), premium collections for deferred annuities are reported as deposit liabilities instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liabilities for policyholder account balances and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income; surrender and other charges deducted from the account balances of policyholders; net realized gains on investments, excluding other than temporary impairment losses; and changes in fair value of derivatives. Components of expenses for products accounted for as deposit liabilities are interest sensitive and index product benefits (primarily interest credited to account balances), changes in fair value of embedded derivatives, amortization of deferred sales inducements and deferred policy acquisition costs, other operating costs and expenses, and income taxes.

        Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread". Our investment spread is summarized as follows:

	Year Ended December 31,
	2009	2008	2007
Average yield on invested assets	6.30%	6.20%	6.11%
Cost of money:
Aggregate	3.26%	3.43%	3.50%
Cost of money for fixed index annuities	3.24%	3.43%	3.51%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.26%	3.26%	3.28%
Multi-year rate guaranteed	3.88%	3.88%	4.14%
Investment spread:
Aggregate	3.04%	2.77%	2.61%
Fixed index annuities	3.06%	2.77%	2.60%
Fixed rate annuities:
Annually adjustable	3.04%	2.94%	2.83%
Multi-year rate guaranteed	2.42%	2.32%	1.97%

        The cost of money for fixed index annuities and average crediting rates for fixed rate annuities are computed based upon policyholder account balances and do not include the impact of amortization of deferred sales inducements. See Critical Accounting Policies—Deferred Policy Acquisition Costs and Deferred Sales Inducements. With respect to our fixed index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate strategy, expenses we incur to fund the annual index credits and where applicable, minimum guaranteed interest credited. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances. See Critical Accounting Policies—Policy Liabilities for Fixed Index Annuities and Financial Condition—Derivative Instruments.

        Our profitability depends in large part upon the amount of assets under our management, investment spreads we earn on our policyholder account balances, our ability to manage our investment portfolio to maximize returns and minimize risks such as interest rate changes and defaults or impairment of investments, our ability to manage interest rates credited to policyholders and costs of the options purchased to fund the annual index credits on our fixed index annuities, our ability to manage the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders) and our ability to manage our operating expenses.

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

Valuation of Investments

        Our fixed maturity securities (bonds and redeemable preferred stocks maturing more than one year after issuance) and equity securities (common and perpetual preferred stocks) classified as available for sale are reported at fair value. Unrealized gains and losses, if any, on these securities are included directly in stockholders' equity as a component of Accumulated Other Comprehensive Loss, net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements. Unrealized gains and losses represent the difference between the amortized cost or cost basis and the fair value of these investments. We use significant judgment within the process used to determine fair value of these investments.

        GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. We categorize our investments into three levels of fair value hierarchy based on the priority for use of inputs in determining fair value. The hierarchy defines the highest priority inputs (Level 1) as quoted prices in active markets for identical assets. The lowest priority inputs (Level 3) are our own assumptions about what a market participant would use in determining fair value such as estimated future cash flows. We categorize financial assets and liabilities recorded at fair value in the consolidated balance sheets as follows:

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

        The following table presents the fair value of fixed maturity and equity securities, available for sale, by pricing source and hierarchy level as of December 31, 2009 and 2008, respectively:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
December 31, 2009
Priced via third party pricing services	$154,035	$610,195	$—	$764,230
Priced via independent broker quotations	2,545	9,945,634	—	9,948,179
Priced via matrices	—	53,647	—	53,647
Priced via other methods	—	13,243	17,918	31,161

	$156,580	$10,622,719	$17,918	$10,797,217

% of Total	1.5%	98.4%	0.2%	100.0%

December 31, 2008
Priced via third party pricing services	$169,499	$1,839,770	$—	$2,009,269
Priced via independent broker quotations	2,733	4,633,011	—	4,635,744
Priced via matrices	—	51,199	—	51,199
Priced via other methods	—	12,304	20,082	32,386

	$172,232	$6,536,284	$20,082	$6,728,598

% of Total	2.6%	97.1%	0.3%	100.0%

        Management's assessment of all available data when determining fair value of our investments is necessary to appropriately apply fair value accounting.

        Fair values of available for sale fixed maturity and equity securities are obtained primarily from a broker who starts by obtaining a price from an independent pricing source and adjusts for observable data. These prices from the independent broker undergo evaluation by our internal investment professionals. We generally obtain one price per security, which is compared to relevant credit information, perceived market movements and sector news. Market indices of similar rated asset class spreads are considered for valuations and broker indications of similar securities are compared. Inputs used by both the broker and the pricing service include market information, such as yield data and other factors relating to instruments or securities with similar characteristics. If the issuer has had trades in similar debt outstanding but not necessarily the same rank in the capital structure, spread information is used to support fair value. If discrepancies are identified, additional quotes are obtained and the quote that best reflects a fair value exit price at the reporting date is selected. In the case of private placement bonds, the broker typically starts with a price of a publicly traded bond of an entity that is comparable to size and financial position of the issuer of the private bond. The broker adjusts the price for factors such as marketability and risk factors specific to each security.

        In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

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

Evaluation of Other Than Temporary Impairments

        The evaluation of investments for other than temporary impairments involves significant judgment and estimates by management. We review and analyze all investments on an ongoing basis for changes in market interest rates and credit deterioration. This review process includes analyzing our ability to recover the amortized cost or cost basis of each investment that has a fair value that is lower than its amortized cost or cost and requires a high degree of management judgment and involves uncertainty. The evaluation of securities for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties.

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

  •
  our intent to sell and whether it is more likely than not we would be required to sell debt securities prior to recovery;

  •
  our assessment, in the case of equity securities including perpetual preferred stocks with credit deterioration, that the security cannot recover to cost in a reasonable period of time;

  •
  our intent and ability to retain equity securities for a period of time sufficient to allow for recovery;

  •
  consideration of rating agency actions; and

  •
  changes in estimated cash flows of and residential mortgage and asset backed securities.

        We determine whether other than temporary impairment losses should be recognized for debt and equity securities by assessing all facts and circumstances surrounding each security. Where the decline in market value of debt securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening, and we anticipate recovery of all contractual or expected cash flows, we do not consider these investments to be other than temporarily impaired because we do not intend to sell these investments and it is not more likely than not we will be required to sell these investments before a recovery of amortized cost, which may be maturity. For equity securities, we recognize an impairment charge in the period in which we do not have the intent and ability to hold the securities until recovery of cost or we determine that the security will not recover to book value within a reasonable period of time. We determine what constitutes a reasonable period of time on a security-by-security basis by considering all the evidence available to us, including the magnitude of any unrealized loss and its duration. In any event, this period does not exceed 18 months from the date of impairment for perpetual preferred securities for which there is evidence of deterioration in credit of the issuer and common equity securities. For perpetual preferred securities absent evidence of a deterioration in credit of the issuer we apply an impairment model, including an anticipated recovery period, similar to a debt security.

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

        If we do not intend to sell and it is not more likely than not we will be required to sell the debt security but also do not expect to recover the entire amortized cost basis of the security, an impairment loss would be recognized in operations in the amount of the expected credit loss. We determine the amount of expected credit loss by calculating the present value of the cash flows expected to be collected. The difference between the present value of expected future cash flows and the amortized cost basis of the security is the amount of credit loss recognized in operations. The remaining amount of the other than temporary impairment is recognized in other comprehensive income.

        The determination of the credit loss component of a residential mortgage backed security is based on a number of factors. The primary consideration in this evaluation process is the issuer's ability to meet current and future interest and principal payments as contractually stated at time of purchase. Our review of these securities includes an analysis of the cash flow modeling under various default scenarios considering independent third party benchmarks, the seniority of the specific tranche within the structure of the security, the composition of the collateral and the actual default, loss severity and prepayment experience exhibited. With the input of third party assumptions for default projections, loss severity and prepayment expectations, we evaluate the cash flow projections to determine whether the security is performing in accordance with its contractual obligation.

        We utilize the models from a leading structured product software specialist serving institutional investors. These models incorporate each security's seniority and cash flow structure. In circumstances where the analysis implies a potential for principal loss at some point in the future, we use our "best estimate" cash flow projection discounted at the security's effective yield at acquisition to determine the amount of our potential credit loss associated with this security. The discounted expected future cash flows equates to our expected recovery value. Any shortfall of the expected recovery when compared to the amortized cost of the security will be recorded as the credit loss component of other than temporary impairment.

        The cash flow modeling is performed on a security-by-security basis and incorporates actual cash flows on the residential mortgage backed securities through the current period, as well as the projection of remaining cash flows using a number of assumptions including default rates, prepayment rates and loss severity rates. The default curves we use are tailored to the Prime or Alt-A residential mortgage backed securities that we own, which assume lower default rates and loss severity for Prime securities versus Alt-A securities. These default curves are scaled higher or lower depending on factors such as current underlying mortgage loan performance, rating agency loss projections, loan to value ratios, geographic diversity, as well as other appropriate considerations. The default curves generally assume lower loss levels for older vintage securities versus more recent vintage securities, which reflects the decline in underwriting standards over the years.

        The determination of the credit loss component of a corporate bond (including redeemable preferred stocks) is based on the underlying financial performance of the issuer and their ability to meet their contractual obligations. Considerations in our evaluation include, but are not limited to, credit rating changes, financial statement and ratio analysis, changes in management, large changes in credit spreads, breaches of financial covenants and a review of the economic outlook for the industry and markets in which they trade. In circumstances where an issuer appears unlikely to meet its future obligation, or the security's price decline is deemed other than temporary, an estimate of credit loss is determined. Credit loss is calculated using default probabilities as derived from the credit default swaps markets in conjunction with recovery rates derived from independent third party analysis or a best estimate of credit loss. This credit loss rate is then incorporated into a present value calculation based on an expected principal loss in the future discounted at the yield at the date of purchase and compared to amortized cost to determine the amount of credit loss associated with the security.

        In addition, for debt securities which we do not intend to sell and it is not more likely than not we will be required to sell, but our intent changes due to changes or events that could not have been reasonably anticipated, an other than temporary impairment charge is recognized. Once an impairment charge has been recorded, we then continue to review the other than temporarily impaired securities for appropriate valuation on an ongoing basis. Unrealized losses may be recognized in future periods through a charge to earnings, should we later conclude that the decline in fair value below amortized cost is other than temporary pursuant to our accounting policy described above. The use of different methodologies and assumptions to determine the fair value of investments and the timing and amount of impairments may have a material effect on the amounts presented in our consolidated financial statements.

Policy Liabilities for Fixed Index Annuities

        We offer a variety of fixed index annuities with crediting strategies linked to the S&P 500 Index and other equity and bond market indices. We purchase call options on the applicable indices as an investment to provide the income needed to fund the annual index credits on the index products. See Financial Condition—Derivative Instruments. Certain derivative instruments embedded in the fixed index annuity contracts are recognized in the consolidated balance sheet at their fair values and changes in fair value are recognized immediately in our consolidated statements of operations in accordance with accounting standards for derivative instruments and hedging activities.

        Accounting for derivatives prescribes that the contractual obligations for future annual index credits are treated as a "series of embedded derivatives" over the expected life of the applicable contracts. Policy liabilities for fixed index annuities are equal to the sum of the "host" (or guaranteed) component and the embedded derivative component for each fixed index annuity policy. The host value is established at inception of the contract and accreted over the policy's life at a constant rate of interest. We estimate the fair value of the embedded derivative component at each valuation date by (i) projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and (ii) discounting the excess of the projected contract value amounts at the applicable risk free interest rates adjusted for our nonperformance risk related to those liabilities. The projections of policy contract values are based on our best estimate assumptions for future policy growth and future policy decrements. Our best estimate assumptions for future policy growth include assumptions for the expected index credit on the next policy anniversary date which are derived from the fair values of the underlying call options purchased to fund such index credits and the expected costs of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary. The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as were used to project policy contract values. The amounts reported in the consolidated statements of operations as "Interest sensitive and index product benefits" represent amounts credited to policy liabilities pursuant to accounting by insurance companies for certain long-duration contracts which include index credits through the most recent policy anniversary. The amounts reported in the consolidated statements of operations as "Changes in fair value of embedded derivatives" equal the change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the long-duration contracts accounting standard at each balance sheet date.

        In general, the change in the fair value of the embedded derivatives will not correspond to the change in fair value of the purchased call options because the purchased call options are one year options while the options valued in the embedded derivatives represent the rights of the contract holder to receive index credits over the entire period the fixed index annuities are expected to be in force, which typically exceeds 10 years.

        The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at December 31, 2009 were to increase by 100 basis points, our reserves for fixed index annuities would decrease by $81.1 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $50.1 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase our reserves for fixed index annuities by $90.0 million recorded through operations as a increase in the change in fair value of embedded derivatives and increase our combined balance for deferred policy acquisition costs and deferred sales inducements by $56.1 million recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

Deferred Policy Acquisition Costs and Deferred Sales Inducements

        Costs relating to the production of new business are not expensed when incurred but instead are capitalized as deferred policy acquisition costs or deferred sales inducements. Only costs which are expected to be recovered from future policy revenues and gross profits may be deferred. Deferred policy acquisition costs and deferred sales inducements are subject to loss recognition testing on a quarterly basis or when an event occurs that may warrant loss recognition. Deferred policy acquisition costs consist principally of commissions and certain costs of policy issuance. Deferred sales inducements consist of premium and interest bonuses credited to policyholder account balances.

        For annuity products, these costs are being amortized generally in proportion to expected gross profits from interest margins and, to a lesser extent, from surrender charges. Current and future period gross profits/margins for fixed index annuities also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. Current period amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. Our estimates of future gross profits/margins are based on actuarial assumptions related to the underlying policies terms, lives of the policies, yield on investments supporting the liabilities and level of expenses necessary to maintain the polices over their entire lives. Revisions are made based on historical results and our best estimates of future experience.

        The impact of unlocking during 2008 was a $1.3 million increase in the amortization of deferred sales inducements and a $14.6 million increase in amortization of deferred policy acquisition costs. The impact of unlocking during 2008 was primarily due to actual index credits to policies being lower than what was estimated due to the lack of performance of the indices upon which the index credits are based. There were no changes in our estimated future gross profits in 2009 and 2007 that resulted in unlocking adjustments to the deferred policy acquisition costs and deferred sales inducements balances.

        Estimated future gross profits vary based on a number of sources including investment spread margins, surrender charge income, policy persistency, policy administrative expenses and realized gains and losses on investments including credit related other than temporary impairment losses. Estimated future gross profits are most sensitive to changes in investment spread margins which are the most significant component of gross profits. If estimated gross profits for all future years on business in force at December 31, 2009 were to increase by 10%, our combined balance for deferred policy acquisition costs and deferred sales inducements at December 31, 2009 would increase by $51.5 million recorded through operations as a decrease to amortization of deferred policy acquisition costs and deferred sales inducements. Correspondingly, a 10% decrease in estimated gross profits for all future years would result in a $57.7 million decrease in the combined December 31, 2009 balances recorded through operations as an increase to amortization of deferred policy acquisition costs and deferred sales inducements.

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

Results of Operations for the Three Years Ended December 31, 2009

        Annuity deposits by product type collected during 2009, 2008 and 2007, were as follows:

	Year Ended December 31,
Product Type	2009	2008	2007
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$1,535,477	$1,303,871	$1,578,347
Fixed strategy	1,849,833	937,227	515,229

	3,385,310	2,241,098	2,093,576
Fixed rate annuities:
Single-year rate guaranteed	113,511	28,930	45,948
Multi-year rate guaranteed	178,737	18,978	5,158

	292,248	47,908	51,106
Total before coinsurance ceded	3,677,558	2,289,006	2,144,682
Coinsurance ceded	749,260	1,310	1,779

Net after coinsurance ceded	$2,928,298	$2,287,696	$2,142,903

        Annuity deposits before coinsurance ceded increased 61% during 2009 compared to 2008 and 7% during 2008 compared to 2007. We attribute these increases to several factors, including our continued strong relationships with our national marketing organizations and field force of licensed, independent insurance agents, the increased attractiveness of safe money products in volatile markets, lower interest rates on competing products such as bank certificates of deposit and product enhancements including a new generation of guaranteed income withdrawal benefit riders. In addition, we have benefitted during 2009 from the actions of several significant competitors who have restricted their capacity to accept new business. The extent to which this trend will be sustained in future periods is uncertain. While we have the capital resources to accept more business, our capacity is not unlimited and sales growth must be matched with available capital resources to maintain desired financial strength ratings from credit rating agencies and in particular, A.M. Best Company. Toward this end, effective June 1, 2009, we restructured our payment of commissions to agents on new sales by reducing the amount of commission paid at the time of sale but providing for additional commission payments on the first and second anniversaries of the date a policy was issued. This change will initially increase our statutory earnings and capital and surplus and our capacity to accept new business. It is uncertain what impact the change will have on the agents' willingness to sell business for us. During 2009 we also amended one of our reinsurance agreements with Hannover Life Reassurance Company of America to include certain policy forms that were not in existence in 2005 when the agreement was executed. Effective July 1, 2009 we entered into two reinsurance arrangements with a newly formed reinsurance company to reinsure on a funds withheld coinsurance basis 20% of the annuity deposits received in 2009 from our two top selling fixed index annuity products and 80% of the annuity deposits received after June 30, 2009 from a multi-year rate guaranteed fixed annuity product. Our objective with these agreements is to manage our retained new business growth (net annuity deposits after coinsurance ceded) to a maximum of $3 billion for 2009. These reinsurance arrangements resulted in the significant increase in coinsurance ceded annuity deposits for 2009 in the table above. We have extended the 2009 agreement to cede 20% of our fixed index annuities to those issued through March 31, 2010.

        Net income increased 330% to $68.5 million in 2009 and decreased 39% to $15.9 million in 2008 from $26.2 million in 2007. Net income for 2009 includes the impact of applying the FASB guidance for recognition and presentation of other than temporary impairments that was released in April 2009 as discussed below. Net income for 2008 includes the impact of the adoption of fair value measurement accounting standards as discussed below.

        Net income has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. Average annuity account values outstanding increased 14% for the year ended December 31, 2009 compared to 2008 and 13% for the year ended December 31, 2008 compared to 2007. Our investment spread measured on a percentage basis was 3.04%, 2.77% and 2.61% for the years ended December 31, 2009, 2008 and 2007, respectively. The increase in investment spread resulted from a higher investment yield earned on average assets due to higher yields on investments purchased subsequent to 2007 and a lower aggregate cost of money on our fixed index annuities. The lower cost of money for fixed index annuities during 2009 and 2008 was due to adjustments we made throughout 2007 to caps, participation rates and asset fees to manage the cost of options purchased to fund the annual index credits. The benefit from these adjustments was not fully recognized until the fourth quarter of 2008.

        The comparability of the amounts is significantly impacted by net realized gains on investments and net impairment losses on investments recognized in operations, gain (loss) on retirement of debt, the impact of fair value accounting for fixed index annuity derivatives and embedded derivatives and the impact of a counterparty default on expired derivatives contracts. We estimate that these items increased (decreased) net income as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Net realized gains and net impairment losses on investments recognized in operations	$1,339	$(92,524)	$(1,688)
Gain (loss) on retirement of debt	(687)	5,702	—
Change in fair value of fixed index annuity derivatives and embedded derivatives	(29,945)	31,125	(33,615)
Effect of counterparty default	(3,948)	(741)	—

        Net realized gains on investments and net impairment losses recognized in operations fluctuate from year to year based upon changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other than temporary impairments. We adopted the FASB guidance for recognition and presentation of other than temporary impairments that was released in April 2009 on January 1, 2009, which amended the determination of the amount of other than temporary impairments recognized in the statement of operations resulting in the noncredit portion of other than temporary impairments being recognized in other comprehensive income for debt securities that we do not intend to sell and it is not more likely than not we will be required to sell but also do not expect to recover the entire amortized cost basis of the security. The amounts disclosed above are net of related reductions in amortization of deferred sales inducements and deferred policy acquisition costs and income taxes. Income tax benefits related to net realized gains on investments and net other than temporary impairment losses recognized in operations were reduced by $34.5 million in 2008 for the establishment of a deferred tax valuation allowance related to the other than temporary impairments and capital loss carryforwards. Net income for 2009 includes a benefit of $11.9 million for the reduction of the deferred tax valuation allowance related to other than temporary impairments and capital loss carryforwards.

        Amounts attributable to the fair value accounting for fixed index annuity derivatives and embedded derivatives fluctuate from year to year based upon changes in the fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in the interest rates used to discount the embedded derivative liability. The amounts disclosed above are net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and income taxes. The significant changes in the impact from this item disclosed above relate primarily to changes in the interest rates used to discount the embedded derivative liabilities. Pursuant to fair value measurements accounting standards adopted prospectively on January 1, 2008, the discount rates are based on risk-free interest rates adjusted for our nonperformance risk. These rates decreased materially during the year ended December 31, 2009 resulting in decreases in net income for the year. Prior to the adoption of the fair value measurements accounting standards, the discount rates used were risk-free interest rates without adjustment for our nonperformance risk. The change to discount rates including our nonperformance risk resulted in a decrease in policy benefit reserves on January 1, 2008 of $150.6 million. The net income impact of this decrease in reserves net of the related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and income taxes was $40.7 million.

        Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for living income benefit riders) increased 20% to $63.4 million in 2009 and 15% to $52.7 million in 2008 from $45.8 million in 2007. Product charges for the year ended December 31, 2009 include $4.5 million of fees deducted from policyholder account balances for living income benefit riders. Surrender charges fluctuate from year to year based upon policyholder behavior and have generally increased during 2009 and 2008 consistent with growth in the volume of business in force.

        Net investment income increased 13% to $932.2 million in 2009 and 14% to $822.1 million in 2008 from $719.9 million in 2007. These increases were principally attributable to the growth in our annuity business and corresponding increases in our invested assets and the average yield earned on investments. Average invested assets (on an amortized cost basis) excluding derivative instruments increased 12% to $14.8 billion at December 31, 2009 and 6% to $13.2 billion at December 31, 2008 compared to $12.5 billion at December 31, 2007. The average yield earned on average invested assets was 6.30%, 6.20% and 6.11% for 2009, 2008 and 2007, respectively. The increase in the yield earned on average invested assets for 2009 and 2008 was attributable to higher yields on investments purchased subsequent to 2007.

        Change in fair value of derivatives (principally call options purchased to fund annual index credits on fixed index annuities) is affected by the performance of the indices upon which our options are based and the aggregate cost of options purchased. The components of change in fair value of derivatives are as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$(196,000)	$(270,361)	$183,488
Change in unrealized gain (loss)	415,276	(100,453)	(242,199)
Interest rate swaps	(2,380)	(1,195)	(1,274)

	$216,896	$(372,009)	$(59,985)

        The differences between the change in fair value of derivatives between years are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation for options expiring during the years ended December 31, 2009, 2008 and 2007 is as follows:

Year Ended December 31,
	2009	2008	2007
S&P 500 Index
Point-to-point strategy	0.0%–45.1%	0.0%–2.6%	6.9%–24.4%
Monthly average strategy	0.0%–22.9%	0.0%–6.4%	1.2%–14.1%
Monthly point-to-point strategy	0.0%– 9.9%	0.0%–0.0%	0.0%–18.8%
Lehman Brothers U.S. Aggregate and U.S. Treasury indices	0.0%–13.8%	0.3%–7.0%	2.6%– 8.8%

        Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the fixed index annuity policies (caps, participation rates, and asset fees) which allow us to manage the cost of the options purchased to fund the annual index credits. The change in fair value of derivatives is also influenced by the aggregate costs of options purchased. The aggregate cost of options has increased primarily due to an increased amount of fixed index annuities in force. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. Costs for options purchased during the year ended December 31, 2009 and 2008 decreased compared to prior years due to adjustments to caps, participation rates, and asset fees.

        We had unsecured counterparty exposure in connection with options purchased from affiliates of Lehman which declared bankruptcy during the third quarter of 2008, and at December 31, 2008, all options purchased from affiliates of Lehman carried a fair value of zero. Except for a few options involving immaterial amounts, all options purchased from affiliates of Lehman have expired as of December 31, 2009. The amount of option proceeds due on expired options purchased from affiliates of Lehman that we did not receive payment on was $12.0 million and $2.1 million for the year ended December 31, 2009 and 2008, respectively. No amount has been recognized for any recovery of these amounts that may result from our claim in Lehman's bankruptcy proceedings.

        Net realized gains on investments, excluding OTTI losses include gains and losses on the sale of securities and impairment losses on mortgage loans on real estate which fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investments. The components of net realized gains on investments for the years ended December 31, 2009, 2008 and 2007 are set forth in the table that follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$54,401	$5,852	$931
Gross realized losses	(2,162)	(589)	(88)

	52,239	5,263	843
Equity securities:
Gross realized gains	5,620	292	232
Gross realized losses	(96)	—	(574)

	5,524	292	(342)
Mortgage loans on real estate:
Impairment losses	(6,484)	—	—

	$51,279	$5,555	$501

        Gross realized gains have increased in 2009 due to tax planning strategies to generate taxable capital gains that will permit deduction of capital losses for income tax purposes. Gross realized losses in 2009 primarily relate to three securities that experienced credit events during 2009 resulting in the decision to sell the securities at a loss. See Financial Condition—Investments for additional discussion of impairment losses recognized on mortgage loans on real estate.

        Net OTTI losses recognized in operations decreased to $86.8 million in 2009 and increased to $192.6 million in 2008 from $4.4 million in 2007. See Financial Condition—Investments for additional discussion of write downs of securities for other than temporary impairments.

        Gain (loss) on retirement of debt for 2009 includes a $3.1 million gain on an exchange of five million shares of our common stock for $37.2 million principal amount of our 5.25% contingent convertible senior notes due in December 2024 (the "2024 notes") and a $3.8 million loss on an exchange of $63.6 million principal amount of our 5.25% contingent convertible senior notes due in December 2029 for the same principal amount of the 2024 notes. The fair value of the common stock issued was $31.3 million and the 2024 notes retired in the common stock for debt exchange carried unamortized debt discount and debt issue costs totaling $2.8 million. The 2024 notes retired in the debt for debt exchange carried unamortized debt discount and debt issue costs totaling $3.8 million. The $9.7 million gain on retirement of debt in 2008 resulted from the purchase of $78.1 million principal amount of the 2024 notes for $61.4 million in cash, of which $0.4 million was assigned to the reacquisition of the equity component of the 2024 notes. The 2024 notes retired in 2008 carried unamortized debt discount and debt issue costs totaling $7.4 million.

        Interest sensitive and index product benefits increased 70% to $347.9 million in 2009 and decreased 63% to $205.1 million in 2008 from $560.2 million in 2007. The components of interest credited to account balances are summarized as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Index credits on index policies	$94,601	$33,337	$403,416
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	249,015	171,794	156,793
Living income benefit rider	4,267	—	—

	$347,883	$205,131	$560,209

        The changes in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $70.6 million, $26.2 million and $392.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Proceeds for 2009 were adversely affected by the Lehman defaults as discussed above. The increases in interest credited for 2009 and 2008 was due to an increase in the average amount of annuity liabilities outstanding receiving a fixed rate of interest and an increase in minimum guaranteed interest for fixed index annuities. The increase in minimum guaranteed interest for fixed index annuities is directly attributable to the weak equity market performance during prior periods which resulted in smaller index credits. The increase in interest credited for 2008 included an immaterial correction to single premium annuity reserves in the fourth quarter of 2008 which reduced interest credited by $2.2 million. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 14% to $15.4 billion in 2009 and 13% to $13.5 billion in 2008 from $11.9 billion in 2007.

        Amortization of deferred sales inducements increased 30% to $40.0 million in 2009 and 162% to $30.7 million in 2008 from $11.7 million in 2007. The 2008 increase includes the $1.3 million impact of unlocking discussed above. In general, amortization of deferred sales inducements has been increasing each year due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 94%, 93% and 86% of our total annuity deposits during 2009, 2008 and 2007, respectively. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with the net realized gains on investments and net OTTI losses recognized in operations.

        Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options) because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceeds ten years. The gross profit adjustments resulting from fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business decreased amortization by $29.2 million, increased amortization by $13.9 million, and decreased amortization by $23.4 million in 2009, 2008 and 2007, respectively. The gross profit adjustments from net realized gains on investments and net OTTI losses recognized in operations decreased amortization by $6.8 million, $35.6 million and $0.3 million in 2009, 2008 and 2007, respectively. Excluding the amortization amounts attributable to fair value accounting for derivatives and embedded derivatives and realized gains on investments and net OTTI losses recognized in operations, amortization would have been $76.0 million, $52.4 million and $35.4 million for 2009, 2008 and 2007, respectively. See Critical Accounting Policies—Deferred Policy Acquisition Costs and Deferred Sales Inducements.

        Change in fair value of embedded derivatives was an increase of $529.5 million during 2009 compared to decreases of $210.8 million in 2008 and $67.9 million in 2007. These changes resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund these index credits discussed above in change in fair value of derivatives; (ii) changes in discount rates used in estimating our liability for policy growth; (iii) changes in estimates of expected costs of annual call options that will be purchased in the future to fund index credits beyond the next policy anniversary; and (iv) the growth in the host component of the policy liability. See Critical Accounting Policies—Policy Liabilities for Fixed Index Annuities. The primary reasons for the significant increases in the fair values of embedded derivatives for 2009 were decreases in the discount rates used in estimating our liability for policy growth and increases in the expected index credits on the next policy anniversary dates which correlated with the change in fair value of derivatives discussed above. The primary reasons for the significant decrease in the fair value of the embedded derivatives for 2008 were increases in the discount rates used in estimating our liability for policy growth and a decrease in our estimate of the expected future cost of annual call options. The increase in the discount rates to reflect our nonperformance risk upon the adoption of the fair value measurements accounting requirements on January 1, 2008 as discussed above decreased the fair value of embedded derivatives by $150.6 million and the decrease in the estimate of future option costs decreased the fair value of the embedded derivatives for 2008 by $51.6 million.

        Interest expense on notes payable decreased 25% to $14.9 million in 2009 and decreased 5% to $19.8 million in 2008 from $20.9 million in 2007. These decreases were primarily attributable to the retirement of $78.1 million principal amount of our 2024 notes during 2008 and retirement of $37.2 million principal amount of our 2024 notes through the exchange of five million shares of our common stock in the second quarter of 2009. This decrease in interest expense on notes payable was offset in part by interest on borrowings under our revolving line of credit, which had a weighted average interest rate of 1.49% and 4.15% for the year ended December 31, 2009 and 2008, respectively.

The average borrowings outstanding under the line of credit were $113.3 million and $35.9 million for the years ended December 31, 2009 and 2008, respectively. Absent any further retirements of the 2024 notes, interest expense on notes payable will increase in 2010 due to the December 2009 issuance of convertible senior notes that carry an effective interest rate of 11.8%, offset in part by a decrease in interest for the 2024 notes that were retired in December 2009. See note 9 to our audited consolidated financial statements.

        Interest expense on subordinated debentures decreased 19% to $15.8 million in 2009 and 14% to $19.4 million in 2008 from $22.5 million in 2007. These decreases were primarily due to decreases in the weighted average interest rates on the outstanding subordinated debentures which were 5.82%, 7.15% and 8.32% for 2009, 2008 and 2007, respectively. The weighted average interest rates have decreased because $149.0 million principal amount of the subordinated debentures have a floating rate of interest based upon the three month London Interbank Offered Rate plus an applicable margin. See Financial Condition—Liabilities.

        Interest expense on amounts due under repurchase agreements decreased 93% to $0.5 million in 2009 and 48% to $8.2 million in 2008 from $15.9 million in 2007. These decreases were principally due to decreases in the borrowings outstanding and decreases in the weighted average interest rates on amounts borrowed. Weighted average interest rates were 0.35%, 2.28% and 5.27% for 2009, 2008 and 2007, respectively, and average borrowings outstanding were $150.7 million, $359.9 million and $301.9 million during 2009, 2008 and 2007, respectively. The decrease in the average borrowings outstanding for 2009 was due to the high level of calls on investment securities during the year. See Financial Condition—Investments.

        Amortization of deferred policy acquisition costs decreased 31% to $88.0 million in 2009 and increased 125% to $126.7 million in 2008 from $56.3 million in 2007. The 2008 increase includes the $14.6 million impact of unlocking discussed above. In general, amortization of deferred policy acquisition costs has been increasing each year due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains on investments and net OTTI losses recognized in operations.

        As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The gross profit adjustments resulting from fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business decreased amortization by $60.6 million, increased amortization by $44.2 million, and decreased amortization by $52.3 million in 2009, 2008 and 2007, respectively. The gross profit adjustments from net realized gains on investments and net OTTI losses recognized in operations decreased amortization by $12.2 million, $61.6 million and $0.9 million for 2009, 2008 and 2007, respectively. Excluding the amortization amounts attributable to fair value accounting for derivatives and net realized gains on investments and net OTTI losses recognized in operations, amortization would have been $160.9 million, $144.2 million and $109.5 million for 2009, 2008 and 2007, respectively.

        Other operating costs and expenses increased 9% to $57.3 million in 2009 and 9% to $52.6 million in 2008 from $48.2 million in 2007. The increase in 2009 was principally attributable to an increase in salaries and benefits of $3.3 million, increase in risk charges on reinsurance of $3.7 million, increase in general overhead of $1.0 million offset by a decrease in legal expense of $3.1 million. The increase in salaries and benefits for 2009 was primarily due to an increase in the number of employees due to the growth in our business. Also, we recorded post employment benefit expense of $1.2 million during the second quarter of 2009 related to a post employment benefit agreement with our Executive Chairman, David J. Noble which was approved by our board of directors on June 4, 2009. The increase in risk charges on reinsurance was due to a reinsurance treaty entered into on December 31, 2008 and the expansion of the inforce business covered under an existing reinsurance treaty during the second quarter of 2009. The increase in general overhead costs was due to the growth in our business from increased sales. The decreases in legal expense were primarily related to a decrease in the cost of defense related to ongoing litigation. The increase in 2008 was principally attributable to increases in salaries and benefits of $4.3 million and $1.0 million in general overhead due to the growth in our business from increased sales, offset by a decrease in legal expense of $0.8 million due to a decrease in the cost of defense related to ongoing litigation.

        Income tax expense decreased 71% to $17.6 million in 2009 and increased 413% to $61.1 million in 2008 from $11.9 million in 2007. These changes were primarily related to changes in income before income taxes and the impact of changes in the valuation allowance for deferred income tax assets related to capital loss carryforwards and other than temporary impairments on investment securities. The effective tax rates were 20.5%, 79.3% and 31.2% for 2009, 2008 and 2007, respectively. The effective tax rate for 2009 was less than the applicable statutory federal income tax rate of 35% primarily due to a decrease in the deferred income tax asset valuation allowance established in 2008 for capital loss carryforwards and other than temporary impairments which decreased income tax expense in 2009 by $11.9 million. This decrease was primarily due to current year taxable income from capital gain sources which resulted from the recognition of net realized gains on available for sale fixed maturity and equity securities that were sold as part of a tax planning strategy to generate capital gains to offset capital losses as discussed above. The effective tax rate for 2008 was more than the applicable statutory federal income tax rate of 35% primarily due to the establishment of a valuation allowance for deferred income tax assets related to capital loss carryforwards and other than temporary impairments on investment securities. See note 8 to our consolidated financial statements. The effective tax rate for 2007 was less than the applicable statutory federal income tax rate of 35% primarily due to state income tax benefits attributable to losses in the non-life subgroup.

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

        The composition of our investment portfolio is summarized as follows:

	December 31,
	2009		2008
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$3,310	—	$22,050	0.2%
United States Government sponsored agencies	5,557,971	36.2%	6,633,481	52.1%
U.S. states, territories and political subdivisions	355,634	2.3%	—	—
Corporate securities	3,933,198	25.6%	1,777,821	14.0%
Residential mortgage backed securities	2,489,101	16.2%	1,799,843	14.2%

Total fixed maturity securities	12,339,214	80.3%	10,233,195	80.5%
Equity securities	93,086	0.6%	99,552	0.8%
Mortgage loans on real estate	2,449,778	15.9%	2,329,824	18.3%
Derivative instruments	479,272	3.1%	56,588	0.4%
Other investments	12,760	0.1%	446	—

	$15,374,110	100.0%	$12,719,605	100.0%

        During 2009 and 2008, we received $4.2 billion and $2.8 billion, respectively, in net redemption proceeds related to calls of our callable United States Government sponsored agency securities, of which $2.1 billion and $2.0 billion, respectively, were classified as held for investment. We reinvested the proceeds from these redemptions primarily in United States Government sponsored agencies, corporate fixed maturity securities and residential mortgage backed securities classified as available for sale. At December 31, 2009, 50% of our fixed income securities have call features and 8% of those securities were subject to call redemption. Another 38% of our fixed income securities will become subject to call redemption during 2010.

Fixed Maturity Securities

        Our fixed maturity portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient return on our investments. We have over 36% of our fixed maturities invested in U.S. federal government sponsored agency securities (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association make up the majority), which are an excellent source of dependable income and are of high credit quality. Since 2007 we have built a portfolio of residential mortgage backed securities ("RMBS") that provide our portfolio a source of regular cash flow and higher yielding assets than our agency securities. The remainder of our fixed maturity portfolio is mostly made up of publicly traded and privately placed bonds and redeemable preferred stocks.

        The table below presents our total fixed maturity securities by Nationally Recognized Statistical Rating Organization ("NRSRO") ratings:

	December 31,
	2009		2008
Rating Agency Rating	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Aaa/Aa/A	$8,666,467	70.2%	$8,510,772	83.2%
Baa	2,442,897	19.8%	1,292,303	12.6%

Total investment grade	11,109,364	90.0%	9,803,075	95.8%

Ba	367,427	3.0%	225,594	2.2%
B	358,288	2.9%	135,989	1.3%
Caa and lower	481,389	3.9%	31,375	0.3%
In or near default	22,746	0.2%	37,162	0.4%

Total below investment grade	1,229,850	10.0%	430,120	4.2%

	$12,339,214	100.0%	$10,233,195	100.0%

        The NAIC's Securities Valuation Office ("SVO") is responsible for the day-to-day credit quality assessment and valuation of securities owned by state regulated insurance companies. Insurance companies report ownership of securities to the SVO when such securities are eligible for regulatory filings. The SVO conducts credit analysis on these securities for the purpose of assigning an NAIC designation and/or unit price. Typically, if a security has been rated by an NRSRO, the SVO utilizes that rating and assigns an NAIC designation based upon the following system:

NAIC Designation	NRSRO Equivalent Rating
1	Aaa/Aa/A
2	Baa
3	Ba
4	B
5	Caa and lower
6	In or near default

        In November 2009, the NAIC membership approved a process to assess non-agency RMBS for the 2009 filing year that does not rely on NRSRO ratings. The NAIC retained the services of PIMCO Advisory to model each non-agency RMBS owned by U.S. insurers at year-end 2009. PIMCO Advisory has provided 5 prices for each security for life insurance companies to utilize in determining the NAIC designation for each RMBS based on each insurer's statutory book value price. This process results in a more appropriate level of RBC requirements for non-agency RMBS.

        The table below presents our total fixed maturity securities at December 31, 2009 by NAIC designation:

NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percentage of Total Carrying Amount
	(Dollars in thousands)
1	$9,495,015	$9,370,647	$9,374,900	76.0%
2	2,571,815	2,555,826	2,555,826	20.7%
3	409,860	315,948	344,914	2.8%
4	24,375	20,799	20,799	0.2%
5	21,013	20,749	20,749	0.1%
6	25,685	22,026	22,026	0.2%

	$12,547,763	$12,305,995	$12,339,214	100.0%

        A summary of our RMBS by collateral type and split by NAIC designation, as well as a separate summary of securities for which we have recognized OTTI and those which we have not yet recognized any OTTI is as follows as of December 31, 2009:

Collateral Type	NAIC Designation	Principal Amount	Amortized Cost	Fair Value
		(Dollars in thousands)
OTTI has not been recognized
Government agency	1	$69,496	$68,715	$72,306
Prime	1	1,713,391	1,595,502	1,585,337
	2	127,951	127,210	106,395
	3	1,474	1,471	977
Alt-A	1	93,963	87,071	70,749
	2	46,456	47,301	38,030

		$2,052,731	$1,927,270	$1,873,794

OTTI has been recognized
Prime	1	$173,149	$156,108	$126,301
	2	223,473	212,221	156,522
	3	60,965	58,965	44,853
Alt-A	1	194,682	164,402	127,341
	2	111,673	96,700	75,557
	3	134,085	115,522	81,922
	6	5,394	4,701	2,811

		$903,421	$808,619	$615,307

Total by collateral type
Government agency		$69,496	$68,715	$72,306
Prime		2,300,403	2,151,477	2,020,385
Alt-A		586,253	515,697	396,410

		$2,956,152	$2,735,889	$2,489,101

Total by NAIC designation
	1	$2,244,681	$2,071,798	$1,982,034
	2	509,553	483,432	376,504
	3	196,524	175,958	127,752
	6	5,394	4,701	2,811

		$2,956,152	$2,735,889	$2,489,101

        The amortized cost and fair value of fixed maturity securities by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our residential mortgage and asset backed securities provide for periodic payments throughout their lives and are shown below as a separate line.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
December 31, 2009
Due in one year or less	$18,948	$18,656	$—	$—
Due after one year through five years	446,487	467,458	—	—
Due after five years through ten years	1,333,196	1,446,348	—	—
Due after ten years through twenty years	1,449,264	1,450,402	555,000	549,461
Due after twenty years	4,928,896	4,832,166	1,080,083	1,052,403

	8,176,791	8,215,030	1,635,083	1,601,864
Residential mortgage and asset backed securities	2,735,889	2,489,101	—	—

	$10,912,680	$10,704,131	$1,635,083	$1,601,864

December 31, 2008
Due in one year or less	$5,010	$4,996	$—	$—
Due after one year through five years	318,003	287,405	—	—
Due after five years through ten years	797,903	728,597	—	—
Due after ten years through twenty years	2,264,953	2,215,863	805,170	801,384
Due after twenty years	1,692,043	1,592,343	2,798,979	2,786,730

	5,077,912	4,829,204	3,604,149	3,588,114
Residential mortgage and asset backed securities	2,081,375	1,799,842	—	—

	$7,159,287	$6,629,046	$3,604,149	$3,588,114

Unrealized Losses

        At December 31, 2009 and 2008, the amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2009
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$338	$(6)	$332
United States Government sponsored agencies	27	3,026,593	(118,388)	2,908,205
U.S. states, territories and political subdivisions	32	114,232	(2,263)	111,969
Corporate securities:
Finance, insurance and real estate	68	443,859	(50,555)	393,304
Manufacturing, construction and mining	28	178,642	(10,462)	168,180
Utilities and related sectors	36	226,604	(13,156)	213,448
Wholesale/retail trade	17	80,599	(5,423)	75,176
Services, media and other	17	113,308	(5,324)	107,984
Residential mortgage backed securities	109	1,719,481	(306,372)	1,413,109

	336	$5,903,656	$(511,949)	$5,391,707

Fixed maturity securities, held for investment:
United States Government sponsored agencies	4	$365,000	$(5,900)	$359,100
Corporate security:
Finance, insurance and real estate	1	75,649	(28,966)	46,683

	5	$440,649	$(34,866)	$405,783

Equity securities, available for sale:
Finance, insurance and real estate	14	$41,948	$(3,269)	$38,679

December 31, 2008
Fixed maturity securities, available for sale:
United States Government full faith and credit	1	$18,774	$(129)	$18,645
United States Government sponsored agencies	9	360,533	(1,133)	359,400
Corporate securities:
Finance, insurance and real estate	68	447,692	(92,418)	355,274
Manufacturing, construction and mining	57	425,573	(65,567)	360,006
Utilities and related sectors	61	363,406	(55,123)	308,283
Wholesale/retail trade	26	158,118	(26,237)	131,881
Services, media and other	41	238,173	(39,212)	198,961
Residential mortgage backed securities	100	1,698,973	(287,458)	1,411,515

	363	$3,711,242	$(567,277)	$3,143,965

Fixed maturity securities, held for investment:
United States Government sponsored agencies	4	$365,000	$(4,984)	$360,016
Corporate security:
Finance, insurance and real estate	1	75,521	(17,472)	58,049

	5	$440,521	$(22,456)	$418,065

Equity securities, available for sale:
Finance, insurance and real estate	26	$76,429	$(25,978)	$50,451

        Unrealized losses decreased $65.6 million from $615.7 million at December 31, 2008 to $550.1 million at December 31, 2009. On January 1, 2009, we increased unrealized losses by

$83.9 million due to the cumulative adjustment to reclassify the noncredit portion of OTTI recognized at December 31, 2008, by adopting the FASB's guidance issued in April 2009 for bifurcating credit and noncredit portions of OTTI between earnings and other comprehensive income/(loss). We have decreased unrealized losses by $86.8 million by recognizing OTTI losses on equity securities totaling $21.2 million and by recognizing $65.6 million of credit OTTI losses on debt securities for the year ended December 31, 2009. The remaining decrease in unrealized losses was due to improving market conditions resulting in higher fair values of many of our corporate securities; however, continued uncertainty in the RMBS market has increased the unrealized loss position of those assets over the year. The decline in fair value of these RMBS is due to imbalances in supply and demand for RMBS, increased foreclosures and bankruptcies and projections of potential future losses.

        The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
December 31, 2009
1	$4,577,573	78.5%	$(295,280)	54.0%
2	904,027	15.5%	(147,214)	26.9%
3	302,630	5.2%	(94,679)	17.3%
4	20,799	0.4%	(3,576)	0.7%
5	14,499	0.2%	(467)	0.1%
6	12,828	0.2%	(5,599)	1.0%

	$5,832,356	100.0%	$(546,815)	100.0%

December 31, 2008
1	$2,235,159	62.3%	$(289,300)	49.0%
2	1,110,279	31.0%	(223,225)	37.9%
3	224,003	6.2%	(68,397)	11.6%
4	7,953	0.2%	(4,765)	0.8%
5	5,472	0.2%	(4,016)	0.7%
6	1,620	0.1%	(30)	—

	$3,584,486	100.0%	$(589,733)	100.0%

        The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 355 and 394 securities, respectively) have been in a continuous unrealized loss position, at December 31, 2009 and 2008:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2009
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$332	$(6)	$—	$—	$332	$(6)
United States Government sponsored agencies	2,908,205	(118,388)	—	—	2,908,205	(118,388)
U.S. states, territories and political subdivisions	111,969	(2,263)	—	—	111,969	(2,263)
Corporate securities:
Finance, insurance and real estate	154,093	(10,560)	239,211	(39,995)	393,304	(50,555)
Manufacturing, construction and mining	93,922	(2,032)	74,258	(8,430)	168,180	(10,462)
Utilities and related sectors	149,515	(5,046)	63,933	(8,110)	213,448	(13,156)
Wholesale/retail trade	35,629	(623)	39,547	(4,800)	75,176	(5,423)
Services, media and other	46,625	(512)	61,359	(4,812)	107,984	(5,324)
Residential mortgage backed securities	226,567	(22,781)	1,186,542	(283,591)	1,413,109	(306,372)

	$3,726,857	$(162,211)	$1,664,850	$(349,738)	$5,391,707	$(511,949)

Held for investment:
United States Government sponsored agencies	$359,100	$(5,900)	$—	$—	$359,100	$(5,900)
Corporate security:
Finance, insurance and real estate	—	—	46,683	(28,966)	46,683	(28,966)

	$359,100	$(5,900)	$46,683	$(28,966)	$405,783	$(34,866)

Equity securities, available for sale:
Finance, insurance and real estate	$9,802	$(147)	$28,877	$(3,122)	$38,679	$(3,269)

December 31, 2008
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$—	$—	$18,645	$(129)	$18,645	$(129)
United States Government sponsored agencies	60,475	(57)	298,925	(1,076)	359,400	(1,133)
Corporate securities:
Finance, insurance and real estate	209,048	(45,657)	146,226	(46,761)	355,274	(92,418)
Manufacturing, construction and mining	294,428	(37,589)	65,578	(27,978)	360,006	(65,567)
Utilities and related sectors	192,110	(22,816)	116,173	(32,307)	308,283	(55,123)
Wholesale/retail trade	120,056	(16,557)	11,825	(9,680)	131,881	(26,237)
Services, media and other	119,297	(22,425)	79,664	(16,787)	198,961	(39,212)
Residential mortgage backed securities	1,114,073	(220,301)	297,442	(67,157)	1,411,515	(287,458)

	$2,109,487	$(365,402)	$1,034,478	$(201,875)	$3,143,965	$(567,277)

Held for investment:
United States Government sponsored agencies	$—	$—	$360,016	$(4,984)	$360,016	$(4,984)
Corporate security:
Finance, insurance and real estate	—	—	58,049	(17,472)	58,049	(17,472)

	$—	$—	$418,065	$(22,456)	$418,065	$(22,456)

Equity securities, available for sale:
Finance, insurance and real estate	$30,093	$(14,360)	$20,358	$(11,618)	$50,451	$(25,978)

        The following is a description of the factors causing the unrealized losses by investment category as of December 31, 2009:

        United States Government sponsored agencies and U.S. states, territories and political subdivisions:    These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates. During the last twelve months spreads on agency securities have improved; however, long term interest rates have risen by a greater amount. These securities carry yields less than those available at December 31, 2009 as the result of these rising interest rates.

        Corporate securities:    The unrealized losses in these securities are due partially to a rise in interest rates in 2009 as well as the continuation of wider than historic credit spreads in certain industries of the corporate bond market. While credit spreads narrowed throughout the year, several industries remain at spreads wider than pre-crisis levels, such as financials and economic sensitive issuers. As the result of wider spreads, these issues carry yields less than those available in the market as of December 31, 2009.

        Residential mortgage backed securities:    At December 31, 2009, we had no exposure to subprime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 37 securities with a total amortized cost basis of $515.7 million and a fair value of $396.4 million. Despite recent improvements in the capital markets, the fair values of RMBS continue at prices below amortized cost. RMBS prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.

        Equity securities:    The unrealized loss on equity securities, which are primarily investment grade perpetual preferred stocks with exposure to REITS, investment banks and finance companies, are due to the ongoing concerns relating to capital, asset quality and earnings stability due to the financial crisis. All of the equity securities in an unrealized loss position for 12 months or more are investment grade perpetual preferred stocks that are absent credit deterioration. A prolonged recession due to tight credit markets and a continued difficult housing market have raised concerns in regard to earnings and dividend stability in many companies which directly affect the values of these securities.

        Where the decline in market value of debt securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening, and we anticipate recovery of all contractual or expected cash flows, we do not consider these investments to be other than temporarily impaired because we do not intend to sell these investments and it is not more likely than not we will be required to sell these securities before a recovery of amortized cost, which may be maturity. For equity securities, we recognize an impairment charge in the period in which we do not have the intent and ability to hold the securities until a recovery of cost or we determine that the security will not recover to book value within a reasonable period of time. We determine what constitutes a reasonable period of time on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period does not exceed 18 months from the date of impairment for perpetual preferred securities for which there is evidence of deterioration in credit of the issuer and common equity securities. For perpetual preferred securities absent evidence of a deterioration in credit of the issuer we apply an impairment model, including an anticipated recovery period, similar to a debt security. For equity securities we measure impairment charges based upon the difference between the book value of a security and its fair value.

        At December 31, 2009 and 2008, the amortized cost and fair value of fixed maturity securities and equity securities in an unrealized loss position and the number of months in an unrealized loss position with fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher considered investment grade were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
December 31, 2009
Fixed maturity securities:
Investment grade:
Less than six months	120	$2,516,264	$2,463,732	$(52,532)
Six months or more and less than twelve months	26	1,591,620	1,500,847	(90,773)
Twelve months or greater	95	883,552	777,079	(106,473)

Total investment grade	241	4,991,436	4,741,658	(249,778)
Below investment grade:
Less than six months	3	60,580	57,220	(3,360)
Six months or more and less than twelve months	12	85,605	64,159	(21,446)
Twelve months or greater	85	1,206,684	934,453	(272,231)

Total below investment grade	100	1,352,869	1,055,832	(297,037)
Equity securities:
Less than six months	2	7,291	7,242	(49)
Six months or more and less than twelve months	1	2,658	2,561	(97)
Twelve months or greater	11	32,000	28,877	(3,123)

Total equity securities	14	41,949	38,680	(3,269)

	355	$6,386,254	$5,836,170	$(550,084)

December 31, 2008
Fixed maturity securities
Investment grade:
Less than six months	101	$923,551	$856,068	$(67,483)
Six months or more and less than twelve months	135	1,397,314	1,132,871	(264,443)
Twelve months or greater	104	1,532,113	1,351,515	(180,598)

Total investment grade	340	3,852,978	3,340,454	(512,524)
Below investment grade:
Less than six months	4	27,862	23,377	(4,485)
Six months or more and less than twelve months	13	126,163	97,172	(28,991)
Twelve months or greater	11	144,760	101,027	(43,733)

Total below investment grade	28	298,785	221,576	(77,209)
Equity securities:
Less than six months	10	23,454	17,635	(5,819)
Six months or more and less than twelve months	8	21,000	12,459	(8,541)
Twelve months or greater	8	31,975	20,357	(11,618)

Total equity securities	26	76,429	50,451	(25,978)

	394	$4,228,192	$3,612,481	$(615,711)

        At December 31, 2009 and 2008, the amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade and equity securities that had unrealized losses greater than 20% and the number of months in an unrealized loss position greater than 20% were as follows:

	Number of Securities	Amortized Cost	Carrying Value	Gross Unrealized Losses
	(Dollars in thousands)
December 31, 2009
Investment grade:
Less than six months	2	$34,271	$30,198	$(4,073)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	2	11,940	8,601	(3,339)

Total investment grade	4	46,211	38,799	(7,412)
Below investment grade:
Less than six months	13	118,198	101,805	(16,393)
Six months or more and less than twelve months	9	158,359	111,878	(46,481)
Twelve months or greater	27	365,706	252,062	(113,644)

Total below investment grade	49	642,263	465,745	(176,518)

	53	$688,474	$504,544	$(183,930)

December 31, 2008
Investment grade:
Less than six months	98	$840,309	$614,000	$(226,309)
Six months or more and less than twelve months	18	99,216	65,679	(33,537)
Twelve months or greater	—	—	—	—

Total investment grade	116	939,525	679,679	(259,846)
Below investment grade:
Less than six months	17	152,936	104,729	(48,207)
Six months or more and less than twelve months	2	10,497	4,159	(6,338)
Twelve months or greater	—	—	—	—

Total below investment grade	19	163,433	108,888	(54,545)
Equity securities:
Less than six months	17	44,321	27,562	(16,759)
Six months or more and less than twelve months	3	8,000	4,642	(3,358)
Twelve months or greater	—	—	—	—

Total equity securities	20	52,321	32,204	(20,117)

	155	$1,155,279	$820,771	$(334,508)

        The amortized cost and fair value of fixed maturity securities at December 31, 2009 and 2008, by contractual maturity, that were in an unrealized loss position are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our residential mortgage and asset backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
December 31, 2009
Due in one year of less	$12,000	$11,707	$—	$—
Due after one year through five years	82,754	75,462	—	—
Due after five years through ten years	100,597	95,678	—	—
Due after ten years through twenty years	707,824	682,247	365,000	359,100
Due after twenty years	3,281,000	3,113,504	75,649	46,683

	4,184,175	3,978,598	440,649	405,783
Residential mortgage and asset backed securities	1,719,481	1,413,109	—	—

	$5,903,656	$5,391,707	$440,649	$405,783

December 31, 2008
Due in one year or less	$4,990	$4,977	$—	$—
Due after one year through five years	265,271	232,651	—	—
Due after five years through ten years	616,498	540,629	—	—
Due after ten years through twenty years	564,674	505,442	365,000	360,016
Due after twenty years	560,837	448,751	75,521	58,049

	2,012,270	1,732,450	440,521	418,065
Residential mortgage and asset backed securities	1,698,973	1,411,515	—	—

	$3,711,243	$3,143,965	$440,521	$418,065

Watch List

        At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our RMBS as we monitor all of our RMBS on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At December 31, 2009, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Investment grade
Corporate fixed maturity securities:
Finance	1	$9,987	$(787)	$9,200	20	—
Insurance	1	3,765	(1,237)	2,528	31	19
Perpetual preferred stocks:
Insurance	1	3,000	(625)	2,375	23	19

	3	16,752	(2,649)	14,103

Below investment grade
Corporate fixed maturity securities:
Finance	4	22,186	(2,683)	19,503	20–33	0–23
Insurance	1	13,523	(3,622)	9,901	52	29
Retail	1	10,488	(1,988)	8,500	55	—

	6	46,197	(8,293)	37,904

	9	$62,949	$(10,942)	$52,007

        Our analysis of these securities that we have determined are temporarily impaired and their credit performance at December 31, 2009 is as follows:

        Finance and Insurance:    The decline in value of these corporate bonds and preferred stocks is due to the continued wide spreads as a result of the ongoing concerns relating to capital, asset quality and earnings stability due to the financial crisis. While these issuers have had their financial position and profitability weakened by the credit and liquidity crisis, we have determined that these securities were not other than temporarily impaired due to our evaluation of the operating performance and the credit worthiness of each individual issuer.

        Retail:    The decline in value of this bond relates to a debt-financed share repurchase combined with a weakening economy which has led to a decrease in sales. We have determined that this security was not other than temporarily impaired due to the issuer's very strong market position and a consistent history of strong operating performance.

        The securities on the watch list are current with respect to payments of principal and interest. We do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost and, as such, there were no other than temporary impairments on these securities at December 31, 2009.

Other Than Temporary Impairments

        We have a policy and process in place to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments.

        We recognized other than temporary impairments and credit losses as follows:

	Year Ended December 31,
	2009				2008		2007
General Description	Number of Securities	Other Than Temporary Impairments	Portion Recognized In Comprehensive Income	Net Impairment Losses Recognized in Operations	Number of Securities	Other Than Temporary Impairments	Number of Securities	Other Than Temporary Impairments
	(Dollars in thousands)
United States Government full faith and credit	1	$(245)	$—	$(245)	—	$—	—	$—
Corporate bonds:
Finance	3	(8,388)	(1,521)	(9,909)	3	(13,462)	—	—
Insurance	2	(766)	(421)	(1,187)	2	(10,662)	—	—
Home building	3	(5,242)	(814)	(6,056)	3	(7,009)	—	—
Media	—	—	—	—	1	(5,325)	1	(3,948)
Residential mortgage backed securities	54	(184,590)	136,400	(48,190)	15	(76,171)	—	—
Common & preferred stocks:
Finance	7	(18,292)	—	(18,292)	9	(49,763)	—	—
Insurance	2	(1,492)	—	(1,492)	3	(7,093)	—	—
Real estate	2	(1,400)	—	(1,400)	14	(23,163)	1	(435)

	74	$(220,415)	$133,644	$(86,771)	50	$(192,648)	2	$(4,383)

        Several factors have led us to believe that full recovery of amortized cost will not be expected. These include, but are not limited to: (i) a change in the operating performance of an issuer; (ii) a change in ratings as defined by the NRSRO; and (iii) the time frame in which a recovery to amortized cost may occur.

        Deterioration of the issuers' credit worthiness and liquidity profile were major factors in leading us to make the determination that other than temporary impairments were present in our corporate bonds and common and preferred stocks. Our analysis demonstrated that we could not expect a recovery of our cost basis within our expected holding period for debt securities or within a reasonable period of time for equity securities.

        In the case of residential mortgage backed securities, we considered the ratings downgrades, increased default projections, actual defaults, and expected cash flow projections to determine that other than temporary impairments were present. We continue to monitor the cash flows and economics surrounding these securities to determine changes in expected future cash flows. The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Prime	2006	6.5%	6.5%	7%	7%	55%	55%
	2007	6.1%	7.9%	11%	18%	40%	50%
Alt-A	2004	5.8%	5.8%	11%	11%	40%	40%
	2005	6.2%	6.8%	18%	25%	50%	55%
	2006	6.0%	7.3%	24%	31%	50%	60%
	2007	6.2%	7.0%	25%	45%	50%	70%

        In making the decisions to write down the securities described above, we considered whether the factors leading to those write downs impacted any other securities held in our portfolio. In cases where we determined that a decline in value was related to an industry-wide concern, we considered the impact of such concern on all securities we held within that industry classification.

        The following table is a summary of securities that are a part of our investment portfolio at December 31, 2009 and for which at any time during our holding period we have recognized OTTI and the activity since recognizing OTTI:

	Number of Securities	Amortized Cost Prior to OTTI	OTTI Recognized in Operations	Return of Principal Since OTTI was Recognized	Premium Amortization/ Discount Accretion Since OTTI was Recognized	December 31, 2009 Amortized Cost
	(Dollars in thousands)
Corporate fixed maturity securities	7	$48,610	$(22,425)	$(247)	$(335)	$25,603
Residential mortgage backed securities	55	869,653	(55,461)	(4,752)	192	809,632
Equity securities:
finance, insurance and real estate	18	110,481	(75,020)	(816)	—	34,645

	80	$1,028,744	$(152,906)	$(5,815)	$(143)	$869,880

        The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security for securities that are part of our investment portfolio at December 31, 2009:

	December 31, 2009 Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	December 31, 2009 Fair Value
	(Dollars in thousands)
Corporate fixed maturity securities	$25,603	$(9,488)	$7,763	$23,878
Residential backed securities	809,632	(205,245)	11,809	616,196
Equity securities:
Finance, insurance and real estate	34,645	—	13,045	47,690

	$869,880	$(214,733)	$32,617	$687,764

Mortgage Loans on Real Estate

        Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location, and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts net of valuation allowances. At December 31, 2009 and 2008, the largest principal amount outstanding for any single mortgage loan was $11.2 million and $11.7 million, respectively, and the average loan size was $2.4 million and $2.6 million, respectively. We have the contractual ability to pursue full personal recourse on 13.3% of the loans and partial personal recourse on 33.5% of the loans, and master leases provide us recourse against the principals of the borrowing entity on 11.4% of the loans. In addition, the average loan to value ratio for the overall portfolio was 56.3% and 58.6% at December 31, 2009 and 2008, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we may obtain a current appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type as follows:

	December 31,
	2009		2008
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$555,294	22.7%	$537,303	23.1%
Middle Atlantic	168,246	6.9%	161,222	6.9%
Mountain	388,940	15.9%	386,988	16.6%
New England	44,541	1.8%	44,517	1.9%
Pacific	216,382	8.8%	194,301	8.3%
South Atlantic	463,773	18.9%	421,507	18.1%
West North Central	410,883	16.8%	397,375	17.1%
West South Central	201,719	8.2%	186,611	8.0%

	$2,449,778	100.0%	$2,329,824	100.0%

Property type distribution
Office	$664,397	27.1%	$655,278	28.1%
Medical Office	145,390	5.9%	142,409	6.1%
Retail	564,023	23.0%	551,172	23.7%
Industrial/Warehouse	606,317	24.8%	552,012	23.7%
Hotel	155,594	6.4%	154,671	6.6%
Apartment	122,854	5.0%	111,933	4.8%
Mixed use/other	191,203	7.8%	162,349	7.0%

	$2,449,778	100.0%	$2,329,824	100.0%

        In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At December 31, 2009, we had commitments to fund commercial mortgage loans totaling $18.8 million, with fixed interest rates ranging from 6.50% to 7.00%.

        During 2009, four of our mortgage loans were satisfied by our taking ownership of the real estate serving as collateral on each loan. These loans had an aggregate principal amount outstanding of $12.6 million, which is net of a specific loan loss allowance of $1.2 million established on one of the loans. No additional impairments were recognized when ownership of the real estate was taken as the fair value of each property less the estimated costs to sell exceeded the outstanding loan balance of the relative mortgage, net of any specific loan loss allowance established.

        At December 31, 2009, we have no mortgages in process of foreclosure and 23 commercial mortgage loans with an outstanding principal balance of $59.7 million (2% of the commercial mortgage loan portfolio) have been given "workout" terms which generally allow for interest only payments or the capitalization of interest for a specified period of time.

        We evaluate our mortgage loan portfolio for the establishment of a loan loss reserve by specific identification of impaired loans and the measurement of an estimated loss for each individual loan identified and an analysis of the mortgage loan portfolio for the need for a general loan allowance for probable losses on all other loans. If we determine that the value of any specific mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or the fair value of the underlying collateral. The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. Based upon this process and analysis, no general loan loss allowance, was necessary at December 31, 2009 and 2008, respectively. A mortgage loan is impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We recorded impairment losses of $6.5 million for the year ended December 31, 2009 on specific mortgage loans with a total outstanding balance of $18.4 million for which principal amounts outstanding exceed the fair value of the real estate collateral less projected costs to sell the properties. A summary of impaired commercial mortgage loans as of December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008
	(Dollars in thousands)
Impaired mortgage loans with allowances	$15,869	$—
Impaired mortgage loans with no allowance for losses	53,740	20,983
Allowance for probable loan losses	(5,266)	—

Net carrying value of impaired mortgage loans	$64,343	$20,983

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

Derivative Instruments

        Our derivative instruments primarily consist of call options purchased to provide the income needed to fund the annual index credits on our fixed index annuity products. The fair value of the call options is based upon the amount of cash that would be required to settle the call options obtained from the counterparties adjusted for the nonperformance risk of the counterparty. The nonperformance risk for each counterparty is based upon its credit default swap rate. We have no performance obligations related to the call options.

        We recognize all derivative instruments as assets or liabilities in the consolidated balance sheets at fair value. None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations.

        The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the consolidated balance sheets are as follows:

	December 31,
	2009	2008
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$479,272	$58,358
Interest rate swaps	—	(1,770)

	$479,272	$56,588

Liabilities
Policy benefit reserves—annuity products
Fixed index annuities—embedded derivatives	$1,375,866	$998,015
Other liabilities
Interest rate swaps	1,891	—

	$1,377,757	$998,015

        The change in fair value of derivatives included in the consolidated statements of operations are as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$219,275	$(370,814)	$(58,711)
Interest rate swaps	(2,379)	(1,195)	(1,274)

	$216,896	$(372,009)	$(59,985)

Change in fair value of embedded derivatives:
Fixed index annuities	$529,508	$(210,753)	$(67,902)

        We have fixed index annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specified market index. When fixed index annuity premiums are received, a portion of the premium is used to purchase derivatives consisting of call options on the applicable market indices to fund the index credits due to fixed index annuity policyholders. Substantially all such call options are one year options purchased to match the funding requirements of the underlying policies. The call options are marked to fair value with the change in fair value included as a component of revenues. The change in fair value of derivatives includes the gains or losses recognized at the expiration of the option term or upon early termination and the changes in fair value for open positions. On the respective anniversary dates of the index policies, the index used to compute the annual index credit is reset and we purchase new one-year call options to fund the next annual index credit. We manage the cost of these purchases through the terms of our fixed index annuities, which permit us to change caps, participation rates, and/or asset fees, subject to guaranteed minimums on each policy's anniversary date. By adjusting caps, participation rates, or asset fees, we can generally manage option costs except in cases where the contractual features would prevent further modifications.

        Our strategy attempts to mitigate any potential risk of loss under these agreements through a regular monitoring process which evaluates the program's effectiveness. We do not bear derivative related risk with our call options that would require payment or collateral to another institution and our call options do not contain counterparty credit-risk-related contingent features. We are exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, we purchase our option contracts from multiple counterparties and evaluate the creditworthiness of all counterparties prior to purchase of the contracts. All of these options had been purchased from nationally recognized financial institutions with a Standard and Poor's credit rating of A- or higher at the time of purchase and the maximum credit exposure to any single counterparty is subject to concentration limits. We also have credit support agreements with several counterparties that allow us to request the counterparty to provide collateral to us when the fair value of our exposure to the counterparty exceeds specified amounts.

        The notional amount and maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts are as follows:

		December 31,
		2009		2008
Counterparty	Credit Rating	Notional Amount	Fair Value	Notional Amount	Fair Value
		(Dollars in thousands)
Bank of America	A+	$796	$—	$2,184,932	$4,593
BNP Paribas	AA	1,647,627	101,888	1,410,092	16,533
Lehman	NR	1,437	—	1,353,837	—
Bank of New York	AA-	112,193	6,153	641,405	3,541
Credit Suisse	A+	2,711,027	163,321	613,333	9,380
Barclays	AA-	258,853	10,082	694,967	13,618
SunTrust	BBB+	427,572	27,735	484,101	4,263
Wells Fargo (Wachovia)	AA	1,189,234	70,746	338,790	16
J.P. Morgan	AA-	1,648,394	99,347	312,943	6,296
Citi		—	—	83,315	118
Others		—	—	73,679	—

		$7,997,133	$479,272	$8,191,394	$58,358

        As of December 31, 2009 we are holding $346.5 million of cash and cash equivalents received from counterparties for derivative collateral.

        We had unsecured counterparty exposure in connection with options purchased from affiliates of Lehman which declared bankruptcy during the third quarter of 2008. Except for a few options involving immaterial amounts, all options purchased from affiliates of Lehman have expired as of December 31, 2009. The amount of option proceeds due on expired options purchased from Lehman that we did not receive payment on was $12.0 million and $2.1 million for the years ended December 31, 2009 and 2008, respectively. No amount has been recognized for any recovery of these amounts that may result from our claim in Lehman's bankruptcy proceedings.

Liabilities

        Our liability for policy benefit reserves increased to $19.3 billion at December 31, 2009 compared to $15.8 billion at December 31, 2008, primarily due to additional annuity sales as discussed above. Substantially all of our annuity products have a surrender charge feature designed to reduce the risk of early withdrawal or surrender of the policies and to compensate us for our costs if policies are withdrawn early. Notwithstanding these policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates and other factors.

        As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). There was no amount outstanding under repurchase agreements at December 31, 2009. These borrowings are collateralized by investment securities with fair values approximately equal to the amount due. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $150.7 million, $359.9 million and $301.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The weighted average interest rate on amounts due under repurchase agreements was 0.35%, 2.28% and 5.27% for the years ended December 31, 2009, 2008 and 2007, respectively.

        In December 2004, we issued $260.0 million of contingent convertible senior notes due December 6, 2024 (the "2024 notes"). The 2024 notes are unsecured and bear interest at a fixed rate of 5.25% per annum. Interest is payable semi-annually in arrears on June 6 and December 6 of each year. In addition to regular interest on the 2024 notes, beginning with the six-month interest period ending June 6, 2012, we will also pay contingent interest under certain conditions at a rate of 0.5% per annum based on the average trading price of the 2024 notes during a specified period. We acquired $78.1 million principal amount of the 2024 notes during 2008 at a discount and recognized a gain of $9.7 million.

        In May 2009, we issued five million shares of our common stock with a fair value of $31.3 million in exchange for $37.2 million of the 2024 notes and recognized a gain of $3.1 million.

        In December 2009, we issued $115.8 million of contingent convertible senior notes due December 6, 2029 (the "2029 notes"). The 2029 notes are unsecured and bear interest at a fixed rate of 5.25% per annum. Interest is payable semi-annually in arrears on June 6 and December 6 of each year. In addition to regular interest on the 2029 notes, beginning with the six-month interest period ending June 6, 2015, we will also pay contingent interest under certain conditions at a rate of 0.5% per annum based on the average trading price of the 2029 notes during a specified period. $52.2 million of these notes were issued for cash. The remaining $63.6 million were issued in exchange for the same amount of the 2024 notes, for which a loss of $3.8 million was recognized.

        The notes are convertible at the holders' option prior to the maturity date into cash and shares of our common stock under certain conditions. The conversion price per share of the 2024 notes is $14.24, which represents a conversion rate of 70.2 shares of our common stock per $1,000 in principal amount of notes. The conversion price per share of the 2029 notes is $9.69, which represents a conversion rate of 103.2 of our common stock per $1,000 in principal amount of notes. Upon conversion, we will deliver to the holder cash equal to the aggregate principal amount of the notes to be converted and shares of our common stock for the amount by which the conversion value exceeds the aggregate principal amount of the notes to be converted (commonly referred to as "net share settlement"). See note 9 to the audited consolidated financial statements for additional details concerning the conversion features of the notes and the dilutive effect of the notes in our diluted earnings per share calculation.

        At December 31, 2009, $81.2 million principal amount of the 2024 notes remains outstanding which we may redeem at any time on or after December 15, 2011. The holders of the 2024 notes may require us to repurchase their notes on December 15, 2011, 2014, and 2019 and for a certain period of time following a change in control. We may redeem the 2029 notes at any time on or after December 15, 2014. The holders of the 2029 notes may require us to repurchase their notes on December 15, 2014, 2019 and 2024 and for a certain period of time following a change in control. The redemption price or the repurchase price shall be payable in cash and equal to 100% of the principal amount of the notes, plus accrued and unpaid interest (including contingent interest and liquidated damages, if any) up to but not including the date of redemption or repurchase.

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

        Our subsidiary trusts have issued fixed rate and floating rate trust preferred securities and the trusts have used the proceeds from these offerings to purchase subordinated debentures from us. We also issued subordinated debentures to the trusts in exchange for all of the common securities of each trust. The sole assets of the trusts are the subordinated debentures and any interest accrued thereon. The terms of the preferred securities issued by each trust parallel the terms of the subordinated debentures. Our obligations under the subordinated debentures and related agreements provide a full and unconditional guarantee of payments due under the trust preferred securities. Accounting standards for consolidation of variable interest entities, specifically exempts qualifying special purpose entities from consolidation; therefore, we do not consolidate our subsidiary trusts and record our subordinated debt obligations to the trusts and our equity investments in the trusts. See note 10 to our audited consolidated financial statements for additional information concerning our subordinated debentures payable to, and the preferred securities issued by, the subsidiary trusts.

        Following is a summary of subordinated debt obligations to the trusts at December 31, 2009 and 2008:

	December 31,
	2009	2008	Interest Rate	Due Date
	(Dollars in thousands)
American Equity Capital Trust I	$22,953	$22,953	8%	September 30, 2029
American Equity Capital Trust II	75,784	75,646	5%	June 1, 2047
American Equity Capital Trust III	27,840	27,840	*LIBOR + 3.90%	April 29, 2034
American Equity Capital Trust IV	12,372	12,372	*LIBOR + 4.00%	January 8, 2034
American Equity Capital Trust VII	10,830	10,830	*LIBOR + 3.75%	December 14, 2034
American Equity Capital Trust VIII	20,620	20,620	*LIBOR + 3.75%	December 15, 2034
American Equity Capital Trust IX	15,470	15,470	*LIBOR + 3.65%	June 15, 2035
American Equity Capital Trust X	20,620	20,620	*LIBOR + 3.65%	September 15, 2035
American Equity Capital Trust XI	20,620	20,620	8.595%	December 15, 2035
American Equity Capital Trust XII	41,238	41,238	*LIBOR + 3.50%	April 7, 2036

	$268,347	$268,209

*—three
month London Interbank Offered Rate

        The interest rate for Trust XI is fixed at 8.595% for 5 years until December 15, 2010 and then is floating based upon the three month London Interbank Offered Rate ("LIBOR") plus 3.65%.

        American Equity Capital Trust I issued 865,671 shares of 8% trust preferred securities, of which 2,000 shares are held by one of our subsidiaries, and we issued $26.8 million of our 8% subordinated debentures. There were no conversions during 2009. During 2008 and 2007, 8,333 shares and 9,333 shares of these trust preferred securities converted into 30,862 shares and 34,567 shares, respectively, of our common stock. The remaining 738,338 shares of these trust preferred securities not held by a subsidiary are convertible into 2,734,528 shares of our common stock.

        American Equity Capital Trust II issued 97,000 shares of 5% trust preferred securities, and we issued $100 million of our 5% subordinated debentures. The consideration received by American

Equity Capital Trust II in connection with the issue of its trust preferred securities consisted of fixed income trust preferred securities of equal value issued by FBL Financial Group, Inc.

        During the fourth quarter of 2006, we entered into a $150 million revolving line of credit with eight banks. The applicable interest rate will be floating at LIBOR plus 0.80% or the greater of prime rate or federal funds rate plus 0.50%, as elected by us. The amount outstanding under this revolving line of credit at December 31, 2009 and 2008 was $150.0 million and $75.0 million, respectively. See note 9 to our audited consolidated financial statements for additional details concerning the terms of the revolving line of credit.

        We entered into eight interest rate swaps to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures and our revolving line of credit. The terms of the interest rate swaps provide that we pay a fixed rate of interest and receive a floating rate of interest. The interest rate swaps are not effective hedges under FASB accounting guidance for derivative instruments and hedging activities. Therefore, we record the interest rate swaps at fair value with the changes in fair value and any net cash payments received or paid included in the change in fair value of derivatives in our consolidated statements of operations.

        Details regarding the interest rate swaps are as follows:

					December 31,
					2009	2008
	Notional Amount	Receive Rate	Pay Rate
Maturity Date				Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
April 29, 2009	$20,000	*LIBOR	4.94%	Bank of America	$—	$(257)
December 15, 2009	20,000	*LIBOR	4.93%	Bank of America	—	(719)
September 15, 2010	20,000	*LIBOR(a)	5.19%	Bank of America	(142)	(325)
April 7, 2011	20,000	*LIBOR(a)	5.23%	Bank of America	(290)	(469)
October 15, 2011	15,000	**LIBOR	1.54%	SunTrust	(144)	—
October 31, 2011	30,000	**LIBOR	1.51%	SunTrust	(241)	—
October 31, 2011	30,000	**LIBOR	1.61%	SunTrust	(301)	—
October 31, 2011	75,000	**LIBOR	1.77%	SunTrust	(773)	—

					$(1,891)	$(1,770)

*—three month London Interbank Offered Rate

**—one month London Interbank Offered Rate

(a)—subject to a floor of 4.25%

Liquidity and Capital Resources

Liquidity for Insurance Operations

        Our insuance subsidiaries' primary sources of cash flow are annuity deposits, investment income, and proceeds from the sale, maturity and calls of investments. The primary uses of funds are investment purchases, payments to policyholders in connection with surrenders and withdrawals, policy acquisition costs and other operating expenses.

        Liquidity requirements are met primarily by funds provided from operations. Our life subsidiaries generally receive adequate cash flow from annuity deposits and investment income to meet their obligations. Annuity and life insurance liabilities are generally long-term in nature. However, a primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges, that help limit and discourage early withdrawals. At December 31, 2009, approximately 97% of our annuity liabilities were subject to penalty upon surrender, with a weighted average remaining surrender charge period of 10.2 years and a weighted average surrender charge rate of 14.7%.

        Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $1.4 billion for the year ended December 31, 2009 compared to $1.3 billion for the year ended December 31, 2008 with the increase primarily attributable to the $0.6 billion increase in net annuity deposits collected reported above under Overview. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans. As reported above under Financial Condition—Investments, during the year ended December 31, 2009 we experienced a significant amount of calls of United States Government sponsored agency securities. We have been reinvesting the proceeds from the called securities in investment grade fixed maturity securities and residential mortgage backed securities with yields that meet our investment spread objectives. Our ability to continue to reinvest the proceeds from called securities in assets with acceptable credit quality and yield characteristics similar to the called securities will be dependent on future market conditions.

Liquidity of Parent Company

        We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt, including the convertible senior notes and subordinated debentures issued to subsidiary trusts, pay operating expenses and pay dividends to stockholders. The primary sources of funds for these payments are: (i) investment advisory fees from our life subsidiaries; (ii) dividends on capital stock and surplus note interest payments from American Equity Life; and (iii) income tax sharing payments from subsidiaries. These sources provide adequate cash flow to us to meet our current and reasonably foreseeable future obligations and we expect they will be adequate to fund our parent company cash flow requirements in 2010. We do not have any significant debt maturities until the fourth quarter of 2011 and have no material commitments for capital expenditures.

        The payment of dividends or distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary's state of domicile's insurance department. Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2010, up to $167.5 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $270.3 million of statutory earned surplus at December 31, 2009.

        The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. In addition, we manage the statutory capital and surplus in American Equity Life to maintain American Equity Life's current A.M. Best rating. As of December 31, 2009, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to meet this rating objective. However, this capital may not be sufficient if significant future losses are incurred or A.M. Best modifies its rating criteria and, given the current market conditions, access to additional capital could be limited.

        The transfer of funds by American Equity Life is also restricted by a covenant in our revolving line of credit agreement which requires American Equity Life to maintain a minimum risk-based capital ratio of 200%. American Equity Life's risk-based capital ratio was 337% at December 31, 2009.

        Statutory accounting practices prescribed or permitted for our life subsidiaries differ in many respects from those governing the preparation of financial statements under GAAP. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. Information as to statutory capital and surplus and statutory net income for our life subsidiaries as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 is included in note 12 to our audited consolidated financial statements.

        During the second quarter of 2009, we retired $37.2 million of the 2024 notes by issuing five million shares of our common stock to the holder of these notes. This transaction increased our equity by $33.1 million and reduced our liabilities by $32.7 million. During the fourth quarter of 2009, we issued $115.8 million of the 2029 notes with $52.2 million issued for cash and the remaining $63.6 million issued in exchange for the same amount of our 2024 notes. All of the proceeds from issuing the 2029 notes are being used for working capital and general corporate purposes.

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

        On August 20, 2009, we entered into distribution agreements with Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC ("FPK") and Sandler O'Neill & Partners, L.P. On December 3, 2009, Macquarie Capital (USA) Inc. assumed all of FPK's rights and obligations under our distribution agreement with FPK. Under the distribution agreements, we can offer and sell shares of our common stock up to an aggregate offering price of $50.0 million. From August 20, 2009 through September 30, 2009, we sold 132,300 shares of our common stock at an average price of $8.26 per share, resulting in gross proceeds to us of $1.1 million. The aggregate net proceeds from such sales were $1.0 million after deducting related expenses, including $0.04 million in gross sales commissions paid to FPK.

        During 2008, we purchased $78.1 million principal amount of the 2024 notes at a discount and recognized a gain of $9.7 million related to the retirement of these notes. The cash required to retire these notes totaled $61.4 million. We also repurchased 3,545,744 shares of our common stock as part of our share repurchase program during 2008. We suspended the repurchase of our common stock under this program in August 2008. The cash used to purchase our common stock during 2008 was $30.7 million. The sources of cash to fund the debt retirements and the common stock repurchases primarily came from draws on our $150 million revolving line of credit and sales of investments including sales to American Equity Life.

        In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2009.

	Payments Due by Period
	Total	Less Than 1 year	1–3 Years	4–5 Years	After 5 Years
	(Dollars in thousands)
Annuity and single premium universal life products(1)	$20,058,744	$1,531,322	$4,646,675	$2,901,372	$10,979,375
Notes payable, including interest payments	480,851	12,196	249,430	12,163	207,062
Subordinated debentures, including interest payments(2)	693,179	14,152	28,304	28,304	622,419
Operating leases	13,260	1,350	2,468	2,112	7,330
Mortgage loan funding	18,830	18,830	—	—	—

Total	$21,264,864	$1,577,850	$4,926,877	$2,943,951	$11,816,186

(1)
Amounts shown in this table are projected payments through the year 2029 which we are contractually obligated to pay to our annuity policyholders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency, when applicable. These assumptions are based on our historical experience.

(2)
Amount shown is net of equity investments in the capital trusts due to the contractual right of offset upon repayment of the notes.

New Accounting Pronouncements

        In June 2009, the FASB amended accounting standards for transfers and servicing of financial assets and extinguishments of liabilities. The new standards removes the concept of a qualifying special-purpose entity ("QSPE") from existing standards and removes the exception of QSPE's from consolidation requirements. Additionally, more stringent conditions for reporting a transfer of a portion of a financial asset as a sale were created, derecognition criteria was clarified, how retained interests are initially measured was revised, the guaranteed mortgage securitization recharacterization provisions were removed and disclosure requirements were added. This standard must be applied as of the beginning of our first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently assessing the impact of this standard.

        In June 2009, the FASB issued amendments to the accounting standards for consolidation of variable interest entities. The new standard replaces the quantitative-based risks and rewards calculation of existing standards for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This amendment also clarifies the characteristics of a variable interest entity and increases the frequency of required reassessments to determine whether the reporting entity is the primary beneficiary of a variable interest entity. This amendment is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. In December 2009, the FASB agreed to issue an amendment to this guidance which will provide an indefinite deferral of consolidation requirements for reporting entities that have interest in variable interest entities that have the characteristics of investment companies and regulated money market funds. We are currently assessing the impact of these accounting standards updates.

        In August 2009, the FASB issued an accounting standards update that amends the fair value measurement of liabilities. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value. This guidance was effective on October 1, 2009 and the application did not have a material impact on our consolidated financial statements.

        In January 2010, the FASB issued an accounting standards update that expands the disclosure requirements related to fair value measurements. A reporting entity will be required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Additionally, a reporting entity will be required to present on a gross basis rather than as one net number information about the purchases, sales, issuances and settlements of financial instruments that are categorized as Level 3 for fair value measurements. Clarification on existing disclosure requirements is also provided in this update relating to the level of disaggregation of information as to determining appropriate classes of assets and liabilities as well as disclosure requirements regarding valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This standard will be effective for us on January 1, 2010, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which is effective for fiscal years beginning after December 15, 2010 and will not have a material impact on our consolidated financial statements.

Inflation

        Inflation does not have a significant effect on our consolidated balance sheet. We have minimal investments in property, equipment or inventories. To the extent that interest rates may change to reflect inflation or inflation expectations, there would be an effect on our balance sheet and operations. Higher interest rates experienced in recent periods have decreased the value of our fixed maturity investments. It is likely that declining interest rates would have the opposite effect. It is not possible to calculate the effect such changes in interest rates, if any, have had on our operating results.

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

        We seek to maximize the total return on our available for sale investments through active investment management. Accordingly, we have determined that our available for sale portfolio of fixed maturity securities is available to be sold in response to: (i) changes in market interest rates; (ii) changes in relative values of individual securities and asset sectors; (iii) changes in prepayment risks; (iv) changes in credit quality outlook for certain securities; (v) liquidity needs; and (vi) other factors. An OTTI shall be considered to have occurred when we have an intention to sell available for sale securities in an unrealized loss position. If we do not intend to sell a debt security, we consider all available evidence to make an assessment of whether it is more likely than not that we will be required to sell the security before the recovery of its amortized cost basis. If it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, an OTTI will be considered to have occurred. We have a portfolio of held for investment securities which principally consists of long duration bonds issued by U.S. government agencies. These securities are purchased to secure long-term yields which meet our spread targets and support the underlying liabilities.

        Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities issued by Trust III, IV, VII, VIII, IX, X, XI (beginning on December 31, 2010) and XII bear interest at the three month LIBOR plus 3.50%-4.00%. Our outstanding balance of floating rate trust preferred securities was $144.5 million at December 31, 2009, of which $40 million had been swapped to fixed rates (see note 5 to our audited consolidated financial statements). The applicable interest rate on our borrowings under our revolving line of credit is floating at LIBOR plus 0.80% or the greater of prime rate or federal funds rate plus 0.50%, as elected by us. In 2009, we swapped the floating interest rate to fixed rates of $150.0 million of the borrowings outstanding on our revolving line of credit (see note 9 to our audited consolidated financial statements). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for fixed index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

        If interest rates were to increase 10% (46 basis points) from levels at December 31, 2009, we estimate that the fair value of our fixed maturity securities would decrease by approximately $481.5 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $111.6 million in the accumulated other comprehensive income and a decrease to stockholders' equity. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition—Liquidity for Insurance Operations for a further discussion of the liquidity risk.

        At December 31, 2009, 50% of our fixed income securities have call features and 8% were subject to call redemption. Another 38% will become subject to call redemption through December 31, 2010. During the years ended December 31, 2009 and 2008, we received $4.2 billion and $2.8 billion, respectively, in net redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on our annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for fixed index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At December 31, 2009, approximately 98% of our annuity liabilities are subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.

        With respect to our fixed index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products. For the years ended December 31, 2009, 2008 and 2007, the annual index credits to policyholders on their anniversaries were $94.6 million, $33.3 million and $403.4 million, respectively. Proceeds received at expiration or gains recognized upon early termination of these options related to such credits were $70.6 million, $26.2 million and $392.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Proceeds for 2009 were adversely affected by $12.0 million in proceeds not received from affiliates of Lehman Brothers which declared bankruptcy in the third quarter of 2008. The difference between proceeds received at expiration or gains recognized upon early termination of these options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us.

        Within our hedging process we purchase options out of the money to the extent of anticipated minimum guaranteed interest on index policies. On the anniversary dates of the index policies, we purchase new one-year call options to fund the next annual index credits. The risk associated with these prospective purchases is the uncertainty of the cost, which will determine whether we are able to earn our spread on our index business. We manage this risk through the terms of our fixed index annuities, which permit us to change caps, participation rates and asset fees, subject to contractual features. By modifying caps, participation rates or asset fees, we can limit option costs to budgeted amounts, except in cases where the contractual features would prevent further modifications. Based upon actuarial testing which we conduct as a part of the design of our index products and on an ongoing basis, we believe the risk that contractual features would prevent us from controlling option costs is not material.

Item 8.    Consolidated Financial Statements and Supplementary Data

        The consolidated financial statements are included as a part of this report on Form 10-K on pages F-1 through F-47.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures.

        In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2009 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has determined that we maintained effective internal control over financial reporting as of December 31, 2009.

        The Company's independent registered public accounting firm, KPMG LLP, issued an attestation report on the effectiveness of management's internal control over financial reporting. This report appears on page F-2.

(c)
Changes in Internal Control over Financial Reporting.

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2009 which has not been previously reported.

PART III

        The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 10, 2010 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2009.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of March, 2010.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
By:	/s/ WENDY C. WAUGAMAN Wendy C. Waugaman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date

/s/ WENDY C. WAUGAMAN Wendy C. Waugaman	Chief Executive Officer, President and Director (Principal Executive Officer)	March 9, 2010
/s/ JOHN M. MATOVINA John M. Matovina	Vice Chairman, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	March 9, 2010
/s/ TED M. JOHNSON Ted M. Johnson	Vice President—Controller (Principal Accounting Officer)	March 9, 2010
/s/ D.J. NOBLE D.J. Noble	Executive Chairman and Director	March 9, 2010
/s/ JOYCE A. CHAPMAN Joyce A. Chapman	Director	March 9, 2010
/s/ STEVEN G. CHAPMAN Steven G. Chapman	Director	March 9, 2010
/s/ ALEXANDER M. CLARK Alexander M. Clark	Director	March 9, 2010

Signature	Title (Capacity)	Date

/s/ JAMES M. GERLACH James M. Gerlach	Director	March 9, 2010
/s/ ROBERT L. HILTON Robert L. Hilton	Director	March 9, 2010
/s/ ROBERT L. HOWE Robert L. Howe	Director	March 9, 2010
/s/ DEBRA J. RICHARDSON Debra J. Richardson	Director	March 9, 2010
/s/ A.J. STRICKLAND, III A.J. Strickland, III	Director	March 9, 2010
/s/ HARLEY A. WHITFIELD Harley A. Whitfield	Director	March 9, 2010

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Equity Investment Life Holding Company

        We have audited the accompanying consolidated balance sheets of American Equity Investment Life Holding Company and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules listed in the Index on page F-1. We also have audited the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of evaluating other-than-temporary impairments of debt securities as of January 1, 2009 due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board (FASB), the Company changed its method of accounting for convertible debt instruments as of January 1, 2009 due to the retrospective adoption of new accounting requirements issued by the FASB, and the Company changed its method of measuring fair value as of January 1, 2008 due to the adoption of new accounting requirements issued by the FASB.

                      /s/ KPMG LLP

Des Moines, Iowa
March 9, 2010

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2009	2008
		(As Adjusted)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2009—$10,912,680; 2008—$7,159,286)	$10,704,131	$6,629,046
Held for investment, at amortized cost (fair value: 2009—$1,601,864; 2008—$3,588,114)	1,635,083	3,604,149
Equity securities, available for sale, at fair value (cost: 2009—$82,930; 2008—$125,157)	93,086	99,552
Mortgage loans on real estate	2,449,778	2,329,824
Derivative instruments	479,272	56,588
Other investments	12,760	446

Total investments	15,374,110	12,719,605
Cash and cash equivalents	528,002	214,862
Coinsurance deposits	2,237,740	1,528,981
Accrued investment income	113,658	91,756
Deferred policy acquisition costs	1,625,785	1,579,871
Deferred sales inducements	1,011,449	843,377
Deferred income taxes	85,661	82,409
Income taxes recoverable	103,684	—
Other assets	231,915	20,879

Total assets	$21,312,004	$17,081,740

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

	December 31,
	2009	2008
		(As Adjusted)
Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$140,351	$121,914
Annuity products	19,195,870	15,687,625
Other policy funds and contract claims	119,403	111,205
Notes payable	316,468	247,750
Subordinated debentures	268,347	268,209
Income taxes payable	—	14,133
Other liabilities	516,942	134,060

Total liabilities	20,557,381	16,584,896

Stockholders' equity:
Common stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding: 2009—56,203,159 shares (excluding 5,936,696 treasury shares); 2008—50,739,355 shares (excluding 6,263,700 treasury shares)	56,203	50,739
Additional paid-in capital	422,225	376,782
Unallocated common stock held by ESOP; 2009—527,272 shares; 2008—588,312 shares	(5,679)	(6,336)
Accumulated other comprehensive loss	(30,456)	(147,376)
Retained earnings	312,330	223,035

Total stockholders' equity	754,623	496,844

Total liabilities and stockholders' equity	$21,312,004	$17,081,740

See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
		(As Adjusted)	(As Adjusted)
Revenues:
Traditional life and accident and health insurance premiums	$12,654	$12,512	$12,623
Annuity product charges	63,358	52,671	45,828
Net investment income	932,172	822,077	719,916
Change in fair value of derivatives	216,896	(372,009)	(59,985)
Net realized gains on investments, excluding other than temporary impairment ("OTTI") losses	51,279	5,555	501
OTTI losses on investments:
Total OTTI losses	(220,415)	(192,648)	(4,383)
Portion of OTTI losses recognized in other comprehensive income	133,644	—	—

Net OTTI losses recognized in operations	(86,771)	(192,648)	(4,383)
Gain (loss) on retirement of debt	(675)	9,746	—

Total revenues	1,188,913	337,904	714,500

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	8,889	8,972	8,419
Interest sensitive and index product benefits	347,883	205,131	560,209
Amortization of deferred sales inducements	39,999	30,705	11,708
Change in fair value of embedded derivatives	529,508	(210,753)	(67,902)
Interest expense on notes payable	14,853	19,773	20,916
Interest expense on subordinated debentures	15,819	19,445	22,520
Interest expense on amounts due under repurchase agreements	534	8,207	15,926
Amortization of deferred policy acquisition costs	88,009	126,738	56,330
Other operating costs and expenses	57,255	52,633	48,230

Total benefits and expenses	1,102,749	260,851	676,356

Income before income taxes	86,164	77,053	38,144
Income tax expense	17,634	61,106	11,914

Net income	$68,530	$15,947	$26,230

Earnings per common share	$1.22	$0.30	$0.46
Earnings per common share—assuming dilution	$1.18	$0.30	$0.46
Weighted average common shares outstanding (in thousands):
Earnings per common share	56,138	53,750	56,760
Earnings per common share—assuming dilution	58,915	56,622	59,848

See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2006	$53,501	$389,644	$—	$(38,769)	$190,690	$595,066
Retrospective application of accounting for convertible debt	—	15,577	—	—	(3,142)	12,435
Other comprehensive income:
Net income for the year, as adjusted	—	—	—	—	26,230	26,230
Change in net unrealized investment gains/losses	—	—	—	(160)	—	(160)

Other comprehensive income, as adjusted						26,070
Conversion of $280 of subordinated debentures	35	245	—	—	—	280
Acquisition of 674,759 shares of common stock	(675)	(6,479)	—	—	—	(7,154)
Acquisition of 650,000 shares of common stock by ESOP	—	—	(7,001)	—	—	(7,001)
Allocation of 20,435 shares of common stock by ESOP, including excess income tax benefits	—	(7)	220	—	—	213
Share-based compensation, including excess income tax benefits	—	4,097	—	—	—	4,097
Issuance of 72,489 shares of common stock under compensation plans, including excess income tax benefits	72	425	—	—	—	497
Net issuance of 622,779 shares of common stock under stock option and warrant agreement	623	(623)	—	—	—	—
Dividends on common stock ($0.06 per share)	—	—	—	—	(3,179)	(3,179)

Balance at December 31, 2007, as adjusted	53,556	402,879	(6,781)	(38,929)	210,599	621,324
Other comprehensive loss:
Net income for the year, as adjusted	—	—	—	—	15,947	15,947
Change in net unrealized investment gains/losses	—	—	—	(108,447)	—	(108,447)

Other comprehensive loss, as adjusted						(92,500)
Conversion of $250 of subordinated debentures	31	182	—	—	—	213
Acquisition of 3,737,238 shares of common stock	(3,738)	(28,886)	—	—	—	(32,624)
Allocation of 41,253 shares of common stock by ESOP, including excess income tax benefits	—	(68)	445	—	—	377
Share-based compensation, including excess income tax benefits	—	3,471	—	—	—	3,471
Issuance of 889,729 shares of common stock under compensation plans, including excess income tax benefits	890	(574)	—	—	—	316
Acquisition of convertible debt	—	(222)	—	—	—	(222)
Dividends on common stock ($0.07 per share)	—	—	—	—	(3,511)	(3,511)

Balance at December 31, 2008, as adjusted	50,739	376,782	(6,336)	(147,376)	223,035	496,844

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Cumulative effect of noncredit OTTI, net	$—	$—	$—	$(20,094)	$25,240	$5,146
Other comprehensive income:
Net income for the year	—	—	—	—	68,530	68,530
Change in net unrealized investment gains/losses	—	—	—	223,882	—	223,882
Noncredit component of OTTI losses, available for sale securities, net	—	—	—	(86,868)	—	(86,868)

Other comprehensive income						205,544
Issuance of treasury stock	5	50	—	—	(18)	37
Acquisition of 12,362 shares of common stock	(12)	(40)	—	—	—	(52)
Allocation of 61,040 shares of common stock by ESOP, including excess income tax benefits	—	(168)	657	—	—	489
Share-based compensation, including excess income tax benefits	—	4,261	—	—	—	4,261
Issuance of 5,000,000 shares of common stock in exchange for notes payable	5,000	26,226	—	—	—	31,226
Issuance of convertible debt	—	15,162	—	—	—	15,162
Issuance of 132,300 shares of common stock	132	292	—	—	—	424
Issuance of 339,015 shares of common stock under compensation plans	339	(340)	—	—	—	(1)
Dividends on common stock ($0.08 per share)	—	—	—	—	(4,457)	(4,457)

Balance at December 31, 2009	$56,203	$422,225	$(5,679)	$(30,456)	$312,330	$754,623

See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
		(As Adjusted)	(As Adjusted)
Operating activities
Net income	$68,530	$15,947	$26,230
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	347,883	205,131	560,209
Amortization of deferred sales inducements	39,999	30,705	11,708
Annuity product charges	(63,358)	(52,671)	(45,828)
Change in fair value of embedded derivatives	529,508	(210,753)	(67,902)
Increase in traditional life and accident and health insurance reserves	9,960	6,031	8,450
Policy acquisition costs deferred	(305,477)	(266,864)	(235,821)
Amortization of deferred policy acquisition costs	88,009	126,738	56,330
Provision for depreciation and other amortization	5,904	6,806	7,142
Amortization of discounts and premiums on investments	(212,498)	(260,412)	(255,328)
Loss (gain) on retirement of debt	675	(9,746)	—
Realized losses (gains) on investments	35,492	187,093	3,882
Change in fair value of derivatives	(219,154)	371,116	59,985
Deferred income taxes	(56,150)	45,075	(3,839)
Share-based compensation	4,630	3,291	3,995
Change in accrued investment income	(21,902)	(14,408)	(9,025)
Change in income taxes recoverable/payable	(117,817)	39,123	(20,464)
Change in other assets	(10,877)	500	1,820
Change in other policy funds and contract claims	8,198	(8,981)	(8,393)
Change in collateral held for derivatives	346,118	—	—
Change in other liabilities	40,637	9,761	(10,059)
Other	(1,759)	(242)	209

Net cash provided by operating activities	516,551	223,240	83,301

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities—available for sale	2,975,790	1,486,554	233,645
Fixed maturity securities—held for investment	2,057,023	1,984,167	28,147
Equity securities, available for sale	22,727	13,528	18,559
Mortgage loans on real estate	109,969	126,181	166,996
Derivative instruments	79,341	30,263	445,337
Acquisitions of investments:
Fixed maturity securities—available for sale	(6,742,292)	(3,632,326)	(975,322)
Equity securities, available for sale	(6,674)	(102,882)	(78,606)
Mortgage loans on real estate	(249,162)	(502,111)	(468,133)
Derivative instruments	(257,435)	(292,211)	(328,201)
Policy loans	(46)	(19)	(8)
Purchases of property, furniture and equipment	(2,971)	(341)	(697)

Net cash used in investing activities	(2,013,730)	(889,197)	(958,283)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
		(As Adjusted)	(As Adjusted)
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$3,677,558	$2,289,006	$2,144,682
Coinsurance deposits	(555,500)	183,215	198,136
Return of annuity policyholder account balances	(1,418,797)	(1,346,473)	(1,318,296)
Financing fees incurred and deferred	(2,751)	—	—
Proceeds from notes payable	127,225	70,000	5,000
Repayments of notes payable	(4,110)	(65,479)	(4,110)
Decrease in amounts due under repurchase agreements	—	(257,225)	(128,748)
Acquisition of common stock	(34)	(27,065)	(14,154)
Excess tax benefits realized from share-based compensation plans	93	313	251
Proceeds from issuance of common stock	1,061	219	353
Equity issue costs incurred	(1,364)	—	—
Change in checks in excess of cash balance	(8,617)	18,931	(16,014)
Other	12	—	—
Dividends paid	(4,457)	(3,511)	(3,179)

Net cash provided by financing activities	1,810,319	861,931	863,921

Increase (decrease) in cash and cash equivalents	313,140	195,974	(11,061)
Cash and cash equivalents at beginning of year	214,862	18,888	29,949

Cash and cash equivalents at end of year	$528,002	$214,862	$18,888

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$19,669	$41,636	$53,208
Income taxes, net of refunds received	191,878	—	35,964
Non-cash operating activity:
Deferral of sales inducements	292,791	193,481	168,003
Non-cash investing activity:
Real estate acquired in satisfaction of mortgage loans	12,268	—	—
Non-cash financing activities:
Conversion of subordinated debentures	—	213	280
Stock acquired in satisfaction of obligations	—	5,559	—
Stock issued in retirement of debt	31,250	—	—
Retirement of debt through debt exchange	63,614	—	—

See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Significant Accounting Policies

Nature of Operations

        American Equity Investment Life Holding Company ("we", "us" or "our"), through its wholly-owned subsidiaries, American Equity Investment Life Insurance Company ("American Equity Life"), American Equity Investment Life Insurance Company of New York and Eagle Life Insurance Company ("Eagle Life"), is licensed to sell insurance products in 50 states and the District of Columbia at December 31, 2009. We operate solely in the insurance business.

        We primarily market fixed index and fixed rate annuities and to a lesser extent, life insurance. In connection with our reinsured group life business, we also collect renewal premiums on certain accident and health insurance policies. Premiums and deposits (net of coinsurance), which are not included as revenues in the accompanying consolidated statements of operations, collected in 2009, 2008 and 2007, by product type were as follows:

	Year Ended December 31,
Product Type	2009	2008	2007
	(Dollars in thousands)
Fixed Index Annuities:
Index Strategies	$1,252,294	$1,303,343	$1,577,417
Fixed Strategy	1,495,017	936,847	514,925

	2,747,311	2,240,190	2,092,342
Fixed Rate Annuities	180,986	47,506	50,561
Life Insurance	12,355	12,323	12,332
Accident and Health	299	189	291

	$2,940,951	$2,300,208	$2,155,526

        One national marketing organization through which we market our products accounted for more than 10% of the annuity deposits and insurance premium collections during 2009, 2008 and 2007, representing 10%, 12% and 13% of the annuity deposits and insurance premiums collected, respectively.

Consolidation and Basis of Presentation

        The consolidated financial statements include our accounts and our wholly-owned subsidiaries: American Equity Life, American Equity Investment Life Insurance Company of New York, Eagle Life, AERL, L.C., American Equity Capital, Inc., American Equity Investment Properties, L.C. and American Equity Investment Service Company. All significant intercompany accounts and transactions have been eliminated.

Estimates and Assumptions

        The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are utilized in the calculation of

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Significant Accounting Policies (Continued)

deferred policy acquisition costs, deferred sales inducements, policy benefit reserves, valuation of derivatives, including embedded derivatives on index annuity reserves, contingent convertible senior notes, valuation of investments, other than temporary impairment of investments, impairments of mortgage loans and valuation allowances on deferred tax assets. A description of each critical estimate is incorporated within the discussion of the related accounting policies which follow. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized.

Investments

        Fixed maturity securities (bonds and redeemable preferred stocks maturing more than one year after issuance) that may be sold prior to maturity are classified as available for sale. Available for sale securities are reported at fair value and unrealized gains and losses, if any, on these securities are included directly in a separate component of stockholders' equity, net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements. Fair values, as reported herein, of fixed maturity and equity securities are based on quoted market prices in active markets when available, or for those fixed maturity securities not actively traded, yield data and other factors relating to instruments or securities with similar characteristics are used. See note 2 for more information on assumptions and valuation models used. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities' expected lives. Amortization/accrual of premiums and discounts on residential mortgage and asset-backed securities incorporate prepayment assumptions to estimate the securities' expected lives. Interest income is recognized as earned.

        Fixed maturity securities that we have the positive intent and ability to hold to maturity are classified as held for investment. Such securities may, at times, be called prior to maturity. Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the fair value of these securities, except for declines that are other than temporary, are not reflected in our consolidated financial statements. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities' expected lives.

        Equity securities, comprised of common and perpetual preferred stocks, are classified as available for sale and are reported at fair value. Unrealized gains and losses are included directly in a separate component of stockholders' equity, net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements. Dividends are recognized when declared.

        The carrying amounts of our impaired investments in fixed maturity and equity securities are adjusted for declines in value that are other than temporary. Other than temporary impairment losses are reported as a component of revenues in the consolidated statements of operations, which presents the amount of non credit impairment losses for certain fixed maturity securities that is reported in Accumulated Other Comprehensive Loss. See note 3 for further discussion of other than temporary impairment losses.

        Further deterioration in credit quality of the companies backing our investment securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace or additional declines in real estate values may further affect the fair value of these investment securities and increase the potential that certain unrealized losses be recognized as other than temporary impairments in the future.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Significant Accounting Policies (Continued)

        Mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts. Interest income is recorded when earned. We evaluate the mortgage loan portfolio for the establishment of a loan loss reserve by specific identification of impaired loans and the measurement of an estimated loss for each impaired loan identified and an analysis of the mortgage loan portfolio for the need of a general loan allowance for probable losses on all loans. If we determine that the value of any specific mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's contractual interest rate, or the fair value of the underlying collateral, less costs to sell. The amount of the general loan allowance, if any, is based upon our evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. The carrying value of impaired loans is reduced by the establishment of a valuation allowance, changes to which are recognized as realized gains or losses on investments. Interest income on impaired loans is recorded on a cash basis.

        Policy loans and other investments are reported at cost.

Derivative Instruments

        Our derivative instruments include interest rate swaps entered into to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures and borrowings under our line of credit, call options used to fund fixed index annuity credits and certain other derivative instruments embedded in other contracts. All of our derivative instruments are recognized in the balance sheet at fair value and changes in fair value are recognized immediately in operations. See note 5 for more information on derivative instruments.

Cash and Cash Equivalents

        We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Reinsurance

        Coinsurance agreements are reported on a gross basis on our consolidated balance sheets as coinsurance deposits for the amounts recoverable from reinsurers and policyholder reserves. Product charges, interest sensitive and index product benefits and deferred acquisition costs are reported net of insurance ceded.

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Significant Accounting Policies (Continued)

        For annuity products, these capitalized costs are being amortized generally in proportion to expected gross profits from investments and, to a lesser extent, from surrender charges and mortality and expense margins. That amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of net realized gains on investments and net OTTI losses recognized in operations) to be realized from a group of products are revised. Deferred policy acquisition costs and deferred sales inducements are also adjusted for the change in amortization that would have occurred if available for sale fixed maturity securities and equity securities had been sold at their aggregate fair value and the proceeds reinvested at current yields. The impact of this adjustment is included in accumulated other comprehensive loss within consolidated stockholders' equity.

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

Future Policy Benefit Reserves

        Future policy benefit reserves for fixed index annuities are equal to the sum of the fair value of the embedded derivatives, accumulated index credits and the host contract reserve computed using a method similar to that used for annuity products. Future policy benefit reserves for other annuity products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. For the years ended December 31, 2009, 2008 and 2007, interest crediting rates for these products ranged from 2.9% to 11.5%. These rates include first-year interest bonuses capitalized as deferred sales inducements.

        The liability for future policy benefits for traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality, and other assumptions underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 3.0% to 5.5%. The liabilities for future policy benefits for accident and health insurance are computed using a net level premium method, including assumptions as to morbidity and other assumptions based on our experience, modified as necessary to give effect to anticipated trends and to include provisions for possible unfavorable deviations. Policy benefit claims are charged to expense in the period that the claims are incurred.

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

        Certain group policies include provisions for annual experience refunds of premiums equal to net premiums received less a 16% administrative fee and less claims incurred. Such amounts (2009—$0.6 million; 2008—$0.2 million; and 2007—$0.3 million) are reported as a reduction of traditional life and accident and health insurance premiums in the consolidated statements of operations.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Significant Accounting Policies (Continued)

Deferred Income Taxes

        Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. Deferred income tax assets are subject to ongoing evaluation of whether such assets will more likely than not be realized. The realization of deferred income tax assets primarily depends on generating future taxable income during the periods in which temporary differences become deductible. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In making such a determination, all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations, is considered. The realization of deferred income tax assets related to unrealized losses on available for sale fixed maturity securities is also based upon our intent and ability to hold those securities for a period of time sufficient to allow for a recovery in fair value and not realize the unrealized loss.

Recognition of Premium Revenues and Costs

        Revenues for annuity products include surrender charges assessed against policyholder account balances during the period. Expenses related to annuity products include interest credited to policyholder account balances and the change in fair value of embedded derivatives within fixed index annuity contracts.

        Traditional life and accident and health insurance premiums are recognized as revenues over the premium-paying period. Future policy benefits are recognized as expenses over the life of the policy by means of the provision for future policy benefits.

        All insurance-related revenues, including the change in the fair value of derivatives for call options related to the business ceded under coinsurance agreements (see note 7), benefits, losses and expenses are reported net of reinsurance ceded.

Other Comprehensive Income (Loss)

        Other comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. Other comprehensive income excludes net realized investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $(35.5) million, $(187.1) million and $(3.9) million in 2009, 2008 and 2007, respectively. Such amounts, which have been measured through the date of sale, are net of adjustments to deferred policy acquisition costs, deferred sales inducements and income taxes totaling $(36.8) million in 2009, $(94.6) million in 2008 and $(2.2) million in 2007.

Adopted Accounting Pronouncements

        In August 2009, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that amends the fair value measurement of liabilities. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Significant Accounting Policies (Continued)

is not available, a reporting entity is required to measure fair value using the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value. This guidance is effective for the first reporting period beginning after issuance, which was our three months and year ending December 31, 2009. We are currently assessing the impact of this accounting standards update.

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

        In April 2009, the FASB issued further guidance on the recognition and presentation of other than temporary impairments. This guidance amends the other than temporary impairment guidance for debt securities only to make the guidance more operational and to expand the presentation and disclosure of other than temporary impairments on debt and equity securities in the financial statements. This guidance requires management to determine cash flows expected to be collected on each debt security for which an other than temporary impairment is being recognized. In accordance with this guidance, the reporting entity shall allocate its other than temporary impairments on debt securities between credit and noncredit components with the noncredit portion of the other than temporary impairments recognized as a component of other comprehensive income (loss) and the credit loss portion included in operations. Credit loss is defined as the amount that the amortized cost basis of the impaired security exceeds the present value of cash flows expected to be collected discounted at the security's yield at acquisition. This guidance also requires a cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive income (loss) in the period of adoption for other than temporary impairments on debt securities recognized in prior periods which are still held as investments at the date of adoption. This guidance was effective for interim and annual reporting periods ending after June 15, 2009; however, early application was permitted. We elected to adopt these accounting standards effective January 1, 2009. The cumulative effect adjustment as of January 1, 2009 increased retained earnings by $25.2 million and decreased accumulated other comprehensive income by $20.1 million.

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

        On January 1, 2009, we adopted FASB accounting standards that enhance the required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for and affect an entity's financial position, financial performance and cash flows. The adoption of these disclosure requirements did not have a material impact on our consolidated financial position or results of operations as it impacts financial statement disclosure only.

        On January 1, 2009, we adopted and applied retrospectively to all periods presented an accounting standard issued by the FASB for convertible debt instruments that may be settled in whole or in part with cash. This standard specifies that issuers of such instruments should separately account for the liability component and the equity component represented by the embedded conversion option in a manner that will reflect the issuer's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon settlement, the issuer shall allocate consideration transferred and transaction costs incurred to the retirement of the liability component and the reacquisition of the equity component.

        In December 2004, we issued $260 million of contingent convertible senior notes with a fixed rate of 5.25% and a maturity date of December 6, 2024. On the date of issuance bifurcation of these notes into a debt component and an equity component is required. The difference between the fair value of the debt component at the date of issuance and the initial proceeds at the date of issuance is recorded as a component of stockholders' equity. The fair value of the notes without the embedded conversion option (liability component) at the date of issuance was $221.4 million. The fair value of the embedded conversion option (equity component) at the date of issuance was $39.1 million. The fair value of the equity component at issuance has been recorded as a debt discount to the notes, with a corresponding increase to additional paid-in capital, net of income tax. The debt discount is being amortized over the expected life of the debt.

        The following summarizes the effects of the retrospective adoption of the accounting for convertible debt on the consolidated balance sheet, consolidated statements of operations and earnings per share:

	December 31, 2008
	As Originally Reported	Adjustments	As Adjusted
	(Dollars in thousands)
Deferred income taxes	$85,700	$(3,291)	$82,409
Other assets	23,661	(2,782)	20,879
Total assets	17,087,813	(6,073)	17,081,740
Notes payable	258,462	(10,712)	247,750
Total liabilities	16,595,608	(10,712)	16,584,896
Additional paid-in capital	361,427	15,355	376,782
Retained earnings	233,751	(10,716)	223,035
Total stockholders' equity	492,205	4,639	496,844

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Significant Accounting Policies (Continued)

	Year Ended December 31, 2008			Year Ended December 31, 2007
	As Originally Reported	Adjustments	As Adjusted	As Originally Reported	Adjustments	As Adjusted
	(Dollars in thousands, except per share data)
Gain (loss) on retirement of debt	$13,651	$(3,905)	$9,746	$—	$—	$—
Interest expense on notes payable	15,425	4,348	19,773	16,221	4,695	20,916
Income tax expense	64,531	(3,425)	61,106	13,863	(1,949)	11,914
Net income (loss)	20,775	(4,828)	15,947	28,976	(2,746)	26,230
Earnings per common share	$0.39	$(0.09)	$0.30	$0.51	$(0.05)	$0.46
Earnings per common share—assuming dilution	$0.39	$(0.09)	$0.30	$0.50	$(0.04)	$0.46

        Effective January 1, 2008, we adopted FASB's authoritative guidance that permits entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be reported at fair value. There was no impact on the consolidated financial statements upon adoption as we did not elect to report any assets or liabilities at fair value that were eligible to be reported at fair value.

        Effective January 1, 2008, we adopted FASB's standards for fair value measurements. This guidance defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. It also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. For assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to initial recognition, the reporting entity shall disclose information that enables financial statement users to assess the inputs used to develop those measurements. For recurring fair value measurements using significant unobservable inputs, the reporting entity shall disclose the effect of the measurements on earnings for the period. This guidance is applicable whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Adoption primarily resulted in a change prospectively beginning on January 1, 2008 in the discount rates used in the calculation of the fair values of the embedded derivative component of our policy benefit reserves for fixed index annuities from risk-free interest rates to interest rates that include nonperformance risk related to those liabilities. These standards were adopted prospectively on January 1, 2008 and the changes in the discount rates resulted in a decrease in reserves on January 1, 2008 of $150.6 million. The net income impact of this decrease in reserves net of the related adjustments in amortization of deferred sales inducements and deferred policy acquisition costs and income taxes was $40.7 million.

        In October 2008, the FASB issued accounting standards for determining the fair value of a financial asset in a market that is not active. These standards were effective upon issuance, and applies to periods for which financial statements have not been issued. The guidance clarifies various application issues with respect to the objective of a fair value measurement, distressed transactions, relevance of observable data, and the use of management's assumptions. We adopted this guidance in the preparation of our September 30, 2008 financial statements; however, adoption did not have a material effect on the results of our operations or financial position. Our expanded disclosures as a result of fair value measurements are included in note 2—Fair Values of Financial Instruments.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Significant Accounting Policies (Continued)

        Effective January 1, 2007, we adopted accounting standards issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants that prescribe how insurance enterprises account for deferred acquisition costs in connection with modifications or exchanges of insurance contracts. An internal replacement of an insurance or investment contract is defined as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. Contract modifications resulting in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract and any unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement costs from the replaced contract should be written off and acquisition costs on the new contracts deferred as appropriate. There was no impact on our consolidated financial statements upon the adoption of these accounting standards.

        Effective January 1, 2007, we adopted FASB accounting standards for certain hybrid financial instruments which simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. This guidance was effective for all financial instruments acquired, issued or subject to a remeasurement event beginning on January 1, 2007. There was no impact on the consolidated financial statements upon adoption.

        Effective January 1, 2007, we adopted a FASB accounting standard for uncertainty in income taxes, which creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. A tax position can be recognized in the financial statements if it is more likely than not that the position will be sustained upon examination by taxing authorities who have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. This accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our policy is to record the interest and penalties on tax obligations on the income tax expense line on the consolidated statements of operations. There was no impact of adoption to the 2007 consolidated financial statements.

New Accounting Pronouncements

        In June 2009, the FASB amended accounting standards for transfers and servicing of financial assets and extinguishments of liabilities. The new standards removes the concept of a qualifying special-purpose entity ("QSPE") from existing standards and removes the exception of QSPE's from consolidation requirements. Additionally, more stringent conditions for reporting a transfer of a portion of a financial asset as a sale were created, derecognition criteria was clarified, how retained interests are initially measured was revised, the guaranteed mortgage securitization recharacterization provisions were removed and disclosure requirements were added. This standard must be applied as of the beginning of our first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently assessing the impact of this standard.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Significant Accounting Policies (Continued)

        In June 2009, the FASB issued amendments to the accounting standards for consolidation of variable interest entities. The new standard replaces the quantitative-based risks and rewards calculation of existing standards for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This amendment is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently assessing the impact of this standard.

2.     Fair Values of Financial Instruments

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

        We used the following valuation techniques in estimating the fair values of financial instruments:

  I.
  Fair values of fixed maturity securities are obtained primarily from a broker who starts by obtaining a price from an independent pricing source and adjusts for observable data. These prices from the independent broker undergo evaluation by our internal investment professionals. We generally obtain one price per security, which is compared to relevant credit

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Fair Values of Financial Instruments (Continued)

    information, perceived market movements and sector news. Market indices of similar rated asset class spreads are considered for valuations and broker indications of similar securities are compared. Inputs used by both the broker and the pricing service include market information, such as yield data and other factors relating to instruments or securities with similar characteristics. If the issuer has had trades in similar debt outstanding but not necessarily the same rank in the capital structure, spread information is used to support fair value. If discrepancies are identified, additional quotes are obtained and the quote that best reflects a fair value exit price at the reporting date is selected. In the case of private placement bonds, the independent pricing service typically starts with a price of a publicly traded bond of an entity that is comparable to size and financial position of the issuer of the private bond. The independent pricing service adjusts the price for factors such as marketability and risk factors specific to each security.

  II.
  Amounts reported as fair value of embedded derivatives are estimated by projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and discounting the excess of the projected contract value amounts. The projections of the policy contract values are based on best estimate assumptions for future policy growth and future policy decrements. Best estimate assumptions for future policy growth include assumptions for the expected index credit on the next policy anniversary date which are derived from the fair values of the underlying call options purchased to fund such index credits and the expected costs of annual call options that will be purchased in the future to fund index credits beyond the next policy anniversary. The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as were used to project policy contract values. Increases or decreases in the fair value of embedded derivatives generally correspond to increases or decreases in the fair values of call options purchased to fund the annual index credits and changes in the discount rates used to discount the excess of the projected policy contract values over the projected minimum guaranteed contract values. The fair value of the embedded derivatives includes an adjustment through the discount rate for our nonperformance risk.

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

        We review the prices received from the independent broker and independent pricing services to ensure that the prices represent a reasonable estimate of fair value. This process involves quantitative and qualitative analysis and is administered by our investment department. This review process includes, but is not limited to, initial and on-going review of methodologies used by the independent broker and independent pricing services, review of pricing statistics and trends, back testing recent trades, comparing prices to those obtained from other third party pricing services, reviewing cash flow activity in the subsequent period, monitoring credit rating upgrades and downgrades and monitoring of trading volumes. Most all of the information used by the pricing service and the independent broker and independent pricing services can be corroborated by our procedures of investigating market data and tying that data to the facts utilized by the broker.

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

        Derivative instruments:    The fair values of our derivative instruments are based upon the amount of cash that we will receive to settle each derivative instrument on the reporting date. These amounts are obtained from each of the counterparties and are adjusted for the nonperformance risk of each counterparty net of any collateral held. The nonperformance risk for each counterparty is based upon its credit default swap rate. We have no performance obligations related to the call options purchased to fund our fixed index annuity policy liabilities.

        Other investments:    Other investments is comprised of policy loans and real estate held for sale. We have not attempted to determine the fair values associated with our policy loans, as management believes any differences between carrying value and the fair values afforded these instruments are immaterial to our consolidated financial position and, accordingly, the cost to provide such disclosure is not worth the benefit to be derived. The fair value of our real estate held for sale was determined by estimating the net operating income of the commercial rental property and dividing that by a current market capitalization rate.

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

        Notes payable:    The fair value of the contingent convertible senior notes is based upon quoted market prices. Fair values for other notes payable with fixed interest rates are estimated by discounting expected cash flows using current market interest rates currently being offered for similar securities. The amounts reported in the consolidated balance sheets for short term indebtedness under repurchase agreements with variable interest rates approximate their fair values.

        Subordinated debentures:    The carrying amount of subordinated debentures with variable interest rates reported in the consolidated balance sheets approximates fair value. Fair values for subordinated debentures with fixed interest rates are estimated by discounting expected cash flows using current market interest rates currently being offered for similar securities.

        Interest rate swaps:    The fair values of our pay fixed/receive variable interest rate swaps are obtained from third parties and are based on current market interest rates currently being offered for similar securities.

        The following sets forth a comparison of the fair values and carrying amounts of our financial instruments:

	December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$10,704,131	$10,704,131	$6,629,046	$6,629,046
Held for investment	1,635,083	1,601,864	3,604,149	3,588,114
Equity securities, available for sale	93,086	93,086	99,552	99,552
Mortgage loans on real estate	2,449,778	2,409,197	2,329,824	2,284,583
Derivative instruments	479,272	479,272	56,588	56,588
Other investments	12,760	12,760	446	446
Cash and cash equivalents	528,002	528,002	214,862	214,862
Coinsurance deposits	2,237,740	1,934,996	1,528,981	1,366,149
Liabilities
Policy benefit reserves	19,336,221	16,152,088	15,809,539	13,391,244
Notes payable	316,468	340,673	258,462	193,267
Subordinated debentures	268,347	186,215	268,209	248,283
Interest rate swaps	1,891	1,891	—	—

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Fair Values of Financial Instruments (Continued)

        Our assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2009 and 2008 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2009
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$3,310	$2,545	$765	$—
United States Government sponsored agencies	3,998,537	—	3,998,537	—
U.S. states, territories and political subdivisions	355,634	—	355,634	—
Corporate securities	3,857,549	70,363	3,773,078	14,108
Residential mortgage backed securities	2,489,101	—	2,486,290	2,811
Equity securities, available for sale: finance, insurance and real estate	93,086	83,672	8,415	999
Derivative instruments	479,272	—	479,272	—
Cash and cash equivalents	528,002	528,002	—	—

	$11,804,491	$684,582	$11,101,991	$17,918

Liabilities
Interest rate swaps	$1,891	$—	$1,891	$—
Fixed index annuities—embedded derivatives	1,375,866	—	—	1,375,866

	$1,377,757	$—	$1,891	$1,375,866

December 31, 2008
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$22,050	$3,404	$18,646	$—
United States Government sponsored agencies	3,104,853	—	3,104,853	—
Corporate securities	1,702,301	84,946	1,599,606	17,749
Residential mortgage backed securities	1,799,842	—	1,797,509	2,333
Equity securities, available for sale: finance, insurance and real estate	99,552	84,554	14,998	—
Derivative instruments	56,588	—	56,588	—
Cash and cash equivalents	214,862	214,862	—	—

	$7,000,048	$387,766	$6,592,200	$20,082

Liabilities
Fixed index annuities—embedded derivatives	$998,015	$—	$—	$998,015

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Fair Values of Financial Instruments (Continued)

        The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Available for sale securities
Beginning balance	$20,082	$—
Transfers in to or out of Level 3	—	29,398
Purchases, issuances and settlements	(224)	—
Total gains (losses) (unrealized/realized):
Included in other comprehensive income	3,784	132
Net OTTI losses recognized in operations	(5,724)	(9,448)

	$17,918	$20,082

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Fixed index annuities—embedded derivatives
Beginning balance	$998,015	$1,432,746
Reinsurance adjustment	(18,262)	—
Premiums less benefits	62,070	41,250
Change in unrealized losses (gains), net	334,043	(475,981)

	$1,375,866	$998,015

        Change in unrealized losses (gains), net for each period in our embedded derivatives are included in change in fair value of embedded derivatives in the consolidated statements of operations.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Investments

        At December 31, 2009 and 2008, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2009
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$3,101	$215	$(6)	$3,310
United States Government sponsored agencies	4,113,457	3,468	(118,388)	3,998,537
U.S. states, territories and political subdivisions	350,787	7,110	(2,263)	355,634
Corporate securities	3,709,446	233,023	(84,920)	3,857,549
Residential mortgage backed securities	2,735,889	59,584	(306,372)	2,489,101

	$10,912,680	$303,400	$(511,949)	$10,704,131

Held for investment:
United States Government sponsored agencies	$1,559,434	$1,647	$(5,900)	$1,555,181
Corporate security	75,649	—	(28,966)	46,683

	$1,635,083	$1,647	$(34,866)	$1,601,864

Equity securities, available for sale:
Finance, insurance and real estate	$82,930	$13,425	$(3,269)	$93,086

December 31, 2008
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$21,664	$515	$(129)	$22,050
United States Government sponsored agencies	3,090,458	15,528	(1,133)	3,104,853
Corporate securities	1,965,790	15,068	(278,557)	1,702,301
Residential mortgage backed securities	2,081,374	5,926	(287,458)	1,799,842

	$7,159,286	$37,037	$(567,277)	$6,629,046

Held for investment:
United States Government sponsored agencies	$3,528,628	$6,421	$(4,984)	$3,530,065
Corporate security	75,521	—	(17,472)	58,049

	$3,604,149	$6,421	$(22,456)	$3,588,114

Equity securities, available for sale:
Finance, insurance and real estate	$125,157	$373	$(25,978)	$99,552

        During 2009 and 2008, we received $4.2 billion and $2.8 billion, respectively, in net redemption proceeds related to calls of our callable United States Government sponsored agency securities, of which $2.1 billion and $2.0 billion, respectively, were classified as held for investment. We reinvested the proceeds from these redemptions primarily in United States Government sponsored agency securities, corporate securities and residential mortgage backed securities classified as available for sale.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Investments (Continued)

At December 31, 2009, 50% of our fixed income securities have call features and 8% were subject to call redemption. Another 38% will become subject to call redemption during 2010.

        The amortized cost and fair value of fixed maturity securities at December 31, 2009, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our residential mortgage and asset backed securities provide for periodic payments throughout their lives and are shown below as a separate line.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$18,948	$18,656	$—	$—
Due after one year through five years	446,487	467,458	—	—
Due after five years through ten years	1,333,196	1,446,348	—	—
Due after ten years through twenty years	1,449,264	1,450,402	555,000	549,461
Due after twenty years	4,928,896	4,832,166	1,080,083	1,052,403

	8,176,791	8,215,030	1,635,083	1,601,864
Residential mortgage and asset backed securities	2,735,889	2,489,101	—	—

	$10,912,680	$10,704,131	$1,635,083	$1,601,864

        Net unrealized losses on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	December 31,
	2009	2008
	(Dollars in thousands)
Net unrealized losses on available for sale fixed maturity securities and equity securities	$(198,393)	$(555,845)
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	116,870	329,113
Deferred tax valuation allowance reversal	22,534	—
Deferred income tax benefit	28,533	79,356

Net unrealized losses reported as accumulated other comprehensive loss	$(30,456)	$(147,376)

        The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO's"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade". We had 97% and 96% of our fixed maturity portfolio rated investment grade at December 31, 2009 and 2008, respectively.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Investments (Continued)

        The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

		December 31,
		2009		2008
NAIC Designation	NRSRO Equivalent Credit Rating	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in thousands)
1	Aaa/Aa/A	$9,495,015	$9,370,647	$8,764,338	$8,512,209
2	Baa	2,571,815	2,555,826	1,509,399	1,292,303
3	Ba	409,860	315,948	276,519	208,122
4	B	24,375	20,799	140,754	135,989
5	Caa and lower	21,013	20,749	35,391	31,375
6	In or near default	25,685	22,026	37,034	37,162

		$12,547,763	$12,305,995	$10,763,435	$10,217,160

        The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 355 and 394 securities, respectively) have been in a continuous unrealized loss position, at December 31, 2009 and 2008:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2009
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$332	$(6)	$—	$—	$332	$(6)
United States Government sponsored agencies	2,908,205	(118,388)	—	—	2,908,205	(118,388)
U.S. states, territories and political subdivisions	111,969	(2,263)	—	—	111,969	(2,263)
Corporate securities:
Finance, insurance and real estate	154,093	(10,560)	239,211	(39,995)	393,304	(50,555)
Manufacturing, construction and mining	93,922	(2,032)	74,258	(8,430)	168,180	(10,462)
Utilities and related sectors	149,515	(5,046)	63,933	(8,110)	213,448	(13,156)
Wholesale/retail trade	35,629	(623)	39,547	(4,800)	75,176	(5,423)
Services, media and other	46,625	(512)	61,359	(4,812)	107,984	(5,324)
Residential mortgage backed securities	226,567	(22,781)	1,186,542	(283,591)	1,413,109	(306,372)

	$3,726,857	$(162,211)	$1,664,850	$(349,738)	$5,391,707	$(511,949)

Held for investment:
United States Government sponsored agencies	$359,100	$(5,900)	$—	$—	$359,100	$(5,900)
Corporate security:
Finance, insurance and real estate	—	—	46,683	(28,966)	46,683	(28,966)

	$359,100	$(5,900)	$46,683	$(28,966)	$405,783	$(34,866)

Equity securities, available for sale:
Finance, insurance and real estate	$9,802	$(147)	$28,877	$(3,122)	$38,679	$(3,269)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Investments (Continued)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2008
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$—	$—	$18,645	$(129)	$18,645	$(129)
United States Government sponsored agencies	60,475	(57)	298,925	(1,076)	359,400	(1,133)
Corporate securities:
Finance, insurance and real estate	209,048	(45,657)	146,226	(46,761)	355,274	(92,418)
Manufacturing, construction and mining	294,428	(37,589)	65,578	(27,978)	360,006	(65,567)
Utilities and related sectors	192,110	(22,816)	116,173	(32,307)	308,283	(55,123)
Wholesale/retail trade	120,056	(16,557)	11,825	(9,680)	131,881	(26,237)
Services, media and other	119,297	(22,425)	79,664	(16,787)	198,961	(39,212)
Residential mortgage backed securities	1,114,073	(220,301)	297,442	(67,157)	1,411,515	(287,458)

	$2,109,487	$(365,402)	$1,034,478	$(201,875)	$3,143,965	$(567,277)

Held for investment:
United States Government sponsored agencies	$—	$—	$360,016	$(4,984)	$360,016	$(4,984)
Corporate security:
Finance, insurance and real estate	—	—	58,049	(17,472)	58,049	(17,472)

	$—	$—	$418,065	$(22,456)	$418,065	$(22,456)

Equity securities, available for sale:
Finance, insurance and real estate	$30,093	$(14,360)	$20,358	$(11,618)	$50,451	$(25,978)

        The following is a description of the factors causing the temporary unrealized losses by investment category as of December 31, 2009:

        United States Government sponsored agencies and U.S. states, territories and political subdivisions:    These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates. During the last twelve months spreads on agency securities have improved; however, long term interest rates have risen by a greater amount. These securities carry yields less than those available at December 31, 2009 as the result of these rising interest rates.

        Corporate securities:    The unrealized losses in these securities are due partially to a rise in interest rates in 2009 as well as the continuation of wider than historic credit spreads in certain industries of the corporate bond market. While credit spreads narrowed throughout the year, several industries remain at spreads wider than pre-crisis levels, such as financials and economic sensitive issuers. As the result of wider spreads, these issues carry yields less than those available in the market as of December 31, 2009.

        Residential mortgage backed securities:    At December 31, 2009, we had no exposure to subprime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first lien residential mortgage loans. Substantially all of the securities that we own are in the highest rated tranche of the pool in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 37 securities with a total amortized cost basis of $515.7 million and a fair value of $396.4 million. Despite recent improvements in the

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Investments (Continued)

capital markets, the fair value of residential mortgage backed securities "(RMBS") continue at prices below amortized cost.

        Equity securities:    The unrealized losses on equity securities, which are primarily investment grade perpetual preferred stocks with exposure to REITS, investment banks and finance companies, are due to the ongoing concerns relating to capital, asset quality and earnings stability due to the financial crisis. All of the equity securities in an unrealized loss position for 12 months or more are investment grade perpetual preferred stocks that are absent credit deterioration. A prolonged recession due to tight credit markets and a continued difficult housing market have raised concerns in regard to earnings and dividend stability in many companies which directly affect the values of these securities.

        Where the decline in market value of debt securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening, and we anticipate recovery of all contractual or expected cash flows, we do not consider these investments to be other than temporarily impaired because we do not intend to sell these investments and it is not more likely than not we will be required to sell these investments before a recovery of amortized cost, which may be maturity. For equity securities, we recognize an impairment charge in the period in which we do not have the intent and ability to hold the securities until recovery of cost or we determine that the security will not recover to book value within a reasonable period of time. We determine what constitutes a reasonable period of time on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period does not exceed 18 months from the date of impairment for perpetual preferred securities for which there is evidence of deterioration in credit of the issuer and common equity securities. For perpetual preferred securities absent evidence of a deterioration in credit of the issuer we apply an impairment model, including an anticipated recovery period, similar to a debt security. For equity securities we measure impairment charges based upon the difference between the cost of a security and its fair value.

        Approximately 81% of the unrealized losses on fixed maturity securities shown in the above table for December 31, 2009 are on securities that are rated investment grade, defined as being the highest two NAIC designations. Approximately 19% of the unrealized losses on fixed maturity securities shown in the above table for December 31, 2009 are on securities rated below investment grade. All of the fixed maturity securities with unrealized losses are current with respect to the payment of principal and interest.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Investments (Continued)

        Changes in net unrealized losses on investments for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$(17,184)	$(126,883)	$113,991

Investments carried at fair value:
Fixed maturity securities, available for sale	$321,691	$(418,744)	$8,657
Equity securities, available for sale	35,761	(7,862)	(17,255)

	357,452	(426,606)	(8,598)
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(212,243)	259,765	8,351
Change in deferred tax valuation allowance	22,534	—	—
Deferred income tax asset	(50,823)	58,394	87

	(240,532)	318,159	8,438

Decrease (increase) in net unrealized losses on investments carried at fair value	$116,920	$(108,447)	$(160)

        Components of net investment income are as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Fixed maturity securities	$780,729	$674,674	$602,689
Equity securities	7,930	11,512	5,428
Mortgage loans on real estate	147,657	137,588	114,246
Cash and cash equivalents	736	1,192	915
Other	1,692	418	466

	938,744	825,384	723,744
Less investment expenses	(6,572)	(3,307)	(3,828)

Net investment income	$932,172	$822,077	$719,916

        Proceeds from sales of available for sale fixed maturity securities for the years ended December 31, 2009, 2008 and 2007 were $659.1 million, $580.9 million and $29.5 million, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the years ended December 31, 2009, 2008 and 2007 were $2.5 billion, $905.7 million and $204.2 million, respectively. Calls of held for investment fixed maturity securities for the years ended December 31, 2009 and 2008 and 2007 were $2.1 billion, $2.0 billion and $28.2 million, respectively.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Investments (Continued)

        Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains on investments, excluding other than temporary impairment losses for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$54,401	$5,852	$931
Gross realized losses	(2,162)	(589)	(88)

	52,239	5,263	843
Equity securities:
Gross realized gains	5,620	292	232
Gross realized losses	(96)	—	(574)

	5,524	292	(342)
Mortgage loans on real estate:
Impairment losses	(6,484)	—	—

	$51,279	$5,555	$501

        We had investments in fixed maturity, available for sale securities with carrying values totaling $0.4 million and $8.4 million as of December 31, 2009 and 2008, respectively that have not produced income for the preceding 12 months. Reductions in interest income associated with nonperforming investments in fixed maturity securities totaled $0.8 million and $0.7 million in 2009 and 2008, respectively.

        We review and analyze all investments on an ongoing basis for changes in market interest rates and credit deterioration. This review process includes analyzing our ability to recover the amortized cost or cost basis of each investment that has a fair value that is lower than its amortized cost or cost and requires a high degree of management judgment and involves uncertainty. The evaluation of securities for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties.

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

  •
  consideration of rating agency actions; and

  •
  changes in estimated cash flows of and residential mortgage and asset backed securities.

        We determine whether other than temporary impairment losses should be recognized for debt and equity securities by assessing all facts and circumstances surrounding the security. If our assessment of an equity security has resulted in a determination that its price will not recover to cost in a reasonable period of time or we intend to sell the security before price recovery, other than temporary impairment has occurred and the difference between cost and fair value will be recognized as a loss in operations. If we intend to sell a debt security or if it is more likely than not that we will be required to sell a debt security before recovery of its amortized cost basis, other than temporary impairment has occurred and the difference between amortized cost and fair value will be recognized as a loss in operations.

        If we do not intend to sell and it is not more likely than not we will be required to sell the debt security but also do not expect to recover the entire amortized cost basis of the security, an impairment loss would be recognized in operations in the amount of the expected credit loss. We calculate the present value of the cash flows expected to be collected discounted at each security's acquisition yield. The difference between the present value of expected future cash flows and the amortized cost basis of the security is the amount of credit loss recognized in operations. The remaining amount of the other than temporary impairment is recognized in other comprehensive income.

        The determination of the credit loss component of a residential mortgage backed security is based on a number of factors. The primary consideration in this evaluation process is the issuer's ability to meet current and future interest and principal payments as contractually stated at time of purchase. Our review of these securities includes an analysis of the cash flow modeling under various default scenarios considering independent third party benchmarks, the seniority of the specific tranche within the structure of the security, the composition of the collateral and the actual default, loss severity and prepayment experience exhibited. With the input of third party assumptions for default projections, loss severity and prepayment expectations, we evaluate the cash flow projections to determine whether the security is performing in accordance with its contractual obligation.

        We utilize the models from a leading structured product software specialist serving institutional investors. These models incorporate each security's seniority and cash flow structure. In circumstances where the analysis implies a potential for principal loss at some point in the future, we use the "best estimate" cash flow projection discounted at the security's effective yield at acquisition to determine the amount of our potential credit loss associated with this security. The discounted expected future cash flows equates to our expected recovery value. Any shortfall of the expected recovery when compared to the amortized cost of the security will be recorded as the credit loss component of other than temporary impairment.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Investments (Continued)

        The cash flow modeling is performed on a security-by-security basis and incorporates actual cash flows on the residential mortgage backed securities through the current period, as well as the projection of remaining cash flows using a number of assumptions including default rates, prepayment rates and loss severity rates. The default curves we use are tailored to the Prime or Alt-A residential mortgage backed securities that we own, which assume lower default rates and loss severity for Prime securities versus Alt-A securities. These default curves are scaled higher or lower depending on factors such as current underlying mortgage loan performance, rating agency loss projections, loan to value ratios, geographic diversity, as well as other appropriate considerations. The default curves generally assume lower loss levels for older vintage securities versus more recent vintage securities, which reflects the decline in underwriting standards over the years.

        The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Prime	2006	6.5%	6.5%	7%	7%	55%	55%
	2007	6.1%	7.9%	11%	18%	40%	50%
Alt-A	2004	5.8%	5.8%	11%	11%	40%	40%
	2005	6.2%	6.8%	18%	25%	50%	55%
	2006	6.0%	7.3%	24%	31%	50%	60%
	2007	6.2%	7.0%	25%	45%	50%	70%

        The determination of the credit loss component of a corporate bond (including redeemable preferred stocks) is based on the underlying financial performance of the issuer and their ability to meet their contractual obligations. Considerations in our evaluation include, but are not limited to, credit rating changes, financial statement and ratio analysis, changes in management, significant changes in credit spreads, breaches of financial covenants and a review of the economic outlook for the industry and markets in which they trade. In circumstances where an issuer appears unlikely to meet its future obligation, or the security's price decline is deemed other than temporary, an estimate of credit loss is determined. Credit loss is calculated using default probabilities as derived from the credit default swaps markets in conjunction with recovery rates derived from independent third party analysis or a best estimate of credit loss. This credit loss rate is then incorporated into a present value calculation based on an expected principal loss in the future discounted at the yield at the date of purchase and compared to amortized cost to determine the amount of credit loss associated with the security.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Investments (Continued)

        The following table summarizes other than temporary impairments by asset type:

	Year Ended December 31,
	2009				2008		2007
General Description	Number of Securities	Other Than Temporary Impairments	Portion Recognized In Comprehensive Income	Net Impairment Losses Recognized in Operations	Number of Securities	Other Than Temporary Impairments	Number of Securities	Other Than Temporary Impairments
	(Dollars in thousands)
United States Government full faith and credit	1	$(245)	$—	$(245)	—	$—	—	$—
Corporate bonds:
Finance	3	(8,388)	(1,521)	(9,909)	3	(13,462)	—	—
Insurance	2	(766)	(421)	(1,187)	2	(10,662)	—	—
Home building	3	(5,242)	(814)	(6,056)	3	(7,009)	—	—
Media	—	—	—	—	1	(5,325)	1	(3,948)
Residential mortgage backed securities	54	(184,590)	136,400	(48,190)	15	(76,171)	—	—
Common & preferred stocks:
Finance	7	(18,292)	—	(18,292)	9	(49,763)	—	—
Insurance	2	(1,492)	—	(1,492)	3	(7,093)	—	—
Real estate	2	(1,400)	—	(1,400)	14	(23,163)	1	(435)

	74	$(220,415)	$133,644	$(86,771)	50	$(192,648)	2	$(4,383)

        The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

Year Ended December 31, 2009
(Dollars in thousands)
Cumulative credit loss at beginning of period	$(34,229)
Credit losses on securities not previously impaired	(27,655)
Additional credit losses on securities previously impaired	(37,932)
Accumulated losses on securities that were disposed of during the period	16,886

$(82,930)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Investments (Continued)

        The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security for securities that are part of our investment portfolio at December 31, 2009:

	December 31, 2009 Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	December 31, 2009 Fair Value
	(Dollars in thousands)
Corporate securities	$25,603	$(9,488)	$7,763	$23,878
Residential mortgage backed securities	809,632	(205,245)	11,809	616,196
Equity securities:
Finance, insurance and real estate	34,645	—	13,045	47,690

	$869,880	$(214,733)	$32,617	$687,764

        At December 31, 2009 and 2008, fixed maturity securities and short-term investments with an amortized cost of $15.3 billion and $13.1 billion, respectively, were on deposit with state agencies to meet regulatory requirements. There are no restrictions on these assets.

        At December 31, 2009 and 2008, the following investments in any person or its affiliates (other than bonds issued by agencies of the United States Government) exceeded 10% of stockholders' equity:

Issuer	Fair Value	Amortized Cost
	(Dollars in thousands)
December 31, 2009:
FBL Capital Trust I	$46,683	$75,649
December 31, 2008:
Wells Fargo	58,450	68,287
FBL Capital Trust I	58,049	75,521
Chase Mortgage Finance Corp.	54,883	66,814

4.     Mortgage Loans on Real Estate

        Our mortgage loan portfolio totaled $2.5 billion and $2.3 billion at December 31, 2009 and 2008, respectively, with commitments outstanding of $18.8 million at December 31, 2009. The portfolio consists of commercial mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Mortgage Loans on Real Estate (Continued)

can be loaned to one borrower and other criteria to reduce the risk of default. The mortgage loan portfolio is summarized by geographic region and property type as follows:

	December 31,
	2009		2008
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$555,294	22.7%	$537,303	23.1%
Middle Atlantic	168,246	6.9%	161,222	6.9%
Mountain	388,940	15.9%	386,988	16.6%
New England	44,541	1.8%	44,517	1.9%
Pacific	216,382	8.8%	194,301	8.3%
South Atlantic	463,773	18.9%	421,507	18.1%
West North Central	410,883	16.8%	397,375	17.1%
West South Central	201,719	8.2%	186,611	8.0%

	$2,449,778	100.0%	$2,329,824	100.0%

Property type distribution
Office	$664,397	27.1%	$655,278	28.1%
Medical Office	145,390	5.9%	142,409	6.1%
Retail	564,023	23.0%	551,172	23.7%
Industrial/Warehouse	606,317	24.8%	552,012	23.7%
Hotel	155,594	6.4%	154,671	6.6%
Apartment	122,854	5.0%	111,933	4.8%
Mixed use/other	191,203	7.8%	162,349	7.0%

	$2,449,778	100.0%	$2,329,824	100.0%

        During 2009, four of our mortgage loans were satisfied by our taking ownership of the real estate serving as collateral on each loan. These loans had an aggregate principal amount outstanding of $12.6 million, which is net of a specific loan loss allowance of $1.2 million established on one of the loans. No additional impairments were recognized when ownership of the real estate was taken as the fair value of each property less the estimated costs to sell exceeded the outstanding loan balance of the relative mortgage, net of any specific loan loss allowance established.

        We evaluate our mortgage loan portfolio for the purpose of determining the need to establish a loan loss reserve. We accomplish this by specific identification of impaired loans and the measurement of an estimated loss for each individual loan identified. In addition, we analyze the mortgage loan portfolio for the need of a general loan allowance for probable losses on all other loans. The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. Based upon this process and analysis, we have determined that no general loan loss allowance was necessary. A mortgage loan is impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We recorded impairment losses of $6.5 million during the year ended December 31, 2009 on specific

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Mortgage Loans on Real Estate (Continued)

mortgage loans with a total outstanding balance of $20.2 million during the year ended December 31, 2009 for which principal amounts outstanding exceed the fair value of the collateral real estate less projected costs to sell the properties.

        A summary of impaired commercial mortgage loans as of December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008
	(Dollars in thousands)
Impaired mortgage loans with allowances	$15,869	$—
Impaired mortgage loans with no allowance for losses	53,740	20,983
Allowance for probable loan losses	(5,266)	—

Net carrying value of impaired mortgage loans	$64,343	$20,983

        Mortgage loans summarized in the preceding table represent all loans that we are either not currently collecting or those we feel it is probable we will not collect all amounts due according to the contractual terms of the loan agreements. We have not recognized an allowance on any impaired mortgage loans that we have modified payment terms and the present value of expected future cash flows is equal to or greater than the present value of the remaining contractual cash flows of the original loan.

5.     Derivative Instruments

        We recognize all derivative instruments as assets or liabilities in the consolidated balance sheets at fair value. None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations.

        The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the consolidated balance sheets are as follows:

	December 31,
	2009	2008
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$479,272	$58,358
Interest rate swaps	—	(1,770)

	$479,272	$56,588

Liabilities
Policy benefit reserves—annuity products
Fixed index annuities—embedded derivatives	$1,375,866	$998,015
Other liabilities
Interest rate swaps	1,891	—

	$1,377,757	$998,015

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Derivative Instruments (Continued)

        The change in fair value of derivatives included in the consolidated statements of operations are as follows:

	December 31,
	2009	2008	2007
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$219,275	$(370,814)	$(58,711)
Interest rate swaps	(2,379)	(1,195)	(1,274)

	$216,896	$(372,009)	$(59,985)

Change in fair value of embedded derivatives:
Fixed index annuities	$529,508	$(210,753)	$(67,902)

        We have fixed index annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specified market index. When fixed index annuity deposits are received, a portion of the deposit is used to purchase derivatives consisting of call options on the applicable market indices to fund the index credits due to fixed index annuity policyholders. Substantially all such call options are one year options purchased to match the funding requirements of the underlying policies. The call options are marked to fair value with the change in fair value included as a component of revenues. The change in fair value of derivatives includes the gains or losses recognized at the expiration of the option term or upon early termination and the changes in fair value for open positions. On the respective anniversary dates of the index policies, the index used to compute the annual index credit is reset and we purchase new one-year call options to fund the next annual index credit. We manage the cost of these purchases through the terms of our fixed index annuities, which permit us to change caps, participation rates, and/or asset fees, subject to guaranteed minimums on each policy's anniversary date. By adjusting caps, participation rates, or asset fees, we can generally manage option costs except in cases where the contractual features would prevent further modifications.

        Our strategy attempts to mitigate any potential risk of loss under these agreements through a regular monitoring process which evaluates the program's effectiveness. We do not purchase call options that would require payment or collateral to another institution and our call options do not contain counterparty credit-risk-related contingent features. We are exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, we purchase our option contracts from multiple counterparties and evaluate the creditworthiness of all counterparties prior to purchase of the contracts. All of these options had been purchased from nationally recognized financial institutions with a Standard and Poor's credit rating of A- or higher at the time of purchase and the maximum credit exposure to any single counterparty is subject to concentration limits. We also have credit support agreements with several counterparties that allow us to request the counterparty to provide collateral to us when the fair value of our exposure to the counterparty exceeds specified amounts.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Derivative Instruments (Continued)

        The notional amount and maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts are as follows:

	December 31,
	2009			2008
Counterparty	Credit Rating	Notional Amount	Fair Value	Notional Amount	Fair Value
		(Dollars in thousands)
Bank of America	A+	$796	$—	$2,184,932	$4,593
BNP Paribas	AA	1,647,627	101,888	1,410,092	16,533
Lehman	NR	1,437	—	1,353,837	—
Bank of New York	AA-	112,193	6,153	641,405	3,541
Credit Suisse	A+	2,711,027	163,321	613,333	9,380
Barclays	AA-	258,853	10,082	694,967	13,618
SunTrust	BBB+	427,572	27,735	484,101	4,263
Wells Fargo	AA	1,189,234	70,746	338,790	16
J.P. Morgan	AA-	1,648,394	99,347	312,943	6,296
Citi		—	—	83,315	118
Others		—	—	73,679	—

		$7,997,133	$479,272	$8,191,394	$58,358

        As of December 31, 2009 we are holding $346.1 million of cash and cash equivalents received from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheet.

        We had unsecured counterparty exposure in connection with options purchased from affiliates of Lehman Brothers ("Lehman") which declared bankruptcy during the third quarter of 2008. Except for a few options involving immaterial amounts, all options purchased from affiliates of Lehman have expired as of December 31, 2009. The amount of option proceeds due on expired options purchased from Lehman that we did not receive payment on was $12.0 million and $2.1 million for the years ended December 31, 2009 and 2008, respectively. No amount has been recognized for any recovery of these amounts that may result from our claim in Lehman's bankruptcy proceedings.

        The future annual index credits on our fixed index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. We do not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. We must value both the call options and the related forward embedded options in the policies at fair value.

        We have entered into interest rate swaps to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures and amounts outstanding under our revolving line of credit. See notes 9 and 10 in our Annual Report on Form 10-K for the year ended December 31, 2009 for more information on our revolving line of credit and subordinated debentures. The terms of the interest rate swaps provide that we pay a fixed rate of interest and receive a floating rate of interest. We record the interest rate swaps at fair value and any net cash payments received or paid are included in the change in fair value of derivatives in the consolidated statements of operations.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Derivative Instruments (Continued)

        Details regarding the interest rate swaps are as follows:

					December 31,
					2009	2008
	Notional Amount	Receive Rate	Pay Rate
Maturity Date				Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
April 29, 2009	$20,000	*LIBOR	4.94%	Bank of America	$—	$(257)
December 15, 2009	20,000	*LIBOR	4.93%	Bank of America	—	(719)
September 15, 2010	20,000	*LIBOR(a)	5.19%	Bank of America	(142)	(325)
April 7, 2011	20,000	*LIBOR(a)	5.23%	Bank of America	(290)	(469)
October 15, 2011	15,000	**LIBOR	1.54%	SunTrust	(144)	—
October 31, 2011	30,000	**LIBOR	1.51%	SunTrust	(241)	—
October 31, 2011	30,000	**LIBOR	1.61%	SunTrust	(301)	—
October 31, 2011	75,000	**LIBOR	1.77%	SunTrust	(773)	—

					$(1,891)	$(1,770)

*—three month London Interbank Offered Rate

**—one month London Interbank Offered Rate

(a)—subject to a floor of 4.25%

6.     Deferred Policy Acquisition Costs and Deferred Sales Inducements

        Policy acquisition costs deferred and amortized are as follows:

	December 31,
	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of year	$1,579,871	$1,272,108	$1,088,890
Cumulative effect of noncredit OTTI	(29,853)	—	—
Costs deferred during the year:
Commissions	297,733	256,862	227,474
Policy issue costs	8,130	10,002	8,347
Amortized to expense during the year	(88,009)	(126,738)	(56,330)
Effect of net unrealized losses	(142,087)	167,637	3,727

Balance at end of year	$1,625,785	$1,579,871	$1,272,108

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Deferred Policy Acquisition Costs and Deferred Sales Inducements (Continued)

        Sales inducements deferred and amortized are as follows:

	December 31,
	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of year	$843,377	$588,473	$427,554
Cumulative effect of noncredit OTTI	(14,940)	—	—
Costs deferred during the year	293,167	193,482	168,003
Amortized to expense during the year	(39,999)	(30,705)	(11,708)
Effect of net unrealized losses	(70,156)	92,127	4,624

Balance at end of year	$1,011,449	$843,377	$588,473

        There was no unlocking adjustment necessary in 2009 and 2007. The unlocking adjustment in 2008 was an increase of $1.3 million in amortization for deferred sales inducements and an increase of $14.6 million in amortization of deferred policy acquisition costs

7.     Reinsurance and Policy Provisions

Coinsurance

        We have entered into two coinsurance agreements with EquiTrust Life Insurance Company ("EquiTrust"), covering 70% of certain of our index and fixed rate annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003 and 20% of those contracts issued from January 1, 2004 to July 31, 2004, when the agreement was suspended by mutual consent of the parties. As a result of the suspension, new business is no longer ceded to EquiTrust. The business reinsured under these agreements is not eligible for recapture before the expiration of 10 years.

        Coinsurance deposits (aggregate policy benefit reserves transferred to EquiTrust under these agreements) were $1.4 billion and $1.5 billion at December 31, 2009 and 2008, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible. The balance due under these agreements to EquiTrust was $30.8 million and $2.6 million at December 31, 2009 and 2008, respectively, and represents the fair value of call options held by us to fund index credits related to the ceded business and cash due to or from EquiTrust related to monthly settlements of policy activity.

        Effective July 1, 2009, we entered into two funds withheld coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda. One agreement cedes 20% of certain of our fixed index annuities issued from January 1, 2009 through December 31, 2009. We extended this agreement to cede 20% of our fixed index annuities to those issued through March 31, 2010. The business reinsured under this agreement is not eligible for recapture until the end of the month following seven years after the date of issuance of the policy. The other agreement cedes 80% of our multi-year rate guaranteed annuities issued on or after July 1, 2009. The business reinsured under this agreement may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to Athene under these agreements) were $834.2 million at December 31, 2009. We remain liable to policyholders with respect to the policy liabilities ceded to Athene should Athene fail to meet

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Reinsurance and Policy Provisions (Continued)

the obligations it has coinsured. The annuity deposits that have been ceded to Athene are being held in a trust on a funds withheld basis. American Equity Life is named as the sole beneficiary of the trust. The funds withheld are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the funds withheld account would ever reach a point where it is less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in a trust for the amount of any shortfall. At December 31, 2009, Athene has adequate capital reserves and a significant capital commitment from its equity investor. None of the coinsurance deposits with Athene are deemed by management to be uncollectible.

        Amounts ceded to EquiTrust and Athene under these agreements are as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Consolidated Statements of Operations
Annuity product charges	$7,196	$8,540	$10,515
Change in fair value of derivatives	22,878	(37,436)	283

	$30,074	$(28,896)	$10,798

Interest sensitive and index product benefits	$45,734	$33,208	$79,126
Change in fair value of embedded derivatives	46,284	(10,626)	(14,041)
Other operating costs and expenses	2,283	1,669	1,820

	$94,301	$24,251	$66,905

Consolidated Statements of Cash Flows
Annuity deposits	$(749,260)	$(1,310)	$(1,779)
Cash payments to policyholders	193,760	184,525	199,915

	$(555,500)	$183,215	$198,136

Financing Arrangements

        We have entered into two reinsurance transactions with Hannover Life Reassurance Company of America ("Hannover"), which are treated as reinsurance under statutory accounting practices and as financing arrangements under GAAP. The statutory surplus benefits under these agreements are eliminated under GAAP and the associated charges are recorded as risk charges and are included in other operating costs and expenses in the consolidated statements of operations. The transactions became effective October 1, 2005 (the "2005 Hannover Transaction") and December 31, 2008 (the "2008 Hannover Transaction").

        The 2008 Hannover Transaction is a coinsurance and yearly renewable term reinsurance agreement for statutory purposes and provided $29.5 million in net pretax statutory surplus benefit in 2008. Pursuant to the terms of this agreement, pretax statutory surplus was reduced by $6.6 million in 2009 and is expected to be reduced as follows: 2010—$6.7 million; 2011—$6.7 million; 2012—$6.8 million; 2013—$6.9 million. These amounts include risk charges equal to 5.0% of the pretax statutory surplus

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Reinsurance and Policy Provisions (Continued)

benefit as of the end of each calendar quarter. During 2008 and 2007 we recaptured business previously ceded to Hannover under two other coinsurance and yearly renewable term reinsurance agreements which were similar to the 2008 Hannover Transaction. Risk charges attributable to these three agreements were $1.3 million, $0.6 million and $0.7 million during 2009, 2008 and 2007, respectively.

        The 2005 Hannover Transaction is a yearly renewable term reinsurance agreement for statutory purposes covering 47% of waived surrender charges related to penalty free withdrawals and deaths on certain business. The agreement was amended in 2009 to include policy forms that were not in existence at the time this agreement became effective. We may recapture the risks reinsured under this agreement as of the end of any quarter beginning October 1, 2008. The amendment includes a provision that makes it punitive for us not to recapture the business ceded prior to January 1, 2013. The reserve credit recorded on a statutory basis by American Equity Life was $106.8 million and $59.8 million at December 31, 2009 and 2008, respectively. We pay quarterly reinsurance premiums under this agreement with an experience refund calculated on a quarterly basis resulting in a risk charge equal to approximately 6.0% of the weighted average statutory reserve credit. Risk charges attributable to the 2005 Hannover Transaction were $5.1 million, $3.8 million and $4.1 million during 2009, 2008 and 2007, respectively.

Indemnity Reinsurance

        In the normal course of business, we seek to limit its exposure to loss on any single insured and to recover a portion of benefits paid under its annuity, life and accident and health insurance products by ceding reinsurance to other insurance enterprises or reinsurers. Reinsurance contracts do not relieve us of our obligations to its policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, our life insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses to us. To limit the possibility of such losses, we evaluate the financial condition of our reinsurers, and monitor concentrations of credit risk. No allowance for uncollectible amounts has been established against our asset for amounts receivable from other insurance companies since none of the receivables are deemed by management to be uncollectible.

        Reinsurance coverages for life insurance vary according to the age and risk classification of the insured. Reinsurance related to life and accident and health insurance that was ceded by us primarily to two reinsurers was immaterial.

        During 2007, we entered into reinsurance agreements with Ace Tempest Life Reinsurance Ltd and Hannover to cede 50% to each of the risk associated with our living income benefit rider on certain fixed index annuities issued in 2007. The amounts ceded under these agreements were immaterial as of and for the years ended December 31, 2009 and 2008.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Income Taxes

        We file consolidated federal income tax returns that include all of our wholly-owned subsidiaries except Eagle Life which must file a separate federal income tax return for 2009–2013 under applicable federal income tax guidelines. Our income tax expense (benefit) as presented in the consolidated financial statements is summarized as follows:

	Year Ended December 31,
	2009	2008	2007
		(As Adjusted)	(As Adjusted)
	(Dollars in thousands)
Consolidated statements of operations:
Current income taxes	$73,784	$16,031	$15,753
Deferred income taxes (benefits)	(56,150)	45,075	(3,839)

Total income tax expense included in consolidated statements of operations	17,634	61,106	11,914
Stockholders' equity:
Expense (benefit) relating to:
Cumulative effect of noncredit OTTI	2,462	—	—
Change in net unrealized investment losses	39,680	(58,394)	(87)
Share-based compensation	277	(313)	(251)
Issuance of convertible debt	10,756	—	—

Total income tax expense included in consolidated financial statements	$70,809	$2,399	$11,576

        Income tax expense (benefit) in the consolidated statements of operations differed from the amount computed at the applicable statutory federal income tax rate of 35% as follows:

	Year Ended December 31,
	2009	2008	2007
		(As Adjusted)	(As Adjusted)
	(Dollars in thousands)
Income before income taxes	$86,164	$77,053	$38,144

Income tax expense on income before income taxes	$30,157	$26,969	$13,350
Tax effect of:
State income taxes	(438)	(449)	(1,273)
Deferred tax asset valuation allowance	(11,949)	34,483	—
Other	(136)	103	(163)

Income tax expense	$17,634	$61,106	$11,914

Effective tax rate	20.5%	79.3%	31.2%

        Deferred income tax assets or liabilities are established for temporary differences between the financial reporting amounts and tax bases of assets and liabilities that will result in deductible or

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Income Taxes (Continued)

taxable amounts, respectively, in future years. The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2009 and 2008, are as follows:

	December 31,
	2009	2008
		(As Adjusted)
	(Dollars in thousands)
Deferred income tax assets:
Policy benefit reserves	$999,544	$664,533
Net unrealized losses on available for sale fixed maturity and equity securities	28,533	79,356
Other than temporary impairments	24,883	63,877
Amounts due reinsurer	11,567	—
Deferred compensation	11,786	11,024
Net operating loss carryforwards	4,912	9,591
Other	10,726	7,156

Gross deferred tax assets	1,091,951	835,537
Less valuation allowance	—	(34,483)

	1,091,951	801,054

Deferred income tax liabilities:
Deferred policy acquisition costs and deferred sales inducements	(845,411)	(697,813)
Convertible senior notes	(18,363)	(15,296)
Derivative instruments	(137,516)	(1,931)
Other	(5,000)	(3,605)

Gross deferred tax liabilities	(1,006,290)	(718,645)

Net deferred income tax asset	$85,661	$82,409

        The total deferred income tax asset includes capital loss carryforwards and other than temporary impairments on investments. The capital loss carryforwards are available for tax purposes to offset future capital gains. The other than temporary impairments will not be available to utilize for tax purposes until the securities are either sold at a loss or deemed completely worthless. The capital loss carryforward was $9.3 million as of December 31, 2009 and will expire if unused by 2013 and 2014. The other than temporary impairments totaled $70.8 million and $188.4 million as of December 31, 2009 and 2008, respectively. In 2008, we recorded valuation allowance of $34.5 million on the deferred income tax assets related to capital loss carryforwards and other than temporary impairments on investment securities, as utilization of these income tax benefits from a portion of these items was not more likely than not due to the fact that we had insufficient future taxable income from capital gain sources. The valuation allowance was eliminated in 2009 due to current year taxable income from capital gain sources and an increase in anticipated future taxable income from capital gain sources. The current year taxable income from capital gain sources resulted from the recognition of net realized gains on sales of available for sale fixed maturity and equity securities that were sold as part of a tax planning strategy to generate taxable capital gains to offset the recognition of capital losses for income tax purposes. The increase in anticipated future taxable income from capital gain sources resulted from

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Income Taxes (Continued)

an increase in unrealized gains on securities in our available for sale investment portfolio which may be sold as part of a tax planning strategy to generate capital gains to offset capital losses.

        Included in the deferred income tax asset is the expected income tax benefit attributable to net unrealized losses on available for sale fixed maturity securities. There is no valuation allowance provided for the deferred tax asset attributable to unrealized losses on available for sale fixed maturity securities. Management expects that the passage of time will result in the reversal of these unrealized losses due to the fair value increasing as these securities near maturity. Management has the intent and ability to hold these securities to maturity because we generate adequate cash flow from new business to fund all foreseeable cash flow needs and do not believe it would ever be necessary to liquidate these securities at a loss to meet cash flow needs. For deferred income tax assets related to unrealized losses on equity securities, we had sufficient future taxable income from capital gain sources to support the realizability of the deferred tax asset.

        Realization of our deferred income tax assets is more likely than not based on expectations as to our future taxable income and considering all other available evidence, both positive and negative. Therefore, no valuation allowance against deferred income tax assets has been established as of December 31, 2009.

        There were no material income tax contingencies requiring recognition in our consolidated financial statements as of December 31, 2009. We are no longer subject to income tax examinations by tax authorities for years prior to 2004.

        At December 31, 2009, we had non-life net operating loss carryforwards for federal income tax purposes totaling $11.8 million which expire beginning in 2018 through 2027.

9.     Notes Payable and Amounts Due Under Repurchase Agreements

        In December 2004, we issued $260.0 million of contingent convertible senior notes due December 15, 2024 (the "2024 notes"), of which $22.9 million was assigned to the equity component (net of income tax of $16.1 million). In December 2009, we issued $115.8 million of contingent convertible senior notes due December 15, 2029 (the "2029 notes"), of which $15.6 million was assigned to the equity component (net of income tax of $11.0 million). $52.2 million of the December 2029 notes were issued for cash, and $63.6 million were issued in exchange of $63.6 million of the 2024 notes.

        All of the contingent convertible senior notes are unsecured and bear interest at a fixed rate of 5.25% per annum. Interest is payable semi-annually in arrears on June 6 and December 6 of each year. The 2029 notes begin paying interest on June 6, 2010. In addition to regular interest on the notes, beginning with the six-month interest period ending June 6, 2012 for the December 2024 notes and June 6, 2015 for the 2029 notes, we will also pay contingent interest under certain conditions at a rate of 0.5% per annum based on the average trading price of the notes during a specified period.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Notes Payable and Amounts Due Under Repurchase Agreements (Continued)

        The contingent convertible senior notes are accounted for separately as a liability component and an equity component in the consolidated balance sheets. The liability component and equity component are as follows:

	December 31, 2009		December 31, 2008
	December 2029 Notes	December 2024 Notes	December 2024 Notes
			(As Adjusted)
	(Dollars in thousands)
Notes payable:
Principal amount of liability component	$115,839	$81,152	$181,924
Unamortized discount	(26,542)	(3,982)	(13,284)

Net carrying amount of liability component	$89,297	$77,170	$168,640

Additional paid-in capital:
Carrying amount of equity component	$15,586	$22,637	$22,637

        The discount is being amortized over the expected life of the notes, which is December 15, 2011 for the 2024 notes and December 15, 2014 for the 2029 notes. The expected life of the notes are based on the dates at which we may redeem the notes or the holders may require us to repurchase the notes. The effective interest rates are 8.5% and 11.8% on the 2024 notes and the 2029 notes, respectively. The interest cost recognized in operations for the 2024 notes, inclusive of the 5.25% coupon and amortization of the discount and debt issue costs was $12.6 million, $15.0 million, and $19.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The interest cost recognized in operations for the 2029 notes was $0.2 million for the year ended December 31, 2009.

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

        Holders may convert any outstanding notes into cash and shares of our common stock at a conversion price per share of $14.24 for the 2024 notes and $9.69 for the 2029 notes. This represents a conversion rate of approximately 70.2 shares and 103.2 shares of common stock per $1,000 in principal amount of notes (the "conversion rate") for the 2024 notes and the 2029 notes, respectively. Subject to certain exceptions described in the indentures covering these notes, at the time the notes are tendered for conversion, the value (the "conversion value") of the cash and shares of our common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the conversion rate by the "ten day average closing stock price", which equals the average

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Notes Payable and Amounts Due Under Repurchase Agreements (Continued)

of the closing per share prices of our common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. We will deliver the conversion value to holders as follows: (1) an amount in cash (the "principal return") equal to the lesser of (a) the aggregate conversion value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate conversion value of the notes to be converted is greater than the principal return, an amount in shares (the "net shares") equal to such aggregate conversion value less the principal return (the "net share amount") and (3) an amount in cash in lieu of fractional shares of common stock. The number of net shares to be paid will be determined by dividing the net share amount by the ten day average closing stock price.

        We may redeem some or all of the 2024 notes and the 2029 notes at any time on or after December 15, 2011 and December 15, 2014, respectively. In addition, the holders may require us to repurchase all or a portion of their 2024 notes on December 15, 2011, 2014 and 2019 or their 2029 notes on December 15, 2014, 2019 and 2024 and upon a change in control, as defined in the indenture governing the notes, holders may require us to repurchase all or a portion of their notes for a period of time after the change in control. The redemption price or repurchase price shall be payable in cash and equal to 100% of the principal amount of the notes plus accrued and unpaid interest (contingent interest and liquidated damages, if any) up to but not including the date of redemption or repurchase.

        We purchased $78.1 million principal amount of the 2024 notes, carrying $7.4 million of unamortized debt discounts and debt issue costs, in 2008 for $61.4 million in cash, of which $0.4 million was assigned to the reacquisition of the equity component which resulted in gains totaling $9.7 million. In May 2009, we exchanged five million shares of our common stock for $37.2 million principal amount of the 2024 notes which resulted in a gain on exchange of debt of $3.1 million. The fair value of our common stock issued was $31.3 million and the 2024 notes extinguished in the common stock for debt exchange carried unamortized debt discount and debt issue costs totaling $2.8 million. The $63.6 million principal amount of the 2024 notes extinguished in the debt for debt exchange in December 2009 carried unamortized debt discount and debt issue costs totaling $3.8 million.

        The contingent convertible senior notes are senior unsecured obligations and rank equally in right of payment with all existing and future senior indebtedness and senior to any existing and future subordinated indebtedness. The notes effectively rank junior in right of payment to any existing and future secured indebtedness to the extent of the value of the assets securing such secured indebtedness. The notes are structurally subordinated to all liabilities of our subsidiaries.

        During 2006, we entered into a $150 million revolving line of credit agreement with eight banks. The revolving period of the facility will be five years. The applicable interest rate will be floating at LIBOR plus 0.80% or the greater of prime rate or federal funds rate plus 0.50%, as elected by us. The amount outstanding under the revolving line of credit was $150.0 million and $75.0 million at December 31, 2009 and 2008, respectively. Under this agreement, we are required to maintain a minimum risk-based capital ratio at American Equity Life, a maximum ratio of debt to total capital, minimum consolidated net worth and a minimum cash coverage ratio. We are in compliance with all debt covenants at December 31, 2009.

        As part of its investment strategy, we enter into repurchase agreements (short-term collateralized borrowings). These borrowings are collateralized by investment securities with fair values approximately equal to the amount due. Such borrowings averaged $150.7 million, $359.9 million, $301.9 million for

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Notes Payable and Amounts Due Under Repurchase Agreements (Continued)

the years ended December 31, 2009, 2008 and 2007, respectively. The weighted average interest rate on amounts due under repurchase agreements was 0.35%, 2.28% and 5.27% for the years ended December 31, 2009, 2008 and 2007, respectively.

        We, through the Service Company, had $4.1 million outstanding at December 31, 2008 under a credit agreement with a third party.

10.   Subordinated Debentures

        Our wholly-owned subsidiary trusts (which are not consolidated) have issued fixed rate and floating rate trust preferred securities and have used the proceeds from these offerings to purchase subordinated debentures from us. We also issued subordinated debentures to the trusts in exchange for all of the common securities of each trust. The sole assets of the trusts are the subordinated debentures and any interest accrued thereon. The interest payment dates on the subordinated debentures correspond to the distribution dates on the trust preferred securities issued by the trusts. The trust preferred securities mature simultaneously with the subordinated debentures. Our obligations under the subordinated debentures and related agreements provide a full and unconditional guarantee of payments due under the trust preferred securities.

        Following is a summary of subordinated debt obligations to the trusts at December 31, 2009 and 2008:

	December 31,
			Interest Rate
	2009	2008		Due Date
	(Dollars in thousands)
American Equity Capital Trust I	$22,953	$22,953	8%	September 30, 2029
American Equity Capital Trust II	75,784	75,646	5%	June 1, 2047
American Equity Capital Trust III	27,840	27,840	*LIBOR + 3.90%	April 29, 2034
American Equity Capital Trust IV	12,372	12,372	*LIBOR + 4.00%	January 8, 2034
American Equity Capital Trust VII	10,830	10,830	*LIBOR + 3.75%	December 14, 2034
American Equity Capital Trust VIII	20,620	20,620	*LIBOR + 3.75%	December 15, 2034
American Equity Capital Trust IX	15,470	15,470	*LIBOR + 3.65%	June 15, 2035
American Equity Capital Trust X	20,620	20,620	*LIBOR + 3.65%	September 15, 2035
American Equity Capital Trust XI	20,620	20,620	8.595%	December 15, 2035
American Equity Capital Trust XII	41,238	41,238	*LIBOR + 3.50%	April 7, 2036

	$268,347	$268,209

*—three month London Interbank Offered Rate

        The interest rate for Trust XI is fixed at 8.595% for 5 years until December 15, 2010 and then is floating based upon the three month London Interbank Offered Rate ("LIBOR") plus 3.65%. See note 5 for discussion on interest rate swaps used to manage the interest rate risk on our subordinated debentures.

        American Equity Capital Trust I issued 865,671 shares of trust preferred securities, of which 2,000 shares are held by one of our subsidiaries. There were no conversions during 2009. During 2008, 8,333 shares of these trust preferred securities converted into 30,862 shares of our common stock.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Subordinated Debentures (Continued)

The remaining 738,338 shares of these trust preferred securities not held by a subsidiary are convertible into 2,734,528 shares of our common stock.

        The principal amount of the subordinated debentures issued by us to American Equity Capital Trust II ("Trust II") is $100.0 million. These debentures were assigned a fair value of $74.7 million at the date of issue (based upon an effective yield-to-maturity of 6.8%). The difference between the fair value at the date of issue and the principal amount is being accreted over the life of the debentures. The trust preferred securities issued by Trust II were issued to Iowa Farm Bureau Federation, which owns more than 50% of the voting capital stock of FBL Financial Group, Inc. ("FBL"), parent company of Farm Bureau. The consideration received by Trust II in connection with the issuance of its trust preferred securities consisted of fixed income securities of equal value which were issued by FBL.

11.   Retirement and Share-based Compensation Plans

        We have adopted a contributory defined contribution plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all of our full-time employees subject to minimum eligibility requirements. Employees can contribute a percentage of their annual salary (up to a maximum contribution of $16,500 in 2009, $15,500 in 2008 and $15,500 in 2007) to the plan. We contribute an additional amount, subject to limitations, based on the voluntary contribution of the employee. Further, the plan provides for additional employer contributions based on the discretion of the Board of Directors. Plan contributions charged to expense were $0.2 million for each of the years ended December 31, 2009, 2008 and 2007.

        We have entered into deferred compensation arrangements with certain officers, directors, and consultants, whereby these individuals agreed to take our common stock at a future date in lieu of cash payments at the time of service. The common stock is to be issued in conjunction with a "trigger event", as that term is defined in the individual agreements. At December 31, 2009 and 2008, these individuals have earned, and we have reserved for future issuance, 434,029 and 421,176 shares of common stock, respectively, pursuant to these arrangements. We have incurred share-based compensation expense of $0.1 million for the year ended December 31, 2009, $0.2 million for the year ended December 31, 2008 and $0.3 million for the year ended December 31, 2007 under these arrangements.

        We have deferred compensation agreements with certain officers whereby these individuals may defer certain bonus compensation which is deposited into the American Equity Officer Rabbi Trust (Officer Rabbi Trust). The amounts deferred are invested in assets at the direction of the employee. The assets of the Officer Rabbi Trust are included in our assets and a corresponding deferred compensation liability is recorded. The deferred compensation liability is recorded at the fair market value of the assets in the Officer Rabbi Trust with the change in fair value included as a component of compensation expense. The deferred compensation liability related to these agreements was $1.4 million and $1.3 million at December 31, 2009 and 2008, respectively. During 2009 and 2008, the Officer Rabbi Trust purchased 8,100 shares of our common stock at a cost of $0.03 million and 28,333 shares of our common stock at a cost of $0.3 million, respectively. The Officer Rabbi Trust held 68,600 shares and 65,351 shares of our common stock at December 31, 2009 and 2008, respectively, which are treated as treasury shares.

        During 1997, we established the American Equity Investment NMO Deferred Compensation Plan ("NMO Deferred Compensation Plan") whereby agents can earn common stock in addition to their

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Retirement and Share-based Compensation Plans (Continued)

normal commissions. The NMO Deferred Compensation Plan was effective until December 31, 2006 at which time it was suspended. Awards are calculated using formulas determined annually by our Board of Directors and are generally based upon new annuity deposits. These shares will be distributed at the end of the vesting and deferral period of 9 years. We recognize commission expense and an increase to additional paid-in capital as share-based compensation when the awards vest. For the years ended December 31, 2009, 2008 and 2007, agents vested in 53,208 shares, 164,777 shares and 226,566 shares of common stock, respectively, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $0.4 million, $1.2 million and $2.4 million, respectively, under these plans. At December 31, 2009 and 2008, the total number of undistributed vested shares under the NMO Deferred Compensation Plan was 2,746,525 and 3,027,832, respectively. These shares are included in the computation of earnings per share and earnings per share—assuming dilution. The total number of unvested shares that potentially may be vested in by agents in the future under the NMO Deferred Compensation Plan was 1,052 and 55,866 at December 31, 2009 and 2008, respectively.

        We have a Rabbi Trust, the NMO Deferred Compensation Trust (the "NMO Trust") which has purchased shares of our common stock to fund the amount of vested shares under the NMO Deferred Compensation Plan. The common stock held in the NMO Trust is treated as treasury stock. The NMO Trust purchased 4,262 shares, 163,161 shares and 359,489 shares of our common stock during 2009, 2008 and 2007 at a cost of $0.01 million, $1.6 million and $4.4 million, respectively. The NMO Trust distributed 334,515 and 803,256 shares during 2009 and 2008, respectively. The number of shares held by the NMO Trust at December 31, 2009 and 2008 was 2,022,800 and 2,353,053 respectively.

        Our 1996 Stock Option Plan authorized grants of options to officers, directors and employees for up to 1,200,000 shares of our common stock. In 2000, we adopted the 2000 Employee Stock Option Plan which authorizes grants of options to officers and employees on up to 1,800,000 shares of the our common stock and we adopted the 2000 Directors Stock Option Plan which authorizes grants of options to directors on up to 225,000 shares. All options granted under the 2000 plans have 10 year terms and a six month vesting period after which they become fully exercisable immediately. All options granted under the 1996 plan have 10 year terms and are vested and exercisable. At December 31, 2009, we had no shares of common stock available for future grant under the 1996 Stock Option Plan, 9,763 shares of common stock available for future grant under the 2000 Employee Stock Option Plan, and 90,000 shares of common stock available for future grant under the 2000 Directors Stock Option Plan. In 2009, we adopted the 2009 Employee Incentive Plan which authorizes the grant of options, stock appreciation rights, restricted stock awards and restricted stock units convertible into or based upon our common stock up to 2,500,000 shares. There have been no grants under the 2009 Employee Incentive Plan.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Retirement and Share-based Compensation Plans (Continued)

        The fair value for each stock option granted to officers, directors and employees during the years ended December 31, 2009, 2008 and 2007 was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2009	2008	2007
Average risk-free interest rate	3.45%	3.90%	4.11%
Dividend yield	1.22%	0.6%	0%
Average expected life	8 years	8 years	3.75 years
Volatility	67.0%	26.0%	27.0%

        The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We use the historical realized volatility of our stock for the expected volatility assumption within the valuation model. For options granted in 2008, the weighted average expected term for the majority of our options was calculated using average historical behavior. For options granted in 2007 and earlier, the weighted average expected term for the majority of options was presumed to be the mid-point between the vesting date and the end of the contractual term, also known as the "shortcut method".

        During 2007, we established the Independent Insurance Agent Stock Option Plan. Under this plan, agents of American Equity Life may receive grants of options to acquire shares of our common stock based upon their individual sales. The plan authorizes grants of options to agents for up to 2,500,000 shares of our common stock. We recognize commission expense and an increase to additional paid-in capital as share-based compensation equal to the fair value of the options as they are earned. The fair value of the options are estimated using a Black-Scholes option valuation model until the grant date, at which time the options are included as permanent equity. The assumptions used for estimating the fair value of the options for 2009 were an average risk fee rate of 2.22%, dividend yield of 1.05%, average expected life of 3 3/4 years and volatility of 59.8%. The assumptions used for estimating the fair value of the options for 2008 were an average risk fee rate of 1.46%, dividend yield of 1%, average expected life of 3 3/4 years and volatility of 46.6%. The assumptions used for estimating the fair value of the options for 2007 were an average risk free rate of 3.21%, dividend yield of 0%, average expected life of 3 3/4 years and volatility of 28.0%. American Equity Life's agents earned 556,550 options during 2007, which were granted in January 2008, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $1.3 million in 2007. American Equity Life's agents earned 670,850 options during 2008, which were granted in January 2009, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $1.6 million in 2008. American Equity Life's agents earned 1,052,000 options during 2009, which were granted in January 2010, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $3.4 million in 2009. All options granted have 10 year terms and a six month vesting peiod after which they become exercisable immediately.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Retirement and Share-based Compensation Plans (Continued)

        Changes in the number of stock options outstanding during the years ended December 31, 2009, 2008 and 2007 are as follows:

	Number of Shares	Weighted-Average Exercise Price per Share	Total Exercise Price
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2007	2,471,867	$7.65	$18,919
Granted	15,000	11.44	172
Canceled	(12,850)	10.93	(140)
Exercised	(1,023,000)	4.88	(4,989)

Outstanding at December 31, 2007	1,451,017	9.62	13,962
Granted	986,550	9.11	8,990
Canceled	(17,650)	10.54	(186)
Exercised	(35,529)	6.18	(220)

Outstanding at December 31, 2008	2,384,388	9.46	22,546
Granted	1,009,250	6.86	6,926
Canceled	(251,449)	7.37	(1,852)
Exercised	—	—	—

Outstanding at December 31, 2009	3,142,189	8.79	$27,620

        The following table summarizes information about stock options outstanding at December 31, 2009:

	Stock Options Outstanding			Stock Options Vested
Range of Exercise Prices	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share
$5.07 - $5.07	12,500	9.44	$5.07	—	—	$—
$5.85 - $9.16	1,796,900	6.06	7.54	1,451,900	5.29	7.71
$9.49 - $11.46	1,308,789	4.72	10.48	908,789	3.08	10.31
$11.88 - $14.34	24,000	6.36	12.55	24,000	6.36	12.55

$5.07 - $14.34	3,142,189	5.52	8.79	2,384,689	4.46	8.75

        The aggregate intrinsic value for stock options outstanding and vested awards was $0.3 million and $0.1 million, respectively, at December 31, 2009. There were no option exercises during the year ended December 31, 2009. For the years ended December 31, 2008 and 2007, the total intrinsic value of options exercised by officers, directors and employees was $0.1 million and $0.4 million, respectively. Intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date. Cash received from stock options exercised for the years ended December 31, 2008 and 2007 was $0.2 million and $0.4 million, respectively. The tax benefit realized for the tax deduction from the exercise of stock options by officers, directors and employees for the years ended December 31, 2008 and 2007 was $0.1 million and $0.1 million, respectively.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Retirement and Share-based Compensation Plans (Continued)

        We established the American Equity Investment Employee Stock Ownership Plan ("ESOP") effective July 1, 2007. The principal purpose of the ESOP is to provide each eligible employee with an equity interest in us. Employees become eligible once they have completed a minimum of six months of service. Employees become 100% vested after two years of service. Our contribution to the ESOP is determined by the Board of Directors.

        In August 2007, we issued a loan to the ESOP in the amount of $7.0 million to purchase 650,000 shares of our common stock from David J. Noble, our Executive Chairman. The loan is to be repaid over a period of 20 years with annual interest payments due on December 31 of each year. Principal payments in the amount of $1.8 million are due on December 31, 2012, 2017, and 2022 with the final principal payment due on August 31, 2027. The loan is eliminated in the consolidated financial statements. The shares purchased by the ESOP were pledged as collateral for this debt and are reported as unallocated common stock held by the ESOP, a contra-equity account in stockholders' equity. When shares are committed for release, the shares become outstanding for earnings per share computations. For each plan year in which a payment or prepayment of principal or interest is made, we will release from the pledge the number of shares determined under the principal and interest method. Dividends on allocated ESOP shares are recorded as a reduction in retained earnings and are credited to employee accounts. Dividends on unallocated shares held by the ESOP will be used to repay indebtedness. As of December 31, 2009 and 2008, there were 35,993 shares and 22,179 shares committed for release and compensation expense of $0.4 million and $0.3 million was recognized in 2009 and 2008, respectively. The fair value of 527,272 unreleased shares and 588,312 unreleased shares was $3.9 million and $4.1 million at December 31, 2009 and 2008, respectively.

12.   Life Insurance Subsidiaries

        Prior approval of regulatory authorities is required for the payment of dividends to us by our life insurance subsidiaries which exceed an annual limitation. During 2010, American Equity Life can pay dividends to us of $167.5 million, without prior approval from regulatory authorities.

        Statutory accounting practices prescribed or permitted by regulatory authorities for our life insurance subsidiaries differ from GAAP. Combined net income (loss) for our life insurance subsidiaries as determined in accordance with statutory accounting practices was $116.9 million, $(7.1) million and $17.0 million in 2009, 2008 and 2007, respectively, and total statutory capital and surplus of our life insurance subsidiaries was $1,193.1 million and $983.3 million at December 31, 2009 and 2008, respectively. Calculations using the NAIC formula at December 31, 2009, indicated that American Equity Life's ratio of total adjusted capital to the highest level at which regulatory action might be initiated was 337%.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Commitments and Contingencies

        We lease our home office space and certain equipment under various operating leases. Rent expense for the years ended December 31, 2009, 2008 and 2007 totaled $1.7 million, $1.4 million and $1.4 million, respectively. At December 31, 2009, the aggregate future minimum lease payments are $13.3 million. The following represents payments due by period for operating lease obligations as of December 31, 2009 (dollars in thousands):

Year Ending December 31:
2010	$1,350
2011	1,266
2012	1,202
2013	1,067
2014	1,045
2015 and thereafter	7,330

        Assessments are, from time to time, levied on us by life and health guaranty associations in most states in which we are licensed to cover losses to policyholders of insolvent or rehabilitated companies. The liability established by us for future assessments related to the insolvency of London Pacific Life and Annuity Company and Lincoln Memorial Life Insurance Company was $0.6 million and $0.8 million as of December 31, 2009 and 2008, respectively. We believe the liability for guaranty fund assessments is sufficient to provide for future assessments based upon known insolvencies.

        We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulatory bodies, such as state insurance departments, the Securities and Exchange Commission ("SEC"), the Financial Industry Regulatory Authority ("FINRA"), the Department of Labor, and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974, as amended, and laws governing the activities of broker-dealers.

        On March 3, 2010, the SEC filed a civil complaint in the United States District Court for the Southern Division of Iowa in connection with the previously disclosed SEC investigation into proxy statement disclosures of certain transactions between American Equity and American Equity Investment Service Company ("Service Company") in 2003, 2004 and 2005 and the acquisition of the Service Company by American Equity in 2005. In the complaint, the SEC charged us, our Executive Chairman and our Chief Executive Officer and President with violating Section 14(a) of the Securities Exchange Act of 1934, as amended, and Rules 14a-3 and 14a-9 thereunder. The complaint made no allegations of fraud or financial statement inaccuracies. As previously disclosed by us in a Current Report on Form 8-K on March 3, 2010, we and our executive officers charged in the SEC's complaint entered into settlements with the SEC in which they consented, without admitting or denying the allegations in the complaint, to an entry of judgment enjoining them from violating the aforementioned federal securities laws, and in the case of the individuals, the payment of civil monetary penalties. We also agreed to maintain certain remedial corporate governance measures initiated during the SEC inquiry. The settlement did not require us to pay a monetary penalty. The court approved the settlements in final judgments entered on March 4, 2010.

        In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in two purported class action lawsuits alleging improper sales

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Commitments and Contingencies (Continued)

practices and similar claims as described below. It is often not possible to determine the ultimate outcome of pending legal proceedings or to provide reasonable ranges of potential losses with any degree of certainty. The lawsuits referred to below are in very preliminary stages and we do not have sufficient information to make an assessment of the plaintiffs' claims for liability or damages. The plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages, which are difficult to quantify and cannot be estimated based on the information currently available. We do not believe that these lawsuits, including those discussed below, will have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.

        We are a defendant in two cases seeking class action status, including (i) Stephens v. American Equity Investment Life Insurance Company, et. al., in the San Luis Obispo Superior Court, San Francisco, California (complaint filed November 29, 2004) (the "SLO Case") and (ii) McCormack, et al. v. American Equity Investment Life Insurance Company, et al., in the United States District Court for the Central District of California, Western Division and Anagnostis v. American Equity, et al., coordinated in the Central District, entitled, In re American Equity Annuity Practices and Sales Litigation (complaint filed September 7, 2005) (the "Los Angeles Case").

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Sale of Our Common Stock

        On August 20, 2009, we entered into distribution agreements with Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC ("FPK") and Sandler O'Neill & Partners, L.P. On December 3, 2009, Macquarie Capital (USA) Inc. assumed all of FPK's rights and obligations under our distribution agreement with FPK. Under the distribution agreements, we can offer and sell shares of our common stock up to an aggregate offering price of $50.0 million. From August 20, 2009 through December 31, 2009, we sold 132,300 shares of our common stock at an average price of $8.26 per share, resulting in gross proceeds to us of $1.1 million. The aggregate net proceeds from such sales were $1.0 million after deducting related expenses, including $0.04 in gross sales commissions paid to FPK.

15.   Earnings Per Share

        The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share data)
Numerator:
Net income—numerator for earnings per common share	$68,530	$15,947	$26,230
Interest on convertible subordinated debentures (net of income tax benefit)	1,037	1,042	1,052

Numerator for earnings per common share—assuming dilution	$69,567	$16,989	$27,282

Denominator:
Weighted average common shares outstanding(1)	56,137,776	53,749,491	56,759,985
Effect of dilutive securities:
Convertible subordinated debentures	2,734,528	2,753,498	2,774,830
Stock options and deferred compensation agreements	43,033	119,219	313,464

Denominator for earnings per common share—assuming dilution	58,915,337	56,622,208	59,848,279

Earnings per common share	$1.22	$0.30	$0.46
Earnings per common share—assuming dilution	$1.18	$0.30	$0.46

(1)
Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Earnings Per Share (Continued)

        Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
Year ended December 31, 2009	2,383,789	$6.96–$14.34
Year ended December 31, 2008	1,964,388	$7.33–$14.34
Year ended December 31, 2007	934,787	$9.67–$14.34

        On November 19, 2007, our board of directors approved a share repurchase program. We are authorized to repurchase up to 10,000,000 shares of our common stock. As of December 31, 2008, we had repurchased 3,545,744 shares under this program at a cost of $30.7 million. We suspended the repurchase of its common stock under this program during August of 2008.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Quarterly Financial Information (Unaudited)

        Unaudited quarterly results of operations are summarized below.

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
2009
Premiums and product charges	$18,537	$19,482	$19,001	$18,992
Net investment income	220,654	226,803	241,471	243,244
Change in fair value of derivatives	(43,823)	30,494	121,507	108,718
Net realized gains on investments, excluding OTTI losses	760	4,317	5,510	40,692
Net OTTI losses recognized in operations	(13,438)	(5,643)	(44,575)	(23,115)
Gain (loss) on retirement of debt	—	3,098	—	(3,773)
Total revenues	182,690	278,551	342,914	384,758
Net income (loss)	26,475	9,012	(2,978)	36,021
Earnings (loss) per common share	0.50	0.16	(0.05)	0.62
Earnings (loss) per common share—assuming dilution	0.48	0.16	(0.05)	0.60
2008 (As Adjusted)
Premiums and product charges	$15,414	$14,725	$16,551	$18,493
Net investment income	195,488	202,080	209,978	214,531
Change in fair value of derivatives	(157,365)	(73,313)	(83,753)	(57,578)
Net realized gains on investments, excluding OTTI losses	830	255	2,258	2,212
Net OTTI losses recognized in operations	(3,249)	(30,274)	(61,232)	(97,893)
Gain (loss) on retirement of debt	(1,132)	(196)	(28)	11,102
Total revenues	49,986	113,277	83,774	90,867
Net income (loss)	48,060	3,652	(11,716)	(24,049)
Earnings (loss) per common share	0.87	0.07	(0.22)	(0.46)
Earnings (loss) per common share—assuming dilution	0.83	0.07	(0.22)	(0.43)

        Earnings per common share for each quarter is computed independently of earnings per common share for the year. As a result, the sum of the quarterly earnings per common share amounts may not equal the earnings per common share for the year.

        The differences between the change in fair value of derivatives for each quarter primarily correspond to the performance of the indices upon which our call options are based. The comparability of net income (loss) is impacted by the application of fair value accounting to our fixed index annuity business as follows:

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands)
2009	$3,696	$(12,541)	$(18,162)	$(2,938)
2008	33,155	(5,569)	5,507	(1,968)

Schedule I—Summary of Investments—Other
Than Investments in Related Parties

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

December 31, 2009

Column A	Column B	Column C	Column D
Type of Investment	Amortized Cost(1)(2)	Fair Value	Amount at which shown in the balance sheet(2)
	(Dollars in thousands)
Fixed maturity securities:
Available for sale
United States Government full faith and credit	$3,101	$3,310	$3,310
United States Government sponsored agencies	4,113,457	3,998,537	3,998,537
United States municipalities, states and territories	350,787	355,634	355,634
Corporate securities	3,709,446	3,857,549	3,857,549
Residential mortgage backed securities	2,735,889	2,489,101	2,489,101

	10,912,680	10,704,131	10,704,131

Held for investment
United States Government sponsored agencies	1,559,434	1,555,181	1,559,434
Redeemable preferred stock	75,649	46,683	75,649

	1,635,083	1,601,864	1,635,083

Total fixed maturity securities	12,547,763	$12,305,995	12,339,214

Equity securities, available for sale:
Non-redeemable preferred stocks	63,697	$73,870	73,870
Common stocks	19,233	19,216	19,216

Total equity securities	82,930	$93,086	93,086

Mortgage loans on real estate	2,449,778		2,449,778
Derivative instruments	479,272		479,272
Other investments	12,760		12,760

Total investments	$15,572,503		$15,374,110

(1)
On the basis of cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturity securities, derivative instruments and short-term investments, and unpaid principal balance for mortgage loans.

(2)
Derivative instruments are carried at fair value.

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Balance Sheets

(Dollars in thousands)

	December 31,
	2009	2008
		(As Adjusted)
Assets
Cash and cash equivalents	$54,212	$4,855
Equity securities of subsidiary trusts	8,187	8,183
Receivable from subsidiaries	401	303
Federal income tax recoverable (from subsidiaries)	6,714	11,289
Other assets	10,729	8,477

	80,243	33,107
Investment in and advances to subsidiaries	1,271,383	981,491

Total assets	$1,351,626	$1,014,598

Liabilities and Stockholders' Equity
Liabilities:
Notes payable	$316,468	$243,640
Subordinated debentures payable to subsidiary trusts	268,407	268,269
Deferred income tax liability	9,968	2,393
Other liabilities	2,160	3,452

Total liabilities	597,003	517,754
Stockholders' equity:
Common stock	56,203	50,739
Additional paid-in capital	422,225	376,782
Unallocated common stock held by ESOP	(5,679)	(6,336)
Accumulated other comprehensive loss	(30,456)	(147,376)
Retained earnings	312,330	223,035

Total stockholders' equity	754,623	496,844

Total liabilities and stockholders' equity	$1,351,626	$1,014,598

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Statements of Operations

(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
		(As Adjusted)	(As Adjusted)
Revenues:
Net investment income	$31	$852	$3,070
Dividends from subsidiary trusts	482	592	684
Dividends from subsidiary	10,000	—	—
Investment advisory fees	21,339	19,299	17,527
Surplus note interest from subsidiary	4,080	4,080	4,080
Realized loss on investments	—	(10)	(164)
Change in fair value of derivatives	(2,379)	(1,195)	(1,274)
Gain (loss) on retirement of debt	(675)	9,746	—

Total revenues	32,878	33,364	23,923
Expenses:
Interest expense on notes payable	14,561	19,013	19,691
Interest expense on subordinated debentures issued to subsidiary trusts	15,819	19,445	22,520
Other operating costs and expenses	8,870	8,519	6,245

Total expenses	39,250	46,977	48,456

Loss before income taxes and equity in undistributed income of subsidiaries	(6,372)	(13,613)	(24,533)
Income tax expense (benefit)	(6,596)	(5,594)	(10,101)

Loss before equity in undistributed income of subsidiaries	224	(8,019)	(14,432)
Equity in undistributed income of subsidiaries	68,306	23,966	40,661

Net income	$68,530	$15,947	$26,229

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
		(As Adjusted)	(As Adjusted)
Operating activities
Net income	$68,530	$15,947	$26,229
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for depreciation and amortization	838	4,673	4,873
Accrual of discount on equity security	(4)	(4)	(4)
Equity in undistributed income of subsidiaries	(78,306)	(23,966)	(40,661)
Equity distributions received from subsidiaries	10,000	—	—
Accrual of discount on contingent convertible notes	3,791	979	1,067
Realized loss on investments	—	10	164
Loss (gain) on retirement of debt	675	(9,746)	—
Accrual of discount on debenture issued to subsidiary trust	138	129	121
Share-based compensation	320	277	270
ESOP compensation	37	27	14
Deferred income tax expense (benefit)	(3,181)	(605)	(3,502)
Changes in operating assets and liabilities:
Receivable from subsidiaries	515	532	466
Federal income tax recoverable	4,575	3,371	(4,146)
Other assets	(1,308)	884	1,953
Other liabilities	(1,292)	196	245

Net cash provided by (used in) operating activities	5,328	(7,296)	(12,911)

Investing activities
Capital contributions to subsidiaries	(75,500)	(110)	(50)
Sales, maturities or repayments of fixed maturity securities—available for sale	—	34,990	14,836
Purchases of property, plant and equipment	—	—	—

Net cash provided by (used in) investing activities	(75,500)	34,880	14,786

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Statements of Cash Flows (Continued)

(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
		(As Adjusted)	(As Adjusted)
Financing activities
Financing fees incurred and deferred	$(2,751)	$—	$—
Proceeds from notes payable	127,225	70,000	5,000
Repayments of notes payable	—	(61,377)	—
Acquisition of common stock	—	(30,803)	(9,636)
Excess tax benefits realized from share-based compensation plans	—	53	7
Equity issue costs incurred	(1,364)	—	—
Proceeds from issuance of common stock	1,061	219	353
Other	(24)	—	—
Dividends paid	(4,618)	(3,675)	(3,359)

Net cash provided by (used in) financing activities	119,529	(25,583)	(7,635)

Increase (decrease) in cash and cash equivalents	49,357	2,001	(5,760)
Cash and cash equivalents at beginning of year	4,855	2,854	8,614

Cash and cash equivalents at end of year	$54,212	$4,855	$2,854

Supplemental disclosures of cash flow information
Cash paid during the year for interest:
Notes payable	$6,474	$13,182	$13,655
Subordinated debentures	12,588	19,487	22,403
Non-cash financing activity:
Conversion of subordinated debentures	—	213	280
Stock issued in retirement of debt	31,250	—	—
Retirement of debt through debt exchange	63,614	—	—

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Note to Condensed Financial Statements

December 31, 2009

1.     Basis of Presentation

        The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of American Equity Investment Life Holding Company (Parent Company).

        In the Parent Company financial statements, its investment in and advances to subsidiaries are stated at cost plus equity in undistributed income (losses) of subsidiaries since the date of acquisition and net unrealized gains/losses on the subsidiaries' fixed maturity securities classified as "available for sale" and equity securities.

        See notes 9 and 10 to the consolidated financial statements for a description of the Parent Company's notes payable and subordinated debentures payable to subsidiary trusts.

Schedule III—Supplementary Insurance Information

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable
	(Dollars in thousands)
As of December 31, 2009: Life insurance	$1,625,785	$19,336,221	$—	$119,403
As of December 31, 2008: Life insurance	$1,579,871	$15,809,539	$—	$111,205
As of December 31, 2007: Life insurance	$1,272,108	$14,711,780	$—	$120,186

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses
	(Dollars in thousands)
Year ended December 31, 2009: Life insurance	$76,012	$932,172	$926,279	$88,009	$88,461
Year ended December 31, 2008: Life insurance	$65,183	$822,077	$34,055	$126,738	$95,710
Year ended December 31, 2007: Life insurance	$58,451	$719,916	$512,434	$56,330	$102,897

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule IV—Reinsurance

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2009:
Life insurance in force, at end of year	$2,508,623	$2,945	$72,874	$2,578,552	2.83%

Insurance premiums and other considerations:
Annuity product charges	$70,554	$7,197	$—	$63,357	—%
Traditional life and accident and health insurance premiums	12,014	243	883	12,654	6.98%

	$82,568	$7,440	$883	$76,011	1.16%

Year ended December 31, 2008:
Life insurance in force, at end of year	$2,518,884	$2,275	$80,371	$2,596,980	3.09%

Insurance premiums and other considerations:
Annuity product charges	$61,211	$8,540	$—	$52,671	—%
Traditional life and accident and health insurance premiums	11,800	158	870	12,512	6.95%

	$73,011	$8,698	$870	$65,183	1.32%

Year ended December 31, 2007:
Life insurance in force, at end of year	$2,493,420	$2,011	$87,381	$2,578,790	3.39%

Insurance premiums and other considerations:
Annuity product charges	$56,343	$10,515	$—	$45,828	—%
Traditional life and accident and health insurance premiums	11,739	161	1,045	12,623	8.28%

	$68,082	$10,676	$1,045	$58,451	1.78%

See accompanying Report of Independent Registered Public Accounting Firm.

Item 15.    Exhibits and Financial Statement Schedules.

(a)   Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation, including Articles of Amendment**++
3.2	Articles of Amendment to Articles of Incorporation#
3.3	Articles of Amendment to Articles of Incorporation###
3.4	Third Amended and Restated Bylaws####
4.4	Amended and Restated Declaration of Trust of American Equity Capital Trust I dated September 7, 1999+
4.5	Indenture dated September 7, 1999 between American Equity Investment Life Holding Company and Wilmington Trust Company (as successor in interest to West Des Moines State Bank), as trustee#
4.6	Trust Preferred Securities Guarantee Agreement dated September 7, 1999 between American Equity Investment Life Holding Company and Wilmington Trust Company (as successor in interest to West Des Moines State Bank), as trustee#
4.7	Trust Common Securities Guarantee Agreement dated September 7, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.7-A	Instruments of Resignation, Appointment and Acceptance, effective September 12, 2006, among American Equity Investment Life Holding Company, Wilmington Trust Company, West Des Moines State Bank and Delaware Trust Company, National Association (formerly known as First Union Trust Company, National Association)#########
4.8	Indenture dated October 29, 1999 between American Equity Investment Life Holding Company and Wilmington Trust Company (as successor in interest to West Des Moines State Bank), as trustee#
4.9	Trust Preferred Securities Guarantee Agreement dated October 29, 1999 between American Equity Investment Life Holding Company and Wilmington Trust Company (as successor in interest to West Des Moines State Bank), as trustee#
4.10	Trust Common Securities Guarantee Agreement dated October 29, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee#
4.10-A	Instruments of Resignation, Appointment and Acceptance, effective September 12, 2006, among American Equity Investment Life Holding Company, Wilmington Trust Company, West Des Moines State Bank and Delaware Trust Company, National Association (formerly known as First Union Trust Company, National Association)#########
4.11	Indenture dated December 16, 2003, between American Equity Investment Life Holding Company and Wilmington Trust Company, as trustee++++++++
4.12	Guarantee Agreement dated December 16, 2003, between American Equity Investment Life Holding Company and Wilmington Trust Company, as trustee++++++++
4.13	Indenture dated April 29, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee++++++++++
4.14	Guarantee Agreement dated April 29, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee++++++++++
4.15	Indenture dated September 14, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee++++++++++
4.16	Guarantee Agreement dated September 14, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee++++++++++
4.17	Indenture dated December 22, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee##
4.18	Guarantee Agreement dated December 22, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee##
4.19	Indenture dated December 6, 2004 between American Equity Investment Life Holding Company and US Bank National Association, as trustee##
4.20	Registration Rights Agreement dated December 6, 2004 by and among American Equity Investment Life Holding Company, Deutsche Bank Securities Inc., Raymond James & Associates, Inc., and Advest, Inc.##
4.21	First Supplemental Indenture dated December 30, 2004 between American Equity Investment Life Holding Company and US Bank National Association, as trustee##

Exhibit No.	Description
4.22	Registration Rights Agreement dated December 30, 2004 between American Equity Investment Life Holding Company and Deutsche Bank Securities Inc.##
4.23	Indenture dated June 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee+++++++++++
4.24	Guarantee Agreement dated June 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee+++++++++++
4.25	Indenture dated August 4, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee++++++++++++
4.26	Guarantee Agreement dated August 4, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee++++++++++++
4.27	Indenture dated December 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee***
4.28	Guarantee Agreement dated December 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee***
4.29	Amended and Restated Indenture dated July 7, 2006 between American Equity Investment Life Holding Company and Wells Fargo Bank, National Association, as trustee*****
4.30	Amended and Restated Guarantee Agreement dated July 7, 2006 between American Equity Investment Life Holding Company and Wells Fargo Delaware Trust Company, as trustee*****
4.31	Indenture dated December 22, 2009 between American Equity Investment Life Holding Company and U.S. Bank National Association, as trustee#######
10.1-B	Second Restated and Amended General Agency Commission and Servicing Agreement dated October 1, 2002 between American Equity Investment Life Insurance Company and American Equity Investment Service Company++++++
10.1-D	First Amendment to Second Restated and Amended General Agency Commission and Servicing Agreement effective December 29, 2004 between American Equity Investment Life Insurance Company and American Equity Investment Service Company##
10.2	1996 Stock Option Plan, as amended#####
10.3	Restated and Amended Stock Option and Warrant Agreement dated April 30, 1997 between American Equity Investment Life Holding Company and D.J. Noble*
10.4	Deferred Compensation Agreements between American Equity Investment Life Holding Company and
(a) James M. Gerlach dated June 6, 1996*
(b) Terry A. Reimer dated November 11, 1996*
(c) David S. Mulcahy dated December 31, 1997*
10.5	2000 Employee Stock Option Plan++
10.6	2000 Director Stock Option Plan++
10.7	Retirement Benefit Agreement, dated as of June 4, 2009, between American Equity Investment Life Holding Company and David J. Noble######
10.8	American Equity Investment Life Holding Company 2009 Employee Incentive Plan######
10.9	Coinsurance Agreement dated December 19, 2001, including First Amendment dated February 26, 2002 between American Equity Investment Life Insurance Company and EquiTrust Life Insurance Company+++++
10.10	Coinsurance Agreement dated December 29, 2003 between American Equity Investment Life Insurance Company and EquiTrust Life Insurance Company++++++++
10.11	First Amendment to Coinsurance Agreement dated July 30, 2004 between American Equity Investment Life Insurance Company and EquiTrust Life Insurance Company+++++++++
10.12	2003 Coinsurance and Yearly Renewable Term Reinsurance Agreement effective September 30, 2003 between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America#
10.13	First Amendment to 2003 Coinsurance and Yearly Renewable Term Reinsurance Agreement effective September 30, 2003 between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America++++++++
10.14	Form of Change in Control Agreement between American Equity Investment Life Holding Company and each of John M. Matovina, Debra J. Richardson and Wendy L. Carlson#
10.15	Form of Change in Control Agreement between American Equity Investment Life Holding Company and each James M. Gerlach and Terry A. Reimer#
10.16	Stock Sale/Purchase Agreement dated September 2, 2005 between American Equity Investment Life Holding Company and D.J. Noble++++++++++++

Exhibit No.	Description
10.17	2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement effective October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America****
10.18	Amendment I, effective January 1, 2006, to 2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement effective October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America****
10.19	Amendment II, effective January 1, 2006, to 2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement effective October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America****
10.20	Credit Agreement dated November 20, 2006 among American Equity Investment Life Holding Company, KeyBank National Association and LaSalle Bank National Association******
10.21	American Equity Investment Life Holding Company Independent Insurance Agent Stock Option Plan*******
10.22	Coinsurance and Yearly Renewable Term Reinsurance Agreement dated December 31, 2008 between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America#########
10.23	Amendment III, effective April 1, 2009, to the 2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement effective October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America********
10.24	Coinsurance Agreement effective July 1, 2009, between American Equity Investment Life Insurance Company and Athene Life Re Ltd (Treaty #070109)*********
10.25	Coinsurance Agreement effective July 1, 2009, between American Equity Investment Life Insurance Company and Athene Life Re Ltd (Treaty #08042009)*********
10.26	Separation and Release Agreement between Kevin R. Wingert and American Equity Investment Life Insurance Company, dated December 29, 2008#####
10.27	Distribution Agreement, dated August 20, 200, between American Equity Investment Life Holding Company and Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC########
10.28	Distribution Agreement, dated August 20, 2009, between American Equity Investment Life Holding Company and Sandler O'Neill & Partners, L.P.########
10.29	Purchase Agreement, dated December 17, 2009, between American Equity Investment Life Holding Company and FBR Capital Markets & Co.#######
10.30	Amendment IV, effective October 1, 2009, to the 2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement effective October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America
12.1	Ratio of Earnings to Fixed Charges
21.2	Subsidiaries of American Equity Investment Life Holding Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form 10 filed May 6, 1999, File No. 000-25985
**	Incorporated by reference to the Registration Statement on Form 10 and Post-Effective Amendment No. 1 to the Registration Statement on Form 10 filed July 22, 1999, File No. 000-25985
+	Incorporated by reference to Form 10-K for the period ended December 31, 1999, File No. 000-25985
++	Incorporated by reference to Form 10-Q for the period ended June 30, 2000, File No. 000-25985
+++++	Incorporated by reference to Form 10-K for the period ended December 31, 2001, File No. 000-25985

++++++	Incorporated by reference to Form 10-K for the period ended December 31, 2002, File No. 000-25985
++++++++	Incorporated by reference to Form 10-K for the period ended December 31, 2003, File No. 001-31911
+++++++++	Incorporated by reference to Form 10-Q for the period ended June 30, 2004, File No. 001-31911
++++++++++	Incorporated by reference to Form 10-Q for the period ended September 30, 2004, File No. 001-31911
+++++++++++	Incorporated by reference to Form 10-Q for the period ended June 30, 2005, File No. 001-31911
++++++++++++	Incorporated by reference to Form 10-Q for the period ended September 30, 2005, File No. 001-31911
***	Incorporated by reference to Form 10-K for the period ended December 31, 2005, File No. 001-31911
****	Incorporated by reference to Form 10-Q for the period ended March 31, 2006, File No. 001-31911
*****	Incorporated by reference to Form 10-Q for the period ended September 30, 2006, File No. 001-31911
******	Incorporated by reference to Form 10-K for the period ended December 31, 2006, File No. 001-31911
*******	Incorporated by reference to Form 10-Q for the period ended September 30, 2007, File No. 001-31911
********	Incorporated by reference to Form 10-Q for the period ended June 30, 2009, File No. 001-31911
*********	Incorporated by reference to Form 10-Q for the period ended September 30, 2009, File No. 001-31911
#	Incorporated by reference to the Registration Statement on Form S-1, File No. 333-108794, including all pre-effective amendments thereto
##	Incorporated by reference to Form 10-K for the period ended December 31, 2004, File No. 001-31911
###	Incorporated by reference to the Registration Statement on Form S-3 filed January 15, 2008, File No. 333-148681
####	Incorporated by reference to Form 8-K filed September 2, 2008, File No. 001-31911
#####	Incorporated by reference to Form 8-K/A filed January 2, 2009, File No. 001-31911
######	Incorporated by reference to Form 8-K filed June 9, 2009, File No. 001-31911
#######	Incorporated by reference to Form 8-K filed December 23, 2009, File No. 001-31911
########	Incorporated by reference to Form 8-K filed August 26, 2009, File No. 001-31911
#########	Incorporated by reference to Form 10-K for the period ended December 31, 2008, File No. 001-31911