Form 10-Q
period 2010-03-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2010-05-10
CIK 1039828

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number : 001-31911
American Equity Investment Life Holding Company
(Exact name of registrant as specified in its charter)
Iowa	42-1447959
(State of Incorporation)	(I.R.S. Employer Identification No.)
6000 Westown Parkway
West Des Moines, Iowa	50266
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(515) 221-0002
(Telephone)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange

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

APPLICABLE TO CORPORATE ISSUERS:
Shares of common stock outstanding at April 30, 2010: 58,485,359

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2010 - $12,437,208; 2009 - $10,912,680)	$12,365,666	$10,704,131
Held for investment, at amortized cost (fair value: 2010 - $1,004,767; 2009 - $1,601,864)	1,030,490	1,635,083
Equity securities, available for sale, at fair value (cost: 2010 - $76,243; 2009 - $82,930)	87,981	93,086
Mortgage loans on real estate	2,461,975	2,449,778
Derivative instruments	497,469	479,272
Other investments	15,565	12,760
Total investments	16,459,146	15,374,110

Cash and cash equivalents	704,166	528,002
Coinsurance deposits	2,420,411	2,237,740
Accrued investment income	131,248	113,658
Deferred policy acquisition costs	1,611,704	1,625,785
Deferred sales inducements	1,028,192	1,011,449
Deferred income taxes	86,826	85,661
Income taxes recoverable	—	103,684
Other assets	66,057	231,915
Total assets	$22,507,750	$21,312,004

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$145,694	$140,351
Annuity products	20,007,212	19,195,870
Other policy funds and contract claims	132,572	119,403
Notes payable	317,957	316,468
Subordinated debentures	268,383	268,347
Income taxes payable	24,098	—
Other liabilities	803,934	516,942
Total liabilities	21,699,850	20,557,381

Stockholders' equity:
Common stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding: 2010 - 56,428,074 shares (excluding 5,776,031 treasury shares); 2009 - 56,203,159 shares (excluding 5,936,696 treasury shares)	56,428	56,203
Additional pain-in capital	424,525	422,225
Unallocated common stock held by ESOP; 2010 - 527,272 shares; 2009 - 527,272 shares	(5,498)	(5,679)
Accumulated other comprehensive income (loss)	5,230	(30,456)
Retained earnings	327,215	312,330
Total stockholders' equity	807,900	754,623
Total liabilities and stockholders' equity	$22,507,750	$21,312,004

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Traditional life and accident and health insurance premiums	$3,287	$3,486
Annuity product charges	15,518	15,051
Net investment income	242,910	220,654
Change in fair value of derivatives	82,015	(43,823)
Net realized gains on investments, excluding other than temporary impairment ("OTTI") losses	9,903	760
OTTI losses on investments:
Total OTTI losses	(12,584)	(55,391)
Portion of OTTI losses recognized in other comprehensive income	9,361	41,953
Net OTTI losses recognized in operations	(3,223)	(13,438)
Total revenues	350,410	182,690

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	2,332	2,199
Interest sensitive and index product benefits	196,869	59,763
Amortization of deferred sales inducements	13,089	13,711
Change in fair value of embedded derivatives	63,875	14,183
Interest expense on notes payable	4,651	4,276
Interest expense on subordinated debentures	3,685	4,208
Interest expense on amounts due under repurchase agreements	—	242
Amortization of deferred policy acquisition costs	27,268	34,644
Other operating costs and expenses	15,985	14,464
Total benefits and expenses	327,754	147,690
Income before income taxes	22,656	35,000
Income tax expense	7,771	8,525
Net income	$14,885	$26,475

Earnings per common share	$0.26	$0.50
Earnings per common share - assuming dilution	$0.25	$0.48

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2009	$56,203	$422,225	$(5,679)	$(30,456)	$312,330	$754,623
Other comprehensive income:
Net income for period	—	—	—	—	14,885	14,885
Change in net unrealized investment gains/losses	—	—	—	41,770	—	41,770
Noncredit component of OTTI losses, available for sale securities, net	—	—	—	(6,084)	—	(6,084)
Other comprehensive income						50,571
Acquisition of 6,300 shares of common stock	(6)	(44)	—	—	—	(50)
Allocation of 16,813 shares of common stock by ESOP, including excess income tax benefits	—	(24)	181	—	—	157
Share-based compensation, including excess income tax benefits	—	2,056	—	—	—	2,056
Issuance of 231,215 shares of common stock under compensation plans, including excess income tax benefits	231	312	—	—	—	543
Balance at March 31, 2010	$56,428	$424,525	$(5,498)	$5,230	$327,215	$807,900

Balance at December 31, 2008	$50,739	$376,782	$(6,336)	$(147,376)	$223,035	$496,844
Cumulative effect of noncredit OTTI, net	—	—	—	(20,094)	25,240	5,146
Other comprehensive income:
Net income for the period	—	—	—	—	26,475	26,475
Change in net unrealized investment gains/losses	—	—	—	6,422	—	6,422
Noncredit component of OTTI losses, available for sale securities, net	—	—	—	(27,270)	—	(27,270)
Other comprehensive income						5,627
Acquisition of 12,362 shares of common stock	(12)	(40)	—	—	—	(52)
Allocation of 9,994 shares of common stock by ESOP, including excess income tax benefits	—	(35)	107	—	—	72
Share-based compensation, including excess income tax benefits	—	64	—	—	—	64
Issuance of 339,015 shares of common stock under compensation plans, including excess income tax benefits	339	(339)	—	—	—	—
Balance at March 31, 2009	$51,066	$376,432	$(6,229)	$(188,318)	$274,750	$507,701

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net income	$14,885	$26,475
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	196,869	59,763
Amortization of deferred sales inducements	13,089	13,711
Annuity product charges	(15,518)	(15,051)
Change in fair value of embedded derivatives	63,875	14,183
Increase in traditional life and accident and health insurance reserves	2,677	1,708
Policy acquisition costs deferred	(64,441)	(73,200)
Amortization of deferred policy acquisition costs	27,268	34,644
Provision for depreciation and other amortization	2,345	1,519
Amortization of discounts and premiums on investments	(53,692)	(56,721)
Realized gains on investments and net OTTI losses recognized	(6,680)	12,678
Change in fair value of derivatives	(82,653)	43,531
Deferred income taxes	(21,440)	(2,854)
Share-based compensation	1,881	433
Change in accrued investment income	(17,590)	(13,065)
Change in income taxes recoverable/payable	127,782	(4,253)
Change in other assets	4,303	(778)
Change in other policy funds and contract claims	13,169	(1,159)
Change in collateral held for derivatives	(25,005)	—
Change in other liabilities	(1,971)	17,975
Other	143	27
Net cash provided by operating activities	179,296	59,566

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	1,074,998	650,765
Fixed maturity securities - held for investment	616,334	588,601
Equity securities - available for sale	23,014	200
Mortgage loans on real estate	26,058	25,353
Derivative instruments	135,601	2,539
Acquisition of investments:
Fixed maturity securities - available for sale	(2,068,305)	(1,683,183)
Equity securities - available for sale	(10,125)	—
Mortgage loans on real estate	(45,230)	(46,936)
Derivative instruments	(60,809)	(50,418)
Other investments	(26)	(13)
Purchases of property, furniture and equipment	(604)	(233)
Net cash used in investing activities	(309,094)	(513,325)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Financing activities
Receipts credited to annuity policyholder account balances	$846,855	$653,133
Coinsurance deposits	(139,240)	44,066
Return of annuity policyholder account balances	(382,706)	(342,312)
Proceeds from notes payable	—	25,000
Repayments of notes payable	—	(1,028)
Acquisition of common stock	(50)	(34)
Excess tax benefits realized from share-based compensation plans	199	20
Proceeds from issuance of common stock	533	—
Change in checks in excess of cash balance	(19,653)	(31,916)
Other	24	—
Net cash provided by financing activities	305,962	346,929
Increase (decrease) in cash and cash equivalents	176,164	(106,830)

Cash and cash equivalents at beginning of period	528,002	214,862
Cash and cash equivalents at end of period	$704,166	$108,032

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$3,911	$5,868
Income taxes	390	15,800
Income tax refunds received	100,000	—
Non-cash operating activity:
Deferral of sales inducements	61,206	58,788
Non-cash investing activity:
Real estate acquired in satisfaction of mortgage loans	2,905	—

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation

The accompanying consolidated financial statements of American Equity Investment Life Holding Company (“we”, “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Reclassifications have been made to prior period financial statements to conform to the current period presentation.

Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that expands the disclosure requirements related to fair value measurements. A reporting entity is now required to disclose separately the amounts of significant transfers in to and out of Level 1 and Level 2 fair value measurement categories and describe the reasons for the transfers. Clarification on existing disclosure requirements is also provided in this update relating to the level of disaggregation of information as to determining appropriate classes of assets and liabilities as well as disclosure requirements regarding valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This standard was effective for us on January 1, 2010, and has not had a material impact on our consolidated financial statements.

In June 2009, the FASB amended accounting standards for transfers and servicing of financial assets and extinguishments of liabilities. The new standard removes the concept of a qualifying special-purpose entity ("QSPE") from existing standards and removes the exception of QSPE's from consolidation requirements. Additionally, more stringent conditions for reporting a transfer of a portion of a financial asset as a sale were created, derecognition criteria was clarified, the initial measurement of retained interests was revised, the guaranteed mortgage securitization recharacterization provisions were removed and disclosure requirements were added. This standard was effective for us on January 1, 2010 and had no effect on our consolidated financial statements upon adoption.

In June 2009, the FASB issued an amendment to the accounting standards for consolidation of variable interest entities. The new standard replaces the quantitative-based risks and rewards calculation of existing standards for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity ("VIE") that most significantly impacts the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This standard was effective for us on January 1, 2010, and had no effect on our consolidated financial statements upon adoption. Through our funds withheld coinsurance agreement with an unauthorized life reinsurer we have been named as beneficiary of the trust that holds the funds withheld. We have determined that this trust is a VIE. We also have determined that the reinsurer is the primary beneficiary of this VIE due to the fact that all earnings of the trust inure to the reinsurer, and the reinsurer directs the operations of the trust subject to an investment policy. Therefore, we have not consolidated the trust prior to or after the adoption of this amendment to the accounting standards for consolidation of VIE's.

New Accounting Pronouncements

In January 2010, the FASB issued an accounting standards update that expands the disclosure requirements related to fair value measurements. A reporting entity will be required to present on a gross basis rather than as one net number information about the purchases, sales, issuances and settlements of financial instruments that are categorized as Level 3 for fair value measurements. This guidance will be effective on January 1, 2011, and we do not expect the adoption to have a material impact on our consolidated financial statements.

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

Transfers of securities among the levels occur at times and depend on the type of inputs used to determine fair value of each security. Transfers between Level 1 and Level 2 were not material for the three months ended March 31, 2010.

We utilize independent pricing services in estimating the fair values of investment securities. The independent pricing services incorporate a variety of observable market data in their valuation techniques, including:

reported trading prices,
benchmark yields
broker-dealer quotes,
benchmark securities,
bids and offers,
credit ratings,
relative credit information, and
other reference data.

The independent pricing services also take into account perceived market movements and sector news, as well as a security's terms and conditions, including any features specific to that issue that may influence risk and marketability. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. We generally obtain one value from our primary external pricing service. In situations where a price is not available from this service, we may obtain further quotes or prices from additional parties as needed.

The independent pricing services provide quoted market prices when available. Quoted prices are not always available due to market inactivity. The pricing service obtains a broker quote when sufficient information, such as security structure or other market information, is not available to produce a valuation. Valuations and quotes obtained from third party commercial pricing services are non-binding and do not represent quotes on which one may execute the disposition of the assets.

In addition, we obtain prices from a broker for our callable United States Government sponsored agencies. Market indices of similar rated asset class spreads are considered for valuations and broker indications of similar securities are compared. Inputs used by the broker include market information, such as yield data and other factors relating to instruments or securities with similar characteristics.

Fair value of call options are determined by obtaining prices from our counterparties who use market standard valuation methodologies. Market inputs include market volatility and risk free interest rates and are used in income valuation techniques in arriving at a fair value for each option contract.

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

We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis of inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of March 31, 2010.

The fixed income securities markets in early 2009 experienced a period of extreme volatility and limited market liquidity conditions, which affected a broad range of asset classes and sectors. In addition, there were credit downgrade events and an increased probability of default for many fixed income instruments. These volatile market conditions increased the difficulty of valuing certain instruments as trading was less frequent and/or market data was less observable. There were certain instruments that were in active markets with significant observable data that became illiquid due to the current financial environment or market conditions. As a result, certain valuations require greater estimation and judgment as well as valuation methods which are more complex. These values may not ultimately be realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified.

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

Mortgage loans on real estate: The fair values of mortgage loans on real estate are calculated using discounted expected cash flows using current competitive market interest rates currently being offered for similar loans which are not fair value exit prices.

Derivative instruments: The fair values of derivative instruments are based upon the amount of cash that we will receive to settle each derivative instrument on the reporting date. These amounts are obtained from each of the counterparties and are adjusted for the nonperformance risk of each counterparty net of any collateral held. The nonperformance risk for each counterparty is based upon its credit default swap rate. We have no performance obligations related to the call options purchased to fund our fixed index annuity policy liabilities.

Other investments: Other investments is comprised of policy loans, rental real estate and real estate held for sale. We have not attempted to determine the fair values associated with our policy loans, as we believe any differences between carrying value and the fair values afforded these instruments are immaterial to our consolidated financial position and, accordingly, the cost to provide such disclosure does not justify the benefit to be derived. The fair value of our real estate owned was determined either by obtaining a third party appraisal of the property or by estimating the potential annual net operating income from each commercial rental property and dividing that by a current market capitalization rate.

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

Interest rate swaps: The fair values of our pay fixed/receive variable interest rate swaps are obtained from third parties and are based on market rates currently being offered for similar instruments.

The following sets forth a comparison of the fair values and carrying amounts of our financial instruments:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$12,365,666	$12,365,666	$10,704,131	$10,704,131
Held for investment	1,030,490	1,004,767	1,635,083	1,601,864
Equity securities, available for sale	87,981	87,981	93,086	93,086
Mortgage loans on real estate	2,461,975	2,458,944	2,449,778	2,409,197
Derivative instruments	497,469	497,469	479,272	479,272
Other investments	15,565	17,438	12,760	12,760
Cash and cash equivalents	704,166	704,166	528,002	528,002
Coinsurance deposits	2,420,411	2,052,538	2,237,740	1,934,996

Liabilities
Policy benefit reserves	20,152,906	16,752,355	19,336,221	16,152,088
Notes payable	317,957	381,038	316,468	340,673
Subordinated debentures	268,383	204,082	268,347	186,215
Interest rate swaps	2,541	2,541	1,891	1,891

Our assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
March 31, 2010
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$3,424	$3,424	$—	$—
United States Government sponsored agencies	5,043,470	—	5,043,470	—
United States municipalities, states and territories	528,379	—	528,379	—
Corporate securities	4,254,772	63,493	4,177,236	14,043
Residential mortgage backed securities	2,535,621	—	2,532,812	2,809
Equity securities, available for sale: finance, insurance and real estate	87,981	67,327	18,597	2,057
Derivative instruments	497,469	—	497,469	—
Cash and cash equivalents	704,166	704,166	—	—
	$13,655,282	$838,410	$12,797,963	$18,909
Liabilities
Interest rate swaps	$2,541	$—	$2,541	$—
Fixed index annuities - embedded derivatives	1,526,117	—	—	1,526,117
	$1,528,658	$—	$2,541	$1,526,117

December 31, 2009
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$3,310	$2,545	$765	$—
United States Government sponsored agencies	3,998,537	—	3,998,537	—
United States municipalities, states and territories	355,634	—	355,634	—
Corporate securities	3,857,549	70,363	3,773,078	14,108
Residential mortgage backed securities	2,489,101	—	2,486,290	2,811
Equity securities, available for sale: finance, insurance and real estate	93,086	83,672	8,415	999
Derivative instruments	479,272	—	479,272	—
Cash and cash equivalents	528,002	528,002	—	—
	$11,804,491	$684,582	$11,101,991	$17,918
Liabilities
Interest rate swaps	$1,891	$—	$1,891	$—
Fixed index annuities - embedded derivatives	1,375,866	—	—	1,375,866
	$1,377,757	$—	$1,891	$1,375,866

The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Available for sale securities
Beginning balance	$17,918	$20,082
Purchases, issuances, and settlements	(136)	(37)
Total gains (losses) (realized/unrealized):
Included in other comprehensive income (loss)	1,127	81
Included in operations	—	(538)
Ending balance	$18,909	$19,588

Realized losses of $0.5 million for the three months ended March 31, 2009 are included in net impairment losses recognized in operations in the unaudited consolidated statements of operations.

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$1,375,866	$998,015
Premiums less benefits	163,148	(16,664)
Change in unrealized gains, net	(12,897)	(37,965)
Ending balance	$1,526,117	$943,386

Change in unrealized gains, net for each period in our embedded derivatives are included in change in fair value of embedded derivatives in the unaudited consolidated statements of operations.

3. Investments

At March 31, 2010 and December 31, 2009, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
March 31, 2010
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$3,200	$230	$(6)	$3,424
United States Government sponsored agencies	5,140,664	4,509	(101,703)	5,043,470
United States municipalities, states and territories	519,466	11,359	(2,446)	528,379
Corporate securities	4,041,990	276,600	(63,818)	4,254,772
Residential mortgage backed securities	2,731,888	67,154	(263,421)	2,535,621
	$12,437,208	$359,852	$(431,394)	$12,365,666

Held for investment:
United States Government sponsored agencies	$954,808	$1,254	$—	$956,062
Corporate securities	75,682	—	(26,977)	48,705
	$1,030,490	$1,254	$(26,977)	$1,004,767

Equity securities, available for sale:
Finance, insurance, and real estate	$76,243	$13,096	$(1,358)	$87,981

December 31, 2009
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$3,101	$215	$(6)	$3,310
United States Government sponsored agencies	4,113,457	3,468	(118,388)	3,998,537
United States municipalities, states and territories	350,787	7,110	(2,263)	355,634
Corporate securities	3,709,446	233,023	(84,920)	3,857,549
Residential mortgage backed securities	2,735,889	59,584	(306,372)	2,489,101
	$10,912,680	$303,400	$(511,949)	$10,704,131

Held for investment:
United States Government sponsored agencies	$1,559,434	$1,647	$(5,900)	$1,555,181
Corporate securities	75,649	—	(28,966)	46,683
	$1,635,083	$1,647	$(34,866)	$1,601,864
Equity securities, available for sale:
Finance, insurance, and real estate	$82,930	$13,425	$(3,269)	$93,086

During the three months ended March 31, 2010 and 2009, we received $1.3 billion and $1.0 billion, respectively, in redemption proceeds related to calls of our callable United States Government sponsored agency securities and public and private corporate bonds, of which $616.3 million and $588.6 million, respectively, were classified as held for investment. We reinvested the 2010 proceeds from these redemptions primarily in United States Government sponsored agencies and corporate securities classified as available for sale. At March 31, 2010, 50% of our fixed income securities have call features and 8% were subject to call redemption. Another 26% will become subject to call redemption during the remainder of December 31, 2010.

The amortized cost and fair value of fixed maturity securities at March 31, 2010, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our residential mortgage backed securities provide for periodic payments throughout their lives and are shown below as a separate line.
	Available-for-sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	453,158	487,804	—	—
Due after five years through ten years	1,370,177	1,504,166	—	—
Due after ten years through twenty years	1,904,894	1,906,244	505,000	505,669
Due after twenty years	5,977,091	5,931,831	525,490	499,098
	9,705,320	9,830,045	1,030,490	1,004,767
Residential mortgage backed securities	2,731,888	2,535,621	—	—
	$12,437,208	$12,365,666	$1,030,490	$1,004,767

Net unrealized losses on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:
	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Net unrealized losses on available for sale fixed maturity securities and equity securities	$(59,804)	$(198,393)
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	33,183	116,870
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax benefit	9,317	28,533
Net unrealized losses reported as accumulated other comprehensive income (loss)	$5,230	$(30,456)

The National Association of Insurance Commissioners (“NAIC”) assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations (“NRSRO’s”). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered “investment grade” while NAIC Class 3 through 6 designations are considered “non-investment grade”. Based on the NAIC designations, we had 97% of our fixed maturity portfolio rated investment grade at March 31, 2010 and December 31, 2009.

The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	March 31, 2010		December 31, 2009
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$10,307,998	$10,258,514	$9,495,015	$9,370,647
2	2,711,821	2,743,291	2,571,815	2,555,826
3	389,552	313,802	409,860	315,948
4	27,026	24,236	24,375	20,799
5	5,993	7,650	21,013	20,749
6	25,308	22,940	25,685	22,026
	$13,467,698	$13,370,433	$12,547,763	$12,305,995

A summary of our RMBS by collateral type and split by NAIC designation, as well as a separate summary of securities for which we have recognized OTTI and those which we have not yet recognized any OTTI is as follows:

		March 31, 2010			December 31, 2009
Collateral Type	NAIC Designation	Principal Amount	Amortized Cost	Fair Value	Principal Amount	Amortized Cost	Fair Value
		(Dollars in thousands)
OTTI has not been recognized
Government agency	1	$68,217	$67,455	$72,284	$69,496	$68,715	$72,306
Prime	1	1,713,832	1,602,181	1,619,615	1,713,391	1,595,502	1,585,337
	2	127,337	126,596	106,156	127,951	127,210	106,395
	3	1,474	1,471	981	1,474	1,471	977
Alt-A	1	14,253	12,912	11,324	93,963	87,071	70,749
	2	46,456	47,282	38,206	46,456	47,301	38,030
		$1,971,569	$1,857,897	$1,848,566	$2,052,731	$1,927,270	$1,873,794
OTTI has been recognized
Prime	1	$190,038	$171,567	$140,038	$173,149	$156,108	$126,301
	2	221,188	210,518	159,879	223,473	212,221	156,522
	3	45,001	43,207	35,903	60,965	58,965	44,853
Alt-A	1	273,389	235,361	193,767	194,682	164,402	127,341
	2	111,571	96,537	73,881	111,673	96,700	75,557
	3	130,979	112,247	80,778	134,085	115,522	81,922
	6	5,237	4,554	2,809	5,394	4,701	2,811
		$977,403	$873,991	$687,055	$903,421	$808,619	$615,307
Total by collateral type
Government agency		$68,217	$67,455	$72,284	$69,496	$68,715	$72,306
Prime		2,298,870	2,155,540	2,062,572	2,300,403	2,151,477	2,020,385
Alt-A		581,885	508,893	400,765	586,253	515,697	396,410
		$2,948,972	$2,731,888	$2,535,621	$2,956,152	$2,735,889	$2,489,101
Total by NAIC designation
	1	$2,259,729	$2,089,476	$2,037,028	$2,244,681	$2,071,798	$1,982,034
	2	506,552	480,933	378,122	509,553	483,432	376,504
	3	177,454	156,925	117,662	196,524	175,958	127,752
	6	5,237	4,554	2,809	5,394	4,701	2,811
		$2,948,972	$2,731,888	$2,535,621	$2,956,152	$2,735,889	$2,489,101

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 336 and 355 securities, respectively) have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009:
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2010
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$306	$(6)	$—	$—	$306	$(6)
United States Government sponsored agencies	3,556,851	(81,308)	247,646	(20,395)	3,804,497	(101,703)
United States municipalities, states and territories	114,342	(2,446)	—	—	114,342	(2,446)
Corporate securities:
Finance, insurance and real estate	131,143	(4,410)	221,489	(32,750)	352,632	(37,160)
Manufacturing, construction and mining	145,298	(2,931)	60,413	(4,493)	205,711	(7,424)
Utilities and related sectors	189,227	(4,506)	66,026	(7,485)	255,253	(11,991)
Wholesale/retail trade	15,771	(67)	42,202	(3,906)	57,973	(3,973)
Services, media and other	17,188	(249)	57,433	(3,021)	74,621	(3,270)
Residential mortgage backed securities	170,556	(7,842)	1,182,962	(255,579)	1,353,518	(263,421)
	$4,340,682	$(103,765)	$1,878,171	$(327,629)	$6,218,853	$(431,394)
Held for investment:
Corporate securities:
Finance, insurance and real estate	—	—	48,705	(26,977)	48,705	(26,977)

Equity securities, available for sale:
Finance, insurance and real estate	$2,595	$(63)	$22,704	$(1,295)	$25,299	$(1,358)

December 31, 2009
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$332	$(6)	$—	$—	$332	$(6)
United States Government sponsored agencies	2,908,205	(118,388)	—	—	2,908,205	(118,388)
United States municipalities, states and territories	111,969	(2,263)	—	—	111,969	(2,263)
Corporate securities:
Finance, insurance and real estate	154,093	(10,560)	239,211	(39,995)	393,304	(50,555)
Manufacturing, construction and mining	93,922	(2,032)	74,258	(8,430)	168,180	(10,462)
Utilities and related sectors	149,515	(5,046)	63,933	(8,110)	213,448	(13,156)
Wholesale/retail trade	35,629	(623)	39,547	(4,800)	75,176	(5,423)
Services, media and other	46,625	(512)	61,359	(4,812)	107,984	(5,324)
Residential mortgage backed securities	226,567	(22,781)	1,186,542	(283,591)	1,413,109	(306,372)
	$3,726,857	$(162,211)	$1,664,850	$(349,738)	$5,391,707	$(511,949)
Held for investment:
United States Government sponsored agencies	$359,100	$(5,900)	$—	$—	$359,100	$(5,900)
Corporate securities:
Finance, insurance and real estate	—	—	46,683	(28,966)	46,683	(28,966)
	$359,100	$(5,900)	$46,683	$(28,966)	$405,783	$(34,866)

Equity securities, available for sale:
Finance, insurance and real estate	$9,802	$(147)	$28,877	$(3,122)	$38,679	$(3,269)

The following is a description of the factors causing the temporary unrealized losses by investment category as of March 31, 2010:

United States Government sponsored agencies; and United States municipalities, states and territories: These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates. During the last fifteen months spreads on agency securities have improved; however, long term interest rates have risen by a greater amount. These securities carry yields less than those available at March 31, 2010 as the result of these rising interest rates.

Corporate securities: The unrealized losses in these securities are due partially to a rise in interest rates in 2009 as well as the continuation of wider than historic credit spreads in certain sectors of the corporate bond market. While credit spreads narrowed, several sectors remain at spreads wider than pre-crisis levels, such as financial and select economic sensitive issuers. As the result of wider spreads, these issues carry yields less than those available in the market as of March 31, 2010.

Residential mortgage backed securities: At March 31, 2010, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 36 securities with a total amortized cost basis of $508.9 million and a fair value of $400.8 million. Despite recent improvements in the capital markets, the fair values of RMBS continue at prices below amortized cost. RMBS prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.

Equity securities: The unrealized loss on equity securities, which are primarily investment grade perpetual preferred stocks with exposure to REITS, investment banks and finance companies, are due to the ongoing concerns relating to capital, asset quality and earnings stability due to the financial crisis. All of the equity securities in an unrealized loss position for 12 months or more are investment grade perpetual preferred stocks that are absent credit deterioration. A continued difficult housing market has raised concerns in regard to earnings and dividend stability in many companies which directly affect the values of these securities.

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

Approximately 81% of the unrealized losses on fixed maturity securities shown in the above table for March 31, 2010 are on securities that are rated investment grade, defined as being the highest two NAIC designations. Approximately 19% of the unrealized losses on fixed maturity securities shown in the above table for March 31, 2010 are on securities rated below investment grade. All of the securities with unrealized losses are current with respect to the payment of principal and interest.

Changes in net unrealized losses on investments for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$7,496	$4,773

Investments carried at fair value:
Fixed maturity securities, available for sale	$137,007	$(175,066)
Equity securities, available for sale	1,582	(5,500)
	138,589	(180,566)
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(83,687)	117,578
Deferred income tax asset	(19,216)	22,046
	(102,903)	139,624
Decrease (increase) in net unrealized losses on investments carried at fair value	$35,686	$(40,942)

Proceeds from sales of available for sale securities for the three months ended March 31, 2010 and 2009 were $138.2 million and $36.4 million, respectively. Scheduled principal repayments, calls and tenders for available for sale securities for the three months ended March 31, 2010 and 2009 were $801.6 million and $487.8 million, respectively. Calls of held for investment fixed maturity securities for the three months ended March 31, 2010 and 2009 were $616.3 million and $588.6 million, respectively.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments, excluding net OTTI losses for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$7,894	$810
Gross realized losses	(129)	(53)
	7,765	757
Equity securities:
Gross realized gains	6,207	3
	6,207	3
Mortgage loans on real estate:
Impairment losses	(4,069)	—
	$9,903	$760

We review and analyze all investments on an ongoing basis for changes in market interest rates and credit deterioration. This review process includes analyzing our ability to recover the amortized cost basis of each investment that has a fair value that is materially lower than its amortized cost and requires a high degree of management judgment and involves uncertainty. The evaluation of securities for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties.

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
the fair value of any underlying collateral;
the existence of any credit protection available;
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
consideration of rating agency actions; and
changes in estimated cash flows of residential mortgage and asset backed securities.

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

The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Three months ended March 31, 2010
Prime	2006	7.3%	7.3%	11%	11%	45%	45%
	2007	5.8%	5.8%	19%	19%	50%	50%
Alt-A	2005	6.8%	7.4%	12%	26%	45%	50%

Three months ended March 31, 2009
Prime	2007	6.4%	7.1%	8%	13%	40%	45%
Alt-A	2005	6.1%	6.6%	11%	13%	35%	45%
	2006	6.0%	6.0%	16%	16%	40%	40%
	2007	6.4%	7.5%	19%	23%	45%	45%

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

The following table summarizes other than temporary impairments for the three months ended March 31, 2010 and 2009, by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses in Other Comprehensive Income	Net OTTI Losses in Operations
		(Dollars in thousands)
Three months ended March 31, 2010
Residential mortgage backed securities	4	$(12,584)	$9,361	$(3,223)

Three months ended March 31, 2009
United States Government full faith and credit	1	$(245)	$—	$(245)
Corporate securities:
Finance	1	(583)	583	—
Insurance	1	(430)	(468)	(898)
Home building	2	(420)	(118)	(538)
Residential mortgage backed securities	11	(44,203)	41,956	(2,247)
Common and preferred stocks:
Finance	6	(8,110)	—	(8,110)
Real estate	2	(1,400)	—	(1,400)
	24	$(55,391)	$41,953	$(13,438)

The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(82,930)	$(34,229)
Credit losses on securities for which OTTI has not previously been recognized	(2,419)	(2,492)
Additional credit losses on securities for which OTTI has previously been recognized	(804)	(1,436)
Accumulated losses on securities that were disposed of during the period	1,622	—
	$(84,531)	$(38,157)

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security for securities that are part of our investment portfolio at March 31, 2010 and December 31, 2009:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
March 31, 2010
Corporate fixed maturity securities	$25,327	$(9,469)	$11,353	$27,211
Residential mortgage backed securities	873,992	(214,605)	27,669	687,056
Equity securities:
Finance, insurance and real estate	29,832	—	11,784	41,616
	$929,151	$(224,074)	$50,806	$755,883
December 31, 2009
Corporate fixed maturity securities	$25,603	$(9,488)	$7,763	$23,878
Residential mortgage backed securities	809,632	(205,245)	11,809	616,196
Equity securities:
Finance, insurance and real estate	34,645	—	13,045	47,690
	$869,880	$(214,733)	$32,617	$687,764

4. Mortgage Loans on Real Estate

Our mortgage loan portfolio totaled $2.5 billion at March 31, 2010 and December 31, 2009, respectively, with commitments outstanding of $35.8 million at March 31, 2010. The portfolio consists of commercial mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. The mortgage loan portfolio is summarized by geographic region and property type as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$548,648	22.4%	$555,294	22.7%
Middle Atlantic	166,768	6.8%	168,246	6.9%
Mountain	392,903	15.9%	388,940	15.9%
New England	44,065	1.8%	44,541	1.8%
Pacific	227,096	9.2%	216,382	8.8%
South Atlantic	471,841	19.1%	463,773	18.9%
West North Central	410,765	16.7%	410,883	16.8%
West South Central	199,889	8.1%	201,719	8.2%
	$2,461,975	100.0%	$2,449,778	100.0%
Property type distribution
Office	$669,305	27.1%	$664,397	27.1%
Medical Office	144,366	5.9%	145,390	5.9%
Retail	566,451	23.0%	564,023	23.0%
Industrial/Warehouse	607,595	24.5%	606,317	24.8%
Hotel	150,256	6.3%	155,594	6.4%
Apartment	127,297	5.2%	122,854	5.0%
Mixed use/other	196,705	8.0%	191,203	7.8%
	$2,461,975	100.0%	$2,449,778	100.0%

We evaluate our mortgage loan portfolio for the purpose of determining the need to establish a loan loss reserve. We accomplish this by specific identification of impaired loans and the measurement of an estimated loss for each individual loan identified. In addition, we analyze the mortgage loan portfolio for the need of a general loan allowance for probable losses on all other loans. The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. Based upon this process and analysis, we have determined that no general loan loss allowance was necessary. A mortgage loan is impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We recorded impairment losses of $4.1 million on two mortgage loans with outstanding principal due totaling $9.5 million during the three months ended March 31, 2010, and no impairment losses for the three months ended March 31, 2009. In addition, during the three months ended March 31, 2010, one mortgage loan was satisfied by taking ownership of the real estate serving as collateral on the loan, which had an outstanding principal amount due of $2.9 million, which is net of a specific loan loss allowance of $0.2 million that was recognized in a prior period.

A summary of impaired commercial mortgage loans as of March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Impaired mortgage loans with allowances	$22,052	$15,869
Impaired mortgage loans with no allowance for losses	83,396	53,740
Allowance for probable loan losses	(9,161)	(5,266)
Net carrying value of impaired mortgage loans	$96,287	$64,343

Mortgage loans summarized in the preceding table represent all loans that we are either not currently collecting or those we feel it is probable we will not collect all amounts due according to the contractual terms of the loan agreements (all loans that we have worked with the borrower to alleviate short-term cash flow issues and delinquent loans at the reporting date). We have not recognized an allowance on any impaired mortgage loans for which we have modified payment terms and the present value of expected future cash flows (discounted at each loan's original interest rate) is equal to or greater than the present value of the remaining contractual cash flows of the original loan.

5. Derivative Instruments

We recognize all derivative instruments as assets or liabilities in the consolidated balance sheets at fair value. None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations.

The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the unaudited consolidated balance sheets are as follows:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Assets
Derivative Instruments
Call options	$497,469	$479,272
	$497,469	$479,272
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$1,526,117	$1,375,866
Other liabilities
Interest rate swaps	2,541	1,891
	$1,528,658	$1,377,757

The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended March 31,
	2010	2009
Change in fair value of derivatives:
Call options	$83,302	$(43,273)
Interest rate swaps	(1,287)	(550)
	$82,015	$(43,823)
Change in fair value of embedded derivatives:
Fixed index annuities	$63,875	$14,183

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

Our strategy attempts to mitigate any potential risk of loss under these agreements through a regular monitoring process which evaluates the program's effectiveness. We do not purchase call options that would require payment or collateral to another institution and our call options do not contain counterparty credit-risk-related contingent features. We are exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, we purchase our option contracts from multiple counterparties and evaluate the creditworthiness of all counterparties prior to purchase of the contracts. All of these options have been purchased from nationally recognized financial institutions with a Standard and Poor's credit rating of A- or higher at the time of purchase and the maximum credit exposure to any single counterparty is subject to concentration limits. We also have credit support agreements with several counterparties that allow us to request the counterparty to provide collateral to us when the fair value of our exposure to the counterparty exceeds specified amounts.

The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

		March 31, 2010		December 31, 2009
Counterparty	Credit Rating	Notional Amount	Fair Value	Notional Amount	Fair Value
		(Dollars in thousands)
Bank of America	A+	$796	$—	$796	$—
BNP Paribas	AA	1,550,776	101,897	1,647,627	101,888
Lehman	NR	805	—	1,437	—
Bank of New York	AA-	96,650	4,998	112,193	6,153
Credit Suisse	A+	2,480,405	154,044	2,711,027	163,321
Barclays	AA-	464,465	16,288	258,853	10,082
SunTrust	BBB+	333,258	20,828	427,572	27,735
Wells Fargo	AA	1,404,838	80,545	1,189,234	70,746
J.P. Morgan	AA-	2,186,034	115,166	1,648,394	99,347
UBS	A+	126,142	3,703	—	—
		$8,644,169	$497,469	$7,997,133	$479,272

As of March 31, 2010 and December 31, 2009, we held $321.1 million and $346.1 million, respectively, of cash and cash equivalents received from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $182.4 million and $149.5 million at March 31, 2010 and December 31, 2009, respectively.

We had unsecured counterparty exposure in connection with options purchased from affiliates of Lehman Brothers ("Lehman") which declared bankruptcy during the third quarter of 2008. Except for three options expiring in the second quarter of 2010 which are unlikely to be in the money at expiration, all options purchased from affiliates of Lehman had expired as of March 31, 2010. The amount of option proceeds due on expired options which had been purchased from Lehman that we did not receive payment on for the three months ended March 31, 2009 was $2.9 million. No amount has been recognized for any recovery of these amounts that may result from our claim in Lehman's bankruptcy proceedings.

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

Details regarding the interest rate swaps are as follows:

	Notional		Pay		March 31, 2010	December 31, 2009
Maturity Date	Amount	Receive Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
September 15, 2010	20,000	*LIBOR (a)	5.19	Bank of America	(96)	(142)
April 7, 2011	20,000	*LIBOR (a)	5.23	Bank of America	(247)	(290)
October 15, 2011	15,000	**LIBOR	1.54	SunTrust	(218)	(144)
October 31, 2011	30,000	**LIBOR	1.51	SunTrust	(400)	(241)
October 31, 2011	30,000	**LIBOR	1.61	SunTrust	(453)	(301)
October 31, 2011	75,000	**LIBOR	1.77	SunTrust	(1,127)	(773)
	$190,000				$(2,541)	$(1,891)
_________________________________________
* - three month London Interbank Offered Rate
** - one month London Interbank Offered Rate
(a) - subject to a floor of 4.25%

6. Income Taxes

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

7. Notes Payable

The liability and equity components of our contingent convertible senior notes included in notes payable are accounted for separately as a liability component and an equity component in the consolidated balance sheets. The liability component and equity component are as follows:

	March 31, 2010		December 31, 2009
	December 2029 Notes	December 2024 Notes	December 2029 Notes	December 2024 Notes
	(Dollars in thousands)
Notes payable:
Principal amount of liability component	$115,839	$81,152	$115,839	$81,152
Unamortized discount	(25,527)	(3,507)	(26,542)	(3,982)
Net carrying amount of liability component	$90,312	$77,645	$89,297	$77,170

Additional paid-in capital:
Carrying amount of equity component	$15,586	$22,637	$15,586	$22,637

The discount is being amortized over the expected life of the notes, which is December 15, 2011 for the 2024 notes and December 15, 2014 for the 2029 notes. The expected life of the notes are based on the dates at which we may redeem the notes or the holders may require us to repurchase the notes. The effective interest rates are 8.5% and 11.8% on the 2024 notes and the 2029 notes, respectively. The interest cost recognized in operations for the 2024 notes, inclusive of the 5.25% coupon and amortization of the discount and debt issue costs, was $1.6 million and $3.5 million for the three months ended March 31, 2010 and 2009 , respectively. The interest cost recognized in operations for the 2029 notes was $2.6 million for the three months ended March 31, 2010.

We are required to include the dilutive effect of the contingent convertible senior notes in our diluted earnings per share calculation. Because the notes include a mandatory cash settlement feature for the principal amount, incremental dilutive shares will only exist when the average fair value of our common stock for a reporting period exceeds the conversion price per share of $14.24 for the 2024 notes and $9.69 for the 2029 notes.

8. Contingencies

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

We are a defendant in two cases seeking class action status, including (i) Stephens v. American Equity Investment Life Insurance Company, et. al., in the San Luis Obispo Superior Court, San Francisco, California (complaint filed November 29, 2004) (the "SLO Case") and (ii) McCormack, et al. v. American Equity Investment Life Insurance Company, et al., in the United States District Court for the Central District of California, Western Division and Anagnostis v. American Equity, et al., coordinated in the Central District, entitled, In Re: American Equity Annuity Practices and Sales Litigation, in the United States District Court for the Central District of California, Western Division (complaint filed September 7, 2005) (the "Los Angeles Case").

The plaintiffs in the SLO Case seek to represent a class of individuals who are California residents and who either purchased their annuity from us through a co-defendant marketing organization or who purchased one of a defined set of particular annuities issued by us. The named plaintiffs in this case are: Chalys M. Stephens and John P. Stephens. Plaintiffs seek injunctive relief and restitution on behalf of all class members under California Business & Professions Code section 17200 et seq.; compensatory damages for breach of contract and breach of fiduciary duty; other pecuniary damages under California Civil Code section 1750 and California Welfare & Institutions Codes section 15600 et seq.; and punitive damages under common law causes of action for fraud and breach of the covenant of good faith and fair dealing. On November 3, 2008, the court issued an order certifying the class. We are vigorously defending the underlying allegations and may seek to decertify the entire class after further discovery into the merits of the case. Trial in this matter has been set for September 2010.

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

9. Sale of Our Common Stock

On August 20, 2009, we entered into distribution agreements with Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC (“FPK”) and Sandler O’Neill & Partners, L.P. ("Sandler O'Neill"). On December 3, 2009, Macquarie Capital (USA) Inc. ("Macquarie Capital") assumed all of FPK's rights and obligations under our distribution agreement with FPK. Under the distribution agreements, we can offer and sell shares of our common stock up to an aggregate offering price of $50 million. From January 1, 2010 through March 31, 2010, we did not sell any of our common stock pursuant to these distribution agreements. From August 20, 2009 through September 30, 2009, we sold 132,300 shares of our common stock, resulting in gross proceeds to us of $1.1 million. The offering of shares of our common stock pursuant to the distribution agreements will terminate upon the earlier of (1) the sale of all shares of common stock subject to the distribution agreements and (2) the termination of the distribution agreements by us or by Macquarie Capital or Sandler O'Neill.

10. Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands, except per share data)
Numerator:
Net income - numerator for earnings per common share	$14,885	$26,475
Interest on convertible subordinated debentures (net of income tax benefit)	259	259
Numerator for earnings per common share - assuming dilution	$15,144	$26,734

Denominator:
Weighted average common shares outstanding (1)	58,224,964	52,964,799
Effect of dilutive securities:
Convertible subordinated debentures	2,734,528	2,734,528
Stock options and deferred compensation agreements	178,158	377
Denominator for earnings per common share - assuming dilution	61,137,650	55,699,704

Earnings per common share	$0.26	$0.50
Earnings per common share - assuming dilution	$0.25	$0.48
_____________________________
(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.

Options to purchase shares of the Company's common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
Three months ended March 31, 2010	1,918,789	$8.75 - $14.34
Three months ended March 31, 2009	1,963,888	$8.67 - $14.34

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis reviews our unaudited consolidated financial position at March 31, 2010, and the unaudited consolidated results of operations for the three month periods ended March 31, 2010 and 2009, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

customer response to new products and marketing initiatives;
changes in Federal income tax laws and regulations which may affect the relative income tax advantages of our products;
increasing competition in the sale of annuities;

regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products; and

the risk factors or uncertainties listed from time to time in our filings with the SEC.

For a detailed discussion of these and other factors that might affect our performance, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

We specialize in the sale of individual annuities (primarily deferred annuities) and, to a lesser extent, we also sell life insurance policies. Under U.S. generally accepted accounting principles ("GAAP"), premium collections for deferred annuities are reported as deposit liabilities instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liabilities for policyholder account balances and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from policyholder account balances, net realized gains on investments, excluding other than temporary impairment losses, and changes in fair value of derivatives. Components of expenses for products accounted for as deposit liabilities are interest sensitive and index product benefits (primarily interest credited to account balances), changes in fair value of embedded derivatives, amortization of deferred policy acquisition costs and deferred sales inducements, other operating costs and expenses and income taxes.

Annuity deposits by product type collected during the three months ended March 31, 2010 and 2009, were as follows:

	Three Months Ended March 31,
Product Type	2010	2009
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$403,124	$244,530
Fixed strategy	337,782	354,746
	740,906	599,276
Fixed rate annuities:
Single-year rate guaranteed	52,768	10,450
Multi-year rate guaranteed	53,181	43,407
	105,949	53,857
Total before coinsurance ceded	846,855	653,133
Coinsurance ceded (a)	189,122	104,173
Net after coinsurance ceded (a)	$657,733	$548,960
 _____________________________
(a)	2009 amount is pro forma for fixed index annuity deposits subsequently ceded on July 1, 2009.

Annuity deposits before coinsurance ceded increased 30% during the first quarter of 2010 compared to the same period in 2009. We attribute this increase to several factors, including our continued strong relationships with our national marketing organizations and field force of licensed, independent insurance agents, the increased attractiveness of safe money products in volatile markets, lower interest rates on competing products such as bank certificates of deposit and product enhancements including a new generation of guaranteed income withdrawal benefit riders. In addition, we continue to benefit from the actions of several competitors who have been less aggressive in marketing their products than in prior periods. The extent to which this trend will continue is uncertain.

As reported in our 2009 filings, we undertook several actions in 2009 to manage our statutory capital position to facilitate growth. These actions included a restructuring of commission payments to agents, an amendment to a reinsurance agreement to expand such agreement to cover certain policy forms that were not in existence when the agreement was executed and the entry into two funds withheld coinsurance agreements to reinsure a portion of our 2009 sales. Under the 2009 coinsurance agreements we ceded to the reinsurer 20% of annuity deposits received in 2009 and the first quarter of 2010 from our two top selling fixed index annuity products and 80% of the annuity deposits received after June 30, 2009 from a multi-year rate guaranteed fixed annuity product. The agreement to cede 80% of the annuity deposits from the multi-year rate guaranteed fixed annuity product is ongoing. Effective April 1, 2010 we are retaining 100% of our fixed index annuity deposits and no longer ceding any portion of those annuity deposits to the reinsurer. We believe our existing statutory capital and surplus and the statutory surplus we expect to generate internally through statutory earnings will support a higher level of new business growth than in previous years. However, while we have the capital resources to accept more business than was sold in 2009, our capacity is not unlimited and sales growth must be matched with available resources to maintain desired financial strength ratings from credit rating agencies and in particular, A.M. Best Company. Should sales growth accelerate to levels that cannot be support by internal capital generation, we would intend to obtain capital from external sources to facilitate such growth.

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread". Our investment spread is summarized as follows:

	Three Months Ended March 31,
	2010	2009
Average yield on invested assets	6.13%	6.30%

Cost of money:
Aggregate	2.96%	3.33%
Cost of money for fixed index annuities	2.91%	3.31%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.26%	3.26%
Multi-year rate guaranteed	3.78%	3.88%

Investment spread:
Aggregate	3.17%	2.97%
Fixed index annuities	3.22%	2.99%
Fixed rate annuities:
Annually adjustable	2.87%	3.04%
Multi-year rate guaranteed	2.35%	2.42%

The cost of money for fixed index annuities and average crediting rates for fixed rate annuities are computed based upon policyholder account balances and do not include the impact of amortization of deferred sales inducements. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2009. With respect to our fixed index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate strategy, expenses we incur to fund the annual index credits and where applicable, minimum guaranteed interest credited. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities and Financial Condition - Derivative Instruments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Results of Operations

Three Months Ended March 31, 2010 and 2009

Net income decreased 44% to $14.9 million in the first quarter of 2010 compared to $26.5 million for the same period in 2009.

Net income has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. Average annuity account values outstanding increased 16% for the three months ended March 31, 2010 compared to March 31, 2009. Our investment spread measured on a percentage basis was 3.17% and 2.97% for the three months ended March 31, 2010 and 2009, respectively. The increase in investment spread primarily resulted from a lower aggregate cost of money on our fixed index annuities. The lower cost of money for fixed index annuities during 2010 was due to lower costs of options purchased to fund the annual index credits on fixed index annuities and lower rates for the fixed rate strategy in fixed index annuities.

The comparability of the amounts is significantly impacted by net realized gains on investments and net impairment losses on investments recognized in operations, the impact of fair value accounting for fixed index annuity derivatives and embedded derivatives and the impact of a counterparty default on expired derivatives contracts. We estimate that these items increased (decreased) net income as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Realized gains on investments and net impairment losses recognized in operations	$2,369	$678
Change in fair value of fixed index annuity derivatives and embedded derivatives	(12,883)	3,696
Effect of counterparty default	—	1,132

Net realized gains on investments and net impairment losses recognized in operations fluctuate from period to period based upon changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other than temporary impairments. The amounts disclosed above are net of related reductions in amortization of deferred sales inducements and deferred policy acquisition costs and income taxes. The income tax benefit related to net realized gains on investments and net impairment losses recognized in operations for the three months ended March 31, 2009 includes a benefit of $3.6 million for the reduction of the deferred tax valuation allowance related to other than temporary impairments and capital loss carryforwards established in 2008.

Amounts attributable to the fair value accounting for fixed index annuity derivatives and embedded derivatives fluctuate from period to period based upon changes in the fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in the interest rates used to discount the embedded derivative liability. The amounts disclosed above are net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and income taxes. The changes in the impact from this item disclosed above relate primarily to changes in the interest rates used to discount the embedded derivative liabilities. The discount rates are based on risk-free interest rates adjusted for our nonperformance risk. These rates decreased during the three months ended March 31, 2010, resulting in a decrease in net income for that period and increased during the three months ended March 31, 2009, resulting in an increase in net income for that period.

Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for living income benefit riders) increased 3% to $15.5 million for the first quarter of 2010 compared to $15.1 million for the same period in 2009. The increase was principally due to an increase in withdrawals subject to surrender charges. Withdrawals from annuity and single premium universal life policies subject to surrender charges were $105.2 million and $93.3 million for the three months ended March 31, 2010 and 2009, respectively. The average surrender charge collected on withdrawals subject to a surrender charge was 13.1% and 16.0% for the three months ended March 31, 2010 and 2009, respectively.

Net investment income increased 10% to $242.9 million in the first quarter of 2010 compared to $220.7 million for the same period in 2009. The increase was principally attributable to the growth in our annuity business and a corresponding increase in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 13% to $15.9 billion for the three months ended March 31, 2010 compared to $14.0 billion for the same period in 2009, while the average yield earned on average invested assets was 6.13% and 6.30% for the three months ended March 31, 2010 and 2009, respectively. The decrease in yield earned on average invested assets was attributable to a lag in reinvestment of proceeds from bonds called for redemption during the first quarter of 2010 into new assets causing excess liquidity. Based on yields received for purchases of fixed maturity securities during the first quarter of 2010, we estimate that approximately $4.9 million in net investment income was foregone as a result of the excess liquidity and the average yield on invested assets for the first quarter of 2010 would have been 6.25% if such income had been earned.

Change in fair value of derivatives (principally call options purchased to fund annual index credits on fixed index annuities) is affected by the performance of the indices upon which our options are based and the aggregate cost of options purchased. The components of change in fair value of derivatives are as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$78,381	$(58,919)
Change in unrealized gain/loss	4,921	15,646
Interest rate swaps	(1,287)	(550)
	$82,015	$(43,823)

The differences between the change in fair value of derivatives between periods are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation for options expiring during the three months ended March 31, 2010 and 2009 is as follows:

Three Months Ended March 31,
	2010	2009
S&P 500 Index
Point-to-point strategy	19.7% - 68.6%	0.0% - 0.0%
Monthly average strategy	1.5% - 51.2%	0.0% - 0.0%
Monthly point-to-point strategy	0.0% - 23.4%	0.0% - 0.0%
Lehman Brothers U.S. Aggregate and U.S. Treasury indices	0.0% - 9.8%	1.6% - 4.2%

Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the fixed index annuity policies (caps, participation rates and asset fees) which allow us to manage the cost of the options purchased to fund the annual index credits. The change in fair value of derivatives is also influenced by the aggregate costs of options purchased. The aggregate cost of options has increased primarily due to an increased amount of fixed index annuities in force. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. Costs for options purchased during the three months ended March 31, 2010 decreased compared to the same period in 2009 due to lower volatility in equity markets. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2009.

We had unsecured counterparty exposure in connection with options purchased from affiliates of Lehman Brothers (Lehman) which declared bankruptcy during the third quarter of 2008. Except for three options expiring in the second quarter 2010 which are unlikely to be in the money at expiration, all options purchased from Lehman have expired as of March 31, 2010. The amount of option proceeds due on expired options purchased from Lehman that we did not receive payment on during the first quarter of 2009 was $2.9 million. No amount has been recognized for any recovery of this amount that may result from our claim in Lehman's bankruptcy proceedings.

Net realized gains on investments, excluding OTTI losses include gains and losses on the sale of securities and impairment losses on mortgage loans on real estate which fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investments. The components of realized gains on investments for the three months ended March 31, 2010 and 2009 are set forth in the table that follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$7,894	$810
Gross realized losses	(129)	(53)
	7,765	757
Equity securities:
Gross realized gains	6,207	3
Mortgage loans on real estate:
Impairment losses	(4,069)	—
	$9,903	$760

Gross realized gains increased in 2010 due to tax planning strategies to generate taxable capital gains that will permit deductions of capital losses for income tax purposes. Gross realized losses primarily relate to securities that experienced credit events resulting in the decision to sell the securities at a loss. See Financial Conditions - Investments for additional discussion of impairment losses recognized on mortgage loans on real estate.

Net OTTI losses recognized in operations decreased to $3.2 million in the first quarter of 2010 compared to $13.4 million for the same period in 2009. See Financial Condition - Investments for additional discussion of write downs of securities for other than temporary impairments.

Interest sensitive and index product benefits increased 229% to $196.9 million in the first quarter of 2010 compared to $59.8 million for the same period in 2009. The components of interest credited to account balances are summarized as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Index credits on index policies	$133,559	$7,364
Interest credited (including changes in minimum guaranteed interest for index annuities)	62,198	52,399
Living income benefit rider	1,112	—
	$196,869	$59,763

The changes in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $125.4 million and $2.3 million for the three months ended March 31, 2010 and 2009, respectively. Proceeds for the three months ended March 31, 2009 were adversely affected by the Lehman defaults as discussed above. The increase in interest credited was due to an increase in the average amount of annuity liabilities outstanding receiving a fixed rate of interest. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 16% during the three months ended March 31, 2010 to $16.8 billion from $14.4 billion during the same period in 2009.

Amortization of deferred sales inducements decreased 5% to $13.1 million in the first quarter of 2010 compared to $13.7 million for the same period in 2009. In general, amortization of deferred sales inducements has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 95% and 88% of our net annuity deposits during the three months ended March 31, 2010 and 2009, respectively. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains on investments and net OTTI losses recognized in operations.

Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options) because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceeds ten years. The gross profit adjustments resulting from fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business decreased amortization by $10.9 million in the first quarter of 2010 and increased amortization by an immaterial amount in the first quarter of 2009. The gross profit adjustments from net realized gains on investments and net OTTI losses recognized in operations increased amortization by $1.3 million for the three months ended March 31, 2010 and decreased amortization by $3.4 million for the same period in 2009. Excluding the amortization amounts attributable to fair value accounting for derivatives and embedded derivatives, net realized gains on investments and net OTTI losses recognized in operations, amortization for the three months ended March 31, 2010 would have been $22.8 million compared to $17.1 million for the same period in 2009. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2009.

Change in fair value of embedded derivatives was an increase of $63.9 million in the first quarter of 2010 compared to $14.2 million for the same period in 2009. The increases resulted from (i) increases in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund these index credits discussed above in change in fair value of derivatives; (ii) decreases in discount rates used in estimating our liability for policy growth; and (iii) the growth in the host component of the policy liability. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2009. The primary reason for the increase in fair value of the embedded derivatives in the first quarter of 2010 compared to the first quarter of 2009 was decreases in the discount rates used in estimating our liability for policy growth.

Interest expense on notes payable increased 9% to $4.7 million in the first quarter of 2010 compared to $4.3 million for the same period in 2009. This increase was primarily due to the December 2009 issuance of an additional $52.2 million of 5.25% contingent convertible notes and a higher effective rate of interest on $63.6 million principal amount of 5.25% contingent convertible senior notes that were issued in December 2009 in exchange for the same principal amount of another issue of 5.25% contingent convertible notes. The increase in interest expense on the 5.25% contingent convertible notes was partially offset by a decrease in interest expense on borrowings under our revolving lines of credit with banks. The weighted average interest on the bank credit facility was 1.03% and 3.04% for the three months ended March 31, 2010 and 2009, respectively, and average borrowings outstanding were $150.0 million and $76.7 million for the same periods, respectively.

Interest expense on subordinated debentures decreased 12% to $3.7 million in the first quarter of 2010 compared to $4.2 million for the same period in 2009. This decrease was primarily due to decreases in the weighted average interest rate on the outstanding subordinated debentures which were 5.41% and 6.20% for the first quarter of 2010 and 2009, respectively. The weighted average interest rates have decreased because $149.0 million principal amount of the subordinated debentures have a floating rate of interest based upon the three month London Interbank Offered Rate plus an applicable margin. See Financial Condition - Liabilities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2009.

Interest expense on amounts due under repurchase agreements was $0.2 million for the first quarter of 2009. There were no amounts outstanding during the first quarter of 2010. The weighted average interest rate was 0.5% for the three months ended March 31, 2009, and average borrowings outstanding was $207.5 million for the first quarter of 2009.

Amortization of deferred policy acquisition costs decreased 21% to $27.3 million in the first quarter of 2010 compared to $34.6 million for the same period in 2009. In general, amortization of deferred policy acquisition costs has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains on investments and net OTTI losses recognized in operations.

As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The gross profit adjustments resulting from fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business decreased amortization by $18.7 million in the first quarter of 2010 and increased amortization by $1.0 million for the same period in 2009. The gross profit adjustment from net realized gains on investments and net OTTI losses recognized in operations increased amortization by $1.8 million for the three months ended March 31, 2010 and decreased amortization by $4.8 million for the same period in 2009. Excluding the amortization amounts attributable to fair value accounting for derivatives, net realized gains on investments and net OTTI losses recognized in operations, amortization for the three months ended March 31, 2010 would have been $44.2 million compared to $38.4 million for the same period in 2009.

Other operating costs and expenses increased 11% to $16.0 million in the first quarter of 2010 compared to $14.5 million for the same period in 2009. This increase was principally attributable to an increase salaries and benefits of $2.6 million, offset by a decrease in legal expense of $1.2 million. The increase in salaries and benefits for the first quarter of 2010 was primarily due to an increase in the number of employees due to the growth in our business. Also, we recorded compensation expense of $0.8 million related to the grant of stock options to several retirement eligible employees and post employment benefit expense of $0.5 million related to an amendment to a post employment benefit agreement with our Executive Chairman, David J. Noble. The decrease in legal expense is primarily related to a decrease in the cost of on going litigation.

Income tax expense decreased 9% to $7.8 million in the first quarter of 2010 compared to $8.5 million for the same period in 2009. This decrease was primarily due to the decrease in income before income taxes. The effective tax rates were 34.3% and 24.4% for the three months ended March 31, 2010 and 2009, respectively. The effective tax rate for the first quarter of 2010 was less than the applicable statutory federal income tax rate of 35% due to state income tax benefits attributable to losses in the non-life subgroup. The effective tax rate for the first quarter of 2009 was less than the applicable statutory federal income tax rate of 35% primarily due to a decrease in the deferred tax valuation allowance established in 2008 for other than temporary impairments and capital loss carryforwards which decreased income tax expense in the first quarter of 2009 by $3.6 million. This decrease was primarily due to an increase in anticipated future taxable income from capital gain sources, offset in part by a smaller increase in the amount of other than temporary impairments that give rise to the deferred income tax asset for which a valuation allowance is necessary.

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

Insurance statutes regulate the type of investments that our life subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and our business and investment strategy, we generally seek to invest in United States government and government-sponsored agency securities and corporate securities rated investment grade by established nationally recognized statistical rating organizations ("NRSRO's") or in securities of comparable investment quality, if not rated and commercial mortgage loans on real estate.

The composition of our investment portfolio is summarized in the table below:

	March 31, 2010		December 31, 2009
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$3,424	—%	$3,310	—%
United States Government sponsored agencies	5,998,278	36.5%	5,557,971	36.2%
United States municipalities, states and territories	528,379	3.2%	355,634	2.3%
Corporate securities	4,330,454	26.3%	3,933,198	25.6%
Residential mortgage backed securities	2,535,621	15.4%	2,489,101	16.2%
Total fixed maturity securities	13,396,156	81.4%	12,339,214	80.3%
Equity securities	87,981	0.5%	93,086	0.6%
Mortgage loans on real estate	2,461,975	15.0%	2,449,778	15.9%
Derivative instruments	497,469	3.0%	479,272	3.1%
Other investments	15,565	0.1%	12,760	0.1%
	$16,459,146	100.0%	$15,374,110	100.0%

During the three months ended March 31, 2010 and 2009, we received $1.3 billion and $1.0 billion, respectively, in redemption proceeds related to calls of our callable United States Government sponsored agency securities, of which $616.3 million and $588.6 million, respectively, were classified as held for investment. We reinvested the proceeds from these redemptions primarily in United States Government sponsored agencies, corporate fixed maturity securities and residential mortgage backed securities classified as available for sale. At March 31, 2010, 50% of our fixed income securities have call features and 8% were subject to call redemption. Another 26% will become subject to call redemption during the remainder of 2010.

Fixed Maturity Securities

Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient return on our investments. We have over 44% of our fixed maturities invested in U.S. federal government sponsored agency securities (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association make up the majority), which are an excellent source of dependable income and are of high credit quality. Since 2007 we have built a portfolio of residential mortgage backed securities ("RMBS") that provide our portfolio a source of regular cash flow and higher yielding assets than our agency securities. The remainder of our fixed maturity portfolio is mostly made up of publicly traded and privately placed bonds and redeemable preferred stocks.

A summary of our fixed maturity securities by NRSRO ratings is as follows:
	March 31, 2010		December 31, 2009
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$9,431,356	70.4%	$8,666,467	70.2%
Baa	2,720,315	20.3%	2,442,897	19.8%
Total investment grade	12,151,671	90.7%	11,109,364	90.0%
Ba	335,494	2.5%	367,427	3.0%
B	343,348	2.6%	358,288	2.9%
Caa and lower	546,725	4.1%	481,389	3.9%
In or near default	18,918	0.1%	22,746	0.2%
Total below investment grade	1,244,485	9.3%	1,229,850	10.0%
	$13,396,156	100%	$12,339,214	100.0%

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

The table below presents our fixed maturity securities by NAIC designation:

	March 31, 2010				December 31, 2009
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$10,307,998	$10,258,514	$10,257,259	76.5%	$9,495,015	$9,370,647	$9,374,900	76.0%
2	2,711,821	2,743,291	2,743,291	20.5%	2,571,815	2,555,826	2,555,826	20.7%
3	389,552	313,802	340,780	2.5%	409,860	315,948	344,914	2.8%
4	27,026	24,236	24,236	0.2%	24,375	20,799	20,799	0.2%
5	5,993	7,650	7,650	0.1%	21,013	20,749	20,749	0.1%
6	25,308	22,940	22,940	0.2%	25,685	22,026	22,026	0.2%
	$13,467,698	$13,370,433	$13,396,156	100.0%	$12,547,763	$12,305,995	$12,339,214	100.0%

A summary of our RMBS by collateral type and split by NAIC designation, as well as a separate summary of securities for which we have recognized OTTI and those which we have not yet recognized any OTTI is as follows:

		March 31, 2010			December 31, 2009
Collateral Type	NAIC Designation	Principal Amount	Amortized Cost	Fair Value	Principal Amount	Amortized Cost	Fair Value
		(Dollars in thousands)
OTTI has not been recognized
Government agency	1	$68,217	$67,455	$72,284	$69,496	$68,715	$72,306
Prime	1	1,713,832	1,602,181	1,619,615	1,713,391	1,595,502	1,585,337
	2	127,337	126,596	106,156	127,951	127,210	106,395
	3	1,474	1,471	981	1,474	1,471	977
Alt-A	1	14,253	12,912	11,324	93,963	87,071	70,749
	2	46,456	47,282	38,206	46,456	47,301	38,030
		$1,971,569	$1,857,897	$1,848,566	$2,052,731	$1,927,270	$1,873,794
OTTI has been recognized
Prime	1	$190,038	$171,567	$140,038	$173,149	$156,108	$126,301
	2	221,188	210,518	159,879	223,473	212,221	156,522
	3	45,001	43,207	35,903	60,965	58,965	44,853
Alt-A	1	273,389	235,361	193,767	194,682	164,402	127,341
	2	111,571	96,537	73,881	111,673	96,700	75,557
	3	130,979	112,247	80,778	134,085	115,522	81,922
	6	5,237	4,554	2,809	5,394	4,701	2,811
		$977,403	$873,991	$687,055	$903,421	$808,619	$615,307
Total by collateral type
Government agency		$68,217	$67,455	$72,284	$69,496	$68,715	$72,306
Prime		2,298,870	2,155,540	2,062,572	2,300,403	2,151,477	2,020,385
Alt-A		581,885	508,893	400,765	586,253	515,697	396,410
		$2,948,972	$2,731,888	$2,535,621	$2,956,152	$2,735,889	$2,489,101
Total by NAIC designation
	1	$2,259,729	$2,089,476	$2,037,028	$2,244,681	$2,071,798	$1,982,034
	2	506,552	480,933	378,122	509,553	483,432	376,504
	3	177,454	156,925	117,662	196,524	175,958	127,752
	6	5,237	4,554	2,809	5,394	4,701	2,811
		$2,948,972	$2,731,888	$2,535,621	$2,956,152	$2,735,889	$2,489,101

The amortized cost and estimated fair value of fixed maturity securities by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our residential mortgage backed securities provide for periodic payments throughout their lives and are shown below as a separate line.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in thousands)
March 31, 2010
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	453,158	487,804	—	—
Due after five years through ten years	1,370,177	1,504,166	—	—
Due after ten years through twenty years	1,904,894	1,906,244	505,000	505,669
Due after twenty years	5,977,091	5,931,831	525,490	499,098
	9,705,320	9,830,045	1,030,490	1,004,767
Residential mortgage backed securities	2,731,888	2,535,621	—	—
	$12,437,208	$12,365,666	$1,030,490	$1,004,767
December 31, 2009
Due in one year or less	$18,948	$18,656	$—	$—
Due after one year through five years	446,487	467,458	—	—
Due after five years through ten years	1,333,196	1,446,348	—	—
Due after ten years through twenty years	1,449,264	1,450,402	555,000	549,461
Due after twenty years	4,928,896	4,832,166	1,080,083	1,052,403
	8,176,791	8,215,030	1,635,083	1,601,864
Residential mortgage backed securities	2,735,889	2,489,101	—	—
	$10,912,680	$10,704,131	$1,635,083	$1,601,864

Unrealized Losses

The amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
		(Dollars in thousands)
March 31, 2010
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$312	$(6)	$306
United States Government sponsored agencies	25	3,906,200	(101,703)	3,804,497
United States municipalities, states and territories	31	116,788	(2,446)	114,342
Corporate securities:
Finance, insurance and real estate	57	389,792	(37,160)	352,632
Manufacturing, construction and mining	31	213,135	(7,424)	205,711
Utilities and related sectors	44	267,244	(11,991)	255,253
Wholesale/retail trade	14	61,946	(3,973)	57,973
Services, media and other	15	77,891	(3,270)	74,621
Residential mortgage backed securities	107	1,616,939	(263,421)	1,353,518
	326	$6,650,247	$(431,394)	$6,218,853

Fixed maturity securities, held for investment:
Corporate security:
Finance, insurance and real estate	1	$75,682	$(26,977)	$48,705

Equity securities, available for sale:
Finance, insurance and real estate	9	$26,657	$(1,358)	$25,299

December 31, 2009
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$338	$(6)	$332
United States Government sponsored agencies	27	3,026,593	(118,388)	2,908,205
United States municipalities, states and territories	32	114,232	(2,263)	111,969
Corporate securities:
Finance, insurance and real estate	68	443,859	(50,555)	393,304
Manufacturing, construction and mining	28	178,642	(10,462)	168,180
Utilities and related sectors	36	226,604	(13,156)	213,448
Wholesale/retail trade	17	80,599	(5,423)	75,176
Services, media and other	17	113,308	(5,324)	107,984
Residential mortgage backed securities	109	1,719,481	(306,372)	1,413,109
	336	$5,903,656	$(511,949)	$5,391,707

Fixed maturity securities, held for investment:
United States Government sponsored agencies	4	$365,000	$(5,900)	$359,100
Corporate security:
Finance, insurance, and real estate	1	75,649	(28,966)	46,683
	5	$440,649	$(34,866)	$405,783

Equity securities, available for sale
Finance, insurance and real estate	14	$41,948	$(3,269)	$38,679

Unrealized losses decreased $90.4 million from $550.1 million at December 31, 2009 to $459.7 million at March 31, 2010. Unrealized losses decreased by recognizing $3.2 million of credit OTTI losses on debt securities in the three months ended March 31, 2010. The remaining decrease in unrealized losses was due to improving market conditions resulting in higher fair values for many of our corporate and RMBS securities.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
March 31, 2010
1	$5,079,982	80.6%	$(240,225)	52.4%
2	898,804	14.3%	(130,749)	28.5%
3	274,661	4.4%	(79,164)	17.3%
4	24,236	0.4%	(2,790)	0.6%
5	—	—%	—	—%
6	16,852	0.3%	(5,443)	1.2%
	$6,294,535	100.0%	$(458,371)	100.0%
December 31, 2009
1	$4,577,573	78.5%	$(295,280)	54.0%
2	904,027	15.5%	(147,214)	26.9%
3	302,630	5.2%	(94,679)	17.3%
4	20,799	0.4%	(3,576)	0.7%
5	14,499	0.2%	(467)	0.1%
6	12,828	0.2%	(5,599)	1.0%
	$5,832,356	100.0%	$(546,815)	100.0%

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 336 and 355 securities, respectively) have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2010
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$306	$(6)	$—	$—	$306	$(6)
United States Government sponsored agencies	3,556,851	(81,308)	247,646	(20,395)	3,804,497	(101,703)
United States municipalities, states and territories	114,342	(2,446)	—	—	114,342	(2,446)
Corporate securities:
Finance, insurance and real estate	131,143	(4,410)	221,489	(32,750)	352,632	(37,160)
Manufacturing, construction and mining	145,298	(2,931)	60,413	(4,493)	205,711	(7,424)
Utilities and related sectors	189,227	(4,506)	66,026	(7,485)	255,253	(11,991)
Wholesale/retail trade	15,771	(67)	42,202	(3,906)	57,973	(3,973)
Services, media and other	17,188	(249)	57,433	(3,021)	74,621	(3,270)
Residential mortgage backed securities	170,556	(7,842)	1,182,962	(255,579)	1,353,518	(263,421)
	$4,340,682	$(103,765)	$1,878,171	$(327,629)	$6,218,853	$(431,394)
Held for investment:
Corporate security:
Finance, insurance and real estate	$—	$—	$48,705	$(26,977)	$48,705	$(26,977)

Equity securities, available for sale:
Finance, insurance and real estate	$2,595	$(63)	$22,704	$(1,295)	$25,299	$(1,358)

December 31, 2009
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$332	$(6)	$—	$—	$332	$(6)
United States Government sponsored agencies	2,908,205	(118,388)	—	—	2,908,205	(118,388)
United States municipalities, states and territories	111,969	(2,263)	—	—	111,969	(2,263)
Corporate securities:
Finance, insurance and real estate	154,093	(10,560)	239,211	(39,995)	393,304	(50,555)
Manufacturing, construction and mining	93,922	(2,032)	74,258	(8,430)	168,180	(10,462)
Utilities and related sectors	149,515	(5,046)	63,933	(8,110)	213,448	(13,156)
Wholesale/retail trade	35,629	(623)	39,547	(4,800)	75,176	(5,423)
Services, media and other	46,625	(512)	61,359	(4,812)	107,984	(5,324)
Residential mortgage backed securities	226,567	(22,781)	1,186,542	(283,591)	1,413,109	(306,372)
	$3,726,857	$(162,211)	$1,664,850	$(349,738)	$5,391,707	$(511,949)
Held for investment:
United States Government sponsored agencies	$359,100	$(5,900)	$—	$—	$359,100	$(5,900)
Corporate security:
Finance, insurance and real estate	—	—	46,683	(28,966)	46,683	(28,966)
	$359,100	$(5,900)	$46,683	$(28,966)	$405,783	$(34,866)

Equity securities, available for sale:
Finance, insurance and real estate	$9,802	$(147)	$28,877	$(3,122)	$38,679	$(3,269)

The following is a description of the factors causing the unrealized losses by investment category as of March 31, 2010:

United States Government sponsored agencies; and United States municipalities, states and territories: These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates. During the last fifteen months spreads on agency securities have improved; however, long term interest rates have risen by a greater amount. These securities carry yields less than those available at March 31, 2010 as the result of these rising interest rates.

Corporate securities: The unrealized losses in these securities are due partially to a rise in interest rates in 2009 as well as the continuation of wider than historic credit spreads in certain sectors of the corporate bond market. While credit spreads narrowed, several sectors remain at spreads wider than pre-crisis levels, such as financials and select economic sensitive issuers. As the result of wider spreads, these issues carry yields less than those available in the market as of March 31, 2010.

Residential mortgage backed securities: At March 31, 2010, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 36 securities with a total amortized cost basis of $508.9 million and a fair value of $400.8 million. Despite recent improvements in the capital markets, the fair values of RMBS continue at prices below amortized cost. RMBS prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.

Equity securities: The unrealized loss on equity securities, which are primarily investment grade perpetual preferred stocks with exposure to REITS, investment banks and finance companies, are due to the ongoing concerns relating to capital, asset quality and earnings stability due to the financial crisis. All of the equity securities in an unrealized loss position for 12 months or more are investment grade perpetual preferred stocks that are absent credit deterioration. A continued difficult housing market has raised concerns in regard to earnings and dividend stability in many companies which directly affect the values of these securities.

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

Approximately 81% of the unrealized losses on fixed maturity securities shown in the above table for March 31, 2010 are on securities that are rated investment grade, defined as being the highest two NAIC designations. Approximately 19% of the unrealized losses on fixed maturity securities shown in the above table for March 31, 2010 are on securities rated below investment grade. All of the securities with unrealized losses are current with respect to the payment of principal and interest.

The amortized cost and fair value of fixed maturity securities and equity securities in an unrealized loss position and the number of months in an unrealized loss position with fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher considered investment grade were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
March 31, 2010
Fixed maturity securities:
Investment grade:
Less than six months	45	$579,795	$568,911	$(10,884)
Six months or more and less than twelve months	100	3,771,427	3,683,122	(88,305)
Twelve months or greater	85	1,069,219	970,569	(98,650)
Total investment grade	230	5,420,441	5,222,602	(197,839)
Below investment grade:
Less than six months	1	4,238	4,142	(96)
Six months or more and less than twelve months	3	88,984	84,507	(4,477)
Twelve months or greater	93	1,212,266	956,307	(255,959)
Total below investment grade	97	1,305,488	1,044,956	(260,532)
Equity securities:
Less then six months	—	—	—	—
Six months or more and less than twelve months	1	2,657	2,595	(62)
Twelve months or greater	8	24,000	22,704	(1,296)
Total equity securities	9	26,657	25,299	(1,358)
	336	$6,752,586	$6,292,857	$(459,729)

December 31, 2009
Fixed maturity securities:
Investment grade:
Less than six months	120	$2,516,264	$2,463,732	$(52,532)
Six months or more and less than twelve months	26	1,591,620	1,500,847	(90,773)
Twelve months or greater	95	883,552	777,079	(106,473)
Total investment grade	241	4,991,436	4,741,658	(249,778)
Below investment grade:
Less than six months	3	60,580	57,220	(3,360)
Six months or more and less than twelve months	12	85,605	64,159	(21,446)
Twelve months or greater	85	1,206,684	934,453	(272,231)
Total below investment grade	100	1,352,869	1,055,832	(297,037)
Equity securities:
Less then six months	2	7,291	7,242	(49)
Six months or more and less than twelve months	1	2,659	2,561	(98)
Twelve months or greater	11	31,999	28,877	(3,122)
Total equity securities	14	41,949	38,680	(3,269)
	355	$6,386,254	$5,836,170	$(550,084)

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

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
March 31, 2010
Investment grade:
Less than six months	1	$1,471	$981	$(490)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	2	7,305	5,345	(1,960)
Total investment grade	3	8,776	6,326	(2,450)
Below investment grade:
Less than six months	28	322,153	241,978	(80,175)
Six months or more and less than twelve months	2	13,287	9,756	(3,531)
Twelve months or greater	13	188,864	137,153	(51,711)
Total below investment grade	43	524,304	388,887	(135,417)
	46	$533,080	$395,213	$(137,867)

December 31, 2009
Investment grade:
Less than six months	2	$34,271	$30,198	$(4,073)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	2	11,940	8,601	(3,339)
Total investment grade	4	46,211	38,799	(7,412)
Below investment grade:
Less than six months	13	118,198	101,805	(16,393)
Six months or more and less than twelve months	9	158,359	111,878	(46,481)
Twelve months or greater	27	365,706	252,062	(113,644)
Total below investment grade	49	642,263	465,745	(176,518)
	53	$688,474	$504,544	$(183,930)

The amortized cost and fair value of fixed maturity securities, by contractual maturity, that were in an unrealized loss position are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our residential mortgage backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
March 31, 2010
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	56,523	51,917	—	—
Due after five years through ten years	77,477	74,704	—	—
Due after ten years through twenty years	819,490	786,308	—	—
Due after twenty years	4,079,817	3,952,405	75,682	48,705
	5,033,307	4,865,334	75,682	48,705
Residential mortgage backed securities	1,616,940	1,353,518	—	—
	$6,650,247	$6,218,852	$75,682	$48,705

December 31, 2009
Due in one year or less	$12,000	$11,707	$—	$—
Due after one year through five years	82,754	75,462	—	—
Due after five years through ten years	100,597	95,678	—	—
Due after ten years through twenty years	707,824	682,247	365,000	359,100
Due after twenty years	3,281,000	3,113,504	75,649	46,683
	4,184,175	3,978,598	440,649	405,783
Residential mortgage backed securities	1,719,481	1,413,109	—	—
	$5,903,656	$5,391,707	$440,649	$405,783

Watch List

At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our RMBS as we monitor all of our RMBS on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At March 31, 2010, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Investment grade
Corporate fixed maturity securities:
Insurance	1	$3,764	$(1,144)	$2,620	34	22
Below investment grade
Corporate fixed maturity securities:
Finance and insurance	3	20,724	(4,660)	16,064	23-55	19-32
Retail	1	10,486	(1,436)	9,050	58	—
	4	31,210	(6,096)	25,114
	5	$34,974	$(7,240)	$27,734

Our analysis of these securities that we have determined are temporarily impaired and their credit performance at March 31, 2010 is as follows:

Finance and Insurance: The decline in value of these securities is due to the continued wide spreads as a result of the ongoing concerns relating to capital, asset quality and earnings stability due to the financial events of the past two years. While these issuers have had their financial position and profitability weakened by the credit and liquidity crisis, we have determined that these securities were not other than temporarily impaired due to our evaluation of the operating performance and the credit worthiness of each individual issuer.

Retail: The decline in value of this bond relates to a debt-financed share repurchase combined with a weakening economy which has led to a decrease in sales. We have determined that this security was not other than temporarily impaired due to the issuer's very strong market position and a consistent history of strong operating performance, improving economic conditions and rising security prices.

The securities on the watch list are current with respect to payments of principal and interest. We do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost and, as such, there were no other than temporary impairments on these securities at March 31, 2010.

Other Than Temporary Impairments

We have a policy and process in place to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2009.

We recognized other than temporary impairments and additional credit losses on a number of securities for which we have previously recognized OTTI as follows:

General Description	Number of Securities	Total OTTI Losses	Portion of OTTI Losses in Other Comprehensive Income	Net OTTI Losses in Operations
		(Dollars in thousands)
Three months ended March 31, 2010
Residential mortgage backed securities	4	$(12,584)	$9,361	(3,223)

Three months ended March 31, 2009
United States Government full faith and credit	1	$(245)	$—	(245)
Corporate securities:
Finance	1	(583)	583	—
Insurance	1	(430)	(468)	(898)
Home building	2	(420)	(118)	(538)
Residential mortgage backed securities	11	(44,203)	41,956	(2,247)
Preferred stocks:
Finance	6	(8,110)	—	(8,110)
Real estate	2	(1,400)	—	(1,400)
	24	$(55,391)	$41,953	$(13,438)

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

Deterioration of the issuers’ credit worthiness and liquidity profile were major factors in leading us to make the determination that other than temporary impairments were present in our corporate bonds and preferred stocks. Our analysis demonstrated that we could not expect a recovery of our cost basis within our expected holding period for debt securities or within a reasonable period of time for equity securities.

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

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Three months ended March 31, 2010
Prime	2006	7.3%	7.3%	11%	11%	45%	45%
	2007	5.8%	5.8%	19%	19%	50%	50%
Alt-A	2005	6.8%	7.4%	12%	26%	45%	50%

Three months ended March 31, 2009
Prime	2007	6.4%	7.1%	8%	13%	40%	45%
Alt-A	2005	6.1%	6.6%	11%	13%	35%	45%
	2006	6.0%	6.0%	16%	16%	40%	40%
	2007	6.4%	7.5%	19%	23%	45%	45%

In making the decisions to write down the securities described above, we considered whether the factors leading to those write downs impacted any other securities held in our portfolio. In cases where we determined that a decline in value was related to an industry-wide concern, we considered the impact of such concern on all securities we held within that industry classification.

The following table is a summary of securities that are a part of our investment portfolio and for which at any time during our holding period we have recognized OTTI and the activity since recognizing OTTI:

	Number of Securities	Amortized Cost Prior to OTTI	OTTI Recognized in Operations	Return of Principal Since OTTI was Recognized	Premium Amortization/Discount Accretion Since OTTI was Recognized	Amortized Cost
		(Dollars in thousands)
March 31, 2010
Corporate fixed maturity securities	7	$51,856	$(25,847)	$—	$(682)	$25,327
Residential mortgage backed securities	57	942,254	(58,684)	(9,727)	149	873,992
Equity securities:
Finance, insurance and real estate	15	100,481	(69,377)	(1,272)	—	29,832
	79	$1,094,591	$(153,908)	$(10,999)	$(533)	$929,151

December 31, 2009
Corporate fixed maturity securities	7	$48,610	$(22,425)	$(247)	$(335)	$25,603
Residential mortgage backed securities	55	869,653	(55,461)	(4,752)	192	809,632
Equity securities:
Finance, insurance and real estate	18	110,481	(75,020)	(816)	—	34,645
	80	$1,028,744	$(152,906)	$(5,815)	$(143)	$869,880

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security for securities that are part of our investment portfolio:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
March 31, 2010
Corporate fixed maturity securities	$25,327	$(9,469)	$11,353	$27,211
Residential mortgage backed securities	873,992	(214,605)	27,669	687,056
Equity securities:
Finance, insurance and real estate	29,832	$—	$11,784	$41,616
	$929,151	$(224,074)	$50,806	$755,883

December 31, 2009
Corporate fixed maturity securities	$25,603	$(9,488)	$7,763	$23,878
Residential mortgage backed securities	809,632	(205,245)	11,809	616,196
Equity securities:
Finance, insurance and real estate	34,645	—	13,045	47,690
	$869,880	$(214,733)	$32,617	$687,764

Mortgage Loans on Real Estate

Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location, and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts net of valuation allowances. At March 31, 2010 and December 31, 2009 the largest principal amount outstanding for any single mortgage loan was $11.0 million and $11.2 million, respectively, and the average loan size was $2.5 million and $2.4 million, respectively. We have the contractual ability to pursue full personal recourse on 13.3% of the loans and partial personal recourse on 33.5% of the loans, and master leases provide us recourse against the principals of the borrowing entity on 4.4% of the loans. In addition, the average loan to value ratio for the overall portfolio was 55.7% and 56.3% at March 31, 2010 and December 31, 2009, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we may obtain a current appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$548,648	22.2%	$555,294	22.7%
Middle Atlantic	166,768	6.8%	168,246	6.9%
Mountain	392,903	16.0%	388,940	15.9%
New England	44,065	1.8%	44,541	1.8%
Pacific	227,096	9.2%	216,382	8.8%
South Atlantic	471,841	19.2%	463,773	18.9%
West North Central	410,765	16.7%	410,883	16.8%
West South Central	199,889	8.1%	201,719	8.2%
	$2,461,975	100.0%	$2,449,778	100.0%

Property type distribution
Office	$669,305	27.2%	664,397	27.1%
Medical Office	144,366	5.9%	145,390	5.9%
Retail	566,451	23.0%	564,023	23.0%
Industrial/Warehouse	607,595	24.6%	606,317	24.8%
Hotel	150,256	6.1%	155,594	6.4%
Apartment	127,297	5.2%	122,854	5.0%
Mixed use/Other	196,705	8.0%	191,203	7.8%
	$2,461,975	100.0%	$2,449,778	100.0%

In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At March 31, 2010, we had commitments to fund commercial mortgage loans totaling $35.8 million, with fixed interest rates ranging from 6.63% to 7.25%.

During the three months ended March 31, 2010, one of our mortgage loans was satisfied by our taking ownership of the real estate serving as collateral on the loan. This loan had a principal amount outstanding of $2.9 million, which is net of a specific loan loss allowance of $0.2 million. No additional impairments were recognized when ownership of the real estate was taken as the fair value of the property less the estimated costs to sell exceeded the outstanding loan balance of the relative mortgage, net of any specific loan loss allowance established. We recorded impairment losses of $4.1 million on two mortgage loans with outstanding principal due totaling $9.5 million during the three months ended March 31, 2010, and no impairment losses for the three months ended March 31, 2009.

At March 31, 2010, we have two mortgages that are in the process of being satisfied by our taking ownership of the real estate serving as collateral on the loan. These two loans have an outstanding principal balance of $6.9 million and we have recorded a specific loan loss allowances totaling $4.1 million in prior periods. We also have 20 commercial mortgage loans at March 31, 2010 with an outstanding principal balance of $51.5 million (2% of the commercial mortgage loan portfolio) that have been given "workout" terms which generally allow for interest only payments or the capitalization of interest for a specified period of time and we have recorded a specific loan loss allowance on one of these loans (principal balance of $5.7 million) of $1.0 million. In addition, at March 31, 2010, we have 13 commercial mortgage loans with an outstanding principal balance of $47.1 million that were delinquent in their principal and interest payments and we have recorded specific loan loss allowances on two of these loans (principal balance of $9.5 million) totaling $4.1 million.

We evaluate our mortgage loan portfolio for the establishment of a loan loss reserve by specific identification of impaired loans and the measurement of an estimated loss for each individual loan identified and an analysis of the mortgage loan portfolio for the need for a general loan allowance for probable losses on all other loans. If we determine that the value of any specific mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or the fair value of the underlying collateral. The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. Based upon this process and analysis, no general loan loss allowance, was necessary at March 31, 2010 and December 31, 2009, respectively. A mortgage loan is impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of impaired commercial mortgage loans as of March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Impaired mortgage loans with allowances	$22,052	$15,869
Impaired mortgage loans with no allowance for losses	83,396	53,740
Allowance for probable loan losses	(9,161)	(5,266)
Net carrying value of impaired mortgage loans	$96,287	$64,343

Mortgage loans summarized in the preceding table represent all loans that we are either not currently collecting or those we feel it is probable we will not collect all amounts due according to the contractual terms of the loan agreements (all loans that we have worked with the borrower to alleviate short-term cash flow issues and delinquent loans at the reporting date). We have not recognized an allowance on any impaired mortgage loans for which we have modified payment terms and the present value of expected future cash flows (discounted at each loan's original interest rate) is equal to or greater than the present value of the remaining contractual cash flows of the original loan.

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

The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the unaudited consolidated balance sheets are as follows:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Assets
Derivative Instruments
Call options	$497,469	$479,272
	$497,469	$479,272
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$1,526,117	$1,375,866
Other liabilities
Interest rate swaps	2,541	1,891
	$1,528,658	$1,377,757

The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended March 31,
	2010	2009
Change in fair value of derivatives:
Call options	$83,302	$(43,273)
Interest rate swaps	(1,287)	(550)
	$82,015	$(43,823)
Change in fair value of embedded derivatives:
Fixed index annuities	$63,875	$14,183

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

Our strategy attempts to mitigate any potential risk of loss under these agreements through a regular monitoring process which evaluates the program's effectiveness. We do not purchase call options that would require payment or collateral to another institution and our call options do not contain counterparty credit-risk-related contingent features. We are exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, we purchase our option contracts from multiple counterparties and evaluate the creditworthiness of all counterparties prior to purchase of the contracts. All of these options have been purchased from nationally recognized financial institutions with a Standard and Poor's credit rating of A- or higher at the time of purchase and the maximum credit exposure to any single counterparty is subject to concentration limits. We also have credit support agreements with several counterparties that allow us to request the counterparty to provide collateral to us when the fair value of our exposure to the counterparty exceeds specified amounts.

The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

		March 31, 2010		December 31, 2009
Counterparty	Credit Rating	Notional Amount	Fair Value	Notional Amount	Fair Value
		(Dollars in thousands)
Bank of America	A+	$796	$—	$796	$—
BNP Paribas	AA	1,550,776	101,897	1,647,627	101,888
Lehman	NR	805	—	1,437	—
Bank of New York	AA-	96,650	4,998	112,193	6,153
Credit Suisse	A+	2,480,405	154,044	2,711,027	163,321
Barclays	AA-	464,465	16,288	258,853	10,082
SunTrust	BBB+	333,258	20,828	427,572	27,735
Wells Fargo	AA	1,404,838	80,545	1,189,234	70,746
J.P. Morgan	AA-	2,186,034	115,166	1,648,394	99,347
UBS	A+	126,142	3,703	—	—
		$8,644,169	$497,469	$7,997,133	$479,272

As of March 31, 2010 and December 31, 2009, we held $321.1 million and $346.1 million, respectively, of cash and cash equivalents received from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $182.4 million and $149.5 million at March 31, 2010 and December 31, 2009, respectively.

We had unsecured counterparty exposure in connection with options purchased from affiliates of Lehman Brothers ("Lehman") which declared bankruptcy during the third quarter of 2008. Except for three options expiring in the second quarter of 2010 which are unlikely to be in the money at expiration, all options purchased from affiliates of Lehman had expired as of March 31, 2010. The amount of option proceeds due on expired options which had been purchased from Lehman that we did not receive payment on for the three months ended March 31, 2009 was $2.9 million. No amount has been recognized for any recovery of these amounts that may result from our claim in Lehman's bankruptcy proceedings.

Liquidity and Capital Resources

Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $324.9 million in the three months ended March 31, 2010 compared to $354.9 million for the three months ended March 31, 2009 with the decrease primarily attributable to a $34.9 million increase in funds returned to policyholders as surrenders, withdrawals and death claims ($40.4 million less $5.5 million increase in amounts reimbursed by reinsurers). We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans. As reported above under Financial Condition - Investments, during the first quarter of 2010 we experienced a significant amount of calls of United States Government sponsored agency securities and the accelerated pace of these calls has continued in the second quarter of 2010. As a result we have had elevated levels of cash and cash equivalents during the first quarter of 2010. We have been reinvesting the proceeds from the called securities in United States Government sponsored agencies securities and investment grade corporate fixed maturity securities with yields that meet our investment spread objectives. Our ability to continue to reinvest the proceeds from called securities in assets with acceptable credit quality and yield characteristics similar to the called securities will be dependent on future market conditions.

We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. Our assets consist primarily of the capital stock and surplus notes of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. The ability to pay such dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries.

The statutory capital and surplus of our life insurance subsidiaries at March 31, 2010 was $1.3 billion. American Equity Investment Life Insurance Company (American Equity Life) made surplus note interest payments to us of $1.0 million during the three months ended March 31, 2010. For the remainder of 2010, up to $167.5 million can be distributed by American Equity Life as dividends under applicable laws and regulations without prior regulatory approval. Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had $333.2 million of statutory earned surplus at March 31, 2010. The transfer of funds by American Equity Life is also restricted by a covenant in our revolving line of credit which requires American Equity Life to maintain a minimum risk-based capital ratio of 200%.

 We have a $150 million line of credit of which we borrowed $150 million and used $75 million of this borrowing to make capital contributions to American Equity Life. In December 2009, we issued $115.8 million of convertible senior notes, of which $52.2 million was issued for cash. All of the cash proceeds from issuing these convertible senior notes are being used for working capital and general corporate purposes. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.

On August 20, 2009, we entered into distribution agreements with Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC (“FPK”) and Sandler O’Neill & Partners, L.P. ("Sandler O'Neill"). On December 3, 2009, Macquarie Capital (USA) Inc. ("Macquarie Capital") assumed all of FPK's rights and obligations under our distribution agreement with FPK. Under the distribution agreements, we can offer and sell shares of our common stock up to an aggregate offering price of $50 million. From January 1, 2010 through March 31, 2010, we did not sell any of our common stock pursuant to these distribution agreements. From August 20, 2009 through September 30, 2009, we sold 132,300 shares of our common stock, resulting in gross proceeds to us of $1.1 million. The offering of shares of our common stock pursuant to the distribution agreements will terminate upon the earlier of (1) the sale of all shares of common stock subject to the distribution agreements and (2) the termination of the distribution agreements by us or by Macquarie Capital or Sandler O'Neill.

New Accounting Pronouncements

In January 2010, the FASB issued an accounting standards update that expands the disclosure requirements related to fair value measurements. A reporting entity will be required to present on a gross basis rather than as one net number information about the purchases, sales, issuances and settlements of financial instruments that are categorized as Level 3 for fair value measurements. This guidance will be effective on January 1, 2011, and we do not expect the adoption to have a material impact on our consolidated financial statements.

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

Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities issued by Trust III, IV, VII, VIII, IX, X, XI (beginning on December 31, 2010) and XII bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $144.5 million at March 31, 2010, of which $40 million had been swapped to fixed rates (see note 5 to our unaudited consolidated financial statements in Item 1 of this Form 10-Q). The applicable interest rate on our borrowings under our revolving line of credit is floating at LIBOR plus 0.80% or the greater of prime rate or federal funds rate plus 0.50%, as elected by us. In 2009, we swapped the floating interest rate to fixed rates for the $150 million of the borrowings outstanding on our revolving line of credit (see note 5 to our unaudited consolidated financial statements in Item 1 of this Form 10-Q). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

If interest rates were to increase 10% (47 basis points) from levels at March 31, 2010, we estimate that the fair value of our fixed maturity securities would decrease by approximately $573.1 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $145.1 million in the accumulated other comprehensive income and a decrease in stockholders' equity. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2009.

At March 31, 2010, 50% of our fixed income securities have call features and 8% were subject to call redemption. Another 26% will become subject to call redemption through December 31, 2010. During the three months ended March 31, 2010 and 2009, we received $1.3 billion and $1.0 billion, respectively, in redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At March 31, 2010, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.

We purchase call options on the applicable indices to fund the annual index credits on our fixed index annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for fixed index products. For the three months ended March 31, 2010 and 2009, the annual index credits to policyholders on their anniversaries were $133.6 million and $7.4 million, respectively. Proceeds received at expiration of these options related to such credits were $125.4 million and $2.3 million for the three months ended March 31, 2010 and 2009, respectively. Proceeds for the three months ended March 31, 2009 were adversely affected by $2.9 million in proceeds not received from affiliates of Lehman Brothers which declared bankruptcy in the third quarter of 2008. The difference between proceeds received at expiration of these options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2010 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

As disclosed by us in a Current Report on Form 8-K filed on March 3, 2010 we, along with our Chairman and our President and Chief Executive Officer, entered into settlements with the SEC related to an SEC investigation we previously disclosed. In its civil complaint filed March 3, 2010, the SEC alleged that we, our Executive Chairman and our Chief Executive Officer and President violated federal securities laws by inadequately disclosing in our 2006 proxy statement details about our acquisition of American Equity Investment Service Company and the financial effects of the transaction on our Executive Chairman. The complaint made no allegations of fraud or financial statement inaccuracies and the settlement was entered into without admitting or denying the allegations contained in the complaint. Additionally, the SEC did not limit the Executive Chairman's or the Chief Executive Officer and President's involvement with us or any of our subsidiaries. Under the settlement we, our Executive Chairman and our Chief Executive Officer and President agreed to be enjoined from committing future violations of the proxy statement provisions of the federal securities laws and, in the case of the individuals, the payment of civil monetary penalties. We also agreed to maintain certain remedial corporate governance measures initiated during the SEC inquiry. The settlement did not require us to pay a monetary penalty. The court approved the settlements in a final judgment entered on March 4, 2010.

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

We are a defendant in two cases seeking class action status, including (i) Stephens v. American Equity Investment Life Insurance Company, et. al., in the San Luis Obispo Superior Court, San Francisco, California (complaint filed November 29, 2004) (the "SLO Case") and (ii) McCormack, et al. v. American Equity Investment Life Insurance Company, et al., in the United States District Court for the Central District of California, Western Division and Anagnostis v. American Equity, et al., coordinated in the Central District, entitled, In Re: American Equity Annuity Practices and Sales Litigation, in the United States District Court for the Central District of California, Western Division (complaint filed September 7, 2005) (the "Los Angeles Case").

The plaintiffs in the SLO Case seek to represent a class of individuals who are California residents and who either purchased their annuity from us through a co-defendant marketing organization or who purchased one of a defined set of particular annuities issued by us. The named plaintiffs in this case are: Chalys M. Stephens and John P. Stephens. Plaintiffs seek injunctive relief and restitution on behalf of all class members under California Business & Professions Code section 17200 et seq.; compensatory damages for breach of contract and breach of fiduciary duty; other pecuniary damages under California Civil Code section 1750 and California Welfare & Institutions Codes section 15600 et seq.; and punitive damages under common law causes of action for fraud and breach of the covenant of good faith and fair dealing. On November 3, 2008, the court issued an order certifying the class. We are vigorously defending the underlying allegations and may seek to decertify the entire class after further discovery into the merits of the case. Trial in this matter has been set for September 2010.

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

Item 1A. Risk Factors

Our 2009 Annual Report on Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the three months ended March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuer purchases of equity securities for the quarter ended March 31, 2010.

We have a Rabbi Trust, the NMO Deferred Compensation Trust, which purchases our common shares to fund the amount of shares earned by our agents under the NMO Deferred Compensation Plan. At March 31, 2010, agents had earned 81,745 shares which had vested but had not yet been purchased and contributed to the Rabbi Trust.

In addition, we have a share repurchase program under which we are authorized to purchase up to 10,000,000 shares of our common stock. As of March 31, 2010, we have repurchased 3,845,296 shares of our common stock under this program. We suspended the repurchase of our common stock under this program in August of 2008.

The maximum number of shares that may yet be purchased under these plans is 6,236,449 at March 31, 2010.

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

Date: May 7, 2010	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

	By:	/s/ Wendy C. Waugaman
Wendy C. Waugaman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John M. Matovina
John M. Matovina, Vice Chairman, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Vice President - Controller
(Principal Accounting Officer)