Form 10-Q
period 2010-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2010-08-06
CIK 1039828

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
For the transition period from ________ to ________

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

APPLICABLE TO CORPORATE ISSUERS:
Shares of common stock outstanding at July 31, 2010: 58,538,766

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2010 - $12,947,169; 2009 - $10,912,680)	$13,268,670	$10,704,131
Held for investment, at amortized cost (fair value: 2010 - $730,419; 2009 - $1,601,864)	761,206	1,635,083
Equity securities, available for sale, at fair value (cost: 2010 - $76,244; 2009 - $82,930)	85,631	93,086
Mortgage loans on real estate	2,524,332	2,449,778
Derivative instruments	191,411	479,272
Short-term investments	449,797	—
Other investments	16,965	12,760
Total investments	17,298,012	15,374,110

Cash and cash equivalents	845,375	528,002
Coinsurance deposits	2,451,516	2,237,740
Accrued investment income	113,021	113,658
Deferred policy acquisition costs	1,565,899	1,625,785
Deferred sales inducements	1,026,129	1,011,449
Deferred income taxes	76,878	85,661
Income taxes recoverable	—	103,684
Other assets	44,184	231,915
Total assets	$23,421,014	$21,312,004

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$155,378	$140,351
Annuity products	20,768,784	19,195,870
Other policy funds and contract claims	154,170	119,403
Notes payable	313,079	316,468
Subordinated debentures	268,360	268,347
Income taxes payable	14,583	—
Other liabilities	828,191	516,942
Total liabilities	22,502,545	20,557,381

Stockholders' equity:
Common stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding: 2010 - 56,581,481 shares (excluding 5,776,031 treasury shares); 2009 - 56,203,159 shares (excluding 5,936,696 treasury shares)	56,581	56,203
Additional paid-in capital	427,899	422,225
Unallocated common stock held by ESOP; 2010 - 497,527 shares; 2009 - 527,272 shares	(5,358)	(5,679)
Accumulated other comprehensive income (loss)	113,649	(30,456)
Retained earnings	325,698	312,330
Total stockholders' equity	918,469	754,623
Total liabilities and stockholders' equity	$23,421,014	$21,312,004

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Traditional life and accident and health insurance premiums	$2,643	$2,867	$5,930	$6,353
Annuity product charges	18,617	16,615	34,135	31,666
Net investment income	254,845	226,803	497,755	447,457
Change in fair value of derivatives	(208,737)	30,494	(126,722)	(13,329)
Net realized gains on investments, excluding other than temporary impairment ("OTTI") losses	1,063	4,317	10,966	5,077
OTTI losses on investments:
Total OTTI losses	(1,603)	(22,061)	(14,187)	(77,452)
Portion of OTTI losses recognized in other comprehensive income	785	16,418	10,146	58,371
Net OTTI losses recognized in operations	(818)	(5,643)	(4,041)	(19,081)
Gain (loss) on extinguishment of debt	(292)	3,098	(292)	3,098
Total revenues	67,321	278,551	417,731	461,241

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	2,169	1,974	4,501	4,173
Interest sensitive and index product benefits	228,818	71,977	425,687	131,740
Amortization of deferred sales inducements	3,243	12,184	16,332	25,895
Change in fair value of embedded derivatives	(190,211)	140,716	(126,336)	154,899
Interest expense on notes payable	4,673	3,642	9,324	7,918
Interest expense on subordinated debentures	3,716	4,029	7,401	8,237
Interest expense on amounts due under repurchase agreements	—	2	—	244
Amortization of deferred policy acquisition costs	917	13,266	28,185	47,910
Other operating costs and expenses	16,702	16,880	32,687	31,344
Total benefits and expenses	70,027	264,670	397,781	412,360
Income (loss) before income taxes	(2,706)	13,881	19,950	48,881
Income tax expense (benefit)	(1,202)	4,869	6,569	13,394
Net income (loss)	$(1,504)	$9,012	$13,381	$35,487

Earnings (loss) per common share	$(0.03)	$0.16	$0.23	$0.66
Earnings (loss) per common share - assuming dilution	$(0.03)	$0.16	$0.23	$0.63

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2009	$56,203	$422,225	$(5,679)	$(30,456)	$312,330	$754,623
Other comprehensive income:
Net income for period	—	—	—	—	13,381	13,381
Change in net unrealized investment gains/losses	—	—	—	146,867	—	146,867
Noncredit component of OTTI losses, available for sale securities, net	—	—	—	(2,762)	—	(2,762)
Other comprehensive income	—	—	—	—	—	157,486
Conversion of $60 of subordinated debentures	7	49	—	—	—	56
Acquisition of 6,300 shares of common stock	(6)	(44)	—	—	—	(50)
Allocation of 29,745 shares of common stock by ESOP, including excess income tax benefits	—	(27)	321	—	—	294
Share-based compensation, including excess income tax benefits	—	4,150	—	—	—	4,150
Issuance of 377,215 shares of common stock under compensation plans, including excess income tax benefits	377	1,546	—	—	—	1,923
Other	—	—	—	—	(13)	(13)
Balance at June 30, 2010	$56,581	$427,899	$(5,358)	$113,649	$325,698	$918,469

Balance at December 31, 2008	$50,739	$376,782	$(6,336)	$(147,376)	$223,035	$496,844
Cumulative effect of FSP FAS 115-2, net	—	—	—	(20,094)	25,240	5,146
Other comprehensive income:	—	—	—	—	—
Net income for the period	—	—	—	—	35,487	35,487
Change in net unrealized investment gains/losses	—	—	—	80,645	—	80,645
Noncredit component of OTTI losses, available for sale securities, net	—	—	—	(37,941)	—	(37,941)
Other comprehensive income	—	—	—	—	—	78,191
Acquisition of 12,362 shares of common stock	(12)	(40)	—	—	—	(52)
Allocation of 25,047 shares of common stock by ESOP, including excess income tax benefits	—	(86)	270	—	—	184
Share-based compensation, including excess income tax benefits	—	1,163	—	—	—	1,163
Issuance of 5,000,000 shares of common stock in exchange for notes payable	5,000	26,250	—	—	—	31,250
Issuance of 339,015 shares of common stock under compensation plans, including excess income tax benefits	339	(339)	—	—	—	—
Balance at June 30, 2009	$56,066	$403,730	$(6,066)	$(124,766)	$283,762	$612,726

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net income	$13,381	$35,487
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	425,687	131,740
Amortization of deferred sales inducements	16,332	25,895
Annuity product charges	(34,135)	(31,666)
Change in fair value of embedded derivatives	(126,336)	154,899
Increase in traditional life and accident and health insurance reserves	11,616	3,040
Policy acquisition costs deferred	(155,813)	(203,508)
Amortization of deferred policy acquisition costs	28,185	47,910
Provision for depreciation and other amortization	4,744	2,967
Amortization of discounts and premiums on investments	(122,658)	(109,763)
Realized gains on investments and net OTTI losses recognized	(6,925)	14,004
Change in fair value of derivatives	125,469	12,504
Deferred income taxes	(68,812)	(52,308)
Loss (gain) on extinguishment of debt	292	(3,098)
Share-based compensation	3,975	1,531
Change in accrued investment income	637	(20,172)
Change in income taxes recoverable/payable	118,267	24,342
Change in other assets	6,641	(1,202)
Change in other policy funds and contract claims	34,767	(1,073)
Change in collateral held for derivatives	(244,816)	—
Change in other liabilities	(16,479)	64,371
Other	255	111
Net cash provided by operating activities	14,274	96,011

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	2,038,295	1,932,460
Fixed maturity securities - held for investment	892,464	1,517,475
Equity securities - available for sale	23,020	200
Mortgage loans on real estate	53,277	54,325
Derivative instruments	307,799	5,503
Acquisition of investments:
Fixed maturity securities - available for sale	(3,641,409)	(4,671,914)
Equity securities - available for sale	(10,125)	—
Mortgage loans on real estate	(137,301)	(102,753)
Derivative instruments	(156,318)	(120,619)
Other investments	(81)	(30)
Purchases of property, furniture and equipment	(4,985)	(741)
Net cash used in investing activities	(635,364)	(1,386,094)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Financing activities
Receipts credited to annuity policyholder account balances	$1,893,642	$1,797,631
Coinsurance deposits	(158,442)	90,178
Return of annuity policyholder account balances	(788,938)	(685,963)
Financing fees incurred and deferred	—	(320)
Proceeds from notes payable	—	50,000
Repayments of notes payable	(6,641)	(2,055)
Acquisition of common stock	(50)	(34)
Excess tax benefits realized from share-based compensation plans	250	47
Proceeds from issuance of common stock	1,864	—
Change in checks in excess of cash balance	(3,222)	(39,713)
Net cash provided by financing activities	938,463	1,209,771
Increase (decrease) in cash and cash equivalents	317,373	(80,312)

Cash and cash equivalents at beginning of period	528,002	214,862
Cash and cash equivalents at end of period	$845,375	$134,550

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$12,983	$15,279
Income taxes	56,488	44,300
Income tax refunds received	100,000	—
Non-cash operating activity:
Deferral of sales inducements	151,079	179,599
Non-cash investing activity:
Real estate acquired in satisfaction of mortgage loans	4,300	—
Non-cash financing activities:
Stock issued in extinguishment of debt	—	31,250
Conversion of subordinated debentures	56	—

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation

The accompanying consolidated financial statements of American Equity Investment Life Holding Company (“we”, “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

In July 2010, FASB issued an accounting standards update that expands disclosures and provide users more transparency about allowances for credit losses and the credit quality of the financing receivables of an entity. This guidance requires additional disclosures about an entity's financing receivables, such as credit quality indicators, aging of past due financing receivables, and significant purchases and sales of financing receivables. In addition, disclosures must be disaggregated by portfolio segment or class based on how an entity develops its allowance for credit losses and how it manages its credit exposure. Most of the requirements are effective for the fourth quarter of 2010 with certain additional disclosures required for the first quarter of 2011. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

Transfers of securities among the levels occur at times and depend on the type of inputs used to determine fair value of each security. Transfers between Level 1 and Level 2 were not material for the six months ended June 30, 2010.

We utilize independent pricing services in estimating the fair values of investment securities. The independent pricing services incorporate a variety of observable market data in their valuation techniques, including:

•
reported trading prices,
•
benchmark yields
•
broker-dealer quotes,
•
benchmark securities,
•
bids and offers,
•
credit ratings,
•
relative credit information, and
•
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

We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis of inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of June 30, 2010.

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

Fixed maturity securities: The fair values of fixed maturity securities are obtained from third parties and are based on quoted market prices when available. When quoted market prices are not available, the third parties use yield data and other factors relating to instruments or securities with similar characteristics to determine fair value for securities that are not actively traded.

Equity securities: The fair values of equity securities are based on quoted market prices. If quoted market prices are not available, the third parties use observable or unobservable inputs and other factors relating to instruments or securities with similar characteristics to determine fair value.

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

Short-term investments: The fair values of short-term investments are based on quoted market prices.

Other investments: Other investments is comprised of policy loans, rental real estate and real estate held for sale. We have not attempted to determine the fair values associated with our policy loans, as we believe any differences between carrying value and the fair values afforded these instruments are immaterial to our consolidated financial position and, accordingly, the cost to provide such disclosure does not justify the benefit to be derived. The fair value of our real estate owned was determined either by obtaining a third party appraisal of the property or by estimating the potential annual net operating income from each commercial rental property, which we discount by a current market capitalization rate.

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

Notes payable: The fair value of the contingent convertible senior notes is based upon quoted market prices. Fair values of other notes payable are estimated using discounted cash flow calculations based principally on observable inputs including our incremental borrowing rates, which reflect our credit rating, for similar types of borrowings with maturities consistent with those remaining for the debt being valued.

Subordinated debentures: Fair values for subordinated debentures with fixed interest rates are estimated by discounting expected cash flows using current market interest rates currently being offered for similar securities and adjusted for our non-performance risk. Fair values for subordinated debentures with floating interest rates are estimated using discounted cash flow calculations based principally on observable inputs including our incremental borrowing rates, which reflect our credit rating, for similar types of borrowings with maturities consistent with those remaining for the debt being valued.

Interest rate swaps: The fair values of our pay fixed/receive variable interest rate swaps are obtained from third parties and are based on market rates currently being offered for similar instruments.

The following sets forth a comparison of the fair values and carrying amounts of our financial instruments:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$13,268,670	$13,268,670	$10,704,131	$10,704,131
Held for investment	761,206	730,419	1,635,083	1,601,864
Equity securities, available for sale	85,631	85,631	93,086	93,086
Mortgage loans on real estate	2,524,332	2,552,919	2,449,778	2,409,197
Derivative instruments	191,411	191,411	479,272	479,272
Short-term investments	449,797	449,797	—	—
Other investments	16,965	16,965	12,760	12,760
Cash and cash equivalents	845,375	845,375	528,002	528,002
Coinsurance deposits	2,451,516	2,146,089	2,237,740	1,934,996

Liabilities
Policy benefit reserves	20,768,784	17,536,101	19,195,870	16,152,088
Notes payable	313,079	372,563	316,468	340,673
Subordinated debentures	268,360	174,522	268,347	186,215
Interest rate swaps	2,531	2,531	1,891	1,891

Our assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2010
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$3,583	$3,583	$—	$—
United States Government sponsored agencies	4,970,877	—	4,970,877	—
United States municipalities, states and territories	839,692	—	839,692	—
Corporate securities	4,836,633	65,793	4,768,028	2,812
Residential mortgage backed securities	2,617,885	—	2,615,130	2,755
Equity securities, available for sale: finance, insurance and real estate	85,631	63,984	18,304	3,343
Derivative instruments	191,411	—	191,411	—
Cash and cash equivalents	845,375	845,375	—	—
Short-term investments	449,797	449,797	—	—
	$14,840,884	$1,428,532	$13,403,442	$8,910
Liabilities
Interest rate swaps	$2,531	$—	$2,531	$—
Fixed index annuities - embedded derivatives	1,482,429	—	—	1,482,429
	$1,484,960	$—	$2,531	$1,482,429

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

The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Available for sale securities
Beginning balance	$18,909	$19,588	$17,918	$20,082
Purchases, issuances, and settlements	(14,985)	(37)	(15,120)	(74)
Total gains (losses) (realized/unrealized):
Included in other comprehensive income (loss)	7,216	(123)	8,342	(42)
Included in operations	(2,230)	(288)	(2,230)	(826)
Ending balance	$8,910	$19,140	$8,910	$19,140

Realized losses of $2.2 million for the three and six months ended June 30, 2010 are included in net realized gains recognized in operations in the unaudited consolidated statements of operations compared to $0.3 million and $0.8 million for the same periods in 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$1,526,117	$943,386	$1,375,866	$998,015
Premiums less benefits	251,587	11,823	414,735	(4,841)
Change in unrealized gains, net	(295,275)	95,560	(308,172)	57,595
Ending balance	$1,482,429	$1,050,769	$1,482,429	$1,050,769

Change in unrealized gains, net for each period in our embedded derivatives are included in change in fair value of embedded derivatives in the unaudited consolidated statements of operations.

3. Investments

At June 30, 2010 and December 31, 2009, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2010
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$3,200	$383	$—	$3,583
United States Government sponsored agencies	4,937,017	39,958	(6,098)	4,970,877
United States municipalities, states and territories	792,232	48,447	(987)	839,692
Corporate securities	4,436,133	445,874	(45,374)	4,836,633
Residential mortgage backed securities	2,778,587	69,131	(229,833)	2,617,885
	$12,947,169	$603,793	$(282,292)	$13,268,670

Held for investment:
United States Government sponsored agencies	$685,490	$1,406	$—	$686,896
Corporate securities	75,716	—	(32,193)	43,523
	$761,206	$1,406	$(32,193)	$730,419

Equity securities, available for sale:
Finance, insurance, and real estate	$76,244	$12,894	$(3,507)	$85,631

December 31, 2009
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$3,101	$215	$(6)	$3,310
United States Government sponsored agencies	4,113,457	3,468	(118,388)	3,998,537
United States municipalities, states and territories	350,787	7,110	(2,263)	355,634
Corporate securities	3,709,446	233,023	(84,920)	3,857,549
Residential mortgage backed securities	2,735,889	59,584	(306,372)	2,489,101
	$10,912,680	$303,400	$(511,949)	$10,704,131

Held for investment:
United States Government sponsored agencies	$1,559,434	$1,647	$(5,900)	$1,555,181
Corporate securities	75,649	—	(28,966)	46,683
	$1,635,083	$1,647	$(34,866)	$1,601,864
Equity securities, available for sale:
Finance, insurance, and real estate	$82,930	$13,425	$(3,269)	$93,086

During the six months ended June 30, 2010 and 2009, we received $2.4 billion and $3.2 billion, respectively, in redemption proceeds primarily related to calls of our callable United States Government sponsored agency securities, of which $892.5 million and $1.5 billion, respectively, were classified as held for investment. We reinvested the proceeds from these redemptions primarily in United States Government sponsored agencies, corporate securities, and United States municipalities, states, and territories classified as available for sale. At June 30, 2010, 47% of our fixed income securities have call features and 4% were subject to call redemption. Another 22% will become subject to call redemption during the remainder of 2010.

The amortized cost and fair value of fixed maturity securities at June 30, 2010, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our residential mortgage backed securities provide for periodic payments throughout their lives and are shown below as a separate line.

	Available-for-sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$19,146	$19,446	$—	$—
Due after one year through five years	375,271	410,152	—	—
Due after five years through ten years	1,482,266	1,672,346	—	—
Due after ten years through twenty years	1,721,756	1,794,405	300,000	300,180
Due after twenty years	6,570,143	6,754,436	461,206	430,239
	10,168,582	10,650,785	761,206	730,419
Residential mortgage backed securities	2,778,587	2,617,885	—	—
	$12,947,169	$13,268,670	$761,206	$730,419

Net unrealized gains (losses) on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Net unrealized gains (losses) on available for sale fixed maturity securities and equity securities	$330,888	$(198,393)
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(190,711)	116,870
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax (expense) benefit	(49,062)	28,533
Net unrealized gains (losses) reported as accumulated other comprehensive income (loss)	$113,649	$(30,456)

The National Association of Insurance Commissioners (“NAIC”) assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations (“NRSRO’s”). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered “investment grade” while NAIC Class 3 through 6 designations are considered “non-investment grade”. Based on the NAIC designations, we had 98% and 97% of our fixed maturity portfolio rated investment grade at June 30, 2010 and December 31, 2009, respectively.

The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	June 30, 2010		December 31, 2009
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$10,372,488	$10,603,690	$9,495,015	$9,370,647
2	2,925,746	3,063,421	2,571,815	2,555,826
3	369,723	292,822	409,860	315,948
4	26,955	23,910	24,375	20,799
5	5,940	8,325	21,013	20,749
6	7,523	6,921	25,685	22,026
	$13,708,375	$13,999,089	$12,547,763	$12,305,995

A summary of our RMBS by collateral type and split by NAIC designation, as well as a separate summary of securities for which we have recognized OTTI and those which we have not yet recognized any OTTI is as follows:

		June 30, 2010			December 31, 2009
Collateral Type	NAIC Designation	Principal Amount	Amortized Cost	Fair Value	Principal Amount	Amortized Cost	Fair Value
		(Dollars in thousands)
OTTI has not been recognized
Government agency	1	$68,223	$67,492	$74,442	$69,496	$68,715	$72,306
Prime	1	1,723,416	1,619,632	1,648,712	1,713,391	1,595,502	1,585,337
	2	106,797	106,389	97,022	127,951	127,210	106,395
	3	21,474	21,140	13,898	1,474	1,471	977
Alt-A	1	14,110	12,819	10,599	93,963	87,071	70,749
	2	46,456	47,264	38,381	46,456	47,301	38,030
		$1,980,476	$1,874,736	$1,883,054	$2,052,731	$1,927,270	$1,873,794
OTTI has been recognized
Prime	1	$229,734	$208,447	$177,581	$173,149	$156,108	$126,301
	2	195,908	186,514	146,159	223,473	212,221	156,522
	3	69,651	66,589	54,332	60,965	58,965	44,853
Alt-A	1	272,064	234,292	193,977	194,682	164,402	127,341
	2	164,235	141,783	113,135	111,673	96,700	75,557
	3	73,583	61,817	46,892	134,085	115,522	81,922
	6	5,080	4,409	2,755	5,394	4,701	2,811
		$1,010,255	$903,851	$734,831	$903,421	$808,619	$615,307
Total by collateral type
Government agency		$68,223	$67,492	$74,442	$69,496	$68,715	$72,306
Prime		2,346,980	2,208,711	2,137,704	2,300,403	2,151,477	2,020,385
Alt-A		575,528	502,384	405,739	586,253	515,697	396,410
		$2,990,731	$2,778,587	$2,617,885	$2,956,152	$2,735,889	$2,489,101
Total by NAIC designation
	1	$2,307,547	$2,142,682	$2,105,311	$2,244,681	$2,071,798	$1,982,034
	2	513,396	481,950	394,697	509,553	483,432	376,504
	3	164,708	149,546	115,122	196,524	175,958	127,752
	6	5,080	4,409	2,755	5,394	4,701	2,811
		$2,990,731	$2,778,587	$2,617,885	$2,956,152	$2,735,889	$2,489,101

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 216 and 355 securities, respectively) have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2010
Fixed maturity securities:
Available for sale:
United States Government sponsored agencies	$122,128	$(6,098)	$—	$—	$122,128	$(6,098)
United States municipalities, states and territories	12,011	(987)	—	—	12,011	(987)
Corporate securities:
Finance, insurance and real estate	73,403	(2,586)	153,654	(22,481)	227,057	(25,067)
Manufacturing, construction and mining	43,233	(3,050)	42,674	(4,927)	85,907	(7,977)
Utilities and related sectors	79,351	(3,032)	26,332	(4,831)	105,683	(7,863)
Wholesale/retail trade	—	—	35,254	(3,545)	35,254	(3,545)
Services, media and other	—	—	11,848	(922)	11,848	(922)
Residential mortgage backed securities	165,581	(4,359)	1,153,247	(225,474)	1,318,828	(229,833)
	$495,707	$(20,112)	$1,423,009	$(262,180)	$1,918,716	$(282,292)
Held for investment:
Corporate securities:
Finance, insurance and real estate	—	—	43,523	(32,193)	43,523	(32,193)

Equity securities, available for sale:
Finance, insurance and real estate	$14,911	$(1,073)	$20,566	$(2,434)	$35,477	$(3,507)

December 31, 2009
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$332	$(6)	$—	$—	$332	$(6)
United States Government sponsored agencies	2,908,205	(118,388)	—	—	2,908,205	(118,388)
United States municipalities, states and territories	111,969	(2,263)	—	—	111,969	(2,263)
Corporate securities:
Finance, insurance and real estate	154,093	(10,560)	239,211	(39,995)	393,304	(50,555)
Manufacturing, construction and mining	93,922	(2,032)	74,258	(8,430)	168,180	(10,462)
Utilities and related sectors	149,515	(5,046)	63,933	(8,110)	213,448	(13,156)
Wholesale/retail trade	35,629	(623)	39,547	(4,800)	75,176	(5,423)
Services, media and other	46,625	(512)	61,359	(4,812)	107,984	(5,324)
Residential mortgage backed securities	226,567	(22,781)	1,186,542	(283,591)	1,413,109	(306,372)
	$3,726,857	$(162,211)	$1,664,850	$(349,738)	$5,391,707	$(511,949)
Held for investment:
United States Government sponsored agencies	$359,100	$(5,900)	$—	$—	$359,100	$(5,900)
Corporate securities:
Finance, insurance and real estate	—	—	46,683	(28,966)	46,683	(28,966)
	$359,100	$(5,900)	$46,683	$(28,966)	$405,783	$(34,866)

Equity securities, available for sale:
Finance, insurance and real estate	$9,802	$(147)	$28,877	$(3,122)	$38,679	$(3,269)

The following is a description of the factors causing the temporary unrealized losses by investment category as of June 30, 2010:

United States Government sponsored agencies; and United States municipalities, states and territories: These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates. These securities carry yields less than those available at June 30, 2010.

Corporate securities: The unrealized losses in these securities are due partially to a rise in interest rates in 2009 as well as the continuation of wider than historic credit spreads in certain sectors of the corporate bond market. While credit spreads narrowed, several sectors remain at spreads wider than pre-crisis levels, such as financial and select economic sensitive issuers. As the result of wider spreads, these issues carry yields less than those available in the market as of June 30, 2010.

Residential mortgage backed securities: At June 30, 2010, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 36 securities with a total amortized cost basis of $502.4 million and a fair value of $405.7 million. Despite recent improvements in the capital markets, the fair values of RMBS continue at prices below amortized cost. RMBS prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.

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

Where the decline in market value of debt securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening, and we anticipate recovery of all contractual or expected cash flows, we do not consider these investments to be other than temporarily impaired because we do not intend to sell these investments and it is not more likely than not we will be required to sell these securities before a recovery of amortized cost, which may be maturity. For equity securities, we recognize an impairment charge in the period in which we do not have the intent and ability to hold the securities until a recovery of cost or we determine that the security will not recover to book value within a reasonable period of time. We determine what constitutes a reasonable period of time on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period does not exceed 18 months from the date of impairment for perpetual preferred securities for which there is evidence of deterioration in credit of the issuer and common equity securities. For perpetual preferred securities absent evidence of a deterioration in credit of the issuer we apply an impairment model, including an anticipated recovery period, similar to a debt security. For equity securities we measure other than temporary impairment charges based upon the difference between the book value of a security and its fair value.

Approximately 73% of the unrealized losses on fixed maturity securities shown in the above table for June 30, 2010 are on securities that are rated investment grade, defined as being the highest two NAIC designations. Approximately 27% of the unrealized losses on fixed maturity securities shown in the above table for June 30, 2010 are on securities rated below investment grade. All of the securities with unrealized losses are current with respect to the payment of principal and interest.

Changes in net unrealized gains (losses) on investments for the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$(2,432)	$(16,972)

Investments carried at fair value:
Fixed maturity securities, available for sale	$530,050	$(56,324)
Equity securities, available for sale	(769)	14,613
	529,281	(41,711)
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(307,581)	29,046
Deferred income tax valuation allowance	—	30,842
Deferred income tax asset	(77,595)	4,433
	(385,176)	64,321
Increase/decrease in net unrealized gains/losses on investments carried at fair value	$144,105	$22,610

Proceeds from sales of available for sale securities for the six months ended June 30, 2010 and 2009 were $193.8 million and $242.2 million, respectively. Scheduled principal repayments, calls and tenders for available for sale securities for the six months ended June 30, 2010 and 2009 were $1.7 billion and $2.2 billion, respectively. Calls of held for investment fixed maturity securities for the six months ended June 30, 2010 and 2009 were $892.5 million and $1.5 billion, respectively.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments, excluding net OTTI losses for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$4,393	$5,317	$12,287	$6,127
Gross realized losses	(2,230)	—	(2,359)	(53)
	2,163	5,317	9,928	6,074
Equity securities:
Gross realized gains	—	—	6,207	3
Mortgage loans on real estate:
Increase in allowance for credit losses	(1,100)	(1,000)	(5,169)	(1,000)
	$1,063	$4,317	$10,966	$5,077

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

We have a policy and process in place to identify securities that could potentially have impairments that are other than temporary. This process involves monitoring market events and other items that could impact issuers. The evaluation includes but is not limited to such factors as:

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

The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the six months ended June 30, 2010 and 2009 which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
June 30, 2010
Prime	2005	7.5%	7.5%	11%	11%	45%	45%
	2006	7.3%	7.3%	11%	11%	45%	45%
	2007	5.8%	5.8%	19%	19%	50%	50%
Alt-A	2005	6.8%	7.4%	12%	26%	45%	50%
	2007	7.0%	7.0%	45%	45%	57%	57%

June 30, 2009
Prime	2006	6.6%	7.3%	9%	9%	40%	40%
	2007	6.2%	6.7%	9%	12%	35%	50%
Alt-A	2005	6.1%	6.6%	11%	13%	40%	40%
	2006	6.0%	6.0%	16%	16%	40%	40%
	2007	6.4%	7.5%	19%	40%	45%	50%

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

The following table summarizes other than temporary impairments for the three months and six months ended June 30, 2010 and 2009, by asset type:

General Description	Number of Securities	Total OTTI Losses	Portion of OTTI Losses in Other Comprehensive Income	Net OTTI Losses in Operations
		(Dollars in thousands)
Three months ended June 30, 2010
Residential mortgage backed securities	2	$(1,603)	$785	(818)

Three months ended June 30, 2009
Corporate securities:
Finance	2	(4,186)	152	(4,034)
Insurance	1	(336)	48	(288)
Residential mortgage backed securities	7	(17,539)	16,218	(1,321)
	10	$(22,061)	$16,418	$(5,643)
Six months ended June 30, 2010
Residential mortgage backed securities	6	$(14,187)	$10,146	(4,041)

Six months ended June 30, 2009
United States Government full faith and credit	1	$(245)	$—	(245)
Corporate securities:
Finance	2	(4,769)	735	(4,034)
Insurance	2	(766)	(420)	(1,186)
Home building	2	(420)	(118)	(538)
Residential mortgage backed securities	17	(61,742)	58,174	(3,568)
Preferred stocks:
Finance	6	(8,110)	—	(8,110)
Real estate	2	(1,400)	—	(1,400)
	32	$(77,452)	$58,371	$(19,081)

The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Cumulative credit loss at beginning of period	$(84,531)	$(38,156)	$(82,930)	$(34,229)
Credit losses on securities for which OTTI has not previously been recognized	(268)	(4,576)	(2,687)	(7,068)
Additional credit losses on securities for which OTTI has previously been recognized	(550)	(1,067)	(1,354)	(2,503)
Accumulated losses on securities that were disposed of during the period	3,387	245	5,009	245
Cumulative credit loss at end of period	$(81,962)	$(43,554)	$(81,962)	$(43,555)

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security for securities that are part of our investment portfolio at June 30, 2010 and December 31, 2009:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
June 30, 2010
Corporate fixed maturity securities	$9,010	$(3,251)	$7,176	$12,935
Residential mortgage backed securities	903,852	(215,391)	46,369	734,830
Equity securities:
Finance, insurance and real estate	29,832	—	9,763	39,595
	$942,694	$(218,642)	$63,308	$787,360
December 31, 2009
Corporate fixed maturity securities	$25,603	$(9,488)	$7,763	$23,878
Residential mortgage backed securities	809,632	(205,245)	11,809	616,196
Equity securities:
Finance, insurance and real estate	34,645	—	13,045	47,690
	$869,880	$(214,733)	$32,617	$687,764

4. Mortgage Loans on Real Estate

Our mortgage loan portfolio totaled $2.5 billion at June 30, 2010 and December 31, 2009, with commitments outstanding of $32.8 million at June 30, 2010. The portfolio consists of commercial mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. The mortgage loan portfolio is summarized by geographic region and property type as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$573,476	22.7%	$555,294	22.7%
Middle Atlantic	169,462	6.7%	168,246	6.9%
Mountain	401,447	15.9%	388,940	15.9%
New England	43,609	1.7%	44,541	1.8%
Pacific	230,531	9.1%	216,382	8.8%
South Atlantic	498,355	19.8%	463,773	18.9%
West North Central	409,139	16.2%	410,883	16.8%
West South Central	199,413	7.9%	201,719	8.2%
	$2,525,432	100.0%	$2,449,778	100.0%
Loan loss allowance	(1,100)		—
	2,524,332		2,449,778

Property type distribution
Office	$673,362	26.7%	$664,397	27.1%
Medical Office	159,434	6.3%	145,390	5.9%
Retail	582,467	23.1%	564,023	23.0%
Industrial/Warehouse	620,604	24.5%	606,317	24.8%
Hotel	148,999	5.9%	155,594	6.4%
Apartment	128,158	5.1%	122,854	5.0%
Mixed use/other	212,408	8.4%	191,203	7.8%
	$2,525,432	100.0%	$2,449,778	100.0%
Loan loss allowance	(1,100)		—
	2,524,332		2,449,778

We evaluate our mortgage loan portfolio for the establishment of a loan loss reserve by specific identification of impaired loans and the measurement of an estimated loss for each individual loan identified and an analysis of the mortgage loan portfolio for the need for a general loan allowance for probable losses on all other loans. If we determine that the value of any specific mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or the fair value of the underlying collateral. The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. Based upon this process and analysis, we established a general loan loss allowance of $1.1 million during the second quarter of 2010. A mortgage loan is impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We increased the allowance for credit losses on our mortgage loan by $1.1 million during the second quarter of 2010 and $5.2 million during six months ended June 30, 2010 and $1.0 million during the three and six months ended June 30, 2009. During the second quarter of 2010, one mortgage loan was satisfied by taking ownership of the real estate serving as collateral on the loan, which had an outstanding principal amount due of $1.4 million, which is net of a specific loan loss allowance of $0.3 million that was recognized in a prior period. During the six months ended June 30, 2010, two mortgage loans were satisfied by taking ownership of the real estate serving as collateral on the loans, which had a total outstanding principal amount due of $4.3 million, which is net of specific loan loss allowances totaling $0.5 million that was recognized in prior periods.

Mortgage loans summarized in the following table represent all loans that we are either not currently collecting or those we feel it is probable we will not collect all amounts due according to the contractual terms of the loan agreements (all loans that we have worked with the borrower to alleviate short-term cash flow issues and delinquent loans at the reporting date).

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Mortgage loans with allowances	$20,353	$15,869
Mortgage loans with no allowance for losses	79,179	53,740
Allowance for probable loan losses	(9,957)	(5,266)
Net carrying value	$89,575	$64,343

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

The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the unaudited consolidated balance sheets are as follows:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Assets
Derivative Instruments
Call options	$191,411	$479,272

Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$1,482,429	$1,375,866
Other liabilities
Interest rate swaps	2,531	1,891
	$1,484,960	$1,377,757

The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Change in fair value of derivatives:
Call options	$(208,131)	$30,172	$(124,829)	$(13,102)
Interest rate swaps	(606)	322	(1,893)	(227)
	$(208,737)	$30,494	$(126,722)	$(13,329)
Change in fair value of embedded derivatives:
Fixed index annuities	$190,211	$(140,716)	$126,336	$(154,899)

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

Our strategy attempts to mitigate any potential risk of loss under these agreements through a regular monitoring process which evaluates the program's effectiveness. We do not purchase call options that would require payment or collateral to another institution and our call options do not contain counterparty credit-risk-related contingent features. We are exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, we purchase our option contracts from multiple counterparties and evaluate the creditworthiness of all counterparties prior to purchase of the contracts. All of these options have been purchased from nationally recognized financial institutions with a Standard and Poor's credit rating of A- or higher at the time of purchase and the maximum credit exposure to any single counterparty is subject to concentration limits. We also have credit support agreements that allow us to request the counterparty to provide collateral to us when the fair value of our exposure to the counterparty exceeds specified amounts.

The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

		June 30, 2010		December 31, 2009
Counterparty	Credit Rating	Notional Amount	Fair Value	Notional Amount	Fair Value
		(Dollars in thousands)
Bank of America	A+	$559	$—	$796	$—
BNP Paribas	AA	1,198,608	39,002	1,647,627	101,888
Lehman	NR	—	—	1,437	—
Bank of New York	AA-	96,807	610	112,193	6,153
Credit Suisse	A+	2,113,201	29,432	2,711,027	163,321
Barclays	AA-	1,085,056	14,494	258,853	10,082
SunTrust	BBB+	252,281	6,868	427,572	27,735
Wells Fargo	AA	1,663,775	37,072	1,189,234	70,746
J.P. Morgan	AA-	2,616,441	56,158	1,648,394	99,347
UBS	A+	580,254	7,775	—	—
		$9,606,982	$191,411	$7,997,133	$479,272

As of June 30, 2010 and December 31, 2009, we held $101.7 million and $346.1 million, respectively, of cash and cash equivalents received from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $105.3 million and $149.5 million at June 30, 2010 and December 31, 2009, respectively.

We had unsecured counterparty exposure in connection with options purchased from affiliates of Lehman Brothers ("Lehman") which declared bankruptcy during the third quarter of 2008. All options purchased from affiliates of Lehman had expired as of June 30, 2010. The amount of option proceeds due on expired options which had been purchased from Lehman that we did not receive payment on was $6.5 million for the second quarter 2009 and $9.4 million for the six months ended June 30, 2009. No amount has been recognized for any recovery of these amounts that may result from our claim in Lehman's bankruptcy proceedings.

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

Details regarding the interest rate swaps are as follows:

	Notional		Pay		June 30, 2010	December 31, 2009
Maturity Date	Amount	Receive Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
September 15, 2010	20,000	*LIBOR (a)	5.19	Bank of America	(48)	(142)
April 7, 2011	20,000	*LIBOR (a)	5.23	Bank of America	(198)	(290)
October 15, 2011	15,000	**LIBOR	1.54	SunTrust	(227)	(144)
October 31, 2011	30,000	**LIBOR	1.51	SunTrust	(430)	(241)
October 31, 2011	30,000	**LIBOR	1.61	SunTrust	(476)	(301)
October 31, 2011	75,000	**LIBOR	1.77	SunTrust	(1,152)	(773)
	$190,000				$(2,531)	$(1,891)
_________________________________________
* - three month London Interbank Offered Rate
** - one month London Interbank Offered Rate
(a) - subject to a floor of 4.25%

6. Income Taxes

In 2008, we recorded a valuation allowance of $34.5 million on deferred income tax assets related to capital loss carryforwards and other than temporary impairments on investment securities, as utilization of the income tax benefits from a portion of these items was not more likely than not due to the fact that we had insufficient future taxable income from capital gain sources. The valuation allowance decreased by $3.6 million in the six months ended June 30, 2009 to $30.9 million as of June 30, 2009 primarily due to an increase in anticipated future taxable income from capital gain sources, offset in part by a smaller increase in the amount of other than temporary impairments that give rise to the deferred income tax asset for which a valuation allowance is necessary.

7. Notes Payable

The liability and equity components of our contingent convertible senior notes included in notes payable are accounted for separately as a liability component and an equity component in the consolidated balance sheets. The liability component and equity component are as follows:

	June 30, 2010		December 31, 2009
	December 2029 Notes	December 2024 Notes	December 2029 Notes	December 2024 Notes
	(Dollars in thousands)
Notes payable:
Principal amount of liability component	$115,839	$74,494	$115,839	$81,152
Unamortized discount	(24,483)	(2,771)	(26,542)	(3,982)
Net carrying amount of liability component	$91,356	$71,723	$89,297	$77,170

Additional paid-in capital:
Carrying amount of equity component	$15,586	$22,637	$15,586	$22,637

The discount is being amortized over the expected life of the notes, which is December 6, 2011 for the 2024 notes and December 6, 2014 for the 2029 notes. The expected life of the notes are based on the dates at which we may redeem the notes or the holders may require us to repurchase the notes. The effective interest rates are 8.5% and 11.8% on the 2024 notes and the 2029 notes, respectively. The interest cost recognized in operations for the 2024 notes, inclusive of the 5.25% coupon and amortization of the discount and debt issue costs, was $1.6 million and $3.2 million for the three and six months ended June 30, 2010, respectively, and $3.3 million and $6.8 million for the same periods in 2009. The interest cost recognized in operations for the 2029 notes was $2.7 million and $5.3 million for the three and six months ended June 30, 2010, respectively.

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

In May 2010, we extinguished $6.7 million principal amount of the outstanding 2024 notes for $6.6 million in cash. The extinguished notes carried unamortized debt issue costs and unamortized debt discounts totaling $0.3 million. No value was assigned to reacquire of the equity component of the debt.  A $0.3 million loss on extinguishment of debt was recorded for the amount that the cash payment exceeded the carrying of value the notes extinguished.

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

In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in two purported class action lawsuits alleging improper sales practices and similar claims as described below. It is often not possible to determine the ultimate outcome of pending legal proceedings or to provide reasonable ranges of potential losses with any degree of certainty. The lawsuits referred to below are in pre-litigation and discovery stages and we do not have sufficient information to make an assessment of the plaintiffs' claims for liability or damages. The plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages, which are difficult to quantify and cannot be estimated based on the information currently available. We do not believe that these lawsuits, including those discussed below, will have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.

We are a defendant in two cases, including (i) Stephens v. American Equity Investment Life Insurance Company, et. al., in the San Luis Obispo Superior Court, San Francisco, California (complaint filed November 29, 2004) (the "SLO Case") and (ii) McCormack, et al. v. American Equity Investment Life Insurance Company, et al., in the United States District Court for the Central District of California, Western Division and Anagnostis v. American Equity, et al., coordinated in the Central District, entitled, In Re: American Equity Annuity Practices and Sales Litigation, in the United States District Court for the Central District of California, Western Division (complaint filed September 7, 2005) (the "Los Angeles Case").

The plaintiffs in the SLO Case represent a class of individuals who are California residents and who either purchased their annuity from us through a co-defendant marketing organization or who purchased one of a defined set of particular annuities issued by us. The named plaintiffs in this case are: Chalys M. Stephens and John P. Stephens. Plaintiffs seek injunctive relief and restitution on behalf of all class members under California Business & Professions Code section 17200 et seq.; compensatory damages for breach of contract and breach of fiduciary duty; other pecuniary damages under California Civil Code section 1750 and California Welfare & Institutions Codes section 15600 et seq.; and punitive damages under common law causes of action for fraud and breach of the covenant of good faith and fair dealing. We are vigorously defending the underlying allegations and may seek to decertify the entire class after further discovery into the merits of the case. Trial in this matter, originally scheduled for September 2010, has been re-scheduled for November 2010.

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

9. Sale of Our Common Stock

On August 20, 2009, we entered into distribution agreements with Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC (“FPK”) and Sandler O’Neill & Partners, L.P. ("Sandler O'Neill"). On December 3, 2009, Macquarie Capital (USA) Inc. ("Macquarie Capital") assumed all of FPK's rights and obligations under our distribution agreement with FPK. Under the distribution agreements, we can offer and sell shares of our common stock up to an aggregate offering price of $50 million. From October 1, 2009 through June 30, 2010, we did not sell any shares of our common stock pursuant to these distribution agreements. From August 20, 2009 through September 30, 2009, we sold 132,300 shares of our common stock, resulting in gross proceeds to us of $1.1 million. On August 4, 2010, we provided notice to Macquarie Capital and Sandler O'Neill that we were terminating the distribution agreements.

10. Earnings Per Share

The following table sets forth the computation of earnings (loss) per common share and earnings (loss) per common share - assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) - numerator for earnings per common share	$(1,504)	$9,012	$13,381	$35,487
Interest on convertible subordinated debentures (net of income tax benefit)	258	259	517	518
Numerator for earnings (loss) per common share - assuming dilution	$(1,246)	$9,271	$13,898	$36,005

Denominator:
Weighted average common shares outstanding (1)	58,426,811	55,336,138	58,326,445	54,157,019
Effect of dilutive securities:
Convertible subordinated debentures	2,729,400	2,734,528	2,731,950	2,734,528
Stock options and deferred compensation agreements	435,416	34,137	306,787	17,350
Denominator for earnings per common share - assuming dilution	$61,591,627	$58,104,803	$61,365,182	$56,908,897

Earnings (loss) per common share	$(0.03)	$0.16	$0.23	$0.66
Earnings (loss) per common share - assuming dilution	$(0.03)	$0.16	$0.23	$0.63
_____________________________

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.

Options to purchase shares of the Company's common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
Three months ended June 30, 2010	1,804,039	$10.24 - $14.34
Six months ended June 30, 2010	1,804,039	$8.75 - $14.34
Three months ended June 30, 2009	1,963,888	$7.33 - $14.34
Six months ended June 30, 2009	1,963,888	$7.33 - $14.34

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis reviews our unaudited consolidated financial position at June 30, 2010, and the unaudited consolidated results of operations for the three and six month periods ended June 30, 2010 and 2009, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Annuity deposits by product type collected during the three and six months ended June 30, 2010 and 2009, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2010	2009	2010	2009
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$545,238	$484,612	$948,362	$729,142
Fixed strategy	366,448	626,146	704,230	980,892
	911,686	1,110,758	1,652,592	1,710,034
Fixed rate annuities:
Single-year rate guaranteed	62,397	28,966	115,165	39,416
Multi-year rate guaranteed	72,704	4,774	125,885	48,181
	135,101	33,740	241,050	87,597
Total before coinsurance ceded	1,046,787	1,144,498	1,893,642	1,797,631
Coinsurance ceded (a)	69,950	206,651	259,072	310,824
Net after coinsurance ceded (a)	$976,837	$937,847	$1,634,570	$1,486,807
_____________________________

(a)	2009 amount is pro forma for fixed index annuity deposits subsequently ceded on July 1, 2009.

Annuity deposits before coinsurance ceded decreased 9% during the second quarter of 2010 and increased 5% for the six months ended June 30, 2010 compared to the same periods in 2009. We attribute the increase for the six months ended June 30, 2010 to several factors, including our continued strong relationships with our national marketing organizations and field force of licensed, independent insurance agents, the continued attractiveness of safe money products in volatile markets, lower interest rates on competing products such as bank certificates of deposit and product enhancements including a new generation of guaranteed income withdrawal benefit riders. In addition, we continue to benefit from the actions of several competitors who have been less aggressive in marketing their products than in prior periods. The extent to which this trend will continue is uncertain. We attribute the decrease in the second quarter of 2010 to very robust sales activity in the second quarter of 2009 which resulted from certain agent sales incentive programs and the restructuring of commission payments to agents which generated significant sales activity prior to the June 1, 2009 effective date of the change.

As reported in our 2009 filings, we undertook several actions in 2009 to manage our statutory capital position to facilitate growth. These actions included a restructuring of commission payments to agents, an amendment to a reinsurance agreement to expand such agreement to cover certain policy forms that were not in existence when the agreement was executed and the entry into two funds withheld coinsurance agreements to reinsure a portion of our 2009 sales. Under the 2009 coinsurance agreements we ceded to the reinsurer 20% of annuity deposits received in 2009 and the first quarter of 2010 from our two top selling fixed index annuity products and 80% of the annuity deposits received after June 30, 2009 from a multi-year rate guaranteed fixed annuity product. The agreement to cede 80% of the annuity deposits from the multi-year rate guaranteed fixed annuity product is ongoing. Effective April 1, 2010 we are retaining 100% of our fixed index annuity deposits and no longer ceding any portion of those annuity deposits to the reinsurer. We believe our existing statutory capital and surplus and the statutory surplus we expect to generate internally through statutory earnings will support a higher level of new business growth than in previous years. However, while we have the capital resources to accept more business than was sold in 2009, our capacity is not unlimited and sales growth must be matched with available resources to maintain desired financial strength ratings from credit rating agencies and in particular, A.M. Best Company. Should sales growth accelerate to levels that cannot be supported by internal capital generation, we would intend to obtain capital from external sources to facilitate such growth.

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread". Our investment spread is summarized as follows:

	Six Months Ended June 30,
	2010	2009
Average yield on invested assets	6.14%	6.29%

Cost of money:
Aggregate	2.93%	3.31%
Cost of money for fixed index annuities	2.87%	3.30%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.26%	3.26%
Multi-year rate guaranteed	3.76%	3.89%

Investment spread:
Aggregate	3.21%	2.98%
Fixed index annuities	3.27%	2.99%
Fixed rate annuities:
Annually adjustable	2.88%	3.03%
Multi-year rate guaranteed	2.38%	2.40%

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

Results of Operations

Three and Six Months Ended June 30, 2010 and 2009

Net income (loss) decreased to $(1.5) million in the second quarter of 2010 and decreased 62% to $13.4 million for the six months ended June 30, 2010 compared to $9.0 million and $35.5 million for the same periods in 2009.

Net income (loss) has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. Average annuity account values outstanding increased 15% in the second quarter of 2010 and 16% for the six months ended June 30, 2010 compared to 14% and 13% the same periods in 2009. Our investment spread measured on a percentage basis was 3.23% in the second quarter 2010 and 3.21% for the six months ended June 30, 2010 compared to 2.97% and 2.98% for same periods in 2009. The increase in investment spread primarily resulted from a lower aggregate cost of money on our fixed index annuities. The lower cost of money for fixed index annuities during 2010 was due to lower costs of options purchased to fund the annual index credits on fixed index annuities and lower rates for the fixed rate strategy in fixed index annuities. Net income (loss) was impacted by the decrease in the fair value of our call options held during 2010, which is a larger decrease than the net decrease in the fair value of our embedded derivatives, net of the increase in our interest sensitive and index product benefits.

Adjusted operating income (a non-GAAP financial measure) increased 35% to $29.2 million in the second quarter of 2010 and increased 22% to $55.0 million for the six months ended June 30, 2010 compared to $21.6 million and $44.9 million for the same periods in 2009.

In addition to net income, we have consistently utilized operating income, a non-GAAP financial measure commonly used in the life insurance industry, as an economic measure to evaluate our financial performance. Operating income equals net income adjusted to eliminate the impact of net realized gains on investments, including net other than temporary impairment ("OTTI") losses recognized in operations and related deferred tax asset valuation allowance, (gain) loss on retirement of debt, fair value changes in derivatives and embedded derivatives, and the Lehman counterparty default on expired call options. Because these items fluctuate from year to year in a manner unrelated to core operations, we believe measures excluding their impact are useful in analyzing operating trends. We believe the combined presentation and evaluation of operating income together with net income, provides information that may enhance an investor's understanding of our underlying results and profitability.

Adjusted operating income is not a substitute for net income determined in accordance with GAAP. The adjustments made to derive adjusted operating income are important to understanding our overall results from operations and, if evaluated without proper context, adjusted operating income possesses material limitations. As an example, we could produce a low level of net income in a given period, despite strong operating performance, if in that period we generate significant net realized losses from our investment portfolio. We could also produce a high level of net income in a given period, despite poor operating performance, if in that period we generate significant net realized gains from our investment portfolio. As an example of another limitation of adjusted operating income, it does not include the decrease in cash flows expected to be collected as a result of credit loss OTTI. Further, net income includes changes to net investment income as a result of OTTI, which are not directly related to our insurance operations, and does not adjust for any negative impact to cash flows that we may experience in future periods as a result of such changes in net investment income. Therefore, our management and board of directors also separately review net realized investment gains (losses) and analyses of our net investment income, including impacts related to OTTI write-downs, in connection with their review of our investment portfolio. In addition, our management and board of directors examine net income as part of their review of our overall financial results. The adjustments made to net income to arrive at operating income for the three months and six months ended June 30, 2010 and 2009 are set forth in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Operating Income	$29,208	$21,579	$54,991	$44,911

Reconciliation to net income:
Net income	$(1,504)	$9,012	$13,381	$35,487
Net realized gains and net OTTI losses on investments, net of offsets	11	141	(2,358)	(537)
Convertible debt retirement, net of income taxes	171	(1,520)	171	(1,520)
Net effect of derivatives, embedded derivatives and other index annuity, net of offsets	30,530	11,867	43,797	8,270
Effect of counterparty default	—	2,079	—	3,211
Operating income	$29,208	$21,579	$54,991	$44,911

Net realized gains on investments and net impairment losses recognized in operations fluctuate from period to period based upon changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other than temporary impairments. The amounts disclosed above are net of related reductions in amortization of deferred sales inducements and deferred policy acquisition costs and income taxes. The income tax benefit related to net realized gains on investments and net impairment losses recognized in operations for the six months ended June 30, 2009 includes a benefit of $3.6 million for the reduction of the deferred tax valuation allowance related to other than temporary impairments and capital loss carryforwards established in 2008.

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

Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 12% to $18.6 million in the second quarter of 2010 and increased 8% to $34.1 million for the six months ended June 30, 2009 compared to $16.6 million and $31.7 million for the same periods in 2009. The increases were primarily due to an increase in the amount of fees collected for lifetime income benefit riders offset by a decrease in the withdrawals subject to surrender charges. Fees for lifetime income benefit riders were $4.1 million in the second quarter 2010 and $5.8 million for the six months ended June 30, 2010 compared to $1.3 million for the three months and six months ended June 30, 2009. Withdrawals from annuity and single premium universal life policies subject to surrender charges were $111.8 million in the second quarter 2010 and $217.0 million for the six months ended June 30, 2010 compared to $118.7 million and $238.3 million for the same periods in 2009. The average surrender charge collected on withdrawals subject to a surrender charge was 12.8% in the second quarter 2010 and 13.0% for the six months ended June 30, 2010 compared to 12.8% and 12.6% for the same periods in 2009.

Net investment income increased 12% to $254.8 million in the second quarter of 2010 and increased 11% to $497.8 million for the six months ended June 30, 2010 compared to $226.8 million and $447.5 million for the same periods in 2009. The increase was principally attributable to the growth in our annuity business and a corresponding increase in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 15% to $16.6 million in the second quarter 2010 and 14% to $16.2 million for the six months ended June 30, 2010 compared to $14.4 million and $14.3 million for the same periods in 2009. The average yield earned on average invested assets was 6.14% in the second quarter 2010 and 6.14% for the six months ended June 30, 2010 compared to 6.28% and 6.29% for the same periods in 2009. The decrease in yield earned on average invested assets was attributable to a lag in reinvestment of proceeds from bonds called for redemption during first six months of 2010 into new assets causing excess liquidity. Based on yields received for purchases of fixed maturity securities in 2010, we estimate that approximately $3.8 million and $8.7 million in net investment income was foregone during the three months and six months ended June 30, 2010, respectively, as a result of the excess liquidity, and the average yield on invested assets would have been 6.24% for both periods if such income had been earned.

Change in fair value of derivatives (principally call options purchased to fund annual index credits on fixed index annuities) is affected by the performance of the indices upon which our options are based and the aggregate cost of options purchased. The components of change in fair value of derivatives are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$91,386	$(73,145)	$169,767	$(132,064)
Change in unrealized gain/loss	(299,517)	103,316	(294,596)	118,962
Interest rate swaps	(606)	323	(1,893)	(227)
	$(208,737)	$30,494	$(126,722)	$(13,329)

The differences between the change in fair value of derivatives between periods are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation for options expiring during the three months and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
S&P 500 Index
Point-to-point strategy	11.7% - 45.3%	0.0% - 0.0%	11.7% - 68.6%	0.0% - 0.0%
Monthly average strategy	13.4% - 27.9%	0.0% - 0.0%	1.5% - 51.2%	0.0% - 0.0%
Monthly point-to-point strategy	0.0% - 23.7%	0.0% - 0.0%	0.0% - 23.7%	0.0% - 0.0%
Lehman Brothers U.S. Aggregate and U.S. Treasury indices	0.0% - 10.7%	2.7% - 5.1%	0.0% - 10.7%	1.6% - 5.1%

Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the fixed index annuity policies (caps, participation rates and asset fees) which allow us to manage the cost of the options purchased to fund the annual index credits. The change in fair value of derivatives is also influenced by the aggregate costs of options purchased. The aggregate cost of options has increased primarily due to an increased amount of fixed index annuities in force. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. Costs for options purchased during the six months ended June 30, 2010 decreased compared to the same period in 2009 due to lower volatility in equity markets. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2009.

We had unsecured counterparty exposure in connection with options purchased from affiliates of Lehman Brothers ("Lehman") which declared bankruptcy during the third quarter of 2008. All options purchased from affiliates of Lehman had expired as of June 30, 2010. The amount of option proceeds due on expired options which had been purchased from Lehman that we did not receive payment on was $6.5 million for the second quarter 2009 and $9.4 million for the six months ended June 30, 2009. No amount has been recognized for any recovery of these amounts that may result from our claim in Lehman's bankruptcy proceedings.

Net realized gains on investments, excluding OTTI losses include gains and losses on the sale of securities and impairment losses on mortgage loans on real estate which fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investments. The components of realized gains on investments for the three months and six months ended June 30, 2010 and 2009 are set forth in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$4,393	$5,317	$12,287	$6,127
Gross realized losses	(2,230)	—	(2,359)	(53)
	2,163	5,317	9,928	6,074
Equity securities:
Gross realized gains	—	—	6,207	3
Mortgage loans on real estate:
Impairment losses	(1,100)	(1,000)	(5,169)	(1,000)
	$1,063	$4,317	$10,966	$5,077

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

Net OTTI losses recognized in operations decreased to $0.8 million in the second quarter of 2010 and $4.0 million for the six months ended June 30, 2010 compared to $5.6 million and $19.1 million for the same periods in 2009. See Financial Condition - Investments for additional discussion of write downs of securities for other than temporary impairments.

Gain (loss) on extinguishment of debt includes a $0.3 million loss on an extinguishment of $6.7 million principal amount of our 2024 contingent convertible senior notes in May 2010.  The notes had a carrying value of $6.3 million with unamortized debt issue costs and unamortized debt discounts of $0.3 million and were extinguished for $6.6 million in cash. There was no value assigned to reacquire the equity component of the debt. We recognized a $3.1 million gain on an exchange of five million shares of our common stock for $37.2 million principal amount of our 2024 contingent convertible notes during the three months ended June 30, 2009. The fair value of the common stock exchanged totaled $31.3 million and the notes extinguished carried unamortized debit issue costs and debt discount totaling $2.8 million.

Interest sensitive and index product benefits increased 218% to $228.8 million in the second quarter of 2010, and 223% to $425.7 million for the six months ended June 30, 2010, compared to $72.0 million and $131.7 million for the same periods in 2009. The components of interest credited to account balances are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Index credits on index policies	$161,974	$10,155	$295,532	$17,519
Interest credited (including changes in minimum guaranteed interest for index annuities)	62,891	60,498	125,090	112,897
Living income benefit rider	3,953	1,324	5,065	1,324
	$228,818	$71,977	$425,687	$131,740

The changes in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $154.5 million and $280.0 million for the three months and six months ended June 30, 2010, respectively, compared to $2.7 million and $5.0 million for the same periods in 2009. Proceeds for the 2009 periods were adversely affected by the Lehman defaults as discussed above. The increases in interest credited were due to an increase in the average amount of annuity liabilities outstanding receiving a fixed rate of interest. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 16% during the six months ended June 30, 2010 to $17.1 billion from $14.8 billion during the same period in 2009.

Amortization of deferred sales inducements decreased 73% to $3.2 million in the second quarter of 2010, and decreased 37% to $16.3 million for the six months ended June 30, 2010 compared to $12.2 million and $25.9 million for the same periods in 2009. In general, amortization of deferred sales inducements has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 95% and 94% of our net annuity deposits during the six months ended June 30, 2010 and 2009, respectively. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains on investments and net OTTI losses recognized in operations.

Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options) because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceeds ten years. The gross profit adjustments resulting from fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business decreased amortization by $21.5 million for the second quarter of 2010 and $32.4 million for the six months ended June 30, 2010 compared to decreases of $5.4 million for the three and six months ended June 30, 2009. The gross profit adjustments from net realized gains on investments and net OTTI losses recognized in operations increased amortization by $0.2 million for the second quarter of 2010 and $1.5 million for the six months ended June 30, 2010 and decreased amortization by $0.4 million and $3.8 million for the same periods in 2009. Excluding the amortization amounts attributable to fair value accounting for derivatives and embedded derivatives, net realized gains on investments and net OTTI losses recognized in operations, amortization for the three and six months ended June 30, 2010 would have been $24.5 million and $47.3 million, respectively, compared to $18.0 million and $35.1 million for the same periods in 2009. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2009.

Change in fair value of embedded derivatives were decreases of $190.2 million in the second quarter of 2010 and $126.3 million for the six months ended June 30, 2010 compared to increases of $140.7 million and $154.9 million for the same periods in 2009. The decreases resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund these index credits discussed above in change in fair value of derivatives; (ii) changes in discount rates used in estimating our liability for policy growth; and (iii) the growth in the host component of the policy liability. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2009. The primary reason for the decreases in fair value of the embedded derivatives was the decrease in the expected index credits that resulted from the decrease in the fair value of the call options acquired to fund these index credits.

Interest expense on notes payable increased 28% to $4.7 million in the second quarter of 2010 and 18% to $9.3 million for the six months ended June 30, 2010 compared to $3.6 million and $7.9 million for the same periods in 2009. These increases were primarily due to the December 2009 issuance of an additional $52.2 million of 5.25% contingent convertible notes and a higher effective rate of interest on $63.6 million principal amount of 5.25% contingent convertible senior notes that were issued in December 2009 in exchange for the same principal amount of another issue of 5.25% contingent convertible notes. The increase in interest expense on the 5.25% contingent convertible notes was partially offset by a decrease in interest expense on borrowings under our revolving lines of credit with banks. The weighted average interest on the bank credit facility was 1.07% and 2.12% for the six months ended June 30, 2010 and 2009, respectively, and average borrowings outstanding were $150.0 million and $88.5 million for the same periods, respectively.

Interest expense on subordinated debentures decreased 8% to $3.7 million in the second quarter of 2010 and 10% to $7.4 million for the six months ended June 30, 2010 compared to $4.0 million and $8.2 million for the same periods in 2009. These decreases were primarily due to decreases in the weighted average interest rate on the outstanding subordinated debentures which were 5.43% and 6.06% for the second quarter of 2010 and 2009, respectively. The weighted average interest rates have decreased because $149 million principal amount of the subordinated debentures have a floating rate of interest based upon the three month London Interbank Offered Rate plus an applicable margin. See Financial Condition - Liabilities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2009.

Interest expense on amounts due under repurchase agreements was $0.2 million for the three months and six months ended June 30, 2009. There were no amounts outstanding during the three and six months ended June 30, 2010. The weighted average interest rates were 0.3% for the second quarter 2009 and 0.5% for the six months ended June 30, 2009, and average borrowings outstanding were $2.0 million and $104.2 million for the same periods, respectively.

Amortization of deferred policy acquisition costs decreased 93% to $0.9 million in the second quarter of 2010, and 41% to $28.2 million for the six months ended June 30, 2010, compared to $13.3 million and $47.9 million for the same periods in 2009. In general, amortization of deferred policy acquisition costs has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains on investments and net OTTI losses recognized in operations.

As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The gross profit adjustments resulting from fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business decreased amortization by $45.6 million in the second quarter of 2010 and $64.2 million for the six months ended June 30, 2010, compared to a decreases of $25.3 million and $24.4 million for the same periods in 2009. The gross profit adjustment from net realized gains on investments and net OTTI losses recognized in operations increased amortization by $0.1 million and $1.8 million for the three and six months ended June 30, 2010, compared to a decrease of $0.6 million and $5.4 million for the three and six months ended June 30, 2009. Excluding the amortization amounts attributable to fair value accounting for derivatives, net realized gains on investments and net OTTI losses recognized in operations, amortization for the three months and six months ended June 30, 2010 would have been $46.4 million and $90.6 million, respectively, compared to $39.2 million and $77.7 million for the same periods in 2009.

Other operating costs and expenses decreased 1% to $16.7 million in the second quarter of 2010 and increased 4% to $32.7 million for the six months ended June 30, 2010, compared to $16.9 million and $31.3 million for the same periods in 2009. The decrease in the second quarter of 2010 was primarily due to the decreases of $0.5 million in legal costs and $0.3 million in consulting fees offset by increases in salaries and benefits and insurance, taxes and assessments of $0.1 million and $0.4 million, respectively. The increase for the six months ended June 30, 2010, was primarily due to an increase in salaries and benefits of $3.1 million offset by a decrease in legal costs of $1.7 million. The increase in salaries and benefits for the two periods is primarily related to an increase in the number of employees due to the growth in our business. Also, we recorded compensation expense of $0.4 million during the second quarter of 2010 and $1.2 million during the six months ended June 30, 2010 related to the grant of stock options to several retirement eligible employees and post employment benefit expense of $0.5 million during the first quarter of 2010 related to an amendment to a post employment benefit agreement with our Executive Chairman, David J. Noble. The decreases in legal costs are primarily related to a decrease in the cost of on going litigation.

Income tax expense (benefit) decreased to $(1.2) million in the second quarter of 2010 and decreased 51% to $6.6 million for the six months ended June 30, 2010, compared to $4.9 million and $13.4 million for the same periods in 2009. This decrease was primarily due to the decrease in income before income taxes. The effective tax rates were 44.4% for the second quarter of 2010 and 32.9% for the six months ended June 30, 2010, compared to 35.1% and 27.4% for the same periods in 2009. The effective tax rate for six months ended June 30, 2010 was less than the applicable statutory federal income tax rate of 35% due to state income tax benefits attributable to losses in the non-life subgroup. The effective tax rate for the six months ended June 30, 2009 was less than the applicable statutory federal income tax rate of 35% primarily due to a decrease in the deferred tax valuation allowance established in 2008 for other than temporary impairments and capital loss carryforwards which decreased income tax expense in the first quarter of 2009 by $3.6 million. This decrease was primarily due to an increase in anticipated future taxable income from capital gain sources, offset in part by a smaller increase in the amount of other than temporary impairments that give rise to the deferred income tax asset for which a valuation allowance is necessary.

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

The composition of our investment portfolio is summarized in the table below:

	June 30, 2010		December 31, 2009
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$3,583	—%	$3,310	—%
United States Government sponsored agencies	5,656,367	32.7%	5,557,971	36.2%
United States municipalities, states and territories	839,692	4.9%	355,634	2.3%
Corporate securities	4,912,349	28.4%	3,933,198	25.6%
Residential mortgage backed securities	2,617,885	15.1%	2,489,101	16.2%
Total fixed maturity securities	14,029,876	81.1%	12,339,214	80.3%
Equity securities	85,631	0.5%	93,086	0.6%
Mortgage loans on real estate	2,524,332	14.6%	2,449,778	15.9%
Derivative instruments	191,411	1.1%	479,272	3.1%
Short-term investments	449,797	2.6%	—	—%
Other investments	16,965	0.1%	12,760	0.1%
	$17,298,012	100.0%	$15,374,110	100.0%

During the six months ended June 30, 2010 and 2009, we received $2.4 billion and $3.2 billion, respectively, in redemption proceeds primarily related to calls of our callable United States Government sponsored agency securities, of which $892.5 million and $1.5 billion, respectively, were classified as held for investment. We reinvested the proceeds from these redemptions primarily in United States Government sponsored agencies, corporate securities, and United States municipalities, states, and territories classified as available for sale. At June 30, 2010, 47% of our fixed income securities have call features and 4% were subject to call redemption. Another 22% will become subject to call redemption during the remainder of December 31, 2010.

Fixed Maturity Securities

Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient return on our investments. We have over 40% of our fixed maturities invested in U.S. federal government sponsored agency securities (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association make up the majority), which are an excellent source of dependable income and are of high credit quality. Since 2007 we have built a portfolio of residential mortgage backed securities ("RMBS") that provide our portfolio a source of regular cash flow and higher yielding assets than our agency securities. The remainder of our fixed maturity portfolio is mostly made up of publicly traded and privately placed bonds and redeemable preferred stocks.

A summary of our fixed maturity securities by NRSRO ratings is as follows:

	June 30, 2010		December 31, 2009
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$9,935,802	70.9%	$8,666,467	70.2%
Baa	2,769,297	19.7%	2,442,897	19.8%
Total investment grade	12,705,099	90.6%	11,109,364	90.0%
Ba	343,487	2.4%	367,427	3.0%
B	98,149	0.7%	358,288	2.9%
Caa and lower	876,220	6.2%	481,389	3.9%
In or near default	6,921	0.1%	22,746	0.2%
Total below investment grade	1,324,777	9.4%	1,229,850	10.0%
	$14,029,876	100%	$12,339,214	100.0%

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

The table below presents our fixed maturity securities by NAIC designation:

	June 30, 2010				December 31, 2009
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$10,372,488	$10,603,690	$10,602,283	75.5%	$9,495,015	$9,370,647	$9,374,900	76.0%
2	2,925,746	3,063,421	3,063,421	21.8%	2,571,815	2,555,826	2,555,826	20.7%
3	369,723	292,822	325,016	2.3%	409,860	315,948	344,914	2.8%
4	26,955	23,910	23,910	0.2%	24,375	20,799	20,799	0.2%
5	5,940	8,325	8,325	0.1%	21,013	20,749	20,749	0.1%
6	7,523	6,921	6,921	0.1%	25,685	22,026	22,026	0.2%
	$13,708,375	$13,999,089	$14,029,876	100.0%	$12,547,763	$12,305,995	$12,339,214	100.0%

A summary of our RMBS by collateral type and split by NAIC designation, as well as a separate summary of securities for which we have recognized OTTI and those which we have not yet recognized any OTTI is as follows:

		June 30, 2010			December 31, 2009
Collateral Type	NAIC Designation	Principal Amount	Amortized Cost	Fair Value	Principal Amount	Amortized Cost	Fair Value
		(Dollars in thousands)
OTTI has not been recognized
Government agency	1	$68,223	$67,492	$74,442	$69,496	$68,715	$72,306
Prime	1	1,723,416	1,619,632	1,648,712	1,713,391	1,595,502	1,585,337
	2	106,797	106,389	97,022	127,951	127,210	106,395
	3	21,474	21,140	13,898	1,474	1,471	977
Alt-A	1	14,110	12,819	10,599	93,963	87,071	70,749
	2	46,456	47,264	38,381	46,456	47,301	38,030
		$1,980,476	$1,874,736	$1,883,054	$2,052,731	$1,927,270	$1,873,794
OTTI has been recognized
Prime	1	$229,734	$208,447	$177,581	$173,149	$156,108	$126,301
	2	195,908	186,514	146,159	223,473	212,221	156,522
	3	69,651	66,589	54,332	60,965	58,965	44,853
Alt-A	1	272,064	234,292	193,977	194,682	164,402	127,341
	2	164,235	141,783	113,135	111,673	96,700	75,557
	3	73,583	61,817	46,892	134,085	115,522	81,922
	6	5,080	4,409	2,755	5,394	4,701	2,811
		$1,010,255	$903,851	$734,831	$903,421	$808,619	$615,307
Total by collateral type
Government agency		$68,223	$67,492	$74,442	$69,496	$68,715	$72,306
Prime		2,346,980	2,208,711	2,137,704	2,300,403	2,151,477	2,020,385
Alt-A		575,528	502,384	405,739	586,253	515,697	396,410
		$2,990,731	$2,778,587	$2,617,885	$2,956,152	$2,735,889	$2,489,101
Total by NAIC designation
	1	$2,307,547	$2,142,682	$2,105,311	$2,244,681	$2,071,798	$1,982,034
	2	513,396	481,950	394,697	509,553	483,432	376,504
	3	164,708	149,546	115,122	196,524	175,958	127,752
	6	5,080	4,409	2,755	5,394	4,701	2,811
		$2,990,731	$2,778,587	$2,617,885	$2,956,152	$2,735,889	$2,489,101

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in thousands)
June 30, 2010
Due in one year or less	$19,146	$19,446	$—	$—
Due after one year through five years	375,271	410,152	—	—
Due after five years through ten years	1,482,266	1,672,346	—	—
Due after ten years through twenty years	1,721,756	1,794,405	300,000	300,180
Due after twenty years	6,570,143	6,754,436	461,206	430,239
	10,168,582	10,650,785	761,206	730,419
Residential mortgage backed securities	2,778,587	2,617,885	—	—
	$12,947,169	$13,268,670	$761,206	$730,419
December 31, 2009
Due in one year or less	$18,948	$18,656	$—	$—
Due after one year through five years	446,487	467,458	—	—
Due after five years through ten years	1,333,196	1,446,348	—	—
Due after ten years through twenty years	1,449,264	1,450,402	555,000	549,461
Due after twenty years	4,928,896	4,832,166	1,080,083	1,052,403
	8,176,791	8,215,030	1,635,083	1,601,864
Residential mortgage backed securities	2,735,889	2,489,101	—	—
	$10,912,680	$10,704,131	$1,635,083	$1,601,864

Unrealized Losses

The amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
		(Dollars in thousands)
June 30, 2010
Fixed maturity securities, available for sale:
United States Government sponsored agencies	2	128,226	(6,098)	122,128
United States municipalities, states and territories	2	12,998	(987)	12,011
Corporate securities:
Finance, insurance and real estate	42	252,124	(25,067)	227,057
Manufacturing, construction and mining	19	93,884	(7,977)	85,907
Utilities and related sectors	21	113,546	(7,863)	105,683
Wholesale/retail trade	10	38,799	(3,545)	35,254
Services, media and other	4	12,770	(922)	11,848
Residential mortgage backed securities	103	1,548,661	(229,833)	1,318,828
	203	$2,201,008	$(282,292)	$1,918,716

Fixed maturity securities, held for investment:
Corporate security:
Finance, insurance and real estate	1	$75,716	$(32,193)	$43,523

Equity securities, available for sale:
Finance, insurance and real estate	12	$38,984	$(3,507)	$35,477

December 31, 2009
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$338	$(6)	$332
United States Government sponsored agencies	27	3,026,593	(118,388)	2,908,205
United States municipalities, states and territories	32	114,232	(2,263)	111,969
Corporate securities:
Finance, insurance and real estate	68	443,859	(50,555)	393,304
Manufacturing, construction and mining	28	178,642	(10,462)	168,180
Utilities and related sectors	36	226,604	(13,156)	213,448
Wholesale/retail trade	17	80,599	(5,423)	75,176
Services, media and other	17	113,308	(5,324)	107,984
Residential mortgage backed securities	109	1,719,481	(306,372)	1,413,109
	336	$5,903,656	$(511,949)	$5,391,707

Fixed maturity securities, held for investment:
United States Government sponsored agencies	4	$365,000	$(5,900)	$359,100
Corporate security:
Finance, insurance, and real estate	1	75,649	(28,966)	46,683
	5	$440,649	$(34,866)	$405,783

Equity securities, available for sale
Finance, insurance and real estate	14	$41,948	$(3,269)	$38,679

Unrealized losses decreased $232.1 million from $550.1 million at December 31, 2009 to $318.0 million at June 30, 2010. Unrealized losses decreased by recognizing $4.0 million of credit OTTI losses on debt securities in the six months ended June 30, 2010. The remaining decrease in unrealized losses was due to improving market conditions resulting in higher fair values for many of our corporate and RMBS securities.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
June 30, 2010
1	$1,102,422	70.9%	$(121,111)	38.5%
2	602,960	19.7%	(109,311)	34.8%
3	259,573	2.4%	(79,275)	25.2%
4	23,910	0.7%	(3,045)	1.0%
5	5,567	6.2%	—	—%
6	—	0.1%	(1,743)	0.6%
	$1,994,432	100.0%	$(314,485)	100.0%
December 31, 2009
1	$4,577,573	78.5%	$(295,280)	54.0%
2	904,027	15.5%	(147,214)	26.9%
3	302,630	5.2%	(94,679)	17.3%
4	20,799	0.4%	(3,576)	0.7%
5	14,499	0.2%	(467)	0.1%
6	12,828	0.2%	(5,599)	1.0%
	$5,832,356	100.0%	$(546,815)	100.0%

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 216 and 355 securities, respectively) have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2010
Fixed maturity securities:
Available for sale:
United States Government sponsored agencies	122,128	(6,098)	—	—	122,128	(6,098)
United States municipalities, states and territories	12,011	(987)	—	—	12,011	(987)
Corporate securities:
Finance, insurance and real estate	73,403	(2,586)	153,654	(22,481)	227,057	(25,067)
Manufacturing, construction and mining	43,233	(3,050)	42,674	(4,927)	85,907	(7,977)
Utilities and related sectors	79,351	(3,032)	26,332	(4,831)	105,683	(7,863)
Wholesale/retail trade	—	—	35,254	(3,545)	35,254	(3,545)
Services, media and other	—	—	11,848	(922)	11,848	(922)
Residential mortgage backed securities	165,581	(4,359)	1,153,247	(225,474)	1,318,828	(229,833)
	$495,707	$(20,112)	$1,423,009	$(262,180)	$1,918,716	$(282,292)
Held for investment:
Corporate security:
Finance, insurance and real estate	$—	$—	$43,523	$(32,193)	$43,523	$(32,193)

Equity securities, available for sale:
Finance, insurance and real estate	$14,911	$(1,073)	$20,566	$(2,434)	$35,477	$(3,507)

December 31, 2009
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$332	$(6)	$—	$—	$332	$(6)
United States Government sponsored agencies	2,908,205	(118,388)	—	—	2,908,205	(118,388)
United States municipalities, states and territories	111,969	(2,263)	—	—	111,969	(2,263)
Corporate securities:
Finance, insurance and real estate	154,093	(10,560)	239,211	(39,995)	393,304	(50,555)
Manufacturing, construction and mining	93,922	(2,032)	74,258	(8,430)	168,180	(10,462)
Utilities and related sectors	149,515	(5,046)	63,933	(8,110)	213,448	(13,156)
Wholesale/retail trade	35,629	(623)	39,547	(4,800)	75,176	(5,423)
Services, media and other	46,625	(512)	61,359	(4,812)	107,984	(5,324)
Residential mortgage backed securities	226,567	(22,781)	1,186,542	(283,591)	1,413,109	(306,372)
	$3,726,857	$(162,211)	$1,664,850	$(349,738)	$5,391,707	$(511,949)
Held for investment:
United States Government sponsored agencies	$359,100	$(5,900)	$—	$—	$359,100	$(5,900)
Corporate security:
Finance, insurance and real estate	—	—	46,683	(28,966)	46,683	(28,966)
	$359,100	$(5,900)	$46,683	$(28,966)	$405,783	$(34,866)

Equity securities, available for sale:
Finance, insurance and real estate	$9,802	$(147)	$28,877	$(3,122)	$38,679	$(3,269)

The following is a description of the factors causing the unrealized losses by investment category as of June 30, 2010:

United States Government sponsored agencies; and United States municipalities, states and territories: These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates. These securities carry yields less than those available at June 30, 2010.

Corporate securities: The unrealized losses in these securities are due partially to a rise in interest rates in 2009 as well as the continuation of wider than historic credit spreads in certain sectors of the corporate bond market. While credit spreads narrowed, several sectors remain at spreads wider than pre-crisis levels, such as financials and select economic sensitive issuers. As the result of wider spreads, these issues carry yields less than those available in the market as of June 30, 2010.

Residential mortgage backed securities: At June 30, 2010, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 36 securities with a total amortized cost basis of $502.4 million and a fair value of $405.7 million. Despite recent improvements in the capital markets, the fair values of RMBS continue at prices below amortized cost. RMBS prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.

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

Approximately 73% of the unrealized losses on fixed maturity securities shown in the above table for June 30, 2010 are on securities that are rated investment grade, defined as being the highest two NAIC designations. Approximately 27% of the unrealized losses on fixed maturity securities shown in the above table for June 30, 2010 are on securities rated below investment grade. All of the securities with unrealized losses are current with respect to the payment of principal and interest.

The amortized cost and fair value of fixed maturity securities and equity securities in an unrealized loss position and the number of months in an unrealized loss position with fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher considered investment grade were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
June 30, 2010
Fixed maturity securities:
Investment grade:
Less than six months	38	$281,017	$269,401	$(11,616)
Six months or more and less than twelve months	9	104,636	99,706	(4,930)
Twelve months or greater	61	561,585	513,179	(48,406)
Total investment grade	108	947,238	882,286	(64,952)
Below investment grade:
Less than six months	4	93,719	91,794	(1,925)
Six months or more and less than twelve months	1	36,447	34,806	(1,641)
Twelve months or greater	91	1,199,320	953,353	(245,967)
Total below investment grade	96	1,329,486	1,079,953	(249,533)
Equity securities:
Less then six months	5	15,984	14,911	(1,073)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	7	23,000	20,566	(2,434)
Total equity securities	12	38,984	35,477	(3,507)
	216	$2,315,708	$1,997,716	$(317,992)

December 31, 2009
Fixed maturity securities:
Investment grade:
Less than six months	120	$2,516,264	$2,463,732	$(52,532)
Six months or more and less than twelve months	26	1,591,620	1,500,847	(90,773)
Twelve months or greater	95	883,552	777,079	(106,473)
Total investment grade	241	4,991,436	4,741,658	(249,778)
Below investment grade:
Less than six months	3	60,580	57,220	(3,360)
Six months or more and less than twelve months	12	85,605	64,159	(21,446)
Twelve months or greater	85	1,206,684	934,453	(272,231)
Total below investment grade	100	1,352,869	1,055,832	(297,037)
Equity securities:
Less then six months	2	7,291	7,242	(49)
Six months or more and less than twelve months	1	2,658	2,560	(98)
Twelve months or greater	11	31,999	28,877	(3,122)
Total equity securities	14	41,948	38,679	(3,269)
	355	$6,386,253	$5,836,169	$(550,084)

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

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
June 30, 2010
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	1	1,471	984	(486)
Twelve months or greater	2	7,302	5,449	(1,852)
Total investment grade	3	8,773	6,433	(2,338)
Below investment grade:
Less than six months	1	2,250	1,737	(513)
Six months or more and less than twelve months	2	13,270	9,752	(3,518)
Twelve months or greater	10	165,110	106,581	(58,529)
Total below investment grade	13	180,630	118,070	(62,560)
	16	$189,403	$124,503	$(64,898)

December 31, 2009
Investment grade:
Less than six months	2	$34,271	$30,198	$(4,073)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	2	11,940	8,601	(3,339)
Total investment grade	4	46,211	38,799	(7,412)
Below investment grade:
Less than six months	13	118,198	101,805	(16,393)
Six months or more and less than twelve months	9	158,359	111,878	(46,481)
Twelve months or greater	27	365,706	252,062	(113,644)
Total below investment grade	49	642,263	465,745	(176,518)
	53	$688,474	$504,544	$(183,930)

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
June 30, 2010
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	31,555	30,028	—	—
Due after five years through ten years	67,924	65,076	—	—
Due after ten years through twenty years	105,083	94,566	—	—
Due after twenty years	447,785	410,218	75,716	43,523
	652,347	599,888	75,716	43,523
Residential mortgage backed securities	1,548,661	1,318,828	—	—
	$2,201,008	$1,918,716	$75,716	$43,523

December 31, 2009
Due in one year or less	$12,000	$11,707	$—	$—
Due after one year through five years	82,754	75,462	—	—
Due after five years through ten years	100,597	95,678	—	—
Due after ten years through twenty years	707,824	682,247	365,000	359,100
Due after twenty years	3,281,000	3,113,504	75,649	46,683
	4,184,175	3,978,598	440,649	405,783
Residential mortgage backed securities	1,719,481	1,413,109	—	—
	$5,903,656	$5,391,707	$440,649	$405,783

Watch List

At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our RMBS as we monitor all of our RMBS on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At June 30, 2010, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Investment grade
Corporate fixed maturity securities:
Insurance	1	$3,763	$(1,044)	$2,719	32	25
Below investment grade
Corporate fixed maturity securities:
Finance and insurance	2	7,221	(1,478)	5,743	26-39	0-2
Retail	1	10,484	(1,746)	8,738	61	—
	3	17,705	(3,224)	14,481
	4	$21,468	$(4,268)	$17,200

Our analysis of these securities that we have determined are temporarily impaired and their credit performance at June 30, 2010 is as follows:

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

The securities on the watch list are current with respect to payments of principal and interest. We do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost and, as such, there were no other than temporary impairments on these securities at June 30, 2010.

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

We recognized other than temporary impairments and additional credit losses on a number of securities for which we have previously recognized OTTI as follows:

General Description	Number of Securities	Total OTTI Losses	Portion of OTTI Losses in Other Comprehensive Income	Net OTTI Losses in Operations
		(Dollars in thousands)
Three months ended June 30, 2010
Residential mortgage backed securities	2	$(1,603)	$785	(818)

Three months ended June 30, 2009
Corporate securities:
Finance	2	(4,186)	152	(4,034)
Insurance	1	(336)	48	(288)
Residential mortgage backed securities	7	(17,539)	16,218	(1,321)
	10	$(22,061)	$16,418	$(5,643)
Six months ended June 30, 2010
Residential mortgage backed securities	6	$(14,187)	$10,146	(4,041)

Six months ended June 30, 2009
United States Government full faith and credit	1	$(245)	$—	(245)
Corporate securities:
Finance	2	(4,769)	735	(4,034)
Insurance	2	(766)	(420)	(1,186)
Home building	2	(420)	(118)	(538)
Residential mortgage backed securities	17	(61,742)	58,174	(3,568)
Preferred stocks:
Finance	6	(8,110)	—	(8,110)
Insurance	—	—	—	—
Real estate	2	(1,400)	—	(1,400)
	32	$(77,452)	$58,371	$(19,081)

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

In the case of residential mortgage backed securities, we considered the ratings downgrades, increased default and loss severity projections, actual defaults, and expected cash flow projections to determine that other than temporary impairments were present. We continue to monitor the cash flows and economics surrounding these securities to determine changes in expected future cash flows. The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the six months ended June 30, 2010 and 2009 which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
June 30, 2010
Prime	2005	7.5%	7.5%	11%	11%	45%	45%
	2006	7.3%	7.3%	11%	11%	45%	45%
	2007	5.8%	5.8%	19%	19%	50%	50%
Alt-A	2005	6.8%	7.4%	12%	26%	45%	50%
	2007	7.0%	7.0%	45%	45%	57%	57%

June 30, 2009
Prime	2006	6.6%	7.3%	9%	9%	40%	40%
	2007	6.2%	6.7%	9%	12%	35%	50%
Alt-A	2005	6.1%	6.6%	11%	13%	40%	40%
	2006	6.0%	6.0%	16%	16%	40%	40%
	2007	6.4%	7.5%	19%	40%	45%	50%

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

The following table is a summary of securities that are a part of our investment portfolio and for which at any time during our holding period we have recognized OTTI and the activity since recognizing OTTI:

	Number of Securities	Amortized Cost Prior to OTTI	OTTI Recognized in Operations	Return of Principal Since OTTI was Recognized	Premium Amortization/ Discount Accretion Since OTTI was Recognized	Amortized Cost
		(Dollars in thousands)
June 30, 2010
Corporate fixed maturity securities	5	$31,855	$(22,461)	$—	$(384)	$9,010
Residential mortgage backed securities	58	980,177	(59,501)	(17,555)	731	903,852
Equity securities:
Finance, insurance and real estate	15	100,481	(69,377)	(1,272)	—	29,832
	78	$1,112,513	$(151,339)	$(18,827)	$347	$942,694

December 31, 2009
Corporate fixed maturity securities	7	$48,610	$(22,425)	$(247)	$(335)	$25,603
Residential mortgage backed securities	55	869,653	(55,461)	(4,752)	192	809,632
Equity securities:
Finance, insurance and real estate	18	110,481	(75,020)	(816)	—	34,645
	80	$1,028,744	$(152,906)	$(5,815)	$(143)	$869,880

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security for securities that are part of our investment portfolio:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
June 30, 2010
Corporate fixed maturity securities	$9,010	$(3,251)	$7,176	$12,935
Residential mortgage backed securities	903,852	(215,391)	46,369	734,830
Equity securities:
Finance, insurance and real estate	29,832	$—	$9,763	$39,595
	$942,694	$(218,642)	$63,308	$787,360

December 31, 2009
Corporate fixed maturity securities	$25,603	$(9,488)	$7,763	$23,878
Residential mortgage backed securities	809,632	(205,245)	11,809	616,196
Equity securities:
Finance, insurance and real estate	34,645	—	13,045	47,690
	$869,880	$(214,733)	$32,617	$687,764

Mortgage Loans on Real Estate

Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location, and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts net of valuation allowances. At June 30, 2010 and December 31, 2009 the largest principal amount outstanding for any single mortgage loan was $10.9 million and $11.2 million, respectively, and the average loan size was $2.4 million for both periods. We have the contractual ability to pursue full personal recourse on 13.5% of the loans and partial personal recourse on 32.3% of the loans, and master leases provide us recourse against the principals of the borrowing entity on 4.7% of the loans. In addition, the average loan to value ratio for the overall portfolio was 55.2% and 56.3% at June 30, 2010 and December 31, 2009, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we may obtain a current appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$573,476	22.7%	$555,294	22.7%
Middle Atlantic	169,462	6.7%	168,246	6.9%
Mountain	401,447	15.9%	388,940	15.9%
New England	43,609	1.7%	44,541	1.8%
Pacific	230,531	9.1%	216,382	8.8%
South Atlantic	498,355	19.8%	463,773	18.9%
West North Central	409,139	16.2%	410,883	16.8%
West South Central	199,413	7.9%	201,719	8.2%
	$2,525,432	100.0%	$2,449,778	100.0%
Loan loss allowance	(1,100)		—
	2,524,332		2,449,778

Property type distribution
Office	$673,362	26.7%	$664,397	27.1%
Medical Office	159,434	6.3%	145,390	5.9%
Retail	582,467	23.1%	564,023	23.0%
Industrial/Warehouse	620,604	24.5%	606,317	24.8%
Hotel	148,999	5.9%	155,594	6.4%
Apartment	128,158	5.1%	122,854	5.0%
Mixed use/other	212,408	8.4%	191,203	7.8%
	$2,525,432	100.0%	$2,449,778	100.0%
Loan loss allowance	(1,100)		—
	2,524,332		2,449,778

In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At June 30, 2010, we had commitments to fund commercial mortgage loans totaling $32.8 million, with fixed interest rates ranging from 6.25% to 7.25%.

During the six months ended June 30, 2010, two of our mortgage loans were satisfied by taking ownership of the real estate serving as collateral on the loans. These loans had a total principal amount outstanding of $4.3 million, which is net of specific loan loss allowances totaling $0.5 million. No additional impairments were recognized when ownership of the real estate was taken as the fair value of the property less the estimated costs to sell exceeded the outstanding loan balance of the relative mortgage, net of any specific loan loss allowance established. We increased the allowance for credit losses on our mortgage loans by $1.1 million during the second quarter of 2010 and $5.2 million during six months ended June 30, 2010 and $1.0 million during the three and six months ended June 30, 2009.

At June 30, 2010, we have three mortgages that are in the process of being satisfied by our taking ownership of the real estate serving as collateral on the loan. These three loans have an outstanding principal balance of $6.9 million and we have recorded a specific loan loss allowances totaling $3.8 million in prior periods. We also have 23 commercial mortgage loans at June 30, 2010 with an outstanding principal balance of $61.3 million (2% of the commercial mortgage loan portfolio) that have been given "workout" terms which generally allow for interest only payments or the capitalization of interest for a specified period of time and we have recorded a specific loan loss allowance on one of these loans (principal balance of $5.7 million) of $1.0 million. At June 30, 2010, we have 9 commercial mortgage loans with an outstanding principal balance of $28.7 million that were delinquent in their principal and interest payments.

We evaluate our mortgage loan portfolio for the establishment of a loan loss reserve by specific identification of impaired loans and the measurement of an estimated loss for each individual loan identified and an analysis of the mortgage loan portfolio for the need for a general loan allowance for probable losses on all other loans. If we determine that the value of any specific mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or the fair value of the underlying collateral. The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. Based upon this process and analysis, we established a general loan loss allowance of $1.1 million during the second quarter of 2010.

Mortgage loans summarized in the following table represent all loans that we are either not currently collecting or those we feel it is probable we will not collect all amounts due according to the contractual terms of the loan agreements (all loans that we have worked with the borrower to alleviate short-term cash flow issues and delinquent loans at the reporting date).

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Mortgage loans with allowances	$20,353	$15,869
Mortgage loans with no allowance for losses	79,179	53,740
Allowance for probable loan losses	(9,957)	(5,266)
Net carrying value	$89,575	$64,343

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

The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the unaudited consolidated balance sheets are as follows:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Assets
Derivative Instruments
Call options	$191,411	$479,272

Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$1,482,429	$1,375,866
Other liabilities
Interest rate swaps	2,531	1,891
	$1,484,960	$1,377,757

The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Change in fair value of derivatives:
Call options	$(208,131)	$30,172	$(124,829)	$(13,102)
Interest rate swaps	(606)	322	(1,893)	(227)
	$(208,737)	$30,494	$(126,722)	$(13,329)
Change in fair value of embedded derivatives:
Fixed index annuities	$190,211	$(140,716)	$126,336	$(154,899)

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

The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

		June 30, 2010		December 31, 2009
Counterparty	Credit Rating	Notional Amount	Fair Value	Notional Amount	Fair Value
		(Dollars in thousands)
Bank of America	A+	$559	$—	$796	$—
BNP Paribas	AA	1,198,608	39,002	1,647,627	101,888
Lehman	NR	—	—	1,437	—
Bank of New York	AA-	96,807	610	112,193	6,153
Credit Suisse	A+	2,113,201	29,432	2,711,027	163,321
Barclays	AA-	1,085,056	14,494	258,853	10,082
SunTrust	BBB+	252,281	6,868	427,572	27,735
Wells Fargo	AA	1,663,775	37,072	1,189,234	70,746
J.P. Morgan	AA-	2,616,441	56,158	1,648,394	99,347
UBS	A+	580,254	7,775	—	—
		$9,606,982	$191,411	$7,997,133	$479,272

As of June 30, 2010 and December 31, 2009, we held $101.7 million and $346.1 million, respectively, of cash and cash equivalents received from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $105.3 million and $149.5 million at June 30, 2010 and December 31, 2009, respectively.

We had unsecured counterparty exposure in connection with options purchased from affiliates of Lehman Brothers ("Lehman") which declared bankruptcy during the third quarter of 2008. All options purchased from affiliates of Lehman had expired as of June 30, 2010. The amount of option proceeds due on expired options which had been purchased from Lehman that we did not receive payment on was $6.5 million for the second quarter 2009 and $9.4 million for the six months ended June 30, 2009. No amount has been recognized for any recovery of these amounts that may result from our claim in Lehman's bankruptcy proceedings.

Liquidity and Capital Resources

Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $946.3 million in the six months ended June 30, 2010 compared to $1.2 billion for the six months ended June 30, 2009, with the decrease attributable to a $162.5 million decrease in net annuity deposits after coinsurance and a $93.1 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans. As reported above under Financial Condition - Investments, during the second quarter of 2010 we experienced a significant amount of calls of United States Government sponsored agency securities and the accelerated pace of these calls is expected to continue in the second quarter of 2010. As a result we have had elevated levels of cash and cash equivalents during the first six months of 2010. We have been reinvesting the proceeds from the called securities in United States Government sponsored agencies, securities, investment grade corporate fixed maturity securities and United States municipalities, states and territories securities with yields that meet our investment spread objectives. Our ability to continue to reinvest the proceeds from called securities in assets with acceptable credit quality and yield characteristics similar to the called securities will be dependent on future market conditions.

We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. Our assets consist primarily of the capital stock and surplus notes of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. The ability to pay such dividends and to make such other payments is limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries.

The statutory capital and surplus of our life insurance subsidiaries at June 30, 2010 was $1.3 billion. American Equity Investment Life Insurance Company (American Equity Life) made surplus note interest payments to us of $2.0 million during the six months ended June 30, 2010. For the remainder of 2010, up to $167.5 million can be distributed by American Equity Life as dividends under applicable laws and regulations without prior regulatory approval. Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had $407.9 million of statutory earned surplus at June 30, 2010. The transfer of funds by American Equity Life is also restricted by a covenant in our revolving line of credit which requires American Equity Life to maintain a minimum risk-based capital ratio of 200%.

We have a $150 million line of credit which is fully drawn. In December 2009, we issued $115.8 million of convertible senior notes, of which $52.2 million was issued for cash. All of the cash proceeds from issuing these convertible senior notes are being used for working capital and general corporate purposes. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.

On August 20, 2009, we entered into distribution agreements with Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC (“FPK”) and Sandler O’Neill & Partners, L.P. ("Sandler O'Neill"). On December 3, 2009, Macquarie Capital (USA) Inc. ("Macquarie Capital") assumed all of FPK's rights and obligations under our distribution agreement with FPK. Under the distribution agreements, we can offer and sell shares of our common stock up to an aggregate offering price of $50 million. From October 1, 2009 through June 30, 2010, we did not sell any shares of our common stock pursuant to these distribution agreements. From August 20, 2009 through September 30, 2009, we sold 132,300 shares of our common stock, resulting in gross proceeds to us of $1.1 million. On August 4, 2010, we provided notice to Macquarie Capital and Sandler O'Neill that we were terminating the distribution agreements.

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

In July 2010, FASB issued an accounting standards update that expands disclosures and provide users more transparency about allowances for credit losses and the credit quality of the financing receivables of an entity. This guidance requires additional disclosures about an entity's financing receivables, such as credit quality indicators, aging of past due financing receivables, and significant purchases and sales of financing receivables. In addition, disclosures must be disaggregated by portfolio segment or class based on how an entity develops its allowance for credit losses and how it manages its credit exposure. Most of the requirements are effective for the fourth quarter of 2010 with certain additional disclosures required for the first quarter of 2011. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities issued by Trust III, IV, VII, VIII, IX, X, XI (beginning on December 31, 2010) and XII bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $144.5 million at June 30, 2010, of which $40 million had been swapped to fixed rates (see note 5 to our unaudited consolidated financial statements in Item 1 of this Form 10-Q). The applicable interest rate on our borrowings under our revolving line of credit is floating at LIBOR plus 0.80% or the greater of prime rate or federal funds rate plus 0.50%, as elected by us. In 2009, we swapped the floating interest rate to fixed rates for the $150 million of the borrowings outstanding on our revolving line of credit (see note 5 to our unaudited consolidated financial statements in Item 1 of this Form 10-Q). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

If interest rates were to increase 10% (39 basis points) from levels at June 30, 2010, we estimate that the fair value of our fixed maturity securities would decrease by approximately $452.9 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $96.9 million in the accumulated other comprehensive income and a decrease in stockholders' equity. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2009.

At June 30, 2010, 47% of our fixed income securities have call features and 4% were subject to call redemption. Another 22% will become subject to call redemption through December 31, 2010. During the six months ended June 30, 2010 and 2009, we received $2.4 billion and $3.2 billion, respectively, in redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At June 30, 2010, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.

We purchase call options on the applicable indices to fund the annual index credits on our fixed index annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for fixed index products. For the six months ended June 30, 2010 and 2009, the annual index credits to policyholders on their anniversaries were $295.5 million and $17.5 million, respectively. Proceeds received at expiration of these options related to such credits were $280.0 million and $5.0 million for the six months ended June 30, 2010 and 2009, respectively. The difference between proceeds received at expiration of these options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us. Proceeds for the six months ended June 30, 2009 were adversely affected by $9.4 million in proceeds not received from affiliates of Lehman Brothers which declared bankruptcy in the third quarter of 2008.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2010 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in two purported class action lawsuits alleging improper sales practices and similar claims as described below. It is often not possible to determine the ultimate outcome of pending legal proceedings or to provide reasonable ranges of potential losses with any degree of certainty. The lawsuits referred to below are in pre-litigation and discovery stages and we do not have sufficient information to make an assessment of the plaintiffs' claims for liability or damages. The plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages, which are difficult to quantify and cannot be estimated based on the information currently available. We do not believe that these lawsuits, including those discussed below, will have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.

We are a defendant in two cases, including (i) Stephens v. American Equity Investment Life Insurance Company, et. al., in the San Luis Obispo Superior Court, San Francisco, California (complaint filed November 29, 2004) (the "SLO Case") and (ii) McCormack, et al. v. American Equity Investment Life Insurance Company, et al., in the United States District Court for the Central District of California, Western Division and Anagnostis v. American Equity, et al., coordinated in the Central District, entitled, In Re: American Equity Annuity Practices and Sales Litigation, in the United States District Court for the Central District of California, Western Division (complaint filed September 7, 2005) (the "Los Angeles Case").

The plaintiffs in the SLO Case represent a class of individuals who are California residents and who either purchased their annuity from us through a co-defendant marketing organization or who purchased one of a defined set of particular annuities issued by us. The named plaintiffs in this case are: Chalys M. Stephens and John P. Stephens. Plaintiffs seek injunctive relief and restitution on behalf of all class members under California Business & Professions Code section 17200 et seq.; compensatory damages for breach of contract and breach of fiduciary duty; other pecuniary damages under California Civil Code section 1750 and California Welfare & Institutions Codes section 15600 et seq.; and punitive damages under common law causes of action for fraud and breach of the covenant of good faith and fair dealing. We are vigorously defending the underlying allegations and may seek to decertify the entire class after further discovery into the merits of the case. Trial in this matter, originally scheduled for September 2010, has been re-scheduled for November 2010.

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

Item 1A. Risk Factors

Our 2009 Annual Report on Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the six months ended June 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuer purchases of equity securities for the quarter ended June 30, 2010.

We have a Rabbi Trust, the NMO Deferred Compensation Trust, which purchases our common shares to fund the amount of shares earned by our agents under the NMO Deferred Compensation Plan. At June 30, 2010, agents had earned 81,745 shares which had vested but had not yet been purchased and contributed to the Rabbi Trust.

In addition, we have a share repurchase program under which we are authorized to purchase up to 10,000,000 shares of our common stock. As of June 30, 2010, we have repurchased 3,845,296 shares of our common stock under this program. We suspended the repurchase of our common stock under this program in August of 2008.

The maximum number of shares that may yet be purchased under these plans is 6,236,449 at June 30, 2010.

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

Date: August 6, 2010	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

	By:	/s/ Wendy C. Waugaman
Wendy C. Waugaman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John M. Matovina
John M. Matovina, Vice Chairman, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Vice President - Controller
(Principal Accounting Officer)