Form 10-Q
period 2010-09-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2010-11-09
CIK 1039828

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
For the transition period from ________ to ________

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

APPLICABLE TO CORPORATE ISSUERS:
Shares of common stock outstanding at October 31, 2010: 58,655,026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2010 - $14,018,652; 2009 - $10,912,680)	$14,648,448	$10,704,131
Held for investment, at amortized cost (fair value: 2010 - $260,727; 2009 - $1,601,864)	289,953	1,635,083
Equity securities, available for sale, at fair value (cost: 2010 - $70,793; 2009 - $82,930)	82,172	93,086
Mortgage loans on real estate	2,528,459	2,449,778
Derivative instruments	283,920	479,272
Short-term investments	599,961	—
Other investments	19,810	12,760
Total investments	18,452,723	15,374,110

Cash and cash equivalents	664,519	528,002
Coinsurance deposits	2,566,228	2,237,740
Accrued investment income	148,512	113,658
Deferred policy acquisition costs	1,522,972	1,625,785
Deferred sales inducements	1,042,276	1,011,449
Deferred income taxes	61,420	85,661
Income taxes recoverable	7,760	103,684
Other assets	102,015	231,915
Total assets	$24,568,425	$21,312,004

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$167,526	$140,351
Annuity products	21,958,455	19,195,870
Other policy funds and contract claims	183,948	119,403
Notes payable	327,740	316,468
Subordinated debentures	268,397	268,347
Other liabilities	615,970	516,942
Total liabilities	23,522,036	20,557,381

Stockholders' equity:
Common stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding: 2010 - 56,692,991 shares (excluding 5,776,031 treasury shares); 2009 - 56,203,159 shares (excluding 5,936,696 treasury shares)	56,693	56,203
Additional paid-in capital	446,895	422,225
Unallocated common stock held by ESOP; 2010 - 497,527 shares; 2009 - 527,272 shares	(5,195)	(5,679)
Accumulated other comprehensive income (loss)	201,771	(30,456)
Retained earnings	346,225	312,330
Total stockholders' equity	1,046,389	754,623
Total liabilities and stockholders' equity	$24,568,425	$21,312,004

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Traditional life and accident and health insurance premiums	$3,181	$3,166	$9,111	$9,519
Annuity product charges	18,538	15,835	52,673	47,501
Net investment income	260,475	241,471	758,230	688,928
Change in fair value of derivatives	93,980	121,507	(32,742)	108,178
Net realized gains on investments, excluding other than temporary impairment ("OTTI") losses	11,298	5,510	22,264	10,587
OTTI losses on investments:
Total OTTI losses	(2,160)	(94,216)	(16,347)	(171,668)
Portion of OTTI losses recognized in other comprehensive income	(1,830)	49,641	8,316	108,012
Net OTTI losses recognized in operations	(3,990)	(44,575)	(8,031)	(63,656)
Gain (loss) on extinguishment of debt	—	—	(292)	3,098
Total revenues	383,482	342,914	801,213	804,155

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	2,128	2,737	6,629	6,910
Interest sensitive and index product benefits	159,155	75,288	584,842	207,028
Amortization of deferred sales inducements	5,184	(8,081)	21,516	17,814
Change in fair value of embedded derivatives	114,823	259,737	(11,513)	414,636
Interest expense on notes payable	4,940	3,370	14,264	11,288
Interest expense on subordinated debentures	3,805	3,841	11,206	12,078
Interest expense on amounts due under repurchase agreements	—	100	—	344
Amortization of deferred policy acquisition costs	45,795	(2,972)	73,980	44,938
Other operating costs and expenses	16,213	13,961	48,900	45,305
Total benefits and expenses	352,043	347,981	749,824	760,341
Income (loss) before income taxes	31,439	(5,067)	51,389	43,814
Income tax expense (benefit)	10,925	(2,089)	17,494	11,305
Net income (loss)	$20,514	$(2,978)	$33,895	$32,509

Earnings (loss) per common share	$0.35	$(0.05)	$0.58	$0.59
Earnings (loss) per common share - assuming dilution	$0.33	$(0.05)	$0.56	$0.57

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2009	$56,203	$422,225	$(5,679)	$(30,456)	$312,330	$754,623
Other comprehensive income:
Net income for period	—	—	—	—	33,895	33,895
Change in net unrealized investment gains/losses	—	—	—	234,529	—	234,529
Noncredit component of OTTI losses, available for sale securities, net	—	—	—	(2,302)	—	(2,302)
Other comprehensive income	—	—	—	—	—	266,122
Conversion of $60 of subordinated debentures	7	49	—	—	—	56
Acquisition of 6,300 shares of common stock	(6)	(44)	—	—	—	(50)
Allocation of 44,641 shares of common stock by ESOP, including excess income tax benefits	—	(31)	484	—	—	453
Share-based compensation, including excess income tax benefits	—	6,800	—	—	—	6,800
Issuance of 488,725 shares of common stock under compensation plans, including excess income tax benefits	489	2,296	—	—	—	2,785
Issuance of warrants	—	15,600	—	—	—	15,600
Balance at September 30, 2010	$56,693	$446,895	$(5,195)	$201,771	$346,225	$1,046,389

Balance at December 31, 2008	$50,739	$376,782	$(6,336)	$(147,376)	$223,035	$496,844
Cumulative effect of noncredit OTTI, net	—	—	—	(20,094)	25,240	5,146
Other comprehensive income:
Net income for the period	—	—	—	—	32,509	32,509
Change in net unrealized investment gains/losses	—	—	—	251,689	—	251,689
Noncredit component of OTTI losses, available for sale securities, net	—	—	—	(70,208)	—	(70,208)
Other comprehensive income	—	—	—	—	—	213,990
Issuance of treasury stock	5	50	—	—	(18)	37
Acquisition of 12,362 shares of common stock	(12)	(40)	—	—	—	(52)
Allocation of 37,667 shares of common stock by ESOP, including excess income tax benefits	—	(114)	406	—	—	292
Share-based compensation, including excess income tax benefits	—	2,814	—	—	—	2,814
Issuance of 5,000,000 shares of common stock in exchange for notes payable	5,000	26,226	—	—	—	31,226
Issuance of 132,300 shares of common stock	132	855	—	—	—	987
Issuance of 339,015 shares of common stock under compensation plans, including excess income tax benefits	339	(339)	—	—	—	—
Balance at September 30, 2009	$56,203	$406,234	$(5,930)	$14,011	$280,766	$751,284

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net income	$33,895	$32,509
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	584,842	207,028
Amortization of deferred sales inducements	21,516	17,814
Annuity product charges	(52,673)	(47,501)
Change in fair value of embedded derivatives	(11,513)	414,636
Increase in traditional life and accident and health insurance reserves	20,777	6,331
Policy acquisition costs deferred	(260,837)	(244,164)
Amortization of deferred policy acquisition costs	73,980	44,938
Provision for depreciation and other amortization	7,391	4,323
Amortization of discounts and premiums on investments	(188,044)	(160,338)
Realized gains on investments and net OTTI losses recognized	(14,233)	53,069
Change in fair value of derivatives	30,876	(109,563)
Deferred income taxes	(100,804)	(114,669)
Loss (gain) on extinguishment of debt	292	(3,098)
Share-based compensation	6,624	3,183
Change in accrued investment income	(34,854)	(39,409)
Change in income taxes recoverable/payable	95,924	11,498
Change in other assets	(10,061)	(4,111)
Change in other policy funds and contract claims	64,545	(515)
Change in collateral held for derivatives	(157,791)	228,068
Change in other liabilities	25,439	(38,855)
Other	421	(2,010)
Net cash provided by operating activities	135,712	259,164

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	3,084,551	2,236,834
Fixed maturity securities - held for investment	1,585,267	1,918,418
Equity securities - available for sale	31,665	11,778
Mortgage loans on real estate	111,305	87,898
Derivative instruments	406,563	6,534
Acquisition of investments:
Fixed maturity securities - available for sale	(5,620,989)	(5,987,086)
Fixed maturity securities - held for investment	(215,870)	—
Equity securities - available for sale	(10,125)	—
Mortgage loans on real estate	(203,606)	(149,624)
Derivative instruments	(241,962)	(189,424)
Short-term investments	(599,746)	—
Other investments	(533)	(28)
Purchases of property, furniture and equipment	(5,342)	(1,001)
Net cash used in investing activities	(1,678,822)	(2,065,701)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Financing activities
Receipts credited to annuity policyholder account balances	$3,114,235	$2,777,615
Coinsurance deposits	(248,488)	(371,897)
Return of annuity policyholder account balances	(1,189,388)	(1,038,657)
Financing fees incurred and deferred	(6,742)	(320)
Proceeds from notes payable	200,000	75,000
Repayments of notes payable	(156,641)	(3,082)
Purchase of call spread - 2015 Notes Hedges	(37,000)	—
Increase in amounts due under repurchase agreements	—	410,254
Acquisition of common stock	(50)	(34)
Excess tax benefits realized from share-based compensation plans	256	63
Proceeds from issuance of common stock	2,723	987
Proceeds from issuance of warrants	15,600	—
Change in checks in excess of cash balance	(14,878)	(8,404)
Other	—	12
Net cash provided by financing activities	1,679,627	1,841,537
Increase in cash and cash equivalents	136,517	35,000

Cash and cash equivalents at beginning of period	528,002	214,862
Cash and cash equivalents at end of period	$664,519	$249,862

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$17,101	$19,669
Income taxes	121,488	117,850
Income tax refunds received	100,000	—
Non-cash operating activity:
Deferral of sales inducements	244,979	229,739
Non-cash investing activity:
Real estate acquired in satisfaction of mortgage loans	7,408	8,949
Non-cash financing activities:
Stock issued in extinguishment of debt	—	31,250
Conversion of subordinated debentures	56	—

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation

The accompanying consolidated financial statements of American Equity Investment Life Holding Company (“we”, “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

We recorded an immaterial correction for the accounting for single premium immediate annuities during the third quarter 2010 which increased net income by $0.5 million. Reclassifications have been made to prior period financial statements to conform to the current period presentation.

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

In July 2010, the FASB issued an accounting standards update that expands disclosures and provide users more transparency about allowances for credit losses and the credit quality of the financing receivables of an entity. This guidance requires additional disclosures about an entity's financing receivables, such as credit quality indicators, aging of past due financing receivables, and significant purchases and sales of financing receivables. In addition, disclosures must be disaggregated by portfolio segment or class based on how an entity develops its allowance for credit losses and how it manages its credit exposure. Most of the disclosure requirements are effective for the fourth quarter of 2010 with certain additional disclosures required for the first quarter of 2011. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In October 2010, as a result of a consensus of the FASB Emerging Issues Task Force, the FASB issued an accounting standards update that modifies the definition of the types of costs incurred that can be capitalized in the acquisition of new and renewal insurance contracts. This guidance defines the costs that qualify for deferral as incremental direct costs that result directly from and are essential to successful contract transactions and would not have been incurred by the insurance entity had the contract transactions not occurred. In addition, it lists certain costs as deferrable as those that are directly related to underwriting, policy issuance and processing, medical and inspection, and sales force contract selling as deferrable, as well as the portion of an employee's total compensation related directly to time spent performing those activities for actual acquired contracts and other costs related directly to those activities that would not have been incurred if the contract had not been acquired. This amendment to current GAAP should be applied prospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with retrospective application permitted. We are currently evaluating the impact of the guidance on our consolidated financial statements.

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

We categorize our financial instruments into three levels of fair value hierarchy based on the priority for use of inputs in determining fair value. The hierarchy defines the highest priority inputs (Level 1) as quoted prices in active markets for identical assets or liabilities. The lowest priority inputs (Level 3) are our own assumptions about what a market participant would use in determining fair value such as estimated future cash flows. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. We categorize financial assets and liabilities recorded at fair value in the consolidated balance sheets as follows:

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

Transfers of securities among the levels occur at times and depend on the type of inputs used to determine fair value of each security. Transfers between Level 1 and Level 2 were not material for the nine months ended September 30, 2010.

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

We estimate the fair value of the embedded derivative component of our fixed index annuity policy liabilities at each valuation date by (i) projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and (ii) discounting the excess of the projected contract value amounts at the applicable risk free interest rates adjusted for our nonperformance risk related to those liabilities. The projections of policy contract values are based on our best estimate assumptions for future policy growth and future policy decrements. Our best estimate assumptions for future policy growth include assumptions for the expected index credit on the next policy anniversary date which are derived from the fair values of the underlying call options purchased to fund such index credits and the expected costs of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary. The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as were used to project policy contract values.

We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis of inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of September 30, 2010.

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

Derivative instruments: The fair values of derivative instruments are based upon the amount of cash that we will receive to settle each derivative instrument on the reporting date. These amounts are obtained from each of the counterparties using industry accepted valuation models and are adjusted for the nonperformance risk of each counterparty net of any collateral held. The nonperformance risk for each counterparty is based upon its credit default swap rate. We have no performance obligations related to the call options purchased to fund our fixed index annuity policy liabilities.

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

2015 notes hedges: The fair value of these call options is determined by applying market observable data such as our common stock price, its dividend yield and its volatility, as well as the time to expiration of the call options to determine a fair value of the buy side of these options.

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

Notes payable: The fair value of the convertible senior notes is based upon quoted market prices. Fair values of other notes payable are estimated using discounted cash flow calculations based principally on observable inputs including our incremental borrowing rates, which reflect our credit rating, for similar types of borrowings with maturities consistent with those remaining for the debt being valued.

Subordinated debentures: Fair values for subordinated debentures are estimated using discounted cash flow calculations based principally on observable inputs including our incremental borrowing rates, which reflect our credit rating, for similar types of borrowings with maturities consistent with those remaining for the debt being valued.

2015 notes embedded derivatives: The fair value of this embedded derivative is determined by pricing the call options that hedge this potential liability. The terms of the conversion premium are identical to the 2015 Notes Hedges and the method of determining fair value of the call options is based upon observable market data.

Interest rate swaps: The fair values of our pay fixed/receive variable interest rate swaps are obtained from third parties and are determined by discounting expected future cash flows using projected LIBOR rates for the term of the swaps.

The following sets forth a comparison of the fair values and carrying amounts of our financial instruments:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$14,648,448	$14,648,448	$10,704,131	$10,704,131
Held for investment	289,953	260,727	1,635,083	1,601,864
Equity securities, available for sale	82,172	82,172	93,086	93,086
Mortgage loans on real estate	2,528,459	2,580,440	2,449,778	2,409,197
Derivative instruments	283,920	283,920	479,272	479,272
Short-term investments	599,961	599,961	—	—
Other investments	19,810	19,810	12,760	12,760
Cash and cash equivalents	664,519	664,519	528,002	528,002
Coinsurance deposits	2,566,228	2,284,316	2,237,740	1,934,996
2015 notes hedges	38,483	38,483	—	—

Liabilities
Policy benefit reserves	21,958,455	18,431,020	19,195,870	16,152,088
Notes payable	327,740	393,032	316,468	340,673
Subordinated debentures	268,397	166,029	268,347	186,215
2015 notes embedded derivatives	38,483	38,483	—	—
Interest rate swaps	2,531	2,531	1,891	1,891

Our assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2010
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$3,698	$3,698	$—	$—
United States Government sponsored agencies	4,152,112	—	4,152,112	—
United States municipalities, states and territories	1,261,070	—	1,261,070	—
Corporate securities	6,502,727	73,648	6,429,079	—
Residential mortgage backed securities	2,728,841	—	2,726,142	2,699
Equity securities, available for sale: finance, insurance and real estate	82,172	60,831	21,341	—
Derivative instruments	283,920	—	283,920	—
Cash and cash equivalents	664,519	664,519	—	—
Short-term investments	599,961	599,961	—	—
2015 notes hedges	38,483	—	38,483	—
	$16,317,503	$1,402,657	$14,912,147	$2,699
Liabilities
Interest rate swaps	$2,531	$—	$2,531	$—
2015 notes embedded derivatives	38,483	—	38,483	—
Fixed index annuities - embedded derivatives	1,706,262	—	—	1,706,262
	$1,747,276	$—	$41,014	$1,706,262

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

During the three months ended September 30, 2010, we transferred four corporate securities with a fair value of $12.5 million from Level 2 to Level 1 as quoted prices in active markets as evidenced by actual trades of these securities occurred at the end of this period. Identical security trading had not been observable prior to this period for these four securities.

The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Available for sale securities
Beginning balance	$8,910	$19,140	$17,918	$20,082
Purchases, issuances, and settlements	60	(52)	(15,060)	(126)
Transfers out of Level 3	(6,155)	—	(6,155)	—
Total gains (losses) (realized/unrealized):
Included in other comprehensive income (loss)	(116)	1,628	8,226	1,586
Included in operations	—	(287)	(2,230)	(1,113)
Ending balance	$2,699	$20,429	$2,699	$20,429

The transfers out of Level 3 were corporate debt and equity securities in the home building sector that were issued as a result of a bankruptcy reorganization in late 2009. The operation that has resulted from this emergence from bankruptcy has become a stable business to which a third party broker has applied observable market data such as similar securities and credit spreads in determining fair value of these securities. Realized losses of $2.2 million for nine months ended September 30, 2010 are included in net realized gains on investments in the unaudited consolidated statements of operations compared to $0.3 million and $1.1 million for the three and nine months ended September 30, 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$1,482,429	$1,050,769	$1,375,866	$998,015
Reinsurance adjustment	—	(14,567)	—	(14,567)
Premiums less benefits	156,984	2,377	571,719	(2,464)
Change in unrealized gains, net	66,849	210,333	(241,323)	267,928
Ending balance	$1,706,262	$1,248,912	$1,706,262	$1,248,912

Change in unrealized gains, net for each period in our embedded derivatives are included in change in fair value of embedded derivatives in the unaudited consolidated statements of operations.

3. Investments

At September 30, 2010 and December 31, 2009, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2010
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$3,235	$463	$—	$3,698
United States Government sponsored agencies	4,119,569	32,543	—	4,152,112
United States municipalities, states and territories	1,188,236	73,700	(866)	1,261,070
Corporate securities	5,911,946	617,853	(27,072)	6,502,727
Residential mortgage backed securities	2,795,666	82,133	(148,958)	2,728,841
	$14,018,652	$806,692	$(176,896)	$14,648,448

Held for investment:
United States Government sponsored agencies	$214,202	$1,108	$—	$215,310
Corporate security	75,751	—	(30,334)	45,417
	$289,953	$1,108	$(30,334)	$260,727

Equity securities, available for sale:
Finance, insurance, and real estate	$70,793	$12,111	$(732)	$82,172

December 31, 2009
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$3,101	$215	$(6)	$3,310
United States Government sponsored agencies	4,113,457	3,468	(118,388)	3,998,537
United States municipalities, states and territories	350,787	7,110	(2,263)	355,634
Corporate securities	3,709,446	233,023	(84,920)	3,857,549
Residential mortgage backed securities	2,735,889	59,584	(306,372)	2,489,101
	$10,912,680	$303,400	$(511,949)	$10,704,131

Held for investment:
United States Government sponsored agencies	$1,559,434	$1,647	$(5,900)	$1,555,181
Corporate security	75,649	—	(28,966)	46,683
	$1,635,083	$1,647	$(34,866)	$1,601,864
Equity securities, available for sale:
Finance, insurance, and real estate	$82,930	$13,425	$(3,269)	$93,086

During the nine months ended September 30, 2010 and 2009, we received $4.0 billion and $3.6 billion, respectively, in redemption proceeds primarily related to calls of our callable United States Government sponsored agency securities, of which $1.6 billion and $1.9 billion, respectively, were classified as held for investment. We reinvested the proceeds from these redemptions primarily in United States Government sponsored agencies, corporate securities, and United States municipalities, states, and territories classified as available for sale. In addition, we held approximately $600 million in short-term investments at September 30, 2010. At September 30, 2010, 40% of our fixed income securities have call features and 14% ($2.0 billion) are subject to call redemption during the fourth quarter of 2010. Another 18% ($2.5 billion) will become subject to call redemption during the first three quarters of 2011.

The amortized cost and fair value of fixed maturity securities at September 30, 2010, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our residential mortgage backed securities provide for periodic payments throughout their lives and are shown below as a separate line.

	Available-for-sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$30,372	$30,721	$—	$—
Due after one year through five years	406,359	451,668	—	—
Due after five years through ten years	1,608,610	1,851,088	—	—
Due after ten years through twenty years	1,852,257	1,965,964	—	—
Due after twenty years	7,325,388	7,620,166	289,953	260,727
	11,222,986	11,919,607	289,953	260,727
Residential mortgage backed securities	2,795,666	2,728,841	—	—
	$14,018,652	$14,648,448	$289,953	$260,727

Net unrealized gains (losses) on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Net unrealized gains (losses) on available for sale fixed maturity securities and equity securities	$641,185	$(198,393)
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(365,436)	116,870
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax (expense) benefit	(96,512)	28,533
Net unrealized gains (losses) reported as accumulated other comprehensive income (loss)	$201,771	$(30,456)

The National Association of Insurance Commissioners (“NAIC”) assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations (“NRSRO’s”). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered “investment grade” while NAIC Class 3 through 6 designations are considered “non-investment grade.” Based on the NAIC designations and fair values, 98% and 97% of our fixed maturity portfolio was rated investment grade at September 30, 2010 and December 31, 2009, respectively.

The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	September 30, 2010		December 31, 2009
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$10,482,067	$10,863,122	$9,495,015	$9,370,647
2	3,434,818	3,703,832	2,571,815	2,555,826
3	349,422	298,439	409,860	315,948
4	32,259	32,079	24,375	20,799
5	2,943	4,200	21,013	20,749
6	7,096	7,503	25,685	22,026
	$14,308,605	$14,909,175	$12,547,763	$12,305,995

A summary of our RMBS by collateral type and split by NAIC designation, as well as a separate summary of securities for which we have recognized OTTI and those which we have not yet recognized any OTTI is as follows:

		September 30, 2010			December 31, 2009
Collateral Type	NAIC Designation	Principal Amount	Amortized Cost	Fair Value	Principal Amount	Amortized Cost	Fair Value
		(Dollars in thousands)
OTTI has not been recognized
Government agency	1	$67,103	$66,390	$73,631	$69,496	$68,715	$72,306
Prime	1	1,818,274	1,722,604	1,761,936	1,713,391	1,595,502	1,585,337
	2	26,291	24,730	24,499	127,951	127,210	106,395
	3	21,474	21,145	18,795	1,474	1,471	977
	4	10,627	10,195	10,347	—	—	—
Alt-A	1	55,282	54,732	52,375	93,963	87,071	70,749
	2	5,123	5,219	4,304	46,456	47,301	38,030
		$2,004,174	$1,905,015	$1,945,887	$2,052,731	$1,927,270	$1,873,794
OTTI has been recognized
Prime	1	$226,865	$205,822	$180,883	$173,149	$156,108	$126,301
	2	195,252	185,801	159,643	223,473	212,221	156,522
	3	69,651	65,530	61,645	60,965	58,965	44,853
Alt-A	1	269,492	232,093	213,585	194,682	164,402	127,341
	2	160,021	137,310	117,387	111,673	96,700	75,557
	3	71,622	59,857	47,112	134,085	115,522	81,922
	6	4,899	4,238	2,699	5,394	4,701	2,811
		$997,802	$890,651	$782,954	$903,421	$808,619	$615,307
Total by collateral type
Government agency		$67,103	$66,390	$73,631	$69,496	$68,715	$72,306
Prime		2,368,434	2,235,827	2,217,748	2,300,403	2,151,477	2,020,385
Alt-A		566,439	493,449	437,462	586,253	515,697	396,410
		$3,001,976	$2,795,666	$2,728,841	$2,956,152	$2,735,889	$2,489,101
Total by NAIC designation
	1	$2,437,016	$2,281,641	$2,282,410	$2,244,681	$2,071,798	$1,982,034
	2	386,687	353,060	305,833	509,553	483,432	376,504
	3	162,747	146,532	127,552	196,524	175,958	127,752
	4	10,627	10,195	10,347	—	—	—
	6	4,899	4,238	2,699	5,394	4,701	2,811
		$3,001,976	$2,795,666	$2,728,841	$2,956,152	$2,735,889	$2,489,101

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 196 and 355 securities, respectively) have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2010
Fixed maturity securities:
Available for sale:
United States municipalities, states and territories	$62,618	$(866)	$—	$—	$62,618	$(866)
Corporate securities:
Finance, insurance and real estate	107,957	(2,927)	123,658	(12,480)	231,615	(15,407)
Manufacturing, construction and mining	70,801	(1,418)	44,229	(2,289)	115,030	(3,707)
Utilities and related sectors	119,726	(1,577)	14,395	(4,325)	134,121	(5,902)
Wholesale/retail trade	20,856	(134)	9,150	(1,331)	30,006	(1,465)
Services, media and other	71,324	(591)	—	—	71,324	(591)
Residential mortgage backed securities	166,817	(8,688)	1,141,297	(140,270)	1,308,114	(148,958)
	$620,099	$(16,201)	$1,332,729	$(160,695)	$1,952,828	$(176,896)
Held for investment:
Corporate security:
Finance, insurance and real estate	—	—	45,417	(30,334)	45,417	(30,334)

Equity securities, available for sale:
Finance, insurance and real estate	$12,192	$(590)	$16,858	$(142)	$29,050	$(732)

December 31, 2009
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$332	$(6)	$—	$—	$332	$(6)
United States Government sponsored agencies	2,908,205	(118,388)	—	—	2,908,205	(118,388)
United States municipalities, states and territories	111,969	(2,263)	—	—	111,969	(2,263)
Corporate securities:
Finance, insurance and real estate	154,093	(10,560)	239,211	(39,995)	393,304	(50,555)
Manufacturing, construction and mining	93,922	(2,032)	74,258	(8,430)	168,180	(10,462)
Utilities and related sectors	149,515	(5,046)	63,933	(8,110)	213,448	(13,156)
Wholesale/retail trade	35,629	(623)	39,547	(4,800)	75,176	(5,423)
Services, media and other	46,625	(512)	61,359	(4,812)	107,984	(5,324)
Residential mortgage backed securities	226,567	(22,781)	1,186,542	(283,591)	1,413,109	(306,372)
	$3,726,857	$(162,211)	$1,664,850	$(349,738)	$5,391,707	$(511,949)
Held for investment:
United States Government sponsored agencies	$359,100	$(5,900)	$—	$—	$359,100	$(5,900)
Corporate security:
Finance, insurance and real estate	—	—	46,683	(28,966)	46,683	(28,966)
	$359,100	$(5,900)	$46,683	$(28,966)	$405,783	$(34,866)

Equity securities, available for sale:
Finance, insurance and real estate	$9,802	$(147)	$28,877	$(3,122)	$38,679	$(3,269)

The following is a description of the factors causing the temporary unrealized losses by investment category as of September 30, 2010:

United States municipalities, states and territories: These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates. These securities carry yields less than those available at September 30, 2010.

Corporate securities: The unrealized losses in these securities are due partially to the continuation of wider than historic credit spreads in certain sectors of the corporate bond market. While credit spreads narrowed, several sectors remain at spreads wider than pre-crisis levels, such as financial and select economic sensitive issuers. As the result of wider spreads, these issues carry yields less than those available in the market as of September 30, 2010.

Residential mortgage backed securities: At September 30, 2010, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 36 securities with a total amortized cost basis of $493.4 million and a fair value of $437.5 million. Despite recent improvements in the capital markets, the fair values of RMBS continue at prices below amortized cost. RMBS prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.

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

Approximately 72% of the unrealized losses on fixed maturity securities shown in the above table for September 30, 2010 are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the securities with unrealized losses are current with respect to the payment of principal and interest.

Changes in net unrealized gains (losses) on investments for the nine months ended September 30, 2010 and 2009 are as follows:

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$3,993	$3,321

Investments carried at fair value:
Fixed maturity securities, available for sale	$838,344	$465,818
Short-term investments	11	—
Equity securities, available for sale	1,223	35,169
	839,578	500,987
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(482,306)	(300,148)
Deferred income tax valuation allowance	—	30,842
Deferred income tax asset	(125,045)	(70,294)
	(607,351)	(339,600)
Increase/decrease in net unrealized gains/losses on investments carried at fair value	$232,227	$161,387

Proceeds from sales of available for sale securities for the nine months ended September 30, 2010 and 2009 were $271.5 million and $290.2 million, respectively. Scheduled principal repayments, calls and tenders for available for sale securities for the nine months ended September 30, 2010 and 2009 were $2.7 billion and $1.9 billion, respectively. Calls of held for investment fixed maturity securities for the nine months ended September 30, 2010 and 2009 were $1.6 billion and $1.9 billion, respectively.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments, excluding net OTTI losses for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$9,732	$10,334	$22,019	$16,461
Gross realized losses	—	(2,619)	(2,359)	(2,672)
	9,732	7,715	19,660	13,789
Equity securities:
Gross realized gains	3,264	3,279	9,471	3,282
Gross realized losses	(71)	—	(71)	—
	3,193	3,279	9,400	3,282
Mortgage loans on real estate:
Increase in allowance for credit losses	(1,043)	(5,484)	(6,212)	(6,484)
Other investments:
Impairment losses	(584)	—	(584)	—
	$11,298	$5,510	$22,264	$10,587

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

The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the nine months ended September 30, 2010 and 2009 which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
September 30, 2010
Prime	2005	7.5%	7.5%	11%	11%	45%	45%
	2006	7.3%	7.3%	7%	11%	45%	55%
	2007	5.8%	6.6%	11%	19%	45%	60%
Alt-A	2005	6.2%	7.4%	12%	27%	45%	50%
	2007	7.0%	7.0%	44%	45%	57%	60%

September 30, 2009
Prime	2005	7.7%	7.7%	7%	7%	50%	50%
	2006	6.5%	9.2%	8%	14%	35%	55%
	2007	5.8%	7.9%	8%	31%	35%	50%
Alt-A	2005	5.6%	8.7%	10%	16%	10%	50%
	2006	6.0%	7.3%	16%	27%	40%	60%
	2007	6.2%	7.5%	15%	52%	45%	70%

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

The following table summarizes other than temporary impairments for the three months and nine months ended September 30, 2010 and 2009, by asset type:

General Description	Number of Securities	Total OTTI Losses	Portion of OTTI Losses in Other Comprehensive Income	Net OTTI Losses in Operations
		(Dollars in thousands)
Three months ended September 30, 2010
Fixed maturity securities, available for sale:
Corporate securities:
Finance	1	$(822)	$—	$(822)
Retail	1	(1,338)	—	(1,338)
Residential mortgage backed securities	7	—	(1,830)	(1,830)
	9	(2,160)	(1,830)	(3,990)

Three months ended September 30, 2009
Fixed maturity securities, available for sale:
Corporate securities:
Finance	1	$(3,619)	$(2,257)	$(5,876)
Insurance	1	(211)	(696)	(907)
Residential mortgage backed securities	47	(78,712)	52,594	(26,118)
Equity securities, available for sale:
Finance	1	(10,182)	—	(10,182)
Insurance	2	(1,492)	—	(1,492)
	52	$(94,216)	$49,641	$(44,575)
Nine months ended September 30, 2010
Fixed maturity securities, available for sale:
Corporate securities:
Finance	1	$(822)	$—	$(822)
Retail	1	(1,338)	—	(1,338)
Residential mortgage backed securities	10	(14,187)	8,316	(5,871)
	12	$(16,347)	$8,316	$(8,031)

Nine months ended September 30, 2009
Fixed maturity securities, available for sale:
United States Government full faith and credit	1	$(245)	$—	$(245)
Corporate securities:
Finance	3	(8,388)	(1,521)	(9,909)
Insurance	2	(641)	(1,165)	(1,806)
Home building	3	(756)	(70)	(826)
Residential mortgage backed securities	49	(140,454)	110,768	(29,686)
Equity securities, available for sale:
Finance	7	(18,292)	—	(18,292)
Insurance	2	(1,492)	—	(1,492)
Real estate	2	(1,400)	—	(1,400)
	69	$(171,668)	$108,012	$(63,656)

We recognized OTTI of $2.2 million on two corporate fixed maturity securities during the three and nine months ended September 30, 2010, because we changed from a position of holding these securities until price recovery to intending to sell them prior to price recovery.

The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(81,962)	$(43,554)	$(82,930)	$(34,229)
Credit losses on securities for which OTTI has not previously been recognized	(2,160)	(6,015)	(4,847)	(13,083)
Additional credit losses on securities for which OTTI has previously been recognized	(1,830)	(26,887)	(3,184)	(29,389)
Accumulated losses on securities that were disposed of during the period	1,855	5,210	6,864	5,455
Cumulative credit loss at end of period	$(84,097)	$(71,246)	$(84,097)	$(71,246)

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security for securities that are part of our investment portfolio at September 30, 2010 and December 31, 2009:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
September 30, 2010
Corporate fixed maturity securities	$14,479	$(2,701)	$7,503	$19,281
Residential mortgage backed securities	890,651	(213,561)	105,865	782,955
Equity securities:
Finance, insurance and real estate	24,380	—	9,289	33,669
	$929,510	$(216,262)	$122,657	$835,905
December 31, 2009
Corporate fixed maturity securities	$25,603	$(9,488)	$7,763	$23,878
Residential mortgage backed securities	809,632	(205,245)	11,809	616,196
Equity securities:
Finance, insurance and real estate	34,645	—	13,045	47,690
	$869,880	$(214,733)	$32,617	$687,764

4. Mortgage Loans on Real Estate

Our mortgage loan portfolio totaled $2.5 billion at September 30, 2010 and December 31, 2009, with commitments outstanding of $23.4 million at September 30, 2010. The portfolio consists of commercial mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. The mortgage loan portfolio is summarized by geographic region and property type as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$580,822	22.9%	$560,256	22.8%
Middle Atlantic	164,084	6.5%	168,246	6.9%
Mountain	399,951	15.8%	388,940	15.9%
New England	43,165	1.7%	44,541	1.8%
Pacific	238,125	9.4%	216,382	8.8%
South Atlantic	498,266	19.6%	464,077	18.9%
West North Central	398,664	15.7%	410,883	16.7%
West South Central	212,594	8.4%	201,719	8.2%
	$2,535,671	100.0%	$2,455,044	100.0%
Loan loss allowance	(7,212)		(5,266)
	2,528,459		2,449,778

Property type distribution
Office	$672,909	26.6%	$664,701	27.1%
Medical Office	157,852	6.2%	145,390	5.9%
Retail	563,801	22.2%	564,023	23.0%
Industrial/Warehouse	626,743	24.7%	610,279	24.8%
Hotel	151,834	6.0%	155,594	6.4%
Apartment	136,764	5.4%	122,854	5.0%
Mixed use/other	225,768	8.9%	192,203	7.8%
	$2,535,671	100.0%	$2,455,044	100.0%
Loan loss allowance	(7,212)		(5,266)
	2,528,459		2,449,778

We evaluate our mortgage loan portfolio for the establishment of a loan loss reserve by specific identification of impaired loans and the measurement of an estimated loss for each individual loan identified. A mortgage loan is impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition, we analyze the mortgage loan portfolio for the need of a general loan allowance for probable losses on all other loans. If we determine that the value of any specific mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or the fair value of the underlying collateral less estimated costs to sell. The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. Based upon this process and analysis, we increased our general loan loss allowance by $0.6 million to $1.7 million during the third quarter of 2010. The $1.7 million general loan loss allowance was recorded during the nine months ended September 30, 2010.

We increased the allowance for credit losses on mortgage loans by $1.0 million and $6.2 million during the three and nine months ended September 30, 2010, respectively, and $5.5 million and $6.5 million during the three and nine months ended September 30, 2009, respectively. During three months ended September 30, 2010, three mortgage loans were satisfied by taking ownership of the real estate serving as collateral on the loans. These loans had a total principal amount outstanding of $6.9 million, for which a specific loan loss allowance of $3.8 million was established and recognized during 2009. During the nine months ended September 30, 2010, five mortgage loans were satisfied by taking ownership of the real estate serving as collateral on the loans, which had a total principal amount outstanding of $11.7 million, for which specific loan loss allowances totaling $4.3 million were established and recognized during the nine months ended September 30, 2010.

Mortgage loans summarized in the following table represent all loans that we are either not currently collecting or those we feel it is probable we will not collect all amounts due according to the contractual terms of the loan agreements (all loans that we have worked with the borrower to alleviate short-term cash flow issues and loans delinquent for more than 60 days at the reporting date).

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Mortgage loans with allowances	$22,206	$15,869
Mortgage loans with no allowance for losses	75,150	70,214
Allowance for probable loan losses	(7,212)	(5,266)
Net carrying value	$90,144	$80,817

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

The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the unaudited consolidated balance sheets are as follows:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$283,920	$479,272
Other assets
2015 notes hedges	38,483	—
	$322,403	$479,272
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$1,706,262	$1,375,866
Other liabilities
2015 notes embedded conversion derivatives	38,483	—
Interest rate swaps	2,531	1,891
	$1,747,276	$1,377,757

The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Revenues
Change in fair value of derivatives:
Call options	$93,109	$123,121	$(31,720)	$110,019
2015 notes hedges (see note 7)	1,483	—	1,483	—
Interest rate swaps	(612)	(1,614)	(2,505)	(1,841)
	$93,980	$121,507	$(32,742)	$108,178
Benefits and expenses
Change in fair value of embedded derivatives:
2015 notes embedded conversion derivatives (see note 7)	$1,483	$—	$1,483	$—
Fixed index annuities	113,340	259,737	(12,996)	414,636
	114,823	259,737	(11,513)	414,636

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

The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

		September 30, 2010		December 31, 2009
Counterparty	Credit Rating	Notional Amount	Fair Value	Notional Amount	Fair Value
		(Dollars in thousands)
Bank of America	A+	$168,425	$5,679	$796	$—
BNP Paribas	AA	1,003,936	35,416	1,647,627	101,888
Lehman	NR	—	—	1,437	—
Bank of New York	AA-	68,804	434	112,193	6,153
Credit Suisse	A+	1,974,164	41,346	2,711,027	163,321
Barclays	AA-	1,509,386	39,848	258,853	10,082
SunTrust	BBB+	123,722	3,888	427,572	27,735
Wells Fargo	AA	1,792,700	51,941	1,189,234	70,746
J.P. Morgan	AA-	2,918,631	87,563	1,648,394	99,347
UBS	A+	722,114	17,805	—	—
		$10,281,882	$283,920	$7,997,133	$479,272

As of September 30, 2010 and December 31, 2009, we held $188.7 million and $346.1 million, respectively, of cash and cash equivalents received from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $102.2 million and $149.5 million at September 30, 2010 and December 31, 2009, respectively.

We had unsecured counterparty exposure in connection with options purchased from affiliates of Lehman Brothers ("Lehman") which declared bankruptcy during the third quarter of 2008. All options purchased from affiliates of Lehman had expired as of September 30, 2010. The amount of option proceeds due on expired options which had been purchased from Lehman that we did not receive payment on was $2.6 million for the third quarter 2009 and $12.0 million for the nine months ended September 30, 2009. No amount has been recognized for any recovery of these amounts that may result from our claim in Lehman's bankruptcy proceedings.

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

Details regarding the interest rate swaps are as follows:

	Notional		Pay		September 30, 2010	December 31, 2009
Maturity Date	Amount	Receive Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
September 15, 2010	—	*LIBOR (a)	5.19	Bank of America	—	(142)
April 7, 2011	20,000	*LIBOR (a)	5.23	Bank of America	(149)	(290)
October 15, 2011	15,000	**LIBOR	1.54	SunTrust	(462)	(144)
October 31, 2011	30,000	**LIBOR	1.51	SunTrust	(240)	(241)
October 31, 2011	30,000	**LIBOR	1.61	SunTrust	(500)	(301)
October 31, 2011	75,000	**LIBOR	1.77	SunTrust	(1,180)	(773)
	$170,000				$(2,531)	$(1,891)
_________________________________________
* - three month London Interbank Offered Rate
** - one month London Interbank Offered Rate
(a) - subject to a floor of 4.25%

6. Income Taxes

In 2008, we recorded a valuation allowance of $34.5 million on deferred income tax assets related to capital loss carryforwards and other than temporary impairments on investment securities, as utilization of the income tax benefits from a portion of these items was not more likely than not due to the fact that we had insufficient future taxable income from capital gain sources. The valuation allowance decreased by $3.6 million in the nine months ended September 30, 2009 to $30.9 million as of September 30, 2009 primarily due to an increase in anticipated future taxable income from capital gain sources, offset in part by a smaller increase in the amount of other than temporary impairments that give rise to the deferred income tax asset for which a valuation allowance is necessary.

7. Notes Payable

In September 2010, we issued $200.0 million principal amount of 3.5% Convertible Senior Notes Due 2015 (the "2015 notes"). The 2015 notes have a stated interest rate of 3.5%, mature on September 15, 2015, and are intended to be settled in cash; however, we have the discretion to settle in shares of our common stock or a combination of cash and shares of our common stock. The indenture for the 2015 notes does not contain any financial covenants. Contractual interest payable on the 2015 notes began accruing in September 2010 and is payable semi-annually in arrears each March 15th and September 15th. The initial purchaser's transaction fees and expenses totaling $6.7 million were capitalized as deferred financing costs and will be amortized over the term of the 2015 notes using the effective interest method.

Upon occurrence of any of the conditions described below, holders may convert their 2015 notes at the applicable conversion rate at any time prior to June 15, 2015. On or after June 15, 2015 through the maturity date of September 15, 2015, holders may convert each of their 2015 notes at the applicable conversion rate regardless of the following conditions:

•
during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day;

•
during any calendar quarter commencing after December 31, 2010, the Notes may be converted if the last reported price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day. The “last reported sale price” means the closing sale price per share (or if no closing sale price is reported, the average of the bid and ask prices or, if more than one in either case, the average of the average bid and the average ask prices) on that date as reported in composite transactions for the New York Stock Exchange; or

•	upon the occurrence of specified corporate transactions.

The initial conversion rate for the 2015 notes is 80 shares of our common stock per $1,000 principal amount of 2015 notes, equivalent to a conversion price of approximately $12.50 per share of our common stock, with the amount due on conversion. Upon conversion, a holder will receive the sum of the daily settlement amounts, calculated on a proportionate basis for each day, during a specified observation period following the conversion date.

If a fundamental change occurs prior to maturity and our stock price is at least $10.00 per share at that time, the conversion rate will increase by an additional amount of up to 20 shares of our common stock per $1,000 principal amount of 2015 notes, which amount would be paid to each holder that elects to convert its 2015 notes at that time. A fundamental change is:

•
Any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in which more than 50% of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration;

•	Our stockholders approve any plan or proposal for liquidation or dissolution of us; or

•	Our common stock (or other common stock underlying the notes) ceases to be listed or quoted on any of The New York Stock Exchange, The NASDAQ Global Select Market or The NASDAQ Global Market.

No fundamental change will have occurred if at least 90% of the consideration received or to be received by common stockholders, excluding cash payments for fractional shares and cash payments made pursuant to dissenters' appraisal rights in connection with such transaction(s), consists of shares of common stock or other certificates representing common equity interests that are listed or quoted on any of the The New York Stock Exchange, The NASDAQ Global Select Market or The NASDAQ Global Market (or any of their respective successors) or will be so listed or quoted when issued or exchanged in connection with such transaction(s), and as a result of this transaction(s) the notes become convertible into such consideration, excluding cash payments for fractional shares and cash payments made pursuant to dissenters' appraisal rights.

The conversion option of the 2015 notes (the "2015 notes embedded conversion derivative") is an embedded derivative that requires bifurcation from the 2015 notes and accounted for as a derivative liability, which is included in Other liabilities in our Consolidated Balance Sheets. The fair value of the 2015 notes embedded conversion derivative at the time of issuance of the 2015 notes was $37.0 million, and was recorded as the original debt discount for purposes of accounting for the debt component of the 2015 notes. This discount will be recognized as interest expense using the effective interest method over the term of the 2015 notes. The estimated fair value of the 2015 notes embedded conversion derivative was $38.5 million as of September 30, 2010.

Concurrently with the issuance of the 2015 notes, we entered into hedge transactions (the "2015 notes hedges") with various parties whereby we have the option to receive the cash equivalent of approximately 16.0 million shares of our common stock based upon a strike price of $12.50 per share, subject to certain conversion rate adjustments in the 2015 notes. These options expire on September 15, 2015 and must be settled in cash. The aggregate cost of the 2015 notes hedges was $37.0 million. The 2015 notes hedges are accounted for as derivative assets, and are included in Other assets in our Consolidated Balance Sheets. The estimated fair value of the 2015 notes hedges was $38.5 million as of September 30, 2010.

The 2015 notes embedded conversion derivative and the 2015 notes hedges are adjusted to fair value each reporting period and unrealized gains and losses are reflected in our Consolidated Statements of Operations.

In separate transactions, we also sold warrants (the "2015 warrants") to two counterparties for the purchase of up to approximately 16.0 million shares of our common stock at a price of $16.00 per share. The warrants expire on various dates from December 2015 through March 2016 and are intended to be settled in net shares. The total number of shares of common stock deliverable under the 2015 warrants is, however, currently limited to 11.6 million shares. We received $15.6 million in cash proceeds from the sale of the 2015 warrants, which has been recorded as an increase in Stockholders' equity. Changes in the fair value of these warrants will not be recognized in our Consolidated Financial Statements as long as the instruments remain classified as equity. The warrants are included in diluted earnings per share to the extent the impact is dilutive.

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

The liability and equity components of our convertible senior 2024 notes and 2029 notes included in notes payable are accounted for separately as a liability component and an equity component in the consolidated balance sheets. The liability component of our 2015 notes and the liability and equity components of our 2024 notes and 2029 notes are as follows:

	September 30, 2010			December 31, 2009
	September 2015 Notes	December 2029 Notes	December 2024 Notes	December 2029 Notes	December 2024 Notes
	(Dollars in thousands)
Notes payable:
Principal amount of liability component	$200,000	$115,839	$74,494	$115,839	$81,152
Unamortized discount	(36,864)	(23,410)	(2,319)	(26,542)	(3,982)
Net carrying amount of liability component	$163,136	$92,429	$72,175	$89,297	$77,170

Additional paid-in capital:
Carrying amount of equity component	N/A	$15,586	$22,637	$15,586	$22,637

The discount is being amortized over the expected life of the notes, which is December 6, 2011 for the 2024 notes, December 6, 2014 for the 2029 notes, and September 15, 2015 for the 2015 notes. The expected life of the 2024 notes and the 2029 notes are based on the dates at which we may redeem the notes or the holders may require us to repurchase the notes. The effective interest rates are 8.7%, 8.5% and 11.8% on the 2015 notes, 2024 notes and the 2029 notes, respectively. The interest cost recognized in operations for the 2024 notes, inclusive of the 5.25% coupon and amortization of the discount and debt issue costs, was $1.8 million and $4.7 million for the three and nine months ended September 30,

2010, respectively, and $2.9 million and $9.7 million for the same periods in 2009. The interest cost recognized in operations for the 2029 notes was $3.1 million and $8.0 million for the three and nine months ended September 30, 2010, respectively. The interest cost recognized in operations for the 2015 notes, inclusive of the 3.50% coupon and amortization of the discount and debt issue costs, was $0.3 million for the three and nine months ended September 30, 2010.

We are required to include the dilutive effect of the 2024 and 2029 notes in our diluted earnings per share calculation. Because these notes include a mandatory cash settlement feature for the principal amount, incremental dilutive shares will only exist when the fair value of our common stock at the end of the reporting period exceeds the conversion price per share of $14.24 for the 2024 notes and $9.69 for the 2029 notes. At September 30, 2010, the conversion premium of the 2029 notes was dilutive and the effect has been included in diluted earnings per share for the three and nine months ended September 30, 2010. The 2015 notes and related purchased options are also excluded from the dilutive effect in our diluted earnings per share calculation as they are currently to be settled only in cash. The 2015 warrants could have a dilutive effect on our earning per share to the extent that the price of our common stock exceeds the strike price of the 2015 warrants during the measurement period at their maturity.

In May 2010, we extinguished $6.7 million principal amount of the outstanding 2024 notes for $6.6 million in cash. The extinguished notes carried unamortized debt issue costs and unamortized debt discounts totaling $0.3 million. No value was assigned to reacquire of the equity component of the debt.  A $0.3 million loss on extinguishment of debt was recorded for the amount that the cash payment exceeded the carrying of value the notes extinguished. In May 2009, we exchanged five million shares of our common stock for $37.2 million principal amount of the 2024 notes which resulted in a gain on extinguishment of debt of $3.1 million. The fair value of our common stock issued was $31.3 million and the 2024 notes extinguished in the common stock for debt exchange carried unamortized debt discount and debt issue costs totaling $2.8 million.

In 2006, we entered into a five year $150 million revolving line of credit agreement with eight banks. The applicable interest rate on this credit facility is LIBOR plus 0.80% or the greater of prime rate or federal funds rate plus 0.50%, as elected by us. As of December 31, 2009, we had fully drawn the $150 million from this revolving line of credit. In September 2010, we repaid $150 million of the outstanding amount with a portion of the net proceeds from the 2015 notes issued in September 2010.

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

In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in two purported class action lawsuits alleging improper sales practices and similar claims as described below. It is often not possible to determine the ultimate outcome of pending legal proceedings or to provide reasonable ranges of potential losses with any degree of certainty. One of the lawsuits referred to below is in the initial trial stage while the other is in the pre-litigation and discovery stages and we do not have sufficient information to make an assessment of the plaintiffs' claims for liability or damages. The plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages, which are difficult to quantify and cannot be estimated based on the information currently available. We do not believe that these lawsuits, including those discussed below, will have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.

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

The plaintiffs in the SLO Case represent a class of individuals who are California residents and who either purchased their annuity from us through a co-defendant marketing organization or who purchased one of a defined set of particular annuities issued by us. The named plaintiffs in this case are: Chalys M. Stephens and John P. Stephens. Plaintiffs seek injunctive relief and restitution on behalf of all class members under California Business & Professions Code section 17200 et seq.; compensatory damages for breach of contract and breach of fiduciary duty; other pecuniary damages under California Civil Code section 1750 and California Welfare & Institutions Codes section 15600 et seq.; and punitive damages under common law causes of action for fraud and breach of the covenant of good faith and fair dealing. We are vigorously defending the underlying allegations and may seek to decertify the entire class after further discovery into the merits of the case and during the initial trial phase. Trial in this matter began November 1, 2010.

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

9. Sale of Our Common Stock

On August 20, 2009, we entered into distribution agreements with Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC (“FPK”) and Sandler O’Neill & Partners, L.P. ("Sandler O'Neill"). On December 3, 2009, Macquarie Capital (USA) Inc. ("Macquarie Capital") assumed all of FPK's rights and obligations under our distribution agreement with FPK. Under the distribution agreements, we can offer and sell shares of our common stock up to an aggregate offering price of $50 million. On August 4, 2010, we provided notice to Macquarie Capital and Sandler O'Neill that we were terminating the distribution agreements. From October 1, 2009 through August 4, 2010, we did not sell any shares of our common stock pursuant to these distribution agreements. From August 20, 2009 through September 30, 2009, we sold 132,300 shares of our common stock, resulting in gross proceeds to us of $1.1 million.

10. Earnings Per Share

The following table sets forth the computation of earnings (loss) per common share and earnings (loss) per common share - assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) - numerator for earnings per common share	$20,514	$(2,978)	$33,895	$32,509
Interest on convertible subordinated debentures (net of income tax benefit)	258	259	776	777
Numerator for earnings (loss) per common share - assuming dilution	$20,772	$(2,719)	$34,671	$33,286

Denominator:
Weighted average common shares outstanding (1)	58,563,757	58,029,697	58,422,324	55,462,097
Effect of dilutive securities:
Convertible subordinated debentures	2,727,121	2,734,528	2,730,323	2,734,528
Convertible senior notes	729,783	—	729,783	—
Stock options and deferred compensation agreements	477,393	68,410	363,656	34,501
Denominator for earnings per common share - assuming dilution	$62,498,054	$60,832,635	$62,246,086	$58,231,126

Earnings (loss) per common share	$0.35	$(0.05)	$0.58	$0.59
Earnings (loss) per common share - assuming dilution	$0.33	$(0.05)	$0.56	$0.57
_____________________________

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.

Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
Three months ended September 30, 2010	943,000	$10.65 - $14.34
Nine months ended September 30, 2010	2,222,929	$8.75 - $14.34
Three months ended September 30, 2009	1,769,489	$8.67 - $14.34
Nine months ended September 30, 2009	2,389,289	$6.96 - $14.34

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis reviews our unaudited consolidated financial position at September 30, 2010, and the unaudited consolidated results of operations for the three and nine month periods ended September 30, 2010 and 2009, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

For a detailed discussion of these and other factors that might affect our performance, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, and Exhibit 99.2 of our Form 8-K filed on September 20, 2010.

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

Annuity deposits by product type collected during the three and nine months ended September 30, 2010 and 2009, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2010	2009	2010	2009
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$581,907	$434,233	$1,530,269	$1,163,375
Fixed strategy	387,066	482,034	1,091,296	1,462,926
	968,973	916,267	2,621,565	2,626,301
Fixed rate annuities:
Single-year rate guaranteed	81,979	37,462	197,144	76,878
Multi-year rate guaranteed	169,641	26,255	295,526	74,436
	251,620	63,717	492,670	151,314
Total before coinsurance ceded	1,220,593	979,984	3,114,235	2,777,615
Coinsurance ceded	143,225	203,796	402,297	514,620
Net after coinsurance ceded	$1,077,368	$776,188	$2,711,938	$2,262,995

Annuity deposits before coinsurance ceded increased 25% during the third quarter of 2010 and 12% for the nine months ended September 30, 2010 compared to the same periods in 2009. We attribute these increases to several factors, including the highly competitive rates of our products, our continued strong relationships with our national marketing organizations and field force of licensed, independent insurance agents, the continued attractiveness of safe money products in volatile markets, lower interest rates on competing products such as bank certificates of deposit and product enhancements including a new generation of guaranteed income withdrawal benefit riders. In addition, we continue to benefit from the actions of several competitors who have been less aggressive in marketing their products than in prior periods. The extent to which this trend will continue is uncertain.

As reported in our 2009 filings, we undertook several actions in 2009 to manage our statutory capital position to facilitate growth. These actions included a restructuring of commission payments to agents, an amendment to a reinsurance agreement to expand such agreement to cover certain policy forms that were not in existence when the agreement was executed and the entry into two funds withheld coinsurance agreements to reinsure a portion of our 2009 sales. Under the 2009 coinsurance agreements, we ceded to the reinsurer 20% of annuity deposits received in 2009 and the first quarter of 2010 from our two top selling fixed index annuity products and 80% of the annuity deposits received after June 30, 2009 from a multi-year rate guaranteed fixed annuity product. The agreement to cede 80% of the annuity deposits from the multi-year rate guaranteed fixed annuity product is ongoing. Effective April 1, 2010, we are retaining 100% of our fixed index annuity deposits and are no longer ceding any portion of those annuity deposits to the reinsurer. We believe our existing statutory capital and surplus and the statutory surplus we expect to generate internally through statutory earnings will support a higher level of new business growth than in previous years. However, while we have the capital resources to accept more business than was sold in 2009, our capacity is not unlimited and sales growth must be matched with available resources to maintain desired financial strength ratings from credit rating agencies and in particular, A.M. Best Company. Should sales growth accelerate to levels that cannot be supported by internal capital generation, we would intend to obtain capital from external sources to facilitate such growth.

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Nine Months Ended September 30,
	2010	2009
Average yield on invested assets	6.08%	6.32%

Cost of money:
Aggregate	2.92%	3.29%
Cost of money for fixed index annuities	2.87%	3.27%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.26%	3.26%
Multi-year rate guaranteed	3.75%	3.90%

Investment spread:
Aggregate	3.16%	3.03%
Fixed index annuities	3.21%	3.05%
Fixed rate annuities:
Annually adjustable	2.82%	3.06%
Multi-year rate guaranteed	2.33%	2.42%

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

Results of Operations

Three and nine Months Ended September 30, 2010 and 2009

Net income (loss) increased to $20.5 million in the third quarter of 2010 and increased 4% to $33.9 million for the nine months ended September 30, 2010 compared to $(3.0) million and $32.5 million for the same periods in 2009.

Net income (loss) has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. Average annuity account values outstanding increased 18% in the third quarter of 2010 and 16% for the nine months ended September 30, 2010 compared to 14% and 13% the same periods in 2009. Our investment spread measured in dollars was $125.3 million and $367.9 million for the three and nine months ended September 30, 2010, respectively, compared to $111.9 million and $309.1 million for the same periods in 2009.

Our investment spread measured on a percentage basis was 3.09% in the third quarter of 2010 and 3.16% for the nine months ended September 30, 2010 compared to 3.13% and 3.03% for same periods in 2009. The increase in investment spread the three and nine months ended September 30, 2010 primarily resulted from a lower aggregate cost of money on our fixed index annuities, offset in part, by a smaller decline in the average yield on invested assets. The lower cost of money for fixed index annuities during 2010 was due to lower costs of options purchased to fund the annual index credits on fixed index annuities and lower rates for the fixed rate strategy in fixed index annuities. The decrease in the average yield on invested assets was primarily attributable to a lag in reinvestment of proceeds from bonds called for redemption during the first nine months of 2010 into new assets resulting in high levels of low yielding short-term investments and interest earning cash and cash equivalents. The decrease in the investment spread for the three months ended September 30, 2010 primarily resulted from a larger decrease in the average yield on invested assets compared to the decrease in the aggregate cost of money and was significantly impacted by the foregone investment income resulting from the excess liquidity generated by the significant volume of bonds called for redemption during 2010.

We periodically revise the key assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. The impact of unlocking during the three and nine months ended September 30, 2010 was a $0.3 million increase in the amortization of deferred sales inducements and a $1.4 million increase in amortization of deferred policy acquisition costs and included the impact of account balance true ups as of June 30, 2010 and adjustment to future period assumptions for interest margins, surrenders, lifetime income benefit rider utilization and reinsurance costs. There were no changes in our estimated future gross profits during the three and nine months ended September 30, 2009 that resulted in unlocking adjustments to the deferred policy acquisition costs and deferred sales inducements balances.

Adjusted operating income (a non-GAAP financial measure) decreased 2% to $27.6 million in the third quarter of 2010 and increased 13% to $82.6 million for the nine months ended September 30, 2010 compared to $28.2 million and $73.1 million for the same periods in 2009.

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

Adjusted operating income is not a substitute for net income determined in accordance with GAAP. The adjustments made to derive adjusted operating income are important to understanding our overall results from operations and, if evaluated without proper context, adjusted operating income possesses material limitations. As an example, we could produce a low level of net income in a given period, despite strong operating performance, if in that period we generate significant net realized losses from our investment portfolio. We could also produce a high level of net income in a given period, despite poor operating performance, if in that period we generate significant net realized gains from our investment portfolio. As an example of another limitation of adjusted operating income, it does not include the decrease in cash flows expected to be collected as a result of credit loss OTTI. Further, net income includes changes to net investment income as a result of OTTI, which are not directly related to our insurance operations, and does not adjust for any negative impact to cash flows that we may experience in future periods as a result of such changes in net investment income. Therefore, our management and board of directors also separately review net realized investment gains (losses) and analyses of our net investment income, including impacts related to OTTI write-downs, in connection with their review of our investment portfolio. In addition, our management and board of directors examine net income as part of their review of our overall financial results. The adjustments made to net income to arrive at operating income for the three months and nine months ended September 30, 2010 and 2009 are set forth in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Operating Income	$27,562	$28,153	$82,553	$73,064

Reconciliation to net income:
Net income (loss)	$20,514	$(2,978)	$33,895	$32,509
Net realized gains and net OTTI losses on investments, net of offsets	(1,950)	11,491	(4,308)	10,954
Convertible debt retirement, net of income taxes	—	—	171	(1,520)
Net effect of derivatives, embedded derivatives and other index annuity, net of offsets	8,998	18,903	52,795	27,173
Effect of counterparty default	—	737	—	3,948
Operating income	$27,562	$28,153	$82,553	$73,064

Net realized gains on investments and net impairment losses recognized in operations fluctuate from period to period based upon changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other than temporary impairments. The amounts disclosed above are net of related reductions in amortization of deferred sales inducements and deferred policy acquisition costs and income taxes. The income tax benefit related to net realized gains on investments and net impairment losses recognized in operations for the nine months ended September 30, 2009 includes a benefit of $3.6 million for the reduction of the deferred tax valuation allowance related to other than temporary impairments and capital loss carryforwards established in 2008.

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

Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 17% to $18.5 million in the third quarter of 2010 and increased 11% to $52.7 million for the nine months ended September 30, 2010 compared to $15.8 million and $47.5 million for the same periods in 2009. The increases were primarily due to increases in the amount of fees assessed for lifetime income benefit riders which were $4.3 million in the third quarter of 2010 and $10.1 million for the nine months ended September 30, 2010 compared to $1.6 million and $3.0 million for same periods in 2009. Withdrawals from annuity and single premium universal life policies subject to surrender charges were $104.7 million in the third quarter of 2010 and $321.7 million for the nine months ended September 30, 2010 compared to $95.7 million and $334.1 million for the same periods in 2009. The average surrender charge collected on withdrawals subject to a surrender charge was 13.6% in the third quarter of 2010 and 13.2% for the nine months ended September 30, 2010 compared to 14.7% and 13.2% for the same periods in 2009.

Net investment income increased 8% to $260.5 million in the third quarter of 2010 and increased 10% to $758.2 million for the nine months ended September 30, 2010 compared to $241.5 million and $688.9 million for the same periods in 2009. The increase was principally attributable to the growth in our annuity business and a corresponding increase in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 15% to $17.5 billion in the third quarter of 2010 and 15% to $16.6 billion for the nine months ended September 30, 2010 compared to $15.1 billion and $14.5 billion for the same periods in 2009. The average yield earned on average invested assets was 5.98% in the third quarter of 2010 and 6.08% for the nine months ended September 30, 2010 compared to 6.38% and 6.32% for the same periods in 2009. The decrease in yield earned on average invested assets was attributable to a lag in reinvestment of proceeds from bonds called for redemption during first nine months of 2010 into new assets causing excess liquidity. Based on yields received for purchases of fixed maturity securities in 2010, we estimate that approximately $11.9 million and $20.6 million in net investment income was foregone during the three and nine months ended September 30, 2010, respectively, as a result of the excess liquidity, and the average yield on invested assets would have been 6.25% for the three and nine months ended September 30, 2010 if such income had been earned.

Change in fair value of derivatives (principally call options purchased to fund annual index credits on fixed index annuities) is affected by the performance of the indices upon which our options are based and the aggregate cost of options purchased. The components of change in fair value of derivatives are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$25,069	$(65,118)	$194,836	$(197,182)
Change in unrealized gain/loss	68,040	188,239	(226,556)	307,201
2015 notes hedges	1,483	—	1,483	—
Interest rate swaps	(612)	(1,614)	(2,505)	(1,841)
	$93,980	$121,507	$(32,742)	$108,178

The differences between the change in fair value of derivatives between periods are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation for options expiring during the three months and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
S&P 500 Index
Point-to-point strategy	1.9% - 22.7%	0.0% - 0.0%	1.9% - 68.6%	0.0% - 0.0%
Monthly average strategy	3.9% - 25.3%	0.0% - 0.0%	1.5% - 51.2%	0.0% - 0.0%
Monthly point-to-point strategy	0.0% - 7.3%	0.0% - 0.0%	0.0% - 23.7%	0.0% - 0.0%
Lehman Brothers U.S. Aggregate and U.S. Treasury indices	4.9% - 10.2%	6.0% - 6.4%	0.0% - 10.7%	1.6% - 6.4%

Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the fixed index annuity policies (caps, participation rates and asset fees) which allow us to manage the cost of the options purchased to fund the annual index credits. The change in fair value of derivatives is also influenced by the aggregate costs of options purchased. The aggregate cost of options has increased primarily due to an increased amount of fixed index annuities in force. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. Costs for options purchased during the nine months ended September 30, 2010 decreased compared to the same period in 2009 due to lower volatility in equity markets. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2009.

We had unsecured counterparty exposure in connection with options purchased from affiliates of Lehman Brothers ("Lehman") which declared bankruptcy during the third quarter of 2008. All options purchased from affiliates of Lehman had expired as of September 30, 2010. The amount of option proceeds due on expired options which had been purchased from Lehman that we did not receive payment on was $2.6 million for the third quarter of 2009 and $12.0 million for the nine months ended September 30, 2009. No amount has been recognized for any recovery of these amounts that may result from our claim in Lehman's bankruptcy proceedings.

Net realized gains on investments, excluding OTTI losses include gains and losses on the sale of securities and impairment losses on mortgage loans on real estate which fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investments. The components of net realized gains on investments for the three months and nine months ended September 30, 2010 and 2009 are set forth in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$9,732	$10,334	$22,019	$16,461
Gross realized losses	—	(2,619)	(2,359)	(2,672)
	9,732	7,715	19,660	13,789
Equity securities:
Gross realized gains	3,264	3,279	9,471	3,282
Gross realized losses	(71)	—	(71)	—
	3,193	3,279	9,400	3,282
Mortgage loans on real estate:
Increase in allowance for credit losses	(1,043)	(5,484)	(6,212)	(6,484)
Other investments:
Impairment losses	(584)	—	(584)	—
	$11,298	$5,510	$22,264	$10,587

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

Net OTTI losses recognized in operations decreased to $4.0 million in the third quarter of 2010 and $8.0 million for the nine months ended September 30, 2010 compared to $44.6 million and $63.7 million for the same periods in 2009. See Financial Condition - Investments for additional discussion of write downs of securities for other than temporary impairments.

Gain (loss) on extinguishment of debt includes a $0.3 million loss on an extinguishment of $6.7 million principal amount of our 2024 convertible senior notes in May 2010.  The notes had a carrying value of $6.3 million with unamortized debt issue costs and unamortized debt discounts of $0.3 million and were extinguished for $6.6 million in cash. There was no value assigned to reacquire the equity component of the debt. We recognized a $3.1 million gain on an exchange of five million shares of our common stock for $37.2 million principal amount of our 2024 convertible notes during the nine months ended September 30, 2009. The fair value of the common stock exchanged totaled $31.3 million and the notes extinguished carried unamortized debit issue costs and debt discount totaling $2.8 million.

Interest sensitive and index product benefits increased 111% to $159.2 million in the third quarter of 2010, and 182% to $584.8 million for the nine months ended September 30, 2010, compared to $75.3 million and $207.0 million for the same periods in 2009. The components of interest credited to account balances are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Index credits on index policies	$85,893	$7,740	$381,425	$25,259
Interest credited (including changes in minimum guaranteed interest for index annuities)	68,971	65,897	194,061	178,794
Living income benefit rider	4,291	1,651	9,356	2,975
	$159,155	$75,288	$584,842	$207,028

The changes in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $84.0 million and $364.3 million for the three months and nine months ended September 30, 2010, respectively, compared to $0.7 million and $5.7 million for the same periods in 2009. Proceeds for the 2009 periods were adversely affected by the Lehman defaults as discussed above. The increases in interest credited were due to an increase in the average amount of annuity liabilities outstanding receiving a fixed rate of interest. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 16% during the nine months ended September 30, 2010 to $17.6 billion from $15.1 billion during the same period in 2009.

Amortization of deferred sales inducements was $5.2 million in the third quarter of 2010, and increased 21% to $21.5 million for the nine months ended September 30, 2010 compared to $(8.1) million and $17.8 million for the same periods in 2009. In general, amortization of deferred sales inducements has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 95% and 94% of our net annuity deposits during the nine months ended September 30, 2010 and 2009, respectively. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains on investments and net OTTI losses recognized in operations.

Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options) because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceeds ten years. The gross profit adjustments resulting from fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business decreased amortization by $21.7 million for the third quarter of 2010 and $54.2 million for the nine months ended September 30, 2010 compared to decreases of $19.7 million and $25.1 million for the same periods in 2009. The gross profit adjustments from net realized gains on investments and net OTTI losses recognized in operations increased amortization by $2.0 million for the third quarter of 2010 and $3.5 million for the nine months ended September 30, 2010 and decreased amortization by $8.6 million and $12.4 million for the same periods in 2009. Excluding the amortization amounts attributable to fair value accounting for derivatives and embedded derivatives, net realized gains on investments and net OTTI losses recognized in operations, amortization for the three and nine months ended September 30, 2010 would have been $24.9 million and $72.2 million, respectively, compared to $20.2 million and $55.3 million for the same periods in 2009. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2009.

Change in fair value of embedded derivatives was an increase of $114.8 million in the third quarter of 2010 and decrease of $11.5 million for the nine months ended September 30, 2010 compared to increases of $259.7 million and $414.6 million for the same periods in 2009. The changes resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund these index credits discussed above in change in fair value of derivatives; (ii) changes in discount rates used in estimating our liability for policy growth; and (iii) the growth in the host component of the policy liability. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2009. The primary reasons for the increase in the fair value of embedded derivatives in the third quarter of 2010 were an increase in the expected index credits that resulted from the increase in the fair value of the call options acquired to fund these index credits and decreases in the discount rates used in estimating our liability for policy growth. The primary reasons for the decrease in the fair value of embedded derivatives for the nine months ended September 30, 2010 were a decrease in the expected index credits that resulted from the decrease in the fair value of the call options acquired to fund these index credits offset in part by decreases in the discount rates used in estimating our liability for policy growth.

Interest expense on notes payable increased 47% to $4.9 million in the third quarter of 2010 and 26% to $14.3 million for the nine months ended September 30, 2010 compared to $3.4 million and $11.3 million for the same periods in 2009. These increases were primarily due to the December 2009 issuance of an additional $52.2 million of 5.25% convertible notes and a higher effective rate of interest on $63.6 million principal amount of 5.25% convertible senior notes that were issued in December 2009 in exchange for the same principal amount of another issue of 5.25% convertible notes. The increase in interest expense on the convertible notes for the nine months ended September 30, 2010 was partially offset by a decrease in interest expense on borrowings under our revolving line of credit. The weighted average interest on the bank credit facility was 1.09% and 1.70% for the nine months ended September 30, 2010 and 2009, respectively, and average borrowings outstanding were $145.1 million and $100.9 million for the same periods, respectively.

Interest expense on subordinated debentures decreased 1% to $3.8 million in the third quarter of 2010 and 7% to $11.2 million for the nine months ended September 30, 2010 compared to $3.8 million and $12.1 million for the same periods in 2009. These decreases were primarily due to decreases in the weighted average interest rate on the outstanding subordinated debentures which were 5.48% and 5.92% for the third quarter of 2010 and 2009, respectively. The weighted average interest rates have decreased because $149 million principal amount of the subordinated debentures have a floating rate of interest based upon the three month London Interbank Offered Rate plus an applicable margin. See Financial Condition - Liabilities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2009.

Interest expense on amounts due under repurchase agreements was $0.1 million and $0.3 million for the three and nine months ended September 30, 2009. There were no amounts outstanding during the three and nine months ended September 30, 2010. The weighted average interest rates were 0.3% for the third quarter of 2009 and 0.4% for the nine months ended September 30, 2009, and average borrowings outstanding were $128.7 million and $112.4 million for the same periods, respectively.

Amortization of deferred policy acquisition costs increased to $45.8 million in the third quarter of 2010, and 65% to $74.0 million for the nine months ended September 30, 2010, compared to $(3.0) million and $44.9 million for the same periods in 2009. In general, amortization of deferred policy acquisition costs has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains on investments and net OTTI losses recognized in operations.

As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The gross profit adjustments resulting from fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business decreased amortization by $4.3 million in the third quarter of 2010 and $68.5 million for the nine months ended September 30, 2010, compared to a decreases of $31.8 million and $56.1 million for the same periods in 2009. The gross profit adjustment from net realized gains on investments and net OTTI losses recognized in operations increased amortization by $2.3 million and $4.1 million for the three and nine months ended September 30, 2010, compared to a decreases of $12.7 million and $18.1 million for the three and nine months ended September 30, 2009. Excluding the amortization amounts attributable to fair value accounting for derivatives, net realized gains on investments and net OTTI losses recognized in operations, amortization for the three months and nine months ended September 30, 2010 would have been $47.8 million and $138.3 million, respectively, compared to $41.5 million and $119.1 million for the same periods in 2009.

Other operating costs and expenses increased 16% to $16.2 million in the third quarter of 2010 and 8% to $48.9 million for the nine months ended September 30, 2010, compared to $14.0 million and $45.3 million for the same periods in 2009. The increase in the third quarter of 2010 was primarily due to the increases of $1.4 million in legal costs and $1.6 million in salaries and benefits and insurance, offset by decreases in taxes and assessments of $0.5 million. The increase for the nine months ended September 30, 2010, was primarily due to an increase in salaries and benefits of $4.7 million offset by a decrease in legal costs of $0.3 million. The increase in legal costs in the third quarter of 2010 is primarily related to the cost of defense related to the Stephens v. American Equity Investment Life Insurance Company class action lawsuit. As disclosed in note 8 to our unaudited consolidated financial statements in Item 1 of this Form 10-Q, the trial in this matter began on November 1, 2010 and legal expenses may remain at at elevated levels until the matter is concluded. The increase in salaries and benefits for the two periods is primarily related to an increase in the number of employees due to the growth in our business. Also, we recorded compensation expense of $1.2 million during the nine months ended September 30, 2010 related to the grant of stock options to several retirement eligible employees and post employment benefit expense of $0.5 million during the first quarter of 2010 and $1.2 million during the second quarter of 2009 related to post employment benefit agreement with our Executive Chairman, David J. Noble which was approved by our board of directors on June 4, 2009.

Income tax expense (benefit) increased to $10.9 million in the third quarter of 2010 and increased 55% to $17.5 million for the nine months ended September 30, 2010, compared to $(2.1) million and $11.3 million for the same periods in 2009. These increases were primarily due to the increase in income before income taxes. The effective tax rates were 34.7% for the third quarter of 2010 and 34.0% for the nine months ended September 30, 2010, compared to 41.2% and 25.8% for the same periods in 2009. The effective tax rate for nine months ended September 30, 2010 was less than the applicable statutory federal income tax rate of 35% due to state income tax benefits attributable to losses in the non-life subgroup. The effective tax rate for the nine months ended September 30, 2009 was less than the applicable statutory federal income tax rate of 35% primarily due to a decrease in the deferred tax valuation allowance established in 2008 for other than temporary impairments and capital loss carryforwards which decreased income tax expense in the first quarter of 2009 by $3.6 million. This decrease was primarily due to an increase in anticipated future taxable income from capital gain sources, offset in part by a smaller increase in the amount of other than temporary impairments that give rise to the deferred income tax asset for which a valuation allowance is necessary.

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

The composition of our investment portfolio is summarized in the table below:

	September 30, 2010		December 31, 2009
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$3,698	—%	$3,310	—%
United States Government sponsored agencies	4,366,314	23.7%	5,557,971	36.2%
United States municipalities, states and territories	1,261,070	6.8%	355,634	2.3%
Corporate securities	6,578,478	35.7%	3,933,198	25.6%
Residential mortgage backed securities	2,728,841	14.8%	2,489,101	16.2%
Total fixed maturity securities	14,938,401	81.0%	12,339,214	80.3%
Equity securities	82,172	0.4%	93,086	0.6%
Mortgage loans on real estate	2,528,459	13.7%	2,449,778	15.9%
Derivative instruments	283,920	1.5%	479,272	3.1%
Short-term investments	599,961	3.3%	—	—%
Other investments	19,810	0.1%	12,760	0.1%
	$18,452,723	100.0%	$15,374,110	100.0%

During the nine months ended September 30, 2010 and 2009, we received $4.0 billion and $3.6 billion, respectively, in redemption proceeds primarily related to calls of our callable United States Government sponsored agency securities, of which $1.6 billion and $1.9 billion, respectively, were classified as held for investment. We reinvested the proceeds from these redemptions primarily in United States Government sponsored agencies, corporate securities, and United States municipalities, states, and territories classified as available for sale. In addition, we held approximately $600 million in short-term investments at September 30, 2010. At September 30, 2010, 40% of our fixed income securities have call features and 14% ($2.0 billion) are subject to call redemption during the fourth quarter of 2010. Another 18% ($2.5 billion) will become subject to call redemption during the first three quarters of 2011.

Fixed Maturity Securities

Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient return on our investments. We have approximately 30% of our fixed maturities invested in U.S. federal government sponsored agency securities (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association make up the majority), which have historically been a source of dependable income and high credit quality. Since 2007, we have built a portfolio of residential mortgage backed securities ("RMBS") that provide our portfolio a source of regular cash flow and higher yielding assets than our agency securities. In 2009, we began building a portfolio of bonds issued by municipalities, states and territories of the United States that provide us with attractive yields while generally consistent with our aversion to credit risk. The remainder of our fixed maturity portfolio is mostly made up of publicly traded and privately placed bonds and redeemable preferred stocks.

A summary of our fixed maturity securities by NRSRO ratings is as follows:

	September 30, 2010		December 31, 2009
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$10,234,520	68.5%	$8,666,467	70.2%
Baa	3,380,406	22.6%	2,442,897	19.8%
Total investment grade	13,614,926	91.1%	11,109,364	90.0%
Ba	309,816	2.1%	367,427	3.0%
B	102,210	0.7%	358,288	2.9%
Caa and lower	903,946	6.0%	481,389	3.9%
In or near default	7,503	0.1%	22,746	0.2%
Total below investment grade	1,323,475	8.9%	1,229,850	10.0%
	$14,938,401	100%	$12,339,214	100.0%

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

In November 2010, the NAIC membership approved continuation of a process developed in 2009 to assess non-agency RMBS for the 2010 filing year that does not rely on NRSRO ratings. The NAIC has retained the services of PIMCO Advisory to model each non-agency RMBS owned by U.S. insurers at year-end 2009 and 2010. PIMCO Advisory will provide 5 prices for each security for life insurance companies to utilize in determining the NAIC designation for each RMBS based on each insurer's statutory book value price. This process results in a more appropriate level of RBC requirements for non-agency RMBS.

The table below presents our fixed maturity securities by NAIC designation:

	September 30, 2010				December 31, 2009
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$10,482,067	$10,863,122	$10,862,015	72.6%	$9,495,015	$9,370,647	$9,374,900	76.0%
2	3,434,818	3,703,832	3,703,832	24.8%	2,571,815	2,555,826	2,555,826	20.7%
3	349,422	298,439	328,772	2.2%	409,860	315,948	344,914	2.8%
4	32,259	32,079	32,079	0.2%	24,375	20,799	20,799	0.2%
5	2,943	4,200	4,200	0.1%	21,013	20,749	20,749	0.1%
6	7,096	7,503	7,503	0.1%	25,685	22,026	22,026	0.2%
	$14,308,605	$14,909,175	$14,938,401	100.0%	$12,547,763	$12,305,995	$12,339,214	100.0%

A summary of our RMBS by collateral type and split by NAIC designation, as well as a separate summary of securities for which we have recognized OTTI and those which we have not yet recognized any OTTI is as follows:

		September 30, 2010			December 31, 2009
Collateral Type	NAIC Designation	Principal Amount	Amortized Cost	Fair Value	Principal Amount	Amortized Cost	Fair Value
		(Dollars in thousands)
OTTI has not been recognized
Government agency	1	$67,103	$66,390	$73,631	$69,496	$68,715	$72,306
Prime	1	1,818,274	1,722,604	1,761,936	1,713,391	1,595,502	1,585,337
	2	26,291	24,730	24,499	127,951	127,210	106,395
	3	21,474	21,145	18,795	1,474	1,471	977
	4	10,627	10,195	10,347	—	—	—
Alt-A	1	55,282	54,732	52,375	93,963	87,071	70,749
	2	5,123	5,219	4,304	46,456	47,301	38,030
		$2,004,174	$1,905,015	$1,945,887	$2,052,731	$1,927,270	$1,873,794
OTTI has been recognized
Prime	1	$226,865	$205,822	$180,883	$173,149	$156,108	$126,301
	2	195,252	185,801	159,643	223,473	212,221	156,522
	3	69,651	65,530	61,645	60,965	58,965	44,853
Alt-A	1	269,492	232,093	213,585	194,682	164,402	127,341
	2	160,021	137,310	117,387	111,673	96,700	75,557
	3	71,622	59,857	47,112	134,085	115,522	81,922
	6	4,899	4,238	2,699	5,394	4,701	2,811
		$997,802	$890,651	$782,954	$903,421	$808,619	$615,307
Total by collateral type
Government agency		$67,103	$66,390	$73,631	$69,496	$68,715	$72,306
Prime		2,368,434	2,235,827	2,217,748	2,300,403	2,151,477	2,020,385
Alt-A		566,439	493,449	437,462	586,253	515,697	396,410
		$3,001,976	$2,795,666	$2,728,841	$2,956,152	$2,735,889	$2,489,101
Total by NAIC designation
	1	$2,437,016	$2,281,641	$2,282,410	$2,244,681	$2,071,798	$1,982,034
	2	386,687	353,060	305,833	509,553	483,432	376,504
	3	162,747	146,532	127,552	196,524	175,958	127,752
	4	10,627	10,195	10,347	—	—	—
	6	4,899	4,238	2,699	5,394	4,701	2,811
		$3,001,976	$2,795,666	$2,728,841	$2,956,152	$2,735,889	$2,489,101

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in thousands)
September 30, 2010
Due in one year or less	$30,372	$30,721	$—	$—
Due after one year through five years	406,359	451,668	—	—
Due after five years through ten years	1,608,610	1,851,088	—	—
Due after ten years through twenty years	1,852,257	1,965,964	—	—
Due after twenty years	7,325,388	7,620,166	289,953	260,727
	11,222,986	11,919,607	289,953	260,727
Residential mortgage backed securities	2,795,666	2,728,841	—	—
	$14,018,652	$14,648,448	$289,953	$260,727
December 31, 2009
Due in one year or less	$18,948	$18,656	$—	$—
Due after one year through five years	446,487	467,458	—	—
Due after five years through ten years	1,333,196	1,446,348	—	—
Due after ten years through twenty years	1,449,264	1,450,402	555,000	549,461
Due after twenty years	4,928,896	4,832,166	1,080,083	1,052,403
	8,176,791	8,215,030	1,635,083	1,601,864
Residential mortgage backed securities	2,735,889	2,489,101	—	—
	$10,912,680	$10,704,131	$1,635,083	$1,601,864

Unrealized Losses

The amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
		(Dollars in thousands)
September 30, 2010
Fixed maturity securities, available for sale:
United States municipalities, states and territories	14	$63,484	$(866)	$62,618
Corporate securities:
Finance, insurance and real estate	33	247,022	(15,407)	231,615
Manufacturing, construction and mining	15	118,737	(3,707)	115,030
Utilities and related sectors	17	140,023	(5,902)	134,121
Wholesale/retail trade	6	31,471	(1,465)	30,006
Services, media and other	7	71,915	(591)	71,324
Residential mortgage backed securities	96	1,457,072	(148,958)	1,308,114
	188	$2,129,724	$(176,896)	$1,952,828

Fixed maturity securities, held for investment:
Corporate security:
Finance, insurance and real estate	1	$75,751	$(30,334)	$45,417

Equity securities, available for sale:
Finance, insurance and real estate	7	$29,782	$(732)	$29,050

December 31, 2009
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$338	$(6)	$332
United States Government sponsored agencies	27	3,026,593	(118,388)	2,908,205
United States municipalities, states and territories	32	114,232	(2,263)	111,969
Corporate securities:
Finance, insurance and real estate	68	443,859	(50,555)	393,304
Manufacturing, construction and mining	28	178,642	(10,462)	168,180
Utilities and related sectors	36	226,604	(13,156)	213,448
Wholesale/retail trade	17	80,599	(5,423)	75,176
Services, media and other	17	113,308	(5,324)	107,984
Residential mortgage backed securities	109	1,719,481	(306,372)	1,413,109
	336	$5,903,656	$(511,949)	$5,391,707

Fixed maturity securities, held for investment:
United States Government sponsored agencies	4	$365,000	$(5,900)	$359,100
Corporate security:
Finance, insurance, and real estate	1	75,649	(28,966)	46,683
	5	$440,649	$(34,866)	$405,783

Equity securities, available for sale
Finance, insurance and real estate	14	$41,948	$(3,269)	$38,679

Unrealized losses decreased $342.1 million from $550.1 million at December 31, 2009 to $208.0 million at September 30, 2010. Unrealized losses decreased by recognizing $8.0 million of credit OTTI losses on debt securities in the nine months ended September 30, 2010. The remaining decrease in unrealized losses was due to improving market conditions and tightening of credit spreads resulting in higher fair values for many of our corporate and RMBS securities.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
September 30, 2010
1	$1,120,396	55.2%	$(86,256)	41.6%
2	636,363	31.4%	(62,309)	30.1%
3	248,963	12.3%	(56,725)	27.4%
4	17,582	0.9%	(332)	0.2%
5	—	—%	—	—%
6	5,275	0.2%	(1,608)	0.8%
	$2,028,579	100.0%	$(207,230)	100.0%
December 31, 2009
1	$4,577,573	78.5%	$(295,280)	54.0%
2	904,027	15.5%	(147,214)	26.9%
3	302,630	5.2%	(94,679)	17.3%
4	20,799	0.4%	(3,576)	0.7%
5	14,499	0.2%	(467)	0.1%
6	12,828	0.2%	(5,599)	1.0%
	$5,832,356	100.0%	$(546,815)	100.0%

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 196 and 355 securities, respectively) have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2010
Fixed maturity securities:
Available for sale:
United States municipalities, states and territories	$62,618	$(866)	$—	$—	$62,618	$(866)
Corporate securities:
Finance, insurance and real estate	107,957	(2,927)	123,658	(12,480)	231,615	(15,407)
Manufacturing, construction and mining	70,801	(1,418)	44,229	(2,289)	115,030	(3,707)
Utilities and related sectors	119,726	(1,577)	14,395	(4,325)	134,121	(5,902)
Wholesale/retail trade	20,856	(134)	9,150	(1,331)	30,006	(1,465)
Services, media and other	71,324	(591)	—	—	71,324	(591)
Residential mortgage backed securities	166,817	(8,688)	1,141,297	(140,270)	1,308,114	(148,958)
	$620,099	$(16,201)	$1,332,729	$(160,695)	$1,952,828	$(176,896)
Held for investment:
Corporate security:
Finance, insurance and real estate	$—	$—	$45,417	$(30,334)	$45,417	$(30,334)

Equity securities, available for sale:
Finance, insurance and real estate	$12,192	$(590)	$16,858	$(142)	$29,050	$(732)

December 31, 2009
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$332	$(6)	$—	$—	$332	$(6)
United States Government sponsored agencies	2,908,205	(118,388)	—	—	2,908,205	(118,388)
United States municipalities, states and territories	111,969	(2,263)	—	—	111,969	(2,263)
Corporate securities:
Finance, insurance and real estate	154,093	(10,560)	239,211	(39,995)	393,304	(50,555)
Manufacturing, construction and mining	93,922	(2,032)	74,258	(8,430)	168,180	(10,462)
Utilities and related sectors	149,515	(5,046)	63,933	(8,110)	213,448	(13,156)
Wholesale/retail trade	35,629	(623)	39,547	(4,800)	75,176	(5,423)
Services, media and other	46,625	(512)	61,359	(4,812)	107,984	(5,324)
Residential mortgage backed securities	226,567	(22,781)	1,186,542	(283,591)	1,413,109	(306,372)
	$3,726,857	$(162,211)	$1,664,850	$(349,738)	$5,391,707	$(511,949)
Held for investment:
United States Government sponsored agencies	$359,100	$(5,900)	$—	$—	$359,100	$(5,900)
Corporate security:
Finance, insurance and real estate	—	—	46,683	(28,966)	46,683	(28,966)
	$359,100	$(5,900)	$46,683	$(28,966)	$405,783	$(34,866)

Equity securities, available for sale:
Finance, insurance and real estate	$9,802	$(147)	$28,877	$(3,122)	$38,679	$(3,269)

The following is a description of the factors causing the unrealized losses by investment category as of September 30, 2010:

United States municipalities, states and territories: These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates. These securities carry yields less than those available at September 30, 2010.

Corporate securities: The unrealized losses in these securities are due partially to the continuation of wider than historic credit spreads in certain sectors of the corporate bond market. While credit spreads narrowed, several sectors remain at spreads wider than pre-crisis levels, such as financials and select economic sensitive issuers. As the result of wider spreads, these issues carry yields less than those available in the market as of September 30, 2010.

Residential mortgage backed securities: At September 30, 2010, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 36 securities with a total amortized cost basis of $493.4 million and a fair value of $437.5 million. Despite recent improvements in the capital markets, the fair values of RMBS continue at prices below amortized cost. RMBS prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.

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

Approximately 72% of the unrealized losses on fixed maturity securities shown in the above table for September 30, 2010 are on securities that are rated investment grade, defined as being the highest two NAIC designations. Approximately 28% of the unrealized losses on fixed maturity securities shown in the above table for September 30, 2010 are on securities rated below investment grade. All of the securities with unrealized losses are current with respect to the payment of principal and interest.

The amortized cost and fair value of fixed maturity securities and equity securities in an unrealized loss position and the number of months in an unrealized loss position with fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher considered investment grade were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
September 30, 2010
Fixed maturity securities:
Investment grade:
Less than six months	61	$519,101	$510,823	$(8,278)
Six months or more and less than twelve months	3	28,240	27,668	(572)
Twelve months or greater	39	467,433	439,546	(27,887)
Total investment grade	103	1,014,774	978,037	(36,737)
Below investment grade:
Less than six months	3	50,922	46,264	(4,658)
Six months or more and less than twelve months	2	38,037	35,344	(2,693)
Twelve months or greater	81	1,101,742	938,600	(163,142)
Total below investment grade	86	1,190,701	1,020,208	(170,493)
Equity securities:
Less then six months	1	2,657	2,492	(165)
Six months or more and less than twelve months	1	10,125	9,700	(425)
Twelve months or greater	5	17,000	16,858	(142)
Total equity securities	7	29,782	29,050	(732)
	196	$2,235,257	$2,027,295	$(207,962)

December 31, 2009
Fixed maturity securities:
Investment grade:
Less than six months	120	$2,516,264	$2,463,732	$(52,532)
Six months or more and less than twelve months	26	1,591,620	1,500,847	(90,773)
Twelve months or greater	95	883,552	777,079	(106,473)
Total investment grade	241	4,991,436	4,741,658	(249,778)
Below investment grade:
Less than six months	3	60,580	57,220	(3,360)
Six months or more and less than twelve months	12	85,605	64,159	(21,446)
Twelve months or greater	85	1,206,684	934,453	(272,231)
Total below investment grade	100	1,352,869	1,055,832	(297,037)
Equity securities:
Less then six months	2	7,291	7,242	(49)
Six months or more and less than twelve months	1	2,658	2,560	(98)
Twelve months or greater	11	31,999	28,877	(3,122)
Total equity securities	14	41,948	38,679	(3,269)
	355	$6,386,253	$5,836,169	$(550,084)

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

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
September 30, 2010
Investment grade:
Less than six months	1	$15,936	$11,878	$(4,058)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	1	15,936	11,878	(4,058)
Below investment grade:
Less than six months	1	11,857	9,404	(2,453)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	11	180,741	122,570	(58,171)
Total below investment grade	12	192,598	131,974	(60,624)
	13	$208,534	$143,852	$(64,682)

December 31, 2009
Investment grade:
Less than six months	2	$34,271	$30,198	$(4,073)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	2	11,940	8,601	(3,339)
Total investment grade	4	46,211	38,799	(7,412)
Below investment grade:
Less than six months	13	118,198	101,805	(16,393)
Six months or more and less than twelve months	9	158,359	111,878	(46,481)
Twelve months or greater	27	365,706	252,062	(113,644)
Total below investment grade	49	642,263	465,745	(176,518)
	53	$688,474	$504,544	$(183,930)

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
September 30, 2010
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	36,952	35,996	—	—
Due after five years through ten years	62,344	61,223	—	—
Due after ten years through twenty years	132,632	125,552	—	—
Due after twenty years	440,724	421,943	75,751	45,417
	672,652	644,714	75,751	45,417
Residential mortgage backed securities	1,457,072	1,308,114	—	—
	$2,129,724	$1,952,828	$75,751	$45,417

December 31, 2009
Due in one year or less	$12,000	$11,707	$—	$—
Due after one year through five years	82,754	75,462	—	—
Due after five years through ten years	100,597	95,678	—	—
Due after ten years through twenty years	707,824	682,247	365,000	359,100
Due after twenty years	3,281,000	3,113,504	75,649	46,683
	4,184,175	3,978,598	440,649	405,783
Residential mortgage backed securities	1,719,481	1,413,109	—	—
	$5,903,656	$5,391,707	$440,649	$405,783

Watch List

At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our RMBS as we monitor all of our RMBS on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At September 30, 2010, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Investment grade
Corporate fixed maturity securities:
Finance and insurance	2	$6,012	$(805)	$5,207	35-42	—
Below investment grade
Corporate fixed maturity securities:
Retail	1	10,481	(1,331)	9,150	64	—

	3	$16,493	$(2,136)	$14,357

Our analysis of these securities that we have determined are temporarily impaired and their credit performance at September 30, 2010 is as follows:

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

The securities on the watch list are current with respect to payments of principal and interest. We do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost and, as such, there were no other than temporary impairments on these securities at September 30, 2010.

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
		(Dollars in thousands)
Three months ended September 30, 2010
Fixed maturity securities, available for sale:
Corporate securities:
Finance	1	$(822)	$—	$(822)
Retail	1	(1,338)	—	(1,338)
Residential mortgage backed securities	7	—	(1,830)	(1,830)
	9	$(2,160)	$(1,830)	$(3,990)

Three months ended September 30, 2009
Fixed maturity securities, available for sale:
Corporate securities:
Finance	1	$(3,619)	$(2,257)	$(5,876)
Insurance	1	(211)	(696)	(907)
Residential mortgage backed securities	47	(78,712)	52,594	(26,118)
Equity securities, available for sale:
Finance	1	(10,182)	—	(10,182)
Insurance	2	(1,492)	—	(1,492)
	52	$(94,216)	$49,641	$(44,575)
Nine months ended September 30, 2010
Fixed maturity securities, available for sale:
Corporate securities:
Finance	1	$(822)	$—	$(822)
Retail	1	(1,338)	—	(1,338)
Residential mortgage backed securities	10	(14,187)	8,316	(5,871)
	12	$(16,347)	$8,316	$(8,031)

Nine months ended September 30, 2009
Fixed maturity securities, available for sale:
United States Government full faith and credit	1	$(245)	$—	$(245)
Corporate securities:
Finance	3	(8,388)	(1,521)	(9,909)
Insurance	2	(641)	(1,165)	(1,806)
Home building	3	(756)	(70)	(826)
Residential mortgage backed securities	49	(140,454)	110,768	(29,686)
Equity securities, available for sale:
Finance	7	(18,292)	—	(18,292)
Insurance	2	(1,492)	—	(1,492)
Real estate	2	(1,400)	—	(1,400)
	69	$(171,668)	$108,012	$(63,656)

Several factors have led us to believe that full recovery of amortized cost will not be expected. These include, but are not limited to: (i) a significant change in the operating performance of a company; (ii) a material change in the expected contractual obligation of an issuer; (iii) a significant change in ratings as defined by the NRSRO; and (iv) the time frame in which a recovery to amortized cost may occur. We recognized OTTI of $2.2 million on two corporate fixed maturity securities during the three and nine months ended September 30, 2010, because we changed from a position of holding these securities until price recovery to intending to sell them prior to price recovery.

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

In the case of residential mortgage backed securities, we considered the ratings downgrades, increased default and loss severity projections, actual defaults, and expected cash flow projections to determine that other than temporary impairments were present. We continue to monitor the cash flows and economics surrounding these securities to determine changes in expected future cash flows. The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the nine months ended September 30, 2010 and 2009 which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
September 30, 2010
Prime	2005	7.5%	7.5%	11%	11%	45%	45%
	2006	7.3%	7.3%	7%	11%	45%	55%
	2007	5.8%	6.6%	11%	19%	45%	60%
Alt-A	2005	6.2%	7.4%	12%	27%	45%	50%
	2007	7.0%	7.0%	44%	45%	57%	60%

September 30, 2009
Prime	2005	7.7%	7.7%	7%	7%	50%	50%
	2006	6.5%	9.2%	8%	14%	35%	55%
	2007	5.8%	7.9%	8%	31%	35%	50%
Alt-A	2005	5.6%	8.7%	10%	16%	10%	50%
	2006	6.0%	7.3%	16%	27%	40%	60%
	2007	6.2%	7.5%	15%	52%	45%	70%

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

The following table is a summary of securities that are a part of our investment portfolio and for which at any time during our holding period we have recognized OTTI and the activity since recognizing OTTI:

	Number of Securities	Amortized Cost Prior to OTTI	OTTI Recognized in Operations	Return of Principal Since OTTI was Recognized	Premium Amortization/ Discount Accretion Since OTTI was Recognized	Amortized Cost
		(Dollars in thousands)
September 30, 2010
Corporate fixed maturity securities	7	$42,441	$(22,766)	$(5,000)	$(196)	$14,479
Residential mortgage backed securities	58	980,177	(61,332)	(29,475)	1,281	890,651
Equity securities:
Finance, insurance and real estate	10	46,640	(22,258)	(2)	—	24,380
	75	$1,069,258	$(106,356)	$(34,477)	$1,085	$929,510

December 31, 2009
Corporate fixed maturity securities	7	$48,610	$(22,425)	$(247)	$(335)	$25,603
Residential mortgage backed securities	55	869,653	(55,461)	(4,752)	192	809,632
Equity securities:
Finance, insurance and real estate	18	110,481	(75,020)	(816)	—	34,645
	80	$1,028,744	$(152,906)	$(5,815)	$(143)	$869,880

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security for securities that are part of our investment portfolio:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
September 30, 2010
Corporate fixed maturity securities	$14,479	$(2,701)	$7,503	$19,281
Residential mortgage backed securities	890,651	(213,561)	105,865	782,955
Equity securities:
Finance, insurance and real estate	24,380	—	9,289	33,669
	$929,510	$(216,262)	$122,657	$835,905
December 31, 2009
Corporate fixed maturity securities	$25,603	$(9,488)	$7,763	$23,878
Residential mortgage backed securities	809,632	(205,245)	11,809	616,196
Equity securities:
Finance, insurance and real estate	34,645	—	13,045	47,690
	$869,880	$(214,733)	$32,617	$687,764

Mortgage Loans on Real Estate

Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location, and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts net of valuation allowances. At September 30, 2010 and December 31, 2009 the largest principal amount outstanding for any single mortgage loan was $10.9 million and $11.2 million, respectively, and the average loan size was $2.4 million for both periods. We have the contractual ability to pursue full personal recourse on 13.4% of the loans and partial personal recourse on 32.2% of the loans, and master leases provide us recourse against the principals of the borrowing entity on 5.8% of the loans. In addition, the average loan to value ratio for the overall portfolio was 54.9% and 56.3% at September 30, 2010 and December 31, 2009, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value ratio is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we may obtain a current appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$580,822	22.9%	$560,256	22.8%
Middle Atlantic	164,084	6.5%	168,246	6.9%
Mountain	399,951	15.8%	388,940	15.9%
New England	43,165	1.7%	44,541	1.8%
Pacific	238,125	9.4%	216,382	8.8%
South Atlantic	498,266	19.6%	464,077	18.9%
West North Central	398,664	15.7%	410,883	16.7%
West South Central	212,594	8.4%	201,719	8.2%
	$2,535,671	100.0%	$2,455,044	100.0%
Loan loss allowance	(7,212)		(5,266)
	2,528,459		2,449,778

Property type distribution
Office	$672,909	26.6%	$664,701	27.1%
Medical Office	157,852	6.2%	145,390	5.9%
Retail	563,801	22.2%	564,023	23.0%
Industrial/Warehouse	626,743	24.7%	610,279	24.8%
Hotel	151,834	6.0%	155,594	6.4%
Apartment	136,764	5.4%	122,854	5.0%
Mixed use/other	225,768	8.9%	192,203	7.8%
	$2,535,671	100.0%	$2,455,044	100.0%
Loan loss allowance	(7,212)		(5,266)
	2,528,459		2,449,778

In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At September 30, 2010, we had commitments to fund commercial mortgage loans totaling $23.4 million, with fixed interest rates ranging from 6.00% to 6.38%.

During three months ended September 30, 2010, three mortgage loans were satisfied by taking ownership of the real estate serving as collateral on the loans. These loans had a total principal amount outstanding totaling $6.9 million, for which a specific loan loss allowance of $3.8 million was established and recognized in 2009. During the nine months ended September 30, 2010, five mortgage loans were satisfied by taking ownership of the real estate serving as collateral on the loans, which had a total principal amount outstanding of $11.7 million, for which specific loan loss allowances totaling $4.3 million were established and recognized during the nine months ended September 30, 2010. Additional impairment of $0.6 million was recognized on two properties that were taken as settlement of the mortgage loans they supported. The properties were revalued by a third party appraiser and the fair value less the estimated costs to sell was less than the carrying value of the properties. We increased the allowance for credit losses on our mortgage loans by $1.0 million and $6.2 million during the three and nine months ended September 30, 2010, respectively, and $5.5 million and $6.5 million during the three and nine months ended September 30, 2009, respectively.

At September 30, 2010, we have three mortgage loans that are in the process of being satisfied by our taking ownership of the real estate serving as collateral on the loan. These three loans have an outstanding principal balance of $10.7 million, and we have recorded a specific loan loss allowances totaling $4.3 million, with $4.1 million of that loss recognized during the first quarter of 2010. We also have 20 commercial mortgage loans at September 30, 2010 with an outstanding principal balance of $62.0 million (2% of the commercial mortgage loan portfolio) that have been given "workout" terms which generally allow for interest only payments or the capitalization of interest for a specified period of time and we have recorded a specific loan loss allowance on one of these loans (principal balance of $5.7 million) of $1.0 million. At September 30, 2010, we have 7 commercial mortgage loans with an outstanding principal balance of $24.7 million that were delinquent (60 days or more at the reporting date) in their principal and interest payments and we have recorded a specific loan loss allowance on one of these loans (principal balance of $5.9 million) of $0.2 million..

We evaluate our mortgage loan portfolio for the establishment of a loan loss reserve by specific identification of impaired loans and the measurement of an estimated loss for each individual loan identified and an analysis of the mortgage loan portfolio for the need for a general loan allowance for probable losses on all other loans. If we determine that the value of any specific mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or the fair value of the underlying collateral. The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. Based upon this process and analysis, we increased our general loan loss allowance by $0.6 million to $1.7 million during the third quarter of 2010. The $1.7 million general loan loss allowance was recorded during the nine months ended September 30, 2010.

Mortgage loans summarized in the following table represent all loans that we are either not currently collecting or those we feel it is probable we will not collect all amounts due according to the contractual terms of the loan agreements (all loans that we have worked with the borrower to alleviate short-term cash flow issues and loans delinquent for 60 days or more at the reporting date).

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Mortgage loans with allowances	$22,206	$15,869
Mortgage loans with no allowance for losses	75,150	70,214
Allowance for probable loan losses	(7,212)	(5,266)
Net carrying value	$90,144	$80,817

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

The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the unaudited consolidated balance sheets are as follows:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Assets
Derivative Instruments
Call options	$283,920	$479,272
Other assets
2015 notes hedges	38,483	—
	$322,403	$479,272

Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$1,706,262	$1,375,866
Other liabilities
2015 notes embedded conversion derivative	38,483	—
Interest rate swaps	2,531	1,891
	$1,747,276	$1,377,757

The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Revenues
Change in fair value of derivatives:
Call options	$93,109	$123,121	$(31,720)	$110,019
2015 notes hedges (see note 7)	1,483	—	1,483	—
Interest rate swaps	(612)	(1,614)	(2,505)	(1,841)
	$93,980	$121,507	$(32,742)	$108,178
Benefits and expenses
Change in fair value of embedded derivatives:
2015 notes embedded conversion derivatives (see note 7)	$1,483	$—	$1,483	$—
Fixed index annuities	113,340	259,737	(12,996)	414,636
	114,823	259,737	(11,513)	414,636

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

The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

		September 30, 2010		December 31, 2009
Counterparty	Credit Rating	Notional Amount	Fair Value	Notional Amount	Fair Value
		(Dollars in thousands)
Bank of America	A+	$168,425	$5,679	$796	$—
BNP Paribas	AA	1,003,936	35,416	1,647,627	101,888
Lehman	NR	—	—	1,437	—
Bank of New York	AA-	68,804	434	112,193	6,153
Credit Suisse	A+	1,974,164	41,346	2,711,027	163,321
Barclays	AA-	1,509,386	39,848	258,853	10,082
SunTrust	BBB+	123,722	3,888	427,572	27,735
Wells Fargo	AA	1,792,700	51,941	1,189,234	70,746
J.P. Morgan	AA-	2,918,631	87,563	1,648,394	99,347
UBS	A+	722,114	17,805	—	—
		$10,281,882	$283,920	$7,997,133	$479,272

As of September 30, 2010 and December 31, 2009, we held $188.7 million and $346.1 million, respectively, of cash and cash equivalents received from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $102.2 million and $149.5 million at September 30, 2010 and December 31, 2009, respectively.

We had unsecured counterparty exposure in connection with options purchased from affiliates of Lehman Brothers ("Lehman") which declared bankruptcy during the third quarter of 2008. All options purchased from affiliates of Lehman had expired as of September 30, 2010. The amount of option proceeds due on expired options which had been purchased from Lehman that we did not receive payment on was $2.6 million for the third quarter 2009 and $12.0 million for the nine months ended September 30, 2009. No amount has been recognized for any recovery of these amounts that may result from our claim in Lehman's bankruptcy proceedings.

Liquidity and Capital Resources

Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $1.7 billion in the nine months ended September 30, 2010 compared to $1.4 billion for the nine months ended September 30, 2009, with the increase attributable to a $448.9 million increase in net annuity deposits after coinsurance and a $139.6 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans. As reported above under Financial Condition - Investments, during first nine months of 2010 we experienced a significant amount of calls of United States Government sponsored agency securities. As a result we have had elevated levels of short-term investments and cash and cash equivalents during the first nine months of 2010. We have been reinvesting the proceeds from the called securities in United States Government sponsored agencies, securities, investment grade corporate fixed maturity securities and United States municipalities, states and territories securities with yields that meet our investment spread objectives. The accelerated pace of these calls is expected to continue in the fourth quarter of 2010 and may continue beyond 2010. At September 30, 2010, 14% ($2.0 billion) of our fixed income securities are subject to call redemption during the fourth quarter of 2010 and another 18% ($2.5 billion) will become subject to call redemption during the first three quarters of 2011. If interest rates remain unchanged at current levels we expect these amounts to be called. Our ability to continue to reinvest the proceeds from called securities in assets with acceptable credit quality and yield characteristics similar to the called securities will be dependent on future market conditions.

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

The statutory capital and surplus of our life insurance subsidiaries at September 30, 2010 was $1.4 billion. American Equity Investment Life Insurance Company (American Equity Life) made surplus note interest payments to us of $3.1 million during the nine months ended September 30, 2010. For the remainder of 2010, up to $167.5 million can be distributed by American Equity Life as dividends under applicable laws and regulations without prior regulatory approval. Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had $435.4 million of statutory earned surplus at September 30, 2010. The transfer of funds by American Equity Life is also restricted by a covenant in our revolving line of credit which requires American Equity Life to maintain a minimum risk-based capital ratio of 200%.

We have a $150 million line of credit which was fully drawn as of the beginning of the third quarter of 2010. In September 2010, we issued $200.0 million principal amount of the 2015 notes. Concurrently with the issuance of the 2015 notes, we entered into the 2015 notes hedges to reduce the potential cash outlay from the expected conversion of the 2015 notes. In separate transactions, we sold the 2015 warrants. The 2015 notes, 2015 notes hedges and 2015 warrants produced net cash proceeds of $171.9 million. We used $150.0 million of these proceeds to pay off the amount drawn on our line of credit. In December 2009, we issued $115.8 million of convertible senior notes, of which $52.2 million was issued for cash. All of the cash proceeds from issuing these convertible senior notes are being used for working capital and general corporate purposes. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.

As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). These borrowings are collateralized by investment securities with fair values approximately equal to the amount due. We currently have no amount borrowed through these repurchase agreements and have had no amounts borrowed during the current year. The maximum amount borrowed during 2009 was $440.0 million. When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders.

On August 20, 2009, we entered into distribution agreements with Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC (“FPK”) and Sandler O’Neill & Partners, L.P. ("Sandler O'Neill"). On December 3, 2009, Macquarie Capital (USA) Inc. ("Macquarie Capital") assumed all of FPK's rights and obligations under our distribution agreement with FPK. Under the distribution agreements, we can offer and sell shares of our common stock up to an aggregate offering price of $50 million. On August 4, 2010, we provided notice to Macquarie Capital and Sandler O'Neill that we were terminating the distribution agreements. From October 1, 2009 through August 4, 2010, we did not sell any shares of our common stock pursuant to these distribution agreements. From August 20, 2009 through September 30, 2009, we sold 132,300 shares of our common stock, resulting in gross proceeds to us of $1.1 million.

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

In July 2010, the FASB issued an accounting standards update that expands disclosures and provide users more transparency about allowances for credit losses and the credit quality of the financing receivables of an entity. This guidance requires additional disclosures about an entity's financing receivables, such as credit quality indicators, aging of past due financing receivables, and significant purchases and sales of financing receivables. In addition, disclosures must be disaggregated by portfolio segment or class based on how an entity develops its allowance for credit losses and how it manages its credit exposure. Most of the disclosure requirements are effective for the fourth quarter of 2010 with certain additional disclosures required for the first quarter of 2011. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In October 2010, as a result of a consensus of the FASB Emerging Issues Task Force, the FASB issued an accounting standards update that modifies the definition of the types of costs incurred that can be capitalized in the acquisition of new and renewal insurance contracts. This guidance defines the costs that qualify for deferral as incremental direct costs that result directly from and are essential to successful contract transactions and would not have been incurred by the insurance entity had the contract transactions not occurred. In addition, it lists certain costs as deferrable as those that are directly related to underwriting, policy issuance and processing, medical and inspection, and sales force contract selling as deferrable, as well as the portion of an employee's total compensation related directly to time spent performing those activities for actual acquired contracts and other costs related directly to those activities that would not have been incurred if the contract had not been acquired. This amendment to current GAAP should be applied prospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with retrospective application permitted. We are currently evaluating the impact of the guidance on our consolidated financial statements.

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

Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities issued by Trust III, IV, VII, VIII, IX, X, XI (beginning on December 31, 2010) and XII bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $144.5 million at September 30, 2010, of which $20 million had been swapped to fixed rates (see note 5 to our unaudited consolidated financial statements in Item 1 of this Form 10-Q). The applicable interest rate on our borrowings under our revolving line of credit is floating at LIBOR plus 0.80% or the greater of prime rate or federal funds rate plus 0.50%, as elected by us. In 2009, we swapped the floating interest rate to fixed rates for the $150 million of the borrowings outstanding on our revolving line of credit. The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

If interest rates were to increase 10% (37 basis points) from levels at September 30, 2010, we estimate that the fair value of our fixed maturity securities would decrease by approximately $433.5 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $126.3 million in the accumulated other comprehensive income and a decrease in stockholders' equity. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2009.

At September 30, 2010, 40% of our fixed income securities have call features and 14% ($2.0 billion) are subject to call redemption during the fourth quarter of 2010. Another 18% ($2.5 billion) will become subject to call redemption during the first three quarters of 2011. During the nine months ended September 30, 2010 and 2009, we received $4.0 billion and $3.6 billion, respectively, in redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At September 30, 2010, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.

We purchase call options on the applicable indices to fund the annual index credits on our fixed index annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for fixed index products. For the nine months ended September 30, 2010 and 2009, the annual index credits to policyholders on their anniversaries were $381.4 million and $25.3 million, respectively. Proceeds received at expiration of these options related to such credits were $364.3 million and $5.7 million for the nine months ended September 30, 2010 and 2009, respectively. The difference between proceeds received at expiration of these options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us. Proceeds for the nine months ended September 30, 2009 were adversely affected by $12.0 million in proceeds not received from affiliates of Lehman Brothers which declared bankruptcy in the third quarter of 2008.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2010 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in two purported class action lawsuits alleging improper sales practices and similar claims as described below. It is often not possible to determine the ultimate outcome of pending legal proceedings or to provide reasonable ranges of potential losses with any degree of certainty. One of the lawsuits referred to below is in the initial trial phase while the other is in the pre-litigation and discovery stages and we do not have sufficient information to make an assessment of the plaintiffs' claims for liability or damages. The plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages, which are difficult to quantify and cannot be estimated based on the information currently available. We do not believe that these lawsuits, including those discussed below, will have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance that such litigation, or any future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.

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

The plaintiffs in the SLO Case represent a class of individuals who are California residents and who either purchased their annuity from us through a co-defendant marketing organization or who purchased one of a defined set of particular annuities issued by us. The named plaintiffs in this case are: Chalys M. Stephens and John P. Stephens. Plaintiffs seek injunctive relief and restitution on behalf of all class members under California Business & Professions Code section 17200 et seq.; compensatory damages for breach of contract and breach of fiduciary duty; other pecuniary damages under California Civil Code section 1750 and California Welfare & Institutions Codes section 15600 et seq.; and punitive damages under common law causes of action for fraud and breach of the covenant of good faith and fair dealing. We are vigorously defending the underlying allegations and may seek to decertify the entire class after further discovery into the merits of the case and during the initial trial phase. Trial in this matter began November 1, 2010.

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

Item 1A. Risk Factors

Our 2009 Annual Report on Form 10-K and Exhibit 99.2 of our Form 8-K filed on September 20, 2010 described our Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuer purchases of equity securities for the quarter ended September 30, 2010.

We have a Rabbi Trust, the NMO Deferred Compensation Trust, which purchases our common shares to fund the amount of shares earned by our agents under the NMO Deferred Compensation Plan. At September 30, 2010, agents had earned 81,745 shares which had vested but had not yet been purchased and contributed to the Rabbi Trust.

In addition, we have a share repurchase program under which we are authorized to purchase up to 10,000,000 shares of our common stock. As of September 30, 2010, we have repurchased 3,845,296 shares of our common stock under this program. We suspended the repurchase of our common stock under this program in August of 2008.

The maximum number of shares that may yet be purchased under these plans is 6,236,449 at September 30, 2010.

Item 6. Exhibits

(a)	Exhibits:

	10.2	Short-Term Performance Incentive Plan

	12.1	Ratio of Earnings to Fixed Charges

	31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2010	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

	By:	/s/ Wendy C. Waugaman
Wendy C. Waugaman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John M. Matovina
John M. Matovina, Vice Chairman, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Vice President - Controller
(Principal Accounting Officer)