Form 10-K
period 2010-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2011-03-10
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number:    001-31911
______________________________________________
American Equity Investment Life Holding Company
(Exact name of registrant as specified in its charter)

Iowa (State or other jurisdiction of Incorporation)	42-1447959 (I.R.S. Employer Identification No.)
6000 Westown Parkway West Des Moines, Iowa (Address of principal executive offices)	50266 (Zip Code)
Registrant's telephone number, including area code: (515) 221-0002
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $1	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $554,052,926 based on the closing price of $10.32 per share, the closing price of the common stock on the New York Stock Exchange on June 30, 2010.
Shares of common stock outstanding as of February 28, 2011: 59,291,669
Documents incorporated by reference: Portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held June 9, 2011, which will be filed within 120 days after December 31, 2010, are incorporated by reference into Part III of this report.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010

PART I.
Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	14
Item 3.	Legal Proceedings	14
Item 4.	Reserved	14
PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item 6.	Selected Consolidated Financial Data	16
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 8.	Consolidated Financial Statements and Supplementary Data	51
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	51
Item 9A.	Controls and Procedures	51
Item 9B.	Other Information	51
PART III.
	The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2010.	51
PART IV.
Item 15.	Exhibits, Financial Statement Schedules	51
SIGNATURES		52
Index to Consolidated Financial Statements and Schedules		F-1
Exhibit Index
Exhibit 12.1	Ratio of Earnings to Fixed Charges
Exhibit 21.2	Subsidiaries of American Equity Investment Life Holding Company
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Certification
Exhibit 31.2	Certification
Exhibit 32.1	Certification
Exhibit 32.2	Certification

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
According to AnnuitySpecs.com, total industry sales of fixed index annuities increased 7% to $32.3 billion in 2010 from $30.1 billion in 2009. Our wide range of fixed index and fixed rate annuity products has enabled us to enjoy favorable growth during volatile equity and bond markets.
Strategy
Our business strategy is to grow our annuity business and earn predictable returns by managing investment spreads and investment risk. Key elements of this strategy include the following:
Enhance our Current Independent Agency Network.  We believe that our successful relationships with approximately 50 national marketing organizations represent a significant competitive advantage. Our objective is to improve the productivity and efficiency of our core distribution channel by focusing our marketing and recruiting efforts on those independent agents capable of selling $1 million or more of annuity premium annually. This level of production qualifies them for our Gold Eagle program which was introduced at the beginning of 2007. We believe the Gold Eagle program has been effective as evidenced by the increase in Gold Eagle agents to 1,021 in 2010 as compared to 891 in 2009 and 566 in 2008, accounting for 57%, 57% and 56% of total production, respectively. Gold Eagle qualifiers receive a combination of cash and equity-based incentives as motivation for producing business for us. The equity-based incentive compensation component of our Gold Eagle program is unique in our industry and distinguishes us from our competitors. Our continuing focus on relationships and efficiency will ultimately reduce our independent agents to a core group of professional annuity producers. We will also be alert to opportunities to establish relationships with national marketing organizations and agents not presently associated with us and will continue to provide all of our marketers with the highest quality service possible.
Continue to Introduce Innovative and Competitive Products.  We intend to be at the forefront of the fixed index and fixed rate annuity industry in developing and introducing innovative and new competitive products. We were one of the first companies to offer a fixed index annuity that allows a choice among interest crediting strategies which include both equity and bond indices as well as a traditional fixed rate strategy. We were also one of the first companies to include a living income benefit rider with our fixed index annuities. Most recently, we enhanced our living income benefit rider to provide policyholders with protection against inflation. We believe that our continued focus on anticipating and being responsive to the product needs of our independent agents and policyholders will lead to increased customer loyalty, revenues and profitability.
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

	Year Ended December 31,
	2010		2009		2008
	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$2,401,891	52%	$1,535,477	42%	$1,303,871	57%
Fixed strategy	1,551,007	33%	1,849,833	50%	937,227	41%
	3,952,898	85%	3,385,310	92%	2,241,098	98%
Fixed rate annuities	715,821	15%	292,248	8%	47,908	2%
	$4,668,719	100%	$3,677,558	100%	$2,289,006	100%
Fixed Index Annuities
Fixed index annuities allow policyholders to earn index credits based on the performance of a particular index without the risk of loss of their principal. Most of these products allow policyholders to transfer funds once a year among several different crediting strategies, including one or more index based strategies and a traditional fixed rate strategy. Approximately 95%, 94% and 93% of our fixed index annuity sales for the years ended December 31, 2010, 2009 and 2008, respectively, were "premium bonus" products. The initial annuity deposit on these policies is increased at issuance by a specified premium bonus ranging from 3% to 10%. Generally, there is a compensating adjustment in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.
The annuity contract value is equal to the sum of premiums paid, premium bonuses and interest credited ("index credits"), which is based upon an overall limit (or "cap") or a percentage (the "participation rate") of the annual appreciation (based in certain situations on monthly averages or monthly point-to-point calculations) in a recognized index or benchmark. Caps and participation rates limit the amount of annual interest the policyholder may earn in any one contract year and may be adjusted by us annually subject to stated minimums. Caps generally range from 4% to 12% and participation rates generally range from 25% to 100%. In addition, some products have an "asset fee" ranging from 1.5% to 5%, which is deducted from annual interest to be credited. For products with asset fees, if the annual appreciation in the index does not exceed the asset fee, the policyholder's index credit is zero. The minimum guaranteed contract values are equal to 87.5% of the premium collected plus interest credited at an annual rate ranging from 1.5% to 3.5%.
Fixed Rate Annuities
Fixed rate deferred annuities include annual reset and multi-year rate guaranteed products. Our annual reset fixed rate annuities have an annual interest rate (the "crediting rate") that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Our multi-year rate guaranteed annuities are similar to our annual reset products except that the initial crediting rate is guaranteed for up to a seven-year period before it may be changed at our discretion. The guaranteed rate on our fixed rate deferred annuities ranges from 2% to 4% and the initial guaranteed rate on our multi-year rate guaranteed policies ranges from 2.65% to 5.10%.
The initial crediting rate is largely a function of the interest rate we can earn on invested assets acquired with new annuity deposits and the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender assumptions, competitive industry pricing and crediting rate history for particular groups of annuity policies with similar characteristics. As of December 31, 2010, crediting rates on our outstanding fixed rate deferred annuities generally ranged from 2.5% to 5%. The average crediting rate on our outstanding fixed rate deferred annuities at December 31, 2010 was 3.38%.

We also sell single premium immediate annuities ("SPIAs"). Our SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issue. The amounts, frequency and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 2.94% at December 31, 2010.
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
Life Insurance
These products include traditional ordinary and term, universal life and other interest-sensitive life insurance products. We have approximately $2.6 billion of life insurance in force as of December 31, 2010. We intend to continue offering a complete line of life insurance products for individual and group markets. Premiums related to this business accounted for 1% of revenues for the years ended December 31, 2010 and 2009 and 4% of revenues for the year ended December 31, 2008.
Investments
Investment activities are an integral part of our business, and net investment income is a significant component of our total revenues. Profitability of many of our products is significantly affected by spreads between interest yields on investments, the cost of options to fund the annual index credits on our fixed index annuities and rates credited on our fixed rate annuities. We manage the index-based risk component of our fixed index annuities by purchasing call options on the applicable indices to fund the annual index credits on these annuities and by adjusting the caps, participation rates and asset fees on policy anniversary dates to reflect the change in the cost of such options which varies based on market conditions. All options are purchased to fund the index credits on our fixed index annuities on their respective anniversary dates, and new options are purchased at each of the anniversary dates to fund the next annual index credits. All credited rates on non-multi-year rate guaranteed fixed rate deferred annuities may be changed annually, subject to minimum guarantees. Changes in caps, participation rates and asset fees on fixed index annuities and crediting rates on fixed rate annuities may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or to maintain caps, participation rates, asset fees and crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. For the year ended December 31, 2010, the weighted average yield, computed on the average amortized cost basis of our investment portfolio, was 6.06% and the weighted average cost of our liabilities, excluding amortization of deferred sales inducements, was 2.91%.
For additional information regarding the composition of our investment portfolio and our interest rate risk management, see Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments, Quantitative and Qualitative Disclosures About Market Risk and note 3 to our audited consolidated financial statements.
Marketing
We market our products through a variable cost brokerage distribution network of approximately 50 national marketing organizations and, through them, 37,000 independent agents as of December 31, 2010. We emphasize high quality service to our agents and policyholders along with the prompt payment of commissions to our agents. We believe this has been significant in building excellent relationships with our existing agency force.
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

The insurance distribution system is comprised of insurance brokers and marketing organizations. We are pursuing a strategy to increase the efficiency of our distribution network by strengthening our relationships with key national and regional marketing organizations and are alert for opportunities to establish relationships with organizations not presently associated with us. These organizations typically recruit agents for us by advertising our products and our commission structure through direct mail advertising or seminars for insurance agents and brokers. These organizations bear most of the cost incurred in marketing our products. We compensate marketing organizations by paying them a percentage of the commissions earned on new annuity policy sales generated by the agents recruited by such organizations. We also conduct incentive programs for marketing organizations and agents from time to time, including equity-based programs for our leading national marketers and those agents qualifying for our Gold Eagle program. We believe the Gold Eagle program has been effective as evidenced by the increase in Gold Eagle agents to 1,021 in 2010 as compared to 891 in 2009 and 566 in 2008, accounting for 57%, 57% and 56% of total production, respectively. For additional information regarding our equity-based programs for our leading national marketers and independent agents, see note 11 to our audited consolidated financial statements. We generally do not enter into exclusive arrangements with these marketing organizations.
One of our national marketing organizations accounted for more than 10% of the annuity deposits collected during 2010 and we expect this organization to continue as a marketer for American Equity Life with a focus on selling our products. The states with the largest share of direct premiums collected during 2010 were: Florida (11.5%), California (8.8%), Texas (7.0%), Illinois (6.1%) and Pennsylvania (5.2%).
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
The sales agents for our products use the ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's annuity to market. In recent years, the market for annuities has been dominated by those insurers with the highest ratings. Following is a summary of American Equity Life's financial strength ratings:

	Financial Strength Rating	Outlook Statement
A.M. Best Company
January 2011—current	A-	Stable
November 2008—January 2011	A-	Negative
August 2006—October 2008	A-	Stable
July 2002—July 2006	B++	Stable
Standard & Poor's
September 2010—current	BBB+	Positive
July 2010—September 2010	BBB+	Stable
July 2008—July 2010	BBB+	Negative
July 2002—June 2008	BBB+	Stable
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
In addition to the financial strength ratings, rating agencies use an "outlook statement" to indicate a medium or long-term trend which, if continued, may lead to a rating change. A positive outlook indicates a rating may be raised and a negative outlook indicates a rating may be lowered. A stable outlook is assigned when ratings are not likely to be changed. Outlook statements should not be confused with expected stability of the issuer's financial or economic performance. A rating may have a "stable" outlook to indicate that the rating is not expected to change, but a "stable" outlook does not preclude a rating agency from changing a rating at any time without notice.
In July 2010, A.M. Best revised its rating outlook on the U.S. life/annuity sector to stable from negative. In December 2010, Standard & Poor's revised its outlook on the U.S. life insurance sector to stable from negative. Both agencies had their outlook on our industry stated as negative since late 2008. Strengthening balance sheets and recovering financial markets have been listed as reasons for the improved outlook. We believe the rating agencies think the economic recovery will continue to be slow, which may leave the potential for further credit losses. The rating agencies have heightened the level of scrutiny they apply to insurance companies, increased the frequency and scope of their credit reviews, and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.

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
A.M. Best Company and Standard & Poor's review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant. If our ratings were to be negatively adjusted for any reason, we could experience a material decline in the sales of our products and the persistency of our existing business.
Reinsurance
Coinsurance
American Equity Life has two coinsurance agreements with EquiTrust Life Insurance Company ("EquiTrust"), covering 70% of certain of our fixed index and fixed rate annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003, and 20% of those contracts issued from January 1, 2004 to July 31, 2004, when the agreement was suspended by mutual consent of the parties. As a result of the suspension, new business is no longer ceded to EquiTrust. The business reinsured under these agreements is not eligible for recapture before the expiration of 10 years. Coinsurance deposits (aggregate policy benefit reserves transferred to EquiTrust under these agreements) were $1.3 billion and $1.4 billion at December 31, 2010 and 2009, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. EquiTrust has received a financial strength rating of "B+" (Good) with a stable outlook from A.M. Best Company. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible.
Effective July 1, 2009, we entered into two funds withheld coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda. One agreement ceded 20% of certain of our fixed index annuities issued from January 1, 2009 through March 31, 2010. The business reinsured under this agreement is not eligible for recapture until the end of the month following seven years after the date of issuance of the policy. The other agreement cedes 80% of our multi-year rate guaranteed annuities issued on or after July 1, 2009. The business reinsured under this agreement may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to Athene under these agreements) were $1.3 billion and $834.2 million at December 31, 2010 and 2009, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to Athene should Athene fail to meet the obligations it has coinsured. The annuity deposits that have been ceded to Athene are being held in a trust on a funds withheld basis. American Equity Life is named as the sole beneficiary of the trust. The funds withheld are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the funds withheld account would ever reach a point where it is less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in a trust for the amount of any shortfall. At December 31, 2010, Athene has adequate capital reserves and a significant capital commitment from its equity investor. None of the coinsurance deposits with Athene are deemed by management to be uncollectible.
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
The 2008 Hannover Transaction is a coinsurance and yearly renewable term reinsurance agreement for statutory purposes and provided $29.5 million in net pretax statutory surplus benefit in 2008. Pursuant to the terms of this agreement, pretax statutory surplus was reduced by $6.7 million in 2010 and is expected to be reduced as follows: 2011—$6.7 million; 2012—$6.8 million; 2013—$6.9 million. These amounts include risk charges equal to 5.0% of the pretax statutory surplus benefit as of the end of each calendar quarter.
The 2005 Hannover Transaction is a yearly renewable term reinsurance agreement for statutory purposes covering 47% of waived surrender charges related to penalty free withdrawals and deaths on certain business. The agreement was amended in 2010 and 2009 to include policy forms that were not in existence at the time this agreement became effective. We may recapture the risks reinsured under this agreement as of the end of any quarter beginning October 1, 2008. The 2009 amendment includes a provision that makes it punitive for us not to recapture the business ceded prior to January 1, 2013. The reserve credit recorded on a statutory basis by American Equity Life was $135.2 million and $106.8 million at December 31, 2010 and 2009, respectively. We pay quarterly reinsurance premiums under this agreement with an experience refund calculated on a quarterly basis resulting in a risk charge equal to approximately 5.8% of the weighted average statutory reserve credit.

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
The maximum loss retained by us on all life insurance policies we have issued was $0.1 million or less as of December 31, 2010. American Equity Life's reinsured business under indemnity reinsurance agreements is primarily ceded to two reinsurers. Reinsurance related to life and accident and health insurance that was ceded by us to these reinsurers was immaterial.
During 2007, American Equity Life entered into reinsurance agreements with Ace Tempest Life Reinsurance Ltd and Hannover to cede to each 50% of the risk associated with our living income benefit rider on certain fixed index annuities issued in 2007. The amounts ceded under these agreements were immaterial as of and for the years ended December 31, 2010 and 2009.
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
Our life subsidiaries are subject to periodic examinations by state regulatory authorities. In 2009, an examination of American Equity Life as of December 31, 2008, was performed for the Iowa Insurance Division by its examiners under the authority granted to the Iowa Insurance Commissioner. There were no adjustments to American Equity Life's 2008 statutory financial statements as a result of this examination. In 2009, the New York Insurance Department completed an examination of American Equity Investment Life Insurance Company of New York as of December 31, 2007. There were no adjustments to American Equity Investment Life Insurance Company of New York's 2007 statutory financial statements required as a result of this examination; however, it consented to a prospective change in its cash flow testing (asset adequacy) analysis which resulted in a $9.4 million increase in December 31, 2010 statutory reserves.
The payment of dividends or the distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary's state of domicile's insurance department. Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's statutory net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory surplus at the preceding December 31. For 2011, up to $187.5 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had $493.6 million of statutory earned surplus at December 31, 2010.
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
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. Section 989J of this Act, known as the "Harkin Amendment," provides a safe harbor exemption from securities registration requirements for fixed index annuities, effectively overturning SEC Rule 151A which the SEC adopted in January 2009, providing for the regulation of fixed index annuities as securities beginning in January 12, 2011. Subsequently, in July 2010, Rule 151A was successfully challenged in court and vacated by the U.S. Court of Appeals for the D.C. Circuit, which led to the SEC withdrawing Rule 151A under the Securities Act of 1933 on October 14, 2010.
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

•	the implementation of non-statutory guidelines and the circumstances under which dividends may be paid;

•	principles-based reserving;

•	product approvals;

•	agent licensing;

•	underwriting practices; and

•	life insurance and annuity sales practices.
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
The NAIC's RBC requirements provide for four levels of regulatory attention depending on the ratio of a company's total adjusted capital to its RBC. Adjusted capital is defined as the total of statutory capital and surplus, asset valuation reserve and certain other adjustments. Calculations using the NAIC formula at December 31, 2010, indicated that American Equity Life's ratio of total adjusted capital to the highest level at which regulatory action might be initiated was 339%.
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
Nearly all of the tax cuts which were contained in the Economic Growth and Tax Relief Reconciliation Act of 2001 (the "2001 Act") and accelerated by the provisions of the Jobs and Growth Tax Reconciliation Act of 2003 (the "2003 Act") were due to expire at the end of 2010. These tax cuts include a temporary reduction in individual income tax rates which can lower the present value of the tax deferred advantage of annuities and life insurance products for some individuals. On December 17, 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was signed into law which eliminated the expiration of many of the 2001 Act tax cuts and also maintained the current level of individual tax bracket rates.
Beginning in 2013, distributions from non-qualified annuity policies will be considered "investment income" for purposes of the newly enacted Medicare tax on investment income contained in the Health Care and Education Reconciliation Act of 2010. As a result, in certain circumstances a 3.8% tax ("Medicare Tax") may be applied to some or all of the taxable portion of distributions from non-qualified annuities to individuals whose income exceeds certain threshold amounts. This new tax may have an adverse effect on our ability to sell non-qualified annuities to individuals whose income exceeds these threshold amounts and could accelerate withdrawals due to additional tax. The constitutionality of the Health Care and Education Reconciliation Act of 2010 is currently the subject of multiple litigation actions initiated by various state attorneys general, and it is also the subject of several proposals in the U.S. Congress for amendment and/or repeal. The outcome of such litigation and legislative action as it relates to the Medicare Tax is unknown at this time.
Employees
As of December 31, 2010, we had approximately 360 full-time employees. We have experienced no work stoppages or strikes and consider our relations with our employees to be excellent. None of our employees are represented by a union.

ITEM 1A.    RISK FACTORS
Although economic conditions both domestically and globally have continued to improve since the financial crisis in 2008, we remain vulnerable to market uncertainty and continued financial instability of national, state and local governments. Continued difficult conditions in the global capital markets and economy could deteriorate in the near future and affect our financial position and our level of earnings from our operations.
Markets in the United States and elsewhere experienced extreme volatility and disruption since the second half of 2007, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets. This volatility and disruption reached unprecedented levels in late 2008 and early 2009. The United States entered a severe recession and recovery has proved to be slow and long-term. High unemployment rates and lower average household income levels have emerged as continued lagging indicators of a slow economic recovery. The continuing market uncertainty has directly and materially affected our investment portfolio. One of the strategies used by the U.S. government to stimulate the economy has been to keep interest rates low and increase the supply of United States dollars. While these strategies have appeared to be somewhat successful, any future economic downturn or market disruption could negatively impact our ability to reinvest these funds.
If market conditions deteriorate in 2011 or beyond it could result in additional other than temporary impairments and impairments on our commercial mortgage loans. This may result in us needing to raise additional capital to sustain our current business in force and new sales of our annuity products, which may be difficult under current market conditions. If capital is available, it may be at terms that are not favorable to us. If we are unable to raise adequate capital, we may be required to limit growth in sales of our annuity products.
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
Governmental initiatives intended to improve global and local economies that have been adopted may not be effective and, in any event, may be accompanied by other initiatives, including new capital requirements or other regulations, that could materially affect our results of operations, financial condition and liquidity in ways that we cannot predict.
We are subject to extensive laws and regulations that are administered and enforced by a number of different regulatory authorities including state insurance regulators, the NAIC, the SEC and the New York Stock Exchange. Some of these authorities are or may in the future consider enhanced or new regulatory requirements intended to prevent future economic crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. All of these possibilities, if they occurred, could affect the way we conduct our business and manage our capital, and may require us to satisfy increased capital requirements, any of which in turn could materially affect our results of operations, financial condition and liquidity.
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
If interest rates rise dramatically within a short period of time, our business may be exposed to disintermediation risk. Disintermediation risk is the risk that our policyholders may surrender all or part of their contracts in a rising interest rate environment, which may require us to sell assets in an unrealized loss position. Alternatively, we may increase crediting rates to retain business and reduce the level of assets that may need to be sold at a loss. However, such action would reduce our investment spread and net income.
We hold a substantial amount of fixed maturity securities that are callable by the issuer prior to maturity, and since 2008, we have received significant amounts of redemption proceeds related to calls of securities issued by United States Government sponsored agencies. We have reinvested the proceeds from these redemptions into new securities issued by such agencies, corporate securities and securities issued by United

States municipalities, states and territories. The callable United States Government sponsored agencies that we own / purchase typically provide for 12 months of call protection, after which they may be called on the first anniversary of the issue date, or any semi-annual or annual redemption date thereafter. As such, at any financial reporting date, substantially all of the securities we own issued by United States Government sponsored agencies that are not residential mortgage-backed securities all callable by the respective agency within 12 months.
Due to the long-term nature of our annuity liabilities, sustained declines in long-term interest rates may result in increased redemptions of our fixed maturity securities that are subject to call redemption prior to maturity by the issuer and expose us to reinvestment risk. If we are unable to reinvest the proceeds from such redemptions into investments with credit quality and yield characteristics of the redeemed securities, our net income and overall financial performance may be adversely affected. We have a certain ability to mitigate this risk by lowering crediting rates on our products subject to certain restrictions as discussed below.
Our exposure to credit spreads is related to market price and changes in cash flows related to changes in credit spreads. If credit spreads widen significantly it would probably lead to additional other than temporary impairments. If credit spreads tighten significantly it could result in reduced net investment income associated with new purchases of fixed maturity securities.
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
We use derivative instruments to fund the annual credits on our fixed index annuities. We purchase derivative instruments, consisting primarily of one-year call options, from a number of counterparties. Our policy is to acquire such options only from counterparties rated "A-"or better by a nationally recognized rating agency and the maximum credit exposure to any single counterparty is subject to concentration limits. In addition, we have entered into credit support agreements which allow us to require posting of collateral by our counterparties to secure their obligations to us under the derivative instruments. If our counterparties fail to honor their obligations under the derivative instruments, our revenues may not be sufficient to fund the annual index credits on our fixed index annuities. Any such failure could harm our financial strength and reduce our profitability.
Liquidity risk
We could have difficulty selling our commercial mortgage loans because they are less liquid than our publicly traded securities. If we require significant amounts of cash on short notice, we may have difficulty selling these loans at attractive prices or in a timely manner, or both.
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
In addition, the carrying value of commercial mortgage loans is negatively impacted by such factors. The carrying value of commercial mortgage loans is stated at outstanding principal less any loan loss allowances recognized. Considerations in determining allowances include, but are not limited to, the following: (i) declining debt service coverage ratios and increasing loan to value ratios; (ii) bankruptcy filings of major tenants or affiliates of the borrower on the property; (iii) catastrophic events at the property; and (iv) other subjective events or factors, including whether the terms of the debt will be restructured. There can be no assurance that management's assessment of loan loss allowances on commercial mortgage loans will not change in future periods, which could lead to investment losses.
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
Our ability to compete depends in part on rates of interest credited to policyholder account balances or the parameters governing the determination of index credits which is driven by our investment performance. We will not be able to accumulate and retain assets under management for our products if our investment results under perform the market or the competition, since such under performance likely would result in asset withdrawals and reduced sales.
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
Our life insurance subsidiaries cede certain policies to other insurance companies through reinsurance agreements. American Equity Life has entered into two coinsurance agreements with EquiTrust covering $1.3 billion of policy benefit reserves at December 31, 2010 and into two funds withheld coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda, covering $1.3 billion of policy benefit reserves at December 31, 2010. Since Athene is an unauthorized reinsurer, the annuity deposits that have been ceded to Athene are held in a trust on a funds withheld basis. The funds withheld are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the funds withheld would ever reach a point where it is less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities to the funds withheld for the amount of any shortfall. Athene has adequate capital reserves and a significant capital commitment from its equity investor. We remain liable with respect to the policy liabilities ceded to EquiTrust and Athene should either fail to meet the obligations assumed by them.
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
We have experienced rapid growth since our formation in December 1995. For the year ended December 31, 2010, our deposits from sales of new annuities were $4.7 billion. We intend to continue to grow by recruiting new independent agents, increasing the productivity of our existing agents, expanding our insurance distribution network, developing new products, expanding into new product lines, and continuing to develop new incentives for our sales agents. Future growth will impose significant added responsibilities on our management, including the need to identify, recruit, maintain and integrate additional employees, including management. There can be no assurance that we will be successful in expanding our business or that our systems, procedures and controls will be adequate to support our operations as they expand. In addition, due to our rapid growth and resulting increased size, it may be necessary to expand the scope of our investing activities to asset classes in which we historically have not invested or have not had significant exposure. If we are unable to adequately manage our investments in these classes, our financial condition or operating results in the future could be less favorable than in the past. Further, we have utilized reinsurance in the past to support our growth. The future availability and cost of reinsurance is uncertain. Our failure to manage growth effectively, or our inability to recruit, maintain and integrate additional qualified employees and independent agents, could have a material adverse effect on our business, financial condition or results of operations. In addition, due to our rapid growth, our historical growth rates are not likely to accurately reflect our future growth rates or our growth potential. We cannot assure you that our future revenues will increase or that we will continue to be profitable.
If we are unable to attract and retain national marketing organizations and independent agents, sales of our products may be reduced.
We distribute our annuity products through a variable cost distribution network which included over 50 national marketing organizations and 37,000 independent agents as of December 31, 2010. We must attract and retain such marketers and agents to sell our products. Insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers and agents primarily on the basis of our financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers and agents also depends upon the long-term relationships we develop with them. If we are unable to attract and retain sufficient marketers and agents to sell our products, our ability to compete and our revenues would suffer.
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
Our life insurance subsidiaries are subject to the NAIC's risk-based capital requirements which are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Our life insurance subsidiaries also may be required, under solvency or guaranty laws of most states in which they do business, to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities for insolvent insurance companies.
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
On July 21, 2010, President Obama signed into law the Dodd-Frank Act which, among other things, imposes a comprehensive new regulatory regime on the over-the-counter ("OTC") derivatives marketplace. The derivatives legislation is set forth in Title VII of the Dodd-Frank Act entitled "Wall Street Transparency and Accountability" (the "Derivatives Title"). With limited exceptions, the provisions of the Derivatives Title become effective on the later of 360 days following enactment and, to the extent a provision requires rulemaking, not less than 60 days after publication of the final rule. Once effective, this legislation will subject swap dealers and "major swap participants" (as defined in the legislation and further clarified by the rulemaking) to substantial supervision and regulation, including capital standards, margin requirements, business conduct standards, recordkeeping and reporting requirements. It also requires central clearing for certain derivatives transactions that the U.S. Commodities Futures Trading Commission ("CFTC") determines must be cleared and are accepted for clearing by a "derivatives clearing organization" (subject to certain exceptions) and provides the CFTC with authority to impose position limits across markets. Many key concepts, processes and issues under the Derivatives Title have been left to the relevant regulators to define and address. Although it is not possible at this time to assess the impact of the Dodd-Frank Act and any future regulations implementing the new legislation, the Dodd-Frank Act and any such regulations may subject us to additional restrictions on our hedging positions which may have an adverse effect on our ability to hedge risks associated with our business, including our fixed index annuity business, or on the cost of our hedging activity.
The Dodd-Frank Act also created a Financial Stability and Oversight Council. The Council may designate by a 2/3 vote whether certain insurance companies and insurance holding companies pose a grave threat to the financial stability of the United States, in which case such companies would become subject to prudential regulation by the Board of Governors of the U.S. Federal Reserve (the "Federal Reserve Board") (including capital requirements, leverage limits, liquidity requirements and examinations). The Federal Reserve Board may limit such company's ability to enter into merger transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. The Dodd-Frank Act also established a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. The director of the Federal Insurance Office will have the ability to recommend that an insurance company or an insurance holding company be subject to heightened prudential standards. The Dodd-Frank Act also provides for the pre-emption of state laws in certain instances involving the regulation of reinsurance and other limited insurance matters. The Dodd-Frank Act requires extensive rule-making and other future regulatory action, which in some cases will take a period of years to implement.
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

Beginning in 2013, distributions from non-qualified annuity policies will be considered "investment income" for purposes of the newly enacted Medicare tax on investment income contained in the Health Care and Education Reconciliation Act of 2010. As a result, in certain circumstances a 3.8% tax (“Medicare Tax”) may be applied to some or all of the taxable portion of distributions from non-qualified annuities to individuals whose income exceeds certain threshold amounts. This new tax may have an adverse effect on our ability to sell non-qualified annuities to individuals whose income exceeds these threshold amounts and could accelerate withdrawals due to additional tax. The constitutionality of the Health Care and Education Reconciliation Act of 2010 is currently the subject of multiple litigation actions initiated by various state attorneys general, and the Act is also the subject of several proposals in the US Congress for amendment and/or repeal. The outcome of such litigation and legislative action as it relates to the 3.8% Medicare tax is unknown at this time.
We face risks relating to litigation, including the costs of such litigation, management distraction and the potential for damage awards, which may adversely impact our business.
We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulatory bodies, such as state insurance departments, the SEC, the Financial Industry Regulatory Authority, Inc. ("FINRA"), the Department of Labor and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974, as amended, and laws governing the activities of broker-dealers. Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in a class action and a purported class action lawsuit alleging improper sales practices. In these lawsuits, the plaintiffs are seeking returns of premiums and other compensatory and punitive damages.
In February 2011, we entered into a settlement with the plaintiffs in the class action lawsuit. Preliminary approval of the settlement was issued by the court on March 1, 2011, and although we anticipate final court approval of the settlement, there can be no assurance of such final approval. The pending purported class action lawsuit is in the pre-litigation and discovery stages. Although we do not believe this lawsuit will have a material adverse effect on our business, financial condition or results of operations, there can be no assurance that such litigation, or any other pending or future litigation, will not have such an effect, whether financially, through distraction of management or otherwise.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We lease commercial office space in one building in West Des Moines, Iowa, for our principal offices under an operating lease that expires on November 21, 2021. We also lease our office in Pell City, Alabama, pursuant to an operating lease that expires on December 31, 2011. We are fully utilizing these facilities and believe both locations to be sufficient to house our operations for the foreseeable future.

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

In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in two lawsuits, one class action and one purported class action, involving allegations of improper sales practices and similar claims as described below. In February 2011, we entered into a settlement with the plaintiffs in the class action lawsuit, which is subject to final court approval and is more fully described below. The pending purported class action lawsuit referred to below is in the pre-litigation and discovery stages and we do not have sufficient information to make an assessment of the plaintiffs' claims for liability or damages. The plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages, which are difficult to quantify and cannot be estimated based on the information currently available. While we are uncertain as to the ultimate outcome of the pending purported class action lawsuit, there can be no assurance that such litigation, or any other pending or future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.

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

The plaintiffs in the SLO Case represent a class of individuals who are California residents age 65 and older and who either purchased their annuity from us through a co-defendant marketing organization or who purchased one of a defined set of particular annuities issued by us. The named plaintiffs in this case are: Chalys M. Stephens and John P. Stephens. Following a mediation conducted on January 21, 2011, we reached a settlement in principal with the plaintiffs. Preliminary approval of the settlement was issued by the court on March 1, 2011, and although we anticipate final court approval of the settlement, there can be no assurance of such final approval. The settlement, if final court approval is received, will provide a total settlement benefit of $36 million to past and present policyholders who are members of the class and, if awarded by the court, will provide for attorneys' fees payable to the plaintiffs' counsel of up to $11 million, litigation expenses in an amount up to $950,000, and incentives of $25,000 payable to each of the two class representatives. The net charge to operations for the settlement (after related reductions in amortization of deferred sales inducements and deferred policy acquisition costs and income taxes) was $27.3 million and is included in our consolidated financial statements for the year ended December 31, 2010.

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

2010	High	Low
First Quarter	$10.99	$6.65
Second Quarter	$11.64	$8.53
Third Quarter	$11.19	$9.19
Fourth Quarter	$13.01	$10.11
2009
First Quarter	$7.40	$2.96
Second Quarter	$8.86	$4.01
Third Quarter	$8.65	$5.24
Fourth Quarter	$8.40	$6.10
As of March 2, 2011, there were approximately 7,700 holders of our common stock. In 2010 and 2009, we paid an annual cash dividend of $0.10 and $0.08, respectively, per share on our common stock. We intend to continue to pay an annual cash dividend on such shares so long as we have sufficient capital and/or future earnings to do so. However, we anticipate retaining most of our future earnings, if any, for use in our operations and the expansion of our business. Any further determination as to dividend policy will be made by our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.
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
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities for the quarter ended December 31, 2010.
We have a Rabbi Trust, the NMO Deferred Compensation Trust, which purchases our common shares to fund the amount of shares earned by our agents and vested under the NMO Deferred Compensation Plan. At December 31, 2010, agents had earned 81,745 shares which had vested but had not yet been purchased and contributed to the Rabbi Trust.
In addition, we have a share repurchase program under which we are authorized to purchase up to 10,000,000 shares of our common stock. As of December 31, 2010 we have repurchased 3,845,296 shares of our common stock under this program. We suspended the repurchase of our common stock under this program in August of 2008.
The maximum number of shares that may yet be purchased under these plans is 6,236,449 at December 31, 2010.

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

	Year ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues
Annuity product charges	$69,075	$63,358	$52,671	$45,828	$39,472
Net investment income	1,036,106	932,172	822,077	719,916	677,638
Change in fair value of derivatives	168,862	216,896	(372,009)	(59,985)	183,783
Net realized gains on investments, excluding other than temporary impairment ("OTTI") losses	23,726	51,279	5,555	501	2,682
Net OTTI losses recognized in operations	(23,867)	(86,771)	(192,648)	(4,383)	(1,337)
Total revenues	1,285,592	1,188,913	337,904	714,500	915,860
Benefits and expenses
Interest sensitive and index product benefits	733,218	347,883	205,131	560,209	404,269
Change in fair value of embedded derivatives	130,950	529,508	(210,753)	(67,902)	151,057
Amortization of deferred sales inducements and policy acquisition costs	192,261	128,008	157,443	68,038	119,716
Interest expense on notes payable and subordinated debentures	37,031	30,672	39,218	43,436	42,632
Interest expense on amounts due under repurchase agreements	—	534	8,207	15,926	32,931
Other operating costs and expenses	114,615	57,255	52,633	48,230	40,418
Total benefits and expenses	1,220,326	1,102,749	260,851	676,356	799,831
Income before income taxes	65,266	86,164	77,053	38,144	116,029
Income tax expense	22,333	17,634	61,106	11,914	41,068
Net income	42,933	68,530	15,947	26,230	74,961
Per Share Data:
Earnings per common share	$0.73	$1.22	$0.30	$0.46	$1.33
Earnings per common share—assuming dilution	0.68	1.18	0.30	0.46	1.26
Dividends declared per common share	0.10	0.08	0.07	0.06	0.05
Non-GAAP Financial Measure (a):
Operating income	$108,947	$101,778	$72,472	$61,532	$69,977
Reconciliation to net income:
Net income	$42,933	$68,530	$15,947	$26,229	$74,961
Net realized gains and net OTTI losses on investments, net of offsets	379	(1,339)	92,524	1,688	(427)
Convertible debt extinguishment, net of income taxes	171	687	(5,702)	—	—
Net effect of derivatives, embedded derivatives and other index annuity, net of offsets	38,167	29,952	(31,038)	33,615	(4,557)
Effect of counterparty default, net of offsets	—	3,948	741	—	—
Litigation settlement, net of offsets	27,297	—	—	—	—
Operating income	$108,947	$101,778	$72,472	$61,532	$69,977
Operating income per common share	$1.86	$1.81	$1.35	$1.08	$1.24
Operating income per common share—assuming dilution	1.70	1.75	1.30	1.05	1.18

	As of and for the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)
Consolidated Balance Sheet Data:
Total investments	$19,816,931	$15,374,110	$12,719,605	$12,610,895	$11,385,464
Total assets	26,426,763	21,312,004	17,081,740	16,384,690	14,979,198
Policy benefit reserves	23,655,807	19,336,221	15,809,539	14,711,780	13,207,931
Notes payable	330,835	316,468	247,750	248,968	243,022
Subordinated debentures	268,435	268,347	268,209	268,330	268,489
Accumulated other comprehensive income (loss) ("AOCI")	81,820	(30,456)	(147,376)	(38,929)	(38,769)
Total stockholders' equity	938,047	754,623	496,844	621,324	607,502
Other Data:
Life subsidiaries' statutory capital and surplus and asset valuation reserve	1,456,679	1,239,651	1,011,682	1,013,845	1,009,192
Life subsidiaries' statutory net gain from operations before income taxes and realized capital gains (losses)	322,133	253,146	129,046	41,473	95,217
Life subsidiaries' statutory net income (loss)	172,865	116,895	(7,073)	17,010	89,875
Book value per share (b)	$16.07	$13.08	$9.46	$11.11	$10.82
Book value per share, excluding AOCI (b)	14.67	13.61	12.27	11.81	11.51
____________________

(a)
In addition to net income, we have consistently utilized operating income, operating income per common share and operating income per common share—assuming dilution, non-GAAP financial measures commonly used in the life insurance industry, as economic measures to evaluate our financial performance. Operating income equals net income adjusted to eliminate the impact of net realized gains on investments including net OTTI losses recognized in operations and related deferred tax asset valuation allowance, (gain) loss on extinguishment of convertible debt, fair value changes in derivatives and embedded derivatives, the Lehman counterparty default on expired call options and the net charge to settle a class action lawsuit. Because these items fluctuate from year to year in a manner unrelated to core operations, we believe measures excluding their impact are useful in analyzing operating trends. We believe the combined presentation and evaluation of operating income together with net income, provides information that may enhance an investor's understanding of our underlying results and profitability.

(b)
Book value per share and book value per share excluding AOCI is calculated as total stockholders' equity and total stockholders' equity excluding AOCI divided by the total number of shares of common stock outstanding. AOCI fluctuates from year to year due to unrealized changes in the fair value of available for sale investments. Shares outstanding include shares held by the NMO Deferred Compensation Trust and exclude unallocated shares held by our employee stock ownership plan—see note 11 to our audited consolidated financial statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our consolidated financial position at December 31, 2010 and 2009, and our consolidated results of operations for the three years in the period ended December 31, 2010, and where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with our audited consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this report.
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
Executive Summary
Since our formation in 1995, we have emphasized industry leading customer service to both our distribution force and our policyholders. We believe this to be a major part of our ability to attract production from our independent agent network as well as a low rate of policy surrenders. Excellent customer service teamed with our ability to design innovative insurance products that provide principal protection and tax deferred growth have continued to result in significant sales of our annuity products year over year. High sales levels has driven us to industry leading growth rates and to cash and investments in excess of $20 billion at December 31, 2010, in only 15 years of operations. We have applied a conservative investment strategy to the annuity deposits we continue to manage which has provided reliable returns on our invested assets. Our profitability has also been driven by maintaining an efficient operation.
In 2010, we issued $200 million principal amount of convertible senior notes. We used the proceeds from issuance of the convertible senior notes to fully repay the $150 million line of credit. Subsequent to the end of 2010, we obtained a new three year $160 million revolving line of credit and have terminated the $150 million line. We have $74.5 million principal amount of convertible notes that holders may require us to redeem in 2011 and at December 31, 2010, the parent company had cash and cash equivalents totaling $62.3 million available to extinguish this debt.
Over the past several years we have steadily grown our invested assets, investment spread and operating income (a non-GAAP financial measurement - see Item 6. Selected Consolidated Financial Data) despite the challenging economic conditions and interest rate environment. Our business model contemplates continued growth in invested assets and operating income while maintaining a high quality investment portfolio that will not experience significant losses from impairments of invested assets. Growth in invested assets is predicated on a continuation of our high sales achievements of the last two years while at the same time maintaining a high level of retention of the funds received. The economic and personal investing environments continue to be conducive for high sales levels as retirees and others look to put their money in instruments that will protect their principal and provide them with consistent cash flow sources in their retirement years. We expect to continue to grow our operating income by maintaining a reliable investment spread of 2.90% or more through effective management of our investment portfolio and the cost of money for our annuity business. We are committed to maintaining a high quality investment portfolio with limited exposure to below investment grade securities and other riskier assets.
Overview
We specialize in the sale of individual annuities (primarily deferred annuities) and, to a lesser extent, we also sell life insurance policies. Under U.S. generally accepted accounting principles ("GAAP"), premium collections for deferred annuities are reported as deposit liabilities instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liabilities for policyholder account balances and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from the account balances of policyholders, net realized gains (losses) on investments and changes in fair value of derivatives. Components of expenses for products accounted for as deposit liabilities are interest sensitive and index product benefits (primarily interest credited to account balances), changes in fair value of embedded derivatives, amortization of deferred sales inducements and deferred policy acquisition costs, other operating costs and expenses, and income taxes.

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Year Ended December 31,
	2010	2009	2008
Average yield on invested assets	6.06%	6.30%	6.20%
Cost of money:
Aggregate	2.91%	3.26%	3.43%
Cost of money for fixed index annuities	2.86%	3.24%	3.43%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.26%	3.26%	3.26%
Multi-year rate guaranteed	3.74%	3.88%	3.88%
Investment spread:
Aggregate	3.15%	3.04%	2.77%
Fixed index annuities	3.20%	3.06%	2.77%
Fixed rate annuities:
Annually adjustable	2.80%	3.04%	2.94%
Multi-year rate guaranteed	2.32%	2.42%	2.32%
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

Results of Operations for the Three Years Ended December 31, 2010
Annuity deposits by product type collected during 2010, 2009 and 2008, were as follows:

	Year Ended December 31,
Product Type	2010	2009	2008
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$2,401,891	$1,535,477	$1,303,871
Fixed strategy	1,551,007	1,849,833	937,227
	3,952,898	3,385,310	2,241,098
Fixed rate annuities:
Single-year rate guaranteed	331,705	113,511	28,930
Multi-year rate guaranteed	384,116	178,737	18,978
	715,821	292,248	47,908
Total before coinsurance ceded	4,668,719	3,677,558	2,289,006
Coinsurance ceded	478,963	749,259	1,310
Net after coinsurance ceded	$4,189,756	$2,928,299	$2,287,696
Annuity deposits before coinsurance ceded increased 27% during 2010 compared to 2009 and 61% during 2009 compared to 2008. We attribute these increases to factors including the highly competitive rates of our products, our continued strong relationships with our national marketing organizations and field force of licensed, independent insurance agents the increased attractiveness of safe money products in volatile markets, lower interest rates on competing products such as bank certificates of deposit and product enhancements including a new generation of guaranteed income withdrawal benefit riders. In addition, we continue to benefit from the actions of several significant competitors who have been less aggressive in marketing their products than in prior periods. The extent to which this trend will be sustained in future periods is uncertain.

As reported in our 2009 filings, we undertook several actions in 2009 to manage our statutory capital position to facilitate growth. These actions included a restructuring of commission payments to agents, an amendment to a reinsurance agreement to expand such agreement to cover certain policy forms that were not in existence when the agreement was executed and the entry into two funds withheld coinsurance agreements to reinsure a portion of our 2009 sales. Under the 2009 coinsurance agreements, we ceded to the reinsurer 20% of annuity deposits received in 2009 and the first quarter of 2010 from our two top selling fixed index annuity products and 80% of the annuity deposits received after June 30, 2009 from a multi-year rate guaranteed fixed annuity product. The agreement to cede 80% of the annuity deposits from the multi-year rate guaranteed fixed annuity product is ongoing. Effective April 1, 2010, we are retaining 100% of our fixed index annuity deposits and are no longer ceding any portion of those annuity deposits to the reinsurer. We believe our existing statutory capital and surplus and the statutory surplus we expect to generate internally through statutory earnings will support a higher level of new business growth than in previous years. However, while we have the capital resources to accept more business than was sold in 2009, our capacity is not unlimited and sales growth must be matched with available resources to maintain desired financial strength ratings from credit rating agencies and in particular, A.M. Best Company. Should sales growth accelerate to levels that cannot be supported by internal capital generation, we would intend to obtain capital from external sources to facilitate such growth. Given the prospects for higher levels of new business in 2011, in February 2011 we entered into a binding letter of intent to complete an additional surplus relief reinsurance transaction on or before March 31, 2011 that will provide an initial pretax statutory surplus benefit of $49.2 million.
Net income decreased 37% to $42.9 million in 2010 and increased 330% to $68.5 million in 2009 from $15.9 million in 2008. Net income for 2008 does not include the impact of applying the FASB guidance for recognition and presentation of other than temporary impairments that was released in April 2009 as discussed below. Net income for 2008 includes the impact of the adoption of fair value measurement accounting standards as discussed below.
Net income has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. Average annuity account values outstanding increased 18% for the year ended December 31, 2010 compared to 2009 and 14% for the year ended December 31, 2009 compared to 2008. Our investment spread measured on a percentage basis was 3.15%, 3.04% and 2.77% for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in investment spread in 2010 resulted from a lower aggregate cost of money on our fixed index annuities, offset in part, by a smaller decline in the yield on invested assets. The lower cost of money for fixed index annuities during 2010 was due to lower costs of options purchased to fund the annual index credits on fixed index annuities and lower rates for the fixed rate strategy in fixed index annuities. The 2010 decrease in the average yield on invested assets was primarily attributable to a lag in reinvestment of proceeds from bonds called for redemption during the year into new assets resulting in high levels of low yielding short-term investments and interest earning cash and cash equivalents. The 2010 decrease in average yield on invested assets was also effected by lower yields on investments purchased in 2010. The increase in investment spread in 2009 resulted from a higher investment yield earned in 2009 on average assets due to higher yields on investments purchased subsequent to 2007 and a lower aggregate cost of money on our fixed index annuities for 2010 and 2009. The lower cost of money for fixed index annuities during 2009 was due to adjustments we made throughout 2007 to caps, participation rates and asset fees to manage the cost of options purchased to fund the annual index credits. The benefit from these adjustments was not fully recognized until the fourth quarter of 2008.
Operating income, a non-GAAP financial measure (see reconciliation to net income in Item 6 - Selected Consolidated Financial Data) increased 7% to $108.9 million in 2010 and increased 40% to $101.8 in 2009 from $72.5 million in 2008.
In addition to net income, we have consistently utilized operating income, a non-GAAP financial measure commonly used in the life insurance industry, as an economic measure to evaluate our financial performance. Operating income equals net income adjusted to eliminate the impact of net realized gains on investments, including net other than temporary impairment ("OTTI") losses recognized in operations and related deferred tax asset valuation allowance, (gain) loss on retirement of debt, fair value changes in derivatives and embedded derivatives, the Lehman counterparty default on expired call options and the cost to settle a class action lawsuit. Because these items fluctuate from year to year in a manner unrelated to core operations, we believe measures excluding their impact are useful in analyzing operating trends. We believe the combined presentation and evaluation of operating income together with net income, provides information that may enhance an investor's understanding of our underlying results and profitability.
Operating income is not a substitute for net income determined in accordance with GAAP. The adjustments made to derive adjusted operating income are important to understanding our overall results from operations and, if evaluated without proper context, operating income possesses material limitations. As an example, we could produce a low level of net income in a given period, despite strong operating performance, if in that period we generate significant net realized losses from our investment portfolio. We could also produce a high level of net income in a given period, despite poor operating performance, if in that period we generate significant net realized gains from our investment portfolio. As an example of another limitation of operating income, it does not include the decrease in cash flows expected to be collected as a result of credit loss OTTI. Therefore, our management and board of directors also separately review net realized investment gains (losses) and analyses of our net investment income, including impacts related to OTTI write-downs, in connection with their review of our investment portfolio. In addition, our management and board of directors examine net income as part of their review of our overall financial results.
Net realized gains on investments and net impairment losses recognized in operations fluctuate from year to year based upon changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other than temporary impairments. We adopted the FASB guidance for recognition and presentation of other than temporary impairments that was released in April 2009 on January 1, 2009, which amended the determination of the amount of other than temporary impairments recognized in the statement of operations resulting in the noncredit portion of other than temporary impairments being recognized in other comprehensive income for debt securities that we do not intend to sell and it is not more likely than not we will be required to sell but also do not expect to recover the entire amortized cost basis of the security. The amounts disclosed in the non-GAAP reconciliation in Item 6-Selected Consolidated Financial Data are net of related reductions in amortization of deferred sales inducements and deferred policy acquisition costs and income taxes. Income tax benefits related to net realized gains on investments and net other than temporary impairment losses recognized in operations were reduced by $34.5 million in 2008 for the establishment of a deferred tax valuation allowance related to the other than temporary impairments and capital loss carryforwards. Net income for 2009 includes a benefit of $11.9 million for the reduction of the deferred tax valuation allowance related to other than temporary impairments and capital loss carryforwards.
Amounts attributable to the fair value accounting for derivatives and embedded derivatives primarily fluctuate from year to year based upon changes in the fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in the interest rates used to discount the embedded derivative liability. The amounts disclosed in the non-GAAP reconciliation in Item 6-Selected Consolidated Financial Data are net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and income taxes. The significant changes in the impact from the item disclosed in the non-GAAP reconciliation in Item 6-Selected Consolidated Financial Data relate primarily to changes in the interest rates used to discount the embedded derivative liabilities. Pursuant to fair value measurements accounting standards adopted prospectively on January 1, 2008, the discount rates are based on risk-free interest rates adjusted for our nonperformance risk. These rates decreased during the years ended December 31, 2010 and 2009 resulting in decreases in net income for those years. Prior to the adoption of the fair value measurements accounting standards, the discount rates used were risk-free interest rates without adjustment for our nonperformance risk. The change to discount rates including our nonperformance risk resulted in a decrease in policy benefit reserves on January 1, 2008 of $150.6 million. The net income impact of this decrease in reserves net of the related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and income taxes was $40.7 million.
See note 13 in our audited consolidated financial statements for further discussion of the litigation settlement.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for living income benefit riders) increased 9% to $69.1 million in 2010 and 20% to $63.4 million in 2009 from $52.7 million in 2008. These increases were principally attributable to increases in the amount of fees assessed for lifetime income benefit riders which were $13.5 million and $4.5 million for the years ended December 31, 2010 and 2009, respectively. Withdrawals from annuity and single premium universal life policies subject to surrender charges were $418.9 million, $432.1 million and $420.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The average surrender charge collected on withdrawals subject to a surrender charge was 13.2%, 13.5% and 12.4% for the year ended December 31, 2010, 2009 and 2008, respectively.
Net investment income increased 11% to $1,036.1 million in 2010 and 13% to $932.2 million in 2009 from $822.1 million in 2008. These increases were principally attributable to the growth in our annuity business and corresponding increases in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 15% to $17.1 billion in 2010 and 12% to $14.8 billion in 2009 compared to $13.2 billion in 2008. The average yield earned on invested assets was 6.06%, 6.30% and 6.20% for 2010, 2009 and 2008, respectively. The decrease in yield earned on average invested assets in 2010 was attributable to a lag in reinvestment of proceeds from bonds called for redemption during 2010 into new assets causing excess liquidity. The 2010 decrease yield on invested assets was also effected by lower yields on investments purchased in 2010. Based on yields received for purchases of fixed maturity securities in 2010, we estimate that approximately $27.9 million in net investment income was foregone during 2010, as a result of the excess liquidity, and the average yield on invested assets would have been 6.23% for 2010 if such income had been earned. The increase in yield earned on average invested assets in 2009 was attributable to higher yields on investments purchased in 2009 and 2008.
Change in fair value of derivatives (principally call options purchased to fund annual index credits on fixed index annuities) is affected by the performance of the indices upon which our options are based and the aggregate cost of options purchased. The components of change in fair value of derivatives are as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$208,881	$(196,000)	$(270,361)
Change in unrealized gain (loss)	(67,078)	415,276	(100,453)
2015 notes hedges	29,595	—	—
Interest rate swaps	(2,536)	(2,380)	(1,195)
	$168,862	$216,896	$(372,009)

The differences between the change in fair value of derivatives between years for call options are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation for options expiring during the years ended December 31, 2010, 2009 and 2008 is as follows:

Year Ended December 31,
	2010	2009	2008
S&P 500 Index
Point-to-point strategy	1.9% - 68.6%	0.0% - 45.1%	0.0% - 2.6%
Monthly average strategy	0.4% - 51.2%	0.0% - 22.9%	0.0% - 6.4%
Monthly point-to-point strategy	0.0% - 23.7%	0.0% - 9.9%	0.0% - 0.0%
Fixed income (bond index) strategies	0.0% - 13.5%	0.0% - 13.8%	0.3% - 7.0%
Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the fixed index annuity policies (caps, participation rates, and asset fees) which allow us to manage the cost of the options purchased to fund the annual index credits. The change in fair value of derivatives is also influenced by the aggregate costs of options purchased. The aggregate cost of options has increased primarily due to an increased amount of fixed index annuities in force. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. Costs for options purchased during the year ended December 31, 2010 and 2009 decreased compared to prior years due to lower volatility in equity markets and adjustments to caps, participation rates, and asset fees.
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
Concurrently with the issuance of the 2015 notes, we entered into hedge transactions (the “2015 notes hedges”) to provide the cash needed to meet our cash obligations in excess of the principal amount of the 2015 notes upon conversion of the 2015 notes. The fair value of the 2015 notes hedges changes based upon changes in the price of our common stock which increased in 2010 subsequent to the date of origination. Similarly, the fair value of the conversion option obligation to the holders of the 2015 notes changes based upon changes in the price of our common stock and the conversion option obligation is accounted for as an embedded derivative liability with changes in fair value reported in the Change in fair value of embedded derivatives. The amount for the change in fair value of the 2015 notes hedges equals the amount for the change in the related embedded derivative liabilities and there is an offsetting expense in the change in fair value of embedded derivatives. See note 9 to our audited consolidated financial statements for a discussion of the 2015 notes hedges.
Net realized gains on investments, excluding OTTI losses include gains and losses on the sale of securities and impairment losses on mortgage loans on real estate which fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investments. The components of net realized gains on investments for the years ended December 31, 2010, 2009 and 2008 are set forth in the table that follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$27,755	$54,401	$5,852
Gross realized losses	(2,575)	(2,162)	(589)
	25,180	52,239	5,263
Equity securities:
Gross realized gains	14,384	5,620	292
Gross realized losses	(71)	(96)	—
	14,313	5,524	292
Other investments:
Impairment losses	(542)	—	—
Mortgage loans on real estate:
Impairment losses	(15,225)	(6,484)	—
	$23,726	$51,279	$5,555
Gross realized gains have increased in 2010 due to tax planning strategies to generate taxable capital gains that will permit deduction of capital losses for income tax purposes. Gross realized losses in 2010 primarily relate to securities that experienced credit events during 2010 resulting in the decision to sell the securities at a loss. See Financial Condition—Investments for additional discussion of impairment losses recognized on mortgage loans on real estate.

Net OTTI losses recognized in operations decreased to $23.9 million in 2010 and decreased to $86.8 million in 2009 from $192.6 million in 2008. See Financial Condition—Investments for additional discussion of write downs of securities for other than temporary impairments.
Gain (loss) on extinguishment of debt includes a $0.3 million loss on an extinguishment of $6.7 million principal amount of our 5.25% convertible senior notes due in December 2024 (the "2024 notes") during the year ended December 31, 2010. The $0.7 million loss on extinguishment of debt in 2009 includes a $3.1 million gain on an exchange of five million shares of our common stock for $37.2 million principal amount of our 2024 notes and a $3.8 million loss on an exchange of $63.6 million principal amount of our 5.25% convertible senior notes due in December 2029 for the same principal amount of the 2024 notes. The fair value of the common stock issued was $31.3 million. The $9.7 million gain on extinguishment of debt in 2008 resulted from the purchase of $78.1 million principal amount of the 2024 notes for $61.4 million in cash, of which $0.4 million was assigned to the reacquisition of the equity component of the 2024 notes.
Interest sensitive and index product benefits increased 111% to $733.2 million in 2010 and 70% to $347.9 million in 2009 from $205.1 million in 2008. The components of interest credited to account balances are summarized as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Index credits on index policies	$454,660	$94,601	$33,337
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	265,539	249,015	171,794
Living income benefit rider	13,019	4,267	—
	$733,218	$347,883	$205,131
The changes in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $438.4 million, $70.6 million and $26.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Proceeds for 2009 and 2008 were adversely affected by the Lehman defaults as discussed above. The increases in interest credited for 2010 and 2009 were due to an increase in the average amount of annuity liabilities outstanding receiving a fixed rate of interest. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 18% to $18.1 billion in 2010 and 14% to $15.4 billion in 2009 from $13.5 billion in 2008.
Amortization of deferred sales inducements increased 50% to $59.9 million in 2010 and 30% to $40.0 million in 2009 from $30.7 million in 2008. The 2010 increase includes the $0.3 million impact of unlocking in 2010 and the 2009 decrease includes the $1.3 million impact of unlocking in 2008. See Critical Accounting Policies - Deferred Acquisition Costs and Deferred Sales Inducements. In general, amortization of deferred sales inducements has been increasing each year due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 95%, 94% and 93% of our total annuity deposits during 2010, 2009 and 2008, respectively. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with the net realized gains on investments and net OTTI losses recognized in operations and, in 2010, amortization associated with the litigation settlement.
Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options) because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceeds ten years. The gross profit adjustments resulting from fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business increased (decreased) amortization by ($39.2) million, ($29.2) million and $13.9 million in 2010, 2009 and 2008, respectively. The gross profit adjustments from net realized gains on investments and net OTTI losses recognized in operations increased (decreased) amortization by $0.5 million, ($6.8) million and ($35.6) million in 2010, 2009 and 2008, respectively. The gross profit adjustments from the litigation settlement decreased amortization in 2010 by $1.3 million. Excluding the amortization amounts attributable to fair value accounting for derivatives and embedded derivatives, realized gains on investments and net OTTI losses recognized in operations, and the litigation settlement, amortization would have been $99.9 million, $76.0 million and $52.4 million for 2010, 2009 and 2008, respectively. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements.
Change in fair value of embedded derivatives was an increase of $131.0 million during 2010 and $529.5 million in 2009 and a decrease of $210.8 million in 2008. The 2010 increase includes $29.6 million for the increase in the fair value of the 2015 notes embedded conversion derivative. As discussed previously, this amount was offset by an increase in the fair value of the 2015 notes hedges. The remainder of the 2010 increase and the 2009 and 2008 changes relate to the fixed index annuity embedded derivatives and resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund these index credits discussed above in change in fair value of derivatives; (ii) changes in discount rates used in estimating our liability for policy growth; (iii) changes in estimates of expected costs of annual call options that will be purchased in the future to fund index credits beyond the next policy anniversary; and (iv) the growth in the host component of the policy liability. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities. The primary reason for the increase in the change in fair value of fixed index annuity embedded derivatives in 2010 was decreases in the discount rates used in estimating our liability for policy growth offset in part by decreases in the expected index credits which correlated with the decrease in the change in fair value of derivatives for 2010 discussed above. The primary reasons for the significant increase in the change in fair value of fixed index annuity embedded derivatives in 2009 were decreases in the discount rates used in estimating our liability for policy growth and increases in the expected index credits which correlated with the increase in the change in fair value of derivatives for 2009 discussed above. The primary reasons for the significant decrease in the change in fair value of fixed index annuity embedded derivatives in 2008 were increases in the discount rates used in estimating our liability for policy growth, a decrease in the expected index credits which correlated with a decrease in the change in fair value of derivatives for 2008 and a decrease in our estimate of the expected future cost of annual call options. The increase in the discount rates to reflect our nonperformance risk upon the adoption of the fair value measurements accounting requirements on January 1, 2008 as discussed previously decreased the fair value of embedded derivatives by $150.6 million and the decrease in the estimate of future option costs decreased the fair value of the embedded derivatives for 2008 by $51.6 million.
Interest expense on notes payable increased 49% to $22.1 million in 2010 and decreased 25% to $14.9 million in 2009 from $19.8 million in 2008. The 2010 increase was primarily due to the December 2009 issuance of an additional $52.2 million of 5.25% convertible senior notes and a higher effective rate of interest on $63.6 million principal amount of 5.25% convertible senior notes that were issued in December 2009 in exchange for the same principal amount of another issue of 5.25% convertible senior notes. The 2010 increase was also due to additional interest associated with the September 2010 issuance of $200 million principal amount of 3.50% convertible senior notes. The decrease in 2009 was primarily attributable to the extinguishment of $78.1 million principal amount of our 2024 notes during 2008 and extinguishment of $37.2 million principal amount of our 2024 notes through the exchange of five million shares of our common stock in the second quarter of 2009. The 2010 increase and 2009 decrease in interest expense on the convertible notes were partially offset by a decrease in 2010 and an increase in 2009 in interest expense on borrowings under our revolving line of credit with banks. The weighted average interest rates were 1.10%, 1.49% and 4.15% and the average borrowings outstanding were $108.5 million, $113.3 million and $35.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Interest expense on notes payable is expected to increase in 2011 due to the September 2010 issuance of the 2015 notes that carry an effective interest rate of 8.9%. See note 9 to our audited consolidated financial statements.
Interest expense on subordinated debentures decreased 6% to $14.9 million in 2010 and 19% to $15.8 million in 2009 from $19.4 million in 2008. These decreases were primarily due to decreases in the weighted average interest rates on the outstanding subordinated debentures which were 5.47%, 5.82% and 7.15% for 2010, 2009 and 2008, respectively. The weighted average interest rates have decreased because $149 million principal amount of the subordinated debentures have a floating rate of interest based upon the three month London Interbank Offered Rate plus an applicable margin. See Financial Condition—Liabilities.
Interest expense on amounts due under repurchase agreements decreased 93% $0.5 million in 2009 and $8.2 million in 2008. There were no amounts outstanding during the year ended December 31, 2010. Weighted average interest rates were 0.35% and 2.28% for 2009 and 2008, respectively, and average borrowings outstanding were $150.7 million and $359.9 million during 2009 and 2008, respectively. Repurchase agreements were not utilized during 2010 due to the high level of calls on investment securities during the year. See Financial Condition—Investments.
Amortization of deferred policy acquisition costs increased 55% to $136.4 million in 2010 and decreased 31% to $88.0 million in 2009 from $126.7 million in 2008. The 2010 increase includes the $1.4 million impact of unlocking in 2010 and the 2009 decrease includes the $14.6 million impact of unlocking in 2008. See Critical Accounting Policies - Deferred Acquisition Costs and Deferred Sales Inducements. In general, amortization of deferred policy acquisition costs has been increasing each year due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized gains on investments and net OTTI losses recognized in operations and, in 2010, the amortization associated with the litigation settlement.
As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The gross profit adjustments resulting from fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business increased (decreased) amortization by ($48.3) million, ($60.6) million and $44.2 million in 2010, 2009 and 2008, respectively. The gross profit adjustments from net realized gains on investments and net OTTI losses recognized in operations decreased amortization by $0.0 million, $12.2 million and $61.6 million in 2010, 2009 and 2008, respectively. The gross profit adjustments from the litigation settlement decreased amortization in 2010 by $4.4 million. Excluding the amortization amounts attributable to fair value accounting for derivatives and embedded derivatives, realized gains on investments and net OTTI losses recognized in operations, and the litigation settlement, amortization would have been $189.1 million, $160.9 million and $144.2 million for 2010, 2009 and 2008, respectively.
Other operating costs and expenses increased 100% to $114.6 million in 2010 and 9% to $57.3 million in 2009 from $52.6 million in 2008. The increase in 2010 was principally attributable to the litigation settlement accrual of $48.0 million, a $6.8 million increase in salaries and benefits and a $2.2 million increase in legal costs. See note 13 in our audited consolidated financial statements for a discussion of the litigation settlement. The increase in salaries and benefits for 2010 was due to an increase in incentive bonuses incurred for employees including the implementation of a short-term incentive plan for senior management and an increase in the number of employees due to growth in our business. The increase in litigation expense during 2010 was related to the defense of a class action lawsuit which we entered into a settlement with the plaintiffs in February 2011. The increase in 2009 was principally attributable to an increase in salaries and benefits of $3.3 million, an increase in risk charges on reinsurance of $3.7 million, and an increase in general overhead of $1.0 million offset by a decrease in legal expense of $3.1 million. The increase in salaries and benefits for 2009 was primarily due to an increase in the number of employees due to the growth in our business. Also, we recorded post employment benefit expense of $1.2 million during the second quarter of 2009 related to a post employment benefit agreement with our Executive Chairman, David J. Noble which was approved by our board of directors on June 4, 2009. The increase in risk charges on reinsurance was due to a reinsurance treaty entered into on December 31, 2008 and the expansion of the in-force business covered under an existing reinsurance treaty during the second quarter of 2009. The increase in general overhead costs was due to the growth in our business from increased sales. The decreases in legal expense were primarily related to a decrease in the cost of defense related to ongoing litigation.
Income tax expense increased 27% to $22.3 million in 2010 and decreased 71% to $17.6 million in 2009 from $61.1 million in 2008. These changes were primarily related to changes in income before income taxes and the impact of changes in the valuation allowance for deferred income tax assets related to capital loss carryforwards and other than temporary impairments on investment securities. The effective tax rates were 34.2%, 20.5% and 79.3% for 2010, 2009 and 2008, respectively. The effective tax rate for 2010 was less than the applicable statutory federal income tax rate of 35% primarily due to state income tax benefits attributable to losses in the non-life subgroup. The effective tax rate for 2009 was less than the applicable statutory federal income tax rate of 35% primarily due to a decrease in the deferred income tax asset valuation allowance established in 2008 for capital loss carryforwards and other than temporary impairments which decreased income tax expense in 2009 by $11.9 million. This decrease was primarily due to current year taxable income from capital gain sources which resulted from the recognition of net realized gains on available for sale fixed maturity and equity securities that were sold as part of a tax planning strategy to generate capital gains to offset capital losses as discussed above. The effective tax rate for 2008 was more than the applicable statutory federal income tax rate of 35% primarily due to the establishment of a valuation allowance for deferred income tax assets related to capital loss carryforwards and other than temporary impairments on investment securities. See note 8 to our consolidated financial statements.

Financial Condition
Investments
Our investment strategy is to maintain a predominantly investment grade fixed income portfolio, provide adequate liquidity to meet our cash obligations to policyholders and others and maximize current income and total investment return through active investment management. Consistent with this strategy, our investments principally consist of fixed maturity securities and mortgage loans on real estate.
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
The composition of our investment portfolio is summarized as follows:

	December 31,
	2010		2009
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$4,388	—%	$3,310	—%
United States Government sponsored agencies	3,750,065	18.9%	5,557,971	36.2%
United States municipalities, states and territories	2,367,003	12.0%	355,634	2.3%
Corporate securities	7,652,850	38.6%	3,933,198	25.6%
Residential mortgage backed securities	2,878,557	14.5%	2,489,101	16.2%
Total fixed maturity securities	16,652,863	84.0%	12,339,214	80.3%
Equity securities	65,961	0.4%	93,086	0.6%
Mortgage loans on real estate	2,598,641	13.1%	2,449,778	15.9%
Derivative instruments	479,786	2.4%	479,272	3.1%
Other investments	19,680	0.1%	12,760	0.1%
	$19,816,931	100.0%	$15,374,110	100.0%
During 2010 and 2009, we received $5.2 billion and $4.2 billion, respectively, in net redemption proceeds related to calls of our callable United States Government sponsored agency securities, of which $1.6 billion and $2.1 billion, respectively, were classified as held for investment. We reinvested the proceeds from these redemptions primarily in United States Government sponsored agencies, corporate securities and United States municipalities, states, and territories classified as available for sale. At December 31, 2010, 36% of our fixed income securities have call features and 1% ($0.1 billion) of those securities were subject to call redemption. Another 21% ($3.4 billion) of our fixed income securities will become subject to call redemption during 2011.
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. Historically, we have had a high percentage of our fixed maturity securities in U.S. Government sponsored agency securities (for the most part Federal Home Loan Mortgage Corporation and Federal National Mortgage Association). While U.S. Government sponsored agency securities are of high credit quality, the call features have resulted in our excess cash position in 2010. These calls resulted from the low interest rate and tight agency spread environment experienced in 2010. Since 2007, when we had almost 80% of our fixed maturity portfolio invested in callable agencies, we have reallocated a significant portion of our fixed maturities from the callable agency securities to other highly rated, long-term securities. The largest portion of our fixed maturity securities are now in investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities. We have also built a portfolio of residential mortgage backed securities ("RMBS") that provide our investment portfolio a source of regular cash flow and higher yielding assets than our agency securities. Additionally, in 2009 we began building a portfolio of taxable bonds issued by municipalities, states and territories of the United States that provide us with attractive yields while consistent with our aversion to credit risk.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	December 31,
	2010		2009
Rating Agency Rating	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Aaa/Aa/A	$11,599,255	69.6%	$8,666,467	70.2%
Baa	3,725,920	22.4%	2,442,897	19.8%
Total investment grade	15,325,175	92.0%	11,109,364	90.0%
Ba	294,200	1.8%	367,427	3.0%
B	69,033	0.4%	358,288	2.9%
Caa and lower	959,437	5.8%	481,389	3.9%
In or near default	5,018	—%	22,746	0.2%
Total below investment grade	1,327,688	8.0%	1,229,850	10.0%
	$16,652,863	100.0%	$12,339,214	100.0%
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
In November 2010, the NAIC membership approved continuation of a process developed in 2009 to assess non-agency RMBS for the 2010 filing year that does not rely on NRSRO ratings. The NAIC retained the services of PIMCO Advisory to model each non-agency RMBS owned by U.S. insurers at year-end 2010 and 2009. PIMCO Advisory has provided 5 prices for each security for life insurance companies to utilize in determining the NAIC designation for each RMBS based on each insurer's statutory book value price. This process is used to determine the level of RBC requirements for non-agency RMBS.
A summary of our fixed maturity securities by NAIC designation is as follows:

	December 31, 2010				December 31, 2009
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percentage of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percentage of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$12,152,552	$12,246,954	$12,262,263	73.6%	$9,495,015	$9,370,647	$9,374,900	76.0%
2	3,892,680	4,012,076	4,012,076	24.1%	2,571,815	2,555,826	2,555,826	20.7%
3	368,680	323,113	348,256	2.1%	409,860	315,948	344,914	2.8%
4	19,820	19,178	19,178	0.1%	24,375	20,799	20,799	0.2%
5	6,089	6,262	6,262	0.1%	21,013	20,749	20,749	0.1%
6	4,273	4,828	4,828	—%	25,685	22,026	22,026	0.2%
	$16,444,094	$16,612,411	$16,652,863	100.0%	$12,547,763	$12,305,995	$12,339,214	100.0%

A summary of our RMBS by collateral type and split by NAIC designation, as well as a separate summary of securities for which we have recognized OTTI and those which we have not yet recognized any OTTI is as follows as of December 31, 2010:

Collateral Type	NAIC Designation	Principal Amount	Amortized Cost	Fair Value
		(Dollars in thousands)
OTTI has not been recognized
Government agency	1	$341,430	$308,917	$307,939
Prime	1	1,661,865	1,573,960	1,634,953
	2	1,500	1,480	1,363
	3	52,677	51,239	45,499
Alt-A	1	55,022	54,512	56,072
	2	5,123	5,216	4,708
		$2,117,617	$1,995,324	$2,050,534
OTTI has been recognized
Prime	1	$135,747	$123,053	$115,519
	2	331,762	304,578	279,488
	3	62,145	58,765	52,738
Alt-A	1	260,021	224,492	212,030
	2	183,992	146,413	125,259
	3	49,314	43,343	40,287
	6	4,709	4,060	2,702
		$1,027,690	$904,704	$828,023
Total by collateral type
Government agency		$341,430	$308,917	$307,939
Prime		2,245,696	2,113,075	2,129,560
Alt-A		558,181	478,036	441,058
		$3,145,307	$2,900,028	$2,878,557
Total by NAIC designation
	1	$2,454,085	$2,284,934	$2,326,513
	2	522,377	457,687	410,818
	3	164,136	153,347	138,524
	6	4,709	4,060	2,702
		$3,145,307	$2,900,028	$2,878,557
The amortized cost and fair value of fixed maturity securities at December 31, 2010, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our residential mortgage backed securities provide for periodic payments throughout their lives and are shown below as a separate line.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$26,033	$26,284	$—	$—
Due after one year through five years	401,008	440,698	—	—
Due after five years through ten years	1,647,988	1,816,850	—	—
Due after ten years through twenty years	2,895,065	2,910,182	—	—
Due after twenty years	7,751,772	7,758,092	822,200	781,748
	12,721,866	12,952,106	822,200	781,748
Residential mortgage backed securities	2,900,028	2,878,557	—	—
	$15,621,894	$15,830,663	$822,200	$781,748

Unrealized Losses
At December 31, 2010 and 2009, the amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2010
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$566	$(18)	$548
United States Government sponsored agencies	1	111,747	(1,646)	110,101
United States municipalities, states and territories	289	1,571,263	(53,384)	1,517,879
Corporate securities:
Finance, insurance and real estate	79	784,844	(44,353)	740,491
Manufacturing, construction and mining	111	1,102,886	(36,226)	1,066,660
Utilities and related sectors	145	987,093	(39,209)	947,884
Wholesale/retail trade	25	169,125	(6,251)	162,874
Services, media and other	18	206,317	(10,801)	195,516
Residential mortgage backed securities	98	1,470,836	(108,421)	1,362,415
	768	$6,404,677	$(300,309)	$6,104,368
Fixed maturity securities, held for investment:
United States Government sponsored agencies	3	$746,414	$(15,309)	$731,105
Corporate security:
Finance, insurance and real estate	1	75,786	(25,143)	50,643
	4	$822,200	$(40,452)	$781,748
Equity securities, available for sale:
Finance, insurance and real estate	8	$32,782	$(1,946)	$30,836
December 31, 2009
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$338	$(6)	$332
United States Government sponsored agencies	27	3,026,593	(118,388)	2,908,205
United States municipalities, states and territories	32	114,232	(2,263)	111,969
Corporate securities:
Finance, insurance and real estate	68	443,859	(50,555)	393,304
Manufacturing, construction and mining	28	178,642	(10,462)	168,180
Utilities and related sectors	36	226,604	(13,156)	213,448
Wholesale/retail trade	17	80,599	(5,423)	75,176
Services, media and other	17	113,308	(5,324)	107,984
Residential mortgage backed securities	109	1,719,481	(306,372)	1,413,109
	336	$5,903,656	$(511,949)	$5,391,707
Fixed maturity securities, held for investment:
United States Government sponsored agencies	4	$365,000	$(5,900)	$359,100
Corporate security:
Finance, insurance and real estate	1	75,649	(28,966)	46,683
	5	$440,649	$(34,866)	$405,783
Equity securities, available for sale:
Finance, insurance and real estate	14	$41,948	$(3,269)	38,679
Unrealized losses decreased $207.4 million from $550.1 million at December 31, 2009 to $342.7 million at December 31, 2010. We decreased unrealized losses by recognizing $23.9 million of credit OTTI losses on debt securities for the year ended December 31, 2010. The remaining decrease in unrealized losses was due to improving market and economic conditions and tightening of credit spreads resulting in higher fair values for many of our fixed maturity securities. The increase in fair value of RMBS is also due to an increased demand in the market for these types of securities.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
December 31, 2010
1	$5,017,596	72.4%	$(186,066)	54.6%
2	1,619,437	23.4%	(102,931)	30.2%
3	269,555	3.9%	(49,764)	14.6%
4	17,278	0.2%	(642)	0.2%
5	—	—%	—	—%
6	2,702	0.1%	(1,358)	0.4%
	$6,926,568	100.0%	$(340,761)	100.0%
December 31, 2009
1	$4,577,573	78.5%	$(295,280)	54.0%
2	904,027	15.5%	(147,214)	26.9%
3	302,630	5.2%	(94,679)	17.3%
4	20,799	0.4%	(3,576)	0.7%
5	14,499	0.2%	(467)	0.1%
6	12,828	0.2%	(5,599)	1.0%
	$5,832,356	100.0%	$(546,815)	100.0%

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 780 and 355 securities, respectively) have been in a continuous unrealized loss position, at December 31, 2010 and 2009:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2010
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$548	$(18)	$—	$—	$548	$(18)
United States Government sponsored agencies	110,101	(1,646)	—	—	110,101	(1,646)
United States municipalities, states and territories	1,510,354	(51,989)	7,525	(1,395)	1,517,879	(53,384)
Corporate securities:
Finance, insurance and real estate	626,363	(31,352)	114,128	(13,001)	740,491	(44,353)
Manufacturing, construction and mining	1,032,170	(33,893)	34,490	(2,333)	1,066,660	(36,226)
Utilities and related sectors	933,727	(34,657)	14,157	(4,552)	947,884	(39,209)
Wholesale/retail trade	153,699	(4,947)	9,175	(1,304)	162,874	(6,251)
Services, media and other	195,516	(10,801)	—	—	195,516	(10,801)
Residential mortgage backed securities	396,083	(14,100)	966,332	(94,321)	1,362,415	(108,421)
	$4,958,561	$(183,403)	$1,145,807	$(116,906)	$6,104,368	$(300,309)
Held for investment:
United States Government sponsored agencies	$731,105	$(15,309)	$—	$—	$731,105	$(15,309)
Corporate security:
Finance, insurance and real estate	—	—	50,643	(25,143)	50,643	(25,143)
	$731,105	$(15,309)	$50,643	$(25,143)	$781,748	$(40,452)
Equity securities, available for sale:
Finance, insurance and real estate	$14,583	$(1,199)	$16,253	$(747)	$30,836	$(1,946)
December 31, 2009
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$332	$(6)	$—	$—	$332	$(6)
United States Government sponsored agencies	2,908,205	(118,388)	—	—	2,908,205	(118,388)
United States municipalities, states and territories	111,969	(2,263)	—	—	111,969	(2,263)
Corporate securities:
Finance, insurance and real estate	154,093	(10,560)	239,211	(39,995)	393,304	(50,555)
Manufacturing, construction and mining	93,922	(2,032)	74,258	(8,430)	168,180	(10,462)
Utilities and related sectors	149,515	(5,046)	63,933	(8,110)	213,448	(13,156)
Wholesale/retail trade	35,629	(623)	39,547	(4,800)	75,176	(5,423)
Services, media and other	46,625	(512)	61,359	(4,812)	107,984	(5,324)
Residential mortgage backed securities	226,567	(22,781)	1,186,542	(283,591)	1,413,109	(306,372)
	$3,726,857	$(162,211)	$1,664,850	$(349,738)	$5,391,707	$(511,949)
Held for investment:
United States Government sponsored agencies	$359,100	$(5,900)	$—	$—	$359,100	$(5,900)
Corporate security:
Finance, insurance and real estate	—	—	46,683	(28,966)	46,683	(28,966)
	$359,100	$(5,900)	$46,683	$(28,966)	$405,783	$(34,866)
Equity securities, available for sale:
Finance, insurance and real estate	$9,802	$(147)	$28,877	$(3,122)	$38,679	$(3,269)

The following is a description of the factors causing the unrealized losses by investment category as of December 31, 2010:
United States municipalities, states and territories:  These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates. These securities carry yields less than those available at December 31, 2010 as the result of rising interest rates in 2010.
Corporate securities:  The unrealized losses in these securities are due partially to the continuation of wider than historic credit spreads in certain sectors of the corporate bond market. While credit spreads have narrowed, several sectors remain at spreads wider than levels prior to the 2008 financial crisis, such as financials and select economic sensitive issuers. As the result of wider spreads, these issues carry yields less than those available in the market as of December 31, 2010.
Residential mortgage backed securities:  At December 31, 2010, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 36 securities with a total amortized cost basis of $478.0 million and a fair value of $441.1 million. Despite recent improvements in the capital markets, the fair values of RMBS continue at prices below amortized cost. RMBS prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.
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
Approximately 85% and 81% of the unrealized losses on fixed maturity securities shown in the above table for December 31, 2010 and 2009, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the fixed maturity securities with unrealized losses are current with respect to the payment of principal and interest.

At December 31, 2010 and 2009, the amortized cost and fair value of fixed maturity securities and equity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher are considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
December 31, 2010
Fixed maturity securities:
Investment grade:
Less than six months	656	$5,805,583	$5,611,000	$(194,583)
Six months or more and less than twelve months	1	7,874	7,848	(26)
Twelve months or greater	34	313,127	292,173	(20,954)
Total investment grade	691	6,126,584	5,911,021	(215,563)
Below investment grade:
Less than six months	5	65,359	61,296	(4,063)
Six months or more and less than twelve months	1	9,562	9,522	(40)
Twelve months or greater	75	1,025,372	904,277	(121,095)
Total below investment grade	81	1,100,293	975,095	(125,198)
Equity securities:
Less than six months	1	3,000	2,995	(5)
Six months or more and less than twelve months	2	12,782	11,588	(1,194)
Twelve months or greater	5	17,000	16,253	(747)
Total equity securities	8	32,782	30,836	(1,946)
	780	$7,259,659	$6,916,952	$(342,707)
December 31, 2009
Fixed maturity securities
Investment grade:
Less than six months	120	$2,516,264	$2,463,732	$(52,532)
Six months or more and less than twelve months	26	1,591,620	1,500,847	(90,773)
Twelve months or greater	95	883,552	777,079	(106,473)
Total investment grade	241	4,991,436	4,741,658	(249,778)
Below investment grade:
Less than six months	3	60,580	57,220	(3,360)
Six months or more and less than twelve months	12	85,605	64,159	(21,446)
Twelve months or greater	85	1,206,684	934,453	(272,231)
Total below investment grade	100	1,352,869	1,055,832	(297,037)
Equity securities:
Less than six months	2	7,291	7,242	(49)
Six months or more and less than twelve months	1	2,658	2,561	(97)
Twelve months or greater	11	32,000	28,877	(3,123)
Total equity securities	14	41,949	38,680	(3,269)
	355	$6,386,254	$5,836,170	$(550,084)

At December 31, 2010 and 2009, the amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade and equity securities that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position greater than 20% were as follows:

	Number of Securities	Amortized Cost	Carrying Value	Gross Unrealized Losses
	(Dollars in thousands)
December 31, 2010
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—
Below investment grade:
Less than six months	2	24,645	19,648	(4,997)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	7	104,129	71,368	(32,761)
Total below investment grade	9	128,774	91,016	(37,758)
	9	$128,774	$91,016	$(37,758)
December 31, 2009
Investment grade:
Less than six months	2	$34,271	$30,198	$(4,073)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	2	11,940	8,601	(3,339)
Total investment grade	4	46,211	38,799	(7,412)
Below investment grade:
Less than six months	13	118,198	101,805	(16,393)
Six months or more and less than twelve months	9	158,359	111,878	(46,481)
Twelve months or greater	27	365,706	252,062	(113,644)
Total below investment grade	49	642,263	465,745	(176,518)
	53	$688,474	$504,544	$(183,930)

The amortized cost and fair value of fixed maturity securities at December 31, 2010 and 2009, by contractual maturity, that were in an unrealized loss position are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our residential mortgage backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
December 31, 2010
Due in one year of less	$—	$—	$—	$—
Due after one year through five years	30,367	29,858	—	—
Due after five years through ten years	257,793	249,838	—	—
Due after ten years through twenty years	1,274,273	1,224,989	—	—
Due after twenty years	3,371,408	3,237,268	822,200	781,748
	4,933,841	4,741,953	822,200	781,748
Residential mortgage backed securities	1,470,836	1,362,415	—	—
	$6,404,677	$6,104,368	$822,200	$781,748
December 31, 2009
Due in one year or less	$12,000	$11,707	$—	$—
Due after one year through five years	82,754	75,462	—	—
Due after five years through ten years	100,597	95,678	—	—
Due after ten years through twenty years	707,824	682,247	365,000	359,100
Due after twenty years	3,281,000	3,113,504	75,649	46,683
	4,184,175	3,978,598	440,649	405,783
Residential mortgage backed securities	1,719,481	1,413,109	—	—
	$5,903,656	$5,391,707	$440,649	$405,783
Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our RMBS as we monitor all of our RMBS on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At December 31, 2010, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Investment grade
Corporate fixed maturity securities:
Finance and insurance	2	6,011	(660)	5,351	38-45	—
Below investment grade
Corporate fixed maturity securities:
Finance	1	4,249	—	4,249	—	—
Retail	1	10,479	(1,304)	9,175	67	—
	4	20,739	(1,964)	18,775

Our analysis of these securities that we have determined are temporarily impaired and their credit performance at December 31, 2010 is as follows:
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
We do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost and, as such, there were no other than temporary impairments on these securities at December 31, 2010.
Other Than Temporary Impairments
We have a policy and process in place to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments. We recognized other than temporary impairments and additional credit losses on a number of securities for which we have previously recognized OTTI as set forth in the following table:

General Description	Number of Securities	Other Than Temporary Impairments	Portion Recognized In Comprehensive Income	Net Impairment Losses Recognized in Operations
	(Dollars in thousands)
Year Ended December 31, 2010
Corporate bonds:
Finance	1	$(822)	$—	$(822)
Retail	1	(1,576)	—	(1,576)
Residential mortgage backed securities	30	(17,146)	(4,323)	(21,469)
	32	$(19,544)	$(4,323)	$(23,867)
Year Ended December 31, 2009
United States Government full faith and credit	1	$(245)	$—	$(245)
Corporate bonds:
Finance	3	(8,388)	(1,521)	(9,909)
Insurance	2	(766)	(421)	(1,187)
Home building	3	(5,242)	(814)	(6,056)
Residential mortgage backed securities	54	(184,590)	136,400	(48,190)
Common & preferred stocks:
Finance	7	(18,292)	—	(18,292)
Insurance	2	(1,492)	—	(1,492)
Real estate	2	(1,400)	—	(1,400)
	74	$(220,415)	$133,644	$(86,771)
Year Ended December 31, 2008
Corporate bonds:
Finance	3	$(13,462)
Insurance	2	(10,662)
Home building	3	(7,009)
Media	1	(5,325)
Residential mortgage backed securities	15	(76,171)
Common & preferred stocks:
Finance	9	(49,763)
Insurance	3	(7,093)
Real estate	14	(23,163)
	50	$(192,648)
The presentation for the year ended December 31, 2008, is prior to the adoption of FASB guidance issued in April 2009 which separates OTTI for debt securities into credit component that is recognized in operations and a non-credit component that is recognized in other comprehensive income.

Several factors led us to believe that full recovery of amortized cost will not be expected. These include, but are not limited to: (i) a significant change in the operating performance of a company; (ii) a material change in the expected contractual obligation of an issuer; (iii) a significant change in ratings as defined by the NRSRO; and (iv) the time frame in which a recovery to amortized cost may occur. We recognized OTTI of $2.4 million on two corporate fixed maturity securities during the year ended December 31, 2010, because we changed from a position of holding these securities until price recovery to intending to sell them prior to price recovery.
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
The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
December 31, 2010
Prime	2005	7.5%	7.5%	11%	11%	45%	45%
	2006	6.5%	7.6%	7%	11%	45%	60%
	2007	5.8%	6.7%	11%	28%	40%	60%
	2008	6.6%	6.6%	5%	5%	50%	50%
Alt-A	2005	6.0%	7.4%	12%	27%	45%	50%
	2006	6.5%	7.3%	30%	36%	50%	60%
	2007	6.5%	7.0%	35%	51%	50%	60%

December 31, 2009
Prime	2005	7.7%	7.7%	7%	7%	50%	50%
	2006	6.5%	9.2%	7%	14%	35%	55%
	2007	5.8%	7.9%	8%	31%	35%	50%
Alt-A	2004	5.8%	5.8%	11%	11%	40%	40%
	2005	5.6%	8.7%	10%	25%	10%	55%
	2006	6.0%	7.3%	16%	31%	40%	60%
	2007	6.2%	7.5%	15%	52%	45%	70%
In making the decisions to write down the securities described above, we considered whether the factors leading to those write downs impacted any other securities held in our portfolio. In cases where we determined that a decline in value was related to an industry-wide concern, we considered the impact of such concern on all securities we held within that industry classification.

Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location, and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts net of allowances for loan loss. At December 31, 2010 and 2009, the largest principal amount outstanding for any single mortgage loan was $10.7 million and $11.2 million, respectively, and the average loan size was $2.4 million for both 2010 and 2009. We have the contractual ability to pursue full personal recourse on 13.3% of the loans and partial personal recourse on 32.5% of the loans, and master leases provide us recourse against the principals of the borrowing entity on 5.6% of the loans. In addition, the average loan to value ratio for the overall portfolio was 54.7% and 56.3% at December 31, 2010 and 2009, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we may obtain a current appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type as follows:

	December 31,
	2010		2009
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$618,250	23.6%	$560,256	22.8%
Middle Atlantic	172,443	6.6%	168,246	6.9%
Mountain	402,965	15.4%	388,940	15.9%
New England	42,695	1.6%	44,541	1.8%
Pacific	247,254	9.5%	216,382	8.8%
South Atlantic	496,606	19.0%	464,077	18.9%
West North Central	419,002	16.0%	410,883	16.7%
West South Central	215,650	8.3%	201,719	8.2%
	$2,614,865	100.0%	$2,455,044	100.0%
Loan loss allowance	(16,224)		(5,266)
	2,598,641		2,449,778
Property type distribution
Office	$683,404	26.1%	$664,701	27.1%
Medical Office	166,930	6.4%	145,390	5.9%
Retail	589,369	22.5%	564,023	23.0%
Industrial/Warehouse	666,908	25.5%	610,279	24.9%
Hotel	151,516	5.8%	155,594	6.3%
Apartment	131,682	5.1%	122,854	5.0%
Mixed use/other	225,056	8.6%	192,203	7.8%
	$2,614,865	100.0%	$2,455,044	100.0%
Loan loss allowance	(16,224)		(5,266)
	2,598,641		2,449,778

In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At December 31, 2010, we had commitments to fund commercial mortgage loans totaling $96.2 million, with fixed interest rates ranging from 5.25% to 6.00%.
During 2010, five mortgage loans were satisfied by taking ownership of the real estate serving as collateral the loans. These loans had an aggregate principal amount outstanding of $11.7 million, for which specific loan loss allowances totaling $4.3 million were established and recognized in 2010. Additional impairment of $0.6 million was recognized on two properties after ownership of the real estate was taken in 2010 as the fair value of each property was revalued by a third party appraiser and the fair value less the estimated costs to sell was lower due to new facts discovered after ownership was obtained.
At December 31, 2010, we have seven mortgage loans that are in the process of being satisfied by taking ownership of the real estate serving as collateral on the loan. These seven loans have a total outstanding principal balance of $24.1 million for which we have recorded specific loan loss allowances totaling $11.1 million in 2010. We also have 23 commercial mortgage loans at December 31, 2010 with a total outstanding principal balance of $68.5 million that have been given "workout" terms which generally allow for interest only payments or the capitalization of interest for a specified period of time. We have recorded a specific loan loss allowance on one of the "workout" loans (principal balance of

$5.7 million) of $1.9 million ($0.9 million in 2010 and $1.0 million in 2009). At December 31, 2010, we have six commercial mortgage loans with a total outstanding principal balance of $20.5 million that were delinquent (60 days or more at the reporting date) in their principal and interest payments and we recorded a specific loan loss allowance on one of these loans (principal balance of $1.3 million) of $0.2 million in 2010. The total outstanding principal balance of these 36 loans is $113.0 million, which represents less than 5% of our total mortgage loan portfolio.
We evaluate our mortgage loan portfolio for the establishment of a loan loss reserve by specific identification of impaired loans and the measurement of an estimated loss for each individual loan identified and an analysis of the mortgage loan portfolio for the need for a general loan allowance for probable losses on all other loans. If we determine that the value of any specific mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or the fair value of the underlying collateral less estimated costs to sell that collateral. The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. Based upon this process and analysis, we established a general loan loss allowance of $3.0 million during the year ended December 31, 2010. No general loan loss allowance was considered necessary at December 31, 2009, and the 2010 activity reflects our ongoing evaluation of historical experience and current market conditions.
Mortgage loans summarized in the following table represent all loans that we are either not currently collecting or those we feel it is probable we will not collect all amounts due according to the contractual terms of the loan agreements (all loans that we have worked with the borrower to alleviate short-term cash flow issues and loans delinquent for 60 days or more at the reporting date).

	December 31,
	2010	2009
	(Dollars in thousands)
Impaired mortgage loans with allowances	$31,027	$15,869
Impaired mortgage loans with no allowance for losses	81,994	70,214
Allowance for probable loan losses	(13,224)	(5,266)
Net carrying value of impaired mortgage loans	$99,797	$80,817
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
The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the consolidated balance sheets are as follows:

	December 31,
	2010	2009
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$479,786	$479,272
Other Assets
2015 notes hedges	66,595	—
	$546,381	$479,272
Liabilities
Policy benefit reserves—annuity products
Fixed index annuities—embedded derivatives	$1,971,383	$1,375,866
Other liabilities
2015 notes embedded conversion derivative	66,595	—
Interest rate swaps	1,976	1,891
	$2,039,954	$1,377,757

The change in fair value of derivatives included in the consolidated statements of operations are as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$141,803	$219,275	$(370,814)
2015 notes hedges	29,595	—	—
Interest rate swaps	(2,536)	(2,379)	(1,195)
	$168,862	$216,896	$(372,009)
Change in fair value of embedded derivatives:
2015 notes embedded derivatives	$29,595	$—	$—
Fixed index annuities	101,355	529,508	(210,753)
	$130,950	$529,508	$(210,753)
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
The notional amount and maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts are as follows:

			December 31,
			2010		2009
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa3	$588,650	$25,704	$796	$—
BNP Paribas	AA	Aa2	786,561	34,772	1,647,627	101,888
Lehman	NR	NR	—	—	1,437	—
Bank of New York	AA-	Aa2	18,082	111	112,193	6,153
Credit Suisse	A+	Aa1	2,462,920	95,910	2,711,027	163,321
Barclays	AA-	Aa3	1,728,218	72,751	258,853	10,082
SunTrust	BBB+	A3	50,540	3,164	427,572	27,735
Wells Fargo (Wachovia)	NR	Aa2	1,745,775	76,250	1,189,234	70,746
J.P. Morgan	AA-	Aa1	2,858,902	133,368	1,648,394	99,347
UBS	A+	Aa3	921,596	37,756	—	—
			$11,161,244	$479,786	$7,997,133	$479,272
As of December 31, 2010 and 2009 we held $381.2 and $346.5 million, respectively, of cash and cash equivalents received from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $108.1 million and $149.6 million at December 31, 2010 and 2009, respectively.

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
Concurrently with the issuance of our 3.5% Convertible Senior Notes due in 2015 (the "2015 notes"), we entered into hedge transactions (the "2015 notes hedges") with various parties whereby we have the option to receive the cash equivalent of the conversion spread on approximately 16.0 million shares of our common stock based upon a strike price of $12.50 per share, subject to certain conversion rate adjustments in the 2015 notes. These options expire on September 15, 2015 and must be settled in cash. The aggregate cost of the 2015 notes hedges was $37.0 million. The 2015 notes hedges are accounted for as derivative assets, and are included in Other assets in our Consolidated Balance Sheets. The estimated fair value of the 2015 notes hedges was $66.6 million as of December 31, 2010.
The conversion option of the 2015 notes (the "2015 notes embedded conversion derivative") is an embedded derivative that requires bifurcation from the 2015 notes and is accounted for as a derivative liability, which is included in Other liabilities in our Consolidated Balance Sheets. The fair value of the 2015 notes embedded conversion derivative at the time of issuance of the 2015 notes was $37.0 million, and was recorded as the original debt discount for purposes of accounting for the debt component of the 2015 notes. This discount will be recognized as interest expense using the effective interest method over the term of the 2015 notes. The estimated fair value of the 2015 notes embedded conversion derivative was $66.6 million as of December 31, 2010.
Liabilities
Our liability for policy benefit reserves increased to $23.7 billion at December 31, 2010 compared to $19.3 billion at December 31, 2009, primarily due to additional annuity sales as discussed above. Substantially all of our annuity products have a surrender charge feature designed to reduce the risk of early withdrawal or surrender of the policies and to compensate us for our costs if policies are withdrawn early. Notwithstanding these policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates and other factors.
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). We had no borrowings under repurchase agreements during 2010. The maximum amount borrowed during 2009 and 2008 was $440.0 million and $641.1 million, respectively. When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $150.7 million and $359.9 million for the years ended December 31, 2009 and 2008, respectively. The weighted average interest rate on amounts due under repurchase agreements was 0.35% and 2.28% for the years ended December 31, 2009 and 2008, respectively.
In December 2004, we issued $260.0 million principal amount of convertible senior notes due December 6, 2024 (the "2024 notes"). The 2024 notes are unsecured and bear interest at a fixed rate of 5.25% per annum. Interest is payable semi-annually in arrears on June 6 and December 6 of each year. In addition to regular interest on the 2024 notes, beginning with the six-month interest period ending June 6, 2012, we will also pay contingent interest under certain conditions at a rate of 0.5% per annum based on the average trading price of the 2024 notes during a specified period.
We extinguished $78.1 million principal amount of the 2024 notes during 2008 at a discount and recognized a gain of $9.7 million. In 2009, we issued five million shares of our common stock with a fair value of $31.3 million in exchange for $37.2 million principal amount of the 2024 notes and recognized a gain of $3.1 million. In 2010, we extinguished $6.7 million principal amount of the outstanding 2024 notes for $6.6 million in cash and recognized a loss of $0.3 million.
In December 2009, we issued $115.8 million principal amount of convertible senior notes due December 6, 2029 (the "2029 notes"). The 2029 notes are unsecured and bear interest at a fixed rate of 5.25% per annum. Interest is payable semi-annually in arrears on June 6 and December 6 of each year. In addition to regular interest on the 2029 notes, beginning with the six-month interest period ending June 6, 2015, we will also pay contingent interest under certain conditions at a rate of 0.5% per annum based on the average trading price of the 2029 notes during a specified period. $52.2 million of these notes were issued for cash. The remaining $63.6 million were issued in exchange for the same amount of the 2024 notes, for which a loss of $3.8 million was recognized.
In September 2010, we issued $200.0 million principal amount of the 2015 notes. The 2015 notes have a stated interest rate of 3.5%, mature on September 15, 2015, and are intended to be settled in cash; however, in certain limited circumstances we have the discretion to settle in shares of our common stock or a combination of cash and shares of our common stock. Contractual interest payable on the 2015 notes began accruing in September 2010 and is payable semi-annually in arrears on March 15 and September 15. We used $150 million of the proceeds to pay off our fully drawn bank line of credit.
The 2024 notes and 2029 notes are convertible at the holders' option prior to the maturity date into cash and shares of our common stock under certain conditions. The conversion price per share of the 2024 notes is $14.03, which represents a conversion rate of 71.3 shares of our common stock per $1,000 in principal amount of notes. The conversion price per share of the 2029 notes is $9.69, which represents a conversion rate of 103.2 shares of our common stock per $1,000 in principal amount of notes. Upon conversion, we will deliver to the holder cash equal to the aggregate principal amount of the notes to be converted and shares of our common stock for the amount by which the conversion value exceeds the aggregate principal amount of the notes to be converted (commonly referred to as "net share settlement"). See note 9 to the audited consolidated financial statements for additional details concerning the conversion features of the notes and the dilutive effect of the notes in our diluted earnings per share calculation.
The initial conversion rate for the 2015 notes is 80 shares of our common stock per $1,000 principal amount of 2015 notes, equivalent to a conversion price of approximately $12.50 per share of our common stock, with the amount due on conversion. Upon conversion, a holder will receive a cash payment equal to the sum of the daily settlement amounts, calculated on a proportionate basis for each day, during a specified observation period following the conversion date.
At December 31, 2010, $74.5 million principal amount of the 2024 notes remains outstanding which we may redeem at any time on or after December 15, 2011. The holders of the 2024 notes may require us to repurchase their notes on December 15, 2011, 2014, and 2019 and for a certain period of time following a change in control. We may redeem the 2029 notes at any time on or after December 15, 2014. The holders of the 2029 notes may require us to repurchase their notes on December 15, 2014, 2019 and 2024 and for a certain period of time following a change in control. The redemption price or the repurchase price shall be payable in cash and equal to 100% of the principal amount of the notes, plus accrued and unpaid interest (including contingent interest and liquidated damages, if any) up to but not including the date of redemption or repurchase.
Our convertible notes are senior unsecured obligations and rank equally in the right of payment with all existing and future senior indebtedness and senior to any existing and future subordinated indebtedness. Our convertible notes effectively rank junior in the right of payment to any existing and future secured indebtedness to the extent of the value of the assets securing such secured indebtedness. Our convertible notes are structurally subordinated to all liabilities of our subsidiaries.
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
Following is a summary of subordinated debt obligations to the trusts at December 31, 2010 and 2009:

	December 31,
	2010	2009	Interest Rate	Due Date
	(Dollars in thousands)
American Equity Capital Trust I	$22,893	$22,953	8%	September 30, 2029
American Equity Capital Trust II	75,932	75,784	5%	June 1, 2047
American Equity Capital Trust III	27,840	27,840	*LIBOR + 3.90%	April 29, 2034
American Equity Capital Trust IV	12,372	12,372	*LIBOR + 4.00%	January 8, 2034
American Equity Capital Trust VII	10,830	10,830	*LIBOR + 3.75%	December 14, 2034
American Equity Capital Trust VIII	20,620	20,620	*LIBOR + 3.75%	December 15, 2034
American Equity Capital Trust IX	15,470	15,470	*LIBOR + 3.65%	June 15, 2035
American Equity Capital Trust X	20,620	20,620	*LIBOR + 3.65%	September 15, 2035
American Equity Capital Trust XI	20,620	20,620	*LIBOR + 3.65%	December 15, 2035
American Equity Capital Trust XII	41,238	41,238	*LIBOR + 3.50%	April 7, 2036
	$268,435	$268,347
*—three month London Interbank Offered Rate
The interest rate for Trust XI was fixed at 8.595% for 5 years until December 15, 2010.
American Equity Capital Trust I issued 865,671 shares of 8% trust preferred securities, of which 2,000 shares are held by one of our subsidiaries, and we issued $26.8 million of our 8% subordinated debentures. During 2010 and 2008, 2,010 and 8,333 shares of these trust preferred securities converted into 7,444 and 30,862 shares of our common stock, respectively. There were no conversions during 2009. The remaining 736,328 shares of these trust preferred securities not held by a subsidiary are convertible into 2,727,084 shares of our common stock.
American Equity Capital Trust II issued 97,000 shares of 5% trust preferred securities, and we issued $100 million of our 5% subordinated debentures. The consideration received by American Equity Capital Trust II in connection with the issue of its trust preferred securities consisted of fixed income trust preferred securities of equal value issued by FBL Financial Group, Inc.
At December 31, 2010, we had a $150 million revolving line of credit with eight banks. The applicable interest rate is floating at LIBOR plus 0.80% or the greater of prime rate or federal funds rate plus 0.50%, as elected by us. As noted above, we used $150 million of the 2015 notes proceeds to pay off the amount drawn on this revolving line of credit. No amount was outstanding at December 31, 2010. The amount outstanding under this revolving line of credit at December 31, 2009 was $150.0 million. Subsequent to December 31, 2010, we terminated the $150 million revolving line of credit agreement and entered into a $160 million revolving line of credit agreement with seven banks. The revolving period of the $160 million facility will be three years. The interest rate will be floating at a rate based on our election that will be equal to the applicable base rate (highest of the rate of interest publicly announced by JPMorgan Chase Bank as its prime rate in effect at its principal office in New York City, the federal funds effective rate from time to time plus 0.50% and the adjusted LIBOR for a one month interest period on such day plus 1.00%) plus the applicable margin or the adjusted LIBOR plus the applicable margin. The applicable margin and commitment fee rate are based on our credit rating and can change throughout the period of the credit facility. Based on our current credit rating the applicable margin is 2.00% and the commitment fee is 0.50% on the unused portion of credit available. Under this agreement, we are required to maintain a minimum risk-based capital ratio at American Equity Life, a maximum ratio of debt to total capital, a minimum cash coverage ratio, and a minimum level of statutory surplus at American Equity Life.
We entered into interest rate swaps to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures and our revolving line of credit. The terms of the interest rate swaps provide that we pay a fixed rate of interest and receive a floating rate of interest. The interest rate swaps are not effective hedges under accounting guidance for derivative instruments and hedging activities. Therefore, we record the interest rate swaps at fair value with the changes in fair value and any net cash payments received or paid included in the change in fair value of derivatives in our consolidated statements of operations.
Details regarding the interest rate swaps are as follows:

					December 31,
	Notional Amount	Receive Rate	Pay Rate		2010	2009
Maturity Date				Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
September 15, 2010	20,000	*LIBOR(a)	5.19%	Bank of America	—	(142)
April 7, 2011	20,000	*LIBOR(a)	5.23%	Bank of America	(99)	(290)
October 15, 2011	15,000	**LIBOR	1.54%	SunTrust	(193)	(144)
October 31, 2011	30,000	**LIBOR	1.51%	SunTrust	(374)	(241)
October 31, 2011	30,000	**LIBOR	1.61%	SunTrust	(405)	(301)
October 31, 2011	75,000	**LIBOR	1.77%	SunTrust	(905)	(773)
					$(1,976)	$(1,891)
*—three month London Interbank Offered Rate
**—one month London Interbank Offered Rate
(a)—subject to a floor of 4.25%

Liquidity and Capital Resources
Liquidity for Insurance Operations
Our insurance subsidiaries' primary sources of cash flow are annuity deposits, investment income, and proceeds from the sale, maturity and calls of investments. The primary uses of funds are investment purchases, payments to policyholders in connection with surrenders and withdrawals, policy acquisition costs and other operating expenses.
Liquidity requirements are met primarily by funds provided from operations. Our life subsidiaries generally receive adequate cash flow from annuity deposits and investment income to meet their obligations. Annuity and life insurance liabilities are generally long-term in nature. However, a primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges, that help limit and discourage early withdrawals. At December 31, 2010, approximately 97% of our annuity liabilities were subject to penalty upon surrender, with a weighted average remaining surrender charge period of 10.3 years and a weighted average surrender charge rate of 15.2%.
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $2.8 billion for the year ended December 31, 2010 compared to $1.7 billion for the year ended December 31, 2009 with the increase primarily attributable to a $1.3 billion increase in net annuity deposits after coinsurance and a $200.7 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans. As reported above under Financial Condition - Investments, during 2010 we experienced a significant amount of calls of United States Government sponsored agency securities. As a result we have had elevated levels of short-term investments and cash and cash equivalents during 2010. We have been reinvesting the proceeds from the called securities in United States Government sponsored agency securities, investment grade corporate fixed maturity securities and United States municipalities, states and territories securities with yields that meet our investment spread objectives. The accelerated pace of these calls may continue in 2011. At December 31, 2010, 36% of our fixed income securities have call features and 1% ($0.1 billion) of those securities were subject to call redemption. Another 21% ($3.4 billion) of our fixed income securities will become subject to call redemption during 2011. If interest rates remain unchanged from December 31, 2010 levels we expect many of the securities callable in 2011 to be called. Our ability to continue to reinvest the proceeds from called securities in assets with acceptable credit quality and yield characteristics similar to the called securities will be dependent on future market conditions.
Liquidity of Parent Company
We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt, including the convertible senior notes and subordinated debentures issued to subsidiary trusts, pay operating expenses and pay dividends to stockholders. Our assets consist primarily of the capital stock and surplus notes of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. These sources provide adequate cash flow to us to meet our current and reasonably foreseeable future obligations and we expect they will be adequate to fund our parent company cash flow requirements in 2011. During 2011, we may redeem and holders may require us to repurchase the $74.5 million principal amount outstanding of the 2024 notes. At December 31, 2010, we have cash and cash equivalents totaling $62.3 million on hand available to extinguish this debt.
The payment of dividends or distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary's state of domicile's insurance department. Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2011, up to $187.5 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $493.6 million of statutory earned surplus at December 31, 2010.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. In addition, we manage the statutory capital and surplus in American Equity Life to maintain American Equity Life's current A.M. Best rating. As of December 31, 2010, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to meet this rating objective. However, this capital may not be sufficient if significant future losses are incurred or A.M. Best modifies its rating criteria and, given the current market conditions, access to additional capital could be limited.
The transfer of funds by American Equity Life is also restricted by a covenant in our revolving line of credit agreement which requires American Equity Life to maintain a minimum risk-based capital ratio of 275%. American Equity Life's risk-based capital ratio was 339% at December 31, 2010.
Statutory accounting practices prescribed or permitted for our life subsidiaries differ in many respects from those governing the preparation of financial statements under GAAP. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. Information as to statutory capital and surplus and statutory net income for our life subsidiaries as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 is included in note 12 to our audited consolidated financial statements.
During the third quarter 2010, we issued $200.0 million principal amount of the 2015 notes. Concurrently with the issuance of the 2015 notes, we entered into hedge transactions (the "2015 notes hedges") with various parties whereby we have the option to receive the cash equivalent of approximately 16.0 million shares of our common stock based upon a strike price of $12.50 per share, subject to certain conversion rate adjustments in the 2015 notes. In separate transactions, we also sold warrants (the "2015 warrants") to two counterparties for the purchase of up to approximately 16.0 million shares of our common stock at a price of $16.00 per share. The 2015 notes, 2015 notes hedges and 2015 warrants produced net cash proceeds of $171.9 million. We used $150.0 million of these proceeds to pay off the amount drawn on our now terminated revolving line of credit.
As discussed above, subsequent to December 31, 2010, we terminated the $150 million line of credit and entered into a $160 million revolving line of credit agreement (see note 9 to our audited consolidated financial statements). The new revolving line of credit terminates on January 28, 2014, and borrowings are available for general corporate purposes of the parent company and its subsidiaries. During 2009, we borrowed $75.0 million under our now terminated revolving line of credit and used the proceeds to make $75.0 million in capital contributions to American Equity Life.
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
On August 20, 2009, we entered into distribution agreements with Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC (“FPK”) and Sandler O’Neill & Partners, L.P. ("Sandler O'Neill") to offer and sell shares of our common stock up to an aggregate offering price of $50 million. On December 3, 2009, Macquarie Capital (USA) Inc. ("Macquarie Capital") assumed all of FPK's rights and obligations under our distribution agreement with FPK. On August 4, 2010, we provided notice to Macquarie Capital and Sandler O'Neill that we were terminating the distribution agreements. During 2009, we sold 132,300 shares of our common stock pursuant to these distribution agreements, resulting in gross proceeds to us of $1.1 million, and we had no sales in 2010.
We have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.
In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2010.

	Payments Due by Period
	Total	Less Than 1 year	1–3 Years	4–5 Years	After 5 Years
	(Dollars in thousands)
Annuity and single premium universal life products (1)	$23,918,065	$1,685,055	$5,329,045	$3,388,376	$13,515,589
Notes payable, including interest payments	446,570	91,486	26,163	328,921	—
Subordinated debentures, including interest payments (2)	680,103	14,147	28,295	28,295	609,366
Operating leases	11,942	1,274	2,285	2,093	6,290
Mortgage loan funding	96,215	96,215	—	—	—
Total	$25,152,895	$1,888,177	$5,385,788	$3,747,685	$14,131,245

(1)
Amounts shown in this table are projected payments through the year 2030 which we are contractually obligated to pay to our annuity policyholders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency, when applicable. These assumptions are based on our historical experience.

(2)	Amount shown is net of equity investments in the capital trusts due to the contractual right of offset upon repayment of the notes.
Inflation
Inflation does not have a significant effect on our consolidated balance sheet. We have minimal investments in property, equipment or inventories. To the extent that interest rates may change to reflect inflation or inflation expectations, there would be an effect on our balance sheet and operations. Lower interest rates and tighter spreads experienced in recent periods have increased the value of our fixed maturity investments. It is likely that rising interest rates and wider spreads would have the opposite effect. It is not possible to calculate the effect such changes in interest rates, if any, have had on our operating results.

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
Level 1 —    Quoted prices are available in active markets for identical financial instruments as of the reporting date. We do not adjust the quoted price for these financial instruments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.
Level 2 —    Quoted prices in active markets for similar financial instruments, quoted prices for identical or similar financial instruments in markets that are not active; and models and other valuation methodologies using inputs other than quoted prices that are observable.
Level 3 —    Models and other valuation methodologies using significant inputs that are unobservable for financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in Level 3 are securities for which no market activity or data exists and for which we used discounted expected future cash flows with our own assumptions about what a market participant would use in determining fair value.
The following table presents the fair value of fixed maturity and equity securities, available for sale, by pricing source and hierarchy level as of December 31, 2010 and 2009, respectively:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
December 31, 2010
Priced via third party pricing services	$122,543	$13,045,622	$—	$13,168,165
Priced via independent broker quotations	—	2,524,103	—	2,524,103
Priced via matrices	—	—	—	—
Priced via other methods	—	201,654	2,702	204,356
	$122,543	$15,771,379	$2,702	$15,896,624
% of Total	0.8%	99.2%	0.0%	100.0%
December 31, 2009
Priced via third party pricing services	$154,035	$610,195	$—	$764,230
Priced via independent broker quotations	2,545	9,945,634	—	9,948,179
Priced via matrices	—	53,647	—	53,647
Priced via other methods	—	13,243	17,918	31,161
	$156,580	$10,622,719	$17,918	$10,797,217
% of Total	1.5%	98.4%	0.2%	100.0%
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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis of inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments during the years ended December 31, 2010 and 2009.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at December 31, 2010 were to increase by100 basis points, our reserves for fixed index annuities would decrease by $131.6 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $81.6 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase our reserves for fixed index annuities by $146.2 million recorded through operations as a increase in the change in fair value of embedded derivatives and increase our combined balance for deferred policy acquisition costs and deferred sales inducements by $91.7 million recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.
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
The impact of unlocking during 2010 was a $0.3 million increase in the amortization of deferred sales inducements and a $1.4 million increase in amortization of deferred policy acquisition costs. The impact of unlocking during 2010 was primarily due to adjustments made to future period assumptions for interest margins, surrenders, lifetime income benefit rider utilization and reinsurance costs. The impact of unlocking during 2008 was a $1.3 million increase in the amortization of deferred sales inducements and a $14.6 million increase in amortization of deferred policy acquisition costs. The impact of unlocking during 2008 was primarily due to actual index credits to policies being lower than what was estimated due to the lack of performance of the indices upon which the index credits are based. There were no changes in our estimated future gross profits in 2009 that resulted in unlocking adjustments to the deferred policy acquisition costs and deferred sales inducements balances.
Estimated future gross profits vary based on a number of sources including investment spread margins, surrender charge income, policy persistency, policy administrative expenses and realized gains and losses on investments including credit related other than temporary impairment losses. Estimated future gross profits are most sensitive to changes in investment spread margins which are the most significant component of gross profits. If estimated gross profits for all future years on business in force at December 31, 2010 were to increase by 10%, our combined balance for deferred policy acquisition costs and deferred sales inducements at December 31, 2010 would increase by $61.4 million recorded through operations as a decrease to amortization of deferred policy acquisition costs and deferred sales inducements. Correspondingly, a 10% decrease in estimated gross profits for all future years would result in a $69.2 million decrease in the combined December 31, 2010 balances recorded through operations as an increase to amortization of deferred policy acquisition costs and deferred sales inducements.
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
New Accounting Pronouncements
In January 2010, the FASB issued an accounting standards update that expands the disclosure requirements related to fair value measurements. A reporting entity is now required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurement categories and describe the reasons for the transfers. Additionally, a reporting entity will be required to present on a gross basis rather than as one net number information about the purchases, sales, issuances and settlements of financial instruments that are categorized as Level 3 for fair value measurements. Clarification on existing disclosure requirements is also provided in this update relating to the level of disaggregation of information as to determining appropriate classes of assets and liabilities as well as disclosure requirements regarding valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This standard was effective for us on January 1, 2010. The disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements will become effective for fiscal years beginning after December 15, 2010.
In July 2010, the FASB issued an accounting standards update that expands disclosures and provide users more transparency about allowances for credit losses and the credit quality of the financing receivables of an entity. This guidance requires additional disclosures about an entity's financing receivables, such as credit quality indicators, aging of past due financing receivables, and significant purchases and sales of financing receivables. In addition, disclosures must be disaggregated by portfolio segment or class based on how an entity develops its allowance for credit losses and how it manages its credit exposure. Most of the disclosure requirements were effective for the fourth quarter of 2010 with certain additional disclosures required for the first quarter of 2011.

In October 2010, as a result of a consensus of the FASB Emerging Issues Task Force, the FASB issued an accounting standards update that modifies the definition of the types of costs incurred that can be capitalized in the acquisition of new and renewal insurance contracts. This guidance defines the costs that qualify for deferral as incremental direct costs that result directly from and are essential to successful contract transactions and would not have been incurred by the insurance entity had the contract transactions not occurred. In addition, it lists certain costs as deferrable as those that are directly related to underwriting, policy issuance and processing, medical and inspection, and sales force contract selling as deferrable, as well as the portion of an employee's total compensation related directly to time spent performing those activities for actual acquired contracts and other costs related directly to those activities that would not have been incurred if the contract had not been acquired. This amendment to current GAAP should be applied prospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with retrospective application permitted. We are currently evaluating the impact of the guidance on our consolidated financial statements. See note 6 to our audited consolidated financial statements for the policy issue costs that could be subject to non-deferral.

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

Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities issued by Trust III, IV, VII, VIII, IX, X, XI (beginning on December 31, 2010) and XII bear interest at the three month LIBOR plus 3.50%-4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at December 31, 2010, of which $40 million had been swapped to fixed rates (see note 10 to our audited consolidated financial statements). In 2009, we swapped the floating interest rate to fixed rates of $150.0 million of the borrowings outstanding on our now terminated revolving line of credit (see note 9 to our audited consolidated financial statements). These swaps remain outstanding and expire in 2011. The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for fixed index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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
If interest rates were to increase 10% (43 basis points) from levels at December 31, 2010, we estimate that the fair value of our fixed maturity securities would decrease by approximately $633.6 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $162.4 million in the accumulated other comprehensive income and a decrease to stockholders' equity. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition—Liquidity for Insurance Operations for a further discussion of the liquidity risk.
At December 31, 2010, 36% of our fixed income securities have call features and 1% ($0.1 billion) were subject to call redemption. Another 21% ($3.4 billion) will become subject to call redemption through December 31, 2011. During the years ended December 31, 2010 and 2009, we received $5.2 billion and $4.2 billion, respectively, in net redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on our annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for fixed index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At December 31, 2010, approximately 99% of our annuity liabilities are subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.
With respect to our fixed index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products. For the years ended December 31, 2010, 2009 and 2008, the annual index credits to policyholders on their anniversaries were $454.7 million, $94.6 million and $33.3 million, respectively. Proceeds received at expiration or gains recognized upon early termination of these options related to such credits were $438.4 million, $70.6 million and $26.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The difference between proceeds received at expiration or gains recognized upon early termination of these options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us. Proceeds for 2009 and 2008 were adversely affected by $12.0 million and $2.1 million, respectively, in proceeds not received from affiliates of Lehman Brothers which declared bankruptcy in the third quarter of 2008.
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
In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2010 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has determined that we maintained effective internal control over financial reporting as of December 31, 2010.
The Company's independent registered public accounting firm, KPMG LLP, issued an attestation report on the effectiveness of management's internal control over financial reporting. This report appears on page F-2.

(c)	Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2010 which has not been previously reported.

PART III
The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 9, 2011 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2010.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of March, 2011.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
By:	/s/ WENDY C. WAUGAMAN
Wendy C. Waugaman, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date

/s/ WENDY C. WAUGAMAN	Chief Executive Officer, President and Director (Principal Executive Officer)	March 9, 2011
Wendy C. Waugaman
/s/ JOHN M. MATOVINA	Vice Chairman, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	March 9, 2011
John M. Matovina
/s/ TED M. JOHNSON	Vice President—Controller (Principal Accounting Officer)	March 9, 2011
Ted M. Johnson
/s/ D.J. NOBLE	Executive Chairman and Director	March 9, 2011
D.J. Noble
/s/ JOYCE A. CHAPMAN	Director	March 9, 2011
Joyce A. Chapman
/s/ ALEXANDER M. CLARK	Director	March 9, 2011
Alexander M. Clark
/s/ JAMES M. GERLACH	Director	March 9, 2011
James M. Gerlach
/s/ ROBERT L. HILTON	Director	March 9, 2011
Robert L. Hilton
/s/ ROBERT L. HOWE	Director	March 9, 2011
Robert L. Howe
/s/ DAVID S. MULCAHY	Director	March 9, 2011
David S. Mulcahy
/s/ GERARD D. NEUGENT	Director	March 9, 2011
Gerard D. Neugent
/s/ DEBRA J. RICHARDSON	Director	March 9, 2011
Debra J. Richardson
/s/ A.J. STRICKLAND, III	Director	March 9, 2011
A.J. Strickland, III
/s/ HARLEY A. WHITFIELD	Director	March 9, 2011
Harley A. Whitfield

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Equity Investment Life Holding Company
We have audited the accompanying consolidated balance sheets of American Equity Investment Life Holding Company and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules listed in the Index on page F-1. We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2009, the Company changed its method of accounting for other-than-temporary impairments of debt securities due to the adoption of Financial Accounting Standards Board Accounting Standards Codification (ASC) 320, and the Company changed its method of accounting for convertible debt instruments due to the retrospective adoption of ASC 470.

/s/ KPMG LLP
Des Moines, Iowa
March 9, 2011

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2010	2009
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2010 - $15,621,894; 2009 - $10,912,680)	$15,830,663	$10,704,131
Held for investment, at amortized cost (fair value: 2010 - $781,748; 2009 - $1,601,864)	822,200	1,635,083
Equity securities, available for sale, at fair value (cost: 2010 - $61,185; 2009 - $82,930)	65,961	93,086
Mortgage loans on real estate	2,598,641	2,449,778
Derivative instruments	479,786	479,272
Other investments	19,680	12,760
Total investments	19,816,931	15,374,110
Cash and cash equivalents	597,766	528,002
Coinsurance deposits	2,613,191	2,237,740
Accrued investment income	167,645	113,658
Deferred policy acquisition costs	1,747,760	1,625,785
Deferred sales inducements	1,227,328	1,011,449
Deferred income taxes	143,253	85,661
Income taxes recoverable	6,134	103,684
Other assets	106,755	231,915
Total assets	$26,426,763	$21,312,004

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves:
Traditional life and accident and health insurance products	$190,997	$140,351
Annuity products	23,464,810	19,195,870
Other policy funds and contract claims	222,860	119,403
Notes payable	330,835	316,468
Subordinated debentures	268,435	268,347
Other liabilities	1,010,779	516,942
Total liabilities	25,488,716	20,557,381
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized, 2010 and 2009 - no shares issued and outstanding	—	—
Common stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding: 2010 - 56,968,446 shares (excluding 5,874,392 treasury shares); 2009 - 56,203,159 shares (excluding 5,936,696 treasury shares)	56,968	56,203
Additional paid-in capital	454,454	422,225
Unallocated common stock held by ESOP; 2010 - 447,048 shares; 2009 - 527,272 shares	(4,815)	(5,679)
Accumulated other comprehensive income (loss)	81,820	(30,456)
Retained earnings	349,620	312,330
Total stockholders' equity	938,047	754,623
Total liabilities and stockholders' equity	$26,426,763	$21,312,004
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Traditional life and accident and health insurance premiums	$11,982	$12,654	$12,512
Annuity product charges	69,075	63,358	52,671
Net investment income	1,036,106	932,172	822,077
Change in fair value of derivatives	168,862	216,896	(372,009)
Net realized gains on investments, excluding other than temporary impairment ("OTTI") losses	23,726	51,279	5,555
OTTI losses on investments:
Total OTTI losses	(19,544)	(220,415)	(192,648)
Portion of OTTI losses recognized in (from) other comprehensive income	(4,323)	133,644	—
Net OTTI losses recognized in operations	(23,867)	(86,771)	(192,648)
Gain (loss) on extinguishment of debt	(292)	(675)	9,746
Total revenues	1,285,592	1,188,913	337,904
Benefits and expenses:
Insurance policy benefits and change in future policy benefits	8,251	8,889	8,972
Interest sensitive and index product benefits	733,218	347,883	205,131
Amortization of deferred sales inducements	59,873	39,999	30,705
Change in fair value of embedded derivatives	130,950	529,508	(210,753)
Interest expense on notes payable	22,125	14,853	19,773
Interest expense on subordinated debentures	14,906	15,819	19,445
Interest expense on amounts due under repurchase agreements	—	534	8,207
Amortization of deferred policy acquisition costs	136,388	88,009	126,738
Other operating costs and expenses	114,615	57,255	52,633
Total benefits and expenses	1,220,326	1,102,749	260,851
Income before income taxes	65,266	86,164	77,053
Income tax expense	22,333	17,634	61,106
Net income	$42,933	$68,530	$15,947

Earnings per common share	$0.73	$1.22	$0.30
Earnings per common share - assuming dilution	$0.68	$1.18	$0.30
Weighted average common shares outstanding (in thousands):
Earnings per common share	58,507	56,138	53,750
Earnings per common share - assuming dilution	64,580	58,915	56,622
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2007	$53,556	$402,879	$(6,781)	$(38,929)	$210,599	$621,324
Other comprehensive loss:
Net income for the year	—	—	—	—	15,947	15,947
Change in net unrealized investment gains/losses	—	—	—	(108,447)	—	(108,447)
Other comprehensive loss						(92,500)
Conversion of $250 of subordinated debentures	31	182	—	—	—	213
Acquisition of 3,737,238 shares of common stock	(3,738)	(28,886)	—	—	—	(32,624)
Allocation of 41,253 shares of common stock by ESOP, including excess income tax benefits	—	(68)	445	—	—	377
Share-based compensation, including excess income tax benefits	—	3,471	—	—	—	3,471
Issuance of 889,728 shares of common stock under compensation plans, including excess income tax benefits	890	(574)	—	—	—	316
Acquisition of convertible debt	—	(222)	—	—	—	(222)
Dividends on common stock ($0.07 per share)	—	—	—	—	(3,511)	(3,511)
Balance at December 31, 2008	50,739	376,782	(6,336)	(147,376)	223,035	496,844
Cumulative effect of noncredit OTTI, net	—	—	—	(20,094)	25,240	5,146
Other comprehensive income:
Net income for the year	—	—	—	—	68,530	68,530
Change in net unrealized investment gains/losses	—	—	—	223,882	—	223,882
Noncredit component of OTTI losses, available for sale securities, net	—	—	—	(86,868)	—	(86,868)
Other comprehensive income						205,544
Issuance of treasury stock	5	50	—	—	(18)	37
Acquisition of 12,362 shares of common stock	(12)	(40)	—	—	—	(52)
Allocation of 61,040 shares of common stock by ESOP, including excess income tax benefits	—	(168)	657	—	—	489
Share-based compensation, including excess income tax benefits	—	4,261	—	—	—	4,261
Issuance of 5,000,000 shares of common stock in exchange for notes payable	5,000	26,226	—	—	—	31,226
Issuance of convertible debt	—	15,162	—	—	—	15,162
Issuance of 132,300 shares of common stock	132	292	—	—	—	424
Issuance of 339,015 shares of common stock under compensation plans, including excess income tax benefits	339	(340)	—	—	—	(1)
Dividends on common stock ($0.08 per share)	—	—	—	—	(4,457)	(4,457)
Balance at December 31, 2009	56,203	422,225	(5,679)	(30,456)	312,330	754,623

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Other comprehensive income:
Net income for the year	—	—	—	—	42,933	42,933
Change in net unrealized investment gains/losses	—	—	—	111,097	—	111,097
Noncredit component of OTTI losses, available for sale securities, net	—	—	—	1,179	—	1,179
Other comprehensive income						155,209
Conversion of $60 of subordinated debtentures	7	49	—	—	—	56
Acquisition of 104,661 shares of common stock	(105)	(1,119)	—	—	—	(1,224)
Allocation of 80,224 shares of common stock by ESOP, including excess income tax benefits	—	(23)	864	—	—	841
Share-based compensation, including excess income tax benefits	—	12,239	—	—	—	12,239
Issuance of 862,504 shares of common stock under compensation plans, including excess income tax benefits	863	5,483	—	—	—	6,346
Issuance of warrants	—	15,600	—	—	—	15,600
Dividends on common stock ($0.10 per share)	—	—	—	—	(5,643)	(5,643)
Balance at December 31, 2010	$56,968	$454,454	$(4,815)	$81,820	$349,620	$938,047
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities
Net income	$42,933	$68,530	$15,947
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	733,218	347,883	205,131
Amortization of deferred sales inducements	59,873	39,999	30,705
Annuity product charges	(69,075)	(63,358)	(52,671)
Change in fair value of embedded derivatives	130,950	529,508	(210,753)
Increase in traditional life and accident and health insurance reserves	43,921	9,960	6,031
Policy acquisition costs deferred	(402,607)	(305,477)	(266,864)
Amortization of deferred policy acquisition costs	136,388	88,009	126,738
Provision for depreciation and other amortization	11,580	5,904	6,806
Amortization of discounts and premiums on investments	(240,532)	(212,498)	(260,412)
Loss (gain) on extinguishment of debt	292	675	(9,746)
Realized losses (gains) on investments	141	35,492	187,093
Change in fair value of derivatives	(141,719)	(219,154)	371,116
Deferred income taxes	(118,048)	(56,150)	45,075
Share-based compensation	11,993	4,630	3,291
Change in accrued investment income	(53,987)	(21,902)	(14,408)
Change in income taxes recoverable/payable	97,550	(117,817)	39,123
Change in other assets	(26,516)	(10,877)	500
Change in other policy funds and contract claims	103,457	8,198	(8,981)
Change in collateral held for derivatives	35,075	346,118	—
Change in other liabilities	64,776	40,637	9,761
Other	812	(1,759)	(242)
Net cash provided by operating activities	420,475	516,551	223,240
Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities—available for sale	4,568,499	2,975,790	1,486,554
Fixed maturity securities—held for investment	1,585,267	2,057,023	1,984,167
Equity securities, available for sale	46,187	22,727	13,528
Mortgage loans on real estate	145,754	109,969	126,181
Derivative instruments	492,058	79,341	30,263
Short-term investments	600,000	—	—
Acquisitions of investments:
Fixed maturity securities—available for sale	(8,544,788)	(6,742,292)	(3,632,326)
Fixed maturity securities—held for investment	(745,207)	—	—
Equity securities, available for sale	(10,125)	(6,674)	(102,882)
Mortgage loans on real estate	(317,250)	(249,162)	(502,111)
Derivative instruments	(331,263)	(257,435)	(292,211)
Short-term investments	(599,746)	—	—
Other investments	(456)	(46)	(19)
Purchases of property, furniture and equipment	(5,318)	(2,971)	(341)
Net cash used in investing activities	(3,116,388)	(2,013,730)	(889,197)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$4,668,719	$3,677,558	$2,289,006
Coinsurance deposits	(267,638)	(555,500)	183,215
Return of annuity policyholder account balances	(1,637,062)	(1,418,797)	(1,346,473)
Financing fees incurred and deferred	(6,800)	(2,751)	—
Proceeds from notes payable	200,000	127,225	70,000
Repayments of notes payable	(156,641)	(4,110)	(65,479)
Purchase of 2015 notes hedges	(37,000)	—	—
Decrease in amounts due under repurchase agreements	—	—	(257,225)
Acquisition of common stock	(1,224)	(34)	(27,065)
Excess tax benefits realized from share-based compensation plans	480	93	313
Proceeds from issuance of common stock	6,124	1,061	219
Proceeds from issuance of warrants	15,600	—	—
Equity issue costs incurred	—	(1,364)	—
Change in checks in excess of cash balance	(13,238)	(8,605)	18,931
Dividends paid	(5,643)	(4,457)	(3,511)
Net cash provided by financing activities	2,765,677	1,810,319	861,931
Increase in cash and cash equivalents	69,764	313,140	195,974
Cash and cash equivalents at beginning of year	528,002	214,862	18,888
Cash and cash equivalents at end of year	$597,766	$528,002	$214,862
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$25,802	$19,669	$41,636
Income taxes	143,748	191,878	—
Income tax refunds received	101,395	—	—
Non-cash operating activity:
Deferral of sales inducements	370,714	292,791	193,481
Non-cash investing activity:
Real estate acquired in satisfaction of mortgage loans	7,408	12,268	—
Non-cash financing activities:
Conversion of subordinated debentures	60	—	213
Stock acquired in satisfaction of obligations	—	—	5,559
Stock issued in retirement of debt	—	31,250	—
Retirement of debt through debt exchange	—	63,614	—
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Significant Accounting Policies
Nature of Operations
American Equity Investment Life Holding Company ("we", "us" or "our"), through its wholly-owned subsidiaries, American Equity Investment Life Insurance Company ("American Equity Life"), American Equity Investment Life Insurance Company of New York and Eagle Life Insurance Company ("Eagle Life"), is licensed to sell insurance products in 50 states and the District of Columbia at December 31, 2010. We operate solely in the insurance business.
We primarily market fixed index and fixed rate annuities and to a lesser extent, life insurance. In connection with our reinsured group life business, we also collect renewal premiums on certain accident and health insurance policies. Premiums and annuity deposits (net of coinsurance), which are not included as revenues in the accompanying consolidated statements of operations, collected in 2010, 2009 and 2008, by product type were as follows:

	Year Ended December 31,
Product Type	2010	2009	2008
	(Dollars in thousands)
Fixed Index Annuities:
Index Strategies	$2,312,720	$1,252,294	$1,303,343
Fixed Strategy	1,472,576	1,495,017	936,847
	3,785,296	2,747,311	2,240,190
Fixed Rate Annuities	404,460	180,986	47,506
Life Insurance	11,707	12,355	12,323
Accident and Health	275	299	189
	$4,201,738	$2,940,951	$2,300,208
One national marketing organization through which we market our products accounted for more than 10% of the annuity deposits and insurance premium collections during 2010, 2009 and 2008, representing 17%, 10% and 12% of the annuity deposits and insurance premiums collected, respectively.
Consolidation and Basis of Presentation
The consolidated financial statements include our accounts and our wholly-owned subsidiaries: American Equity Life, American Equity Investment Life Insurance Company of New York, Eagle Life, AERL, L.C., American Equity Capital, Inc., American Equity Investment Properties, L.C., American Equity Advisors, Inc. and American Equity Investment Service Company. All significant intercompany accounts and transactions have been eliminated.
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
Investments
Fixed maturity securities (bonds and redeemable preferred stocks maturing more than one year after issuance) that may be sold prior to maturity are classified as available for sale. Available for sale securities are reported at fair value and unrealized gains and losses, if any, on these securities are included directly in a separate component of stockholders' equity, net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements. Fair values, as reported herein, of fixed maturity and equity securities are based on quoted market prices in active markets when available, or for those fixed maturity securities not actively traded, yield data and other factors relating to instruments or securities with similar characteristics are used. See note 2 for more information on assumptions and valuation models used in the determination of fair value. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities' expected lives. Amortization/accrual of premiums and discounts on residential mortgage backed securities incorporate prepayment assumptions to estimate the securities' expected lives. Interest income is recognized as earned.
Fixed maturity securities that we have the positive intent and ability to hold to maturity are classified as held for investment. Such securities

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The carrying amounts of our impaired investments in fixed maturity and equity securities are adjusted for declines in value that are other than temporary. Other than temporary impairment losses are reported as a component of revenues in the consolidated statements of operations, which presents the amount of non credit impairment losses for certain fixed maturity securities that is reported in Accumulated Other Comprehensive Income (Loss). See note 3 for further discussion of other than temporary impairment losses.
Deterioration in credit quality of the companies or assets backing our investment securities, deterioration in the condition of the financial services industry, imbalances in liquidity recurring in the marketplace or declines in real estate values may further affect the fair value of these investment securities and increase the potential that certain unrealized losses be recognized as other than temporary impairments in the future.
Mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts. Interest income is recorded when earned; however, interest ceases to accrue for loans on which interest is more than 60 days past due and/or when the collection of interest is not considered probable. We evaluate the mortgage loan portfolio for the establishment of a loan loss reserve by specific identification of impaired loans and the measurement of an estimated loss for each impaired loan identified and an analysis of the mortgage loan portfolio for the need of a general loan allowance for probable losses on all loans. If we determine that the value of any specific mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's contractual interest rate, or the fair value of the underlying collateral, less costs to sell. The amount of the general loan allowance, if any, is based upon our evaluation of the probability of collection, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. The carrying value of impaired loans is reduced by the establishment of a valuation allowance, changes to which are recognized as realized gains or losses on investments. Interest income on impaired loans is recorded on a cash basis.
Real estate owned is reported at cost less accumulated depreciation. Cost is determined at the time ownership is acquired in satisfaction of mortgage loans and is the lower of the carrying value of the mortgage loan or fair value of the real estate less its estimated cost to sell. Building and improvements are depreciated using the straight-line method over their estimated useful lives. Impairment losses on real estate owned are recognized when there are indicators of impairment present and the expected future undiscounted cash flows are not sufficient to recover the real estate's carrying value. Any impairment losses are reported as realized losses and are part of net income.
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
For annuity products, these capitalized costs are being amortized generally in proportion to expected gross profits from investment spreads, including the cost of hedging the fixed indexed annuity obligations, and, to a lesser extent, from surrender charges and mortality and expense margins. That amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits/margins

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(including the impact of net realized gains on investments and net OTTI losses recognized in operations) to be realized from a group of products are revised. Deferred policy acquisition costs and deferred sales inducements are also adjusted for the change in amortization that would have occurred if available for sale fixed maturity securities and equity securities had been sold at their aggregate fair value at the end of the reporting period and the proceeds reinvested at current yields. The impact of this adjustment is included in accumulated other comprehensive loss within consolidated stockholders' equity, net of applicable taxes.
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
Future Policy Benefit Reserves
Future policy benefit reserves for fixed index annuities with returns linked to the performance of a specified market index are equal to the sum of the fair value of the embedded derivatives and the host (or guaranteed) component of the contracts. The host value is established at inception of the contract and accreted over the policy's life at a constant rate of interest. Future policy benefit reserves for fixed index annuities earning a fixed rate of interest and other deferred annuity products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. For the years ended December 31, 2010, 2009 and 2008, interest crediting rates for these products ranged from 2.50%to 5.25%. These rates include first-year interest bonuses capitalized as deferred sales inducements.
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
Certain group policies include provisions for annual experience refunds of premiums equal to net premiums received less a 16% administrative fee and less claims incurred. Such amounts (2010—$1.1 million; 2009—$0.6 million; and 2008—$0.2 million) are reported as a reduction of traditional life and accident and health insurance premiums in the consolidated statements of operations.
Deferred Income Taxes
Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. Deferred income tax assets are subject to ongoing evaluation of whether such assets will more likely than not be realized. The realization of deferred income tax assets primarily depends on generating future taxable income during the periods in which temporary differences become deductible. Deferred income tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In making such a determination, all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations, is considered. The realization of deferred income tax assets related to unrealized losses on available for sale fixed maturity securities is also based upon our intent and ability to hold those securities for a period of time sufficient to allow for a recovery in fair value and not realize the unrealized loss.
Recognition of Premium Revenues and Costs
Revenues for annuity products include surrender and living income benefit rider charges assessed against policyholder account balances during the period. Interest sensitive and index product benefits related to annuity products include interest credited or index credits to policyholder account balances. In addition, the change in fair value of embedded derivatives within fixed index annuity contracts is included in benefits and expenses.
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
Other Comprehensive Income (Loss)
Other comprehensive income (loss) includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. Other comprehensive income excludes net realized investment gains (losses) included in net income which merely

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

represent transfers from unrealized to realized gains and losses. These amounts totaled $(0.2) million, $(35.5) million and $(187.1) million in 2010, 2009 and 2008, respectively. Such amounts, which have been measured through the date of sale, are net of adjustments to deferred policy acquisition costs, deferred sales inducements and income taxes totaling $0.2 million in 2010, $(36.8) million in 2009 and $(94.6) million in 2008.
Adopted Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that expands disclosures and provide users more transparency about allowances for credit losses and the credit quality of the financing receivables of an entity. This guidance requires additional disclosures about an entity's financing receivables, such as credit quality indicators, aging of past due financing receivables, and significant purchases and sales of financing receivables. In addition, disclosures must be disaggregated by portfolio segment or class based on how an entity develops its allowance for credit losses and how it manages its credit exposure. Most of the disclosure requirements are effective for the fourth quarter of 2010 with certain additional disclosures required for the first quarter of 2011. We adopted this guidance in the preparation of our December 31, 2010 financial statements; however, adoption did not have a material effect on the results of our operations or financial position. Our expanded disclosures as a result of these requirements are included in note 4—Mortgage Loans on Real Estate.

In January 2010, the FASB issued an accounting standards update that expanded the disclosure requirements related to fair value measurements. A reporting entity is now required to disclose separately the amounts of significant transfers in to and out of Level 1 and Level 2 fair value measurement categories and describe the reasons for the transfers. Clarification on existing disclosure requirements is also provided in this update relating to the level of disaggregation of information as to determining appropriate classes of assets and liabilities as well as disclosure requirements regarding valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This standard was effective for us on January 1, 2010, and has not had a material effect on our consolidated financial statements.

In August 2009, the FASB issued an accounting standards update that amended the fair value measurement of liabilities. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value. This guidance was effective for the first reporting period beginning after issuance, which was our three months and year ending December 31, 2009, and did not have a material effect on our consolidated financial statements.

In June 2009, the FASB amended accounting standards for transfers and servicing of financial assets and extinguishment of liabilities. The new standard removed the concept of a qualifying special-purpose entity ("QSPE") from existing standards and removed the exception of QSPE's from consolidation requirements. Additionally, more stringent conditions for reporting a transfer of a portion of a financial asset as a sale were created, derecognition criteria was clarified, the initial measurement of retained interests was revised, the guaranteed mortgage securitization recharacterization provisions were removed and disclosure requirements were added. This standard was effective for us on January 1, 2010 and had no effect on our consolidated financial statements upon adoption.

In June 2009, the FASB issued an amendment to the accounting standards for consolidation of variable interest entities. The new standard replaced the quantitative-based risks and rewards calculation of existing standards for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity ("VIE") that most significantly impacts the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This standard was effective for us on January 1, 2010, and had no effect on our consolidated financial statements upon adoption. Through our funds withheld coinsurance agreement with an unauthorized life reinsurer we have been named as beneficiary of the trust that holds the funds withheld. We have determined that this trust is a VIE. We also have determined that the reinsurer is the primary beneficiary of this VIE due to the fact that all earnings of the trust inure to the reinsurer, and the reinsurer directs the operations of the trust subject to an investment policy. Therefore, we have not consolidated the trust prior to or after the adoption of this amendment to the accounting standards for consolidation of VIE's.

In May 2009, the FASB issued an accounting standard that required reporting entities to recognize in their financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing those financial statements. These requirements were effective for periods ending after June 15, 2009. Accordingly, we adopted the subsequent event reporting requirements effective June 30, 2009, and it did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued further guidance on the recognition and presentation of other than temporary impairments. This guidance amended the other than temporary impairment guidance for debt securities only to make the guidance more operational and to expand the presentation and disclosure of other than temporary impairments on debt and equity securities in the financial statements. This guidance requires management to determine cash flows expected to be collected on each debt security for which an other than temporary impairment is being recognized. In accordance with this guidance, the reporting entity shall allocate its other than temporary impairments on debt securities between credit and noncredit components with the noncredit portion of the other than temporary impairments recognized as a component of other comprehensive income (loss) and the credit loss portion included in operations. Credit loss is defined as the amount that the amortized cost basis of the impaired security exceeds the present value of cash flows expected to be collected discounted at the security's yield at acquisition. This guidance also required a cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income (loss) in the period of adoption for other than temporary impairments on debt securities recognized in prior periods which were still held as investments at the date of adoption. This guidance was effective for interim and annual reporting periods ending after June 15, 2009; however, early application was permitted. We elected to adopt these accounting standards effective January 1, 2009. The cumulative effect adjustment as of January 1, 2009 increased retained earnings by $25.2 million and decreased accumulated other comprehensive income by $20.1 million.

In April 2009, the FASB issued additional guidance for estimating fair value of financial instruments including investment securities when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, and were to be applied prospectively, with early adoption permitted. We elected to adopt this guidance as of January 1, 2009, and it did not have a material effect on our consolidated financial statements.

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

On January 1, 2009, we adopted FASB accounting standards that enhanced the required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for and affect an entity's financial position, financial performance and cash flows. The adoption of these disclosure requirements did not have a material effect on our consolidated financial position or results of operations as it impacts financial statement disclosure only.

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

The following summarizes the effects of the retrospective adoption of the accounting for convertible debt on the consolidated statements of operations and earnings per share:

	Year Ended December 31, 2008
	As Originally Reported	Adjustments	As Adjusted
	(Dollars in thousands, except per share data)
Gain (loss) on retirement of debt	$13,651	$(3,905)	$9,746
Interest expense on notes payable	15,425	4,348	19,773
Income tax expense	64,531	(3,425)	61,106
Net income (loss)	20,775	(4,828)	15,947
Earnings per common share	$0.39	$(0.09)	$0.30
Earnings per common share—assuming dilution	$0.39	$(0.09)	$0.30

Effective January 1, 2008, we adopted FASB's authoritative guidance that permits entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be reported at fair value. There was no effect on the consolidated financial statements upon adoption as we did not elect to report any assets or liabilities at fair value that were eligible to be reported at fair value.

Effective January 1, 2008, we adopted FASB's standards for fair value measurements. This guidance defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. It also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. For assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to initial recognition, the reporting entity shall disclose information that enables financial statement users to assess the inputs used to develop those measurements. For recurring

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair value measurements using significant unobservable inputs, the reporting entity shall disclose the effect of the measurements on earnings for the period. This guidance is applicable whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Adoption primarily resulted in a change prospectively beginning on January 1, 2008, in the discount rates used in the calculation of the fair values of the embedded derivative component of our policy benefit reserves for fixed index annuities from risk-free interest rates to interest rates that include nonperformance risk related to those liabilities. These standards were adopted prospectively on January 1, 2008, and the changes in the discount rates resulted in a decrease in reserves on January 1, 2008, of $150.6 million. The net income impact of this decrease in reserves net of the related adjustments in amortization of deferred sales inducements and deferred policy acquisition costs and income taxes was $40.7 million.

In October 2008, the FASB issued accounting standards for determining the fair value of a financial asset in a market that is not active. These standards were effective upon issuance, and applied to periods for which financial statements have not been issued. The guidance clarifies various application issues with respect to the objective of a fair value measurement, distressed transactions, relevance of observable data, and the use of management's assumptions. We adopted this guidance in the preparation of our September 30, 2008 financial statements; however, adoption did not have a material effect on the results of our operations or financial position. Our expanded disclosures as a result of fair value measurements are included in note 2—Fair Values of Financial Instruments.

New Accounting Pronouncements

In January 2010, the FASB issued an accounting standards update that expands the disclosure requirements related to fair value measurements. A reporting entity is now required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurement categories and describe the reasons for the transfers. Additionally, a reporting entity will be required to present on a gross basis rather than as one net number information about the purchases, sales, issuances and settlements of financial instruments that are categorized as Level 3 for fair value measurements. Clarification on existing disclosure requirements is also provided in this update relating to the level of disaggregation of information as to determining appropriate classes of assets and liabilities as well as disclosure requirements regarding valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This standard was effective for us on January 1, 2010. The disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements will become effective for fiscal years beginning after December 15, 2010.
In July 2010, the FASB issued an accounting standards update that expands disclosures and provide users more transparency about allowances for credit losses and the credit quality of the financing receivables of an entity. This guidance requires additional disclosures about an entity's financing receivables, such as credit quality indicators, aging of past due financing receivables, and significant purchases and sales of financing receivables. In addition, disclosures must be disaggregated by portfolio segment or class based on how an entity develops its allowance for credit losses and how it manages its credit exposure. Most of the disclosure requirements were effective for the fourth quarter of 2010 and are incorporated herein with certain additional disclosures required for the first quarter of 2011.

In October 2010, as a result of a consensus of the FASB Emerging Issues Task Force, the FASB issued an accounting standards update that modifies the definition of the types of costs incurred that can be capitalized in the acquisition of new and renewal insurance contracts. This guidance defines the costs that qualify for deferral as incremental direct costs that result directly from and are essential to successful contract transactions and would not have been incurred by the insurance entity had the contract transactions not occurred. In addition, it lists certain costs as deferrable as those that are directly related to underwriting, policy issuance and processing, medical and inspection, and sales force contract selling as deferrable, as well as the portion of an employee's total compensation related directly to time spent performing those activities for actual acquired contracts and other costs related directly to those activities that would not have been incurred if the contract had not been acquired. This amendment to current GAAP should be applied prospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with retrospective application permitted. We are currently evaluating the impact of the guidance on our consolidated financial statements. See note 6 for the policy issue costs that could be subject to non-deferral.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$15,830,663	$15,830,663	$10,704,131	$10,704,131
Held for investment	822,200	781,748	1,635,083	1,601,864
Equity securities, available for sale	65,961	65,961	93,086	93,086
Mortgage loans on real estate	2,598,641	2,670,009	2,449,778	2,409,197
Derivative instruments	479,786	479,786	479,272	479,272
Other investments	19,680	19,680	12,760	12,760
Cash and cash equivalents	597,766	597,766	528,002	528,002
Coinsurance deposits	2,613,191	2,282,998	2,237,740	1,934,996
2015 notes hedges	66,595	66,595	—	—

Liabilities
Policy benefit reserves	23,464,810	19,594,396	19,195,870	16,152,088
Notes payable	330,835	489,097	316,468	340,673
Subordinated debentures	268,435	213,369	268,347	186,215
2015 notes embedded derivatives	66,595	66,595	—	—
Interest rate swaps	1,976	1,976	1,891	1,891
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
We categorize our financial instruments into three levels of fair value hierarchy based on the priority of inputs used in determining fair value. The hierarchy defines the highest priority inputs (Level 1) as quoted prices in active markets for identical assets or liabilities. The lowest priority inputs (Level 3) are our own assumptions about what a market participant would use in determining fair value such as estimated future cash flows. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. We categorize financial assets and liabilities recorded at fair value in the consolidated balance sheets as follows:
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2010 and 2009 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2010
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	4,388	4,388	—	—
United States Government sponsored agencies	3,003,651	—	3,003,651	—
United States municipalities, states and territories	2,367,003	—	2,367,003	—
Corporate securities	7,577,064	71,230	7,505,834	—
Residential mortgage backed securities	2,878,557	—	2,875,855	2,702
Equity securities, available for sale: finance, insurance and real estate	65,961	46,925	19,036	—
Derivative instruments	479,786	—	479,786	—
Cash and cash equivalents	597,766	597,766	—	—
2015 notes hedges	66,595	—	66,595	—
	17,040,771	720,309	16,317,760	2,702
Liabilities
Interest rate swaps	1,976	—	1,976	—
2015 notes embedded derivatives	66,595	—	66,595	—
Fixed index annuities—embedded derivatives	1,971,383	—	—	1,971,383
	2,039,954	—	68,571	1,971,383
December 31, 2009
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	3,310	2,545	765	—
United States Government sponsored agencies	3,998,537	—	3,998,537	—
United States municipalities, states and territories	355,634	—	355,634	—
Corporate securities	3,857,549	70,363	3,773,078	14,108
Residential mortgage backed securities	2,489,101	—	2,486,290	2,811
Equity securities, available for sale: finance, insurance and real estate	93,086	83,672	8,415	999
Derivative instruments	479,272	—	479,272	—
Cash and cash equivalents	528,002	528,002	—	—
	11,804,491	684,582	11,101,991	17,918
Liabilities
Interest rate swaps	1,891	—	1,891	—
Fixed index annuities—embedded derivatives	1,375,866	—	—	1,375,866
	1,377,757	—	1,891	1,375,866
During the third quarter of 2010, we transferred four corporate securities with a fair value of $12.5 million from Level 2 to Level 1 as quoted prices in active markets as evidenced by actual trades of these securities occurred at the end of this period. Identical security trading had not been observable prior to this period for these four securities.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following methods and assumptions were used in estimating the fair values of financial instruments during the periods presented in these consolidated financial statements.
Fixed maturity securities, equity securities, and short-term investments
The fair values of fixed maturity securities, equity securities, and short-term investments in an active and orderly market are determined by utilizing independent pricing services. The independent pricing services incorporate a variety of observable market data in their valuation techniques, including:

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

The independent pricing services provide quoted market prices when available. Quoted prices are not always available due to market inactivity. When quoted market prices are not available, the third parties use yield data and other factors relating to instruments or securities with similar characteristics to determine fair value for securities that are not actively traded. We generally obtain one value from our primary external pricing service. In situations where a price is not available from this service, we may obtain further quotes or prices from additional parties as needed. In addition, for our callable United States Government sponsored agencies we obtain two broker quotes and take the average of two broker prices received. Market indices of similar rated asset class spreads are considered for valuations and broker indications of similar securities are compared. Inputs used by the broker include market information, such as yield data and other factors relating to instruments or securities with similar characteristics. Valuations and quotes obtained from third party commercial pricing services are non-binding and do not represent quotes on which one may execute the disposition of the assets.
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis of inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of December 31, 2010 and 2009.
The fixed income securities markets in early 2009 experienced a period of extreme volatility and limited market liquidity conditions, which affected a broad range of asset classes and sectors. In addition, there were credit downgrade events and an increased probability of default for many fixed income instruments. These volatile market conditions increased the difficulty of valuing certain instruments as trading was less frequent and/or market data was less observable. There were certain instruments that were in active markets with significant observable data that became illiquid due to financial environment or market conditions. As a result, certain valuations required greater estimation and judgment as well as valuation methods which were more complex.
Mortgage loans on real estate
The fair values of mortgage loans on real estate are calculated using discounted expected cash flows using current competitive market interest rates currently being offered for similar loans which are not fair value exit prices.
Derivative instruments
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
Other investments
Other investments is comprised of policy loans, rental real estate and real estate held for sale. We have not attempted to determine the fair values associated with our policy loans, as we believe any differences between carrying value and the fair values afforded these instruments are immaterial to our consolidated financial position and, accordingly, the cost to provide such disclosure does not justify the benefit to be derived. The fair value of our real estate owned was determined either by obtaining a third party appraisal of the property or by estimating the potential annual

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

net operating income from each commercial rental property, which we discount by a current market capitalization rate. We consider the fair value of our real estate owned to be level 3 fair value measurements due to the significant unobservable data used by third party appraisers and by us.
Cash and cash equivalents
Amounts reported in the consolidated balance sheets for these instruments are reported at their historical cost which approximates fair value due to the nature of the assets assigned to this category.
2015 notes hedges
The fair value of these call options is determined by applying market observable data such as our common stock price, its dividend yield and its volatility, as well as the time to expiration of the call options to determine a fair value of the buy side of these options.
Policy benefit reserves and coinsurance deposits
The fair values of the liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities), are stated at the cost we would incur to extinguish the liability (i.e., the cash surrender value) as these contracts are generally issued without an annuitization date. The coinsurance deposits related to the annuity benefit reserves have fair values determined in a similar fashion. We are not required to and have not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
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
Subordinated debentures
Fair values for subordinated debentures are estimated using discounted cash flow calculations based principally on observable inputs including our incremental borrowing rates, which reflect our credit rating, for similar types of borrowings with maturities consistent with those remaining for the debt being valued.
Interest rate swaps
The fair values of our pay fixed/receive variable interest rate swaps are obtained from third parties and are determined by discounting expected future cash flows using projected LIBOR rates for the term of the swaps.
2015 notes embedded derivatives
The fair value of this embedded derivative is determined by pricing the call options that hedge this potential liability. The terms of the conversion premium are identical to the 2015 notes hedges and the method of determining fair value of the call options is based upon observable market data.

Fixed index annuities - embedded derivatives
We estimate the fair value of the embedded derivative component of our fixed index annuity policy liabilities at each valuation date by (i) projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and (ii) discounting the excess of the projected contract value amounts at the applicable risk free interest rates adjusted for our nonperformance risk related to those liabilities. The projections of policy contract values are based on our best estimate assumptions for future policy growth and future policy decrements. Our best estimate assumptions for future policy growth include assumptions for the expected index credit on the next policy anniversary date which are derived from the fair values of the underlying call options purchased to fund such index credits and the expected costs of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary. The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as were used to project policy contract values.
The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Available for sale securities
Beginning balance	$17,918	$20,082
Transfers in to or out of Level 3, net	(3,899)	—
Purchases, issuances and settlements	(15,470)	(224)
Total gains (losses) (unrealized/realized):
Included in other comprehensive income	6,383	3,784
Net OTTI losses recognized in operations	(2,230)	(5,724)
	$2,702	$17,918

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The transfers out of Level 3 were corporate debt and equity securities in the home building sector that were issued as a result of a bankruptcy reorganization in late 2009. The operation that has resulted from this emergence from bankruptcy has become a stable business to which a third party broker has applied observable market data such as similar securities and credit spreads in determining fair value of these securities. Other-than-temporary-impairment losses of $2.2 million and $5.7 million for year ended December 31, 2010 and 2009, respectively, are included in net OTTI losses recognized in operations in the consolidated statements of operations.

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Fixed index annuities—embedded derivatives
Beginning balance	$1,375,866	$998,015
Reinsurance adjustment	—	(18,262)
Premiums less benefits	808,545	62,070
Change in unrealized losses (gains), net	(213,028)	334,043
	$1,971,383	$1,375,866
Change in unrealized losses (gains), net for each period in our embedded derivatives are included in change in fair value of embedded derivatives in the consolidated statements of operations.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Investments
At December 31, 2010 and 2009, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2010
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,082	$324	$(18)	$4,388
United States Government sponsored agencies	2,994,174	11,123	(1,646)	3,003,651
United States municipalities, states and territories	2,397,622	22,765	(53,384)	2,367,003
Corporate securities	7,325,988	387,916	(136,840)	7,577,064
Residential mortgage backed securities	2,900,028	86,950	(108,421)	2,878,557
	$15,621,894	$509,078	$(300,309)	$15,830,663
Held for investment:
United States Government sponsored agencies	$746,414	$—	$(15,309)	$731,105
Corporate security	75,786	—	(25,143)	50,643
	$822,200	$—	$(40,452)	$781,748
Equity securities, available for sale:
Finance, insurance and real estate	$61,185	$6,722	$(1,946)	$65,961

December 31, 2009
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$3,101	$215	$(6)	$3,310
United States Government sponsored agencies	4,113,457	3,468	(118,388)	3,998,537
United States municipalities, states and territories	350,787	7,110	(2,263)	355,634
Corporate securities	3,709,446	233,023	(84,920)	3,857,549
Residential mortgage backed securities	2,735,889	59,584	(306,372)	2,489,101
	$10,912,680	$303,400	$(511,949)	$10,704,131
Held for investment:
United States Government sponsored agencies	$1,559,434	$1,647	$(5,900)	$1,555,181
Corporate security	75,649	—	(28,966)	46,683
	$1,635,083	$1,647	$(34,866)	$1,601,864
Equity securities, available for sale:
Finance, insurance and real estate	$82,930	$13,425	$(3,269)	$93,086
During 2010 and 2009, we received $5.2 billion and $4.2 billion, respectively, in net redemption proceeds related to calls of our callable United States Government sponsored agency securities, of which $1.6 billion and $2.1 billion, respectively, were classified as held for investment. We reinvested the proceeds from these redemptions primarily in United States Government sponsored agencies, corporate securities and United States municipalities, states, and territories classified as available for sale. At December 31, 2010, 36% of our fixed income securities have call features and 1% ($0.1 billion) were subject to call redemption. Another 21% ($3.4 billion) will become subject to call redemption during 2011.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and fair value of fixed maturity securities at December 31, 2010, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our residential mortgage and asset backed securities provide for periodic payments throughout their lives and are shown below as a separate line.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$26,033	$26,284	$—	$—
Due after one year through five years	401,008	440,698	—	—
Due after five years through ten years	1,647,988	1,816,850	—	—
Due after ten years through twenty years	2,895,065	2,910,182	—	—
Due after twenty years	7,751,772	7,758,092	822,200	781,748
	12,721,866	12,952,106	822,200	781,748
Residential mortgage backed securities	2,900,028	2,878,557	—	—
	$15,621,894	$15,830,663	$822,200	$781,748
Net unrealized gains (losses) on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	December 31,
	2010	2009
	(Dollars in thousands)
Net unrealized gains (losses) on available for sale fixed maturity securities and equity securities	$213,545	$(198,393)
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(122,336)	116,870
Deferred tax valuation allowance reversal	22,534	22,534
Deferred income tax benefit	(31,923)	28,533
Net unrealized gains (losses) reported as accumulated other comprehensive income (loss)	$81,820	$(30,456)
The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO's"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations and fair values, 98% and 97% of our fixed maturity portfolio rated investment grade at December 31, 2010 and 2009, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	December 31,
	2010		2009
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$12,152,552	$12,246,954	$9,495,015	$9,370,647
2	3,892,680	4,012,076	2,571,815	2,555,826
3	368,680	323,113	409,860	315,948
4	19,820	19,178	24,375	20,799
5	6,089	6,262	21,013	20,749
6	4,273	4,828	25,685	22,026
	$16,444,094	$16,612,411	$12,547,763	$12,305,995

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 780 and 355 securities, respectively) have been in a continuous unrealized loss position, at December 31, 2010 and 2009:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2010
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$548	$(18)	$—	$—	$548	$(18)
United States Government sponsored agencies	110,101	(1,646)	—	—	110,101	(1,646)
United States municipalities, states and territories	1,510,354	(51,989)	7,525	(1,395)	1,517,879	(53,384)
Corporate securities:
Finance, insurance and real estate	626,363	(31,352)	114,128	(13,001)	740,491	(44,353)
Manufacturing, construction and mining	1,032,170	(33,893)	34,490	(2,333)	1,066,660	(36,226)
Utilities and related sectors	933,727	(34,657)	14,157	(4,552)	947,884	(39,209)
Wholesale/retail trade	153,699	(4,947)	9,175	(1,304)	162,874	(6,251)
Services, media and other	195,516	(10,801)	—	—	195,516	(10,801)
Residential mortgage backed securities	396,083	(14,100)	966,332	(94,321)	1,362,415	(108,421)
	$4,958,561	$(183,403)	$1,145,807	$(116,906)	$6,104,368	$(300,309)
Held for investment:
United States Government sponsored agencies	$731,105	$(15,309)	$—	$—	$731,105	$(15,309)
Corporate security:
Finance, insurance and real estate	—	—	50,643	(25,143)	50,643	(25,143)
	$731,105	$(15,309)	$50,643	$(25,143)	$781,748	$(40,452)
Equity securities, available for sale:
Finance, insurance and real estate	$14,583	$(1,199)	$16,253	$(747)	$30,836	$(1,946)

December 31, 2009
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$332	$(6)	$—	$—	$332	$(6)
United States Government sponsored agencies	2,908,205	(118,388)	—	—	2,908,205	(118,388)
United States municipalities, states and territories	111,969	(2,263)	—	—	111,969	(2,263)
Corporate securities:
Finance, insurance and real estate	154,093	(10,560)	239,211	(39,995)	393,304	(50,555)
Manufacturing, construction and mining	93,922	(2,032)	74,258	(8,430)	168,180	(10,462)
Utilities and related sectors	149,515	(5,046)	63,933	(8,110)	213,448	(13,156)
Wholesale/retail trade	35,629	(623)	39,547	(4,800)	75,176	(5,423)
Services, media and other	46,625	(512)	61,359	(4,812)	107,984	(5,324)
Residential mortgage backed securities	226,567	(22,781)	1,186,542	(283,591)	1,413,109	(306,372)
	$3,726,857	$(162,211)	$1,664,850	$(349,738)	$5,391,707	$(511,949)
Held for investment:
United States Government sponsored agencies	$359,100	$(5,900)	$—	$—	$359,100	$(5,900)
Corporate security:
Finance, insurance and real estate	—	—	46,683	(28,966)	46,683	(28,966)
	$359,100	$(5,900)	$46,683	$(28,966)	$405,783	$(34,866)
Equity securities, available for sale:
Finance, insurance and real estate	$9,802	$(147)	$28,877	$(3,122)	$38,679	$(3,269)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a description of the factors causing the unrealized losses by investment category as of December 31, 2010:
United States municipalities, states and territories: These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates. These securities carry yields less than those available at December 31, 2010 as the result of rising interest rates in 2010.

Corporate securities: The unrealized losses in these securities are due partially to the continuation of wider than historic credit spreads in certain sectors of the corporate bond market. While credit spreads have stabilized, several sectors remain at spreads wider than levels prior to the 2008 financial crisis, such as financial and select economic sensitive issuers. As the result of wider spreads, these issues carry yields less than those available in the market as of December 31, 2010.

Residential mortgage backed securities: At December 31, 2010, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 36 securities with a total amortized cost basis of $478.0 million and a fair value of $441.1 million. Despite recent improvements in the capital markets, the fair values of RMBS continue at prices below amortized cost. RMBS prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.

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
Approximately 85% and 81% of the unrealized losses on fixed maturity securities shown in the above table for December 31, 2010 and 2009, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the fixed maturity securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains/losses on investments for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$(7,233)	$(17,184)	$(126,883)
Investments carried at fair value:
Fixed maturity securities, available for sale	$417,318	$321,691	$(418,744)
Equity securities, available for sale	(5,380)	35,761	(7,862)
	411,938	357,452	(426,606)
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(239,206)	(212,243)	259,765
Change in deferred tax valuation allowance	—	22,534	—
Deferred income tax asset	(60,456)	(50,823)	58,394
	(299,662)	(240,532)	318,159
Decrease (increase) in net unrealized losses on investments carried at fair value	$112,276	$116,920	$(108,447)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of net investment income are as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Fixed maturity securities	$870,945	$780,729	$674,674
Equity securities	5,299	7,930	11,512
Mortgage loans on real estate	159,193	147,657	137,588
Cash and cash equivalents	621	736	1,192
Other	6,585	1,692	418
	1,042,643	938,744	825,384
Less investment expenses	(6,537)	(6,572)	(3,307)
Net investment income	$1,036,106	$932,172	$822,077
Proceeds from sales of available for sale fixed maturity securities for the years ended December 31, 2010, 2009 and 2008 were $340.6 million, $659.1 million and $580.9 million, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the years ended December 31, 2010, 2009 and 2008 were $4.1 billion, $2.5 billion and $905.7 million, respectively. Calls of held for investment fixed maturity securities for the years ended December 31, 2010, 2009 and 2008 were $1.6 billion, $2.1 billion and $2.0 billion, respectively.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains on investments, excluding other than temporary impairment losses for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$27,755	$54,401	$5,852
Gross realized losses	(2,575)	(2,162)	(589)
	25,180	52,239	5,263
Equity securities:
Gross realized gains	14,384	5,620	292
Gross realized losses	(71)	(96)	—
	14,313	5,524	292
Other investments:
Impairment losses	(542)	—	—
Mortgage loans on real estate:
Impairment losses	(15,225)	(6,484)	—
	$23,726	$51,279	$5,555
We had investments in fixed maturity, available for sale securities with carrying values totaling $2.1 million and $1.6 million as of December 31, 2010 and 2009, that had not produced income for the preceding 12 months. Reductions in interest income associated with nonperforming investments in fixed maturity securities totaled $0.4 and $1.1 million in 2010 and 2009, respectively.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

If we do not intend to sell and it is not more likely than not we will be required to sell the debt security but also do not expect to recover the entire amortized cost basis of the security, an impairment loss would be recognized in operations in the amount of the expected credit loss. We calculate the present value of the cash flows expected to be collected discounted at each security's acquisition yield based on our consideration of whether the security was of high credit quality at the time of acquisition. The difference between the present value of expected future cash flows and the amortized cost basis of the security is the amount of credit loss recognized in operations. The remaining amount of the other than temporary impairment is recognized in other comprehensive income.

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities at December 31, 2010 and 2009, which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Year ended December 31, 2010
Prime	2005	7.5%	7.5%	11%	11%	45%	45%
	2006	6.5%	7.6%	7%	11%	45%	60%
	2007	5.8%	6.7%	11%	28%	40%	60%
	2008	6.6%	6.6%	5%	5%	50%	50%
Alt-A	2005	6.0%	7.4%	12%	27%	45%	50%
	2006	6.5%	7.3%	30%	36%	50%	60%
	2007	6.5%	7.0%	35%	51%	50%	60%

Year ended December 31, 2009
Prime	2005	7.7%	7.7%	7%	7%	50%	50%
	2006	6.5%	9.2%	7%	14%	35%	55%
	2007	5.8%	7.9%	8%	31%	35%	50%
Alt-A	2004	5.8%	5.8%	11%	11%	40%	40%
	2005	5.6%	8.7%	10%	25%	10%	55%
	2006	6.0%	7.3%	16%	31%	40%	60%
	2007	6.2%	7.5%	15%	52%	45%	70%
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes other than temporary impairments by asset type:

General Description	Number of Securities	Other Than Temporary Impairments	Portion Recognized In Comprehensive Income	Net Impairment Losses Recognized in Operations
	(Dollars in thousands)
Year ended December 31, 2010
Corporate bonds:
Finance	1	$(822)	$—	$(822)
Retail	1	(1,576)	—	(1,576)
Residential mortgage backed securities	30	(17,146)	(4,323)	(21,469)
	32	$(19,544)	$(4,323)	$(23,867)

Year ended December 31, 2009
United States Government full faith and credit	1	$(245)	$—	$(245)
Corporate bonds:
Finance	3	(8,388)	(1,521)	(9,909)
Insurance	2	(766)	(421)	(1,187)
Home building	3	(5,242)	(814)	(6,056)
Residential mortgage backed securities	54	(184,590)	136,400	(48,190)
Common & preferred stocks:
Finance	7	(18,292)	—	(18,292)
Insurance	2	(1,492)	—	(1,492)
Real estate	2	(1,400)	—	(1,400)
	74	$(220,415)	$133,644	$(86,771)
Year ended December 31, 2008
Corporate bonds:
Finance	3	$(13,462)
Insurance	2	(10,662)
Home building	3	(7,009)
Media	1	(5,325)
Residential mortgage backed securities	15	(76,171)
Common & preferred stocks:
Finance	9	(49,763)
Insurance	3	(7,093)
Real estate	14	(23,163)
	50	$(192,648)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(82,930)	$(34,229)
Credit losses on securities not previously impaired	(4,553)	(27,655)
Additional credit losses on securities previously impaired	(19,314)	(37,932)
Accumulated losses on securities that were disposed of during the period	9,904	16,886
	$(96,893)	$(82,930)
The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security for securities that are part of our investment portfolio at December 31, 2010 and 2009:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
December 31, 2010
Corporate fixed maturity securities	$5,055	$(2,151)	$5,437	$8,341
Residential backed securities	904,704	(200,921)	124,240	828,023
Equity securities:
Finance, insurance and real estate	14,771	—	5,783	20,554
	$924,530	$(203,072)	$135,460	$856,918
December 31, 2009
Corporate fixed maturity securities	$25,603	$(9,488)	$7,763	$23,878
Residential backed securities	809,632	(205,245)	11,809	616,196
Equity securities:
Finance, insurance and real estate	34,645	—	13,045	47,690
	$869,880	$(214,733)	$32,617	$687,764
At December 31, 2010 and 2009, fixed maturity securities and short-term investments with an amortized cost of $20.5 billion and $16.0 billion, respectively, were on deposit with state agencies to meet regulatory requirements. There are no restrictions on these assets.
At December 31, 2009, the following investment in any person or its affiliates (other than bonds issued by agencies of the United States Government) exceeded 10% of stockholders' equity:

Issuer	Fair Value	Amortized Cost
	(Dollars in thousands)
December 31, 2009:
FBL Capital Trust I	46,683	75,649

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Mortgage Loans on Real Estate
Our mortgage loan portfolio totaled $2.6 billion and $2.5 billion at December 31, 2010 and 2009, respectively, with commitments outstanding of $96.2 million at December 31, 2010. The portfolio consists of commercial mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to reduce the risk of default. The mortgage loan portfolio is summarized by geographic region and property type as follows:

	December 31,
	2010		2009
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$618,250	23.6%	$560,256	22.8%
Middle Atlantic	172,443	6.6%	168,246	6.9%
Mountain	402,965	15.4%	388,940	15.9%
New England	42,695	1.6%	44,541	1.8%
Pacific	247,254	9.5%	216,382	8.8%
South Atlantic	496,606	19.0%	464,077	18.9%
West North Central	419,002	16.0%	410,883	16.7%
West South Central	215,650	8.3%	201,719	8.2%
	$2,614,865	100.0%	$2,455,044	100.0%
Loan loss allowance	(16,224)		(5,266)
	2,598,641		2,449,778
Property type distribution
Office	$683,404	26.1%	$664,701	27.1%
Medical Office	166,930	6.4%	145,390	5.9%
Retail	589,369	22.5%	564,023	23.0%
Industrial/Warehouse	666,908	25.5%	610,279	24.9%
Hotel	151,516	5.8%	155,594	6.3%
Apartment	131,682	5.1%	122,854	5.0%
Mixed use/other	225,056	8.6%	192,203	7.8%
	$2,614,865	100.0%	$2,455,044	100.0%
Loan loss allowance	(16,224)		(5,266)
	2,598,641		2,449,778
We evaluate our mortgage loan portfolio for the establishment of a loan loss reserve by specific identification of impaired loans and the measurement of an estimated loss for each individual loan identified. A mortgage loan is impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition, we analyze the mortgage loan portfolio for the need of a general loan allowance for probable losses on all other loans. If we determine that the value of any specific mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or the fair value of the underlying collateral less estimated costs to sell. The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. Based upon this process and analysis, we established a general loan loss allowance of $3.0 million during the year ended December 31, 2010. No general loan loss allowance was necessary at December 31, 2009.
Our specific allowance for credit losses on mortgage loans totaled $13.2 million and $5.3 million at December 31, 2010 and 2009, respectively, on mortgage loans with total outstanding balances of $31.0 million and $20.2 million as of December 31, 2010 and 2009, respectively. During 2010 and 2009, five and four mortgage loans, respectively, were satisfied by taking ownership of the real estate serving as collateral on each loan. These loans had an aggregate principal amount outstanding of $11.7 million and $12.6 million, for which specific loan loss allowances totaling $4.3 million and $1.2 million were established and recognized in 2010 and 2009, respectively. Additional impairment of $0.6 million was recognized on two properties after ownership of the real estate was taken in 2010 as the fair value of each property was revalued by a third party appraiser and the fair value less the estimated costs to sell was lower due to new facts discovered after ownership was obtained.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mortgage loans summarized in the following table represent all loans that we are either not currently collecting or those we feel it is probable we will not collect all amounts due according to the contractual terms of the loan agreements (all loans that we have worked with the borrower to alleviate short-term cash flow issues and loans delinquent for more than 60 days at the reporting date).

	December 31,
	2010	2009
	(Dollars in thousands)
Impaired mortgage loans with allowances	$31,027	$15,869
Impaired mortgage loans with no allowance for losses	81,994	70,214
Allowance for probable loan losses	(13,224)	(5,266)
Net carrying value of impaired mortgage loans	$99,797	$80,817

Our financing receivables currently consist of one portfolio segment which is our commercial mortgage loan portfolio. These are mortgage loans with collateral consisting of commercial real estate and borrowers consisting mostly of limited liability partnerships or limited liability corporations with some personal guarantors. We added mortgage loans on commercial real estate to our investment mix in 2001. Credit loss experience in our mortgage loan portfolio has been limited to the most recent fiscal years. In 2009, we experienced our first credit loss from our mortgage loan portfolio.

Since 2008, we have consistently had a population of mortgage loans that we have been carrying with workout terms (e.g. short-term interest only periods, short-term suspended payments, etc.) and a population of mortgage loans that have been in a delinquent status (i.e. more than 60 days past due). It is from this population that we have been recognizing some impairment loss due to nonpayment and eventual satisfaction of the loan by taking ownership of the collateral real estate, which in most cases the fair value of the collateral less estimated costs to sell such collateral has been less than the outstanding principal amount of the mortgage loan.

Beginning in 2010, we have calculated a general loan loss allowance on the cumulative outstanding principal on loans making up the group of loans currently in workout terms and loans currently more than 60 days past due. We apply a factor to the total outstanding principal of these loans that is calculated as the average specific impairment loss for the most recent 4 quarters divided by the sum of the average of the total outstanding principal of delinquent loans for the previous 4 quarters and the average of the total outstanding principal of loans in workout for the previous 4 quarters.

The following table presents a rollforward of our valuation allowance for Commercial Mortgage Loans for the year ended December 31, 2010, ending balances of the allowance by basis of impairment and the totals of the loans that were evaluated for impairment at December 31, 2010 (dollars in thousands):

Year Ended December 31, 2010
Allowance for Credit Losses:
Beginning allowance balance	$(5,266)
Charge-offs	4,267
Recoveries	—
Provision for credit losses	(15,225)
Ending allowance balance	$(16,224)

December 31, 2010
Ending allowance balance by type of impairment
Individually evaluated for impairment	$(13,224)
Collectively evaluated for impairment	(3,000)
Ending allowance balance	$(16,224)
Financing Receivables:
Individually evaluated for impairment	31,027
Collectively evaluated for impairment	81,994
The amount of charge-offs include the amount of allowance that has been established for loans that we were in the process of satisfying the outstanding principal of certain loans by taking ownership of the collateral. When the property is taken it is recorded at its fair value and the mortgage loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. There could be other situations that develop where we have established a larger specific loan loss allowance than is needed based on increases in the fair value of collateral

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

supporting collateral dependent loans, or improvements in the financial position of a borrower so that a loan would become reliant on cash flows from debt service instead of dependent upon sale of the collateral. Charge-offs of the allowance would be recognized in those situations as well.

All of our commercial mortgage loans depend on the cash flow of each borrower to be at a sufficient level to service the principal and interest payments as they come due. In general, cash inflows of the borrowers are generated by collecting monthly rent from tenants occupying space within the borrowers' facilities. Our borrowers face collateral risks such as tenants going out of business, tenants struggling to make rent payments as they become due, and tenants canceling leases and moving to other locations. We have a number of loans where the real estate is occupied by a single tenant. The current depressed and somewhat inactive commercial real estate market has resulted in some of our borrowers experiencing both a reduction in cash flow on their mortgage property as well as a reduction in the fair value of the real estate collateral. If these borrowers are unable to replace lost rent revenue and increases in the fair value of their property do not materialize we could potentially incur more losses than what we have allowed for in our specific and general loan loss allowances.

We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

December 31, 2010
(Dollars in thousands)
Credit Exposure--By Payment Activity
Performing	$2,501,843
In workout	68,477
Delinquent	20,482
Collateral dependent	24,063
$2,614,865
Mortgage loans are considered delinquent when they become 60 days past due. When loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If the payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. Outstanding principal of loans in a non-accrual status at December 31, 2010 totals $41.0 million.

Aging of financing receivables as of December 31, 2010:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial mortgage loans	$3,002	$9,169	$11,313	$23,484	$2,567,318	$24,063	$2,614,865
Financing receivables summarized in the following table represent all loans that we are either not currently collecting or those we feel it is probable we will not collect all amounts due according to the contractual terms of the loan agreements (all loans that we have worked with the borrower to alleviate short-term cash flow issues and loans delinquent for more than 60 days at the reporting date).

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Mortgage loans with an allowance	$17,803	$31,027	$(13,224)	$24,062	$656
Mortgage loans with no related allowance	81,994	81,994	—	82,535	4,921
	$99,797	$113,021	$(13,224)	$106,597	$5,577
We have not experienced any troubled debt restructures in our commercial mortgage loan portfolio.

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

	December 31,
	2010	2009
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$479,786	$479,272
Other Assets
2015 notes hedges	66,595	—
	$546,381	$479,272
Liabilities
Policy benefit reserves—annuity products
Fixed index annuities—embedded derivatives	$1,971,383	$1,375,866
Other liabilities
2015 notes embedded conversion derivative	66,595	—
Interest rate swaps	1,976	1,891
	$2,039,954	$1,377,757
The change in fair value of derivatives included in the consolidated statements of operations are as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$141,803	$219,275	$(370,814)
2015 notes hedges (see note 9)	29,595	—	—
Interest rate swaps	(2,536)	(2,379)	(1,195)
	$168,862	$216,896	$(372,009)
Change in fair value of embedded derivatives:
2015 notes embedded derivatives (see note 9)	$29,595	$—	$—
Fixed index annuities—embedded derivatives	101,355	529,508	(210,753)
	$130,950	$529,508	$(210,753)
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

credit rating of A- or higher at the time of purchase and the maximum credit exposure to any single counterparty is subject to concentration limits. We also have credit support agreements that allow us to request the counterparty to provide collateral to us when the fair value of our exposure to the counterparty exceeds specified amounts.
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			December 31,
			2010		2009
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa3	$588,650	$25,704	$796	$—
BNP Paribas	AA	Aa2	786,561	34,772	1,647,627	101,888
Lehman	NR	NR	—	—	1,437	—
Bank of New York	AA-	Aa2	18,082	111	112,193	6,153
Credit Suisse	A+	Aa1	2,462,920	95,910	2,711,027	163,321
Barclays	AA-	Aa3	1,728,218	72,751	258,853	10,082
SunTrust	BBB+	A3	50,540	3,164	427,572	27,735
Wells Fargo (Wachovia)	NR	Aa2	1,745,775	76,250	1,189,234	70,746
J.P. Morgan	AA-	Aa1	2,858,902	133,368	1,648,394	99,347
UBS	A+	Aa3	921,596	37,756	—	—
			$11,161,244	$479,786	$7,997,133	$479,272
As of December 31, 2010 and 2009, we held $381.2 million and $346.1 million, respectively, of cash and cash equivalents received from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $108.1 million and $149.6 million at December 31, 2010 and 2009, respectively.
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
We entered into interest rate swaps to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures and our revolving line of credit. See notes 9 and 10 for more information on our revolving line of credit and subordinated debentures. The terms of the interest rate swaps provide that we pay a fixed rate of interest and receive a floating rate of interest. The interest rate swaps are not effective hedges under accounting guidance for derivative instruments and hedging activities. Therefore, we record the interest rate swaps at fair value with the changes in fair value and any net cash payments received or paid included in the change in fair value of derivatives in our consolidated statements of operations.
Details regarding the interest rate swaps are as follows:

					December 31,
	Notional Amount	Receive Rate	Pay Rate		2010	2009
Maturity Date				Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
September 15, 2010	20,000	*LIBOR(a)	5.19%	Bank of America	—	(142)
April 7, 2011	20,000	*LIBOR(a)	5.23%	Bank of America	(99)	(290)
October 15, 2011	15,000	**LIBOR	1.54%	SunTrust	(193)	(144)
October 31, 2011	30,000	**LIBOR	1.51%	SunTrust	(374)	(241)
October 31, 2011	30,000	**LIBOR	1.61%	SunTrust	(405)	(301)
October 31, 2011	75,000	**LIBOR	1.77%	SunTrust	(905)	(773)
					$(1,976)	$(1,891)
*—three month London Interbank Offered Rate
**—one month London Interbank Offered Rate
(a)—subject to a floor of 4.25%

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Deferred Policy Acquisition Costs and Deferred Sales Inducements
Policy acquisition costs deferred and amortized are as follows:

	December 31,
	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of year	$1,625,785	$1,579,871	$1,272,108
Cumulative effect of noncredit OTTI	—	(29,853)	—
Costs deferred during the year:
Commissions	390,631	297,733	256,862
Policy issue costs	11,976	8,130	10,002
Amortized to expense during the year	(136,388)	(88,009)	(126,738)
Effect of net unrealized gains/losses	(144,244)	(142,087)	167,637
Balance at end of year	$1,747,760	$1,625,785	$1,579,871
Sales inducements deferred and amortized are as follows:

	December 31,
	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of year	$1,011,449	$843,377	$588,473
Cumulative effect of noncredit OTTI	—	(14,940)	—
Costs deferred during the year	370,714	293,167	193,482
Amortized to expense during the year	(59,873)	(39,999)	(30,705)
Effect of net unrealized gains/losses	(94,962)	(70,156)	92,127
Balance at end of year	$1,227,328	$1,011,449	$843,377
The unlocking adjustments in 2010 and 2008 were increases of $1.4 and $14.6 million in amortization of deferred policy acquisition costs and increases of $0.3 and $1.3 million in amortization for deferred sales inducements, respectively. There was no unlocking adjustment necessary in 2009.

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
Coinsurance deposits (aggregate policy benefit reserves transferred to EquiTrust under these agreements) were $1.3 billion and $1.4 billion at December 31, 2010 and 2009, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible. The balance due under these agreements to EquiTrust was $24.3 million and $30.8 million at December 31, 2010 and 2009, respectively, and represents the fair value of call options held by us to fund index credits related to the ceded business net of cash due to or from EquiTrust related to monthly settlements of policy activity.
Effective July 1, 2009, we entered into two funds withheld coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda. One agreement cedes 20% of certain of our fixed index annuities issued from January 1, 2009 through March 31, 2010. The business reinsured under this agreement is not eligible for recapture until the end of the month following seven years after the date of issuance of the policy. The other agreement cedes 80% of our multi-year rate guaranteed annuities issued on or after July 1, 2009. The business reinsured under this agreement may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to Athene under these agreements) were $1.3 billion and $834.2 million at December 31, 2010 and 2009, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to Athene should Athene fail to meet the obligations it has coinsured. The annuity deposits that have been ceded to Athene are being held in a trust on a funds withheld basis. American Equity Life is named as the sole beneficiary of the trust. The funds withheld are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the funds withheld account would ever reach a point where it is less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in a trust for the amount

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of any shortfall. At December 31, 2010, Athene has adequate capital reserves and a significant capital commitment from its equity investor. None of the coinsurance deposits with Athene are deemed by management to be uncollectible. The balance due under these agreements to Athene was $19.0 million and $16.9 million at December 31, 2010 and 2009, respectively, and represents the fair value of call options held by us to fund index credits related to the ceded business net of cash due to or from Athene related to monthly settlements of policy activity.
Amounts ceded to EquiTrust and Athene under these agreements are as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Consolidated Statements of Operations
Annuity product charges	$6,937	$7,196	$8,540
Change in fair value of derivatives	19,408	22,878	(37,436)
	$26,345	$30,074	$(28,896)

Interest sensitive and index product benefits	$96,872	$45,734	$33,208
Change in fair value of embedded derivatives	3,373	46,284	(10,626)
Other operating costs and expenses	8,948	9,764	1,669
	$109,193	$101,782	$24,251
Consolidated Statements of Cash Flows
Annuity deposits	$(478,962)	$(749,260)	$(1,310)
Cash payments to policyholders	211,324	193,760	184,525
	$(267,638)	$(555,500)	$183,215
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
The 2008 Hannover Transaction is a coinsurance and yearly renewable term reinsurance agreement for statutory purposes and provided $29.5 million in net pretax statutory surplus benefit in 2008. Pursuant to the terms of this agreement, pretax statutory surplus was reduced by $6.7 million in 2010 and is expected to be reduced as follows: 2011—$6.7 million; 2012—$6.8 million; 2013—$6.9 million. These amounts include risk charges equal to 5.0% of the pretax statutory surplus benefit as of the end of each calendar quarter. During 2008 we recaptured business previously ceded to Hannover under another coinsurance and yearly renewable term reinsurance agreement which was similar to the 2008 Hannover Transaction. Risk charges attributable to these two agreements were $1.1 million, $1.3 million and $0.6 million during 2010, 2009 and 2008, respectively.
The 2005 Hannover Transaction is a yearly renewable term reinsurance agreement for statutory purposes covering 47% of waived surrender charges related to penalty free withdrawals and deaths on certain business. The agreement was amended in 2010 and 2009 to include policy forms that were not in existence at the time this agreement became effective. We may recapture the risks reinsured under this agreement as of the end of any quarter beginning October 1, 2008. The 2009 amendment includes a provision that makes it punitive for us not to recapture the business ceded prior to January 1, 2013. The reserve credit recorded on a statutory basis by American Equity Life was $135.2 million and $106.8 million at December 31, 2010 and 2009, respectively. We pay quarterly reinsurance premiums under this agreement with an experience refund calculated on a quarterly basis resulting in a risk charge equal to approximately 5.8% of the weighted average statutory reserve credit. Risk charges attributable to the 2005 Hannover Transaction were $6.9 million, $5.1 million and $3.8 million during 2010, 2009 and 2008, respectively.
Indemnity Reinsurance
In the normal course of business, we seek to limit our exposure to loss on any single insured and to recover a portion of benefits paid under our annuity, life and accident and health insurance products by ceding reinsurance to other insurance enterprises or reinsurers. Reinsurance contracts do not relieve us of our obligations to its policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, our life insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses to us. To limit the possibility of such losses, we evaluate the financial condition of our reinsurers, and monitor concentrations of credit risk. No allowance for uncollectible amounts has been established against our asset for amounts receivable from other insurance companies since none of the receivables are deemed by management to be uncollectible.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reinsurance coverages for life insurance vary according to the age and risk classification of the insured. Reinsurance related to life and accident and health insurance that was ceded by us primarily to two reinsurers was immaterial.
During 2007, we entered into reinsurance agreements with Ace Tempest Life Reinsurance Ltd and Hannover to cede 50% to each of the risk associated with our living income benefit rider on certain fixed index annuities issued in 2007. The amounts ceded under these agreements were immaterial as of and for the years ended December 31, 2010, 2009 and 2008.

8.     Income Taxes
We file consolidated federal income tax returns that include all of our wholly-owned subsidiaries except Eagle Life which must file a separate federal income tax return for 2009–2013 under applicable federal income tax guidelines. Our income tax expense as presented in the consolidated financial statements is summarized as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Consolidated statements of operations:
Current income taxes	$140,381	$73,784	$16,031
Deferred income taxes (benefits)	(118,048)	(56,150)	45,075
Total income tax expense included in consolidated statements of operations	22,333	17,634	61,106
Stockholders' equity:
Expense (benefit) relating to:
Cumulative effect of noncredit OTTI	—	2,462	—
Change in net unrealized investment losses	60,456	39,680	(58,394)
Share-based compensation	(480)	277	(313)
Issuance of convertible debt	—	10,756	—
Total income tax expense included in consolidated financial statements	$82,309	$70,809	$2,399
Income tax expense (benefit) in the consolidated statements of operations differed from the amount computed at the applicable statutory federal income tax rate of 35% as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Income before income taxes	$65,266	$86,164	$77,053
Income tax expense on income before income taxes	$22,843	$30,157	$26,969
Tax effect of:
State income taxes	(859)	(438)	(449)
Deferred tax asset valuation allowance	—	(11,949)	34,483
Other	349	(136)	103
Income tax expense	$22,333	$17,634	$61,106
Effective tax rate	34.2%	20.5%	79.3%

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income tax assets or liabilities are established for temporary differences between the financial reporting amounts and tax bases of assets and liabilities that will result in deductible or taxable amounts, respectively, in future years. The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2010 and 2009, are as follows:

	December 31,
	2010	2009
	(Dollars in thousands)
Deferred income tax assets:
Policy benefit reserves	$1,265,860	$999,544
Net unrealized losses on available for sale fixed maturity and equity securities	—	28,533
Other than temporary impairments	12,920	24,883
Amounts due reinsurer	5,045	11,567
Other policyholder funds	5,448	2,510
Litigation settlement accrual	16,800	—
Deferred compensation	14,453	11,786
Net operating loss carryforwards	10,144	4,912
Other	8,518	8,896
Gross deferred tax assets	1,339,188	1,092,631
Deferred income tax liabilities:
Deferred policy acquisition costs and deferred sales inducements	(1,043,016)	(845,411)
Net unrealized gains on available for sale fixed maturity and equity securities	(31,923)	—
Convertible senior notes	(17,567)	(18,363)
Derivative instruments	(89,898)	(137,516)
Investment income items	(8,902)	(2,314)
Other	(4,629)	(3,366)
Gross deferred tax liabilities	(1,195,935)	(1,006,970)
Net deferred income tax asset	$143,253	$85,661
The total deferred income tax asset includes other than temporary impairments on investments. The other than temporary impairments will not be available for utilization for tax purposes until the securities are either sold at a loss or deemed completely worthless. The other than temporary impairments totaled $36.9 million and $70.8 million as of December 31, 2010 and 2009, respectively. In 2008, we recorded a valuation allowance of $34.5 million on the deferred income tax assets related to capital loss carryforwards and other than temporary impairments on investment securities, as utilization of the income tax benefits from a portion of these items was not more likely than not due to the fact that we had insufficient future taxable income from capital gain sources. The valuation allowance was eliminated in 2009 due to taxable income from capital gain sources and an increase in anticipated future taxable income from capital gain sources. The 2009 taxable income from capital gain sources resulted from the recognition of net realized gains on sales of available for sale fixed maturity and equity securities that were sold as part of a tax planning strategy to generate taxable capital gains to offset the recognition of capital losses for income tax purposes and resulted in $11.9 million recognized as a component of 2009 income tax expense. The remaining $22.5 million of the valuation allowance was reversed through an adjustment to retained earnings. The increase in anticipated future taxable income from capital gain sources resulted from an increase in unrealized gains on securities in our available for sale investment portfolio which may be sold as part of a tax planning strategy to generate capital gains to offset capital losses.
Included in the deferred income taxes is the expected income tax benefit attributable to unrealized losses on available for sale fixed maturity securities. There is no valuation allowance provided for the deferred tax asset attributable to unrealized losses on available for sale fixed maturity securities. Management expects that the passage of time will result in the reversal of these unrealized losses due to the fair value increasing as these securities near maturity. Management has the intent and ability to hold these securities to maturity because we generate adequate cash flow from new business to fund all foreseeable cash flow needs and do not believe it would ever be necessary to liquidate these securities at a loss to meet cash flow needs. For deferred income taxes related to unrealized losses on equity securities, we had sufficient future taxable income from capital gain sources to support the realizability of the deferred tax asset.
Realization of our deferred income tax assets is more likely than not based on expectations as to our future taxable income and considering all other available evidence, both positive and negative. Therefore, no valuation allowance against deferred income tax assets has been established as of December 31, 2010 and 2009.
There were no material income tax contingencies requiring recognition in our consolidated financial statements as of December 31, 2010. We are no longer subject to income tax examinations by tax authorities for years prior to 2007.
At December 31, 2010, we had non-life net operating loss carryforwards for federal income tax purposes totaling $22.0 million which expire beginning in 2018 through 2030.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Notes Payable and Amounts Due Under Repurchase Agreements
In September 2010, we issued $200.0 million principal amount of 3.5% Convertible Senior Notes Due 2015 (the "2015 notes"). The 2015 notes have a stated interest rate of 3.5%, mature on September 15, 2015, and are intended to be settled in cash; however, in certain limited circumstances we have the discretion to settle in shares of our common stock or a combination of cash and shares of our common stock. Contractual interest payable on the 2015 notes began accruing in September 2010 and is payable semi-annually in arrears each March 15th and September 15th. The initial purchaser's transaction fees and expenses totaling $6.8 million were capitalized as deferred financing costs and will be amortized over the term of the 2015 notes using the effective interest method.

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

If a fundamental change, as defined in the indenture, occurs prior to maturity and our stock price is at least $10.00 per share at that time, the conversion rate will increase by an additional amount of up to 20 shares of our common stock per $1,000 principal amount of 2015 notes, which amount would be paid to each holder that elects to convert its 2015 notes at that time.

The conversion option of the 2015 notes (the "2015 notes embedded conversion derivative") is an embedded derivative that requires bifurcation from the 2015 notes and is accounted for as a derivative liability, which is included in Other liabilities in our Consolidated Balance Sheets. The fair value of the 2015 notes embedded conversion derivative at the time of issuance of the 2015 notes was $37.0 million, and was recorded as the original debt discount for purposes of accounting for the debt component of the 2015 notes. This discount will be recognized as interest expense using the effective interest method over the term of the 2015 notes. The estimated fair value of the 2015 notes embedded conversion derivative was $66.6 million as of December 31, 2010.

Concurrently with the issuance of the 2015 notes, we entered into hedge transactions (the "2015 notes hedges") with various parties whereby we have the option to receive the cash equivalent of the conversion spread on approximately 16.0 million shares of our common stock based upon a strike price of $12.50 per share, subject to certain conversion rate adjustments in the 2015 notes. These options expire on September 15, 2015 and must be settled in cash. The aggregate cost of the 2015 notes hedges was $37.0 million. The 2015 notes hedges are accounted for as derivative assets, and are included in Other assets in our Consolidated Balance Sheets. The estimated fair value of the 2015 notes hedges was $66.6 million as of December 31, 2010.

The 2015 notes embedded conversion derivative and the 2015 notes hedges are adjusted to fair value each reporting period and unrealized gains and losses are reflected in our Consolidated Statements of Operations.

In separate transactions, we also sold warrants (the "2015 warrants") to two counterparties for the purchase of up to approximately 16.0 million shares of our common stock at a price of $16.00 per share. The warrants expire on various dates from December 2015 through March 2016 and are intended to be settled in net shares. The total number of shares of common stock deliverable under the 2015 warrants is, however, currently limited to 11.6 million shares. We received $15.6 million in cash proceeds from the sale of the 2015 warrants, which has been recorded as an increase in additional paid-in capital. Changes in the fair value of these warrants will not be recognized in our Consolidated Financial Statements as long as the instruments remain classified as equity. The warrants are included in diluted earnings per share to the extent the impact is dilutive.
In December 2004, we issued $260.0 million of convertible senior notes due December 15, 2024 (the "2024 notes"), of which $22.9 million was assigned to the equity component (net of income tax of $16.1 million). In December 2009, we issued $115.8 million of contingent convertible senior notes due December 15, 2029 (the "2029 notes"), of which $15.6 million was assigned to the equity component (net of income tax of $11.0 million). $52.2 million of the December 2029 notes were issued for cash, and $63.6 million were issued in exchange of $63.6 million of the 2024 notes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 2024 notes and 2029 notes bear interest at a fixed rate of 5.25% per annum. Interest is payable semi-annually in arrears on June 6 and December 6 of each year. In addition to regular interest on the notes, beginning with the six-month interest period ending June 6, 2012 for the December 2024 notes and June 6, 2015 for the 2029 notes, we will also pay contingent interest under certain conditions at a rate of 0.5% per annum based on the average trading price of the notes during a specified period.
The 2024 and 2029 notes are convertible at the holders' option prior to the maturity date into cash and shares of our common stock under the following conditions:

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
Holders may convert any outstanding notes into cash and shares of our common stock at a conversion price per share of $14.03 for the 2024 notes and $9.69 for the 2029 notes. This represents a conversion rate of approximately 71.3 shares and 103.2 shares of common stock per $1,000 in principal amount of notes (the "conversion rate") for the 2024 notes and the 2029 notes, respectively. Subject to certain exceptions described in the indentures covering these notes, at the time the notes are tendered for conversion, the value (the "conversion value") of the cash and shares of our common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the conversion rate by the "ten day average closing stock price", which equals the average of the closing per share prices of our common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. We will deliver the conversion value to holders as follows: (1) an amount in cash (the "principal return") equal to the lesser of (a) the aggregate conversion value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate conversion value of the notes to be converted is greater than the principal return, an amount in shares (the "net shares") equal to such aggregate conversion value less the principal return (the "net share amount") and (3) an amount in cash in lieu of fractional shares of common stock. The number of net shares to be paid will be determined by dividing the net share amount by the ten day average closing stock price.
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
Our convertible notes are senior unsecured obligations and rank equally in right of payment with all existing and future senior indebtedness and senior to any existing and future subordinated indebtedness. Our convertible notes effectively rank junior in right of payment to any existing and future secured indebtedness to the extent of the value of the assets securing such secured indebtedness. Our convertible notes are structurally subordinated to all liabilities of our subsidiaries.
We are required to include the dilutive effect of the 2024 and 2029 notes in our diluted earnings per share calculation. Because these notes include a mandatory cash settlement feature for the principal amount, incremental dilutive shares will only exist when the fair value of our common stock at the end of the reporting period exceeds the conversion price per share of $14.03 for the 2024 notes and $9.69 for the 2029 notes. At December 31, 2010, the conversion premium of the 2029 notes was dilutive and the effect has been included in diluted earnings per share for the year ended December 31, 2010. The 2015 notes and the 2015 notes hedges are excluded from the dilutive effect in our diluted earnings per share calculation as they are currently to be settled only in cash. The 2015 warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the strike price of the 2015 warrants.
We purchased $78.1 million principal amount of the 2024 notes, carrying $7.4 million of unamortized debt discounts and debt issue costs, in 2008 for $61.4 million in cash, of which $0.4 million was assigned to the reacquisition of the equity component which resulted in gains totaling $9.7 million. In 2009, we exchanged five million shares of our common stock for $37.2 million principal amount of the 2024 notes which resulted in a gain on exchange of debt of $3.1 million. The fair value of our common stock issued was $31.2 million and the 2024 notes extinguished in the common stock for debt exchange carried unamortized debt discount and debt issue costs totaling $2.9 million. The $63.6 million principal amount of the 2024 notes extinguished in the debt for debt exchange in 2009 carried unamortized debt discount and debt issue costs totaling $3.8 million. In 2010, we extinguished $6.7 million principal amount of the outstanding 2024 notes for $6.6 million in cash. The extinguished notes carried unamortized debt issue costs and unamortized debt discounts totaling $0.3 million. No value was assigned to reacquire of the equity component of the debt.  A $0.3 million loss on extinguishment of debt was recorded for the amount that the cash payment exceeded the carrying of value the notes extinguished.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The liability and equity components of the 2024 notes and 2029 notes are accounted for separately in the consolidated balance sheets. The liability component of the 2015 notes and the liability and equity components of the 2024 notes and 2029 notes are as follows:

	December 31, 2010			December 31, 2009
	September 2015 Notes	December 2029 Notes	December 2024 Notes	December 2029 Notes	December 2024 Notes

	(Dollars in thousands)			(Dollars in thousands)
Notes payable:
Principal amount of liability component	$200,000	$115,839	$74,494	$115,839	$81,152
Unamortized discount	(35,335)	(22,306)	(1,857)	(26,542)	(3,982)
Net carrying amount of liability component	$164,665	$93,533	$72,637	$89,297	$77,170
Additional paid-in capital:
Carrying amount of equity component		$15,586	$22,637	$15,586	$22,637
Amount by which the if-converted value exceeds principal	$800	$34,191	$—	$—	$—
The discount is being amortized over the expected life of the notes, which is December 15, 2011 for the 2024 notes, December 15, 2014 for the 2029 notes and September 15, 2015 for the 2015 notes. The expected life of the notes are based on the dates at which we may redeem the notes or the holders may require us to repurchase the notes. The effective interest rates are 8.9%, 8.5% and 11.9% on the 2015 notes, 2024 notes and 2029 notes, respectively. The interest cost recognized in operations for the convertible senior notes, inclusive of the coupon and amortization of the discount and debt issue costs was $20.9 million, $12.8 million, and $15.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.
During 2006, we entered into a $150 million revolving line of credit agreement with eight banks. The revolving period of the facility is five years. The applicable interest rate is floating at LIBOR plus 0.80% or the greater of prime rate or federal funds rate plus 0.50%, as elected by us. In September 2010, we used $150 million of the 2015 notes proceeds to pay off the revolving line of credit. No amount was outstanding at December 31, 2010. The amount outstanding under the revolving line of credit was $150.0 million at December 31, 2009. Under this agreement, we are required to maintain a minimum risk-based capital ratio at American Equity Life, a maximum ratio of debt to total capital, minimum consolidated net worth and a minimum cash coverage ratio. We are in compliance with all debt covenants at December 31, 2010.
Subsequent to December 31, 2010, we terminated the $150 million revolving line of credit agreement and entered into a $160 million revolving line of credit agreement with seven banks. The revolving period of the $160 million facility will be three years. The interest rate will be floating at a rate based on our election that will be equal to the applicable base rate (highest of the rate of interest publicly announced by JPMorgan Chase Bank as its prime rate in effect at its principal office in New York City, the federal funds effective rate from time to time plus 0.50% and the adjusted LIBOR for a one month interest period on such day plus 1.00%) plus the applicable margin or the adjusted LIBOR plus the applicable margin. The applicable margin and commitment fee rate are based on our credit rating and can change throughout the period of the credit facility. Based on our current credit rating the applicable margin is 2.00% and the commitment fee is 0.50% on the unused portion of credit available. Under this agreement, we are required to maintain a minimum risk-based capital ratio at American Equity Life, a maximum ratio of debt to total capital, a minimum cash coverage ratio, and a minimum level of statutory surplus at American Equity Life.
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). We had no borrowings under repurchase agreements during 2010. The maximum amount borrowed during 2009 and 2008 was $440.0 million and $641.1 million, respectively. When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $150.7 million and $359.9 million for the years ended December 31, 2009 and 2008, respectively. The weighted average interest rate on amounts due under repurchase agreements was 0.35% and 2.28% for the years ended December 31, 2009 and 2008, respectively.

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a summary of subordinated debt obligations to the trusts at December 31, 2010 and 2009:

	December 31,
	2010	2009	Interest Rate	Due Date
	(Dollars in thousands)
American Equity Capital Trust I	$22,893	$22,953	8%	September 30, 2029
American Equity Capital Trust II	75,932	75,784	5%	June 1, 2047
American Equity Capital Trust III	27,840	27,840	*LIBOR + 3.90%	April 29, 2034
American Equity Capital Trust IV	12,372	12,372	*LIBOR + 4.00%	January 8, 2034
American Equity Capital Trust VII	10,830	10,830	*LIBOR + 3.75%	December 14, 2034
American Equity Capital Trust VIII	20,620	20,620	*LIBOR + 3.75%	December 15, 2034
American Equity Capital Trust IX	15,470	15,470	*LIBOR + 3.65%	June 15, 2035
American Equity Capital Trust X	20,620	20,620	*LIBOR + 3.65%	September 15, 2035
American Equity Capital Trust XI	20,620	20,620	*LIBOR + 3.65%	December 15, 2035
American Equity Capital Trust XII	41,238	41,238	*LIBOR + 3.50%	April 7, 2036
	$268,435	$268,347
*—three month London Interbank Offered Rate
The interest rate for Trust XI was fixed at 8.595% for 5 years until December 15, 2010 and is now floating based upon the three month London Interbank Offered Rate ("LIBOR") plus 3.65%. See note 5 for discussion on interest rate swaps used to manage the interest rate risk on our subordinated debentures.
American Equity Capital Trust I issued 865,671 shares of 8% trust preferred securities, of which 2,000 shares are held by one of our subsidiaries. During 2010 and 2008, 2,010 and 8,333 shares of these trust preferred securities converted into 7,444 and 30,862 shares of our common stock, respectively. There were no conversions during 2009. The remaining 736,328 shares of these trust preferred securities not held by a subsidiary are convertible into 2,727,084 shares of our common stock.
The principal amount of the subordinated debentures issued by us to American Equity Capital Trust II ("Trust II") is $100.0 million. These debentures were assigned a fair value of $74.7 million at the date of issue (based upon an effective yield-to-maturity of 6.8%). The difference between the fair value at the date of issue and the principal amount is being accreted over the life of the debentures. The trust preferred securities issued by Trust II were issued to Iowa Farm Bureau Federation, which owns more than 50% of the voting capital stock of FBL Financial Group, Inc. ("FBL"), parent company of EquiTrust. The consideration received by Trust II in connection with the issuance of its trust preferred securities consisted of fixed income securities of equal value which were issued by FBL.

11.   Retirement and Share-based Compensation Plans
We have adopted a contributory defined contribution plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all of our full-time employees subject to minimum eligibility requirements. Employees can contribute a percentage of their annual salary (up to a maximum contribution of $16,500 in 2010 and 2009 and $15,500 in 2008) to the plan. We contribute an additional amount, subject to limitations, based on the voluntary contribution of the employee. Further, the plan provides for additional employer contributions based on the discretion of the Board of Directors. Plan contributions charged to expense was $0.3 million for the year ended December 31, 2010 and $0.2 million for each of the years ended December 31, 2009 and 2008.
During 2010, we established the American Equity Investment Life Holding Company Short-Term Performance Incentive Plan. Under this plan, certain members of our senior management may receive incentive awards comprised of a cash component and a restricted stock component. Shares of restricted stock received will be granted pursuant to the 2009 Employee Incentive Plan and will vest on the date three years following the date the Committee approves the payment of the incentive award provided that the participant remains employed by us. Shares vest immediately for participants 65 years of age with 10 years of service with us. Compensation expense under this plan is recognized upon approval of the incentive award by the compensation committee.
We have deferred compensation arrangements with certain officers, directors, and consultants, whereby these individuals agreed to take our common stock at a future date in lieu of cash payments at the time of service. The common stock is to be issued in conjunction with a "trigger event", as that term is defined in the individual agreements. At December 31, 2010 and 2009, these individuals have earned, and we have reserved for future issuance, 479,972 and 434,029 shares of common stock, respectively, pursuant to these arrangements. We have incurred share-based compensation expense of $0.4 million for the year ended December 31, 2010, $0.1 million for the year ended December 31, 2009 and $0.2 million for the year ended December 31, 2008 under these arrangements.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The deferred compensation liability is recorded at the fair market value of the assets in the Officer Rabbi Trust with the change in fair value included as a component of compensation expense. The deferred compensation liability related to these agreements was $2.3 million, $1.4 million and $1.3 million at December 31, 2010, 2009 and 2008, respectively. During 2010, 2009 and 2008, the Officer Rabbi Trust purchased 104,661 shares of our common stock at a cost of $1.2 million, 8,100 shares of our common stock at a cost of $0.03 million and 28,333 shares of our common stock at a cost of $0.3 million, respectively. The Officer Rabbi Trust held 173,261 shares, 68,600 shares and 65,351 shares of our common stock at December 31, 2010, 2009 and 2008, respectively, which are treated as treasury shares.
During 1997, we established the American Equity Investment NMO Deferred Compensation Plan ("NMO Deferred Compensation Plan") whereby agents can earn common stock in addition to their normal commissions. The NMO Deferred Compensation Plan was effective until December 31, 2006 at which time it was suspended. Awards were calculated using formulas determined annually by our Board of Directors and are generally based upon new annuity deposits. These shares will be distributed at the end of the vesting and deferral period of 9 years. We recognize commission expense and an increase to additional paid-in capital as share-based compensation when the awards vest. For the years ended December 31, 2010, 2009 and 2008, agents vested in 1,052 shares, 53,208 shares and 164,777 shares of common stock, respectively, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $0.01 million, $0.4 million and $1.2 million, respectively, under these plans. At December 31, 2010 and 2009, the total number of undistributed vested shares under the NMO Deferred Compensation Plan was 2,580,612 and 2,746,525, respectively. These shares are included in the computation of earnings per share and earnings per share—assuming dilution. There were no unvested shares that potentially may be vested in by agents in the future under the NMO Deferred Compensation Plan as of December 31, 2010.
We have a Rabbi Trust, the NMO Deferred Compensation Trust (the "NMO Trust") which has purchased shares of our common stock to fund the amount of vested shares under the NMO Deferred Compensation Plan. The common stock held in the NMO Trust is treated as treasury stock. The NMO Trust purchased 4,262 shares and 163,161 shares of our common stock during 2009 and 2008 at a cost of $0.01 million and $1.6 million, respectively. The NMO Trust did not purchase any shares during 2010. The NMO Trust distributed 166,965 and 334,515 shares during 2010 and 2009, respectively. The number of shares held by the NMO Trust at December 31, 2010 and 2009 was 1,855,835 and 2,022,800, respectively.
Our 1996 Stock Option Plan, 2000 Employee Stock Option Plan and 2000 Directors Stock Option Plan authorized grants of options to officers, directors and employees for an aggregate of up to 3,225,000 shares of our common stock. All options granted under these plans have 10 year terms and a six month vesting period after which they become fully exercisable immediately. At December 31, 2010, we had no shares of common stock available for future grant under these plans. In 2009, we adopted the 2009 Employee Incentive Plan which authorizes the grant of options, stock appreciation rights, restricted stock awards and restricted stock units convertible into or based upon our common stock up to 2,500,000 shares. All options granted under this plan have 10 year terms and a 3 year vesting period after which they become fully exercisable immediately. At December 31, 2010, we had 1,818,500 shares of common stock available for future grant under the 2009 Employee Incentive Plan.
The fair value for each stock option granted to officers, directors and employees during the years ended December 31, 2010, 2009 and 2008 was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2010		2009	2008
	Directors and Retirement Eligible Employees	Non-Retirement Eligible Employees
Average risk-free interest rate	2.17%	2.99%	3.45%	3.90%
Dividend yield	0.8%	0.8%	1.2%	0.6%
Average expected life	5 years	8 years	8 years	8 years
Volatility	75.7%	75.7%	67.0%	26.0%
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We use the historical realized volatility of our stock for the expected volatility assumption within the valuation model. For options granted since 2007, the weighted average expected term for the majority of our options were calculated using average historical behavior.
During 2007, we established the Independent Insurance Agent Stock Option Plan. During 2010, we established the 2010 Independent Insurance Agent Stock Option plan. Under these plans, agents of American Equity Life may receive grants of options to acquire shares of our common stock based upon their individual sales. The plan authorizes grants of options to agents for an aggregate of up to 5,000,000 shares of our common stock. We recognize commission expense and an increase to additional paid-in capital as share-based compensation equal to the fair value of the options as they are earned. The fair value of the options are estimated using a Black-Scholes option valuation model until the grant date, at which time the options are included as permanent equity. The assumptions used for estimating the fair value of the options for 2010 were an average risk fee rate of 1.44%, dividend yield of 0.78%, average expected life of 3 3/4 years and volatility of 68.04%. The assumptions used for estimating the fair value of the options for 2009 were an average risk fee rate of 2.22%, dividend yield of 1.05%, average expected life of 3 3/4 years and volatility of 59.8%. The assumptions used for estimating the fair value of the options for 2008 were an average risk fee rate of 1.46%, dividend yield of 1%, average expected life of 3 3/4 years and volatility of 46.6%. American Equity Life's agents earned 670,850 options

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

during 2008, which were granted in January 2009, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $1.6 million in 2008. American Equity Life's agents earned 1,052,000 options during 2009, which were granted in January 2010, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $3.4 million in 2009. American Equity Life's agents earned 1,361,900 options during 2010, which were granted in January 2011, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $8.2 million in 2010. All options granted have 7 year terms and a six month vesting period after which they become exercisable immediately.
Changes in the number of stock options outstanding during the years ended December 31, 2010, 2009 and 2008 are as follows:

	Number of Shares	Weighted-Average Exercise Price per Share	Total Exercise Price
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2008	1,451,017	$9.62	$13,962
Granted	986,550	9.11	8,990
Canceled	(17,650)	10.54	(186)
Exercised	(35,529)	6.18	(220)
Outstanding at December 31, 2008	2,384,388	9.46	22,546
Granted	1,009,250	6.86	6,926
Canceled	(251,449)	7.37	(1,852)
Exercised	—	—	—
Outstanding at December 31, 2009	3,142,189	8.79	27,620
Granted	1,794,200	8.76	15,726
Canceled	(120,000)	8.80	(1,037)
Exercised	(695,539)	8.64	(6,122)
Outstanding at December 31, 2010	4,120,850	8.78	$36,187
The following table summarizes information about stock options outstanding at December 31, 2010:

	Stock Options Outstanding			Stock Options Vested
Range of Exercise Prices	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share
$5.07 - $5.07	12,500	5.44	$5.07	—	—	$—
$5.85 - $9.16	2,422,850	5.48	7.72	2,077,850	5.02	7.87
$9.49 - $11.46	1,662,500	6.35	10.30	499,000	3.53	10.76
$11.88 - $14.34	23,000	5.39	12.54	23,000	5.39	12.54
$5.07 - $14.34	4,120,850	5.83	8.78	2,599,850	4.74	8.47
The aggregate intrinsic value for stock options outstanding and vested awards was $15.5 million and $6.5 million, respectively, at December 31, 2010. For the years ended December 31, 2010 and 2008, the total intrinsic value of options exercised by officers, directors and employees was $0.6 million and $0.1 million, respectively. There were no option exercises during the year ended December 31, 2009. Intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date. Cash received from stock options exercised for the years ended December 31, 2010 and 2008 was $6.1 million and $0.2 million, respectively. The tax benefit realized for the tax deduction from the exercise of stock options by officers, directors, employees and agents for the years ended December 31, 2010 and 2008 was $0.3 million and $0.1 million, respectively.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dividends on allocated ESOP shares are recorded as a reduction in retained earnings and are credited to employee accounts. Dividends on unallocated shares held by the ESOP will be used to repay indebtedness. As of December 31, 2010, 2009 and 2008, there were 50,479 shares, 35,993 shares and 22,179 shares committed for release and compensation expense of $0.8 million, $0.4 million and $0.3 million was recognized in 2010, 2009 and 2008, respectively. The fair value of 447,048 unreleased shares, 527,272 unreleased shares and 588,312 shares was $5.6 million,$3.9 million and $4.1 million at December 31, 2010, 2009 and 2008, respectively.

12.   Life Insurance Subsidiaries
Prior approval of regulatory authorities is required for the payment of dividends to us by our life insurance subsidiaries which exceed an annual limitation. During 2011, American Equity Life can pay dividends to us of $187.5 million, without prior approval from regulatory authorities.
Statutory accounting practices prescribed or permitted by regulatory authorities for our life insurance subsidiaries differ from GAAP. Combined net income (loss) for our life insurance subsidiaries as determined in accordance with statutory accounting practices was $172.9 million (unaudited), $116.9 million and $(7.1) million in 2010, 2009 and 2008, respectively, and total statutory capital and surplus of our life insurance subsidiaries was $1,400.7 million and $1,193.1 million at December 31, 2010 and 2009, respectively. Calculations using the NAIC formula at December 31, 2010, indicated that American Equity Life's ratio of total adjusted capital to the highest level of required capital at which regulatory action might be initiated was 339%.

13.   Commitments and Contingencies
We lease our home office space and certain equipment under various operating leases. Rent expense for the years ended December 31, 2010, 2009 and 2008 totaled $1.9 million, $1.7 million and $1.4 million, respectively. At December 31, 2010, the aggregate future minimum lease payments are $11.9 million. The following represents payments due by period for operating lease obligations as of December 31, 2010 (dollars in thousands):

Year Ending December 31:
2011	$1,274
2012	1,210
2013	1,075
2014	1,053
2015	1,040
2016 and thereafter	6,290
Assessments are, from time to time, levied on us by life and health guaranty associations in most states in which we are licensed to cover losses to policyholders of insolvent or rehabilitated companies. The liability established by us for future assessments related to the insolvency of London Pacific Life and Annuity Company and Lincoln Memorial Life Insurance Company was $0.6 million as of December 31, 2010 and 2009. We believe the liability for guaranty fund assessments is sufficient to provide for future assessments based upon known insolvencies.
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

In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in two lawsuits, one class action and one purported class action, involving allegations of improper sales practices and similar claims as described below. In February 2011, we entered into a settlement with the plaintiffs in the class action lawsuit, which is subject to final court approval and is more fully described below. The pending purported class action lawsuit referred to below is in the pre-litigation and discovery stages and we do not have sufficient information to make an assessment of the plaintiffs' claims for liability or damages. The plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages, which are difficult to quantify and cannot be estimated based on the information currently available. While we are uncertain as to the ultimate outcome of the pending purported class action lawsuit, there can be no assurance that such litigation, or any other pending or future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.

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

The plaintiffs in the SLO Case represent a class of individuals who are California residents age 65 and older and who either purchased their annuity from us through a co-defendant marketing organization or who purchased one of a defined set of particular annuities issued by us. The

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

named plaintiffs in this case are: Chalys M. Stephens and John P. Stephens. Following a mediation conducted on January 21, 2011, we reached a settlement in principal with the plaintiffs. Preliminary approval of the settlement was issued by the court on March 1, 2011, and although we anticipate final court approval of the settlement, there can be no assurance of such final approval. The settlement, if final court approval is received, will provide a total settlement benefit of $36 million to past and present policyholders who are members of the class and, if awarded by the court, will provide for attorneys' fees payable to the plaintiff's counsel up to $11 million, litigation expenses in an amount up to $950,000, and incentives of $25,000 payable to each of the two class representatives. These amounts have been recorded as an other liability in the consolidated balance sheet at December 31, 2010. The net charge to operations of the settlement (after related reductions in amortization of deferred sales inducements and deferred policy acquisition costs and income taxes) was $27.3 million and is included in our consolidated statement of operations for the year ended December 31, 2010.

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

14.   Sale of Our Common Stock
On August 20, 2009, we entered into distribution agreements with Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC (“FPK”) and Sandler O’Neill & Partners, L.P. ("Sandler O'Neill") to offer and sell shares of our common stock up to an aggregate offering price of $50 million. On December 3, 2009, Macquarie Capital (USA) Inc. ("Macquarie Capital") assumed all of FPK's rights and obligations under our distribution agreement with FPK. On August 4, 2010, we provided notice to Macquarie Capital and Sandler O'Neill that we were terminating the distribution agreements. During 2009, we sold 132,300 shares of our common stock pursuant to these distribution agreements, resulting in gross proceeds to us of $1.1 million, and we had no sales in 2010.

15.   Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share data)
Numerator:
Net income—numerator for earnings per common share	$42,933	$68,530	$15,947
Interest on convertible subordinated debentures (net of income tax benefit)	1,035	1,037	1,042
Numerator for earnings per common share—assuming dilution	$43,968	$69,567	$16,989
Denominator:
Weighted average common shares outstanding(1)	58,506,804	56,137,776	53,749,491
Effect of dilutive securities:
Convertible subordinated debentures	2,729,514	2,734,528	2,753,498
Convertible senior notes	2,904,571	—	—
Stock options and deferred compensation agreements	438,834	43,033	119,219
Denominator for earnings per common share—assuming dilution	64,579,723	58,915,337	56,622,208
Earnings per common share	$0.73	$1.22	$0.30
Earnings per common share—assuming dilution	$0.68	$1.18	$0.30

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
Year ended December 31, 2010	4,120,850	$8.75 - $14.34
Year ended December 31, 2009	2,383,789	$6.96 - $14.34
Year ended December 31, 2008	1,964,388	$7.33 - $14.34
In November 2007, our board of directors approved a share repurchase program authorizing us to repurchase up to 10,000,000 shares of our common stock. Prior to the suspension, we had repurchased 3,845,296 shares of our common stock at a cost of $33.3 million. We suspended the repurchase of our common stock under this program during August of 2008.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Quarterly Financial Information (Unaudited)
Unaudited quarterly results of operations are summarized below.

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
2010
Premiums and product charges	$18,805	$21,260	$21,719	$19,273
Net investment income	242,910	254,845	260,475	277,876
Change in fair value of derivatives	82,015	(208,737)	93,980	201,604
Net realized gains on investments, excluding OTTI losses	9,903	1,063	11,298	1,462
Net OTTI losses recognized in operations	(3,223)	(818)	(3,990)	(15,836)
Gain (loss) on retirement of debt	—	(292)	—	—
Total revenues	350,410	67,321	383,482	484,379
Net income (loss)	14,885	(1,504)	20,514	9,038
Earnings (loss) per common share	0.26	(0.03)	0.35	0.15
Earnings (loss) per common share—assuming dilution	0.25	(0.03)	0.33	0.14
2009
Premiums and product charges	$18,537	$19,482	$19,001	$18,992
Net investment income	220,654	226,803	241,471	243,244
Change in fair value of derivatives	(43,823)	30,494	121,507	108,718
Net realized gains on investments, excluding OTTI losses	760	4,317	5,510	40,692
Net OTTI losses recognized in operations	(13,438)	(5,643)	(44,575)	(23,115)
Gain (loss) on retirement of debt	—	3,098	—	(3,773)
Total revenues	182,690	278,551	342,914	384,758
Net income (loss)	26,475	9,012	(2,978)	36,021
Earnings (loss) per common share	0.50	0.16	(0.05)	0.62
Earnings (loss) per common share—assuming dilution	0.48	0.16	(0.05)	0.60
Earnings per common share for each quarter is computed independently of earnings per common share for the year. As a result, the sum of the quarterly earnings per common share amounts may not equal the earnings per common share for the year.
In the quarter ended December 31, 2010, we adjusted for an overstatement of our single premium immediate annuity reserves that resulted in a cumulative overstatement of net income for the first three quarters of 2010 of $1.2 million.
The differences between the change in fair value of derivatives for each quarter primarily correspond to the performance of the indices upon which our call options are based. The comparability of net income (loss) is impacted by the application of fair value accounting to our fixed index annuity business as follows:

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands)
2010	$(12,883)	$(30,536)	$(8,996)	$(14,301)
2009	3,696	(12,541)	(18,162)	(2,938)

Schedule I—Summary of Investments—Other
Than Investments in Related Parties

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

December 31, 2010

Column A	Column B	Column C	Column D
Type of Investment	Amortized Cost(1)	Fair Value	Amount at which shown in the balance sheet
	(Dollars in thousands)
Fixed maturity securities:
Available for sale
United States Government full faith and credit	$4,082	$4,388	$4,388
United States Government sponsored agencies	2,994,174	3,003,651	3,003,651
United States municipalities, states and territories	2,397,622	2,367,003	2,367,003
Corporate securities	7,325,988	7,577,064	7,577,064
Residential mortgage backed securities	2,900,028	2,878,557	2,878,557
	15,621,894	15,830,663	15,830,663
Held for investment
United States Government sponsored agencies	746,414	731,105	746,414
Redeemable preferred stock	75,786	50,643	75,786
	822,200	781,748	822,200
Total fixed maturity securities	16,444,094	$16,612,411	16,652,863
Equity securities, available for sale:
Non-redeemable preferred stocks	41,947	$42,081	42,081
Common stocks	19,238	23,880	23,880
Total equity securities	61,185	$65,961	65,961
Mortgage loans on real estate	2,598,641		2,598,641
Derivative instruments	332,216		479,786
Other investments	19,680		19,680
Total investments	$19,455,816		$19,816,931

(1)
On the basis of cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturity securities and short-term investments, original cost for derivative instruments and unpaid principal balance less allowance for credit losses for mortgage loans.

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Balance Sheets

(Dollars in thousands)

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$62,324	$54,212
Equity securities of subsidiary trusts	8,191	8,187
Receivable from subsidiaries	1,192	401
Federal income tax recoverable (from subsidiaries)	9,010	6,714
Other assets	86,738	12,620
	167,455	82,134
Investment in and advances to subsidiaries	1,449,375	1,271,383
Total assets	$1,616,830	$1,353,517
Liabilities and Stockholders' Equity
Liabilities:
Notes payable	$330,835	$316,468
Subordinated debentures payable to subsidiary trusts	268,495	268,407
Deferred income tax liability	4,815	9,968
Other liabilities	74,638	4,051
Total liabilities	678,783	598,894
Stockholders' equity:
Common stock	56,968	56,203
Additional paid-in capital	454,454	422,225
Unallocated common stock held by ESOP	(4,815)	(5,679)
Accumulated other comprehensive income (loss)	81,820	(30,456)
Retained earnings	349,620	312,330
Total stockholders' equity	938,047	754,623
Total liabilities and stockholders' equity	$1,616,830	$1,353,517
See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Statements of Operations

(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Net investment income	$295	$31	$852
Dividends from subsidiary trusts	455	482	592
Dividends from subsidiary	—	10,000	—
Investment advisory fees	23,713	21,339	19,299
Surplus note interest from subsidiary	4,080	4,080	4,080
Realized gain (loss) on investments	13	—	(10)
Change in fair value of derivatives	27,059	(2,379)	(1,195)
Gain (loss) on extinguishment of debt	(292)	(675)	9,746
Total revenues	55,323	32,878	33,364
Expenses:
Change in fair value of embedded derivatives	29,595	—	—
Interest expense on notes payable	22,125	14,561	19,013
Interest expense on subordinated debentures issued to subsidiary trusts	14,906	15,819	19,445
Other operating costs and expenses	6,013	8,870	8,519
Total expenses	72,639	39,250	46,977
Loss before income taxes and equity in undistributed income of subsidiaries	(17,316)	(6,372)	(13,613)
Income tax benefit	(7,417)	(6,596)	(5,594)
Loss before equity in undistributed income of subsidiaries	(9,899)	224	(8,019)
Equity in undistributed income of subsidiaries	52,832	68,306	23,966
Net income	$42,933	$68,530	$15,947
See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities
Net income	$42,933	$68,530	$15,947
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of 2015 notes embedded conversion derivative	29,595	—	—
Provision for depreciation and amortization	1,270	838	4,673
Accrual of discount on equity security	(4)	(4)	(4)
Equity in undistributed income of subsidiaries	(52,832)	(78,306)	(23,966)
Equity distributions received from subsidiaries	—	10,000	—
Amortization of premium on fixed maturity security	185	—	—
Accrual of discount on contingent convertible notes	7,761	3,791	979
Change in fair value of 2015 notes hedges	(29,595)	—	—
Realized (gain) loss on investments	(13)	—	10
Loss (gain) on extinguishment of debt	292	675	(9,746)
Accrual of discount on debenture issued to subsidiary trust	148	138	129
Share-based compensation	1,087	320	277
ESOP compensation	82	37	27
Deferred income tax expense (benefit)	(5,153)	(3,181)	(605)
Changes in operating assets and liabilities:
Receivable from subsidiaries	(10)	515	532
Federal income tax recoverable	(2,296)	4,575	3,371
Other assets	(1,925)	(1,308)	884
Other liabilities	3,708	(1,292)	196
Net cash provided by (used in) operating activities	(4,767)	5,328	(7,296)
Investing activities
Capital contributions to subsidiaries	(2,400)	(75,500)	(110)
Purchase of fixed maturity security	(50,260)	—	—
Sales, maturities or repayments of fixed maturity securities—available for sale	50,088	—	34,990
Purchases of property, plant and equipment	(33)	—	—
Net cash provided by (used in) investing activities	(2,605)	(75,500)	34,880
See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Statements of Cash Flows (Continued)

(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Financing activities
Financing fees incurred and deferred	$(6,800)	$(2,751)	$—
Proceeds from notes payable	200,000	127,225	70,000
Repayments of notes payable	(156,641)	—	(61,377)
Purchase of 2015 notes hedge	(37,000)	—	—
Acquisition of common stock	—	—	(30,803)
Excess tax benefits realized from share-based compensation plans	31	—	53
Equity issue costs incurred	—	(1,364)	—
Proceeds from issuance of common stock	6,123	1,061	219
Proceeds from issuance of warrants	15,600	—	—
Other	—	(24)	—
Dividends paid	(5,829)	(4,618)	(3,675)
Net cash provided by (used in) financing activities	15,484	119,529	(25,583)
Increase (decrease) in cash and cash equivalents	8,112	49,357	2,001
Cash and cash equivalents at beginning of year	54,212	4,855	2,854
Cash and cash equivalents at end of year	$62,324	$54,212	$4,855
Supplemental disclosures of cash flow information
Cash paid during the year for interest:
Notes payable	$10,918	$6,474	$13,182
Subordinated debentures	14,717	12,588	19,487
Non-cash financing activity:
Conversion of subordinated debentures	60	—	213
Stock issued in retirement of debt	—	31,250	—
Retirement of debt through debt exchange	—	63,614	—
See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Note to Condensed Financial Statements

December 31, 2010
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

Schedule III—Supplementary Insurance Information

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable
	(Dollars in thousands)
As of December 31, 2010: Life insurance	$1,747,760	$23,655,807	$—	$222,860
As of December 31, 2009: Life insurance	$1,625,785	$19,336,221	$—	$119,403
As of December 31, 2008: Life insurance	$1,579,871	$15,809,539	$—	$111,205

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses
	(Dollars in thousands)
As of December 31, 2010: Life insurance	$81,057	$1,036,106	$932,292	$136,388	$151,646
As of December 31, 2009: Life insurance	$76,012	$932,172	$926,279	$88,009	$88,461
As of December 31, 2008: Life insurance	$65,183	$822,077	$34,055	$126,738	$95,710
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule IV—Reinsurance

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2010:
Life insurance in force, at end of year	$2,505,280	$3,147	$69,734	$2,571,867	2.71%
Insurance premiums and other considerations:
Annuity product charges	$76,012	$6,937	$—	$69,075	—
Traditional life and accident and health insurance premiums	11,811	711	882	11,982	7.36%
	$87,823	$7,648	$882	$81,057	1.09%
Year ended December 31, 2009:
Life insurance in force, at end of year	$2,508,623	$2,945	$72,874	$2,578,552	2.83%
Insurance premiums and other considerations:
Annuity product charges	$70,554	$7,196	$—	$63,358	—
Traditional life and accident and health insurance premiums	12,014	243	883	12,654	6.98%
	$82,568	$7,439	$883	$76,012	1.16%
Year ended December 31, 2008:
Life insurance in force, at end of year	$2,518,884	$2,275	$80,371	$2,596,980	3.09%
Insurance premiums and other considerations:
Annuity product charges	$61,211	$8,540	$—	$52,671	—
Traditional life and accident and health insurance premiums	11,800	158	870	12,512	6.95%
	$73,011	$8,698	$870	$65,183	1.32%
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule V—Valuation and Qualifying Accounts

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

	Balance January 1,	Charged to Costs and Expenses	Translation Adjustment	Write-offs/Payments/Other	Balance December 31,
	(Dollars in thousands
Year Ended December 31, 2010
Valuation allowance on mortgage loans	$(5,266)	$(15,225)	$—	$4,267	$(16,224)

Year Ended December 31, 2009
Valuation allowance on mortgage loans	$—	$(6,484)	$—	$1,218	$(5,266)

Year Ended December 31, 2008
Valuation allowance on mortgage loans	$—	$—	$—	$—	$—

See accompanying Report of Independent Registered Public Accounting Firm.

Item 15.    Exhibits and Financial Statement Schedules.

(a)   Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation, including Articles of Amendment**++
3.2	Articles of Amendment to Articles of Incorporation#
3.3	Articles of Amendment to Articles of Incorporation###
3.4	Third Amended and Restated Bylaws####
4.4	Amended and Restated Declaration of Trust of American Equity Capital Trust I dated September 7, 1999+
4.5	Indenture dated September 7, 1999 between American Equity Investment Life Holding Company and Wilmington Trust Company (as successor in interest to West Des Moines State Bank), as trustee#
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

4.11	Indenture dated December 16, 2003, between American Equity Investment Life Holding Company and Wilmington Trust Company, as trustee++++++++
4.12	Guarantee Agreement dated December 16, 2003, between American Equity Investment Life Holding Company and Wilmington Trust Company, as trustee++++++++
4.13	Indenture dated April 29, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee++++++++++
4.14	Guarantee Agreement dated April 29, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee++++++++++
4.15	Indenture dated September 14, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee++++++++++
4.16	Guarantee Agreement dated September 14, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee++++++++++
4.17	Indenture dated December 22, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee##
4.18	Guarantee Agreement dated December 22, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee##
4.19	Indenture dated December 6, 2004 between American Equity Investment Life Holding Company and US Bank National Association, as trustee##
4.20	Registration Rights Agreement dated December 6, 2004 by and among American Equity Investment Life Holding Company, Deutsche Bank Securities Inc., Raymond James & Associates, Inc., and Advest, Inc.##
4.21	First Supplemental Indenture dated December 30, 2004 between American Equity Investment Life Holding Company and US Bank National Association, as trustee##
4.22	Registration Rights Agreement dated December 30, 2004 between American Equity Investment Life Holding Company and Deutsche Bank Securities Inc.##
4.23	Indenture dated June 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee+++++++++++
4.24	Guarantee Agreement dated June 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee+++++++++++
4.25	Indenture dated August 4, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee++++++++++++
4.26	Guarantee Agreement dated August 4, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee++++++++++++
4.27	Indenture dated December 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee***
4.28	Guarantee Agreement dated December 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee***

Exhibit No.	Description
4.29	Amended and Restated Indenture dated July 7, 2006 between American Equity Investment Life Holding Company and Wells Fargo Bank, National Association, as trustee*****

4.30	Amended and Restated Guarantee Agreement dated July 7, 2006 between American Equity Investment Life Holding Company and Wells Fargo Delaware Trust Company, as trustee*****
4.31	Indenture dated December 22, 2009 between American Equity Investment Life Holding Company and U.S. Bank National Association, as trustee#######
4.32	Indenture dated September 22, 2010 between American Equity Investment Life Holding Company and U.S. Bank National Association, as trustee##########
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

10.2	1996 Stock Option Plan, as amended#####
10.3	Deferred Compensation Agreements between American Equity Investment Life Holding Company and
(a) James M. Gerlach dated June 6, 1996*
(b) Terry A. Reimer dated November 11, 1996*
(c) David S. Mulcahy dated December 31, 1997*
10.4	2000 Employee Stock Option Plan++
10.5	2000 Director Stock Option Plan++
10.6	Retirement Benefit Agreement, dated as of June 4, 2009, between American Equity Investment Life Holding Company and David J. Noble######
10.7	American Equity Investment Life Holding Company 2009 Employee Incentive Plan######
10.8	Coinsurance Agreement dated December 19, 2001, including First Amendment dated February 26, 2002 between American Equity Investment Life Insurance Company and EquiTrust Life Insurance Company+++++
10.9	Coinsurance Agreement dated December 29, 2003 between American Equity Investment Life Insurance Company and EquiTrust Life Insurance Company++++++++
10.10	First Amendment to Coinsurance Agreement dated July 30, 2004 between American Equity Investment Life Insurance Company and EquiTrust Life Insurance Company+++++++++
10.11	Form of Change in Control Agreement between American Equity Investment Life Holding Company and each of John M. Matovina, Debra J. Richardson and Wendy L. Carlson#
10.12	Form of Change in Control Agreement between American Equity Investment Life Holding Company and each James M. Gerlach and Terry A. Reimer#
10.13	Stock Sale/Purchase Agreement dated September 2, 2005 between American Equity Investment Life Holding Company and D.J. Noble++++++++++++
10.14
2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement effective October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America****

10.15
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

10.17	Credit Agreement dated November 20, 2006 among American Equity Investment Life Holding Company, KeyBank National Association and LaSalle Bank National Association******
10.18	American Equity Investment Life Holding Company Independent Insurance Agent Stock Option Plan*******
10.19	Coinsurance and Yearly Renewable Term Reinsurance Agreement dated December 31, 2008 between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America#########
10.20
Amendment III, effective April 1, 2009, to the 2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement effective October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America********

10.21	Coinsurance Agreement effective July 1, 2009, between American Equity Investment Life Insurance Company and Athene Life Re Ltd (Treaty #070109)*********
10.22	Coinsurance Agreement effective July 1, 2009, between American Equity Investment Life Insurance Company and Athene Life Re Ltd (Treaty #08042009)*********
10.23	Separation and Release Agreement between Kevin R. Wingert and American Equity Investment Life Insurance Company, dated December 29, 2008#####
10.24	Distribution Agreement, dated August 20, 200, between American Equity Investment Life Holding Company and Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC########
10.25	Distribution Agreement, dated August 20, 2009, between American Equity Investment Life Holding Company and Sandler O'Neill & Partners, L.P.########
10.26	Purchase Agreement, dated December 17, 2009, between American Equity Investment Life Holding Company and FBR Capital Markets & Co.#######
10.27
Amendment IV, effective October 1, 2009, to the 2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement effective October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America

10.28	Amended Retirement Benefit Agreement, dated as of March 29, 2010, between American Equity Investment Life Holding Company and David J. Noble###########

Exhibit No.	Description
10.29	First Amendment to Credit Agreement dated September 15, 2010 among American Equity Investment Life Holding Company, KeyBank National Association and LaSalle Bank National Association############
10.30	American Equity Investment Life Holding Company Short-Term Performance Incentive Plan**********
10.33	2010 Independent Insurance Agent Stock Option Plan***********
10.34	Credit Agreement dated January 28, 2011 among American Equity Investment Life Holding Company, JPMorgan Chase Bank, National Association, Suntrust Bank and Deutsche Bank Securities, Inc.
10.35
Amendment V, effective November 18, 2010, to the 2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement effective October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America

12.1	Ratio of Earnings to Fixed Charges
21.2	Subsidiaries of American Equity Investment Life Holding Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form 10 filed May 6, 1999, File No. 000-25985
**	Incorporated by reference to the Registration Statement on Form 10 and Post-Effective Amendment No. 1 to the Registration Statement on Form 10 filed July 22, 1999, File No. 000-25985
+	Incorporated by reference to Form 10-K for the period ended December 31, 1999, File No. 000-25985
++	Incorporated by reference to Form 10-Q for the period ended June 30, 2000, File No. 000-25985
+++++	Incorporated by reference to Form 10-K for the period ended December 31, 2001, File No. 000-25985
++++++	Incorporated by reference to Form 10-K for the period ended December 31, 2002, File No. 000-25985
++++++++	Incorporated by reference to Form 10-K for the period ended December 31, 2003, File No. 001-31911
+++++++++	Incorporated by reference to Form 10-Q for the period ended June 30, 2004, File No. 001-31911
++++++++++	Incorporated by reference to Form 10-Q for the period ended September 30, 2004, File No. 001-31911
+++++++++++	Incorporated by reference to Form 10-Q for the period ended June 30, 2005, File No. 001-31911
++++++++++++	Incorporated by reference to Form 10-Q for the period ended September 30, 2005, File No. 001-31911
***	Incorporated by reference to Form 10-K for the period ended December 31, 2005, File No. 001-31911
****	Incorporated by reference to Form 10-Q for the period ended March 31, 2006, File No. 001-31911
*****	Incorporated by reference to Form 10-Q for the period ended September 30, 2006, File No. 001-31911
******	Incorporated by reference to Form 10-K for the period ended December 31, 2006, File No. 001-31911
*******	Incorporated by reference to Form 10-Q for the period ended September 30, 2007, File No. 001-31911
********	Incorporated by reference to Form 10-Q for the period ended June 30, 2009, File No. 001-31911
*********	Incorporated by reference to Form 10-Q for the period ended September 30, 2009, File No. 001-31911
**********	Incorporated by reference to Form 10-Q for the period ended September 30, 2010, File No. 001-31911
***********	Incorporated by reference to the Registration Statement on Form S-3, File No. 333-171161
#	Incorporated by reference to the Registration Statement on Form S-1, File No. 333-108794, including all pre-effective amendments thereto
##	Incorporated by reference to Form 10-K for the period ended December 31, 2004, File No. 001-31911
###	Incorporated by reference to the Registration Statement on Form S-3 filed January 15, 2008, File No. 333-148681
####	Incorporated by reference to Form 8-K filed September 2, 2008, File No. 001-31911
#####	Incorporated by reference to Form 8-K/A filed January 2, 2009, File No. 001-31911
######	Incorporated by reference to Form 8-K filed June 9, 2009, File No. 001-31911
#######	Incorporated by reference to Form 8-K filed December 23, 2009, File No. 001-31911
########	Incorporated by reference to Form 8-K filed August 26, 2009, File No. 001-31911
#########	Incorporated by reference to Form 10-K for the period ended December 31, 2008, File No. 001-31911
##########	Incorporated by reference to Form 8-K filed September 28, 2010, File No. 001-31911
###########	Incorporated by reference to Form 8-K filed April 2, 2010, File No. 001-31911
############	Incorporated by reference to Form 8-K filed September 20, 2010, File No. 001-31911