Form 10-Q
period 2011-03-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2011-05-06
CIK 1039828

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

APPLICABLE TO CORPORATE ISSUERS:
Shares of common stock outstanding at April 30, 2011: 59,497,039

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2011 - $15,588,780; 2010 - $15,621,894)	$15,745,405	$15,830,663
Held for investment, at amortized cost (fair value: 2011 - $1,527,349; 2010 - $781,748)	1,593,459	822,200
Equity securities, available for sale, at fair value (cost: 2011 - $62,787; 2010 - $61,185)	69,644	65,961
Mortgage loans on real estate	2,730,841	2,598,641
Derivative instruments	622,106	479,786
Other investments	23,357	19,680
Total investments	20,784,812	19,816,931

Cash and cash equivalents	746,737	597,766
Coinsurance deposits	2,657,102	2,613,191
Accrued investment income	197,648	167,645
Deferred policy acquisition costs	1,827,090	1,747,760
Deferred sales inducements	1,313,986	1,227,328
Deferred income taxes	192,518	143,253
Income taxes recoverable	—	6,134
Other assets	114,983	106,755
Total assets	$27,834,876	$26,426,763

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$24,983,321	$23,655,807
Other policy funds and contract claims	268,676	222,860
Notes payable	334,000	330,835
Subordinated debentures	268,473	268,435
Income taxes payable	50,447	—
Other liabilities	968,782	1,010,779
Total liabilities	26,873,699	25,488,716

Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized, 2011 and 2010 no shares issued and outstanding	—	—
Common stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding: 2011 - 57,688,425 shares (excluding 5,568,360 treasury shares); 2010 - 56,968,446 shares (excluding 5,874,392 treasury shares)	57,688	56,968
Additional paid-in capital	459,498	454,454
Unallocated common stock held by ESOP; 2011 - 447,048 shares; 2010 - 447,048 shares	(4,551)	(4,815)
Accumulated other comprehensive income	67,579	81,820
Retained earnings	380,963	349,620
Total stockholders' equity	961,177	938,047
Total liabilities and stockholders' equity	$27,834,876	$26,426,763

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Traditional life and accident and health insurance premiums	$2,916	$3,287
Annuity product charges	16,962	15,518
Net investment income	292,128	242,910
Change in fair value of derivatives	148,653	82,015
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	(1,193)	9,903
OTTI losses on investments:
Total OTTI losses	(5,100)	(12,584)
Portion of OTTI losses recognized in (from) other comprehensive income	(1,471)	9,361
Net OTTI losses recognized in operations	(6,571)	(3,223)
Total revenues	452,895	350,410

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	1,895	2,332
Interest sensitive and index product benefits	159,665	196,869
Amortization of deferred sales inducements	30,692	13,089
Change in fair value of embedded derivatives	128,303	63,875
Interest expense on notes payable	7,907	4,651
Interest expense on subordinated debentures	3,466	3,685
Interest expense on amounts due under repurchase agreements	4	—
Amortization of deferred policy acquisition costs	55,223	27,268
Other operating costs and expenses	17,474	15,985
Total benefits and expenses	404,629	327,754
Income before income taxes	48,266	22,656
Income tax expense	16,923	7,771
Net income	$31,343	$14,885

Earnings per common share	$0.53	$0.26
Earnings per common share - assuming dilution	$0.48	$0.25

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2010	$56,968	$454,454	$(4,815)	$81,820	$349,620	$938,047
Other comprehensive income:
Net income for the period	—	—	—	—	31,343	31,343
Change in net unrealized investment gains/losses	—	—	—	(14,660)	—	(14,660)
Noncredit component of OTTI losses, available for sale securities, net	—	—	—	419	—	419
Other comprehensive income						17,102
Allocation of 24,492 shares of common stock by ESOP, including excess income tax benefits	—	37	264	—	—	301
Share-based compensation, including excess income tax benefits	—	2,630	—	—	—	2,630
Issuance of 719,979 shares of common stock under compensation plans, including excess income tax benefits	720	2,377	—	—	—	3,097
Balance at March 31, 2011	$57,688	$459,498	$(4,551)	$67,579	$380,963	$961,177

Balance at December 31, 2009	$56,203	$422,225	$(5,679)	$(30,456)	$312,330	$754,623
Other comprehensive income:
Net income for period	—	—	—	—	14,885	14,885
Change in net unrealized investment gains/losses	—	—	—	41,770	—	41,770
Noncredit component of OTTI losses, available for sale securities, net	—	—	—	(6,084)	—	(6,084)
Other comprehensive income						50,571
Acquisition of 6,300 shares of common stock	(6)	(44)	—	—	—	(50)
Allocation of 16,813 shares of common stock by ESOP, including excess income tax benefits	—	(24)	181	—	—	157
Share-based compensation, including excess income tax benefits	—	2,056	—	—	—	2,056
Issuance of 231,215 shares of common stock under compensation plans, including excess income tax benefits	231	312	—	—	—	543
Balance at March 31, 2010	$56,428	$424,525	$(5,498)	$5,230	$327,215	$807,900

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net income	$31,343	$14,885
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	159,665	196,869
Amortization of deferred sales inducements	30,693	13,089
Annuity product charges	(16,962)	(15,518)
Change in fair value of embedded derivatives	128,303	63,875
Increase in traditional life and accident and health insurance reserves	24,356	2,677
Policy acquisition costs deferred	(117,501)	(64,441)
Amortization of deferred policy acquisition costs	55,223	27,268
Provision for depreciation and other amortization	4,515	2,345
Amortization of discounts and premiums on investments	(45,564)	(53,692)
Realized losses (gains) on investments and net OTTI losses recognized	7,764	(6,680)
Change in fair value of derivatives	(149,241)	(82,653)
Deferred income taxes	(41,597)	(21,440)
Share-based compensation	1,719	1,881
Change in accrued investment income	(30,003)	(17,590)
Change in income taxes recoverable/payable	56,581	127,782
Change in other assets	253	4,303
Change in other policy funds and contract claims	45,816	13,169
Change in collateral held for derivatives	122,437	(25,005)
Change in other liabilities	(28,408)	(1,971)
Other	317	143
Net cash provided by operating activities	239,709	179,296

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	1,732,408	1,074,998
Fixed maturity securities - held for investment	—	616,334
Equity securities - available for sale	—	23,014
Mortgage loans on real estate	52,768	26,058
Derivative instruments	97,878	135,601
Acquisition of investments:
Fixed maturity securities - available for sale	(1,824,696)	(2,068,305)
Fixed maturity securities - held for investment	(760,505)	—
Equity securities - available for sale	(1,600)	(10,125)
Mortgage loans on real estate	(191,583)	(45,230)
Derivative instruments	(83,409)	(60,809)
Other investments	(33)	(26)
Purchases of property, furniture and equipment	(2,656)	(604)
Net cash used in investing activities	(981,428)	(309,094)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Financing activities
Receipts credited to annuity policyholder account balances	$1,341,844	$846,855
Coinsurance deposits	(16,207)	(139,240)
Return of annuity policyholder account balances	(438,371)	(382,706)
Financing fees incurred and deferred	(1,566)	—
Acquisition of common stock	—	(50)
Excess tax benefits realized from share-based compensation plans	935	199
Proceeds from issuance of common stock	3,052	533
Change in checks in excess of cash balance	1,003	(19,653)
Other	—	24
Net cash provided by financing activities	890,690	305,962
Increase in cash and cash equivalents	148,971	176,164

Cash and cash equivalents at beginning of period	597,766	528,002
Cash and cash equivalents at end of period	$746,737	$704,166

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$6,792	$3,911
Income taxes	1,000	390
Income tax refunds received	—	100,000
Non-cash operating activity:
Deferral of sales inducements	106,249	61,206
Non-cash investing activity:
Real estate acquired in satisfaction of mortgage loans	3,781	2,905

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company (“we”, “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.
During the three months ended March 31, 2011, we discovered a prior period error related to policy benefit reserves for our single premium immediate annuity products. Accordingly, we made an adjustment in the current period which resulted in a decrease of policy benefit reserves and a decrease in interest sensitive and index product benefits of $4.2 million. On an after-tax basis, the adjustment resulted in a $2.7 million increase in net income for the three months ended March 31, 2011.
Adopted Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that expands the disclosure requirements related to fair value measurements. A reporting entity is now required to present on a gross basis rather than as one net number information about the purchases, sales, issuances and settlements of financial instruments that are categorized as Level 3 for fair value measurements. Clarification on existing disclosure requirements is also provided in this update relating to the level of disaggregation of information as to determining appropriate classes of assets and liabilities as well as disclosure requirements regarding valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This standard was effective for us on January 1, 2011, and has not had a material impact on our consolidated financial statements.
New Accounting Pronouncements
In October 2010, as a result of a consensus of the FASB Emerging Issues Task Force, the FASB issued an accounting standards update that modifies the definition of the types of costs incurred that can be capitalized in the acquisition of new and renewal insurance contracts. This guidance defines the costs that qualify for deferral as incremental direct costs that result directly from and are essential to successful contract transactions and would not have been incurred by the insurance entity had the contract transactions not occurred. In addition, it lists certain costs as deferrable as those that are directly related to underwriting, policy issuance and processing, medical and inspection, and sales force contract selling as deferrable, as well as the portion of an employee's total compensation related directly to time spent performing those activities for actual acquired contracts and other costs related directly to those activities that would not have been incurred if the contract had not been acquired. This amendment to current GAAP should be applied prospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with retrospective application permitted. We are currently evaluating the impact of the guidance on our consolidated financial statements. See note 6 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, for the policy issue costs that could be subject to non-deferral.

2.     Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$15,745,405	$15,745,405	$15,830,663	$15,830,663
Held for investment	1,593,459	1,527,349	822,200	781,748
Equity securities, available for sale	69,644	69,644	65,961	65,961
Mortgage loans on real estate	2,730,841	2,791,645	2,598,641	2,670,009
Derivative instruments	622,106	622,106	479,786	479,786
Policy loans	567	567	558	558
Cash and cash equivalents	746,737	746,737	597,766	597,766
Coinsurance deposits	2,657,102	2,336,020	2,613,191	2,282,998
2015 notes hedges	71,864	71,864	66,595	66,595

Liabilities
Policy benefit reserves - annuities	24,769,905	20,590,974	23,464,810	19,594,396
Notes payable	334,000	501,474	330,835	489,097
Subordinated debentures	268,473	254,655	268,435	213,369
2015 notes embedded derivatives	71,864	71,864	66,595	66,595
Interest rate swaps	1,456	1,456	1,976	1,976
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
Transfers of securities among the levels occur at times and depend on the type of inputs used to determine fair value of each security, however there were no transfers between levels during the three months ended March 31, 2011.

Our assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
March 31, 2011
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,335	$4,335	$—	$—
United States Government sponsored agencies	2,389,503	—	2,389,503	—
United States municipalities, states and territories	2,489,998	—	2,489,998	—
Corporate securities	7,959,187	64,862	7,894,325	—
Residential mortgage backed securities	2,902,382	—	2,899,681	2,701
Equity securities, available for sale: finance, insurance and real estate	69,644	48,223	19,821	1,600
Derivative instruments	622,106	—	622,106	—
Cash and cash equivalents	746,737	746,737	—	—
2015 notes hedges	71,864	—	71,864	—
	$17,255,756	$864,157	$16,387,298	$4,301
Liabilities
Interest rate swaps	$1,456	$—	$1,456	$—
2015 notes embedded derivatives	71,864	—	71,864	—
Fixed index annuities - embedded derivatives	2,242,000	—	—	2,242,000
	$2,315,320	$—	$73,320	$2,242,000

December 31, 2010
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,388	$4,388	$—	$—
United States Government sponsored agencies	3,003,651	—	3,003,651	—
United States municipalities, states and territories	2,367,003	—	2,367,003	—
Corporate securities	7,577,064	71,230	7,505,834	—
Residential mortgage backed securities	2,878,557	—	2,875,855	2,702
Equity securities, available for sale: finance, insurance and real estate	65,961	46,925	19,036	—
Derivative instruments	479,786	—	479,786	—
Cash and cash equivalents	597,766	597,766	—	—
2015 notes hedges	66,595	—	66,595	—
	$17,040,771	$720,309	$16,317,760	$2,702
Liabilities
Interest rate swaps	$1,976	$—	$1,976	$—
2015 notes embedded derivatives	66,595	—	66,595	—
Fixed index annuities - embedded derivatives	1,971,383	—	—	1,971,383
	$2,039,954	$—	$68,571	$1,971,383

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis of inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of March 31, 2011 and December 31, 2010.
Mortgage loans on real estate
The fair values of mortgage loans on real estate are calculated using discounted expected cash flows using current competitive market interest rates currently being offered for similar loans which are not fair value exit prices.
Derivative instruments
The fair values of derivative instruments, primarily call options, are based upon the amount of cash that we will receive to settle each derivative instrument on the reporting date. These amounts are obtained from each of the counterparties using industry accepted valuation models and are adjusted for the nonperformance risk of each counterparty net of any collateral held. Inputs include market volatility and risk free interest rates and are used in income valuation techniques in arriving at a fair value for each option contract. The nonperformance risk for each counterparty is based upon its credit default swap rate. We have no performance obligations related to the call options purchased to fund our fixed index annuity policy liabilities.
Policy loans
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
2015 notes hedges
The fair value of these call options is determined by a third party who applies market observable data such as our common stock price, its dividend yield and its volatility, as well as the time to expiration of the call options to determine a fair value of the buy side of these options.

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
The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Available for sale securities
Beginning balance	$2,702	$17,918
Purchases	1,600	—
Principal returned	(188)	(158)
Accretion of discount	12	22
Total gains (losses) (realized/unrealized):
Included in other comprehensive income (loss)	175	1,127
Net OTTI losses recognized in operations	—	—
Ending balance	$4,301	$18,909

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$1,971,383	$1,375,866
Premiums less benefits	215,943	163,148
Change in unrealized gains, net	54,674	(12,897)
Ending balance	$2,242,000	$1,526,117
Change in unrealized gains, net for each period in our embedded derivatives are included in change in fair value of embedded derivatives in the unaudited consolidated statements of operations.

3. Investments
At March 31, 2011 and December 31, 2010, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
March 31, 2011
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,083	$278	$(26)	$4,335
United States Government sponsored agencies	2,397,874	5,068	(13,439)	2,389,503
United States municipalities, states and territories	2,533,833	22,083	(65,918)	2,489,998
Corporate securities	7,756,861	366,497	(164,171)	7,959,187
Residential mortgage backed securities	2,896,129	89,976	(83,723)	2,902,382
	$15,588,780	$483,902	$(327,277)	$15,745,405

Held for investment:
United States Government sponsored agencies	$1,517,637	$169	$(46,081)	$1,471,725
Corporate security	75,822	—	(20,198)	55,624
	$1,593,459	$169	$(66,279)	$1,527,349
Equity securities, available for sale:
Finance, insurance, and real estate	$62,787	$7,877	$(1,020)	$69,644

December 31, 2010
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,082	$324	$(18)	$4,388
United States Government sponsored agencies	2,994,174	11,123	(1,646)	3,003,651
United States municipalities, states and territories	2,397,622	22,765	(53,384)	2,367,003
Corporate securities	7,325,988	387,916	(136,840)	7,577,064
Residential mortgage backed securities	2,900,028	86,950	(108,421)	2,878,557
	$15,621,894	$509,078	$(300,309)	$15,830,663

Held for investment:
United States Government sponsored agencies	$746,414	$—	$(15,309)	$731,105
Corporate security	75,786	—	(25,143)	50,643
	$822,200	$—	$(40,452)	$781,748
Equity securities, available for sale:
Finance, insurance, and real estate	$61,185	$6,722	$(1,946)	$65,961

During the three months ended March 31, 2011 and 2010, we received $1.5 billion and $1.3 billion, respectively, in redemption proceeds related to calls of our callable United States Government sponsored agency securities and public and private corporate bonds, of which $616.3 million were classified as held for investment for the three months ended March 31, 2010. There were no calls of held for investment securities during the three months ended March 31, 2011. We reinvested proceeds from these redemptions primarily in United States Government sponsored agencies, United States municipalities, states and territories, corporate securities, and residential mortgage backed securities. At March 31, 2011, 37% of our fixed income securities have call features and 1% ($0.1 billion) of those securities were subject to call redemption. Another 22% ($3.8 billion) will become subject to call redemption during the next twelve months.

The amortized cost and fair value of fixed maturity securities at March 31, 2011, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our residential mortgage backed securities provide for periodic payments throughout their lives and are shown below as a separate line.

	Available-for-sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$36,754	$37,468	$—	$—
Due after one year through five years	394,166	436,490	—	—
Due after five years through ten years	1,862,941	2,029,935	—	—
Due after ten years through twenty years	3,463,416	3,470,211	—	—
Due after twenty years	6,935,374	6,868,919	1,593,459	1,527,349
	12,692,651	12,843,023	1,593,459	1,527,349
Residential mortgage backed securities	2,896,129	2,902,382	—	—
	$15,588,780	$15,745,405	$1,593,459	$1,527,349
Net unrealized gains on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities and equity securities	$163,482	$213,545
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(94,182)	(122,336)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax benefit	(24,255)	(31,923)
Net unrealized gains reported as accumulated other comprehensive income	$67,579	$81,820
The National Association of Insurance Commissioners (“NAIC”) assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations (“NRSRO’s”). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered “investment grade” while NAIC Class 3 through 6 designations are considered “non-investment grade”. Based on the NAIC designations, we had 98% of our fixed maturity portfolio rated investment grade at March 31, 2011 and December 31, 2010.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	March 31, 2011		December 31, 2010
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$12,876,546	$12,879,124	$12,152,552	$12,246,954
2	3,984,690	4,100,086	3,892,680	4,012,076
3	293,391	264,229	368,680	323,113
4	17,926	18,026	19,820	19,178
5	5,589	6,173	6,089	6,262
6	4,097	5,116	4,273	4,828
	$17,182,239	$17,272,754	$16,444,094	$16,612,411

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 870 and 780 securities, respectively) have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2011
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$858	$(26)	$—	$—	$858	$(26)
United States Government sponsored agencies	1,810,087	(13,439)	—	—	1,810,087	(13,439)
United States municipalities, states and territories	1,658,830	(65,108)	8,118	(810)	1,666,948	(65,918)
Corporate securities:
Finance, insurance and real estate	670,851	(26,521)	110,842	(11,283)	781,693	(37,804)
Manufacturing, construction and mining	1,078,807	(51,105)	21,931	(1,763)	1,100,738	(52,868)
Utilities and related sectors	1,026,357	(48,820)	15,365	(3,334)	1,041,722	(52,154)
Wholesale/retail trade	139,580	(6,762)	9,400	(1,077)	148,980	(7,839)
Services, media and other	284,892	(13,506)	—	—	284,892	(13,506)
Residential mortgage backed securities	251,963	(4,008)	910,363	(79,715)	1,162,326	(83,723)
	$6,922,225	$(229,295)	$1,076,019	$(97,982)	$7,998,244	$(327,277)
Held for investment:
United States Government sponsored agencies	967,860	(46,081)	—	—	967,860	(46,081)
Corporate security:
Insurance	—	—	55,624	(20,198)	55,624	(20,198)
	967,860	(46,081)	55,624	(20,198)	1,023,484	(66,279)

Equity securities, available for sale:
Finance, insurance and real estate	$2,452	$(205)	$23,310	$(815)	$25,762	$(1,020)

December 31, 2010
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$548	$(18)	$—	$—	$548	$(18)
United States Government sponsored agencies	110,101	(1,646)	—	—	110,101	(1,646)
United States municipalities, states and territories	1,510,354	(51,989)	7,525	(1,395)	1,517,879	(53,384)
Corporate securities:
Finance, insurance and real estate	626,363	(31,352)	114,128	(13,001)	740,491	(44,353)
Manufacturing, construction and mining	1,032,170	(33,893)	34,490	(2,333)	1,066,660	(36,226)
Utilities and related sectors	933,727	(34,657)	14,157	(4,552)	947,884	(39,209)
Wholesale/retail trade	153,699	(4,947)	9,175	(1,304)	162,874	(6,251)
Services, media and other	195,516	(10,801)	—	—	195,516	(10,801)
Residential mortgage backed securities	396,083	(14,100)	966,332	(94,321)	1,362,415	(108,421)
	$4,958,561	$(183,403)	$1,145,807	$(116,906)	$6,104,368	$(300,309)
Held for investment:
United States Government sponsored agencies	$731,105	$(15,309)	$—	$—	$731,105	$(15,309)
Corporate security:
Insurance	—	—	50,643	(25,143)	50,643	(25,143)
	$731,105	$(15,309)	$50,643	$(25,143)	$781,748	$(40,452)

Equity securities, available for sale:
Finance, insurance and real estate	$14,583	$(1,199)	$16,253	$(747)	$30,836	$(1,946)
The following is a description of the factors causing the temporary unrealized losses by investment category as of March 31, 2011:
United States Government sponsored agencies; and United States municipalities, states and territories: These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates. During the last fifteen months spreads on agency securities have improved; however, long term interest rates have risen by a greater amount. These securities carry yields less than those available at March 31, 2011 as the result of these rising interest rates.

Corporate securities: The unrealized losses in these securities are due partially to a rise in interest rates in 2011 as well as the continuation of wider than historic credit spreads in certain sectors of the corporate bond market. While credit spreads narrowed, several sectors remain at spreads wider than pre-crisis levels, such as financial and select economic sensitive issuers. As the result of wider spreads, these issues carry yields less than those available in the market as of March 31, 2011.
Residential mortgage backed securities: At March 31, 2011, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 36 securities with a total amortized cost basis of $466.2 million and a fair value of $438.5 million. Despite recent improvements in the capital markets, the fair values of RMBS continue at prices below amortized cost. RMBS prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.
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
All of the fixed maturity securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains/losses on investments for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$(25,658)	$7,496

Investments carried at fair value:
Fixed maturity securities, available for sale	$(52,144)	$137,007
Equity securities, available for sale	2,081	1,582
	(50,063)	138,589
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	28,154	(83,687)
Deferred income tax asset	7,668	(19,216)
	35,822	(102,903)
(Decrease) increase in net unrealized gains/losses on investments carried at fair value	$(14,241)	$35,686
Proceeds from sales of available for sale securities for the three months ended March 31, 2011 and 2010 were $40.5 million and $138.2 million, respectively. Scheduled principal repayments, calls and tenders for available for sale securities for the three months ended March 31, 2011 and 2010 were $1.7 billion and $801.6 million, respectively. Calls of held for investment fixed maturity securities for the three months ended March 31, 2010 were $616.3 million. There were no calls of held for investment fixed maturity securities during the three months ended March 31, 2011.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments, excluding net OTTI losses for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$1,641	$7,894
Gross realized losses	—	(129)
	1,641	7,765
Equity securities:
Gross realized gains	—	6,207
Mortgage loans on real estate:
Impairment losses	(2,834)	(4,069)
	$(1,193)	$9,903
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
The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Three months ended March 31, 2011
Prime	2005	7.7%	7.7%	8%	8%	50%	50%
	2006	7.3%	7.6%	9%	11%	50%	55%
	2007	5.8%	7.3%	8%	30%	40%	60%
Alt-A	2005	6.0%	7.7%	18%	18%	50%	50%
	2006	6.0%	6.0%	30%	30%	50%	50%
	2007	6.2%	7.4%	29%	41%	50%	60%

Three months ended March 31, 2010
Prime	2006	7.3%	7.3%	11%	11%	45%	45%
	2007	5.8%	5.8%	19%	19%	50%	50%
Alt-A	2005	6.8%	7.4%	12%	26%	45%	50%
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
The following table summarizes other than temporary impairments for the three months ended March 31, 2011 and 2010, by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized in (from) Other Comprehensive Income	Net OTTI Losses in Operations
		(Dollars in thousands)
Three months ended March 31, 2011
Residential mortgage backed securities	24	$(5,100)	$(1,471)	$(6,571)

Three months ended March 31, 2010
Residential mortgage backed securities	4	$(12,584)	$9,361	$(3,223)

The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(96,893)	$(82,930)
Credit losses on securities for which OTTI has not previously been recognized	(789)	(2,419)
Additional credit losses on securities for which OTTI has previously been recognized	(5,782)	(804)
Accumulated losses on securities that were disposed of during the period	1,213	1,622
	$(102,251)	$(84,531)
The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security for securities that are part of our investment portfolio at March 31, 2011 and December 31, 2010:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
March 31, 2011
Corporate fixed maturity securities	$3,200	$(2,151)	$5,748	$6,797
Residential mortgage backed securities	953,683	(199,450)	135,735	889,968
Equity securities:
Finance, insurance and real estate	14,771	—	6,396	21,167
	$971,654	$(201,601)	$147,879	$917,932
December 31, 2010
Corporate fixed maturity securities	$5,055	$(2,151)	$5,437	$8,341
Residential mortgage backed securities	904,704	(200,921)	124,240	828,023
Equity securities:
Finance, insurance and real estate	14,771	—	5,783	20,554
	$924,530	$(203,072)	$135,460	$856,918

4. Mortgage Loans on Real Estate
Our mortgage loan portfolio totaled $2.7 billion and $2.6 billion at March 31, 2011 and December 31, 2010, respectively, with commitments outstanding of $94.1 million at March 31, 2011. The portfolio consists of commercial mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. The mortgage loan portfolio is summarized by geographic region and property type as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$653,566	23.8%	$618,250	23.6%
Middle Atlantic	182,514	6.6%	172,443	6.6%
Mountain	409,555	14.9%	402,965	15.4%
New England	42,225	1.5%	42,695	1.6%
Pacific	282,415	10.3%	247,254	9.5%
South Atlantic	505,099	18.4%	496,606	19.0%
West North Central	438,083	15.9%	419,002	16.0%
West South Central	234,326	8.6%	215,650	8.3%
	$2,747,783	100.0%	$2,614,865	100.0%
Loan loss allowance	(16,942)		(16,224)
	2,730,841		2,598,641

Property type distribution
Office	$739,960	26.9%	$683,404	26.1%
Medical Office	168,376	6.1%	166,930	6.4%
Retail	613,582	22.3%	589,369	22.5%
Industrial/Warehouse	691,448	25.2%	666,908	25.6%
Hotel	150,241	5.5%	151,516	5.8%
Apartment	149,019	5.4%	131,682	5.0%
Mixed use/other	235,157	8.6%	225,056	8.6%
	$2,747,783	100.0%	$2,614,865	100.0%
Loan loss allowance	(16,942)		(16,224)
	2,730,841		2,598,641
We evaluate our mortgage loan portfolio for the establishment of a loan loss reserve by specific identification of impaired loans and the measurement of an estimated loss for each individual loan identified. A mortgage loan is impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition, we analyze the mortgage loan portfolio for the need of a general loan allowance for probable losses on all other loans. If we determine that the value of any specific mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or the fair value of the underlying collateral less estimated costs to sell. The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. Based upon this process and analysis, we increased our general loan loss allowance by $0.1 million to $3.1 million during the first quarter of 2011. No general loan loss allowance was necessary at March 31, 2010.
Our specific allowance for credit losses on mortgage loans totaled $13.8 million and $13.2 million at March 31, 2011 and December 31, 2010, respectively, on mortgage loans with total outstanding balances of $36.3 million and $31.0 million as of March 31, 2011 and December 31, 2010, respectively. One loan during each of the three months ended March 31, 2011 and 2010, was satisfied by taking ownership of the real estate serving as collateral. These loans had an aggregate principal amounts outstanding of $5.9 million and $2.9 million, for which specific loan loss allowances totaling $2.1 million and $0.2 million, respectively, were established and recognized in periods prior to foreclosure.

Mortgage loans summarized in the following table represent all loans that we are either not currently collecting or those we feel it is probable we will not collect all amounts due according to the contractual terms of the loan agreements (all loans that we have worked with the borrower to alleviate short-term cash flow issues and loans delinquent for more than 60 days at the reporting date).

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Impaired mortgage loans with allowances	$36,275	$31,027
Impaired mortgage loans with no allowance for losses	73,831	81,994
Allowance for probable loan losses	(13,842)	(13,224)
Net carrying value of impaired mortgage loans	$96,264	$99,797

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

Beginning in 2010, we calculated a general loan loss allowance on the cumulative outstanding principal on loans making up the group of loans currently in workout terms and loans currently more than 60 days past due. We apply a factor to the total outstanding principal of these loans that is calculated as the average specific impairment loss for the most recent 4 quarters divided by the sum of the average of the total outstanding principal of delinquent loans for the most recent 4 quarters and the average of the total outstanding principal of loans in workout for the most recent 4 quarters. If any of the loans within our general loan loss allowance are deemed to be at a higher risk (factors such as single tenant, bankruptcy of borrower, etc.) we apply a factor to the higher risk loans that is double that of what we calculated.

The following table presents a rollforward of our valuation allowance for Commercial Mortgage Loans for the three months ended March 31, 2011 (dollars in thousands):

Three months ended March 31, 2011
Allowance for Credit Losses:
Beginning allowance balance	$(16,224)
Charge-offs	2,116
Recoveries	—
Provision for credit losses	(2,834)
Ending allowance balance	$(16,942)
The following table presents the ending balances of our allowance by basis of impairment and the totals of the loans that were evaluated for impairment at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Ending allowance balance by type of impairment:
Individually evaluated for impairment	$(13,842)	$(13,224)
Collectively evaluated for impairment	(3,100)	(3,000)
Ending allowance balance	$(16,942)	$(16,224)
Financing Receivables:
Individually evaluated for impairment	36,275	31,027
Collectively evaluated for impairment	73,831	81,994

The amount of charge-offs include the amount of allowance that has been established for loans that we were in the process of satisfying the outstanding principal of certain loans by taking ownership of the collateral. When the property is taken it is recorded at its fair value and the mortgage loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. There could be other situations that develop where we have established a larger specific loan loss allowance than is needed based on increases in the fair value of collateral supporting collateral dependent loans, or improvements in the financial position of a borrower so that a loan would become reliant on cash flows from debt service instead of dependent upon sale of the collateral. Charge-offs of the allowance would be recognized in those situations as well.

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
We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Credit Exposure--By Payment Activity
Performing	$2,637,677	$2,501,843
In workout	66,112	68,477
Delinquent	10,002	20,482
Collateral dependent	33,992	24,063
	$2,747,783	$2,614,865
Mortgage loans are considered delinquent when they become 60 days past due. When loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan current we will resume accruing interest income on that loan. Outstanding principal of loans in a non-accrual status at March 31, 2011 and December 31, 2010 totaled $51.0 and $41.0 million, respectively.
Aging of financing receivables as of March 31, 2011 and December 31, 2010:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
March 31, 2011
Commercial mortgage loans	$9,243	$—	$10,002	$19,245	$2,694,546	$33,992	$2,747,783
December 31, 2010
Commercial mortgage loans	$3,002	$9,169	$11,313	$23,484	$2,567,318	$24,063	$2,614,865

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
March 31, 2011
Mortgage loans with an allowance	$22,433	$36,275	$(13,842)	$27,754	$148
Mortgage loans with no related allowance	73,831	73,831	—	74,224	1,184
	$96,264	$110,106	$(13,842)	$101,978	$1,332
December 31, 2010
Mortgage loans with an allowance	$17,803	$31,027	$(13,224)	$24,062	$656
Mortgage loans with no related allowance	81,994	81,994	—	82,535	4,921
	$99,797	$113,021	$(13,224)	$106,597	$5,577
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

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Assets
Derivative Instruments
Call options	$622,106	$479,786
Other Assets
2015 notes hedges	71,864	66,595
	$693,970	$546,381
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$2,242,000	$1,971,383
Other liabilities
2015 notes embedded derivatives	71,864	66,595
Interest rate swaps	1,456	1,976
	$2,315,320	$2,039,954
The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$143,452	$83,302
2015 notes hedges	5,269	—
Interest rate swaps	(68)	(1,287)
	$148,653	$82,015
Change in fair value of embedded derivatives:
2015 notes embedded derivatives	$5,269	$—
Fixed index annuities	123,034	63,875
	$128,303	$63,875

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
The notional amount and maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts are as follows:

			March 31, 2011		December 31, 2010
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa3	$937,662	$45,103	$588,650	$25,704
BNP Paribas	AA	Aa2	992,069	45,757	786,561	34,772
Bank of New York	AA-	Aa2	18,082	185	18,082	111
Credit Suisse	A+	Aa1	2,361,933	133,027	2,462,920	95,910
Barclays	AA-	Aa3	2,175,573	102,371	1,728,218	72,751
SunTrust	BBB+	A3	—	—	50,540	3,164
Wells Fargo (Wachovia)	NR	Aa2	1,923,835	95,258	1,745,775	76,250
J.P. Morgan	AA-	Aa1	2,817,155	151,377	2,858,902	133,368
UBS	A+	Aa3	831,833	46,331	921,596	37,756
HSBC	AA	Aa2	82,817	2,697	—	—
			$12,140,959	$622,106	$11,161,244	$479,786
As of March 31, 2011 and December 31, 2010, we held $503.6 million and $381.2 million, respectively, of cash and cash equivalents received from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $118.7 million and $108.1 million at March 31, 2011 and December 31, 2010, respectively.
We entered into interest rate swaps to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures and our revolving line of credit. See notes 9 and 10 in our Annual Report on Form 10-K for the year ended December 31, 2010 for more information on our revolving line of credit and subordinated debentures. The terms of the interest rate swaps provide that we pay a fixed rate of interest and receive a floating rate of interest. The interest rate swaps are not effective hedges under accounting guidance for derivative instruments and hedging activities. Therefore, we record the interest rate swaps at fair value and any net cash payments received or paid are included in the change in fair value of derivatives in the unaudited consolidated statements of operations.

Details regarding the interest rate swaps are as follows:

	Notional		Pay		March 31, 2011	December 31, 2010
Maturity Date	Amount	Receive Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
April 7, 2011	20,000	*LIBOR (a)	5.23	Bank of America	(49)	(99)
October 15, 2011	15,000	**LIBOR	1.54	SunTrust	(149)	(193)
October 31, 2011	30,000	**LIBOR	1.51	SunTrust	(289)	(374)
October 31, 2011	30,000	**LIBOR	1.61	SunTrust	(312)	(405)
October 31, 2011	75,000	**LIBOR	1.77	SunTrust	(657)	(905)
	$170,000				$(1,456)	$(1,976)
___________________________________
* - three month London Interbank Offered Rate
** - one month London Interbank Offered Rate
(a) - subject to a floor of 4.25%

6. Notes Payable
The liability and equity components of the 2024 notes and 2029 notes are accounted for separately in the consolidated balance sheets. The liability component of the 2015 notes and the liability and equity components of the 2024 notes and 2029 notes are as follows:

	March 31, 2011			December 31, 2010
	September 2015 Notes	December 2029 Notes	December 2024 Notes	September 2015 Notes	December 2029 Notes	December 2024 Notes
	(Dollars in thousands)
Notes payable:
Principal amount of liability component	$200,000	$115,839	$74,494	$200,000	$115,839	$74,494
Unamortized discount	(33,776)	(21,171)	(1,386)	(35,335)	(22,306)	(1,857)
Net carrying amount of liability component	$166,224	$94,668	$73,108	$164,665	$93,533	$72,637
Additional paid-in capital:
Carrying amount of equity component		$15,586	$22,637		$15,586	$22,637
Amount by which the if-converted value exceeds principal	$9,920	$41,005	$—	$800	$34,191	$—
The discount is being amortized over the expected life of the notes, which is December 15, 2011 for the 2024 notes, December 15, 2014 for the 2029 notes and September 15, 2015 for the 2015 notes. The expected life of the notes are based on the dates at which we may redeem the notes or the holders may require us to repurchase the notes. The effective interest rates are 8.9%, 8.5% and 11.9% on the 2015 notes, 2024 notes and 2029 notes, respectively. The interest cost recognized in operations for the convertible senior notes, inclusive of the coupon and amortization of the discount and debt issue costs was $7.8 million and $4.2 million for the three months ended March 31, 2011 and 2010, respectively.
We are required to include the dilutive effect of the 2024 and 2029 notes in our diluted earnings per share calculation. Because these notes include a mandatory cash settlement feature for the principal amount, incremental dilutive shares will only exist when the fair value of our common stock at the end of the reporting period exceeds the conversion price per share of $14.24 for the 2024 notes and $9.69 for the 2029 notes. At March 31, 2011 the conversion premium of the 2029 notes was dilutive and the effect has been included in diluted earnings per share for the three months ended March 31, 2011. The 2015 notes and the 2015 notes hedges are excluded from the dilutive effect in our diluted earnings per share calculation as they are currently to be settled only in cash. The 2015 warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the strike price of the 2015 warrants.
During the first quarter 2011, we terminated our existing $150 million revolving line of credit agreement and entered into a $160 million revolving line of credit agreement with seven banks. The revolving period of the $160 million facility is three years. The interest rate is floating at a rate based on our election that will be equal to the alternate base rate (as defined in the credit agreement) plus the applicable margin or the adjusted LIBOR rate (as defined in the credit agreement) plus the applicable margin. We also pay a commitment fee on the available unused portion of the credit facility. The applicable margin and commitment fee rate are based on our credit rating and can change throughout the period of the credit facility. Based upon our current credit rating, the applicable margin is 2.00% for alternate base rate borrowings and 3.00% for adjusted LIBOR rate borrowings and the commitment fee is 0.50%. The commitment fee for the three months ended March 31, 2011 was $0.1 million. Under this agreement, we are required to maintain a minimum risk-based capital ratio at American Equity Life, a maximum ratio of debt to total capital, a minimum cash coverage ratio, and a minimum level of statutory surplus at American Equity Life.

7. Contingencies
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
The plaintiffs in the SLO Case represent a class of individuals who are California residents age 65 and older and who either purchased their annuity from us through a co-defendant marketing organization or who purchased one of a defined set of particular annuities issued by us. The named plaintiffs in this case are: Chalys M. Stephens and John P. Stephens. Following a mediation conducted on January 21, 2011, we reached a settlement in principal with the plaintiffs. Preliminary approval of the settlement was issued by the court on March 1, 2011, with the fairness hearing for final court approval scheduled for May 9, 2011. Although we anticipate final court approval of the settlement, there can be no assurance of such final approval. The settlement, if final court approval is received, will provide a total settlement benefit of $36 million to past and present policyholders who are members of the class and, if awarded by the court, will provide for attorneys' fees payable to the plaintiff's counsel up to $11 million, litigation expenses in an amount up to $950,000, and incentives of $25,000 payable to each of the two class representatives. These amounts were recorded as an other liability in the consolidated balance sheet at March 31, 2011 and December 31, 2010. The net charge to operations of the settlement (after related reductions in amortization of deferred sales inducements and deferred policy acquisition costs and income taxes) was $27.3 million for the year ended December 31, 2010.
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

8. Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands, except per share data)
Numerator:
Net income - numerator for earnings per common share	$31,343	$14,885
Interest on convertible subordinated debentures (net of income tax benefit)	258	259
Numerator for earnings per common share - assuming dilution	$31,601	$15,144

Denominator:
Weighted average common shares outstanding (1)	59,182,019	58,224,964
Effect of dilutive securities:
Convertible subordinated debentures	2,727,084	2,734,528
Convertible senior notes	2,981,680	—
Stock options and deferred compensation agreements	820,192	178,158
Denominator for earnings per common share - assuming dilution	65,710,975	61,137,650

Earnings per common share	$0.53	$0.26
Earnings per common share - assuming dilution	$0.48	$0.25
_____________________________

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.
Options to purchase shares of the Company's common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
Three months ended March 31, 2011	2,500	$14.34
Three months ended March 31, 2010	1,918,789	$8.75 - $14.34

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at March 31, 2011, and the unaudited consolidated results of operations for the three month periods ended March 31, 2011 and 2010, and where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.
Overview
We specialize in the sale of individual annuities (primarily deferred annuities) and, to a lesser extent, we also sell life insurance policies. Under U.S. generally accepted accounting principles ("GAAP"), premium collections for deferred annuities are reported as deposit liabilities instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liabilities for policyholder account balances and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from policyholder account balances, net realized gains (losses) on investments and changes in fair value of derivatives. Components of expenses for products accounted for as deposit liabilities are interest sensitive and index product benefits (primarily interest credited to account balances), changes in fair value of embedded derivatives, amortization of deferred sales inducements and deferred policy acquisition costs, other operating costs and expenses, and income taxes.
Annuity deposits by product type collected during the three months ended March 31, 2011 and 2010, were as follows:

	Three Months Ended March 31,
Product Type	2011	2010
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$778,582	$403,124
Fixed strategy	357,472	337,782
	1,136,054	740,906
Fixed rate annuities:
Single-year rate guaranteed	128,743	52,768
Multi-year rate guaranteed	77,047	53,181
	205,790	105,949
Total before coinsurance ceded	1,341,844	846,855
Coinsurance ceded	65,877	189,122
Net after coinsurance ceded	$1,275,967	$657,733

Annuity deposits before coinsurance ceded increased 58% during the first quarter of 2011 compared to the same period in 2010. We attribute this increase to several factors, including the highly competitive rates of our products, our continued strong relationships with our national marketing organizations and field force of licensed, independent insurance agents, the increased attractiveness of safe money products in volatile markets, lower interest rates on competing products such as bank certificates of deposit and product enhancements including a new generation of guaranteed income withdrawal benefit riders. In addition, we continue to benefit from the actions of several competitors who have been less aggressive in marketing their products than in prior periods. The extent to which this trend will continue is uncertain.
As reported in our previous filings, we undertook several actions in 2010 and 2009 to manage our statutory capital position to facilitate growth. These actions included a restructuring of commission payments to agents, amendments to a reinsurance agreement to expand such agreement to cover certain policy forms that were not in existence when the agreement was executed and the entry into two funds withheld coinsurance agreements. To help support further sales growth in 2011, we entered into a $50 million "financing" reinsurance transaction in the first quarter of 2011 that provided $31.8 million in after tax statutory surplus benefit. We believe our existing statutory capital and surplus and the statutory surplus we expect to generate internally through statutory earnings will support a higher level of new business than in previous years. However, while we have the capital resources to accept more business than was sold in 2010 and 2009, our capacity is not unlimited and sales growth must be matched with available resources to maintain desired financial strength ratings from credit rating agencies and in particular, A.M. Best Company. Should sales growth accelerate to levels that cannot be support by internal capital generation, we would intend to obtain capital from external sources to facilitate such growth.
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended March 31,
	2011	2010
Average yield on invested assets	5.96%	6.13%

Cost of money:
Aggregate	2.82%	2.96%
Cost of money for fixed index annuities	2.77%	2.91%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.19%	3.26%
Multi-year rate guaranteed	3.69%	3.78%

Investment spread:
Aggregate	3.14%	3.17%
Fixed index annuities	3.19%	3.22%
Fixed rate annuities:
Annually adjustable	2.77%	2.87%
Multi-year rate guaranteed	2.27%	2.35%
The cost of money for fixed index annuities and average crediting rates for fixed rate annuities are computed based upon policyholder account balances and do not include the impact of amortization of deferred sales inducements. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2010. With respect to our fixed index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate strategy, expenses we incur to fund the annual index credits and where applicable, minimum guaranteed interest credited. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities and Financial Condition - Derivative Instruments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2010.
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

Results of Operations

Three Months Ended March 31, 2011 and 2010
Net income increased 111% to $31.3 million in the first quarter of 2011 compared to $14.9 million for the same period in 2010.
Net income has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. Average annuity account values outstanding increased 24% for the three months ended March 31, 2011 compared to March 31, 2010. Our investment spread measured in dollars was $146.0 million for the first quarter of 2011 compared to $116.1 million for the same period in 2010.
Our investment spread measured on a percentage basis was 3.14% in the first quarter of 2011 compared to 3.17% for same period in 2010. The decrease in investment spread for the three months ended March 31, 2011 resulted from a decline in the average yield in investments, offset in part, by a smaller decline in the aggregate cost of money on our fixed index annuities. The lower cost of money for fixed index annuities during 2011 was due to lower costs of options purchased to fund the annual index credits on fixed index annuities and lower rates for the fixed rate strategy in fixed index annuities. The decrease in the average yield on invested assets was primarily attributable to lower yields on investments purchased in 2010 and the first quarter of 2011.
During the three months ended March 31, 2011, we discovered a prior period error related to policy benefit reserves for our single premium immediate annuity products. We evaluated the materiality of the error from qualitative and quantitative perspectives and concluded it was not material to any prior periods. The correction of the error in the current period could be considered material to the results of operations for the three months ended March 31, 2011, but is not material to the projected results of operations for the year ended December 31, 2011. Accordingly, we made an adjustment in the current period which resulted in a decrease of policy benefit reserves and a decrease in interest sensitive and index product benefits of $4.2 million. On an after-tax basis, the adjustment resulted in a $2.7 million increase in net income for the three months ended March 31, 2011.
Operating income (a non-GAAP financial measure) increased 19% to $30.6 million in the first quarter of 2011 compared to $25.8 million for the same period in 2010.
In addition to net income, we have consistently utilized operating income, a non-GAAP financial measure commonly used in the life insurance industry, as an economic measure to evaluate our financial performance. Operating income equals net income adjusted to eliminate the impact of net realized gains (losses) on investments, including net other than temporary impairment ("OTTI") losses recognized in operations and fair value changes in derivatives and embedded derivatives. Because these items fluctuate from period to period in a manner unrelated to core operations, we believe measures excluding their impact are useful in analyzing operating trends. We believe the combined presentation and evaluation of operating income together with net income, provides information that may enhance an investor's understanding of our underlying results and profitability.
Operating income is not a substitute for net income determined in accordance with GAAP. The adjustments made to derive operating income are important to understanding our overall results from operations and, if evaluated without proper context, operating income possesses material limitations. As an example, we could produce a low level of net income in a given period, despite strong operating performance, if in that period we generate significant net realized losses from our investment portfolio. We could also produce a high level of net income in a given period, despite poor operating performance, if in that period we generate significant net realized gains from our investment portfolio. As an example of another limitation of operating income, it does not include the decrease in cash flows expected to be collected as a result of credit loss OTTI. Therefore, our management and board of directors also separately review net realized investment gains (losses) and analyses of our net investment income, including impacts related to OTTI write-downs, in connection with their review of our investment portfolio. In addition, our management and board of directors examine net income as part of their review of our overall financial results. The adjustments made to net income to arrive at operating income for the three months ended March 31, 2011 and 2010 are set forth in the table that follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Operating Income	$30,574	$25,783

Reconciliation to net income:
Net income	$31,343	$14,885
Net realized losses (gains) and net OTTI losses on investments, net of offsets	2,472	(2,369)
Net effect of derivatives, embedded derivatives and other index annuity, net of offsets	(3,241)	13,267
Operating income	$30,574	$25,783

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
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for living income benefit riders) increased 9% to $17.0 million for the first quarter of 2011 compared to $15.5 million for the same period in 2010. The increase was principally attributable to an increase in the amount of fees assessed for lifetime income benefit riders which were $3.5 million and $1.6 million for the three months ended March 31, 2011 and 2010, respectively. The increase in these fees for 2011 is attributable to a larger volume of business in force subject to the fee. Withdrawals from annuity and single premium universal life policies subject to surrender charges were $105.1 million and $105.2 million for the three months ended March 31, 2011 and 2010, respectively. The average surrender charge collected on withdrawals subject to a surrender charge was 12.7% and 13.1% for the three months ended March 31, 2011 and 2010, respectively.
Net investment income increased 20% to $292.1 million in the first quarter of 2011 compared to $242.9 million for the same period in 2010. The increase was principally attributable to the growth in our annuity business and a corresponding increase in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 24% to $19.6 billion for the three months ended March 31, 2011 compared to $15.9 billion for the same period in 2010, while the average yield earned on average invested assets was 5.96% and 6.13% for the three months ended March 31, 2011 and 2010, respectively. The decrease in yield earned on average invested assets was primarily attributable to lower yields on investments purchased in 2010 and the first quarter of 2011. In addition, net investment income and average yield for both quarterly periods were negatively impacted by a lag in reinvestment of proceeds from bonds called for redemption during the quarters into new assets causing excess liquidity. Based on yields received for purchases of fixed maturity securities during the first quarter of 2011 and 2010, we estimate that approximately $2.5 million and $4.9 million, respectively, in net investment income was foregone as a result of the excess liquidity and the average yield on invested assets for the first quarter of 2011 and 2010 would have been 6.01% and 6.25%, respectively, if such income had been earned.
Change in fair value of derivatives (principally call options purchased to fund annual index credits on fixed index annuities) is affected by the performance of the indices upon which our options are based and the aggregate cost of options purchased. The components of change in fair value of derivatives are as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$32,118	$78,381
Change in unrealized gain/loss	111,334	4,921
2015 notes hedges	5,269	—
Interest rate swaps	(68)	(1,287)
	$148,653	$82,015
The differences between the change in fair value of derivatives between periods are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation for options expiring during the three months ended March 31, 2011 and 2010 is as follows:

Three Months Ended March 31,
	2011	2010
S&P 500 Index
Point-to-point strategy	8.4% - 25.3%	19.7% - 68.6%
Monthly average strategy	0.0% - 10.4%	1.5% - 51.2%
Monthly point-to-point strategy	0.0% - 12.1%	0.0% - 23.4%
Fixed income (bond index) strategies	4.0% - 8.8%	0.0% - 9.8%
Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the fixed index annuity policies (caps, participation rates and asset fees) which allow us to manage the cost of the options purchased to fund the annual index credits. The change in fair value of derivatives is also influenced by the aggregate costs of options purchased. The aggregate cost of options has increased primarily due to an increased amount of fixed index annuities in force. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. Costs for options purchased during the three months ended March 31, 2011 decreased compared to the same period in 2010 due to lower caps for the policies for which options were purchased and lower volatility in equity markets. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2010.

Concurrently with the issuance of the 2015 notes, we entered into hedge transactions (the “2015 notes hedges”) to provide the cash needed to meet our cash obligations in excess of the principal amount of the 2015 notes upon conversion of the 2015 notes. The fair value of the 2015 notes hedges changes based upon changes in the price of our common stock which increased in 2011. Similarly, the fair value of the conversion option obligation to the holders of the 2015 notes changes based upon changes in the price of our common stock and the conversion option obligation is accounted for as an embedded derivative liability with changes in fair value reported in the Change in fair value of embedded derivatives. The amount for the change in fair value of the 2015 notes hedges equals the amount for the change in the related embedded derivative liabilities and there is an offsetting expense in the change in fair value of embedded derivatives. See Note 9 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the 2015 notes hedges.
Net realized gains (losses) on investments, excluding OTTI losses include gains and losses on the sale of securities and impairment losses on mortgage loans on real estate which fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investments. The components of realized gains (losses) on investments for the three months ended March 31, 2011 and 2010 are set forth in the table that follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$1,641	$7,894
Gross realized losses	—	(129)
	1,641	7,765
Equity securities:
Gross realized gains	—	6,207
Mortgage loans on real estate:
Impairment losses	(2,834)	(4,069)
	$(1,193)	$9,903
Gross realized gains in 2011 and 2010 are due to tax planning strategies to generate taxable capital gains that will permit deductions of capital losses for income tax purposes. See Financial Condition - Investments for additional discussion of impairment losses recognized on mortgage loans on real estate.
Net OTTI losses recognized in operations increased to $6.6 million in the first quarter of 2011 compared to $3.2 million for the same period in 2010. The impairments recognized in the first quarter of 2011 were all residential mortgage backed securities and were principally due to our ongoing analysis of expected cash flow projections. See Financial Condition - Investments for additional discussion of write downs of securities for other than temporary impairments.
Interest sensitive and index product benefits decreased 19% to $159.7 million in the first quarter of 2011 compared to $196.9 million for the same period in 2010. The components of interest credited to account balances are summarized as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Index credits on index policies	$87,394	$133,559
Interest credited (including changes in minimum guaranteed interest for index annuities)	68,782	62,198
Living income benefit rider	3,489	1,112
	$159,665	$196,869
The changes in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $88.0 million and $125.8 million for the three months ended March 31, 2011 and 2010, respectively. The increase in interest credited was due to an increase in the average amount of annuity liabilities outstanding receiving a fixed rate of interest. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 24% during the three months ended March 31, 2011 to $20.8 billion from $16.8 billion during the same period in 2010.
Amortization of deferred sales inducements increased 134% to $30.7 million in the first quarter of 2011 compared to $13.1 million for the same period in 2010. In general, amortization of deferred sales inducements has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 95% of our net annuity deposits during the three months ended March 31, 2011 and 2010. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains on investments and net OTTI losses recognized in operations.

Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options) because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceeds ten years. The gross profit adjustments resulting from fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business increased amortization by $2.0 million in the first quarter of 2011 and decreased amortization by $10.9 million in the first quarter of 2010. The gross profit adjustments from net realized gains on investments and net OTTI losses recognized in operations decreased amortization by $1.6 million for the three months ended March 31, 2011 and increased amortization by $1.3 million for the same period in 2010. Excluding the amortization amounts attributable to fair value accounting for derivatives and embedded derivatives, net realized gains (losses) on investments and net OTTI losses recognized in operations, amortization for the three months ended March 31, 2011 would have been $30.3 million compared to $22.8 million for the same period in 2010. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2010.
Change in fair value of embedded derivatives was an increase of $128.3 million in the first quarter of 2011 and $63.9 million for the same period in 2010. The 2011 increase includes $5.3 million for the increase in the fair value of the 2015 notes embedded conversion derivative. As discussed previously, this amount was offset by an increase in the fair value of the 2015 notes hedges. The remainder of the 2011 increase and the 2010 increase resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund these index credits discussed above in change in fair value of derivatives; (ii) changes in discount rates used in estimating our liability for policy growth; and (iii) the growth in the host component of the policy liability. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2010. The primary reason for the increase in the change in fair value of the embedded derivatives in the first quarter of 2011 was an increase in the expected index credits on the next policy anniversary dates which correlated with the increase in the change in fair value of derivatives for the first quarter of 2011 discussed above. The primary reason for the increase in the change in fair value of the embedded derivatives in the first quarter of 2010 was decreases in the discount rates used in estimating our liability for policy growth.
Interest expense on notes payable increased 70% to $7.9 million in the first quarter of 2011 compared to $4.7 million for the same period in 2010. This increase was primarily due to the September 2010 issuance of $200.0 million principal amount of 3.50% convertible senior notes. The increase in interest expense on the 3.50% convertible notes was partially offset by a decrease in interest expense on borrowings under our revolving lines of credit with banks. The weighted average interest on the bank credit facility was 1.03% for the three months ended March 31, 2010 and average borrowings outstanding were $150.0 million. We had no borrowings outstanding on our revolving lines of credit during the three months ended March 31, 2011.
Interest expense on subordinated debentures decreased 6% to $3.5 million in the first quarter of 2011 compared to $3.7 million for the same period in 2010. This decrease was primarily due to decreases in the weighted average interest rate on the outstanding subordinated debentures which were 5.07% and 5.41% for the first quarter of 2011 and 2010, respectively. The weighted average interest rates have decreased because $169.6 million principal amount of the subordinated debentures have a floating rate of interest based upon the three month London Interbank Offered Rate plus an applicable margin. See Financial Condition - Liabilities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2010.
Interest expense on amounts due under repurchase agreements was immaterial for the first quarter of 2011. There were no amounts outstanding during the first quarter of 2010. The weighted average interest rate and average borrowings outstanding for the three months ended March 31, 2011 were 0.30% and $6.0 million , respectively.
Amortization of deferred policy acquisition costs increased 103% to $55.2 million in the first quarter of 2011 compared to $27.3 million for the same period in 2010. In general, amortization of deferred policy acquisition costs has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains on investments and net OTTI losses recognized in operations.
As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The gross profit adjustments resulting from fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business increased amortization by $3.7 million in the first quarter of 2011 and decreased amortization by $18.7 million for the same period in 2010. The gross profit adjustments from net realized gains on investments and net OTTI losses recognized in operations decreased amortization by $2.3 million for the three months ended March 31, 2011 and increased amortization by $1.8 million for the same period in 2010. Excluding the amortization amounts attributable to fair value accounting for derivatives, net realized gains on investments and net OTTI losses recognized in operations, amortization for the three months ended March 31, 2011 would have been $53.8 million compared to $44.2 million for the same period in 2010.

Other operating costs and expenses increased 9% to $17.5 million in the first quarter of 2011 compared to $16.0 million for the same period in 2010. This increase was primarily attributable to fees and risk charges on reinsurance of $1.1 million and state insurance taxes and fees of $0.6 million. The increase in fees and risk charges on reinsurance was due to a reinsurance treaty entered into on March 31, 2011. State insurance taxes and fees increased due to growth in taxable income apportioned to applicable states.
Income tax expense increased 118% to $16.9 million in the first quarter of 2011 compared to $7.8 million for the same period in 2010. This increase was primarily due to the increase in income before income taxes. The effective tax rates were 35.1% and 34.3% for the three months ended March 31, 2011 and 2010, respectively. The effective tax rate for the first quarter of 2010 was less than the applicable statutory federal income tax rate of 35% due to state income tax benefits attributable to losses in the non-life subgroup.

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
The composition of our investment portfolio is summarized in the table below:

	March 31, 2011		December 31, 2010
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$4,335	—%	$4,388	—%
United States Government sponsored agencies	3,907,140	18.8%	3,750,065	18.9%
United States municipalities, states and territories	2,489,998	12.0%	2,367,003	12.0%
Corporate securities	8,035,009	38.7%	7,652,850	38.6%
Residential mortgage backed securities	2,902,382	14.0%	2,878,557	14.5%
Total fixed maturity securities	17,338,864	83.5%	16,652,863	84.0%
Equity securities	69,644	0.3%	65,961	0.4%
Mortgage loans on real estate	2,730,841	13.1%	2,598,641	13.1%
Derivative instruments	622,106	3.0%	479,786	2.4%
Other investments	23,357	0.1%	19,680	0.1%
	$20,784,812	100.0%	$19,816,931	100.0%
During the three months ended March 31, 2011 and 2010, we received $1.5 billion and $1.3 billion, respectively, in redemption proceeds related to calls of our callable United States Government sponsored agency securities and public and private corporate bonds, of which $616.3 million were classified as held for investment for the three months ended March 31, 2010. There were no calls of held for investment securities during the three months ended March 31, 2011. We reinvested proceeds from these redemptions primarily in United States Government sponsored agencies, United States municipalities, states and territories, corporate securities, and residential mortgage backed securities. At March 31, 2011, 37% of our fixed income securities have call features and 1% ($0.1 billion) of those securities were subject to call redemption. Another 22% ($3.8 billion) will become subject to call redemption during the next twelve months.
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. Historically, we have had a high percentage of our fixed maturity securities in U.S. Government sponsored agency securities (for the most part Federal Home Loan Mortgage Corporation and Federal National Mortgage Association). While U.S. Government sponsored agency securities are of high credit quality, the call features have resulted in our excess cash position. These calls resulted from the low interest rate and tight agency spread environment. Since 2007, when we had almost 80% of our fixed maturity portfolio invested in callable agencies, we have reallocated a significant portion of our fixed maturities from the callable agency securities to other highly rated, long-term securities. The largest portion of our fixed maturity securities are now in investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities. We have also built a portfolio of residential mortgage backed securities ("RMBS") that provide our investment portfolio a source of regular cash flow and higher yielding assets than our agency securities. Additionally, in 2009 we began building a portfolio of taxable bonds issued by municipalities, states and territories of the United States that provide us with attractive yields while consistent with our aversion to credit risk.

A summary of our fixed maturity securities by NRSRO ratings is as follows:

	March 31, 2011		December 31, 2010
Rating Agency Rating	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Aaa/Aa/A	$12,154,165	70.1%	$11,599,255	69.6%
Baa	3,881,390	22.4%	3,725,920	22.4%
Total investment grade	16,035,555	92.5%	15,325,175	92.0%
Ba	281,832	1.6%	294,200	1.8%
B	64,098	0.4%	69,033	0.4%
Caa and lower	903,293	5.2%	959,437	5.8%
In or near default	54,086	0.3%	5,018	—%
Total below investment grade	1,303,309	7.5%	1,327,688	8.0%
	$17,338,864	100%	$16,652,863	100.0%

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
In November 2010, the NAIC membership approved continuation of a process developed in 2009 to assess non-agency RMBS for the 2010 filing year that does not rely on NRSRO ratings. The NAIC retained the services of PIMCO Advisory to model each non-agency RMBS owned by U.S. insurers at year-end 2010. PIMCO Advisory has provided 5 prices for each security for life insurance companies to utilize in determining the NAIC designation for each RMBS based on each insurer's statutory book value price. This process is used to determine the level of RBC requirements for non-agency RMBS.
The table below presents our fixed maturity securities by NAIC designation:

	March 31, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$12,876,546	$12,879,124	$12,925,036	74.6%	$12,152,552	$12,246,954	$12,262,263	73.6%
2	3,984,690	4,100,086	4,100,086	23.6%	3,892,680	4,012,076	4,012,076	24.1%
3	293,391	264,229	284,427	1.6%	368,680	323,113	348,256	2.1%
4	17,926	18,026	18,026	0.1%	19,820	19,178	19,178	0.1%
5	5,589	6,173	6,173	0.1%	6,089	6,262	6,262	0.1%
6	4,097	5,116	5,116	—%	4,273	4,828	4,828	—%
	$17,182,239	$17,272,754	$17,338,864	100.0%	$16,444,094	$16,612,411	$16,652,863	100.0%

A summary of our RMBS by collateral type and split by NAIC designation, as well as a separate summary of securities for which we have recognized OTTI and those which we have not yet recognized any OTTI is as follows as of March 31, 2011:

Collateral Type	NAIC Designation	Principal Amount	Amortized Cost	Fair Value
		(Dollars in thousands)
OTTI has not been recognized
Government agency	1	$510,558	$450,155	$463,901
Prime	1	1,489,525	1,411,806	1,469,445
	2	1,437	1,418	1,335
	3	28,104	27,505	24,942
Alt-A	1	45,965	46,347	48,069
	2	5,123	5,214	4,713
		$2,080,712	$1,942,445	$2,012,405
OTTI has been recognized
Prime	1	$257,187	$229,819	$220,220
	2	297,017	274,922	252,962
	3	35,900	34,275	31,117
Alt-A	1	346,133	293,903	279,164
	2	130,335	102,554	89,478
	3	16,541	14,327	14,335
	6	4,521	3,884	2,701
		$1,087,634	$953,684	$889,977
Total by collateral type
Government agency		$510,558	$450,155	$463,901
Prime		2,109,170	1,979,745	2,000,021
Alt-A		548,618	466,229	438,460
		$3,168,346	$2,896,129	$2,902,382
Total by NAIC designation
	1	$2,649,368	$2,432,030	$2,480,799
	2	433,912	384,108	348,488
	3	80,545	76,107	70,394
	6	4,521	3,884	2,701
		$3,168,346	$2,896,129	$2,902,382
The amortized cost and fair value of fixed maturity securities at March 31, 2011, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our residential mortgage backed securities provide for periodic payments throughout their lives and are shown below as a separate line.

	Available-for-sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$36,754	$37,468	$—	$—
Due after one year through five years	394,166	436,490	—	—
Due after five years through ten years	1,862,941	2,029,935	—	—
Due after ten years through twenty years	3,463,416	3,470,211	—	—
Due after twenty years	6,935,374	6,868,919	1,593,459	1,527,349
	12,692,651	12,843,023	1,593,459	1,527,349
Residential mortgage backed securities	2,896,129	2,902,382	—	—
	$15,588,780	$15,745,405	$1,593,459	$1,527,349

Unrealized Losses
The amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
	(Dollars in thousands)
March 31, 2011
Fixed maturity securities, available for sale:
United States Government full faith and credit	3	$884	$(26)	$858
United States Government sponsored agencies	12	1,823,526	(13,439)	1,810,087
United States municipalities, states and territories	341	1,732,866	(65,918)	1,666,948
Corporate securities:
Finance, insurance and real estate	82	819,497	(37,804)	781,693
Manufacturing, construction and mining	119	1,153,606	(52,868)	1,100,738
Utilities and related sectors	161	1,093,876	(52,154)	1,041,722
Wholesale/retail trade	23	156,819	(7,839)	148,980
Services, media and other	28	298,398	(13,506)	284,892
Residential mortgage backed securities	90	1,246,049	(83,723)	1,162,326
	859	$8,325,521	$(327,277)	$7,998,244
Fixed maturity securities, held for investment:
United States Government sponsored agencies	4	1,013,941	(46,081)	967,860
Corporate security:
Insurance	1	$75,822	$(20,198)	$55,624
	5	$1,089,763	$(66,279)	$1,023,484
Equity securities, available for sale:
Finance, insurance and real estate	6	$26,782	$(1,020)	$25,762

December 31, 2010
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$566	$(18)	$548
United States Government sponsored agencies	1	111,747	(1,646)	110,101
United States municipalities, states and territories	289	1,571,263	(53,384)	1,517,879
Corporate securities:
Finance, insurance and real estate	79	784,844	(44,353)	740,491
Manufacturing, construction and mining	111	1,102,886	(36,226)	1,066,660
Utilities and related sectors	145	987,093	(39,209)	947,884
Wholesale/retail trade	25	169,125	(6,251)	162,874
Services, media and other	18	206,317	(10,801)	195,516
Residential mortgage backed securities	98	1,470,836	(108,421)	1,362,415
	768	$6,404,677	$(300,309)	$6,104,368
Fixed maturity securities, held for investment:
United States Government sponsored agencies	3	$746,414	$(15,309)	$731,105
Corporate security:
Insurance	1	75,786	(25,143)	50,643
	4	$822,200	$(40,452)	$781,748
Equity securities, available for sale:
Finance, insurance and real estate	8	$32,782	$(1,946)	$30,836
Unrealized losses increased $51.9 million from $342.7 million at December 31, 2010 to $394.6 million at March 31, 2011. Unrealized losses increased due to changes in market interest rates on United States Government sponsored agencies and United States municipalities, states and territories and a continuation of wider than historic credit spreads in certain sectors of the corporate bond market, resulting in securities carrying yields less than those available at March 31, 2011.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
March 31, 2011
1	$7,273,506	80.0%	$(262,719)	66.8%
2	1,605,578	17.7%	(95,984)	24.4%
3	206,222	2.3%	(33,670)	8.5%
4	—	—%	—	—%
5	—	—%	—	—%
6	2,701	—%	(1,183)	0.3%
	$9,088,007	100.0%	$(393,556)	100.0%
December 31, 2010
1	$5,017,596	72.4%	$(186,066)	54.6%
2	1,619,437	23.4%	(102,931)	30.2%
3	269,555	3.9%	(49,764)	14.6%
4	17,278	0.2%	(642)	0.2%
5	—	—%	—	—%
6	2,702	0.1%	(1,358)	0.4%
	$6,926,568	100.0%	$(340,761)	100.0%

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 870 and 780 securities, respectively) have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2011
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$858	$(26)	$—	$—	$858	$(26)
United States Government sponsored agencies	1,810,087	(13,439)	—	—	1,810,087	(13,439)
United States municipalities, states and territories	1,658,830	(65,108)	8,118	(810)	1,666,948	(65,918)
Corporate securities:
Finance, insurance and real estate	670,851	(26,521)	110,842	(11,283)	781,693	(37,804)
Manufacturing, construction and mining	1,078,807	(51,105)	21,931	(1,763)	1,100,738	(52,868)
Utilities and related sectors	1,026,357	(48,820)	15,365	(3,334)	1,041,722	(52,154)
Wholesale/retail trade	139,580	(6,762)	9,400	(1,077)	148,980	(7,839)
Services, media and other	284,892	(13,506)	—	—	284,892	(13,506)
Residential mortgage backed securities	251,963	(4,008)	910,363	(79,715)	1,162,326	(83,723)
	$6,922,225	$(229,295)	$1,076,019	$(97,982)	$7,998,244	$(327,277)
Held for investment:
United States Government sponsored agencies	967,860	(46,081)	—	—	967,860	(46,081)
Corporate security:
Insurance	—	—	55,624	(20,198)	55,624	(20,198)
	967,860	(46,081)	55,624	(20,198)	1,023,484	(66,279)

Equity securities, available for sale:
Finance, insurance and real estate	$2,452	$(205)	$23,310	$(815)	$25,762	$(1,020)

December 31, 2010
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$548	$(18)	$—	$—	$548	$(18)
United States Government sponsored agencies	110,101	(1,646)	—	—	110,101	(1,646)
United States municipalities, states and territories	1,510,354	(51,989)	7,525	(1,395)	1,517,879	(53,384)
Corporate securities:
Finance, insurance and real estate	626,363	(31,352)	114,128	(13,001)	740,491	(44,353)
Manufacturing, construction and mining	1,032,170	(33,893)	34,490	(2,333)	1,066,660	(36,226)
Utilities and related sectors	933,727	(34,657)	14,157	(4,552)	947,884	(39,209)
Wholesale/retail trade	153,699	(4,947)	9,175	(1,304)	162,874	(6,251)
Services, media and other	195,516	(10,801)	—	—	195,516	(10,801)
Residential mortgage backed securities	396,083	(14,100)	966,332	(94,321)	1,362,415	(108,421)
	$4,958,561	$(183,403)	$1,145,807	$(116,906)	$6,104,368	$(300,309)
Held for investment:
United States Government sponsored agencies	$731,105	$(15,309)	$—	$—	$731,105	$(15,309)
Corporate security:
Insurance	—	—	50,643	(25,143)	50,643	(25,143)
	$731,105	$(15,309)	$50,643	$(25,143)	$781,748	$(40,452)

Equity securities, available for sale:
Finance, insurance and real estate	$14,583	$(1,199)	$16,253	$(747)	$30,836	$(1,946)

The following is a description of the factors causing the unrealized losses by investment category as of March 31, 2011:
United States Government sponsored agencies; and United States municipalities, states and territories: These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates. During the last fifteen months spreads on agency securities have improved; however, long term interest rates have risen by a greater amount. These securities carry yields less than those available at March 31, 2011 as the result of these rising interest rates.
Corporate securities: The unrealized losses in these securities are due partially to a rise in interest rates in 2011 as well as the continuation of wider than historic credit spreads in certain sectors of the corporate bond market. While credit spreads narrowed, several sectors remain at spreads wider than pre-crisis levels, such as financials and select economic sensitive issuers. As the result of wider spreads, these issues carry yields less than those available in the market as of March 31, 2011.
Residential mortgage backed securities: At March 31, 2011, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 36 securities with a total amortized cost basis of $466.2 million and a fair value of $438.5 million. Despite recent improvements in the capital markets, the fair values of RMBS continue at prices below amortized cost. RMBS prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.
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
		(Dollars in thousands)
March 31, 2011
Fixed maturity securities:
Investment grade:
Less than six months	549	$6,412,766	$6,241,481	$(171,285)
Six months or more and less than twelve months	206	1,685,750	1,582,509	(103,241)
Twelve months or greater	33	296,225	277,241	(18,984)
Total investment grade	788	8,394,741	8,101,231	(293,510)
Below investment grade:
Less than six months	4	57,551	56,735	(816)
Six months or more and less than twelve months	1	9,394	9,360	(34)
Twelve months or greater	71	953,598	854,402	(99,196)
Total below investment grade	76	1,020,543	920,497	(100,046)
Equity securities:
Less then six months	—	—	—	—
Six months or more and less than twelve months	1	2,657	2,452	(205)
Twelve months or greater	5	24,125	23,310	(815)
Total equity securities	6	26,782	25,762	(1,020)
	870	$9,442,066	$9,047,490	$(394,576)

December 31, 2010
Fixed maturity securities:
Investment grade:
Less than six months	656	$5,805,583	$5,611,000	$(194,583)
Six months or more and less than twelve months	1	7,874	7,848	(26)
Twelve months or greater	34	313,127	292,173	(20,954)
Total investment grade	691	6,126,584	5,911,021	(215,563)
Below investment grade:
Less than six months	5	65,359	61,296	(4,063)
Six months or more and less than twelve months	1	9,562	9,522	(40)
Twelve months or greater	75	1,025,372	904,277	(121,095)
Total below investment grade	81	1,100,293	975,095	(125,198)
Equity securities:
Less then six months	1	3,000	2,995	(5)
Six months or more and less than twelve months	2	12,782	11,588	(1,194)
Twelve months or greater	5	17,000	16,253	(747)
Total equity securities	8	32,782	30,836	(1,946)
	780	$7,259,659	$6,916,952	$(342,707)

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

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
March 31, 2011
Below investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	5	85,312	62,593	(22,719)
Total below investment grade	5	$85,312	$62,593	$(22,719)

December 31, 2010
Below investment grade:
Less than six months	2	$24,645	$19,648	$(4,997)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	7	104,129	71,368	(32,761)
Total below investment grade	9	$128,774	$91,016	$(37,758)
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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
March 31, 2011
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	9,775	9,690	—	—
Due after five years through ten years	299,155	293,946	—	—
Due after ten years through twenty years	1,829,894	1,772,016	—	—
Due after twenty years	4,940,648	4,760,266	1,089,763	1,023,484
	7,079,472	6,835,918	1,089,763	1,023,484
Residential mortgage backed securities	1,246,049	1,162,326	—	—
	$8,325,521	$7,998,244	$1,089,763	$1,023,484

December 31, 2010
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	30,367	29,858	—	—
Due after five years through ten years	257,793	249,838	—	—
Due after ten years through twenty years	1,274,273	1,224,989	—	—
Due after twenty years	3,371,408	3,237,268	822,200	781,748
	4,933,841	4,741,953	822,200	781,748
Residential mortgage backed securities	1,470,836	1,362,415	—	—
	$6,404,677	$6,104,368	$822,200	$781,748

Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our RMBS as we monitor all of our RMBS on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At March 31, 2011, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Investment grade
Corporate fixed maturity securities:
Finance and insurance	2	$6,009	$(694)	$5,315	41-48	—
Below investment grade
Corporate fixed maturity securities:
Finance	1	4,157	—	4,157	—	—
Retail	1	10,477	(1,077)	9,400	70	—
	2	14,634	(1,077)	13,557
	4	$20,643	$(1,771)	$18,872

Our analysis of these securities that we have determined are temporarily impaired and their credit performance at March 31, 2011 is as follows:
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
We do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost and, as such, there were no other than temporary impairments on these securities at March 31, 2011.

Other Than Temporary Impairments
We have a policy and process in place to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2010.
We recognized other than temporary impairments and additional credit losses on a number of securities for which we have previously recognized OTTI as follows:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses recognized in (from) Other Comprehensive Income	Net OTTI Losses in Operations
		(Dollars in thousands)
Three months ended March 31, 2011
Residential mortgage backed securities	24	$(5,100)	$(1,471)	$(6,571)

Three months ended March 31, 2010
Residential mortgage backed securities	4	$(12,584)	$9,361	$(3,223)
Several factors have led us to believe that full recovery of amortized cost of these residential mortgage backed securities will not be expected. We considered the ratings downgrades, increased default projections, actual defaults, and expected cash flow projections to determine that other than temporary impairments were present. We continue to monitor the cash flows and economics surrounding these securities to determine changes in expected future cash flows.
The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Three months ended March 31, 2011
Prime	2005	7.7%	7.7%	8%	8%	50%	50%
	2006	7.3%	7.6%	9%	11%	50%	55%
	2007	5.8%	7.3%	8%	30%	40%	60%
Alt-A	2005	6.0%	7.7%	18%	18%	50%	50%
	2006	6.0%	6.0%	30%	30%	50%	50%
	2007	6.2%	7.4%	29%	41%	50%	60%

Three months ended March 31, 2010
Prime	2006	7.3%	7.3%	11%	11%	45%	45%
	2007	5.8%	5.8%	19%	19%	50%	50%
Alt-A	2005	6.8%	7.4%	12%	26%	45%	50%
See our discussion in note 3 of our consolidated financial statements for a discussion of how we determine the credit loss component of a residential mortgage backed security.

Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location, and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts net of allowances for loan loss. At March 31, 2011 and December 31, 2010 the largest principal amount outstanding for any single mortgage loan was $10.6 million and $10.7 million, respectively, and the average loan size was $2.4 million. We have the contractual ability to pursue full personal recourse on 12.8% of the loans and partial personal recourse on 32.6% of the loans, and master leases provide us recourse against the principals of the borrowing entity on 5.3% of the loans. In addition, the average loan to value ratio for the overall portfolio was 53.8% and 54.7% at March 31, 2011 and December 31, 2010, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we may obtain a current appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$653,566	23.8%	$618,250	23.6%
Middle Atlantic	182,514	6.6%	172,443	6.6%
Mountain	409,555	14.9%	402,965	15.4%
New England	42,225	1.5%	42,695	1.6%
Pacific	282,415	10.3%	247,254	9.5%
South Atlantic	505,099	18.4%	496,606	19.0%
West North Central	438,083	15.9%	419,002	16.0%
West South Central	234,326	8.6%	215,650	8.3%
	$2,747,783	100.0%	$2,614,865	100.0%
Loan loss allowance	(16,942)		(16,224)
	2,730,841		2,598,641

Property type distribution
Office	$739,960	26.9%	$683,404	26.1%
Medical Office	168,376	6.1%	166,930	6.4%
Retail	613,582	22.3%	589,369	22.5%
Industrial/Warehouse	691,448	25.2%	666,908	25.6%
Hotel	150,241	5.5%	151,516	5.8%
Apartment	149,019	5.4%	131,682	5.0%
Mixed use/other	235,157	8.6%	225,056	8.6%
	$2,747,783	100.0%	$2,614,865	100.0%
Loan loss allowance	(16,942)		(16,224)
	2,730,841		2,598,641
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At March 31, 2011, we had commitments to fund commercial mortgage loans totaling $94.1 million, with fixed interest rates ranging from 5.75% to 6.17%.
During the three months ended March 31, 2011, one mortgage loan was satisfied by taking ownership of the real estate serving as collateral on the loan. This loan had a principal amount outstanding of $5.9 million, for which a specific loan loss allowance of $2.1 million was established and recognized in a prior period. No additional impairments were recognized when ownership of the real estate was taken as the fair value of the property less the estimated costs to sell approximated the outstanding loan balance of the relative mortgage, net of any specific loan loss allowance established. We recorded impairment losses of $2.7 million on five mortgage loans with outstanding principal due totaling $11.2 million during the three months ended March 31, 2011 compared to impairment losses of and $4.1 million on two mortgage loans with outstanding principal due totaling $9.5 million during the same period in 2010.
At March 31, 2011, we have twelve mortgage loans that are in the process of being satisfied by our taking ownership of the real estate serving as collateral on the loan. These loans have a total outstanding principal balance of $34.0 million and we have recorded specific loan loss allowances totaling $11.3 million with $9.0 million recognized prior periods. We also have 25 mortgage loans at March 31, 2011 with an outstanding principal balance of $66.1 million that have been given "workout" terms which generally allow for interest only payments or the capitalization of interest for a specified period of time and we have recorded a specific loan loss allowance on three of these loans (principal balance of $8.7 million) of $2.6 million. In addition, at March 31, 2011, we have two mortgage loans with an outstanding principal balance of $10.0 million that were delinquent (60 days or more at the reporting date) in their principal and interest payments. The total outstanding principal balance of these 39 loans is $110.1 million, which represents less than 5% of our total mortgage loan portfolio.
We evaluate our mortgage loan portfolio for the establishment of a loan loss reserve by specific identification of impaired loans and the measurement of an estimated loss for each individual loan identified and an analysis of the mortgage loan portfolio for the need for a general loan allowance for probable losses on all other loans. If we determine that the value of any specific mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or the fair value of the underlying collateral less estimated costs to sell that collateral. The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. Based upon this process and analysis, we increased our general loan loss allowance by $0.1 million to $3.1 million during the first quarter of 2011. We established a general loan loss allowance of $3.0 million during the year ended December 31, 2010.
Mortgage loans summarized in the following table represent all loans that we are either not currently collecting or those we feel it is probable we will not collect all amounts due according to the contractual terms of the loan agreements (all loans that we have worked with the borrower to alleviate short-term cash flow issues and loans delinquent for 60 days or more at the reporting date):

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Impaired mortgage loans with allowances	$36,275	$31,027
Impaired mortgage loans with no allowance for losses	73,831	81,994
Allowance for probable loan losses	(13,842)	(13,224)
Net carrying value of impaired mortgage loans	$96,264	$99,797
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
The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the unaudited consolidated balance sheets are as follows:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Assets
Derivative Instruments
Call options	$622,106	$479,786
Other Assets
2015 notes hedges	71,864	66,595
	$693,970	$546,381
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$2,242,000	$1,971,383
Other liabilities
2015 notes embedded derivatives	71,864	66,595
Interest rate swaps	1,456	1,976
	$2,243,456	$1,973,359

The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$143,452	$83,302
2015 notes hedges	5,269	—
Interest rate swaps	(68)	(1,287)
	$148,653	$82,015
Change in fair value of embedded derivatives:
2015 notes embedded derivatives	$5,269	$—
Fixed index annuities	123,034	63,875
	$128,303	$63,875
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
The notional amount and maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts are as follows:

			March 31, 2011		December 31, 2010
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa3	$937,662	$45,103	$588,650	$25,704
BNP Paribas	AA	Aa2	992,069	45,757	786,561	34,772
Bank of New York	AA-	Aa2	18,082	185	18,082	111
Credit Suisse	A+	Aa1	2,361,933	133,027	2,462,920	95,910
Barclays	AA-	Aa3	2,175,573	102,371	1,728,218	72,751
SunTrust	BBB+	A3	—	—	50,540	3,164
Wells Fargo (Wachovia)	NR	Aa2	1,923,835	95,258	1,745,775	76,250
J.P. Morgan	AA-	Aa1	2,817,155	151,377	2,858,902	133,368
UBS	A+	Aa3	831,833	46,331	921,596	37,756
HSBC	AA	Aa2	82,817	2,697	—	—
			$12,058,142	$622,106	$11,161,244	$479,786

As of March 31, 2011 and December 31, 2010, we held $503.6 million and $381.2 million, respectively, of cash and cash equivalents received from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $118.7 million and $108.1 million at March 31, 2011 and December 31, 2010, respectively.

Liquidity and Capital Resources
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $887.3 million for the three months ended March 31, 2011 compared to $324.9 million for the three months ended March 31, 2010 with the increase attributable to a $618.2 million increase in net annuity deposits after coinsurance and a $55.9 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans. As reported above under Financial Condition - Investments, during the first quarters of 2011 and 2010 we experienced a significant amount of calls of United States Government sponsored agency securities. As a result we have had elevated levels of cash and cash equivalents during the first quarters of 2011 and 2010. The accelerated pace of these calls may continue in the second quarter of 2011. We have been reinvesting the proceeds from the called securities in United States Government sponsored agencies securities, investment grade corporate fixed maturity securities and United States municipalities, states and territories with yields that meet our investment spread objectives. At March 31, 2011, 37% of our fixed income securities have call features and 1% ($0.1 billion) of those securities were subject to call redemption. Another 22% ($3.8 billion) will become subject to call redemption during the next twelve months. Our ability to continue to reinvest the proceeds from called securities in assets with acceptable credit quality and yield characteristics similar to the called securities will be dependent on future market conditions.
We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt, including the convertible senior notes and subordinated debentures issued to subsidiary trusts, pay operating expenses and pay dividends to stockholders. Our assets consist primarily of the capital stock and surplus notes of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. These sources provide adequate cash flow to us to meet our current and reasonably foreseeable future obligations and we expect they will be adequate to fund our parent company cash flow requirements for the rest of 2011. During 2011, we may redeem and holders may require us to repurchase the $74.5 million principal amount outstanding of the 2024 notes. At March 31, 2011, we have cash and cash equivalents totaling $61.6 million on hand available to extinguish this debt.
The ability of our subsidiaries to pay dividends and to make such other payments will be limited by applicable laws and regulations of the states in which our subsidiaries are domiciled, which subject our subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries.
The statutory capital and surplus of our life insurance subsidiaries at March 31, 2011 was $1.5 billion. American Equity Investment Life Insurance Company (American Equity Life) made surplus note interest payments to us of $1.0 million during the three months ended March 31, 2011. For the remainder of 2011, up to $187.5 million can be distributed by American Equity Life as dividends under applicable laws and regulations without prior regulatory approval. Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had $537.5 million of statutory earned surplus at March 31, 2011. The transfer of funds by American Equity Life is also restricted by a covenant in our revolving line of credit which requires American Equity Life to maintain a minimum risk-based capital ratio of 275%.
During the first quarter 2011, we terminated our existing $150 million revolving line of credit agreement and entered into a $160 million revolving line of credit agreement with seven banks (see note 6 to our unaudited consolidated financial statements in Item 1 of this Form 10-Q). The new revolving line of credit terminates January 28, 2014, and borrowings are available for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.
New Accounting Pronouncements
In October 2010, as a result of a consensus of the FASB Emerging Issues Task Force, the FASB issued an accounting standards update that modifies the definition of the types of costs incurred that can be capitalized in the acquisition of new and renewal insurance contracts. This guidance defines the costs that qualify for deferral as incremental direct costs that result directly from and are essential to successful contract transactions and would not have been incurred by the insurance entity had the contract transactions not occurred. In addition, it lists certain costs as deferrable as those that are directly related to underwriting, policy issuance and processing, medical and inspection, and sales force contract selling as deferrable, as well as the portion of an employee's total compensation related directly to time spent performing those activities for actual acquired contracts and other costs related directly to those activities that would not have been incurred if the contract had not been acquired. This amendment to current GAAP should be applied prospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with retrospective application permitted. We are currently evaluating the impact of the guidance on our consolidated financial statements. See note 6 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, for the policy issue costs that could be subject to non-deferral.

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
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities issued by Trust III, IV, VII, VIII, IX, X, XI (beginning on December 31, 2010) and XII bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at March 31, 2011, of which $20 million had been swapped to fixed rates (see note 5 to our unaudited consolidated financial statements in Item 1 of this Form 10-Q). This $20 million swap expired on April 7, 2011. In 2009, we swapped the floating interest rate to fixed rates for the $150 million of the borrowings outstanding on our now terminated revolving line of credit (see notes 5 and 6 to our unaudited consolidated financial statements in Item 1 of this Form 10-Q). These swaps remain outstanding and expire in 2011. The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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
If interest rates were to increase 10% (45 basis points) from levels at March 31, 2011, we estimate that the fair value of our fixed maturity securities would decrease by approximately $718.8 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $172.6 million in the accumulated other comprehensive income and a decrease in stockholders' equity. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2010.
At March 31, 2011, 37% of our fixed income securities have call features and 1% ($0.1 billion) of those securities were subject to call redemption. Another 22% ($3.8 billion) will become subject to call redemption during the next twelve months. During the three months ended March 31, 2011 and 2010, we received $1.5 billion and $1.3 billion, respectively, in redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At March 31, 2011, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.

We purchase call options on the applicable indices to fund the annual index credits on our fixed index annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for fixed index products. For the three months ended March 31, 2011 and 2010, the annual index credits to policyholders on their anniversaries were $87.4 million and $133.6 million, respectively. Proceeds received at expiration of these options related to such credits were $88.0 million and $125.8 million for the three months ended March 31, 2011 and 2010, respectively. The difference between proceeds received at expiration of these options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2011 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
The plaintiffs in the SLO Case represent a class of individuals who are California residents age 65 and older and who either purchased their annuity from us through a co-defendant marketing organization or who purchased one of a defined set of particular annuities issued by us. The named plaintiffs in this case are: Chalys M. Stephens and John P. Stephens. Following a mediation conducted on January 21, 2011, we reached a settlement in principal with the plaintiffs. Preliminary approval of the settlement was issued by the court on March 1, 2011, with the fairness hearing for final court approval scheduled for May 9, 2011. Although we anticipate final court approval of the settlement, there can be no assurance of such final approval. The settlement, if final court approval is received, will provide a total settlement benefit of $36 million to past and present policyholders who are members of the class and, if awarded by the court, will provide for attorneys' fees payable to the plaintiffs' counsel of up to $11 million, litigation expenses in an amount up to $950,000, and incentives of $25,000 payable to each of the two class representatives. The net charge to operations for the settlement (after related reductions in amortization of deferred sales inducements and deferred policy acquisition costs and income taxes) was $27.3 million for the year ended December 31, 2010.
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

Item 1A. Risk Factors

Our 2010 Annual Report on Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the three months ended March 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuer purchases of equity securities for the quarter ended March 31, 2011.

We have a Rabbi Trust, the NMO Deferred Compensation Trust, which purchases our common shares to fund the amount of shares earned by our agents under the NMO Deferred Compensation Plan. At March 31, 2011, agents had earned 81,745 shares which had vested but had not yet been purchased and contributed to the Rabbi Trust.

In addition, we have a share repurchase program under which we are authorized to purchase up to 10,000,000 shares of our common stock. As of March 31, 2011, we have repurchased 3,845,296 shares of our common stock under this program. We suspended the repurchase of our common stock under this program in August of 2008.

The maximum number of shares that may yet be purchased under these plans is 6,236,449 at March 31, 2011.

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

Date: May 6, 2011	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

	By:	/s/ Wendy C. Waugaman
Wendy C. Waugaman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John M. Matovina
John M. Matovina, Vice Chairman, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Vice President - Controller
(Principal Accounting Officer)