Form 10-Q
period 2011-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2011-08-05
CIK 1039828

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Shares of common stock outstanding at July 31, 2011: 59,574,989

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2011 - $15,323,420; 2010 - $15,621,894)	$15,682,872	$15,830,663
Held for investment, at amortized cost (fair value: 2011 - $2,124,918; 2010 - $781,748)	2,135,968	822,200
Equity securities, available for sale, at fair value (cost: 2011 - $59,196; 2010 - $61,185)	66,612	65,961
Mortgage loans on real estate	2,798,233	2,598,641
Derivative instruments	537,920	479,786
Other investments	26,030	19,680
Total investments	21,247,635	19,816,931

Cash and cash equivalents	949,484	597,766
Coinsurance deposits	2,699,158	2,613,191
Accrued investment income	215,457	167,645
Deferred policy acquisition costs	1,825,392	1,747,760
Deferred sales inducements	1,326,984	1,227,328
Deferred income taxes	185,152	143,253
Income taxes recoverable	9,442	6,134
Other assets	108,067	106,755
Total assets	$28,566,771	$26,426,763

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$25,940,513	$23,655,807
Other policy funds and contract claims	318,420	222,860
Notes payable	337,239	330,835
Subordinated debentures	268,512	268,435
Other liabilities	662,555	1,010,779
Total liabilities	27,527,239	25,488,716

Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized, 2011 and 2010 no shares issued and oustanding	—	—
Common stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding: 2011 - 57,832,075 shares (excluding 5,568,860 treasury shares); 2010 - 56,968,446 shares (excluding 5,874,392 treasury shares)	57,832	56,968
Additional paid-in capital	463,245	454,454
Unallocated common stock held by ESOP; 2011 - 395,859 shares; 2010 - 447,048 shares	(4,264)	(4,815)
Accumulated other comprehensive income	123,482	81,820
Retained earnings	399,237	349,620
Total stockholders' equity	1,039,532	938,047
Total liabilities and stockholders' equity	$28,566,771	$26,426,763

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Traditional life and accident and health insurance premiums	$3,289	$2,643	$6,205	$5,930
Annuity product charges	19,892	18,617	36,854	34,135
Net investment income	296,878	254,845	589,006	497,755
Change in fair value of derivatives	(22,029)	(208,737)	126,624	(126,722)
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	(854)	1,063	(2,047)	10,966
OTTI losses on investments:
Total OTTI losses	(113)	(1,603)	(5,213)	(14,187)
Portion of OTTI losses recognized in (from) other comprehensive income	(2,116)	785	(3,587)	10,146
Net OTTI losses recognized in operations	(2,229)	(818)	(8,800)	(4,041)
Loss on extinguishment of debt	—	(292)	—	(292)
Total revenues	294,947	67,321	747,842	417,731

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	2,499	2,169	4,394	4,501
Interest sensitive and index product benefits	238,420	228,818	398,085	425,687
Amortization of deferred sales inducements	20,265	3,243	50,957	16,332
Change in fair value of embedded derivatives	(60,963)	(190,211)	67,340	(126,336)
Interest expense on notes payable	7,832	4,673	15,739	9,324
Interest expense on subordinated debentures	3,481	3,716	6,947	7,401
Interest expense on amounts due under repurchase agreements	1	—	5	—
Amortization of deferred policy acquisition costs	38,862	917	94,085	28,185
Other operating costs and expenses	16,634	16,702	34,108	32,687
Total benefits and expenses	267,031	70,027	671,660	397,781
Income (loss) before income taxes	27,916	(2,706)	76,182	19,950
Income tax expense (benefit)	9,642	(1,202)	26,565	6,569
Net income (loss)	$18,274	$(1,504)	$49,617	$13,381

Earnings (loss) per common share	$0.31	$(0.03)	$0.84	$0.23
Earnings (loss) per common share - assuming dilution	$0.28	$(0.03)	$0.77	$0.23

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2010	$56,968	$454,454	$(4,815)	$81,820	$349,620	$938,047
Other comprehensive income:
Net income for period	—	—	—	—	49,617	49,617
Change in net unrealized investment gains/losses	—	—	—	40,687	—	40,687
Noncredit component of OTTI losses, available for sale securities, net	—	—	—	975	—	975
Other comprehensive income						91,279
Acquisition of 500 shares of common stock	—	(6)	—	—	—	(6)
Allocation of 51,189 shares of common stock by ESOP, including excess income tax benefits	—	69	551	—	—	620
Share-based compensation, including excess income tax benefits	—	5,229	—	—	—	5,229
Issuance of 864,129 shares of common stock under compensation plans, including excess income tax benefits	864	3,499	—	—	—	4,363
Balance at June 30, 2011	$57,832	$463,245	$(4,264)	$123,482	$399,237	$1,039,532

Balance at December 31, 2009	$56,203	$422,225	$(5,679)	$(30,456)	$312,330	$754,623
Other comprehensive income:
Net income for period	—	—	—	—	13,381	13,381
Change in net unrealized investment gains/losses	—	—	—	146,867	—	146,867
Noncredit component of OTTI losses, available for sale securities, net	—	—	—	(2,762)	—	(2,762)
Other comprehensive income						157,486
Conversion of $60 of subordinated debentures	7	49	—	—	—	56
Acquisition of 6,300 shares of common stock	(6)	(44)	—	—	—	(50)
Allocation of 29,745 shares of common stock by ESOP, including excess income tax benefits	—	(27)	321	—	—	294
Share-based compensation, including excess income tax benefits	—	4,150	—	—	—	4,150
Issuance of 377,215 shares of common stock under compensation plans, including excess income tax benefits	377	1,546	—	—	—	1,923
Other	—	—	—	—	(13)	(13)
Balance at June 30, 2010	$56,581	$427,899	$(5,358)	$113,649	$325,698	$918,469

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income	$49,617	$13,381
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	398,085	425,687
Amortization of deferred sales inducements	50,957	16,332
Annuity product charges	(36,854)	(34,135)
Change in fair value of embedded derivatives	67,340	(126,336)
Increase in traditional life and accident and health insurance reserves	45,720	11,616
Policy acquisition costs deferred	(222,358)	(155,813)
Amortization of deferred policy acquisition costs	94,085	28,185
Provision for depreciation and other amortization	9,292	4,744
Amortization of discounts and premiums on investments	(78,582)	(122,658)
Realized gains on investments and net OTTI losses recognized	10,847	(6,925)
Change in fair value of derivatives	(127,799)	125,469
Deferred income taxes	(64,332)	(68,812)
Loss on extinguishment of debt	—	292
Share-based compensation	4,181	3,975
Change in accrued investment income	(47,812)	637
Change in income taxes recoverable/payable	(3,308)	118,267
Change in other assets	2,182	6,641
Change in other policy funds and contract claims	95,560	34,767
Change in collateral held for derivatives	12,910	(244,816)
Change in other liabilities	(74,889)	(16,479)
Other	703	255
Net cash provided by operating activities	185,545	14,274

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	3,244,966	2,038,295
Fixed maturity securities - held for investment	—	892,464
Equity securities - available for sale	2,958	23,020
Mortgage loans on real estate	86,079	53,277
Derivative instruments	275,473	307,799
Other investments	57	—
Acquisition of investments:
Fixed maturity securities - available for sale	(3,189,624)	(3,641,409)
Fixed maturity securities - held for investment	(1,279,831)	—
Equity securities - available for sale	—	(10,125)
Mortgage loans on real estate	(296,884)	(137,301)
Derivative instruments	(189,759)	(156,318)
Other investments	(1,660)	(81)
Purchases of property, furniture and equipment	(3,552)	(4,985)
Net cash used in investing activities	(1,351,777)	(635,364)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Financing activities
Receipts credited to annuity policyholder account balances	$2,450,646	$1,893,642
Coinsurance deposits	(37,196)	(158,442)
Return of annuity policyholder account balances	(898,472)	(788,938)
Financing fees incurred and deferred	(1,566)	—
Repayments of notes payable	—	(6,641)
Acquisition of common stock	(6)	(50)
Excess tax benefits realized from share-based compensation plans	1,117	250
Proceeds from issuance of common stock	4,255	1,864
Change in checks in excess of cash balance	(828)	(3,222)
Net cash provided by financing activities	1,517,950	938,463
Increase in cash and cash equivalents	351,718	317,373

Cash and cash equivalents at beginning of period	597,766	528,002
Cash and cash equivalents at end of period	$949,484	$845,375

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$15,210	$12,983
Income taxes	93,200	56,488
Income tax refunds received	—	100,000
Non-cash operating activity:
Deferral of sales inducements	189,200	151,079
Non-cash investing activity:
Real estate acquired in satisfaction of mortgage loans	6,308	4,300
Mortgage loan on real estate sold	1,215	—
Non-cash financing activities:
Conversion of subordinated debentures	—	56

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company (“we”, “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.
During 2011, we discovered a prior period error related to policy benefit reserves for our single premium immediate annuity products. Accordingly, we made an adjustment in the first quarter of 2011 which resulted in a decrease of policy benefit reserves and a decrease in interest sensitive and index product benefits of $4.2 million. On an after-tax basis, the adjustment resulted in a $2.7 million increase in net income for the six months ended June 30, 2011.
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
In April 2011, the FASB issued an accounting standards update that gives creditors guidance in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. Troubled debt restructures are considered impaired receivables for which an amount of impairment loss is determined at the time the loan is restructured. This accounting standards update is effective for us beginning on July 1, 2011, and will be applied retrospectively to restructures that we have completed on or after January 1, 2011. We do not expect this guidance to have a material effect on our financial statements.

In May 2011, the FASB issued an accounting standards update that addresses fair value measurement and disclosure as part of its convergence efforts with the International Accounting Standards Board. The result is common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. This accounting standards update changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Some changes clarify the FASB's intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing informations about fair value measurements. The disclosure requirements add information about transfers between Level 1 and Level 2 of the fair value hierarchy, information about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs, and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. This accounting standards update is effective during interim and annual periods beginning after December 15, 2011 and early application is not permitted. We do not anticipate any effect to our financial position, results of operations or cash flows upon adoption.
In June 2011, the FASB issued an accounting standards update that expands the disclosure requirements related to other comprehensive income. A reporting entity is now required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both choices, the reporting entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. This standard also requires the reporting entity to present reclassification adjustments from other comprehensive income to net income and eliminates the presentation of other comprehensive income as part of the statements of stockholders' equity. This accounting standards update is effective during interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. We do not anticipate any effect to our financial position, results of operations or cash flows upon adoption.

2. Fair Values of Financial Instruments
The following sets forth a comparison of the fair values and carrying amounts of our financial instruments:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$15,682,872	$15,682,872	$15,830,663	$15,830,663
Held for investment	2,135,968	2,124,918	822,200	781,748
Equity securities, available for sale	66,612	66,612	65,961	65,961
Mortgage loans on real estate	2,798,233	2,856,400	2,598,641	2,670,009
Derivative instruments	537,920	537,920	479,786	479,786
Other investments	2,120	2,185	558	558
Cash and cash equivalents	949,484	949,484	597,766	597,766
Coinsurance deposits	2,699,158	2,394,311	2,613,191	2,282,998
2015 notes hedges	63,141	63,141	66,595	66,595

Liabilities
Policy benefit reserves	25,702,884	21,448,934	23,464,810	19,594,396
Notes payable	337,239	480,635	330,835	489,097
Subordinated debentures	268,512	246,502	268,435	213,369
2015 notes embedded derivatives	63,141	63,141	66,595	66,595
Interest rate swaps	937	937	1,976	1,976
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
Transfers of securities among the levels occur at times and depend on the type of inputs used to determine fair value of each security, however there were no transfers between levels during the six months ended June 30, 2011.

Our assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2011
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,419	$4,419	$—	$—
United States Government sponsored agencies	1,152,300	—	1,152,300	—
United States municipalities, states and territories	2,763,142	—	2,763,142	—
Corporate securities	8,657,083	61,324	8,595,759	—
Residential mortgage backed securities	2,827,512	—	2,825,319	2,193
Other asset backed securities	278,416	—	278,416	—
Equity securities, available for sale: finance, insurance and real estate	66,612	46,842	19,770	—
Derivative instruments	537,920	—	537,920	—
Cash and cash equivalents	949,484	949,484	—	—
2015 notes hedges	63,141	—	63,141	—
	$17,300,029	$1,062,069	$16,235,767	$2,193
Liabilities
Interest rate swaps	$937	$—	$937	$—
2015 notes embedded derivatives	63,141	—	63,141	—
Fixed index annuities - embedded derivatives	2,368,533	—	—	2,368,533
	$2,432,611	$—	$64,078	$2,368,533

December 31, 2010
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,388	$4,388	$—	$—
United States Government sponsored agencies	3,003,651	—	3,003,651	—
United States municipalities, states and territories	2,367,003	—	2,367,003	—
Corporate securities	7,372,537	71,230	7,301,307	—
Residential mortgage backed securities	2,878,557	—	2,875,855	2,702
Other asset backed securities	204,527	—	204,527	—
Equity securities, available for sale: finance, insurance and real estate	65,961	46,925	19,036	—
Derivative instruments	479,786	—	479,786	—
Cash and cash equivalents	597,766	597,766	—	—
2015 notes hedges	66,595	—	66,595	—
	$17,040,771	$720,309	$16,317,760	$2,702
Liabilities
Interest rate swaps	$1,976	$—	$1,976	$—
2015 notes embedded derivatives	66,595	—	66,595	—
Fixed index annuities - embedded derivatives	1,971,383	—	—	1,971,383
	$2,039,954	$—	$68,571	$1,971,383

The following methods and assumptions were used in estimating the fair values of financial instruments during the periods presented in these consolidated financial statements.
Fixed maturity securities and equity securities
The fair values of fixed maturity securities and equity securities in an active and orderly market are determined by utilizing independent pricing services. The independent pricing services incorporate a variety of observable market data in their valuation techniques, including:

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis of inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of June 30, 2011 and December 31, 2010.
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
Other investments
Other investments is comprised of policy loans and an equity method investment. We have not attempted to determine the fair values associated with our policy loans, as we believe any differences between carrying value and the fair values afforded these instruments are immaterial to our consolidated financial position and, accordingly, the cost to provide such disclosure does not justify the benefit to be derived. The fair value of of our equity method investment was determined by calculating the present value of future cash flows discounted by a risk free rate, a risk spread, and a liquidity discount.
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
The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Available for sale securities
Beginning balance	$4,301	$18,909	$2,702	$17,918
Sales	—	(14,838)	—	(14,838)
Principal returned	(78)	(157)	(266)	(314)
(Amortization)/accretion of premium/discount	(4)	10	8	32
Reclassification	(1,600)	—	—	—
Total gains (losses) (realized/unrealized):
Included in other comprehensive income (loss)	104	7,216	279	8,342
Included in operations	(530)	(2,230)	(530)	(2,230)
Ending balance	$2,193	$8,910	$2,193	$8,910
In the second quarter of 2011 we removed an ownership interest in a limited partnership from the preceding table because it is an equity method investment that does not have a readily determinable fair value and is not measured at fair value on a recurring basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$2,242,000	$1,526,117	$1,971,383	$1,375,866
Premiums less benefits	251,733	251,587	467,676	414,735
Change in unrealized gains, net	(125,200)	(295,275)	(70,526)	(308,172)
Ending balance	$2,368,533	$1,482,429	$2,368,533	$1,482,429
Change in unrealized gains, net for each period in our embedded derivatives are included in change in fair value of embedded derivatives in the unaudited consolidated statements of operations.

3. Investments
At June 30, 2011 and December 31, 2010, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2011
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,083	$345	$(9)	$4,419
United States Government sponsored agencies	1,137,254	15,390	(344)	1,152,300
United States municipalities, states and territories	2,723,736	66,969	(27,563)	2,763,142
Corporate securities	8,362,716	422,447	(128,080)	8,657,083
Residential mortgage backed securities	2,820,507	100,566	(93,561)	2,827,512
Other asset backed securities	275,124	8,933	(5,641)	278,416
	$15,323,420	$614,650	$(255,198)	$15,682,872

Held for investment:
United States Government sponsored agencies	$2,060,110	$10,172	$(407)	$2,069,875
Corporate security	75,858	—	(20,815)	55,043
	$2,135,968	$10,172	$(21,222)	$2,124,918

Equity securities, available for sale:
Finance, insurance, and real estate	$59,196	$8,370	$(954)	$66,612

December 31, 2010
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,082	$324	$(18)	$4,388
United States Government sponsored agencies	2,994,174	11,123	(1,646)	3,003,651
United States municipalities, states and territories	2,397,622	22,765	(53,384)	2,367,003
Corporate securities	7,124,316	380,124	(131,903)	7,372,537
Residential mortgage backed securities	2,900,028	86,950	(108,421)	2,878,557
Other asset backed securities	201,672	7,792	(4,937)	204,527
	$15,621,894	$509,078	$(300,309)	$15,830,663

Held for investment:
United States Government sponsored agencies	$746,414	$—	$(15,309)	$731,105
Corporate security	75,786	—	(25,143)	50,643
	$822,200	$—	$(40,452)	$781,748

Equity securities, available for sale:
Finance, insurance, and real estate	$61,185	$6,722	$(1,946)	$65,961

During the six months ended June 30, 2011 and 2010, we received $2.9 billion and $2.4 billion, respectively, in redemption proceeds related to calls of our callable United States Government sponsored agency securities and public and private corporate bonds, of which $892.5 million were classified as held for investment for the six months ended June 30, 2010. There were no calls of held for investment securities during the six months ended June 30, 2011. We reinvested the proceeds from these redemptions primarily in United States Government sponsored agencies, United States municipalities, states, and territories, corporate securities and residential mortgage and asset backed securities. At June 30, 2011, 34% of our fixed income securities have call features and 1% ($0.1 billion) were subject to call redemption. Another 19% ($3.2 billion) will become subject to call redemption during the next twelve months (principally the first and second quarters of 2012).
The amortized cost and fair value of fixed maturity securities at June 30, 2011, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our residential mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available-for-sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$28,157	$28,971	$—	$—
Due after one year through five years	416,992	470,079	—	—
Due after five years through ten years	1,858,825	2,039,722	—	—
Due after ten years through twenty years	3,830,178	3,916,472	—	—
Due after twenty years	6,093,637	6,121,700	2,135,968	2,124,918
	12,227,789	12,576,944	2,135,968	2,124,918
Residential mortgage backed securities	2,820,507	2,827,512	—	—
Other asset backed securities	275,124	278,416	—	—
	$15,323,420	$15,682,872	$2,135,968	$2,124,918
Net unrealized gains on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities and equity securities	$366,868	$213,545
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(211,564)	(122,336)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax benefit	(54,356)	(31,923)
Net unrealized gains reported as accumulated other comprehensive income	$123,482	$81,820
The National Association of Insurance Commissioners (“NAIC”) assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations (“NRSRO’s”). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered “investment grade” while NAIC Class 3 through 6 designations are considered “non-investment grade.” Based on the NAIC designations, we had 99% and 98% of our fixed maturity portfolio rated investment grade at June 30, 2011 and December 31, 2010, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	June 30, 2011		December 31, 2010
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$12,923,194	$13,134,579	$12,152,552	$12,246,954
2	4,260,986	4,427,188	3,892,680	4,012,076
3	248,488	218,080	368,680	323,113
4	17,933	17,125	19,820	19,178
5	5,302	5,868	6,089	6,262
6	3,485	4,950	4,273	4,828
	$17,459,388	$17,807,790	$16,444,094	$16,612,411

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 707 and 780 securities, respectively) have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2011
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$558	$(9)	$—	$—	$558	$(9)
United States Government sponsored agencies	$53,253	$(344)	$—	$—	$53,253	$(344)
United States municipalities, states and territories	945,652	(27,181)	8,554	(382)	954,206	(27,563)
Corporate securities:
Finance, insurance and real estate	608,845	(23,541)	86,065	(7,415)	694,910	(30,956)
Manufacturing, construction and mining	1,203,704	(41,396)	12,998	(1,874)	1,216,702	(43,270)
Utilities and related sectors	1,046,966	(37,300)	15,833	(2,855)	1,062,799	(40,155)
Wholesale/retail trade	173,230	(5,147)	9,150	(1,324)	182,380	(6,471)
Services, media and other	235,752	(7,228)	—	—	235,752	(7,228)
Residential mortgage backed securities	248,319	(14,285)	819,884	(79,276)	1,068,203	(93,561)
Other asset backed securities	93,237	(5,641)	—	—	93,237	(5,641)
	$4,609,516	$(162,072)	$952,484	$(93,126)	$5,562,000	$(255,198)
Held for investment:
United States Government sponsored agencies	993,800	(407)	—	—	993,800	(407)
Corporate security:
Insurance	—	—	55,043	(20,815)	55,043	(20,815)
	993,800	(407)	55,043	(20,815)	1,048,843	(21,222)

Equity securities, available for sale:
Finance, insurance and real estate	$—	$—	$16,828	$(954)	$16,828	$(954)

December 31, 2010
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$548	$(18)	$—	$—	$548	$(18)
United States Government sponsored agencies	110,101	(1,646)	—	—	110,101	(1,646)
United States municipalities, states and territories	1,510,354	(51,989)	7,525	(1,395)	1,517,879	(53,384)
Corporate securities:
Finance, insurance and real estate	570,978	(27,603)	114,128	(13,001)	685,106	(40,604)
Manufacturing, construction and mining	1,024,454	(33,239)	34,490	(2,333)	1,058,944	(35,572)
Utilities and related sectors	927,476	(34,630)	14,157	(4,552)	941,633	(39,182)
Wholesale/retail trade	153,699	(4,947)	9,175	(1,304)	162,874	(6,251)
Services, media and other	181,857	(10,294)	—	—	181,857	(10,294)
Residential mortgage backed securities	396,083	(14,100)	966,332	(94,321)	1,362,415	(108,421)
Other asset backed securities	83,011	(4,937)	—	—	83,011	(4,937)
	$4,958,561	$(183,403)	$1,145,807	$(116,906)	$6,104,368	$(300,309)
Held for investment:
United States Government sponsored agencies	$731,105	$(15,309)	$—	$—	$731,105	$(15,309)
Corporate security:
Insurance	—	—	50,643	(25,143)	50,643	(25,143)
	$731,105	$(15,309)	$50,643	$(25,143)	$781,748	$(40,452)

Equity securities, available for sale:
Finance, insurance and real estate	$14,583	$(1,199)	$16,253	$(747)	$30,836	$(1,946)

The following is a description of the factors causing the temporary unrealized losses by investment category as of June 30, 2011:
United States Government sponsored agencies; and United States municipalities, states and territories: These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates. We purchase these securities regularly over time at different interest rates available at time of purchase; thus, some securities carry yields less than those available at June 30, 2011.
Corporate securities: The unrealized losses in these securities are due partially to the timing of purchases in 2011. Credit spreads finished the second quarter of 2011 wider than at the start of the year. This spread widening coupled with the long duration of the corporate bonds account for the majority of the unrealized losses.
Residential mortgage backed securities: At June 30, 2011, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 36 securities with a total amortized cost basis of $454.1 million and a fair value of $424.8 million. Despite recent improvements in the capital markets, the fair values of RMBS continue at prices below amortized cost. RMBS prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.
Equity securities: The unrealized loss on equity securities, which are primarily investment grade perpetual preferred stocks with exposure to REITS, investment banks and finance companies, are due to the ongoing concerns relating to capital, asset quality and earnings stability due to the financial crisis. All of the equity securities in an unrealized loss position for 12 months or more are investment grade perpetual preferred stocks that are absent credit deterioration. A continued difficult investment environment has raised concerns in regard to earnings and dividend stability in many companies which directly affect the values of these securities.
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
All of the securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains (losses) on investments for the six months ended June 30, 2011 and 2010 are as follows:

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$29,402	$(2,432)

Investments carried at fair value:
Fixed maturity securities, available for sale	$150,683	$530,050
Equity securities, available for sale	2,640	(769)
	153,323	529,281
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(89,228)	(307,581)
Deferred income tax asset	(22,433)	(77,595)
	(111,661)	(385,176)
Increase/decrease in net unrealized gains/losses on investments carried at fair value	$41,662	$144,105
Proceeds from sales of available for sale securities for the six months ended June 30, 2011 and 2010 were $122.2 million and $193.8 million, respectively. Scheduled principal repayments, calls and tenders for available for sale securities for the six months ended June 30, 2011 and 2010 were $3.1 billion and $1.7 billion, respectively.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments, excluding net OTTI losses for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$2,901	$4,393	$4,542	$12,287
Gross realized losses	(1,423)	(2,230)	(1,423)	(2,359)
	1,478	2,163	3,119	9,928
Equity securities:
Gross realized gains	966	—	966	6,207
Other investments:
Gross realized losses	(12)	—	(12)	—
Mortgage loans on real estate:
Increase in allowance for credit losses	(3,286)	(1,100)	(6,120)	(5,169)
	$(854)	$1,063	$(2,047)	$10,966
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
The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the six months ended June 30, 2011 and 2010 which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Six months ended June 30, 2011
Prime	2005	7.7%	7.7%	8%	8%	50%	50%
	2006	7.3%	7.3%	9%	11%	50%	55%
	2007	5.8%	7.3%	8%	30%	40%	60%
Alt-A	2005	6.0%	7.7%	13%	24%	5%	55%
	2006	6.0%	6.5%	30%	33%	50%	50%
	2007	6.2%	7.4%	29%	41%	50%	70%

Six months ended June 30, 2010
Prime	2005	7.5%	7.5%	11%	11%	45%	45%
	2006	7.3%	7.3%	11%	11%	45%	45%
	2007	5.8%	5.8%	19%	19%	50%	50%
Alt-A	2005	6.8%	7.4%	12%	26%	45%	50%
	2007	7.0%	7.0%	45%	45%	57%	57%
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

The following table summarizes other than temporary impairments for the three months and six months ended June 30, 2011 and 2010. The only asset type with other than temporary impairments during the periods presented were residential mortgage backed securities.

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized in (from) Other Comprehensive Income	Net OTTI Losses in Operations
		(Dollars in thousands)
Three months ended June 30, 2011	18	$(113)	$(2,116)	(2,229)

Three months ended June 30, 2010	2	(1,603)	785	(818)

Six months ended June 30, 2011	29	$(5,213)	$(3,587)	(8,800)

Six months ended June 30, 2010	6	(14,187)	10,146	(4,041)
The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Cumulative credit loss at beginning of period	$(102,251)	$(84,531)	$(96,893)	$(82,930)
Credit losses on securities for which OTTI has not previously been recognized	—	(268)	(789)	(2,687)
Additional credit losses on securities for which OTTI has previously been recognized	(2,229)	(550)	(8,011)	(1,354)
Accumulated losses on securities that were disposed of during the period	—	3,387	1,213	5,009
Cumulative credit loss at end of period	$(104,480)	$(81,962)	$(104,480)	$(81,962)
The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security for securities that are part of our investment portfolio at June 30, 2011 and December 31, 2010:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
June 30, 2011
Corporate fixed maturity securities	$3,247	$(2,151)	$6,215	$7,311
Residential mortgage backed securities	937,309	(197,334)	128,392	868,367
Equity securities:
Finance, insurance and real estate	12,779	—	6,899	19,678
	$953,335	$(199,485)	$141,506	$895,356
December 31, 2010
Corporate fixed maturity securities	$5,055	$(2,151)	$5,437	$8,341
Residential mortgage backed securities	904,704	(200,921)	124,240	828,023
Equity securities:
Finance, insurance and real estate	14,771	—	5,783	20,554
	$924,530	$(203,072)	$135,460	$856,918

4. Mortgage Loans on Real Estate
Our mortgage loan portfolio totaled $2.8 billion and $2.6 billion at June 30, 2011 and December 31, 2010, respectively, with commitments outstanding of $70.0 million at June 30, 2011. The portfolio consists of commercial mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. The mortgage loan portfolio is summarized by geographic region and property type as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$687,783	24.4%	$618,250	23.6%
Middle Atlantic	185,222	6.6%	172,443	6.6%
Mountain	410,749	14.6%	402,965	15.4%
New England	40,430	1.4%	42,695	1.6%
Pacific	296,833	10.5%	247,254	9.5%
South Atlantic	502,278	17.9%	496,606	19.0%
West North Central	454,799	16.1%	419,002	16.0%
West South Central	239,366	8.5%	215,650	8.3%
	2,817,460	100.0%	2,614,865	100.0%
Loan loss allowance	(19,227)		(16,224)
	$2,798,233		$2,598,641

Property type distribution
Office	$759,290	26.9%	$683,404	26.1%
Medical Office	165,825	5.9%	166,930	6.4%
Retail	627,048	22.3%	589,369	22.5%
Industrial/Warehouse	711,972	25.3%	666,908	25.6%
Hotel	141,611	5.0%	151,516	5.8%
Apartment	167,210	5.9%	131,682	5.0%
Mixed use/other	244,504	8.7%	225,056	8.6%
	2,817,460	100.0%	2,614,865	100.0%
Loan loss allowance	(19,227)		(16,224)
	$2,798,233		$2,598,641
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

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Mortgage loans with allowances - individually evaluated for impairment	$40,661	$31,027
Mortgage loans with no allowance for losses - collectively evaluated for impairment	89,471	81,994
Allowance for probable loan losses	(15,027)	(13,224)
Net carrying value	$115,105	$99,797

Our financing receivables currently consist of one portfolio segment which is our commercial mortgage loan portfolio. These are mortgage loans with collateral consisting of commercial real estate and borrowers consisting mostly of limited liability partnerships or limited liability corporations with some personal guarantors. Credit loss experience in our mortgage loan portfolio has been limited to the most recent fiscal years. We experienced our first credit loss from our mortgage loan portfolio in 2009.
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
The following table presents a rollforward of our specific and general valuation allowances for commercial mortgage loans for the three and six months ended June 30, 2011:

	Three months ended June 30, 2011		Six months ended June 30, 2011
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(13,842)	$(3,100)	$(13,224)	$(3,000)
Charge-offs	1,001	—	3,117	—
Recoveries	—	—	—	—
Provision for credit losses	(2,186)	(1,100)	(4,920)	(1,200)
Ending allowance balance	$(15,027)	$(4,200)	$(15,027)	$(4,200)
The specific allowance is a total of credit loss allowances on loans which are individually evaluated for impairment. The general allowance is the group of loans discussed above which are collectively evaluated for impairment.
The amount of charge-offs include the amount of allowance that has been established for loans that we were in the process of satisfying the outstanding principal by taking ownership of the collateral. When the property is taken it is recorded at its fair value and the mortgage loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. There could be other situations that develop where we have established a larger specific loan loss allowance than is needed based on increases in the fair value of collateral supporting collateral dependent loans, or improvements in the financial position of a borrower so that a loan would become reliant on cash flows from debt service instead of dependent upon sale of the collateral. Charge-offs of the allowance would be recognized in those situations as well.
During the six months ended June 30, 2011, three mortgage loan were satisfied by taking ownership of the real estate serving as collateral. These loans had an aggregate principal amount outstanding of $9.5 million, for which a specific loan loss allowance totaling $3.0 million was established and recognized in a periods prior to foreclosure. Additional impairment of $0.1 million was recognized on one loan at foreclosure based on the fair value received from a third party appraisal less costs to sell. During the six months ended June 30, 2010, two mortgage loans were satisfied by taking ownership of the real estate serving as collateral. These loans had a total aggregate principal amount outstanding of $4.3 million, for which specific loan loss allowances totaling $0.5 million were established and recognized in periods prior to foreclosure.
All of our commercial mortgage loans depend on the cash flow of the borrower to be at a sufficient level to service the principal and interest payments as they come due. In general, cash inflows of the borrowers are generated by collecting monthly rent from tenants occupying space within the borrowers' properties. Our borrowers face collateral risks such as tenants going out of business, tenants struggling to make rent payments as they become due, and tenants canceling leases and moving to other locations. We have a number of loans where the real estate is occupied by a single tenant. The current depressed and somewhat inactive commercial real estate market has resulted in some of our borrowers experiencing both a reduction in cash flow on their mortgage property as well as a reduction in the fair value of the real estate collateral. If these borrowers are unable to replace lost rent revenue and increases in the fair value of their property do not materialize we could potentially incur more losses than what we have allowed for in our specific and general loan loss allowances.

We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Credit Exposure--By Payment Activity
Performing	$2,687,327	$2,501,843
In workout	79,270	68,477
Delinquent	7,691	20,482
Collateral dependent	43,172	24,063
	$2,817,460	$2,614,865
Mortgage loans are considered delinquent when they become 60 days past due. When loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan current we will resume accruing interest income on that loan. Outstanding principal of loans in a non-accrual status at June 30, 2011 and December 31, 2010 totaled $46.1 and $41.0 million, respectively.
Aging of financing receivables, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
June 30, 2011
Commercial mortgage loans	$10,418	$7,691	$—	$18,109	$2,756,179	$43,172	$2,817,460
December 31, 2010
Commercial mortgage loans	$3,002	$9,169	$11,313	$23,484	$2,567,318	$24,063	$2,614,865
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

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
June 30, 2011
Mortgage loans with an allowance	$25,634	$40,661	$(15,027)	$30,680	$229
Mortgage loans with no related allowance	89,471	89,471	—	90,014	2,340
	$115,105	$130,132	$(15,027)	$120,694	$2,569
December 31, 2010
Mortgage loans with an allowance	$17,803	$31,027	$(13,224)	$24,062	$656
Mortgage loans with no related allowance	81,994	81,994	—	82,535	4,921
	$99,797	$113,021	$(13,224)	$106,597	$5,577
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
The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the unaudited consolidated balance sheets are as follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Assets
Derivative Instruments
Call options	$537,920	$479,786
Other Assets
2015 notes hedges	63,141	66,595
	$601,061	$546,381
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$2,368,533	$1,971,383
Other liabilities
2015 notes embedded derivatives	63,141	66,595
Interest rate swaps	937	1,976
	$2,432,611	$2,039,954
The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Change in fair value of derivatives:
Call options	$(13,238)	$(208,131)	$130,214	$(124,829)
2015 notes hedges	(8,723)	—	(3,454)	—
Interest rate swaps	(68)	(606)	(136)	(1,893)
	$(22,029)	$(208,737)	$126,624	$(126,722)
Change in fair value of embedded derivatives:
2015 notes embedded derivatives	$(8,723)	$—	$(3,454)	$—
Fixed index annuities	(52,240)	(190,211)	70,794	(126,336)
	$(60,963)	$(190,211)	$67,340	$(126,336)
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

The notional amount and maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts are as follows:

			June 30, 2011		December 31, 2010
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa3	$1,649,650	$59,938	$588,650	$25,704
BNP Paribas	AA	Aa2	1,724,375	56,610	786,561	34,772
Bank of New York	AA-	Aa2	—	—	18,082	111
Credit Suisse	A+	Aa1	2,193,640	114,760	2,462,920	95,910
Barclays	AA-	Aa3	2,117,829	84,280	1,728,218	72,751
SunTrust	BBB+	A3	—	—	50,540	3,164
Wells Fargo (Wachovia)	NR	Aa2	1,941,659	87,905	1,745,775	76,250
J.P. Morgan	AA-	Aa1	2,551,576	105,239	2,858,902	133,368
UBS	A+	Aa3	377,771	23,518	921,596	37,756
HSBC	AA	Aa2	226,387	5,670	—	—
			$12,782,887	$537,920	$11,161,244	$479,786
As of June 30, 2011 and December 31, 2010, we held $394.1 million and $381.2 million, respectively, of cash and cash equivalents received from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed to perform according to the terms of the contracts to $146.0 million and $108.1 million at June 30, 2011 and December 31, 2010, respectively.
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
Details regarding the interest rate swaps are as follows:

	Notional Amount					Fair Value
Maturity Date	June 30, 2011	December 31, 2010	Receive Rate	Pay Rate	Counterparty	June 30, 2011	December 31, 2010
						(Dollars in thousands)
April 7, 2011	—	20,000	*LIBOR (a)	5.23%	Bank of America	—	(99)
October 15, 2011	15,000	15,000	**LIBOR	1.54%	SunTrust	(108)	(193)
October 31, 2011	30,000	30,000	**LIBOR	1.51%	SunTrust	(209)	(374)
October 31, 2011	30,000	30,000	**LIBOR	1.61%	SunTrust	(224)	(405)
October 31, 2011	75,000	75,000	**LIBOR	1.77%	SunTrust	(396)	(905)
	$150,000	170,000				$(937)	$(1,976)
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

6. Notes Payable
The liability and equity components of our contingent convertible senior notes included in notes payable are accounted for separately as a liability component and an equity component in the consolidated balance sheets. The liability component and equity component are as follows:

	June 30, 2011			December 31, 2010
	September 2015 Notes	December 2029 Notes	December 2024 Notes	September 2015 Notes	December 2029 Notes	December 2024 Notes
	(Dollars in thousands)
Notes payable:
Principal amount of liability component	$200,000	$115,839	$74,494	$200,000	$115,839	$74,494
Unamortized discount	(32,185)	(20,003)	(906)	(35,335)	(22,306)	(1,857)
Net carrying amount of liability component	$167,815	$95,836	$73,588	$164,665	$93,533	$72,637
Additional paid-in capital:
Carrying amount of equity component		$15,586	$22,637		$15,586	$22,637
Amount by which the if-converted value exceeds principal	$3,360	$36,104	$—	$800	$34,191	$—
The discount is being amortized over the expected lives of the notes, which is December 15, 2011 for the 2024 notes, December 15, 2014 for the 2029 notes and September 15, 2015 for the 2015 notes. The expected lives of the notes are based on the dates at which we may redeem the notes or the holders may require us to repurchase the notes. The effective interest rates are 8.9%, 8.5% and 11.9% on the 2015 notes, the 2024 notes and the 2029 notes, respectively. The interest cost recognized in operations for the convertible senior notes, inclusive of the coupon and amortization of the discount and debt issue costs, was $7.9 million and $15.7 million for the three and six months ended June 30, 2011, respectively, and $4.3 million and $8.5 million for the same periods in 2010.
We are required to include the dilutive effect of the 2024 and 2029 notes in our diluted earnings per share calculation. Because these notes include a mandatory cash settlement feature for the principal amount, incremental dilutive shares will only exist when the fair value of our common stock at the end of the reporting period exceeds the conversion price per share of $14.03 for the 2024 notes and $9.69 for the 2029 notes. At June 30, 2011 the conversion premium of the 2029 notes was dilutive and the effect has been included in diluted earnings per share for the three and six months ended June 30, 2011. The 2015 notes and the 2015 notes hedges are excluded from the dilutive effect in our diluted earnings per share calculation as they are currently to be settled only in cash. The 2015 warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the strike price of the 2015 warrants.
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
In accordance with applicable accounting guidelines, we establish an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. As a litigation or regulatory matter is developing we, in conjunction with outside counsel, evaluate on an ongoing basis whether the matter presents a loss contingency that meets conditions indicating the need for accrual and/or disclosure, and if not the matter will continue to be monitored for further developments. If and when the loss contingency related to litigation or regulatory matters is deemed to be both probable and estimable, we will establish an accrued liability with respect to that matter and will continue to monitor the matter for further developments that may affect the amount of the accrued liability.
In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in a purported class action, McCormack, et al. v. American Equity Investment Life Insurance Company, et al., in the United States District Court for the Central District of California, Western Division and Anagnostis v. American Equity, et al., coordinated in the Central District, entitled, In Re: American Equity Annuity Practices and Sales Litigation, in the United States District Court for the Central District of California, Western Division (complaint filed September 7, 2005) (the "Los Angeles Case"), involving allegations of improper sales practices and similar claims as described below.

The Los Angeles Case is a consolidated action involving several lawsuits filed by individuals, and the individuals are seeking class action status for a national class of purchasers of annuities issued by us. However, no class has yet been certified and we are vigorously litigating the question of whether this case can be properly certified as a class action. The named plaintiffs in this consolidated case are Bernard McCormack, Gust Anagnostis by and through Gary S. Anagnostis and Robert C. Anagnostis, Regina Bush by and through Sharon Schipiour, Lenice Mathews by and through Mary Ann Maclean and George Miller. The allegations generally attack the suitability of sales of deferred annuity products to persons over the age of 65. The plaintiffs seek recessionary and injunctive relief including restitution and disgorgement of profits on behalf of all class members under California Business & Professions Code section 17200 et seq. and Racketeer Influenced and Corrupt Organizations Act; compensatory damages for breach of fiduciary duty and aiding and abetting of breach of fiduciary duty; unjust enrichment and constructive trust; and other pecuniary damages under California Civil Code section 1750 and California Welfare & Institutions Codes section 15600 et seq. While we participated in a preliminary mediation session with plaintiffs' counsel on May 11, 2011, we continue to vigorously defend against both class action status as well as the underlying claims. Due to (i) the fact no class has been certified (ii) the lack of specificity as to legal theories put forth by the plaintiffs, (iii) the lack of specificity of the remedy sought, and (iv) the lack of any basis on which to compute estimated compensatory and/or punitive damages , we generally cannot predict what the outcome of the pending purported class action lawsuit will be, what the timing of the ultimate resolution of this lawsuit will be, or an estimate and/or range of possible loss related to the pending purported class action lawsuit. In light of the inherent uncertainties involved in the pending purported class action lawsuit, there can be no assurance that such litigation, or any other pending or future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.
In February 2011, we entered into a settlement with the plaintiffs in a class action lawsuit, Stephens v. American Equity Investment Life Insurance Company, et. al., in the San Luis Obispo Superior Court, San Francisco, California (complaint filed November 29, 2004) (the “SLO Case”). The plaintiffs in the SLO Case represented a class of individuals who were California residents age 65 and older and who either purchased their annuity from us through a co-defendant marketing organization or who purchased one of a defined set of particular annuities issued by us. The named plaintiffs in this case were: Chalys M. Stephens and John P. Stephens. Trial in this case was bifurcated by the court into three phases. Phase One commenced on November 1, 2010, and on January 11, 2011, the Court entered its Statement of Decision After Trial of Phase One (the "Statement of Decision"). The conclusions and remedies contained in the Statement of Decision were substantially unanticipated by us. We subsequently engaged in a mediation session on January 21, 2011, after which we reached a settlement in principal with the plaintiffs. Final court approval of the settlement was rendered on May 9, 2011. The settlement provided a total benefit of $36 million to past and present policyholders who are members of the class and for attorneys' fees payable to the plaintiff's counsel in the amount of $11 million, litigation expenses in an amount of $950,000, and incentives of $25,000 payable to each of the two class representatives. These amounts were recorded as an other liability in our consolidated balance sheet at December 31, 2010, and were settled during the second quarter of 2011. The net charge to operations of the settlement (after related reductions in amortization of deferred sales inducements and deferred policy acquisition costs and income taxes) was $27.3 million for the year ended December 31, 2010.

8. Earnings Per Share
The following table sets forth the computation of earnings (loss) per common share and earnings (loss) per common share - assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) - numerator for earnings per common share	$18,274	$(1,504)	$49,617	$13,381
Interest on convertible subordinated debentures (net of income tax benefit)	258	258	517	517
Numerator for earnings (loss) per common share - assuming dilution	$18,532	$(1,246)	$50,134	$13,898

Denominator:
Weighted average common shares outstanding (1)	59,504,119	58,426,811	59,343,959	58,326,445
Effect of dilutive securities:
Convertible subordinated debentures	2,727,084	2,729,400	2,727,084	2,731,950
Convertible senior notes	2,612,637	—	2,612,637	—
Stock options and deferred compensation agreements	686,352	435,416	753,272	306,787
Denominator for earnings (loss) per common share - assuming dilution	$65,530,192	$61,591,627	$65,436,952	$61,365,182

Earnings (loss) per common share	0.31	(0.03)	0.84	0.23
Earnings (loss) per common share - assuming dilution	0.28	(0.03)	0.77	0.23
_____________________________

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.
Options to purchase shares of the Company's common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
Three months ended June 30, 2011	1,370,350	$12.79 - $14.34
Six months ended June 30, 2011	1,370,350	$12.79 - $14.34
Three months ended June 30, 2010	1,804,039	$10.24 - $14.34
Six months ended June 30, 2010	1,804,039	$8.75 - $14.34

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at June 30, 2011, and the unaudited consolidated results of operations for the three and six month periods ended June 30, 2011 and 2010, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Overview
We specialize in the sale of individual annuities (primarily deferred annuities) and, to a lesser extent, we also sell life insurance policies. Under U.S. generally accepted accounting principles ("GAAP"), premium collections for deferred annuities are reported as deposit liabilities instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liabilities for policyholder account balances and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender and other charges deducted from policyholder account balances, net realized gains (losses) on investments and changes in fair value of derivatives. Components of expenses for products accounted for as deposit liabilities are interest sensitive and index product benefits (primarily interest credited to account balances), changes in fair value of embedded derivatives, amortization of deferred sales inducements and deferred policy acquisition costs, other operating costs and expenses and income taxes.
Annuity deposits by product type collected during the three and six months ended June 30, 2011 and 2010, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2011	2010	2011	2010
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$595,422	$545,238	$1,374,004	$948,362
Fixed strategy	312,161	366,448	669,633	704,230
	907,583	911,686	2,043,637	1,652,592
Fixed rate annuities:
Single-year rate guaranteed	34,036	28,389	80,889	57,784
Multi-year rate guaranteed	85,592	72,704	162,639	125,885
Single premium immediate annuities	81,591	34,008	163,481	57,381
	201,219	135,101	407,009	241,050
Total before coinsurance ceded	1,108,802	1,046,787	2,450,646	1,893,642
Coinsurance ceded	70,331	69,950	136,208	259,072
Net after coinsurance ceded	$1,038,471	$976,837	$2,314,438	$1,634,570
Annuity deposits before coinsurance ceded increased 6% during the second quarter of 2011 and increased 29% for the six months ended June 30, 2011 compared to the same periods in 2010. We attribute these increases to several factors, including our continued strong relationships with our national marketing organizations and field force of licensed, independent insurance agents, the continued attractiveness of safe money products in volatile markets, lower interest rates on competing products such as bank certificates of deposit and product enhancements including a new generation of guaranteed income withdrawal benefit riders. In addition, we continue to benefit from the actions of several competitors who have been less aggressive in marketing their products than in prior periods. The extent to which this trend will continue is uncertain.
As reported in our previous filings, we undertook several actions in 2010 and 2009 to manage our statutory capital position to facilitate growth. These actions included a restructuring of commission payments to agents, amendments to a reinsurance agreement to expand such agreement to cover certain policy forms that were not in existence when the agreement was executed and the entry into two funds withheld coinsurance agreements. To help support further sales growth in 2011, we entered into a $50 million "financing" reinsurance transaction in the first quarter of 2011 that provided an initial after tax statutory surplus benefit of $31.8 million. We believe our existing statutory capital and surplus and the statutory surplus we expect to generate internally through statutory earnings will support a higher level of new business than in previous years. However, while we have the capital resources to accept more business than was sold in 2010 and 2009, our capacity is not unlimited and sales growth must be matched with available resources to maintain desired financial strength ratings from credit rating agencies and in particular, A.M. Best Company. Should sales growth accelerate to levels that cannot be supported by internal capital generation, we would intend to obtain capital from external sources to facilitate such growth.
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Average yield on invested assets	5.78%	6.14%	5.87%	6.14%

Cost of money:
Aggregate	2.73%	2.91%	2.77%	2.93%
Cost of money for fixed index annuities	2.68%	2.85%	2.72%	2.87%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.17%	3.26%	3.18%	3.26%
Multi-year rate guaranteed	3.66%	3.74%	3.67%	3.76%

Investment spread:
Aggregate	3.05%	3.23%	3.10%	3.21%
Fixed index annuities	3.10%	3.29%	3.15%	3.27%
Fixed rate annuities:
Annually adjustable	2.61%	2.88%	2.69%	2.88%
Multi-year rate guaranteed	2.12%	2.40%	2.20%	2.38%
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

Results of Operations
Three and Six Months Ended June 30, 2011 and 2010
Net income (loss) increased to $18.3 million in the second quarter of 2011 and increased 271% to $49.6 million for the six months ended June 30, 2010 compared to $(1.5) million and $13.4 million for the same periods in 2010.
Net income (loss) has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. Average annuity account values outstanding increased 25% for both the three and six months ended June 30, 2011 compared to the same periods in 2010. Our investment spread measured in dollars was $143.7 million during the second quarter of 2011 and $289.7 million for the six months ended June 30, 2011 compared to $126.4 million and $242.5 million during the same periods in 2010.
Our investment spread measured on a percentage basis was 3.05% in the second quarter of 2011 and 3.10% for the six months ended June 30, 2011 compared to 3.23% and 3.21% for same periods in 2010. The decreases in investment spread for the three and six months ended June 30, 2011 resulted from a decline in the average yield in investments, offset in part, by a smaller decline in the average cost of money on our fixed index annuities. The lower cost of money for fixed index annuities during 2011 was due to lower costs of options purchased to fund the annual index credits on fixed index annuities and lower rates for the fixed rate strategy in fixed index annuities. The decrease in the average yield on invested assets was primarily attributable to lower yields on investments purchased in 2010 and the six months ended June 30, 2011.
Our investment spread has also been impacted by shortfalls in investment income from excess liquidity resulting from a lag in the reinvestment of proceeds of bonds called for redemption and benefits from positive hedging experience of the annual index credits for index annuities. The impact of excess liquidity on net investment income and average yield on invested assets is quantified in the Net investment income discussion that follows. The benefit from index annuity hedging experience reduced the cost of money by 0.10% and 0.08% for the three and six months ended June 30, 2011 and by 0.11% during the three and six months ended June 30, 2010.
During 2011, we discovered a prior period error related to policy benefit reserves for our single premium immediate annuity products. Accordingly, we made an adjustment in the first quarter of 2011 which resulted in a decrease of policy benefit reserves and a decrease in interest sensitive and index product benefits of $4.2 million. On an after-tax basis, the adjustment resulted in a $2.7 million increase in net income for the six months ended June 30, 2011.
Operating income (a non-GAAP financial measure) decreased 1% to $29.0 million in the second quarter of 2011 and increased 8% to $59.6 million for the six months ended June 30, 2011 compared to $29.2 million and $55.0 million for the same periods in 2010.
In addition to net income, we have consistently utilized operating income, a non-GAAP financial measure commonly used in the life insurance industry, as an economic measure to evaluate our financial performance. Operating income equals net income adjusted to eliminate the impact of net realized gains (losses) on investments, including net other than temporary impairment ("OTTI") losses recognized in operations, loss on extinguishment of debt and fair value changes in derivatives and embedded derivatives. Because these items fluctuate from period to period in a manner unrelated to core operations, we believe measures excluding their impact are useful in analyzing operating trends. We believe the combined presentation and evaluation of operating income together with net income, provides information that may enhance an investor's understanding of our underlying results and profitability.
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

The adjustments made to net income to arrive at operating income for the three months and six months ended June 30, 2011 and 2010 are set forth in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Operating Income	$29,013	$29,208	$59,587	$54,991

Reconciliation to net income:
Net income	$18,274	$(1,504)	$49,617	$13,381
Net realized gains and net OTTI losses on investments, net of offsets	1,278	11	3,750	(2,358)
Convertible debt retirement, net of income taxes	—	171	—	171
Net effect of derivatives, embedded derivatives and other index annuity, net of offsets	9,461	30,530	6,220	43,797
Operating income	$29,013	$29,208	$59,587	$54,991
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
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 7% to $19.9 million in the second quarter of 2011 and increased 8% to $36.9 million for the six months ended June 30, 2011 compared to $18.6 million and $34.1 million for the same periods in 2010. The increases were primarily attributable to increases in the amount of fees collected for lifetime income benefit riders which were $6.9 million in the second quarter of 2011 and $10.4 million for the six months ended June 30, 2011 compared to $4.1 million and $5.8 million for the same periods in 2010. The increases in these fees for the three and six months ended June 30, 2011 are attributable to a large volume of business in force subject to the fee. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders. Withdrawals from annuity and single premium universal life policies subject to surrender charges were $97.7 million in the second quarter of 2011 and $202.7 million for the six months ended June 30, 2011 compared to $111.8 million and $217.0 million for the same periods in 2010. The average surrender charge collected on withdrawals subject to a surrender charge was 13.2% in the second quarter of 2011 and 13.0% for the six months ended June 30, 2011 compared to 12.8% and 13.0% for the same periods in 2010.
Net investment income increased 16% to $296.9 million in the second quarter of 2011 and increased 18% to $589.0 million for the six months ended June 30, 2011 compared to $254.8 million and $497.8 million for the same periods in 2010. The increases were principally attributable to the growth in our annuity business and corresponding increases in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 24% to $20.5 billion in the second quarter of 2011 and 24% to $20.0 billion for the six months ended June 30, 2011 compared to $16.6 billion and $16.2 billion for the same periods in 2010. The average yield earned on average invested assets was 5.78% in the second quarter of 2011 and 5.87% for the six months ended June 30, 2011 compared to 6.14% for the same periods in 2010. The decrease in yield earned on average invested assets was primarily attributable to lower yields on investments purchased in 2010 and the six months ended June 30, 2011. In addition, net investment income and average yield for the three and six months ended June 30, 2011 and 2010 were negatively impacted by a lag in reinvestment of proceeds from bonds called for redemption during the periods into new assets causing excess liquidity. Based on yields received for purchases of fixed maturity securities during the three and six months ended June 30, 2011 and 2010, we estimate that approximately $5.3 million and $7.8 million in net investment income was foregone during the three and six months ended June 30, 2011 compared to $3.8 million and $8.7 million for the same periods in 2010, and the average yield on invested assets would have been 5.89% and 5.95% for the three and six months ended June 30, 2011 compared to 6.24% for both periods in 2010 if such income had been earned.

Change in fair value of derivatives (principally call options purchased to fund annual index credits on fixed index annuities) is affected by the performance of the indices upon which our options are based and the aggregate cost of options purchased. The components of change in fair value of derivatives are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$74,343	$91,386	$106,461	$169,767
Change in unrealized gain/loss	(87,581)	(299,517)	23,753	(294,596)
2015 notes hedges	(8,723)	—	(3,454)	—
Interest rate swaps	(68)	(606)	(136)	(1,893)
	$(22,029)	$(208,737)	$126,624	$(126,722)
The differences between the change in fair value of derivatives between periods are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation for options expiring during the three months and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
S&P 500 Index
Point-to-point strategy	8.6% - 28.1%	11.7% - 45.3%	8.4% - 28.1%	11.7% - 68.6%
Monthly average strategy	0.0% - 20.2%	13.4% - 27.9%	0.0% - 20.2%	1.5% - 51.2%
Monthly point-to-point strategy	0.0% - 13.5%	0.0% - 23.7%	0.0% - 13.5%	0.0% - 23.7%
Fixed income (bond index) strategies	1.4% - 8.3%	0.0% - 10.7%	1.4% - 8.8%	0.0% - 10.7%
Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the fixed index annuity policies (caps, participation rates and asset fees) which allow us to manage the cost of the options purchased to fund the annual index credits. The change in fair value of derivatives is also influenced by the aggregate costs of options purchased. The aggregate cost of options has increased primarily due to an increased amount of fixed index annuities in force. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. Costs for options purchased during the six months ended June 30, 2011 decreased compared to the same period in 2010 due to lower caps for the policies for which options were purchased and lower volatility in equity markets. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2010.
Concurrently with the issuance of the 2015 notes, we entered into hedge transactions (the “2015 notes hedges”) to provide the cash needed to meet our cash obligations in excess of the principal amount of the 2015 notes upon conversion of the 2015 notes. The fair value of the 2015 notes hedges changes based upon changes in the price of our common stock, interest rates, stock price volatility, dividend yield and the time to expiration of the 2015 notes hedges. Similarly, the fair value of the conversion option obligation to the holders of the 2015 notes changes based upon these same factors and the conversion option obligation is accounted for as an embedded derivative liability with changes in fair value reported in the Change in fair value of embedded derivatives. The amount for the change in fair value of the 2015 notes hedges equals the amount for the change in the related embedded derivative liabilities and there is an offsetting expense in the change in fair value of embedded derivatives. See Note 9 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the 2015 notes hedges.

Net realized gains on investments, excluding OTTI losses include gains and losses on the sale of securities and impairment losses on mortgage loans on real estate which fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investments. The components of realized gains on investments for the three months and six months ended June 30, 2011 and 2010 are set forth in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$2,901	$4,393	$4,542	$12,287
Gross realized losses	(1,423)	(2,230)	(1,423)	(2,359)
	1,478	2,163	3,119	9,928
Equity securities:
Gross realized gains	966	—	966	6,207
Other investments:
Gross realized losses	(12)	—	(12)	—
Mortgage loans on real estate:
Increase in allowance for credit losses	(3,286)	(1,100)	(6,120)	(5,169)
	$(854)	$1,063	$(2,047)	$10,966
Gross realized gains were realized in 2011 and 2010 due to tax planning strategies to generate taxable capital gains that will permit deductions of capital losses for income tax purposes. Gross realized losses primarily relate to securities that experienced credit events resulting in the decision to sell the securities at a loss. See Financial Conditions - Investments for additional discussion of allowance for credit losses on mortgage loans on real estate.
Net OTTI losses recognized in operations increased to $2.2 million in the second quarter of 2011 and $8.8 million for the six months ended June 30, 2011 compared to $0.8 million and $4.0 million for the same periods in 2010. The impairments recognized during the three and six months ended June 30, 2011 were all residential mortgage backed securities and were principally due to our ongoing analysis of expected cash flow projections. See Financial Condition - Investments for additional discussion of write downs of securities for other than temporary impairments.
Loss on extinguishment of debt for the three and six months ended June 30, 2010 of $0.3 million was incurred upon the extinguishment of $6.7 million principal amount of our 2024 contingent convertible senior notes in May 2010.  The notes had a carrying value of $6.3 million with unamortized debt issue costs and unamortized debt discounts of $0.3 million and were extinguished for $6.6 million in cash. There was no value assigned to reacquire the equity component of the debt.
Interest sensitive and index product benefits increased 4% to $238.4 million in the second quarter of 2011, and decreased 6% to $398.1 million for the six months ended June 30, 2011, compared to $228.8 million and $425.7 million for the same periods in 2010. The components of interest credited to account balances are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Index credits on index policies	$157,194	$161,974	$244,588	$295,532
Interest credited (including changes in minimum guaranteed interest for index annuities)	74,547	62,891	143,329	125,090
Living income benefit rider	6,679	3,953	10,168	5,065
	$238,420	$228,818	$398,085	$425,687
The changes in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $160.5 million and $248.6 million for the three months and six months ended June 30, 2011, respectively, compared to $154.5 million and $280.0 million for the same periods in 2010. The increases in interest credited were due to an increase in the average amount of annuity liabilities outstanding receiving a fixed rate of interest. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 25% during the three and six months ended June 30, 2011 to $21.9 billion and $21.3 billion, respectively, from $17.5 billion and $17.1 billion during the same periods in 2010.

Amortization of deferred sales inducements increased 525% to $20.3 million in the second quarter of 2011, and 212% to $51.0 million for the six months ended June 30, 2011 compared to $3.2 million and $16.3 million for the same periods in 2010. In general, amortization of deferred sales inducements has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 95% of our net annuity deposits during the six months ended June 30, 2011 and 2010. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains on investments and net OTTI losses recognized in operations.
Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options) because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceeds ten years. The gross profit adjustments resulting from fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business decreased amortization by $10.2 million for the second quarter of 2011 and $8.2 million for the six months ended June 30, 2011 compared to decreases of $21.5 million and $32.4 million for same periods in 2010. The gross profit adjustments from net realized gains on investments and net OTTI losses recognized in operations decreased amortization by $0.4 million for the second quarter of 2011 and $2.0 million for the six months ended June 30, 2011 and increased amortization by $0.2 million and $1.5 million for the same periods in 2010. Excluding the amortization amounts attributable to fair value accounting for derivatives and embedded derivatives, net realized gains on investments and net OTTI losses recognized in operations, amortization for the three and six months ended June 30, 2011 would have been $30.9 million and $61.1 million, respectively, compared to $24.5 million and $47.3 million for the same periods in 2010. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2010.
Change in fair value of embedded derivatives was a decrease of $61.0 million in the second quarter of 2011 and an increase $67.3 million for the six months ended June 30, 2011 compared to decreases of $190.2 million and $126.3 million for the same periods in 2010. The 2011 changes include decreases of $8.7 million and $3.5 million in the fair value of the 2015 notes embedded conversion derivative for the three and six months ended June 30, 2011, respectively. As discussed previously, these amounts were offset by decreases in the change in fair value of the 2015 notes hedges. The remainder of the 2011 changes and the 2010 decreases resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund these index credits discussed above in change in fair value of derivatives; (ii) changes in discount rates used in estimating our liability for policy growth; and (iii) the growth in the host component of the policy liability. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2010. The primary reason for the decreases in the change in fair value of embedded derivatives during the three months ended June 30, 2011 and the three and six months ended June 30, 2010 were decreases in the expected index credits on the next policy anniversary dates which correlated with the changes in the fair value of the call options acquired to fund these index credits. The primary reason for the increase in the change in fair value of the embedded derivatives during the six months ended June 30, 2011 was growth in the host component of the policy liability.
Interest expense on notes payable increased 68% to $7.8 million in the second quarter of 2011 and 69% to $15.7 million for the six months ended June 30, 2011 compared to $4.7 million and $9.3 million for the same periods in 2010. These increases were primarily due to the September 2010 issuance of $200.0 million principal amount of 3.50% convertible senior notes. The increase in interest expense on the 3.50% convertible notes was partially offset by a decrease in interest expense on borrowings under our revolving lines of credit with banks. The weighted average interest on the bank credit facility was 1.07% for the six months ended June 30, 2010 and average borrowings outstanding were $150.0 million. We had no borrowings outstanding on our revolving lines of credit during the three and six months ended June 30, 2011.
Interest expense on subordinated debentures decreased 6% to $3.5 million in the second quarter of 2011 and 6% to $6.9 million for the six months ended June 30, 2011 compared to $3.7 million and $7.4 million for the same periods in 2010. These decreases were primarily due to decreases in the weighted average interest rate on the outstanding subordinated debentures which were 5.09% and 5.08% for the three and six months ended June 30, 2011, respectively, compared to 5.45% and 5.43% for the same periods in 2010. The weighted average interest rates have decreased because $169.6 million principal amount of the subordinated debentures have a floating rate of interest based upon the three month London Interbank Offered Rate plus an applicable margin. See Financial Condition - Liabilities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2010.
Interest expense on amounts due under repurchase agreements was immaterial for the three and six months ended June 30, 2011. The weighted average interest rates were 0.2% for the second quarter of 2011 and 0.3% for the six months ended June 30, 2011, and average borrowings outstanding were $1.6 million and $3.8 million for the same periods, respectively. There were no amounts outstanding during the three and six months ended June 30, 2010.

Amortization of deferred policy acquisition costs increased to $38.9 million in the second quarter of 2011, and increased 234% to $94.1 million for the six months ended June 30, 2011, compared to $0.9 million and $28.2 million for the same periods in 2010. In general, amortization of deferred policy acquisition costs has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains on investments and net OTTI losses recognized in operations.
As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The gross profit adjustments resulting from fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business decreased amortization by $14.2 million in the second quarter of 2011 and $10.5 million for the six months ended June 30, 2011, compared to a decreases of $45.6 million and $64.2 million for the same periods in 2010. The gross profit adjustment from net realized gains on investments and net OTTI losses recognized in operations decreased amortization by $0.7 million and $3.0 million for the three and six months ended June 30, 2011 and increased amortization by $0.1 million and $1.8 million for the same periods in 2010. Excluding the amortization amounts attributable to fair value accounting for derivatives, net realized gains on investments and net OTTI losses recognized in operations, amortization for the three months and six months ended June 30, 2011 would have been $53.8 million and $107.6 million, respectively, compared to $46.4 million and $90.6 million for the same periods in 2010.
Other operating costs and expenses decreased to $16.6 million in the second quarter of 2011 and increased 4% to $34.1 million for the six months ended June 30, 2011, compared to $16.7 million and $32.7 million for the same periods in 2010. The small decrease for the second quarter of 2011 was primarily due to increases in in salaries and benefits of $0.8 million and travel costs of $0.4 million offset by a decrease in legal expense of $1.3 million. The increase for the six months ended June 30, 2011, was primarily due to an increases in salaries and benefits of $0.8 million, travel and transportation costs of $0.7 million and state insurance taxes and fees of $0.5 million offset by a decrease in legal costs of $1.0 million. The increases in travel costs is primarily due to increased marketing efforts. The increase in salaries and benefits for the two periods is primarily related to an increase in the number of employees due to the growth in our business. Also, we recorded compensation expense of $0.4 million during the second quarter of 2010 and $1.2 million during the six months ended June 30, 2010 related to the grant of stock options to several retirement eligible employees and post employment benefit expense of $0.5 million during the first quarter of 2010 related to an amendment to a post employment benefit agreement with our Executive Chairman, David J. Noble. The decreases in legal costs are primarily related to a decrease in the cost of on going litigation.
Income tax expense (benefit) increased to $9.6 million in the second quarter of 2011 and 304% to $26.6 million for the six months ended June 30, 2011, compared to $(1.2) million and $6.6 million for the same periods in 2010. These changes were primarily due to changes in income before income taxes. The effective tax rates were 34.5% for the second quarter of 2011 and 34.9% for the six months ended June 30, 2011, compared to 44.4% and 32.9% for the same periods in 2010. The effective tax rates were less than the applicable statutory federal income tax rate of 35% due to state income tax benefits attributable to losses in the non-life subgroup.

Financial Condition
Investments
Our investment strategy is to maintain a substantially investment grade fixed income portfolio, provide adequate liquidity to meet our cash obligations to policyholders and others and maximize current income and total investment return through active investment management. Consistent with this strategy, our investments principally consist of fixed maturity securities and mortgage loans on real estate.
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
The composition of our investment portfolio is summarized in the table below:

	June 30, 2011		December 31, 2010
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$4,419	—%	$4,388	—%
United States Government sponsored agencies	3,212,410	15.1%	3,750,065	18.9%
United States municipalities, states and territories	2,763,142	13.0%	2,367,003	12.0%
Corporate securities	8,732,941	41.1%	7,448,323	37.6%
Residential mortgage backed securities	2,827,512	13.3%	2,878,557	14.5%
Other asset backed securities	278,416	1.3%	204,527	1.0%
Total fixed maturity securities	17,818,840	83.8%	16,652,863	84.0%
Equity securities	66,612	0.4%	65,961	0.4%
Mortgage loans on real estate	2,798,233	13.2%	2,598,641	13.1%
Derivative instruments	537,920	2.5%	479,786	2.4%
Other investments	26,030	0.1%	19,680	0.1%
	$21,247,635	100.0%	$19,816,931	100.0%
During the six months ended June 30, 2011 and 2010, we received $2.9 billion and $2.4 billion, respectively, in redemption proceeds related to calls of our callable United States Government sponsored agency securities and public and private corporate bonds, of which $892.5 million were classified as held for investment for the six months ended June 30, 2010. There were no calls of held for investment securities during the six months ended June 30, 2011. We reinvested the proceeds from these redemptions primarily in United States Government sponsored agencies, United States municipalities, states, and territories, corporate securities and residential mortgage and other asset backed securities. At June 30, 2011, 34% of our fixed income securities have call features and 1% ($0.1 billion) were subject to call redemption. Another 19% ($3.2 billion) will become subject to call redemption during the next twelve months (principally the first and second quarters of 2012).
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

A summary of our fixed maturity securities by NRSRO ratings is as follows:

	June 30, 2011		December 31, 2010
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$12,343,168	69.3%	$11,599,255	69.6%
Baa	4,219,868	23.7%	3,725,920	22.4%
Total investment grade	16,563,036	93.0%	15,325,175	92.0%
Ba	268,566	1.5%	294,200	1.8%
B	59,684	0.3%	69,033	0.4%
Caa and lower	845,297	4.7%	959,437	5.8%
In or near default	82,257	0.5%	5,018	—%
Total below investment grade	1,255,804	7.0%	1,327,688	8.0%
	$17,818,840	100.0%	$16,652,863	100.0%
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
The table below presents our fixed maturity securities by NAIC designation:

	June 30, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$12,923,194	$13,134,579	$13,124,815	73.7%	$12,152,552	$12,246,954	$12,262,263	73.6%
2	4,260,986	4,427,188	4,427,188	24.9%	3,892,680	4,012,076	4,012,076	24.1%
3	248,488	218,080	238,894	1.3%	368,680	323,113	348,256	2.1%
4	17,933	17,125	17,125	0.1%	19,820	19,178	19,178	0.1%
5	5,302	5,868	5,868	—%	6,089	6,262	6,262	0.1%
6	3,485	4,950	4,950	—%	4,273	4,828	4,828	—%
	$17,459,388	$17,807,790	$17,818,840	100.0%	$16,444,094	$16,612,411	$16,652,863	100.0%

A summary of our RMBS by collateral type and by NAIC designation is as follows as of June 30, 2011:

Collateral Type	Principal Amount	Amortized Cost	Fair Value
	(Dollars in thousands)
OTTI has not been recognized
Government agency	$517,340	$457,636	$485,703
Prime	1,447,864	1,374,183	1,420,913
Alt-A	50,910	51,379	52,530
	$2,016,114	$1,883,198	$1,959,146
OTTI has been recognized
Prime	$586,137	$534,606	$496,048
Alt-A	486,128	402,703	372,318
	$1,072,265	$937,309	$868,366
Total by collateral type
Government agency	$517,340	$457,636	$485,703
Prime	2,034,001	1,908,789	1,916,961
Alt-A	537,038	454,082	424,848
	$3,088,379	$2,820,507	$2,827,512
Total by NAIC designation
1	$2,618,412	$2,391,196	$2,441,122
2	401,185	364,330	327,796
3	64,339	61,709	56,401
6	4,443	3,272	2,193
	$3,088,379	$2,820,507	$2,827,512
The amortized cost and fair value of fixed maturity securities at June 30, 2011, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our residential mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as a separate line.

	Available-for-sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$28,157	$28,971	$—	$—
Due after one year through five years	416,992	470,079	—	—
Due after five years through ten years	1,858,825	2,039,722	—	—
Due after ten years through twenty years	3,830,178	3,916,472	—	—
Due after twenty years	6,093,637	6,121,700	2,135,968	2,124,918
	12,227,789	12,576,944	2,135,968	2,124,918
Residential mortgage backed securities	2,820,507	2,827,512	—	—
Other asset backed securities	275,124	278,416	—	—
	$15,323,420	$15,682,872	$2,135,968	$2,124,918

Unrealized Losses
The amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
		(Dollars in thousands)
June 30, 2011
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	567	(9)	558
United States Government sponsored agencies	1	53,597	(344)	53,253
United States municipalities, states and territories	182	981,769	(27,563)	954,206
Corporate securities:
Finance, insurance and real estate	76	725,866	(30,956)	694,910
Manufacturing, construction and mining	123	1,259,972	(43,270)	1,216,702
Utilities and related sectors	163	1,102,954	(40,155)	1,062,799
Wholesale/retail trade	24	188,851	(6,471)	182,380
Services, media and other	27	242,980	(7,228)	235,752
Residential mortgage backed securities	90	1,161,764	(93,561)	1,068,203
Other asset backed securities	11	98,878	(5,641)	93,237
	699	$5,817,198	$(255,198)	$5,562,000

Fixed maturity securities, held for investment:
United States Government sponsored agencies	4	994,207	(407)	993,800
Corporate security:
Insurance	1	$75,858	$(20,815)	$55,043
	5	$1,070,065	$(21,222)	$1,048,843

Equity securities, available for sale:
Finance, insurance and real estate	3	$17,782	$(954)	$16,828

December 31, 2010
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$566	$(18)	$548
United States Government sponsored agencies	1	111,747	(1,646)	110,101
United States municipalities, states and territories	289	1,571,263	(53,384)	1,517,879
Corporate securities:
Finance, insurance and real estate	72	725,710	(40,605)	685,105
Manufacturing, construction and mining	110	1,094,516	(35,572)	1,058,944
Utilities and related sectors	144	980,815	(39,181)	941,634
Wholesale/retail trade	25	169,125	(6,251)	162,874
Services, media and other	17	192,151	(10,294)	181,857
Residential mortgage backed securities	98	1,470,836	(108,421)	1,362,415
Other asset backed securities	10	87,948	(4,937)	83,011
	768	$6,404,677	$(300,309)	$6,104,368

Fixed maturity securities, held for investment:
United States Government sponsored agencies	3	$746,414	$(15,309)	$731,105
Corporate security:
Insurance	1	75,786	(25,143)	50,643
	4	$822,200	$(40,452)	$781,748

Equity securities, available for sale
Finance, insurance and real estate	8	$32,782	$(1,946)	$30,836
Unrealized losses decreased $65.3 million from $342.7 million at December 31, 2010 to $277.4 million at June 30, 2011. Unrealized losses decreased due to changes in market interest rates on United States Government sponsored agencies and United States municipalities, states and territories and a narrowing of credit spreads in certain sectors of the corporate bond market during the six months ended June 30, 2011.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
June 30, 2011
1	$4,899,379	73.8%	$(159,682)	57.8%
2	1,523,316	23.0%	(81,756)	29.6%
3	190,052	2.9%	(33,095)	12.0%
4	17,125	0.3%	(808)	0.3%
5	—	—%	—	—%
6	2,193	—%	(1,079)	0.4%
	$6,632,065	100.0%	$(276,420)	100.0%
December 31, 2010
1	$5,017,596	72.4%	$(186,066)	54.6%
2	1,619,437	23.4%	(102,931)	30.2%
3	269,555	3.9%	(49,764)	14.6%
4	17,278	0.2%	(642)	0.2%
5	—	—%	—	—%
6	2,702	0.1%	(1,358)	0.4%
	$6,926,568	100.0%	$(340,761)	100.0%

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 707 and 780 securities, respectively) have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2011
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$558	$(9)	$—	$—	$558	$(9)
United States Government sponsored agencies	$53,253	$(344)	$—	$—	$53,253	$(344)
United States municipalities, states and territories	945,652	(27,181)	8,554	(382)	954,206	(27,563)
Corporate securities:
Finance, insurance and real estate	608,845	(23,541)	86,065	(7,415)	694,910	(30,956)
Manufacturing, construction and mining	1,203,704	(41,396)	12,998	(1,874)	1,216,702	(43,270)
Utilities and related sectors	1,046,966	(37,300)	15,833	(2,855)	1,062,799	(40,155)
Wholesale/retail trade	173,230	(5,147)	9,150	(1,324)	182,380	(6,471)
Services, media and other	235,752	(7,228)	—	—	235,752	(7,228)
Residential mortgage backed securities	248,319	(14,285)	819,884	(79,276)	1,068,203	(93,561)
Other asset backed securities	93,237	(5,641)	—	—	93,237	(5,641)
	$4,609,516	$(162,072)	$952,484	$(93,126)	$5,562,000	$(255,198)
Held for investment:
United States Government sponsored agencies	993,800	(407)	—	—	993,800	(407)
Corporate security:
Insurance	—	—	55,043	(20,815)	55,043	(20,815)
	993,800	(407)	55,043	(20,815)	1,048,843	(21,222)

Equity securities, available for sale:
Finance, insurance and real estate	$—	$—	$16,828	$(954)	$16,828	$(954)

December 31, 2010
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$548	$(18)	$—	$—	$548	$(18)
United States Government sponsored agencies	110,101	(1,646)	—	—	110,101	(1,646)
United States municipalities, states and territories	1,510,354	(51,989)	7,525	(1,395)	1,517,879	(53,384)
Corporate securities:
Finance, insurance and real estate	570,978	(27,603)	114,128	(13,001)	685,106	(40,604)
Manufacturing, construction and mining	1,024,454	(33,239)	34,490	(2,333)	1,058,944	(35,572)
Utilities and related sectors	927,476	(34,630)	14,157	(4,552)	941,633	(39,182)
Wholesale/retail trade	153,699	(4,947)	9,175	(1,304)	162,874	(6,251)
Services, media and other	181,857	(10,294)	—	—	181,857	(10,294)
Residential mortgage backed securities	396,083	(14,100)	966,332	(94,321)	1,362,415	(108,421)
Other asset backed securities	83,011	(4,937)	—	—	83,011	(4,937)
	$4,958,561	$(183,403)	$1,145,807	$(116,906)	$6,104,368	$(300,309)
Held for investment:
United States Government sponsored agencies	$731,105	$(15,309)	$—	$—	$731,105	$(15,309)
Corporate security:
Insurance	—	—	50,643	(25,143)	50,643	(25,143)
	$731,105	$(15,309)	$50,643	$(25,143)	$781,748	$(40,452)

Equity securities, available for sale:
Finance, insurance and real estate	$14,583	$(1,199)	$16,253	$(747)	$30,836	$(1,946)
The following is a description of the factors causing the temporary unrealized losses by investment category as of June 30, 2011:
United States Government sponsored agencies; and United States municipalities, states and territories: These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates. We purchase these securities regularly over time at different interest rates available at time of purchase; thus, some securities carry yields less than those available at June 30, 2011.

Corporate securities: The unrealized losses in these securities are due partially to the timing of purchases in 2011. Credit spreads finished the second quarter of 2011 wider than at the start of the year. This spread widening coupled with the long duration of the corporate bonds account for the majority of the unrealized losses.
Residential mortgage backed securities: At June 30, 2011, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 36 securities with a total amortized cost basis of $454.1 million and a fair value of $424.8 million. Despite recent improvements in the capital markets, the fair values of RMBS continue at prices below amortized cost. RMBS prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.
Equity securities: The unrealized loss on equity securities, which are primarily investment grade perpetual preferred stocks with exposure to REITS, investment banks and finance companies, are due to the ongoing concerns relating to capital, asset quality and earnings stability due to the financial crisis. All of the equity securities in an unrealized loss position for 12 months or more are investment grade perpetual preferred stocks that are absent credit deterioration. A continued difficult investment environment has raised concerns in regard to earnings and dividend stability in many companies which directly affect the values of these securities.
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
		(Dollars in thousands)
June 30, 2011
Fixed maturity securities:
Investment grade:
Less than six months	303	$2,296,846	$2,260,300	$(36,546)
Six months or more and less than twelve months	294	3,297,065	3,182,070	(114,995)
Twelve months or greater	26	257,221	242,599	(14,622)
Total investment grade	623	5,851,132	5,684,969	(166,163)
Below investment grade:
Less than six months	15	121,256	110,977	(10,279)
Six months or more and less than twelve months	3	50,628	49,969	(659)
Twelve months or greater	63	864,247	764,928	(99,319)
Total below investment grade	81	1,036,131	925,874	(110,257)
Equity securities:
Less then six months	—	—	—	—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	3	17,782	16,828	(954)
Total equity securities	3	17,782	16,828	(954)
	707	$6,905,045	$6,627,671	$(277,374)

December 31, 2010
Fixed maturity securities:
Investment grade:
Less than six months	656	$5,805,583	$5,611,000	$(194,583)
Six months or more and less than twelve months	1	7,874	7,848	(26)
Twelve months or greater	34	313,127	292,173	(20,954)
Total investment grade	691	6,126,584	5,911,021	(215,563)
Below investment grade:
Less than six months	5	65,359	61,296	(4,063)
Six months or more and less than twelve months	1	9,562	9,522	(40)
Twelve months or greater	75	1,025,372	904,277	(121,095)
Total below investment grade	81	1,100,293	975,095	(125,198)
Equity securities:
Less then six months	1	3,000	2,995	(5)
Six months or more and less than twelve months	2	12,782	11,588	(1,194)
Twelve months or greater	5	17,000	16,253	(747)
Total equity securities	8	32,782	30,836	(1,946)
	780	$7,259,659	$6,916,952	$(342,707)

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

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
June 30, 2011
Investment grade:
Less than six months	1	$2,318	$1,755	$(563)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	1	2,318	1,755	(563)
Below investment grade:
Less than six months	4	22,954	15,471	(7,483)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	5	84,640	61,513	(23,127)
Total below investment grade	9	107,594	76,984	(30,610)
	10	$109,912	$78,739	$(31,173)

December 31, 2010
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—
Below investment grade:
Less than six months	2	24,645	19,648	(4,997)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	7	104,129	71,368	(32,761)
Total below investment grade	9	128,774	91,016	(37,758)
	9	$128,774	$91,016	$(37,758)
The amortized cost and fair value of fixed maturity securities, by contractual maturity, that were in an unrealized loss position are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our residential mortgage and other asset backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
June 30, 2011
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	20,728	20,278	—	—
Due after five years through ten years	233,323	228,070	—	—
Due after ten years through twenty years	996,805	967,590	—	—
Due after twenty years	3,305,700	3,184,622	1,070,065	1,048,843
	4,556,556	4,400,560	1,070,065	1,048,843
Residential mortgage backed securities	1,161,764	1,068,203	—	—
Other asset backed securities	98,878	93,237	—	—
	$5,817,198	$5,562,000	$1,070,065	$1,048,843

December 31, 2010
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	30,367	29,858	—	—
Due after five years through ten years	245,978	238,108	—	—
Due after ten years through twenty years	1,249,052	1,201,090	—	—
Due after twenty years	3,320,496	3,189,886	822,200	781,748
	4,845,893	4,658,942	822,200	781,748
Residential mortgage backed securities	1,470,836	1,362,415	—	—
Other asset backed securities	87,948	83,011	—	—
	$6,404,677	$6,104,368	$822,200	$781,748

Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our RMBS as we monitor all of our RMBS on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At June 30, 2011, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Below investment grade
Corporate fixed maturity securities:
Finance	1	$4,090	—	$4,090	—	—
Retail	1	10,474	(1,324)	9,150	—	73
	2	$14,564	(1,324)	$13,240
Our analysis of these securities that we have determined are temporarily impaired and their credit performance at June 30, 2011 is as follows:
Finance: The value of this security may decline due to specific issuer related concerns pertaining to the expiration of a lease of a tenant in a commercial property backing this note. We have determined that this security is not other than temporarily impaired due to our evaluation of the likelihood of a successful releasing of the tenant.
Retail: The decline in value of this bond relates to a management posture of debt-financed share repurchases which will likely keep leverage high. We have determined that this security was not other than temporarily impaired due to the issuer's very strong market position and a consistent history of strong operating performance, improving economic conditions and stable security prices.
The securities on the watch list are current with respect to payments of principal and interest. We do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost and, as such, there were no other than temporary impairments on these securities at June 30, 2011.
Other Than Temporary Impairments
We have a policy and process in place to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2010.
The following table summarizes other than temporary impairments for the three months and six months ended June 30, 2011 and 2010. The only asset type with other than temporary impairments during the periods presented were residential mortgage backed securities.

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized in (from) Other Comprehensive Income	Net OTTI Losses in Operations
		(Dollars in thousands)
Three months ended June 30, 2011	18	$(113)	$(2,116)	(2,229)

Three months ended June 30, 2010	2	(1,603)	785	(818)

Six months ended June 30, 2011	29	$(5,213)	$(3,587)	(8,800)

Six months ended June 30, 2010	6	(14,187)	10,146	(4,041)

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
The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Six months ended June 30, 2011
Prime	2005	7.7%	7.7%	8%	8%	50%	50%
	2006	7.3%	7.3%	9%	11%	50%	55%
	2007	5.8%	7.3%	8%	30%	40%	60%
Alt-A	2005	6.0%	7.7%	13%	24%	5%	55%
	2006	6.0%	6.5%	30%	33%	50%	50%
	2007	6.2%	7.4%	29%	41%	50%	70%

Six months ended June 30, 2010
Prime	2005	7.5%	7.5%	11%	11%	45%	45%
	2006	7.3%	7.3%	11%	11%	45%	45%
	2007	5.8%	5.8%	19%	19%	50%	50%
Alt-A	2005	6.8%	7.4%	12%	26%	45%	50%
	2007	7.0%	7.0%	45%	45%	57%	57%
See our discussion in note 3 of our consolidated financial statements for a discussion of how we determine the credit loss component of a residential mortgage backed security.
Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location, and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts net of valuation allowances. At June 30, 2011 and December 31, 2010 the largest principal amount outstanding for any single mortgage loan was $10.5 million and $10.7 million, respectively, and the average loan size was $2.4 million for both periods. We have the contractual ability to pursue full personal recourse on 13.2% of the loans and partial personal recourse on 31.8% of the loans, and master leases provide us recourse against the principals of the borrowing entity on 5.1% of the loans. In addition, the average loan to value ratio for the overall portfolio was 53.8% and 54.7% at June 30, 2011 and December 31, 2010, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a current appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 - Mortgage Loans on Real Estate in our Consolidated Financial Statements.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At June 30, 2011, we had commitments to fund commercial mortgage loans totaling $70.0 million, with fixed interest rates ranging from 5.60% to 6.08%.
See Note 4 - Mortgage Loans on Real Estate in our Consolidated Financial Statements for a presentation of our specific and general loan loss allowances and foreclosure activity.
We recorded impairment losses of $2.2 million on ten mortgage loans with outstanding principal due totaling $26.7 million and impairment losses of $4.9 million on thirteen mortgage loans with outstanding principal due totaling $32.2 million, during the three and six months ended June 30, 2011, respectively. We recorded impairment losses of $4.1 million on two mortgage loans with outstanding principal due totaling $9.5 million during the same periods in 2010.
At June 30, 2011, we have twelve mortgages that are in the process of being satisfied by our taking ownership of the real estate serving as collateral. These loans have an outstanding principal balance of $40.4 million and we have recorded a specific loan loss allowances totaling $11.1 million, of which $1.2 million and $2.5 million of losses were recognized during the three and six months ended June 30, 2011, respectively. We also have 31 commercial mortgage loans at June 30, 2011 with an outstanding principal balance of $82.0 million that have been given "workout" terms which generally allow for interest only payments or the capitalization of interest for a specified period of time and we have recorded a specific loan loss allowances on four of these loans (principal balance of $11.5 million) of $3.9 million. At June 30, 2011, we had four commercial mortgage loans with an outstanding principal balance of $7.7 million that were delinquent (60 days or more past due at the reporting date). The total outstanding principal balance of these 47 loans is $130.1 million, which represents less than 5% of our total mortgage loan portfolio.

Mortgage loans summarized in the following table represent all loans that we are either not currently collecting or those we feel it is probable we will not collect all amounts due according to the contractual terms of the loan agreements (all loans that we have worked with the borrower to alleviate short-term cash flow issues and delinquent loans at the reporting date).

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Mortgage loans with allowances	$40,661	$31,027
Mortgage loans with no allowance for losses	89,471	81,994
Allowance for probable loan losses	(15,027)	(13,224)
Net carrying value	$115,105	$99,797
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
The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the unaudited consolidated balance sheets are as follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Assets
Derivative Instruments
Call options	$537,920	$479,786
Other Assets
2015 notes hedges	63,141	66,595
	$601,061	$546,381
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$2,368,533	$1,971,383
Other liabilities
2015 notes embedded derivatives	63,141	66,595
Interest rate swaps	937	1,976
	$2,432,611	$2,039,954

The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Change in fair value of derivatives:
Call options	$(13,238)	$(208,131)	$130,214	$(124,829)
2015 notes hedges	(8,723)	—	(3,454)	—
Interest rate swaps	(68)	(606)	(136)	(1,893)
	$(22,029)	$(208,737)	$126,624	$(126,722)
Change in fair value of embedded derivatives:
2015 notes embedded derivatives	$(8,723)	$—	$(3,454)	$—
Fixed index annuities	(52,240)	(190,211)	70,794	(126,336)
	$(60,963)	$(190,211)	$67,340	$(126,336)
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
The notional amount and maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts are as follows:

			June 30, 2011		December 31, 2010
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa3	$1,649,650	$59,938	$588,650	$25,704
BNP Paribas	AA	Aa2	1,724,375	56,610	786,561	34,772
Bank of New York	AA-	Aa2	—	—	18,082	111
Credit Suisse	A+	Aa1	2,193,640	114,760	2,462,920	95,910
Barclays	AA-	Aa3	2,117,829	84,280	1,728,218	72,751
SunTrust	BBB+	A3	—	—	50,540	3,164
Wells Fargo (Wachovia)	NR	Aa2	1,941,659	87,905	1,745,775	76,250
J.P. Morgan	AA-	Aa1	2,551,576	105,239	2,858,902	133,368
UBS	A+	Aa3	377,771	23,518	921,596	37,756
HSBC	AA	Aa2	226,387	5,670	—	—
			$12,782,887	$537,920	$11,161,244	$479,786
As of June 30, 2011 and December 31, 2010, we held $394.1 million and $381.2 million, respectively, of cash and cash equivalents received from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed to perform according to the terms of the contracts to $146.0 million and $108.1 million at June 30, 2011 and December 31, 2010, respectively.

Liquidity and Capital Resources
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $1.5 billion in the six months ended June 30, 2011 compared to $946.3 million for the six months ended June 30, 2010, with the increase attributable to a $679.9 million increase in net annuity deposits after coinsurance and a $111.2 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans. As reported above under Financial Condition - Investments, during the the three and six months ended June 30, 2011 and 2010 we experienced a significant amount of calls of United States Government sponsored agency securities. As a result we have had elevated levels of cash and cash equivalents during the first six months of 2011 and 2010. We have been reinvesting the proceeds from the called securities in United States Government sponsored agencies securities, investment grade corporate fixed maturity securities and United States municipalities, states and territories with yields that meet our investment spread objectives. At June 30, 2011, 34% of our fixed income securities have call features and 1% ($0.1 billion) were subject to call redemption. Another 19% ($3.2 billion) will become subject to call redemption during the next twelve months (principally the first and second quarters of 2012). Our ability to continue to reinvest the proceeds from called securities in assets with acceptable credit quality and yield characteristics similar to the called securities will be dependent on future market conditions.
We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt, including the convertible senior notes and subordinated debentures issued to subsidiary trusts, pay operating expenses and pay dividends to stockholders. Our assets consist primarily of the capital stock and surplus notes of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. These sources provide adequate cash flow to us to meet our current and reasonably foreseeable future obligations and we expect they will be adequate to fund our parent company cash flow requirements for the rest of 2011. During 2011, we may redeem and holders may require us to repurchase the $74.5 million principal amount outstanding of the 2024 notes. At June 30, 2011, we have investment securities and cash and cash equivalents totaling $60.4 million on hand available to extinguish this debt.
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
The statutory capital and surplus of our life insurance subsidiaries at June 30, 2011 was $1.5 billion. American Equity Investment Life Insurance Company (American Equity Life) made surplus note interest payments to us of $2.0 million during the six months ended June 30, 2011. For the remainder of 2011, up to $187.5 million can be distributed by American Equity Life as dividends under applicable laws and regulations without prior regulatory approval. Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had $589.9 million of statutory earned surplus at June 30, 2011. The transfer of funds by American Equity Life is also restricted by a covenant in our revolving line of credit which requires American Equity Life to maintain a minimum risk-based capital ratio of 275%.
We have a $160 million line of credit, with no borrowings outstanding, available through January 2014 for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.
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

In April 2011, the FASB issued an accounting standards update that gives creditors guidance in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. Troubled debt restructures are considered impaired receivables for which an amount of impairment loss is determined at the time the loan is restructured. This accounting standards update is effective for us beginning on July 1, 2011, and will be applied retrospectively to restructures that we have completed on or after January 1, 2011. We do not expect this guidance to have a material effect on our financial statements.
In May 2011, the FASB issued an accounting standards update that addresses fair value measurement and disclosure as part of its convergence efforts with the International Accounting Standards Board. The result is common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. This accounting standards update changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Some changes clarify the FASB's intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing informations about fair value measurements. The disclosure requirements add information about transfers between Level 1 and Level 2 of the fair value hierarchy, information about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs, and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. This accounting standards update is effective during interim and annual periods beginning after December 15, 2011 and early application is not permitted. We do not anticipate any effect to our financial position, results of operations or cash flows upon adoption.
In June 2011, the FASB issued an accounting standards update that expands the disclosure requirements related to other comprehensive income. A reporting entity is now required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both choices, the reporting entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. This standard also requires the reporting entity to present reclassification adjustments from other comprehensive income to net income and eliminates the presentation of other comprehensive income as part of the statements of stockholders' equity. This accounting standards update is effective during interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. We do not anticipate any effect to our financial position, results of operations or cash flows upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We seek to invest our available funds in a manner that will maximize shareholder value and fund future obligations to policyholders and debtors, subject to appropriate risk considerations. We seek to meet this objective through investments that: (i) consist substantially of investment grade fixed maturity securities; (ii) have projected returns which satisfy our spread targets; and (iii) have characteristics which support the underlying liabilities. Many of our products incorporate surrender charges, market interest rate adjustments or other features to encourage persistency.
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
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities issued by Trust III, IV, VII, VIII, IX, X, XI (beginning on December 31, 2010) and XII bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at June 30, 2011. In 2009, we swapped the floating interest rate to fixed rates for the $150 million of the borrowings outstanding on our now terminated revolving line of credit (see notes 5 and 6 to our unaudited consolidated financial statements in Item 1 of this Form 10-Q). These swaps remain outstanding and expire in 2011. The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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
If interest rates were to increase 10% (44 basis points) from levels at June 30, 2011, we estimate that the fair value of our fixed maturity securities would decrease by approximately $717.4 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $176.2 million in the accumulated other comprehensive income and a decrease in stockholders' equity. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2010.
At June 30, 2011, 34% of our fixed income securities have call features and 1% ($0.1 billion) were subject to call redemption. Another 19% ($3.2 billion) will become subject to call redemption during the next twelve months. During the six months ended June 30, 2011 and 2010, we received $2.9 billion and $2.4 billion, respectively, in redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At June 30, 2011, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.
We purchase call options on the applicable indices to fund the annual index credits on our fixed index annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for fixed index products. For the six months ended June 30, 2011 and 2010, the annual index credits to policyholders on their anniversaries were $244.6 million and $295.5 million, respectively. Proceeds received at expiration of these options related to such credits were $248.6 million and $280.0 million for the six months ended June 30, 2011 and 2010, respectively. The difference between proceeds received at expiration of these options and index credits for the six months ended June 30, 2010 is primarily due to credits attributable to minimum guaranteed interest self funded by us.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2011 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 7 - Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosures that supplements the disclosure in Note 13 - Commitments and Contingencies to the Consolidated Financial Statements of our 2010 Annual Report on Form 10-K.
Item 1A. Risk Factors

Our 2010 Annual Report on Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the six months ended June 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuer purchases of equity securities for the quarter ended June 30, 2011.

We have a Rabbi Trust, the NMO Deferred Compensation Trust, which purchases our common shares to fund the amount of shares earned by our agents under the NMO Deferred Compensation Plan. At June 30, 2011, agents had earned 81,745 shares which had vested but had not yet been purchased and contributed to the Rabbi Trust.

In addition, we have a share repurchase program under which we are authorized to purchase up to 10,000,000 shares of our common stock. As of June 30, 2011, we have repurchased 3,845,296 shares of our common stock under this program. We suspended the repurchase of our common stock under this program in August of 2008.

The maximum number of shares that may yet be purchased under these plans is 6,236,449 at June 30, 2011.

Item 6. Exhibits

Number	Name	Method of Filing

3.5	Articles of Amendment to Articles of Incorporation	Filed herewith

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2011	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

	By:	/s/ Wendy C. Waugaman
Wendy C. Waugaman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John M. Matovina
John M. Matovina, Vice Chairman, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Vice President - Controller
(Principal Accounting Officer)