Form 10-Q
period 2011-09-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2011-11-08
CIK 1039828

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Shares of common stock outstanding at October 31, 2011: 59,581,489

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2011 - $15,924,537; 2010 - $15,621,894)	$17,378,812	$15,830,663
Held for investment, at amortized cost (fair value: 2011 - $2,838,736; 2010 - $781,748)	2,827,461	822,200
Equity securities, available for sale, at fair value (cost: 2011 - $59,197; 2010 - $61,185)	65,401	65,961
Mortgage loans on real estate	2,838,893	2,598,641
Derivative instruments	171,905	479,786
Other investments	112,876	19,680
Total investments	23,395,348	19,816,931

Cash and cash equivalents	572,314	597,766
Coinsurance deposits	2,759,735	2,613,191
Accrued investment income	212,792	167,645
Deferred policy acquisition costs	1,638,087	1,747,760
Deferred sales inducements	1,199,372	1,227,328
Deferred income taxes	21,386	143,253
Income taxes recoverable	18,036	6,134
Other assets	58,867	106,755
Total assets	$29,875,937	$26,426,763

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$26,917,463	$23,655,807
Other policy funds and contract claims	375,368	222,860
Notes payable	340,552	330,835
Subordinated debentures	268,552	268,435
Other liabilities	614,465	1,010,779
Total liabilities	28,516,400	25,488,716

Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized, 2011 and 2010 no shares issued and outstanding	—	—
Common stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding: 2011 - 57,855,375 shares (excluding 5,569,610 treasury shares); 2010 - 56,968,446 shares (excluding 5,874,392 treasury shares)	57,855	56,968
Additional paid-in capital	464,768	454,454
Unallocated common stock held by ESOP; 2011 - 395,859 shares; 2010 - 447,048 shares	(3,965)	(4,815)
Accumulated other comprehensive income	454,710	81,820
Retained earnings	386,169	349,620
Total stockholders' equity	1,359,537	938,047
Total liabilities and stockholders' equity	$29,875,937	$26,426,763

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Traditional life and accident and health insurance premiums	$3,126	$3,181	$9,331	$9,111
Annuity product charges	20,405	18,538	57,259	52,673
Net investment income	305,502	260,475	894,508	758,230
Change in fair value of derivatives	(333,621)	93,980	(206,997)	(32,742)
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	(17,292)	11,298	(19,339)	22,264
OTTI losses on investments:
Total OTTI losses	(5,133)	(2,160)	(10,346)	(16,347)
Portion of OTTI losses recognized in (from) other comprehensive income	(3,758)	(1,830)	(7,345)	8,316
Net OTTI losses recognized in operations	(8,891)	(3,990)	(17,691)	(8,031)
Loss on extinguishment of debt	—	—	—	(292)
Total revenues	(30,771)	383,482	717,071	801,213

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	1,888	2,128	6,282	6,629
Interest sensitive and index product benefits	223,232	159,155	621,317	584,842
Amortization of deferred sales inducements	(28,065)	5,184	22,892	21,516
Change in fair value of embedded derivatives	(205,565)	114,823	(138,225)	(11,513)
Interest expense on notes payable	7,984	4,940	23,723	14,264
Interest expense on subordinated debentures	3,488	3,805	10,435	11,206
Interest expense on amounts due under repurchase agreements	—	—	5	—
Amortization of deferred policy acquisition costs	(28,930)	45,795	65,155	73,980
Other operating costs and expenses	15,903	16,213	50,011	48,900
Total benefits and expenses	(10,065)	352,043	661,595	749,824
Income (loss) before income taxes	(20,706)	31,439	55,476	51,389
Income tax expense (benefit)	(7,638)	10,925	18,927	17,494
Net income (loss)	$(13,068)	$20,514	$36,549	$33,895

Earnings (loss) per common share	$(0.22)	$0.35	$0.62	$0.58
Earnings (loss) per common share - assuming dilution	$(0.22)	$0.33	$0.59	$0.56

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2010	$56,968	$454,454	$(4,815)	$81,820	$349,620	$938,047
Other comprehensive income:
Net income for period	—	—	—	—	36,549	36,549
Change in net unrealized investment gains/losses	—	—	—	370,694	—	370,694
Noncredit component of OTTI losses, available for sale securities, net	—	—	—	2,196	—	2,196
Other comprehensive income						409,439
Acquisition of 1,250 shares of common stock	(1)	(12)	—	—	—	(13)
Allocation of 78,897 shares of common stock by ESOP, including excess income tax benefits	—	65	850	—	—	915
Share-based compensation, including excess income tax benefits	—	6,575	—	—	—	6,575
Issuance of 888,179 shares of common stock under compensation plans, including excess income tax benefits	888	3,686	—	—	—	4,574
Balance at September 30, 2011	$57,855	$464,768	$(3,965)	$454,710	$386,169	$1,359,537

Balance at December 31, 2009	$56,203	$422,225	$(5,679)	$(30,456)	$312,330	$754,623
Other comprehensive income:
Net income for period	—	—	—	—	33,895	33,895
Change in net unrealized investment gains/losses	—	—	—	234,529	—	234,529
Noncredit component of OTTI losses, available for sale securities, net	—	—	—	(2,302)	—	(2,302)
Other comprehensive income						266,122
Conversion of $60 of subordinated debentures	7	49	—	—	—	56
Acquisition of 6,300 shares of common stock	(6)	(44)	—	—	—	(50)
Allocation of 44,641 shares of common stock by ESOP, including excess income tax benefits	—	(31)	484	—	—	453
Share-based compensation, including excess income tax benefits	—	6,800	—	—	—	6,800
Issuance of 488,725 shares of common stock under compensation plans, including excess income tax benefits	489	2,296	—	—	—	2,785
Issuance of warrants	—	15,600	—	—	—	15,600
Balance at September 30, 2010	$56,693	$446,895	$(5,195)	$201,771	$346,225	$1,046,389

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income	$36,549	$33,895
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	621,317	584,842
Amortization of deferred sales inducements	22,892	21,516
Annuity product charges	(57,259)	(52,673)
Change in fair value of embedded derivatives	(138,225)	(11,513)
Increase in traditional life and accident and health insurance reserves	70,612	20,777
Policy acquisition costs deferred	(342,299)	(260,837)
Amortization of deferred policy acquisition costs	65,155	73,980
Provision for depreciation and other amortization	14,113	7,391
Amortization of discounts and premiums on investments	(115,340)	(188,044)
Realized gains on investments and net OTTI losses recognized	37,030	(14,233)
Change in fair value of derivatives	205,264	30,876
Deferred income taxes	(78,920)	(100,804)
Loss on extinguishment of debt	—	292
Share-based compensation	5,591	6,624
Change in accrued investment income	(45,147)	(34,854)
Change in income taxes recoverable/payable	(11,902)	95,924
Change in other assets	4,375	(10,061)
Change in other policy funds and contract claims	152,508	64,545
Change in collateral held for derivatives	(284,870)	(157,791)
Change in other liabilities	(61,921)	25,439
Other	516	421
Net cash provided by operating activities	100,039	135,712

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	3,433,977	3,084,551
Fixed maturity securities - held for investment	—	1,585,267
Equity securities - available for sale	2,958	31,665
Mortgage loans on real estate	133,560	111,305
Derivative instruments	432,411	406,563
Other investments	91	—
Acquisition of investments:
Fixed maturity securities - available for sale	(3,685,523)	(5,620,989)
Fixed maturity securities - held for investment	(1,940,163)	(215,870)
Equity securities - available for sale	—	(10,125)
Mortgage loans on real estate	(413,536)	(203,606)
Derivative instruments	(295,099)	(241,962)
Short-term investments	—	(599,746)
Other investments	(77,189)	(533)
Purchases of property, furniture and equipment	(4,643)	(5,342)
Net cash used in investing activities	(2,413,156)	(1,678,822)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Financing activities
Receipts credited to annuity policyholder account balances	$3,718,010	$3,114,235
Coinsurance deposits	(80,932)	(248,488)
Return of annuity policyholder account balances	(1,357,892)	(1,189,388)
Financing fees incurred and deferred	(1,566)	(6,742)
Proceeds from notes payable	—	200,000
Repayments of notes payable	—	(156,641)
Purchase of call spread - 2015 Notes Hedges	—	(37,000)
Acquisition of common stock	(13)	(50)
Excess tax benefits realized from share-based compensation plans	1,060	256
Proceeds from issuance of common stock	4,461	2,723
Proceeds from issuance of warrants	—	15,600
Change in checks in excess of cash balance	4,537	(14,878)
Net cash provided by financing activities	2,287,665	1,679,627
Increase (decrease) in cash and cash equivalents	(25,452)	136,517

Cash and cash equivalents at beginning of period	597,766	528,002
Cash and cash equivalents at end of period	$572,314	$664,519

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$22,129	$17,101
Income taxes	108,800	121,488
Income tax refunds received	—	100,000
Non-cash operating activity:
Deferral of sales inducements	281,376	244,979
Non-cash investing activity:
Real estate acquired in satisfaction of mortgage loans	17,358	7,408
Mortgage loan on real estate sold	1,215	—
Non-cash financing activities:
Conversion of subordinated debentures	—	56

See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company (“we”, “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.
During 2011, we discovered a prior period error related to policy benefit reserves for our single premium immediate annuity products. Accordingly, we made an adjustment in the first quarter of 2011 which resulted in a decrease of policy benefit reserves and a decrease in interest sensitive and index product benefits of $4.2 million. On an after-tax basis, the adjustment resulted in a $2.7 million increase in net income for the nine months ended September 30, 2011.
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
In April 2011, the FASB issued an accounting standards update that gives creditors guidance in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. Troubled debt restructures are considered impaired receivables for which an amount of impairment loss is determined at the time the loan is restructured. This standard update was effective for us on July 1, 2011, was applied retrospectively to restructures that we have completed on or after January 1, 2011, and has not had a material impact on our consolidated financial statements.
New Accounting Pronouncements
In October 2010, as a result of a consensus of the FASB Emerging Issues Task Force, the FASB issued an accounting standards update that modifies the definition of the types of costs incurred that can be capitalized in the acquisition of new and renewal insurance contracts. This guidance defines the costs that qualify for deferral as incremental direct costs that result directly from and are essential to successful contract transactions and would not have been incurred by the insurance entity had the contract transactions not occurred. In addition, it lists certain costs as deferrable as those that are directly related to underwriting, policy issuance and processing, medical and inspection, and sales force contract selling as deferrable, as well as the portion of an employee's total compensation related directly to time spent performing those activities for actual acquired contracts and other costs related directly to those activities that would not have been incurred if the contract had not been acquired. This amendment to current GAAP should be applied prospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with retrospective application permitted. We are currently evaluating the impact of the guidance on our consolidated financial statements and we expect to apply prospectively. See note 6 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, for the policy issue costs that could be subject to non-deferral.
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

2. Fair Values of Financial Instruments
The following sets forth a comparison of the fair values and carrying amounts of our financial instruments:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$17,378,812	$17,378,812	$15,830,663	$15,830,663
Held for investment	2,827,461	2,838,736	822,200	781,748
Equity securities, available for sale	65,401	65,401	65,961	65,961
Mortgage loans on real estate	2,838,893	2,942,195	2,598,641	2,670,009
Derivative instruments	171,905	171,905	479,786	479,786
Other investments	78,051	78,129	558	558
Cash and cash equivalents	572,314	572,314	597,766	597,766
Coinsurance deposits	2,759,735	2,479,722	2,613,191	2,282,998
2015 notes hedges	21,695	21,695	66,595	66,595

Liabilities
Policy benefit reserves	26,651,672	22,412,815	23,464,810	19,594,396
Notes payable	340,552	389,243	330,835	489,097
Subordinated debentures	268,552	243,135	268,435	213,369
2015 notes embedded derivatives	21,695	21,695	66,595	66,595
Interest rate swaps	387	387	1,976	1,976
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

Transfers of securities among the levels occur at times and depend on the type of inputs used to determine fair value of each security, however there were no transfers between levels during the nine months ended September 30, 2011.

Our assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2011
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,681	$4,681	$—	$—
United States Government sponsored agencies	1,232,751	—	1,232,751	—
United States municipalities, states and territories	3,157,337	—	3,157,337	—
Corporate securities	9,757,306	58,734	9,698,572	—
Residential mortgage backed securities	2,841,189	—	2,839,094	2,095
Other asset backed securities	385,548	—	385,548	—
Equity securities, available for sale: finance, insurance and real estate	65,401	43,499	21,902	—
Derivative instruments	171,905	—	171,905	—
Cash and cash equivalents	572,314	572,314	—	—
2015 notes hedges	21,695	—	21,695	—
	$18,210,127	$679,228	$17,528,804	$2,095
Liabilities
Interest rate swaps	$387	$—	$387	$—
2015 notes embedded derivatives	21,695	—	21,695	—
Fixed index annuities - embedded derivatives	2,399,097	—	—	2,399,097
	$2,421,179	$—	$22,082	$2,399,097

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis of inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of September 30, 2011 and December 31, 2010.
Mortgage loans on real estate
Mortgage loans on real estate are not measured at fair value on a recurring basis. The fair values of mortgage loans on real estate are calculated using discounted expected cash flows using current competitive market interest rates currently being offered for similar loans which are not fair value exit prices. The fair values of impaired mortgage loans on real estate that we have considered to be collateral dependent are based on the fair value of the real estate collateral (based on appraised values) less estimated costs to sell.
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
Other investments
None of the assets included in other investments are measured at fair value on a recurring basis. Other investments is comprised of policy loans, an equity method investment, and company owned life insurance (COLI). We have not attempted to determine the fair values associated with our policy loans, as we believe any differences between carrying value and the fair values afforded these instruments are immaterial to our consolidated financial position and, accordingly, the cost to provide such disclosure does not justify the benefit to be derived. The fair value of of our equity method investment was determined by calculating the present value of future cash flows discounted by a risk free rate, a risk spread, and a liquidity discount. The fair value of our COLI approximates the carrying value which is equal to the cash surrender value.
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
Policy benefit reserves and coinsurance deposits
The fair values of the liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities), are stated at the cost we would incur to extinguish the liability (i.e., the cash surrender value) as these contracts are generally issued without an annuitization date. The coinsurance deposits related to the annuity benefit reserves have fair values determined in a similar fashion. We are not required to and have not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value. Neither policy benefit reserves nor coinsurance deposits are measured at fair value on a recurring basis.
Notes payable
The fair value of the convertible senior notes is based upon quoted market prices, and notes payable are not remeasured at fair value on a recurring basis.
Subordinated debentures
Fair values for subordinated debentures are estimated using discounted cash flow calculations based principally on observable inputs including our incremental borrowing rates, which reflect our credit rating, for similar types of borrowings with maturities consistent with those remaining for the debt being valued. Subordinated debentures are not measured at fair value on a recurring basis.
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

The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Available for sale securities
Beginning balance	$2,193	$8,910	$2,702	$17,918
Sales	—		—	(14,838)
Principal returned	(80)	(181)	(346)	(495)
(Amortization)/accretion of premium/discount	29	10	37	42
Transfers out of Level 3	—	(6,155)	—	(6,155)
Total gains (losses) (realized/unrealized):
Included in other comprehensive income (loss)	105	115	384	8,457
Included in operations	(152)	—	(682)	(2,230)
Ending balance	$2,095	$2,699	$2,095	$2,699
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$2,368,533	$1,482,429	$1,971,383	$1,375,866
Premiums less benefits	274,579	156,984	742,255	571,719
Change in unrealized gains, net	(244,015)	66,849	(314,541)	(241,323)
Ending balance	$2,399,097	$1,706,262	$2,399,097	$1,706,262
Change in unrealized gains, net for each period in our embedded derivatives are included in change in fair value of embedded derivatives in the unaudited consolidated statements of operations.

3. Investments
At September 30, 2011 and December 31, 2010, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2011
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,083	$598	$—	$4,681
United States Government sponsored agencies	1,215,879	16,981	(109)	1,232,751
United States municipalities, states and territories	2,813,263	344,132	(58)	3,157,337
Corporate securities	8,780,244	1,049,175	(72,113)	9,757,306
Residential mortgage backed securities	2,747,860	168,051	(74,722)	2,841,189
Other asset backed securities	363,208	26,196	(3,856)	385,548
	$15,924,537	$1,605,133	$(150,858)	$17,378,812
Held for investment:
United States Government sponsored agencies	$2,751,566	$30,739	$—	$2,782,305
Corporate security	75,895	—	(19,464)	56,431
	$2,827,461	$30,739	$(19,464)	$2,838,736
Equity securities, available for sale:
Finance, insurance, and real estate	$59,197	$9,030	$(2,826)	$65,401

December 31, 2010
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,082	$324	$(18)	$4,388
United States Government sponsored agencies	2,994,174	11,123	(1,646)	3,003,651
United States municipalities, states and territories	2,397,622	22,765	(53,384)	2,367,003
Corporate securities	7,124,316	380,124	(131,903)	7,372,537
Residential mortgage backed securities	2,900,028	86,950	(108,421)	2,878,557
Other asset backed securities	201,672	7,792	(4,937)	204,527
	$15,621,894	$509,078	$(300,309)	$15,830,663
Held for investment:
United States Government sponsored agencies	$746,414	$—	$(15,309)	$731,105
Corporate security	75,786	—	(25,143)	50,643
	$822,200	$—	$(40,452)	$781,748
Equity securities, available for sale:
Finance, insurance, and real estate	$61,185	$6,722	$(1,946)	$65,961
During the nine months ended September 30, 2011 and 2010, we received $2.9 billion and $4.0 billion, respectively, in redemption proceeds related to calls of our callable United States Government sponsored agency securities and public and private corporate bonds, of which $1.6 billion were classified as held for investment for the nine months ended September 30, 2010. There were no calls of held for investment securities during the nine months ended September 30, 2011. We reinvested the proceeds from these redemptions primarily in United States Government sponsored agencies, United States municipalities, states, and territories, corporate securities and residential mortgage and other asset backed securities. At September 30, 2011, 36% of our fixed income securities have call features and 1% ($0.1 billion) were subject to call redemption. Another 21% ($4.0 billion) will become subject to call redemption during the next twelve months (principally the first three quarters of 2012).

The amortized cost and fair value of fixed maturity securities at September 30, 2011, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our residential mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available-for-sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$44,455	$45,218	$—	$—
Due after one year through five years	438,413	492,808	—	—
Due after five years through ten years	1,993,044	2,202,168	—	—
Due after ten years through twenty years	3,960,426	4,283,903	—	—
Due after twenty years	6,377,131	7,127,978	2,827,461	2,838,736
	12,813,469	14,152,075	2,827,461	2,838,736
Residential mortgage backed securities	2,747,860	2,841,189	—	—
Other asset backed securities	363,208	385,548	—	—
	$15,924,537	$17,378,812	$2,827,461	$2,838,736
Net unrealized gains on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities and equity securities	$1,460,479	$213,545
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(795,593)	(122,336)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax benefit	(232,710)	(31,923)
Net unrealized gains reported as accumulated other comprehensive income	$454,710	$81,820
The National Association of Insurance Commissioners (“NAIC”) assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations (“NRSRO’s”). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered “investment grade” while NAIC Class 3 through 6 designations are considered “non-investment grade.” Based on the NAIC designations, we had 99% and 98% of our fixed maturity portfolio rated investment grade at September 30, 2011 and December 31, 2010, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	September 30, 2011		December 31, 2010
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$14,135,552	$15,232,031	$12,152,552	$12,246,954
2	4,376,651	4,771,912	3,892,680	4,012,076
3	221,596	194,853	368,680	323,113
4	9,876	9,041	19,820	19,178
5	5,041	5,861	6,089	6,262
6	3,282	3,850	4,273	4,828
	$18,751,998	$20,217,548	$16,444,094	$16,612,411

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 233 and 780 securities, respectively) have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2011
Fixed maturity securities:
Available for sale:
United States Government sponsored agencies	$52,933	$(109)	$—	$—	$52,933	$(109)
United States municipalities, states and territories	3,487	(58)	—	—	3,487	(58)
Corporate securities:
Finance, insurance and real estate	520,139	(37,487)	116,744	(9,711)	636,883	(47,198)
Manufacturing, construction and mining	141,465	(3,515)	29,093	(2,669)	170,558	(6,184)
Utilities and related sectors	206,963	(9,784)	26,043	(3,755)	233,006	(13,539)
Wholesale/retail trade	22,029	(477)	9,100	(1,371)	31,129	(1,848)
Services, media and other	13,284	(137)	21,232	(3,207)	34,516	(3,344)
Residential mortgage backed securities	279,160	(15,088)	781,104	(59,634)	1,060,264	(74,722)
Other asset backed securities	28,790	(1,257)	10,762	(2,599)	39,552	(3,856)
	$1,268,250	$(67,912)	$994,078	$(82,946)	$2,262,328	$(150,858)
Held for investment:
Corporate security:
Insurance	$—	$—	$56,431	$(19,464)	$56,431	$(19,464)

Equity securities, available for sale:
Finance, insurance and real estate	$11,593	$(1,406)	$6,237	$(1,420)	$17,830	$(2,826)

December 31, 2010
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$548	$(18)	$—	$—	$548	$(18)
United States Government sponsored agencies	110,101	(1,646)	—	—	110,101	(1,646)
United States municipalities, states and territories	1,510,354	(51,989)	7,525	(1,395)	1,517,879	(53,384)
Corporate securities:
Finance, insurance and real estate	570,978	(27,603)	114,128	(13,001)	685,106	(40,604)
Manufacturing, construction and mining	1,024,454	(33,239)	34,490	(2,333)	1,058,944	(35,572)
Utilities and related sectors	927,476	(34,630)	14,157	(4,552)	941,633	(39,182)
Wholesale/retail trade	153,699	(4,947)	9,175	(1,304)	162,874	(6,251)
Services, media and other	181,857	(10,294)	—	—	181,857	(10,294)
Residential mortgage backed securities	396,083	(14,100)	966,332	(94,321)	1,362,415	(108,421)
Other asset backed securities	83,011	(4,937)	—	—	83,011	(4,937)
	$4,958,561	$(183,403)	$1,145,807	$(116,906)	$6,104,368	$(300,309)
Held for investment:
United States Government sponsored agencies	$731,105	$(15,309)	$—	$—	$731,105	$(15,309)
Corporate security:
Insurance	—	—	50,643	(25,143)	50,643	(25,143)
	$731,105	$(15,309)	$50,643	$(25,143)	$781,748	$(40,452)
Equity securities, available for sale:
Finance, insurance and real estate	$14,583	$(1,199)	$16,253	$(747)	$30,836	$(1,946)
The following is a description of the factors causing the temporary unrealized losses by investment category as of September 30, 2011:
United States Government sponsored agencies; and United States municipalities, states and territories: These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates. We purchase these securities regularly over time at different interest rates available at time of purchase; thus, some securities carry yields less than those available at September 30, 2011.
Corporate securities: The unrealized losses in these securities are due partially to the timing of purchases in 2011 and a small number of securities seeing their yield spreads widen due to issuer specific news. In addition, the financial sector credit spreads widened during the quarter on declining fiscal policy and continued stress in the European Union.
Residential mortgage backed securities: At September 30, 2011, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A"

residential mortgage backed securities are comprised of 36 securities with a total amortized cost basis of $445.3million and a fair value of $405.6 million. Despite recent improvements in the capital markets, the fair values of RMBS continue at prices below amortized cost. RMBS prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.
Equity securities: Equity securities in an unrealized loss position have exposure to the economic uncertainty surrounding the European Union which has resulted in unrealized losses in this category. A majority of these securities have been in an unrealized loss position for 12 months or more and are investment grade perpetual preferred stocks that are absent credit deterioration. A continued difficult investment environment has raised concerns in regard to earnings and dividend stability in many companies which directly affect the values of these securities.
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
All of the securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains on investments for the nine months ended September 30, 2011 and 2010 are as follows:

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$51,727	$3,993

Investments carried at fair value:
Fixed maturity securities, available for sale	$1,245,506	$838,344
Short-term investments	—	11
Equity securities, available for sale	1,428	1,223
	1,246,934	839,578
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(673,257)	(482,306)
Deferred income tax asset	(200,787)	(125,045)
	(874,044)	(607,351)
Increase in net unrealized gains on investments carried at fair value	$372,890	$232,227
Proceeds from sales of available for sale securities for the nine months ended September 30, 2011 and 2010 were $144.4 million and $271.5 million, respectively. Scheduled principal repayments, calls and tenders for available for sale securities for the nine months ended September 30, 2011 and 2010 were $3.3 billion and $2.7 billion, respectively.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Realized gains (losses) on investments, excluding net OTTI losses for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$169	$9,732	$4,711	$22,019
Gross realized losses	—	—	(1,423)	(2,359)
	169	9,732	3,288	19,660
Equity securities:
Gross realized gains	—	3,264	966	9,471
Gross realized losses	—	(71)	—	(71)
	—	3,193	966	9,400
Mortgage loans on real estate:
Increase in allowance for credit losses	(17,461)	(1,043)	(23,581)	(6,212)
Other investments:
Impairment losses	—	(584)	(12)	(584)
	$(17,292)	$11,298	$(19,339)	$22,264
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
The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the nine months ended September 30, 2011 and 2010 which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Nine months ended September 30, 2011
Prime	2005	5.8%	7.7%	6%	13%	45%	55%
	2006	6.4%	7.6%	8%	14%	45%	60%
	2007	5.8%	7.9%	8%	30%	40%	60%
Alt-A	2005	5.8%	7.7%	11%	25%	5%	55%
	2006	6.0%	6.5%	23%	33%	50%	55%
	2007	6.2%	7.4%	29%	41%	50%	70%

Nine months ended September 30, 2010
Prime	2005	7.5%	7.5%	11%	11%	45%	45%
	2006	7.3%	7.3%	7%	11%	45%	55%
	2007	5.8%	6.6%	11%	19%	45%	60%
Alt-A	2005	6.2%	7.4%	12%	27%	45%	50%
	2007	7.0%	7.0%	44%	45%	57%	60%
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

The following table summarizes other than temporary impairments for the three months and nine months ended September 30, 2011 and 2010, by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized in (from) Other Comprehensive Income	Net OTTI Losses Recognized in Operations
		(Dollars in thousands)
Three months ended September 30, 2011
Fixed maturity securities, available for sale:
Residential mortgage backed securities	37	$(5,133)	$(3,758)	$(8,891)
	37	$(5,133)	$(3,758)	$(8,891)
Three months ended September 30, 2010
Fixed maturity securities, available for sale:
Corporate securities:
Finance	1	$(822)	$—	$(822)
Retail	1	(1,338)	—	(1,338)
Residential mortgage backed securities	7	—	(1,830)	(1,830)
	9	$(2,160)	$(1,830)	$(3,990)
Nine months ended September 30, 2011
Fixed maturity securities, available for sale:
Residential mortgage backed securities	47	$(10,346)	$(7,345)	$(17,691)
	47	$(10,346)	$(7,345)	$(17,691)
Nine months ended September 30, 2010
Fixed maturity securities, available for sale:
Corporate securities:
Finance	1	$(822)	$—	$(822)
Retail	1	(1,338)	—	(1,338)
Residential mortgage backed securities	10	(14,187)	8,316	(5,871)
	12	$(16,347)	$8,316	$(8,031)
The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(104,480)	$(81,962)	$(96,893)	$(82,930)
Credit losses on securities for which OTTI has not previously been recognized	(1,243)	(2,160)	(2,032)	(4,847)
Additional credit losses on securities for which OTTI has previously been recognized	(7,648)	(1,830)	(15,659)	(3,184)
Accumulated losses on securities that were disposed of during the period	—	1,855	1,213	6,864
Cumulative credit loss at end of period	$(113,371)	$(84,097)	$(113,371)	$(84,097)

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security for securities that are part of our investment portfolio at September 30, 2011 and December 31, 2010:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
September 30, 2011
Corporate fixed maturity securities	$3,296	$(2,151)	$4,673	$5,818
Residential mortgage backed securities	964,254	(193,577)	128,447	899,124
Equity securities:
Finance, insurance and real estate	12,779	—	5,727	18,506
	$980,329	$(195,728)	$138,847	$923,448
December 31, 2010
Corporate fixed maturity securities	$5,055	$(2,151)	$5,437	$8,341
Residential mortgage backed securities	904,704	(200,921)	124,240	828,023
Equity securities:
Finance, insurance and real estate	14,771	—	5,783	20,554
	$924,530	$(203,072)	$135,460	$856,918

4. Mortgage Loans on Real Estate
Our mortgage loan portfolio totaled $2.8 billion and $2.6 billion at September 30, 2011 and December 31, 2010, respectively, with commitments outstanding of $37.6 million at September 30, 2011. The portfolio consists of commercial mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. The mortgage loan portfolio is summarized by geographic region and property type as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Geographic distribution
East	$714,735	24.9%	$618,250	23.6%
Middle Atlantic	178,842	6.2%	172,443	6.6%
Mountain	410,779	14.3%	402,965	15.4%
New England	42,974	1.5%	42,695	1.6%
Pacific	308,788	10.8%	247,254	9.5%
South Atlantic	494,149	17.2%	496,606	19.0%
West North Central	479,750	16.7%	419,002	16.0%
West South Central	239,687	8.4%	215,650	8.3%
	2,869,704	100.0%	2,614,865	100.0%
Loan loss allowance	(30,811)		(16,224)
	$2,838,893		$2,598,641

Property type distribution
Office	$766,184	26.7%	$683,404	26.1%
Medical Office	173,406	6.0%	166,930	6.4%
Retail	644,240	22.5%	589,369	22.5%
Industrial/Warehouse	707,523	24.7%	666,908	25.6%
Hotel	140,374	4.9%	151,516	5.8%
Apartment	187,399	6.5%	131,682	5.0%
Mixed use/other	250,578	8.7%	225,056	8.6%
	2,869,704	100.0%	2,614,865	100.0%
Loan loss allowance	(30,811)		(16,224)
	$2,838,893		$2,598,641
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
Mortgage loans summarized in the following table represent all loans that we are either not currently collecting or those we feel it is probable we will not collect all amounts due according to the contractual terms of the loan agreements (all loans that we have worked with the borrower to alleviate short-term cash flow issues, loans delinquent for more than 60 days at the reporting date, and loans we have determined to be collateral dependent).

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Mortgage loans with allowances - individually evaluated for impairment	$69,792	$31,027
Mortgage loans with no specific allowance for losses - collectively evaluated for impairment	56,495	81,994
Allowance for probable loan losses	(25,111)	(13,224)
Net carrying value	$101,176	$99,797

Our financing receivables currently consist of one portfolio segment which is our commercial mortgage loan portfolio. These are mortgage loans with collateral consisting of commercial real estate and borrowers consisting mostly of limited liability partnerships or limited liability corporations. Credit loss experience in our mortgage loan portfolio has been limited to the most recent fiscal years. We experienced our first credit loss from our mortgage loan portfolio in 2009.
Since 2008, we have had a population of mortgage loans that we have been carrying with workout terms (e.g. short-term interest only periods, short-term suspended payments, etc.) and a population of mortgage loans that have been in a delinquent status (i.e. more than 60 days past due). It is from this population that we have been recognizing impairment loss due to nonpayment and eventual satisfaction of the loan by taking ownership of the collateral real estate. In most cases the fair value of the collateral less estimated costs to sell such collateral has been less than the outstanding principal amount of the mortgage loan.
Beginning in 2010, we calculated a general loan loss allowance on the cumulative outstanding principal on loans making up the group of loans currently in workout terms and loans currently more than 60 days past due. We have expanded the criteria for loans that are included in our general loan loss allowance to loans for which the borrower has requested workout terms. We apply a factor to the total outstanding principal of these loans that is calculated as the average specific impairment loss for the most recent 4 quarters divided by the sum of the average of the total outstanding principal of delinquent loans for the most recent 4 quarters and the average of the total outstanding principal of loans in workout and those we are considering for workout for the most recent 4 quarters. If any of the loans within our general loan loss allowance are deemed to be at a higher risk (factors such as single tenant, bankruptcy of borrower, etc.) we apply a factor to the higher risk loans that is double that of what we calculated.
The following table presents a rollforward of our specific and general valuation allowances for commercial mortgage loans for the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(15,027)	$(4,200)	$(13,224)	$(3,000)
Charge-offs	5,877	—	8,994	—
Recoveries	—	—	—	—
Provision for credit losses	(15,961)	(1,500)	(20,881)	(2,700)
Ending allowance balance	$(25,111)	$(5,700)	$(25,111)	$(5,700)
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
During the nine months ended September 30, 2011, nine mortgage loans were satisfied by taking ownership of the real estate serving as collateral. These loans had an aggregate principal amount outstanding of $26.4 million and specific loan loss allowances totaling $8.9 million, of which $1.8 million were established and recognized during the nine months ended September 30, 2011. Additional impairment of $0.1 million was recognized on one loan at foreclosure during the second quarter of 2011 based on the fair value received from a third party appraisal less costs to sell. During the nine months ended September 30, 2010, five mortgage loans were satisfied by taking ownership of the real estate serving as collateral. These loans had a total aggregate principal amount outstanding of $11.7 million, for which specific loan loss allowances totaling $4.3 million were established and recognized during the nine months ended September 30, 2010.
We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Credit Exposure--By Payment Activity
Performing	$2,761,195	$2,501,843
In workout	71,221	68,477
Delinquent	6,425	20,482
Collateral dependent	30,863	24,063
	$2,869,704	$2,614,865

Mortgage loans are considered delinquent when they become 60 days past due. When loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan current we will resume accruing interest income on that loan. Outstanding principal of loans in a non-accrual status at September 30, 2011 and December 31, 2010 totaled $39.2 million and $41.0 million, respectively.
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
Aging of commercial mortgage loans, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
September 30, 2011	$—	$3,701	$2,724	$6,425	$2,832,416	$30,863	$2,869,704

December 31, 2010	$3,002	$9,169	$11,313	$23,484	$2,567,318	$24,063	$2,614,865
Financing receivables summarized in the following table represent all loans that we are either not currently collecting or those we feel it is probable we will not collect all amounts due according to the contractual terms of the loan agreements (all loans that we have worked with the borrower to alleviate short-term cash flow issues, loans delinquent for more than 60 days at the reporting date, and loans we have determined to be collateral dependent).

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
September 30, 2011
Mortgage loans with an allowance	$44,681	$69,792	$(25,111)	$55,098	$2,436
Mortgage loans with no related allowance	56,495	56,495	—	56,648	2,254
	$101,176	$126,287	$(25,111)	$111,746	$4,690
December 31, 2010
Mortgage loans with an allowance	$17,803	$31,027	$(13,224)	$24,062	$656
Mortgage loans with no related allowance	81,994	81,994	—	82,535	4,921
	$99,797	$113,021	$(13,224)	$106,597	$5,577
The loans that are categorized as "in workout" consist of loans that we have agreed to lower or no mortgage payments for a period of time while the borrowers address cash flow and/or operational issues. The key features of these workouts have been determined on a loan-by-loan basis. Most of these loans are in a period of low cash flow due to tenants vacating their space or tenants requesting rent relief during difficult economic periods. Generally, we have allowed the borrower a six month interest only period and in some cases a twelve month period of interest only. Interest only workout loans are expected to return to their regular debt service payments after the interest only period. Interest only loans that are not fully amortizing will have a larger balance at their balloon date than originally contracted. Fully amortizing loans that are in interest only periods will have larger debt service payments for their remaining term due to lost principal payments during the interest only period. In one case we have allowed a borrower no debt service payments for 24 months. We have agreed to a lump sum cash payment to allow the borrower to settle this loan in full at the end of the 24 month period. In limited circumstances we have allowed borrowers to pay the principal portion of their loan payment into an escrow account that can be used for capital and tenant improvements for a period of not more than 12 months. In these situations new loan amortization schedules are calculated based on the principal not collected during this 12 month workout period and larger payments are collected for the remaining term of each loan. In all cases, original interest rate and maturity date have not been modified and we have not forgiven any principal amounts.

A Troubled Debt Restructuring ("TDR") is a situation where we have granted a concession to a borrower for economic or legal reasons related to the borrower's financial difficulties that we would not otherwise consider. A mortgage loan that has been granted new terms, including workout terms as described previously, would be considered a TDR if it meets conditions that would indicate a borrower experiencing financial difficulty and the new terms constituting a concession on our part. We analyze all loans that we agree to workout terms and all loans that we have refinanced to determine if they meet the definition of a TDR. We consider the following factors in determining whether or not a borrower is experiencing financial difficulty:

•	borrower is in default,

•	borrower has declared bankruptcy,

•	there is growing concern about the borrower's ability to continue as a going concern,

•	borrower has insufficient cash flows to service debt,

•	borrower's inability to obtain funds from other sources, and

•	there is a breach of financial covenants by the borrower.
If the borrower is determined to be in financial difficulty, we consider the following conditions to determine if the borrower was granted a concession:

•	assets used to satisfy debt are less than our recorded investment,

•	interest rate is modified,

•	maturity date extension at an interest rate less than market rate,

•	capitalization of interest,

•	delaying principal and/or interest for a period of three months or more, and

•	partial forgiveness of the balance or charge-off.
Mortgage loan workouts, refinances or restructures that are classified as TDR are individually evaluated and measured for impairment. As stated in Note 1 to these financial statements, we adopted an accounting standards update that provides guidance on determining what constitutes a TDR and applied it to all workouts, refinances and restructures that we have entered into in 2011.
A summary of mortgage loans on commercial real estate that we have granted or extended workout terms in 2011 that we determined to be TDR's are as follows:

Geographic Region	Number of Workouts	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount	Loss Recognized in Connection with TDR
		(Dollars in thousands)
Three months ended September 30, 2011:
East	2	$8,033	$(3,154)	$4,879	$(536)
South Atlantic	1	1,081	—	1,081	—
	3	$9,114	$(3,154)	$5,960	$(536)
Nine months ended September 30, 2011:
East	3	$9,677	$(3,154)	$6,523	$(536)
Mountain	7	20,862	(1,021)	19,841	(1,021)
South Atlantic	7	19,859	(4,091)	15,768	(3,848)
	17	$50,398	$(8,266)	$42,132	$(5,405)

In addition to the TDR's on workout loans, we also have TDR's on mortgage loans that will be satisfied by obtaining ownership of the commercial real estate collateral from the borrower. Due to financial difficulties experienced by the borrowers, we have conceded that foreclosure or deed in lieu of foreclosure as the best means for maximizing the collection of the debt outstanding. We determine a TDR to have taken place at the time we initiate foreclosure proceedings or negotiations in the event of a deed in lieu of foreclosure. During 2011 we initiated foreclosure proceedings or negotiations of a deed in lieu of foreclosure, but have not yet obtained ownership, on the following mortgage loans:

Geographic Region	Number of Loans	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount	Loss Recognized in Connection with TDR
		(Dollars in thousands)
Three months ended September 30, 2011:
East	3	$8,908	$(2,311)	$6,597	$(2,311)
Mountain	1	1,840	(377)	1,463	(377)
West North Central	1	1,937	(269)	1,668	(269)
	5	$12,685	$(2,957)	$9,728	$(2,957)
Nine months ended September 30, 2011:
East	3	$8,908	$(2,311)	$6,597	$(2,311)
Mountain	3	8,834	(377)	8,457	(377)
South Atlantic	1	2,731	(799)	1,932	(799)
West North Central	1	1,937	(269)	1,668	(269)
	8	$22,410	$(3,756)	$18,654	$(3,756)
Finally, we have loans that have been fully satisfied by transfer of ownership of the real estate. The following loans were determined to be TDR during the reporting periods as we initiated proceedings to obtain ownership of the real estate serving as collateral on the loans within the reporting period.

Geographic Region	Number of Loans	Principal Balance Outstanding at Foreclosure	Specific Loan Loss Allowance	Net Carrying Amount at Foreclosure	Loss Recognized in Connection with TDR
		(Dollars in thousands)
Three months ended September 30, 2011:
East	1	$5,783	$(723)	$5,060	$(723)
Nine months ended September 30, 2011:
East	2	$7,944	$(1,136)	$6,808	$(1,136)
Mountain	1	2,404	(650)	1,754	(650)
South Atlantic	1	1,483	(618)	865	(618)
	4	$11,831	$(2,404)	$9,427	$(2,404)
For those mortgage loans that are modified but not considered to be TDR's, it was determined that either the borrower was not in financial difficulty or for those modifications where the borrower was in financial difficulty no concession was granted by us to the borrower. In these instances the modified terms of the mortgage loans are consistent with competitive market conditions, the borrower could obtain similar terms in the open market, and the quality of the loans meet our underwriting guidelines. These loans are subject to our standard impaired loan procedures discussed above.

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
The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the unaudited consolidated balance sheets are as follows:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Assets
Derivative Instruments
Call options	$171,905	$479,786
Other Assets
2015 notes hedges	21,695	66,595
	$193,600	$546,381
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$2,399,097	$1,971,383
Other liabilities
2015 notes embedded derivatives	21,695	66,595
Interest rate swaps	387	1,976
	$2,421,179	$2,039,954
The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Change in fair value of derivatives:
Call options	$(292,167)	$93,109	$(161,953)	$(31,720)
2015 notes hedges	(41,446)	1,483	(44,900)	1,483
Interest rate swaps	(8)	(612)	(144)	(2,505)
	$(333,621)	$93,980	$(206,997)	$(32,742)
Change in fair value of embedded derivatives:
2015 notes embedded derivatives	$(41,446)	$1,483	$(44,900)	$1,483
Fixed index annuities	(164,119)	113,340	(93,325)	(12,996)
	$(205,565)	$114,823	$(138,225)	$(11,513)
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

The notional amount and maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts are as follows:

			September 30, 2011		December 31, 2010
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa3	$2,184,967	$25,413	$588,650	$25,704
BNP Paribas	AA	Aa2	1,951,425	18,824	786,561	34,772
Bank of New York	AA-	Aa2	—	—	18,082	111
Credit Suisse	A+	Aa1	2,088,750	32,505	2,462,920	95,910
Barclays	AA-	Aa3	2,344,984	42,175	1,728,218	72,751
SunTrust	BBB+	A3	—	—	50,540	3,164
Wells Fargo (Wachovia)	NR	Aa2	2,054,303	25,141	1,745,775	76,250
J.P. Morgan	AA-	Aa1	2,189,311	18,527	2,858,902	133,368
UBS	A+	Aa3	236,251	4,798	921,596	37,756
HSBC	AA	Aa2	317,547	2,334	—	—
Deutsche Bank	A+	AA3	181,332	2,188	—	—
			$13,548,870	$171,905	$11,161,244	$479,786
As of September 30, 2011 and December 31, 2010, we held $96.3 million and $381.2 million, respectively, of cash and cash equivalents received from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed to perform according to the terms of the contracts to $82.5 million and $108.1 million at September 30, 2011 and December 31, 2010, respectively.
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
Details regarding the interest rate swaps are as follows:

	Notional Amount					Fair Value
Maturity Date	June 30, 2011	December 31, 2010	Receive Rate	Pay Rate	Counterparty	June 30, 2011	December 31, 2010
						(Dollars in thousands)
April 7, 2011	—	20,000	*LIBOR (a)	5.23%	Bank of America	—	(99)
October 15, 2011	15,000	15,000	**LIBOR	1.54%	SunTrust	(57)	(193)
October 31, 2011	30,000	30,000	**LIBOR	1.51%	SunTrust	(112)	(374)
October 31, 2011	30,000	30,000	**LIBOR	1.61%	SunTrust	(119)	(405)
October 31, 2011	75,000	75,000	**LIBOR	1.77%	SunTrust	(99)	(905)
	$150,000	170,000				$(387)	$(1,976)
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

6. Notes Payable
The liability and equity components of our contingent convertible senior notes included in notes payable are accounted for separately as a liability component and an equity component in the consolidated balance sheets. The liability component and equity component are as follows:

	September 30, 2011			December 31, 2010
	September 2015 Notes	December 2029 Notes	December 2024 Notes	September 2015 Notes	December 2029 Notes	December 2024 Notes
	(Dollars in thousands)
Notes payable:
Principal amount of liability component	$200,000	$115,839	$74,494	$200,000	$115,839	$74,494
Unamortized discount	(30,562)	(18,803)	(416)	(35,335)	(22,306)	(1,857)
Net carrying amount of liability component	$169,438	$97,036	$74,078	$164,665	$93,533	$72,637
Additional paid-in capital:
Carrying amount of equity component		$15,586	$22,637		$15,586	$22,637
Amount by which the if-converted value exceeds principal	$—	$—	$—	$800	$34,191	$—
The discount is being amortized over the expected lives of the notes, which is December 15, 2011 for the 2024 notes, December 15, 2014 for the 2029 notes and September 15, 2015 for the 2015 notes. The expected lives of the notes are based on the dates at which we may redeem the notes or the holders may require us to repurchase the notes. The effective interest rates are 8.9%, 8.5% and 11.9% on the 2015 notes, the 2024 notes and the 2029 notes, respectively. The interest cost recognized in operations for the convertible senior notes, inclusive of the coupon and amortization of the discount and debt issue costs, was $8.0 million and $23.7 million for the three and nine months ended September 30, 2011, respectively, and $4.5 million and $13.0 million for the same periods in 2010.
We are required to include the dilutive effect of the 2024 and 2029 notes in our diluted earnings per share calculation. Because these notes include a mandatory cash settlement feature for the principal amount, incremental dilutive shares will only exist when the fair value of our common stock at the end of the reporting period exceeds the conversion price per share of $14.03 for the 2024 notes and $9.69 for the 2029 notes. At September 30, 2011 the conversion premiums of the 2024 notes and 2029 notes were not dilutive. The 2015 notes and the 2015 notes hedges are excluded from the dilutive effect in our diluted earnings per share calculation as they are currently to be settled only in cash. The 2015 warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the strike price of the 2015 warrants.
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

The Los Angeles Case is a consolidated action involving several lawsuits filed by individuals, and the individuals are seeking class action status for a national class of purchasers of annuities issued by us; however, no class has yet been certified. The named plaintiffs in this consolidated case are Bernard McCormack, Gust Anagnostis by and through Gary S. Anagnostis and Robert C. Anagnostis, Regina Bush by and through Sharon Schipiour, Lenice Mathews by and through Mary Ann Maclean and George Miller. The allegations generally attack the suitability of sales of deferred annuity products to persons over the age of 65. The plaintiffs seek rescission and injunctive relief including restitution and disgorgement of profits on behalf of all class members under California Business & Professions Code section 17200 et seq. and Racketeer Influenced and Corrupt Organizations Act; compensatory damages for breach of fiduciary duty and aiding and abetting of breach of fiduciary duty; unjust enrichment and constructive trust; and other pecuniary damages under California Civil Code section 1750 and California Welfare & Institutions Codes section 15600 et seq. We participated in mediation sessions with plaintiffs' counsel during the second and third quarters of 2011 and potential settlement terms are currently being discussed. However, due to (i) the fact no class has been certified (ii) the lack of specificity as to legal theories put forth by the plaintiffs, (iii) the lack of specificity of the remedies sought, and (iv) the lack of any basis on which to compute estimated compensatory and/or punitive damages, we generally cannot predict what the outcome of the pending purported class action lawsuit will be, what the timing of the ultimate resolution of this lawsuit will be, or an estimate and/or range of possible loss related to the pending purported class action lawsuit. In light of the inherent uncertainties involved in the pending purported class action lawsuit, there can be no assurance that such litigation, or any other pending or future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.
8. Earnings Per Share
The following table sets forth the computation of earnings (loss) per common share and earnings (loss) per common share - assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) - numerator for earnings per common share	$(13,068)	$20,514	$36,549	$33,895
Interest on convertible subordinated debentures (net of income tax benefit)	258	258	775	776
Numerator for earnings (loss) per common share - assuming dilution	$(12,810)	$20,772	$37,324	$34,671

Denominator:
Weighted average common shares outstanding (1)	59,595,846	58,563,757	59,428,844	58,422,324
Effect of dilutive securities:
Convertible subordinated debentures	2,727,084	2,727,121	2,727,084	2,730,323
Convertible senior notes	—	729,783	—	729,783
Stock options and deferred compensation agreements	375,497	477,393	627,347	363,656
Denominator for earnings (loss) per common share - assuming dilution	$62,698,427	$62,498,054	$62,783,275	$62,246,086

Earnings (loss) per common share	(0.22)	0.35	0.62	0.58
Earnings (loss) per common share - assuming dilution	(0.22)	0.33	0.59	0.56
_____________________________

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.
Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
Three months ended September 30, 2011	2,296,600	$10.65 - $14.34
Nine months ended September 30, 2011	2,296,600	$10.65 - $14.34
Three months ended September 30, 2010	943,000	$10.65 - $14.34
Nine months ended September 30, 2010	2,222,929	$8.75 - $14.34

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at September 30, 2011, and the unaudited consolidated results of operations for the three and nine month periods ended September 30, 2011 and 2010, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Annuity deposits by product type collected during the three and nine months ended September 30, 2011 and 2010, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2011	2010	2011	2010
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$701,796	$581,907	$2,075,800	$1,530,269
Fixed strategy	317,091	387,066	986,724	1,091,296
	1,018,887	968,973	3,062,524	2,621,565
Fixed rate annuities:
Single-year rate guaranteed	37,195	35,492	118,084	93,277
Multi-year rate guaranteed	116,768	169,641	279,407	295,526
Single premium immediate annuities	94,514	46,487	257,995	103,867
	248,477	251,620	655,486	492,670
Total before coinsurance ceded	1,267,364	1,220,593	3,718,010	3,114,235
Coinsurance ceded	94,412	143,225	230,620	402,297
Net after coinsurance ceded	$1,172,952	$1,077,368	$3,487,390	$2,711,938

Annuity deposits before coinsurance ceded increased 4% during the third quarter of 2011 and increased 19% for the nine months ended September 30, 2011 compared to the same periods in 2010. We attribute these increases to several factors, including our continued strong relationships with our national marketing organizations and field force of licensed, independent insurance agents, the continued attractiveness of safe money products in volatile markets, lower interest rates on competing products such as bank certificates of deposit and product enhancements including a new generation of guaranteed income withdrawal benefit riders. In addition, we continue to benefit from the actions of several competitors who have been less aggressive in marketing their products than in prior periods. The extent to which this trend will continue is uncertain.
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
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Average yield on invested assets	5.70%	5.98%	5.81%	6.08%

Cost of money:
Aggregate	2.75%	2.89%	2.77%	2.92%
Cost of money for fixed index annuities	2.70%	2.84%	2.72%	2.87%
Average crediting rate for fixed rate annuities:
Annually adjustable	3.16%	3.26%	3.17%	3.26%
Multi-year rate guaranteed	3.63%	3.74%	3.66%	3.75%

Investment spread:
Aggregate	2.95%	3.09%	3.04%	3.16%
Fixed index annuities	3.00%	3.14%	3.09%	3.21%
Fixed rate annuities:
Annually adjustable	2.54%	2.72%	2.64%	2.82%
Multi-year rate guaranteed	2.07%	2.24%	2.15%	2.33%
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
Our profitability depends in large part upon the amount of assets under our management, investment spreads we earn on our policyholder account balances, our ability to manage our investment portfolio to maximize returns and minimize risks such as interest rate changes and defaults or impairment of investments, our ability to manage interest rates credited to policyholders and costs of the options purchased to fund the annual index credits on our fixed index annuities, our ability to manage the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders) and our ability to manage our operating expenses. On September 22, 2011, we announced to its producers that rates on fixed interest strategies as well as caps and participation rates on indexed strategies would be reduced in the fourth quarter of 2011. Rates on new sales were reduced by 0.40% - 0.50% beginning with applications for policies received after October 7, 2011. In addition, renewal rate adjustments on the company's $23.4 billion of annuity account values at September 30, 2011 (net of coinsurance) will be implemented as of policyholder anniversary dates beginning after November 14, 2011.

Results of Operations
Three and Nine Months Ended September 30, 2011 and 2010
Net income (loss) was $(13.1) million in the third quarter of 2011 and $36.5 million for the nine months ended September 30, 2011 compared to $20.5 million and $33.9 million for the same periods in 2010.
Net income (loss) was impacted by the decrease in fair value of our call options held during 2011, which was larger than the net decrease in the fair value of our embedded derivatives, net of the increase in our interest sensitive and index product benefits. In general, net income (loss) has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. Average annuity account values outstanding increased 24% for both the three and nine months ended September 30, 2011 compared to the same periods in 2010. Our investment spread measured in dollars was $143.8 million during the third quarter of 2011 and $433.5 million for the nine months ended September 30, 2011 compared to $125.3 million and $367.9 million during the same periods in 2010.
Our investment spread measured on a percentage basis was 2.95% in the third quarter of 2011 and 3.04% for the nine months ended September 30, 2011 compared to 3.09% and 3.16% for same periods in 2010. The decreases in investment spread for the three and nine months ended September 30, 2011 resulted from a decline in the average yield in investments, offset in part, by a smaller decline in the average cost of money on our fixed index annuities. The lower cost of money for fixed index annuities during 2011 was due to lower costs of options purchased to fund the annual index credits on fixed index annuities and lower rates for the fixed rate strategy in fixed index annuities. The decrease in the average yield on invested assets was primarily attributable to lower yields on investments purchased in 2010 and the nine months ended September 30, 2011.
Our investment spread has also been impacted by shortfalls in investment income from excess liquidity resulting from a lag in the reinvestment of proceeds of bonds called for redemption and benefits from positive hedging experience of the annual index credits for index annuities. The impact of excess liquidity on net investment income and average yield on invested assets is quantified in the Net investment income discussion that follows. The benefit from index annuity hedging experience reduced the cost of money by 0.05% and 0.07% for the three and nine months ended September 30, 2011, respectively, and by 0.11% during the three and nine months ended September 30, 2010.
We periodically revise the key assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. The impact of unlocking during the three and nine months ended September 30, 2011 was a $5.0 million decrease in the amortization of deferred sales inducements and a $9.1 million decrease in amortization of deferred policy acquisition costs and included the impact of account balance true ups as of September 30, 2011 and adjustment to future period assumptions for interest margins and surrenders. The impact of unlocking during the three and nine months ended September 30, 2010 was a $0.3 million increase in the amortization of deferred sales inducements and a $1.4 million increase in amortization of deferred policy acquisition costs.
During 2011, we discovered a prior period error related to policy benefit reserves for our single premium immediate annuity products. We evaluated the materiality of the error from qualitative and quantitative perspectives and concluded it was not material to any prior periods. The correction of the error in 2011 could have been considered material to the results of operations for the three months ended March 31, 2011, but is not material to the projected results of operations for the year ended December 31, 2011. Accordingly, we made an adjustment in the first quarter of 2011 which resulted in a decrease of policy benefit reserves and a decrease in interest sensitive and index product benefits of $4.2 million. On an after-tax basis, the adjustment resulted in a $2.7 million increase in net income for the nine months ended September 30, 2011.
Operating income (a non-GAAP financial measure) increased 50% to $41.5 million in the third quarter of 2011 and increased 22% to $101.1 million for the nine months ended September 30, 2011 compared to $27.6 million and $82.6 million for the same periods in 2010. The impact of unlocking during the three and nine months ended September 30, 2011 was a $12.5 million increase to operating income compared to a $1.1 million decrease during the same periods in 2010.
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

The adjustments made to net income to arrive at operating income for the three months and nine months ended September 30, 2011 and 2010 are set forth in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Operating Income	$41,464	$27,562	$101,051	$82,553

Reconciliation to net income (loss):
Net income (loss)	$(13,068)	$20,514	$36,549	$33,895
Net realized (gains) losses and net OTTI losses on investments, net of offsets	8,988	(1,950)	12,738	(4,308)
Convertible debt retirement, net of income taxes	—	—	—	171
Net effect of derivatives, embedded derivatives and other index annuity, net of offsets	45,544	8,998	51,764	52,795
Operating income	$41,464	$27,562	$101,051	$82,553
Net realized (gains) losses on investments and net impairment losses recognized in operations fluctuate from period to period based upon changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other than temporary impairments. The amounts disclosed above are net of related reductions in amortization of deferred sales inducements and deferred policy acquisition costs and income taxes.
Amounts attributable to the fair value accounting for fixed index annuity derivatives and embedded derivatives fluctuate from period to period primarily based upon changes in the fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in the interest rates used to discount the embedded derivative liability. The amounts disclosed above are net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and income taxes.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 10% to $20.4 million in the third quarter of 2011 and increased 9% to $57.3 million for the nine months ended September 30, 2011 compared to $18.5 million and $52.7 million for the same periods in 2010. The increases were primarily attributable to increases in the amount of fees assessed for lifetime income benefit riders which were $7.3 million in the third quarter of 2011 and $17.7 million for the nine months ended September 30, 2011 compared to $4.3 million and $10.1 million for the same periods in 2010. The increases in these fees for the three and nine months ended September 30, 2011 are attributable to a large volume of business in force subject to the fee. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders. Withdrawals from annuity and single premium universal life policies subject to surrender charges were $101.6 million in the third quarter of 2011 and $304.4 million for the nine months ended September 30, 2011 compared to $104.7 million and $321.7 million for the same periods in 2010. The average surrender charge collected on withdrawals subject to a surrender charge was 13.3% in the third quarter of 2011 and 13.1% for the nine months ended September 30, 2011 compared to 13.6% and 13.2% for the same periods in 2010.
Net investment income increased 17% to $305.5 million in the third quarter of 2011 and increased 18% to $894.5 million for the nine months ended September 30, 2011 compared to $260.5 million and $758.2 million for the same periods in 2010. The increases were principally attributable to the growth in our annuity business and corresponding increases in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 23% to $21.5 billion in the third quarter of 2011 and 23% to $20.5 billion for the nine months ended September 30, 2011 compared to $17.5 billion and $16.6 billion for the same periods in 2010. The average yield earned on average invested assets was 5.70% in the third quarter of 2011 and 5.81% for the nine months ended September 30, 2011 compared to 5.98% and 6.08% for the same periods in 2010. The decrease in yield earned on average invested assets was primarily attributable to lower yields on investments purchased in 2010 and the nine months ended September 30, 2011. In addition, net investment income and average yield for the periods ended September 30, 2011 and 2010 were negatively impacted by a lag in reinvestment of proceeds from bonds called for redemption during the periods into new assets causing excess liquidity. Based on yields received for purchases of fixed maturity securities during the three and nine months ended September 30, 2011 and 2010, we estimate that approximately $6.2 million and $14.0 million in net investment income was foregone during the three and nine months ended September 30, 2011 compared to $11.9 million and $20.6 million for the same periods in 2010, and the average yield on invested assets would have been 5.81% and 5.90% for the three and nine months ended September 30, 2011, respectively, compared to 6.25% for both periods in 2010 if such income had been earned.

Change in fair value of derivatives (principally call options purchased to fund annual index credits on fixed index annuities) is affected by the performance of the indices upon which our options are based and the aggregate cost of options purchased. The components of change in fair value of derivatives are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Call options:
Gain on option expiration	$62,695	$25,069	$169,156	$194,836
Change in unrealized gain/loss	(354,862)	68,040	(331,109)	(226,556)
2015 notes hedges	(41,446)	1,483	(44,900)	1,483
Interest rate swaps	(8)	(612)	(144)	(2,505)
	$(333,621)	$93,980	$(206,997)	$(32,742)
The differences between the change in fair value of derivatives between periods are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation for options expiring during the three months and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
S&P 500 Index
Point-to-point strategy	0.0% - 31.0%	1.9% - 22.7%	0.0% - 31.0%	1.9% - 68.6%
Monthly average strategy	9.7% - 22.7%	3.9% - 25.3%	0.0% - 22.7%	1.5% - 51.2%
Monthly point-to-point strategy	0.0% - 16.5%	0.0% - 7.3%	0.0% - 16.5%	0.0% - 23.7%
Fixed income (bond index) strategies	1.4% - 10.6%	4.9% - 10.2%	1.4% - 10.6%	0.0% - 10.7%
Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the fixed index annuity policies (caps, participation rates and asset fees) which allow us to manage the cost of the options purchased to fund the annual index credits. The change in fair value of derivatives is also influenced by the aggregate costs of options purchased. The aggregate cost of options has increased primarily due to an increased amount of fixed index annuities in force. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. Costs for options purchased during the nine months ended September 30, 2011 decreased compared to the same period in 2010 due to lower caps for the policies for which options were purchased and lower volatility in equity markets. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2010.
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

Net realized gains (losses) on investments, excluding OTTI losses include gains and losses on the sale of securities and impairment losses on mortgage loans on real estate which fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investments. The components of realized gains (losses) on investments for the three months and nine months ended September 30, 2011 and 2010 are set forth in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$169	$9,732	$4,711	$22,019
Gross realized losses	—	—	(1,423)	(2,359)
	169	9,732	3,288	19,660
Equity securities:
Gross realized gains	—	3,264	966	9,471
Gross realized losses	—	(71)	—	(71)
	—	3,193	966	9,400
Mortgage loans on real estate:
Increase in allowance for credit losses	(17,461)	(1,043)	(23,581)	(6,212)
Other investments:
Impairment losses	—	(584)	(12)	(584)
	$(17,292)	$11,298	$(19,339)	$22,264
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
Net OTTI losses recognized in operations increased to $8.9 million in the third quarter of 2011 and $17.7 million for the nine months ended September 30, 2011 compared to $4.0 million and $8.0 million for the same periods in 2010. The impairments recognized during the three and nine months ended September 30, 2011 were all on residential mortgage backed securities and were principally due to a change of assumptions regarding loss severity of a number of securities we hold which affected our ongoing analysis of expected cash flow projections. See Financial Condition - Investments for additional discussion of write downs of securities for other than temporary impairments.
Loss on extinguishment of debt for the nine months ended September 30, 2010 of $0.3 million was incurred upon the extinguishment of $6.7 million principal amount of our 2024 contingent convertible senior notes in May 2010.  The notes had a carrying value of $6.3 million with unamortized debt issue costs and unamortized debt discounts of $0.3 million and were extinguished for $6.6 million in cash. There was no value assigned to reacquire the equity component of the debt.
Interest sensitive and index product benefits increased 40% to $223.2 million in the third quarter of 2011, and increased 6% to $621.3 million for the nine months ended September 30, 2011, compared to $159.2 million and $584.8 million for the same periods in 2010. The components of interest credited to account balances are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Index credits on index policies	$138,624	$85,893	$383,212	$381,425
Interest credited (including changes in minimum guaranteed interest for index annuities)	77,532	68,971	220,861	194,061
Living income benefit rider	7,076	4,291	17,244	9,356
	$223,232	$159,155	$621,317	$584,842
The changes in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $140.2 million and $388.7 million for the three months and nine months ended September 30, 2011, respectively, compared to $84.0 million and $364.3 million for the same periods in 2010. The increases in interest credited were due to an increase in the average amount of annuity liabilities outstanding receiving a fixed rate of interest. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 24% during the three and nine months ended September 30, 2011 to $22.8 billion and $21.8 billion, respectively, from $18.4 billion and $17.6 billion during the same periods in 2010.

Amortization of deferred sales inducements decreased to $(28.1) million in the third quarter of 2011, and increased 6% to $22.9 million for the nine months ended September 30, 2011 compared to $5.2 million and $21.5 million for the same periods in 2010. In general, amortization of deferred sales inducements has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 95% of our net annuity deposits during the nine months ended September 30, 2011 and 2010. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations. See Net Income (loss) above for discussion of the impact of unlocking on amortization of deferred sales inducements for the three and nine months ended September 31, 2011 and 2010.
Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options) because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected life of the contracts which typically exceeds ten years. The gross profit adjustments resulting from fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business decreased amortization by $47.3 million for the third quarter of 2011 and $55.5 million for the nine months ended September 30, 2011 compared to decreases of $21.7 million and $54.2 million for same periods in 2010. The gross profit adjustments from net realized gains (losses) on investments and net OTTI losses recognized in operations decreased amortization by $5.0 million for the third quarter of 2011 and $7.0 million for the nine months ended September 30, 2011 and increased amortization by $2.0 million and $3.5 million for the same periods in 2010. Excluding the amortization amounts attributable to fair value accounting for derivatives and embedded derivatives, net realized gains on investments and net OTTI losses recognized in operations, amortization for the three and nine months ended September 30, 2011 would have been $24.3 million and $85.4 million, respectively, compared to $24.9 million and $72.2 million for the same periods in 2010. The foregoing amounts for the 2011 periods were reduced by $7.3 million due to unlocking. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2010.
Change in fair value of embedded derivatives was a decrease of $205.6 million in the third quarter of 2011 and a decrease of $138.2 million in the nine months ended September 30, 2011 compared to an increase of $114.8 million and a decrease of $11.5 million for the same periods in 2010. The 2011 changes include decreases of $41.4 million and $44.9 million in the fair value of the 2015 notes embedded conversion derivative for the three and nine months ended September 30, 2011, respectively. As discussed previously, these amounts were offset by decreases in the change in fair value of the 2015 notes hedges. The remainder of the 2011 decreases and the 2010 changes resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund these index credits discussed above in change in fair value of derivatives; (ii) changes in discount rates used in estimating our liability for policy growth; and (iii) the growth in the host component of the policy liability. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2010. The primary reason for the decreases in the change in fair value of embedded derivatives during the three and nine months ended September 30, 2011 and the nine months ended September, 2010 were decreases in the expected index credits on the next policy anniversary dates which correlated with the changes in the fair value of the call options acquired to fund these index credits. The primary reasons for the increase in the change in fair value of the embedded derivatives in the third quarter of 2010 were an increase in the expected index credits that resulted from the increase in the fair value of the call options acquired to fund these index credits and decreases in the discount rates used in estimating our liability for policy growth.
Interest expense on notes payable increased 62% to $8.0 million in the third quarter of 2011 and 66% to $23.7 million for the nine months ended September 30, 2011 compared to $4.9 million and $14.3 million for the same periods in 2010. These increases were primarily due to the September 2010 issuance of $200.0 million principal amount of 3.50% convertible senior notes. The increase in interest expense on the 3.50% convertible notes was partially offset by a decrease in interest expense on borrowings under our revolving lines of credit with banks. The weighted average interest on the bank credit facility was 1.09% for the nine months ended September 30, 2010 and average borrowings outstanding were $145.1 million. We had no borrowings outstanding on our revolving lines of credit during the three and nine months ended September 30, 2011.
Interest expense on subordinated debentures decreased 8% to $3.5 million in the third quarter of 2011 and 7% to $10.4 million for the nine months ended September 30, 2011 compared to $3.8 million and $11.2 million for the same periods in 2010. These decreases were primarily due to decreases in the weighted average interest rate on the outstanding subordinated debentures which were 5.10% and 5.09% for the three and nine months ended September 30, 2011, respectively, compared to 5.58% and 5.48% for the same periods in 2010. The weighted average interest rates have decreased because $169.6 million principal amount of the subordinated debentures have a floating rate of interest based upon the three month London Interbank Offered Rate plus an applicable margin. See Financial Condition - Liabilities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2010.
Interest expense on amounts due under repurchase agreements was immaterial for the three and nine months ended September 30, 2011. The weighted average interest rate was 0.3% for the nine months ended September 30, 2011, and average borrowings outstanding was $2.5 million for the same period. There were no amounts outstanding during the three months ended September 30, 2011 and the three and nine months ended September 30, 2010.

Amortization of deferred policy acquisition costs decreased to $(28.9) million in the third quarter of 2011, and decreased 12% to $65.2 million for the nine months ended September 30, 2011, compared to $45.8 million and $74.0 million for the same periods in 2010. In general, amortization of deferred policy acquisition costs has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations. See Net Income (loss) above for discussion of the impact of unlocking on amortization of deferred policy acquisition costs for the three and nine months ended September 31, 2011 and 2010.
As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The gross profit adjustments resulting from fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business decreased amortization by $63.9 million in the third quarter of 2011 and $74.4 million for the nine months ended September 30, 2011, compared to a decreases of $4.3 million and $68.5 million for the same periods in 2010. The gross profit adjustment from net realized gains (losses) on investments and net OTTI losses recognized in operations decreased amortization by $7.2 million and $10.2 million for the three and nine months ended September 30, 2011 and increased amortization by $2.3 million and $4.1 million for the same periods in 2010. Excluding the amortization amounts attributable to fair value accounting for derivatives, net realized gains on investments and net OTTI losses recognized in operations, amortization for the three months and nine months ended September 30, 2011 would have been $42.2 million and $149.8 million, respectively, compared to $47.8 million and $138.3 million for the same periods in 2010. The foregoing amounts for the 2011 periods were reduced by $12.1 million due to unlocking.
Other operating costs and expenses decreased 2% to $15.9 million in the third quarter of 2011 and increased 2% to $50.0 million for the nine months ended September 30, 2011, compared to $16.2 million and $48.9 million for the same periods in 2010. Other operating costs and expenses are primarily affected by increases in salaries and benefits, marketing expenses and general operating expenses due to the growth of our business as well as fluctuations in legal expense for the cost of defense of on-going litigation. Legal expense decreased $1.4 million during the third quarter of 2011 and $2.5 millions during the nine months ended September 30, 2011 when compared to the same periods in 2010. We recorded compensation expense of $1.2 million during the nine months ended September 30, 2011 related to the grant of stock options to several retirement eligible employees.
Income tax expense (benefit) decreased to $(7.6) million in the third quarter of 2011 and increased 8% to $18.9 million for the nine months ended September 30, 2011, compared to $10.9 million and $17.5 million for the same periods in 2010. These changes were primarily due to changes in income before income taxes. The effective tax rates were 36.9% for the third quarter of 2011 and 34.1% for the nine months ended September 30, 2011, compared to 34.7% and 34.0% for the same periods in 2010. The effective tax rate does not equal the federal statutory rate of 35% due to state income taxes that apply to our non-life subsidiaries. Our non-life subsidiaries have generated net operating losses that are deductible by our life subsidiaries subject to annual limitations.

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

The composition of our investment portfolio is summarized in the table below:

	September 30, 2011		December 31, 2010
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$4,681	—%	$4,388	—%
United States Government sponsored agencies	3,984,317	17.0%	3,750,065	18.9%
United States municipalities, states and territories	3,157,337	13.5%	2,367,003	12.0%
Corporate securities	9,833,201	42.0%	7,448,323	37.6%
Residential mortgage backed securities	2,841,189	12.1%	2,878,557	14.5%
Other asset backed securities	385,548	1.7%	204,527	1.0%
Total fixed maturity securities	20,206,273	86.3%	16,652,863	84.0%
Equity securities	65,401	0.4%	65,961	0.4%
Mortgage loans on real estate	2,838,893	12.1%	2,598,641	13.1%
Derivative instruments	171,905	0.7%	479,786	2.4%
Other investments	112,876	0.5%	19,680	0.1%
	$23,395,348	100.0%	$19,816,931	100.0%
During the nine months ended September 30, 2011 and 2010, we received $2.9 billion and $4.0 billion, respectively, in redemption proceeds related to calls of our callable United States Government sponsored agency securities and public and private corporate bonds, of which $1.6 billion were classified as held for investment for the six months ended September 30, 2010. There were no calls of held for investment securities during the nine months ended September 30, 2011. We reinvested the proceeds from these redemptions primarily in United States Government sponsored agencies, United States municipalities, states, and territories, corporate securities and residential mortgage and other asset backed securities. At September 30, 2011, 36% of our fixed income securities have call features and 1% ($0.1 billion) were subject to call redemption. Another 21% ($4.0 billion) will become subject to call redemption during the next twelve months (principally the first three quarters of 2012).
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
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	September 30, 2011		December 31, 2010
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$14,255,638	70.5%	$11,599,255	69.6%
Baa	4,603,201	22.8%	3,725,920	22.4%
Total investment grade	18,858,839	93.3%	15,325,175	92.0%
Ba	261,170	1.3%	294,200	1.8%
B	134,617	0.7%	69,033	0.4%
Caa and lower	859,306	4.2%	959,437	5.8%
In or near default	92,341	0.5%	5,018	—%
Total below investment grade	1,347,434	6.7%	1,327,688	8.0%
	$20,206,273	100.0%	$16,652,863	100.0%

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
The table below presents our fixed maturity securities by NAIC designation:

	September 30, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$14,135,552	$15,232,031	$15,201,291	75.2%	$12,152,552	$12,246,954	$12,262,263	73.6%
2	4,376,651	4,771,912	4,771,912	23.7%	3,892,680	4,012,076	4,012,076	24.1%
3	221,596	194,853	214,317	1.1%	368,680	323,113	348,256	2.1%
4	9,876	9,041	9,041	—%	19,820	19,178	19,178	0.1%
5	5,041	5,861	5,861	—%	6,089	6,262	6,262	0.1%
6	3,282	3,850	3,851	—%	4,273	4,828	4,828	—%
	$18,751,998	$20,217,548	$20,206,273	100.0%	$16,444,094	$16,612,411	$16,652,863	100.0%

A summary of our RMBS by collateral type and by NAIC designation is as follows as of September 30, 2011:

Collateral Type	Principal Amount	Amortized Cost	Fair Value
	(Dollars in thousands)
OTTI has not been recognized
Government agency	$528,695	$470,225	$570,938
Prime	1,332,179	1,266,213	1,322,637
Alt-A	46,456	47,167	48,490
	$1,907,330	$1,783,605	$1,942,065
OTTI has been recognized
Prime	$627,137	$566,127	$541,984
Alt-A	482,352	398,128	357,140
	$1,109,489	$964,255	$899,124
Total by collateral type
Government agency	$528,695	$470,225	$570,938
Prime	1,959,316	1,832,340	1,864,621
Alt-A	528,808	445,295	405,630
	$3,016,819	$2,747,860	$2,841,189
Total by NAIC designation
1	$2,756,575	$2,509,172	$2,616,848
2	232,951	213,838	202,229
3	22,930	21,781	20,017
6	4,363	3,069	2,095
	$3,016,819	$2,747,860	$2,841,189
The amortized cost and fair value of fixed maturity securities at September 30, 2011, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our residential mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as a separate line.

	Available-for-sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$44,455	$45,218	$—	$—
Due after one year through five years	438,413	492,808	—	—
Due after five years through ten years	1,993,044	2,202,168	—	—
Due after ten years through twenty years	3,960,426	4,283,903	—	—
Due after twenty years	6,377,131	7,127,978	2,827,461	2,838,736
	12,813,469	14,152,075	2,827,461	2,838,736
Residential mortgage backed securities	2,747,860	2,841,189	—	—
Other asset backed securities	363,208	385,548	—	—
	$15,924,537	$17,378,812	$2,827,461	$2,838,736

Unrealized Losses
The amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
		(Dollars in thousands)
September 30, 2011
Fixed maturity securities, available for sale:
United States Government sponsored agencies	1	$53,042	$(109)	$52,933
United States municipalities, states and territories	1	3,545	(58)	3,487
Corporate securities:
Finance, insurance and real estate	62	684,081	(47,198)	636,883
Manufacturing, construction and mining	22	176,742	(6,184)	170,558
Utilities and related sectors	29	246,545	(13,539)	233,006
Wholesale/retail trade	5	32,977	(1,848)	31,129
Services, media and other	6	37,860	(3,344)	34,516
Residential mortgage backed securities	92	1,134,986	(74,722)	1,060,264
Other asset backed securities	7	43,408	(3,856)	39,552
	225	$2,413,186	$(150,858)	$2,262,328
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$75,895	$(19,464)	$56,431

Equity securities, available for sale:
Finance, insurance and real estate	7	$20,656	$(2,826)	$17,830

December 31, 2010
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$566	$(18)	$548
United States Government sponsored agencies	1	111,747	(1,646)	110,101
United States municipalities, states and territories	289	1,571,263	(53,384)	1,517,879
Corporate securities:
Finance, insurance and real estate	72	725,710	(40,604)	685,106
Manufacturing, construction and mining	110	1,094,516	(35,572)	1,058,944
Utilities and related sectors	144	980,815	(39,182)	941,633
Wholesale/retail trade	25	169,125	(6,251)	162,874
Services, media and other	17	192,151	(10,294)	181,857
Residential mortgage backed securities	98	1,470,836	(108,421)	1,362,415
Other asset backed securities	10	87,948	(4,937)	83,011
	768	$6,404,677	$(300,309)	$6,104,368
Fixed maturity securities, held for investment:
United States Government sponsored agencies	3	$746,414	$(15,309)	$731,105
Corporate security:
Insurance	1	75,786	(25,143)	50,643
	4	$822,200	$(40,452)	$781,748
Equity securities, available for sale
Finance, insurance and real estate	8	$32,782	$(1,946)	$30,836
Unrealized losses decreased $169.6 million from $342.7 million at December 31, 2010 to $173.1 million at September 30, 2011. Unrealized losses decreased due to changes in market interest rates on United States Government sponsored agencies and United States municipalities, states and territories and a narrowing of credit spreads in certain sectors of the corporate bond market during the nine months ended September 30, 2011.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
September 30, 2011
1	$1,504,120	64.3%	$(105,013)	61.7%
2	661,049	28.3%	(34,404)	20.2%
3	166,834	7.1%	(29,077)	17.1%
4	4,125	0.2%	(854)	0.5%
5	—	—%	—	—%
6	2,095	0.1%	(974)	0.6%
	$2,338,223	100.0%	$(170,322)	100.0%
December 31, 2010
1	$5,017,596	72.4%	$(186,066)	54.6%
2	1,619,437	23.4%	(102,931)	30.2%
3	269,555	3.9%	(49,764)	14.6%
4	17,278	0.2%	(642)	0.2%
5	—	—%	—	—%
6	2,702	0.1%	(1,358)	0.4%
	$6,926,568	100.0%	$(340,761)	100.0%

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 233 and 780 securities, respectively) have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2011
Fixed maturity securities:
Available for sale:
United States Government sponsored agencies	$52,933	$(109)	$—	$—	$52,933	$(109)
United States municipalities, states and territories	3,487	(58)	—	—	3,487	(58)
Corporate securities:
Finance, insurance and real estate	520,139	(37,487)	116,744	(9,711)	636,883	(47,198)
Manufacturing, construction and mining	141,465	(3,515)	29,093	(2,669)	170,558	(6,184)
Utilities and related sectors	206,963	(9,784)	26,043	(3,755)	233,006	(13,539)
Wholesale/retail trade	22,029	(477)	9,100	(1,371)	31,129	(1,848)
Services, media and other	13,284	(137)	21,232	(3,207)	34,516	(3,344)
Residential mortgage backed securities	279,160	(15,088)	781,104	(59,634)	1,060,264	(74,722)
Other asset backed securities	28,790	(1,257)	10,762	(2,599)	39,552	(3,856)
	$1,268,250	$(67,912)	$994,078	$(82,946)	$2,262,328	$(150,858)
Held for investment:
Corporate security:
Insurance	$—	$—	$56,431	$(19,464)	$56,431	$(19,464)

Equity securities, available for sale:
Finance, insurance and real estate	$11,593	$(1,406)	$6,237	$(1,420)	$17,830	$(2,826)

December 31, 2010
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$548	$(18)	$—	$—	$548	$(18)
United States Government sponsored agencies	110,101	(1,646)	—	—	110,101	(1,646)
United States municipalities, states and territories	1,510,354	(51,989)	7,525	(1,395)	1,517,879	(53,384)
Corporate securities:
Finance, insurance and real estate	570,978	(27,603)	114,128	(13,001)	685,106	(40,604)
Manufacturing, construction and mining	1,024,454	(33,239)	34,490	(2,333)	1,058,944	(35,572)
Utilities and related sectors	927,476	(34,630)	14,157	(4,552)	941,633	(39,182)
Wholesale/retail trade	153,699	(4,947)	9,175	(1,304)	162,874	(6,251)
Services, media and other	181,857	(10,294)	—	—	181,857	(10,294)
Residential mortgage backed securities	396,083	(14,100)	966,332	(94,321)	1,362,415	(108,421)
Other asset backed securities	83,011	(4,937)	—	—	83,011	(4,937)
	$4,958,561	$(183,403)	$1,145,807	$(116,906)	$6,104,368	$(300,309)
Held for investment:
United States Government sponsored agencies	$731,105	$(15,309)	$—	$—	$731,105	$(15,309)
Corporate security:
Insurance	—	—	50,643	(25,143)	50,643	(25,143)
	$731,105	$(15,309)	$50,643	$(25,143)	$781,748	$(40,452)
Equity securities, available for sale:
Finance, insurance and real estate	$14,583	$(1,199)	$16,253	$(747)	$30,836	$(1,946)
The following is a description of the factors causing the temporary unrealized losses by investment category as of September 30, 2011:
United States Government sponsored agencies; and United States municipalities, states and territories: These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates. We purchase these securities regularly over time at different interest rates available at time of purchase; thus, some securities carry yields less than those available at September 30, 2011.
Corporate securities: The unrealized losses in these securities are due partially to the timing of purchases in 2011 and a small number of securities seeing their yield spreads widen due to issuer specific news. In addition, the financial sector credit spreads widened during the quarter on declining fiscal policy and continued stress in the European Union.

Residential mortgage backed securities: At September 30, 2011, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 36 securities with a total amortized cost basis of $445.3 million and a fair value of $405.6 million. Despite recent improvements in the capital markets, the fair values of RMBS continue at prices below amortized cost. RMBS prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.
Equity securities: Equity securities in an unrealized loss position have exposure to the economic uncertainty surrounding the European Union which has resulted in unrealized losses in this category. A majority of these securities have been in an unrealized loss position for 12 months or more and are investment grade perpetual preferred stocks that are absent credit deterioration. A continued difficult investment environment has raised concerns in regard to earnings and dividend stability in many companies which directly affect the values of these securities.
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
		(Dollars in thousands)
September 30, 2011
Fixed maturity securities:
Investment grade:
Less than six months	96	$912,336	$872,887	$(39,449)
Six months or more and less than twelve months	12	112,944	100,658	(12,286)
Twelve months or greater	29	297,862	277,068	(20,794)
Total investment grade	137	1,323,142	1,250,613	(72,529)
Below investment grade:
Less than six months	22	256,162	241,866	(14,296)
Six months or more and less than twelve months	4	54,720	52,839	(1,881)
Twelve months or greater	63	855,057	773,441	(81,616)
Total below investment grade	89	1,165,939	1,068,146	(97,793)
Equity securities:
Less then six months	5	12,999	11,593	(1,406)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	2	7,657	6,237	(1,420)
Total equity securities	7	20,656	17,830	(2,826)
	233	$2,509,737	$2,336,589	$(173,148)
December 31, 2010
Fixed maturity securities:
Investment grade:
Less than six months	656	$5,805,583	$5,611,000	$(194,583)
Six months or more and less than twelve months	1	7,874	7,848	(26)
Twelve months or greater	34	313,127	292,173	(20,954)
Total investment grade	691	6,126,584	5,911,021	(215,563)
Below investment grade:
Less than six months	5	65,359	61,296	(4,063)
Six months or more and less than twelve months	1	9,562	9,522	(40)
Twelve months or greater	75	1,025,372	904,277	(121,095)
Total below investment grade	81	1,100,293	975,095	(125,198)
Equity securities:
Less then six months	1	3,000	2,995	(5)
Six months or more and less than twelve months	2	12,782	11,588	(1,194)
Twelve months or greater	5	17,000	16,253	(747)
Total equity securities	8	32,782	30,836	(1,946)
	780	$7,259,659	$6,916,952	$(342,707)

The amortized cost and estimated fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in an unrealized loss position greater than 20% were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
September 30, 2011
Investment grade:
Less than six months	5	$47,962	$34,444	$(13,518)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	5	47,962	34,444	(13,518)
Below investment grade:
Less than six months	5	28,976	20,150	(8,826)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	3	78,964	58,526	(20,438)
Total below investment grade	8	107,940	78,676	(29,264)
	13	$155,902	$113,120	$(42,782)

December 31, 2010
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—
Below investment grade:
Less than six months	2	24,645	19,648	(4,997)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	7	104,129	71,368	(32,761)
Total below investment grade	9	128,774	91,016	(37,758)
	9	$128,774	$91,016	$(37,758)
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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
September 30, 2011
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	27,800	26,144	—	—
Due after five years through ten years	358,118	343,449	—	—
Due after ten years through twenty years	391,958	360,930	—	—
Due after twenty years	456,916	431,989	75,895	56,431
	1,234,792	1,162,512	75,895	56,431
Residential mortgage backed securities	1,134,986	1,060,264	—	—
Other asset backed securities	43,408	39,552	—	—
	$2,413,186	$2,262,328	$75,895	$56,431

December 31, 2010
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	30,367	29,858	—	—
Due after five years through ten years	245,978	238,108	—	—
Due after ten years through twenty years	1,249,052	1,201,090	—	—
Due after twenty years	3,320,496	3,189,886	822,200	781,748
	4,845,893	4,658,942	822,200	781,748
Residential mortgage backed securities	1,470,836	1,362,415	—	—
Other asset backed securities	87,948	83,011	—	—
	$6,404,677	$6,104,368	$822,200	$781,748

Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our RMBS as we monitor all of our RMBS on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At September 30, 2011, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Below investment grade
Corporate fixed maturity securities:
Finance	1	$4,019	30	$4,049	—	—
The value of this security may decline due to specific issuer related concerns pertaining to the expiration of a lease of a tenant in a commercial property backing this note. We have determined that this security is not other than temporarily impaired due to our evaluation of the likelihood of a successful releasing of the tenant. We do not intend to sell this security and there was no other than temporary impairment on this security at September 30, 2011.
Other Than Temporary Impairments
We have a policy and process in place to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2010.

The following table summarizes other than temporary impairments for the three months and nine months ended September 30, 2011 and 2010.

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized in (from) Other Comprehensive Income	Net OTTI Losses Recognized in Operations
		(Dollars in thousands)
Three months ended September 30, 2011
Fixed maturity securities, available for sale:
Residential mortgage backed securities	37	$(5,133)	$(3,758)	$(8,891)
	37	$(5,133)	$(3,758)	$(8,891)
Three months ended September 30, 2010
Fixed maturity securities, available for sale:
Corporate securities:
Finance	1	$(822)	$—	$(822)
Retail	1	(1,338)	—	(1,338)
Residential mortgage backed securities	7	—	(1,830)	(1,830)
	9	$(2,160)	$(1,830)	$(3,990)
Nine months ended September 30, 2011
Fixed maturity securities, available for sale:
Residential mortgage backed securities	47	$(10,346)	$(7,345)	$(17,691)
	47	$(10,346)	$(7,345)	$(17,691)
Nine months ended September 30, 2010
Fixed maturity securities, available for sale:
Corporate securities:
Finance	1	$(822)	$—	$(822)
Retail	1	(1,338)	—	(1,338)
Residential mortgage backed securities	10	(14,187)	8,316	(5,871)
	12	$(16,347)	$8,316	$(8,031)
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
The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Nine months ended September 30, 2011
Prime	2005	5.8%	7.7%	6%	13%	45%	55%
	2006	6.4%	7.6%	8%	14%	45%	60%
	2007	5.8%	7.9%	8%	30%	40%	60%
Alt-A	2005	5.8%	7.7%	11%	25%	5%	55%
	2006	6.0%	6.5%	23%	33%	50%	55%
	2007	6.2%	7.4%	29%	41%	50%	70%

Nine months ended September 30, 2010
Prime	2005	7.5%	7.5%	11%	11%	45%	45%
	2006	7.3%	7.3%	7%	11%	45%	55%
	2007	5.8%	6.6%	11%	19%	45%	60%
Alt-A	2005	6.2%	7.4%	12%	27%	45%	50%
	2007	7.0%	7.0%	44%	45%	57%	60%
See our discussion in note 3 of our consolidated financial statements for a discussion of how we determine the credit loss component of a residential mortgage backed security.

Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location, and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts net of valuation allowances. At September 30, 2011 and December 31, 2010 the largest principal amount outstanding for any single mortgage loan was $10.4 million and $10.7 million, respectively, and the average loan size was $2.4 million for both periods. We have the contractual ability to pursue full personal recourse on 13.5% of the loans and partial personal recourse on 31.9% of the loans, and master leases provide us recourse against the principals of the borrowing entity on 4.8% of the loans. In addition, the average loan to value ratio for the overall portfolio was 54.7% at September 30, 2011 and December 31, 2010, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a current appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 - Mortgage Loans on Real Estate in our Consolidated Financial Statements.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At September 30, 2011, we had commitments to fund commercial mortgage loans totaling $37.6 million, with fixed interest rates ranging from 5.60% to 6.0%.
See Note 4 - Mortgage Loans on Real Estate in our Consolidated Financial Statements for a presentation of our specific and general loan loss allowances, foreclosure activity and troubled debt restructure analysis.
We recorded impairment losses of $16.0 million on seventeen mortgage loans with outstanding principal due totaling $57.2 million and impairment losses of $20.9 million on twenty-five mortgage loans with outstanding principal due totaling $78.3 million, during the three and nine months ended September 30, 2011, respectively. We recorded impairment losses of $0.4 million on two mortgage loans with outstanding principal due totaling $7.0 million and impairment losses of $4.5 million on four mortgage loans with outstanding principal due totaling $16.6 million during the same periods in 2010, respectively.
At September 30, 2011, we have ten mortgages that are in the process of being satisfied by our taking ownership of the real estate serving as collateral. These loans have an outstanding principal balance of $30.9 million and we have recorded a specific loan loss allowances totaling $8.2 million, of which $3.0 million and $4.1 million of losses were recognized during the three and nine months ended September 30, 2011, respectively. We also have twenty-five commercial mortgage loans at September 30, 2011 with an outstanding principal balance of $71.2 million that have been given "workout" terms which generally allow for interest only payments or the capitalization of interest for a specified period of time and we have recorded a specific loan loss allowances on four of these loans (principal balance of $25.4 million) of $9.9 million. At September 30, 2011, we had three commercial mortgage loans with an outstanding principal balance of $6.4 million that were delinquent (60 days or more past due at the reporting date). The total outstanding principal balance of these 38 loans is $108.5 million, which represents less than 5% of our total mortgage loan portfolio.
Mortgage loans summarized in the following table represent all loans that we are either not currently collecting or those we feel it is probable we will not collect all amounts due according to the contractual terms of the loan agreements (all loans that we have worked with the borrower to alleviate short-term cash flow issues and delinquent loans at the reporting date).

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Mortgage loans with allowances	$69,792	$31,027
Mortgage loans with no allowance for losses	56,495	81,994
Allowance for probable loan losses	(25,111)	(13,224)
Net carrying value	$101,176	$99,797
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

The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the unaudited consolidated balance sheets are as follows:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Assets
Derivative Instruments
Call options	$171,905	$479,786
Other Assets
2015 notes hedges	21,695	66,595
	$193,600	$546,381
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$2,399,097	$1,971,383
Other liabilities
2015 notes embedded derivatives	21,695	66,595
Interest rate swaps	387	1,976
	$2,421,179	$2,039,954
The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$(292,167)	$93,109	$(161,953)	$(31,720)
2015 notes hedges	(41,446)	1,483	(44,900)	1,483
Interest rate swaps	(8)	(612)	(144)	(2,505)
	$(333,621)	$93,980	$(206,997)	$(32,742)
Change in fair value of embedded derivatives:
2015 notes embedded derivatives	$(41,446)	$1,483	$(44,900)	$1,483
Fixed index annuities	(164,119)	113,340	(93,325)	(12,996)
	$(205,565)	$114,823	$(138,225)	$(11,513)
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

The notional amount and maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts are as follows:

			September 30, 2011		December 31, 2010
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa3	$2,184,967	$25,413	$588,650	$25,704
BNP Paribas	AA	Aa2	1,951,425	18,824	786,561	34,772
Bank of New York	AA-	Aa2	—	—	18,082	111
Credit Suisse	A+	Aa1	2,088,750	32,505	2,462,920	95,910
Barclays	AA-	Aa3	2,344,984	42,175	1,728,218	72,751
SunTrust	BBB+	A3	—	—	50,540	3,164
Wells Fargo (Wachovia)	NR	Aa2	2,054,303	25,141	1,745,775	76,250
J.P. Morgan	AA-	Aa1	2,189,311	18,527	2,858,902	133,368
UBS	A+	Aa3	236,251	4,798	921,596	37,756
HSBC	AA	Aa2	317,547	2,334	—	—
Deutsche Bank	A+	AA3	181,332	2,188	—	—
			$13,548,870	$171,905	$11,161,244	$479,786
As of September 30, 2011 and December 31, 2010, we held $96.3 million and $381.2 million, respectively, of cash and cash equivalents received from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed to perform according to the terms of the contracts to $82.5 million and $108.1 million at September 30, 2011 and December 31, 2010, respectively.
See Note 5 - Derivative Instruments in our Consolidated Financial Statements for a presentation of our interest rate swaps.

Liquidity and Capital Resources
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $2.3 billion in the nine months ended September 30, 2011 compared to $1.7 million for the nine months ended September 30, 2010, with the increase attributable to a $775.5 million increase in net annuity deposits after coinsurance and a $172.6 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans. As reported above under Financial Condition - Investments, during the the nine months ended September 30, 2011 and 2010 we experienced a significant amount of calls of United States Government sponsored agency securities. As a result we have had elevated levels of cash and cash equivalents during the first nine months of 2011 and 2010. We have been reinvesting the proceeds from the called securities in United States Government sponsored agencies securities, investment grade corporate fixed maturity securities, United States municipalities, states and territories, and residential mortgage and asset backed securities with yields that meet our investment spread objectives. At September 30, 2011, 36% of our fixed income securities have call features and 1% ($0.1 billion) were subject to call redemption. Another 21% ($4.0 billion) will become subject to call redemption during the next twelve months (principally the first three quarters of 2012). Our ability to continue to reinvest the proceeds from called securities in assets with acceptable credit quality and yield characteristics similar to the called securities will be dependent on future market conditions.
We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt, including the convertible senior notes and subordinated debentures issued to subsidiary trusts, pay operating expenses and pay dividends to stockholders. Our assets consist primarily of the capital stock and surplus notes of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. These sources provide adequate cash flow to us to meet our current and reasonably foreseeable future obligations and we expect they will be adequate to fund our parent company cash flow requirements for the rest of 2011. Holders may require us to repurchase the $74.5 million principal amount outstanding of the 2024 notes at the put date of December 15, 2011. At September 30, 2011, we have investment securities and cash and cash equivalents totaling $55 million on hand available to extinguish this debt, as well as no amounts currently drawn on our $160 million revolving line of credit. The 2024 notes also become callable at December 15, 2011; however, it is not our intention to call these notes in 2011.
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

The statutory capital and surplus of our life insurance subsidiaries at September 30, 2011 was $1.6 billion. American Equity Investment Life Insurance Company (American Equity Life) made surplus note interest payments to us of $3.1 million during the nine months ended September 30, 2011. For the remainder of 2011, up to $187.5 million can be distributed by American Equity Life as dividends under applicable laws and regulations without prior regulatory approval. Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had $650.8 million of statutory earned surplus at September 30, 2011. The transfer of funds by American Equity Life is also restricted by a covenant in our revolving line of credit which requires American Equity Life to maintain a minimum risk-based capital ratio of 275%.
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
New Accounting Pronouncements
See Note 1 - Significant Accounting Policies to the Consolidated Financial Statements, which is incorporated by reference in this Item 2, for new accounting pronouncement disclosures that supplements the disclosure in Note 1 - Significant Accounting Policies to the Consolidated Financial Statements of our 2010 Annual Report on Form 10-K.

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
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities issued by Trust III, IV, VII, VIII, IX, X, XI (beginning on December 31, 2010) and XII bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at September 30, 2011. The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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
If interest rates were to increase 10% (29 basis points) from levels at September 30, 2011, we estimate that the fair value of our fixed maturity securities would decrease by approximately $539.0 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $152.9 million in the accumulated other comprehensive income and a decrease in stockholders' equity. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2010.
At September 30, 2011, 36% of our fixed income securities have call features and 1% ($0.1 billion) were subject to call redemption. Another 21% ($4.0 billion) will become subject to call redemption during the next twelve months (principally the first three quarters of 2012). During the nine months ended September 30, 2011 and 2010, we received $2.9 billion and $4.0 billion, respectively, in redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At September 30, 2011, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.
We purchase call options on the applicable indices to fund the annual index credits on our fixed index annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for fixed index products. For the nine months ended September 30, 2011 and 2010, the annual index credits to policyholders on their anniversaries were $383.2 million and $381.4 million, respectively. Proceeds received at expiration of these options related to such credits were $388.7 million and $364.3 million for the nine months ended September 30, 2011 and 2010, respectively. The difference between proceeds received at expiration of these options and index credits for the nine months ended September 30, 2011 is primarily due to credits attributable to minimum guaranteed interest self funded by us.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2011 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 7 - Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosures that supplements the disclosure in Note 13 - Commitments and Contingencies to the Consolidated Financial Statements of our 2010 Annual Report on Form 10-K.
Item 1A. Risk Factors

Our 2010 Annual Report on Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the nine months ended September 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuer purchases of equity securities for the quarter ended September 30, 2011.

We have a Rabbi Trust, the NMO Deferred Compensation Trust, which purchases our common shares to fund the amount of shares earned by our agents under the NMO Deferred Compensation Plan. At September 30, 2011, agents had earned 81,745 shares which had vested but had not yet been purchased and contributed to the Rabbi Trust.

In addition, we have a share repurchase program under which we are authorized to purchase up to 10,000,000 shares of our common stock. As of September 30, 2011, we have repurchased 3,845,296 shares of our common stock under this program. We suspended the repurchase of our common stock under this program in August of 2008.

The maximum number of shares that may yet be purchased under these plans is 6,236,449 at September 30, 2011.

Item 6. Exhibits

Number	Name	Method of Filing

10.36	Second Amendment dated October 3, 2011 to Coinsurance Agreement dated August 1, 2001 between American Equity Investment Life Insurance Company and EquiTrust Life Insurance Company	Filed herewith

10.37	Second Amendment dated October 3, 2011 to Coinsurance Agreement dated January 1, 2004 between American Equity Investment Life Insurance Company and EquiTrust Life Insurance Company	Filed herewith

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

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

Date: November 7, 2011	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

	By:	/s/ Wendy C. Waugaman
Wendy C. Waugaman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John M. Matovina
John M. Matovina, Vice Chairman, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Vice President - Controller
(Principal Accounting Officer)