Form 10-K
period 2011-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2012-03-01
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $690,756,206 based on the closing price of $12.57 per share, the closing price of the common stock on the New York Stock Exchange on June 30, 2011.
Shares of common stock outstanding as of February 28, 2012: 59,784,330
Documents incorporated by reference: Portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held June 7, 2012, which will be filed within 120 days after December 31, 2011, are incorporated by reference into Part III of this report.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

PART I.
Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	14
Item 3.	Legal Proceedings	15
Item 4.	Reserved	15
PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item 6.	Selected Consolidated Financial Data	16
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 8.	Consolidated Financial Statements and Supplementary Data	44
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	44
Item 9A.	Controls and Procedures	45
Item 9B.	Other Information	45
PART III.
	The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2010.	45
PART IV.
Item 15.	Exhibits, Financial Statement Schedules	45
SIGNATURES		46
Index to Consolidated Financial Statements and Schedules		F-1
Exhibit Index
Exhibit 12.1	Ratio of Earnings to Fixed Charges
Exhibit 21.2	Subsidiaries of American Equity Investment Life Holding Company
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Certification
Exhibit 31.2	Certification
Exhibit 32.1	Certification
Exhibit 32.2	Certification

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
Annuity Market Overview
Our target market includes the group of individuals ages 45-75 who are seeking to accumulate tax-deferred savings. We believe that significant growth opportunities exist for annuity products because of favorable demographic and economic trends. According to the U.S. Census Bureau, there were approximately 39 million Americans age 65 and older in 2010, representing 13% of the U.S. population. By 2030, this sector of the population is expected to increase to 20% of the total population. Our fixed index and fixed rate annuity products are particularly attractive to this group as a result of the guarantee of principal with respect to those products, competitive rates of credited interest, tax-deferred growth and alternative payout options.
According to AnnuitySpecs.com, total industry sales of fixed index annuities increased 1% to $24.1 billion from $24.0 billion during the first three quarters of 2011 and 2010, respectively, and increased 7% to $32.3 billion in 2010 from $30.1 billion in 2009. Our wide range of fixed index and fixed rate annuity products has enabled us to enjoy favorable growth during volatile equity and bond markets.
Strategy
Our business strategy is to grow our annuity business and earn predictable returns by managing investment spreads and investment risk. Key elements of this strategy include the following:
Enhance our Current Independent Agency Network.  We believe that our successful relationships with approximately 60 national marketing organizations represent a significant competitive advantage. Our objective is to improve the productivity and efficiency of our core distribution channel by focusing our marketing and recruiting efforts on those independent agents capable of selling $1 million or more of annuity premium annually. This level of production qualifies them for our Gold Eagle program which was introduced at the beginning of 2007. We believe the Gold Eagle program has been effective as evidenced by the increase in Gold Eagle agents to 1,227 in 2011 as compared to 1,021 in 2010 and 891 in 2009, accounting for 57% of total production each year. Gold Eagle qualifiers receive a combination of cash and equity-based incentives as motivation for producing business for us. The equity-based incentive compensation component of our Gold Eagle program is unique in our industry and distinguishes us from our competitors. Our continuing focus on relationships and efficiency will ultimately reduce our independent agents to a core group of professional annuity producers. We will also be alert to opportunities to establish relationships with national marketing organizations and agents not presently associated with us and will continue to provide all of our marketers with the highest quality service possible.
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
Expand our Distribution Channels.  We formed Eagle Life with the vision of developing a network of broker-dealer firms and registered investment advisors to distribute both registered and non-registered fixed index annuity products. We believe this to be the most effective means of building a core distribution channel of selling firms with registered representatives capable of selling $1 million or more of annuity premium annually.
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

	Year Ended December 31,
	2011		2010		2009
	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$2,839,295	56%	$2,401,891	51%	$1,535,477	42%
Fixed strategy	1,377,987	27%	1,551,007	33%	1,849,833	50%
	4,217,282	83%	3,952,898	84%	3,385,310	92%
Fixed rate annuities	567,229	11%	544,193	12%	260,193	7%
Single premium immediate annuities	305,603	6%	171,628	4%	32,055	1%
	$5,090,114	100%	$4,668,719	100%	$3,677,558	100%
Fixed Index Annuities
Fixed index annuities allow policyholders to earn index credits based on the performance of a particular index without the risk of loss of their principal. Most of these products allow policyholders to transfer funds once a year among several different crediting strategies, including one or more index based strategies and a traditional fixed rate strategy. Approximately 95%, 95% and 94% of our fixed index annuity sales for the years ended December 31, 2011, 2010 and 2009, respectively, were "premium bonus" products. The initial annuity deposit on these policies is increased at issuance by a specified premium bonus ranging from 3% to 10%. Generally, there is a compensating adjustment in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.
The annuity contract value is equal to the sum of premiums paid, premium bonuses and interest credited ("index credits"), which is based upon an overall limit (or "cap") or a percentage (the "participation rate") of the annual appreciation (based in certain situations on monthly averages or monthly point-to-point calculations) in a recognized index or benchmark. Caps and participation rates limit the amount of annual interest the policyholder may earn in any one contract year and may be adjusted by us annually subject to stated minimums. Caps generally range from 1% to 13.5% and participation rates generally range from 10% to 100%. In addition, some products have an "asset fee" ranging from 1.5% to 5%, which is deducted from annual interest to be credited. For products with asset fees, if the annual appreciation in the index does not exceed the asset fee, the policyholder's index credit is zero. The minimum guaranteed contract values are equal to 87.5% of the premium collected plus interest credited at an annual rate ranging from 1.5% to 3.5%.
Fixed Rate Annuities
Fixed rate deferred annuities include annual reset and multi-year rate guaranteed products. Our annual reset fixed rate annuities have an annual interest rate (the "crediting rate") that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Our multi-year rate guaranteed annuities are similar to our annual reset products except that the initial crediting rate is guaranteed for up to a seven-year period before it may be changed at our discretion. The guaranteed rate on our fixed rate deferred annuities ranges from 1.5% to 4% and the initial guaranteed rate on our multi-year rate guaranteed policies ranges from 2.4% to 5.10%.

The initial crediting rate is largely a function of the interest rate we can earn on invested assets acquired with new annuity deposits and the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender assumptions, competitive industry pricing and crediting rate history for particular groups of annuity policies with similar characteristics. As of December 31, 2011, crediting rates on our outstanding fixed rate deferred annuities generally ranged from 2% to 5%. The average crediting rate on our outstanding fixed rate deferred annuities at December 31, 2011 was 3.31%.
We also sell single premium immediate annuities ("SPIAs"). Our SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issue. The amounts, frequency and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 2.60% at December 31, 2011.
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
Life Insurance
These products include traditional ordinary and term, universal life and other interest-sensitive life insurance products. We have approximately $2.5 billion of life insurance in force as of December 31, 2011. We intend to continue offering a complete line of life insurance products for individual and group markets. Premiums related to this business accounted for 1% of revenues for the years ended December 31, 2011, 2010 and 2009.
Investments
Investment activities are an integral part of our business, and net investment income is a significant component of our total revenues. Profitability of many of our products is significantly affected by spreads between interest yields on investments, the cost of options to fund the annual index credits on our fixed index annuities and rates credited on our fixed rate annuities. We manage the index-based risk component of our fixed index annuities by purchasing call options on the applicable indices to fund the annual index credits on these annuities and by adjusting the caps, participation rates and asset fees on policy anniversary dates to reflect the change in the cost of such options which varies based on market conditions. All options are purchased to fund the index credits on our fixed index annuities on their respective anniversary dates, and new options are purchased at each of the anniversary dates to fund the next annual index credits. All credited rates on non-multi-year rate guaranteed fixed rate deferred annuities may be changed annually, subject to minimum guarantees. Changes in caps, participation rates and asset fees on fixed index annuities and crediting rates on fixed rate annuities may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or to maintain caps, participation rates, asset fees and crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. For the year ended December 31, 2011, the weighted average yield, computed on the average amortized cost basis of our investment portfolio, was 5.80% and the weighted average cost of our liabilities, excluding amortization of deferred sales inducements, was 2.77%.
For additional information regarding the composition of our investment portfolio and our interest rate risk management, see Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments, Quantitative and Qualitative Disclosures About Market Risk and note 3 to our audited consolidated financial statements.
Marketing
We market our products through a variable cost brokerage distribution network of approximately 60 national marketing organizations and, through them, 22,000 independent agents as of December 31, 2011. We emphasize high quality service to our agents and policyholders along with the prompt payment of commissions to our agents. We believe this has been significant in building excellent relationships with our existing agency force.

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
The insurance distribution system is comprised of insurance brokers and marketing organizations. We are pursuing a strategy to increase the efficiency of our distribution network by strengthening our relationships with key national and regional marketing organizations and are alert for opportunities to establish relationships with organizations not presently associated with us. These organizations typically recruit agents for us by advertising our products and our commission structure through direct mail advertising or seminars for insurance agents and brokers. These organizations bear most of the cost incurred in marketing our products. We compensate marketing organizations by paying them a percentage of the commissions earned on new annuity policy sales generated by the agents recruited by such organizations. We also conduct incentive programs for marketing organizations and agents from time to time, including equity-based programs for our leading national marketers and those agents qualifying for our Gold Eagle program. We believe the Gold Eagle program has been effective as evidenced by the increase in Gold Eagle agents to 1,227 in 2011 as compared to 1,021 in 2010 and 891 in 2009, accounting for 57% of total production each year. For additional information regarding our equity-based programs for our leading national marketers and independent agents, see note 11 to our audited consolidated financial statements. We generally do not enter into exclusive arrangements with these marketing organizations.
Two of our national marketing organizations accounted for more than 10% of the annuity deposits collected during 2011 and we expect these organizations to continue as marketers for American Equity Life with a focus on selling our products. The states with the largest share of direct premiums collected during 2011 were: Florida (9.6%), California (9.2%), Texas (6.7%), Illinois (5.6%) and Pennsylvania (4.9%).
Competition and Ratings
We operate in a highly competitive industry. Many of our competitors are substantially larger and enjoy substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships. Our annuity products compete with fixed index, fixed rate and variable annuities sold by other insurance companies and also with mutual fund products, traditional bank investments and other investment and retirement funding alternatives offered by asset managers, banks, and broker-dealers. Our insurance products compete with products of other insurance companies, financial intermediaries and other institutions based on a number of features, including crediting rates, policy terms and conditions, service provided to distribution channels and policyholders, ratings, reputation and broker compensation.
The sales agents for our products use the ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's annuity to market. In recent years, the market for annuities has been dominated by those insurers with the highest ratings. The degree to which ratings adjustments have affected and will affect our sales and persistency is unknown. Following is a summary of American Equity Life's financial strength ratings:

	Financial Strength Rating	Outlook Statement
A.M. Best Company
January 2011—current	A-	Stable
November 2008—January 2011	A-	Negative
August 2006—October 2008	A-	Stable
July 2002—July 2006	B++	Stable
Standard & Poor's
October 2011—Current	BBB+	Stable
September 2010—October 2011	BBB+	Positive
July 2010—September 2010	BBB+	Stable
July 2008—July 2010	BBB+	Negative
July 2002—June 2008	BBB+	Stable
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
In addition to the financial strength ratings, rating agencies use an "outlook statement" to indicate a medium or long-term trend which, if continued, may lead to a rating change. A positive outlook indicates a rating may be raised and a negative outlook indicates a rating may be lowered. A stable outlook is assigned when ratings are not likely to be changed. Outlook statements should not be confused with expected stability of the insurer's financial or economic performance. A rating may have a "stable" outlook to indicate that the rating is not expected to change, but a "stable" outlook does not preclude a rating agency from changing a rating at any time without notice.

In January 2012, A.M. Best affirmed its rating outlook on the U.S. life/annuity sector as stable. In November 2011, Standard & Poor's affirmed its outlook on the U.S. life insurance sector as stable. Both agencies have had their outlook on our industry stated as stable since late 2010. Sufficient capital and liquidity and strong results despite volatile equity markets and low interest rates have been listed as reasons for the stable outlook. We believe the rating agencies think the economic recovery will continue to be slow, which may leave the potential for further credit losses and low interest rates will put pressure on life insurers' earnings. The rating agencies have heightened the level of scrutiny they apply to insurance companies, increased the frequency and scope of their credit reviews, and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.
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
Reinsurance
Coinsurance
American Equity Life has two coinsurance agreements with EquiTrust Life Insurance Company ("EquiTrust"), covering 70% of certain of our fixed index and fixed rate annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003, and 20% of those contracts issued from January 1, 2004 to July 31, 2004. The business reinsured under these agreements may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to EquiTrust under these agreements) were $1.1 billion and $1.3 billion at December 31, 2011 and 2010, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. EquiTrust has received a financial strength rating of "B+" (Good) with a stable outlook from A.M. Best Company. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible.
Effective July 1, 2009, we entered into two funds withheld coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda. One agreement ceded 20% of certain of our fixed index annuities issued from January 1, 2009 through March 31, 2010. The business reinsured under this agreement is not eligible for recapture until the end of the month following seven years after the date of issuance of the policy. The other agreement cedes 80% of our multi-year rate guaranteed annuities issued on or after July 1, 2009. The business reinsured under this agreement may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to Athene under these agreements) were $1.7 billion and $1.3 billion at December 31, 2011 and 2010, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to Athene should Athene fail to meet the obligations it has coinsured. The annuity deposits that have been ceded to Athene are being held in a trust on a funds withheld basis. American Equity Life is named as the sole beneficiary of the trust. The funds withheld are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the funds withheld account would ever reach a point where it is less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in a trust for the amount of any shortfall. None of the coinsurance deposits with Athene are deemed by management to be uncollectible.
Financing Arrangements
American Equity Life has three reinsurance transactions with Hannover Life Reassurance Company of America, ("Hannover"), which are treated as reinsurance under statutory accounting practices and as financing arrangements under U.S. generally accepted accounting principles ("GAAP"). The statutory surplus benefits under these agreements are eliminated under GAAP and the associated charges are recorded as risk charges and included in other operating costs and expenses in the consolidated statements of operations. The transactions became effective October 1, 2005 (the "2005 Hannover Transaction"), December 31, 2008 (the "2008 Hannover Transaction") and March 31, 2011 (the "2011 Hannover Transaction").
The 2011 Hannover Transaction is a coinsurance and yearly renewable term reinsurance agreement for statutory purposes and provided $49.2 million in net pretax statutory surplus benefit at inception in 2011. Pursuant to the terms of this agreement, pretax statutory surplus was reduced by $9.2 million in 2011 and is expected to be reduced as follows: 2012—$11.8 million, 2013—$11.3 million, 2014—$10.8 million and 2015—$10.3 million. These amounts include risk charges equal to 1.25% of the pretax statutory surplus benefit as of the end of each calendar quarter.

The 2008 Hannover Transaction is a coinsurance and yearly renewable term reinsurance agreement for statutory purposes and provided $29.5 million in net pretax statutory surplus benefit in 2008. Pursuant to the terms of this agreement, pretax statutory surplus was reduced by $6.7 million in 2011 and is expected to be reduced as follows: 2012—$6.8 million and 2013—$6.9 million. These amounts include risk charges equal to 1.25% of the pretax statutory surplus benefit as of the end of each calendar quarter.
The 2005 Hannover Transaction is a yearly renewable term reinsurance agreement for statutory purposes covering 47% of waived surrender charges related to penalty free withdrawals and deaths on certain business. The agreement was amended in 2010 and 2009 to include policy forms that were not in existence at the time this agreement became effective. We may recapture the risks reinsured under this agreement as of the end of any quarter beginning October 1, 2008. The 2009 amendment includes a provision that makes it punitive for us not to recapture the business ceded prior to January 1, 2013. We anticipate amending this agreement in 2012 to extend this date. The reserve credit recorded on a statutory basis by American Equity Life was $162.5 million and $135.2 million at December 31, 2011 and 2010, respectively. We pay quarterly reinsurance premiums under this agreement with an experience refund calculated on a quarterly basis resulting in a risk charge equal to approximately 5.8% of the weighted average statutory reserve credit.
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
The maximum loss retained by us on all life insurance policies we have issued was $0.1 million or less as of December 31, 2011. American Equity Life's reinsured business under indemnity reinsurance agreements is primarily ceded to two reinsurers. Reinsurance related to life and accident and health insurance that was ceded by us to these reinsurers was immaterial.
During 2007, American Equity Life entered into reinsurance agreements with Ace Tempest Life Reinsurance Ltd and Hannover to cede to each 50% of the risk associated with our living income benefit rider on certain fixed index annuities issued in 2007. The amounts ceded under these agreements were immaterial as of and for the years ended December 31, 2011 and 2010.
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
Our life subsidiaries are subject to periodic examinations by state regulatory authorities. The New York Insurance Department is currently performing its usual tri-annual financial exam of American Equity Investment Life Insurance Company of New York for the period ending December 31, 2010. This exam is anticipated to be completed in 2012.
The payment of dividends or the distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary's state of domicile's insurance department. Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's statutory net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory surplus at the preceding December 31. For 2012, up to $195.5 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had $671.3 million of statutory earned surplus at December 31, 2011.

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
In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") was signed into law. This legislation mandated multiple studies and reports to be provided to Congress, which could result in additional legislative or regulatory action. The ultimate impact of this law to our business and operations may not be known for quite some time.
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
The NAIC's RBC requirements provide for four levels of regulatory attention depending on the ratio of a company's total adjusted capital to its RBC. Adjusted capital is defined as the total of statutory capital and surplus, asset valuation reserve and certain other adjustments. Calculations using the NAIC formula at December 31, 2011, indicated that American Equity Life's ratio of total adjusted capital to the highest level at which regulatory action might be initiated was 346%.
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

Beginning in 2013, distributions from non-qualified annuity policies will be considered "investment income" for purposes of the newly enacted Medicare tax on investment income contained in the Health Care and Education Reconciliation Act of 2010. As a result, in certain circumstances a 3.8% tax ("Medicare Tax") may be applied to some or the entire taxable portion of distributions from non-qualified annuities to individuals whose income exceeds certain threshold amounts. This new tax may have an adverse effect on our ability to sell non-qualified annuities to individuals whose income exceeds these threshold amounts and could accelerate withdrawals due to additional tax. The constitutionality of the Health Care and Education Reconciliation Act of 2010 continues to be the subject of litigation initiated by various state attorneys general, some of which is currently pending at the appeal level, and it is also the subject of several proposals in the U.S. Congress for amendment and/or repeal. The outcome of such litigation and legislative action as it relates to the Medicare Tax is unknown at this time.
Employees
As of December 31, 2011, we had 386 full-time employees. We have experienced no work stoppages or strikes and consider our relations with our employees to be excellent. None of our employees are represented by a union.

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
Markets in the United States and elsewhere have experienced extreme volatility and disruption since the second half of 2007, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets. This volatility and disruption reached unprecedented levels in late 2008 and early 2009. The United States entered a severe recession and recovery has proved to be slow and long-term. High unemployment rates and lower average household income levels have emerged as continued lagging indicators of a slow economic recovery. The continuing market uncertainty has directly and materially affected our investment portfolio. One of the strategies used by the U.S. government to stimulate the economy has been to keep interest rates low and increase the supply of United States dollars. While these strategies have appeared to be somewhat successful, any future economic downturn or market disruption could negatively impact our ability to invest funds.
Specifically, if market conditions deteriorate in 2012 or beyond:

•	our investment portfolio could incur additional other than temporary impairments;

•	our commercial mortgage loans could experience a greater amount of loss;

•
due to potential downgrades in our investment portfolio, we could be required to raise additional capital to sustain our current business in force and new sales of our annuity products, which may be difficult in a distressed market. If capital would be available, it may be at terms that are not favorable to us;

•	we may be required to limit growth in sales of our annuity products; and/or

•
our liquidity could be negatively affected and we could be forced to limit our operations and our business could suffer, as we need liquidity to pay our policyholder benefits, operating expenses, dividends on our capital stock, and to service our debt obligations.

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
We are exposed to significant financial and capital risk, including changing interest rates, credit spreads and equity prices which may have an adverse effect on sales of our products, profitability, investment portfolio and reported book value per share.
Future changes in interest rates, credit spreads and equity and bond indices may result in fluctuations in the income derived from our investments. These and other factors due to the current economic uncertainty could have a material adverse effect on our financial condition, results of operations or cash flows.

Interest rate and credit spread risk
Our interest rate risk is related to market price and changes in cash flow. Substantial and sustained increases and decreases in market interest rates can materially and adversely affect the profitability of our products, our ability to earn predictable returns, the fair value of our investments and the reported value of stockholders' equity. A rise in interest rates, in the absence of other countervailing changes, will decrease the unrealized gain position of our investment portfolio and may result in an unrealized loss position. With respect to our available for sale fixed maturity securities, such declines in value (net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements) reduce our reported stockholders' equity and book value per share.
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
We hold a substantial amount of fixed maturity securities that are callable by the issuer prior to maturity, and since 2008, we have received significant amounts of redemption proceeds related to calls of securities issued by United States Government sponsored agencies. We have reinvested the proceeds from these redemptions into new securities issued by such agencies, corporate securities and securities issued by United States municipalities, states and territories. The callable United States Government sponsored agencies that we own / purchase typically provide for 12 months of call protection, after which they may be called on the first anniversary of the issue date, or any semi-annual or annual redemption date thereafter. As such, at any financial reporting date, substantially all of the securities we own issued by United States Government sponsored agencies that are not residential mortgage-backed securities are callable by the respective agency within 12 months.
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

Managing the investment spread on our fixed index annuities is more complex than it is for fixed rate annuity products. We manage the index-based risk component of our fixed index annuities by purchasing call options on the applicable indices to fund the annual index credits on these annuities and by adjusting the caps, participation rates and asset fees on policy anniversary dates to reflect changes in the cost of such options which varies based on market conditions. The price of such options generally increases with increases in the volatility in both the indices and interest rates, which may either narrow the spread or cause us to lower caps or participation rates. Thus, the volatility of the indices adds an additional degree of uncertainty to the profitability of the index products. We attempt to mitigate this risk by resetting caps, participation rates and asset fees annually on the policy anniversaries.
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
While we compete with numerous other companies, we view the following as our most significant competitors:

•	Allianz Life Insurance Company of North America;

•	Aviva USA;

•	Great American Life Insurance Company;

•	Midland National Life Insurance Company;

•	North American Company for Life and Health Insurance; and

•	Security Benefit Life.
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
Our life insurance subsidiaries cede certain policies to other insurance companies through reinsurance agreements. American Equity Life has entered into two coinsurance agreements with EquiTrust covering $1.1 billion of policy benefit reserves at December 31, 2011 and into two funds withheld coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda, covering $1.7 billion of policy benefit reserves at December 31, 2011. Since Athene is an unauthorized reinsurer, the annuity deposits that have been ceded to Athene are held in a trust on a funds withheld basis. The funds withheld are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the funds withheld would ever reach a point where it is less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities to the funds withheld for the amount of any shortfall. We remain liable with respect to the policy liabilities ceded to EquiTrust and Athene should either fail to meet the obligations assumed by them.
In addition, we have entered into other types of reinsurance contracts including indemnity reinsurance and financing arrangements. Should any of these reinsurers fail to meet the obligations assumed under such contracts, we remain liable with respect to the liabilities ceded.
Further, no assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to accept an increase in our net liability exposure, reduce the amount of business we write, or develop other alternatives to reinsurance.
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
The loss of key employees could disrupt our operations.
Our success depends in part on the continued service of key executives and our ability to attract and retain additional executives and employees. We do not have employment agreements with our executive officers. The loss of key employees, or our inability to recruit and retain additional qualified personnel, could cause disruption in our business and prevent us from fully implementing our business strategies, which could materially and adversely affect our business, growth and profitability.
Controls and disaster recovery plans surrounding our information technology could fail or security could be compromised, which could damage our business and adversely affect our financial condition and results of operations.
Our business is highly dependent upon the effective operation of our information technology (IT). We rely on IT throughout our business for a variety of functions, including processing claims and applications, providing information to policyholders and distributors, performing actuarial analyses and maintaining financial records. Despite the implementation of security and back-up measures, our IT may be vulnerable to physical or electronic intrusions, computer viruses or other attacks, programming errors and similar disruptive problems. The failure of controls and/or disaster recovery plans surrounding our IT for any reason could cause significant interruptions to our operations, which could result in a material adverse effect on our business, financial condition or results of operations.
We retain confidential information within our IT, and we rely on sophisticated commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our IT could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable policyholder information and proprietary business information. In addition, an increasing number of states and foreign countries require that persons be notified if a security breach results in the disclosure of personally identifiable customer information. Any compromise of the security of our computer systems that results in inappropriate disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses.
If we are unable to attract and retain national marketing organizations and independent agents, sales of our products may be reduced.
We distribute our annuity products through a variable cost distribution network which included over 60 national marketing organizations and 22,000 independent agents as of December 31, 2011. We must attract and retain such marketers and agents to sell our products. Insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers and agents primarily on the basis of our financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers and agents also depends upon the long-term relationships we develop with them. If we are unable to attract and retain sufficient marketers and agents to sell our products, our ability to compete and our revenues would suffer.

We may require additional capital to support our business and sustained future growth which may not be available when needed or may be available only on unfavorable terms.
Our long-term strategic capital requirements will depend on many factors including the accumulated statutory earnings of our life insurance subsidiaries and the relationship between the statutory capital and surplus of our life insurance subsidiaries and various elements of required capital. For the purpose of supporting long-term capital requirements, we may need to increase or maintain the statutory capital and surplus of our life insurance subsidiaries through additional financings, which could include debt, equity, financing arrangements and/or other surplus relief transactions. Adverse market conditions have affected and continue to affect the availability and cost of capital. Such financings, if available at all, may be available only on terms that are not favorable to us. If we cannot maintain adequate capital, we may be required to limit growth in sales of new annuity products, and such action could adversely affect our business, financial condition or results of operations.
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
Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation, can significantly affect the insurance business. In addition, legislation has been enacted which could result in the federal government assuming some role in the regulation of the insurance industry.
In July 2010, the Dodd-Frank Act was enacted and signed into law, making extensive changes to the laws regulating the financial services industry. Among other things, the Dodd-Frank Act imposes a comprehensive new regulatory regime on the over-the-counter ("OTC") derivatives marketplace. The derivatives legislation is set forth in Title VII of the Dodd-Frank Act entitled "Wall Street Transparency and Accountability" (the "Derivatives Title"). With limited exceptions, the provisions of the Derivatives Title become effective on the later of 360 days following enactment and, to the extent a provision requires rulemaking, not less than 60 days after publication of the final rule. This legislation subjects swap dealers and "major swap participants" (as defined in the legislation and further clarified by the rulemaking) to substantial supervision and regulation, including capital standards, margin requirements, business conduct standards, recordkeeping and reporting requirements. It also requires central clearing for certain derivatives transactions that the U.S. Commodities Futures Trading Commission ("CFTC") determines must be cleared and are accepted for clearing by a "derivatives clearing organization" (subject to certain exceptions) and provides the CFTC with authority to impose position limits across markets. Many key concepts, definitions, processes and issues under the Derivatives Title have been left to the relevant regulators to address and many of these regulations have yet to be proposed. Although it is not possible at this time to assess the impact of the Dodd-Frank Act and any future regulations implementing the new legislation, the Dodd-Frank Act and any such regulations may subject us to additional restrictions on our hedging positions which may have an adverse effect on our ability to hedge risks associated with our business, including our fixed index annuity business, or on the cost of our hedging activity.
The Dodd-Frank Act also created a Financial Stability and Oversight Council. The Council may designate by a 2/3 vote whether certain insurance companies and insurance holding companies pose a grave threat to the financial stability of the United States, in which case such companies would become subject to prudential regulation by the Board of Governors of the U.S. Federal Reserve (the "Federal Reserve Board") (including capital requirements, leverage limits, liquidity requirements and examinations). The Federal Reserve Board may limit such company's ability to enter into merger transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. The Dodd-Frank Act also established a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. The director of the Federal Insurance Office has the ability to recommend that an insurance company or an insurance holding company be subject to heightened prudential standards. The Dodd-Frank Act also provides for the pre-emption of state laws in certain instances involving the regulation of reinsurance and other limited insurance matters. The Dodd-Frank Act requires extensive rule-making and other future regulatory action, which in some cases will take a period of years to implement. It is not possible at this time to assess the impact on our business of the establishment of the Federal Insurance Office and the Financial Stability and Oversight Council. However, the regulatory framework at the state and federal level applicable to our insurance products is evolving. The changing regulatory framework could affect the design of such products and our ability to sell certain products. Any changes in these laws and regulations could materially and adversely affect our business, financial condition or results of operations.

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
From time to time, various tax law changes have been proposed that could have an adverse effect on our business, including the elimination of all or a portion of the income tax advantages described above for annuities and life insurance. If legislation were enacted to eliminate all or a portion of the tax deferral for annuities, such a change would have an adverse effect on our ability to sell non-qualified annuities. Non-qualified annuities are annuities that are not sold to a qualified retirement plan.
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
We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulatory bodies, such as state insurance departments, the SEC, the Financial Industry Regulatory Authority, Inc. ("FINRA"), the Department of Labor and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974, as amended, and laws governing the activities of broker-dealers. Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in a purported class action lawsuit involving allegations of improper sales practices. The plaintiffs in this lawsuit are seeking returns of premiums and other compensatory and punitive damages.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We lease commercial office space in one building in West Des Moines, Iowa, for our principal offices under an operating lease that expires on November 21, 2021. We also lease our office in Pell City, Alabama, pursuant to an operating lease that expires on December 31, 2012. We are fully utilizing these facilities and believe both locations to be sufficient to house our operations for the foreseeable future.

Item 3.    Legal Proceedings

See Note 13 of the Notes to Consolidated Financial Statements.

Item 4.    Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol AEL. The following table sets forth the high and low prices of our common stock as quoted on the NYSE.

	High	Low
2011
First Quarter	$13.93	$11.27
Second Quarter	$13.53	$11.91
Third Quarter	$13.22	$8.01
Fourth Quarter	$11.82	$8.05
2010
First Quarter	$10.99	$6.65
Second Quarter	$11.64	$8.53
Third Quarter	$11.19	$9.19
Fourth Quarter	$13.01	$10.11
As of February 22, 2012, there were approximately 10,400 holders of our common stock. In 2011 and 2010, we paid an annual cash dividend of $0.12 and $0.10, respectively, per share on our common stock. We intend to continue to pay an annual cash dividend on such shares so long as we have sufficient capital and/or future earnings to do so. However, we anticipate retaining most of our future earnings, if any, for use in our operations and the expansion of our business. Any further determination as to dividend policy will be made by our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.
Since we are a holding company, our ability to pay cash dividends depends in large measure on our subsidiaries' ability to make distributions of cash or property to us. Iowa insurance laws restrict the amount of distributions American Equity Life can pay to us without the approval of the Iowa Insurance Commissioner. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12 of the Notes to Consolidated Financial Statements, which are incorporated by reference in this Item 5.
Issuer Purchases of Equity Securities
The following table sets forth issuer purchases of equity securities for the quarter ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 through October 31, 2011	—	—	—	—
November 1, 2011 through November 30, 2011	—	—	—	10,000,000
December 1, 2011 through December 31, 2011	81,745	$10.39	81,745	10,000,000
	81,745	$10.39	81,745
We have a Rabbi Trust, the NMO Deferred Compensation Trust, which has purchased and holds our common shares to fund the amount of shares earned and vested by our agents under the NMO Deferred Compensation Plan. At December 31, 2011, all shares earned and vested by agents have been purchased and contributed to the Rabbi Trust.
In addition, in November 2011, our board of directors approved a share repurchase program authorizing us to repurchase up to 10,000,000 shares of our common stock. As of December 31, 2011, no shares had been repurchased under this program.

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

	Year ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues
Annuity product charges	$76,189	$69,075	$63,358	$52,671	$45,828
Net investment income	1,218,780	1,036,106	932,172	822,077	719,916
Change in fair value of derivatives	(114,728)	168,862	216,896	(372,009)	(59,985)
Net realized gains on investments, excluding other than temporary impairment ("OTTI") losses	(18,641)	23,726	51,279	5,555	501
Net OTTI losses recognized in operations	(33,976)	(23,867)	(86,771)	(192,648)	(4,383)
Total revenues	1,139,775	1,285,592	1,188,913	337,904	714,500
Benefits and expenses
Interest sensitive and index product benefits	775,757	733,218	347,883	205,131	560,209
Change in fair value of embedded derivatives	(105,194)	130,950	529,508	(210,753)	(67,902)
Amortization of deferred sales inducements and policy acquisition costs	215,259	192,261	128,008	157,443	68,038
Interest expense on notes payable and subordinated debentures	45,610	37,031	30,672	39,218	43,436
Interest expense on amounts due under repurchase agreements	30	—	534	8,207	15,926
Other operating costs and expenses	67,529	114,615	57,255	52,633	48,230
Total benefits and expenses	1,006,861	1,220,326	1,102,749	260,851	676,356
Income before income taxes	132,914	65,266	86,164	77,053	38,144
Income tax expense	46,666	22,333	17,634	61,106	11,914
Net income	86,248	42,933	68,530	15,947	26,230
Per Share Data:
Earnings per common share	$1.45	$0.73	$1.22	$0.30	$0.46
Earnings per common share—assuming dilution	1.37	0.68	1.18	0.30	0.46
Dividends declared per common share	0.12	0.10	0.08	0.07	0.06

Non-GAAP Financial Measure (a):
Reconciliation of net income to operating income:
Net income	$86,248	$42,933	$68,530	$15,947	$26,229
Net realized gains and net OTTI losses on investments, net of offsets	18,354	379	(1,339)	92,524	1,688
Net effect of derivatives, embedded derivatives and other index annuity, net of offsets	29,051	38,167	29,952	(31,038)	33,615
Convertible debt extinguishment, net of income taxes	—	171	687	(5,702)	—
Effect of counterparty default, net of offsets	—	—	3,948	741	—
Litigation settlement, net of offsets	—	27,297	—	—	—
Operating income	$133,653	$108,947	$101,778	$72,472	$61,532
Operating income per common share	$2.25	$1.86	$1.81	$1.35	$1.08
Operating income per common share—assuming dilution	2.12	1.70	1.75	1.30	1.05

	As of and for the Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Consolidated Balance Sheet Data:
Total investments	$24,383,451	$19,816,931	$15,374,110	$12,719,605	$12,610,895
Total assets	30,874,719	26,426,763	21,312,004	17,081,740	16,384,690
Policy benefit reserves	28,118,716	23,655,807	19,336,221	15,809,539	14,711,780
Notes payable	297,608	330,835	316,468	247,750	248,968
Subordinated debentures	268,593	268,435	268,347	268,209	268,330
Accumulated other comprehensive income (loss) ("AOCI")	457,229	81,820	(30,456)	(147,376)	(38,929)
Total stockholders' equity	1,408,679	938,047	754,623	496,844	621,324
Other Data:
Life subsidiaries' statutory capital and surplus and asset valuation reserve	1,597,355	1,456,679	1,239,651	1,011,682	1,013,845
Life subsidiaries' statutory net gain from operations before income taxes and realized capital gains (losses)	344,538	322,133	253,146	129,046	41,473
Life subsidiaries' statutory net income (loss)	167,925	172,865	116,895	(7,073)	17,010
Book value per share (b)	$23.82	$16.07	$13.08	$9.46	$11.11
Book value per share, excluding AOCI (b)	16.09	14.67	13.61	12.27	11.81
____________________

(a)
In addition to net income, we have consistently utilized operating income, operating income per common share and operating income per common share—assuming dilution, non-GAAP financial measures commonly used in the life insurance industry, as economic measures to evaluate our financial performance. Operating income equals net income adjusted to eliminate the impact of net realized gains on investments including net OTTI losses recognized in operations and related deferred tax asset valuation allowance, fair value changes in derivatives and embedded derivatives, (gain) loss on extinguishment of convertible debt, the counterparty default on expired call options and the net charge to settle a class action lawsuit. Because these items fluctuate from year to year in a manner unrelated to core operations, we believe measures excluding their impact are useful in analyzing operating trends. We believe the combined presentation and evaluation of operating income together with net income, provides information that may enhance an investor's understanding of our underlying results and profitability.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our consolidated financial position at December 31, 2011 and 2010, and our consolidated results of operations for the three years in the period ended December 31, 2011, and where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with our audited consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this report.
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
Executive Summary
Since our formation in 1995, we have emphasized industry leading customer service to both our distribution force and our policyholders. We believe this to be a major part of our ability to attract production from our independent agent network as well as a low rate of policy surrenders. Excellent customer service teamed with our ability to design innovative insurance products that provide principal protection and tax deferred growth have continued to result in significant sales of our annuity products year over year. In 2011, as we have done the last three years, we achieved the highest sales since our formation, which has driven us to industry leading growth rates and to cash and investments in excess of $24 billion at December 31, 2011, in only 16 years of operations. We have applied a conservative investment strategy to the annuity deposits we continue to manage which has provided reliable returns on our invested assets. Our profitability has also been driven by maintaining an efficient operation.
In 2011, we extinguished $46.3 million principal amount of convertible senior notes that were put to us by the holders at the December 15, 2011 put date using cash on hand. These notes were issued in 2004 and $28.2 million principal amount remains outstanding and callable by us. During 2011, we also obtained a new three year $160 million line of credit facility which remains fully available at December 31, 2011.
Over the past several years we have steadily grown our invested assets, investment spread and operating income (a non-GAAP financial measurement - see Item 6. Selected Consolidated Financial Data) despite the challenging economic conditions and interest rate environment. Our business model contemplates continued growth in invested assets and operating income while maintaining a high quality investment portfolio that will not experience significant losses from impairments of invested assets. Growth in invested assets is predicated on a continuation of our high sales achievements of the last three years while at the same time maintaining a high level of retention of the funds received. The economic and personal investing environments continue to be conducive for high sales levels as retirees and others look to put their money in instruments that will protect their principal and provide them with consistent cash flow sources in their retirement years. We expect to continue to grow our operating income by maintaining a reliable investment spread of 2.90% or more through effective management of our investment portfolio and the cost of money for our annuity business. We are committed to maintaining a high quality investment portfolio with limited exposure to below investment grade securities and other riskier assets.
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

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Year Ended December 31,
	2011	2010	2009
Reported Amounts
Average yield on invested assets	5.80%	6.06%	6.30%
Aggregate cost of money	2.77%	2.91%	3.26%
Aggregate investment spread	3.03%	3.15%	3.04%

Adjustments
Investment yield - temporary cash investments	0.07%	0.17%	—%
Investment yield - additional prepayment income	—%	(0.04)%	—%
Cost of money benefit from over hedging	0.06%	0.10%	—%

Adjusted Amounts
Average yield on invested assets	5.87%	6.19%	6.30%
Aggregate cost of money	2.83%	3.01%	3.26%
Aggregate investment spread	3.04%	3.18%	3.04%
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
In response to the continuing low interest rate environment, we implemented reductions of policyholder crediting rates for new annuities and existing annuities in the fourth quarter of 2011. Rates on new sales were reduced 0.40% - 0.50% beginning with applications received after October 7, 2011. Renewal rate adjustments began taking effect on November 15, 2011 and will continue to take effect on the policy anniversary dates over the twelve months following that date. Accordingly, the benefit from the renewal rate reductions did not have a material impact on 2011 spread results. We expect 2012 spread results to reflect the benefit from these reductions to an increasing degree as the year progresses; however the anticipated reductions in cost of money may be offset by continued lower yields available on investments including reinvestment of proceeds from calls of the callable bonds in our investment portfolio.
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

Results of Operations for the Three Years Ended December 31, 2011
Annuity deposits by product type collected during 2011, 2010 and 2009, were as follows:

	Year Ended December 31,
Product Type	2011	2010	2009
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$2,839,295	$2,401,891	$1,535,477
Fixed strategy	1,377,987	1,551,007	1,849,833
	4,217,282	3,952,898	3,385,310
Fixed rate annuities:
Single-year rate guaranteed	169,304	160,077	81,456
Multi-year rate guaranteed	397,925	384,116	178,737
Single premium immediate annuities	305,603	171,628	32,055
	872,832	715,821	292,248
Total before coinsurance ceded	5,090,114	4,668,719	3,677,558
Coinsurance ceded	326,531	478,963	749,259
Net after coinsurance ceded	$4,763,583	$4,189,756	$2,928,299
Annuity deposits before coinsurance ceded increased 9% during 2011 compared to 2010 and 27% during 2010 compared to 2009. We attribute these increases to factors including the highly competitive rates of our products, our continued strong relationships with our national marketing organizations and field force of licensed, independent insurance agents, the increased attractiveness of safe money products in volatile markets, lower interest rates on competing products such as bank certificates of deposit and product enhancements including a new generation of guaranteed income withdrawal benefit riders. In addition, we continue to benefit from the actions of several significant competitors who have been less aggressive in marketing their products than in prior periods. The extent to which this trend will be sustained in future periods is uncertain.
As reported in our previous filings, we undertook several actions in 2010 and 2009 to manage our statutory capital position to facilitate growth. These actions included a restructuring of commission payments to agents, an amendment to a reinsurance agreement to expand such agreement to cover certain policy forms that were not in existence when the agreement was executed and the entry into two funds withheld coinsurance agreements. We entered into a $50 million "financing" reinsurance transaction in the first quarter of 2011 to help support sales growth in 2011 that provided an initial after tax statutory surplus benefit of $31.8 million. We believe our existing statutory capital and surplus and the statutory surplus we expect to generate internally through statutory earnings will support a higher level of new business growth than in previous years. However, while we have the capital resources to accept more business than was sold in 2011 and 2010, our capacity is not unlimited and sales growth must be matched with available resources to maintain desired financial strength ratings from credit rating agencies and in particular, A.M. Best Company. Should sales growth accelerate to levels that cannot be supported by internal capital generation, we would intend to obtain capital from external sources to facilitate such growth.
Net income increased 101% to $86.2 million in 2011 and decreased 37% to $42.9 million in 2010 from $68.5 million in 2009.
Net income has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. Average annuity account values outstanding increased 24% for the year ended December 31, 2011 compared to 2010 and 18% for the year ended December 31, 2010 compared to 2009. Our investment spread measured in dollars was $585.9 million, $502.9 million, and $420.2 million for the years ended December 31, 2011, 2010 and 2009.
Our investment spread measured on a percentage basis was 3.03%, 3.15% and 3.04% for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in investment spread in 2011 resulted from a decline in the average yield in investments, offset in part by a smaller decline in the average cost of money on our fixed index annuities. The increase in investment spread in 2010 resulted from a lower aggregate cost of money on our fixed index annuities, offset in part by a smaller decline in the yield on invested assets. The lower cost of money during 2011 and 2010 was due to lower costs of options purchased to fund the annual index credits on fixed index annuities and lower rates for the fixed rate strategy in fixed index annuities. The 2011 decrease in average yield on invested assets was primarily attributable to lower yields on investments purchased in 2010 and 2011. The 2010 decrease in the average yield on invested assets was primarily attributable to a lag in reinvestment of proceeds from bonds called for redemption during the year into new assets resulting in high levels of low yielding short-term investments and interest earning cash and cash equivalents, as well as lower yields on investments purchased in 2010. We also have experienced a benefit from index annuity hedging that reduced the cost of money by 0.06% and 0.10% for the years ended December 31, 2011 and 2010.

We periodically revise the key assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. The impact of unlocking during the year ended December 31, 2011 was a $5.0 million decrease in the amortization of deferred sales inducements and a $9.1 million decrease in amortization of deferred policy acquisition costs and included the impact of account balance true ups as of September 30, 2011 and adjustments to future period assumptions for interest margins and surrenders. The impact of unlocking during the year ended December 31, 2010 was a $0.3 million increase in the amortization of deferred sales inducements and a $1.4 million increase in amortization of deferred policy acquisition costs. There was no unlocking for the year ended December 31, 2009.
During 2011, we discovered a prior period error related to policy benefit reserves for our single premium immediate annuity products. We evaluated the materiality of the error from qualitative and quantitative perspectives and concluded it was not material to any prior periods. The correction of the error in 2011 is not material to the results of operations for the year ended December 31, 2011. Accordingly, we made an adjustment in the first quarter of 2011 which resulted in a decrease of policy benefit reserves and a decrease in interest sensitive and index product benefits of $4.2 million. On an after-tax basis, the adjustment resulted in a $2.7 million increase in net income for the year December 31, 2011.
Operating income, a non-GAAP financial measure (see reconciliation to net income in Item 6. Selected Consolidated Financial Data) increased 23% to $133.7 million in 2011 and increased 7% to $108.9 million in 2010 from $101.8 million in 2009.
In addition to net income, we have consistently utilized operating income, a non-GAAP financial measure commonly used in the life insurance industry, as an economic measure to evaluate our financial performance. Operating income equals net income adjusted to eliminate the impact of net realized gains on investments, including net other than temporary impairment ("OTTI") losses recognized in operations and related deferred tax asset valuation allowance, fair value changes in derivatives and embedded derivatives, (gain) loss on retirement of debt, the Lehman counterparty default on expired call options and the cost to settle a class action lawsuit. Because these items fluctuate from year to year in a manner unrelated to core operations, we believe measures excluding their impact are useful in analyzing operating trends. We believe the combined presentation and evaluation of operating income together with net income, provides information that may enhance an investor's understanding of our underlying results and profitability.
Operating income is not a substitute for net income determined in accordance with GAAP. The adjustments made to derive operating income are important to understanding our overall results from operations and, if evaluated without proper context, operating income possesses material limitations. As an example, we could produce a low level of net income in a given period, despite strong operating performance, if in that period we experience significant net realized losses from our investment portfolio. We could also produce a high level of net income in a given period, despite poor operating performance, if in that period we generate significant net realized gains from our investment portfolio. As an example of another limitation of operating income, it does not include the decrease in cash flows expected to be collected as a result of credit loss OTTI. Therefore, our management and board of directors also separately review net realized investment gains (losses) and analyses of our net investment income, including impacts related to OTTI write-downs, in connection with their review of our investment portfolio. In addition, our management and board of directors examine net income as part of their review of our overall financial results.
Net realized gains (losses) on investments and net impairment losses recognized in operations fluctuate from year to year based upon changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other than temporary impairments. The amounts disclosed in the reconciliation in Item 6. Selected Consolidated Financial Data are net of related reductions in amortization of deferred sales inducements and deferred policy acquisition costs and income taxes. Net income for 2009 includes a benefit of $11.9 million for the reduction of the deferred tax valuation allowance established in 2008 related to other than temporary impairments of investment securities and capital loss carryforwards.
Amounts attributable to the fair value accounting for fixed index annuity derivatives and embedded derivatives fluctuate from year to year based upon changes in the fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in the interest rates used to discount the embedded derivative liability. The amounts disclosed in the reconciliation in Item 6. Selected Consolidated Financial Data are net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and income taxes. The significant changes in the impact from the item disclosed in the reconciliation in Item 6. Selected Consolidated Financial Data relate primarily to changes in the interest rates used to discount the embedded derivative liabilities.
The litigation settlement amount for 2010 includes a class action settlement benefit to policyholders and attorneys' fees and expenses aggregating $48 million (see Other operating costs and expenses later in this item for additional discussion). The amount disclosed in the reconciliation in Item 6. Selected Consolidated Financial Data is net of related reductions in amortization of deferred sales inducements and deferred policy acquisition costs and income taxes.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for living income benefit riders) increased 10% to $76.2 million in 2011 and 9% to $69.1 million in 2010 from $63.4 million in 2009. These increases were primarily attributable to increases in the amount of fees assessed for lifetime income benefit riders which were $26.2 million $13.5 million and $4.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increases in these fees are attributable to a larger volume of business in force subject to the fee. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders. Withdrawals from annuity and single premium universal life policies subject to surrender charges were $378.9 million, $418.9 million and $432.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The average surrender charge collected on withdrawals subject to a surrender charge was 13.1%, 13.2% and 13.5% for the years ended December 31, 2011, 2010 and 2009, respectively.

Net investment income increased 18% to $1,218.8 million in 2011 and 11% to $1,036.1 million in 2010 from $932.2 million in 2009. The increases were principally attributable to the growth in our annuity business and corresponding increases in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 23% to $21.0 billion in 2011 and 15% to $17.1 billion in 2010 compared to $14.8 billion in 2009. The average yield earned on average invested assets was 5.80%, 6.06% and 6.30% for 2011, 2010 and 2009, respectively. The decrease in yield earned on average invested assets in 2011 and 2010 was primarily attributable to lower yields on investments purchased in those periods. In addition, net investment income and average yield were negatively impacted by a lag in reinvestment of proceeds from bonds called for redemption during 2011 and 2010 into new assets causing excess liquidity. Based on yields received for purchases of fixed maturity securities in 2011 and 2010, we estimate that approximately $15.8 million and $28.0 million in net investment income was foregone during 2011 and 2010, respectively, as a result of the excess liquidity, and the average yield on invested assets would have been 5.87% and 6.23% for 2011 and 2010, respectively, if such income had been earned.
Change in fair value of derivatives (principally call options purchased to fund annual index credits on fixed index annuities) is affected by the performance of the indices upon which our options are based and the aggregate cost of options purchased. The components of change in fair value of derivatives are as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$155,359	$208,881	$(196,000)
Change in unrealized gain (loss)	(248,941)	(67,078)	415,276
2015 notes hedges	(21,002)	29,595	—
Interest rate swaps	(144)	(2,536)	(2,380)
	$(114,728)	$168,862	$216,896
The differences between the change in fair value of derivatives between years for call options are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation for options expiring is as follows:

Year Ended December 31,
	2011	2010	2009
S&P 500 Index
Point-to-point strategy	0.0% - 31.0%	1.9% - 68.6%	0.0% - 45.1%
Monthly average strategy	0.0% - 22.7%	0.4% - 51.2%	0.0% - 22.9%
Monthly point-to-point strategy	0.0% - 16.5%	0.0% - 23.7%	0.0% - 9.9%
Fixed income (bond index) strategies	1.4% - 17.9%	0.0% - 13.5%	0.0% - 13.8%
Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the fixed index annuity policies (caps, participation rates, and asset fees) which allow us to manage the cost of the options purchased to fund the annual index credits. The change in fair value of derivatives is also influenced by the aggregate costs of options purchased. The aggregate cost of options has increased primarily due to an increased amount of fixed index annuities in force. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. Costs for options purchased during the year ended December 31, 2011 and 2010 decreased compared to prior years due to lower volatility in equity markets and adjustments to caps, participation rates, and asset fees.
Concurrently with the issuance of the 2015 notes, we entered into hedge transactions (the “2015 notes hedges”) to provide the cash needed to meet our cash obligations in excess of the principal amount of the 2015 notes upon conversion of the 2015 notes. The fair value of the 2015 notes hedges changes based upon changes in the price of our common stock interest rates, stock price volatility, dividend yield and the time to expiration of the 2015 notes hedges. Similarly, the fair value of the conversion option obligation to the holders of the 2015 notes changes based upon these same factors and the conversion option obligation is accounted for as an embedded derivative liability with changes in fair value reported in the Change in fair value of embedded derivatives. The amount for the change in fair value of the 2015 notes hedges equals the amount for the change in the related embedded derivative liabilities and there is an offsetting expense in the change in fair value of embedded derivatives. See note 9 to our audited consolidated financial statements for a discussion of the 2015 notes hedges.

Net realized gains (losses) on investments, excluding OTTI losses include gains and losses on the sale of securities and impairment losses on mortgage loans on real estate which fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investments. The components of net realized gains (losses) on investments are set forth in the table that follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$12,614	$27,755	$54,401
Gross realized losses	(1,423)	(2,575)	(2,162)
	11,191	25,180	52,239
Equity securities:
Gross realized gains	966	14,384	5,620
Gross realized losses	—	(71)	(96)
	966	14,313	5,524
Mortgage loans on real estate:
Increase in allowance for credit losses	(30,770)	(15,225)	(6,484)
Other investments:
Gain on sale of real estate	377	—	—
Impairment losses	(405)	(542)	—
	(28)	(542)	—
	$(18,641)	$23,726	$51,279
Gross realized gains were realized due to tax planning strategies to generate taxable capital gains that will permit deductions of capital losses for income tax purposes. Gross realized losses primarily relate to securities that experienced credit events resulting in the decision to sell the securities at a loss. See note 4 to our audited consolidated financial statements for additional discussion of allowance for credit losses recognized on mortgage loans on real estate.
Net OTTI losses recognized in operations increased to $34.0 million in 2011 and decreased to $23.9 million in 2010 from $86.8 million in 2009. The impairments recognized in 2011 were primarily all on residential mortgage backed securities and were principally due to changes of assumptions regarding loss severity of a number of securities we hold which affected our ongoing analysis of expected cash flow projections. See Financial Condition—Investments for additional discussion of write downs of securities for other than temporary impairments.
Interest sensitive and index product benefits increased 6% to $775.8 million in 2011 and 111% to $733.2 million in 2010 from $347.9 million in 2009. The components of interest credited to account balances are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Index credits on index policies	$448,248	$454,660	$94,601
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	302,691	265,539	249,015
Living income benefit rider	24,818	13,019	4,267
	$775,757	$733,218	$347,883
The changes in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $454.2 million, $438.4 million and $82.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increases in interest credited for 2011 and 2010 were due to an increase in the average amount of annuity liabilities outstanding receiving a fixed rate of interest. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 24% to $22.4 billion in 2011 and 18% to $18.1 billion in 2010 from $15.4 billion in 2009.

Amortization of deferred sales inducements increased 20% to $71.8 million in 2011 and 50% to $59.9 million in 2010 from $40.0 million in 2009. In general, amortization of deferred sales inducements has been increasing each year due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 95%, 95% and 94% of our total annuity deposits during 2011, 2010 and 2009, respectively. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with the net realized gains (losses) on investments and net OTTI losses recognized in operations and, in 2010, amortization associated with the litigation settlement. See Net Income above for discussion of the impact of unlocking on amortization of deferred sales inducements for the years ended December 31, 2011, 2010 and 2009, respectively.
Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options) because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years. The gross profit adjustments resulting from fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business decreased amortization by $35.5 million, $39.2 million and $29.2 million in 2011, 2010 and 2009, respectively. The gross profit adjustments from net realized gains (losses) on investments and net OTTI losses recognized in operations increased (decreased) amortization by $(9.7) million, $0.5 million and ($6.8) million in 2011, 2010 and 2009, respectively. The gross profit adjustments from the litigation settlement decreased amortization in 2010 by $1.3 million. Excluding the amortization amounts and unlocking effects attributable to fair value accounting for derivatives and embedded derivatives, realized gains (losses) on investments, net OTTI losses recognized in operations and the litigation settlement, amortization would have been $116.9 million (includes a reduction of $7.3 million due to unlocking), $99.9 million and $76.0 million for 2011, 2010 and 2009, respectively. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements.
Change in fair value of embedded derivatives was a decrease of $105.2 million during 2011, an increase of $131.0 million in 2010 and an increase of $529.5 million in 2009. The 2011 and 2010 changes include a decrease of $21.0 million and an increase of $29.6 million, respectively, in the fair value of the 2015 notes embedded conversion derivative. As discussed previously, these amounts were offset by a comparable decrease or increase in the fair value of the 2015 notes hedges. The remainder of the 2011 decrease and the 2010 and 2009 increases relate to the fixed index annuity embedded derivatives and resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund these index credits discussed above in change in fair value of derivatives; (ii) changes in discount rates used in estimating our liability for policy growth; and (iii) the growth in the host component of the policy liability. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities. The primary reason for the decrease in the change in fair value of embedded derivatives in 2011 was a decrease in the expected index credits on the next policy anniversary dates which is correlated with the change in fair value of call options acquired to fund those index credits, offset by decreases in the discount rates used in estimating the liability for policy growth. The primary reason for the increase in the change in fair value of fixed index annuity embedded derivatives in 2010 was decreases in the discount rates used in estimating our liability for policy growth offset in part by decreases in the expected index credits which correlated with the decrease in the change in fair value of derivatives for 2010 discussed above. The primary reasons for the significant increase in the change in fair value of fixed index annuity embedded derivatives in 2009 were decreases in the discount rates used in estimating our liability for policy growth and increases in the expected index credits which correlated with the increase in the change in fair value of derivatives for 2009 discussed above.
Interest expense on notes payable increased 43% to $31.6 million in 2011 and 49% to $22.1 million in 2010 from $14.9 million in 2009. The 2011 increase was primarily due the September 2010 issuance of $200 million principal amount of 3.50% convertible senior notes. The 2010 increase was primarily due to the December 2009 issuance of an additional $52.2 million of 5.25% convertible senior notes and a higher effective rate of interest on $63.6 million principal amount of 5.25% convertible senior notes that were issued in December 2009 in exchange for the same principal amount of another issue of 5.25% convertible senior notes. The 2010 increase was also due to additional interest associated with the September 2010 issuance noted above. The 2010 increase in interest expense from the convertible notes was partially offset by a decrease in interest expense on borrowings under our revolving line of credit with banks. The weighted average interest rates were 1.10% and 1.49% and the average borrowings outstanding were $108.5 million and $113.3 million for the years ended December 31, 2010 and 2009, respectively. We had no borrowings on the revolving line of credit during the year ended December 31, 2011. See note 9 to our audited consolidated financial statements.
Interest expense on subordinated debentures decreased 6% to $14.0 million in 2011 and 6% to $14.9 million in 2010 from $15.8 million in 2009. These decreases were primarily due to decreases in the weighted average interest rates on the outstanding subordinated debentures which were 5.11%, 5.47% and 5.82% for 2011, 2010 and 2009, respectively. The weighted average interest rates have decreased because $170 million principal amount of the subordinated debentures have a floating rate of interest based upon the three month London Interbank Offered Rate plus an applicable margin. See Financial Condition—Liabilities.
Amortization of deferred policy acquisition costs increased 5% to $143.5 million in 2011 and 55% to $136.4 million in 2010 from $88.0 million in 2009. In general, amortization of deferred policy acquisition costs has been increasing each year due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations and, in 2010, the amortization associated with the litigation settlement. See Net Income above for discussion of the impact of unlocking on amortization of deferred policy acquisition costs for the years ended December 31, 2011, 2010 and 2009, respectively.

As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The gross profit adjustments resulting from fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business decreased amortization by $45.4 million, $48.3 million and $60.6 million in 2011, 2010 and 2009, respectively. The gross profit adjustments from net realized gains on investments and net OTTI losses recognized in operations decreased amortization by $14.5 million, $0.0 million and $12.2 million in 2011, 2010 and 2009, respectively. The gross profit adjustments from the litigation settlement decreased amortization in 2010 by $4.4 million. Excluding the amortization amounts and unlocking effects attributable to fair value accounting for derivatives and embedded derivatives, realized gains on investments and net OTTI losses recognized in operations, and the litigation settlement, amortization would have been $203.3 million (includes a reduction of $12.1 million due to unlocking), $189.1 million and $160.9 million for 2011, 2010 and 2009, respectively. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements.
Other operating costs and expenses decreased 41% to $67.5 million in 2011 and increased 100% to $114.6 million in 2010 from $57.3 million in 2009. The decrease in operating expenses in 2011 and the increase in 2010 were principally attributable to a litigation settlement accrual of $48 million which was recorded in the fourth quarter of 2010 related to the settlement of a class action lawsuit.
Other operating costs and expenses net of litigation settlements are primarily affected by increases in salaries and benefits, marketing expenses and general operating expenses due to the growth of our business as well as the fluctuation in legal expense for the cost of defense of on-going litigation. Other operating costs and expenses excluding the litigation settlement increased 1% to $67.5 million in 2011 and increased 16% to $66.6 million in 2010 from $57.3 million in 2009.
Legal expenses decreased $4.8 million in 2011 compared to 2010 and increased $2.2 million in 2010 compared to 2009. An elevated level of legal expense was incurred in 2010 and 2009 related to the defense of the class action lawsuit which had moved into the trial phase during 2010 and ended with the settlement agreement referred to above. Salaries and benefits increased $2.5 million in 2011 compared to 2010 and $6.8 million in 2010 compared to 2009. The increase in salaries and benefits for 2011 and 2010 is due to an increased number of employees due to growth in our business. During 2010, we increased the level of incentive bonuses for employees including the implementation of a short-term incentive plan for senior management.
Income tax expense increased 109% to $46.7 million in 2011 and 27% to $22.3 million in 2010 from $17.6 million in 2009. The increase in 2011 was primarily related to the increase in income before income taxes. The increase in 2010 was primarily due to the reduction of income tax expense in 2009 attributable to an $11.9 million decrease in the valuation allowance established in 2008 for deferred income tax assets for other than temporary impairments of investment securities and capital loss carryforwards. Excluding the effect of this item, income tax expense in 2010 would have decreased from 2009 primarily due to a decrease in income before income taxes. The effective income tax rates were 35.1%, 34.2% and 20.5% for 2011, 2010 and 2009, respectively.
Income tax expense and the resulting effective tax rate are based upon two components of income before income taxes ("pretax income") that are taxed at different tax rates. Life insurance income is generally taxed at an effective rate of approximately 35.6% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income (loss) for the parent company and other non-life insurance subsidiaries is generally taxed at an effective tax rate of 41.5% reflecting the combined federal / state income tax rates. The effective tax rates resulting from the combination of the income tax provisions for the life / non-life sources of income (loss) vary from year to year based primarily on the relative size of pretax income (loss) from the two sources. The effective tax rate for 2009 was substantially less than the applicable statutory federal income tax rate of 35% primarily due to the decrease in the valuation allowance as discussed above. Excluding this item, the effective tax rate for 2009 would have been 34.3%

Financial Condition
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
Insurance statutes regulate the type of investments that our life subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and our business and investment strategy, we generally seek to invest in United States government and government-sponsored agency securities, corporate securities and United States municipalities, states and territories rated investment grade by established nationally recognized statistical rating organizations ("NRSRO's") or in securities of comparable investment quality, if not rated and commercial mortgage loans on real estate.
The composition of our investment portfolio is summarized as follows:

	December 31,
	2011		2010
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$4,678	—%	$4,388	—%
United States Government sponsored agencies	4,338,895	17.8%	3,750,065	18.9%
United States municipalities, states and territories	3,333,383	13.7%	2,341,058	11.9%
Foreign Government obligations	72,386	0.3%	41,092	0.3%
Corporate securities	10,192,293	41.8%	7,433,176	37.5%
Residential mortgage backed securities	2,703,290	11.1%	2,878,557	14.5%
Other asset backed securities	463,390	1.9%	204,527	1.0%
Total fixed maturity securities	21,108,315	86.6%	16,652,863	84.1%
Equity securities	62,845	0.2%	65,961	0.3%
Mortgage loans on real estate	2,823,047	11.6%	2,598,641	13.1%
Derivative instruments	273,314	1.1%	479,786	2.4%
Other investments	115,930	0.5%	19,680	0.1%
	$24,383,451	100.0%	$19,816,931	100.0%
During 2011 and 2010, we received $3.2 billion and $5.2 billion, respectively, in net redemption proceeds related to calls of our callable United States Government sponsored agency securities, of which $0.2 billion and $1.6 billion, respectively, were classified as held for investment. We reinvested the proceeds from these redemptions primarily in United States Government sponsored agencies, corporate securities and United States municipalities, states, and territories classified as available for sale. At December 31, 2011, 38% of our fixed income securities have call features and 1% ($0.1 billion) were subject to call redemption. Another 22% ($4.3 billion) will become subject to call redemption during 2012.
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. Historically, we have had a high percentage of our fixed maturity securities in U.S. Government sponsored agency securities (for the most part Federal Home Loan Mortgage Corporation and Federal National Mortgage Association). While U.S. Government sponsored agency securities are of high credit quality, the call features have resulted in our excess cash position in 2011 and 2010. These calls resulted from the low interest rate and tight agency spread environment experienced in 2011 and 2010. Since 2007, when we had almost 80% of our fixed maturity portfolio invested in callable agencies, we have reallocated a significant portion of our fixed maturities from the callable agency securities to other highly rated, long-term securities. The largest portion of our fixed maturity securities are now in investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities. We have also built a portfolio of residential mortgage backed securities ("RMBS") that provide our investment portfolio a source of regular cash flow and higher yielding assets than our agency securities. Additionally, in 2009 we began building a portfolio of taxable bonds issued by municipalities, states and territories of the United States that provide us with attractive yields while consistent with our aversion to credit risk.

A summary of our fixed maturity securities by NRSRO ratings is as follows:

	December 31,
	2011		2010
Rating Agency Rating	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Aaa/Aa/A	$14,777,524	70.0%	$11,599,255	69.6%
Baa	4,945,809	23.4%	3,725,920	22.4%
Total investment grade	19,723,333	93.4%	15,325,175	92.0%
Ba	257,585	1.2%	294,200	1.8%
B	169,112	0.8%	69,033	0.4%
Caa and lower	858,694	4.1%	959,437	5.8%
In or near default	99,591	0.5%	5,018	—%
Total below investment grade	1,384,982	6.6%	1,327,688	8.0%
	$21,108,315	100.0%	$16,652,863	100.0%
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
In November 2011, the NAIC membership approved continuation of a process developed in 2009 to assess non-agency RMBS for the 2011 filing year that does not rely on NRSRO ratings. The NAIC retained the services of PIMCO Advisory to model each non-agency RMBS owned by U.S. insurers at year-end 2011 and 2010. PIMCO Advisory has provided 5 prices for each security for life insurance companies to utilize in determining the NAIC designation for each RMBS based on each insurer's statutory book value price. This process is used to determine the level of RBC requirements for non-agency RMBS.
A summary of our fixed maturity securities by NAIC designation is as follows:

	December 31, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percentage of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percentage of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$14,359,272	$15,486,571	$15,469,765	73.3%	$12,152,552	$12,246,954	$12,262,263	73.6%
2	4,894,739	5,272,759	5,272,759	25.0%	3,892,680	4,012,076	4,012,076	24.1%
3	335,642	315,406	331,996	1.6%	368,680	323,113	348,256	2.1%
4	26,674	23,989	23,989	0.1%	19,820	19,178	19,178	0.1%
5	4,932	5,756	5,756	—%	6,089	6,262	6,262	0.1%
6	3,226	4,050	4,050	—%	4,273	4,828	4,828	—%
	$19,624,485	$21,108,531	$21,108,315	100.0%	$16,444,094	$16,612,411	$16,652,863	100.0%

A summary of our RMBS by collateral type and split by NAIC designation, as well as a separate summary of securities for which we have recognized OTTI and those which we have not yet recognized any OTTI is as follows as of December 31, 2011:

Collateral Type	Principal Amount	Amortized Cost	Fair Value
	(Dollars in thousands)
OTTI has not been recognized
Government agency	$505,584	$449,720	$547,987
Prime	1,177,635	1,122,149	1,171,413
Alt-A	46,456	47,148	46,490
	$1,729,675	$1,619,017	$1,765,890
OTTI has been recognized
Prime	$693,276	$616,653	$590,477
Alt-A	471,586	382,370	346,923
	$1,164,862	$999,023	$937,400
Total by collateral type
Government agency	$505,584	$449,720	$547,987
Prime	1,870,911	1,738,802	1,761,890
Alt-A	518,042	429,518	393,413
	$2,894,537	$2,618,040	$2,703,290
Total by NAIC designation
1	$2,335,290	$2,133,582	$2,245,314
2	422,929	366,717	340,837
3	132,002	114,728	115,041
6	4,316	3,013	2,098
	$2,894,537	$2,618,040	$2,703,290
The amortized cost and fair value of fixed maturity securities at December 31, 2011, by contractual maturity are presented in Note 3 to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.

Unrealized Losses
At December 31, 2011 and 2010, the amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2011
Fixed maturity securities, available for sale:
United States municipalities, states and territories	1	$3,545	$(10)	$3,535
Corporate securities:
Finance, insurance and real estate	52	562,449	(52,186)	510,263
Manufacturing, construction and mining	32	240,637	(9,000)	231,637
Utilities and related sectors	28	226,551	(14,522)	212,029
Wholesale/retail trade	4	26,180	(1,382)	24,798
Services, media and other	9	47,937	(3,144)	44,793
Residential mortgage backed securities	95	1,077,045	(72,081)	1,004,964
Other asset backed securities	17	136,703	(5,611)	131,092
	238	$2,321,047	$(157,936)	$2,163,111
Fixed maturity securities, held for investment:
Corporate security:
Finance, insurance and real estate	1	75,932	(16,590)	59,342

Equity securities, available for sale:
Finance, insurance and real estate	7	$28,123	$(4,345)	$23,778
December 31, 2010
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$566	$(18)	$548
United States Government sponsored agencies	1	111,747	(1,646)	110,101
United States municipalities, states and territories	289	1,571,263	(53,384)	1,517,879
Corporate securities:
Finance, insurance and real estate	72	725,710	(40,604)	685,106
Manufacturing, construction and mining	110	1,094,516	(35,572)	1,058,944
Utilities and related sectors	144	980,815	(39,182)	941,633
Wholesale/retail trade	25	169,125	(6,251)	162,874
Services, media and other	17	192,151	(10,294)	181,857
Residential mortgage backed securities	98	1,470,836	(108,421)	1,362,415
Other asset backed securities	10	87,948	(4,937)	83,011
	768	$6,404,677	$(300,309)	$6,104,368
Fixed maturity securities, held for investment:
United States Government sponsored agencies	3	$746,414	$(15,309)	$731,105
Corporate security:
Finance, insurance and real estate	1	75,786	(25,143)	50,643
	4	$822,200	$(40,452)	$781,748
Equity securities, available for sale:
Finance, insurance and real estate	8	$32,782	$(1,946)	30,836
Unrealized losses decreased $163.8 million from $342.7 million at December 31, 2010 to $178.9 million at December 31, 2011. We decreased unrealized losses by recognizing $33.2 million of credit OTTI losses on residential mortgage backed securities for the year ended December 31, 2011. The remaining decrease in unrealized losses was due to changes in market interest rates on United States Government sponsored agencies and United States municipalities, states and territories and a narrowing of credit spreads in certain sectors of the corporate bond market during the year ended December 31, 2011.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
December 31, 2011
1	$1,229,962	54.9%	$(88,632)	50.8%
2	825,771	36.9%	(56,551)	32.4%
3	165,902	7.4%	(25,402)	14.6%
4	15,310	0.7%	(3,026)	1.7%
5	—	—%	—	—%
6	2,098	0.1%	(915)	0.5%
	$2,239,043	100.0%	$(174,526)	100.0%
December 31, 2010
1	$5,017,596	72.4%	$(186,066)	54.6%
2	1,619,437	23.4%	(102,931)	30.2%
3	269,555	3.9%	(49,764)	14.6%
4	17,278	0.2%	(642)	0.2%
5	—	—%	—	—%
6	2,702	0.1%	(1,358)	0.4%
	$6,926,568	100.0%	$(340,761)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 246 and 780 securities, respectively) have been in a continuous unrealized loss position, at December 31, 2011 and 2010, along with a description of the factors causing the unrealized losses is presented in Note 3 to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.

At December 31, 2011 and 2010, the amortized cost and fair value of fixed maturity securities and equity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher are considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
December 31, 2011
Fixed maturity securities:
Investment grade:
Less than six months	105	$888,771	$845,654	$(43,117)
Six months or more and less than twelve months	16	133,766	121,320	(12,446)
Twelve months or greater	32	333,116	304,408	(28,708)
Total investment grade	153	1,355,653	1,271,382	(84,271)
Below investment grade:
Less than six months	15	193,472	180,373	(13,099)
Six months or more and less than twelve months	8	56,065	50,215	(5,850)
Twelve months or greater	63	791,789	720,483	(71,306)
Total below investment grade	86	1,041,326	951,071	(90,255)
Equity securities:
Less than six months	4	17,123	15,004	(2,119)
Six months or more and less than twelve months	2	6,000	5,024	(976)
Twelve months or greater	1	5,000	3,750	(1,250)
Total equity securities	7	28,123	23,778	(4,345)
	246	$2,425,102	$2,246,231	$(178,871)
December 31, 2010
Fixed maturity securities
Investment grade:
Less than six months	656	$5,805,583	$5,611,000	$(194,583)
Six months or more and less than twelve months	1	7,874	7,848	(26)
Twelve months or greater	34	313,127	292,173	(20,954)
Total investment grade	691	6,126,584	5,911,021	(215,563)
Below investment grade:
Less than six months	5	65,359	61,296	(4,063)
Six months or more and less than twelve months	1	9,562	9,522	(40)
Twelve months or greater	75	1,025,372	904,277	(121,095)
Total below investment grade	81	1,100,293	975,095	(125,198)
Equity securities:
Less than six months	1	3,000	2,995	(5)
Six months or more and less than twelve months	2	12,782	11,588	(1,194)
Twelve months or greater	5	17,000	16,253	(747)
Total equity securities	8	32,782	30,836	(1,946)
	780	$7,259,659	$6,916,952	$(342,707)

At December 31, 2011 and 2010, the amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade and equity securities that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Carrying Value	Gross Unrealized Losses
	(Dollars in thousands)
December 31, 2011
Investment grade:
Less than six months	9	$83,332	$56,501	$(26,831)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	9	83,332	56,501	(26,831)
Below investment grade:
Less than six months	4	38,506	29,076	(9,430)
Six months or more and less than twelve months	1	7,464	5,250	(2,214)
Twelve months or greater	3	78,945	61,440	(17,505)
Total below investment grade	8	124,915	95,766	(29,149)
	17	$208,247	$152,267	$(55,980)
December 31, 2010
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—
Below investment grade:
Less than six months	2	24,645	19,648	(4,997)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	7	104,129	71,368	(32,761)
Total below investment grade	9	128,774	91,016	(37,758)
	9	$128,774	$91,016	$(37,758)

The amortized cost and fair value of fixed maturity securities at December 31, 2011 and 2010, by contractual maturity, that were in an unrealized loss position are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our residential mortgage backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
December 31, 2011
Due in one year of less	$—	$—	$—	$—
Due after one year through five years	18,066	16,725	—	—
Due after five years through ten years	374,616	356,620	—	—
Due after ten years through twenty years	359,672	319,977	—	—
Due after twenty years	354,945	333,733	75,932	59,342
	1,107,299	1,027,055	75,932	59,342
Residential mortgage backed securities	1,077,045	1,004,964	—	—
Other asset backed securities	136,703	131,092	—	—
	$2,321,047	$2,163,111	$75,932	$59,342
December 31, 2010
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	30,367	29,858	—	—
Due after five years through ten years	245,978	238,108	—	—
Due after ten years through twenty years	1,249,052	1,201,090	—	—
Due after twenty years	3,320,496	3,189,886	822,200	781,748
	4,845,893	4,658,942	822,200	781,748
Residential mortgage backed securities	1,470,836	1,362,415	—	—
Other asset backed securities	87,948	83,011	—	—
	$6,404,677	$6,104,368	$822,200	$781,748
International Exposure
We hold fixed maturity securities with international exposure. As of December 31, 2011 and 2010, 9% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. All of these securities are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2). Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	December 31, 2011
	Amortized Cost	Carrying Amount/Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
PIIGS (1)	$156,771	$140,148	0.7%
Asia/Pacific	57,649	64,159	0.3%
Non-PIIGS Europe	841,972	874,665	4.1%
Latin America	78,104	84,172	0.4%
Non-U.S. North America	397,447	444,671	2.1%
Australia & New Zealand	199,129	207,363	1.0%
Other	82,169	94,911	0.5%
	$1,813,241	$1,910,089	9.1%
(1) Portugal, Ireland, Italy, Greece and Spain continue to cause credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. None of our foreign government obligations were held in any of these countries.

Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our RMBS as we monitor all of our RMBS on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At December 31, 2011, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Investment grade
Corporate fixed maturity securities:
Finance	4	64,455	(22,202)	42,253	4-13	1-5
Industrial	3	18,286	(4,151)	14,135	5-16	0-2
Below investment grade
Corporate fixed maturity securities:
Finance	1	3,899	—	3,899	—	—
	8	86,640	(26,353)	60,287
Our analysis of these securities that we have determined are temporarily impaired and their credit performance at December 31, 2011 is as follows:
Finance:  The decline in value of these securities is due to the continued wide spreads as a result of the ongoing concerns relating to capital, asset quality and earnings stability due to the financial events of the past three years and the ongoing events in the Eurozone, specifically the sovereign debt crisis. While these issuers have had their financial position and profitability weakened by the credit and liquidity crisis, we have determined that these securities were not other than temporarily impaired due to our evaluation of the operating performance and the credit worthiness of each individual issuer.
Industrial:  The decline in value of these securities relates to operational issues and alleged fraudulent activities resulting in a change in leadership. These issues have caused the price for these securities to decline; however, the company has strong liquidity and ample time to strengthen its credit profile. We have determined that these securities were not other than temporarily impaired due to the issuer's very strong market position and a consistent history of strong operating performance, improving economic conditions and rising security prices.
We do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost and, as such, there were no other than temporary impairments on these securities at December 31, 2011.
Other Than Temporary Impairments
We have a policy and process in place to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments. We recognized other than temporary impairments and additional credit losses on a number of securities for which we have previously recognized OTTI. A summary of OTTI is presented in Note 3 to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.
Several factors led us to believe that full recovery of amortized cost will not be expected. A discussion of these factors and our policy and process in place to identify securities that could potentially have impairment that is other than temporary is in Note 3 to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.

Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts net of allowances for loan loss. At December 31, 2011 and 2010, the largest principal amount outstanding for any single mortgage loan was $10.2 million and $10.7 million, respectively, and the average loan size was $2.4 million for both 2011 and 2010. We have the contractual ability to pursue full personal recourse on 13.6% of the loans and partial personal recourse on 31.7% of the loans, and master leases provide us recourse against the principals of the borrowing entity on 4.7% of the loans. In addition, the average loan to value ratio for the overall portfolio was 54.5% and 54.7% at December 31, 2011 and 2010, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we may obtain a current appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 of our audited consolidated financial statements of this Form 10-K, which is incorporated by reference in this Item 7.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At December 31, 2011, we had commitments to fund commercial mortgage loans totaling $18.5 million, with fixed interest rates ranging from 5.35% to 6.00%.
See Note 4 to our audited consolidated financial statements in this Form 10-K for a presentation of our specific and general loan loss allowances, impaired loans, foreclosure activity and troubled debt restructure analysis.
We recorded impairment losses of $24.5 million on 32 mortgage loans with outstanding principal due totaling $99.4 million, impairment losses of $12.2 million on 9 loans with outstanding principal due totaling $31.0 million and impairment losses of $6.5 million on 5 loans with outstanding principal due totaling $18.4 million during the years ended December 31, 2011, 2010 and 2009, respectively.
At December 31, 2011, we have thirteen mortgage loans that are in the process of being satisfied by taking ownership of the real estate serving as collateral on the loan. These thirteen loans have a total outstanding principal balance of $38.9 million for which we have recorded specific loan loss allowances totaling $11.5 million ($7.4 million in 2011 and $4.1 million in 2010). We also have 24 commercial mortgage loans at December 31, 2011 with a total outstanding principal balance of $67.4 million that have been given "workout" terms which generally allow for interest only payments. We recorded specific loan loss allowances on four of the "workout" loans (aggregate principal balance of $11.4 million) of $3.7 million ($3.4 million in 2011 and $0.3 million in 2010). At December 31, 2011, we have two commercial mortgage loans with a total outstanding principal balance of $6.6 million that were delinquent (60 days or more at the reporting date) in their principal and interest payments and we recorded a specific loan loss allowance on one of these loans (principal balance of $3.9 million) of $1.5 million in 2011. The total outstanding principal balance of these 43 loans is $130.7 million, which represents less than 5% of our total mortgage loan portfolio.
Mortgage loans summarized in the following table represent all loans that we are either not currently collecting or those we feel it is probable we will not collect all amounts due according to the contractual terms of the loan agreements (all loans that we have worked with the borrower to alleviate short-term cash flow issues, loans delinquent for 60 days or more at the reporting date, loans we have determined to be collateral dependent and loans that we have recorded specific impairments on that we feel may continue to have performance issues).

	December 31,
	2011	2010
	(Dollars in thousands)
Impaired mortgage loans with allowances	$67,698	$31,027
Impaired mortgage loans with no allowance for losses	63,023	81,994
Allowance for probable loan losses	(23,664)	(13,224)
Net carrying value of impaired mortgage loans	$107,057	$99,797
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
We recognize all derivative instruments as assets or liabilities in the consolidated balance sheets at fair value. A presentation of our derivative instruments along with a discussion of the business strategy involved with our derivatives is included in Note 5 to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.

Concurrently with the issuance of our 3.5% Convertible Senior Notes due in 2015 (the "2015 notes"), we entered into hedge transactions (the "2015 notes hedges") with two counterparties whereby we have the option to receive the cash equivalent of the conversion spread on approximately 16.0 million shares of our common stock based upon a strike price of $12.50 per share, subject to certain conversion rate adjustments in the 2015 notes. These options expire on September 15, 2015 and must be settled in cash. The aggregate cost of the 2015 notes hedges was $37.0 million. The 2015 notes hedges are accounted for as derivative assets, and are included in Other assets in our Consolidated Balance Sheets. The estimated fair value of the 2015 notes hedges was $45.6 million and $66.6 million as of December 31, 2011 and 2010, respectively.
The conversion option of the 2015 notes (the "2015 notes embedded conversion derivative") is an embedded derivative that requires bifurcation from the 2015 notes and is accounted for as a derivative liability, which is included in Other liabilities on our Consolidated Balance Sheets. The fair value of the 2015 notes embedded conversion derivative at the time of issuance of the 2015 notes was $37.0 million, and was recorded as the original debt discount for purposes of accounting for the debt component of the 2015 notes. This discount will be recognized as interest expense using the effective interest method over the term of the 2015 notes. The estimated fair value of the 2015 notes embedded conversion derivative was $45.6 million and $66.6 million as of December 31, 2011 and 2010, respectively.
Liabilities
Our liability for policy benefit reserves increased to $28.1 billion at December 31, 2011 compared to $23.7 billion at December 31, 2010, primarily due to additional annuity sales as discussed above. Substantially all of our annuity products have a surrender charge feature designed to reduce the risk of early withdrawal or surrender of the policies and to compensate us for our costs if policies are withdrawn early. Notwithstanding these policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates and other factors.
See Note 9 to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7 for discussion of our notes payable and borrowings under repurchase agreements.
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
Liquidity requirements are met primarily by funds provided from operations. Our life subsidiaries generally receive adequate cash flow from annuity deposits and investment income to meet their obligations. Annuity and life insurance liabilities are generally long-term in nature. However, a primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges, that help limit and discourage early withdrawals. At December 31, 2011, approximately 96% of our annuity liabilities were subject to penalty upon surrender, with a weighted average remaining surrender charge period of 10.2 years and a weighted average surrender charge rate of 15.5%.
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $3.2 billion for the year ended December 31, 2011 compared to $2.8 billion for the year ended December 31, 2010 with the increase primarily attributable to a $573.8 million increase in net annuity deposits after coinsurance and a $170.3 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans. As reported above under Financial Condition - Investments, during 2011 and 2010 we experienced a significant amount of calls of United States Government sponsored agency securities. As a result we have had elevated levels of short-term investments and cash and cash equivalents during 2011 and 2010. We have been reinvesting the proceeds from the called securities in United States Government sponsored agency securities, investment grade corporate fixed maturity securities and United States municipalities, states and territories securities with yields that meet our investment spread objectives. The accelerated pace of these calls may continue in 2012. At December 31, 2011, 38% of our fixed income securities have call features and 1% ($0.1 billion) were subject to call redemption. Another 22% ($4.3 billion) will become subject to call redemption during 2012. If interest rates remain unchanged from December 31, 2011 levels we expect many of the securities callable in 2012 to be called. Our ability to continue to reinvest the proceeds from called securities in assets with acceptable credit quality and yield characteristics similar to the called securities will be dependent on future market conditions.

Liquidity of Parent Company
We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt, including the convertible senior notes and subordinated debentures issued to subsidiary trusts, pay operating expenses and pay dividends to stockholders. Our assets consist primarily of the capital stock and surplus notes of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. These sources provide adequate cash flow to us to meet our current and reasonably foreseeable future obligations and we expect they will be adequate to fund our parent company cash flow requirements in 2012.
The ability of our life insurance subsidiaries to pay dividends or distributions, including surplus note payments, will be limited by applicable laws and regulations of the states in which our life insurance subsidiaries are domiciled, which subject our life insurance subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, our insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay.
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2012, up to $195.5 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $671.3 million of statutory earned surplus at December 31, 2011.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of December 31, 2011, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to meet this rating objective. However, this capital may not be sufficient if significant future losses are incurred or A.M. Best modifies its rating criteria and, given the current market conditions, access to additional capital could be limited.
The transfer of funds by American Equity Life is also restricted by a covenant in our line of credit agreement which requires American Equity Life to maintain a minimum risk-based capital ratio of 275%. American Equity Life's risk-based capital ratio was 346% at December 31, 2011.
Statutory accounting practices prescribed or permitted for our life subsidiaries differ in many respects from those governing the preparation of financial statements under GAAP. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. Information as to statutory capital and surplus and statutory net income for our life subsidiaries as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 is included in note 12 to our audited consolidated financial statements.
As discussed in Note 9 to our audited consolidated financial statements, during 2011, we terminated the $150 million line of credit and entered into a $160 million revolving line of credit agreement. The new revolving line of credit terminates on January 28, 2014, and borrowings are available for general corporate purposes of the parent company and its subsidiaries.
During the fourth quarter of 2011, we retired $46.3 million principal amount of the 2024 notes at par as holders required us to repurchase the notes at the initial put date of December 15, 2011, utilizing cash generated from the issuance of the 2029 notes.
During the third quarter 2010, we issued $200.0 million principal amount of the 2015 notes. Concurrently with the issuance of the 2015 notes, we entered into hedge transactions (the "2015 notes hedges") with two counterparties whereby we have the option to receive the cash equivalent of approximately 16.0 million shares of our common stock based upon a strike price of $12.50 per share, subject to certain conversion rate adjustments in the 2015 notes. In separate transactions, we also sold warrants (the "2015 warrants") to two counterparties for the purchase of up to approximately 16.0 million shares of our common stock at a price of $16.00 per share. The 2015 notes, 2015 notes hedges and 2015 warrants produced net cash proceeds of $171.9 million. We used $150.0 million of these proceeds to pay off the amount drawn on our now terminated revolving line of credit.
During 2009, we retired $37.2 million of the 2024 notes by issuing five millions shares of our common stock to holders of these notes. This transaction increased our equity by $33.1 million and reduced our liabilities by $32.7 million. Also during 2009, we issued $115.8 million of the 2029 notes with $52.2 million issued for cash and the remaining $63.6 million issued in exchange for the same amount of our 2024 notes. During 2011, we used $46.3 million of the proceeds from the 2029 notes to retire the $46.3 million principal amount of the 2024 notes discussed above. The remaining proceeds from issuing the 2029 notes are available to be used for general corporate purposes.

We have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.
In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2011.

	Payments Due by Period
	Total	Less Than 1 year	1–3 Years	4–5 Years	After 5 Years
	(Dollars in thousands)
Annuity and single premium universal life products (1)	$29,203,473	$1,824,316	$5,974,793	$4,161,891	$17,242,473
Notes payable, including interest payments (2)	394,775	14,564	173,211	207,000	—
Subordinated debentures, including interest payments (3)	653,193	13,726	27,453	27,453	584,561
Operating leases	11,677	1,437	2,566	2,423	5,251
Mortgage loan funding	18,515	18,515	—	—	—
Total	$30,281,633	$1,872,558	$6,178,023	$4,398,767	$17,832,285

(1)
Amounts shown in this table are projected payments through the year 2031 which we are contractually obligated to pay to our annuity policyholders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency, when applicable. These assumptions are based on our historical experience.

(2)	Period that principal amounts are due is determined by the earliest of the call/put date or the maturity date of each note payable.

(3)	Amount shown is net of equity investments in the capital trusts due to the contractual right of offset upon repayment of the notes.
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
Valuation of Investments
Our fixed maturity securities (bonds and redeemable preferred stocks maturing more than one year after issuance) and equity securities (common and perpetual preferred stocks) classified as available for sale are reported at fair value. Unrealized gains and losses, if any, on these securities are included directly in stockholders' equity as a component of accumulated other comprehensive income (loss), net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements. Unrealized gains and losses represent the difference between the amortized cost or cost basis and the fair value of these investments. We use significant judgment within the process used to determine fair value of these investments.
GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. We categorize our investments into three levels of fair value hierarchy based on the priority of inputs used in determining fair value. The hierarchy defines the highest priority inputs (Level 1) as quoted prices in active markets for identical assets or liabilities. The lowest priority inputs (Level 3) are our own assumptions about what a market participant would use in determining fair value such as estimated future cash flows. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

We categorize investments recorded at fair value in the consolidated balance sheets as follows:

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

The following table presents the fair value of fixed maturity and equity securities, available for sale, by pricing source and hierarchy level as of December 31, 2011 and 2010, respectively:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
December 31, 2011
Priced via third party pricing services	$108,104	$18,201,877	$—	$18,309,981
Priced via independent broker quotations	—	194,143	—	194,143
Priced via matrices	—	—	—	—
Priced via other methods	—	20,732	2,098	22,830
	$108,104	$18,416,752	$2,098	$18,526,954
% of Total	0.6%	99.4%	—%	100.0%
December 31, 2010
Priced via third party pricing services	$122,543	$13,045,622	$—	$13,168,165
Priced via independent broker quotations	—	2,524,103	—	2,524,103
Priced via matrices	—	—	—	—
Priced via other methods	—	201,654	2,702	204,356
	$122,543	$15,771,379	$2,702	$15,896,624
% of Total	0.8%	99.2%	—%	100.0%
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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis of inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of December 31, 2011 and 2010.
Evaluation of Other Than Temporary Impairments and Allowance for Loan Loss
The evaluation of investments for other than temporary impairments involves significant judgment and estimates by management. We review and analyze all investments on an ongoing basis for changes in market interest rates and credit deterioration. This review process includes analyzing our ability to recover the amortized cost or cost basis of each investment that has a fair value that is lower than its amortized cost or cost and requires a high degree of management judgment and involves uncertainty. The evaluation of securities for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties.
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
If we do not intend to sell and it is not more likely than not we will be required to sell the debt security but also do not expect to recover the entire amortized cost basis of the security, an impairment loss would be recognized in operations in the amount of the expected credit loss. We determine the amount of expected credit loss by calculating the present value of the cash flows expected to be collected discounted at each security's acquisition yield based on our consideration of whether the security was of high credit quality at the time of acquisition. The difference between the present value of expected future cash flows and the amortized cost basis of the security is the amount of credit loss recognized in operations. The remaining amount of the other than temporary impairment is recognized in other comprehensive income.
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
Since 2008, we have had a population of mortgage loans that we have been carrying with workout terms (e.g. interest only periods, period of suspended payments, etc.) and a population of mortgage loans that have been in a delinquent status (i.e. more than 60 days past due). It is from this population that we have been recognizing some impairment loss due to nonpayment and eventual satisfaction of the loan by taking ownership of the collateral real estate. In most cases the fair value of the collateral less estimated costs to sell such collateral has been less than the outstanding principal amount of the mortgage loan.
Our general loan loss allowance as of December 31, 2010 was calculated on the cumulative outstanding principal on loans making up the group of loans currently in workout terms and loans currently more than 60 days past due. We applied a factor to the total outstanding principal of these loans that is calculated as the average specific impairment loss for the most recent 4 quarters divided by the sum of the average of the total outstanding principal of delinquent loans for the most recent 4 quarters and the average of the total outstanding principal of loans in workout for the most recent 4 quarters.
We modified the calculation for determining our general loan loss allowance during the year ended December 31, 2011. The group of loans that we are now analyzing collectively are those that have a debt service coverage ratio (DSCR) of less than 1.0. The DSCR is calculated by dividing the net operating income of the mortgaged property by the contractual principal and interest payment due for the corresponding period. We developed the loss rates to apply to this group of loans by dividing the specific impairment loss for the most recent 4 quarters by the principal outstanding of the loans with a DSCR of less than 1.0.
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

Accounting for derivatives prescribes that the contractual obligations for future annual index credits are treated as a "series of embedded derivatives" over the expected life of the applicable contracts. Policy liabilities for fixed index annuities are equal to the sum of the "host" (or guaranteed) component and the embedded derivative component for each fixed index annuity policy. The host value is established at inception of the contract and accreted over the policy's life at a constant rate of interest. We estimate the fair value of the embedded derivative component at each valuation date by (i) projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and (ii) discounting the excess of the projected contract value amounts at the applicable risk free interest rates adjusted for our nonperformance risk related to those liabilities. The projections of policy contract values are based on our best estimate assumptions for future policy growth and future policy decrements. Our best estimate assumptions for future policy growth include assumptions for the expected index credits on the next policy anniversary date which are derived from the fair values of the underlying call options purchased to fund such index credits and the expected costs of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary. The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as were used to project policy contract values. The amounts reported in the consolidated statements of operations as "Interest sensitive and index product benefits" represent amounts credited to policy liabilities pursuant to accounting by insurance companies for certain long-duration contracts which include index credits through the most recent policy anniversary. The amounts reported in the consolidated statements of operations as "Changes in fair value of embedded derivatives" equal the change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the long-duration contracts accounting standard at each balance sheet date.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at December 31, 2011 were to increase by100 basis points, our reserves for fixed index annuities would decrease by $160.0 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $96.5 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase our reserves for fixed index annuities by $178.1 million recorded through operations as a increase in the change in fair value of embedded derivatives and increase our combined balance for deferred policy acquisition costs and deferred sales inducements by $108.2 million recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.
Deferred Policy Acquisition Costs and Deferred Sales Inducements
Costs relating to the production of new business are not expensed when incurred but instead are capitalized as deferred policy acquisition costs or deferred sales inducements. Only costs which are expected to be recovered from future policy revenues and gross profits may be deferred.
Deferred policy acquisition costs and deferred sales inducements are subject to loss recognition testing on a quarterly basis or when an event occurs that may warrant loss recognition. Deferred policy acquisition costs consist principally of commissions and certain costs of policy issuance. Deferred sales inducements consist of premium and interest bonuses credited to policyholder account balances. See New Accounting Pronouncements in Note 1 to our audited consolidated financial statements in this Form 10-K for discussion of an accounting standards update that modifies the definition of the types of costs that can be capitalized as deferred policy acquisition costs.
For annuity products, these costs are being amortized generally in proportion to expected gross profits from interest margins and, to a lesser extent, from product charges. Current and future period gross profits/margins for fixed index annuities also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. Current period amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. Our estimates of future gross profits/margins are based on actuarial assumptions related to the underlying policies terms, lives of the policies, yield on investments supporting the liabilities and level of expenses necessary to maintain the polices over their entire lives. Revisions are made based on historical results and our best estimates of future experience.
The impact of unlocking during 2011 was a $5.0 million decrease in amortization of deferred sales inducements and a $9.1 million decrease in amortization of deferred policy acquisition costs. The impact of unlocking in 2011 was primarily due to account balance true ups as of September 30, 2011 and adjustments to future period assumptions for interest margins and surrenders. The impact of unlocking during 2010 was a $0.3 million increase in the amortization of deferred sales inducements and a $1.4 million increase in amortization of deferred policy acquisition costs. The impact of unlocking during 2010 was primarily due to adjustments made to future period assumptions for interest margins, surrenders, lifetime income benefit rider utilization and reinsurance costs. There were no changes in our estimated future gross profits in 2009 that resulted in unlocking adjustments to the deferred policy acquisition costs and deferred sales inducements balances.
Estimated future gross profits vary based on a number of sources including investment spread margins, surrender charge income, policy persistency, policy administrative expenses and realized gains and losses on investments including credit related other than temporary impairment losses. Estimated future gross profits are most sensitive to changes in investment spread margins which are the most significant component of gross profits. If estimated gross profits for all future years on business in force at December 31, 2011 were to increase by 10%, our combined balance for deferred policy acquisition costs and deferred sales inducements at December 31, 2011 would increase by $74.9 million recorded through operations as a decrease to amortization of deferred policy acquisition costs and deferred sales inducements. Correspondingly, a 10% decrease in estimated gross profits for all future years would result in a $84.9 million decrease in the combined December 31, 2011 balances recorded through operations as an increase to amortization of deferred policy acquisition costs and deferred sales inducements.

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
New Accounting Pronouncements
See Note 1 to our audited consolidated financial statements in this Form 10-K beginning on page F-13, which is incorporated by reference in this Item 7, for new accounting pronouncement disclosures.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We seek to invest our available funds in a manner that will maximize shareholder value and fund future obligations to policyholders and debtors, subject to appropriate risk considerations. We seek to meet this objective through investments that: (i) consist substantially of investment grade fixed maturity securities, (ii) have projected returns which satisfy our spread targets and (iii) have characteristics which support the underlying liabilities. Many of our products incorporate surrender charges, market interest rate adjustments or other features to encourage persistency.
We seek to maximize the total return on our available for sale investments through active investment management. Accordingly, we have determined that our available for sale portfolio of fixed maturity securities is available to be sold in response to: (i) changes in market interest rates, (ii) changes in relative values of individual securities and asset sectors, (iii) changes in prepayment risks, (iv) changes in credit quality outlook for certain securities, (v) liquidity needs and (vi) other factors. An OTTI shall be considered to have occurred when we have an intention to sell available for sale securities in an unrealized loss position. If we do not intend to sell a debt security, we consider all available evidence to make an assessment of whether it is more likely than not that we will be required to sell the security before the recovery of its amortized cost basis. If it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, an OTTI will be considered to have occurred. We have a portfolio of held for investment securities which principally consists of long duration bonds issued by U.S. government agencies. These securities are purchased to secure long-term yields which meet our spread targets and support the underlying liabilities.
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at December 31, 2011. The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for fixed index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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
If interest rates were to increase 10% (29 basis points) from levels at December 31, 2011, we estimate that the fair value of our fixed maturity securities would decrease by approximately $540.0 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $154.9 million in the accumulated other comprehensive income and a decrease to stockholders' equity. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition—Liquidity for Insurance Operations for a further discussion of the liquidity risk.
At December 31, 2011, 38% of our fixed income securities have call features and 1% ($0.1 billion) were subject to call redemption. Another 22% ($4.3 billion) will become subject to call redemption during 2012. During the years ended December 31, 2011 and 2010, we received $3.2 billion and $5.2 billion, respectively, in net redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on our annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for fixed index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At December 31, 2011, approximately 99% of our annuity liabilities are subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.
With respect to our fixed index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products. For the years ended December 31, 2011, 2010 and 2009, the annual index credits to policyholders on their anniversaries were $448.2 million, $454.7 million and $94.6 million, respectively. Proceeds received at expiration or gains recognized upon early termination of these options related to such credits were $454.2 million, $438.4 million and $82.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The difference between proceeds received at expiration or gains recognized upon early termination of these options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us.
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
In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2011 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has determined that we maintained effective internal control over financial reporting as of December 31, 2011.
The Company's independent registered public accounting firm, KPMG LLP, issued an attestation report on the effectiveness of management's internal control over financial reporting. This report appears on page F-2.

(c)	Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2011 which has not been previously reported.

PART III
The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 7, 2012 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2011.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of February, 2012.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
By:	/s/ WENDY C. WAUGAMAN
Wendy C. Waugaman, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date

/s/ WENDY C. WAUGAMAN	Chief Executive Officer, President and Director (Principal Executive Officer)	February 29, 2012
Wendy C. Waugaman
/s/ JOHN M. MATOVINA	Vice Chairman, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	February 29, 2012
John M. Matovina
/s/ TED M. JOHNSON	Vice President—Controller (Principal Accounting Officer)	February 29, 2012
Ted M. Johnson
/s/ D.J. NOBLE	Executive Chairman and Director	February 29, 2012
D.J. Noble
/s/ JOYCE A. CHAPMAN	Director	February 29, 2012
Joyce A. Chapman
/s/ ALEXANDER M. CLARK	Director	February 29, 2012
Alexander M. Clark
/s/ JAMES M. GERLACH	Director	February 29, 2012
James M. Gerlach
/s/ ROBERT L. HILTON	Director	February 29, 2012
Robert L. Hilton
/s/ ROBERT L. HOWE	Director	February 29, 2012
Robert L. Howe
/s/ DAVID S. MULCAHY	Director	February 29, 2012
David S. Mulcahy
/s/ GERARD D. NEUGENT	Director	February 29, 2012
Gerard D. Neugent
/s/ DEBRA J. RICHARDSON	Director	February 29, 2012
Debra J. Richardson
/s/ A.J. STRICKLAND, III	Director	February 29, 2012
A.J. Strickland, III
/s/ HARLEY A. WHITFIELD	Director	February 29, 2012
Harley A. Whitfield

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American Equity Investment Life Holding Company:
We have audited the accompanying consolidated balance sheets of American Equity Investment Life Holding Company and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules listed in the Index on page F-1. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Des Moines, Iowa
February 29, 2012

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2011	2010
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2011 - $16,980,279 ; 2010 - $15,621,894)	$18,464,109	$15,830,663
Held for investment, at amortized cost (fair value: 2011 - $2,644,422 ; 2010 - $781,748)	2,644,206	822,200
Equity securities, available for sale, at fair value (cost: 2011 - $58,438 ; 2010 - $61,185)	62,845	65,961
Mortgage loans on real estate	2,823,047	2,598,641
Derivative instruments	273,314	479,786
Other investments	115,930	19,680
Total investments	24,383,451	19,816,931

Cash and cash equivalents	404,952	597,766
Coinsurance deposits	2,818,642	2,613,191
Accrued investment income	228,937	167,645
Deferred policy acquisition costs	1,683,857	1,747,760
Deferred sales inducements	1,242,787	1,227,328
Deferred income taxes	21,981	143,253
Income taxes recoverable	8,441	6,134
Other assets	81,671	106,755
Total assets	$30,874,719	$26,426,763

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$28,118,716	$23,655,807
Other policy funds and contract claims	400,594	222,860
Notes payable	297,608	330,835
Subordinated debentures	268,593	268,435
Other liabilities	380,529	1,010,779
Total liabilities	29,466,040	25,488,716

Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized, 2011and 2010 - no shares issued and outstanding	—	—
Common stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding: 2011 - 57,836,540 shares (excluding 5,616,595 treasury shares); 2010 - 56,968,446 shares (excluding 5,874,392 treasury shares)	57,837	56,968
Additional paid-in capital	468,281	454,454
Unallocated common stock held by ESOP; 2011 - 336,093 shares; 2010 - 447,048 shares	(3,620)	(4,815)
Accumulated other comprehensive income	457,229	81,820
Retained earnings	428,952	349,620
Total stockholders' equity	1,408,679	938,047
Total liabilities and stockholders' equity	$30,874,719	$26,426,763
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Traditional life insurance premiums	$12,151	$11,982	$12,654
Annuity product charges	76,189	69,075	63,358
Net investment income	1,218,780	1,036,106	932,172
Change in fair value of derivatives	(114,728)	168,862	216,896
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	(18,641)	23,726	51,279
OTTI losses on investments:
Total OTTI losses	(20,180)	(19,544)	(220,415)
Portion of OTTI losses recognized in (from) other comprehensive income	(13,796)	(4,323)	133,644
Net OTTI losses recognized in operations	(33,976)	(23,867)	(86,771)
Loss on extinguishment of debt	—	(292)	(675)
Total revenues	1,139,775	1,285,592	1,188,913

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	7,870	8,251	8,889
Interest sensitive and index product benefits	775,757	733,218	347,883
Amortization of deferred sales inducements	71,781	59,873	39,999
Change in fair value of embedded derivatives	(105,194)	130,950	529,508
Interest expense on notes payable	31,633	22,125	14,853
Interest expense on subordinated debentures	13,977	14,906	15,819
Interest expense on amounts due under repurchase agreements	30	—	534
Amortization of deferred policy acquisition costs	143,478	136,388	88,009
Other operating costs and expenses	67,529	114,615	57,255
Total benefits and expenses	1,006,861	1,220,326	1,102,749
Income before income taxes	132,914	65,266	86,164
Income tax expense	46,666	22,333	17,634
Net income	$86,248	$42,933	$68,530

Earnings per common share	$1.45	$0.73	$1.22
Earnings per common share - assuming dilution	$1.37	$0.68	$1.18
Weighted average common shares outstanding (in thousands):
Earnings per common share	59,482	58,507	56,138
Earnings per common share - assuming dilution	63,619	64,580	58,915
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2008	50,739	376,782	(6,336)	(147,376)	223,035	496,844
Cumulative effect of noncredit OTTI, net	—	—	—	(20,094)	25,240	5,146
Other comprehensive income:
Net income for the year	—	—	—	—	68,530	68,530
Change in net unrealized investment gains/losses	—	—	—	223,882	—	223,882
Noncredit component of OTTI losses, available for sale securities, net	—	—	—	(86,868)	—	(86,868)
Other comprehensive income						205,544
Issuance of treasury stock	5	50	—	—	(18)	37
Acquisition of 12,362 shares of common stock	(12)	(40)	—	—	—	(52)
Allocation of 61,040 shares of common stock by ESOP, including excess income tax benefits	—	(168)	657	—	—	489
Share-based compensation, including excess income tax benefits	—	4,261	—	—	—	4,261
Issuance of 5,000,000 shares of common stock in exchange for notes payable	5,000	26,226	—	—	—	31,226
Issuance of convertible debt	—	15,162	—	—	—	15,162
Issuance of 132,300 shares of common stock	132	292	—	—	—	424
Issuance of 339,015 shares of common stock under compensation plans, including excess income tax benefits	339	(340)	—	—	—	(1)
Dividends on common stock ($0.08 per share)	—	—	—	—	(4,457)	(4,457)
Balance at December 31, 2009	56,203	422,225	(5,679)	(30,456)	312,330	754,623
Other comprehensive income:
Net income for the year	—	—	—	—	42,933	42,933
Change in net unrealized investment gains/losses	—	—	—	111,097	—	111,097
Noncredit component of OTTI losses, available for sale securities, net	—	—	—	1,179	—	1,179
Other comprehensive income						155,209
Conversion of $60 of subordinated debentures	7	49	—	—	—	56
Acquisition of 104,661 shares of common stock	(105)	(1,119)	—	—	—	(1,224)
Allocation of 80,224 shares of common stock by ESOP, including excess income tax benefits	—	(23)	864	—	—	841
Share-based compensation, including excess income tax benefits	—	12,239	—	—	—	12,239
Issuance of 862,504 shares of common stock under compensation plans, including excess income tax benefits	863	5,483	—	—	—	6,346
Issuance of warrants	—	15,600	—	—	—	15,600
Dividends on common stock ($0.10 per share)	—	—	—	—	(5,643)	(5,643)
Balance at December 31, 2010	$56,968	$454,454	$(4,815)	$81,820	$349,620	$938,047

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Other comprehensive income:
Net income for the year	—	—	—	—	86,248	86,248
Change in net unrealized investment gains/losses	—	—	—	371,346	—	371,346
Noncredit component of OTTI losses, available for sale securities, net	—	—	—	4,063	—	4,063
Other comprehensive income						461,657
Acquisition of 48,235 shares of common stock	(48)	(436)	—	—	—	(484)
Allocation of 110,955 shares of common stock by ESOP, including excess income tax benefits	—	60	1,195	—	—	1,255
Share-based compensation, including excess income tax benefits	—	10,320	—	—	—	10,320
Issuance of 916,329 shares of common stock under compensation plans, including excess income tax benefits	917	3,883	—	—	—	4,800
Dividends on common stock ($0.12 per share)	—	—	—	—	(6,916)	(6,916)
Balance at December 31, 2011	$57,837	$468,281	$(3,620)	$457,229	$428,952	$1,408,679
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income	$86,248	$42,933	$68,530
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	775,757	733,218	347,883
Amortization of deferred sales inducements	71,781	59,873	39,999
Annuity product charges	(76,189)	(69,075)	(63,358)
Change in fair value of embedded derivatives	(105,194)	130,950	529,508
Increase in traditional life and accident and health insurance reserves	76,220	43,921	9,960
Policy acquisition costs deferred	(478,834)	(402,607)	(305,477)
Amortization of deferred policy acquisition costs	143,478	136,388	88,009
Provision for depreciation and other amortization	18,970	11,580	5,904
Amortization of discounts and premiums on investments	(154,483)	(240,532)	(212,498)
Loss on extinguishment of debt	—	292	675
Realized gains/losses on investments and net OTTI losses recognized in operations	52,617	141	35,492
Change in fair value of derivatives	112,608	(141,719)	(219,154)
Deferred income taxes	(80,869)	(118,048)	(56,150)
Share-based compensation	9,339	11,993	4,630
Change in accrued investment income	(61,292)	(53,987)	(21,902)
Change in income taxes recoverable/payable	(2,307)	97,550	(117,817)
Change in other assets	5,005	(26,516)	(10,877)
Change in other policy funds and contract claims	177,734	103,457	8,198
Change in collateral held for derivatives	(215,775)	35,075	346,118
Change in other liabilities	(77,082)	64,776	40,637
Other	59	812	(1,759)
Net cash provided by operating activities	277,791	420,475	516,551

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities—available for sale	3,705,605	4,568,499	2,975,790
Fixed maturity securities—held for investment	219,372	1,585,267	2,057,023
Equity securities, available for sale	2,958	46,187	22,727
Mortgage loans on real estate	206,741	145,754	109,969
Derivative instruments	506,057	492,058	79,341
Short-term investments	—	600,000	—
Other investments	2,274	—	—
Acquisitions of investments:
Fixed maturity securities—available for sale	(5,347,839)	(8,544,788)	(6,742,292)
Fixed maturity securities—held for investment	(1,940,163)	(745,207)	—
Equity securities, available for sale	—	(10,125)	(6,674)
Mortgage loans on real estate	(481,680)	(317,250)	(249,162)
Derivative instruments	(395,938)	(331,263)	(257,435)
Short-term investments	—	(599,746)	—
Other investments	(77,955)	(456)	(46)
Purchases of property, furniture and equipment	(5,265)	(5,318)	(2,971)
Net cash used in investing activities	(3,605,833)	(3,116,388)	(2,013,730)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$5,090,114	$4,668,719	$3,677,558
Coinsurance deposits	(122,415)	(267,638)	(555,500)
Return of annuity policyholder account balances	(1,800,157)	(1,637,062)	(1,418,797)
Financing fees incurred and deferred	(1,566)	(6,800)	(2,751)
Proceeds from notes payable	—	200,000	127,225
Repayments of notes payable	(46,251)	(156,641)	(4,110)
Purchase of 2015 notes hedges	—	(37,000)	—
Acquisition of common stock	(484)	(1,224)	(34)
Excess tax benefits realized from share-based compensation plans	1,061	480	93
Proceeds from issuance of common stock	4,686	6,124	1,061
Proceeds from issuance of warrants	—	15,600	—
Equity issue costs incurred	—	—	(1,364)
Change in checks in excess of cash balance	17,156	(13,238)	(8,605)
Dividends paid	(6,916)	(5,643)	(4,457)
Net cash provided by financing activities	3,135,228	2,765,677	1,810,319
Increase (decrease) in cash and cash equivalents	(192,814)	69,764	313,140
Cash and cash equivalents at beginning of year	597,766	528,002	214,862
Cash and cash equivalents at end of year	$404,952	$597,766	$528,002

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$30,650	$25,802	$19,669
Income taxes	129,250	143,748	191,878
Income tax refunds received	466	101,395	—
Non-cash operating activity:
Deferral of sales inducements	385,123	370,714	292,791
Non-cash investing activity:
Real estate acquired in satisfaction of mortgage loans	20,978	7,408	12,268
Mortgage loan on real estate sold	1,215	—	—
Non-cash financing activities:
Conversion of subordinated debentures	—	60	—
Stock issued in retirement of debt	—	—	31,250
Retirement of debt through debt exchange	—	—	63,614
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Significant Accounting Policies
Nature of Operations
American Equity Investment Life Holding Company ("we", "us" or "our"), through its wholly-owned subsidiaries, American Equity Investment Life Insurance Company ("American Equity Life"), American Equity Investment Life Insurance Company of New York and Eagle Life Insurance Company ("Eagle Life"), is licensed to sell insurance products in 50 states and the District of Columbia at December 31, 2011. We operate solely in the insurance business.
We primarily market fixed index and fixed rate annuities and to a lesser extent, life insurance. Premiums and annuity deposits (net of coinsurance), which are not included as revenues in the accompanying consolidated statements of operations, collected in 2011, 2010 and 2009, by product type were as follows:

	Year Ended December 31,
Product Type	2011	2010	2009
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$2,835,422	$2,312,720	$1,252,294
Fixed strategy	1,375,321	1,472,576	1,495,017
	4,210,743	3,785,296	2,747,311
Fixed rate annuities	247,237	232,832	148,931
Single premium immediate annuities (SPIA)	305,603	171,628	32,055
Life insurance	12,151	11,982	12,654
	$4,775,734	$4,201,738	$2,940,951
Two national marketing organizations through which we market our products each accounted for more than 10% of the annuity deposits and insurance premium collections during 2011 representing 14% and 12%, individually, of the annuity deposits and insurance premiums collected. One national marketing organization accounted for more than 10% of the annuity deposits and insurance premium collections during 2010 and 2009 representing 17% and 10% of the annuity deposits and insurance premiums collected, respectively.
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
Reclassification have been made to prior period financial statements to conform to the current year presentation. Specifically, policy benefit reserves have been presented in one line item in 2011, whereas in 2010 and prior years we presented this as two categories of annuity product benefit reserves and traditional life and accident and health insurance product benefit reserves.
Estimates and Assumptions
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are utilized in the calculation of deferred policy acquisition costs, deferred sales inducements, policy benefit reserves, valuation of derivatives, including embedded derivatives on index annuity reserves, contingent convertible senior notes, valuation of investments, other than temporary impairment of investments, allowances for loan losses on mortgage loans and valuation allowances on deferred tax assets. A description of each critical estimate is incorporated within the discussion of the related accounting policies which follow. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The carrying amounts of our impaired investments in fixed maturity and equity securities are adjusted for declines in value that are other than temporary. Other than temporary impairment losses are reported as a component of revenues in the consolidated statements of operations, which presents the amount of noncredit impairment losses for certain fixed maturity securities that is reported in accumulated other comprehensive income (loss). See note 3 for further discussion of other than temporary impairment losses.
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
Mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts. Interest income is recorded when earned; however, interest ceases to accrue for loans on which interest is more than 90 days past due based upon contractual terms and/or when the collection of interest is not considered probable. We evaluate the mortgage loan portfolio for the establishment of a loan loss reserve by specific identification of impaired loans and the measurement of an estimated loss, if any, for each impaired loan identified and an analysis of the mortgage loan portfolio for the need of a general loan allowance for probable losses on all loans. If we determine that the value of any specific mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's contractual interest rate, or the fair value of the underlying collateral, less costs to sell. The amount of the general loan allowance, if any, is based upon our evaluation of the probability of collection, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. The carrying value of impaired loans is reduced by the establishment of an allowance for loan losses, changes to which are recognized as realized gains or losses on investments. Interest income on impaired loans is recorded on a cash basis.
Other invested assets include company owned life insurance, real estate, a limited partnership accounted for using the equity method and policy loans. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the end of the reporting period, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Policy loans are stated at current unpaid principal balances.
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
Derivative Instruments
Our derivative instruments include call options used to fund fixed index annuity credits, call options to hedge the conversion spread on our convertible senior notes (see note 9) and certain other derivative instruments embedded in other contracts. All of our derivative instruments are recognized in the balance sheet at fair value and changes in fair value are recognized immediately in operations. See note 5 for more information on derivative instruments.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For annuity products, these capitalized costs are being amortized generally in proportion to expected gross profits from investment spreads, including the cost of hedging the fixed indexed annuity obligations, and, to a lesser extent, from product charges and mortality and expense margins. That amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of net realized gains on investments and net OTTI losses recognized in operations) to be realized from a group of products are revised. Deferred policy acquisition costs and deferred sales inducements are also adjusted for the change in amortization that would have occurred if available for sale fixed maturity securities and equity securities had been sold at their aggregate fair value at the end of the reporting period and the proceeds reinvested at current yields. The impact of this adjustment is included in accumulated other comprehensive income (loss) within consolidated stockholders' equity, net of applicable taxes.
Policy Benefit Reserves
Policy benefit reserves for fixed index annuities with returns linked to the performance of a specified market index are equal to the sum of the fair value of the embedded derivatives and the host (or guaranteed) component of the contracts. The host value is established at inception of the contract and accreted over the policy's life at a constant rate of interest. Future policy benefit reserves for fixed index annuities earning a fixed rate of interest and other deferred annuity products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. For the years ended December 31, 2011, 2010 and 2009, interest crediting rates for these products ranged from 1.60% to 5.25%. These rates include interest bonuses capitalized as deferred sales inducements.
Policy benefit reserves are not reduced for amounts ceded under coinsurance agreements which are reported as coinsurance deposits on our consolidated balance sheets. See note 7 for more information on reinsurance.
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
Traditional life insurance premiums are recognized as revenues over the premium-paying period. Certain group policies include provisions for annual experience refunds of premiums equal to net premiums received less a 16% administrative fee and less claims incurred. Such amounts (2011—$1.8 million; 2010—$1.1 million; and 2009—$0.6 million) are reported as a reduction of traditional life insurance premiums in the consolidated statements of operations. Future policy benefits are recognized as expenses over the life of the policy by means of the provision for future policy benefits.
All insurance-related revenues, including the change in the fair value of derivatives for call options related to the business ceded under coinsurance agreements (see note 7), benefits, losses and expenses are reported net of reinsurance ceded.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. Other comprehensive income excludes net realized investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $(52.6) million, $(0.2) million and $(35.5) million in 2011, 2010 and 2009, respectively. Such amounts, which have been measured through the date of sale, are net of adjustments to deferred policy acquisition costs, deferred sales inducements and income taxes totaling $(34.3) million in 2011, $0.2 million in 2010 and $(36.8) million in 2009.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Adopted Accounting Pronouncements
In April 2011, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that gives creditors guidance in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. Troubled debt restructures are considered impaired receivables for which an amount of impairment loss is determined at the time the loan is restructured. This standard update was effective for us on July 1, 2011, was applied retrospectively to restructures that we have completed on or after January 1, 2011, and it did not have a material impact on our consolidated financial statements.
In July 2010, the FASB issued an accounting standards update that expands disclosures and provides users more transparency about allowances for credit losses and the credit quality of the financing receivables of an entity. This guidance requires additional disclosures about an entity's financing receivables, such as credit quality indicators, aging of past due financing receivables, and significant purchases and sales of financing receivables. In addition, disclosures must be disaggregated by portfolio segment or class based on how an entity develops its allowance for credit losses and how it manages its credit exposure. Most of the disclosure requirements were effective for the fourth quarter of 2010 with certain additional disclosures required for the first quarter of 2011. Adoption of these disclosure requirements did not have a material effect on the results of our operations or financial position and are presented in note 4—Mortgage Loans on Real Estate.
In January 2010, the FASB issued an accounting standards update that expands the disclosure requirements related to fair value measurements. A reporting entity is now required to present on a gross basis rather than as one net number information about the purchases, sales, issuances and settlements of financial instruments that are categorized as Level 3 for fair value measurements. Clarification on existing disclosure requirements is also provided in this update relating to the level of disaggregation of information as to determining appropriate classes of assets and liabilities as well as disclosure requirements regarding valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This standard was effective for us on January 1, 2011, and it did not have a material impact on our consolidated financial statements.
In January 2010, the FASB issued an accounting standards update that expanded the disclosure requirements related to fair value measurements. A reporting entity is now required to disclose separately the amounts of significant transfers in to and out of Level 1 and Level 2 fair value measurement categories and describe the reasons for the transfers. Clarification on existing disclosure requirements is also provided in this update relating to the level of disaggregation of information as to determining appropriate classes of assets and liabilities as well as disclosure requirements regarding valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This standard was effective for us on January 1, 2010, and it did not have a material effect on our consolidated financial statements.
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
New Accounting Pronouncements
In June 2011, the FASB issued disclosure guidance that gives a reporting entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Currently, we present other comprehensive income and its components as part of our statement of changes in stockholders' equity. This disclosure guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011, and shall be applied retrospectively and will not have a material effect on our consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2011, the FASB issued an accounting standards update that addresses fair value measurement and disclosure as part of its convergence efforts with the International Accounting Standards Board. The result is common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. This accounting standards update changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Some changes clarify the FASB's intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The disclosure requirements add information about transfers between Level 1 and Level 2 of the fair value hierarchy, information about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs, and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. This accounting standards update is effective during interim and annual periods beginning after December 15, 2011 and early application is not permitted. We do not anticipate any effect to our financial position, results of operations or cash flows upon adoption.
In October 2010, the FASB issued an accounting standards update that modifies the definition of the types of costs incurred that can be capitalized in the acquisition of new and renewal insurance contracts. This guidance defines the costs that qualify for deferral as incremental direct costs that result directly from and are essential to successful contract transactions and would not have been incurred by the insurance entity had the contract transactions not occurred. In addition, it lists certain costs as deferrable as those that are directly related to underwriting, policy issuance and processing, medical and inspection, and sales force contract selling as deferrable, as well as the portion of an employee's total compensation related directly to time spent performing those activities for actual acquired contracts and other costs related directly to those activities that would not have been incurred if the contract had not been acquired. This amendment to current GAAP should be applied prospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with retrospective application permitted. We will be applying this accounting standards update prospectively as of January 1, 2012. If we would have applied this guidance for the year ended December 31, 2011, net income would have decreased $6.1 million to $80.1 million and diluted earnings per share would have decreased $0.09 per share to $1.28 per share.
2.     Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$18,464,109	$18,464,109	$15,830,663	$15,830,663
Held for investment	2,644,206	2,644,422	822,200	781,748
Equity securities, available for sale	62,845	62,845	65,961	65,961
Mortgage loans on real estate	2,823,047	3,030,308	2,598,641	2,670,009
Derivative instruments	273,314	273,314	479,786	479,786
Other investments	79,109	76,648	558	558
Cash and cash equivalents	404,952	404,952	597,766	597,766
Coinsurance deposits	2,818,642	2,549,025	2,613,191	2,282,998
2015 notes hedges	45,593	45,593	66,595	66,595

Liabilities
Policy benefit reserves	27,842,770	23,407,540	23,464,810	19,594,396
SPIA benefit reserves	397,248	412,998	220,198	230,445
Notes payable	297,608	376,370	330,835	489,097
Subordinated debentures	268,593	233,809	268,435	213,369
2015 notes embedded derivative	45,593	45,593	66,595	66,595
Interest rate swaps	—	—	1,976	1,976
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

Transfers of securities among the levels occur at times and depend on the type of inputs used to determine fair value of each security. During 2010, we transferred four corporate securities with a fair value of $12.5 million from Level 2 to Level 1 as quoted prices in active markets as evidenced by actual trades of these securities occurred at the end of this period. Identical security trading had not been observable prior to this period for these securities. There were no transfers between levels during 2011.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2011 and 2010 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2011
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,678	$4,678	$—	$—
United States Government sponsored agencies	1,770,621	—	1,770,621	—
United States municipalities, states and territories	3,333,383	—	3,333,383	—
Foreign Government obligations	72,386	—	72,386	—
Corporate securities	10,116,361	58,827	10,057,534	—
Residential mortgage backed securities	2,703,290	—	2,701,192	2,098
Other asset backed securities	463,390	370	463,020	—
Equity securities, available for sale: finance, insurance and real estate	62,845	44,229	18,616	—
Derivative instruments	273,314	—	273,314	—
Cash and cash equivalents	404,952	404,952	—	—
2015 notes hedges	45,593	—	45,593	—
	$19,250,813	$513,056	$18,735,659	$2,098
Liabilities
2015 notes embedded derivative	$45,593	$—	$45,593	$—
Fixed index annuities—embedded derivatives	2,530,496	—	—	2,530,496
	$2,576,089	$—	$45,593	$2,530,496
December 31, 2010
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,388	$4,388	$—	$—
United States Government sponsored agencies	3,003,651	—	3,003,651	—
United States municipalities, states and territories	2,341,058	—	2,341,058	—
Foreign Government obligations	41,092	—	41,092	—
Corporate securities	7,357,390	71,230	7,286,160	—
Residential mortgage backed securities	2,878,557	—	2,875,855	2,702
Other asset backed securities	204,527	—	204,527	—
Equity securities, available for sale: finance, insurance and real estate	65,961	46,925	19,036	—
Derivative instruments	479,786	—	479,786	—
Cash and cash equivalents	597,766	597,766	—	—
2015 notes hedges	66,595	—	66,595	—
	$17,040,771	$720,309	$16,317,760	$2,702
Liabilities
Interest rate swaps	$1,976	$—	$1,976	$—
2015 notes embedded derivative	66,595	—	66,595	—
Fixed index annuities—embedded derivatives	1,971,383	—	—	1,971,383
	$2,039,954	$—	$68,571	$1,971,383

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

•	reported trading prices,

•	benchmark yields,

•	broker-dealer quotes,

•	benchmark securities,

•	bids and offers,

•	credit ratings,

•	relative credit information, and

•	other reference data.
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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis of inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of December 31, 2011 and 2010.
Mortgage loans on real estate
Mortgage loans on real estate are not measured at fair value on a recurring basis. The fair values of mortgage loans on real estate are calculated using discounted expected cash flows using current competitive market interest rates currently being offered for similar loans which are not fair value exit prices. The fair values of impaired mortgage loans on real estate that we have considered to be collateral dependent are based on the fair value of the real estate collateral (based on Level 3 appraised values) less estimated costs to sell.
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
Other investments
None of the financial instruments included in other investments are measured at fair value on a recurring basis. Financial instruments included in other investments is comprised of policy loans, an equity method investment and company owned life insurance (COLI). We have not attempted to determine the fair values associated with our policy loans, as we believe any differences between carrying value and the fair values afforded these instruments are immaterial to our consolidated financial position and, accordingly, the cost to provide such disclosure does not justify the benefit to be derived. The fair value of our equity method investment was determined by calculating the present value of future cash flows discounted by a risk free rate, a risk spread, and a liquidity discount. The fair value of our COLI approximates its cash surrender value.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Policy benefit reserves, coinsurance deposits and SPIA benefit reserves
The fair values of the liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities), are stated at the cost we would incur to extinguish the liability (i.e., the cash surrender value) as these contracts are generally issued without an annuitization date. The coinsurance deposits related to the annuity benefit reserves have fair values determined in a similar fashion. For period-certain annuity benefit contracts, the fair value is determined by discounting the benefits at the interest rates currently in effect for newly purchased immediate annuity contracts. We are not required to and have not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value. Policy benefit reserves, coinsurance deposits, and SPIA benefit reserves are not measured at fair value on a recurring basis.
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
2015 notes embedded derivative
The fair value of this embedded derivative is determined by pricing the call options that hedge this potential liability. The terms of the conversion premium are identical to the 2015 notes hedges and the method of determining fair value of the call options is based upon observable market data.
Fixed index annuities - embedded derivatives
We estimate the fair value of the embedded derivative component of our fixed index annuity policy liabilities at each valuation date by (i) projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and (ii) discounting the excess of the projected contract value amounts at the applicable risk free interest rates adjusted for our nonperformance risk related to those liabilities. The projections of policy contract values are based on our best estimate assumptions for future policy growth and future policy decrements. Our best estimate assumptions for future policy growth include assumptions for the expected index credits on the next policy anniversary date which are derived from the fair values of the underlying call options purchased to fund such index credits and the expected costs of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary. The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as were used to project policy contract values.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Available for sale securities
Beginning balance	$2,702	$17,918
Sales	—	(14,839)
Principal returned	(393)	(685)
(Amortization)/accretion of premium/discount	66	54
Transfers out of Level 3	—	(3,899)
Total gains (losses) (unrealized/realized):
Included in other comprehensive income	443	6,383
Net OTTI losses recognized in operations	(720)	(2,230)
Ending Balance	$2,098	$2,702
The transfers out of Level 3 were corporate debt and equity securities in the home building sector that were issued as a result of a bankruptcy reorganization in late 2009. The operation that has resulted from this emergence from bankruptcy has become a stable business to which a third party broker has applied observable market data such as similar securities and credit spreads in determining fair value of these securities. Other-than-temporary-impairment losses of $0.7 million and $2.2 million for year ended December 31, 2011 and 2010, respectively, are included in net OTTI losses recognized in operations in the consolidated statements of operations.

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Fixed index annuities—embedded derivatives
Beginning balance	$1,971,383	$1,375,866
Premiums less benefits	919,375	808,545
Change in unrealized losses (gains), net	(360,262)	(213,028)
Ending balance	$2,530,496	$1,971,383
Change in unrealized losses (gains), net for each period in our embedded derivatives are included in change in fair value of embedded derivatives in the consolidated statements of operations.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Investments
At December 31, 2011 and 2010, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2011
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,084	$594	$—	$4,678
United States Government sponsored agencies	1,751,558	19,063	—	1,770,621
United States municipalities, states and territories	2,981,699	351,694	(10)	3,333,383
Foreign Government obligations	65,216	7,170	—	72,386
Corporate securities	9,117,173	1,079,422	(80,234)	10,116,361
Residential mortgage backed securities	2,618,040	157,331	(72,081)	2,703,290
Other asset backed securities	442,509	26,492	(5,611)	463,390
	$16,980,279	$1,641,766	$(157,936)	$18,464,109
Held for investment:
United States Government sponsored agencies	$2,568,274	$16,806	$—	$2,585,080
Corporate security	75,932	—	(16,590)	59,342
	$2,644,206	$16,806	$(16,590)	$2,644,422
Equity securities, available for sale:
Finance, insurance and real estate	$58,438	$8,752	$(4,345)	$62,845

December 31, 2010
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,082	$324	$(18)	$4,388
United States Government sponsored agencies	2,994,174	11,123	(1,646)	3,003,651
United States municipalities, states and territories	2,374,288	20,154	(53,384)	2,341,058
Foreign Government obligations	36,316	4,776	—	41,092
Corporate securities	7,111,334	377,959	(131,903)	7,357,390
Residential mortgage backed securities	2,900,028	86,950	(108,421)	2,878,557
Other asset backed securities	201,672	7,792	(4,937)	204,527
	$15,621,894	$509,078	$(300,309)	$15,830,663
Held for investment:
United States Government sponsored agencies	$746,414	$—	$(15,309)	$731,105
Corporate security	75,786	—	(25,143)	50,643
	$822,200	$—	$(40,452)	$781,748
Equity securities, available for sale:
Finance, insurance and real estate	$61,185	$6,722	$(1,946)	$65,961
During 2011 and 2010, we received $3.2 billion and $5.2 billion, respectively, in net redemption proceeds related to calls of our callable United States Government sponsored agency securities, of which $0.2 billion and $1.6 billion, respectively, were classified as held for investment. We reinvested the proceeds from these redemptions primarily in United States Government sponsored agencies, corporate securities and United States municipalities, states, and territories classified as available for sale. At December 31, 2011, 38% of our fixed income securities have call features and 1% ($0.1 billion) were subject to call redemption. Another 22% ($4.3 billion) will become subject to call redemption during 2012.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and fair value of fixed maturity securities at December 31, 2011, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our residential mortgage and asset backed securities provide for periodic payments throughout their lives and are shown below as a separate line.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$47,714	$48,203	$—	$—
Due after one year through five years	469,167	525,279	—	—
Due after five years through ten years	2,365,810	2,574,822	—	—
Due after ten years through twenty years	4,815,577	5,142,079	—	—
Due after twenty years	6,221,462	7,007,046	2,644,206	2,644,422
	13,919,730	15,297,429	2,644,206	2,644,422
Residential mortgage backed securities	2,618,040	2,703,290	—	—
Other asset backed securities	442,509	463,390	—	—
	$16,980,279	$18,464,109	$2,644,206	$2,644,422
Net unrealized gains on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	December 31,
	2011	2010
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities and equity securities	$1,488,237	$213,545
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(819,476)	(122,336)
Deferred tax valuation allowance reversal	22,534	22,534
Deferred income tax benefit	(234,066)	(31,923)
Net unrealized gains reported as accumulated other comprehensive income (loss)	$457,229	$81,820
The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO's"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations and fair values, 98% of our fixed maturity portfolio is rated investment grade at both December 31, 2011 and 2010.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	December 31,
	2011		2010
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$14,359,272	$15,486,571	$12,152,552	$12,246,954
2	4,894,739	5,272,759	3,892,680	4,012,076
3	335,642	315,406	368,680	323,113
4	26,674	23,989	19,820	19,178
5	4,932	5,756	6,089	6,262
6	3,226	4,050	4,273	4,828
	$19,624,485	$21,108,531	$16,444,094	$16,612,411

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 246 and 780 securities, respectively) have been in a continuous unrealized loss position, at December 31, 2011 and 2010:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2011
Fixed maturity securities:
Available for sale:
United States municipalities, states and territories	$3,535	$(10)	$—	$—	$3,535	$(10)
Corporate securities:
Finance, insurance and real estate	363,909	(36,575)	146,354	(15,611)	510,263	(52,186)
Manufacturing, construction and mining	201,762	(7,131)	29,875	(1,869)	231,637	(9,000)
Utilities and related sectors	174,251	(7,576)	37,778	(6,946)	212,029	(14,522)
Wholesale/retail trade	15,523	(188)	9,275	(1,194)	24,798	(1,382)
Services, media and other	27,688	(249)	17,105	(2,895)	44,793	(3,144)
Residential mortgage backed securities	295,352	(19,920)	709,612	(52,161)	1,004,964	(72,081)
Other asset backed securities	115,542	(2,863)	15,550	(2,748)	131,092	(5,611)
	$1,197,562	$(74,512)	$965,549	$(83,424)	$2,163,111	$(157,936)
Held for investment:
Corporate security:
Insurance	$—	$—	$59,342	$(16,590)	$59,342	$(16,590)

Equity securities, available for sale:
Finance, insurance and real estate	$20,028	$(3,095)	$3,750	$(1,250)	$23,778	$(4,345)

December 31, 2010
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$548	$(18)	$—	$—	$548	$(18)
United States Government sponsored agencies	110,101	(1,646)	—	—	110,101	(1,646)
United States municipalities, states and territories	1,510,354	(51,989)	7,525	(1,395)	1,517,879	(53,384)
Corporate securities:
Finance, insurance and real estate	570,978	(27,603)	114,128	(13,001)	685,106	(40,604)
Manufacturing, construction and mining	1,024,454	(33,239)	34,490	(2,333)	1,058,944	(35,572)
Utilities and related sectors	927,476	(34,630)	14,157	(4,552)	941,633	(39,182)
Wholesale/retail trade	153,699	(4,947)	9,175	(1,304)	162,874	(6,251)
Services, media and other	181,857	(10,294)	—	—	181,857	(10,294)
Residential mortgage backed securities	396,083	(14,100)	966,332	(94,321)	1,362,415	(108,421)
Other asset backed securities	83,011	(4,937)	—	—	83,011	(4,937)
	$4,958,561	$(183,403)	$1,145,807	$(116,906)	$6,104,368	$(300,309)
Held for investment:
United States Government sponsored agencies	$731,105	$(15,309)	$—	$—	$731,105	$(15,309)
Corporate security:
Insurance	—	—	50,643	(25,143)	50,643	(25,143)
	$731,105	$(15,309)	$50,643	$(25,143)	$781,748	$(40,452)

Equity securities, available for sale:
Finance, insurance and real estate	$14,583	$(1,199)	$16,253	$(747)	$30,836	$(1,946)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a description of the factors causing the unrealized losses by investment category as of December 31, 2011:
United States municipalities, states and territories: These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates. We purchase these securities regularly over time at different interest rates available at time of purchase; thus, some securities carry yields less than those available at December 31, 2011.
Corporate securities: The unrealized losses in these securities are due partially to the timing of purchases in 2011 and a small number of securities seeing their yield spreads widen due to issuer specific news. In addition, the financial sector credit spreads widened during the last two quarters of 2011 on declining fiscal policy and continued stress in the European Union.
Residential mortgage backed securities: At December 31, 2011, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 36 securities with a total amortized cost basis of $429.5 million and a fair value of $393.4 million. Despite recent improvements in the capital markets, the fair values of RMBS continue at prices below amortized cost. RMBS prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.
Other asset backed securities: The unrealized losses in these securities are predominantly assigned to financial sector capital trust securities which have longer maturity dates and have declined in price due to prolonged stress in the financial sector. Only one security in an unrealized loss position is rated below investment grade.
Equity securities: Equity securities in an unrealized loss position have exposure to the economic uncertainty surrounding the European Union which has resulted in unrealized losses in this category. A majority of these securities have been in an unrealized loss position for less than 12 months and are investment grade perpetual preferred stocks that are absent credit deterioration. A continued difficult investment environment has raised concerns in regard to earnings and dividend stability in many companies which directly affect the values of these securities.
Approximately 83% and 85% of the unrealized losses on fixed maturity securities shown in the above table for December 31, 2011 and 2010, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the fixed maturity securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains/losses on investments for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$40,668	$(7,233)	$(17,184)
Investments carried at fair value:
Fixed maturity securities, available for sale	$1,275,061	$417,318	$321,691
Equity securities, available for sale	(369)	(5,380)	35,761
	1,274,692	411,938	357,452
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(697,140)	(239,206)	(212,243)
Change in deferred tax valuation allowance	—	—	22,534
Deferred income tax asset	(202,143)	(60,456)	(50,823)
	(899,283)	(299,662)	(240,532)
Change in net unrealized gains/losses on investments carried at fair value	$375,409	$112,276	$116,920

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of net investment income are as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Fixed maturity securities	$1,048,376	$875,894	$780,729
Equity securities	3,315	5,299	7,930
Mortgage loans on real estate	172,731	159,193	147,657
Cash and cash equivalents	554	621	736
Other	4,020	1,636	1,692
	1,228,996	1,042,643	938,744
Less investment expenses	(10,216)	(6,537)	(6,572)
Net investment income	$1,218,780	$1,036,106	$932,172
Proceeds from sales of available for sale fixed maturity securities for the years ended December 31, 2011, 2010 and 2009 were $252.2 million, $340.6 million and $659.1 million, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the years ended December 31, 2011, 2010 and 2009 were $3.4 billion, $4.1 billion and $2.5 billion, respectively. Calls of held for investment fixed maturity securities for the years ended December 31, 2011, 2010 and 2009 were $0.2 billion, $1.6 billion and $2.1 billion, respectively.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains on investments, excluding other than temporary impairment losses for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$12,614	$27,755	$54,401
Gross realized losses	(1,423)	(2,575)	(2,162)
	11,191	25,180	52,239
Equity securities:
Gross realized gains	966	14,384	5,620
Gross realized losses	—	(71)	(96)
	966	14,313	5,524
Mortgage loans on real estate:
Increase in allowance for credit losses	(30,770)	(15,225)	(6,484)
Other investments:
Gain on sale of real estate	377	—	—
Impairment losses	(405)	(542)	—
	(28)	(542)	—
	$(18,641)	$23,726	$51,279
The following table summarizes the carrying value of our non-income producing fixed maturity securities, mortgage loans on real estate and real estate owned as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(Dollars in thousands)
Fixed maturity securities, available for sale	$1,952	2,127
Mortgage loans on real estate	4,064	3,800
Real estate owned	5,257	3,238
	$11,273	$9,165
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
If we do not intend to sell and it is not more likely than not we will be required to sell the debt security but also do not expect to recover the entire amortized cost basis of the security, an impairment loss would be recognized in operations in the amount of the expected credit loss. We determine the amount of expected credit loss by calculating the present value of the cash flows expected to be collected discounted at each security's acquisition yield based on our consideration of whether the security was of high credit quality at the time of acquisition. The difference between the present value of expected future cash flows and the amortized cost basis of the security is the amount of credit loss recognized in operations. The remaining amount of the other than temporary impairment is recognized in other comprehensive income.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities at December 31, 2011 and 2010, which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Year ended December 31, 2011
Prime	2005	5.8%	7.9%	6%	19%	40%	55%
	2006	6.4%	7.6%	8%	15%	45%	60%
	2007	5.8%	7.9%	8%	30%	40%	60%
	2008	6.6%	6.6%	13%	13%	45%	45%
Alt-A	2004	5.8%	5.8%	11%	11%	50%	50%
	2005	5.7%	7.7%	11%	32%	5%	55%
	2006	6.0%	7.3%	23%	47%	50%	60%
	2007	6.2%	7.4%	29%	59%	50%	70%

Year ended December 31, 2010
Prime	2005	7.5%	7.5%	11%	11%	45%	45%
	2006	6.5%	7.6%	7%	11%	45%	60%
	2007	5.8%	6.7%	11%	28%	40%	60%
	2008	6.6%	6.6%	5%	5%	50%	50%
Alt-A	2005	6.0%	7.4%	12%	27%	45%	50%
	2006	6.5%	7.3%	30%	36%	50%	60%
	2007	6.5%	7.0%	35%	51%	50%	60%
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes other than temporary impairments by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized in (from) Other Comprehensive Income	Net OTTI Losses Recognized in Operations
	(Dollars in thousands)
Year ended December 31, 2011
Fixed maturity securities, available for sale:
Residential mortgage backed securities	66	$(19,420)	$(13,796)	$(33,216)
Equity securities, available for sale:
Finance	1	(760)	—	(760)
	67	$(20,180)	$(13,796)	$(33,976)

Year ended December 31, 2010
Fixed maturity securities, available for sale:
Corporate securities:
Finance	1	$(822)	$—	$(822)
Retail	1	(1,576)	—	(1,576)
Residential mortgage backed securities	30	(17,146)	(4,323)	(21,469)
	32	$(19,544)	$(4,323)	$(23,867)

Year ended December 31, 2009
Fixed maturity securities, available for sale:
United States Government full faith and credit	1	$(245)	$—	$(245)
Corporate securities:
Finance	3	$(8,388)	(1,521)	(9,909)
Insurance	2	(766)	(421)	(1,187)
Home building	3	(5,242)	(814)	(6,056)
Residential mortgage backed securities	54	(184,590)	136,400	(48,190)
Equity securities, available for sale:
Finance	7	(18,292)	—	(18,292)
Insurance	2	(1,492)	—	(1,492)
Real estate	2	(1,400)	—	(1,400)
	74	$(220,415)	$133,644	$(86,771)
The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Cumulative credit loss at beginning of year	$(96,893)	$(82,930)
Credit losses on securities for which OTTI has not previously been recognized	(4,141)	(4,553)
Additional credit losses on securities for which OTTI has previously been recognized	(29,075)	(19,314)
Accumulated losses on securities that were disposed of during the period	11,014	9,904
Cumulative credit loss at end of year	$(119,095)	$(96,893)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security for securities that are part of our investment portfolio at December 31, 2011 and 2010:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
December 31, 2011
Fixed maturity securities, available for sale:
Corporate securities	$3,347	$(2,151)	$4,818	$6,014
Residential mortgage backed securities	999,024	(187,126)	125,502	937,400
Equity securities, available for sale:
Finance, insurance and real estate	12,019	—	8,110	20,129
	$1,014,390	$(189,277)	$138,430	$963,543
December 31, 2010
Fixed maturity securities, available for sale:
Corporate securities	$5,055	$(2,151)	$5,437	$8,341
Residential mortgage backed securities	904,704	(200,921)	124,240	828,023
Equity securities, available for sale:
Finance, insurance and real estate	14,771	—	5,783	20,554
	$924,530	$(203,072)	$135,460	$856,918
At December 31, 2011 and 2010, fixed maturity securities and short-term investments with an amortized cost of $23.9 billion and $20.5 billion, respectively, were on deposit with state agencies to meet regulatory requirements. There are no restrictions on these assets.
At December 31, 2011 and 2010, we had no investment in any person or its affiliates (other than bonds issued by agencies of the United States Government) that exceeded 10% of stockholders' equity.

4.     Mortgage Loans on Real Estate
Our mortgage loan portfolio, summarized in the following table, totaled $2.8 billion and $2.6 billion at December 31, 2011 and 2010, respectively, with commitments outstanding of $18.5 million at December 31, 2011.

	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Principal outstanding	$2,856,011	$2,614,865
Loan loss allowance	(32,964)	(16,224)
Carrying value	$2,823,047	$2,598,641

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The portfolio consists of commercial mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to reduce the risk of default. The mortgage loan portfolio is summarized by geographic region and property type as follows:

	December 31,
	2011		2010
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$719,231	25.2%	$618,250	23.6%
Middle Atlantic	169,240	5.9%	172,443	6.6%
Mountain	411,054	14.4%	402,965	15.4%
New England	36,815	1.3%	42,695	1.6%
Pacific	309,693	10.8%	247,254	9.5%
South Atlantic	493,764	17.3%	496,606	19.0%
West North Central	487,693	17.1%	419,002	16.0%
West South Central	228,521	8.0%	215,650	8.3%
	$2,856,011	100.0%	$2,614,865	100.0%
Property type distribution
Office	$777,343	27.2%	$683,404	26.1%
Medical Office	175,580	6.1%	166,930	6.4%
Retail	635,916	22.3%	589,369	22.5%
Industrial/Warehouse	710,426	24.9%	666,908	25.5%
Hotel	139,193	4.9%	151,516	5.8%
Apartment	187,548	6.6%	131,682	5.1%
Mixed use/other	230,005	8.0%	225,056	8.6%
	$2,856,011	100.0%	$2,614,865	100.0%
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
Since 2008, we have had a population of mortgage loans that we have been carrying with workout terms (e.g. interest only periods, period of suspended payments, etc.) and a population of mortgage loans that have been in a delinquent status (i.e. more than 60 days past due). It is from this population that we have been recognizing some impairment loss due to nonpayment and eventual satisfaction of the loan by taking ownership of the collateral real estate. In most cases the fair value of the collateral less estimated costs to sell such collateral has been less than the outstanding principal amount of the mortgage loan.
Our general loan loss allowance as of December 31, 2010 was calculated a general loan loss allowance on the cumulative outstanding principal on loans making up the group of loans currently in workout terms and loans currently more than 60 days past due. We applied a factor to the total outstanding principal of these loans that is calculated as the average specific impairment loss for the most recent 4 quarters divided by the sum of the average of the total outstanding principal of delinquent loans for the most recent 4 quarters and the average of the total outstanding principal of loans in workout for the most recent 4 quarters.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We modified the calculation for determining our general loan loss allowance during the year ended December 31, 2011. The group of loans that we are now analyzing collectively are those that have a debt service coverage ratio (DSCR) of less than 1.0. The DSCR is calculated by dividing the net operating income of the mortgaged property by the contractual principal and interest payment due for the corresponding period. We developed the loss rates to apply to this group of loans by dividing the specific impairment loss for the most recent 4 quarters by the principal outstanding of the loans with a DSCR of less than 1.0.
The following table presents a rollforward of our valuation allowance for mortgage loans on real estate for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011		2010
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(13,224)	$(3,000)	$(5,266)	$—
Charge-offs	14,030	—	4,267	—
Recoveries	—	—	—	—
Provision for credit losses	(24,470)	(6,300)	(12,225)	(3,000)
Ending allowance balance	$(23,664)	$(9,300)	$(13,224)	$(3,000)
The specific allowance is a total of credit loss allowances on loans which are individually evaluated for impairment. The general allowance is the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Individually evaluated for impairment	$67,698	$31,027	$15,869
Collectively evaluated for impairment	176,681	81,994	—
Total loans evaluated for impairment	$244,379	$113,021	$15,869
The amount of charge-offs include the amount of allowance that has been established for loans that were satisfied by taking ownership of the collateral. When the property is taken it is recorded at its fair value and the mortgage loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. There could be other situations that develop where we have established a larger specific loan loss allowance than is needed based on increases in the fair value of collateral supporting collateral dependent loans or improvements in the financial position of a borrower so that a loan would become reliant on cash flows from debt service instead of dependent upon sale of the collateral. Charge-offs of the allowance would be recognized in those situations as well.
During the years ended December 31, 2011 and 2010, eleven and five mortgage loans, respectively, were satisfied by taking ownership of the real estate serving as collateral. The following table summarizes the activity in the real estate owned which was obtained in satisfaction of mortgage loans on real estate:

	For the Year Ended
	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Real estate owned at beginning of period	$19,122	$12,268
Real estate acquired in satisfaction of mortgage loans	20,978	7,408
Additions	387	352
Sales	(3,027)	—
Impairments	—	(542)
Depreciation	(639)	(364)
Real estate owned at end of period	$36,821	$19,122

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	December 31,
	2011	2010
	(Dollars in thousands)
Credit Exposure--By Payment Activity
Performing	$2,743,068	2,501,843
In workout	67,425	68,476
Delinquent	6,595	20,482
Collateral dependent	38,923	24,063
	$2,856,011	$2,614,864
Mortgage loans are considered delinquent when they become 60 days past due. When loans become 90 days past due or become collateral dependent we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If the payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. Outstanding principal of loans in a non-accrual status at December 31, 2011 and 2010 totaled $45.5 million and $41.0 million, respectively.
All of our commercial mortgage loans depend on the cash flow of the borrower to be at a sufficient level to service the principal and interest payments as they come due. In general, cash inflows of the borrowers are generated by collecting monthly rent from tenants occupying space within the borrowers' properties. Our borrowers face operating risks such as tenants going out of business, tenants struggling to make rent payments as they become due and tenants canceling leases and moving to other locations. We have a number of loans where the real estate is occupied by a single tenant. The current depressed and somewhat inactive commercial real estate market has resulted in some of our borrowers experiencing both a reduction in cash flow on their mortgage property as well as a reduction in the fair value of the real estate collateral. If these borrowers are unable to replace lost rent revenue and increases in the fair value of their property do not materialize we could potentially incur more losses than what we have allowed for in our specific and general loan loss allowances.
Aging of financing receivables as of December 31, 2011 and 2010 are summarized in the following table, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agree upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
December 31, 2011	$3,378	$—	$6,595	$9,973	$2,807,115	$38,923	$2,856,011
December 31, 2010	$3,002	$9,169	$11,313	$23,484	$2,567,318	$24,063	$2,614,865
Financing receivables summarized in the following table represent all loans that we are either not currently collecting or those we feel it is probable we will not collect all amounts due according to the contractual terms of the loan agreements (all loans that we have worked with the borrower to alleviate short-term cash flow issues, loans delinquent for more than 60 days at the reporting date, loans we have determined to be collateral dependent and loans that we have recorded specific impairments on that we feel may continue to have performance issues).

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
December 31, 2011
Mortgage loans with an allowance	$44,034	$67,698	$(23,664)	$53,617	$3,284
Mortgage loans with no related allowance	63,023	63,023	—	60,974	3,509
	$107,057	$130,721	$(23,664)	$114,591	$6,793
December 31, 2010
Mortgage loans with an allowance	$17,803	$31,027	$(13,224)	$24,062	$656
Mortgage loans with no related allowance	81,994	81,994	—	82,535	4,921
	$99,797	$113,021	$(13,224)	$106,597	$5,577

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
A summary of mortgage loans on commercial real estate with outstanding principal at December 31, 2011 that we determined to be TDR's are as follows:

Geographic Region	Number of Mortgage Loans	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount
		(Dollars in thousands)
Year ended December 31, 2011:
East	3	$8,489	$(2,115)	$6,374
Mountain	10	29,539	(1,637)	27,902
South Atlantic	11	28,676	(6,339)	22,337
West North Central	1	1,937	(269)	1,668
	25	$68,641	$(10,360)	$58,281

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

	December 31,
	2011	2010
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$273,314	$479,786
Other Assets
2015 notes hedges	45,593	66,595
	$318,907	$546,381
Liabilities
Policy benefit reserves—annuity products
Fixed index annuities—embedded derivatives	$2,530,496	$1,971,383
Other liabilities
2015 notes embedded derivative	45,593	66,595
Interest rate swaps	—	1,976
	$2,576,089	$2,039,954
The change in fair value of derivatives included in the consolidated statements of operations are as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$(93,582)	$141,803	$219,275
2015 notes hedges (see note 9)	(21,002)	29,595	—
Interest rate swaps	(144)	(2,536)	(2,379)
	$(114,728)	$168,862	$216,896
Change in fair value of embedded derivatives:
2015 notes embedded derivative (see note 9)	$(21,002)	$29,595	$—
Fixed index annuities—embedded derivatives	(84,192)	101,355	529,508
	$(105,194)	$130,950	$529,508
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
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			December 31,
			2011		2010
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A	A2	$2,340,213	$43,481	$588,650	$25,704
Bank of New York	A+	Aa2	—	—	18,082	111
Barclays	A+	Aa3	2,419,339	60,903	1,728,218	72,751
BNP Paribas	AA-	Aa3	2,533,301	48,293	786,561	34,772
Credit Suisse	A+	Aa1	1,423,802	27,464	2,462,920	95,910
Deutsche Bank	A+	Aa3	384,420	7,697	—	—
HSBC	AA-	Aa2	348,674	4,557	—	—
J.P. Morgan	A+	Aa1	2,109,019	27,961	2,858,902	133,368
Morgan Stanley	A	A2	244,180	7,375	—	—
SunTrust	BBB+	A3	—	—	50,540	3,164
UBS	A	Aa3	39,147	240	921,596	37,756
Wells Fargo (Wachovia)	AA-	Aa3	$2,227,235	$45,343	$1,745,775	$76,250
			$14,069,330	$273,314	$11,161,244	$479,786
As of December 31, 2011 and 2010, we held $165.4 million and $381.2 million, respectively, of cash and cash equivalents received from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $109.3 million and $108.1 million at December 31, 2011 and 2010, respectively.
We entered into interest rate swaps to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures and our revolving line of credit. See notes 9 and 10 for more information on our revolving line of credit and subordinated debentures. The terms of the interest rate swaps provided that we pay a fixed rate of interest and receive a floating rate of interest. The interest rate swaps were not effective hedges under accounting guidance for derivative instruments and hedging activities. Therefore, we recorded the interest rate swaps at fair value with the changes in fair value and any net cash payments received or paid included in the change in fair value of derivatives in our consolidated statements of operations. All of our interest rate swaps matured in 2011 and we have not since entered into any new swap arrangements.

6.     Deferred Policy Acquisition Costs and Deferred Sales Inducements
Policy acquisition costs deferred and amortized are as follows:

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$1,747,760	$1,625,785	$1,579,871
Cumulative effect of noncredit OTTI	—	—	(29,853)
Costs deferred during the year:
Commissions	463,889	390,631	297,733
Policy issue costs	14,945	11,976	8,130
Amortization	(143,478)	(136,388)	(88,009)
Effect of net unrealized gains/losses	(399,259)	(144,244)	(142,087)
Balance at end of year	$1,683,857	$1,747,760	$1,625,785
Sales inducements deferred and amortized are as follows:

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$1,227,328	$1,011,449	$843,377
Cumulative effect of noncredit OTTI	—	—	(14,940)
Costs deferred during the year	385,123	370,714	293,167
Amortization	(71,781)	(59,873)	(39,999)
Effect of net unrealized gains/losses	(297,883)	(94,962)	(70,156)
Balance at end of year	$1,242,787	$1,227,328	$1,011,449
We periodically revise the key assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. The unlocking adjustment in 2011 decreased amortization of deferred policy acquisition costs by $9.1 million and decreased amortization of deferred sales inducements by $5.0 million. The unlocking adjustment in 2010 increased amortization of deferred policy acquisition costs by $1.4 million and increased amortization for deferred sales inducements by $0.3 million. There was no unlocking adjustment necessary in 2009.

7.     Reinsurance and Policy Provisions
Coinsurance
We have entered into two coinsurance agreements with EquiTrust Life Insurance Company ("EquiTrust"), covering 70% of certain of our index and fixed rate annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003 and 20% of those contracts issued from January 1, 2004 to July 31, 2004. The business reinsured under these agreements may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves, transferred to EquiTrust under these agreements were $1.1 billion and $1.3 billion at December 31, 2011 and 2010, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible. The balance due under these agreements to EquiTrust was $11.5 million and $24.3 million at December 31, 2011 and 2010, respectively, and represents the fair value of call options held by us to fund index credits related to the ceded business net of cash due to or from EquiTrust related to monthly settlements of policy activity.
Effective July 1, 2009, we entered into two funds withheld coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda. One agreement cedes 20% of certain of our fixed index annuities issued from January 1, 2009 through March 31, 2010. The business reinsured under this agreement is not eligible for recapture until the end of the month following seven years after the date of issuance of the policy. The other agreement cedes 80% of our multi-year rate guaranteed annuities issued on or after July 1, 2009. The business reinsured under this agreement may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to Athene under these agreements) were $1.7 billion and $1.3 billion at December 31, 2011 and 2010, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to Athene should Athene fail to meet the obligations it has coinsured. The annuity deposits that have been ceded to Athene are being held in a trust on a funds withheld basis. American Equity Life is named as the sole beneficiary of the trust. The funds withheld are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the funds withheld account would ever reach a point where it is less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in a trust for the amount of any shortfall. None of the coinsurance deposits with Athene are deemed by management to be uncollectible. The balance due under these agreements to Athene was $8.4 million and $19.0 million at December 31, 2011 and 2010, respectively, and represents the fair value of call options held by us to fund index credits related to the ceded business net of cash due from Athene related to monthly settlements of policy activity.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts ceded to EquiTrust and Athene under these agreements are as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Consolidated Statements of Operations
Annuity product charges	$8,149	$9,063	$7,196
Change in fair value of derivatives	(2,771)	19,408	22,878
	$5,378	$28,471	$30,074

Interest sensitive and index product benefits	$99,724	$96,872	$45,734
Change in fair value of embedded derivatives	(12,428)	3,373	46,284
Other operating costs and expenses	8,970	8,948	9,764
	$96,266	$109,193	$101,782
Consolidated Statements of Cash Flows
Annuity deposits	$(326,531)	$(478,962)	$(749,260)
Cash payments to policyholders	204,116	211,324	193,760
	$(122,415)	$(267,638)	$(555,500)
Financing Arrangements
We have entered into three reinsurance transactions with Hannover Life Reassurance Company of America ("Hannover"), which are treated as reinsurance under statutory accounting practices and as financing arrangements under GAAP. The statutory surplus benefits under these agreements are eliminated under GAAP and the associated charges are recorded as risk charges and are included in other operating costs and expenses in the consolidated statements of operations. The transactions became effective October 1, 2005 (the "2005 Hannover Transaction"), December 31, 2008 (the "2008 Hannover Transaction") and March 31, 2011 (the "2011 Hannover Transaction").
The 2011 Hannover Transaction is a coinsurance and yearly renewable term reinsurance agreement for statutory purposes and provided $49.2 million in net pretax statutory surplus benefit at inception in 2011. Pursuant to the terms of this agreement, pretax statutory surplus was reduced by $9.2 million in 2011 and is expected to be reduced as follows: 2012—$11.8 million, 2013—$11.3 million, 2014—$10.8 million and 2015—$10.3 million. These amounts include risk charges equal to 1.25% of the pretax statutory surplus benefit as of the end of each calendar quarter. Risk charges attributable to this agreement was $1.7 million during 2011, respectively.
The 2008 Hannover Transaction is a coinsurance and yearly renewable term reinsurance agreement for statutory purposes and provided $29.5 million in net pretax statutory surplus benefit in 2008. Pursuant to the terms of this agreement, pretax statutory surplus was reduced by $6.7 million in 2011 and is expected to be reduced as follows: 2012—$6.8 million and 2013—$6.9 million These amounts include risk charges equal to 1.25% of the pretax statutory surplus benefit as of the end of each calendar quarter. Risk charges attributable to this agreement were $0.8 million, $1.1 million and $1.3 million during 2011, 2010 and 2009, respectively.
The 2005 Hannover Transaction is a yearly renewable term reinsurance agreement for statutory purposes covering 47% of waived surrender charges related to penalty free withdrawals and deaths on certain business. The agreement was amended in 2010 and 2009 to include policy forms that were not in existence at the time this agreement became effective. We may recapture the risks reinsured under this agreement as of the end of any quarter beginning October 1, 2008. The 2009 amendment includes a provision that makes it punitive for us not to recapture the business ceded prior to January 1, 2013. We anticipate amending this agreement in 2012 to extend this date. The reserve credit recorded on a statutory basis by American Equity Life was $162.5 million and $135.2 million at December 31, 2011 and 2010, respectively. We pay quarterly reinsurance premiums under this agreement with an experience refund calculated on a quarterly basis resulting in a risk charge equal to approximately 5.8% of the weighted average statutory reserve credit. Risk charges attributable to the 2005 Hannover Transaction were $8.6 million, $6.9 million and $5.1 million during 2011, 2010 and 2009, respectively.
Indemnity Reinsurance
In the normal course of business, we seek to limit our exposure to loss on any single insured and to recover a portion of benefits paid under our annuity, life and accident and health insurance products by ceding reinsurance to other insurance enterprises or reinsurers. Reinsurance contracts do not relieve us of our obligations to our policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, our life insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses to us. To limit the possibility of such losses, we evaluate the financial condition of our reinsurers, and monitor concentrations of credit risk. No allowance for uncollectible amounts has been established against our asset for amounts receivable from other insurance companies since none of the receivables are deemed by management to be uncollectible.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Income Taxes
We file consolidated federal income tax returns that include all of our wholly-owned subsidiaries except Eagle Life which must file a separate federal income tax return for 2009–2013 under applicable federal income tax guidelines. Our income tax expense as presented in the consolidated financial statements is summarized as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Consolidated statements of operations:
Current income taxes	$127,535	$140,381	$73,784
Deferred income taxes (benefits)	(80,869)	(118,048)	(56,150)
Total income tax expense included in consolidated statements of operations	46,666	22,333	17,634
Stockholders' equity:
Expense (benefit) relating to:
Change in net unrealized investment losses	202,143	60,456	39,680
Share-based compensation	(1,061)	(480)	277
Cumulative effect of noncredit OTTI	—	—	2,462
Issuance of convertible debt	—	—	10,756
Total income tax expense included in consolidated financial statements	$247,748	$82,309	$70,809
Income tax expense (benefit) in the consolidated statements of operations differed from the amount computed at the applicable statutory federal income tax rate of 35% as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Income before income taxes	$132,914	$65,266	$86,164
Income tax expense on income before income taxes	$46,520	$22,843	$30,157
Tax effect of:
Deferred tax asset valuation allowance	—	—	(11,949)
Other	146	(510)	(574)
Income tax expense	$46,666	$22,333	$17,634
Effective tax rate	35.1%	34.2%	20.5%

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income tax assets or liabilities are established for temporary differences between the financial reporting amounts and tax bases of assets and liabilities that will result in deductible or taxable amounts, respectively, in future years. The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2011 and 2010, are as follows:

	December 31,
	2011	2010
	(Dollars in thousands)
Deferred income tax assets:
Policy benefit reserves	$1,472,653	$1,265,860
Other than temporary impairments	9,072	12,920
Derivative instruments	21,429	—
Amounts due reinsurer	—	5,045
Other policyholder funds	9,946	5,448
Litigation settlement accrual	—	16,800
Deferred compensation	15,576	14,453
Net operating loss carryforwards	14,818	13,298
Other	6,351	5,364
Gross deferred tax assets	1,549,845	1,339,188
Deferred income tax liabilities:
Deferred policy acquisition costs and deferred sales inducements	(1,266,042)	(1,043,016)
Net unrealized gains on available for sale fixed maturity and equity securities	(234,066)	(31,923)
Convertible senior notes	(10,917)	(17,567)
Derivative instruments	—	(89,898)
Investment income items	(4,315)	(8,902)
Other	(12,524)	(4,629)
Gross deferred tax liabilities	(1,527,864)	(1,195,935)
Net deferred income tax asset	$21,981	$143,253
The total deferred income tax asset includes other than temporary impairments on investments. The other than temporary impairments will not be available for utilization for tax purposes until the securities are either sold at a loss or deemed completely worthless. The other than temporary impairments totaled $26.0 million and $36.9 million as of December 31, 2011 and 2010, respectively. In 2008, we recorded a valuation allowance of $34.5 million on the deferred income tax assets related to capital loss carryforwards and other than temporary impairments on investment securities. The valuation allowance was eliminated in 2009 due to taxable income from capital gain sources and an increase in anticipated future taxable income from capital gain sources, which resulted in $11.9 million being recognized as a component of 2009 income tax expense. The remaining $22.5 million of the valuation allowance was reversed through an adjustment to accumulated other comprehensive income.
Included in the deferred income taxes is the expected income tax benefit attributable to unrealized losses on available for sale fixed maturity securities. There is no valuation allowance provided for the deferred income tax asset attributable to unrealized losses on available for sale fixed maturity securities. Management expects that the passage of time will result in the reversal of these unrealized losses due to the fair value increasing as these securities near maturity. Management has the intent and ability to hold these securities to maturity because we generate adequate cash flow from new business to fund all foreseeable cash flow needs and do not believe it would ever be necessary to liquidate these securities at a loss to meet cash flow needs. For deferred income taxes related to unrealized losses on equity securities, we had sufficient future taxable income from capital gain sources to support the realizability of the deferred income tax asset.
Realization of our deferred income tax assets is more likely than not based on expectations as to our future taxable income and considering all other available evidence, both positive and negative. Therefore, no valuation allowance against deferred income tax assets has been established as of December 31, 2011 and 2010.
There were no material income tax contingencies requiring recognition in our consolidated financial statements as of December 31, 2011. We are no longer subject to income tax examinations by tax authorities for years prior to 2008.
At December 31, 2011, we had non-life net operating loss carryforwards for federal income tax purposes totaling $22.1 million which expire beginning in 2018 through 2031.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Notes Payable and Amounts Due Under Repurchase Agreements
In September 2010, we issued $200.0 million principal amount of 3.5% Convertible Senior Notes Due 2015 (the "2015 notes"). The 2015 notes have a stated interest rate of 3.5%, mature on September 15, 2015, and are intended to be settled in cash; however, in certain limited circumstances we have the discretion to settle in shares of our common stock or a combination of cash and shares of our common stock. Contractual interest payable on the 2015 notes began accruing in September 2010 and is payable semi-annually in arrears each March 15th and September 15th. The initial transaction fees and expenses totaling $6.8 million were capitalized as deferred financing costs and will be amortized over the term of the 2015 notes using the effective interest method.

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

The conversion option of the 2015 notes (the "2015 notes embedded conversion derivative") is an embedded derivative that requires bifurcation from the 2015 notes and is accounted for as a derivative liability, which is included in Other liabilities in our Consolidated Balance Sheets. The fair value of the 2015 notes embedded conversion derivative at the time of issuance of the 2015 notes was $37.0 million, and was recorded at the original debt discount for purposes of accounting for the debt component of the 2015 notes. This discount will be recognized as interest expense using the effective interest method over the term of the 2015 notes. The estimated fair value of the 2015 notes embedded conversion derivative was $45.6 million and $66.6 million as of December 31, 2011 and 2010, respectively.

Concurrently with the issuance of the 2015 notes, we entered into hedge transactions (the "2015 notes hedges") with two counterparties whereby we have the option to receive the cash equivalent of the conversion spread on approximately 16.0 million shares of our common stock based upon a strike price of $12.50 per share, subject to certain conversion rate adjustments in the 2015 notes. These options expire on September 15, 2015 and must be settled in cash. The aggregate cost of the 2015 notes hedges was $37.0 million. The 2015 notes hedges are accounted for as derivative assets, and are included in Other assets in our Consolidated Balance Sheets. The estimated fair value of the 2015 notes hedges was $45.6 million and $66.6 million as of December 31, 2011 and 2010, respectively.

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
In December 2004, we issued $260.0 million of convertible senior notes due December 15, 2024 (the "2024 notes"), of which $22.9 million was assigned to the equity component (net of income tax of $16.1 million). In December 2009, we issued $115.8 million of contingent convertible senior notes due December 15, 2029 (the "2029 notes"), of which $15.6 million was assigned to the equity component (net of income tax of $11.0 million), $52.2 million principal amount were issued for cash and $63.6 million were issued in exchange of $63.6 million of the 2024 notes.

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
We may redeem some or all of the 2024 notes at any time and some or all of the 2029 notes at any time on or after December 15, 2014. In addition, the holders may require us to repurchase all or a portion of their 2024 notes on December 15, 2014 and 2019, and their 2029 notes on December 15, 2014, 2019 and 2024, and upon a change in control, as defined in the indenture governing the notes, holders may require us to repurchase all or a portion of their notes for a period of time after the change in control. The redemption price or repurchase price shall be payable in cash and equal to 100% of the principal amount of the notes plus accrued and unpaid interest (contingent interest and liquidated damages, if any) up to but not including the date of redemption or repurchase.
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
We are required to include the dilutive effect of the 2024 and 2029 notes in our diluted earnings per share calculation. Because these notes include a mandatory cash settlement feature for the principal amount, incremental dilutive shares will only exist when the fair value of our common stock at the end of the reporting period exceeds the conversion price per share of $14.03 for the 2024 notes and $9.69 for the 2029 notes. At December 31, 2011 and 2010, the conversion premium of the 2029 notes was dilutive and the effect has been included in diluted earnings per share for the years ended December 31, 2011 and 2010. The 2015 notes and the 2015 notes hedges are excluded from the dilutive effect in our diluted earnings per share calculation as they are currently to be settled only in cash. The 2015 warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the strike price of the 2015 warrants.
In 2009, we exchanged five million shares of our common stock for $37.2 million principal amount of the 2024 notes which resulted in a gain on exchange of debt of $3.1 million. The fair value of our common stock issued was $31.3 million and the 2024 notes extinguished in the common stock for debt exchange carried unamortized debt discount and debt issue costs totaling $2.8 million. The $63.6 million principal amount of the 2024 notes extinguished in the debt for debt exchange in 2009 carried unamortized debt discount and debt issue costs totaling $3.8 million, so a loss on extinguishment of debt of $3.8 million was recognized on this exchange. In 2010, we extinguished $6.7 million principal amount of the outstanding 2024 notes for $6.6 million in cash. The extinguished notes carried unamortized debt issue costs and unamortized debt discounts totaling $0.3 million. No value was assigned to reacquire of the equity component of the debt.  A $0.3 million loss on extinguishment of debt was recorded for the amount that the cash payment exceeded the carrying of value the notes extinguished. On December 15, 2011, we repurchased $46.3 million principal amount of 2024 notes pursuant to the holders put option on that date.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The liability and equity components of the 2024 notes and 2029 notes are accounted for separately in the consolidated balance sheets. The liability component of the 2015 notes and the liability and equity components of the 2024 notes and 2029 notes are as follows:

	December 31, 2011			December 31, 2010
	September 2015 Notes	December 2029 Notes	December 2024 Notes	September 2015 Notes	December 2029 Notes	December 2024 Notes
	(Dollars in thousands)			(Dollars in thousands)
Notes payable:
Principal amount of liability component	$200,000	$115,839	$28,243	$200,000	$115,839	$74,494
Unamortized discount	(28,906)	(17,568)	—	(35,335)	(22,306)	(1,857)
Net carrying amount of liability component	$171,094	$98,271	$28,243	$164,665	$93,533	$72,637
Additional paid-in capital:
Carrying amount of equity component		$15,586	$22,637		$15,586	$22,637
Amount by which the if-converted value exceeds principal	$—	$8,489	$—	$800	$34,191	$—
The discount is being amortized over the expected life of the notes, which is December 15, 2011 for the 2024 notes, December 15, 2014 for the 2029 notes and September 15, 2015 for the 2015 notes. The effective interest rates during the discount amortization periods are 8.9%, 8.5% and 11.9% on the 2015 notes, 2024 notes and 2029 notes, respectively. The interest cost recognized in operations for the convertible notes, inclusive of the coupon and amortization of the discount and debt issue costs was $31.6 million, $20.9 million, and $12.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.
We had a $150 million revolving line of credit agreement with eight banks. The revolving period of the facility was five years. The applicable interest rate was floating at LIBOR plus 0.80% or the greater of prime rate or federal funds rate plus 0.50%, as elected by us. At December 31, 2009, we had outstanding borrowings of $150 million against this revolving line of credit. In September 2010, we used $150 million of the 2015 notes proceeds to pay off the amount that was drawn on the revolving line of credit. No amount was outstanding at December 31, 2010.
During 2011, we terminated the $150 million revolving line of credit agreement and entered into a $160 million revolving line of credit agreement with seven banks for which the revolving period is three years. The interest rate is floating at a rate based on our election that will be equal to the alternate base rate (as defined in the credit agreement) plus the applicable margin or the adjusted LIBOR rate (as defined in the credit agreement) plus the applicable margin. We also pay a commitment fee on the available unused portion of the credit facility. The applicable margin and commitment fee rate are based on our credit rating and can change throughout the period of the credit facility. Based upon our current credit rating, the applicable margin is 2.00% for alternate base rate borrowings and 3.00% for adjusted LIBOR rate borrowings, and the commitment fee is 0.50%. Under this agreement, we are required to maintain a minimum risk-based capital ratio at American Equity Life, a maximum ratio of debt to total capital, a minimum cash coverage ratio, and a minimum level of statutory surplus at American Equity Life. No amount was outstanding at December 31, 2011.
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). We had no borrowings under repurchase agreements during 2010. The maximum amount borrowed during 2011 and 2009 was $180.0 million and $440.0 million, respectively. When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $12.9 million and $150.7 million for the years ended December 31, 2011 and 2009, respectively. The weighted average interest rate on amounts due under repurchase agreements was 0.23% and 0.35% for the years ended December 31, 2011 and 2009, respectively.

10.   Subordinated Debentures
Our wholly-owned subsidiary trusts (which are not consolidated) have issued fixed rate and floating rate trust preferred securities and have used the proceeds from these offerings to purchase subordinated debentures from us. We also issued subordinated debentures to the trusts in exchange for all of the common securities of each trust. The sole assets of the trusts are the subordinated debentures and any interest accrued thereon. The interest payment dates on the subordinated debentures correspond to the distribution dates on the trust preferred securities issued by the trusts. The trust preferred securities mature simultaneously with the subordinated debentures. Our obligations under the subordinated debentures and related agreements provide a full and unconditional guarantee of payments due under the trust preferred securities. All subordinated debentures are callable by us at any time, except for the Trust II subordinated debt obligations.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a summary of subordinated debt obligations to the trusts at December 31, 2011 and 2010:

	December 31,
	2011	2010	Interest Rate		Due Date
	(Dollars in thousands)
American Equity Capital Trust I	$22,893	$22,893	8%		September 30, 2029
American Equity Capital Trust II	76,090	75,932	5%		June 1, 2047
American Equity Capital Trust III	27,840	27,840	*LIBOR +	3.90%	April 29, 2034
American Equity Capital Trust IV	12,372	12,372	*LIBOR +	4.00%	January 8, 2034
American Equity Capital Trust VII	10,830	10,830	*LIBOR +	3.75%	December 14, 2034
American Equity Capital Trust VIII	20,620	20,620	*LIBOR +	3.75%	December 15, 2034
American Equity Capital Trust IX	15,470	15,470	*LIBOR +	3.65%	June 15, 2035
American Equity Capital Trust X	20,620	20,620	*LIBOR +	3.65%	September 15, 2035
American Equity Capital Trust XI	20,620	20,620	*LIBOR +	3.65%	December 15, 2035
American Equity Capital Trust XII	41,238	41,238	*LIBOR +	3.50%	April 7, 2036
	$268,593	$268,435
*—three month London Interbank Offered Rate
American Equity Capital Trust I issued 865,671 shares of 8% trust preferred securities, of which 2,000 shares are held by one of our subsidiaries. During 2010, 2,010 shares of these trust preferred securities converted into 7,444 shares of our common stock. There were no conversions during 2011 and 2009. The remaining 736,328 shares of these trust preferred securities not held by a subsidiary are convertible into 2,727,084 shares of our common stock.
The principal amount of the subordinated debentures issued by us to American Equity Capital Trust II ("Trust II") is $100.0 million. These debentures were assigned a fair value of $74.7 million at the date of issue (based upon an effective yield-to-maturity of 6.8%). The difference between the fair value at the date of issue and the principal amount is being accreted over the life of the debentures. The trust preferred securities issued by Trust II were issued to Iowa Farm Bureau Federation, which owns more than 50% of the voting capital stock of FBL Financial Group, Inc. ("FBL"). The consideration received by Trust II in connection with the issuance of its trust preferred securities consisted of fixed income securities of equal value which were issued by FBL.

11.   Retirement and Share-based Compensation Plans
We have adopted a contributory defined contribution plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all of our full-time employees subject to minimum eligibility requirements. Employees can contribute a percentage of their annual salary (up to a maximum contribution of $16,500 in 2011, 2010, and 2009) to the plan. We contribute an additional amount, subject to limitations, based on the voluntary contribution of the employee. Further, the plan provides for additional employer contributions based on the discretion of the Board of Directors. Plan contributions charged to expense were $0.3 million for the years ended December 31, 2011 and 2010, and $0.2 million for the year ended December 31, 2009.
During 2010, we established the American Equity Investment Life Holding Company Short-Term Performance Incentive Plan. Under this plan, certain members of our senior management may receive incentive awards comprised of a cash component and a restricted stock component. Shares of restricted stock received will be granted pursuant to the 2009 Employee Incentive Plan and will vest on the date three years following the date the Committee approves the payment of the incentive award provided that the participant remains employed by us. Shares vest immediately for participants 65 years of age with 10 years of service with us. Compensation expense under this plan is recognized upon approval of the incentive award by the compensation committee. During 2011, we issued 24,947 shares of common stock (16,819 shares were restricted stock) and recognized share-based compensation expense of $0.1 million.
We have deferred compensation arrangements with certain officers, directors, and consultants, whereby these individuals agreed to take our common stock at a future date in lieu of cash payments at the time of service. The common stock is to be issued in conjunction with a "trigger event," as that term is defined in the individual agreements. At December 31, 2011 and 2010, these individuals have earned, and we have reserved for future issuance, 503,142 and 479,972 shares of common stock, respectively, pursuant to these arrangements. We have incurred share-based compensation expense of $0.3 million, $0.4 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, under these arrangements.
We have deferred compensation agreements with certain officers whereby these individuals may defer certain bonus compensation which is deposited into the American Equity Officer Rabbi Trust (Officer Rabbi Trust). The amounts deferred are invested in assets at the direction of the employee. The assets of the Officer Rabbi Trust are included in our assets and a corresponding deferred compensation liability is recorded. The deferred compensation liability is recorded at the fair market value of the assets in the Officer Rabbi Trust with the change in fair value included as a component of compensation expense. The deferred compensation liability related to these agreements was $1.6 million and $2.3 million December 31, 2011 and 2010, respectively. During 2011, 2010 and 2009, the Officer Rabbi Trust purchased 1,250 shares of our

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common stock at a cost of $0.01 million, 104,661 shares of our common stock at a cost of $1.2 million and 8,100 shares of our common stock at a cost of $0.03 million, respectively. The Officer Rabbi Trust held 139,751 shares and 173,261 shares of our common stock at December 31, 2011 and 2010, respectively, which are treated as treasury shares.
During 1997, we established the American Equity Investment NMO Deferred Compensation Plan ("NMO Deferred Compensation Plan") whereby agents can earn common stock in addition to their normal commissions. The NMO Deferred Compensation Plan was effective until December 31, 2006 at which time it was suspended. Awards were calculated using formulas determined annually by our Board of Directors and are generally based upon new annuity deposits. These shares are being distributed at the end of the vesting and deferral period of 9 years. We recognize commission expense and an increase to additional paid-in capital as share-based compensation when the awards vest. For the years ended December 31, 2010 and 2009, agents vested in 1,052 shares and 53,208 shares of common stock, respectively, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $0.01 million and $0.4 million, respectively, under these plans. All outstanding shares issued under this plan were fully vested at December 31, 2010. At December 31, 2011 and 2010, the total number of undistributed vested shares under the NMO Deferred Compensation Plan was 1,631,548 and 1,937,580, respectively. These shares are included in the computation of earnings per share and earnings per share—assuming dilution.
We have a Rabbi Trust, the NMO Deferred Compensation Trust (the "NMO Trust"), which has purchased shares of our common stock to fund the amount of vested shares under the NMO Deferred Compensation Plan. The common stock held in the NMO Trust is treated as treasury stock. The NMO Trust purchased 81,745 shares and 4,262 shares of our common stock during 2011 and 2009 at a cost of $0.9 million and $0.01 million, respectively. The NMO Trust did not purchase any shares during 2010. The NMO Trust distributed 306,032, 166,965 and 334,515 shares during 2011, 2010 and 2009, respectively. The number of shares held by the NMO Trust at December 31, 2011 and 2010, was 1,631,548 and 1,855,835, respectively.
Our 1996 Stock Option Plan, 2000 Employee Stock Option Plan, 2000 Directors Stock Option Plan and 2011 Director Stock Option Plan (adopted in 2011) authorized grants of options to officers, directors and employees for an aggregate of up to 3,475,000 shares of our common stock. All options granted under these plans have 10 year terms and a 6 month vesting period after which they become fully exercisable immediately. At December 31, 2011, we had 130,000 shares of common stock available for future grant under the 2011 Director Stock Option Plan. In 2009, we adopted the 2009 Employee Incentive Plan which authorizes the grant of options, stock appreciation rights, restricted stock awards and restricted stock units convertible into or based upon our common stock up to 2,500,000 shares. All options granted under this plan have 10 year terms and a 3 year vesting period after which they become fully exercisable immediately. At December 31, 2011, we had 1,808,500 shares of common stock available for future grant under the 2009 Employee Incentive Plan.
The fair value for each stock option granted to officers, directors and employees during the years ended December 31, 2011, 2010 and 2009 was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2011		2010		2009
	Directors and Retirement Eligible Employees	Non-Retirement Eligible Employees	Directors and Retirement Eligible Employees	Non-Retirement Eligible Employees
Average risk-free interest rate	1.66%	2.00%	2.17%	2.99%	3.45%
Dividend yield	0.8%	1.0%	0.8%	0.8%	1.2%
Average expected life (years)	5	8	5	8	8
Volatility	66.1%	52.0%	75.7%	75.7%	67.0%
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We use the historical realized volatility of our stock for the expected volatility assumption within the valuation model. For options granted since 2007, the weighted average expected term for the majority of our options were calculated using average historical behavior.
During 2007, we established the Independent Insurance Agent Stock Option Plan. During 2010, we established the 2010 Independent Insurance Agent Stock Option plan. Under these plans, agents of American Equity Life may receive grants of options to acquire shares of our common stock based upon their individual sales. The plans authorize grants of options to agents for an aggregate of up to 5,000,000 shares of our common stock. We recognize commission expense and an increase to additional paid-in capital as share-based compensation equal to the fair value of the options as they are earned.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value for each stock option granted to agents during the years ended December 31, 2011, 2010 and 2009 was estimated using a Black-Scholes option valuation model until the grant date, at which time the options are included as permanent equity, with the following assumptions:

	Year Ended December 31,
	2011	2010	2009
Average risk-free interest rate	0.58%	1.44%	2.22%
Dividend yield	1.2%	0.8%	1.1%
Average expected life (years)	3.75	3.75	3.75
Volatility	67.2%	68.0%	59.8%
American Equity Life's agents earned 1,422,050 options during 2011, which were granted in January 2012, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $6.8 million in 2011. American Equity Life's agents earned 1,361,900 options during 2010, which were granted in January 2011, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $8.2 million in 2010. American Equity Life's agents earned 1,052,000 options during 2009, which were granted in January 2010, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $3.4 million in 2009. All options granted have 7 year terms and a 6 month vesting period after which they become exercisable immediately.
Changes in the number of stock options outstanding during the years ended December 31, 2011, 2010 and 2009 are as follows:

	Number of Shares	Weighted-Average Exercise Price per Share	Total Exercise Price
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2009	2,384,388	$9.46	$22,546
Granted	1,009,250	6.86	6,926
Canceled	(251,449)	7.37	(1,852)
Exercised	—	—	—
Outstanding at December 31, 2009	3,142,189	8.79	27,620
Granted	1,794,200	8.76	15,726
Canceled	(120,000)	8.80	(1,037)
Exercised	(695,539)	8.64	(6,122)
Outstanding at December 31, 2010	4,120,850	8.78	36,187
Granted	1,486,850	12.99	19,309
Canceled	(177,500)	8.00	(4,685)
Exercised	(585,350)	9.66	(1,714)
Outstanding at December 31, 2011	4,844,850	10.13	$49,097
The following table summarizes information about stock options outstanding at December 31, 2011:

	Stock Options Outstanding			Stock Options Vested
Range of Exercise Prices	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share
$5.07 - $5.07	12,500	4.44	$5.07	—	—	$—
$5.85 - $9.16	1,850,400	4.60	7.72	1,535,400	4.04	7.91
$9.49 - $11.46	1,479,250	5.50	10.31	735,750	4.44	10.86
$11.88 - $14.34	1,502,700	6.31	12.99	1,372,700	6.01	13.05
$5.07 - $14.34	4,844,850	5.41	10.13	3,643,850	4.86	10.44
The aggregate intrinsic value for stock options outstanding and vested awards was $7.4 million and $5.7 million, respectively, at December 31, 2011. For the years ended December 31, 2011 and 2010, the total intrinsic value of options exercised by officers, directors and employees was $0.3 million and $0.6 million, respectively. There were no option exercises during the year ended December 31, 2009. Intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the price of our common stock as of the reporting date. Cash received from stock options exercised for the years ended December 31, 2011 and 2010 was $4.7 million and $6.1 million, respectively. The tax benefit realized for the tax deduction from the exercise of stock options by officers, directors, employees and agents for the years ended December 31, 2011 and 2010, was $0.1 million and $0.3 million, respectively.

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
In August 2007, we issued a loan to the ESOP in the amount of $7.0 million to purchase 650,000 shares of our common stock from David J. Noble, our Executive Chairman. The loan is to be repaid over a period of 20 years with annual interest payments due on December 31 of each year. Required principal payments according to the terms of the loan of $1.8 million are due on December 31, 2012, 2017, and 2022 with the final principal payment due on August 31, 2027; however, at December 31, 2011, the outstanding balance on this loan is $2.8 million as we have been prepaying the balance due. The loan is eliminated in the consolidated financial statements. The shares purchased by the ESOP were pledged as collateral for this debt and are reported as unallocated common stock held by the ESOP, a contra-equity account in stockholders' equity. When shares are committed for release, the shares become outstanding for earnings per share computations. For each plan year in which a payment or prepayment of principal or interest is made, we will release from the pledge the number of shares determined under the principal and interest method. Dividends on allocated ESOP shares are recorded as a reduction in retained earnings and are credited to employee accounts. Dividends on unallocated shares held by the ESOP will be used to repay indebtedness. As of December 31, 2011 and 2010, there were 59,751 shares and 50,479 shares committed for release and compensation expense of $1.3 million, $0.8 million and $0.4 million was recognized in 2011, 2010 and 2009, respectively. The fair value of 336,093 unreleased shares and 447,048 unreleased shares was $3.5 million and $5.6 million at December 31, 2011 and 2010, respectively.
12.   Life Insurance Subsidiaries
Prior approval of regulatory authorities is required for the payment of dividends to us by our life insurance subsidiaries which exceed an annual limitation. During 2012, American Equity Life can pay dividends to us of $195.5 million, without prior approval from regulatory authorities.
Statutory accounting practices prescribed or permitted by regulatory authorities for our life insurance subsidiaries differ from GAAP. Combined net income for our life insurance subsidiaries as determined in accordance with statutory accounting practices was $167.9 million (unaudited), $172.9 million and $116.9 million in 2011, 2010 and 2009, respectively, and total statutory capital and surplus of our life insurance subsidiaries was $1.6 billion (unaudited) and $1.4 billion at December 31, 2011 and 2010, respectively. Calculations using the NAIC formula at December 31, 2011, indicated that American Equity Life's ratio of total adjusted capital to the highest level of required capital at which regulatory action might be initiated was 346%.

13.   Commitments and Contingencies
We lease our home office space and certain equipment under various operating leases. Rent expense for the years ended December 31, 2011, 2010 and 2009 totaled $1.9 million, $1.9 million and $1.7 million, respectively. At December 31, 2011, the aggregate future minimum lease payments are $11.7 million. The following represents payments due by period for operating lease obligations as of December 31, 2011 (dollars in thousands):

Year Ending December 31:
2012	$1,437
2013	1,296
2014	1,270
2015	1,250
2016	1,173
2017 and thereafter	5,251
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Los Angeles Case is a consolidated action involving several lawsuits filed by individuals, and the individuals are seeking class action status for a national class of purchasers of annuities issued by us; however, no class has yet been certified. The named plaintiffs in this consolidated case are Bernard McCormack, Gust Anagnostis by and through Gary S. Anagnostis and Robert C. Anagnostis, Regina Bush by and through Sharon Schipiour, Lenice Mathews by and through Mary Ann Maclean and George Miller. The allegations generally attack the suitability of sales of deferred annuity products to persons over the age of 65. The plaintiffs seek rescission and injunctive relief including restitution and disgorgement of profits on behalf of all class members under California Business & Professions Code section 17200 et seq. and Racketeer Influenced and Corrupt Organizations Act; compensatory damages for breach of fiduciary duty and aiding and abetting of breach of fiduciary duty; unjust enrichment and constructive trust; and other pecuniary damages under California Civil Code section 1750 and California Welfare & Institutions Codes section 15600 et seq. We participated in mediation sessions with plaintiffs' counsel during the second and third quarters of 2011 and potential settlement terms are continue to be discussed. However, due to (i) the fact no class has been certified (ii) the lack of specificity as to legal theories put forth by the plaintiffs, (iii) the lack of specificity of the remedies sought, and (iv) the lack of any basis on which to compute estimated compensatory and/or punitive damages, we generally cannot predict what the outcome of the pending purported class action lawsuit will be, what the timing of the ultimate resolution of this lawsuit will be, or an estimate and/or range of possible loss related to the pending purported class action lawsuit. In light of the inherent uncertainties involved in the pending purported class action lawsuit, there can be no assurance that such litigation, or any other pending or future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.
14.   Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per share data)
Numerator:
Net income—numerator for earnings per common share	$86,248	$42,933	$68,530
Interest on convertible subordinated debentures (net of income tax benefit)	1,034	1,035	1,037
Numerator for earnings per common share—assuming dilution	$87,282	$43,968	$69,567
Denominator:
Weighted average common shares outstanding (1)	59,482,349	58,506,804	56,137,776
Effect of dilutive securities:
Convertible subordinated debentures	2,727,084	2,729,514	2,734,528
Convertible senior notes	848,164	2,904,571	—
Stock options and deferred compensation agreements	561,898	438,834	43,033
Denominator for earnings per common share—assuming dilution	63,619,495	64,579,723	58,915,337
Earnings per common share	$1.45	$0.73	$1.22
Earnings per common share—assuming dilution	$1.37	$0.68	$1.18

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
		Minimum	Maximum
Year ended December 31, 2011	2,290,200	$10.65	$14.34
Year ended December 31, 2010	1,945,500	$8.75	$14.34
Year ended December 31, 2009	2,383,789	$6.96	$14.34
In November 2011, our board of directors approved a share repurchase program authorizing us to repurchase up to 10,000,000 shares of our common stock. As of December 31, 2011, no shares had been repurchased under this program.

15.   Quarterly Financial Information (Unaudited)
Unaudited quarterly results of operations are summarized below.

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
2011
Premiums and product charges	$19,878	$23,181	$23,531	$21,750
Net investment income	292,128	296,878	305,502	324,272
Change in fair value of derivatives	148,653	(22,029)	(333,621)	92,269
Net realized gains (losses) on investments, excluding OTTI losses	(1,193)	(854)	(17,292)	698
Net OTTI losses recognized in operations	(6,571)	(2,229)	(8,891)	(16,285)
Total revenues	452,895	294,947	(30,771)	422,704
Net income (loss)	31,343	18,274	(13,068)	49,699
Earnings (loss) per common share	0.53	0.31	(0.22)	0.83
Earnings (loss) per common share—assuming dilution	0.48	0.28	(0.22)	0.79
2010
Premiums and product charges	$18,805	$21,260	$21,719	$19,273
Net investment income	242,910	254,845	260,475	277,876
Change in fair value of derivatives	82,015	(208,737)	93,980	201,604
Net realized gains on investments, excluding OTTI losses	9,903	1,063	11,298	1,462
Net OTTI losses recognized in operations	(3,223)	(818)	(3,990)	(15,836)
Loss on retirement of debt	—	(292)	—	—
Total revenues	350,410	67,321	383,482	484,379
Net income (loss)	14,885	(1,504)	20,514	9,038
Earnings (loss) per common share	0.26	(0.03)	0.35	0.15
Earnings (loss) per common share—assuming dilution	0.25	(0.03)	0.33	0.14
Earnings per common share for each quarter is computed independently of earnings per common share for the year. As a result, the sum of the quarterly earnings per common share amounts may not equal the earnings per common share for the year.
In the quarter ended March 31, 2011, we adjusted for an overstatement of our single premium immediate annuity reserves that resulted in a cumulative overstatement of net income for the first quarter of 2011 of $2.7 million.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The differences between the change in fair value of derivatives for each quarter primarily correspond to the performance of the indices upon which our call options are based. The comparability of net income (loss) is impacted by the application of fair value accounting to our fixed index annuity business as follows:

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands)
2011	$(2,945)	$9,747	$45,868	$(21,313)
2010	(12,883)	(30,536)	(8,996)	(14,301)

Schedule I—Summary of Investments—Other
Than Investments in Related Parties

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

December 31, 2011

Column A	Column B	Column C	Column D
Type of Investment	Amortized Cost(1)	Fair Value	Amount at which shown in the balance sheet
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,084	$4,678	$4,678
United States Government sponsored agencies	1,751,558	1,770,621	1,770,621
United States municipalities, states and territories	2,981,699	3,333,383	3,405,769
Foreign Government obligations	65,216	72,386	72,386
Corporate securities	9,117,173	10,116,361	10,116,361
Residential mortgage backed securities	2,618,040	2,703,290	2,703,290
Other asset backed securities	442,509	463,390	463,390
	16,980,279	18,464,109	18,536,495
Held for investment:
United States Government sponsored agencies	2,568,274	2,585,080	2,568,274
Corporate security	75,932	59,342	75,932
	2,644,206	2,644,422	2,644,206
Total fixed maturity securities	19,624,485	$21,108,531	21,180,701
Equity securities, available for sale:
Non-redeemable preferred stocks	39,955	$37,251	37,251
Common stocks	18,483	25,594	25,594
Total equity securities	58,438	$62,845	62,845
Mortgage loans on real estate	2,823,047	3,030,308	2,823,047
Derivative instruments	273,314	273,314	273,314
Other investments	115,930		115,930
Total investments	$22,895,214		$24,455,837

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

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Balance Sheets

(Dollars in thousands)

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$12,609	$62,324
Equity securities of subsidiary trusts	8,196	8,191
Receivable from subsidiaries	747	1,192
Federal income tax recoverable, including amount from subsidiaries	8,868	9,010
Other assets, including 2015 notes hedges	61,233	86,738
	91,653	167,455
Investment in and advances to subsidiaries	1,933,845	1,449,375
Total assets	$2,025,498	$1,616,830

Liabilities and Stockholders' Equity
Liabilities:
Notes payable	$297,608	$330,835
Subordinated debentures payable to subsidiary trusts	268,653	268,495
Deferred income tax liability	460	4,815
Other liabilities, including 2015 notes embedded derivative	50,098	74,638
Total liabilities	616,819	678,783
Stockholders' equity:
Common stock	57,837	56,968
Additional paid-in capital	468,281	454,454
Unallocated common stock held by ESOP	(3,620)	(4,815)
Accumulated other comprehensive income (loss)	457,229	81,820
Retained earnings	428,952	349,620
Total stockholders' equity	1,408,679	938,047
Total liabilities and stockholders' equity	$2,025,498	$1,616,830
See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Statements of Operations

(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Net investment income	$298	$295	$31
Dividends from subsidiary trusts	427	455	482
Dividends from subsidiary	—	—	10,000
Investment advisory fees	29,765	23,713	21,339
Surplus note interest from subsidiary	4,080	4,080	4,080
Realized gain (loss) on investments	18	13	—
Change in fair value of derivatives	(21,146)	27,059	(2,379)
Gain (loss) on extinguishment of debt	—	(292)	(675)
Total revenues	13,442	55,323	32,878
Expenses:
Change in fair value of embedded derivatives	(21,002)	29,595	—
Interest expense on notes payable	31,633	22,125	14,561
Interest expense on subordinated debentures issued to subsidiary trusts	13,977	14,906	15,819
Other operating costs and expenses	7,307	6,013	8,870
Total expenses	31,915	72,639	39,250
Loss before income taxes and equity in undistributed income of subsidiaries	(18,473)	(17,316)	(6,372)
Income tax benefit	(7,407)	(7,417)	(6,596)
Loss before equity in undistributed income of subsidiaries	(11,066)	(9,899)	224
Equity in undistributed income of subsidiaries	97,314	52,832	68,306
Net income	$86,248	$42,933	$68,530
See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income	$86,248	$42,933	$68,530
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of 2015 notes embedded conversion derivative	(21,002)	29,595	—
Provision for depreciation and amortization	2,395	1,270	838
Accrual of discount on equity security	(5)	(4)	(4)
Equity in undistributed income of subsidiaries	(97,314)	(52,832)	(78,306)
Equity distributions received from subsidiaries	—	—	10,000
Amortization of premium on fixed maturity security	1,005	185	—
Accrual of discount on contingent convertible notes	13,024	7,761	3,791
Change in fair value of 2015 notes hedges	21,002	(29,595)	—
Realized (gain) loss on investments	(18)	(13)	—
Loss (gain) on extinguishment of debt	—	292	675
Accrual of discount on debenture issued to subsidiary trust	158	148	138
Share-based compensation	866	1,087	320
ESOP compensation	45	82	37
Deferred income tax benefit	(4,355)	(5,153)	(3,181)
Changes in operating assets and liabilities:
Receivable from subsidiaries	1,596	(10)	515
Federal income tax recoverable	142	(2,296)	4,575
Other assets	1,702	(1,925)	(1,308)
Other liabilities	(1,562)	3,708	(1,292)
Net cash provided by (used in) operating activities	3,927	(4,767)	5,328

Investing activities
Capital contributions to subsidiaries	(2,450)	(2,400)	(75,500)
Purchase of fixed maturity security	(53,610)	(50,260)	—
Sales, maturities or repayments of fixed maturity securities—available for sale	52,623	50,088	—
Purchases of property, plant and equipment	—	(33)	—
Net cash provided by (used in) investing activities	(3,437)	(2,605)	(75,500)
See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Statements of Cash Flows (Continued)

(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Financing activities
Financing fees incurred and deferred	$(1,566)	$(6,800)	$(2,751)
Proceeds from notes payable	—	200,000	127,225
Repayments of notes payable	(46,251)	(156,641)	—
Purchase of 2015 notes hedges	—	(37,000)	—
Excess tax benefits realized from share-based compensation plans	28	31	—
Equity issue costs incurred	—	—	(1,364)
Proceeds from issuance of common stock	4,686	6,123	1,061
Proceeds from issuance of warrants	—	15,600	—
Other	—	—	(24)
Dividends paid	(7,102)	(5,829)	(4,618)
Net cash provided by (used in) financing activities	(50,205)	15,484	119,529
Increase (decrease) in cash and cash equivalents	(49,715)	8,112	49,357
Cash and cash equivalents at beginning of year	62,324	54,212	4,855
Cash and cash equivalents at end of year	$12,609	$62,324	$54,212
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest on notes payable	$16,917	$11,085	$6,474
Interest on subordinated debentures	13,703	14,717	12,588
Non-cash financing activity:
Conversion of subordinated debentures	—	60	—
Stock issued in retirement of debt	—	—	31,250
Retirement of debt through debt exchange	—	—	63,614
See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Note to Condensed Financial Statements

December 31, 2011
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

Schedule III—Supplementary Insurance Information

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable
	(Dollars in thousands)
As of December 31, 2011: Life insurance	$1,683,857	$28,118,716	$—	$400,594
As of December 31, 2010: Life insurance	$1,747,760	$23,655,807	$—	$222,860
As of December 31, 2009: Life insurance	$1,625,785	$19,336,221	$—	$119,403

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses
	(Dollars in thousands)
As of December 31, 2011: Life insurance	$88,340	$1,218,780	$750,214	$143,478	$113,169
As of December 31, 2010: Life insurance	$81,057	$1,036,106	$932,292	$136,388	$151,646
As of December 31, 2009: Life insurance	$76,012	$932,172	$926,279	$88,009	$88,461
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule IV—Reinsurance

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2011:
Life insurance in force, at end of year	$2,469,428	$4,692	$65,197	$2,529,933	2.58%
Insurance premiums and other considerations:
Annuity product charges	$84,338	$8,149	$—	$76,189	—
Traditional life and accident and health insurance premiums	11,777	348	722	12,151	5.94%
	$96,115	$8,497	$722	$88,340	0.82%
Year ended December 31, 2010:
Life insurance in force, at end of year	$2,505,280	$3,147	$69,734	$2,571,867	2.71%
Insurance premiums and other considerations:
Annuity product charges	$78,138	$9,063	$—	$69,075	—
Traditional life and accident and health insurance premiums	11,811	711	882	11,982	7.36%
	$89,949	$9,774	$882	$81,057	1.09%
Year ended December 31, 2009:
Life insurance in force, at end of year	$2,508,623	$2,945	$72,874	$2,578,552	2.83%
Insurance premiums and other considerations:
Annuity product charges	$70,554	$7,196	$—	$63,358	—
Traditional life and accident and health insurance premiums	12,014	243	883	12,654	6.98%
	$82,568	$7,439	$883	$76,012	1.15%
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule V—Valuation and Qualifying Accounts

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

	Balance January 1,	Charged to Costs and Expenses	Translation Adjustment	Write-offs/Payments/Other	Balance December 31,
	(Dollars in thousands
Year Ended December 31, 2011
Valuation allowance on mortgage loans	$(16,224)	$(30,770)	$—	$14,030	$(32,964)

Year Ended December 31, 2010
Valuation allowance on mortgage loans	$(5,266)	$(15,225)	$—	$4,267	$(16,224)

Year Ended December 31, 2009
Valuation allowance on mortgage loans	$—	$(6,484)	$—	$1,218	$(5,266)

See accompanying Report of Independent Registered Public Accounting Firm.

Item 15.    Exhibits and Financial Statement Schedules.

(a)   Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation, including Articles of Amendment**++
3.2	Articles of Amendment to Articles of Incorporation#
3.3	Articles of Amendment to Articles of Incorporation###
3.4	Third Amended and Restated Bylaws####
4.4	Amended and Restated Declaration of Trust of American Equity Capital Trust I dated September 7, 1999+
4.5	Indenture dated September 7, 1999 between American Equity Investment Life Holding Company and Wilmington Trust Company (as successor in interest to West Des Moines State Bank), as trustee#
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
10.27
Amendment IV, effective October 1, 2009, to the 2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement effective October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Co. of America+++

10.28	Amended Retirement Benefit Agreement, dated as of March 29, 2010, between American Equity Investment Life Holding Company and David J. Noble###########
10.30	American Equity Investment Life Holding Company Short-Term Performance Incentive Plan**********
10.33	2010 Independent Insurance Agent Stock Option Plan***********
10.34	Credit Agreement dated January 28, 2011 among American Equity Investment Life Holding Company, JPMorgan Chase Bank, National Association, Suntrust Bank and Deutsche Bank Securities, Inc.++++
10.35
Amendment V, effective November 18, 2010, to the 2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement effective October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Co. of America++++

10.36	Transition and Severance Agreement between James M. Gerlach and American Equity Investment Life Insurance Company, dated February 20, 2012
10.37
American Equity Investment Life Holding Company 2011 Director Stock Option Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement for the 2011 annual meeting of stockholders filed on April 25, 2011, File No. 001-31911)

Exhibit No.	Description
12.1	Ratio of Earnings to Fixed Charges
21.2	Subsidiaries of American Equity Investment Life Holding Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form 10 filed May 6, 1999, File No. 000-25985
**	Incorporated by reference to the Registration Statement on Form 10 and Post-Effective Amendment No. 1 to the Registration Statement on Form 10 filed July 22, 1999, File No. 000-25985
+	Incorporated by reference to Form 10-K for the period ended December 31, 1999, File No. 000-25985
++	Incorporated by reference to Form 10-Q for the period ended June 30, 2000, File No. 000-25985
+++	Incorporated by reference to Form 10-K for the period ended December 31, 2009, File No. 001-31911
++++	Incorporated by reference to Form 10-K for the period ended December 31, 2010, File No. 001-31911
+++++	Incorporated by reference to Form 10-K for the period ended December 31, 2001, File No. 000-25985
++++++	Incorporated by reference to Form 10-K for the period ended December 31, 2002, File No. 000-25985
++++++++	Incorporated by reference to Form 10-K for the period ended December 31, 2003, File No. 001-31911
+++++++++	Incorporated by reference to Form 10-Q for the period ended June 30, 2004, File No. 001-31911
++++++++++	Incorporated by reference to Form 10-Q for the period ended September 30, 2004, File No. 001-31911
+++++++++++	Incorporated by reference to Form 10-Q for the period ended June 30, 2005, File No. 001-31911
++++++++++++	Incorporated by reference to Form 10-Q for the period ended September 30, 2005, File No. 001-31911
***	Incorporated by reference to Form 10-K for the period ended December 31, 2005, File No. 001-31911
****	Incorporated by reference to Form 10-Q for the period ended March 31, 2006, File No. 001-31911
*****	Incorporated by reference to Form 10-Q for the period ended September 30, 2006, File No. 001-31911
******	Incorporated by reference to Form 10-K for the period ended December 31, 2006, File No. 001-31911
*******	Incorporated by reference to Form 10-Q for the period ended September 30, 2007, File No. 001-31911
********	Incorporated by reference to Form 10-Q for the period ended June 30, 2009, File No. 001-31911
*********	Incorporated by reference to Form 10-Q for the period ended September 30, 2009, File No. 001-31911
**********	Incorporated by reference to Form 10-Q for the period ended September 30, 2010, File No. 001-31911
***********	Incorporated by reference to the Registration Statement on Form S-3, File No. 333-171161
#	Incorporated by reference to the Registration Statement on Form S-1, File No. 333-108794, including all pre-effective amendments thereto
##	Incorporated by reference to Form 10-K for the period ended December 31, 2004, File No. 001-31911
###	Incorporated by reference to the Registration Statement on Form S-3 filed January 15, 2008, File No. 333-148681
####	Incorporated by reference to Form 8-K filed September 2, 2008, File No. 001-31911
#####	Incorporated by reference to Form 8-K/A filed January 2, 2009, File No. 001-31911
######	Incorporated by reference to Form 8-K filed June 9, 2009, File No. 001-31911
#######	Incorporated by reference to Form 8-K filed December 23, 2009, File No. 001-31911
########	Incorporated by reference to Form 8-K filed August 26, 2009, File No. 001-31911
#########	Incorporated by reference to Form 10-K for the period ended December 31, 2008, File No. 001-31911
##########	Incorporated by reference to Form 8-K filed September 28, 2010, File No. 001-31911
###########	Incorporated by reference to Form 8-K filed April 2, 2010, File No. 001-31911
############	Incorporated by reference to Form 8-K filed September 20, 2010, File No. 001-31911