Form 10-Q
period 2012-03-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2012-05-07
CIK 1039828

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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
Shares of common stock outstanding at April 30, 2012: 59,923,590

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2012 - $17,738,411; 2011 - $16,980,279)	$19,007,153	$18,464,109
Held for investment, at amortized cost (fair value: 2012 - $1,521,790; 2011 - $2,644,422)	1,531,763	2,644,206
Equity securities, available for sale, at fair value (cost: 2012 - $56,396; 2011 - $58,438)	65,227	62,845
Mortgage loans on real estate	2,756,392	2,823,047
Derivative instruments	558,610	273,314
Other investments	115,594	115,930
Total investments	24,034,739	24,383,451

Cash and cash equivalents	2,527,113	404,952
Coinsurance deposits	2,902,172	2,818,642
Accrued investment income	236,622	228,937
Deferred policy acquisition costs	1,820,153	1,683,857
Deferred sales inducements	1,352,771	1,242,787
Deferred income taxes	60,528	21,981
Income taxes recoverable	—	8,441
Other assets	104,435	81,671
Total assets	$33,038,533	$30,874,719

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$29,255,621	$28,118,716
Other policy funds and contract claims	418,818	400,594
Notes payable	300,567	297,608
Subordinated debentures	268,574	268,593
Income taxes payable	9,000	—
Other liabilities	1,412,369	380,529
Total liabilities	31,664,949	29,466,040

Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized, 2012 and 2011 no shares issued and outstanding	—	—
Common stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding: 2012 - 58,621,637 shares (excluding 5,124,749 treasury shares); 2011 - 57,836,540 shares (excluding 5,616,595 treasury shares)	58,622	57,837
Additional paid-in capital	470,079	468,281
Unallocated common stock held by ESOP; 2012 - 336,093 shares; 2011 - 336,093 shares	(3,287)	(3,620)
Accumulated other comprehensive income	408,747	457,229
Retained earnings	439,423	428,952
Total stockholders' equity	1,373,584	1,408,679
Total liabilities and stockholders' equity	$33,038,533	$30,874,719
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Traditional life insurance premiums	$3,222	$2,916
Annuity product charges	19,393	16,962
Net investment income	326,910	292,128
Change in fair value of derivatives	259,161	148,653
Net realized losses on investments, excluding other than temporary impairment ("OTTI") losses	(6,076)	(1,193)
OTTI losses on investments:
Total OTTI losses	(1,781)	(5,100)
Portion of OTTI losses recognized from other comprehensive income	(1,100)	(1,471)
Net OTTI losses recognized in operations	(2,881)	(6,571)
Total revenues	599,729	452,895

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	2,117	1,895
Interest sensitive and index product benefits	139,123	159,665
Amortization of deferred sales inducements	16,710	30,692
Change in fair value of embedded derivatives	359,066	128,303
Interest expense on notes payable	6,995	7,907
Interest expense on subordinated debentures	3,586	3,466
Interest expense on amounts due under repurchase agreements	—	4
Amortization of deferred policy acquisition costs	34,284	55,223
Other operating costs and expenses	21,713	17,474
Total benefits and expenses	583,594	404,629
Income before income taxes	16,135	48,266
Income tax expense	5,664	16,923
Net income	10,471	31,343

Earnings per common share	$0.18	$0.53
Earnings per common share - assuming dilution	$0.16	$0.48
Weighted average common shares outstanding (in thousands):
Earnings per common share	59,701	59,182
Earnings per common share - assuming dilution	65,930	65,711
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$10,471	$31,343
Other comprehensive loss:
Change in net unrealized investment gains/losses (1)	(74,975)	(22,553)
Noncredit component of OTTI losses (1)	389	644
Other comprehensive loss before income tax	(74,586)	(21,909)
Income tax effect related to other comprehensive loss	26,104	7,668
Other comprehensive loss	(48,482)	(14,241)
Comprehensive income (loss)	$(38,011)	$17,102
(1) Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2011	$57,837	$468,281	$(3,620)	$457,229	$428,952	$1,408,679
Net income for period	—	—	—	—	10,471	10,471
Other comprehensive loss	—	—	—	(48,482)	—	(48,482)
Conversion of $60 of subordinated debentures	7	49	—	—	—	56
Allocation of 30,903 shares of common stock by ESOP, including excess income tax benefits	—	22	333	—	—	355
Share-based compensation, including excess income tax benefits	—	1,774	—	—	—	1,774
Issuance of 777,690 shares of common stock under compensation plans, including excess income tax benefits	778	(47)	—	—	—	731
Balance at March 31, 2012	$58,622	$470,079	$(3,287)	$408,747	$439,423	$1,373,584

Balance at December 31, 2010	$56,968	$454,454	$(4,815)	$81,820	$349,620	$938,047
Net income for period	—	—	—	—	31,343	31,343
Other comprehensive loss	—	—	—	(14,241)	—	(14,241)
Allocation of 24,492 shares of common stock by ESOP, including excess income tax benefits	—	37	264	—	—	301
Share-based compensation, including excess income tax benefits	—	2,630	—	—	—	2,630
Issuance of 719,979 shares of common stock under compensation plans, including excess income tax benefits	720	2,377	—	—	—	3,097
Balance at March 31, 2011	$57,688	$459,498	$(4,551)	$67,579	$380,963	$961,177
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$10,471	$31,343
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	139,123	159,665
Amortization of deferred sales inducements	16,710	30,692
Annuity product charges	(19,393)	(16,962)
Change in fair value of embedded derivatives	359,066	128,303
Increase in traditional life and accident and health insurance reserves	6,032	24,356
Policy acquisition costs deferred	(91,177)	(117,501)
Amortization of deferred policy acquisition costs	34,284	55,223
Provision for depreciation and other amortization	4,547	4,515
Amortization of discounts and premiums on investments	(39,738)	(45,564)
Realized gains/losses on investments and net OTTI losses recognized in operations	8,957	7,764
Change in fair value of derivatives	(259,161)	(149,241)
Deferred income taxes	(12,443)	(41,597)
Share-based compensation	1,106	1,719
Change in accrued investment income	(7,685)	(30,003)
Change in income taxes recoverable/payable	17,441	56,581
Change in other assets	(682)	253
Change in other policy funds and contract claims	18,224	45,816
Change in collateral held for derivatives	292,043	122,437
Change in other liabilities	(19,523)	(28,408)
Other	(482)	318
Net cash provided by operating activities	457,720	239,709

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	965,283	1,732,408
Fixed maturity securities - held for investment	1,140,816	—
Equity securities - available for sale	2,605	—
Mortgage loans on real estate	99,199	52,768
Derivative instruments	57,015	97,878
Other investments	4,568	—
Acquisition of investments:
Fixed maturity securities - available for sale	(988,547)	(1,824,696)
Fixed maturity securities - held for investment	—	(760,505)
Equity securities - available for sale	—	(1,600)
Mortgage loans on real estate	(43,678)	(191,583)
Derivative instruments	(83,201)	(83,409)
Other investments	(17)	(33)
Purchases of property, furniture and equipment	(191)	(2,656)
Net cash provided by (used in) investing activities	1,153,852	(981,428)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$979,445	$1,341,844
Coinsurance deposits	(49,478)	(16,207)
Return of annuity policyholder account balances	(414,521)	(438,371)
Financing fees incurred and deferred	—	(1,566)
Excess tax benefits realized from share-based compensation plans	665	935
Proceeds from issuance of common stock	721	3,052
Change in checks in excess of cash balance	(6,243)	1,003
Net cash provided by financing activities	510,589	890,690
Increase in cash and cash equivalents	2,122,161	148,971
Cash and cash equivalents at beginning of period	404,952	597,766
Cash and cash equivalents at end of period	$2,527,113	$746,737

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$7,014	$6,792
Income taxes	—	1,000
Non-cash operating activity:
Deferral of sales inducements	70,019	106,249
Non-cash investing activity:
Real estate acquired in satisfaction of mortgage loans	3,303	3,781
Non-cash financing activities:
Conversion of subordinated debentures	60	—
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company (“we”, “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Adopted Accounting Pronouncements
In October 2010, as a result of a consensus of the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force (EITF), the FASB issued an accounting standards update (ASU) that modifies the definition of the types of costs incurred that can be capitalized in the acquisition of new and renewal insurance contracts. This guidance defines the costs that qualify for deferral as incremental direct costs that result directly from and are essential to successful contract transactions and would not have been incurred by the insurance entity had the contract transactions not occurred. In addition, it lists certain costs as deferrable as those that are directly related to underwriting, policy issuance and processing, medical and inspection, and sales force contract selling as deferrable, as well as the portion of an employee's total compensation related directly to time spent performing those activities for actual acquired contracts and other costs related directly to those activities that would not have been incurred if the contract had not been acquired. This amendment to current GAAP became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Other operating costs and expenses for the three months ended March 31, 2012, increased $3.0 million due to the prospective adoption of this ASU effective January 1, 2012, which decreased net income $1.9 million and decreased diluted earnings per share $0.03.
In May 2011, the FASB issued an ASU that addresses fair value measurement and disclosure as part of its convergence efforts with the International Accounting Standards Board. The result is common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. This ASU changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Some changes clarify the FASB's intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The disclosure requirements add information about transfers between Level 1 and Level 2 of the fair value hierarchy, information about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. This ASU became effective for interim and annual periods beginning after December 15, 2011. See note 2 for disclosures regarding fair value measurements.
In June 2011, the FASB issued an ASU that expands the disclosure requirements related to other comprehensive income (loss). A reporting entity is now required to present the total of comprehensive income (loss), the components of net income, and the components of other comprehensive income (loss) either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. Under both choices, the reporting entity is required to present each component of net income along with total net income, each component of other comprehensive income (loss) along with a total for other comprehensive income (loss) and a total amount for comprehensive income (loss). This ASU became effective for interim and annual periods beginning after December 15, 2011. We have adopted this ASU on January 1, 2012.
New Accounting Pronouncements
There are no accounting standards updates finalized to become effective in the future that will significantly effect our consolidated financial statements.

Significant Accounting Policy - Deferred Policy Acquisition Costs
Our accounting policy for deferred policy acquisition costs follows, which has been updated from out 10-K for the year ended December 31, 2011 to reflect the adoption of new accounting standards.
To the extent recoverable from future policy revenues and gross profits, certain incremental direct costs that vary with and are directly related to the production of successful new business are not expensed when incurred but instead are capitalized as deferred policy acquisition costs. Deferred policy acquisition costs are subject to loss recognition testing on a quarterly basis or when an event occurs that may warrant loss recognition. Deferred policy acquisition costs consist primarily of commissions and certain costs of policy issuance.
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

2. Fair Values of Financial Instruments
The following sets forth a comparison of the fair values and carrying amounts of our financial instruments:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$19,007,153	$19,007,153	$18,464,109	$18,464,109
Held for investment	1,531,763	1,521,790	2,644,206	2,644,422
Equity securities, available for sale	65,227	65,227	62,845	62,845
Mortgage loans on real estate	2,756,392	2,980,414	2,823,047	3,030,308
Derivative instruments	558,610	558,610	273,314	273,314
Other investments	79,769	77,297	79,109	76,648
Cash and cash equivalents	2,527,113	2,527,113	404,952	404,952
Coinsurance deposits	2,902,172	2,622,586	2,818,642	2,549,025
Interest rate swaps	890	890	—	—
2015 notes hedges	62,344	62,344	45,593	45,593

Liabilities
Policy benefit reserves	28,969,453	24,077,557	27,842,770	23,407,540
Single premium immediate annuity (SPIA) benefit reserves	418,143	433,803	397,248	412,998
Notes payable	300,567	432,539	297,608	376,370
Subordinated debentures	268,574	245,648	268,593	233,809
2015 notes embedded derivatives	62,344	62,344	45,593	45,593
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

Transfers of securities among the levels occur at times and depend on the type of inputs used to determine fair value of each security, however there were no transfers between levels during the three months ended March 31, 2012.

Our assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
March 31, 2012
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,586	$4,586	$—	$—
United States Government sponsored agencies	1,680,889	—	1,680,889	—
United States municipalities, states and territories	3,331,165	—	3,331,165	—
Foreign government obligations	43,713	—	43,713	—
Corporate securities	10,852,808	59,446	10,793,362	—
Residential mortgage backed securities	2,583,699	—	2,581,672	2,027
Other asset backed securities	510,293	373	509,920	—
Equity securities, available for sale: finance, insurance and real estate	65,227	45,533	19,694	—
Derivative instruments	558,610	—	558,610	—
Cash and cash equivalents	2,527,113	2,527,113	—	—
Interest rate swaps	890	—	890	—
2015 notes hedges	62,334	—	62,334	—
	$22,158,993	$2,637,051	$19,519,915	$2,027
Liabilities
2015 notes embedded derivatives	$62,334	$—	$62,334	$—
Fixed index annuities - embedded derivatives	2,921,037	—	—	2,921,037
	$2,983,371	$—	$62,334	$2,921,037

December 31, 2011
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,678	$4,678	$—	$—
United States Government sponsored agencies	1,799,779	—	1,799,779	—
United States municipalities, states and territories	3,333,383	—	3,333,383	—
Foreign government obligations	43,228	—	43,228	—
Corporate securities	10,116,361	58,827	10,057,534	—
Residential mortgage backed securities	2,703,290	—	2,701,192	2,098
Other asset backed securities	463,390	370	463,020	—
Equity securities, available for sale: finance, insurance and real estate	62,845	44,229	18,616	—
Derivative instruments	273,314	—	273,314	—
Cash and cash equivalents	404,952	404,952	—	—
2015 notes hedges	45,593	—	45,593	—
	$19,250,813	$513,056	$18,735,659	$2,098
Liabilities
2015 notes embedded derivatives	45,593	—	45,593	—
Fixed index annuities - embedded derivatives	2,530,496	—	—	2,530,496
	$2,576,089	$—	$45,593	$2,530,496

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis of inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of March 31, 2012 and December 31, 2011.
Mortgage loans on real estate
Mortgage loans on real estate are not measured at fair value on a recurring basis. The fair values of mortgage loans on real estate are calculated using discounted expected cash flows using current competitive market interest rates currently being offered for similar loans which are not fair value exit prices. The fair values of impaired mortgage loans on real estate that we have considered to be collateral dependent are based on the fair value of the real estate collateral (based on appraised values) less estimated costs to sell. The inputs utilized to determine fair value of all mortgage loans are unobservable market data (competitive market interest rates and appraised property values); therefore, fair value of mortgage loans falls into Level 3 in the fair value hierarchy.
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
Other investments
None of the financial instruments included in other investments are measured at fair value on a recurring basis. Financial instruments included in other investments are policy loans, an equity method investment and company owned life insurance (COLI). We have not attempted to determine the fair values associated with our policy loans, as we believe any differences between carrying value and the fair values afforded these instruments are immaterial to our consolidated financial position and, accordingly, the cost to provide such disclosure does not justify the benefit to be derived. The fair value of our equity method investment qualifies as a Level 3 fair value and was determined by calculating the present value of future cash flows discounted by a risk free rate, a risk spread and a liquidity discount. The risk spread and liquidity discount are rates determined by our investment professionals and are unobservable market inputs. The fair value of our COLI approximates its cash surrender value. Cash surrender of our COLI is based on the fair value of the underlying assets, whose fair values fall within Level 2 of the fair value hierarchy.

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
Policy benefit reserves, coinsurance deposits and SPIA benefit reserves
The fair values of the liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities), are stated at the cost we would incur to extinguish the liability (i.e., the cash surrender value) as these contracts are generally issued without an annuitization date. The coinsurance deposits related to the annuity benefit reserves have fair values determined in a similar fashion. For period-certain annuity benefit contracts, the fair value is determined by discounting the benefits at the interest rates currently in effect for newly purchased immediate annuity contracts. We are not required to and have not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value. Policy benefit reserves, coinsurance deposits and SPIA benefit reserves are not measured at fair value on a recurring basis. All of the fair values presented within these categories fall within Level 3 of the fair value hierarchy as most of the inputs are unobservable market data.
Notes payable
The fair value of the convertible senior notes is based upon pricing matrices developed by a third party pricing service when quoted market prices are not available and are categorized as Level 2 within the fair value hierarchy. Notes payable are not remeasured at fair value on a recurring basis.
Subordinated debentures
Fair values for subordinated debentures are estimated using discounted cash flow calculations based principally on observable inputs including our incremental borrowing rates, which reflect our credit rating, for similar types of borrowings with maturities consistent with those remaining for the debt being valued. These fair values are categorized as Level 2 within the fair value hierarchy. Subordinated debentures are not measured at fair value on a recurring basis.
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

The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Available for sale securities
Beginning balance	$2,098	$2,702
Purchases	—	1,600
Principal returned	(41)	(188)
(Amortization)/accretion of premium/discount	26	12
Total gains (losses) (realized/unrealized):
Included in other comprehensive income (loss)	102	175
Included in operations	(158)	—
Ending balance	$2,027	$4,301
The Level 3 assets included in the table above are not material to our financial position, results of operations or cash flows, and it is management's opinion that the sensitivity of the inputs used in determining the fair value of these assets is not material as well.

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$2,530,496	$1,971,383
Premiums less benefits	84,226	215,943
Change in unrealized gains, net	306,315	54,674
Ending balance	$2,921,037	$2,242,000
Change in unrealized gains, net for each period in our embedded derivatives are included in change in fair value of embedded derivatives in the unaudited consolidated statements of operations.
Certain derivatives embedded in our fixed index annuity contracts are our most significant financial instrument measured at fair value that are categorized as Level 3 in the fair value hierarchy. The contractual obligations for future annual index credits within our fixed index annuity contracts are treated as a "series of embedded derivatives" over the expected life of the applicable contracts. We estimate the fair value of these embedded derivatives at each valuation date by (i) projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and (ii) discounting the excess of the projected contract value amounts at the applicable risk free interest rates adjusted for our nonperformance risk related to those liabilities. The projections of policy contract values are based on our best estimate assumptions for future policy growth and future policy decrements. Our best estimate assumptions for future policy growth include assumptions for the expected index credits on the next policy anniversary date which are derived from the fair values of the underlying call options purchased to fund such index credits and the expected costs of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary. The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as were used to project policy contract values.
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at March 31, 2012, were to increase by100 basis points, the fair value of the embedded derivatives would decrease by $195.1 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $117.7 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $217.5 million recorded through operations as an increase in the change in fair value of embedded derivatives and increase our combined balance for deferred policy acquisition costs and deferred sales inducements by $132.3 million recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

3. Investments
At March 31, 2012 and December 31, 2011, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
March 31, 2012
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,084	$502	$—	$4,586
United States Government sponsored agencies	1,669,737	12,903	(1,751)	1,680,889
United States municipalities, states and territories	3,015,682	316,645	(1,162)	3,331,165
Foreign government obligations	36,387	7,326	—	43,713
Corporate securities	9,982,373	932,175	(61,740)	10,852,808
Residential mortgage backed securities	2,529,727	131,170	(77,198)	2,583,699
Other asset backed securities	500,421	17,352	(7,480)	510,293
	$17,738,411	$1,418,073	$(149,331)	$19,007,153
Held for investment:
United States Government sponsored agencies	$1,455,793	$7,761	$—	$1,463,554
Corporate security	75,970	—	(17,734)	58,236
	$1,531,763	$7,761	$(17,734)	$1,521,790
Equity securities, available for sale:
Finance, insurance, and real estate	$56,396	$9,900	$(1,069)	$65,227

December 31, 2011
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,084	$594	$—	$4,678
United States Government sponsored agencies	1,780,401	19,378	—	1,799,779
United States municipalities, states and territories	2,981,699	351,694	(10)	3,333,383
Foreign government obligations	36,373	6,855	—	43,228
Corporate securities	9,117,173	1,079,422	(80,234)	10,116,361
Residential mortgage backed securities	2,618,040	157,331	(72,081)	2,703,290
Other asset backed securities	442,509	26,492	(5,611)	463,390
	$16,980,279	$1,641,766	$(157,936)	$18,464,109
Held for investment:
United States Government sponsored agencies	$2,568,274	$16,806	$—	$2,585,080
Corporate security	75,932	—	(16,590)	59,342
	$2,644,206	$16,806	$(16,590)	$2,644,422
Equity securities, available for sale:
Finance, insurance, and real estate	$58,438	$8,752	$(4,345)	$62,845
During the three months ended March 31, 2012 and 2011, we received $1.9 billion and $1.5 billion, respectively, in redemption proceeds related to calls of our callable United States Government sponsored agency securities and public and private corporate bonds, of which $1.1 billion were classified as held for investment for the three months ended March 31, 2012. There were no calls of held for investment securities during the three months ended March 31, 2011. We reinvested the proceeds from these redemptions primarily in United States Government sponsored agencies, corporate securities and other asset backed securities. At March 31, 2012, 34% of our fixed income securities have call features and 1% ($0.1 billion) were subject to call redemption. Another 13% ($2.5 billion) will become subject to call redemption during the next twelve months (principally the last three quarters of 2012).

The amortized cost and fair value of fixed maturity securities at March 31, 2012, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our residential mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$54,155	$56,064	$—	$—
Due after one year through five years	478,530	537,796	—	—
Due after five years through ten years	2,902,552	3,144,559	—	—
Due after ten years through twenty years	4,321,964	4,622,946	—	—
Due after twenty years	6,951,062	7,551,796	1,531,763	1,521,790
	14,708,263	15,913,161	1,531,763	1,521,790
Residential mortgage backed securities	2,529,727	2,583,699	—	—
Other asset backed securities	500,421	510,293	—	—
	$17,738,411	$19,007,153	$1,531,763	$1,521,790
Net unrealized gains on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities and equity securities	$1,277,573	$1,488,237
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(683,398)	(819,476)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax benefit	(207,962)	(234,066)
Net unrealized gains reported as accumulated other comprehensive income	$408,747	$457,229
The National Association of Insurance Commissioners (“NAIC”) assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations (“NRSRO’s”). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered “investment grade” while NAIC Class 3 through 6 designations are considered “non-investment grade.” Based on the NAIC designations, we had 98% of our fixed maturity portfolio rated investment grade at March 31, 2012 and December 31, 2011.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	March 31, 2012		December 31, 2011
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$13,459,266	$14,395,046	$14,359,272	$15,486,571
2	5,477,252	5,821,823	4,894,739	5,272,759
3	302,139	280,833	335,642	315,406
4	22,851	21,137	26,674	23,989
5	5,613	5,872	4,932	5,756
6	3,053	4,232	3,226	4,050
	$19,270,174	$20,528,943	$19,624,485	$21,108,531

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 302 and 246 securities, respectively) have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2012
Fixed maturity securities:
Available for sale:
United States Government sponsored agencies	$607,349	$(1,751)	$—	$—	$607,349	$(1,751)
United States municipalities, states and territories	47,597	(1,162)	—	—	47,597	(1,162)
Corporate securities:
Finance, insurance and real estate	393,955	(18,721)	137,166	(12,238)	531,121	(30,959)
Manufacturing, construction and mining	312,333	(11,078)	16,838	(1,543)	329,171	(12,621)
Utilities and related sectors	220,057	(7,749)	40,567	(4,148)	260,624	(11,897)
Wholesale/retail trade	18,001	(605)	9,575	(891)	27,576	(1,496)
Services, media and other	121,293	(1,219)	16,452	(3,548)	137,745	(4,767)
Residential mortgage backed securities	445,892	(30,080)	563,164	(47,118)	1,009,056	(77,198)
Other asset backed securities	174,011	(5,166)	30,378	(2,314)	204,389	(7,480)
	$2,340,488	$(77,531)	$814,140	$(71,800)	$3,154,628	$(149,331)
Held for investment:
Corporate security:
Insurance	$—	$—	$58,236	$(17,734)	$58,236	$(17,734)

Equity securities, available for sale:
Finance, insurance and real estate	$12,212	$(913)	$4,844	$(156)	$17,056	$(1,069)

December 31, 2011
Fixed maturity securities:
Available for sale:
United States municipalities, states and territories	$3,535	$(10)	$—	$—	$3,535	$(10)
Corporate securities:
Finance, insurance and real estate	363,909	(36,575)	146,354	(15,611)	510,263	(52,186)
Manufacturing, construction and mining	201,762	(7,131)	29,875	(1,869)	231,637	(9,000)
Utilities and related sectors	174,251	(7,576)	37,778	(6,946)	212,029	(14,522)
Wholesale/retail trade	15,523	(188)	9,275	(1,194)	24,798	(1,382)
Services, media and other	27,688	(249)	17,105	(2,895)	44,793	(3,144)
Residential mortgage backed securities	295,352	(19,920)	709,612	(52,161)	1,004,964	(72,081)
Other asset backed securities	115,542	(2,863)	15,550	(2,748)	131,092	(5,611)
	$1,197,562	$(74,512)	$965,549	$(83,424)	$2,163,111	$(157,936)
Held for investment:
Corporate security:
Insurance	$—	$—	$59,342	$(16,590)	$59,342	$(16,590)

Equity securities, available for sale:
Finance, insurance and real estate	$20,028	$(3,095)	$3,750	$(1,250)	$23,778	$(4,345)
The following is a description of the factors causing the temporary unrealized losses by investment category as of March 31, 2012:
United States Government sponsored agencies; and United States municipalities, states and territories: These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates. We purchase these securities regularly over time at different interest rates available at time of purchase; thus, some securities carry yields less than those available at March 31, 2012.
Corporate securities: The unrealized losses in these securities are due partially to the timing of purchases in 2011 and a small number of securities seeing their yield spreads widen due to issuer specific news. In addition, the financial sector credit spreads narrowed from year end 2011 but remain wide as the result of continued economic uncertainty and further concerns around the European Union.

Residential mortgage backed securities: At March 31, 2012, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 36 securities with a total amortized cost basis of $418.3 million and a fair value of $383.5 million. Despite recent improvements in the capital markets, the fair values of RMBS continue at prices below amortized cost. RMBS prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.
Other asset backed securities: The unrealized losses in these securities are predominantly assigned to financial sector capital trust securities which have longer maturity dates and have declined in price due to prolonged stress in the financial sector. Only one security in an unrealized loss position is rated below investment grade.
Equity securities: Equity securities in an unrealized loss position are in the financial sector and have exposure to the economic uncertainty in the European Union and the United States. A majority of these securities have been in an unrealized loss position for 12 months or more and are investment grade perpetual preferred stocks that are absent credit deterioration. A continued difficult investment environment has raised concerns in regard to earnings and dividend stability in many companies which directly affect the values of these securities.
Approximately 83% of the unrealized losses on fixed maturity securities shown in the above table for March 31, 2012 and December 31, 2011, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains on investments for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011

Fixed maturity securities held for investment carried at amortized cost	$10,189	$(25,658)

Investments carried at fair value:
Fixed maturity securities, available for sale	$(215,088)	$(52,144)
Equity securities, available for sale	4,424	2,081
	(210,664)	(50,063)
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	136,078	28,154
Deferred income tax asset	26,104	7,668
	162,182	35,822
Decrease in net unrealized gains on investments carried at fair value	$(48,482)	$(14,241)
Proceeds from sales of available for sale securities for the three months ended March 31, 2012 and 2011 were $51.7 million and $40.5 million, respectively. Scheduled principal repayments, calls and tenders for available for sale securities for the three months ended March 31, 2012 and 2011 were $0.9 billion and $1.7 billion, respectively.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains (losses) on investments, excluding net OTTI losses for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2,012	2,011
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$1,018	$1,641
Gross realized losses	(296)	—
	722	1,641
Equity securities:
Gross realized gains	562	—
Mortgage loans on real estate:
Increase in allowance for credit losses	(7,831)	(2,834)
Other investments:
Gain on sale of real estate	1,445	—
Impairment losses on real estate	(974)	—
	471	—
	$(6,076)	$(1,193)

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
The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the three months ended March 31, 2012 and 2011, which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Three months ended March 31, 2012
Prime	2005	7.5%	7.5%	13%	13%	50%	50%
	2006	6.9%	7.4%	19%	19%	50%	55%
	2007	6.4%	7.3%	15%	38%	50%	60%
Alt-A	2005	6.4%	7.4%	14%	27%	5%	50%
	2006	6.0%	6.0%	46%	46%	55%	55%
	2007	6.6%	7.0%	42%	55%	55%	60%

Three months ended March 31, 2011
Prime	2005	7.7%	7.7%	8%	8%	50%	50%
	2006	7.3%	7.6%	9%	11%	50%	55%
	2007	5.8%	7.3%	8%	30%	40%	60%
Alt-A	2005	6.0%	7.7%	18%	18%	50%	50%
	2006	6.0%	6.0%	30%	30%	50%	50%
	2007	6.2%	7.4%	29%	41%	50%	60%
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

The following table summarizes other than temporary impairments for the three months ended March 31, 2012 and 2011, by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized in (from) Other Comprehensive Income	Net OTTI Losses Recognized in Operations
		(Dollars in thousands)
Three months ended March 31, 2012
Fixed maturity securities, available for sale:
Residential mortgage backed securities	20	$(1,781)	$(1,100)	$(2,881)

Three months ended March 31, 2011
Fixed maturity securities, available for sale:
Residential mortgage backed securities	24	$(5,100)	$(1,471)	$(6,571)
The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(119,095)	$(96,893)
Credit losses on securities for which OTTI has not previously been recognized	—	(789)
Additional credit losses on securities for which OTTI has previously been recognized	(2,881)	(5,782)
Accumulated losses on securities that were disposed of during the period	—	1,213
Cumulative credit loss at end of period	$(121,976)	$(102,251)
The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security for securities that are part of our investment portfolio at March 31, 2012 and December 31, 2011:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
March 31, 2012
Fixed maturity securities, available for sale:
Corporate securities	$3,401	$(2,151)	$5,683	$6,933
Residential mortgage backed securities	969,010	(186,026)	126,626	909,610
Equity securities, available for sale:
Finance, insurance and real estate	9,976	—	8,512	18,488
	$982,387	$(188,177)	$140,821	$935,031
December 31, 2011
Fixed maturity securities, available for sale:
Corporate securities	$3,347	$(2,151)	$4,818	$6,014
Residential mortgage backed securities	999,024	(187,126)	125,502	937,400
Equity securities, available for sale:
Finance, insurance and real estate	12,019	—	8,110	20,129
	$1,014,390	$(189,277)	$138,430	$963,543

4. Mortgage Loans on Real Estate
Our mortgage loan portfolio totaled $2.8 billion at March 31, 2012 and December 31, 2011 with commitments outstanding of $55.2 million at March 31, 2012.

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Principal outstanding	$2,796,287	$2,856,011
Loan loss allowance	(39,895)	(32,964)
Carrying value	$2,756,392	$2,823,047
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

	March 31, 2012		December 31, 2011
	Principal Outstanding	Percent	Principal Outstanding	Percent
	(Dollars in thousands)
Geographic distribution
East	$717,953	25.7%	$719,231	25.2%
Middle Atlantic	157,771	5.6%	169,240	5.9%
Mountain	407,010	14.5%	411,054	14.4%
New England	32,889	1.2%	36,815	1.3%
Pacific	306,721	11.0%	309,693	10.8%
South Atlantic	488,968	17.5%	493,764	17.3%
West North Central	458,915	16.4%	487,693	17.1%
West South Central	226,060	8.1%	228,521	8.0%
	2,796,287	100.0%	2,856,011	100.0%

Property type distribution
Office	$750,536	26.8%	$777,343	27.2%
Medical Office	152,393	5.4%	175,580	6.1%
Retail	630,629	22.7%	635,916	22.3%
Industrial/Warehouse	699,303	25.0%	710,426	24.9%
Hotel	137,994	4.9%	139,193	4.9%
Apartment	190,159	6.8%	187,548	6.6%
Mixed use/other	235,273	8.4%	230,005	8.0%
	2,796,287	100.0%	2,856,011	100.0%
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

Our general loan loss allowance as of March 31, 2011 was calculated on the cumulative outstanding principal on loans making up the group of loans currently in workout terms and loans currently more than 60 days past due. We applied a factor to the total outstanding principal of these loans that is calculated as the average specific impairment loss for the most recent 4 quarters divided by the sum of the average of the total outstanding principal of delinquent loans for the most recent 4 quarters and the average of the total outstanding principal of loans in workout for the most recent 4 quarters.
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
The following table presents a rollforward of our specific and general valuation allowances for commercial mortgage loans for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(23,664)	$(9,300)	$(13,224)	$(3,000)
Charge-offs	900	—	2,116	—
Recoveries	—	—	—	—
Provision for credit losses	(6,831)	(1,000)	(2,734)	(100)
Ending allowance balance	$(29,595)	$(10,300)	$(13,842)	$(3,100)
The specific allowance is a total of credit loss allowances on loans which are individually evaluated for impairment. The general allowance is the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Individually evaluated for impairment	$75,141	$67,698
Collectively evaluated for impairment	173,296	176,681
Total loans evaluated for impairment	$248,437	$244,379
The amount of charge-offs include the amount of allowance that has been established for loans that were satisfied by taking ownership of the collateral. When the property is taken it is recorded at its fair value and the mortgage loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. There could be other situations that develop where we have established a larger specific loan loss allowance than is needed based on increases in the fair value of collateral supporting collateral dependent loans, or improvements in the financial position of a borrower so that a loan would become reliant on cash flows from debt service instead of dependent upon sale of the collateral. Charge-offs of the allowance would be recognized in those situations as well. We define collateral dependent loans as those mortgage loans for which we will depend on the value of the collateral real estate to satisfy the outstanding principal of the loan. See note 2 for how we determine the value of the collateral real estate.
During the three months ended March 31, 2012 and 2011, nine and one mortgage loans, respectively, were satisfied by taking ownership of the real estate serving as collateral. The following table summarizes the activity in the real estate owned which was obtained in satisfaction of mortgage loans on real estate:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Real estate owned at beginning of period	$36,821	$19,122
Real estate acquired in satisfaction of mortgage loans	3,303	3,781
Additions	—	24
Sales	(3,083)	—
Impairments	(974)	—
Depreciation	(243)	(137)
Real estate owned at end of period	$35,824	$22,790

We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Credit Exposure--By Payment Activity
Performing	$2,677,066	$2,743,068
In workout	65,941	67,425
Delinquent	6,315	6,595
Collateral dependent	46,965	38,923
	$2,796,287	$2,856,011
Mortgage loans are considered delinquent when they become 60 days past due. When loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. Outstanding principal of loans in a non-accrual status at March 31, 2012 and December 31, 2011 totaled $49.7 million and $45.5 million, respectively.
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
Aging of financing receivables with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
March 31, 2012	$2,318	$3,579	$2,736	$8,633	$2,740,689	$46,965	$2,796,287
December 31, 2011	$3,378	$—	$6,595	$9,973	$2,807,115	$38,923	$2,856,011
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

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
March 31, 2012
Mortgage loans with an allowance	$45,546	$75,141	$(29,595)	$56,843	$505
Mortgage loans with no related allowance	66,756	66,756	—	66,823	916
	$112,302	$141,897	$(29,595)	$123,666	$1,421
December 31, 2011
Mortgage loans with an allowance	$44,034	$67,698	$(23,664)	$53,617	$3,284
Mortgage loans with no related allowance	63,023	63,023	—	60,974	3,509
	$107,057	$130,721	$(23,664)	$114,591	$6,793
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
Mortgage loan workouts, refinances or restructures that are classified as TDR are individually evaluated and measured for impairment. A summary of mortgage loans on commercial real estate with outstanding principal at March 31, 2012 and December 31, 2011 that we determined to be TDR's are as follows:

Geographic Region	Number of Workouts	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount
		(Dollars in thousands)
March 31, 2012
East	2	$6,127	$(1,964)	$4,163
Mountain	9	30,833	(1,260)	29,573
South Atlantic	10	27,342	(5,213)	22,129
East North Central	1	3,378	(894)	2,484
West North Central	1	5,036	(1,300)	3,736
	23	$72,716	$(10,631)	$62,085
December 31, 2011
East	3	$8,489	$(2,115)	$6,374
Mountain	10	29,539	(1,637)	27,902
South Atlantic	11	28,676	(6,339)	22,337
West North Central	1	1,937	(269)	1,668
	25	$68,641	$(10,360)	$58,281

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

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$558,610	$273,314

Other assets
2015 notes hedges	62,344	45,593
Interest rate swaps	890	—
	$621,844	$318,907
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$2,921,037	$2,530,496
Other liabilities
2015 notes embedded derivatives	62,344	45,593
	$2,983,381	$2,576,089
The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$241,520	$143,452
2015 notes hedges	16,751	5,269
Interest rate swaps	890	(68)
	$259,161	$148,653
Change in fair value of embedded derivatives:
2015 notes embedded derivatives	$16,751	$5,269
Fixed index annuities	342,315	123,034
	$359,066	$128,303
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

The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			March 31, 2012		December 31, 2011
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A	A2	$2,049,538	$83,722	$2,340,213	$43,481
Barclays	A+	Aa3	2,845,481	118,741	2,419,339	60,903
BNP Paribas	AA-	Aa3	2,523,344	92,469	2,533,301	48,293
Citibank, N.A.	A	A1	309,874	6,967	—	—
Credit Suisse	A+	Aa1	1,320,782	57,127	1,423,802	27,464
Deutsche Bank	A+	Aa3	600,367	23,805	384,420	7,697
HSBC	AA-	Aa2	309,119	10,029	348,674	4,557
J.P. Morgan	A+	Aa1	1,606,270	53,672	2,109,019	27,961
Morgan Stanley	A	A2	561,219	23,583	244,180	7,375
UBS	A	Aa3	622	77	39,147	240
Wells Fargo (Wachovia)	AA-	Aa3	2,150,085	88,418	2,227,235	45,343
			$14,276,701	$558,610	$14,069,330	$273,314
As of March 31, 2012 and December 31, 2011, we held $457.5 million and $165.4 million, respectively, of cash and cash equivalents received from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed to perform according to the terms of the contracts to $107.8 million and $109.3 million at March 31, 2012 and December 31, 2011, respectively.
The future annual index credits on our fixed index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. We do not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. We must value both the call options and the related forward embedded options in the policies at fair value.
We enter into interest rate swaps to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures and our revolving line of credit. See notes 9 and 10 in our Annual Report on Form 10-K for the year ended December 31, 2011 for more information on our revolving line of credit and subordinated debentures. The terms of the interest rate swaps provide that we pay a fixed rate of interest and receive a floating rate of interest. The interest rate swaps are not effective hedges under accounting guidance for derivative instruments and hedging activities. Therefore, we record the interest rate swaps at fair value and any net cash payments received or paid are included in the change in fair value of derivatives in the unaudited consolidated statements of operations.
Details regarding the interest rate swaps are as follows:

	Notional		Pay		March 31, 2012	December 31, 2011
Maturity Date	Amount	Receive Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,000	*LIBOR	2.415%	SunTrust	$890	$—
___________________________________
* - three month London Interbank Offered Rate
As of March 31, 2012 we held $0.6 million of cash and cash equivalents received from the counterparty for derivative collateral, which is included in other liabilities on our consolidated balance sheets. These interest rate swaps have a forward starting date beginning in March 2014 and convert floating rates for fixed rates for seven years.

6. Notes Payable
The contingent convertible senior notes included in notes payable are accounted for separately as a liability component and an equity component in the consolidated balance sheets. The liability component and equity component are as follows:

	March 31, 2012			December 31, 2011
	September 2015 Notes	December 2029 Notes	December 2024 Notes	September 2015 Notes	December 2029 Notes	December 2024 Notes
	(Dollars in thousands)
Notes payable:
Principal amount of liability component	$200,000	$115,839	$28,243	$200,000	$115,839	$28,243
Unamortized discount	(27,217)	(16,298)	—	(28,906)	(17,568)	—
Net carrying amount of liability component	$172,783	$99,541	$28,243	$171,094	$98,271	$28,243
Additional paid-in capital:
Carrying amount of equity component		$15,586	$22,637		$15,586	$22,637
Amount by which the if-converted value exceeds principal	$4,320	$36,821	$—	$—	$8,489	$—
The discount is being amortized over the expected lives of the notes, which is December 15, 2014 for the 2029 notes and September 15, 2015 for the 2015 notes. The discount on the 2024 notes was over their expected life through December 15, 2011, which was their first put/call date. The effective interest rates during the discount amortization periods are 8.9%, 8.5% and 11.9% on the 2015 notes, the 2024 notes and the 2029 notes, respectively. The interest cost recognized in operations for the convertible notes, inclusive of the coupon and amortization of the discount and debt issue costs, was $7.0 million and $7.8 million for the three months ended March 31, 2012 and 2011, respectively.
We are required to include the dilutive effect of the 2024 and 2029 notes in our diluted earnings per share calculation. Because these notes include a mandatory cash settlement feature for the principal amount, incremental dilutive shares will only exist when the fair value of our common stock at the end of the reporting period exceeds the conversion price per share of $14.03 for the 2024 notes and $9.69 for the 2029 notes. At March 31, 2012 and 2011, the conversion premium of the 2029 notes was dilutive and the effect has been included in diluted earnings per share for the three months ended March 31, 2012and 2011. The 2015 notes and the 2015 notes hedges are excluded from the dilutive effect in our diluted earnings per share calculation as they are currently to be settled only in cash. The 2015 warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the strike price of the 2015 warrants.
In 2011, we entered into a three year $160 million revolving line of credit agreement with seven banks. The interest rate is floating at a rate based on our election that will be equal to the alternate base rate (as defined in the credit agreement) plus the applicable margin or the adjusted LIBOR rate (as defined in the credit agreement) plus the applicable margin. We also pay a commitment fee on the available unused portion of the credit facility. The applicable margin and commitment fee rate are based on our credit rating and can change throughout the period of the credit facility. Based upon our current credit rating, the applicable margin is 2.00% for alternate base rate borrowings and 3.00% for adjusted LIBOR rate borrowings and the commitment fee is 0.50%. Under this agreement, we are required to maintain a minimum risk-based capital ratio at American Equity Life, a maximum ratio of debt to total capital, a minimum cash coverage ratio, and a minimum level of statutory surplus at American Equity Life. No amounts were outstanding at March 31, 2012 and 2011.
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

The Los Angeles Case is a consolidated action involving several lawsuits filed by individuals, and the individuals are seeking class action status for a national class of purchasers of annuities issued by us; however, no class has yet been certified. The named plaintiffs in this consolidated case are Bernard McCormack, Gust Anagnostis by and through Gary S. Anagnostis and Robert C. Anagnostis, Regina Bush by and through Sharon Schipiour, Lenice Mathews by and through Mary Ann Maclean and George Miller. The allegations generally attack the suitability of sales of deferred annuity products to persons over the age of 65. The plaintiffs seek rescission and injunctive relief including restitution and disgorgement of profits on behalf of all class members under California Business & Professions Code section 17200 et seq. and Racketeer Influenced and Corrupt Organizations Act; compensatory damages for breach of fiduciary duty and aiding and abetting of breach of fiduciary duty; unjust enrichment and constructive trust; and other pecuniary damages under California Civil Code section 1750 and California Welfare & Institutions Codes section 15600 et seq. We participated in mediation sessions with plaintiffs' counsel during the second and third quarters of 2011 and the first quarter of 2012 and potential settlement terms continue to be discussed. However, due to (i) the fact no class has been certified (ii) the lack of specificity as to legal theories put forth by the plaintiffs, (iii) the lack of specificity of the remedies sought, and (iv) the lack of any basis on which to compute estimated compensatory and/or punitive damages, we generally cannot predict what the outcome of the pending purported class action lawsuit will be, what the timing of the ultimate resolution of this lawsuit will be, or an estimate and/or range of possible loss related to the pending purported class action lawsuit. In light of the inherent uncertainties involved in the pending purported class action lawsuit, there can be no assurance that such litigation, or any other pending or future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.
8. Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share data)
Numerator:
Net income - numerator for earnings per common share	$10,471	$31,343
Interest on convertible subordinated debentures (net of income tax benefit)	258	258
Numerator for earnings per common share - assuming dilution	$10,729	$31,601

Denominator:
Weighted average common shares outstanding (1)	59,700,537	59,182,019
Effect of dilutive securities:
Convertible subordinated debentures	2,883,310	2,727,084
Convertible senior notes	2,719,840	2,981,680
Stock options and deferred compensation agreements	626,622	820,192
Denominator for earnings per common share - assuming dilution	$65,930,309	$65,710,975

Earnings per common share	$0.18	$0.53
Earnings per common share - assuming dilution	$0.16	$0.48
_____________________________

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.
Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
		Minimum	Maximum
Three months ended March 31, 2012	1,499,900	$11.88	$14.34
Three months ended March 31, 2011	2,500	$14.34	$14.34

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at March 31, 2012, and the unaudited consolidated results of operations for the three month periods ended March 31, 2012 and 2011, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Annuity deposits by product type collected during the three months ended March 31, 2012 and 2011, were as follows:

	Three Months Ended March 31,
Product Type	2012	2011
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$488,126	$778,582
Fixed strategy	289,354	357,472
	777,480	1,136,054
Fixed rate annuities:
Single-year rate guaranteed	34,487	46,853
Multi-year rate guaranteed	121,665	77,047
Single premium immediate annuities	45,813	81,890
	201,965	205,790
Total before coinsurance ceded	979,445	1,341,844
Coinsurance ceded	98,779	65,877
Net after coinsurance ceded	$880,666	$1,275,967
Annuity deposits before coinsurance ceded decreased 27% during the first quarter of 2012 compared to the same period in 2011. We attribute this to the low interest rate environment which appears to have made prospective policyholders less willing to commit funds to fixed index annuities. In addition, first quarter 2011 sales benefited from higher demand in advance of a rate decrease implemented during that period. The extent to which this trend will continue is uncertain.

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended March 31,
	2012	2011
Reported Amounts
Average yield on invested assets	5.61%	5.96%
Aggregate cost of money	2.68%	2.82%
Aggregate investment spread	2.93%	3.14%

Adjustments
Investment yield - temporary cash investments	0.14%	0.05%
Investment yield - additional prepayment income	(0.07)%	—%
Cost of money benefit from over hedging	0.01%	0.07%

Adjusted Amounts
Average yield on invested assets	5.68%	6.01%
Aggregate cost of money	2.69%	2.89%
Aggregate investment spread	2.99%	3.12%
The decreases in investment spread for the three months ended March 31, 2012 resulted from a decline in the average yield in investments, offset in part, by a smaller decline in the average cost of money on our fixed index annuities. The lower cost of money for fixed index annuities during 2012 was due to lower costs of options purchased to fund the annual index credits on fixed index annuities and lower rates for the fixed rate strategy in fixed index annuities. The decrease in the average yield on invested assets was primarily attributable to lower yields on investments purchased in 2011 and the three months ended March 31, 2012. Our investment spread has also been impacted by shortfalls in investment income from excess liquidity resulting from a lag in the reinvestment of proceeds of bonds called for redemption, benefits from additional prepayment and fee income or certain investments and benefits from positive hedging experience of the annual index credits for index annuities. The impact of excess liquidity and additional prepayment and fee income on net investment income and average yield on invested assets is quantified in the Results of Operations - Net investment income.
The cost of money for fixed index annuities and average crediting rates for fixed rate annuities are computed based upon policyholder account balances and do not include the impact of amortization of deferred sales inducements. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2011. With respect to our fixed index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate strategy, expenses we incur to fund the annual index credits and where applicable, minimum guaranteed interest credited. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities and Financial Condition - Derivative Instruments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2011.
As reported in our previous filings, in response to the continuing low interest rate environment, we implemented reductions of policyholder crediting rates for new annuities and existing annuities in the fourth quarter of 2011. Rates on new sales were reduced 0.40% - 0.50% beginning with applications received after October 7, 2011. Renewal rate adjustments began taking effect on November 15, 2011 and will continue to take effect on the policy anniversary dates over the twelve months following that date. Accordingly, the benefit from the renewal rate reductions did not have a material impact on 2011 spread results. We expect 2012 spread results to reflect the benefit from these reductions to an increasing degree as the year progresses; however, the anticipated reductions in cost of money may be offset by continued lower yields available on investments including reinvestment of proceeds from calls of the callable bonds in our investment portfolio.
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

Results of Operations
Three Months Ended March 31, 2012 and 2011
Net income was $10.5 million in the first quarter of 2012 compared to $31.3 million for the same period in 2011. The comparability of net income from period to period is primarily impacted by fair value accounting for derivative instruments as presented below in Operating income (a non-GAAP financial measure). Amounts attributable to the fair value accounting for fixed index annuity derivatives and embedded derivatives fluctuate from period to period primarily based upon changes in the fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in the interest rates used to discount the embedded derivative liability. The significant changes in the impact from this item relate primarily to changes in the interest rates used to discount the embedded derivative liabilities.
In general, net income has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 19% to $24.8 billion for the three months ended March 31, 2012 compared to $20.8 billion for the same period in 2011. Our investment spread measured in dollars was $154.9 million during the first quarter of 2012 compared to $146.0 million during the same period in 2011.
Net income was negatively affected by the prospective adoption on January 1, 2012, of an accounting standards update that defines the types of costs that are deferrable with policy acquisition. This resulted in $3.0 million of incurred costs to be expensed in the three months ended March 31, 2012, which under the accounting method in effect for the three months ended March 31, 2011, would have been capitalized as deferred policy acquisition costs and amortized in future periods. The after tax effect of this item was a decrease in net income of $1.9 million.
As discussed in our prior filings and in Note 1 to our unaudited consolidated financial statements in this Form 10-Q, net income for the three months ended March 31, 2011 increased $2.7 million resulting from the correction of a prior period error.
Operating income (a non-GAAP financial measure) decreased 3% to $29.8 million in the first quarter of 2012 compared to $30.6 million for the same period in 2011.
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
The adjustments made to net income to arrive at operating income for the three months ended March 31, 2012 and 2011 are set forth in the table that follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Reconciliation of net income to operating income:
Net income	$10,471	$31,343
Net realized losses and net OTTI losses on investments, net of offsets	3,547	2,472
Net effect of derivatives, embedded derivatives and other index annuity, net of offsets	15,742	(3,241)
Operating income	$29,760	$30,574
The amounts disclosed above as reconciling items are net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and income taxes.
Net realized losses on investments and net impairment losses recognized in operations fluctuate from period to period based upon changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other than temporary impairments.

Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 14% to $19.4 million in the first quarter of 2012 compared to $17.0 million for the same period in 2011. This increase was primarily attributable to an increase in the amount of fees assessed for lifetime income benefit riders which were $7.7 million in the first quarter of 2012 compared to $3.5 million for the same period in 2011. The increase in these fees for the three months ended March 31, 2012 is attributable to a larger volume of business in force subject to the fee. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders. Surrender charges decreased by $1.8 million and the decrease was primarily attributable to a reduction in withdrawals subject to a surrender charge. Withdrawals from annuity and single premium universal life policies subject to surrender charges were $89.8 million in the first quarter of 2012 compared to $105.1 million for the same period in 2011. The average surrender charge collected on withdrawals subject to a surrender charge was 12.9% in the first quarter of 2012 compared to 12.7% for the same period in 2011.
Net investment income increased 12% to $326.9 million in the first quarter of 2012 compared $292.1 million for the same period in 2011. This increase was principally attributable to the growth in our annuity business and a corresponding increase in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 19% to $23.4 billion for the three months ended March 31, 2012 compared to $19.6 billion for the same period in 2011, while the average yield earned on average invested assets was 5.61% and 5.96% for the three months ended March 31, 2012 and 2011, respectively.
The decrease in yield earned on average invested assets was primarily attributable to lower yields on investments purchased in 2011 and the three months ended March 31, 2012. In addition, net investment income and average yield for the periods ended March 31, 2012 and 2011 were negatively impacted by a lag in reinvestment of proceeds from bonds called for redemption during the periods into new assets causing excess liquidity. Based on yields received for purchases of fixed maturity securities during the three months ended March 31, 2012 and 2011, we estimate that approximately $8.2 million in net investment income was foregone during the three months ended March 31, 2012 compared to $2.5 million for the same period in 2011. Additionally, net investment income and average yield for the period ended March 31, 2012 was positively impacted by prepayment and fee income received resulting in additional net investment income of $3.8 million. There was no prepayment and fee income impact for the period ended March 31, 2011. Average yield on invested assets would have been 5.68% for the three months ended March 31, 2012 compared to 6.01% for the same period in 2011 taking into account these factors.
Change in fair value of derivatives (principally call options purchased to fund annual index credits on fixed index annuities) is affected by the performance of the indices upon which our options are based and the aggregate cost of options purchased. The components of change in fair value of derivatives are as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$(26,153)	$32,118
Change in unrealized gain/loss	267,673	111,334
2015 notes hedges	16,751	5,269
Interest rate swaps	890	(68)
	$259,161	$148,653
The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three months ended March 31, 2012 and 2011 is as follows:

Three Months Ended March 31,
	2012	2011
S&P 500 Index
Point-to-point strategy	0.0% - 7.0%	0.0% - 11.50%
Monthly average strategy	0.0% - 10.2%	0.0% - 25.0%
Monthly point-to-point strategy	0.0% - 3.3%	0.0% - 12.1%
Fixed income (bond index) strategies	4.0% - 10.0%	2.0% - 9.7%
The change in fair value of derivatives is also influenced by the aggregate costs of options purchased. The aggregate cost of options has increased primarily due to an increased amount of fixed index annuities in force. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Net realized losses on investments, excluding OTTI losses include gains and losses on the sale of securities and impairment losses on mortgage loans on real estate which fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investments, as well as gains (losses) recognized on real estate owned due to any sales and impairments on long-lived assets. The components of net realized losses on investments for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$1,018	$1,641
Gross realized losses	(296)	—
	722	1,641
Equity securities:
Gross realized gains	562	—
Mortgage loans on real estate:
Increase in allowance for credit losses	(7,831)	(2,834)
Other investments:
Gain on sale of real estate	1,445	—
Impairment losses on real estate	(974)	—
	471	—
	$(6,076)	$(1,193)
Gross realized gains were realized in 2012 and 2011 due to tax planning strategies to generate taxable capital gains that will permit deductions of capital losses for income tax purposes. See Financial Conditions - Investments for additional discussion of allowance for credit losses on mortgage loans on real estate.
Net OTTI losses recognized in operations decreased to $2.9 million in the first quarter of 2012 compared to $6.6 million for the same period in 2011. The impairments recognized during the three months ended March 31, 2012 and 2011, were all on residential mortgage backed securities and were principally due to a change of assumptions regarding loss severity of a number of securities we hold which affected our ongoing analysis of expected cash flow projections. See Financial Condition - Investments for additional discussion of write downs of securities for other than temporary impairments.
Interest sensitive and index product benefits decreased 13% to $139.1 million in the first quarter of 2012 compared to $159.7 million for the same period in 2011. The components of interest credited to account balances are summarized as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Index credits on index policies	$50,658	$87,394
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	80,512	68,782
Living income benefit rider	7,953	3,489
	$139,123	$159,665
The decrease in index credits was attributable to changes in the appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $50.9 million for the three months ended March 31, 2012, compared to $88.0 million for the same period in 2011. The increase in interest credited was due to an increase in the average amount of annuity liabilities outstanding receiving a fixed rate of interest.
Amortization of deferred sales inducements decreased 46% to $16.7 million in the first quarter of 2012 compared to $30.7 million for the same period in 2011. In general, amortization of deferred sales inducements has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 96% and 95% of our net annuity deposits during the three months ended March 31, 2012 and 2011, respectively. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized losses on investments and net OTTI losses recognized in operations. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options) because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceeds ten years. Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$33,468	$30,272
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(15,420)	2,056
Net realized losses on investments and net OTTI losses recognized in operations	(1,338)	(1,636)
Amortization of deferred sales inducements after gross profit adjustments	$16,710	$30,692
See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2011.
Change in fair value of embedded derivatives was an increase of $359.1 million in the first quarter of 2012 compared to an increase of $128.3 million for the same period in 2011. The 2012 and 2011 increases include increases of $16.8 million and $5.3 million, respectively, in the fair value of the 2015 notes embedded conversion derivative. As discussed previously, these amounts were offset by increases in the change in fair value of the 2015 notes hedges. The remainder of the 2012 and 2011 increases relate to fixed index annuity derivatives and resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund these index credits discussed above in change in fair value of derivatives; (ii) changes in discount rates used in estimating our liability for policy growth; and (iii) the growth in the host component of the policy liability. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2011. The primary reasons for the increases in the change in fair value of the embedded derivatives during the first quarter of 2012 and 2011 were increases in the expected index credits that resulted from increases in the fair value of the call options acquired to fund these index credits and decreases in the discount rates used in estimating our liability for policy growth.
Interest expense on notes payable decreased 12% to $7.0 million in the first quarter of 2012 compared to $7.9 million for the same period in 2011. This decrease was primarily due to the extinguishment of $46.3 million principal amount of the 2024 notes at par as holders required us to repurchase the notes at the initial put date of December 15, 2011.
Interest expense on subordinated debentures increased 3% to $3.6 million in the first quarter of 2012 compared to $3.5 million for the same period in 2011. This increase was primarily due to the increase in the weighted average interest rate on the outstanding subordinated debentures which was 5.10% for the three months ended March 31, 2012 compared to 5.07% for the same period in 2011. The weighted average interest rate has increased because $169.6 million principal amount of the subordinated debentures has floating rates of interest based upon the three month London Interbank Offered Rate plus an applicable margin. See Financial Condition - Liabilities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2011.
Amortization of deferred policy acquisition costs decreased 38% to $34.3 million in the first quarter of 2012 compared to $55.2 million for the same period in 2011. In general, amortization of deferred policy acquisition costs has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations. As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. Gross profit adjustments had the following effect on the amortization of deferred sales inducements:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$55,639	$53,759
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(19,243)	3,753
Net realized losses on investments and net OTTI losses recognized in operations	(2,112)	(2,289)
Amortization of deferred policy acquisition costs after gross profit adjustments	$34,284	$55,223
See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2011.

Other operating costs and expenses increased 24% to $21.7 million in the first quarter of 2012 compared to $17.5 million for the same period in 2011. Other operating costs and expenses are primarily affected by increases in salaries and benefits, marketing expenses and general operating expenses due to the growth of our business as well as fluctuations in legal expense for the cost of defense of on-going litigation. Other operating expenses increased $3.0 million during the first quarter of 2012 due to a change in accounting which we adopted prospectively effective January 1, 2012 for the types of costs that may be capitalized as acquisition costs of new and renewal insurance contracts (see note 1 to our unaudited consolidated financial statements).
Income tax expense decreased 67% to $5.7 million in the first quarter of 2012 compared to $16.9 million for the same period in 2011. This decrease was primarily due to a decrease in income before income taxes. Income tax expense and the resulting effective tax rate are based upon two components of income before income taxes ("pretax income") that are taxed at different tax rates. Life insurance income is generally taxed at an effective rate of approximately 35.6% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income (loss) for the parent company and other non-life insurance subsidiaries is generally taxed at an effective tax rate of 41.5% reflecting the combined federal / state income tax rates. The effective tax rates resulting from the combination of the income tax provisions for the life / non-life sources of income (loss) vary from period to period based primarily on the relative size of pretax income (loss) from the two sources. The effective tax rate was 35.1% for both periods.

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
Insurance statutes regulate the type of investments that our life subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and our business and investment strategy, we generally seek to invest in United States government and government-sponsored agency securities, corporate securities and United States municipalities, states and territories securities rated investment grade by established nationally recognized statistical rating organizations ("NRSRO's") or in securities of comparable investment quality, if not rated, and commercial mortgage loans on real estate.
The composition of our investment portfolio is summarized in the table below:

	March 31, 2012		December 31, 2011
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$4,586	—%	$4,678	—%
United States Government sponsored agencies	3,136,682	13.0%	4,368,053	17.9%
United States municipalities, states and territories	3,331,165	13.9%	3,333,383	13.7%
Foreign government obligations	43,713	0.2%	43,228	0.2%
Corporate securities	10,928,778	45.5%	10,192,293	41.8%
Residential mortgage backed securities	2,583,699	10.7%	2,703,290	11.1%
Other asset backed securities	510,293	2.1%	463,390	1.9%
Total fixed maturity securities	20,538,916	85.4%	21,108,315	86.6%
Equity securities	65,227	0.3%	62,845	0.2%
Mortgage loans on real estate	2,756,392	11.5%	2,823,047	11.6%
Derivative instruments	559,500	2.3%	273,314	1.1%
Other investments	115,594	0.5%	115,930	0.5%
	$24,035,629	100.0%	$24,383,451	100.0%
During the three months ended March 31, 2012 and 2011, we received $1.9 billion and $1.5 billion, respectively, in redemption proceeds related to calls of our callable United States Government sponsored agency securities and public and private corporate bonds, of which $1.1 billion were classified as held for investment during the three months ended March 31, 2012. There were no calls of held for investment securities during the three months ended March 31, 2011. We reinvested the proceeds from these redemptions primarily in United States Government sponsored agencies, corporate securities and other asset backed securities. At March 31, 2012, 34% of our fixed income securities have call features and 1% ($0.1 billion) were subject to call redemption. Another 13% ($2.5 billion) will become subject to call redemption during the next twelve months (principally the last three quarters of 2012).
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
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	March 31, 2012		December 31, 2011
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$13,708,986	66.7%	$14,777,524	70.0%
Baa	5,454,496	26.6%	4,945,809	23.4%
Total investment grade	19,163,482	93.3%	19,723,333	93.4%
Ba	268,117	1.3%	257,585	1.2%
B	167,019	0.8%	169,112	0.8%
Caa and lower	847,914	4.1%	858,694	4.1%
In or near default	92,384	0.5%	99,591	0.5%
Total below investment grade	1,375,434	6.7%	1,384,982	6.6%
	$20,538,916	100.0%	$21,108,315	100.0%
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
The table below presents our fixed maturity securities by NAIC designation:

	March 31, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$13,459,266	$14,395,046	$14,387,285	70.0%	$14,359,272	$15,486,571	$15,469,765	73.3%
2	5,477,252	5,821,823	5,821,823	28.4%	4,894,739	5,272,759	5,272,759	25.0%
3	302,139	280,833	298,567	1.5%	335,642	315,406	331,996	1.6%
4	22,851	21,137	21,137	0.1%	26,674	23,989	23,989	0.1%
5	5,613	5,872	5,872	—%	4,932	5,756	5,756	—%
6	3,053	4,232	4,232	—%	3,226	4,050	4,050	—%
	$19,270,174	$20,528,943	$20,538,916	100.0%	$19,624,485	$21,108,531	$21,108,315	100.0%

A summary of our RMBS by collateral type and split by NAIC designation, as well as a separate summary of securities for which we have recognized OTTI and those which we have not recognized any OTTI is as follows as of March 31, 2012:

Collateral Type	Principal Amount	Amortized Cost	Fair Value
	(Dollars in thousands)
OTTI has not been recognized
Government agency	$496,984	$442,594	$518,871
Prime	1,124,185	1,070,996	1,108,651
Alt-A	46,456	47,127	46,567
	$1,667,625	$1,560,717	$1,674,089
OTTI has been recognized
Prime	$674,942	$597,834	$572,673
Alt-A	460,358	371,176	336,937
	$1,135,300	$969,010	$909,610
Total by collateral type
Government agency	$496,984	$442,594	$518,871
Prime	1,799,127	1,668,830	1,681,324
Alt-A	506,814	418,303	383,504
	$2,802,925	$2,529,727	$2,583,699
Total by NAIC designation
1	$2,307,176	$2,103,630	$2,188,038
2	424,365	362,759	333,942
3	67,109	60,498	59,692
6	4,275	2,840	2,027
	$2,802,925	$2,529,727	$2,583,699
The amortized cost and fair value of fixed maturity securities at March 31, 2012, by contractual maturity, are presented in Note 3 to our consolidated financial statements in this form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
		(Dollars in thousands)
March 31, 2012
Fixed maturity securities, available for sale:
United States Government sponsored agencies	7	$609,100	$(1,751)	$607,349
United States municipalities, states and territories	14	48,759	(1,162)	47,597
Corporate securities:
Finance, insurance and real estate	52	562,080	(30,959)	531,121
Manufacturing, construction and mining	45	341,792	(12,621)	329,171
Utilities and related sectors	38	272,521	(11,897)	260,624
Wholesale/retail trade	6	29,072	(1,496)	27,576
Services, media and other	16	142,512	(4,767)	137,745
Residential mortgage backed securities	99	1,086,254	(77,198)	1,009,056
Other asset backed securities	21	211,869	(7,480)	204,389
	298	$3,303,959	$(149,331)	$3,154,628
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$75,970	$(17,734)	$58,236

Equity securities, available for sale:
Finance, insurance and real estate	3	$18,125	$(1,069)	$17,056

December 31, 2011
Fixed maturity securities, available for sale:
United States municipalities, states and territories	1	$3,545	$(10)	$3,535
Corporate securities:
Finance, insurance and real estate	52	562,449	(52,186)	510,263
Manufacturing, construction and mining	32	240,637	(9,000)	231,637
Utilities and related sectors	28	226,551	(14,522)	212,029
Wholesale/retail trade	4	26,180	(1,382)	24,798
Services, media and other	9	47,937	(3,144)	44,793
Residential mortgage backed securities	95	1,077,045	(72,081)	1,004,964
Other asset backed securities	17	136,703	(5,611)	131,092
	238	$2,321,047	$(157,936)	$2,163,111
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$75,932	$(16,590)	$59,342

Equity securities, available for sale
Finance, insurance and real estate	7	$28,123	$(4,345)	$23,778
Unrealized losses decreased $10.7 million from $178.9 million at December 31, 2011 to $168.1 million at March 31, 2012. Unrealized losses decreased due to a narrowing of credit spreads in certain sectors of the corporate bond market during the three months ended March 31, 2012.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
March 31, 2012
1	$2,009,273	62.2%	$(85,496)	51.2%
2	1,016,722	31.5%	(52,448)	31.4%
3	177,330	5.5%	(26,137)	15.6%
4	21,137	0.6%	(1,714)	1.0%
5	4,109	0.1%	(457)	0.3%
6	2,027	0.1%	(813)	0.5%
	$3,230,598	100.0%	$(167,065)	100.0%
December 31, 2011
1	$1,229,962	54.9%	$(88,632)	50.8%
2	825,771	36.9%	(56,551)	32.4%
3	165,902	7.4%	(25,402)	14.6%
4	15,310	0.7%	(3,026)	1.7%
5	—	—%	—	—%
6	2,098	0.1%	(915)	0.5%
	$2,239,043	100.0%	$(174,526)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 302 and 246 securities, respectively) have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011, along with a description of the factors causing the unrealized losses is presented in Note 3 to our consolidated financial statements in this Form 10-Q, which is incorporate by reference in the Item 2.

At March 31, 2012 and December 31, 2011, the amortized cost and fair value of fixed maturity securities and equity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
March 31, 2012
Fixed maturity securities:
Investment grade:
Less than six months	154	$1,737,351	$1,707,806	$(29,545)
Six months or more and less than twelve months	28	301,257	281,355	(19,902)
Twelve months or greater	28	302,969	280,833	(22,136)
Total investment grade	210	2,341,577	2,269,994	(71,583)
Below investment grade:
Less than six months	15	194,345	187,366	(6,979)
Six months or more and less than twelve months	15	185,066	163,961	(21,105)
Twelve months or greater	59	658,941	591,543	(67,398)
Total below investment grade	89	1,038,352	942,870	(95,482)
Equity securities:
Less then six months	1	10,125	9,242	(883)
Six months or more and less than twelve months	1	3,000	2,970	(30)
Twelve months or greater	1	5,000	4,844	(156)
Total equity securities	3	18,125	17,056	(1,069)
	302	$3,398,054	$3,229,920	$(168,134)
December 31, 2011
Fixed maturity securities:
Investment grade:
Less than six months	105	$888,771	$845,654	$(43,117)
Six months or more and less than twelve months	16	133,766	121,320	(12,446)
Twelve months or greater	32	333,116	304,408	(28,708)
Total investment grade	153	1,355,653	1,271,382	(84,271)
Below investment grade:
Less than six months	15	193,472	180,373	(13,099)
Six months or more and less than twelve months	8	56,065	50,215	(5,850)
Twelve months or greater	63	791,789	720,483	(71,306)
Total below investment grade	86	1,041,326	951,071	(90,255)
Equity securities:
Less then six months	4	17,123	15,004	(2,119)
Six months or more and less than twelve months	2	6,000	5,024	(976)
Twelve months or greater	1	5,000	3,750	(1,250)
Total equity securities	7	28,123	23,778	(4,345)
	246	$2,425,102	$2,246,231	$(178,871)

At March 31, 2012 and December 31, 2011, the amortized cost and estimated fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in an unrealized loss position greater than 20% were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
March 31, 2012
Investment grade:
Less than six months	3	$42,368	$31,212	$(11,156)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	3	42,368	31,212	(11,156)
Below investment grade:
Less than six months	7	36,432	26,486	(9,946)
Six months or more and less than twelve months	1	7,324	5,150	(2,174)
Twelve months or greater	3	78,810	60,263	(18,547)
Total below investment grade	11	122,566	91,899	(30,667)
	14	$164,934	$123,111	$(41,823)

December 31, 2011
Investment grade:
Less than six months	9	$83,332	$56,501	$(26,831)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	9	83,332	56,501	(26,831)
Below investment grade:
Less than six months	4	38,506	29,076	(9,430)
Six months or more and less than twelve months	1	7,464	5,250	(2,214)
Twelve months or greater	3	78,945	61,440	(17,505)
Total below investment grade	8	124,915	95,766	(29,149)
	17	$208,247	$152,267	$(55,980)

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
March 31, 2012
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	10,996	10,679	—	—
Due after five years through ten years	321,677	312,806	—	—
Due after ten years through twenty years	739,361	709,715	—	—
Due after twenty years	933,802	907,983	75,970	58,236
	2,005,836	1,941,183	75,970	58,236
Residential mortgage backed securities	1,086,254	1,009,056	—	—
Other asset backed securities	211,869	204,389	—	—
	$3,303,959	$3,154,628	$75,970	$58,236

December 31, 2011
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	18,066	16,725	—	—
Due after five years through ten years	374,616	356,620	—	—
Due after ten years through twenty years	359,672	319,977	—	—
Due after twenty years	354,945	333,733	75,932	59,342
	1,107,299	1,027,055	75,932	59,342
Residential mortgage backed securities	1,077,045	1,004,964	—	—
Other asset backed securities	136,703	131,092	—	—
	$2,321,047	$2,163,111	$75,932	$59,342
International Exposure
We hold fixed maturity securities with international exposure. As of March 31, 2012, 12% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. All of these securities are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2). Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	March 31, 2012
	Amortized Cost	Carrying Amount/Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
PIIGS (1)	$187,800	$185,833	0.9%
Asia/Pacific	73,018	78,030	0.4%
Non-PIIGS Europe	951,711	996,206	4.9%
Latin America	130,213	138,795	0.7%
Non-U.S. North America	535,380	577,661	2.8%
Australia & New Zealand	309,120	314,914	1.5%
Other	150,724	171,641	0.8%
	$2,337,966	$2,463,080	12.0%
(1) Portugal, Ireland, Italy, Greece and Spain continue to cause credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. All of our exposure in PIIGS are corporate securities with issuers domiciled in these countries. None of our foreign government obligations were held in any of these countries.

Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our RMBS as we monitor all of our RMBS on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At March 31, 2012, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Investment grade
Corporate fixed maturity securities:
Finance	4	64,478	(12,345)	52,133	4 - 16	0 - 7
Industrial	3	18,278	(2,960)	15,318	8 - 19	0 - 5
	7	82,756	(15,305)	67,451
Below investment grade
Corporate fixed maturity securities:
Finance	1	$4,565	(456)	$4,109	1	—
	8	$87,321	(15,761)	$71,560
Our analysis of these securities that we have determined are temporarily impaired and their credit performance at March 31, 2012 is as follows:
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
Other Than Temporary Impairments
We have a policy and process in place to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2011. We recognized other than temporary impairments and additional credit losses on a number of securities for which we have previously recognized OTTI. A summary of OTTI is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Several factors led us to believe that full recovery of amortized cost will not be expected. A discussion of these factors and our policy and process in place to identify securities that could potential have impairment that is other than temporary is in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location, and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts net of valuation allowances. At March 31, 2012 and December 31, 2011 the largest principal amount outstanding for any single mortgage loan was $10.0 million and $10.2 million, respectively, and the average loan size was $2.4 million for both periods. We have the contractual ability to pursue full personal recourse on 13.3% of the loans and partial personal recourse on 32.3% of the loans, and master leases provide us recourse against the principals of the borrowing entity on 4.7% of the loans. In addition, the average loan to value ratio for the overall portfolio was 54.0% and 54.5% at March 31, 2012 and December 31, 2011, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a current appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 - Mortgage Loans on Real Estate in our Consolidated Financial Statements.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At March 31, 2012, we had commitments to fund commercial mortgage loans totaling $55.2 million, with fixed interest rates ranging from 4.85% to 5.35%.
See Note 4 to our unaudited consolidated financial statements for a presentation of our specific and general loan loss allowances, foreclosure activity and troubled debt restructure analysis.
We recorded impairment losses of $6.8 million on twelve mortgage loans with outstanding principal due totaling $37.5 million and impairment losses of $2.7 million on five mortgage loans with outstanding principal due totaling $11.2 million, during three months ended March 31, 2012 and 2011, respectively.
At March 31, 2012, we have fourteen mortgages that are in the process of being satisfied by our taking ownership of the real estate serving as collateral. These loans have an outstanding principal balance of $47.0 million and we have recorded a specific loan loss allowances totaling $13.6 million, of which $3.1 million of losses were recognized during the three months ended March 31, 2012. We also have twenty-two commercial mortgage loans at March 31, 2012 with an outstanding principal balance of $65.9 million that have been given "workout" terms which generally allow for interest only payments or the capitalization of interest for a specified period of time and we have recorded specific loan loss allowances on three of these loans (principal balance of $9.4 million) of $3.5 million. At March 31, 2012, we had four commercial mortgage loans with an outstanding principal balance of $6.3 million that were delinquent (60 days or more past due at the reporting date) and we recorded a specific loan loss allowances on two of these loans (principal balance $2.8 million) of $1.2 million during the three months ended March 31, 2012. The total outstanding principal balance of these 40 loans is $119.2 million, which represents less than 5% of our total mortgage loan portfolio.
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

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Mortgage loans with allowances	$75,141	$67,698
Mortgage loans with no allowance for losses	67,398	63,023
Allowance for probable loan losses	(29,595)	(23,664)
Net carrying value	$112,944	$107,057
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
We recognize all derivative instruments as assets or liabilities in the consolidated balance sheets at fair value. None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. A presentation of our derivative instruments along with a discussion of the business strategy involved with our derivatives is included in Note 5 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

Liquidity and Capital Resources
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $515.4 million in the three months ended March 31, 2012 compared to $887.3 million for the three months ended March 31, 2011, with the decrease primarily attributable to a $395.3 million decrease in net annuity deposits after coinsurance. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans. As reported above under Financial Condition - Investments, during the the three months ended March 31, 2012 and 2011, we experienced a significant amount of calls of United States Government sponsored agency securities. As a result we have had elevated levels of cash and cash equivalents during the first three months of 2012 and 2011. We have been reinvesting the proceeds from the called securities in United States Government sponsored agencies securities, investment grade corporate fixed maturity securities and other asset backed securities with yields that meet our investment spread objectives. At March 31, 2012, 34% of our fixed income securities have call features and 1% ($0.1 billion) were subject to call redemption. Another 13% ($2.5 billion) will become subject to call redemption during the next twelve months (principally the last three quarters of 2012). Our ability to continue to reinvest the proceeds from called securities in assets with acceptable credit quality and yield characteristics similar to the called securities will be dependent on future market conditions.
We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt, including the convertible senior notes and subordinated debentures issued to subsidiary trusts, pay operating expenses and pay dividends to stockholders. Our assets consist primarily of the capital stock and surplus notes of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. These sources provide adequate cash flow to us to meet our current and reasonably foreseeable future obligations and we expect they will be adequate to fund our parent company cash flow requirements for the rest of 2012.
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
The statutory capital and surplus of our life insurance subsidiaries at March 31, 2012 was $1.6 billion. American Equity Investment Life Insurance Company (American Equity Life) made surplus note interest payments to us of $1.0 million during the three months ended March 31, 2012. For the remainder of 2012, up to $195.5 million can be distributed by American Equity Life as dividends under applicable laws and regulations without prior regulatory approval. Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had $688.1 million of statutory earned surplus at March 31, 2012. The transfer of funds by American Equity Life is also restricted by a covenant in our revolving line of credit which requires American Equity Life to maintain a minimum risk-based capital ratio of 275%.
At March 31, 2012, we have $15 million in cash and cash equivalents. In addition, we have a $160 million line of credit, with no borrowings outstanding, available through January 2014 for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.
New Accounting Pronouncements
See Note 1 - Significant Accounting Policies to the Consolidated Financial Statements, which is incorporated by reference in this Item 2, for new accounting pronouncement disclosures that supplements the disclosure in Note 1 - Significant Accounting Policies to the Consolidated Financial Statements of our 2011 Annual Report on Form 10-K.

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
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at March 31, 2012, for which we entered into an interest rate swap agreement (See Note 5 to our unaudited consolidated financial statements). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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
If interest rates were to increase 10% (33 basis points) from levels at March 31, 2012, we estimate that the fair value of our fixed maturity securities would decrease by approximately $623.0 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $187.7 million in the accumulated other comprehensive income and a decrease in stockholders' equity. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2011.
At March 31, 2012, 34% of our fixed income securities have call features and 1% ($0.1 billion) were subject to call redemption. Another 13% ($2.5 billion) will become subject to call redemption during the next twelve months (principally the last three quarters of 2012). During the three months ended March 31, 2012 and 2011, we received $1.9 billion and $1.5 billion, respectively, in redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At March 31, 2012, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.
We purchase call options on the applicable indices to fund the annual index credits on our fixed index annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for fixed index products. For the three months ended March 31, 2012 and 2011, the annual index credits to policyholders on their anniversaries were $50.7 million and $87.4 million, respectively. Proceeds received at expiration of these options related to such credits were $50.9 million and $88.0 million for the three months ended March 31, 2012 and 2011, respectively.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2012 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 7 - Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosures that supplements the disclosure in Note 13 - Commitments and Contingencies to the Consolidated Financial Statements of our 2010 Annual Report on Form 10-K.
Item 1A. Risk Factors

Our 2011 Annual Report on Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the three months ended March 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuer purchases of equity securities for the quarter ended March 31, 2012.

We have a Rabbi Trust, the NMO Deferred Compensation Trust, which purchases our common shares to fund the amount of shares earned by our agents under the NMO Deferred Compensation Plan. At March 31, 2012, all shares earned and vested by agents have been purchased and contributed to the Rabbi Trust.

In addition, we have a share repurchase program under which we are authorized to purchase up to 10,000,000 shares of our common stock. As of March 31, 2012, no shares of our common stock had been repurchased under this program.

Item 6. Exhibits

Number	Name	Method of Filing

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

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

Date: May 7, 2012	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

	By:	/s/ Wendy C. Waugaman
Wendy C. Waugaman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John M. Matovina
John M. Matovina, Vice Chairman, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Vice President - Controller
(Principal Accounting Officer)