Form 10-Q
period 2012-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2012-08-06
CIK 1039828

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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
Shares of common stock outstanding at July 31, 2012: 62,616,109

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2012 - $19,083,027; 2011 - $16,980,279)	$20,955,231	$18,464,109
Held for investment, at amortized cost (fair value: 2012 - $988,361; 2011 - $2,644,422)	1,000,024	2,644,206
Equity securities, available for sale, at fair value (cost: 2012 - $53,397; 2011 - $58,438)	61,441	62,845
Mortgage loans on real estate	2,732,093	2,823,047
Derivative instruments	476,699	273,314
Other investments	201,757	115,930
Total investments	25,427,245	24,383,451

Cash and cash equivalents	1,407,830	404,952
Coinsurance deposits	2,895,212	2,818,642
Accrued investment income	244,644	228,937
Deferred policy acquisition costs	1,677,770	1,683,857
Deferred sales inducements	1,253,583	1,242,787
Deferred income taxes	—	21,981
Income taxes recoverable	11,934	8,441
Other assets	215,384	81,671
Total assets	$33,133,602	$30,874,719

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$29,896,751	$28,118,716
Other policy funds and contract claims	434,142	400,594
Notes payable	303,595	297,608
Subordinated debentures	256,122	268,593
Deferred income taxes	29,808	—
Other liabilities	635,533	380,529
Total liabilities	31,555,951	29,466,040

Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized, 2012 and 2011 no shares issued and outstanding	—	—
Common stock, par value $1 per share, 125,000,000 shares authorized; issued and outstanding: 2012 - 60,208,754 shares (excluding 5,124,749 treasury shares); 2011 - 57,836,540 shares (excluding 5,616,595 treasury shares)	60,209	57,837
Additional paid-in capital	482,563	468,281
Unallocated common stock held by ESOP; 2012 - 294,770 shares; 2011 - 336,093 shares	(3,175)	(3,620)
Accumulated other comprehensive income	579,872	457,229
Retained earnings	458,182	428,952
Total stockholders' equity	1,577,651	1,408,679
Total liabilities and stockholders' equity	$33,133,602	$30,874,719
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Traditional life insurance premiums	$3,248	$3,289	$6,470	$6,205
Annuity product charges	21,908	19,892	41,301	36,854
Net investment income	320,259	296,878	647,169	589,006
Change in fair value of derivatives	(150,847)	(22,029)	108,314	126,624
Net realized losses on investments, excluding other than temporary impairment ("OTTI") losses	(611)	(854)	(6,687)	(2,047)
OTTI losses on investments:
Total OTTI losses	(375)	(113)	(2,156)	(5,213)
Portion of OTTI losses recognized from other comprehensive income	(603)	(2,116)	(1,703)	(3,587)
Net OTTI losses recognized in operations	(978)	(2,229)	(3,859)	(8,800)
Total revenues	192,979	294,947	792,708	747,842

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	2,250	2,499	4,367	4,394
Interest sensitive and index product benefits	142,733	238,420	281,856	398,085
Amortization of deferred sales inducements	25,940	20,265	42,650	50,957
Change in fair value of embedded derivatives	(80,989)	(60,963)	278,077	67,340
Interest expense on notes payable	7,072	7,832	14,067	15,739
Interest expense on subordinated debentures	3,563	3,481	7,149	6,947
Interest expense on amounts due under repurchase agreements	—	1	—	5
Amortization of deferred policy acquisition costs	44,848	38,862	79,132	94,085
Other operating costs and expenses	18,902	16,634	40,615	34,108
Total benefits and expenses	164,319	267,031	747,913	671,660
Income before income taxes	28,660	27,916	44,795	76,182
Income tax expense	9,901	9,642	15,565	26,565
Net income	$18,759	$18,274	$29,230	$49,617

Earnings per common share	$0.31	$0.31	$0.49	$0.84
Earnings per common share - assuming dilution	$0.30	$0.28	$0.46	$0.77
Weighted average common shares outstanding (in thousands):
Earnings per common share	59,943	59,504	59,822	59,344
Earnings per common share - assuming dilution	64,254	65,530	64,230	65,437
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$18,759	$18,274	29,230	49,617
Other comprehensive income:
Change in net unrealized investment gains/losses (1)	263,366	85,149	188,391	62,596
Noncredit component of OTTI losses (1)	(99)	855	290	1,499
Other comprehensive income before income tax	263,267	86,004	188,681	64,095
Income tax effect related to other comprehensive income	(92,142)	(30,101)	(66,038)	(22,433)
Other comprehensive income	171,125	55,903	122,643	41,662
Comprehensive income	$189,884	$74,177	$151,873	$91,279
(1) Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2011	$57,837	$468,281	$(3,620)	$457,229	$428,952	$1,408,679
Net income for period	—	—	—	—	29,230	29,230
Other comprehensive income	—	—	—	122,643	—	122,643
Conversion of $12,554 of subordinated debentures	1,550	10,291	—	—	—	11,841
Allocation of 41,323 shares of common stock by ESOP, including excess income tax benefits	—	22	445	—	—	467
Share-based compensation, including excess income tax benefits	—	3,719	—	—	—	3,719
Issuance of 822,390 shares of common stock under compensation plans, including excess income tax benefits	822	250	—	—	—	1,072
Balance at June 30, 2012	$60,209	$482,563	$(3,175)	$579,872	$458,182	$1,577,651

Balance at December 31, 2010	$56,968	$454,454	$(4,815)	$81,820	$349,620	$938,047
Net income for period	—	—	—	—	49,617	49,617
Other comprehensive income	—	—	—	41,662	—	41,662
Acquisition of 500 shares of common stock	—	(6)	—	—	—	(6)
Allocation of 51,189 shares of common stock by ESOP, including excess income tax benefits	—	69	551	—	—	620
Share-based compensation, including excess income tax benefits	—	5,229	—	—	—	5,229
Issuance of 864,129 shares of common stock under compensation plans, including excess income tax benefits	864	3,499	—	—	—	4,363
Balance at June 30, 2011	$57,832	$463,245	$(4,264)	$123,482	$399,237	$1,039,532
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$29,230	$49,617
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	281,856	398,085
Amortization of deferred sales inducements	42,650	50,957
Annuity product charges	(41,301)	(36,854)
Change in fair value of embedded derivatives	278,077	67,340
Increase in traditional life and accident and health insurance reserves	12,652	45,720
Policy acquisition costs deferred	(186,573)	(222,358)
Amortization of deferred policy acquisition costs	79,132	94,085
Provision for depreciation and other amortization	9,150	9,292
Amortization of discounts and premiums on investments	(64,020)	(78,582)
Realized gains/losses on investments and net OTTI losses recognized in operations	10,546	10,847
Change in fair value of derivatives	(108,314)	(127,799)
Deferred income taxes	(14,249)	(64,332)
Share-based compensation	3,024	4,181
Change in accrued investment income	(15,707)	(47,812)
Change in income taxes recoverable/payable	(3,493)	(3,308)
Change in other assets	(10,077)	2,182
Change in other policy funds and contract claims	33,548	95,560
Change in collateral held for derivatives	175,549	12,910
Change in other liabilities	(11,421)	(74,889)
Other	164	703
Net cash provided by operating activities	500,423	185,545

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	1,423,179	3,244,966
Fixed maturity securities - held for investment	1,688,329	—
Equity securities - available for sale	5,605	2,958
Mortgage loans on real estate	219,423	86,079
Derivative instruments	110,201	275,473
Other investments	10,362	57
Acquisition of investments:
Fixed maturity securities - available for sale	(3,542,142)	(3,189,624)
Fixed maturity securities - held for investment	—	(1,279,831)
Mortgage loans on real estate	(152,648)	(296,884)
Derivative instruments	(184,709)	(189,759)
Other investments	(83,811)	(1,660)
Purchases of property, furniture and equipment	(273)	(3,552)
Net cash used in investing activities	(506,484)	(1,351,777)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$1,896,794	$2,450,646
Coinsurance deposits	(28,630)	(37,196)
Return of annuity policyholder account balances	(848,372)	(898,472)
Financing fees incurred and deferred	—	(1,566)
Acquisition of common stock	—	(6)
Excess tax benefits realized from share-based compensation plans	693	1,117
Proceeds from issuance of common stock	1,062	4,255
Change in checks in excess of cash balance	(12,608)	(828)
Net cash provided by financing activities	1,008,939	1,517,950
Increase in cash and cash equivalents	1,002,878	351,718
Cash and cash equivalents at beginning of period	404,952	597,766
Cash and cash equivalents at end of period	$1,407,830	$949,484

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$14,308	$15,210
Income taxes	32,650	93,200
Non-cash operating activity:
Deferral of sales inducements	143,248	189,200
Non-cash investing activity:
Real estate acquired in satisfaction of mortgage loans	11,985	6,308
Mortgage loan on real estate sold	—	1,215
Non-cash financing activities:
Conversion of subordinated debentures	12,554	—
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company (“we”, “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Adopted Accounting Pronouncements
In October 2010, as a result of a consensus of the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force (EITF), the FASB issued an accounting standards update (ASU) that modifies the definition of the types of costs incurred that can be capitalized in the acquisition of new and renewal insurance contracts. This guidance defines the costs that qualify for deferral as incremental direct costs that result directly from and are essential to successful contract transactions and would not have been incurred by the insurance entity had the contract transactions not occurred. In addition, it lists certain costs as deferrable as those that are directly related to underwriting, policy issuance and processing, medical and inspection, and sales force contract selling as deferrable, as well as the portion of an employee's total compensation related directly to time spent performing those activities for actual acquired contracts and other costs related directly to those activities that would not have been incurred if the contract had not been acquired. This amendment to current GAAP became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Other operating costs and expenses for the three and six months ended June 30, 2012, increased $2.0 million and $5.0 million, respectively, due to the prospective adoption of this ASU effective January 1, 2012, which decreased net income $1.3 million and $3.1 million and decreased diluted earnings per share $0.02 and $0.05 for the three and six months ended June 30, 2012, respectively.
In May 2011, the FASB issued an ASU that addresses fair value measurement and disclosure as part of its convergence efforts with the International Accounting Standards Board. The guidance is intended to create common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. This ASU changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Some changes clarify the FASB's intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The disclosure requirements add information about transfers between Level 1 and Level 2 of the fair value hierarchy, information about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. This ASU became effective for interim and annual periods beginning after December 15, 2011. See note 2 for disclosures regarding fair value measurements.
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

Significant Accounting Policy - Deferred Policy Acquisition Costs
Our accounting policy for deferred policy acquisition costs which follows, has been updated from our Form 10-K for the year ended December 31, 2011 to reflect the adoption of new accounting standards.
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

2. Fair Values of Financial Instruments
The following sets forth a comparison of the fair values and carrying amounts of our financial instruments:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$20,955,231	$20,955,231	$18,464,109	$18,464,109
Held for investment	1,000,024	988,361	2,644,206	2,644,422
Equity securities, available for sale	61,441	61,441	62,845	62,845
Mortgage loans on real estate	2,732,093	2,989,626	2,823,047	3,030,308
Derivative instruments	476,699	476,699	273,314	273,314
Other investments	163,367	163,243	79,109	76,648
Cash and cash equivalents	1,407,830	1,407,830	404,952	404,952
Coinsurance deposits	2,895,212	2,632,861	2,818,642	2,549,025
Interest rate caps	3,565	3,565	—	—
2015 notes hedges	38,181	38,181	45,593	45,593

Liabilities
Policy benefit reserves	29,598,728	24,695,555	27,842,770	23,407,540
Single premium immediate annuity (SPIA) benefit reserves	433,335	448,702	397,248	412,998
Notes payable	303,595	398,479	297,608	376,370
Subordinated debentures	256,122	225,710	268,593	233,809
2015 notes embedded derivatives	38,181	38,181	45,593	45,593
Interest rate swaps	3,148	3,148	—	—
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

Transfers of securities among the levels occur at times and depend on the type of inputs used to determine fair value of each security, however there were no transfers between levels during the six months ended June 30, 2012.

Our assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2012
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$5,214	$5,214	$—	$—
United States Government sponsored agencies	1,704,516	—	1,704,516	—
United States municipalities, states and territories	3,495,557	—	3,495,557	—
Foreign government obligations	46,186	—	46,186	—
Corporate securities	12,418,135	40,979	12,377,156	—
Residential mortgage backed securities	2,524,030	—	2,522,025	2,005
Other asset backed securities	761,593	384	761,209	—
Equity securities, available for sale: finance, insurance and real estate	61,441	42,066	19,375	—
Derivative instruments	476,699	—	476,699	—
Cash and cash equivalents	1,407,830	1,407,830	—	—
Interest rate caps	3,565	—	3,565	—
2015 notes hedges	38,181	—	38,181	—
	$22,942,947	$1,496,473	$21,444,469	$2,005
Liabilities
Interest rate swaps	$3,148	$—	$3,148	$—
2015 notes embedded derivatives	38,181	—	38,181	—
Fixed index annuities - embedded derivatives	2,914,948	—	—	2,914,948
	$2,956,277	$—	$41,329	$2,914,948

December 31, 2011
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,678	$4,678	$—	$—
United States Government sponsored agencies	1,799,779	—	1,799,779	—
United States municipalities, states and territories	3,333,383	—	3,333,383	—
Foreign government obligations	43,228	—	43,228	—
Corporate securities	10,116,361	58,827	10,057,534	—
Residential mortgage backed securities	2,703,290	—	2,701,192	2,098
Other asset backed securities	463,390	370	463,020	—
Equity securities, available for sale: finance, insurance and real estate	62,845	44,229	18,616	—
Derivative instruments	273,314	—	273,314	—
Cash and cash equivalents	404,952	404,952	—	—
2015 notes hedges	45,593	—	45,593	—
	$19,250,813	$513,056	$18,735,659	$2,098
Liabilities
2015 notes embedded derivatives	$45,593	$—	$45,593	$—
Fixed index annuities - embedded derivatives	2,530,496	—	—	2,530,496
	$2,576,089	$—	$45,593	$2,530,496

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis of inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of June 30, 2012 and December 31, 2011.
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
Interest rate swaps and caps
The fair values of our pay fixed/receive variable interest rate swaps and interest rate caps are obtained from third parties and are determined by discounting expected future cash flows using projected LIBOR rates for the term of the swaps and caps.
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
Fixed index annuities - embedded derivatives
We estimate the fair value of the embedded derivative component of our fixed index annuity policy benefit reserves at each valuation date by (i) projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and (ii) discounting the excess of the projected contract value amounts at the applicable risk free interest rates adjusted for our nonperformance risk related to those liabilities. The projections of policy contract values are based on our best estimate assumptions for future policy growth and future policy decrements. Our best estimate assumptions for future policy growth include assumptions for the expected index credit on the next policy anniversary date which are derived from the fair values of the underlying call options purchased to fund such index credits and the expected costs of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary. The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as were used to project policy contract values.

The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Available for sale securities
Beginning balance	$2,027	$4,301	$2,098	$2,702
Principal returned	(52)	(78)	(93)	(266)
(Amortization)/accretion of premium/discount	21	(4)	47	8
Reclassification	—	(1,600)	—	—
Total gains (losses) (realized/unrealized):
Included in other comprehensive income (loss)	81	104	183	279
Included in operations	(72)	(530)	(230)	(530)
Ending balance	$2,005	$2,193	$2,005	$2,193
The Level 3 assets included in the table above are not material to our financial position, results of operations or cash flows, and it is management's opinion that the sensitivity of the inputs used in determining the fair value of these assets is not material as well.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$2,921,037	$2,242,000	$2,530,496	$1,971,383
Premiums less benefits	105,279	251,733	189,505	467,676
Change in unrealized gains, net	(111,368)	(125,200)	194,947	(70,526)
Ending balance	$2,914,948	$2,368,533	$2,914,948	$2,368,533
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at June 30, 2012, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $195.5 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $117.7 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $218.2 million recorded through operations as an increase in the change in fair value of embedded derivatives and increase our combined balance for deferred policy acquisition costs and deferred sales inducements by $132.1 million recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

3. Investments
At June 30, 2012 and December 31, 2011, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2012
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,589	$625	$—	$5,214
United States Government sponsored agencies	1,678,765	26,424	(673)	1,704,516
United States municipalities, states and territories	3,052,875	442,716	(34)	3,495,557
Foreign government obligations	36,402	9,784	—	46,186
Corporate securities	11,166,677	1,301,788	(50,330)	12,418,135
Residential mortgage backed securities	2,407,618	170,617	(54,205)	2,524,030
Other asset backed securities	736,101	29,674	(4,182)	761,593
	$19,083,027	$1,981,628	$(109,424)	$20,955,231
Held for investment:
United States Government sponsored agencies	$924,015	$2,507	$—	$926,522
Corporate security	76,009	—	(14,170)	61,839
	$1,000,024	$2,507	$(14,170)	$988,361
Equity securities, available for sale:
Finance, insurance, and real estate	$53,397	$9,347	$(1,303)	$61,441

December 31, 2011
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,084	$594	$—	$4,678
United States Government sponsored agencies	1,780,401	19,378	—	1,799,779
United States municipalities, states and territories	2,981,699	351,694	(10)	3,333,383
Foreign government obligations	36,373	6,855	—	43,228
Corporate securities	9,117,173	1,079,422	(80,234)	10,116,361
Residential mortgage backed securities	2,618,040	157,331	(72,081)	2,703,290
Other asset backed securities	442,509	26,492	(5,611)	463,390
	$16,980,279	$1,641,766	$(157,936)	$18,464,109
Held for investment:
United States Government sponsored agencies	$2,568,274	$16,806	$—	$2,585,080
Corporate security	75,932	—	(16,590)	59,342
	$2,644,206	$16,806	$(16,590)	$2,644,422
Equity securities, available for sale:
Finance, insurance, and real estate	$58,438	$8,752	$(4,345)	$62,845
During the six months ended June 30, 2012 and 2011, we received $2.8 billion and $2.9 billion, respectively, in redemption proceeds related to calls of our callable United States Government sponsored agency securities and public and private corporate bonds, of which $1.7 billion were classified as held for investment for the six months ended June 30, 2012. There were no calls of held for investment securities during the six months ended June 30, 2011. We reinvested the proceeds from these redemptions primarily in United States Government sponsored agencies, corporate securities and other asset backed securities. At June 30, 2012, 33% of our fixed income securities have call features and 1% ($0.1 billion) were subject to call redemption. Another 14% ($2.6 billion) will become subject to call redemption during the next twelve months (principally the last two quarters of 2012 and the second quarter of 2013).

The amortized cost and fair value of fixed maturity securities at June 30, 2012, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our residential mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$47,272	$48,858	$—	$—
Due after one year through five years	590,055	656,408	—	—
Due after five years through ten years	3,449,900	3,741,359	—	—
Due after ten years through twenty years	4,963,113	5,413,578	—	—
Due after twenty years	6,888,968	7,809,405	1,000,024	988,361
	15,939,308	17,669,608	1,000,024	988,361
Residential mortgage backed securities	2,407,618	2,524,030	—	—
Other asset backed securities	736,101	761,593	—	—
	$19,083,027	$20,955,231	$1,000,024	$988,361
Net unrealized gains on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities and equity securities	$1,880,248	$1,488,237
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(1,022,806)	(819,476)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax benefit	(300,104)	(234,066)
Net unrealized gains reported as accumulated other comprehensive income	$579,872	$457,229
The National Association of Insurance Commissioners (“NAIC”) assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations (“NRSRO’s”). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered “investment grade” while NAIC Class 3 through 6 designations are considered “non-investment grade.” Based on the NAIC designations, we had 98% of our fixed maturity portfolio rated investment grade at June 30, 2012 and December 31, 2011.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	June 30, 2012		December 31, 2011
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$13,388,910	$14,799,840	$14,359,272	$15,486,571
2	6,282,280	6,758,202	4,894,739	5,272,759
3	371,555	345,380	335,642	315,406
4	31,828	30,224	26,674	23,989
5	5,528	5,783	4,932	5,756
6	2,950	4,163	3,226	4,050
	$20,083,051	$21,943,592	$19,624,485	$21,108,531

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 220 and 246 securities, respectively) have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2012
Fixed maturity securities:
Available for sale:
United States Government sponsored agencies	$227,829	$(673)	$—	$—	$227,829	$(673)
United States municipalities, states and territories	3,973	(34)	—	—	3,973	(34)
Corporate securities:
Finance, insurance and real estate	202,825	(10,990)	118,952	(12,532)	321,777	(23,522)
Manufacturing, construction and mining	169,512	(4,242)	11,870	(2,006)	181,382	(6,248)
Utilities and related sectors	119,762	(4,005)	61,802	(12,593)	181,564	(16,598)
Wholesale/retail trade	14,226	(763)	9,700	(763)	23,926	(1,526)
Services, media and other	67,231	(456)	18,020	(1,980)	85,251	(2,436)
Residential mortgage backed securities	411,338	(24,615)	367,268	(29,590)	778,606	(54,205)
Other asset backed securities	155,929	(2,120)	25,486	(2,062)	181,415	(4,182)
	$1,372,625	$(47,898)	$613,098	$(61,526)	$1,985,723	$(109,424)
Held for investment:
Corporate security:
Insurance	$—	$—	$61,839	$(14,170)	$61,839	$(14,170)

Equity securities, available for sale:
Finance, insurance and real estate	$8,922	$(1,203)	$7,900	$(100)	$16,822	$(1,303)

December 31, 2011
Fixed maturity securities:
Available for sale:
United States municipalities, states and territories	$3,535	$(10)	$—	$—	$3,535	$(10)
Corporate securities:
Finance, insurance and real estate	363,909	(36,575)	146,354	(15,611)	510,263	(52,186)
Manufacturing, construction and mining	201,762	(7,131)	29,875	(1,869)	231,637	(9,000)
Utilities and related sectors	174,251	(7,576)	37,778	(6,946)	212,029	(14,522)
Wholesale/retail trade	15,523	(188)	9,275	(1,194)	24,798	(1,382)
Services, media and other	27,688	(249)	17,105	(2,895)	44,793	(3,144)
Residential mortgage backed securities	295,352	(19,920)	709,612	(52,161)	1,004,964	(72,081)
Other asset backed securities	115,542	(2,863)	15,550	(2,748)	131,092	(5,611)
	$1,197,562	$(74,512)	$965,549	$(83,424)	$2,163,111	$(157,936)
Held for investment:
Corporate security:
Insurance	$—	$—	$59,342	$(16,590)	$59,342	$(16,590)

Equity securities, available for sale:
Finance, insurance and real estate	$20,028	$(3,095)	$3,750	$(1,250)	$23,778	$(4,345)
The following is a description of the factors causing the temporary unrealized losses by investment category as of June 30, 2012:
United States Government sponsored agencies and United States municipalities, states and territories: These securities are relatively long in duration, making the value of such securities sensitive to changes in market interest rates. We purchase these securities regularly over time at different interest rates available at time of purchase; thus, some securities carry yields less than those available at June 30, 2012.
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

Residential mortgage backed securities: At June 30, 2012, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 36 securities with a total amortized cost basis of $405.0 million and a fair value of $386.5 million. Despite recent improvements in the capital markets, the fair values of RMBS continue at prices below amortized cost. RMBS prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.
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
Approximately 74% and 83% of the unrealized losses on fixed maturity securities shown in the above table for June 30, 2012 and December 31, 2011, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the securities with unrealized losses, except one security with a principal amount outstanding of $4.5 million and an unrealized loss of $0.4 million, are current with respect to the payment of principal and interest.
Changes in net unrealized gains on investments for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
			(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$1,690	$55,060	$11,879	$29,402
Investments carried at fair value:
Fixed maturity securities, available for sale	$603,462	$202,827	$388,374	$150,683
Equity securities, available for sale	(787)	559	3,637	2,640
	602,675	203,386	392,011	153,323
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(339,408)	(117,382)	(203,330)	(89,228)
Change in deferred tax valuation allowance	—	—	—	—
Deferred income tax asset	(92,142)	(30,101)	(66,038)	(22,433)
	(431,550)	(147,483)	(269,368)	(111,661)
Increase in net unrealized gains on investments carried at fair value	$171,125	$55,903	$122,643	$41,662
Proceeds from sales of available for sale securities for the six months ended June 30, 2012 and 2011 were $165.2 million and $122.2 million, respectively. Scheduled principal repayments, calls and tenders for available for sale securities for the six months ended June 30, 2012 and 2011 were $1.4 billion and $3.1 billion, respectively.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains (losses) on investments, excluding net OTTI losses for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$4,030	$2,901	$5,048	$4,542
Gross realized losses	(59)	(1,423)	(355)	(1,423)
	3,971	1,478	4,693	3,119
Equity securities:
Gross realized gains	—	966	562	966
Other investments:
Gain (loss) on sale of real estate	1,450	(12)	2,895	(12)
Impairment losses on real estate	(1,669)	—	(2,643)	—
	(219)	(12)	252	(12)
Mortgage loans on real estate:
Increase in allowance for credit losses	(4,363)	(3,286)	(12,194)	(6,120)
	$(611)	$(854)	$(6,687)	$(2,047)

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
The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the six months ended June 30, 2012 and 2011, which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Six months ended June 30, 2012
Prime	2005	6.5%	7.7%	9%	13%	50%	50%
	2006	5.8%	7.4%	9%	19%	40%	55%
	2007	6.2%	7.3%	11%	38%	40%	60%
Alt-A	2005	5.6%	7.7%	12%	27%	5%	50%
	2006	6.0%	6.0%	32%	46%	55%	60%
	2007	6.2%	7.0%	31%	55%	55%	60%

Six months ended June 30, 2011
Prime	2005	7.7%	7.7%	8%	8%	50%	50%
	2006	7.3%	7.3%	9%	11%	50%	55%
	2007	5.8%	7.3%	8%	30%	40%	60%
Alt-A	2005	6.0%	7.7%	13%	24%	5%	55%
	2006	6.0%	6.5%	30%	33%	50%	50%
	2007	6.2%	7.4%	29%	41%	50%	70%
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

The following table summarizes other than temporary impairments for the three and six months ended June 30, 2012 and 2011, by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized from Other Comprehensive Income	Net OTTI Losses Recognized in Operations
		(Dollars in thousands)
Three months ended June 30, 2012
Fixed maturity securities, available for sale:
Residential mortgage backed securities	7	$(375)	$(603)	$(978)
Three months ended June 30, 2011
Fixed maturity securities, available for sale:
Residential mortgage backed securities	18	$(113)	$(2,116)	$(2,229)
Six months ended June 30, 2012
Fixed maturity securities, available for sale:
Residential mortgage backed securities	22	$(2,156)	$(1,703)	$(3,859)
Six months ended June 30, 2011
Fixed maturity securities, available for sale:
Residential mortgage backed securities	29	$(5,213)	$(3,587)	$(8,800)
The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(121,976)	$(102,251)	$(119,095)	$(96,893)
Credit losses on securities for which OTTI has not previously been recognized	(47)	—	(47)	(789)
Additional credit losses on securities for which OTTI has previously been recognized	(931)	(2,229)	(3,812)	(8,011)
Accumulated losses on securities that were disposed of during the period	—	—	—	1,213
Cumulative credit loss at end of period	$(122,954)	$(104,480)	$(122,954)	$(104,480)

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security, for securities that are part of our investment portfolio at June 30, 2012 and December 31, 2011:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
June 30, 2012
Fixed maturity securities, available for sale:
Corporate securities	$3,401	$(2,151)	$5,636	$6,886
Residential mortgage backed securities	938,894	(185,423)	146,771	900,242
Equity securities, available for sale:
Finance, insurance and real estate	9,976	—	7,890	17,866
	$952,271	$(187,574)	$160,297	$924,994
December 31, 2011
Fixed maturity securities, available for sale:
Corporate securities	$3,347	$(2,151)	$4,818	$6,014
Residential mortgage backed securities	999,024	(187,126)	125,502	937,400
Equity securities, available for sale:
Finance, insurance and real estate	12,019	—	8,110	20,129
	$1,014,390	$(189,277)	$138,430	$963,543

4. Mortgage Loans on Real Estate
Our mortgage loan portfolio totaled $2.7 billion and $2.8 billion at June 30, 2012 and December 31, 2011, respectively, with commitments outstanding of $54.7 million at June 30, 2012.

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Principal outstanding	$2,768,738	$2,856,011
Loan loss allowance	(36,645)	(32,964)
Carrying value	$2,732,093	$2,823,047
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

	June 30, 2012		December 31, 2011
	Principal Outstanding	Percent	Principal Outstanding	Percent
	(Dollars in thousands)
Geographic distribution
East	$700,554	25.3%	$719,231	25.2%
Middle Atlantic	161,976	5.8%	169,240	5.9%
Mountain	406,787	14.7%	411,054	14.4%
New England	32,463	1.2%	36,815	1.3%
Pacific	321,860	11.6%	309,693	10.8%
South Atlantic	500,536	18.1%	493,764	17.3%
West North Central	423,036	15.3%	487,693	17.1%
West South Central	221,526	8.0%	228,521	8.0%
	$2,768,738	100.0%	$2,856,011	100.0%
Property type distribution
Office	$703,802	25.4%	$777,343	27.2%
Medical Office	153,021	5.5%	175,580	6.1%
Retail	657,615	23.7%	635,916	22.3%
Industrial/Warehouse	718,964	26.0%	710,426	24.9%
Hotel	112,906	4.1%	139,193	4.9%
Apartment	190,348	6.9%	187,548	6.6%
Mixed use/other	232,082	8.4%	230,005	8.0%
	$2,768,738	100.0%	$2,856,011	100.0%
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

Our general loan loss allowance as of June 30, 2011 was calculated on the cumulative outstanding principal on loans making up the group of loans currently in workout terms and loans currently more than 60 days past due. We applied a factor to the total outstanding principal of these loans that is calculated as the average specific impairment loss for the most recent 4 quarters divided by the sum of the average of the total outstanding principal of delinquent loans for the most recent 4 quarters and the average of the total outstanding principal of loans in workout for the most recent 4 quarters.
In the fourth quarter of 2011, we modified the calculation for determining our general loan loss allowance. The group of loans that we are now analyzing collectively are those that have a debt service coverage ratio (DSCR) of less than 1.0. The DSCR is calculated by dividing the net operating income of the mortgaged property by the contractual principal and interest payment due for the corresponding period. We developed the loss rates to apply to this group of loans by dividing the specific impairment loss for the most recent 4 quarters by the principal outstanding of the loans with a DSCR of less than 1.0.
The following table presents a rollforward of our specific and general valuation allowances for commercial mortgage loans for the three and six months ended 2012 and 2011:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(29,595)	$(10,300)	$(13,842)	$(3,100)
Charge-offs	7,613	—	1,001	—
Recoveries	—	—	—	—
Provision for credit losses	(3,463)	(900)	(2,186)	(1,100)
Ending allowance balance	$(25,445)	$(11,200)	$(15,027)	$(4,200)

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(23,664)	$(9,300)	$(13,224)	$(3,000)
Charge-offs	8,513	—	3,117	—
Recoveries	—	—	—	—
Provision for credit losses	(10,294)	(1,900)	(4,920)	(1,200)
Ending allowance balance	$(25,445)	$(11,200)	$(15,027)	$(4,200)
The specific allowance is a total of credit loss allowances on loans which are individually evaluated for impairment. The general allowance is the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Individually evaluated for impairment	$59,815	$67,698
Collectively evaluated for impairment	179,122	176,681
Total loans evaluated for impairment	$238,937	$244,379
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

During the three and six months ended June 30, 2012, four and six mortgage loans, respectively, were satisfied by taking ownership of the real estate serving as collateral compared to two and three mortgage loans, respectively, for the same periods in 2011. The following table summarizes the activity in the real estate owned which was obtained in satisfaction of mortgage loans on real estate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Real estate owned at beginning of period	$35,824	$22,790	$36,821	$19,122
Real estate acquired in satisfaction of mortgage loans	8,683	2,527	11,985	6,308
Additions	117	16	117	40
Sales	(4,283)	(1,283)	(7,366)	(1,283)
Impairments	(1,669)	—	(2,643)	—
Depreciation	(282)	(140)	(524)	(277)
Real estate owned at end of period	$38,390	$23,910	$38,390	$23,910
We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Credit Exposure--By Payment Activity
Performing	$2,662,205	$2,743,068
In workout	71,008	67,425
Delinquent	7,244	6,595
Collateral dependent	28,281	38,923
	$2,768,738	$2,856,011
Mortgage loans are considered delinquent when they become 60 days past due. When loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. Outstanding principal of loans in a non-accrual status at June 30, 2012 and December 31, 2011 totaled $28.3 million and $45.5 million, respectively.
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
Aging of financing receivables with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
June 30, 2012	$—	$7,244	$—	$7,244	$2,733,213	$28,281	$2,768,738
December 31, 2011	$3,378	$—	$6,595	$9,973	$2,807,115	$38,923	$2,856,011

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
June 30, 2012
Mortgage loans with an allowance	$34,370	$59,815	$(25,445)	$48,445	$1,332
Mortgage loans with no related allowance	59,541	59,541	—	59,434	1,886
	$93,911	$119,356	$(25,445)	$107,879	$3,218
December 31, 2011
Mortgage loans with an allowance	$44,034	$67,698	$(23,664)	$53,617	$3,284
Mortgage loans with no related allowance	63,023	63,023	—	60,974	3,509
	$107,057	$130,721	$(23,664)	$114,591	$6,793
The loans that are categorized as "in workout" consist of loans that we have agreed to lower or no mortgage payments for a period of time while the borrowers address cash flow and/or operational issues. The key features of these workouts have been determined on a loan-by-loan basis. Most of these loans are in a period of low cash flow due to tenants vacating their space or tenants requesting rent relief during difficult economic periods. Generally, we have allowed the borrower a six month interest only period and in some cases a twelve month period of interest only. Interest only workout loans are expected to return to their regular debt service payments after the interest only period. Interest only loans that are not fully amortizing will have a larger balance at their balloon date than originally contracted. Fully amortizing loans that are in interest only periods will have larger debt service payments for their remaining term due to lost principal payments during the interest only period. In limited circumstances we have allowed borrowers to pay the principal portion of their loan payment into an escrow account that can be used for capital and tenant improvements for a period of not more than twelve months. In these situations new loan amortization schedules are calculated based on the principal not collected during this twelve month workout period and larger payments are collected for the remaining term of each loan. In all cases, original interest rate and maturity date have not been modified and we have not forgiven any principal amounts.
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

Mortgage loan workouts, refinances or restructures that are classified as TDR are individually evaluated and measured for impairment. A summary of mortgage loans on commercial real estate with outstanding principal at June 30, 2012 and December 31, 2011 that we determined to be TDR's are as follows:

Geographic Region	Number of TDR's	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount
		(Dollars in thousands)
June 30, 2012
East	2	$6,126	$(1,963)	$4,163
Mountain	10	32,222	(2,193)	30,029
South Atlantic	7	18,101	(4,346)	13,755
East North Central	1	2,319	(512)	1,807
West North Central	2	6,974	(1,300)	5,674
	22	$65,742	$(10,314)	$55,428
December 31, 2011
East	3	$8,489	$(2,115)	$6,374
Mountain	10	29,539	(1,637)	27,902
South Atlantic	11	28,676	(6,339)	22,337
West North Central	1	1,937	(269)	1,668
	25	$68,641	$(10,360)	$58,281

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

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$476,699	$273,314

Other assets
2015 notes hedges	38,181	45,593
Interest rate caps	3,565	—
	$518,445	$318,907
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$2,914,948	$2,530,496
Other liabilities
2015 notes embedded derivatives	38,181	45,593
Interest rate swaps	3,148	—
	$2,956,277	$2,576,089

The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$(122,241)	$(13,238)	$119,279	$130,214
2015 notes hedges	(24,163)	(8,723)	(7,412)	(3,454)
Interest rate swaps	(4,038)	(68)	(3,148)	(136)
Interest rate caps	(405)	—	(405)	—
	$(150,847)	$(22,029)	$108,314	$126,624
Change in fair value of embedded derivatives:
2015 notes embedded derivatives	$(24,163)	$(8,723)	$(7,412)	$(3,454)
Fixed index annuities	(56,826)	(52,240)	285,489	70,794
	$(80,989)	$(60,963)	$278,077	$67,340
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
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			June 30, 2012		December 31, 2011
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A	A3	$1,421,833	$58,679	$2,340,213	$43,481
Barclays	A+	A2	2,847,540	103,550	2,419,339	60,903
BNP Paribas	AA-	A2	2,106,213	78,442	2,533,301	48,293
Citibank, N.A.	A	A3	1,951,838	39,502	—	—
Credit Suisse	A+	A1	1,181,136	34,057	1,423,802	27,464
Deutsche Bank	A+	A2	717,035	16,519	384,420	7,697
HSBC	AA-	Aa3	222,902	6,073	348,674	4,557
J.P. Morgan	A+	Aa3	1,249,826	36,080	2,109,019	27,961
Morgan Stanley	A	Baa1	808,375	23,784	244,180	7,375
UBS	A	A2	622	66	39,147	240
Wells Fargo (Wachovia)	AA-	Aa3	1,996,526	79,947	2,227,235	45,343
			$14,503,846	$476,699	$14,069,330	$273,314

As of June 30, 2012 and December 31, 2011, we held $341.0 million and $165.4 million, respectively, of cash and cash equivalents received from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed to perform according to the terms of the contracts to $136.4 million and $109.3 million at June 30, 2012 and December 31, 2011, respectively.
The future annual index credits on our fixed index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. We do not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. We must value both the call options and the related forward embedded options in the policies at fair value.
We enter into interest rate swaps and caps to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures. See note 10 in our Annual Report on Form 10-K for the year ended December 31, 2011 for more information on our subordinated debentures. The terms of the interest rate swaps provide that we pay a fixed rate of interest and receive a floating rate of interest. The terms of the interest rate caps limit the three month London Interbank Offered Rate to 2.50%. The interest rate swaps and caps are not effective hedges under accounting guidance for derivative instruments and hedging activities. Therefore, we record the interest rate swaps and caps at fair value and any net cash payments received or paid are included in the change in fair value of derivatives in the unaudited consolidated statements of operations.
Details regarding the interest rate swaps are as follows:

	Notional		Pay		June 30, 2012	December 31, 2011
Maturity Date	Amount	Receive Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	*LIBOR	2.415%	SunTrust	$(3,148)	$—
___________________________________
* - three month London Interbank Offered Rate
Details regarding the interest rate caps are as follows:

	Notional		Cap		June 30, 2012	December 31, 2011
Maturity Date	Amount	Floating Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	*LIBOR	2.50%	SunTrust	$1,796	$—
July 8, 2021	12,000	*LIBOR	2.50%	SunTrust	539	—
July 29, 2021	27,000	*LIBOR	2.50%	SunTrust	1,230	—
	$79,000				$3,565	$—
___________________________________
* - three month London Interbank Offered Rate
The interest rate swaps have a forward starting date beginning in March 2014 and convert floating rates to fixed rates for seven years. The interest rate caps have a forward starting date beginning in July 2014 and cap our interest rates for seven years. As of June 30, 2012 we held $0.3 million of cash and cash equivalents received from the counterparty for derivative collateral related to the swaps and caps, which is included in other liabilities on our consolidated balance sheets.

6. Notes Payable
The contingent convertible senior notes included in notes payable are accounted for separately as a liability component and an equity component in the consolidated balance sheets. The liability component and equity component are as follows:

	June 30, 2012			December 31, 2011
	September 2015 Notes	December 2029 Notes	December 2024 Notes	September 2015 Notes	December 2029 Notes	December 2024 Notes
	(Dollars in thousands)
Notes payable:
Principal amount of liability component	$200,000	$115,839	$28,243	$200,000	$115,839	$28,243
Unamortized discount	(25,494)	(14,993)	—	(28,906)	(17,568)	—
Net carrying amount of liability component	$174,506	$100,846	$28,243	$171,094	$98,271	$28,243
Additional paid-in capital:
Carrying amount of equity component		$15,586	$22,637		$15,586	$22,637
Amount by which the if-converted value exceeds principal	$—	$15,781	$—	$—	$8,489	$—

The discount is being amortized over the expected lives of the notes, which is December 15, 2014 for the 2029 notes and September 15, 2015 for the 2015 notes, and was December 15, 2011 for the 2024 notes. The effective interest rates during the discount amortization periods are 8.9%, 8.5% and 11.9% on the 2015 notes, the 2024 notes and the 2029 notes, respectively. The interest cost recognized in operations for the convertible notes, inclusive of the coupon and amortization of the discount and debt issue costs, was $7.1 million and $14.1 million for the three and six months ended June 30, 2012, respectively, and $7.8 million and $15.7 million for the same periods in 2011.
We are required to include the dilutive effect of the 2024 and 2029 notes in our diluted earnings per share calculation. Because these notes include a mandatory cash settlement feature for the principal amount, incremental dilutive shares will only exist when the fair value of our common stock at the end of the reporting period exceeds the conversion price per share of $14.03 for the 2024 notes and $9.69 for the 2029 notes. At June 30, 2012 and 2011, the conversion premium of the 2029 notes was dilutive and the effect has been included in diluted earnings per share for the three and six months ended June 30, 2012 and 2011. The 2015 notes and the 2015 notes hedges are excluded from the dilutive effect in our diluted earnings per share calculation as they are currently to be settled only in cash. The 2015 warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the strike price of the 2015 warrants.
In 2011, we entered into a three year $160 million revolving line of credit agreement with seven banks. The interest rate is floating at a rate based on our election that will be equal to the alternate base rate (as defined in the credit agreement) plus the applicable margin or the adjusted LIBOR rate (as defined in the credit agreement) plus the applicable margin. We also pay a commitment fee on the available unused portion of the credit facility. The applicable margin and commitment fee rate are based on our credit rating and can change throughout the period of the credit facility. Based upon our current credit rating, the applicable margin is 2.00% for alternate base rate borrowings and 3.00% for adjusted LIBOR rate borrowings and the commitment fee is 0.50%. Under this agreement, we are required to maintain a minimum risk-based capital ratio at American Equity Life, a maximum ratio of debt to total capital, a minimum cash coverage ratio, and a minimum level of statutory surplus at American Equity Life. No amounts were outstanding at June 30, 2012 and December 31, 2011.

7. Subordinated Debentures
In May 2012, we issued a notice of mandatory redemption of all of our 8% Convertible Junior Subordinated Debentures (the "Debentures") and American Equity Capital Trust I, the holder of all of the Debentures, issued notices of mandatory redemption of all of its 8% Convertible Trust Preferred Securities and all of its 8% Trust Common Securities. As of June 30, 2012, $12.4 million principal amount (414,457 shares) of 8% Convertible Trust Preferred Securities were converted into 1,535,025 shares of our common stock. In July 2012, another $8.2 million (273,870 shares) of 8% Convertible Trust Preferred Securities were converted into 1,014,308 shares of our common stock. The remaining 44,001 shares of these trust preferred securities will be settled in cash of approximately $1.3 million.

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
The Los Angeles Case is a consolidated action involving several lawsuits filed by individuals, and the individuals are seeking class action status for a national class of purchasers of annuities issued by us; however, no class has yet been certified. The named plaintiffs in this consolidated case are Bernard McCormack, Gust Anagnostis by and through Gary S. Anagnostis and Robert C. Anagnostis, Regina Bush by and through Sharon Schipiour, Lenice Mathews by and through Mary Ann Maclean and George Miller. The allegations generally attack the suitability of sales of deferred annuity products to persons over the age of 65. The plaintiffs seek rescission and injunctive relief including restitution and disgorgement of profits on behalf of all class members under California Business & Professions Code section 17200 et seq. and Racketeer Influenced and Corrupt Organizations Act; compensatory damages for breach of fiduciary duty and aiding and abetting of breach of fiduciary duty; unjust enrichment and constructive trust; and other pecuniary damages under California Civil Code section 1750 and California Welfare & Institutions Codes section 15600 et seq. As previously reported, we participated in mediation sessions with plaintiffs' counsel in 2011 and the first quarter of 2012. In July 2012, we participated in another mediation session where potential settlement terms continued to be discussed. However, due to (i) the fact no class has been certified (ii) the lack of specificity as to legal theories put forth by the plaintiffs, (iii) the lack of specificity of the remedies sought, and (iv) the lack of any basis on which to compute estimated compensatory and/or punitive damages, we generally cannot predict what the outcome of the pending purported class action lawsuit will be, what the timing of the ultimate resolution of this lawsuit will be, or an estimate and/or range of possible loss related to the pending purported class action lawsuit. In light of the inherent uncertainties involved in the pending purported class action lawsuit, there can be no assurance that such litigation, or any other pending or future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.
9. Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Numerator:
Net income - numerator for earnings per common share	$18,759	$18,274	$29,230	$49,617
Interest on convertible subordinated debentures (net of income tax benefit)	257	258	515	517
Numerator for earnings per common share - assuming dilution	$19,016	$18,532	$29,745	$50,134

Denominator:
Weighted average common shares outstanding (1)	59,943,337	59,504,119	59,821,937	59,343,959
Effect of dilutive securities:
Convertible subordinated debentures	2,637,176	2,727,084	2,678,508	2,727,084
Convertible senior notes	1,158,686	2,612,637	1,158,686	2,612,637
Stock options and deferred compensation agreements	514,429	686,352	570,525	753,272
Denominator for earnings per common share - assuming dilution	64,253,628	65,530,192	64,229,656	65,436,952

Earnings per common share	$0.31	$0.31	$0.49	$0.84
Earnings per common share - assuming dilution	$0.30	$0.28	$0.46	$0.77
_____________________________

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.
Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
		Minimum	Maximum
Three months ended June 30, 2012	1,502,900	$11.88	$14.34
Six months ended June 30, 2012	1,502,900	$11.88	$14.34
Three months ended June 30, 2011	1,370,350	$12.79	$14.34
Six months ended June 30, 2011	1,370,350	$12.79	$14.34

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at June 30, 2012, and the unaudited consolidated results of operations for the three month and six month periods ended June 30, 2012 and 2011, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Annuity deposits by product type collected during the three and six months ended June 30, 2012 and 2011, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2012	2011	2012	2011
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$533,633	$595,422	$1,021,760	$1,374,004
Fixed strategy	281,206	312,161	570,560	669,633
	814,839	907,583	1,592,320	2,043,637
Fixed rate annuities:
Single-year rate guaranteed	21,141	34,036	55,628	80,889
Multi-year rate guaranteed	39,232	85,592	160,897	162,639
Single premium immediate annuities	42,137	81,591	87,949	163,481
	102,510	201,219	304,474	407,009
Total before coinsurance ceded	917,349	1,108,802	1,896,794	2,450,646
Coinsurance ceded	32,668	70,331	131,447	136,208
Net after coinsurance ceded	$884,681	$1,038,471	$1,765,347	$2,314,438
Annuity deposits before coinsurance ceded decreased 17% during the second quarter of 2012 and decreased by 23% during the six months ended June 30, 2012 compared to the same periods in 2011. We attribute this in part to the low interest rate environment which appears to have made prospective policyholders less willing to commit funds to fixed index annuities. We also attribute the decrease in annuity deposits to certain competitors who were more aggressive in their product pricing in the first half of 2012. Recently, some competitors have made pricing adjustments to their annuity products. The extent to which this will affect our annuity deposits is uncertain. In addition, first half 2011 sales benefited from higher demand in advance of a rate decrease implemented during that period.
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reported Amounts
Average yield on invested assets	5.34%	5.78%	5.47%	5.87%
Aggregate cost of money	2.64%	2.73%	2.66%	2.77%
Aggregate investment spread	2.70%	3.05%	2.81%	3.10%

Adjustments
Investment yield - temporary cash investments	0.27%	0.11%	0.21%	0.08%
Investment yield - additional prepayment income	(0.03)%	—%	(0.05)%	—%
Cost of money effect of (under) over hedging	(0.01)%	0.10%	—%	0.08%

Adjusted Amounts
Average yield on invested assets	5.58%	5.89%	5.63%	5.95%
Aggregate cost of money	2.63%	2.83%	2.66%	2.85%
Aggregate investment spread	2.95%	3.06%	2.97%	3.10%
The decreases in investment spread for the three and six months ended June 30, 2012 resulted from a decline in the average yield in investments, offset in part by a smaller decline in the average cost of money on our fixed index annuities. The lower cost of money for fixed index annuities during 2012 was due to lower costs of options purchased to fund the annual index credits on fixed index annuities and lower rates for the fixed rate strategy in fixed index annuities. The decrease in the average yield on invested assets was primarily attributable to lower yields on investments purchased in 2011 and the six months ended June 30, 2012. Our investment spread has also been impacted by shortfalls in investment income from excess liquidity resulting from a lag in the reinvestment of proceeds of bonds called for redemption, benefits from additional prepayment and fee income or certain investments and the impact of hedging experience of the annual index credits for index annuities. The impact of excess liquidity and additional prepayment and fee income on net investment income and average yield on invested assets is quantified in Results of Operations - Net investment income.
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
As reported in our previous filings, in response to the continuing low interest rate environment, we implemented reductions of policyholder crediting rates for new annuities and existing annuities in the fourth quarter of 2011. Rates on new sales were reduced 0.40% - 0.50% beginning with applications received after October 7, 2011. Renewal rate adjustments began taking effect on November 15, 2011 and will continue to take effect on the policy anniversary dates over the twelve months following that date. Accordingly, the benefit from the renewal rate reductions did not have a material impact on 2011 spread results. We expect the remaining 2012 spread results to reflect the benefit from these reductions with an additional 0.15% to 0.20% decline in the aggregate cost of money. However, the anticipated reductions in cost of money may be offset by continued lower yields available on investments including reinvestment of proceeds from calls of the callable bonds in our investment portfolio.
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

Results of Operations
Three and Six Months Ended June 30, 2012 and 2011
Net income was $18.8 million in the second quarter of 2012 and $29.2 million for the six months ended June 30, 2012 compared to $18.3 million and $49.6 million for the same periods in 2011. The comparability of net income from period to period is primarily impacted by fair value accounting for derivative instruments as presented below in Operating income (a non-GAAP financial measure). Amounts attributable to the fair value accounting for fixed index annuity derivatives and embedded derivatives fluctuate from period to period primarily based upon changes in the fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in the interest rates used to discount the embedded derivative liability. The significant changes in the impact from this item relate primarily to changes in the interest rates used to discount the embedded derivative liabilities.
In general, net income has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 17% to $25.5 billion during the second quarter of 2012 and increased 18% to $25.2 billion for the six months ended June 30, 2012 compared to $21.9 billion and $21.3 billion for the same periods in 2011. Our investment spread measured in dollars was $146.6 million during the second quarter of 2012 and $301.5 million for the six months ended June 30, 2012 compared to $143.7 million and $289.7 million during the same periods in 2011.
Net income was negatively affected by the prospective adoption on January 1, 2012, of an accounting standards update that defines the types of costs that are deferrable with policy acquisition. This resulted in $2.0 million and $5.0 million of incurred costs to be expensed as incurred in the three and six months ended June 30, 2012, which under the accounting method in effect for the three and six months ended June 30, 2011, would have been capitalized as deferred policy acquisition costs and amortized in future periods. The after tax effect of this item was a decrease in net income of $1.3 million and $3.1 million for the three and six months ended June 30, 2012, respectively.
As discussed in our prior filings and in Note 1 to our unaudited consolidated financial statements in this Form 10-Q, net income for the six months ended June 30, 2011 increased $2.7 million resulting from the correction of a prior period error.
Operating income (a non-GAAP financial measure) decreased 6% to $27.4 million in the second quarter of 2012 and decreased 4% to $57.1 million for the six months ended June 30, 2012 compared to $29.0 million and $59.6 million for the same periods in 2011.
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
The adjustments made to net income to arrive at operating income for the three and six months ended June 30, 2012 and 2011 are set forth in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Reconciliation of net income to operating income:
Net income	$18,759	$18,274	$29,230	$49,617
Net realized losses and net OTTI losses on investments, net of offsets	861	1,278	4,408	3,750
Net effect of derivatives and embedded derivatives, net of offsets	7,736	9,461	23,478	6,220
Operating income	$27,356	$29,013	$57,116	$59,587
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
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 10% to $21.9 million in the second quarter of 2012 and increased 12% to $41.3 million for the six months ended June 30, 2012 compared to $19.9 million and $36.9 million for the same periods in 2011. These increases were primarily attributable to increases in the amounts of fees assessed for lifetime income benefit riders which were $9.7 million in the second quarter of 2012 and $17.4 million for the six months ended June 30, 2012 compared to $6.9 million and $10.4 million for the same periods in 2011. The increases in these fees for the three and six months ended June 30, 2012 are attributable to a larger volume of business in force subject to the fee. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders. Surrender charges decreased by $0.8 million for the second quarter of 2012 and $2.6 million for the six months ended June 30, 2012. These decreases were primarily attributable to reductions in withdrawals subject to a surrender charge. Withdrawals from annuity and single premium universal life policies subject to surrender charges were $88.0 million in the second quarter of 2012 and $177.8 million for the six months ended June 30, 2012 compared to $97.7 million and $202.7 million for the same periods in 2011. The average surrender charge collected on withdrawals subject to a surrender charge was 13.7% in the second quarter of 2012 and 13.3% for the six months ended June 30, 2012 compared to 13.2% and 13.0% for the same periods in 2011.
Net investment income increased 8% to $320.3 million in the second quarter of 2012 and 10% to $647.2 million compared to $296.9 million and $589.0 million for the same periods in 2011. These increases were principally attributable to the growth in our annuity business and a corresponding increase in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 17% to $24.0 billion for the the second quarter of 2012 and 18% to $23.7 billion for the six months ended June 30, 2012 compared to $20.5 billion and $20.0 billion for the same periods in 2011. The average yield earned on average invested assets was 5.34% for the second quarter of 2012 and 5.47% for the six months ended June 30, 2012 compared to 5.78% and 5.87% for the same periods in 2011.
The decrease in yield earned on average invested assets was primarily attributable to lower yields on investments purchased in 2011 and the six months ended June 30, 2012. In addition, net investment income and average yield for the periods ended June 30, 2012 and 2011 were negatively impacted by a lag in reinvestment of proceeds from bonds called for redemption during the periods into new assets causing excess liquidity. Based on yields received for purchases of fixed maturity securities during the three and six months ended June 30, 2012 and 2011, we estimate that approximately $16.2 million and $24.4 million in net investment income was foregone during the three and six months ended June 30, 2012 compared to $5.3 million and $7.8 million for the same periods in 2011. Additionally, net investment income and average yield for the three and six months ended June 30, 2012 was positively impacted by prepayment and fee income received resulting in additional net investment income of $1.8 million and $5.6 million, respectively. There was no prepayment and fee income impact for the three and six months ended June 30, 2011. Average yield on invested assets would have been 5.58% and 5.63% for the three and six months ended June 30, 2012 compared to 5.89% and 5.95% for the same periods in 2011 taking into account these factors.
The high level of excess cash may persist for several more quarters as we hold $1.8 billion of U.S. Government agency securities at interest rates of 4.00% or higher that are likely to be called in the second half of 2012 and another $728 million of such securities that are callable in the first six months of 2013.
Change in fair value of derivatives (principally call options purchased to fund annual index credits on fixed index annuities) is affected by the performance of the indices upon which our options are based and the aggregate cost of options purchased. The components of change in fair value of derivatives are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$(49,147)	$74,343	$(75,300)	$106,461
Change in unrealized gain/loss	(73,094)	(87,581)	194,579	23,753
2015 notes hedges	(24,163)	(8,723)	(7,412)	(3,454)
Interest rate swaps	(4,038)	(68)	(3,148)	(136)
Interest rate caps	(405)	—	(405)	—
	$(150,847)	$(22,029)	$108,314	$126,624

The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
S&P 500 Index
Point-to-point strategy	0.0% - 6.8%	2.1% - 12.8%	0.0% - 7.0%	2.1% - 12.8%
Monthly average strategy	0.0% - 18.1%	0.0% - 25.0%	0.0% - 18.1%	0.0% - 25.0%
Monthly point-to-point strategy	0.0% - 0.2%	0.0% - 13.5%	0.0% - 3.3%	0.0% - 13.5%
Fixed income (bond index) strategies	4.0% - 10.0%	1.5% - 9.3%	4.0% - 10.0%	1.5% - 9.7%
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
Net realized losses on investments, excluding OTTI losses include gains and losses on the sale of securities and impairment losses on mortgage loans on real estate which fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investments, as well as gains (losses) recognized on real estate owned due to any sales and impairments on long-lived assets. The components of net realized losses on investments for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$4,030	$2,901	$5,048	$4,542
Gross realized losses	(59)	(1,423)	(355)	(1,423)
	3,971	1,478	4,693	3,119
Equity securities:
Gross realized gains	—	966	562	966
Other investments:
Gain (loss) on sale of real estate	1,450	(12)	2,895	(12)
Impairment losses on real estate	(1,669)	—	(2,643)	—
	(219)	(12)	252	(12)
Mortgage loans on real estate:
Increase in allowance for credit losses	(4,363)	(3,286)	(12,194)	(6,120)
	$(611)	$(854)	$(6,687)	$(2,047)
Gross realized gains were realized in 2012 and 2011 due to tax planning strategies to generate taxable capital gains that will permit deductions of capital losses for income tax purposes. See Financial Conditions - Investments for additional discussion of allowance for credit losses on mortgage loans on real estate.
Net OTTI losses recognized in operations decreased to $1.0 million in the second quarter of 2012 and $3.9 million for the six months ended June 30, 2012 compared to $2.2 million and $8.8 million for the same periods in 2011. The impairments recognized during the three and six months ended June 30, 2012 and 2011, were all on residential mortgage backed securities and were principally due to a change of assumptions regarding loss severity of a number of securities we hold which affected our ongoing analysis of expected cash flow projections. See Financial Condition - Investments for additional discussion of write downs of securities for other than temporary impairments.

Interest sensitive and index product benefits decreased 40% to $142.7 million in the second quarter of 2012 and 29% to $281.9 million for the six months ended June 30, 2012 compared to $238.4 million and $398.1 million for the same periods in 2011. The components of interest credited to account balances are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Index credits on index policies	$50,682	$157,194	$101,340	$244,588
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	81,949	74,547	162,461	143,329
Living income benefit rider	10,102	6,679	18,055	10,168
	$142,733	$238,420	$281,856	$398,085
The decreases in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $50.0 million and $100.9 million for the three and six months ended June 30, 2012, compared to $160.5 and $248.6 million for the same periods in 2011. The increases in interest credited were due to an increase in the average amount of annuity liabilities outstanding receiving a fixed rate of interest.
Amortization of deferred sales inducements increased 28% to $25.9 million in the second quarter of 2012 and decreased 16% to $42.7 million for the six months ended June 30, 2012 compared to $20.3 million and $51.0 million for the same periods in 2011. In general, amortization of deferred sales inducements has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 96% of our net annuity deposits during the three and six months ended June 30, 2012 compared to 95% during the same periods in 2011. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized losses on investments and net OTTI losses recognized in operations. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options) because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceeds ten years. Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$33,141	$30,866	$66,609	$61,138
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(7,217)	(10,211)	(22,637)	(8,155)
Net realized losses on investments and net OTTI losses recognized in operations	16	(390)	(1,322)	(2,026)
Amortization of deferred sales inducements after gross profit adjustments	$25,940	$20,265	$42,650	$50,957
See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2011.
Change in fair value of embedded derivatives was a decrease of $81.0 million in the second quarter of 2012 and an increase of $278.1 million for the six months ended June 30, 2012 compared to a decrease of $61.0 million and an increase $67.3 million for the same periods in 2011. The change during the three months ended June 30, 2012 and 2011 include decreases of $24.2 million and $8.7 million, respectively, in the fair value of the 2015 notes embedded conversion derivative. As discussed previously, these amounts were offset by decreases in the change in fair value of the 2015 notes hedges. The remainder of the 2012 and 2011 increases relate to fixed index annuity embedded derivatives and resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund these index credits discussed above in change in fair value of derivatives; (ii) changes in discount rates used in estimating our liability for policy growth; and (iii) the growth in the host component of the policy liability. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2011. The primary reasons for the increases in the change in fair value of the embedded derivatives during the first quarter of 2012 and 2011 were increases in the expected index credits that resulted from increases in the fair value of the call options acquired to fund these index credits and decreases in the discount rates used in estimating our liability for policy growth.
Interest expense on notes payable decreased 10% to $7.1 million in the second quarter of 2012 and 11% to $14.1 million for the six months ended June 30, 2012 compared to $7.8 million and $15.7 million for the same periods in 2011. These decreases were primarily due to the extinguishment of $46.3 million principal amount of the 2024 notes at par as holders required us to repurchase the notes at the initial put date of December 15, 2011.

Interest expense on subordinated debentures increased 2% to $3.6 million in the second quarter of 2012 and 3% to $7.1 million for the six months ended June 30, 2012 compared to $3.5 million and $6.9 million for the same periods in 2011. These increases were primarily due to the increases in the weighted average interest rate on the outstanding subordinated debentures which were 5.22% and 5.23% for the three and six months ended June 30, 2012, respectively, compared to 5.09% and 5.08% for the same periods in 2011. The weighted average interest rate has increased because $169.6 million principal amount of the subordinated debentures has floating rates of interest based upon the three month London Interbank Offered Rate plus an applicable margin. See Financial Condition - Liabilities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2011.
Amortization of deferred policy acquisition costs increased 15% to $44.8 million in the second quarter of 2012 and decreased 16% to $79.1 million for the six months ended June 30, 2012 compared to $38.9 million and $94.1 million for the same periods in 2011. In general, amortization of deferred policy acquisition costs has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations. As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. Amortization of deferred policy acquisition costs is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$54,457	$53,815	$110,096	$107,574
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(9,342)	(14,245)	(28,585)	(10,492)
Net realized losses on investments and net OTTI losses recognized in operations	(267)	(708)	(2,379)	(2,997)
Amortization of deferred policy acquisition costs after gross profit adjustments	$44,848	$38,862	$79,132	$94,085
See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2011.
Other operating costs and expenses increased 14% to $18.9 million in the second quarter of 2012 and 19% to $40.6 million for the six months ended June 30, 2012 compared to $16.6 million and $34.1 million for the same periods in 2011. Other operating costs and expenses are primarily affected by increases in salaries and benefits, marketing expenses and general operating expenses due to the growth of our business as well as fluctuations in legal expense for the cost of defense of on-going litigation. Other operating expenses increased $2.0 million during the the second quarter of 2012 and $5.0 million for the six months ended June 30, 2012 due to a change in accounting which we adopted prospectively effective January 1, 2012 for the types of costs that may be capitalized as acquisition costs of new and renewal insurance contracts (see note 1 to our unaudited consolidated financial statements).
Income tax expense increased 3% to $9.9 million in the second quarter of 2012 and decreased 41% to $15.6 million for the six months ended June 30, 2012 compared to $9.6 million and $26.6 million for the same periods in 2011. These changes in income tax expense were primarily due to a changes in income before income taxes. Income tax expense and the resulting effective tax rate are based upon two components of income before income taxes ("pretax income") that are taxed at different tax rates. Life insurance income is generally taxed at an effective rate of approximately 35.6% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income (loss) for the parent company and other non-life insurance subsidiaries is generally taxed at an effective tax rate of 41.5% reflecting the combined federal / state income tax rates. The effective tax rates resulting from the combination of the income tax provisions for the life / non-life sources of income (loss) vary from period to period based primarily on the relative size of pretax income (loss) from the two sources. The effective tax rate for these periods ranged from 34.5% to 34.9%.
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

The composition of our investment portfolio is summarized in the table below:

	June 30, 2012		December 31, 2011
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$5,214	—%	$4,678	—%
United States Government sponsored agencies	2,628,531	10.3%	4,368,053	17.9%
United States municipalities, states and territories	3,495,557	13.8%	3,333,383	13.7%
Foreign government obligations	46,186	0.2%	43,228	0.2%
Corporate securities	12,494,144	49.1%	10,192,293	41.8%
Residential mortgage backed securities	2,524,030	9.9%	2,703,290	11.1%
Other asset backed securities	761,593	3.0%	463,390	1.9%
Total fixed maturity securities	21,955,255	86.3%	21,108,315	86.6%
Equity securities	61,441	0.2%	62,845	0.2%
Mortgage loans on real estate	2,732,093	10.8%	2,823,047	11.6%
Derivative instruments	476,699	1.9%	273,314	1.1%
Other investments	201,757	0.8%	115,930	0.5%
	$25,427,245	100.0%	$24,383,451	100.0%
During the six months ended June 30, 2012 and 2011, we received $2.8 billion and $2.9 billion, respectively, in redemption proceeds related to calls of our callable United States Government sponsored agency securities and public and private corporate bonds, of which $1.7 billion were classified as held for investment during the six months ended June 30, 2012. There were no calls of held for investment securities during the six months ended June 30, 2011. We reinvested the proceeds from these redemptions primarily in United States Government sponsored agencies, corporate securities and other asset backed securities. At June 30, 2012, 33% of our fixed income securities have call features and 1% ($0.1 billion) were subject to call redemption. Another 14% ($2.6 billion) will become subject to call redemption during the next twelve months (principally the last two quarters of 2012).
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
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	June 30, 2012		December 31, 2011
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$14,049,730	64.0%	$14,777,524	70.0%
Baa	6,479,458	29.5%	4,945,809	23.4%
Total investment grade	20,529,188	93.5%	19,723,333	93.4%
Ba	263,616	1.2%	257,585	1.2%
B	226,137	1.0%	169,112	0.8%
Caa and lower	829,464	3.8%	858,694	4.1%
In or near default	106,850	0.5%	99,591	0.5%
Total below investment grade	1,426,067	6.5%	1,384,982	6.6%
	$21,955,255	100.0%	$21,108,315	100.0%
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
The table below presents our fixed maturity securities by NAIC designation:

	June 30, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$13,388,910	$14,799,840	$14,797,333	67.4%	$14,359,272	$15,486,571	$15,469,765	73.3%
2	6,282,280	6,758,202	6,758,202	30.9%	4,894,739	5,272,759	5,272,759	25.0%
3	371,555	345,380	359,550	1.6%	335,642	315,406	331,996	1.6%
4	31,828	30,224	30,224	0.1%	26,674	23,989	23,989	0.1%
5	5,528	5,783	5,783	—%	4,932	5,756	5,756	—%
6	2,950	4,163	4,163	—%	3,226	4,050	4,050	—%
	$20,083,051	$21,943,592	$21,955,255	100.0%	$19,624,485	$21,108,531	$21,108,315	100.0%
A summary of our RMBS by collateral type and split by NAIC designation, as well as a separate summary of securities for which we have recognized OTTI and those which we have not recognized any OTTI is as follows as of June 30, 2012:

Collateral Type	Principal Amount	Amortized Cost	Fair Value
	(Dollars in thousands)
OTTI has not been recognized
Government agency	$491,262	$439,046	$544,008
Prime	1,033,851	985,064	1,034,048
Alt-A	43,998	44,614	45,732
	$1,569,111	$1,468,724	$1,623,788
OTTI has been recognized
Prime	$654,317	$578,529	$559,482
Alt-A	448,967	360,365	340,760
	$1,103,284	$938,894	$900,242
Total by collateral type
Government agency	$491,262	$439,046	$544,008
Prime	1,688,168	1,563,593	1,593,530
Alt-A	492,965	404,979	386,492
	$2,672,395	$2,407,618	$2,524,030
Total by NAIC designation
1	$2,272,920	$2,055,472	$2,193,086
2	329,707	290,504	273,991
3	65,544	58,905	54,948
6	4,224	2,737	2,005
	$2,672,395	$2,407,618	$2,524,030

The amortized cost and fair value of fixed maturity securities at June 30, 2012, by contractual maturity, are presented in Note 3 to our consolidated financial statements in this form 10-Q, which is incorporated by reference in this Item 2.
Unrealized Losses
The amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
		(Dollars in thousands)
June 30, 2012
Fixed maturity securities, available for sale:
United States Government sponsored agencies	3	$228,502	$(673)	$227,829
United States municipalities, states and territories	2	4,007	(34)	3,973
Corporate securities:
Finance, insurance and real estate	32	345,299	(23,522)	321,777
Manufacturing, construction and mining	30	187,630	(6,248)	181,382
Utilities and related sectors	32	198,162	(16,598)	181,564
Wholesale/retail trade	4	25,452	(1,526)	23,926
Services, media and other	9	87,687	(2,436)	85,251
Residential mortgage backed securities	82	832,811	(54,205)	778,606
Other asset backed securities	22	185,597	(4,182)	181,415
	216	$2,095,147	$(109,424)	$1,985,723
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,009	$(14,170)	$61,839

Equity securities, available for sale:
Finance, insurance and real estate	3	$18,125	$(1,303)	$16,822

December 31, 2011
Fixed maturity securities, available for sale:
United States municipalities, states and territories	1	$3,545	$(10)	$3,535
Corporate securities:
Finance, insurance and real estate	52	562,449	(52,186)	510,263
Manufacturing, construction and mining	32	240,637	(9,000)	231,637
Utilities and related sectors	28	226,551	(14,522)	212,029
Wholesale/retail trade	4	26,180	(1,382)	24,798
Services, media and other	9	47,937	(3,144)	44,793
Residential mortgage backed securities	95	1,077,045	(72,081)	1,004,964
Other asset backed securities	17	136,703	(5,611)	131,092
	238	$2,321,047	$(157,936)	$2,163,111
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$75,932	$(16,590)	$59,342

Equity securities, available for sale
Finance, insurance and real estate	7	$28,123	$(4,345)	$23,778
Unrealized losses decreased $54.0 million from $178.9 million at December 31, 2011 to $124.9 million at June 30, 2012. Unrealized losses decreased due to a narrowing of credit spreads in certain sectors of the corporate bond market during the six months ended June 30, 2012.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
June 30, 2012
1	$1,052,055	51.0%	$(46,681)	37.8%
2	745,957	36.2%	(44,487)	36.0%
3	237,645	11.5%	(29,644)	24.0%
4	20,064	1.0%	(1,604)	1.3%
5	4,006	0.2%	(445)	0.3%
6	2,005	0.1%	(733)	0.6%
	$2,061,732	100.0%	$(123,594)	100.0%
December 31, 2011
1	$1,229,962	54.9%	$(88,632)	50.8%
2	825,771	36.9%	(56,551)	32.4%
3	165,902	7.4%	(25,402)	14.6%
4	15,310	0.7%	(3,026)	1.7%
5	—	—%	—	—%
6	2,098	0.1%	(915)	0.5%
	$2,239,043	100.0%	$(174,526)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 220 and 246 securities, respectively) have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011, along with a description of the factors causing the unrealized losses is presented in Note 3 to our consolidated financial statements in this Form 10-Q, which is incorporate by reference in the Item 2.

At June 30, 2012 and December 31, 2011, the amortized cost and fair value of fixed maturity securities and equity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
June 30, 2012
Fixed maturity securities:
Investment grade:
Less than six months	89	$849,623	$840,124	$(9,499)
Six months or more and less than twelve months	20	145,550	132,176	(13,374)
Twelve months or greater	24	228,715	206,334	(22,381)
Total investment grade	133	1,223,888	1,178,634	(45,254)
Below investment grade:
Less than six months	13	225,391	214,279	(11,112)
Six months or more and less than twelve months	14	199,959	186,046	(13,913)
Twelve months or greater	57	521,918	468,603	(53,315)
Total below investment grade	84	947,268	868,928	(78,340)
Equity securities:
Less then six months	—	—	—	—
Six months or more and less than twelve months	1	10,125	8,922	(1,203)
Twelve months or greater	2	8,000	7,900	(100)
Total equity securities	3	18,125	16,822	(1,303)
	220	$2,189,281	$2,064,384	$(124,897)
December 31, 2011
Fixed maturity securities:
Investment grade:
Less than six months	105	$888,771	$845,654	$(43,117)
Six months or more and less than twelve months	16	133,766	121,320	(12,446)
Twelve months or greater	32	333,116	304,408	(28,708)
Total investment grade	153	1,355,653	1,271,382	(84,271)
Below investment grade:
Less than six months	15	193,472	180,373	(13,099)
Six months or more and less than twelve months	8	56,065	50,215	(5,850)
Twelve months or greater	63	791,789	720,483	(71,306)
Total below investment grade	86	1,041,326	951,071	(90,255)
Equity securities:
Less then six months	4	17,123	15,004	(2,119)
Six months or more and less than twelve months	2	6,000	5,024	(976)
Twelve months or greater	1	5,000	3,750	(1,250)
Total equity securities	7	28,123	23,778	(4,345)
	246	$2,425,102	$2,246,231	$(178,871)

At June 30, 2012 and December 31, 2011, the amortized cost and estimated fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in an unrealized loss position greater than 20% were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
June 30, 2012
Investment grade:
Less than six months	5	$41,842	$33,186	$(8,656)
Six months or more and less than twelve months	2	40,000	28,825	(11,175)
Twelve months or greater	—	—	—	—
Total investment grade	7	81,842	62,011	(19,831)
Below investment grade:
Less than six months	4	60,106	45,350	(14,756)
Six months or more and less than twelve months	2	13,103	10,039	(3,064)
Twelve months or greater	3	9,912	7,061	(2,851)
Total below investment grade	9	83,121	62,450	(20,671)
	16	$164,963	$124,461	$(40,502)

December 31, 2011
Investment grade:
Less than six months	9	$83,332	$56,501	$(26,831)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	9	83,332	56,501	(26,831)
Below investment grade:
Less than six months	4	38,506	29,076	(9,430)
Six months or more and less than twelve months	1	7,464	5,250	(2,214)
Twelve months or greater	3	78,945	61,440	(17,505)
Total below investment grade	8	124,915	95,766	(29,149)
	17	$208,247	$152,267	$(55,980)

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
June 30, 2012
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	22,035	19,147	—	—
Due after five years through ten years	263,243	253,792	—	—
Due after ten years through twenty years	466,857	446,057	—	—
Due after twenty years	324,603	306,706	76,009	61,839
	1,076,738	1,025,702	76,009	61,839
Residential mortgage backed securities	832,811	778,606	—	—
Other asset backed securities	185,598	181,415	—	—
	$2,095,147	$1,985,723	$76,009	$61,839

December 31, 2011
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	18,066	16,725	—	—
Due after five years through ten years	374,616	356,620	—	—
Due after ten years through twenty years	359,672	319,977	—	—
Due after twenty years	354,945	333,733	75,932	59,342
	1,107,299	1,027,055	75,932	59,342
Residential mortgage backed securities	1,077,045	1,004,964	—	—
Other asset backed securities	136,703	131,092	—	—
	$2,321,047	$2,163,111	$75,932	$59,342
International Exposure
We hold fixed maturity securities with international exposure. As of June 30, 2012, 13% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. All of these securities are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2), except for four securities with a total fair value of $35.8 million which are all NAIC 3. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	June 30, 2012
	Amortized Cost	Carrying Amount/Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$224,403	$212,944	1.0%
Asia/Pacific	102,911	113,651	0.5%
Non-GIIPS Europe	1,146,266	1,221,904	5.6%
Latin America	152,080	163,030	0.7%
Non-U.S. North America	589,974	649,858	3.0%
Australia & New Zealand	306,008	326,962	1.5%
Other	215,392	243,925	1.1%
	$2,737,034	$2,932,274	13.4%
(1) Greece, Ireland, Italy, Portugal and Spain continue to cause credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. All of our exposure in GIIPS are corporate securities with issuers domiciled in these countries. None of our foreign government obligations were held in any of these countries.

Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our RMBS as we monitor all of our RMBS on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At June 30, 2012, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Investment grade
Corporate fixed maturity securities:
Finance	4	$64,500	$(16,708)	$47,792	7 - 19	1 - 10
Industrial	3	18,271	(2,962)	15,309	11 - 22	0
	7	$82,771	$(19,670)	$63,101
Below investment grade
Corporate fixed maturity securities:
Finance	1	$4,451	$(445)	$4,006	3	—
Industrial	1	20,616	(4,985)	15,631	13	3
	2	25,067	(5,430)	19,637
	9	$107,838	(25,100)	$82,738
All of the investment grade securities on the watch list, as well as the industrial that is below investment grade, have Eurozone exposure that has contributed to their depressed fair values. Our analysis of all of the securities on the watch list that we have determined are temporarily impaired and their credit performance at June 30, 2012 is as follows:
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
Industrial:  The decline in value of these securities relates to ongoing operational issues. These issues have caused the price for these securities to decline; however, the companies have strong liquidity and ample time to strengthen their credit profile. We have determined that these securities were not other than temporarily impaired due to the issuers' very strong market position, restructuring actions that are expected to favorable impact future profitability and a history of strong reliable operating performance, improving economic conditions and rising security prices.
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
Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location, and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts net of valuation allowances. At June 30, 2012 and December 31, 2011 the largest principal amount outstanding for any single mortgage loan was $10.4 million and $10.2 million, respectively, and the average loan size was $2.4 million as of both reporting dates. We have the contractual ability to pursue full personal recourse on 13.2% of the loans and partial personal recourse on 32.1% of the loans, and master leases provide us recourse against the principals of the borrowing entity on 4.6% of the loans. In addition, the average loan to value ratio for the overall portfolio was 54.0% and 54.5% at June 30, 2012 and December 31, 2011, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a current appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 - Mortgage Loans on Real Estate in our Consolidated Financial Statements.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At June 30, 2012, we had commitments to fund commercial mortgage loans totaling $54.7 million, with fixed interest rates ranging from 4.70% to 5.10%. In 2012, the commercial mortgage loan industry has become very competitive. For the six months ended June 30, 2012, we received $165.4 million in cash for loans being paid in full compared to $39.5 million for the six months ended June 30, 2011. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, many borrowers are paying the prepayment fee and refinancing at a lower rate. The competition in commercial mortgage lending has resulted in a number of borrowers refinancing with other lenders.
See Note 4 to our unaudited consolidated financial statements for a presentation of our specific and general loan loss allowances, foreclosure activity and troubled debt restructure analysis.
We recorded impairment losses of $3.5 million on five mortgage loans with outstanding principal due totaling $13.6 million and impairment losses of $10.3 million on sixteen mortgage loans with outstanding principal due totaling $45.6 million, during the three and six months ended June 30, 2012, respectively. We recorded impairment losses of $2.2 million on ten mortgage loans with outstanding principal due totaling $26.7 million and impairment losses of $4.9 million on thirteen mortgage loans with outstanding principal due totaling $32.2 million during the same periods in 2011.
At June 30, 2012, we have nine mortgages that are in the process of being satisfied by our taking ownership of the real estate serving as collateral. These loans have an outstanding principal balance of $28.3 million and we have recorded specific loan loss allowances totaling $7.2 million, of which $1.5 million and $3.2 million of losses were recognized during the three and six months ended June 30, 2012, respectively. We also have twenty-six commercial mortgage loans at June 30, 2012 with an outstanding principal balance of $71.0 million that have been given "workout" terms which generally allow for interest only payments or the capitalization of interest for a specified period of time and we have recorded specific loan loss allowances on seven of these loans (principal balance of $15.7 million) of $6.9 million. At June 30, 2012, we had two commercial mortgage loans with an outstanding principal balance of $7.2 million that were delinquent (60 days or more past due at the reporting date) and we recorded a specific loan loss allowances on these loans of $4.7 million during the six months ended June 30, 2012. The total outstanding principal balance of these 37 loans is $106.5 million, which represents less than 4% of our total mortgage loan portfolio.
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

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Mortgage loans with allowances	$59,815	$67,698
Mortgage loans with no allowance for losses	59,541	63,023
Allowance for probable loan losses	(25,445)	(23,664)
Net carrying value	$93,911	$107,057
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

Liquidity and Capital Resources
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $1.0 billion in the six months ended June 30, 2012 compared to $1.5 billion for the six months ended June 30, 2011, with the decrease primarily attributable to a $549.1 million decrease in net annuity deposits after coinsurance. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans. As reported above under Financial Condition - Investments, during the the three and six months ended June 30, 2012 and 2011, we experienced a significant amount of calls of United States Government sponsored agency securities. As a result we have had elevated levels of cash and cash equivalents during the first six months of 2012 and 2011. We have been reinvesting the proceeds from the called securities in United States Government sponsored agencies securities, investment grade corporate fixed maturity securities and other asset backed securities with yields that meet our investment spread objectives. At June 30, 2012, 33% of our fixed income securities have call features and 1% ($0.1 billion) were subject to call redemption. Another 14% ($2.6 billion) will become subject to call redemption during the next twelve months (principally the last two quarters of 2012 and the second quarter of 2013).
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
The statutory capital and surplus of our life insurance subsidiaries at June 30, 2012 was $1.6 billion. American Equity Investment Life Insurance Company (American Equity Life) made surplus note interest payments to us of $2.0 million during the six months ended June 30, 2012. For the remainder of 2012, up to $195.5 million can be distributed by American Equity Life as dividends under applicable laws and regulations without prior regulatory approval. Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had $700.0 million of statutory earned surplus at June 30, 2012. The transfer of funds by American Equity Life is also restricted by a covenant in our revolving line of credit which requires American Equity Life to maintain a minimum risk-based capital ratio of 275%.
Cash and cash equivalents of the parent holding company at June 30, 2012, was $12.8 million, which includes $0.3 million held from the counterparty for derivative collateral related to the our interest rate swaps and caps. $1.3 million of the cash and cash equivalents of the parent holding company will be utilized to settle the remaining trust preferred securities that were not converted (see note 7 to our consolidated financial statements). In addition, we have a $160 million line of credit, with no borrowings outstanding, available through January 2014 for general corporate purposes of the parent company and its subsidiaries.
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
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at June 30, 2012, of which $85.5 million has been swapped to a fixed rate and $79.0 million has been capped for a term of seven years beginning March or July 2014 (See Note 5 to our unaudited consolidated financial statements). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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
If interest rates were to increase 10% (28 basis points) from levels at June 30, 2012, we estimate that the fair value of our fixed maturity securities would decrease by approximately $553.5 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $170.4 million in the accumulated other comprehensive income and a decrease in stockholders' equity. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2011.
At June 30, 2012, 33% of our fixed income securities have call features and 1% ($0.1 billion) were subject to call redemption. Another 14% ($2.6 billion) will become subject to call redemption during the next twelve months (principally the last two quarters of 2012 and the second quarter of 2013). During the six months ended June 30, 2012 and 2011, we received $2.8 billion and $2.9 billion, respectively, in redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At June 30, 2012, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.
We purchase call options on the applicable indices to fund the annual index credits on our fixed index annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for fixed index products. For the six months ended June 30, 2012 and 2011, the annual index credits to policyholders on their anniversaries were $101.3 million and $244.6 million, respectively. Proceeds received at expiration of these options related to such credits were $100.9 million and $248.6 million for the six months ended June 30, 2012 and 2011, respectively.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2012 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 8 - Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosures that supplements the disclosure in Note 13 - Commitments and Contingencies to the Consolidated Financial Statements of our 2011 Annual Report on Form 10-K.
Item 1A. Risk Factors

Our 2011 Annual Report on Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the six months ended June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuer purchases of equity securities for the quarter ended June 30, 2012.

We have a Rabbi Trust, the NMO Deferred Compensation Trust, which purchases our common shares to fund the amount of shares earned by our agents under the NMO Deferred Compensation Plan. At June 30, 2012, all shares earned and vested by agents have been purchased and contributed to the Rabbi Trust.

In addition, we have a share repurchase program under which we are authorized to purchase up to 10,000,000 shares of our common stock. As of June 30, 2012, no shares of our common stock had been repurchased under this program.

Item 6. Exhibits

Number	Name	Method of Filing

10.38	Change of Control Agreement between American Equity Investment Life Holding Company and Ted Johnson	Filed herewith

10.39	Change of Control Agreement between American Equity Investment Life Holding Company and Ronald J. Grensteiner	Filed herewith

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

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

Date: August 6, 2012	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

	By:	/s/ John M. Matovina
John M. Matovina, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Scott A. Samuelson
Scott A. Samuelson, Vice President - Controller
(Principal Accounting Officer)