Form 10-Q
period 2012-09-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2012-11-09
CIK 1039828

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
Shares of common stock outstanding at October 31, 2012: 62,805,580

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2012 - $20,136,014; 2011 - $16,980,279)	$22,410,492	$18,464,109
Held for investment, at amortized cost (fair value: 2012 - $63,759; 2011 - $2,644,422)	76,048	2,644,206
Equity securities, available for sale, at fair value (cost: 2012 - $50,597; 2011 - $58,438)	61,604	62,845
Mortgage loans on real estate	2,724,321	2,823,047
Derivative instruments	577,784	273,314
Other investments	196,779	115,930
Total investments	26,047,028	24,383,451

Cash and cash equivalents	2,397,434	404,952
Coinsurance deposits	2,913,273	2,818,642
Accrued investment income	276,875	228,937
Deferred policy acquisition costs	1,639,791	1,683,857
Deferred sales inducements	1,234,471	1,242,787
Deferred income taxes	—	21,981
Income taxes recoverable	—	8,441
Other assets	88,901	81,671
Total assets	$34,597,773	$30,874,719

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$30,980,046	$28,118,716
Other policy funds and contract claims	457,162	400,594
Notes payable	306,696	297,608
Subordinated debentures	245,825	268,593
Deferred income taxes	73,835	—
Income taxes payable	1,415	—
Other liabilities	817,841	380,529
Total liabilities	32,882,820	29,466,040

Stockholders' equity:
Preferred stock, par value $1 per share, 2,000,000 shares authorized, 2012 and 2011 no shares issued and outstanding	—	—
Common stock, par value $1 per share, 200,000,000 shares authorized; issued and outstanding: 2012 - 61,548,127 shares (excluding 5,089,549 treasury shares); 2011 - 57,836,540 shares (excluding 5,616,595 treasury shares)	61,548	57,837
Additional paid-in capital	493,797	468,281
Unallocated common stock held by ESOP; 2012 - 294,770 shares; 2011 - 336,093 shares	(2,931)	(3,620)
Accumulated other comprehensive income	712,186	457,229
Retained earnings	450,353	428,952
Total stockholders' equity	1,714,953	1,408,679
Total liabilities and stockholders' equity	$34,597,773	$30,874,719
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Traditional life insurance premiums	$3,300	$3,126	$9,770	$9,331
Annuity product charges	23,875	20,405	65,176	57,259
Net investment income	318,594	305,502	965,763	894,508
Change in fair value of derivatives	161,090	(333,621)	269,404	(206,997)
Net realized losses on investments, excluding other than temporary impairment ("OTTI") losses	(1,238)	(17,292)	(7,925)	(19,339)
OTTI losses on investments:
Total OTTI losses	—	(5,133)	(2,156)	(10,346)
Portion of OTTI losses recognized from other comprehensive income	(1,686)	(3,758)	(3,389)	(7,345)
Net OTTI losses recognized in operations	(1,686)	(8,891)	(5,545)	(17,691)
Total revenues	503,935	(30,771)	1,296,643	717,071

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	1,865	1,888	6,232	6,282
Interest sensitive and index product benefits	246,105	223,232	527,961	621,317
Amortization of deferred sales inducements	7,709	(28,065)	50,359	22,892
Change in fair value of embedded derivatives	188,201	(205,565)	466,278	(138,225)
Interest expense on notes payable	7,141	7,984	21,208	23,723
Interest expense on subordinated debentures	3,235	3,488	10,384	10,435
Interest expense on amounts due under repurchase agreements	—	—	—	5
Amortization of deferred policy acquisition costs	25,954	(28,930)	105,086	65,155
Other operating costs and expenses	36,170	15,903	76,785	50,011
Total benefits and expenses	516,380	(10,065)	1,264,293	661,595
Income (loss) before income taxes	(12,445)	(20,706)	32,350	55,476
Income tax expense (benefit)	(4,616)	(7,638)	10,949	18,927
Net income (loss)	$(7,829)	$(13,068)	$21,401	$36,549

Earnings (loss) per common share	$(0.13)	$(0.22)	$0.35	$0.62
Earnings (loss) per common share - assuming dilution	$(0.13)	$(0.22)	$0.34	$0.59
Weighted average common shares outstanding (in thousands):
Earnings (loss) per common share	62,504	59,596	60,723	59,429
Earnings (loss) per common share - assuming dilution	65,262	62,698	65,232	62,783
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$(7,829)	$(13,068)	21,401	36,549
Other comprehensive income:
Change in net unrealized investment gains/losses (1)	202,184	507,702	390,575	570,298
Noncredit component of OTTI losses (1)	1,377	1,880	1,667	3,379
Other comprehensive income before income tax	203,561	509,582	392,242	573,677
Income tax effect related to other comprehensive income	(71,247)	(178,354)	(137,285)	(200,787)
Other comprehensive income	132,314	331,228	254,957	372,890
Comprehensive income	$124,485	$318,160	$276,358	$409,439
(1) Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2011	$57,837	$468,281	$(3,620)	$457,229	$428,952	$1,408,679
Net income for period	—	—	—	—	21,401	21,401
Other comprehensive income	—	—	—	254,957	—	254,957
Conversion of $20,770 of subordinated debentures	2,564	17,027	—	—	—	19,591
Allocation of 63,946 shares of common stock by ESOP, including excess income tax benefits	—	32	689	—	—	721
Share-based compensation, including excess income tax benefits	—	5,495	—	—	—	5,495
Issuance of 1,147,440 shares of common stock under compensation plans, including excess income tax benefits	1,147	2,962	—	—	—	4,109
Balance at September 30, 2012	$61,548	$493,797	$(2,931)	$712,186	$450,353	$1,714,953

Balance at December 31, 2010	$56,968	$454,454	$(4,815)	$81,820	$349,620	$938,047
Net income for period	—	—	—	—	36,549	36,549
Other comprehensive income	—	—	—	372,890	—	372,890
Acquisition of 1,250 shares of common stock	(1)	(12)	—	—	—	(13)
Allocation of 78,897 shares of common stock by ESOP, including excess income tax benefits	—	65	850	—	—	915
Share-based compensation, including excess income tax benefits	—	6,575	—	—	—	6,575
Issuance of 888,179 shares of common stock under compensation plans, including excess income tax benefits	888	3,686	—	—	—	4,574
Balance at September 30, 2011	$57,855	$464,768	$(3,965)	$454,710	$386,169	$1,359,537
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income	$21,401	$36,549
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	527,961	621,317
Amortization of deferred sales inducements	50,359	22,892
Annuity product charges	(65,176)	(57,259)
Change in fair value of embedded derivatives	466,278	(138,225)
Increase in traditional life and accident and health insurance reserves	27,850	70,612
Policy acquisition costs deferred	(287,285)	(342,299)
Amortization of deferred policy acquisition costs	105,086	65,155
Provision for depreciation and other amortization	13,969	14,113
Amortization of discounts and premiums on investments	(75,596)	(115,340)
Realized gains/losses on investments and net OTTI losses recognized in operations	13,470	37,030
Change in fair value of derivatives	(269,404)	205,264
Deferred income taxes	(41,469)	(78,920)
Share-based compensation	4,907	5,591
Change in accrued investment income	(47,938)	(45,147)
Change in income taxes recoverable/payable	9,856	(11,902)
Change in other assets	(5,354)	4,375
Change in other policy funds and contract claims	56,568	152,508
Change in collateral held for derivatives	324,596	(284,870)
Change in other liabilities	3,442	(61,921)
Other	(3,873)	516
Net cash provided by operating activities	829,648	100,039

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	1,942,533	3,433,977
Fixed maturity securities - held for investment	2,618,207	—
Equity securities - available for sale	7,604	2,958
Mortgage loans on real estate	341,771	133,560
Derivative instruments	276,227	432,411
Other investments	25,901	91
Acquisition of investments:
Fixed maturity securities - available for sale	(4,987,848)	(3,685,523)
Fixed maturity securities - held for investment	—	(1,940,163)
Mortgage loans on real estate	(280,749)	(413,536)
Derivative instruments	(280,407)	(295,099)
Other investments	(83,779)	(77,189)
Purchases of property, furniture and equipment	(378)	(4,643)
Net cash used in investing activities	(420,918)	(2,413,156)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$2,878,818	$3,718,010
Coinsurance deposits	(16,364)	(80,932)
Return of annuity policyholder account balances	(1,275,208)	(1,357,892)
Financing fees incurred and deferred	—	(1,566)
Repayment of subordinated debentures	(270)	—
Acquisition of common stock	—	(13)
Excess tax benefits realized from share-based compensation plans	624	1,060
Proceeds from issuance of common stock	4,055	4,461
Change in checks in excess of cash balance	(7,903)	4,537
Net cash provided by financing activities	1,583,752	2,287,665
Increase (decrease) in cash and cash equivalents	1,992,482	(25,452)
Cash and cash equivalents at beginning of period	404,952	597,766
Cash and cash equivalents at end of period	$2,397,434	$572,314

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$20,858	$22,129
Income taxes	41,938	108,800
Non-cash operating activity:
Deferral of sales inducements	220,784	281,376
Non-cash investing activity:
Real estate acquired in satisfaction of mortgage loans	14,932	17,358
Mortgage loan on real estate sold	—	1,215
Non-cash financing activities:
Conversion of subordinated debentures	20,770	—
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company (“we”, “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Adopted Accounting Pronouncements
In October 2010, as a result of a consensus of the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force (EITF), the FASB issued an accounting standards update (ASU) that modifies the definition of the types of costs incurred that can be capitalized in the acquisition of new and renewal insurance contracts. This guidance defines the costs that qualify for deferral as incremental direct costs that result directly from and are essential to successful contract transactions and would not have been incurred by the insurance entity had the contract transactions not occurred. In addition, it lists certain costs as deferrable as those that are directly related to underwriting, policy issuance and processing, medical and inspection, and sales force contract selling as deferrable, as well as the portion of an employee's total compensation related directly to time spent performing those activities for actual acquired contracts and other costs related directly to those activities that would not have been incurred if the contract had not been acquired. This amendment to current GAAP became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Other operating costs and expenses for the three and nine months ended September 30, 2012, increased $2.2 million and $7.2 million, respectively, due to the prospective adoption of this ASU effective January 1, 2012, which increased net loss $1.5 million and loss per share $0.02 for three months ended September 30, 2012 and decreased net income $4.6 million and earnings per share $0.07 for the nine months ended September 30, 2012.
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
In June 2011, the FASB issued an ASU that expands the disclosure requirements related to other comprehensive income (loss). A reporting entity is now required to present the total of comprehensive income (loss), the components of net income, and the components of other comprehensive income (loss) either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. Under both choices, the reporting entity is required to present each component of net income along with total net income, each component of other comprehensive income (loss) along with a total for other comprehensive income (loss) and a total amount for comprehensive income (loss). This ASU became effective for interim and annual periods beginning after December 15, 2011. We adopted this ASU on January 1, 2012.
New Accounting Pronouncements
There are no accounting standards updates finalized to become effective in the future that will significantly affect our consolidated financial statements.

Significant Accounting Policy - Deferred Policy Acquisition Costs
Our accounting policy for deferred policy acquisition costs which follows, has been updated from our Form 10-K for the year ended December 31, 2011 to reflect the adoption of new accounting standards.
To the extent recoverable from future policy revenues and gross profits, certain costs that are incremental or directly related to the successful production of new business are not expensed when incurred but instead are capitalized as deferred policy acquisition costs. Deferred policy acquisition costs are subject to loss recognition testing on a quarterly basis or when an event occurs that may warrant loss recognition. Deferred policy acquisition costs consist primarily of commissions and certain costs of policy issuance.
For annuity products, these capitalized costs are being amortized generally in proportion to expected gross profits from investment spreads, including the cost of hedging the fixed indexed annuity obligations, and, to a lesser extent, from product charges and mortality and expense margins. That amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of net realized gains on investments and net OTTI losses recognized in operations) to be realized from a group of products are revised. Deferred policy acquisition costs are also adjusted for the change in amortization that would have occurred if available for sale fixed maturity securities and equity securities had been sold at their aggregate fair value at the end of the reporting period and the proceeds reinvested at current yields. The impact of this adjustment is included in accumulated other comprehensive income within consolidated stockholders' equity, net of applicable taxes.

2. Fair Values of Financial Instruments
The following sets forth a comparison of the fair values and carrying amounts of our financial instruments:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$22,410,492	$22,410,492	$18,464,109	$18,464,109
Held for investment	76,048	63,759	2,644,206	2,644,422
Equity securities, available for sale	61,604	61,604	62,845	62,845
Mortgage loans on real estate	2,724,321	2,969,635	2,823,047	3,030,308
Derivative instruments	577,784	577,784	273,314	273,314
Other investments	162,215	164,902	79,109	76,648
Cash and cash equivalents	2,397,434	2,397,434	404,952	404,952
Coinsurance deposits	2,913,273	2,661,627	2,818,642	2,549,025
Interest rate caps	3,252	3,252	—	—
2015 notes hedges	40,020	40,020	45,593	45,593

Liabilities
Policy benefit reserves	30,666,825	25,459,927	27,842,770	23,407,540
Single premium immediate annuity (SPIA) benefit reserves	456,331	471,389	397,248	412,998
Notes payable	306,696	398,479	297,608	376,370
Subordinated debentures	245,825	221,626	268,593	233,809
2015 notes embedded derivatives	40,020	40,020	45,593	45,593
Interest rate swap	4,319	4,319	—	—
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

Transfers of securities among the levels occur at times and depend on the type of inputs used to determine fair value of each security, however there were no transfers between levels during the nine months ended September 30, 2012.

Our assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2012
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$5,205	$5,205	$—	$—
United States Government sponsored agencies	1,958,737	—	1,958,737	—
United States municipalities, states and territories	3,571,462	—	3,571,462	—
Foreign government obligations	98,825	—	98,825	—
Corporate securities	13,242,999	38,049	13,204,950	—
Residential mortgage backed securities	2,565,959	—	2,564,087	1,872
Commercial mortgage backed securities	78,912	—	78,912	—
Other asset backed securities	888,393	383	888,010	—
Equity securities, available for sale: finance, insurance and real estate	61,604	44,851	16,753	—
Derivative instruments	577,784	—	577,784	—
Cash and cash equivalents	2,397,434	2,397,434	—	—
Interest rate caps	3,252	—	3,252	—
2015 notes hedges	40,020	—	40,020	—
	$25,490,586	$2,485,922	$23,002,792	$1,872
Liabilities
2015 notes embedded derivatives	$40,020	$—	$40,020	$—
Interest rate swap	4,319	—	4,319	—
Fixed index annuities - embedded derivatives	3,266,782	—	—	3,266,782
	$3,311,121	$—	$44,339	$3,266,782

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis of inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of September 30, 2012 and December 31, 2011.
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
Other investments
None of the financial instruments included in other investments are measured at fair value on a recurring basis. Financial instruments included in other investments are policy loans, an equity method investment and company owned life insurance (COLI). We have not attempted to determine the fair values associated with our policy loans, as we believe any differences between carrying value and the fair values afforded these instruments are immaterial to our consolidated financial position and, accordingly, the cost to provide such disclosure does not justify the benefit to be derived. The fair value of our equity method investment qualifies as a Level 3 fair value and was determined by calculating the present value of future cash flows discounted by a risk free rate, a risk spread and a liquidity discount. The risk spread and liquidity discount are rates determined by our investment professionals and are unobservable market inputs. The fair value of our COLI approximates the cash surrender value of the policies and whose fair values fall within Level 2 of the fair value hierarchy.

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

The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Available for sale securities
Beginning balance	$2,005	$2,193	$2,098	$2,702
Principal returned	(101)	(80)	(194)	(346)
(Amortization)/accretion of premium/discount	13	29	60	37
Total gains (losses) (realized/unrealized):
Included in other comprehensive income (loss)	28	105	211	384
Included in operations	(73)	(152)	(303)	(682)
Ending balance	$1,872	$2,095	$1,872	$2,095
The Level 3 assets included in the table above are not material to our financial position, results of operations or cash flows, and it is management's opinion that the sensitivity of the inputs used in determining the fair value of these assets is not material as well.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$2,914,948	$2,368,533	$2,530,496	$1,971,383
Premiums less benefits	229,340	274,579	418,845	742,255
Change in unrealized gains, net	122,494	(244,015)	317,441	(314,541)
Ending balance	$3,266,782	$2,399,097	$3,266,782	$2,399,097
Change in unrealized gains, net for each period in our embedded derivatives are included in change in fair value of embedded derivatives in the unaudited consolidated statements of operations.
Certain derivatives embedded in our fixed index annuity contracts are our most significant financial instrument measured at fair value that are categorized as Level 3 in the fair value hierarchy. The contractual obligations for future annual index credits within our fixed index annuity contracts are treated as a "series of embedded derivatives" over the expected life of the applicable contracts. We estimate the fair value of these embedded derivatives at each valuation date by the method described above under fixed index annuities - embedded derivatives. The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as were used to project policy contract values.
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at September 30, 2012, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $232.6 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $141.6 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $260.4 million recorded through operations as an increase in the change in fair value of embedded derivatives and increase our combined balance for deferred policy acquisition costs and deferred sales inducements by $159.2 million recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

3. Investments
At September 30, 2012 and December 31, 2011, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2012
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,590	$615	$—	$5,205
United States Government sponsored agencies	1,939,562	19,661	(486)	1,958,737
United States municipalities, states and territories	3,096,008	475,456	(2)	3,571,462
Foreign government obligations	81,126	17,699	—	98,825
Corporate securities	11,652,586	1,617,343	(26,930)	13,242,999
Residential mortgage backed securities	2,433,080	173,881	(41,002)	2,565,959
Commercial mortgage backed securities	78,682	260	(30)	78,912
Other asset backed securities	850,380	39,876	(1,863)	888,393
	$20,136,014	$2,344,791	$(70,313)	$22,410,492
Held for investment:
Corporate security	$76,048	$—	$(12,289)	$63,759
Equity securities, available for sale:
Finance, insurance, and real estate	$50,597	$12,164	$(1,157)	$61,604

December 31, 2011
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,084	$594	$—	$4,678
United States Government sponsored agencies	1,780,401	19,378	—	1,799,779
United States municipalities, states and territories	2,981,699	351,694	(10)	3,333,383
Foreign government obligations	60,809	7,766	(242)	68,333
Corporate securities	9,092,737	1,078,511	(79,992)	10,091,256
Residential mortgage backed securities	2,618,040	157,331	(72,081)	2,703,290
Other asset backed securities	442,509	26,492	(5,611)	463,390
	$16,980,279	$1,641,766	$(157,936)	$18,464,109
Held for investment:
United States Government sponsored agencies	$2,568,274	$16,806	$—	$2,585,080
Corporate security	75,932	—	(16,590)	59,342
	$2,644,206	$16,806	$(16,590)	$2,644,422
Equity securities, available for sale:
Finance, insurance, and real estate	$58,438	$8,752	$(4,345)	$62,845
During the nine months ended September 30, 2012 and 2011, we received $3.8 billion and $2.9 billion, respectively, in redemption proceeds related to calls of our callable United States Government sponsored agency securities and public and private corporate bonds, of which $2.6 billion for the nine months ended September 30, 2012 were classified as held for investment . There were no calls of held for investment securities during the nine months ended September 30, 2011. The proceeds from these redemptions that have been reinvested have primarily been in United States government sponsored agencies, corporate securities, commercial mortgage backed securities and other asset backed securities. For the remaining amount to be reinvested we are considering further diversification into other asset classes, but we remain committed to maintaining a high quality investment portfolio with low credit risk. At September 30, 2012, 30% of our fixed income securities have call features and 1% ($0.1 billion) were subject to call redemption. Another 10% ($1.9 billion) will become subject to call redemption during the next twelve months (principally the last quarter of 2012 and the second quarter of 2013).

The amortized cost and fair value of fixed maturity securities at September 30, 2012, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$41,968	$43,181	$—	$—
Due after one year through five years	623,552	700,154	—	—
Due after five years through ten years	3,868,878	4,262,988	—	—
Due after ten years through twenty years	5,294,593	5,820,676	—	—
Due after twenty years	6,944,881	8,050,229	76,048	63,759
	16,773,872	18,877,228	76,048	63,759
Residential mortgage backed securities	2,433,080	2,565,959	—	—
Commercial mortgage backed securities	78,682	78,912	—	—
Other asset backed securities	850,380	888,393	—	—
	$20,136,014	$22,410,492	$76,048	$63,759
Net unrealized gains on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities and equity securities	$2,285,485	$1,488,237
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(1,224,482)	(819,476)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax benefit	(371,351)	(234,066)
Net unrealized gains reported as accumulated other comprehensive income	$712,186	$457,229
The National Association of Insurance Commissioners (“NAIC”) assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations (“NRSRO’s”). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered “investment grade” while NAIC Class 3 through 6 designations are considered “non-investment grade.” Based on the NAIC designations, we had 98% of our fixed maturity portfolio rated investment grade at September 30, 2012 and December 31, 2011.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	September 30, 2012		December 31, 2011
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$13,007,318	$14,591,003	$14,359,272	$15,486,571
2	6,846,088	7,538,539	4,894,739	5,272,759
3	319,697	304,463	335,642	315,406
4	31,719	32,361	26,674	23,989
5	4,451	4,006	4,932	5,756
6	2,789	3,879	3,226	4,050
	$20,212,062	$22,474,251	$19,624,485	$21,108,531

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 150 and 246 securities, respectively) have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2012
Fixed maturity securities:
Available for sale:
United States Government sponsored agencies	$483,280	$(486)	$—	$—	$483,280	$(486)
United States municipalities, states and territories	271	(2)	—	—	271	(2)
Corporate securities:
Finance, insurance and real estate	139,777	(2,670)	130,932	(10,981)	270,709	(13,651)
Manufacturing, construction and mining	118,741	(1,445)	20,948	(2,315)	139,689	(3,760)
Utilities and related sectors	63,822	(549)	50,043	(7,868)	113,865	(8,417)
Wholesale/retail trade	12,368	(447)	9,900	(561)	22,268	(1,008)
Services, media and other	5,929	(94)	—	—	5,929	(94)
Residential mortgage backed securities	168,342	(7,091)	404,344	(33,911)	572,686	(41,002)
Commercial mortgage backed securities	18,419	(30)	—	—	18,419	(30)
Other asset backed securities	25,250	(448)	31,027	(1,415)	56,277	(1,863)
	$1,036,199	$(13,262)	$647,194	$(57,051)	$1,683,393	$(70,313)
Held for investment:
Corporate security:
Insurance	$—	$—	$63,759	$(12,289)	$63,759	$(12,289)

Equity securities, available for sale:
Services, media and other	$8,968	$(1,157)	$—	$—	$8,968	$(1,157)

December 31, 2011
Fixed maturity securities:
Available for sale:
United States municipalities, states and territories	$3,535	$(10)	$—	$—	$3,535	$(10)
Foreign government obligations	—	—	14,282	(242)	14,282	(242)
Corporate securities:
Finance, insurance and real estate	363,909	(36,575)	146,354	(15,611)	510,263	(52,186)
Manufacturing, construction and mining	201,762	(7,131)	15,593	(1,627)	217,355	(8,758)
Utilities and related sectors	174,251	(7,576)	37,778	(6,946)	212,029	(14,522)
Wholesale/retail trade	15,523	(188)	9,275	(1,194)	24,798	(1,382)
Services, media and other	27,688	(249)	17,105	(2,895)	44,793	(3,144)
Residential mortgage backed securities	295,352	(19,920)	709,612	(52,161)	1,004,964	(72,081)
Other asset backed securities	115,542	(2,863)	15,550	(2,748)	131,092	(5,611)
	$1,197,562	$(74,512)	$965,549	$(83,424)	$2,163,111	$(157,936)
Held for investment:
Corporate security:
Insurance	$—	$—	$59,342	$(16,590)	$59,342	$(16,590)

Equity securities, available for sale:
Finance, insurance and real estate	$20,028	$(3,095)	$3,750	$(1,250)	$23,778	$(4,345)
The following is a description of the factors causing the temporary unrealized losses by investment category as of September 30, 2012:
United States Government sponsored agencies and United States municipalities, states and territories: These securities are relatively long in duration; however, they are callable in less than 12 months making the value of such securities sensitive to changes in market interest rates. The timing of when some of these securities were purchased in 2012 gave rise to unrealized losses at September 30, 2012.
Corporate securities: The unrealized losses in these securities are due partially to the timing of purchases in 2012 and a small number of securities seeing their credit spreads remain wide due to issuer or industry specific news. In addition, some financial and industrial sector credit spreads remain wide due to continued economic uncertainty and concerns of economic instability in the European Union.

Residential mortgage backed securities: At September 30, 2012, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 36 securities with a total amortized cost basis of $389.9 million and a fair value of $380.9 million. Despite recent improvements in the capital markets, the fair values of RMBS continue at prices below amortized cost. RMBS prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.
Other asset backed securities: The unrealized losses in these securities are predominantly assigned to financial sector capital trust securities which have longer maturity dates and have declined in price due to prolonged stress in the financial sector. Only one security in an unrealized loss position is rated below investment grade.
Equity securities: Equity securities in an unrealized loss position consist of a perpetual preferred security of an industrial company. Despite modest deterioration of its business profile our view for the investment over the intermediate term is constructive.
Approximately 90% and 83% of the unrealized losses on fixed maturity securities shown in the above table for September 30, 2012 and December 31, 2011, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the securities with unrealized losses, except one security with a principal amount outstanding of $4.5 million and an unrealized loss of $0.4 million, are current with respect to the payment of principal and interest.
Changes in net unrealized gains/losses on investments for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
			(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$(626)	$22,325	$(12,505)	$51,727
Investments carried at fair value:
Fixed maturity securities, available for sale	$402,274	$1,094,823	$790,648	$1,245,506
Equity securities, available for sale	2,963	(1,212)	6,600	1,428
	405,237	1,093,611	797,248	1,246,934
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(201,676)	(584,029)	(405,006)	(673,257)
Deferred income tax asset	(71,247)	(178,354)	(137,285)	(200,787)
	(272,923)	(762,383)	(542,291)	(874,044)
Increase in net unrealized gains on investments carried at fair value	$132,314	$331,228	$254,957	$372,890
Proceeds from sales of available for sale securities for the nine months ended September 30, 2012 and 2011 were $276.1 million and $144.4 million, respectively. Scheduled principal repayments, calls and tenders for available for sale securities for the nine months ended September 30, 2012 and 2011 were $1.6 billion and $3.3 billion, respectively.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains (losses) on investments, excluding net OTTI losses for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$3,028	$169	$8,076	$4,711
Gross realized losses	(180)	—	(535)	(1,423)
	2,848	169	7,541	3,288
Equity securities:
Gross realized gains	—	—	562	966
Other investments:
Gain (loss) on sale of real estate	53	—	2,948	—
Impairment losses on real estate	(830)	—	(3,473)	(12)
	(777)	—	(525)	(12)
Mortgage loans on real estate:
Increase in allowance for credit losses	(3,309)	(17,461)	(15,503)	(23,581)
	$(1,238)	$(17,292)	$(7,925)	$(19,339)
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

The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the nine months ended September 30, 2012 and 2011, which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Nine months ended September 30, 2012
Prime	2005	6.5%	7.7%	9%	18%	50%	50%
	2006	5.8%	7.4%	9%	19%	40%	55%
	2007	6.2%	7.3%	11%	38%	40%	60%
Alt-A	2005	5.6%	8.7%	12%	27%	5%	55%
	2006	6.0%	6.0%	32%	46%	55%	60%
	2007	6.2%	7.0%	31%	55%	55%	60%

Nine months ended September 30, 2011
Prime	2005	5.8%	7.7%	6%	13%	45%	55%
	2006	6.4%	7.6%	8%	14%	45%	60%
	2007	5.8%	7.9%	8%	30%	40%	60%
Alt-A	2005	5.8%	7.7%	11%	25%	5%	55%
	2006	6.0%	6.5%	23%	33%	50%	55%
	2007	6.2%	7.4%	29%	41%	50%	70%
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

The following table summarizes other than temporary impairments for the three and nine months ended September 30, 2012 and 2011, by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized from Other Comprehensive Income	Net OTTI Losses Recognized in Operations
		(Dollars in thousands)
Three months ended September 30, 2012
Fixed maturity securities, available for sale:
Residential mortgage backed securities	4	$—	$(1,686)	$(1,686)
Three months ended September 30, 2011
Fixed maturity securities, available for sale:
Residential mortgage backed securities	37	$(5,133)	$(3,758)	$(8,891)
Nine months ended September 30, 2012
Fixed maturity securities, available for sale:
Residential mortgage backed securities	24	$(2,156)	$(3,389)	$(5,545)
Nine months ended September 30, 2011
Fixed maturity securities, available for sale:
Residential mortgage backed securities	47	$(10,346)	$(7,345)	$(17,691)
The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(122,954)	$(104,480)	$(119,095)	$(96,893)
Credit losses on securities for which OTTI has not previously been recognized	—	(1,243)	(47)	(2,032)
Additional credit losses on securities for which OTTI has previously been recognized	(1,686)	(7,648)	(5,498)	(15,659)
Accumulated losses on securities that were disposed of during the period	—	—	—	1,213
Cumulative credit loss at end of period	$(124,640)	$(113,371)	$(124,640)	$(113,371)

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security, for securities that are part of our investment portfolio at September 30, 2012 and December 31, 2011:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
September 30, 2012
Fixed maturity securities, available for sale:
Corporate securities	$3,515	$(2,151)	$5,651	$7,015
Residential mortgage backed securities	899,116	(183,737)	166,604	881,983
Equity securities, available for sale:
Finance, insurance and real estate	9,976	—	11,501	21,477
	$912,607	$(185,888)	$183,756	$910,475
December 31, 2011
Fixed maturity securities, available for sale:
Corporate securities	$3,347	$(2,151)	$4,818	$6,014
Residential mortgage backed securities	999,024	(187,126)	125,502	937,400
Equity securities, available for sale:
Finance, insurance and real estate	12,019	—	8,110	20,129
	$1,014,390	$(189,277)	$138,430	$963,543
4. Mortgage Loans on Real Estate
Our mortgage loan portfolio totaled $2.7 billion and $2.8 billion at September 30, 2012 and December 31, 2011, respectively, with commitments outstanding of $48.9 million at September 30, 2012.

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Principal outstanding	$2,762,861	$2,856,011
Loan loss allowance	(38,022)	(32,964)
Deferred prepayment fees	(518)	—
Carrying value	$2,724,321	$2,823,047

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

	September 30, 2012		December 31, 2011
	Principal Outstanding	Percent	Principal Outstanding	Percent
	(Dollars in thousands)
Geographic distribution
East	$719,407	26.0%	$719,231	25.2%
Middle Atlantic	156,828	5.7%	169,240	5.9%
Mountain	404,803	14.7%	411,054	14.4%
New England	26,763	1.0%	36,815	1.3%
Pacific	325,936	11.8%	309,693	10.8%
South Atlantic	500,232	18.1%	493,764	17.3%
West North Central	406,511	14.7%	487,693	17.1%
West South Central	222,381	8.0%	228,521	8.0%
	$2,762,861	100.0%	$2,856,011	100.0%
Property type distribution
Office	$702,796	25.5%	$777,343	27.2%
Medical Office	143,971	5.2%	175,580	6.1%
Retail	699,190	25.3%	635,916	22.3%
Industrial/Warehouse	699,690	25.3%	710,426	24.9%
Hotel	106,596	3.9%	139,193	4.9%
Apartment	208,099	7.5%	187,548	6.6%
Mixed use/other	202,519	7.3%	230,005	8.0%
	$2,762,861	100.0%	$2,856,011	100.0%
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
Our financing receivables currently consist of one portfolio segment which is our commercial mortgage loan portfolio. These are mortgage loans with collateral consisting of commercial real estate and borrowers consisting mostly of limited liability partnerships or limited liability corporations. Credit loss experience in our mortgage loan portfolio has been limited to the most recent fiscal years. We experienced our first credit loss from our commercial mortgage loan portfolio in 2009.
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
Our general loan loss allowance for periods through September 30, 2011 was calculated on the cumulative outstanding principal on loans making up the group of loans currently in workout terms and loans currently more than 60 days past due. We applied a factor to the total outstanding principal of these loans that was calculated as the average specific impairment loss for the most recent 4 quarters divided by the sum of the average of the total outstanding principal of delinquent loans for the most recent 4 quarters and the average of the total outstanding principal of loans in workout for the most recent 4 quarters. In the fourth quarter of 2011, we modified the calculation for determining our general loan loss allowance. The group of loans that we calculated an estimate of general loan loss allowance were those that had a debt service coverage ratio (DSCR) of less than 1.0. The DSCR is calculated by dividing the net operating income of the mortgaged property by the contractual principal and interest payment due for the corresponding period. We developed the loss rates to apply to this group of loans by dividing the specific impairment loss for the most recent 4 quarters by the principal outstanding of the loans with a DSCR of less than 1.0.
In the third quarter of 2012, we completed a process of rating the mortgage loans in our portfolio based on factors such as historical operating performance, loan to value ratio and economic outlook, among others. We calculated a loss factor to apply to each rating based on historical losses we have recognized in our mortgage loan portfolio. We applied the loss factors to the total principal outstanding within each rating category to determine an appropriate estimate of general loan loss allowance at September 30, 2012. The change in methodology utilized to determine the general loan loss allowance did not result a material adjustment.
The following table presents a rollforward of our specific and general valuation allowances for commercial mortgage loans for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30, 2012		Three months ended September 30, 2011
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(25,445)	$(11,200)	$(15,027)	$(4,200)
Charge-offs	1,932	—	5,877	—
Recoveries	—	—	—	—
Provision for credit losses	(2,909)	(400)	(15,961)	(1,500)
Ending allowance balance	$(26,422)	$(11,600)	$(25,111)	$(5,700)

	Nine months ended September 30, 2012		Nine months ended September 30, 2011
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(23,664)	$(9,300)	$(13,224)	$(3,000)
Charge-offs	10,445	—	8,994	—
Recoveries	—	—	—	—
Provision for credit losses	(13,203)	(2,300)	(20,881)	(2,700)
Ending allowance balance	$(26,422)	$(11,600)	$(25,111)	$(5,700)
The specific allowance is a total of credit loss allowances on loans which are individually evaluated for impairment. The general allowance is the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Individually evaluated for impairment	$96,586	$130,721
Collectively evaluated for impairment	2,666,275	2,725,290
Total loans evaluated for impairment	$2,762,861	$2,856,011
The amount of loans collectively evaluated for impairment at December 31, 2011 was modified from what was originally reported to reflect a more appropriate amount of financing receivables that were evaluated collectively.
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

During the three and nine months ended September 30, 2012, two and eight mortgage loans, respectively, were satisfied by taking ownership of the real estate serving as collateral compared to six and nine mortgage loans, respectively, for the same periods in 2011. The following table summarizes the activity in the real estate owned which was obtained in satisfaction of mortgage loans on real estate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Real estate owned at beginning of period	$38,390	$23,910	$36,821	$19,122
Real estate acquired in satisfaction of mortgage loans	2,916	11,049	14,902	17,357
Additions	—	39	117	79
Sales	(5,727)	—	(13,093)	(1,283)
Impairments	(830)	—	(3,473)	—
Depreciation	(185)	(173)	(710)	(450)
Real estate owned at end of period	$34,564	$34,825	$34,564	$34,825
We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Credit Exposure--By Payment Activity
Performing	$2,682,471	$2,743,068
In workout	44,371	67,425
Delinquent	—	6,595
Collateral dependent	36,019	38,923
	$2,762,861	$2,856,011
Mortgage loans are considered delinquent when they become 60 days past due. When loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. Outstanding principal of loans in a non-accrual status at September 30, 2012 and December 31, 2011 totaled $36.0 million and $45.5 million, respectively.
All of our commercial mortgage loans depend on the cash flow of the borrower to be at a sufficient level to service the principal and interest payments as they come due. In general, cash inflows of the borrowers are generated by collecting monthly rent from tenants occupying space within the borrowers' properties. Our borrowers face collateral risks such as tenants going out of business, tenants struggling to make rent payments as they become due, and tenants canceling leases and moving to other locations. We have a number of loans where the real estate is occupied by a single tenant. Our borrowers sometimes face both a reduction in cash flow on their mortgage property as well as a reduction in the fair value of the real estate collateral. If borrowers are unable to replace lost rent revenue and increases in the fair value of their property do not materialize we could potentially incur more losses than what we have allowed for in our specific and general loan loss allowances.
Aging of financing receivables with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
September 30, 2012	$—	$—	$—	$—	$2,726,842	$36,019	$2,762,861
December 31, 2011	$3,378	$—	$6,595	$9,973	$2,807,115	$38,923	$2,856,011

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
September 30, 2012
Mortgage loans with specific allowance	$39,629	$66,051	$(26,422)	$48,873	$1,970
Mortgage loans with no specific allowance	30,535	30,535	—	30,211	1,479
	$70,164	$96,586	$(26,422)	$79,084	$3,449
December 31, 2011
Mortgage loans with specific allowance	$44,034	$67,698	$(23,664)	$53,617	$3,284
Mortgage loans with no specific allowance	63,023	63,023	—	60,974	3,509
	$107,057	$130,721	$(23,664)	$114,591	$6,793
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

Mortgage loan workouts, refinances or restructures that are classified as TDR are individually evaluated and measured for impairment. A summary of mortgage loans on commercial real estate with outstanding principal at September 30, 2012 and December 31, 2011 that we determined to be TDR's are as follows:

Geographic Region	Number of TDR's	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount
		(Dollars in thousands)
September 30, 2012
East	1	$4,208	$(1,425)	$2,783
Mountain	10	32,222	(2,193)	30,029
South Atlantic	7	20,690	(4,309)	16,381
East North Central	4	11,914	(4,116)	7,798
West North Central	2	6,974	(1,300)	5,674
	24	$76,008	$(13,343)	$62,665
December 31, 2011
East	3	$8,489	$(2,115)	$6,374
Mountain	10	29,539	(1,637)	27,902
South Atlantic	11	28,676	(6,339)	22,337
West North Central	1	1,937	(269)	1,668
	25	$68,641	$(10,360)	$58,281

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

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$577,784	$273,314

Other assets
2015 notes hedges	40,020	45,593
Interest rate caps	3,252	—
	$621,056	$318,907
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$3,266,782	$2,530,496
Other liabilities
2015 notes embedded derivatives	40,020	45,593
Interest rate swap	4,319	—
	$3,311,121	$2,576,089
The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$160,735	$(292,167)	$280,014	$(161,953)
2015 notes hedges	1,839	(41,446)	(5,573)	(44,900)
Interest rate swaps	(1,171)	(8)	(4,319)	(144)
Interest rate caps	(313)	—	(718)	—
	$161,090	$(333,621)	$269,404	$(206,997)
Change in fair value of embedded derivatives:
2015 notes embedded derivatives	$1,839	$(41,446)	$(5,573)	$(44,900)
Fixed index annuities	186,362	(164,119)	471,851	(93,325)
	$188,201	$(205,565)	$466,278	$(138,225)
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
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			September 30, 2012		December 31, 2011
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A	A3	$878,916	$44,463	$2,340,213	$43,481
Barclays	A+	A2	3,114,784	120,239	2,419,339	60,903
BNP Paribas	AA-	A2	2,302,476	92,564	2,533,301	48,293
Citibank, N.A.	A	A3	2,592,111	70,255	—	—
Credit Suisse	A+	A1	842,294	36,414	1,423,802	27,464
Deutsche Bank	A+	A2	832,802	31,926	384,420	7,697
HSBC	AA-	Aa3	210,029	7,361	348,674	4,557
J.P. Morgan	A+	Aa3	1,095,703	47,724	2,109,019	27,961
Morgan Stanley	A	Baa1	1,164,516	45,362	244,180	7,375
UBS	A	A2	282	20	39,147	240
Wells Fargo (Wachovia)	AA-	Aa3	1,897,578	81,456	2,227,235	45,343
			$14,931,491	$577,784	$14,069,330	$273,314
As of September 30, 2012 and December 31, 2011, we held $490.0 million and $165.4 million, respectively, of cash and cash equivalents received from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of loss due to credit risk that we would incur if parties to the call options failed to perform according to the terms of the contracts to $95.2 million and $109.3 million at September 30, 2012 and December 31, 2011, respectively.
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
Details regarding the interest rate swaps are as follows:

	Notional		Pay		September 30, 2012	December 31, 2011
Maturity Date	Amount	Receive Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	*LIBOR	2.415%	SunTrust	$(4,319)	$—
___________________________________
* - three month London Interbank Offered Rate
Details regarding the interest rate caps are as follows:

	Notional		Cap		September 30, 2012	December 31, 2011
Maturity Date	Amount	Floating Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	*LIBOR	2.50%	SunTrust	$1,637	$—
July 8, 2021	12,000	*LIBOR	2.50%	SunTrust	491	—
July 29, 2021	27,000	*LIBOR	2.50%	SunTrust	1,124	—
	$79,000				$3,252	$—
___________________________________
* - three month London Interbank Offered Rate

The interest rate swap has a forward starting date beginning in March 2014 and converts floating rates to fixed rates for seven years. The interest rate caps have a forward starting date beginning in July 2014 and cap our interest rates for seven years. As of September 30, 2012 we provided $1.3 million of cash and cash equivalents to the counterparty for derivative collateral related to the swap and caps, which is included in other assets on our consolidated balance sheets.

6. Notes Payable
The contingent convertible senior notes included in notes payable are accounted for separately as a liability component and an equity component in the consolidated balance sheets. The liability component and equity component are as follows:

	September 30, 2012			December 31, 2011
	September 2015 Notes	December 2029 Notes	December 2024 Notes	September 2015 Notes	December 2029 Notes	December 2024 Notes
	(Dollars in thousands)
Notes payable:
Principal amount of liability component	$200,000	$115,839	$28,243	$200,000	$115,839	$28,243
Unamortized discount	(23,736)	(13,650)	—	(28,906)	(17,568)	—
Net carrying amount of liability component	$176,264	$102,189	$28,243	$171,094	$98,271	$28,243
Additional paid-in capital:
Carrying amount of equity component		$15,586	$22,637		$15,586	$22,637
Amount by which the if-converted value exceeds principal	$—	$23,193	$—	$—	$8,489	$—
The discount is being amortized over the expected lives of the notes, which is December 15, 2014 for the 2029 notes and September 15, 2015 for the 2015 notes, and was December 15, 2011 for the 2024 notes. The effective interest rates during the discount amortization periods are 8.9%, 8.5% and 11.9% on the 2015 notes, the 2024 notes and the 2029 notes, respectively. The interest cost recognized in operations for the convertible notes, inclusive of the coupon and amortization of the discount and debt issue costs, was $7.1 million and $21.2 million for the three and nine months ended September 30, 2012, respectively, and $8.0 million and $23.7 million for the same periods in 2011.
We are required to include the dilutive effect of the 2024 and 2029 notes in our diluted earnings per share calculation. Because these notes include a mandatory cash settlement feature for the principal amount, incremental dilutive shares will only exist when the fair value of our common stock at the end of the reporting period exceeds the conversion price per share of $14.03 for the 2024 notes and $9.69 for the 2029 notes. At September 30, 2012 and 2011, the conversion premium of the 2029 notes was dilutive and the effect has been included in diluted earnings per share for the three and nine months ended September 30, 2012 and 2011. The 2015 notes and the 2015 notes hedges are excluded from the dilutive effect in our diluted earnings per share calculation as they are currently to be settled only in cash. The 2015 warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the strike price of the 2015 warrants.
In 2011, we entered into a three year $160 million revolving line of credit agreement with seven banks. The interest rate is floating at a rate based on our election that will be equal to the alternate base rate (as defined in the credit agreement) plus the applicable margin or the adjusted LIBOR rate (as defined in the credit agreement) plus the applicable margin. We also pay a commitment fee on the available unused portion of the credit facility. The applicable margin and commitment fee rate are based on our credit rating and can change throughout the period of the credit facility. Based upon our current credit rating, the applicable margin is 2.00% for alternate base rate borrowings and 3.00% for adjusted LIBOR rate borrowings and the commitment fee is 0.50%. Under this agreement, we are required to maintain a minimum risk-based capital ratio at American Equity Life, a maximum ratio of debt to total capital, a minimum cash coverage ratio, and a minimum level of statutory surplus at American Equity Life. No amounts were outstanding at September 30, 2012 and December 31, 2011.

7. Subordinated Debentures
In May 2012, we issued a notice of mandatory redemption of all of our 8% Convertible Junior Subordinated Debentures (the "Debentures") and American Equity Capital Trust I, the holder of all of the Debentures, issued notices of mandatory redemption of all of its 8% Convertible Trust Preferred Securities and all of its 8% Trust Common Securities. As of September 30, 2012, $20.6 million principal amount (688,327 shares) of 8% Convertible Trust Preferred Securities were converted into 2,549,333 shares of our common stock. The remaining 44,001 shares of these trust preferred securities either have been or will be settled in cash of approximately $1.3 million.

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
In accordance with applicable accounting guidelines, we establish an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. As a litigation or regulatory matter is developing we, in conjunction with outside counsel, evaluate on an ongoing basis whether the matter presents a loss contingency that meets conditions indicating the need for accrual and/or disclosure, and if not the matter will continue to be monitored for further developments. If and when the loss contingency related to litigation or regulatory matters is deemed to be both probable and estimable, we will establish an accrued liability with respect to that matter and will continue to monitor the matter for further developments that may affect the amount of the accrued liability. We recorded an estimated litigation liability of $17.5 million during the third quarter of 2012 based on developments in the mediation of the matter discussed below.
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
The Los Angeles Case is a consolidated action involving several lawsuits filed by individuals, and the individuals are seeking class action status for a national class of purchasers of annuities issued by us; however, no class has yet been certified. The named plaintiffs in this consolidated case are Bernard McCormack, Gust Anagnostis by and through Gary S. Anagnostis and Robert C. Anagnostis, Regina Bush by and through Sharon Schipiour, Lenice Mathews by and through Mary Ann Maclean and George Miller. The allegations generally attack the suitability of sales of deferred annuity products to persons over the age of 65. The plaintiffs seek rescission and injunctive relief including restitution and disgorgement of profits on behalf of all class members under California Business & Professions Code section 17200 et seq. and Racketeer Influenced and Corrupt Organizations Act; compensatory damages for breach of fiduciary duty and aiding and abetting of breach of fiduciary duty; unjust enrichment and constructive trust; and other pecuniary damages under California Civil Code section 1750 and California Welfare & Institutions Codes section 15600 et seq. As previously reported, we participated in mediation sessions with plaintiffs' counsel in 2011 and 2012 where potential settlement terms continued to be discussed. Based upon the current status of those discussions, the $17.5 million litigation liability referred to above represents our best estimate of probable loss with respect to this litigation. However, a formal settlement has not been reached, the potential settlement has not been reviewed by the court and other factors could potentially result in a change in this estimate as further developments take place. In light of the inherent uncertainties involved in the pending purported class action lawsuit, there can be no assurance that such litigation, or any other pending or future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.

9. Earnings Per Share
The following table sets forth the computation of earnings (loss) per common share and earnings (loss) per common share - assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) - numerator for earnings per common share	$(7,829)	$(13,068)	$21,401	$36,549
Interest on convertible subordinated debentures (net of income tax benefit)	2	258	517	775
Numerator for earnings (loss) per common share - assuming dilution	$(7,827)	$(12,810)	$21,918	$37,324

Denominator:
Weighted average common shares outstanding (1)	62,504,421	59,595,846	60,722,625	59,428,844
Effect of dilutive securities:
Convertible subordinated debentures	65,688	2,727,084	1,801,211	2,727,084
Convertible senior notes	2,145,940	—	2,145,940	—
Stock options and deferred compensation agreements	545,877	375,497	562,309	627,347
Denominator for earnings (loss) per common share - assuming dilution	65,261,926	62,698,427	65,232,085	62,783,275

Earnings (loss) per common share	$(0.13)	$(0.22)	$0.35	$0.62
Earnings (loss) per common share - assuming dilution	$(0.13)	$(0.22)	$0.34	$0.59
_____________________________

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.
Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
		Minimum	Maximum
Three months ended September 30, 2012	1,498,100	$11.88	$14.34
Nine months ended September 30, 2012	1,502,100	$11.35	$14.34
Three months ended September 30, 2011	2,296,600	$10.65	$14.34
Nine months ended September 30, 2011	2,296,600	$10.65	$14.34

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at September 30, 2012, and the unaudited consolidated results of operations for the three month and nine month periods ended September 30, 2012 and 2011, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Annuity deposits by product type collected during the three and nine months ended September 30, 2012 and 2011, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2012	2011	2012	2011
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$547,230	$701,796	$1,568,989	$2,075,800
Fixed strategy	315,029	317,091	885,589	986,724
	862,259	1,018,887	2,454,578	3,062,524
Fixed rate annuities:
Single-year rate guaranteed	22,413	37,195	78,041	118,084
Multi-year rate guaranteed	45,037	116,768	205,934	279,407
Single premium immediate annuities	52,315	94,514	140,265	257,995
	119,765	248,477	424,240	655,486
Total before coinsurance ceded	982,024	1,267,364	2,878,818	3,718,010
Coinsurance ceded	36,539	94,412	167,986	230,620
Net after coinsurance ceded	$945,485	$1,172,952	$2,710,832	$3,487,390
Annuity deposits before coinsurance ceded decreased 23% during the third quarter of 2012 and the nine months ended September 30, 2012 compared to the same periods in 2011. We attribute this in part to the low interest rate environment which appears to have made prospective policyholders less willing to commit funds to fixed index annuities. We also attribute the decreases in annuity deposits to certain competitors who were more aggressive in their product pricing in the first half of 2012. The extent to which this will affect our annuity deposits is uncertain. In addition, sales for the first nine months of 2011 benefited from higher demand in advance of a rate decrease implemented during that period.
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reported Amounts
Average yield on invested assets	5.17%	5.70%	5.36%	5.81%
Aggregate cost of money	2.55%	2.75%	2.60%	2.77%
Aggregate investment spread	2.62%	2.95%	2.76%	3.04%

Adjustments
Investment yield - temporary cash investments	0.29%	0.11%	0.23%	0.09%
Investment yield - additional prepayment income	(0.04)%	—%	(0.04)%	—%
Cost of money effect of over hedging	0.01%	0.05%	0.01%	0.07%

Adjusted Amounts
Average yield on invested assets	5.42%	5.81%	5.55%	5.90%
Aggregate cost of money	2.56%	2.80%	2.61%	2.84%
Aggregate investment spread	2.86%	3.01%	2.94%	3.06%
The decreases in investment spread for the three and nine months ended September 30, 2012 resulted from a decline in the average yield on investments, offset in part by a smaller decline in the average cost of money on our fixed index annuities. The lower cost of money for fixed index annuities during 2012 was due to lower costs of options purchased to fund the annual index credits on fixed index annuities and lower rates for the fixed rate strategy in fixed index annuities. The lower option costs and lower fixed rates are primarily due to the reductions in policyholder crediting rates discussed below. The decrease in the average yield on invested assets was attributable to lower yields on investments purchased in 2011 and the nine months ended September 30, 2012. Our investment spread has been impacted by shortfalls in investment income from excess liquidity resulting from a lag in the reinvestment of proceeds of government agency bonds called for redemption, benefits from additional prepayment and fee income on certain investments and the impact of hedging experience of the annual index credits for index annuities.
The callable government agency securities have been a cornerstone of our investment portfolio since our formation. Through the years they have provided very acceptable yields that met our spread requirements without any risk-based capital charges. We have been through several cycles of calls on these securities and each time we have reinvested a portion of the call redemption proceeds into new callable government agency securities. This kept cash balances low but perpetuated the call risk. In 2011, we had $3.1 billion in such securities called and purchased $3.7 billion for a $600 million net purchase of callable government agency securities. However, in the current interest rate environment, we have been unwilling to reinvest any of the call redemption proceeds in the government agency securities with yields under 4% and have only purchased $1.2 billion in 2012 compared to $3.6 billion in calls. Consequently, excess cash persists and more securities are expected to be called in the next 3 quarters. The impact of excess liquidity and additional prepayment and fee income on net investment income and average yield on invested assets is quantified in Results of Operations - Net investment income.
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
As reported in our previous filings, in response to the continuing low interest rate environment, we implemented reductions of policyholder crediting rates for new annuities and existing annuities in the fourth quarter of 2011. Rates on new sales were reduced 0.40% - 0.50% beginning with applications received after October 7, 2011. Renewal rate adjustments began taking effect on November 15, 2011 and will continue to take effect on the policy anniversary dates through July 20, 2013. Accordingly, the benefit from the renewal rate reductions did not have a material impact on 2011 spread results. We expect spread results to further benefit from rate adjustments already implemented by a 0.20% to 0.25% decline in the aggregate cost of money over the next twelve months, and we intend to make further adjustments in 2013. However, the anticipated reductions in cost of money may be offset by continued lower yields available on investments including reinvestment of proceeds from calls of the callable bonds in our investment portfolio.

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

Results of Operations
Three and Nine Months Ended September 30, 2012 and 2011
Net income (loss) was $(7.8) million in the third quarter of 2012 and $21.4 million for the nine months ended September 30, 2012 compared to $(13.1) million and $36.5 million for the same periods in 2011. The comparability of net income from period to period is primarily impacted by fair value accounting for derivative instruments as presented below in Operating income (a non-GAAP financial measure). Amounts attributable to the fair value accounting for fixed index annuity derivatives and embedded derivatives fluctuate from period to period primarily based upon changes in the fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in the interest rates used to discount the embedded derivative liability. The significant changes in the impact from this item relate primarily to changes in the interest rates used to discount the embedded derivative liabilities.
In general, net income (loss) has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 15% to $26.3 billion during the third quarter of 2012 and increased 17% to $25.7 billion for the nine months ended September 30, 2012 compared to $22.8 billion and $21.8 billion for the same periods in 2011. Our investment spread measured in dollars was $146.0 million during the third quarter of 2012 and $447.5 million for the nine months ended September 30, 2012 compared to $143.8 million and $433.5 million during the same periods in 2011. As previously mentioned, our investment spread has been negatively impacted by both the extended low interest rate environment and our excess liquidity due to calls of our United States government agency securities (see Net investment income).
Net income (loss) was negatively affected by the prospective adoption on January 1, 2012, of an accounting standards update that defines the types of costs that are deferrable with policy acquisition. This resulted in $2.2 million and $7.2 million of costs to be expensed as incurred in the three and nine months ended September 30, 2012, which under the accounting method in effect for the three and nine months ended September 30, 2011, would have been capitalized as deferred policy acquisition costs and amortized in future periods. This change in accounting, including the impact on related amortization expense, resulted in a $1.5 million after tax increase in net loss for the three months ended September 30, 2012 and a $4.6 million after tax decrease in net income for the nine months ended September 30, 2012
We periodically revise the key assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. The impact of unlocking during the three and nine months ended September 30, 2012 was a $0.2 million decrease in the amortization of deferred sales inducements and a $3.7 million increase in amortization of deferred policy acquisition costs and included the impact of account balance true ups as of September 30, 2012 and adjustment to future period assumptions for interest margins and surrenders. The unlocking process increased net loss for the three months ended September 30, 2012 and decreased net income for the nine months ended September 30, 2012 by $2.2 million. The impact of unlocking during the three and nine months ended September 30, 2011 was a $5.0 million decrease in the amortization of deferred sales inducements and a $9.1 million decrease in amortization of deferred policy acquisition costs, which reduced net loss for the three moths ended September 30, 2011 and increased net income for the nine months ended September 30, 2011 by $9.1 million.
Net income (loss) for the 2012 periods was positively impacted by a revision of assumptions used in determining reserves held for living income benefit riders. This revision was consistent with unlocking for deferred policy acquisition costs and deferred sales inducements. The impact decreased interest sensitive and index product benefits for the three and nine months ended September 30, 2012 by $2.2 million and reduced the net loss for the three months ended September 30, 2012 and increased net income for the nine months ended September 30, 2012 by $1.4 million.
Based upon developments in mediation discussions concerning potential settlement terms of a purported class action lawsuit, we established an estimated litigation liability of $17.5 million during the third quarter of 2012 ($9.6 million after offsets for income taxes and adjustments to deferred policy acquisition costs and deferred sales inducements). See note 8 to our consolidated financial statements.
As discussed in our prior filings and in Note 1 to our unaudited consolidated financial statements in this Form 10-Q, net income for the nine months ended September 30, 2011 increased $2.7 million resulting from the correction of a prior period error.
Operating income (a non-GAAP financial measure) decreased 47% to $22.2 million in the third quarter of 2012 and decreased 22% to $79.3 million for the nine months ended September 30, 2012 compared to $41.5 million and $101.1 million for the same periods in 2011.
In addition to net income, we have consistently utilized operating income, a non-GAAP financial measure commonly used in the life insurance industry, as an economic measure to evaluate our financial performance. Operating income equals net income adjusted to eliminate the impact of net realized gains (losses) on investments, including net other than temporary impairment ("OTTI") losses recognized in operations, litigation reserve and fair value changes in derivatives and embedded derivatives. Because these items fluctuate from period to period in a manner unrelated to core operations, we believe measures excluding their impact are useful in analyzing operating trends. We believe the combined presentation and evaluation of operating income together with net income, provides information that may enhance an investor's understanding of our underlying results and profitability.

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
The adjustments made to net income to arrive at operating income for the three and nine months ended September 30, 2012 and 2011 are set forth in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Reconciliation of net income (loss) to operating income:
Net income (loss)	$(7,829)	$(13,068)	$21,401	$36,549
Net realized losses and net OTTI losses on investments, net of offsets	1,415	8,988	5,823	12,738
Net effect of derivatives and embedded derivatives, net of offsets	19,000	45,544	42,478	51,764
Litigation reserve, net of offsets	9,580	—	9,580	—
Operating income	$22,166	$41,464	$79,282	$101,051
The amounts disclosed in this table as reconciling items are net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and income taxes. Net realized losses on investments and net impairment losses recognized in operations fluctuate from period to period based upon changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other than temporary impairments.
Operating income for the 2012 periods includes expense from unlocking which increased amortization of deferred sales inducements by $2.4 million and amortization of deferred acquisition costs by $7.3 million and decreased operating income by $6.3 million for the three and nine months ended September 30, 2012. The three and nine months ended September 30, 2011 includes benefit from unlocking which reduced amortization of deferred sales inducements by $7.3 million and amortization of deferred acquisition costs by $12.1 million and increased operating income by $12.5 million.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 17% to $23.9 million in the third quarter of 2012 and increased 14% to $65.2 million for the nine months ended September 30, 2012 compared to $20.4 million and $57.3 million for the same periods in 2011. These increases were primarily attributable to increases in the amounts of fees assessed for lifetime income benefit riders which were $12.6 million in the third quarter of 2012 and $30.1 million for the nine months ended September 30, 2012 compared to $7.4 million and $17.8 million for the same periods in 2011. The increases in these fees are attributable to a larger volume of business in force subject to the fee. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders. Surrender charges decreased by $1.8 million for the third quarter of 2012 and $4.4 million for the nine months ended September 30, 2012. These decreases were primarily attributable to reductions in withdrawals subject to a surrender charge. Withdrawals from annuity and single premium universal life policies subject to surrender charges were $83.4 million in the third quarter of 2012 and $261.2 million for the nine months ended September 30, 2012 compared to $101.6 million and $304.4 million for the same periods in 2011. The average surrender charge collected on withdrawals subject to a surrender charge was 13.4% in the third quarter of 2012 and 13.3% for the nine months ended September 30, 2012 compared to 13.3% and 13.1% for the same periods in 2011.
Net investment income increased 4% to $318.6 million in the third quarter of 2012 and 8% to $965.8 million compared to $305.5 million and $894.5 million for the same periods in 2011. These increases were principally attributable to the growth in our annuity business and a corresponding increase in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 15% to $24.7 billion for the the third quarter of 2012 and 17% to $24.0 billion for the nine months ended September 30, 2012 compared to $21.5 billion and $20.5 billion for the same periods in 2011. The average yield earned on average invested assets was 5.17% for the third quarter of 2012 and 5.36% for the nine months ended September 30, 2012 compared to 5.70% and 5.81% for the same periods in 2011.
The decrease in yield earned on average invested assets was attributable to lower yields on investments purchased in 2011 and the nine months ended September 30, 2012. In addition, net investment income and average yield for the periods ended September 30, 2012 and 2011 were negatively impacted by a lag in reinvestment of proceeds from bonds called for redemption during the periods into new assets causing excess liquidity. Based on yields received for purchases of fixed maturity securities during the three and nine months ended September 30, 2012 and 2011, we estimate that approximately $17.7 million and $42.0 million in net investment income was foregone during the three and nine months ended September 30, 2012 compared to $6.2 million and $14.0 million for the same periods in 2011. Additionally, net investment income and average yield for the three and nine months ended September 30, 2012 was positively impacted by prepayment and fee income received resulting in additional net investment income of $2.2 million and $7.8 million, respectively. There was no prepayment and fee income impact for the three and nine months ended September 30, 2011. Average yield on invested assets would have been 5.42% and 5.55% for the three and nine months ended September 30, 2012 compared to 5.81% and 5.90% for the same periods in 2011 taking into account these factors.
The high level of excess cash may persist for several more quarters as we hold $932 million of U.S. Government agency securities at interest rates of 4.00% or higher that are likely to be called during the last quarter of 2012 and another $949 million of such securities that are callable in the first four months of 2013.
Change in fair value of derivatives (principally call options purchased to fund annual index credits on fixed index annuities) is affected by the performance of the indices upon which our options are based and the aggregate cost of options purchased. The components of change in fair value of derivatives are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$57,637	$62,695	$(17,663)	$169,156
Change in unrealized gain/loss	103,098	(354,862)	297,677	(331,109)
2015 notes hedges	1,839	(41,446)	(5,573)	(44,900)
Interest rate swaps	(1,171)	(8)	(4,319)	(144)
Interest rate caps	(313)	—	(718)	—
	$161,090	$(333,621)	$269,404	$(206,997)
The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
S&P 500 Index
Point-to-point strategy	0.0% - 11.7%	0.0% - 31.0%	0.0% - 11.7%	0.0% - 31.0%
Monthly average strategy	0.0% - 19.3%	9.7% - 22.7%	0.0% - 19.3%	0.0% - 22.7%
Monthly point-to-point strategy	0.0% - 18.0%	0.0% - 16.5%	0.0% - 18.0%	0.0% - 16.5%
Fixed income (bond index) strategies	1.6% - 10.0%	1.4% - 10.6%	1.6% - 10.0%	1.4% - 10.6%
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

Net realized losses on investments, excluding OTTI losses include gains and losses on the sale of securities and impairment losses on mortgage loans on real estate which fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investments, as well as gains (losses) recognized on real estate owned due to any sales and impairments on long-lived assets. The components of net realized losses on investments for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$3,028	$169	$8,076	$4,711
Gross realized losses	(180)	—	(535)	(1,423)
	2,848	169	7,541	3,288
Equity securities:
Gross realized gains	—	—	562	966
Other investments:
Gain (loss) on sale of real estate	53	—	2,948	—
Impairment losses on real estate	(830)	—	(3,473)	(12)
	(777)	—	(525)	(12)
Mortgage loans on real estate:
Increase in allowance for credit losses	(3,309)	(17,461)	(15,503)	(23,581)
	$(1,238)	$(17,292)	$(7,925)	$(19,339)
See Financial Conditions - Investments for additional discussion of allowance for credit losses on mortgage loans on real estate.
Net OTTI losses recognized in operations decreased to $1.7 million in the third quarter of 2012 and $5.5 million for the nine months ended September 30, 2012 compared to $8.9 million and $17.7 million for the same periods in 2011. The impairments recognized during the three and nine months ended September 30, 2012 and 2011 were all on residential mortgage backed securities and were principally due to a change of assumptions regarding loss severity of a number of securities we hold which affected our ongoing analysis of expected cash flow projections. See Financial Condition - Investments for additional discussion of write downs of securities for other than temporary impairments.
Interest sensitive and index product benefits increased 10% to $246.1 million in the third quarter of 2012 and 15% to $528.0 million for the nine months ended September 30, 2012 compared to $223.2 million and $621.3 million for the same periods in 2011. The components of interest credited to account balances are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Index credits on index policies	$152,150	$138,624	$253,490	$383,212
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	83,506	77,532	245,967	220,861
Living income benefit rider	10,449	7,076	28,504	17,244
	$246,105	$223,232	$527,961	$621,317
The changes in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $152.7 million and $253.6 million for the three and nine months ended September 30, 2012, compared to $140.2 and $388.7 million for the same periods in 2011. The increases in interest credited were due to an increase in the average amount of annuity liabilities outstanding receiving a fixed rate of interest.
Amortization of deferred sales inducements increased to $7.7 million in the third quarter of 2012 and $50.4 million for the nine months ended September 30, 2012 compared to $(28.1) million and $22.9 million for the same periods in 2011. In general, amortization of deferred sales inducements has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 97% of our net annuity deposits during the three and nine months ended September 30, 2012 compared to 95% during the same periods in 2011. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized losses on investments and net OTTI losses recognized in operations and, in 2012, amortization associated with the estimated litigation liability. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options) because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceeds ten years. Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$35,987	$24,279	$102,596	$85,417
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(26,972)	(47,324)	(49,609)	(55,479)
Net realized losses on investments, net OTTI losses recognized in operations and litigation liability	(1,306)	(5,020)	(2,628)	(7,046)
Amortization of deferred sales inducements after gross profit adjustments	$7,709	$(28,065)	$50,359	$22,892
See Net income (loss) and Operating income (a non-GAAP financial measure) above for discussion of the impact of unlocking on amortization of deferred sales inducements for the three and nine months ended September 31, 2012 and 2011. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2011.
Change in fair value of embedded derivatives was an increase of $188.2 million in the third quarter of 2012 and $466.3 million for the nine months ended September 30, 2012 compared to decreases of $205.6 million and $138.2 million for the same periods in 2011. The increases during the three and nine months ended September 30, 2012 include an increase of $1.8 million and a decrease of $5.6 million, respectively, in the fair value of the 2015 notes embedded derivative, compared to decreases of $41.4 million and $44.9 million for the same periods in 2011. As discussed previously, these amounts were offset by increases/decreases in the change in fair value of the 2015 notes hedges. The remainder of the 2012 and 2011 amounts relate to fixed index annuity embedded derivatives and resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund these index credits discussed above in change in fair value of derivatives; (ii) changes in discount rates used in estimating our liability for policy growth; and (iii) the growth in the host component of the policy liability. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2011. The primary reasons for the increases in the change in fair value of the embedded derivatives during the first three quarters of 2012 were increases in the expected index credits that resulted from increases in the fair value of the call options acquired to fund these index credits and decreases in the discount rates used in estimating our liability for policy growth. The primary reason for the decreases in the change in fair value of embedded derivatives during the three and nine months ended September 30, 2011 was decreases in the expected index credits on the next policy anniversary dates which correlated with the changes in the fair value of the call options acquired to fund these index credits. Change in fair value of embedded derivatives for all periods presented were affected by changes in assumptions utilized in determining fair value to be consistent with the revised key assumption used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements as a result of our unlocking process.
Interest expense on notes payable decreased 11% to $7.1 million in the third quarter of 2012 and 11% to $21.2 million for the nine months ended September 30, 2012 compared to $8.0 million and $23.7 million for the same periods in 2011. These decreases were primarily due to the extinguishment of $46.3 million principal amount of the 2024 notes at par as holders required us to repurchase the notes at the initial put date of December 15, 2011.
Interest expense on subordinated debentures decreased 7% to $3.2 million in the third quarter of 2012 and remained unchanged at $10.4 million for the nine months ended September 30, 2012 compared to $3.5 million and $10.4 million for the same periods in 2011. The decrease in the third quarter 2012 was primarily due to the retirement of our 8% Convertible Junior Subordinated Debentures (the "Debentures") in July 2012 (see note 7 to our unaudited consolidated financial statements) that reduced the outstanding interest bearing debt and resulted in a decrease in the weighted average interest rate for the three months ended September 30, 2012 of 4.92% compared to 5.10% for the same period in 2011. The interest expense for the nine months ended September 30, 2012 remained unchanged due to the weighted average interest rate increasing to 5.20% compared to 5.09% for the same period in 2011. The weighted average interest rate fluctuates from period to period because $169.6 million principal amount of the subordinated debentures has floating rates of interest based upon the three month London Interbank Offered Rate plus an applicable margin. See Financial Condition - Liabilities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2011.
Amortization of deferred policy acquisition costs increased to $26.0 million in the third quarter of 2012 and $105.1 million for the nine months ended September 30, 2012 compared to $(28.9) million and $65.2 million for the same periods in 2011. In general, amortization of deferred policy acquisition costs has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized losses on investments and net OTTI losses recognized in operations and, in 2012, amortization associated with the estimated litigation liability. As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts.

Amortization of deferred policy acquisition costs is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$61,590	$42,197	$171,686	$149,771
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(33,559)	(63,919)	(62,144)	(74,411)
Net realized losses on investments, net OTTI losses recognized in operations and litigation liability	(2,077)	(7,208)	(4,456)	(10,205)
Amortization of deferred policy acquisition costs after gross profit adjustments	$25,954	$(28,930)	$105,086	$65,155
See Net income (loss) and Operating income (a non-GAAP financial measure) above for discussion of the impact of unlocking on amortization of deferred policy acquisition costs for the three and nine months ended September 31, 2012 and 2011. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2011.
Other operating costs and expenses increased 127% to $36.2 million in the third quarter of 2012 and 54% to $76.8 million for the nine months ended September 30, 2012 compared to $15.9 million and $50.0 million for the same periods in 2011. The increases in the 2012 periods include the $17.5 million estimated litigation liability that was accrued during at September 30, 2012 and was recognized in other operating costs and expenses. Other operating expenses also increased $2.2 million during the third quarter of 2012 and $7.2 million for the nine months ended September 30, 2012 due to a change in accounting which we adopted prospectively effective January 1, 2012 for the types of costs that may be capitalized as acquisition costs of new and renewal insurance contracts (see note 1 to our unaudited consolidated financial statements).
Income tax expense (benefit) decreased 40% to $(4.6) million in the third quarter of 2012 and decreased 42% to $10.9 million for the nine months ended September 30, 2012 compared to $(7.6) million and $18.9 million for the same periods in 2011. These changes in income tax expense (benefit) were primarily due to changes in income (loss) before income taxes. Income tax expense (benefit) and the resulting effective tax rate are based upon two components of income (loss) before income taxes (benefits) ("pretax income") that are taxed at different tax rates. Life insurance income is generally taxed at an effective rate of approximately 35.6% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income (loss) for the parent company and other non-life insurance subsidiaries is generally taxed at an effective tax rate of 41.5% reflecting the combined federal / state income tax rates. The effective tax rates resulting from the combination of the income tax provisions for the life / non-life sources of income (loss) vary from period to period based primarily on the relative size of pretax income (loss) from the two sources. The effective tax rate for these periods ranged from 33.8% to 37.1%.
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

The composition of our investment portfolio is summarized in the table below:

	September 30, 2012		December 31, 2011
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$5,205	—%	$4,678	—%
United States Government sponsored agencies	1,958,737	7.5%	4,368,053	17.9%
United States municipalities, states and territories	3,571,462	13.7%	3,333,383	13.7%
Foreign government obligations	98,825	0.4%	43,228	0.2%
Corporate securities	13,319,047	51.1%	10,192,293	41.8%
Residential mortgage backed securities	2,565,959	9.9%	2,703,290	11.1%
Commercial mortgage backed securities	78,912	0.3%	—	—%
Other asset backed securities	888,393	3.4%	463,390	1.9%
Total fixed maturity securities	22,486,540	86.3%	21,108,315	86.6%
Equity securities	61,604	0.2%	62,845	0.2%
Mortgage loans on real estate	2,724,321	10.5%	2,823,047	11.6%
Derivative instruments	577,784	2.2%	273,314	1.1%
Other investments	196,779	0.8%	115,930	0.5%
	$26,047,028	100.0%	$24,383,451	100.0%
During the nine months ended September 30, 2012 and 2011, we received $3.8 billion and $2.9 billion, respectively, in redemption proceeds related to calls of our callable United States Government sponsored agency securities and public and private corporate bonds, of which $2.6 billion during the nine months ended September 30, 2012 were classified as held for investment . There were no calls of held for investment securities during the nine months ended September 30, 2011. The proceeds from these redemptions that have been reinvested have primarily been in United States government sponsored agencies, corporate securities, commercial mortgage backed securities and other asset backed securities. For the remaining amount to be reinvested we are considering further diversification into other asset classes, but we remain committed to maintaining a high quality investment portfolio with low credit risk. At September 30, 2012, 30% of our fixed income securities have call features and 1% ($0.1 billion) were subject to call redemption. Another 10% ($1.9 billion) will become subject to call redemption during the next twelve months (principally the last last quarter of 2012 and the second quarter of 2013).
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. Historically, we have had a high percentage of our fixed maturity securities in U.S. Government sponsored agency securities (for the most part Federal Home Loan Mortgage Corporation and Federal National Mortgage Association). While U.S. Government sponsored agency securities are of high credit quality, the call features have resulted in our excess cash position. These calls resulted from the low interest rate and tight agency spread environment. Since 2007, when we had almost 80% of our fixed maturity portfolio invested in callable agencies, we have reallocated a significant portion of our fixed maturities from the callable agency securities to other highly rated, long-term securities. The largest portion of our fixed maturity securities are now in investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities. We have also built a portfolio of residential mortgage backed securities ("RMBS") that provide our investment portfolio a source of regular cash flow and higher yielding assets than our agency securities. Beginning in 2009, we have acquired a portfolio of taxable bonds issued by municipalities, states and territories of the United States that provide us with attractive yields while consistent with our aversion to credit risk. In 2012, we have increased our position in other asset backed securities as well as establishing a position in commercial mortgage backed securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	September 30, 2012		December 31, 2011
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$13,889,605	61.8%	$14,777,524	70.0%
Baa	7,214,242	32.1%	4,945,809	23.4%
Total investment grade	21,103,847	93.9%	19,723,333	93.4%
Ba	254,342	1.1%	257,585	1.2%
B	188,838	0.9%	169,112	0.8%
Caa and lower	818,111	3.6%	858,694	4.1%
In or near default	121,402	0.5%	99,591	0.5%
Total below investment grade	1,382,693	6.1%	1,384,982	6.6%
	$22,486,540	100.0%	$21,108,315	100.0%

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
The table below presents our fixed maturity securities by NAIC designation:

	September 30, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$13,007,318	$14,591,003	$14,591,003	64.9%	$14,359,272	$15,486,571	$15,469,765	73.3%
2	6,846,088	7,538,539	7,538,539	33.6%	4,894,739	5,272,759	5,272,759	25.0%
3	319,697	304,463	316,752	1.4%	335,642	315,406	331,996	1.6%
4	31,719	32,361	32,361	0.1%	26,674	23,989	23,989	0.1%
5	4,451	4,006	4,006	—%	4,932	5,756	5,756	—%
6	2,789	3,879	3,879	—%	3,226	4,050	4,050	—%
	$20,212,062	$22,474,251	$22,486,540	100.0%	$19,624,485	$21,108,531	$21,108,315	100.0%

A summary of our RMBS by collateral type and split by NAIC designation, as well as a separate summary of securities for which we have recognized OTTI and those which we have not recognized any OTTI is as follows as of September 30, 2012:

Collateral Type	Principal Amount	Amortized Cost	Fair Value
	(Dollars in thousands)
OTTI has not been recognized
Government agency	$641,422	$590,724	$693,914
Prime	945,241	900,427	947,156
Alt-A	42,240	42,814	42,905
	$1,628,903	$1,533,965	$1,683,975
OTTI has been recognized
Prime	$626,695	$551,983	$543,988
Alt-A	434,107	347,132	337,996
	$1,060,802	$899,115	$881,984
Total by collateral type
Government agency	$641,422	$590,724	$693,914
Prime	1,571,936	1,452,410	1,491,144
Alt-A	476,347	389,946	380,901
	$2,689,705	$2,433,080	$2,565,959
Total by NAIC designation
1	$2,403,998	$2,176,085	$2,314,091
2	263,528	238,012	232,812
3	18,135	16,407	17,184
6	4,044	2,576	1,872
	$2,689,705	$2,433,080	$2,565,959
The amortized cost and fair value of fixed maturity securities at September 30, 2012, by contractual maturity, are presented in Note 3 to our consolidated financial statements in this form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
		(Dollars in thousands)
September 30, 2012
Fixed maturity securities, available for sale:
United States Government sponsored agencies	7	$483,766	$(486)	$483,280
United States municipalities, states and territories	1	273	(2)	271
Corporate securities:
Finance, insurance and real estate	23	284,360	(13,651)	270,709
Manufacturing, construction and mining	17	143,449	(3,760)	139,689
Utilities and related sectors	15	122,282	(8,417)	113,865
Wholesale/retail trade	4	23,276	(1,008)	22,268
Services, media and other	2	6,023	(94)	5,929
Residential mortgage backed securities	70	613,688	(41,002)	572,686
Commercial mortgage backed securities	2	18,449	(30)	18,419
Other asset backed securities	7	58,140	(1,863)	56,277
	148	$1,753,706	$(70,313)	$1,683,393
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,048	$(12,289)	$63,759

Equity securities, available for sale:
Services, media and other	1	$10,125	$(1,157)	$8,968

December 31, 2011
Fixed maturity securities, available for sale:
United States municipalities, states and territories	1	$3,545	$(10)	$3,535
Foreign government obligations	1	14,524	(242)	14,282
Corporate securities:
Finance, insurance and real estate	52	562,449	(52,186)	510,263
Manufacturing, construction and mining	31	226,113	(8,758)	217,355
Utilities and related sectors	28	226,551	(14,522)	212,029
Wholesale/retail trade	4	26,180	(1,382)	24,798
Services, media and other	9	47,937	(3,144)	44,793
Residential mortgage backed securities	95	1,077,045	(72,081)	1,004,964
Other asset backed securities	17	136,703	(5,611)	131,092
	238	$2,321,047	$(157,936)	$2,163,111
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$75,932	$(16,590)	$59,342

Equity securities, available for sale
Finance, insurance and real estate	7	$28,123	$(4,345)	$23,778
Unrealized losses decreased $95.1 million from $178.9 million at December 31, 2011 to $83.8 million at September 30, 2012. Unrealized losses decreased due to a narrowing of credit spreads in certain sectors of the corporate bond market during the nine months ended September 30, 2012.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
September 30, 2012
1	$1,120,858	63.8%	$(40,943)	49.6%
2	455,708	25.9%	(19,708)	23.9%
3	164,434	9.3%	(20,022)	24.2%
4	12,563	0.7%	(779)	0.9%
5	4,006	0.2%	(445)	0.5%
6	1,872	0.1%	(705)	0.9%
	$1,759,441	100.0%	$(82,602)	100.0%
December 31, 2011
1	$1,229,962	54.9%	$(88,632)	50.8%
2	825,771	36.9%	(56,551)	32.4%
3	165,902	7.4%	(25,402)	14.6%
4	15,310	0.7%	(3,026)	1.7%
5	—	—%	—	—%
6	2,098	0.1%	(915)	0.5%
	$2,239,043	100.0%	$(174,526)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 150 and 246 securities, respectively) have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011, along with a description of the factors causing the unrealized losses is presented in Note 3 to our consolidated financial statements in this Form 10-Q, which is incorporate by reference in the Item 2.

At September 30, 2012 and December 31, 2011, the amortized cost and fair value of fixed maturity securities and equity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
September 30, 2012
Fixed maturity securities:
Investment grade:
Less than six months	41	$826,340	$821,427	$(4,913)
Six months or more and less than twelve months	11	53,110	51,821	(1,289)
Twelve months or greater	25	210,318	195,144	(15,174)
Total investment grade	77	1,089,768	1,068,392	(21,376)
Below investment grade:
Less than six months	9	109,369	104,152	(5,217)
Six months or more and less than twelve months	4	60,642	58,799	(1,843)
Twelve months or greater	59	569,975	515,809	(54,166)
Total below investment grade	72	739,986	678,760	(61,226)
Equity securities:
Less then six months	—	—	—	—
Six months or more and less than twelve months	1	10,125	8,968	(1,157)
Twelve months or greater	—	—	—	—
Total equity securities	1	10,125	8,968	(1,157)
	150	$1,839,879	$1,756,120	$(83,759)
December 31, 2011
Fixed maturity securities:
Investment grade:
Less than six months	105	$888,771	$845,654	$(43,117)
Six months or more and less than twelve months	16	133,766	121,320	(12,446)
Twelve months or greater	32	333,116	304,408	(28,708)
Total investment grade	153	1,355,653	1,271,382	(84,271)
Below investment grade:
Less than six months	15	193,472	180,373	(13,099)
Six months or more and less than twelve months	8	56,065	50,215	(5,850)
Twelve months or greater	63	791,789	720,483	(71,306)
Total below investment grade	86	1,041,326	951,071	(90,255)
Equity securities:
Less then six months	4	17,123	15,004	(2,119)
Six months or more and less than twelve months	2	6,000	5,024	(976)
Twelve months or greater	1	5,000	3,750	(1,250)
Total equity securities	7	28,123	23,778	(4,345)
	246	$2,425,102	$2,246,231	$(178,871)

At September 30, 2012 and December 31, 2011, the amortized cost and estimated fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in an unrealized loss position greater than 20% were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
September 30, 2012
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	1	20,000	15,320	(4,680)
Twelve months or greater	—	—	—	—
Total investment grade	1	20,000	15,320	(4,680)
Below investment grade:
Less than six months	1	17,600	13,308	(4,292)
Six months or more and less than twelve months	1	20,613	16,104	(4,509)
Twelve months or greater	4	21,012	15,343	(5,669)
Total below investment grade	6	59,225	44,755	(14,470)
	7	$79,225	$60,075	$(19,150)

December 31, 2011
Investment grade:
Less than six months	9	$83,332	$56,501	$(26,831)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	9	83,332	56,501	(26,831)
Below investment grade:
Less than six months	4	38,506	29,076	(9,430)
Six months or more and less than twelve months	1	7,464	5,250	(2,214)
Twelve months or greater	3	78,945	61,440	(17,505)
Total below investment grade	8	124,915	95,766	(29,149)
	17	$208,247	$152,267	$(55,980)

The amortized cost and fair value of fixed maturity securities, by contractual maturity, that were in an unrealized loss position are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives, and are shown below as a separate line.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
September 30, 2012
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	34,407	32,216	—	—
Due after five years through ten years	129,038	126,593	—	—
Due after ten years through twenty years	638,645	627,810	—	—
Due after twenty years	261,339	249,392	76,048	63,759
	1,063,429	1,036,011	76,048	63,759
Residential mortgage backed securities	613,688	572,686	—	—
Commercial mortgage backed securities	18,449	18,419	—	—
Other asset backed securities	58,140	56,277	—	—
	$1,735,257	$1,664,974	$76,048	$63,759

December 31, 2011
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	18,066	16,725	—	—
Due after five years through ten years	374,616	356,620	—	—
Due after ten years through twenty years	359,672	319,977	—	—
Due after twenty years	354,945	333,733	75,932	59,342
	1,107,299	1,027,055	75,932	59,342
Residential mortgage backed securities	1,077,045	1,004,964	—	—
Other asset backed securities	136,703	131,092	—	—
	$2,321,047	$2,163,111	$75,932	$59,342
International Exposure
We hold fixed maturity securities with international exposure. As of September 30, 2012, 14% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. All of these securities are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2), except for three securities with a total fair value of $33.7 million which are all NAIC 3. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	September 30, 2012
	Amortized Cost	Carrying Amount/Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$224,392	$229,039	1.0%
Asia/Pacific	102,898	117,163	0.5%
Non-GIIPS Europe	1,221,366	1,346,590	6.0%
Latin America	167,061	183,138	0.8%
Non-U.S. North America	621,279	705,338	3.1%
Australia & New Zealand	311,271	336,677	1.5%
Other	260,509	299,944	1.4%
	$2,908,776	$3,217,889	14.3%
(1) Greece, Ireland, Italy, Portugal and Spain continue to cause credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. All of our exposure in GIIPS are corporate securities with issuers domiciled in these countries. None of our foreign government obligations were held in any of these countries.

Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our RMBS as we monitor all of our RMBS on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At September 30, 2012, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Investment grade
Corporate fixed maturity securities:
Finance	4	$64,524	$(9,595)	$54,929	10 - 22	0 - 11
Industrial	3	18,264	(2,044)	16,220	14 - 25	—
	7	$82,788	$(11,639)	$71,149
Below investment grade
Corporate fixed maturity securities:
Finance	1	$4,451	$(445)	$4,006	7	—
Industrial	1	20,613	(4,509)	16,104	16	6
	2	25,064	(4,954)	20,110
	9	$107,852	(16,593)	$91,259
All of the investment grade securities on the watch list, as well as the industrial that is below investment grade, have Eurozone exposure that has contributed to their depressed fair values. Our analysis of all of the securities on the watch list that we have determined are temporarily impaired and their credit performance at September 30, 2012 is as follows:
Finance:  The decline in value of four securities rated investment grade is due to the continued wide spreads as a result of the ongoing concerns relating to capital, asset quality and earnings stability due to the financial events of the past three years and the ongoing events in the Eurozone, specifically the sovereign debt crisis. While these issuers have had their financial position and profitability weakened by the credit and liquidity crisis, we have determined that these securities were not other than temporarily impaired due to our evaluation of the operating performance and the credit worthiness of each individual issuer. The below investment grade security relates to concerns pertaining to the expiration of a lease of a tenant in a commercial property backing this security. We have determined that this security is not other than temporarily impaired due to our evaluation. Furthermore, progress has been made on resolving the issue, and we anticipate a resolution by December 31, 2012.
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
Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location, and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts net of valuation allowances. At September 30, 2012 and December 31, 2011 the largest principal amount outstanding for any single mortgage loan was $29.9 million and $10.2 million, respectively, and the average loan size was $2.4 million as of both reporting dates. We have the contractual ability to pursue full personal recourse on 11.7% of the loans and partial personal recourse on 32.1% of the loans, and master leases provide us recourse against the principals of the borrowing entity on 4.3% of the loans. In addition, the average loan to value ratio for the overall portfolio was 54.7% and 54.5% at September 30, 2012 and December 31, 2011, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a current appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 - Mortgage Loans on Real Estate in our Consolidated Financial Statements.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At September 30, 2012, we had commitments to fund commercial mortgage loans totaling $48.9 million, with fixed interest rates ranging from 4.30% to 5.00%. In 2012, the commercial mortgage loan industry has become very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the nine months ended September 30, 2012, we received $269.6 million in cash for loans being paid in full compared to $65.9 million for the nine months ended September 30, 2011. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, many borrowers are paying the prepayment fee and refinancing at a lower rate.
See Note 4 to our unaudited consolidated financial statements for a presentation of our specific and general loan loss allowances, foreclosure activity and troubled debt restructure analysis.
We recorded impairment losses of $2.9 million on six mortgage loans with outstanding principal due totaling $20.3 million and impairment losses of $13.2 million on twenty-one mortgage loans with outstanding principal due totaling $64.0 million, during the three and nine months ended September 30, 2012, respectively. We recorded impairment losses of $16.0 million on seventeen mortgage loans with outstanding principal due totaling $57.2 million and impairment losses of $20.9 million on twenty-five mortgage loans with outstanding principal due totaling $78.3 million during the same periods in 2011.
At September 30, 2012, we have ten mortgages that are in the process of being satisfied by our taking ownership of the real estate serving as collateral. These loans have an outstanding principal balance of $36.0 million and we have recorded specific loan loss allowances totaling $8.7 million, of which $1.7 million and $6.6 million of losses were recognized during the three and nine months ended September 30, 2012, respectively. We also have fifteen commercial mortgage loans at September 30, 2012 with an outstanding principal balance of $44.4 million that have been given "workout" terms which generally allow for interest only payments or the capitalization of interest for a specified period of time and we have recorded specific loan loss allowances on six of these loans (principal balance of $18.0 million) of $9.8 million. At September 30, 2012, we had no commercial mortgage loans that were delinquent (60 days or more past due at the reporting date). The total outstanding principal balance of these twenty-five loans is $80.4 million, which represents less than 3% of our total mortgage loan portfolio.
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

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Mortgage loans with allowances	$66,051	$67,698
Mortgage loans with no allowance for losses	30,535	63,023
Allowance for probable loan losses	(26,422)	(23,664)
Net carrying value	$70,164	$107,057
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

Liquidity and Capital Resources
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $1.6 billion in the nine months ended September 30, 2012 compared to $2.3 billion for the nine months ended September 30, 2011, with the decrease primarily attributable to a $776.6 million decrease in net annuity deposits after coinsurance. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans. As reported above under Financial Condition - Investments, during the the three and nine months ended September 30, 2012 and 2011, we experienced a significant amount of calls of United States Government sponsored agency securities. As a result we have had elevated levels of cash and cash equivalents during the first nine months of 2012 and 2011. The proceeds from these redemptions that have been reinvested have primarily been in United States government sponsored agencies, corporate securities, commercial mortgage backed securities and other asset backed securities. For the remaining amount to be reinvested we are considering further diversification into other asset classes, but we remain committed to maintaining a high quality investment portfolio with low credit risk. At September 30, 2012, 30% of our fixed income securities have call features and 1% ($0.1 billion) were subject to call redemption. Another 10% ($1.9 billion) will become subject to call redemption during the next twelve months (principally the last quarter of 2012 and the second quarter of 2013).
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
The statutory capital and surplus of our life insurance subsidiaries at September 30, 2012 was $1.6 billion. American Equity Investment Life Insurance Company (American Equity Life) made surplus note interest payments to us of $3.0 million during the nine months ended September 30, 2012. For the remainder of 2012, up to $195.5 million can be distributed by American Equity Life as dividends under applicable laws and regulations without prior regulatory approval. Dividends may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had $710.7 million of statutory earned surplus at September 30, 2012. The transfer of funds by American Equity Life is also restricted by a covenant in our revolving line of credit which requires American Equity Life to maintain a minimum risk-based capital ratio of 275%.
Cash and cash equivalents of the parent holding company at September 30, 2012, was $15.6 million. $0.9 million of the cash and cash equivalents of the parent holding company will be utilized to settle the remaining trust preferred securities that were not converted (see note 7 to our consolidated financial statements). In addition, we have a $160 million line of credit, with no borrowings outstanding, available through January 2014 for general corporate purposes of the parent company and its subsidiaries.
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

Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at September 30, 2012, of which $85.5 million has been swapped to a fixed rate and $79.0 million has been capped for a term of seven years beginning March or July 2014 (See Note 5 to our unaudited consolidated financial statements). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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
If interest rates were to increase 10% (28 basis points) from levels at September 30, 2012, we estimate that the fair value of our fixed maturity securities would decrease by approximately $586.2 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $186.4 million in the accumulated other comprehensive income and a decrease in stockholders' equity. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2011.
At September 30, 2012, 30% of our fixed income securities have call features and 1% ($0.1 billion) were subject to call redemption. Another 10% ($1.9 billion) will become subject to call redemption during the next twelve months (principally the last quarter of 2012 and the second quarter of 2013). During the nine months ended September 30, 2012 and 2011, we received $3.8 billion and $2.9 billion, respectively, in redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At September 30, 2012, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.
We purchase call options on the applicable indices to fund the annual index credits on our fixed index annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for fixed index products. For the nine months ended September 30, 2012 and 2011, the annual index credits to policyholders on their anniversaries were $253.5 million and $383.2 million, respectively. Proceeds received at expiration of these options related to such credits were $253.6 million and $388.7 million for the nine months ended September 30, 2012 and 2011, respectively.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2012 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 8 - Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosures that supplements the disclosure in Note 13 - Commitments and Contingencies to the Consolidated Financial Statements of our 2011 Annual Report on Form 10-K.
Item 1A. Risk Factors

Our 2011 Annual Report on Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the nine months ended September 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuer purchases of equity securities for the quarter ended September 30, 2012.

We have a Rabbi Trust, the NMO Deferred Compensation Trust, which purchases our common shares to fund the amount of shares earned by our agents under the NMO Deferred Compensation Plan. At September 30, 2012, all shares earned and vested by agents have been purchased and contributed to the Rabbi Trust.

In addition, we have a share repurchase program under which we are authorized to purchase up to 10,000,000 shares of our common stock. As of September 30, 2012, no shares of our common stock had been repurchased under this program.

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

Date: November 9, 2012	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

	By:	/s/ John M. Matovina
John M. Matovina, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Scott A. Samuelson
Scott A. Samuelson, Vice President - Controller
(Principal Accounting Officer)