Form 10-K
period 2012-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2013-03-07
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $630,528,409 based on the closing price of $11.01 per share, the closing price of the common stock on the New York Stock Exchange on June 30, 2012.
Shares of common stock outstanding as of February 28, 2013: 63,362,834
Documents incorporated by reference: Portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held June 6, 2013, which will be filed within 120 days after December 31, 2012, are incorporated by reference into Part III of this report.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

PART I.
Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Mine Safety Disclosures	15
PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item 6.	Selected Consolidated Financial Data	16
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 8.	Consolidated Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	45
Item 9A.	Controls and Procedures	45
Item 9B.	Other Information	45
PART III.
	The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2012.	45
PART IV.
Item 15.	Exhibits, Financial Statement Schedules	46
SIGNATURES		47
Index to Consolidated Financial Statements and Schedules		F-1
Exhibit Index
Exhibit 12.1	Ratio of Earnings to Fixed Charges
Exhibit 21.2	Subsidiaries of American Equity Investment Life Holding Company
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Certification
Exhibit 31.2	Certification
Exhibit 32.1	Certification
Exhibit 32.2	Certification

PART I

Item 1.    Business
Introduction
We are a leader in the development and sale of fixed index and fixed rate annuity products. We were incorporated in the state of Iowa on December 15, 1995. We are a full service underwriter of fixed annuity and life insurance products through our wholly-owned life insurance subsidiaries, American Equity Investment Life Insurance Company ("American Equity Life"), American Equity Investment Life Insurance Company of New York, and Eagle Life Insurance Company ("Eagle Life"). Our business consists primarily of the sale of fixed index and fixed rate annuities and, accordingly, we have only one business segment. Our business strategy is to focus on growing our annuity business and earn predictable returns by managing investment spreads and investment risk. We are currently licensed to sell our products in 50 states and the District of Columbia. Throughout this report, unless otherwise specified or the context otherwise requires, all references to "American Equity", the "Company", "we", "our" and similar references are to American Equity Investment Life Holding Company and its consolidated subsidiaries.
Investor related information, including periodic reports filed on Forms 10-K, 10-Q and 8-K and all amendments to such reports may be found on our internet website at www.american-equity.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission ("SEC"). In addition, we have available on our website our: (i) code of business conduct and ethics; (ii) audit committee charter; (iii) compensation committee charter; (iv) nominating/corporate governance committee charter; (v) disclosure committee charter; and (vi) corporate governance guidelines. The information incorporated herein by reference is also electronically accessible from the SEC's website at www.sec.gov.
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
According to AnnuitySpecs.com, total industry sales of fixed index annuities increased 6% to $25.5 billion for the first three quarters of 2012 from $24.1 billion for the first three quarters of 2011, and increased 0.13% to $32.4 billion in 2011 from $32.3 billion in 2010. Our wide range of fixed index and fixed rate annuity products has enabled us to enjoy favorable growth during volatile equity and bond markets.
Strategy
Our business strategy is to grow our annuity business and earn predictable returns by managing investment spreads and investment risk. Key elements of this strategy include the following:
Enhance our Current Independent Agency Network.  We believe that our successful relationships with approximately 60 national marketing organizations represent a significant competitive advantage. Our objective is to improve the productivity and efficiency of our core distribution channel by focusing our marketing and recruiting efforts on those independent agents capable of selling $1 million or more of annuity premium annually. This level of production qualifies them for our Gold Eagle program which was introduced at the beginning of 2007. We believe the Gold Eagle program has been effective as evidenced by the number of qualified Gold Eagle agents ranging from 945 to as many as 1,227 during the last three calendar years. Our Gold Eagle agents account for 59% of total production in 2012 and 57 % of total production in 2011 and 2010. Gold Eagle qualifiers receive a combination of cash and equity-based incentives as motivation for producing business for us. The equity-based incentive compensation component of our Gold Eagle program is unique in our industry and distinguishes us from our competitors. Our continuing focus on relationships and efficiency will ultimately reduce our independent agents to a core group of professional annuity producers. We will also be alert to opportunities to establish relationships with national marketing organizations and agents not presently associated with us and will strive to provide all of our marketers with the highest quality service possible.
Continue to Introduce Innovative and Competitive Products.  We intend to be at the forefront of the fixed index and fixed rate annuity industry in developing and introducing innovative and new competitive products. We were one of the first companies to offer a fixed index annuity that allows a choice among interest crediting strategies which includes both equity and bond indices as well as a traditional fixed rate strategy. We were also one of the first companies to include a living income benefit rider with our fixed index annuities. We enhanced our living income benefit rider to provide policyholders with protection against inflation. We believe that our continued focus on anticipating and being responsive to the product needs of our independent agents and policyholders will lead to increased customer loyalty, revenues and profitability.
Use our Expertise to Achieve Targeted Spreads on Annuity Products.  Historically, we have had a successful track record in achieving the targeted spreads on our annuity products. This historical success has been challenged in the current extended low interest rate environment. However, we intend to continue to leverage our experience and expertise in managing the investment spread during a range of interest rate environments to achieve, or work towards achieving, our targeted spreads.

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
Take Advantage of the Growing Popularity of Index Products.  We believe that the growing popularity of fixed index annuity products that allow equity and bond market participation without the risk of loss of the premium deposit presents an attractive opportunity to grow our business. We intend to capitalize on our reputation as a leading provider of fixed index annuities in this expanding segment of the annuity market.
Focus on High Quality Service to Agents and Policyholders.  We have maintained high quality personal service as one of our highest priorities since the inception of our business and continue to strive for an unprecedented level of timely and accurate service to both our agents and policyholders. We believe this is one of our strongest competitive advantages.
Expand our Distribution Channels.  We formed Eagle Life with the vision of developing a network of broker-dealer firms and registered investment advisors to distribute fixed index annuity products. We believe this to be the most effective means of building a core distribution channel of selling firms with representatives capable of selling $1 million or more of annuity premium annually.
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

	Year Ended December 31,
	2012		2011		2010
Product Type	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$2,225,902	56%	$2,839,295	56%	$2,401,891	51%
Fixed strategy	1,208,324	31%	1,377,987	27%	1,551,007	33%
	3,434,226	87%	4,217,282	83%	3,952,898	84%
Fixed rate annuities	348,049	9%	567,229	11%	544,193	12%
Single premium immediate annuities	164,657	4%	305,603	6%	171,628	4%
	$3,946,932	100%	$5,090,114	100%	$4,668,719	100%
Fixed Index Annuities
Fixed index annuities allow policyholders to earn index credits based on the performance of a particular index without the risk of loss of their principal. Most of these products allow policyholders to transfer funds once a year among several different crediting strategies, including one or more index based strategies and a traditional fixed rate strategy. Approximately 97%, 95% and 95% of our fixed index annuity sales for the years ended December 31, 2012, 2011 and 2010, respectively, were "premium bonus" products. The initial annuity deposit on these policies is increased at issuance by a specified premium bonus ranging from 3% to 10%. Generally, there is a compensating adjustment in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.
The annuity contract value is equal to the sum of premiums paid, premium bonuses and interest credited ("index credits"), which is based upon an overall limit (or "cap") or a percentage (the "participation rate") of the annual appreciation (based in certain situations on monthly averages or monthly point-to-point calculations) in a recognized index or benchmark. Caps and participation rates limit the amount of annual interest the policyholder may earn in any one contract year and may be adjusted by us annually subject to stated minimums. Caps generally range from 1% to 13.5% and participation rates generally range from 10% to 100%. In addition, some products have an "asset fee" ranging from 1.5% to 5%, which is deducted from annual interest to be credited. For products with asset fees, if the annual appreciation in the index does not exceed the asset fee, the policyholder's index credit is zero. The minimum guaranteed contract values are equal to 87.5% of the premium collected plus interest credited at an annual rate ranging from 1% to 3.5%.
Fixed Rate Annuities
Fixed rate deferred annuities include annual reset and multi-year rate guaranteed products. Our annual reset fixed rate annuities have an annual interest rate (the "crediting rate") that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Our multi-year rate guaranteed annuities are similar to our annual reset products except that the initial crediting rate is guaranteed for up to a seven-year period before it may be changed at our discretion. The guaranteed rate on our fixed rate deferred annuities ranges from 1% to 4% and the initial guaranteed rate on our multi-year rate guaranteed policies ranges from 1.8% to 5%.

The initial crediting rate is largely a function of the interest rate we can earn on invested assets acquired with new annuity deposits and the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender assumptions, competitive industry pricing and crediting rate history for particular groups of annuity policies with similar characteristics. As of December 31, 2012, crediting rates on our outstanding fixed rate deferred annuities generally ranged from 1.6% to 5%. The average crediting rate on our outstanding fixed rate deferred annuities at December 31, 2012 was 3.13%.
We also sell single premium immediate annuities ("SPIAs"). Our SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issue. The amounts, frequency and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 2.38% at December 31, 2012.
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
Beginning in July 2007, substantially all of our fixed index annuity policies were issued with a lifetime income benefit rider. This rider provides an additional liquidity option to policyholders. With the lifetime income benefit rider a policyholder can elect to receive guaranteed payments for life from their contract without requiring them to annuitize their contract value. The amount of the living income benefit available is determined by the growth in the policy's income account value as defined in the rider (4.5% to 8.0%) and the policyholder's age at the time the policyholder elects to begin receiving living income benefit payments. Living income benefit payments may be stopped and restarted at the election of the policyholder.
Life Insurance
These products include traditional ordinary and term, universal life and other interest-sensitive life insurance products. We have approximately $2.4 billion of life insurance in force as of December 31, 2012. We intend to continue offering life insurance products for individual and group markets. Premiums related to this business accounted for 1% or less of revenues for the years ended December 31, 2012, 2011 and 2010.
Investments/Spread Management
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
Marketing
We market our products through a variable cost brokerage distribution network of approximately 60 national marketing organizations and, through them, approximately 24,000 independent agents. We emphasize high quality service to our agents and policyholders along with the prompt payment of commissions to our agents. We believe this has been significant in building excellent relationships with our existing agency force.
Our independent agents and agencies range in profile from national sales organizations to personal producing general agents. We actively recruit new agents and terminate those agents who have not produced business for us in recent periods and are unlikely to sell our products in the future. In our recruitment efforts, we emphasize that agents have direct access to our executive officers, giving us an edge in recruiting over larger and foreign-owned competitors. We also emphasize our products, service and our Gold Eagle program which provides unique cash and equity-based incentives to those agents selling $1 million or more of annuity premium annually. We also have favorable relationships with our national marketing organizations, which have enabled us to efficiently sell through an expanded number of independent agents.
The insurance distribution system is comprised of insurance brokers and marketing organizations. We are pursuing a strategy to increase the efficiency of our distribution network by strengthening our relationships with key national and regional marketing organizations and are alert for opportunities to establish relationships with organizations not presently associated with us. These organizations typically recruit agents for us by advertising our products and our commission structure through direct mail advertising or seminars for insurance agents and brokers. These organizations bear most of the cost incurred in marketing our products. We compensate marketing organizations by paying them a percentage of the commissions earned on new annuity policy sales generated by the agents recruited by such organizations. We also conduct incentive programs for marketing organizations and agents from time to time, including equity-based programs for our leading national marketers and those agents qualifying for our Gold Eagle program. For additional information regarding our equity-based programs for our leading national marketers and independent agents, see note 11 to our consolidated financial statements. We generally do not enter into exclusive arrangements with these marketing organizations.
Three of our national marketing organizations accounted for more than 10% of the annuity deposits and insurance premiums collected during 2012, and we expect these organizations to continue as marketers for American Equity Life with a focus on selling our products. The states with the largest share of direct premiums collected during 2012 were: Florida (9.3%), California (8.7%), Illinois (6.4%), Texas (6.4%) and Pennsylvania (5.4%).
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
In January 2013, A.M. Best affirmed its rating outlook on the U.S. life/annuity sector as stable, which has been A.M. Best's outlook on our industry since 2010. In November 2012, Standard & Poor's issued its outlook on the U.S. life insurance sector as cautious, which changed from their stable outlook since late 2010. Broad economic uncertainties such as the low interest rate environment, relatively high unemployment and potential low sales of life insurance products are listed by Standard & Poor's for their modification to a cautious outlook from their prior stable outlook. We believe the rating agencies think the economic recovery will continue to be slow, which may leave the potential for further credit losses, and low interest rates will put pressure on life insurers' earnings. The rating agencies have heightened the level of scrutiny they apply to insurance companies, increased the frequency and scope of their credit reviews, and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.

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
Reinsurance
Coinsurance
American Equity Life has two coinsurance agreements with EquiTrust Life Insurance Company ("EquiTrust"), covering 70% of certain of our fixed index and fixed rate annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003, and 20% of those contracts issued from January 1, 2004 to July 31, 2004. The business reinsured under these agreements may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to EquiTrust under these agreements) were $1.0 billion and $1.1 billion at December 31, 2012 and 2011, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. EquiTrust has received a financial strength rating of "B+" (Good) with a stable outlook from A.M. Best Company. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible.
Effective July 1, 2009, we entered into two funds withheld coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda. One agreement ceded 20% of certain of our fixed index annuities issued from January 1, 2009 through March 31, 2010. The business reinsured under this agreement is not eligible for recapture until the end of the month following seven years after the date of issuance of the policy. The other agreement cedes 80% of our multi-year rate guaranteed annuities issued on or after July 1, 2009. The business reinsured under this agreement may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to Athene under these agreements) were $1.9 billion and $1.7 billion at December 31, 2012 and 2011, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to Athene should Athene fail to meet the obligations it has coinsured. The annuity deposits that have been ceded to Athene are being held in a trust on a funds withheld basis. American Equity Life is named as the sole beneficiary of the trust. The funds withheld are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the funds withheld account would ever reach a point where it is less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in a trust for the amount of any shortfall. None of the coinsurance deposits with Athene are deemed by management to be uncollectible.
Financing Arrangements
American Equity Life has three reinsurance transactions with Hannover Life Reassurance Company of America, ("Hannover"), which are treated as reinsurance under statutory accounting practices and as financing arrangements under U.S. generally accepted accounting principles ("GAAP"). The statutory surplus benefits under these agreements are eliminated under GAAP and the associated charges are recorded as risk charges and included in other operating costs and expenses in the consolidated statements of operations. The transactions became effective October 1, 2005 (the "2005 Hannover Transaction"), December 31, 2008 (the "2008 Hannover Transaction") and March 31, 2011 (the "2011 Hannover Transaction"). The 2008 Hannover Transaction and the 2011 Hannover Transaction terminate after the the final year of surplus reduction (see following discussion of each agreement), and the statutory surplus benefit is reduced over a five year period and is eliminated upon termination.
The 2011 Hannover Transaction is a coinsurance and yearly renewable term reinsurance agreement for statutory purposes and provided $49.2 million in net pretax statutory surplus benefit at inception in 2011. Pursuant to the terms of this agreement, pretax statutory surplus was reduced by $11.8 million and $9.2 million in 2012 and 2011, respectively, and is expected to be reduced as follows: 2013—$11.3 million, 2014—$10.8 million, and 2015—$10.3 million. These amounts include risk charges equal to 1.25% of the pretax statutory surplus benefit as of the end of each calendar quarter.
The 2008 Hannover Transaction is a coinsurance and yearly renewable term reinsurance agreement for statutory purposes and provided $29.5 million in net pretax statutory surplus benefit in 2008. Pursuant to the terms of this agreement, pretax statutory surplus was reduced by $6.8 million and $6.7 million in 2012 and 2011, respectively, and is expected to be reduced as follows: 2013—$6.9 million. These amounts include risk charges equal to 1.25% of the pretax statutory surplus benefit as of the end of each calendar quarter.

The 2005 Hannover Transaction is a yearly renewable term reinsurance agreement for statutory purposes covering 47% of waived surrender charges related to penalty free withdrawals and deaths on certain business. The agreement has been amended several times to include policy forms that were not in existence at the time this agreement became effective. We may recapture the risks reinsured under this agreement as of the end of any quarter. However, the agreement, as amended, makes it punitive to us if we do not recapture the business ceded prior to January 1, 2016. The reserve credit recorded on a statutory basis by American Equity Life was $180.3 million and $162.5 million at December 31, 2012 and 2011, respectively. We pay quarterly reinsurance premiums under this agreement with an experience refund calculated on a quarterly basis resulting in a risk charge equal to approximately 5.8% of the weighted average statutory reserve credit.
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
The maximum loss retained by us on all life insurance policies we have issued was $0.1 million or less as of December 31, 2012. American Equity Life's reinsured business under indemnity reinsurance agreements is primarily ceded to two reinsurers. Reinsurance related to life and accident and health insurance that was ceded by us to these reinsurers was immaterial.
During 2007, American Equity Life entered into reinsurance agreements with Ace Tempest Life Reinsurance Ltd and Hannover to cede to each 50% of the risk associated with our living income benefit rider on certain fixed index annuities issued in 2007. The amounts ceded under these agreements were immaterial as of and for the years ended December 31, 2012 and 2011.
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
Our life subsidiaries are subject to periodic examinations by state regulatory authorities. The New York Insurance Department is currently performing its usual tri-annual financial exam of American Equity Investment Life Insurance Company of New York for the period ending December 31, 2010. This exam is anticipated to be completed in 2013.
The payment of dividends or the distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary's state of domicile's insurance department. Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's statutory net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory surplus at the preceding December 31. For 2013, up to $99.2 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had $710.4 million of statutory earned surplus at December 31, 2012.
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
Historically, the federal government has not directly regulated the business of insurance. However, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation can significantly affect the insurance business. Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") generally provides for enhanced federal supervision of financial institutions, including insurance companies in certain circumstances, and financial activities that represent a systemic risk to financial stability or the U.S. economy. Under the Dodd-Frank Act, a Federal Insurance Office has been established within the U.S. Treasury Department to monitor all aspects of the insurance industry and its authority will likely extend to our business, although the Federal Insurance Office is not empowered with any general regulatory authority over insurers. The director of the Federal Insurance Office serves in an advisory capacity to the newly established Financial Stability Oversight Council and will have the ability to recommend that an insurance company be subject to heightened prudential standards by the Federal Reserve, if it is determined that financial distress at the company could pose a threat to financial stability in the U.S. The Dodd-Frank Act also provides for the preemption of state laws when inconsistent with certain international agreements.
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
The NAIC's RBC requirements provide for four levels of regulatory attention depending on the ratio of a company's total adjusted capital to its RBC. Adjusted capital is defined as the total of statutory capital and surplus, asset valuation reserve and certain other adjustments. Calculations using the NAIC formula at December 31, 2012, indicated that American Equity Life's ratio of total adjusted capital to the highest level at which regulatory action might be initiated was 332%.
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
Beginning in 2013, distributions from non-qualified annuity policies will be considered "investment income" for purposes of the newly enacted Medicare tax on investment income contained in the Health Care and Education Reconciliation Act of 2010. As a result, in certain circumstances a 3.8% tax ("Medicare Tax") may be applied to some or the entire taxable portion of distributions from non-qualified annuities to individuals whose income exceeds certain threshold amounts. This new tax may have an adverse effect on our ability to sell non-qualified annuities to individuals whose income exceeds these threshold amounts.

Employees
As of December 31, 2012, we had 399 full-time employees. We have experienced no work stoppages or strikes and consider our relations with our employees to be excellent. None of our employees are represented by a union.
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
Interest rate and credit spread risk. Our interest rate risk is related to market price and changes in cash flow. Substantial and sustained increases and decreases in market interest rates can materially and adversely affect the profitability of our products, our ability to earn predictable returns, the fair value of our investments and the reported value of stockholders' equity. A rise in interest rates, in the absence of other countervailing changes, will decrease the unrealized gain position of our investment portfolio and may result in an unrealized loss position. With respect to our available for sale fixed maturity securities, such declines in value (net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements) reduce our reported stockholders' equity and book value per share.
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
We hold an amount of fixed maturity securities that are callable by the issuer prior to maturity, and since 2008, we have received significant amounts of redemption proceeds related to calls of securities issued by United States Government sponsored agencies. We have reinvested the proceeds from these redemptions into new securities issued by such agencies, corporate securities and securities issued by United States municipalities, states and territories. The callable United States Government sponsored agencies that we own / purchase typically provide for 12 months of call protection, after which they may be called on the first anniversary of the issue date, or any semi-annual or annual redemption date thereafter. As such, at any financial reporting date, substantially all of the securities we own issued by United States Government sponsored agencies that are not residential mortgage-backed securities are callable by the respective agency within 12 months.
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
Credit risk. We are subject to the risk that the issuers of our fixed maturity securities and other debt securities and borrowers on our commercial mortgages, will default on principal and interest payments, particularly if a major downturn in economic activity occurs. An increase in defaults on our fixed maturity securities and commercial mortgage loan portfolios could harm our financial strength and reduce our profitability.
Credit and cash flow assumption risk is the risk that issuers of securities, mortgagees on mortgage loans or other parties, including reinsurers and derivatives counterparties, default on their contractual obligations or experience adverse changes to their contractual cash flow streams. We attempt to minimize the adverse impact of this risk by monitoring portfolio diversification by asset class, creditor, industry, and by complying with investment limitations governed by state insurance laws and regulations as applicable. We also consider all relevant objective information available in estimating the cash flows related to residential and commercial mortgage backed securities. We monitor and manage exposures to determine whether securities are impaired or loans are deemed uncollectible.
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
Liquidity risk. We could have difficulty selling our commercial mortgage loans because they are less liquid than our publicly traded securities. If we require significant amounts of cash on short notice, we may have difficulty selling these loans at attractive prices or in a timely manner, or both.

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
Persistent environment of low interest rates affects and may continue to negatively affect our results of operations and financial condition.
Prolonged periods of low interest rates may have a negative impact on our ability to sell our fixed index annuities as consumers look for other savings instruments with potentially higher yields to fund retirement. In times of low interest rates, such as we have been experiencing since 2010 and which we expect to continue to experience in 2013, it is difficult to offer attractive rates and benefits to customers while maintaining profitability, which may limit sales growth of interest sensitive products.
Sustained declines in interest rates may subject us to lower returns on our invested assets, and we have had to and may have to continue to reinvest the cash we receive from premiums and interest or return of principal on our investments in instruments with yields less than those we currently own. This may reduce our future net investment income and compress the spread on our annuity products. Further, borrowers may prepay fixed maturity securities in order to borrow at lower market rates. Any related prepayment fees are recorded in net investment income and may create income statement volatility.
An environment of rising interest rates may materially affect our liquidity and financial condition.
Periods of rising interest rates may cause increased policy surrenders, withdrawals and requests for policy loans on deferred annuity products, as policyholders seek investments with higher returns, commonly referred to as disintermediation. This may lead to net cash outflows and the resulting liquidity demands may require us to sell investment assets when the prices of those assets are adversely affected by the increase in interest rates, which may result in realized investment losses. Further, a portion of our investment portfolio consists of commercial mortgage loans and privately placed securities, which are relatively illiquid, thus increasing our liquidity risk in the event of disintermediation. We may also be required to accelerate the amortization of deferred policy acquisition costs and deferred sales inducements related to surrendered contracts, which would adversely affect our results of operations.
During such times, we may offer higher crediting rates on new sales of annuity products and increase crediting rates on existing annuity products to maintain or enhance product competitiveness. We may not be able to purchase enough higher yielding assets necessary to fund higher crediting rates and maintain our desired spread, which could result in lower profitability on our in force business. In rising interest rate environments, especially when interest rates are rapidly rising, it may be difficult to position our products to offer attractive rates and benefits to customers while maintaining profitability, which may limit sales growth of interest sensitive products.
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
Recovery from the most recent recession in the United States has proven to be slow and long-term. High unemployment rates and lower average household income levels have emerged as continued lagging indicators of a slow economic recovery. The continuing market uncertainty has directly and materially affected our investment portfolio. One of the strategies used by the U.S. government to stimulate the economy has been to keep interest rates low and increase the supply of United States dollars. While these strategies have appeared to be somewhat successful, any future economic downturn or market disruption could negatively impact our ability to invest funds.
Specifically, if market conditions deteriorate in 2013 or beyond:

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

While we compete with numerous other companies, we view the following as our most significant competitors:

•	Allianz Life Insurance Company of North America;

•	Aviva USA;

•	Security Benefit Life;

•	Great American Life Insurance Company;

•	Midland National Life Insurance Company; and

•	North American Company for Life and Health Insurance.

Our ability to compete depends in part on returns and other benefits we make available to our policyholders through our annuity contracts. We will not be able to accumulate and retain assets under management for our products if our investment results under perform the market or the competition, since such underperformance likely would result in asset withdrawals and reduced sales.
We compete for distribution sources for our products. We believe that our success in competing for distributors depends on our financial strength, the services we provide to and the relationships we develop with these distributors, as well as offering competitive commission structures. Our distributors are generally free to sell products from whichever providers they wish, which makes it important for us to continually offer distributors products and services they find attractive. If our products or services fall short of distributors' needs, we may not be able to establish and maintain satisfactory relationships with distributors of our annuity and life insurance products. Our ability to compete in the past has also depended in part on our ability to develop innovative new products and bring them to market more quickly than our competitors. In order for us to compete in the future, we will need to continue to bring innovative products to market in a timely fashion. Otherwise, our revenues and profitability could suffer.
Our reinsurance program involves risks because we remain liable with respect to the liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.
Our life insurance subsidiaries cede certain policies to other insurance companies through reinsurance agreements. American Equity Life has entered into two coinsurance agreements with EquiTrust covering $1.0 billion of policy benefit reserves at December 31, 2012 and into two funds withheld coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda, covering $1.9 billion of policy benefit reserves at December 31, 2012. Since Athene is an unauthorized reinsurer, the annuity deposits that have been ceded to Athene are held in a trust on a funds withheld basis. The funds withheld are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the funds withheld would ever reach a point where it is less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities to the funds withheld for the amount of any shortfall. We remain liable with respect to the policy liabilities ceded to EquiTrust and Athene should either fail to meet the obligations assumed by them.
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
We distribute our annuity products through a variable cost distribution network which included over 60 national marketing organizations and over 20,000 independent agents. We must attract and retain such marketers and agents to sell our products. Insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers and agents primarily on the basis of our financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers and agents also depends upon the long-term relationships we develop with them. If we are unable to attract and retain sufficient marketers and agents to sell our products, our ability to compete and our revenues would suffer.
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
The NAIC and state insurance regulators continually reexamine existing laws and regulations. The NAIC may develop and recommend adoption of new or modify existing Model Laws and Regulations. State insurance regulators may impose those recommended changes, or others, in the future.
Our life insurance subsidiaries are subject to state insurance regulations based on the NAIC's risk-based capital requirements which are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Our life insurance subsidiaries also may be required, under solvency or guaranty laws of most states in which they do business, to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities for insolvent insurance companies.
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
In July 2010, the Dodd-Frank Act was enacted and signed into law. The Dodd-Frank Act made extensive changes to the laws regulating the financial services industry and requires various federal agencies to adopt a broad range of new rules and regulations. Among other things, the Dodd-Frank Act imposes a comprehensive new regulatory regime on the over-the-counter ("OTC") derivatives marketplace. This legislation subjects swap dealers and "major swap participants" (as defined in the legislation and further clarified by the rulemaking) to substantial supervision and regulation, including capital standards, margin requirements, business conduct standards, recordkeeping and reporting requirements. It also requires central clearing for certain derivatives transactions that the U.S. Commodities Futures Trading Commission ("CFTC") determines must be cleared and are accepted for clearing by a "derivatives clearing organization" (subject to certain exceptions) and provides the CFTC with authority to impose position limits across markets. Many of the key concepts, definitions, processes and issues surrounding regulation of the OTC derivatives have been left to the relevant regulators to address and many of these regulations have yet to be proposed. The Dodd-Frank Act and any such regulations may subject us to additional restrictions on our hedging positions which may have an adverse effect on our ability to hedge risks associated with our business, including our fixed index annuity business, or on the cost of our hedging activity.
The Dodd-Frank Act also created a Financial Stability and Oversight Council ("FSOC"). The FSOC may designate by a 2/3 vote whether certain insurance companies and insurance holding companies pose a grave threat to the financial stability of the United States, in which case such companies would become subject to prudential regulation by the Board of Governors of the U.S. Federal Reserve (the "Federal Reserve Board") (including capital requirements, leverage limits, liquidity requirements and examinations). The Federal Reserve Board may limit such company's ability to enter into merger transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities.

The Dodd-Frank Act also established a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. The director of the Federal Insurance Office has the ability to recommend that an insurance company or an insurance holding company be subject to heightened prudential standards. The Dodd-Frank Act also provides for the pre-emption of state laws in certain instances involving the regulation of reinsurance and other limited insurance matters. The Dodd-Frank Act requires extensive rule-making and other future regulatory action, which in some cases will take a period of years to implement. It is not possible at this time to assess the impact on our business of the establishment of the Federal Insurance Office and the FSOC. However, the regulatory framework at the state and federal level applicable to our insurance products is evolving. The changing regulatory framework could affect the design of such products and our ability to sell certain products. Any changes in these laws and regulations could materially and adversely affect our business, financial condition or results of operations.
We cannot predict the requirements of any regulations ultimately adopted under the Dodd-Frank Act, the effect that such regulations will have on financial markets or on our business, the additional costs associated with compliance with such regulations, or any changes to our operations that may be necessary to comply with the Dodd-Frank Act, any of which could have a material adverse affect on our business, results of operations, cash flows or financial condition.
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
Beginning in 2013, distributions from non-qualified annuity policies will be considered "investment income" for purposes of the newly enacted Medicare tax on investment income contained in the Health Care and Education Reconciliation Act of 2010. As a result, in certain circumstances a 3.8% tax (“Medicare Tax”) may be applied to some or all of the taxable portion of distributions from non-qualified annuities to individuals whose income exceeds certain threshold amounts. This new tax may have an adverse effect on our ability to sell non-qualified annuities to individuals whose income exceeds these threshold amounts.
We face risks relating to litigation, including the costs of such litigation, management distraction and the potential for damage awards, which may adversely impact our business.
We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulatory bodies, such as state insurance departments, the SEC, the Financial Industry Regulatory Authority, Inc. ("FINRA"), the Department of Labor and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974, as amended, and laws governing the activities of broker-dealers. Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in a purported class action lawsuit involving allegations that generally attack the suitability of sales of deferred annuity products to persons over the age of 65. The plaintiffs in this lawsuit seek rescission and injunctive relief including restitution and disgorgement of profits on behalf of all class members; compensatory damages for breach of fiduciary duty and aiding and abetting of breach of fiduciary duty; unjust enrichment and constructive trust; and other pecuniary damages. See note 13 to our consolidated financial statements.
A downgrade in our credit or financial strength ratings may increase our future cost of capital, reduce new sales, adversely affect relationships with distributors and increase policy surrenders and withdrawals.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We lease commercial office space in one building in West Des Moines, Iowa, for our principal offices under an operating lease that expires on November 21, 2021. We also lease our office in Pell City, Alabama, pursuant to an operating lease that expires on December 31, 2013. We are fully utilizing these facilities and believe both locations to be sufficient to house our operations for the foreseeable future.
Item 3.    Legal Proceedings
See Note 13 of the Notes to Consolidated Financial Statements.
Item 4.    Mine Safety Disclosures
None
PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol AEL. The following table sets forth the high and low prices of our common stock as quoted on the NYSE.

	High	Low
2012
First Quarter	$13.09	$10.13
Second Quarter	$12.95	$10.00
Third Quarter	$12.41	$10.62
Fourth Quarter	$12.40	$10.56
2011
First Quarter	$13.93	$11.27
Second Quarter	$13.53	$11.91
Third Quarter	$13.22	$8.01
Fourth Quarter	$11.82	$8.05
As of February 22, 2013, there were approximately 10,300 holders of our common stock. In 2012 and 2011, we paid an annual cash dividend of $0.15 and $0.12, respectively, per share on our common stock. We intend to continue to pay an annual cash dividend on such shares so long as we have sufficient capital and/or future earnings to do so. However, we anticipate retaining most of our future earnings, if any, for use in our operations and the expansion of our business. Any further determination as to dividend policy will be made by our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.
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
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities for the quarter ended December 31, 2012.
In addition, in November 2011, our board of directors approved a share repurchase program authorizing us to repurchase up to 10,000,000 shares of our common stock. As of December 31, 2012, no shares had been repurchased under this program.

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

	Year ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues
Annuity product charges	$89,006	$76,189	$69,075	$63,358	$52,671
Net investment income	1,286,923	1,218,780	1,036,106	932,172	822,077
Change in fair value of derivatives	221,138	(114,728)	168,862	216,896	(372,009)
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	(6,454)	(18,641)	23,726	51,279	5,555
Net OTTI losses recognized in operations	(14,932)	(33,976)	(23,867)	(86,771)	(192,648)
Total revenues	1,588,558	1,139,775	1,285,592	1,188,913	337,904
Benefits and expenses
Interest sensitive and index product benefits	818,087	775,757	733,218	347,883	205,131
Change in fair value of embedded derivatives	286,899	(105,194)	130,950	529,508	(210,753)
Amortization of deferred sales inducements and policy acquisition costs	252,076	215,259	192,261	128,008	157,443
Interest expense on notes payable and subordinated debentures	41,937	45,610	37,031	30,672	39,218
Interest expense on amounts due under repurchase agreements	—	30	—	534	8,207
Other operating costs and expenses	95,495	67,529	114,615	57,255	52,633
Total benefits and expenses	1,502,569	1,006,861	1,220,326	1,102,749	260,851
Income before income taxes	85,989	132,914	65,266	86,164	77,053
Income tax expense	28,191	46,666	22,333	17,634	61,106
Net income	57,798	86,248	42,933	68,530	15,947
Per Share Data:
Earnings per common share	$0.94	$1.45	$0.73	$1.22	$0.30
Earnings per common share—assuming dilution	0.89	1.37	0.68	1.18	0.30
Dividends declared per common share	0.15	0.12	0.10	0.08	0.07

Non-GAAP Financial Measures (a):
Reconciliation of net income to operating income:
Net income	$57,798	$86,248	$42,933	$68,530	$15,947
Net realized gains (losses) and net OTTI losses on investments, net of offsets	8,648	18,354	379	(1,339)	92,524
Net effect of derivatives, embedded derivatives and other index annuity, net of offsets	34,161	29,051	38,167	29,952	(31,038)
Convertible debt extinguishment, net of income taxes	—	—	171	687	(5,702)
Effect of counterparty default, net of offsets	—	—	—	3,948	741
Litigation reserve, net of offsets	9,580	—	27,297	—	—
Operating income	$110,187	$133,653	$108,947	$101,778	$72,472
Operating income per common share	$1.80	$2.25	$1.86	$1.81	$1.35
Operating income per common share—assuming dilution	1.69	2.12	1.70	1.75	1.30

	As of and for the Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Consolidated Balance Sheet Data:
Total investments	$27,537,210	$24,383,451	$19,816,931	$15,374,110	$12,719,605
Total assets	35,133,478	30,874,719	26,426,763	21,312,004	17,081,740
Policy benefit reserves	31,773,988	28,118,716	23,655,807	19,336,221	15,809,539
Notes payable	309,869	297,608	330,835	316,468	247,750
Subordinated debentures	245,869	268,593	268,435	268,347	268,209
Accumulated other comprehensive income (loss) ("AOCI")	686,807	457,229	81,820	(30,456)	(147,376)
Total stockholders' equity	1,720,237	1,408,679	938,047	754,623	496,844
Other Data:
Life subsidiaries' statutory capital and surplus and asset valuation reserve	1,741,637	1,655,205	1,456,679	1,239,651	1,011,682
Life subsidiaries' statutory net gain from operations before income taxes and realized capital gains (losses)	182,057	344,538	322,133	253,146	129,046
Life subsidiaries' statutory net income (loss)	79,644	167,925	172,865	116,895	(7,073)
Book value per share (b)	$27.46	$23.82	$16.07	$13.08	$9.46
Book value per share, excluding AOCI (b)	16.49	16.09	14.67	13.61	12.27
____________________

(a)
In addition to net income, we have consistently utilized operating income, operating income per common share and operating income per common share—assuming dilution, non-GAAP financial measures commonly used in the life insurance industry, as economic measures to evaluate our financial performance. Operating income equals net income adjusted to eliminate the impact of net realized gains (losses) on investments including net OTTI losses recognized in operations and related deferred tax asset valuation allowance, fair value changes in derivatives and embedded derivatives, (gain) loss on extinguishment of convertible debt, the counterparty default on expired call options and litigation reserves. Because these items fluctuate from year to year in a manner unrelated to core operations, we believe measures excluding their impact are useful in analyzing operating trends. We believe the combined presentation and evaluation of operating income together with net income provides information that may enhance an investor's understanding of our underlying results and profitability.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our consolidated financial position at December 31, 2012 and 2011, and our consolidated results of operations for the three years in the period ended December 31, 2012, and where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with our audited consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this report.
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
Executive Summary
Since our formation in 1995, we have emphasized industry leading customer service to both our distribution force and our policyholders. We believe this to be a major part of our ability to attract production from our independent agent network as well as maintain a low rate of policy surrenders. Excellent customer service teamed with our ability to design innovative insurance products that provide principal protection and tax deferred growth have continued to result in significant sales of our annuity products. In 2012, as we have done the last four years, we achieved sales in excess of $3.6 billion, which has resulted in cash and investments in excess of $28 billion at December 31, 2012, in only 17 years of operations. We have applied a conservative investment strategy to the annuity deposits we continue to manage which has provided reliable returns on our invested assets. Our profitability has also been driven by maintaining an efficient operation.
We are currently in the midst of an unprecedented period of low interest rates. In response to this persistent low interest rate environment, we implemented reductions of policyholder crediting rates for new annuities and existing annuities in the fourth quarter of 2011. Rates on new sales were reduced 0.40% - 0.50% beginning with applications received after October 7, 2011. Renewal rate adjustments began taking effect on November 15, 2011 and continued to take effect on the policy anniversary dates over the twelve months following that date. Accordingly, the benefit from the renewal rate reductions did not have a material impact on 2011 spread results. 2012 spread results reflect the benefit from these reductions; however, the reductions in cost of money were offset by continued lower yields available on investments including reinvestment of proceeds from calls of the callable bonds in our investment portfolio. We expect this low interest rate environment to extend at least through 2014 as the United States Federal Reserve has publicly stated their current policy of maintaining downward pressure on longer-term interest rates to support mortgage markets and help make broader financial conditions more accommodative. Rates on new sales were again reduced by approximately 0.25% beginning with applications received after December 5, 2012.
Our investment spread in 2012 has been impacted by shortfalls in investment income from excess liquidity resulting from a lag in the reinvestment of proceeds of government agency bonds called for redemption (see Our Business and Profitability). The callable government agency securities have been a cornerstone of our investment portfolio since our formation. Through the years they have provided very acceptable yields that met our spread requirements without any risk-based capital charges. We have been through several cycles of calls on these securities and each time we have reinvested a portion of the call redemption proceeds into new callable government agency securities. This kept cash balances low but perpetuated the call risk. In 2011, we had $3.1 billion in such securities called and purchased $3.7 billion for a $600 million net purchase of callable government agency securities. However, in the current interest rate environment, we have been reluctant to reinvest the call redemption proceeds in government agency securities and have only purchased $948.9 million in 2012 compared to $4.3 billion in calls. Consequently, we have been managing excess cash and other short-term investments throughout 2012. We ended the year with $2.2 billion in excess cash and other short-term investments. While high levels of excess cash and other short-term investments may persist for several more quarters, the average quarterly balances should decline in 2013 due to reinvestment of year end cash and other short-term investments into longer term securities and reduced exposure to callable securities in 2013. See Results of Operations - Net investment income for additional information regarding our excess liquidity.
In 2012, our financial position strengthened by the redemption of $22 million principal amount of convertible junior subordinated debentures. This debt carried an interest rate of 8% and most of the outstanding debt was converted to shares of our common stock (see note 10 to our consolidated financial statements).

Our Business and Profitability
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
Our business model contemplates continued growth in invested assets and operating income while maintaining a high quality investment portfolio that will not experience significant losses from impairments of invested assets. Growth in invested assets is predicated on a continuation of our high sales achievements of the last four years while at the same time maintaining a high level of retention of the funds received. The economic and personal investing environments continue to be conducive for high sales levels as retirees and others look to put their money in instruments that will protect their principal and provide them with consistent cash flow sources in their retirement years. We are committed to maintaining a high quality investment portfolio with limited exposure to below investment grade securities and other riskier assets.
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Year Ended December 31,
	2012	2011	2010
Average yield on invested assets	5.28%	5.80%	6.06%
Aggregate cost of money	2.58%	2.77%	2.91%
Aggregate investment spread	2.70%	3.03%	3.15%

Impact of:
Investment yield - additional prepayment income	0.06%	—%	(0.04)%
Cost of money benefit from over hedging	0.01%	0.06%	0.10%
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

Results of Operations for the Three Years Ended December 31, 2012
Annuity deposits by product type collected during 2012, 2011 and 2010, were as follows:

	Year Ended December 31,
Product Type	2012	2011	2010
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$2,225,902	$2,839,295	$2,401,891
Fixed strategy	1,208,324	1,377,987	1,551,007
	3,434,226	4,217,282	3,952,898
Fixed rate annuities:
Single-year rate guaranteed	98,821	169,304	160,077
Multi-year rate guaranteed	249,228	397,925	384,116
Single premium immediate annuities	164,657	305,603	171,628
	512,706	872,832	715,821
Total before coinsurance ceded	3,946,932	5,090,114	4,668,719
Coinsurance ceded	203,734	326,531	478,963
Net after coinsurance ceded	$3,743,198	$4,763,583	$4,189,756
Annuity deposits before coinsurance ceded decreased 22% during 2012 compared to 2011 and increased 9% during 2011 compared to 2010. We attribute the relatively slower sales in part to the low interest rate environment which appears to have made prospective policyholders less willing to commit funds to fixed index annuities. We also attribute the 2012 decrease in annuity deposits to certain competitors who were more aggressive in their product pricing in the first half of 2012. The extent to which this will continue to affect our annuity deposits is uncertain. In addition, sales for 2011 benefited from higher demand in advance of a rate decreases implemented during that period. We attribute the continuing significant sales of our products to factors including the highly competitive rates of our products, our continued strong relationships with our national marketing organizations and field force of licensed, independent insurance agents, the increased attractiveness of safe money products in volatile markets, lower interest rates on competing products such as bank certificates of deposit and product enhancements including a new generation of guaranteed income withdrawal benefit riders. The extent to which this trend will be sustained in future periods is uncertain.
We entered into a $50 million "financing" reinsurance transaction in the first quarter of 2011 to help support sales growth in 2011 that provided an initial after tax statutory surplus benefit of $31.8 million. We believe our existing statutory capital and surplus and the statutory surplus we expect to generate internally through statutory earnings will support a higher level of new business growth than in previous years. However, while we have the capital resources to accept more business than was sold in 2012 and 2011, our capacity is not unlimited and sales growth must be matched with available resources to maintain desired financial strength ratings from credit rating agencies and in particular, A.M. Best Company. Should sales growth accelerate to levels that cannot be supported by internal capital generation, we would intend to obtain capital from external sources to facilitate such growth.
Net income, in general, has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 16% to $26.0 billion for the year ended December 31, 2012 compared to $22.4 billion in 2011 and 24% for the year ended December 31, 2011 compared to $18.1 billion in 2010. Our investment spread measured in dollars was $596.7 million, $585.9 million, and $502.9 million for the years ended December 31, 2012, 2011 and 2010. As previously mentioned, our investment spread in 2012 has been negatively impacted by both the extended low interest rate environment and our excess liquidity due to calls of our United States government agency securities (see Net investment income).
Net income was negatively affected by the prospective adoption on January 1, 2012, of an accounting standards update that defines the types of costs that are deferrable with policy acquisition. This resulted in $9.1 million of costs that were expensed as incurred during the year ended December 31, 2012, which under the accounting method in effect for the years ended December 31, 2011 and 2010, would have been capitalized as deferred policy acquisition costs and amortized in future periods. This change in accounting, including the impact on related amortization expense, resulted in a $5.8 million decrease in net income for the year ended December 31, 2012.

We periodically revise the key assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. The impact of unlocking on our results of operations, including the impact of account balance true ups and adjustments to future period assumptions for interest margins and surrenders, was as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Increased (decreased) amortization of deferred sales inducements	$(199)	$(4,979)	$270
Increased (decreased) amortization of deferred policy acquisition costs	3,738	(9,132)	1,683
Increased (decreased) net income	(2,243)	9,088	(1,261)
Net income for 2012 was positively impacted by a revision of assumptions used in determining liabilities for living income benefit riders. This revision was consistent with unlocking for deferred policy acquisition costs and deferred sales inducements. The impact decreased interest sensitive and index product benefits by $2.2 million and increased net income by $1.4 million for the year ended December 31, 2012.
In 2012, based upon developments in mediation discussions concerning potential settlement terms of a purported class action lawsuit, we established an estimated litigation liability of $17.5 million ($9.6 million after offsets for income taxes and adjustments to deferred policy acquisition costs and deferred sales inducements). See note 13 to our consolidated financial statements. In 2010, we recognized the cost to settle a class action lawsuit which included a settlement benefit to policyholders and attorneys' fees and expenses that aggregated $48 million. This decreased net income for the year ended December 31, 2010 by $27.3 million.
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
Operating income, a non-GAAP financial measure (see reconciliation to net income in Item 6. Selected Consolidated Financial Data) decreased 18% to $110.2 million in 2012 and increased 23% to $133.7 million in 2011 from $108.9 million in 2010.
In addition to net income, we have consistently utilized operating income, a non-GAAP financial measure commonly used in the life insurance industry, as an economic measure to evaluate our financial performance. Operating income equals net income adjusted to eliminate the impact of net realized gains (losses) on investments including net other than temporary impairment ("OTTI") losses recognized in operations, fair value changes in derivatives and embedded derivatives, loss on extinguishment of convertible debt, and the expense to establish litigation reserves or settle class action lawsuits. Because these items fluctuate from year to year in a manner unrelated to core operations, we believe measures excluding their impact are useful in analyzing operating trends. We believe the combined presentation and evaluation of operating income together with net income provides information that may enhance an investor's understanding of our underlying results and profitability.
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

The impact of unlocking on operating income, including the impact of account balance true ups and adjustments to future period assumptions for interest margins and surrenders, was as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Increased (decreased) amortization of deferred sales inducements	$2,451	$(7,301)	$305
Increased (decreased) amortization of deferred policy acquisition costs	7,288	(12,106)	1,430
Increased (decreased) operating income	(6,285)	12,498	(1,120)
The revision of assumptions in 2012 used in determining liabilities for living income benefit riders had the same effect on operating income as it had on net income as discussed previously.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for living income benefit riders) increased 17% to $89.0 million in 2012 and 10% to $76.2 million in 2011 from $69.1 million in 2010. These increases were primarily attributable to increases in the amount of fees assessed for lifetime income benefit riders which were $43.8 million, $26.2 million and $13.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increases in these fees are attributable to a larger volume of business in force subject to the fee. The weighted average per policy fees assessed for lifetime income benefit riders were 0.54%, 0.47% and 0.45% during 2012, 2011 and 2010, respectively. Fund values on policies with lifetime income benefit riders being assessed these fees grew from $3.0 billion in December 31, 2010 to $5.6 billion in December 31, 2011 and to $8.1 billion in December 31, 2012. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders. Surrender charges decreased by $4.6 million and $5.6 million for the years ended December 31, 2012 and 2011, respectively. These decreases was primarily attributable to reductions in withdrawals subject to a surrender charge. Withdrawals from annuity and single premium universal life policies subject to surrender charges were $335.6 million, $378.9 million and $418.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The average surrender charge collected on withdrawals subject to a surrender charge was 13.4%, 13.1% and 13.2% for the years ended December 31, 2012, 2011 and 2010, respectively. Withdrawals have decreased in 2012 and 2011 due to the low interest rate environment which has made new annuity policies or other retirement savings products less attractive.
Net investment income increased 6% to $1,286.9 million in 2012 and 18% to $1,218.8 million in 2011 from $1,036.1 million in 2010. The increases were principally attributable to the growth in our annuity business and corresponding increases in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 16% to $24.4 billion in 2012 and 23% to $21.0 billion in 2011 compared to $17.1 billion in 2010. The average yield earned on average invested assets was 5.28%, 5.80% and 6.06% for 2012, 2011 and 2010, respectively.
The decrease in yield earned on average invested assets in 2012 and 2011 was attributable to lower yields on investments purchased in those periods. In addition, net investment income and average yield were negatively impacted by a lag in reinvestment of proceeds from bonds called for redemption during 2012, 2011 and 2010 into new assets causing excess liquidity held in low yielding cash and other short-term investments. The average cash and other short-term investments held was $1.7 billion, $387.0 million and $428.8 million in 2012, 2011 and 2010. The average yield on our cash and short-term investments in 2012 was 0.25%. Additionally, net investment income and average yield was positively impacted by prepayment and fee income received resulting in additional net investment income in 2012 and 2010 of $14.8 million and $7.4 million, respectively. There was no prepayment and fee income impact for 2011.
Change in fair value of derivatives (principally call options purchased to fund annual index credits on fixed index annuities) is affected by the performance of the indices upon which our options are based and the aggregate cost of options purchased. The components of change in fair value of derivatives are as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Call options:
Gain on option expiration	$80,782	$155,359	$208,881
Change in unrealized gain (loss)	147,828	(248,941)	(67,078)
2015 notes hedges	(2,488)	(21,002)	29,595
Interest rate swaps	(4,261)	(144)	(2,536)
Interest rate caps	(723)	—	—
	$221,138	$(114,728)	$168,862

The differences between the change in fair value of derivatives between years for call options are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during these years is as follows:

Year Ended December 31,
	2012	2011	2010
S&P 500 Index
Point-to-point strategy	0.0% - 12.8%	0.0% - 25.0%	1.9% - 68.6%
Monthly average strategy	0.0% - 19.3%	0.0% - 15.5%	0.4% - 51.2%
Monthly point-to-point strategy	0.0% - 18.0%	0.0% - 16.5%	0.0% - 23.7%
Fixed income (bond index) strategies	1.6% - 10.0%	1.3% - 10.0%	0.0% - 13.5%
Actual amounts credited to policyholder account balances may be less than the index appreciation due to contractual features in the fixed index annuity policies (caps, participation rates, and asset fees) which allow us to manage the cost of the options purchased to fund the annual index credits. The change in fair value of derivatives is also influenced by the aggregate costs of options purchased. The aggregate cost of options has increased primarily due to an increased amount of fixed index annuities in force. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. Costs for options purchased during the year ended December 31, 2012 and 2011 decreased compared to prior years due to lower volatility in equity markets and adjustments to caps, participation rates, and asset fees.
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

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$10,906	$12,614	$27,755
Gross realized losses	(562)	(1,423)	(2,575)
	10,344	11,191	25,180
Equity securities:
Gross realized gains	562	966	14,384
Gross realized losses	—	—	(71)
	562	966	14,313
Mortgage loans on real estate:
Increase in allowance for credit losses	(16,832)	(30,770)	(15,225)
Other investments:
Gains on sale of real estate	5,149	377	—
Impairment losses	(5,677)	(405)	(542)
	(528)	(28)	(542)
	$(6,454)	$(18,641)	$23,726
See note 4 to our audited consolidated financial statements for additional discussion of allowance for credit losses recognized on mortgage loans on real estate.
Net OTTI losses recognized in operations decreased to $14.9 million in 2012 and increased to $34.0 million in 2011 from $23.9 million in 2010. The impairments recognized in 2012, 2011 and 2010 were primarily on residential mortgage backed securities and were principally due to changes of assumptions regarding loss severity of a number of securities we hold which affected our ongoing analysis of expected cash flow projections. See Financial Condition—Investments for additional discussion of write downs of securities for other than temporary impairments.

Interest sensitive and index product benefits increased 5% to $818.1 million in 2012 and 6% to $775.8 million in 2011 from $733.2 million in 2010. The components of interest credited to account balances are summarized as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Index credits on index policies	$447,393	$448,248	$454,660
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	328,729	302,691	265,539
Living income benefit rider	41,965	24,818	13,019
	$818,087	$775,757	$733,218
The changes in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $447.2 million, $454.2 million and $438.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increases in interest credited for 2012 and 2011 were due to an increase in the average amount of annuity liabilities outstanding receiving a fixed rate of interest. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 16% to $26.0 billion in 2012 and 24% to $22.4 billion in 2011 from $18.1 billion in 2010. The increases in interest credited were due to an increase in the average amount of annuity liabilities outstanding that receive a fixed rate of interest. The increases in benefits recognized for living income benefit rider were due to increases in the number of policies with lifetime income benefit riders and correlates to the increase in fees discussed in Annuity product charges.
Amortization of deferred sales inducements increased 21% to $87.2 million in 2012 and 20% to $71.8 million in 2011 from $59.9 million in 2010. In general, amortization of deferred sales inducements has been increasing each year due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 97%, 95% and 95% of our total annuity deposits during 2012, 2011 and 2010, respectively. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with the net realized gains (losses) on investments and net OTTI losses recognized in operations and, in 2012 and 2010, amortization associated with litigation liabilities. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options) because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years. Amortization of deferred sales inducements is summarized as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$136,254	$116,938	$99,938
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(45,010)	(35,498)	(39,213)
Net realized losses on investments, net OTTI losses recognized in operations and litigation liability	(4,087)	(9,659)	(852)
Amortization of deferred sales inducements after gross profit adjustments	$87,157	$71,781	$59,873
See Net income and Operating income (a non-GAAP financial measure) above for discussion of the impact of unlocking on amortization of deferred sales inducements for the years ended December 31, 2012, 2011 and 2010. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements.
Change in fair value of embedded derivatives primarily relates to the fixed index annuity embedded derivatives and resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund these index credits discussed above in change in fair value of derivatives; (ii) changes in discount rates used in estimating our liability for policy growth; and (iii) the growth in the host component of the policy liability. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities. The primary reasons for the increase in the change in fair value of the embedded derivatives during 2012 were increases in the expected index credits that resulted from increases in the fair value of the call options acquired to fund these index credits and decreases in the discount rates used in estimating our liability for policy growth. The primary reason for the decrease in the change in fair value of embedded derivatives in 2011 was a decrease in the expected index credits on the next policy anniversary dates which is correlated with the change in fair value of call options acquired to fund those index credits, offset by decreases in the discount rates used in estimating the liability for policy growth. The primary reason for the increase in the change in fair value of fixed index annuity embedded derivatives in 2010 was decreases in the discount rates used in estimating our liability for policy growth offset in part by decreases in the expected index credits which correlated with the decrease in the change in fair value of derivatives for 2010. The 2012, 2011 and 2010 changes include decreases of $2.5 million and $21.0 million and an increase of $29.6 million, respectively, in the fair value of the 2015 notes embedded conversion derivative. As discussed previously, these amounts were offset by a comparable decrease or increase in the fair value of the 2015 notes hedges.

Interest expense on notes payable decreased 10% to $28.5 million in 2012 and increased 43% to $31.6 million in 2011 from $22.1 million in 2010. The decrease in 2012 was primarily due to the extinguishment of $46.3 million principal amount of the 2024 notes at par as holders required us to repurchase the notes at the initial put date of December 15, 2011. The 2011 increase was primarily due to the September 2010 issuance of $200 million principal amount of 3.50% convertible senior notes. The 2011 increase in interest expense from the convertible notes was partially offset by a decrease in interest expense on borrowings under our revolving line of credit with banks. The weighted average interest rate was 1.10% and the average borrowings outstanding was $108.5 million for the year ended December 31, 2010. We had no borrowings on the revolving line of credit during the years ended December 31, 2012 and 2011. See note 9 to our audited consolidated financial statements.
Interest expense on subordinated debentures decreased 4% to $13.5 million in 2012 and 6% to $14.0 million in 2011 from $14.9 million in 2010. These decreases were primarily due to decreases in the weighted average interest rates on the outstanding subordinated debentures which were 4.75%, 5.11% and 5.47% for 2012, 2011 and 2010, respectively, and partially due to the redemption of $22 million principal amount of our 8% Convertible Junior Subordinated Debentures in 2012 (see note 10 to our audited consolidated financial statements). The weighted average interest rates have decreased because $169.6 million principal amount of the subordinated debentures have a floating rate of interest based upon the three month London Interbank Offered Rate plus an applicable margin. See Financial Condition—Liabilities.
Amortization of deferred policy acquisition costs increased 15% to $164.9 million in 2012 and 5% to $143.5 million in 2011 from $136.4 million in 2010. In general, amortization of deferred policy acquisition costs has been increasing each year due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations and, in 2012 and 2010, the amortization associated with litigation liabilities.
As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. Amortization of deferred policy acquisition costs is summarized as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$224,773	$203,296	$189,134
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(53,296)	(45,360)	(48,332)
Net realized losses on investments, net OTTI losses recognized in operations and litigation liability	(6,558)	(14,458)	(4,414)
Amortization of deferred policy acquisition costs after gross profit adjustments	$164,919	$143,478	$136,388
See Net income and Operating income (a non-GAAP financial measure) above for discussion of the impact of unlocking on amortization of deferred policy acquisition costs for the years ended December 31, 2012, 2011 and 2010. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements.
Other operating costs and expenses increased 41% to $95.5 million in 2012 and decreased 41% to $67.5 million in 2011 from $114.6 million in 2010. The increase in 2012 includes the $17.5 million estimated litigation liability that was accrued in the third quarter and was recognized in other operating costs and expenses. Other operating expenses also increased $9.1 million during 2012 due to a change in accounting which we adopted prospectively effective January 1, 2012 for the types of costs that may be capitalized as acquisition costs of new and renewal insurance contracts (see note 1 to our consolidated financial statements). The decrease in operating expenses in 2011 was principally attributable to a litigation settlement accrual of $48 million which was recorded in the fourth quarter of 2010 related to the settlement of a class action lawsuit.
Other operating costs and expenses net of litigation settlements and the change in accounting are primarily affected by increases in salaries and benefits, marketing expenses and general operating expenses due to the growth of our business as well as the fluctuation in legal expense for the cost of defense of on-going litigation. Other operating costs and expenses excluding the litigation settlement and change in accounting discussed previously increased 2% to $68.9 million in 2012 and 1% to $67.5 million in 2011.
Legal expenses decreased $4.8 million in 2011 compared to 2010. An elevated level of legal expense was incurred in 2010 related to the defense of a class action lawsuit which had moved into the trial phase during 2010 and ended with the settlement agreement referred to above. Salaries and benefits increased $2.5 million in 2011 compared to 2010. The increase in salaries and benefits for 2011 was due to an increased number of employees due to growth in our business.
Income tax expense decreased in 2012 primarily because of the decrease in income before income taxes. Income tax expense increased in 2011 primarily because of the increase in income before income taxes. The effective income tax rates were 32.8%, 35.1% and 34.2% for 2012, 2011 and 2010, respectively.
Income tax expense and the resulting effective tax rate are based upon two components of income before income taxes ("pretax income") that are taxed at different tax rates. Life insurance income is generally taxed at an effective rate of approximately 35.6% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income (loss) for the parent company and other non-life insurance subsidiaries is generally taxed at an effective tax rate of 41.5% reflecting the combined federal / state income tax rates. The effective tax rates resulting from the combination of the income tax provisions for the life / non-life sources of income (loss) vary from year to year based primarily on the relative size of pretax income (loss) from the two sources. The effective income tax rate decreased in 2012 due to new sources of net investment income that are exempt from Federal income tax. Although these sources of tax exempt net investment income will continue in the future, our sources of taxable income may grow at a faster rate and our effective income tax rate in the future may approach the 35.6% effective rate of our life insurance income.
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
The composition of our investment portfolio is summarized as follows:

	December 31,
	2012		2011
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$5,154	—%	$4,678	—%
United States Government sponsored agencies	1,772,025	6.5%	4,368,053	17.9%
United States municipalities, states and territories	3,578,323	13.0%	3,333,383	13.7%
Foreign government obligations	105,259	0.4%	68,333	0.3%
Corporate securities	14,542,860	52.8%	10,167,188	41.7%
Residential mortgage backed securities	2,888,113	10.5%	2,703,290	11.1%
Commercial mortgage backed securities	357,982	1.3%	—	—%
Other asset backed securities	998,508	3.6%	463,390	1.9%
Total fixed maturity securities	24,248,224	88.1%	21,108,315	86.6%
Equity securities	53,422	0.2%	62,845	0.2%
Mortgage loans on real estate	2,623,940	9.5%	2,823,047	11.6%
Derivative instruments	415,258	1.5%	273,314	1.1%
Other investments	196,366	0.7%	115,930	0.5%
	$27,537,210	100.0%	$24,383,451	100.0%
During 2012 and 2011, we received $4.6 billion and $3.2 billion, respectively, in net redemption proceeds related to calls of our callable United States Government sponsored agency securities, of which $2.6 billion and $0.2 billion, respectively, were classified as held for investment. The proceeds from these redemptions that have been reinvested have primarily been in United States Government sponsored agencies, corporate securities, commercial mortgage backed securities and other asset backed securities classified as available for sale. For the remaining amount to be reinvested we are considering further diversification into other asset classes, but we remain committed to maintaining a high quality investment portfolio with low credit risk. At December 31, 2012, 28% of our fixed income securities have call features and 0.4% ($0.1 billion) were subject to call redemption. Another 7% ($1.5 billion) will become subject to call redemption during 2013, of which $727 million are short-term U.S. Government agency securities with a book yield of 0.85%.
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. Historically, we have had a high percentage of our fixed maturity securities in U.S. Government sponsored agency securities (for the most part Federal Home Loan Mortgage Corporation and Federal National Mortgage Association). While U.S. Government sponsored agency securities are of high credit quality, the call features have resulted in our excess cash position. These calls resulted from the low interest rate and tight agency spread environment. Since 2007, when we had almost 80% of our fixed maturity portfolio invested in callable agencies, we have reallocated a significant portion of our fixed maturities from the callable agency securities to other highly rated, long-term securities. The largest portion of our fixed maturity securities are now in investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities. We have also built a portfolio of residential mortgage backed securities ("RMBS") that provide our investment portfolio a source of regular cash flow and higher yielding assets than our agency securities. Beginning in 2009, we have acquired a portfolio of taxable bonds issued by municipalities, states and territories of the United States that provide us with attractive yields while being consistent with our aversion to credit risk. In 2012, we have increased our position in other asset backed securities as well as establishing a position in commercial mortgage backed securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	December 31,
	2012		2011
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$14,613,775	60.3%	$14,777,524	70.0%
Baa	8,190,220	33.8%	4,945,809	23.4%
Total investment grade	22,803,995	94.1%	19,723,333	93.4%
Ba	365,102	1.5%	257,585	1.2%
B	79,789	0.3%	169,112	0.8%
Caa and lower	862,650	3.5%	858,694	4.1%
In or near default	136,688	0.6%	99,591	0.5%
Total below investment grade	1,444,229	5.9%	1,384,982	6.6%
	$24,248,224	100.0%	$21,108,315	100.0%
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
Since 2009, the NAIC has utilized a process to assess non-agency RMBS that does not rely on NRSRO ratings. The NAIC retained the services of PIMCO Advisory to model each non-agency RMBS owned by U.S. insurers at year-end 2012 and 2011. PIMCO Advisory has provided 5 prices for each security for life insurance companies to utilize in determining the NAIC designation for each RMBS based on each insurer's statutory book value price. This process is used to determine the level of RBC requirements for non-agency RMBS. In 2010, the NAIC retained the services of BlackRock Solutions to model each non-agency CMBS to determined the level of RBC requirements for non-agency CMBS in a manner similar to that utilized by PIMCO Advisory for RMBS.
A summary of our fixed maturity securities by NAIC designation is as follows:

	December 31, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percentage of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percentage of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$13,737,381	$15,250,560	$15,250,560	62.9%	$14,359,272	$15,486,571	$15,469,765	73.3%
2	7,838,186	8,533,121	8,533,121	35.2%	4,894,739	5,272,759	5,272,759	25.0%
3	398,294	387,222	401,789	1.7%	335,642	315,406	331,996	1.6%
4	53,879	56,151	56,151	0.2%	26,674	23,989	23,989	0.1%
5	—	—	—	—%	4,932	5,756	5,756	—%
6	5,375	6,603	6,603	—%	3,226	4,050	4,050	—%
	$22,033,115	$24,233,657	$24,248,224	100.0%	$19,624,485	$21,108,531	$21,108,315	100.0%

A summary of our RMBS by collateral type and split by NAIC designation, as well as a separate summary of securities for which we have recognized OTTI and those which we have not yet recognized any OTTI is as follows as of December 31, 2012:

Collateral Type	Principal Amount	Amortized Cost	Fair Value
	(Dollars in thousands)
OTTI has not been recognized
Government agency	$1,052,139	$1,024,731	$1,119,249
Prime	862,805	821,727	877,356
Alt-A	40,631	41,164	41,685
	$1,955,575	$1,887,622	$2,038,290
OTTI has been recognized
Prime	$600,945	$523,048	$515,385
Alt-A	419,868	332,867	334,438
	$1,020,813	$855,915	$849,823
Total by collateral type
Government agency	$1,052,139	$1,024,731	$1,119,249
Prime	1,463,750	1,344,775	1,392,741
Alt-A	460,499	374,031	376,123
	$2,976,388	$2,743,537	$2,888,113
Total by NAIC designation
1	$2,477,404	$2,303,619	$2,447,562
2	415,472	365,763	364,421
3	48,054	43,778	44,734
4	31,612	27,900	29,584
6	3,846	2,477	1,812
	$2,976,388	$2,743,537	$2,888,113
The amortized cost and fair value of fixed maturity securities at December 31, 2012, by contractual maturity are presented in Note 3 to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2012
Fixed maturity securities, available for sale:
United States Government sponsored agencies	6	$977,196	$(3,468)	$973,728
United States municipalities, states and territories	8	24,518	(125)	24,393
Corporate securities:
Finance, insurance and real estate	19	276,235	(12,564)	263,671
Manufacturing, construction and mining	34	453,679	(5,584)	448,095
Utilities and related sectors	20	269,667	(9,399)	260,268
Wholesale/retail trade	11	113,032	(992)	112,040
Services, media and other	19	267,506	(3,085)	264,421
Residential mortgage backed securities	56	508,576	(27,728)	480,848
Commercial mortgage backed securities	12	163,565	(1,983)	161,582
Other asset backed securities	11	174,342	(2,973)	171,369
	196	$3,228,316	$(67,901)	$3,160,415
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,088	$(14,567)	$61,521

Equity securities, available for sale:
Services	1	$10,125	$(1,403)	$8,722

December 31, 2011
Fixed maturity securities, available for sale:
United States municipalities, states and territories	1	$3,545	$(10)	$3,535
Foreign government obligations	1	14,524	(242)	14,282
Corporate securities:
Finance, insurance and real estate	52	562,449	(52,186)	510,263
Manufacturing, construction and mining	31	226,113	(8,758)	217,355
Utilities and related sectors	28	226,551	(14,522)	212,029
Wholesale/retail trade	4	26,180	(1,382)	24,798
Services, media and other	9	47,937	(3,144)	44,793
Residential mortgage backed securities	95	1,077,045	(72,081)	1,004,964
Other asset backed securities	17	136,703	(5,611)	131,092
	238	$2,321,047	$(157,936)	$2,163,111
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$75,932	$(16,590)	$59,342

Equity securities, available for sale:
Finance, insurance and real estate	7	$28,123	$(4,345)	23,778
Unrealized losses decreased $95.0 million from $178.9 million at December 31, 2011 to $83.9 million at December 31, 2012. We decreased unrealized losses by recognizing $9.5 million of credit OTTI losses on corporate securities and residential mortgage backed securities for the year ended December 31, 2012. The remaining unrealized loss decrease was primarily due to a narrowing of credit spreads in certain sectors of the corporate bond market during the year ended December 31, 2012.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
December 31, 2012
1	$1,992,406	61.5%	$(38,125)	46.2%
2	1,071,009	33.1%	(23,969)	29.1%
3	157,464	4.9%	(19,410)	23.5%
4	13,812	0.4%	(299)	0.4%
5	—	—%	—	—%
6	1,812	0.1%	(665)	0.8%
	$3,236,503	100.0%	$(82,468)	100.0%
December 31, 2011
1	$1,229,962	54.9%	$(88,632)	50.8%
2	825,771	36.9%	(56,551)	32.4%
3	165,902	7.4%	(25,402)	14.6%
4	15,310	0.7%	(3,026)	1.7%
5	—	—%	—	—%
6	2,098	0.1%	(915)	0.5%
	$2,239,043	100.0%	$(174,526)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 198 and 246 securities, respectively) have been in a continuous unrealized loss position at December 31, 2012 and 2011, along with a description of the factors causing the unrealized losses is presented in Note 3 to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.

The amortized cost and fair value of fixed maturity securities and equity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher are considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
December 31, 2012
Fixed maturity securities:
Investment grade:
Less than six months	106	$2,464,476	$2,440,131	$(24,345)
Six months or more and less than twelve months	4	40,054	39,151	(903)
Twelve months or greater	14	165,718	155,618	(10,100)
Total investment grade	124	2,670,248	2,634,900	(35,348)
Below investment grade:
Less than six months	23	110,435	108,531	(1,904)
Six months or more and less than twelve months	9	135,915	129,086	(6,829)
Twelve months or greater	41	387,806	349,419	(38,387)
Total below investment grade	73	634,156	587,036	(47,120)
Equity securities:
Less than six months	—	—	—	—
Six months or more and less than twelve months	1	10,125	8,722	(1,403)
Twelve months or greater	—	—	—	—
Total equity securities	1	10,125	8,722	(1,403)
	198	$3,314,529	$3,230,658	$(83,871)
December 31, 2011
Fixed maturity securities
Investment grade:
Less than six months	105	$888,771	$845,654	$(43,117)
Six months or more and less than twelve months	16	133,766	121,320	(12,446)
Twelve months or greater	32	333,116	304,408	(28,708)
Total investment grade	153	1,355,653	1,271,382	(84,271)
Below investment grade:
Less than six months	15	193,472	180,373	(13,099)
Six months or more and less than twelve months	8	56,065	50,215	(5,850)
Twelve months or greater	63	791,789	720,483	(71,306)
Total below investment grade	86	1,041,326	951,071	(90,255)
Equity securities:
Less than six months	4	17,123	15,004	(2,119)
Six months or more and less than twelve months	2	6,000	5,024	(976)
Twelve months or greater	1	5,000	3,750	(1,250)
Total equity securities	7	28,123	23,778	(4,345)
	246	$2,425,102	$2,246,231	$(178,871)

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade and equity securities that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
December 31, 2012
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	1	20,000	15,379	(4,621)
Twelve months or greater	—	—	—	—
Total investment grade	1	20,000	15,379	(4,621)
Below investment grade:
Less than six months	1	1,416	1,131	(285)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	3	9,324	7,148	(2,176)
Total below investment grade	4	10,740	8,279	(2,461)
	5	$30,740	$23,658	$(7,082)
December 31, 2011
Investment grade:
Less than six months	9	$83,332	$56,501	$(26,831)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	9	83,332	56,501	(26,831)
Below investment grade:
Less than six months	4	38,506	29,076	(9,430)
Six months or more and less than twelve months	1	7,464	5,250	(2,214)
Twelve months or greater	3	78,945	61,440	(17,505)
Total below investment grade	8	124,915	95,766	(29,149)
	17	$208,247	$152,267	$(55,980)

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
December 31, 2012
Due in one year of less	$—	$—	$—	$—
Due after one year through five years	22,160	21,059	—	—
Due after five years through ten years	623,802	617,848	—	—
Due after ten years through twenty years	1,319,250	1,302,283	—	—
Due after twenty years	416,621	405,426	76,088	61,521
	2,381,833	2,346,616	76,088	61,521
Residential mortgage backed securities	508,576	480,848	—	—
Commercial mortgage backed securities	163,565	161,582	—	—
Other asset backed securities	174,342	171,369	—	—
	$3,228,316	$3,160,415	$76,088	$61,521
December 31, 2011
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	18,066	16,725	—	—
Due after five years through ten years	374,616	356,620	—	—
Due after ten years through twenty years	359,672	319,977	—	—
Due after twenty years	354,945	333,733	75,932	59,342
	1,107,299	1,027,055	75,932	59,342
Residential mortgage backed securities	1,077,045	1,004,964	—	—
Other asset backed securities	136,703	131,092	—	—
	$2,321,047	$2,163,111	$75,932	$59,342
International Exposure
We hold fixed maturity securities with international exposure. As of December 31, 2012, 14% of the carrying amount of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. All of these securities are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2), except for 8 securities with a total fair value of $67.8 million which are all NAIC 3. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	December 31, 2012
	Amortized Cost	Carrying Amount/Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$224,380	$237,613	1.0%
Asia/Pacific	102,885	115,282	0.5%
Non-GIIPS Europe	1,366,524	1,495,697	6.2%
Latin America	188,893	208,591	0.9%
Non-U.S. North America	639,746	722,447	3.0%
Australia & New Zealand	315,618	343,754	1.4%
Other	317,359	361,051	1.5%
	$3,155,405	$3,484,435	14.5%
(1) Greece, Ireland, Italy, Portugal and Spain continue to cause credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. All of our exposure in GIIPS are corporate securities with issuers domiciled in these countries. None of our foreign government obligations were held in any of these countries.

Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our RMBS as we monitor all of our RMBS on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At December 31, 2012, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Investment grade
Corporate fixed maturity securities:
Finance	3	$49,480	$(7,911)	$41,569	16-25	0-14
Industrial	3	18,256	(1,086)	17,170	17-28	0-28
Below investment grade
Corporate fixed maturity securities:
Industrial	1	20,611	(2,908)	17,703	19	—
	7	$88,347	$(11,905)	$76,442
Our analysis of these securities that we have determined are temporarily impaired and their credit performance at December 31, 2012 is as follows:
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
Industrial:  The decline in value of these securities relates to ongoing operational issues. These issues have caused the price for these securities to decline; however, the companies have strong liquidity and ample time to strengthen their credit profile. We have determined that these securities were not other than temporarily impaired due to the issuers' very strong market position; restructuring actions that are expected to favorably impact future profitability; and a history of strong, reliable operating performance, improving economic conditions and rising security prices.
We do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost and, as such, there were no other than temporary impairments on these securities at December 31, 2012.
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
Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts net of valuation allowances. At December 31, 2012 and 2011, the largest principal amount outstanding for any single mortgage loan was $15.0 million and $10.2 million, respectively, and the average loan size was $2.4 million for both 2012 and 2011. We have the contractual ability to pursue full personal recourse on 11.5% of the loans and partial personal recourse on 31.9% of the loans. In addition, the average loan to value ratio for the overall portfolio was 53.5% and 54.5% at December 31, 2012 and 2011, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we may obtain a current appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 of our audited consolidated financial statements of this Form 10-K, which is incorporated by reference in this Item 7.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At December 31, 2012, we had commitments to fund commercial mortgage loans totaling $37.9 million, with fixed interest rates ranging from 4.25% to 4.85%. In 2012, the commercial mortgage loan industry has become very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the year ended December 31, 2012, we received $439.7 million in cash for loans being paid in full compared to $107.6 million for the year ended December 31, 2011. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, many borrowers are paying the prepayment fee and refinancing at a lower rate.
See note 4 to our consolidated financial statements for a presentation of our specific and general loan loss allowances, impaired loans, foreclosure activity and troubled debt restructure analysis.
We recorded impairment losses of $15.0 million on 23 mortgage loans with outstanding principal due totaling $67.2 million, impairment losses of $24.5 million on 32 loans with outstanding principal due totaling $99.4 million and impairment losses of $12.2 million on 9 loans with outstanding principal due totaling $31.0 million during the years ended December 31, 2012, 2011 and 2010, respectively.
In 2012, we initiated a process by which we evaluate the credit quality of each of our commercial mortgage loans. This process utilizes each loan's debt service coverage ratio as a primary metric. A summary of our portfolio by debt service coverage ratio follows:

	December 31, 2012
	Principal Outstanding	Percent of Total Principal Outstanding
	(Dollars in thousands)
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$1,517,840	57.1%
Greater than or equal to 1.2 and less than 1.5	604,512	22.7%
Greater than or equal to 1.0 and less than 1.2	262,165	9.9%
Less than 1.0	274,366	10.3%
	$2,658,883	100.0%
At December 31, 2012, we have eight mortgage loans that are in the process of being satisfied by taking ownership of the real estate serving as collateral on the loan. These eight loans have a total outstanding principal balance of $26.2 million for which we have recorded specific loan loss allowances totaling $8.5 million ($5.7 million in 2012 and $2.8 million in 2011). We also have ten commercial mortgage loans at December 31, 2012 with a total outstanding principal balance of $26.7 million that have been given "workout" terms which generally allow for interest only payments. We recorded specific loan loss allowances on two of the "workout" loans (aggregate principal balance of $3.1 million) of $1.7 million ($0.9 million in 2012 and $0.8 million in 2011). At December 31, 2012, we have agreed to discounted payoffs on three commercial mortgage loans with outstanding principal of $8.5 million for which we have recorded specific loan loss allowances totaling $1.0 million in 2012. At December 31, 2012, we have no commercial mortgage loans that were delinquent (60 days or more at the reporting date) in their principal and interest payments. The total outstanding principal balance of these 21 loans is $61.4 million, which represents less than 5% of our total mortgage loan portfolio.
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

	December 31,
	2012	2011
	(Dollars in thousands)
Impaired mortgage loans with allowances	$53,110	$67,698
Impaired mortgage loans with no allowance for losses	27,765	63,023
Allowance for probable loan losses	(23,134)	(23,664)
Net carrying value of impaired mortgage loans	$57,741	$107,057

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
Concurrently with the issuance of our 3.5% Convertible Senior Notes due in 2015 (the "2015 notes"), we entered into hedge transactions (the "2015 notes hedges") with two counterparties whereby we have the option to receive the cash equivalent of the conversion spread on approximately 16.0 million shares of our common stock based upon a strike price of $12.50 per share, subject to certain conversion rate adjustments in the 2015 notes. These options expire on September 15, 2015 and must be settled in cash. The aggregate cost of the 2015 notes hedges was $37.0 million. The 2015 notes hedges are accounted for as derivative assets, and are included in Other assets in our Consolidated Balance Sheets. The estimated fair value of the 2015 notes hedges was $43.1 million and $45.6 million as of December 31, 2012 and 2011, respectively.
The conversion option of the 2015 notes (the "2015 notes embedded conversion derivative") is an embedded derivative that requires bifurcation from the 2015 notes and is accounted for as a derivative liability, which is included in Other liabilities on our Consolidated Balance Sheets. The fair value of the 2015 notes embedded conversion derivative at the time of issuance of the 2015 notes was $37.0 million, and was recorded as the original debt discount for purposes of accounting for the debt component of the 2015 notes. This discount will be recognized as interest expense using the effective interest method over the term of the 2015 notes. The estimated fair value of the 2015 notes embedded conversion derivative was $43.1 million and $45.6 million as of December 31, 2012 and 2011, respectively.
Liabilities
Our liability for policy benefit reserves increased to $31.8 billion at December 31, 2012 compared to $28.1 billion at December 31, 2011, primarily due to additional annuity sales as discussed above. Substantially all of our annuity products have a surrender charge feature designed to reduce the risk of early withdrawal or surrender of the policies and to compensate us for our costs if policies are withdrawn early. Notwithstanding these policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates and other factors.
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
Liquidity requirements are met primarily by funds provided from operations. Our life subsidiaries generally receive adequate cash flow from annuity deposits and investment income to meet their obligations. Annuity and life insurance liabilities are generally long-term in nature. However, a primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges, that help limit and discourage early withdrawals. At December 31, 2012, approximately 96% of our annuity liabilities were subject to penalty upon surrender, with a weighted average remaining surrender charge period of 9.9 years and a weighted average surrender charge rate of 15.4%.
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $2.2 billion for the year ended December 31, 2012 compared to $3.2 billion for the year ended December 31, 2011 with the decrease primarily attributable to a $1.1 billion decrease in net annuity deposits after coinsurance and a $126.1 million (after coinsurance) decrease in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans. As reported above under Financial Condition - Investments, during 2012 and 2011 we experienced a significant amount of calls of United States Government sponsored agency securities. As a result we have had elevated levels of short-term investments and cash and cash equivalents during 2012 and 2011. The proceeds from these redemptions that have been reinvested have primarily been in United States Government sponsored agency securities, corporate securities. commercial mortgage backed securities and other asset backed securities. For the remaining amount to be reinvested we are considering further diversification into other asset classes, but remain committed to maintaining a high quality investment portfolio with low credit risk. At December 31, 2012, 28% of our fixed income securities have call features and 0.4% ($0.1 billion) were subject to call redemption. Another 7% ($1.5 billion) will become subject to call redemption during 2013, of which $727 million are short-term U.S. Government agency securities with a book yield of 0.85%.
Liquidity of Parent Company
We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt, including the convertible senior notes and subordinated debentures issued to subsidiary trusts, pay operating expenses and pay dividends to stockholders. Our assets consist primarily of the capital stock and surplus notes of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. These sources provide adequate cash flow to us to meet our current and reasonably foreseeable future obligations and we expect they will be adequate to fund our parent company cash flow requirements in 2013.
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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2013, up to $99.2 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $710.4 million of statutory earned surplus at December 31, 2012.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of December 31, 2012, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to meet this rating objective. However, this capital may not be sufficient if significant future losses are incurred or A.M. Best modifies its rating criteria and, given the current market conditions, access to additional capital could be limited.
The transfer of funds by American Equity Life is also restricted by a covenant in our line of credit agreement which requires American Equity Life to maintain a minimum risk-based capital ratio of 275% and a minimum level of statutory surplus equal to the sum of 1) 80% of statutory surplus at December 31, 2010, 2) 50% of the statutory net income for each fiscal quarter ending after December 31, 2010, and 3) 50% of all capital contributed to American Equity Life after September 30, 2010. American Equity Life's risk-based capital ratio was 332% at December 31, 2012. Under this agreement we are also required to maintain a maximum ratio of adjusted debt to total adjusted capital of 0.35 and a minimum cash coverage ratio of 1.0.
Statutory accounting practices prescribed or permitted for our life subsidiaries differ in many respects from those governing the preparation of financial statements under GAAP. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. Information as to statutory capital and surplus and statutory net income for our life subsidiaries as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 is included in note 12 to our consolidated financial statements.
As discussed in note 9 to our consolidated financial statements, during 2011, we terminated the $150 million line of credit and entered into a $160 million revolving line of credit agreement. The new revolving line of credit terminates on January 28, 2014, and borrowings are available for general corporate purposes of the parent company and its subsidiaries.
During 2012, we issued a notice of mandatory redemption of all of our 8% Convertible Junior Subordinated Debentures (the "Debentures") and American Equity Capital Trust I, the holder of all of the Debentures, issued notices of mandatory redemption of all of its 8% Convertible Trust Preferred Securities and all of its 8% Trust Common Securities. As of December 31, 2012, $20.6 million principal amount (688,327 shares) of 8% Convertible Trust Preferred Securities were converted into 2,549,333 shares of our common stock and 38,001 shares of these trust preferred securities had been settled in cash of approximately $1.1 million. The remaining 6,000 shares will be settled in cash of $0.2 million.

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
In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2012.

	Payments Due by Period
	Total	Less Than 1 year	1–3 Years	4–5 Years	After 5 Years
	(Dollars in thousands)
Annuity and single premium universal life products (1)	$31,291,653	$1,996,794	$6,946,835	$5,137,659	$17,210,365
Notes payable, including interest payments (2)	380,210	14,564	365,646	—	—
Subordinated debentures, including interest payments (3)	624,159	11,438	22,875	22,875	566,971
Operating leases	11,294	1,493	2,957	2,515	4,329
Mortgage loan funding	37,946	37,946	—	—	—
Total	$32,345,262	$2,062,235	$7,338,313	$5,163,049	$17,781,665

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

The following table presents the fair value of fixed maturity and equity securities, available for sale, by pricing source and hierarchy level as of December 31, 2012 and 2011, respectively:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
December 31, 2012
Priced via third party pricing services	$75,592	$24,101,390	$—	$24,176,982
Priced via independent broker quotations	—	32,492	—	32,492
Priced via matrices	—	—	—	—
Priced via other methods	—	14,272	1,812	16,084
	$75,592	$24,148,154	$1,812	$24,225,558
% of Total	0.3%	99.7%	—%	100.0%
December 31, 2011
Priced via third party pricing services	$108,104	$18,201,877	$—	$18,309,981
Priced via independent broker quotations	—	194,143	—	194,143
Priced via matrices	—	—	—	—
Priced via other methods	—	20,732	2,098	22,830
	$108,104	$18,416,752	$2,098	$18,526,954
% of Total	0.6%	99.4%	—%	100.0%
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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis of inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of December 31, 2012 and 2011.
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
Our commercial mortgage loan portfolio has had a population of mortgage loans that we have been carrying with workout terms (e.g. interest only periods, period of suspended payments, etc.) and a population of mortgage loans that have been in a delinquent status (i.e. more than 60 days past due). It is from this population that we have been recognizing some impairment loss due to nonpayment and eventual satisfaction of the loan by taking ownership of the collateral real estate. In most cases the fair value of the collateral less estimated costs to sell such collateral has been less than the outstanding principal amount of the mortgage loan.
Our general loan loss allowance for periods through September 30, 2011 was calculated on the cumulative outstanding principal on loans making up the group of loans currently in workout terms and loans currently more than 60 days past due. We applied a factor to the total outstanding principal of these loans that was calculated as the average specific impairment loss for the most recent 4 quarters divided by the sum of the average of the total outstanding principal of delinquent loans for the most recent 4 quarters and the average of the total outstanding principal of loans in workout for the most recent 4 quarters. In the fourth quarter of 2011, we modified the calculation for determining our general loan loss allowance. The group of loans that we utilized to calculate an estimate of general loan loss allowance were those that had a debt service coverage ratio (DSCR) of less than 1.0. The DSCR is calculated by dividing the net operating income of the mortgaged property by the contractual principal and interest payment due for the corresponding period. We developed the loss rates to apply to this group of loans by dividing the specific impairment loss for the most recent 4 quarters by the principal outstanding of the loans with a DSCR of less than 1.0.
During the year ended December 31, 2012, we completed a process of rating the mortgage loans in our portfolio based on factors such as historical operating performance, loan to value ratio and economic outlook, among others. We calculated a loss factor to apply to each rating based on historical losses we have recognized in our mortgage loan portfolio. We applied the loss factors to the total principal outstanding within each rating category to determine an appropriate estimate of general loan loss allowance at December 31, 2012. The change in methodology utilized to determine the general loan loss allowance did not result a material adjustment.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at December 31, 2012 were to increase by100 basis points, our reserves for fixed index annuities would decrease by $226.0 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $136.7 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase our reserves for fixed index annuities by $252.2 million recorded through operations as a increase in the change in fair value of embedded derivatives and increase our combined balance for deferred policy acquisition costs and deferred sales inducements by $152.9 million recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.
Deferred Policy Acquisition Costs and Deferred Sales Inducements
Costs relating to the production of new business are not expensed when incurred but instead are capitalized as deferred policy acquisition costs or deferred sales inducements. Only costs which are expected to be recovered from future policy revenues and gross profits may be deferred.
Deferred policy acquisition costs and deferred sales inducements are subject to loss recognition testing on a quarterly basis or when an event occurs that may warrant loss recognition. Deferred policy acquisition costs consist principally of commissions and certain costs of policy issuance. Deferred sales inducements consist of premium and interest bonuses credited to policyholder account balances. See Adopted Accounting Pronouncements in Note 1 to our audited consolidated financial statements in this Form 10-K for discussion of an accounting standards update that modifies the definition of the types of costs that can be capitalized as deferred policy acquisition costs.
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
The impact of unlocking during 2012 was a $0.2 million decrease in amortization of deferred sales inducements and a $3.7 million increase in amortization of deferred policy acquisition costs. The impact of unlocking in 2012 was primarily due to adjustments made to future period assumptions for interest margins, surrenders, and lifetime income benefit rider utilization. The impact of unlocking during 2011 was a $5.0 million decrease in amortization of deferred sales inducements and a $9.1 million decrease in amortization of deferred policy acquisition costs. The impact of unlocking in 2011 was primarily due to account balance true ups as of September 30, 2011 and adjustments to future period assumptions for interest margins and surrenders. The impact of unlocking during 2010 was a $0.3 million increase in the amortization of deferred sales inducements and a $1.4 million increase in amortization of deferred policy acquisition costs. The impact of unlocking during 2010 was primarily due to adjustments made to future period assumptions for interest margins, surrenders, lifetime income benefit rider utilization and reinsurance costs.
Estimated future gross profits vary based on a number of sources including investment spread margins, surrender charge income, policy persistency, policy administrative expenses and realized gains and losses on investments including credit related other than temporary impairment losses. Estimated future gross profits are most sensitive to changes in investment spread margins which are the most significant component of gross profits. If estimated gross profits for all future years on business in force at December 31, 2012 were to increase by 10%, our combined balance for deferred policy acquisition costs and deferred sales inducements at December 31, 2012 would increase by $88.6 million recorded through operations as a decrease to amortization of deferred policy acquisition costs and deferred sales inducements. Correspondingly, a 10% decrease in estimated gross profits for all future years would result in a $100.5 million decrease in the combined December 31, 2012 balances recorded through operations as an increase to amortization of deferred policy acquisition costs and deferred sales inducements.
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
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at December 31, 2012, of which $85.5 million have been swapped to a fixed rate and $79.0 million have been capped for a term of seven years beginning March or July 2014 (See Note 5 to our audited consolidated financial statements in this Form 10-K). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for fixed index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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
If interest rates were to increase 10% (30 basis points) from levels at December 31, 2012, we estimate that the fair value of our fixed maturity securities would decrease by approximately $634.3 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $190.9 million in accumulated other comprehensive income and a decrease to stockholders' equity. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition—Liquidity for Insurance Operations for a further discussion of the liquidity risk.
At December 31, 2012, 28% of our fixed income securities have call features and 0.4% ($0.1 billion) were subject to call redemption. Another 7% ($1.5 billion, of which $727 million are short-term U.S. Government agency securities with a book yield of 0.85%) will become subject to call redemption during 2013. During the years ended December 31, 2012 and 2011, we received $3.2 billion and $5.2 billion, respectively, in net redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on our annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for fixed index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At December 31, 2012, approximately 99% of our annuity liabilities are subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.
With respect to our fixed index annuities, we purchase call options on the applicable indices to fund the annual index credits on such annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for index products. For the years ended December 31, 2012, 2011 and 2010, the annual index credits to policyholders on their anniversaries were $447.4 million, $448.2 million and $454.7 million, respectively. Proceeds received at expiration or gains recognized upon early termination of these options related to such credits were $447.2 million, $454.2 million and $438.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The difference between proceeds received at expiration or gains recognized upon early termination of these options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us.
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
In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2012 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has determined that we maintained effective internal control over financial reporting as of December 31, 2012.
The Company's independent registered public accounting firm, KPMG LLP, issued an attestation report on the effectiveness of management's internal control over financial reporting. This report appears on page F-2.

(c)	Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2012 which has not been previously reported.

PART III
The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 6, 2013 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2012.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of March 2013.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
By:	/s/ JOHN M. MATOVINA
John M. Matovina, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date

/s/ JOHN M. MATOVINA	Chief Executive Officer, President and Director (Principal Executive Officer)	March 7, 2013
John M. Matovina
/s/ TED M. JOHNSON	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 7, 2013
Ted M. Johnson
/s/ SCOTT A. SAMUELSON	Vice President—Controller (Principal Accounting Officer)	March 7, 2013
Scott A. Samuelson
/s/ D.J. NOBLE	Executive Chairman and Director	March 7, 2013
D.J. Noble
/s/ JOYCE A. CHAPMAN	Director	March 7, 2013
Joyce A. Chapman
/s/ ALEXANDER M. CLARK	Director	March 7, 2013
Alexander M. Clark
/s/ JAMES M. GERLACH	Director	March 7, 2013
James M. Gerlach
/s/ ROBERT L. HILTON	Director	March 7, 2013
Robert L. Hilton
/s/ ROBERT L. HOWE	Director	March 7, 2013
Robert L. Howe
/s/ DAVID S. MULCAHY	Director	March 7, 2013
David S. Mulcahy
/s/ GERARD D. NEUGENT	Director	March 7, 2013
Gerard D. Neugent
/s/ DEBRA J. RICHARDSON	Director	March 7, 2013
Debra J. Richardson
/s/ A.J. STRICKLAND, III	Director	March 7, 2013
A.J. Strickland, III
/s/ HARLEY A. WHITFIELD	Director	March 7, 2013
Harley A. Whitfield

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American Equity Investment Life Holding Company:
We have audited the accompanying consolidated balance sheets of American Equity Investment Life Holding Company and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules listed in the Index on page F-1. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2012, the Company modified the types of costs incurred that can be capitalized when issuing or renewing insurance contracts due to the prospective adoption of Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.

/s/ KPMG LLP
Des Moines, Iowa
March 6, 2013

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,
	2012	2011
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2012 - $21,957,027 ; 2011 - $16,980,279)	$24,172,136	$18,464,109
Held for investment, at amortized cost (fair value: 2012 - $61,521 ; 2011 - $2,644,422)	76,088	2,644,206
Equity securities, available for sale, at fair value (cost: 2012 - $44,598 ; 2011 - $58,438)	53,422	62,845
Mortgage loans on real estate	2,623,940	2,823,047
Derivative instruments	415,258	273,314
Other investments	196,366	115,930
Total investments	27,537,210	24,383,451

Cash and cash equivalents	1,268,545	404,952
Coinsurance deposits	2,910,701	2,818,642
Accrued investment income	261,833	228,937
Deferred policy acquisition costs	1,709,799	1,683,857
Deferred sales inducements	1,292,341	1,242,787
Deferred income taxes	—	21,981
Income taxes recoverable	—	8,441
Other assets	153,049	81,671
Total assets	$35,133,478	$30,874,719

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$31,773,988	$28,118,716
Other policy funds and contract claims	455,752	400,594
Notes payable	309,869	297,608
Subordinated debentures	245,869	268,593
Deferred income taxes	49,303	—
Income taxes payable	4,756	—
Other liabilities	573,704	380,529
Total liabilities	33,413,241	29,466,040

Stockholders' equity:
Preferred stock, par value $1 per share, 2,000,000 shares authorized, 2012 and 2011 - no shares issued and outstanding	—	—
Common stock, par value $1 per share, 200,000,000 shares authorized; issued and outstanding: 2012 - 61,750,601 shares (excluding 5,127,379 treasury shares); 2011 - 57,836,540 shares (excluding 5,616,595 treasury shares)	61,751	57,837
Additional paid-in capital	496,715	468,281
Unallocated common stock held by ESOP; 2012 - 239,799 shares; 2011 - 336,093 shares	(2,583)	(3,620)
Accumulated other comprehensive income	686,807	457,229
Retained earnings	477,547	428,952
Total stockholders' equity	1,720,237	1,408,679
Total liabilities and stockholders' equity	$35,133,478	$30,874,719
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Traditional life insurance premiums	$12,877	$12,151	$11,982
Annuity product charges	89,006	76,189	69,075
Net investment income	1,286,923	1,218,780	1,036,106
Change in fair value of derivatives	221,138	(114,728)	168,862
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	(6,454)	(18,641)	23,726
OTTI losses on investments:
Total OTTI losses	(5,411)	(20,180)	(19,544)
Portion of OTTI losses recognized from other comprehensive income	(9,521)	(13,796)	(4,323)
Net OTTI losses recognized in operations	(14,932)	(33,976)	(23,867)
Loss on extinguishment of debt	—	—	(292)
Total revenues	1,588,558	1,139,775	1,285,592

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	8,075	7,870	8,251
Interest sensitive and index product benefits	818,087	775,757	733,218
Amortization of deferred sales inducements	87,157	71,781	59,873
Change in fair value of embedded derivatives	286,899	(105,194)	130,950
Interest expense on notes payable	28,479	31,633	22,125
Interest expense on subordinated debentures	13,458	13,977	14,906
Interest expense on amounts due under repurchase agreements	—	30	—
Amortization of deferred policy acquisition costs	164,919	143,478	136,388
Other operating costs and expenses	95,495	67,529	114,615
Total benefits and expenses	1,502,569	1,006,861	1,220,326
Income before income taxes	85,989	132,914	65,266
Income tax expense	28,191	46,666	22,333
Net income	$57,798	$86,248	$42,933

Earnings per common share	$0.94	$1.45	$0.73
Earnings per common share - assuming dilution	$0.89	$1.37	$0.68
Weighted average common shares outstanding (in thousands):
Earnings per common share	61,259	59,482	58,507
Earnings per common share - assuming dilution	65,676	63,619	64,580
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010

Net income	$57,798	$86,248	42,933
Other comprehensive income:
Change in net unrealized investment gains/losses (1)	348,627	571,301	170,919
Noncredit component of OTTI losses (1)	4,571	6,251	1,813
Other comprehensive income before income tax	353,198	577,552	172,732
Income tax effect related to other comprehensive income	(123,620)	(202,143)	(60,456)
Other comprehensive income	229,578	375,409	112,276
Comprehensive income	$287,376	$461,657	$155,209
(1) Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2009	56,203	422,225	(5,679)	(30,456)	312,330	754,623
Net income for the year	—	—	—	—	42,933	42,933
Other comprehensive income	—	—	—	112,276	—	112,276
Conversion of $60 of subordinated debentures	7	49	—	—	—	56
Acquisition of 104,661 shares of common stock	(105)	(1,119)	—	—	—	(1,224)
Allocation of 80,224 shares of common stock by ESOP, including excess income tax benefits	—	(23)	864	—	—	841
Share-based compensation, including excess income tax benefits	—	12,239	—	—	—	12,239
Issuance of 862,504 shares of common stock under compensation plans, including excess income tax benefits	863	5,483	—	—	—	6,346
Issuance of warrants	—	15,600	—	—	—	15,600
Dividends on common stock ($0.10 per share)	—	—	—	—	(5,643)	(5,643)
Balance at December 31, 2010	56,968	454,454	(4,815)	81,820	349,620	938,047
Net income for the year	—	—	—	—	86,248	86,248
Other comprehensive income	—	—	—	375,409	—	375,409
Acquisition of 48,235 shares of common stock	(48)	(436)	—	—	—	(484)
Allocation of 110,955 shares of common stock by ESOP, including excess income tax benefits	—	60	1,195	—	—	1,255
Share-based compensation, including excess income tax benefits	—	10,320	—	—	—	10,320
Issuance of 916,329 shares of common stock under compensation plans, including excess income tax benefits	917	3,883	—	—	—	4,800
Dividends on common stock ($0.12 per share)	—	—	—	—	(6,916)	(6,916)
Balance at December 31, 2011	57,837	468,281	(3,620)	457,229	428,952	1,408,679
Net income for the year	—	—	—	—	57,798	57,798
Other comprehensive income	—	—	—	229,578	—	229,578
Conversion of $20,770 of subordinated debentures	2,564	17,027	—	—	—	19,591
Allocation of 96,294 shares of common stock by ESOP, including excess income tax benefits	—	48	1,037	—	—	1,085
Share-based compensation, including excess income tax benefits	—	6,904	—	—	—	6,904
Issuance of 1,349,914 shares of common stock under compensation plans, including excess income tax benefits	1,350	4,455	—	—	—	5,805
Dividends on common stock ($0.15 per share)	—	—	—	—	(9,203)	(9,203)
Balance at December 31, 2012	$61,751	$496,715	$(2,583)	$686,807	$477,547	$1,720,237
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net income	$57,798	$86,248	$42,933
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	818,087	775,757	733,218
Amortization of deferred sales inducements	87,157	71,781	59,873
Annuity product charges	(89,006)	(76,189)	(69,075)
Change in fair value of embedded derivatives	286,899	(105,194)	130,950
Increase in traditional life and accident and health insurance reserves	26,150	76,220	43,921
Policy acquisition costs deferred	(403,411)	(478,834)	(402,607)
Amortization of deferred policy acquisition costs	164,919	143,478	136,388
Provision for depreciation and other amortization	18,404	18,970	11,580
Amortization of discounts and premiums on investments	(69,828)	(154,483)	(240,532)
Loss on extinguishment of debt	—	—	292
Realized gains/losses on investments and net OTTI losses recognized in operations	21,386	52,617	141
Change in fair value of derivatives	(221,138)	112,608	(141,719)
Deferred income taxes	(52,336)	(80,869)	(118,048)
Share-based compensation	6,552	9,339	11,993
Change in accrued investment income	(32,896)	(61,292)	(53,987)
Change in income taxes recoverable/payable	13,197	(2,307)	97,550
Change in other assets	(7,090)	5,005	(26,516)
Change in other policy funds and contract claims	55,158	177,734	103,457
Change in collateral held for derivatives	99,242	(215,775)	35,075
Change in other liabilities	5,927	(77,082)	64,776
Other	(857)	59	812
Net cash provided by operating activities	784,314	277,791	420,475

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities—available for sale	3,298,623	3,705,605	4,568,499
Fixed maturity securities—held for investment	2,618,207	219,372	1,585,267
Equity securities—available for sale	13,604	2,958	46,187
Mortgage loans on real estate	543,211	206,741	145,754
Derivative instruments	483,362	506,057	492,058
Short-term investments	—	—	600,000
Other investments	33,601	2,274	—
Acquisitions of investments:
Fixed maturity securities—available for sale	(8,266,692)	(5,347,839)	(8,544,788)
Fixed maturity securities—held for investment	—	(1,940,163)	(745,207)
Equity securities—available for sale	—	—	(10,125)
Mortgage loans on real estate	(386,507)	(481,680)	(317,250)
Derivative instruments	(379,592)	(395,938)	(331,263)
Short-term investments	—	—	(599,746)
Other investments	(86,569)	(77,955)	(456)
Purchases of property, furniture and equipment	(738)	(5,265)	(5,318)
Net cash used in investing activities	(2,129,490)	(3,605,833)	(3,116,388)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$3,782,275	$4,784,511	$4,497,091
Coinsurance deposits	4,885	(122,415)	(267,638)
Return of annuity policyholder account balances	(1,575,340)	(1,494,554)	(1,465,434)
Financing fees incurred and deferred	—	(1,566)	(6,800)
Proceeds from notes payable	—	—	200,000
Repayments of notes payable	—	(46,251)	(156,641)
Purchase of 2015 notes hedges	—	—	(37,000)
Repayment of subordinated debentures	(1,141)	—	—
Acquisition of common stock	—	(484)	(1,224)
Excess tax benefits realized from share-based compensation plans	481	1,061	480
Proceeds from issuance of common stock	5,741	4,686	6,124
Proceeds from issuance of warrants	—	—	15,600
Change in checks in excess of cash balance	1,071	17,156	(13,238)
Dividends paid	(9,203)	(6,916)	(5,643)
Net cash provided by financing activities	2,208,769	3,135,228	2,765,677
Increase (decrease) in cash and cash equivalents	863,593	(192,814)	69,764
Cash and cash equivalents at beginning of year	404,952	597,766	528,002
Cash and cash equivalents at end of year	$1,268,545	$404,952	$597,766

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$27,666	$30,650	$25,802
Income taxes	67,450	129,250	143,748
Income tax refunds received	512	466	101,395
Non-cash operating activity:
Deferral of sales inducements	306,659	385,123	370,714
Non-cash investing activity:
Real estate acquired in satisfaction of mortgage loans	26,324	20,978	7,408
Mortgage loan on real estate sold	—	1,215	—
Non-cash financing activities:
Conversion of subordinated debentures	20,770	—	60
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Significant Accounting Policies
Nature of Operations
American Equity Investment Life Holding Company ("we", "us" or "our"), through its wholly-owned subsidiaries, American Equity Investment Life Insurance Company ("American Equity Life"), American Equity Investment Life Insurance Company of New York ("American Equity Life of New York") and Eagle Life Insurance Company ("Eagle Life"), is licensed to sell insurance products in 50 states and the District of Columbia at December 31, 2012. We operate solely in the insurance business.
We primarily market fixed index and fixed rate annuities and to a lesser extent, life insurance. Premiums and annuity deposits (net of coinsurance), which are not included as revenues in the accompanying consolidated statements of operations, collected in 2012, 2011 and 2010, by product type were as follows:

	Year Ended December 31,
Product Type	2012	2011	2010
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$2,223,652	$2,835,422	$2,312,720
Fixed strategy	1,206,784	1,375,321	1,472,576
	3,430,436	4,210,743	3,785,296
Fixed rate annuities	148,105	247,237	232,832
Single premium immediate annuities (SPIA)	164,657	305,603	171,628
Life insurance	12,877	12,151	11,982
	$3,756,075	$4,775,734	$4,201,738
Three national marketing organizations through which we market our products each accounted for more than 10% of the annuity deposits and insurance premium collections during 2012 representing 12%, 11% and 10% individually, of the annuity deposits and insurance premiums collected. Two national marketing organization accounted for more than 10% of the annuity deposits and insurance premium collections during 2011 representing 14% and 12% individually, of the annuity deposits and insurance premiums collected. One national marketing organization accounted for more than 10% of the annuity deposits and insurance premium collections during 2010 representing 17% of the annuity deposits and insurance premiums collected.
Consolidation and Basis of Presentation
The consolidated financial statements include our accounts and our wholly-owned subsidiaries: American Equity Life, American Equity Life of New York, Eagle Life, AERL, L.C., American Equity Capital, Inc., American Equity Investment Properties, L.C., American Equity Advisors, Inc. and American Equity Investment Service Company. All significant intercompany accounts and transactions have been eliminated.
During 2012, we identified certain classification errors related to amounts reported in the financing activities section of our consolidated statements of cash flows. We evaluated the materiality of the errors from qualitative and quantitative perspectives and concluded they were not material to any prior periods. However, we revised the 2011 and 2010 consolidated statements of cash flows to be consistent with the 2012 presentation. The changes resulted in decreases of $305.6 million and $171.6 million to receipts credited to annuity and single premium universal life policyholder account balances and return of annuity policyholder account balances for 2011 and 2010, respectively but had no net impact on net cash provided by financing activities. These changes had no impact on our consolidated balance sheets, statements of operations or statements of changes in stockholders' equity.
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
Investments
Fixed maturity securities (bonds and redeemable preferred stocks maturing more than one year after issuance) that may be sold prior to maturity are classified as available for sale. Available for sale securities are reported at fair value and unrealized gains and losses, if any, on these securities

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are included directly in a separate component of stockholders' equity, net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements. Fair values, as reported herein, of fixed maturity and equity securities are based on quoted market prices in active markets when available, or for those fixed maturity securities not actively traded, yield data and other factors relating to instruments or securities with similar characteristics are used. See note 2 for more information on assumptions and valuation models used in the determination of fair value. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities' expected lives. Amortization/accrual of premiums and discounts on residential and commercial mortgage backed securities incorporate prepayment assumptions to estimate the securities' expected lives. Interest income is recognized as earned.
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
Other invested assets include company owned life insurance, real estate, limited partnerships accounted for using the equity method and policy loans. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the end of the reporting period, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Policy loans are stated at current unpaid principal balances.
Real estate owned is reported at cost less accumulated depreciation. Cost is determined at the time ownership is acquired in satisfaction of mortgage loans and is the lower of the carrying value of the mortgage loan or fair value of the real estate less its estimated cost to sell. Buildings and improvements are depreciated using the straight-line method over their estimated useful lives. Impairment losses on real estate owned are recognized when there are indicators of impairment present and the expected future undiscounted cash flows are not sufficient to recover the real estate's carrying value. Any impairment losses are reported as realized losses and are part of net income.
Derivative Instruments
Our derivative instruments include call options used to fund fixed index annuity credits, interest rate swap and caps to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures, call options to hedge the conversion spread on our convertible senior notes (see note 9) and certain other derivative instruments embedded in other contracts. All of our derivative instruments are recognized in the balance sheet at fair value and changes in fair value are recognized immediately in operations. See note 5 for more information on derivative instruments.
Cash and Cash Equivalents
We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
We also consider reverse repurchase agreements, which typically have an initial maturity of six weeks or less, to be cash equivalents. Amounts advanced under these agreements represent short-term loans that carry a fixed rate of interest. Borrowers under these agreements are required to post collateral that is investment grade debt securities with fair value in excess of the amount advanced.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Book Overdrafts
Under our cash management system, checks issued but not yet presented to banks frequently result in overdraft balances for accounting purposes and are classified as Other liabilities on our consolidated balance sheets. We report the changes in the amount of the overdraft balance as a financing activity in our consolidated statement of cash flows as Change in checks in excess of cash balance.
Deferred Policy Acquisition Costs and Deferred Sales Inducements
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
For annuity products, these capitalized costs are being amortized generally in proportion to expected gross profits from investment spreads, including the cost of hedging the fixed indexed annuity obligations, and, to a lesser extent, from product charges and mortality and expense margins. That amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of net realized gains on investments and net OTTI losses recognized in operations) to be realized from a group of products are revised. Deferred policy acquisition costs and deferred sales inducements are also adjusted for the change in amortization that would have occurred if available for sale fixed maturity securities and equity securities had been sold at their aggregate fair value at the end of the reporting period and the proceeds reinvested at current yields. The impact of this adjustment is included in accumulated other comprehensive income within consolidated stockholders' equity, net of applicable taxes. See note 6 for more information on deferred policy acquisition costs and deferred sales inducements.
Policy Benefit Reserves
Policy benefit reserves for fixed index annuities with returns linked to the performance of a specified market index are equal to the sum of the fair value of the embedded derivatives and the host (or guaranteed) component of the contracts. The host value is established at inception of the contract and accreted over the policy's life at a constant rate of interest. Future policy benefit reserves for fixed index annuities earning a fixed rate of interest and other deferred annuity products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. For the years ended December 31, 2012, 2011 and 2010, interest crediting rates for these products ranged from 1.80% to 5.25%. These rates include interest bonuses capitalized as deferred sales inducements.
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
Traditional life insurance premiums are recognized as revenues over the premium-paying period. Certain group policies include provisions for annual experience refunds of premiums equal to net premiums received less a 16% administrative fee and less claims incurred. Such amounts

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2012—$1.1 million; 2011—$1.8 million; and 2010—$1.1 million) are reported as a reduction of traditional life insurance premiums in the consolidated statements of operations. Future policy benefits are recognized as expenses over the life of the policy by means of the provision for future policy benefits.
All insurance-related revenues, including the change in the fair value of derivatives for call options related to the business ceded under coinsurance agreements (see note 7), benefits, losses and expenses are reported net of reinsurance ceded.
Other Comprehensive Income
Other comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. Other comprehensive income excludes net realized investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $(21.4) million, $(52.6) million and $(0.2) million in 2012, 2011 and 2010, respectively. Such amounts, which have been measured through the date of sale, are net of adjustments to deferred policy acquisition costs, deferred sales inducements and income taxes totaling $(12.8) million in 2012, $(34.3) million in 2011 and $0.2 million in 2010.
Adopted Accounting Pronouncements
In October 2010, as a result of a consensus of the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force (EITF), the FASB issued an accounting standards update (ASU) that modifies the definition of the types of costs incurred that can be capitalized in the acquisition of new and renewal insurance contracts. This guidance defines the costs that qualify for deferral as incremental direct costs that result directly from and are essential to successful contract transactions and would not have been incurred by the insurance entity had the contract transactions not occurred. In addition, it lists certain costs as deferrable as those that are directly related to underwriting, policy issuance and processing, medical and inspection, and sales force contract selling as deferrable, as well as the portion of an employee's total compensation related directly to time spent performing those activities for actual acquired contracts and other costs related directly to those activities that would not have been incurred if the contract had not been acquired. This amendment to current GAAP became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Other operating costs and expenses for the year ended December 31, 2012 increased $9.1 million due to the prospective adoption of this ASU effective January 1, 2012, which decreased net income $5.8 million and earnings per share $0.09 for the year ended December 31, 2012.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	December 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$24,172,136	$24,172,136	$18,464,109	$18,464,109
Held for investment	76,088	61,521	2,644,206	2,644,422
Equity securities, available for sale	53,422	53,422	62,845	62,845
Mortgage loans on real estate	2,623,940	2,848,235	2,823,047	3,030,308
Derivative instruments	415,258	415,258	273,314	273,314
Other investments	163,193	163,517	79,109	76,648
Cash and cash equivalents	1,268,545	1,268,545	404,952	404,952
Coinsurance deposits	2,910,701	2,678,232	2,818,642	2,549,025
Interest rate caps	3,247	3,247	—	—
2015 notes hedges	43,105	43,105	45,593	45,593

Liabilities
Policy benefit reserves	31,452,496	26,264,831	27,842,770	23,407,540
Single premium immediate annuity (SPIA) benefit reserves	455,167	469,768	397,248	412,998
Notes payable	309,869	422,175	297,608	376,370
Subordinated debentures	245,869	218,283	268,593	233,809
2015 notes embedded derivative	43,105	43,105	45,593	45,593
Interest rate swaps	4,261	4,261	—	—
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

Transfers of securities among the levels occur at times and depend on the type of inputs used to determine fair value of each security. There were no transfers between levels during 2012 and 2011.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2012 and 2011 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2012
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$5,154	$5,154	$—	$—
United States Government sponsored agencies	1,772,025	—	1,772,025	—
United States municipalities, states and territories	3,578,323	—	3,578,323	—
Foreign government obligations	105,259	—	105,259	—
Corporate securities	14,466,772	33,131	14,433,641	—
Residential mortgage backed securities	2,888,113	—	2,886,301	1,812
Commercial mortgage backed securities	357,982	—	357,982	—
Other asset backed securities	998,508	378	998,130	—
Equity securities, available for sale: finance, insurance and real estate	53,422	36,928	16,494	—
Derivative instruments	415,258	—	415,258	—
Cash and cash equivalents	1,268,545	1,268,545	—	—
Interest rate caps	3,247	—	3,247	—
2015 notes hedges	43,105	—	43,105	—
	$25,955,713	$1,344,136	$24,609,765	$1,812
Liabilities
2015 notes embedded derivative	$43,105	$—	$43,105	$—
Interest rate swap	4,261	—	4,261	—
Fixed index annuities—embedded derivatives	3,337,556	—	—	3,337,556
	$3,384,922	$—	$47,366	$3,337,556
December 31, 2011
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,678	$4,678	$—	$—
United States Government sponsored agencies	1,799,779	—	1,799,779	—
United States municipalities, states and territories	3,333,383	—	3,333,383	—
Foreign government obligations	68,333	—	68,333	—
Corporate securities	10,091,256	58,827	10,032,429	—
Residential mortgage backed securities	2,703,290	—	2,701,192	2,098
Other asset backed securities	463,390	370	463,020	—
Equity securities, available for sale: finance, insurance and real estate	62,845	44,229	18,616	—
Derivative instruments	273,314	—	273,314	—
Cash and cash equivalents	404,952	404,952	—	—
2015 notes hedges	45,593	—	45,593	—
	$19,250,813	$513,056	$18,735,659	$2,098
Liabilities
2015 notes embedded derivative	$45,593	$—	$45,593	$—
Fixed index annuities—embedded derivatives	2,530,496	—	—	2,530,496
	$2,576,089	$—	$45,593	$2,530,496

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis of inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of December 31, 2012 and 2011.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Interest rate swap and caps
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Available for sale securities
Beginning balance	$2,098	$2,702
Principal returned	(300)	(393)
(Amortization)/accretion of premium/discount	67	66
Total gains (losses) (unrealized/realized):
Included in other comprehensive income	250	443
Net OTTI losses recognized in operations	(303)	(720)
Ending Balance	$1,812	$2,098
The Level 3 assets included in the table above are not material to our financial position, results of operations or cash flows, and it is management's opinion that the sensitivity of the inputs used in determining the fair value of these assets is not material as well.

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Fixed index annuities—embedded derivatives
Beginning balance	$2,530,496	$1,971,383
Premiums less benefits	765,942	919,375
Change in unrealized losses (gains), net	41,118	(360,262)
Ending balance	$3,337,556	$2,530,496
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at December 31, 2012, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $226.0 million and be recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $136.7 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $252.2 million and be recorded through operations as an increase in the change in fair value of embedded derivatives and increase our combined balance for deferred policy acquisition costs and deferred sales inducements by $152.9 million and be recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Investments
At December 31, 2012 and 2011, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2012
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,590	$564	$—	$5,154
United States Government sponsored agencies	1,763,789	11,704	(3,468)	1,772,025
United States municipalities, states and territories	3,116,678	461,770	(125)	3,578,323
Foreign government obligations	86,099	19,160	—	105,259
Corporate securities	12,930,173	1,568,223	(31,624)	14,466,772
Residential mortgage backed securities	2,743,537	172,304	(27,728)	2,888,113
Commercial mortgage backed securities	354,870	5,095	(1,983)	357,982
Other asset backed securities	957,291	44,190	(2,973)	998,508
	$21,957,027	$2,283,010	$(67,901)	$24,172,136
Held for investment:
Corporate security	$76,088	$—	$(14,567)	$61,521

Equity securities, available for sale:
Finance, insurance and real estate	$44,598	$10,227	$(1,403)	$53,422

December 31, 2011
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,084	$594	$—	$4,678
United States Government sponsored agencies	1,780,401	19,378	—	1,799,779
United States municipalities, states and territories	2,981,699	351,694	(10)	3,333,383
Foreign government obligations	60,809	7,766	(242)	68,333
Corporate securities	9,092,737	1,078,511	(79,992)	10,091,256
Residential mortgage backed securities	2,618,040	157,331	(72,081)	2,703,290
Other asset backed securities	442,509	26,492	(5,611)	463,390
	$16,980,279	$1,641,766	$(157,936)	$18,464,109
Held for investment:
United States Government sponsored agencies	$2,568,274	$16,806	$—	$2,585,080
Corporate security	75,932	—	(16,590)	59,342
	$2,644,206	$16,806	$(16,590)	$2,644,422
Equity securities, available for sale:
Finance, insurance and real estate	$58,438	$8,752	$(4,345)	$62,845
During 2012 and 2011, we received $4.6 billion and $3.2 billion, respectively, in net redemption proceeds related to calls of our callable United States Government sponsored agency securities, of which $2.6 billion and $0.2 billion, respectively, were classified as held for investment. The proceeds from these redemptions that have been reinvested have primarily been in United States Government sponsored agencies, corporate securities, commercial mortgage backed securities and other asset backed securities classified as available for sale. For the remaining amount to be reinvested we are considering further diversification into other asset classes, but we remain committed to maintaining a high quality investment portfolio with low credit risk. At December 31, 2012, 28% of our fixed income securities have call features and 0.4% ($0.1 billion) were subject to call redemption. Another 7% ($1.5 billion) will become subject to call redemption during 2013, of which $727 million are short-term U.S. Government agency securities with a book yield of 0.85%.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and fair value of fixed maturity securities at December 31, 2012, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$39,743	$41,276	$—	$—
Due after one year through five years	679,050	765,237	—	—
Due after five years through ten years	4,655,968	5,049,957	—	—
Due after ten years through twenty years	5,608,423	6,134,359	—	—
Due after twenty years	6,918,145	7,936,704	76,088	61,521
	17,901,329	19,927,533	76,088	61,521
Residential mortgage backed securities	2,743,537	2,888,113	—	—
Commercial mortgage backed securities	354,870	357,982	—	—
Other asset backed securities	957,291	998,508	—	—
	$21,957,027	$24,172,136	$76,088	$61,521
Net unrealized gains on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	December 31,
	2012	2011
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities and equity securities	$2,223,933	$1,488,237
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(1,201,974)	(819,476)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax benefit	(357,686)	(234,066)
Net unrealized gains reported as accumulated other comprehensive income	$686,807	$457,229
The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO's"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, 98% of the fair value our fixed maturity portfolio is rated investment grade at both December 31, 2012 and 2011.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	December 31,
	2012		2011
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$13,737,381	$15,250,560	$14,359,272	$15,486,571
2	7,838,186	8,533,121	4,894,739	5,272,759
3	398,294	387,222	335,642	315,406
4	53,879	56,151	26,674	23,989
5	—	—	4,932	5,756
6	5,375	6,603	3,226	4,050
	$22,033,115	$24,233,657	$19,624,485	$21,108,531

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 198 and 246 securities, respectively) have been in a continuous unrealized loss position, at December 31, 2012 and 2011:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2012
Fixed maturity securities:
Available for sale:
United States Government sponsored agencies	$973,728	$(3,468)	$—	$—	$973,728	$(3,468)
United States municipalities, states and territories	24,393	(125)	—	—	24,393	(125)
Corporate securities:
Finance, insurance and real estate	177,962	(4,126)	85,709	(8,438)	263,671	(12,564)
Manufacturing, construction and mining	426,120	(4,303)	21,975	(1,281)	448,095	(5,584)
Utilities and related sectors	221,044	(5,187)	39,224	(4,212)	260,268	(9,399)
Wholesale/retail trade	101,790	(784)	10,250	(208)	112,040	(992)
Services, media and other	264,421	(3,085)	—	—	264,421	(3,085)
Residential mortgage backed securities	220,622	(8,679)	260,226	(19,049)	480,848	(27,728)
Commercial mortgage backed securities	161,582	(1,983)	—	—	161,582	(1,983)
Other asset backed securities	145,238	(2,242)	26,131	(731)	171,369	(2,973)
	$2,716,900	$(33,982)	$443,515	$(33,919)	$3,160,415	$(67,901)
Held for investment:
Corporate security:
Insurance	$—	$—	$61,521	$(14,567)	$61,521	$(14,567)

Equity security, available for sale:
Services	$—	$—	$8,722	$(1,403)	$8,722	$(1,403)

December 31, 2011
Fixed maturity securities:
Available for sale:
United States municipalities, states and territories	$3,535	$(10)	$—	$—	$3,535	$(10)
Foreign government obligations	—	—	14,282	(242)	14,282	(242)
Corporate securities:
Finance, insurance and real estate	363,909	(36,575)	146,354	(15,611)	510,263	(52,186)
Manufacturing, construction and mining	201,762	(7,131)	15,593	(1,627)	217,355	(8,758)
Utilities and related sectors	174,251	(7,576)	37,778	(6,946)	212,029	(14,522)
Wholesale/retail trade	15,523	(188)	9,275	(1,194)	24,798	(1,382)
Services, media and other	27,688	(249)	17,105	(2,895)	44,793	(3,144)
Residential mortgage backed securities	295,352	(19,920)	709,612	(52,161)	1,004,964	(72,081)
Other asset backed securities	115,542	(2,863)	15,550	(2,748)	131,092	(5,611)
	$1,197,562	$(74,512)	$965,549	$(83,424)	$2,163,111	$(157,936)
Held for investment:
Corporate security:
Insurance	$—	$—	$59,342	$(16,590)	$59,342	$(16,590)

Equity securities, available for sale:
Finance, insurance and real estate	$20,028	$(3,095)	$3,750	$(1,250)	$23,778	$(4,345)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a description of the factors causing the unrealized losses by investment category as of December 31, 2012:
United States Government sponsored agencies and United States municipalities, states and territories: These securities are relatively long in duration; however, they are callable in less than 12 months making the value of such securities sensitive to changes in market interest rates. The timing of when some of these securities were purchased in 2012 gave rise to unrealized losses at December 31, 2012.
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
Residential mortgage backed securities: At December 31, 2012, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 36 securities with a total amortized cost basis of $374.0 million and a fair value of $376.1 million. Despite recent improvements in the capital markets, the fair values of RMBS continue at prices below amortized cost. RMBS prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.
Commercial mortgage backed securities: The unrealized losses in these securities are due partially to the timing of purchases in 2012. A number of purchases made in the middle of the fourth quarter were at yields lower than what could be executed at the end of the year due to the increase in the treasury yield during December. Yield spreads for commercial mortgage backed securities have narrowed during the course of the year but remain attractive.
Other asset backed securities: The unrealized losses in these securities are predominantly assigned to financial sector capital trust securities which have longer maturity dates and have declined in price due to prolonged stress in the financial sector. Only one security in an unrealized loss position is rated below investment grade.
Equity securities: We have one equity security in an unrealized loss position that is a perpetual preferred security of a service company. Despite modest deterioration of its business profile our view for the investment over the intermediate term is constructive.
Approximately 75% and 83% of the unrealized losses on fixed maturity securities shown in the above table for December 31, 2012 and 2011, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the fixed maturity securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains/losses on investments for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$14,783	$40,668	$(7,233)
Investments carried at fair value:
Fixed maturity securities, available for sale	$731,279	$1,275,061	$417,318
Equity securities, available for sale	4,417	(369)	(5,380)
	735,696	1,274,692	411,938
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(382,498)	(697,140)	(239,206)
Deferred income tax asset	(123,620)	(202,143)	(60,456)
	(506,118)	(899,283)	(299,662)
Change in net unrealized gains/losses on investments carried at fair value	$229,578	$375,409	$112,276

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of net investment income are as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Fixed maturity securities	$1,112,296	$1,048,376	$875,894
Equity securities	3,090	3,315	5,299
Mortgage loans on real estate	176,354	172,731	159,193
Cash and cash equivalents	2,243	554	621
Other	6,348	4,020	1,636
	1,300,331	1,228,996	1,042,643
Less investment expenses	(13,408)	(10,216)	(6,537)
Net investment income	$1,286,923	$1,218,780	$1,036,106
Proceeds from sales of available for sale fixed maturity securities for the years ended December 31, 2012, 2011 and 2010 were $492.5 million, $252.2 million and $340.6 million, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the years ended December 31, 2012, 2011 and 2010 were $2.8 billion, $3.4 billion and $4.1 billion, respectively. Calls of held for investment fixed maturity securities for the years ended December 31, 2012, 2011 and 2010 were $2.6 billion, $0.2 billion and $1.6 billion, respectively.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains (losses) on investments, excluding other than temporary impairment losses are as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$10,906	$12,614	$27,755
Gross realized losses	(562)	(1,423)	(2,575)
	10,344	11,191	25,180
Equity securities:
Gross realized gains	562	966	14,384
Gross realized losses	—	—	(71)
	562	966	14,313
Mortgage loans on real estate:
Increase in allowance for credit losses	(16,832)	(30,770)	(15,225)
Other investments:
Gains on sale of real estate	5,149	377	—
Impairment losses on real estate	(5,677)	(405)	(542)
	(528)	(28)	(542)
	$(6,454)	$(18,641)	$23,726
The following table summarizes the carrying value of our fixed maturity securities, mortgage loans on real estate and real estate owned that have been non-income producing for 12 consecutive months:

	December 31,
	2012	2011
	(Dollars in thousands)
Fixed maturity securities, available for sale	$4,691	5,852
Mortgage loans on real estate	2,783	4,064
Real estate owned	1,270	5,257
	$8,744	$15,173

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
The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities at December 31, 2012 and 2011, which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Year ended December 31, 2012
Prime	2005	6.5%	7.7%	8%	19%	40%	50%
	2006	5.8%	7.6%	9%	19%	40%	55%
	2007	6.1%	7.3%	11%	38%	40%	60%
Alt-A	2004	5.8%	5.8%	11%	11%	60%	60%
	2005	5.6%	8.7%	12%	38%	5%	55%
	2006	6.0%	6.0%	32%	46%	55%	60%
	2007	6.2%	7.0%	31%	55%	55%	65%

Year ended December 31, 2011
Prime	2005	5.8%	7.9%	6%	19%	40%	55%
	2006	6.4%	7.6%	8%	15%	45%	60%
	2007	5.8%	7.9%	8%	30%	40%	60%
	2008	6.6%	6.6%	13%	13%	45%	45%
Alt-A	2004	5.8%	5.8%	11%	11%	50%	50%
	2005	5.7%	7.7%	11%	32%	5%	55%
	2006	6.0%	7.3%	23%	47%	50%	60%
	2007	6.2%	7.4%	29%	59%	50%	70%
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
	(Dollars in thousands)
Year ended December 31, 2012
Fixed maturity securities, available for sale:
Corporate securities:
Finance	1	$(1,765)	$—	$(1,765)
Retail	1	(622)	—	(622)
Residential mortgage backed securities	39	(3,024)	(9,521)	(12,545)
	41	$(5,411)	$(9,521)	$(14,932)

Year ended December 31, 2011
Fixed maturity securities, available for sale:
Residential mortgage backed securities	66	$(19,420)	$(13,796)	$(33,216)
Equity securities, available for sale:
Finance	1	(760)	—	(760)
	67	$(20,180)	$(13,796)	$(33,976)

Year ended December 31, 2010
Fixed maturity securities, available for sale:
Corporate securities:
Finance	1	$(822)	—	(822)
Retail	1	(1,576)	—	(1,576)
Residential mortgage backed securities	30	(17,146)	(4,323)	(21,469)
	32	$(19,544)	$(4,323)	$(23,867)
The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Cumulative credit loss at beginning of year	$(119,095)	$(96,893)
Credit losses on securities for which OTTI has not previously been recognized	(12,365)	(4,141)
Additional credit losses on securities for which OTTI has previously been recognized	(2,567)	(29,075)
Accumulated losses on securities that were disposed of during the period	—	11,014
Cumulative credit loss at end of year	$(134,027)	$(119,095)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security for securities that are part of our investment portfolio at December 31, 2012 and 2011:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
December 31, 2012
Fixed maturity securities, available for sale:
Corporate securities	$10,599	$(2,151)	$5,676	$14,124
Residential mortgage backed securities	855,915	(177,604)	171,514	849,825
Equity securities, available for sale:
Finance, insurance and real estate	9,976	—	9,668	19,644
	$876,490	$(179,755)	$186,858	$883,593
December 31, 2011
Fixed maturity securities, available for sale:
Corporate securities	$3,347	$(2,151)	$4,818	$6,014
Residential mortgage backed securities	999,024	(187,126)	125,502	937,400
Equity securities, available for sale:
Finance, insurance and real estate	12,019	—	8,110	20,129
	$1,014,390	$(189,277)	$138,430	$963,543
At December 31, 2012 and 2011, fixed maturity securities and short-term investments with an amortized cost of $27.2 billion and $23.9 billion, respectively, were on deposit with state agencies to meet regulatory requirements. There are no restrictions on these assets.
At December 31, 2012 and 2011, we had no investment in any person or its affiliates (other than bonds issued by agencies of the United States Government) that exceeded 10% of stockholders' equity.

4.     Mortgage Loans on Real Estate
Our mortgage loan portfolio, summarized in the following table, totaled $2.6 billion and $2.8 billion at December 31, 2012 and 2011, respectively, with commitments outstanding of $37.9 million at December 31, 2012.

	December 31,
	2012	2011
	(Dollars in thousands)
Principal outstanding	$2,658,883	$2,856,011
Loan loss allowance	(34,234)	(32,964)
Deferred prepayment fees	(709)	—
Carrying value	$2,623,940	$2,823,047

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

	December 31,
	2012		2011
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$732,762	27.5%	$719,231	25.2%
Middle Atlantic	155,094	5.8%	169,240	5.9%
Mountain	387,599	14.6%	411,054	14.4%
New England	26,385	1.0%	36,815	1.3%
Pacific	320,982	12.1%	309,693	10.8%
South Atlantic	458,802	17.3%	493,764	17.3%
West North Central	370,168	13.9%	487,693	17.1%
West South Central	207,091	7.8%	228,521	8.0%
	$2,658,883	100.0%	$2,856,011	100.0%
Property type distribution
Office	$666,467	25.1%	$777,343	27.2%
Medical Office	136,764	5.1%	175,580	6.1%
Retail	677,951	25.5%	635,916	22.3%
Industrial/Warehouse	692,637	26.1%	710,426	24.9%
Hotel	94,045	3.5%	139,193	4.9%
Apartment	219,335	8.2%	187,548	6.6%
Mixed use/other	171,684	6.5%	230,005	8.0%
	$2,658,883	100.0%	$2,856,011	100.0%
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
We have a population of mortgage loans that we have been carrying with workout terms (e.g. interest only periods, period of suspended payments, etc.) and a population of mortgage loans that have been in a delinquent status (i.e. more than 60 days past due). It is from this population that we have been recognizing some impairment loss due to nonpayment and eventual satisfaction of the loan by taking ownership of the collateral real estate. In most cases the fair value of the collateral less estimated costs to sell such collateral has been less than the outstanding principal amount of the mortgage loan.
Our general loan loss allowance for periods through September 30, 2011 was calculated on the cumulative outstanding principal on loans making up the group of loans currently in workout terms and loans currently more than 60 days past due. We applied a factor to the total outstanding principal of these loans that was calculated as the average specific impairment loss for the most recent 4 quarters divided by the sum of the average of the total outstanding principal of delinquent loans for the most recent 4 quarters and the average of the total outstanding principal of loans in workout for the most recent 4 quarters. In the fourth quarter of 2011, we modified the calculation for determining our general loan loss allowance. The group of loans that we utilized to calculate an estimate of general loan loss allowance were those that had a debt service coverage ratio (DSCR) of less than 1.0. The DSCR is calculated by dividing the net operating income of the mortgaged property by the contractual principal and interest payment due for the corresponding period. We developed the loss rates to apply to this group of loans by dividing the specific impairment loss for the most recent 4 quarters by the principal outstanding of the loans with a DSCR of less than 1.0.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2012, we completed a process of rating the mortgage loans in our portfolio based on factors such as historical operating performance, loan to value ratio and economic outlook, among others. We calculated a loss factor to apply to each rating based on historical losses we have recognized in our mortgage loan portfolio. We applied the loss factors to the total principal outstanding within each rating category to determine an appropriate estimate of general loan loss allowance at December 31, 2012. The change in methodology utilized to determine the general loan loss allowance did not result in a material adjustment.
The following table presents a rollforward of our specific and general valuation allowances for mortgage loans on real estate:

	Year Ended December 31,
	2012		2011		2010
	Specific Allowance	General Allowance	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(23,664)	$(9,300)	$(13,224)	$(3,000)	$(5,266)	$—
Charge-offs	15,562	—	14,030	—	4,267	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	(15,032)	(1,800)	(24,470)	(6,300)	(12,225)	(3,000)
Ending allowance balance	$(23,134)	$(11,100)	$(23,664)	$(9,300)	$(13,224)	$(3,000)
The specific allowance is a total of credit loss allowances on loans which are individually evaluated for impairment. The general allowance is the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	December 31,
	2012	2011	2010
	(Dollars in thousands)
Individually evaluated for impairment	$53,110	$67,698	31,027
Collectively evaluated for impairment	2,605,723	2,788,313	2,583,838
Total loans evaluated for impairment	$2,658,833	$2,856,011	2,614,865
The amount of loans collectively evaluated for impairment at December 31, 2011 and 2010 were modified from what was originally reported to be consistent with the groupings used in 2012.
The amount of charge-offs include the amount of allowance that has been established for loans that were satisfied by taking ownership of the collateral. When the property is taken it is recorded at its fair value as a component of other investments and the mortgage loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. There could be other situations that develop where we have established a larger specific loan loss allowance than is needed based on increases in the fair value of collateral supporting collateral dependent loans or improvements in the financial position of a borrower so that a loan would become reliant on cash flows from debt service instead of dependent upon sale of the collateral. Charge-offs of the allowance would be recognized in those situations as well. We define collateral dependent loans as those mortgage loans for which we still depend on the value of the collateral real estate to satisfy the outstanding principal of the loan.
During the years ended December 31, 2012 and 2011, thirteen and eleven mortgage loans, respectively, were satisfied by taking ownership of the real estate serving as collateral. The following table summarizes the activity in the real estate owned which was obtained in satisfaction of mortgage loans on real estate:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Real estate owned at beginning of period	$36,821	$19,122	$12,268
Real estate acquired in satisfaction of mortgage loans	26,324	20,978	7,408
Additions	398	387	352
Sales	(23,825)	(3,027)	—
Impairments	(5,677)	—	(542)
Depreciation	(869)	(639)	(364)
Real estate owned at end of period	$33,172	$36,821	$19,122

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	December 31,
	2012	2011
	(Dollars in thousands)
Credit Exposure--By Payment Activity
Performing	$2,597,440	2,743,068
In workout	26,723	67,425
Delinquent	—	6,595
Collateral dependent	34,720	38,923
	$2,658,883	$2,856,011
Mortgage loans are considered delinquent when they become 60 days past due. When loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If the payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. Outstanding principal of loans in a non-accrual status at December 31, 2012 and 2011 totaled $34.7 million and $45.5 million, respectively.
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
Aging of financing receivables is summarized in the following table, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agree upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
December 31, 2012	$—	$—	$—	$—	$2,624,113	$34,720	$2,658,833
December 31, 2011	$3,378	$—	$6,595	$9,973	$2,807,115	$38,923	$2,856,011

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
December 31, 2012
Mortgage loans with an allowance	$29,976	$53,110	$(23,134)	$37,480	$1,946
Mortgage loans with no related allowance	27,765	27,765	—	27,696	1,664
	$57,741	$80,875	$(23,134)	$65,176	$3,610
December 31, 2011
Mortgage loans with an allowance	$44,034	$67,698	$(23,664)	$53,617	$3,284
Mortgage loans with no related allowance	63,023	63,023	—	60,974	3,509
	$107,057	$130,721	$(23,664)	$114,591	$6,793
December 31, 2010
Mortgage loans with an allowance	$17,803	$31,027	$(13,224)	$24,062	$656
Mortgage loans with no related allowance	81,994	81,994	—	82,535	4,921
	$99,797	$113,021	$(13,224)	$106,597	$5,577
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
A Troubled Debt Restructuring ("TDR") is a situation where we have granted a concession to a borrower for economic or legal reasons related to the borrower's financial difficulties that we would not otherwise consider. A mortgage loan that has been granted new terms, including workout terms as described previously, would be considered a TDR if it meets conditions that would indicate a borrower is experiencing financial difficulty and the new terms constituting a concession on our part. We analyze all loans that we agree to workout terms and all loans that we have refinanced to determine if they meet the definition of a TDR. We consider the following factors in determining whether or not a borrower is experiencing financial difficulty:

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mortgage loan workouts, refinances or restructures that are classified as TDR are individually evaluated and measured for impairment. A summary of mortgage loans on commercial real estate with outstanding principal at December 31, 2012 and 2011 that we determined to be TDR's are as follows:

Geographic Region	Number of Mortgage Loans	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount
		(Dollars in thousands)
Year ended December 31, 2012:
East	1	$4,208	$(1,425)	$2,783
Mountain	10	28,786	(1,702)	27,084
South Atlantic	9	23,358	(5,047)	18,311
East North Central	1	2,232	(467)	1,765
West North Central	3	9,466	(2,328)	7,138
	24	$68,050	$(10,969)	$57,081

Year ended December 31, 2011:
East	3	$8,489	$(2,115)	$6,374
Mountain	10	29,539	(1,637)	27,902
South Atlantic	11	28,676	(6,339)	22,337
West North Central	1	1,937	(269)	1,668
	25	$68,641	$(10,360)	$58,281
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

	December 31,
	2012	2011
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$415,258	$273,314
Other assets
2015 notes hedges	43,105	45,593
Interest rate caps	3,247	—
	$461,610	$318,907
Liabilities
Policy benefit reserves—annuity products
Fixed index annuities—embedded derivatives	$3,337,556	$2,530,496
Other liabilities
2015 notes embedded derivative	43,105	45,593
Interest rate swaps	4,261	—
	$3,384,922	$2,576,089

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The change in fair value of derivatives included in the consolidated statements of operations are as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$228,610	$(93,582)	$141,803
2015 notes hedges (see note 9)	(2,488)	(21,002)	29,595
Interest rate swaps	(4,261)	(144)	(2,536)
Interest rate caps	(723)	—	—
	$221,138	$(114,728)	$168,862
Change in fair value of embedded derivatives:
2015 notes embedded derivative (see note 9)	$(2,488)	$(21,002)	$29,595
Fixed index annuities—embedded derivatives	289,387	(84,192)	101,355
	$286,899	$(105,194)	$130,950
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
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			December 31,
			2012		2011
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A	A3	$568,786	$16,533	$2,340,213	$43,481
Barclays	A+	A2	3,463,777	103,929	2,419,339	60,903
BNP Paribas	A+	A2	2,207,097	60,301	2,533,301	48,293
Citibank, N.A.	A	A3	2,878,588	67,592	—	—
Credit Suisse	A+	A1	936,625	21,518	1,423,802	27,464
Deutsche Bank	A+	A2	886,688	20,787	384,420	7,697
HSBC	AA-	Aa3	295,520	6,539	348,674	4,557
J.P. Morgan	A+	Aa3	735,016	21,940	2,109,019	27,961
Morgan Stanley	A	Baa1	1,590,505	40,113	244,180	7,375
UBS	A	A2	—	—	39,147	240
Wells Fargo (Wachovia)	AA-	Aa3	$2,060,903	$56,006	$2,227,235	$45,343
			$15,623,505	$415,258	$14,069,330	$273,314

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2012 and 2011, we held $328.7 million and $165.4 million, respectively, of cash and cash equivalents and other securities received from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $93.7 million and $109.3 million at December 31, 2012 and 2011, respectively.
The future annual index credits on our fixed index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. We do not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. We must value both the call options and the related forward embedded options in the policies at fair value.
We entered into an interest rate swap and caps to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures. See note 10 for more information on our subordinated debentures. The terms of the interest rate swap provide that we pay a fixed rate of interest and receive a floating rate of interest. The terms of the interest rate caps limit the three month London Interbank Offered Rate to 2.50%. The interest rate swap and caps are not effective hedges under accounting guidance for derivative instruments and hedging activities. Therefore, we record the interest rate swap and caps at fair value and any net cash payments received or paid are included in the change in fair value of derivatives in the consolidated statements of operations.
Details regarding the interest rate swap are as follows:

					December 31,
					2012	2011
Maturity Date	Notional Amount	Receive Rate	Pay Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	*LIBOR	2.415%	SunTrust	$(4,261)	$—
___________________________________
* - three month London Interbank Offered Rate
Details regarding the interest rate caps are as follows:

					December 31,
					2012	2011
Maturity Date	Notional Amount	Floating Rate	Cap Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	*LIBOR	2.50%	SunTrust	$1,634	$—
July 8, 2021	12,000	*LIBOR	2.50%	SunTrust	490	—
July 29, 2021	27,000	*LIBOR	2.50%	SunTrust	1,123	—
	$79,000				$3,247	$—
___________________________________
* - three month London Interbank Offered Rate
The interest rate swap has a forward starting date beginning in March 2014 and converts floating rates to fixed rates for seven years. The interest rate caps have a forward starting date beginning in July 2014 and cap our interest rates for seven years. As of December 31, 2012 we provided $1.2 million of cash and cash equivalents to the counterparty for derivative collateral related to the swap and caps, which is included in other assets on our consolidated balance sheets.

6.     Deferred Policy Acquisition Costs and Deferred Sales Inducements
Policy acquisition costs deferred and amortized are as follows:

	December 31,
	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of year	$1,683,857	$1,747,760	$1,625,785
Costs deferred during the year:
Commissions	399,001	463,889	390,631
Policy issue costs	4,410	14,945	11,976
Amortization	(164,919)	(143,478)	(136,388)
Effect of net unrealized gains/losses	(212,550)	(399,259)	(144,244)
Balance at end of year	$1,709,799	$1,683,857	$1,747,760
Sales inducements deferred and amortized are as follows:

	December 31,
	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of year	$1,242,787	$1,227,328	$1,011,449
Costs deferred during the year	306,659	385,123	370,714
Amortization	(87,157)	(71,781)	(59,873)
Effect of net unrealized gains/losses	(169,948)	(297,883)	(94,962)
Balance at end of year	$1,292,341	$1,242,787	$1,227,328
We periodically revise the key assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. The unlocking adjustment in 2012 increased amortization of deferred policy acquisition costs by $3.7 million and decreased amortization of deferred sales inducements by $0.2 million. The unlocking adjustment in 2011 decreased amortization of deferred policy acquisition costs by $9.1 million and decreased amortization for deferred sales inducements by $5.0 million. The unlocking adjustment in 2010 increased amortization of deferred policy acquisition costs by $1.4 million and increased amortization for deferred sales inducements by $0.3 million.

7.     Reinsurance and Policy Provisions
Coinsurance
We have entered into two coinsurance agreements with EquiTrust Life Insurance Company ("EquiTrust"), covering 70% of certain of our index and fixed rate annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003 and 20% of those contracts issued from January 1, 2004 to July 31, 2004. The business reinsured under these agreements may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves, transferred to EquiTrust under these agreements were $1.0 billion and $1.1 billion at December 31, 2012 and 2011, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible. The balance due under these agreements to EquiTrust was $9.2 million and $11.5 million at December 31, 2012 and 2011, respectively, and represents the fair value of call options held by us to fund index credits related to the ceded business net of cash due to or from EquiTrust related to monthly settlements of policy activity and other expenses.
Effective July 1, 2009, we entered into two funds withheld coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda. One agreement cedes 20% of certain of our fixed index annuities issued from January 1, 2009 through March 31, 2010. The business reinsured under this agreement is not eligible for recapture until the end of the month following seven years after the date of issuance of the policy. The other agreement cedes 80% of our multi-year rate guaranteed annuities issued on or after July 1, 2009. The business reinsured under this agreement may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to Athene under these agreements) were $1.9 billion and $1.7 billion at December 31, 2012 and 2011, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to Athene should Athene fail to meet the obligations it has coinsured. The annuity deposits that have been ceded to Athene are being held in a trust on a funds withheld basis. American Equity Life is named as the sole beneficiary of the trust. The funds withheld are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the funds withheld account would ever reach a point where it is less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in a trust for the amount of any shortfall. None of the coinsurance deposits with Athene are deemed by management to be uncollectible. The balance due under these agreements to Athene was $14.0 million and $8.4 million at December 31, 2012 and 2011, respectively, and represents the fair value of call options held by us to fund index credits related to the ceded business net of cash due from Athene related to monthly settlements of policy activity.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts ceded to EquiTrust and Athene under these agreements are as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Consolidated Statements of Operations
Annuity product charges	$6,796	$8,149	$9,063
Change in fair value of derivatives	17,106	(2,771)	19,408
	$23,902	$5,378	$28,471

Interest sensitive and index product benefits	$94,113	$99,724	$96,872
Change in fair value of embedded derivatives	9,373	(12,428)	3,373
Other operating costs and expenses	9,333	8,970	8,948
	$112,819	$96,266	$109,193
Consolidated Statements of Cash Flows
Annuity deposits	$(203,552)	$(326,531)	$(478,962)
Cash payments to policyholders	208,437	204,116	211,324
	$4,885	$(122,415)	$(267,638)
Financing Arrangements
We have entered into three reinsurance transactions with Hannover Life Reassurance Company of America ("Hannover"), which are treated as reinsurance under statutory accounting practices and as financing arrangements under GAAP. The statutory surplus benefits under these agreements are eliminated under GAAP and the associated charges are recorded as risk charges and included in other operating costs and expenses in the consolidated statements of operations. The transactions became effective October 1, 2005 (the "2005 Hannover Transaction"), December 31, 2008 (the "2008 Hannover Transaction") and March 31, 2011 (the "2011 Hannover Transaction"). The 2008 Hannover Transaction and the 2011 Hannover Transaction terminate after the the final year of surplus reduction (see following discussion of each agreement), and the statutory surplus benefit is reduced over a five year period and is eliminated upon termination.
The 2011 Hannover Transaction is a coinsurance and yearly renewable term reinsurance agreement for statutory purposes and provided $49.2 million in net pretax statutory surplus benefit at inception in 2011. Pursuant to the terms of this agreement, pretax statutory surplus was reduced by $11.8 million and $9.2 million in 2012 and 2011, respectively, and is expected to be reduced as follows: 2013—$11.3 million, 2014—$10.8 million and 2015—$10.3 million. These amounts include risk charges equal to 1.25% of the pretax statutory surplus benefit as of the end of each calendar quarter. Risk charges attributable to this agreement were $1.8 million and $1.7 million during 2012 and 2011, respectively.
The 2008 Hannover Transaction is a coinsurance and yearly renewable term reinsurance agreement for statutory purposes and provided $29.5 million in net pretax statutory surplus benefit in 2008. Pursuant to the terms of this agreement, pretax statutory surplus was reduced by $6.8 million and $6.7 million in 2012 and 2011, respectively, and is expected to be reduced as follows: 2013—$6.9 million These amounts include risk charges equal to 1.25% of the pretax statutory surplus benefit as of the end of each calendar quarter. Risk charges attributable to this agreement were $0.5 million, $0.8 million and $1.1 million during 2012, 2011 and 2010, respectively.
The 2005 Hannover Transaction is a yearly renewable term reinsurance agreement for statutory purposes covering 47% of waived surrender charges related to penalty free withdrawals and deaths on certain business. The agreement has been amended several times to include policy forms that were not in existence at the time this agreement became effective. We may recapture the risks reinsured under this agreement as of the end of any quarter. However, the agreement, as amended, makes it punitive to us if we do not recapture the business ceded prior to January 1, 2016. The reserve credit recorded on a statutory basis by American Equity Life was $180.3 million and $162.5 million at December 31, 2012 and 2011, respectively. We pay quarterly reinsurance premiums under this agreement with an experience refund calculated on a quarterly basis resulting in a risk charge equal to approximately 5.8% of the weighted average statutory reserve credit. Risk charges attributable to the 2005 Hannover Transaction were $9.9 million, $8.6 million and $6.9 million during 2012, 2011 and 2010, respectively.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Income Taxes
We file consolidated federal income tax returns that include all of our wholly-owned subsidiaries except Eagle Life which must file a separate federal income tax return for 2009–2013 under applicable federal income tax guidelines. Our income tax expense as presented in the consolidated financial statements is summarized as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Consolidated statements of operations:
Current income taxes	$80,527	$127,535	$140,381
Deferred income taxes (benefits)	(52,336)	(80,869)	(118,048)
Total income tax expense included in consolidated statements of operations	28,191	46,666	22,333
Stockholders' equity:
Expense (benefit) relating to:
Change in net unrealized investment losses	123,620	202,143	60,456
Share-based compensation	(392)	(1,061)	(480)
Total income tax expense included in consolidated financial statements	$151,419	$247,748	$82,309
Income tax expense in the consolidated statements of operations differed from the amount computed at the applicable statutory federal income tax rate of 35% as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Income before income taxes	$85,989	$132,914	$65,266

Income tax expense on income before income taxes	$30,096	$46,520	$22,843
Tax effect of:
Tax exempt net investment income	(1,876)	—	—
Other	(29)	146	(510)
Income tax expense	$28,191	$46,666	$22,333
Effective tax rate	32.8%	35.1%	34.2%

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income tax assets or liabilities are established for temporary differences between the financial reporting amounts and tax bases of assets and liabilities that will result in deductible or taxable amounts, respectively, in future years. The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2012 and 2011, are as follows:

	December 31,
	2012	2011
	(Dollars in thousands)
Deferred income tax assets:
Policy benefit reserves	$1,698,831	$1,472,653
Other than temporary impairments	8,177	9,072
Derivative instruments	—	21,429
Other policyholder funds	10,860	9,946
Litigation settlement accrual	7,351	—
Deferred compensation	14,659	15,576
Net operating loss carryforwards	16,783	14,818
Other	7,192	6,351
Gross deferred tax assets	1,763,853	1,549,845
Deferred income tax liabilities:
Deferred policy acquisition costs and deferred sales inducements	(1,425,266)	(1,266,042)
Net unrealized gains on available for sale fixed maturity and equity securities	(357,686)	(234,066)
Convertible senior notes	(6,665)	(10,917)
Derivative instruments	(18,280)	—
Investment income items	(2,588)	(4,315)
Other	(2,671)	(12,524)
Gross deferred tax liabilities	(1,813,156)	(1,527,864)
Net deferred income tax (liability) asset	$(49,303)	$21,981
The total deferred income tax asset includes other than temporary impairments on investments. The other than temporary impairments will not be available for utilization for tax purposes until the securities are either sold at a loss or deemed completely worthless. The other than temporary impairments totaled $23.4 million and $26.0 million as of December 31, 2012 and 2011, respectively.
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
Realization of our deferred income tax assets is more likely than not based on expectations as to our future taxable income and considering all other available evidence, both positive and negative. Therefore, no valuation allowance against deferred income tax assets has been established as of December 31, 2012 and 2011.
There were no material income tax contingencies requiring recognition in our consolidated financial statements as of December 31, 2012. We are no longer subject to income tax examinations by tax authorities for years prior to 2008.
At December 31, 2012, we had non-life net operating loss carryforwards for federal income tax purposes totaling $23.4 million which expire beginning in 2018 through 2032.

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

The initial conversion rate for the 2015 notes is 80 shares of our common stock per $1,000 principal amount of 2015 notes, equivalent to a conversion price of approximately $12.50 per share of our common stock, with the amount due on conversion. Upon conversion, a holder will receive the sum of the daily settlement amounts, calculated on a proportionate basis for each day, during a specified observation period following the conversion date. The conversion rate for the 2015 notes was adjusted to 80.9486 shares in December 2012, equivalent to a conversion price of approximately $12.35 per share.

If a fundamental change, as defined in the indenture, occurs prior to maturity and our stock price is at least $10.00 per share at that time, the conversion rate will increase by an additional amount of up to 20 shares of our common stock per $1,000 principal amount of 2015 notes, which amount would be paid to each holder that elects to convert its 2015 notes at that time.

The conversion option of the 2015 notes (the "2015 notes embedded conversion derivative") is an embedded derivative that requires bifurcation from the 2015 notes and is accounted for as a derivative liability, which is included in Other liabilities in our Consolidated Balance Sheets. The fair value of the 2015 notes embedded conversion derivative at the time of issuance of the 2015 notes was $37.0 million, and was recorded at the original debt discount for purposes of accounting for the debt component of the 2015 notes. This discount will be recognized as interest expense using the effective interest method over the term of the 2015 notes. The estimated fair value of the 2015 notes embedded conversion derivative was $43.1 million and $45.6 million as of December 31, 2012 and 2011, respectively.

Concurrently with the issuance of the 2015 notes, we entered into hedge transactions (the "2015 notes hedges") with two counterparties whereby we have the option to receive the cash equivalent of the conversion spread on approximately 16.0 million shares of our common stock based upon a strike price of $12.50 per share, subject to certain conversion rate adjustments in the 2015 notes. These options expire on September 15, 2015 and must be settled in cash. The aggregate cost of the 2015 notes hedges was $37.0 million. The 2015 notes hedges are accounted for as derivative assets, and are included in Other assets in our Consolidated Balance Sheets. The estimated fair value of the 2015 notes hedges was $43.1 million and $45.6 million as of December 31, 2012 and 2011, respectively.

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
Holders may convert any outstanding notes into cash and shares of our common stock at a conversion price per share of $13.74 for the 2024 notes and $9.57 for the 2029 notes. This represents a conversion rate of approximately 72.8 shares and 104.5 shares of common stock per $1,000 in principal amount of notes (the "conversion rate") for the 2024 notes and the 2029 notes, respectively. Subject to certain exceptions described in the indentures covering these notes, at the time the notes are tendered for conversion, the value (the "conversion value") of the cash and shares of our common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the conversion rate by the "ten day average closing stock price", which equals the average of the closing per share prices of our common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. We will deliver the conversion value to holders as follows: (1) an amount in cash (the "principal return") equal to the lesser of (a) the aggregate conversion value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate conversion value of the notes to be converted is greater than the principal return, an amount in shares (the "net shares") equal to such aggregate conversion value less the principal return (the "net share amount") and (3) an amount in cash in lieu of fractional shares of common stock. The number of net shares to be paid will be determined by dividing the net share amount by the ten day average closing stock price.
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
We are required to include the dilutive effect of the 2024 and 2029 notes in our diluted earnings per share calculation. Because these notes include a mandatory cash settlement feature for the principal amount, incremental dilutive shares will only exist when the fair value of our common stock at the end of the reporting period exceeds the conversion price per share disclosed above. At December 31, 2012 and 2011, the conversion premium of the 2029 notes was dilutive and the effect has been included in diluted earnings per share for the years ended December 31, 2012 and 2011. The 2015 notes and the 2015 notes hedges are excluded from the dilutive effect in our diluted earnings per share calculation as they are currently to be settled only in cash. The 2015 warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the strike price of the 2015 warrants.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The liability and equity components of the 2024 notes and 2029 notes are accounted for separately in the consolidated balance sheets. The liability component of the 2015 notes and the liability and equity components of the 2024 notes and 2029 notes are as follows:

	December 31, 2012			December 31, 2011
	September 2015 Notes	December 2029 Notes	December 2024 Notes	September 2015 Notes	December 2029 Notes	December 2024 Notes
	(Dollars in thousands)			(Dollars in thousands)
Notes payable:
Principal amount of liability component	$200,000	$115,839	$28,243	$200,000	$115,839	$28,243
Unamortized discount	(21,944)	(12,269)	—	(28,906)	(17,568)	—
Net carrying amount of liability component	$178,056	$103,570	$28,243	$171,094	$98,271	$28,243
Additional paid-in capital:
Carrying amount of equity component		$15,586	$22,637		$15,586	$22,637
Amount by which the if-converted value exceeds principal	$—	$30,382	$—	$—	$8,846	$—
The discount is being amortized over the expected lives of the notes, which is December 15, 2014 for the 2029 notes and September 15, 2015 for the 2015 notes, and was December 15, 2011 for the 2024 notes. The effective interest rates during the discount amortization periods are 8.9%, 8.5% and 11.9% on the 2015 notes, the 2024 notes and 2029 notes, respectively. The interest cost recognized in operations for the convertible notes, inclusive of the coupon and amortization of the discount and debt issue costs was $28.5 million, $31.6 million, and $20.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
We had a $150 million revolving line of credit agreement with eight banks. The revolving period of the facility was five years. The applicable interest rate was floating at LIBOR plus 0.80% or the greater of prime rate or federal funds rate plus 0.50%, as elected by us. During 2011, we terminated the $150 million revolving line of credit agreement and entered into a $160 million revolving line of credit agreement with seven banks for which the revolving period is three years. The interest rate is floating at a rate based on our election that will be equal to the alternate base rate (as defined in the credit agreement) plus the applicable margin or the adjusted LIBOR rate (as defined in the credit agreement) plus the applicable margin. We also pay a commitment fee on the available unused portion of the credit facility. The applicable margin and commitment fee rate are based on our credit rating and can change throughout the period of the credit facility. Based upon our current credit rating, the applicable margin is 2.00% for alternate base rate borrowings and 3.00% for adjusted LIBOR rate borrowings, and the commitment fee is 0.50%. Under this agreement, we are required to maintain a minimum risk-based capital ratio at American Equity Life of 275%; a maximum ratio of adjusted debt to total adjusted capital 0.35; a minimum cash coverage ratio of 1.0; and a minimum level of statutory surplus at American Equity Life equal to the sum of 1) 80% of statutory surplus at December 31, 2010, 2) 50% of the statutory net income for each fiscal quarter ending after December 31, 2010, and 3) 50% of all capital contributed to American Equity Life after September 30, 2010. No amounts were outstanding at December 31, 2012 and 2011. As of December 31, 2012, $109.5 million is unrestricted and could be distributed to shareholders.
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). We had no borrowings under repurchase agreements during 2012 and 2010. The maximum amount borrowed during 2011 was $180 million . When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $12.9 million for the year ended December 31, 2011. The weighted average interest rate on amounts due under repurchase agreements was 0.23% for the year ended December 31, 2011.

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
Following is a summary of subordinated debt obligations to the trusts at December 31, 2012 and 2011:

	December 31,
	2012	2011	Interest Rate		Due Date
	(Dollars in thousands)
American Equity Capital Trust I	$—	$22,893	8%
American Equity Capital Trust II	76,259	76,090	5%		June 1, 2047
American Equity Capital Trust III	27,840	27,840	*LIBOR +	3.90%	April 29, 2034
American Equity Capital Trust IV	12,372	12,372	*LIBOR +	4.00%	January 8, 2034
American Equity Capital Trust VII	10,830	10,830	*LIBOR +	3.75%	December 14, 2034
American Equity Capital Trust VIII	20,620	20,620	*LIBOR +	3.75%	December 15, 2034
American Equity Capital Trust IX	15,470	15,470	*LIBOR +	3.65%	June 15, 2035
American Equity Capital Trust X	20,620	20,620	*LIBOR +	3.65%	September 15, 2035
American Equity Capital Trust XI	20,620	20,620	*LIBOR +	3.65%	December 15, 2035
American Equity Capital Trust XII	41,238	41,238	*LIBOR +	3.50%	April 7, 2036
	$245,869	$268,593
*—three month London Interbank Offered Rate
During 2012, we issued a notice of mandatory redemption of all of our 8% Convertible Junior Subordinated Debentures (the "Debentures") and American Equity Capital Trust I, the holder of all of the Debentures, issued notices of mandatory redemption of all of its 8% Convertible Trust Preferred Securities and all of its 8% Trust Common Securities. As a result of this mandatory redemption, $20.6 million principal amount (688,327 shares) of 8% Convertible Trust Preferred Securities were converted into 2,549,333 shares of our common stock and 38,001 shares of these trust preferred securities were settled in cash of approximately $1.1 million. The remaining 6,000 shares will be settled in cash of $0.2 million. During 2012, prior to the mandatory redemption, 4,000 shares of these trust preferred securities were converted into 14,814 shares shares of our common stock. During 2010, 2,010 shares of these trust preferred securities converted into 7,444 shares of our common stock. There were no conversions during 2011.
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
11.   Retirement and Share-based Compensation Plans
We have adopted a contributory defined contribution plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all of our full-time employees subject to minimum eligibility requirements. Employees can contribute a percentage of their annual salary (up to a maximum contribution of $17,000 in 2012 and $16,500 in 2011 and 2010) to the plan. We contribute an additional amount, subject to limitations, based on the voluntary contribution of the employee. Further, the plan provides for additional employer contributions based on the discretion of the Board of Directors. Plan contributions charged to expense were $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
During 2010, we established the American Equity Investment Life Holding Company Short-Term Performance Incentive Plan. Under this plan, certain members of our senior management may receive incentive awards comprised of a cash component and a restricted stock component. Shares of restricted stock received will be granted pursuant to the 2009 Employee Incentive Plan and will vest on the date three years following the date the Committee approves the payment of the incentive award provided that the participant remains employed by us. Compensation expense is recognized over the three year vesting period. Shares vest immediately for participants 65 years of age with 10 years of service with us and compensation expense under this plan for these participants is recognized upon approval of the incentive award by the compensation

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

committee. During 2012 and 2011, we issued 51,810 and 24,497 shares of common stock (37,369 and 16,819 shares were restricted stock), respectively, and recognized share-based compensation expense of $0.5 million and $0.1 million, respectively.
We have deferred compensation arrangements with certain officers, directors, and consultants, whereby these individuals agreed to take our common stock at a future date in lieu of cash payments at the time of service. The common stock is to be issued in conjunction with a "trigger event," as that term is defined in the individual agreements. At December 31, 2012 and 2011, these individuals have earned, and we have reserved for future issuance, 354,923 and 503,142 shares of common stock, respectively, pursuant to these arrangements. We have incurred share-based compensation expense of $0.2 million, $0.3 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, under these arrangements.
We have deferred compensation agreements with certain officers whereby these individuals may defer certain bonus compensation which is deposited into the American Equity Officer Rabbi Trust (Officer Rabbi Trust). The amounts deferred are invested in assets at the direction of the employee. The assets of the Officer Rabbi Trust are included in our assets and a corresponding deferred compensation liability is recorded. The deferred compensation liability is recorded at the fair market value of the assets in the Officer Rabbi Trust with the change in fair value included as a component of compensation expense. The deferred compensation liability related to these agreements was $1.4 million and $1.6 million December 31, 2012 and 2011, respectively. During 2011 and 2010, the Officer Rabbi Trust purchased 1,250 shares of our common stock at a cost of $0.01 million and 104,661 shares of our common stock at a cost of $1.2 million, respectively. The Officer Rabbi Trust did not purchase any shares during 2012. The Officer Rabbi Trust held 104,551 shares and 139,751 shares of our common stock at December 31, 2012 and 2011, respectively, which are treated as treasury shares.
During 1997, we established the American Equity Investment NMO Deferred Compensation Plan ("NMO Deferred Compensation Plan") whereby agents can earn common stock in addition to their normal commissions. The NMO Deferred Compensation Plan was effective until December 31, 2006 at which time it was suspended. Awards were calculated using formulas determined annually by our Board of Directors and are generally based upon new annuity deposits. These shares are being distributed at the end of the vesting and deferral period of 9 years. We recognize commission expense and an increase to additional paid-in capital as share-based compensation when the awards vest. For the year ended December 31, 2010, agents vested in 1,052 shares of common stock and we recorded commission expense (capitalized as deferred policy acquisition costs) of $0.01 million under this plan. All outstanding shares issued under this plan were fully vested at December 31, 2010. At December 31, 2012 and 2011, the total number of undistributed vested shares under the NMO Deferred Compensation Plan was 1,142,332 and 1,631,548, respectively. These shares are included in the computation of earnings per share and earnings per share—assuming dilution.
We have a Rabbi Trust, the NMO Deferred Compensation Trust (the "NMO Trust"), which has purchased shares of our common stock to fund the amount of vested shares under the NMO Deferred Compensation Plan. The common stock held in the NMO Trust is treated as treasury stock. The NMO Trust purchased 81,745 shares of our common stock during 2011 at a cost of $0.9 million. The NMO Trust did not purchase any shares during 2012 and 2010. The NMO Trust distributed 489,216, 306,032 and 166,965 shares during 2012, 2011 and 2010, respectively. The number of shares held by the NMO Trust at December 31, 2012 and 2011, was 1,142,332 and 1,631,548, respectively.
Our 1996 Stock Option Plan, 2000 Employee Stock Option Plan, 2000 Directors Stock Option Plan and 2011 Director Stock Option Plan (adopted in 2011) authorized grants of options to officers, directors and employees for an aggregate of up to 3,475,000 shares of our common stock. All options granted under these plans have 10 year terms and a 6 month vesting period after which they become fully exercisable immediately. At December 31, 2012, we had no shares of common stock available for future grant under the 2011 Director Stock Option Plan. In 2009, we adopted the 2009 Employee Incentive Plan which authorizes the grant of options, stock appreciation rights, restricted stock awards and restricted stock units convertible into or based upon our common stock up to 2,500,000 shares. All options granted under this plan have 10 year terms and a 3 year vesting period after which they become fully exercisable immediately. At December 31, 2012, we had 1,709,243 shares of common stock available for future grant under the 2009 Employee Incentive Plan.
The fair value for each stock option granted to officers, directors and employees during the years ended December 31, 2012, 2011 and 2010 was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2012		2011		2010
	Directors and Retirement Eligible Employees	Non-Retirement Eligible Employees	Directors and Retirement Eligible Employees	Non-Retirement Eligible Employees	Directors and Retirement Eligible Employees	Non-Retirement Eligible Employees
Average risk-free interest rate	0.76%	1.36%	1.66%	2.00%	2.17%	2.99%
Dividend yield	1.1%	1.3%	0.8%	1.0%	0.8%	0.8%
Average expected life (years)	5	8	5	8	5	8
Volatility	62.5%	50.9%	66.1%	52.0%	75.7%	75.7%
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2007, 2010 and 2012 we established Independent Insurance Agent Stock Option plans. Under these plans, agents of American Equity Life may receive grants of options to acquire shares of our common stock based upon their individual sales. The plans authorize grants of options to agents for an aggregate of up to 8,000,000 shares of our common stock. We recognize commission expense and an increase to additional paid-in capital as share-based compensation equal to the fair value of the options as they are earned.
The fair value for each stock option granted to agents during the years ended December 31, 2012, 2011 and 2010 was estimated using a Black-Scholes option valuation model until the grant date, at which time the options are included as permanent equity, with the following assumptions:

	Year Ended December 31,
	2012	2011	2010
Average risk-free interest rate	0.51%	0.58%	1.44%
Dividend yield	1.2%	1.2%	0.8%
Average expected life (years)	3.75	3.75	3.75
Volatility	41.1%	67.2%	68.0%
American Equity Life's agents earned 1,125,100 options during 2012, which were granted in January 2013, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $3.9 million in 2012. American Equity Life's agents earned 1,422,050 options during 2011, which were granted in January 2012, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $6.8 million in 2011. American Equity Life's agents earned 1,361,900 options during 2010, which were granted in January 2011, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $8.2 million in 2010. All options granted have 7 year terms and a 6 month vesting period after which they become exercisable immediately.
Changes in the number of stock options outstanding during the years ended December 31, 2012, 2011 and 2010 are as follows:

	Number of Shares	Weighted-Average Exercise Price per Share	Total Exercise Price
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2010	3,142,189	$8.79	$27,620
Granted	1,794,200	8.76	15,726
Canceled	(120,000)	8.64	(1,037)
Exercised	(695,539)	8.80	(6,122)
Outstanding at December 31, 2010	4,120,850	8.78	36,187
Granted	1,486,850	12.99	19,309
Canceled	(177,500)	9.66	(1,714)
Exercised	(585,350)	8.00	(4,685)
Outstanding at December 31, 2011	4,844,850	10.13	49,097
Granted	1,558,900	7.60	11,854
Canceled	(28,050)	8.74	(245)
Exercised	(643,250)	8.77	(5,642)
Outstanding at December 31, 2012	5,732,450	9.61	$55,064
The following table summarizes information about stock options outstanding at December 31, 2012:

	Stock Options Outstanding			Stock Options Vested
Range of Exercise Prices	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share
$5.07 - $9.16	1,500,000	3.59	$7.70	1,500,000	3.59	$7.70
$9.49 - $11.46	2,714,350	5.56	10.35	2,218,350	5.34	10.47
$11.88 - $14.34	1,518,100	5.37	12.97	1,413,100	5.12	13.03
$5.07 - $14.34	5,732,450	5.00	10.35	5,131,450	4.77	10.36
The aggregate intrinsic value for stock options outstanding and vested awards was $11.8 million and $10.6 million, respectively, at December 31, 2012. For the years ended December 31, 2012, 2011 and 2010, the total intrinsic value of options exercised by officers, directors and employees was $0.9 million , $0.3 million and $0.6 million respectively. There were no option exercises during the year ended December 31, 2009. Intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the price of our common stock as of the reporting date. Cash received from stock options exercised for the years ended December 31, 2012 and 2011 was $5.7 million and

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$4.7 million, respectively. The tax benefit realized for the tax deduction from the exercise of stock options by officers, directors, employees and agents for both years ended December 31, 2012 and 2011, was $0.1 million.
We established the American Equity Investment Employee Stock Ownership Plan ("ESOP") effective July 1, 2007. The principal purpose of the ESOP is to provide each eligible employee with an equity interest in us. Employees become eligible once they have completed a minimum of six months of service. Employees become 100% vested after 2 years of service. Our contribution to the ESOP is determined by the Board of Directors.
In August 2007, we issued a loan to the ESOP in the amount of $7.0 million to purchase 650,000 shares of our common stock from David J. Noble, our Executive Chairman. The loan is to be repaid over a period of 20 years with annual interest payments due on December 31 of each year. Required principal payments according to the terms of the loan of $1.8 million are due on December 31, 2012, 2017, and 2022 with the final principal payment due on August 31, 2027; however, at December 31, 2012, the outstanding balance on this loan is $1.6 million as we have been prepaying the balance due. The loan is eliminated in the consolidated financial statements. The shares purchased by the ESOP were pledged as collateral for this debt and are reported as unallocated common stock held by the ESOP, a contra-equity account in stockholders' equity. When shares are committed for release, the shares become outstanding for earnings per share computations. For each plan year in which a payment or prepayment of principal or interest is made, we will release from the pledge the number of shares determined under the principal and interest method. Dividends on allocated ESOP shares are recorded as a reduction in retained earnings and are credited to employee accounts. Dividends on unallocated shares held by the ESOP will be used to repay indebtedness. As of December 31, 2012 and 2011, there were 54,971 shares and 59,751 shares committed for release and compensation expense of $1.1 million, $1.3 million and $0.8 million was recognized in 2012, 2011 and 2010, respectively. The fair value of 239,799 unreleased shares and 336,093 unreleased shares was $2.9 million and $3.5 million at December 31, 2012 and 2011, respectively.

12.   Statutory Financial Information and Dividend Restrictions
Statutory accounting practices prescribed or permitted by regulatory authorities for our life insurance subsidiaries differ from GAAP. Net income for our primary life insurance subsidiary as determined in accordance with statutory accounting practices was as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
American Equity Life	82,039	169,365	177,311
Statutory capital and surplus for our primary life insurance subsidiary was as follows:

	December 31,
	2012	2011
	(Dollars in thousands)
American Equity Life	$1,658,929	$1,597,018
American Equity Life is domiciled in the state of Iowa and is regulated by the Iowa Insurance Division. Life insurance companies are subject to the National Association of Insurance Commissioners ("NAIC") risk-based capital (RBC) requirements which are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Calculations using the NAIC formula indicated that American Equity Life's ratio of total adjusted capital to the highest level of required capital at which regulatory action might be initiated (Company Action Level) is as follows:

	December 31,
	2012	2011
	(Dollars in thousands)
Total adjusted capital	$1,741,638	$1,655,205
Company Action Level RBC	524,928	479,023
Ratio of adjusted capital to Company Action Level RBC	332%	346%
Prior approval of regulatory authorities is required for the payment of dividends to American Equity Investment Life Holding Company ("Parent Company") by American Equity Life which exceed an annual limitation. American Equity Life may pay dividends without prior approval, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) net gain from operations before net realized capital losses for the preceding calendar year or, (2) 10% of the American Equity Life's capital and surplus at the preceding year-end. The amount of dividends permitted to be paid by American Equity Life to its Parent Company without prior approval of regulatory authorities (no dividends were paid by any of our insurance subsidiaries for any of the years presented in these financial statements) is $99.2 million as of December 31, 2012.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Parent Company relies on its subsidiaries for cash flow, which has primarily been in the form of investment management fees and/or dividends. Retained earnings in our consolidated financial statements primarily represent undistributed earnings of American Equity Life. As such, our ability to pay dividends is limited by the regulatory restriction placed upon insurance companies as described above. In addition, American Equity Life retains funds to allow for sufficient capital for growth.
13.   Commitments and Contingencies
We lease our home office space and certain equipment under various operating leases. Rent expense for the years ended December 31, 2012, 2011 and 2010 totaled $2.0 million, $1.9 million and $1.9 million, respectively. At December 31, 2012, the aggregate future minimum lease payments are $11.3 million. The following represents payments due by period for operating lease obligations as of December 31, 2012 (dollars in thousands):

Year Ending December 31:
2013	$1,493
2014	1,487
2015	1,469
2016	1,377
2017	1,138
2018 and thereafter	4,329
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share data)
Numerator:
Net income—numerator for earnings per common share	$57,798	$86,248	$42,933
Interest on convertible subordinated debentures (net of income tax benefit)	517	1,034	1,035
Numerator for earnings per common share—assuming dilution	$58,315	$87,282	$43,968
Denominator:
Weighted average common shares outstanding (1)	61,258,825	59,482,349	58,506,804
Effect of dilutive securities:
Convertible subordinated debentures	1,348,447	2,727,084	2,729,514
Convertible senior notes	2,515,067	848,164	2,904,571
Stock options and deferred compensation agreements	553,312	561,898	438,834
Denominator for earnings per common share—assuming dilution	65,675,651	63,619,495	64,579,723

Earnings per common share	$0.94	$1.45	$0.73
Earnings per common share—assuming dilution	$0.89	$1.37	$0.68

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.
Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
		Minimum	Maximum
Year ended December 31, 2012	1,522,100	$11.35	$14.34
Year ended December 31, 2011	2,290,200	$10.65	$14.34
Year ended December 31, 2010	1,945,500	$8.75	$14.34
In November 2011, our board of directors approved a share repurchase program authorizing us to repurchase up to 10,000,000 shares of our common stock. As of December 31, 2012, no shares had been repurchased under this program.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Quarterly Financial Information (Unaudited)
Unaudited quarterly results of operations are summarized below.

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
2012
Premiums and product charges	$22,615	$25,156	$27,175	$26,937
Net investment income	326,910	320,259	318,594	321,160
Change in fair value of derivatives	259,161	(150,847)	161,090	(48,266)
Net realized gains (losses) on investments, excluding OTTI losses	(6,076)	(611)	(1,238)	1,471
Net OTTI losses recognized in operations	(2,881)	(978)	(1,686)	(9,387)
Total revenues	599,729	192,979	503,935	291,915
Net income (loss)	10,471	18,759	(7,829)	36,397
Earnings (loss) per common share	0.18	0.31	(0.13)	0.58
Earnings (loss) per common share—assuming dilution	0.16	0.30	(0.13)	0.55
2011
Premiums and product charges	$19,878	$23,181	$23,531	$21,750
Net investment income	292,128	296,878	305,502	324,272
Change in fair value of derivatives	148,653	(22,029)	(333,621)	92,269
Net realized gains (losses) on investments, excluding OTTI losses	(1,193)	(854)	(17,292)	698
Net OTTI losses recognized in operations	(6,571)	(2,229)	(8,891)	(16,285)
Total revenues	452,895	294,947	(30,771)	422,704
Net income (loss)	31,343	18,274	(13,068)	49,699
Earnings (loss) per common share	0.53	0.31	(0.22)	0.83
Earnings (loss) per common share—assuming dilution	0.48	0.28	(0.22)	0.79
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
The differences between the change in fair value of derivatives for each quarter primarily correspond to the performance of the indices upon which our call options are based. The comparability of net income (loss) is impacted by the application of fair value accounting to our fixed index annuity business as follows:

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands)
2012	$16,279	$5,058	$18,106	$(8,270)
2011	(2,945)	9,747	45,868	(21,313)

Schedule I—Summary of Investments—Other
Than Investments in Related Parties

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

December 31, 2012

Column A	Column B	Column C	Column D
Type of Investment	Amortized Cost(1)	Fair Value	Amount at which shown in the balance sheet
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,590	$5,154	$5,154
United States Government sponsored agencies	1,763,789	1,772,025	1,772,025
United States municipalities, states and territories	3,116,678	3,578,323	3,578,323
Foreign government obligations	86,099	105,259	105,259
Corporate securities	12,930,173	14,466,772	14,466,772
Residential mortgage backed securities	2,743,537	2,888,113	2,888,113
Commercial mortgage backed securities	354,870	357,982	357,982
Other asset backed securities	957,291	998,508	998,508
	21,957,027	24,172,136	24,172,136
Held for investment:
Corporate security	76,088	61,521	76,088
Total fixed maturity securities	22,033,115	$24,233,657	24,248,224
Equity securities, available for sale:
Non-redeemable preferred stocks	29,955	30,120	30,120
Common stocks	14,643	23,302	23,302
Total equity securities	44,598	53,422	53,422
Mortgage loans on real estate	2,623,940	2,848,235	2,623,940
Derivative instruments	196,106	415,258	415,258
Other investments	196,366		196,366
Total investments	$25,094,125		$27,537,210

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

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Balance Sheets

(Dollars in thousands)

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$11,220	$12,609
Equity securities of subsidiary trusts	7,398	8,196
Receivable from subsidiaries	535	747
Deferred income taxes	2,378	—
Federal income tax recoverable, including amount from subsidiaries	11,613	8,868
Other assets, including 2015 notes hedges	55,010	61,233
	88,154	91,653
Investment in and advances to subsidiaries	2,235,403	1,933,845
Total assets	$2,323,557	$2,025,498

Liabilities and Stockholders' Equity
Liabilities:
Notes payable	$309,869	$297,608
Subordinated debentures payable to subsidiary trusts	245,869	268,653
Deferred income taxes	—	460
Other liabilities, including 2015 notes embedded derivative	47,582	50,098
Total liabilities	603,320	616,819
Stockholders' equity:
Common stock	61,751	57,837
Additional paid-in capital	496,715	468,281
Unallocated common stock held by ESOP	(2,583)	(3,620)
Accumulated other comprehensive income	686,807	457,229
Retained earnings	477,547	428,952
Total stockholders' equity	1,720,237	1,408,679
Total liabilities and stockholders' equity	$2,323,557	$2,025,498
See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Statements of Operations

(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Net investment income	$565	$298	$295
Dividends from subsidiary trusts	403	427	455
Investment advisory fees	36,178	29,765	23,713
Surplus note interest from subsidiary	4,080	4,080	4,080
Realized gain on investments	—	18	13
Change in fair value of derivatives	(7,472)	(21,146)	27,059
Loss on extinguishment of debt	—	—	(292)
Total revenues	33,754	13,442	55,323
Expenses:
Change in fair value of embedded derivatives	(2,488)	(21,002)	29,595
Interest expense on notes payable	28,479	31,633	22,125
Interest expense on subordinated debentures issued to subsidiary trusts	13,458	13,977	14,906
Other operating costs and expenses	8,228	7,307	6,013
Total expenses	47,677	31,915	72,639
Loss before income taxes and equity in undistributed income of subsidiaries	(13,923)	(18,473)	(17,316)
Income tax benefit	(5,944)	(7,407)	(7,417)
Loss before equity in undistributed income of subsidiaries	(7,979)	(11,066)	(9,899)
Equity in undistributed income of subsidiaries	65,777	97,314	52,832
Net income	$57,798	$86,248	$42,933
See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net income	$57,798	$86,248	$42,933
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of 2015 notes embedded conversion derivative	(2,488)	(21,002)	29,595
Provision for depreciation and amortization	2,382	2,395	1,270
Accrual of discount on equity security	(5)	(5)	(4)
Equity in undistributed income of subsidiaries	(65,777)	(97,314)	(52,832)
Amortization of premium on fixed maturity security	—	1,005	185
Accrual of discount on contingent convertible notes	12,261	13,024	7,761
Change in fair value of derivatives	7,472	21,002	(29,595)
Realized (gain) loss on investments	—	(18)	(13)
Loss (gain) on extinguishment of debt	—	—	292
Accrual of discount on debenture issued to subsidiary trust	110	158	148
Share-based compensation	1,348	866	1,087
ESOP compensation	45	45	82
Deferred income tax benefit	(2,838)	(4,355)	(5,153)
Changes in operating assets and liabilities:
Receivable from subsidiaries	1,205	1,596	(10)
Federal income tax recoverable	(2,745)	142	(2,296)
Other assets	(549)	1,702	(1,925)
Other liabilities	(4,469)	(1,562)	3,708
Net cash provided by (used in) operating activities	3,750	3,927	(4,767)

Investing activities
Capital contributions to subsidiaries	—	(2,450)	(2,400)
Purchase of fixed maturity security	—	(53,610)	(50,260)
Sales, maturities or repayments of fixed maturity securities—available for sale	—	52,623	50,088
Purchases of property, plant and equipment	—	—	(33)
Net cash provided by (used in) investing activities	—	(3,437)	(2,605)
See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Condensed Statements of Cash Flows (Continued)

(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Financing activities
Financing fees incurred and deferred	$—	$(1,566)	$(6,800)
Proceeds from notes payable	—	—	200,000
Repayments of notes payable	—	(46,251)	(156,641)
Purchase of 2015 notes hedges	—	—	(37,000)
Repayment of subordinated debentures	(1,141)	—	—
Excess tax benefits realized from share-based compensation plans	6	28	31
Proceeds from issuance of common stock	5,370	4,686	6,123
Proceeds from issuance of warrants	—	—	15,600
Dividends paid	(9,374)	(7,102)	(5,829)
Net cash provided by (used in) financing activities	(5,139)	(50,205)	15,484
Increase (decrease) in cash and cash equivalents	(1,389)	(49,715)	8,112
Cash and cash equivalents at beginning of year	12,609	62,324	54,212
Cash and cash equivalents at end of year	$11,220	$12,609	$62,324
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest on notes payable	$14,564	$16,917	$11,085
Interest on subordinated debentures	13,102	13,703	14,717
Non-cash financing activity:
Conversion of subordinated debentures	20,770	—	60
See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)

Note to Condensed Financial Statements

December 31, 2012
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

Schedule III—Supplementary Insurance Information

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable
	(Dollars in thousands)
As of December 31, 2012: Life insurance	$1,709,799	$31,773,988	$—	$455,752
As of December 31, 2011: Life insurance	$1,683,857	$28,118,716	$—	$400,594
As of December 31, 2010: Life insurance	$1,747,760	$23,655,807	$—	$222,860

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses
	(Dollars in thousands)
As of December 31, 2012: Life insurance	$101,883	$1,286,923	$1,200,218	$164,919	$137,432
As of December 31, 2011: Life insurance	$88,340	$1,218,780	$750,214	$143,478	$113,169
As of December 31, 2010: Life insurance	$81,057	$1,036,106	$932,292	$136,388	$151,646
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule IV—Reinsurance

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2012:
Life insurance in force, at end of year	$2,350,473	$4,742	$61,488	$2,407,219	2.55%
Insurance premiums and other considerations:
Annuity product charges	$93,472	$6,796	$—	$86,676	—
Traditional life and accident and health insurance premiums	12,525	364	716	12,877	5.56%
	$105,997	$7,160	$716	$99,553	0.72%
Year ended December 31, 2011:
Life insurance in force, at end of year	$2,469,428	$4,692	$65,197	$2,529,933	2.58%
Insurance premiums and other considerations:
Annuity product charges	$84,338	$8,149	$—	$76,189	—
Traditional life and accident and health insurance premiums	11,777	348	722	12,151	5.94%
	$96,115	$8,497	$722	$88,340	0.82%
Year ended December 31, 2010:
Life insurance in force, at end of year	$2,505,280	$3,147	$69,734	$2,571,867	2.71%
Insurance premiums and other considerations:
Annuity product charges	$78,138	$9,063	$—	$69,075	—
Traditional life and accident and health insurance premiums	11,811	711	882	11,982	7.36%
	$89,949	$9,774	$882	$81,057	1.09%
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule V—Valuation and Qualifying Accounts

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

	Balance January 1,	Charged to Costs and Expenses	Translation Adjustment	Write-offs/Payments/Other	Balance December 31,
	(Dollars in thousands
Year Ended December 31, 2012
Valuation allowance on mortgage loans	$(32,964)	$(16,832)	$—	$15,562	$(34,234)

Year Ended December 31, 2011
Valuation allowance on mortgage loans	$(16,224)	$(30,770)	$—	$14,030	$(32,964)

Year Ended December 31, 2010
Valuation allowance on mortgage loans	$(5,266)	$(15,225)	$—	$4,267	$(16,224)

See accompanying Report of Independent Registered Public Accounting Firm.

Item 15.    Exhibits and Financial Statement Schedules.

(a)   Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation, including Articles of Amendment (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the period ended June 30, 2000 filed on August 14, 2000)
3.2	Articles of Amendment to Articles of Incorporation (Incorporated by reference to the Registration Statement on Form S-1, File No. 333-108794, including all pre-effective amendments thereto)
3.3	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-3 filed on January 15, 2008)
3.4	Third Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 2, 2008)
3.5	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.5 to Form 10-Q for the period ended June 30, 2011 filed on August 5, 2011)
4.8
Indenture dated October 29, 1999 between American Equity Investment Life Holding Company and Wilmington Trust Company (as successor in interest to West Des Moines State Bank), as trustee (Incorporated by reference to the Registration Statement on Form S-1, File No. 333-108794, including all pre-effective amendments thereto)

4.9
Trust Preferred Securities Guarantee Agreement dated October 29, 1999 between American Equity Investment Life Holding Company and Wilmington Trust Company (as successor in interest to West Des Moines State Bank), as trustee (Incorporated by reference to the Registration Statement on Form S-1, File No. 333-108794, including all pre-effective amendments thereto)

4.10
Trust Common Securities Guarantee Agreement dated October 29, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee (Incorporated by reference to the Registration Statement on Form S-1, File No. 333-108794, including all pre-effective amendments thereto)

4.10-A
Instruments of Resignation, Appointment and Acceptance, effective September 12, 2006, among American Equity Investment Life Holding Company, Wilmington Trust Company, West Des Moines State Bank and Delaware Trust Company, National Association (formerly known as First Union Trust Company, National Association) (Incorporated by reference to Exhibit 4.10A to Form 10-K for the year ended December 31, 2008 filed on March 16, 2009)

4.11
Indenture dated December 16, 2003, between American Equity Investment Life Holding Company and Wilmington Trust Company, as trustee (Incorporated by reference to Exhibit 4.11 to Form 10-K for the year ended December 31, 2003 filed on March 4, 2004)

4.12
Guarantee Agreement dated December 16, 2003, between American Equity Investment Life Holding Company and Wilmington Trust Company, as trustee (Incorporated by reference to Exhibit 4.12 to Form 10-K for the year ended December 31, 2003 filed on March 4, 2004)

4.13
Indenture dated April 29, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.23 to Form 10-Q for the period ended June 30, 2005 filed on August 4, 2005)

4.14
Guarantee Agreement dated April 29, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.24 to Form 10-Q for the period ended June 30, 2005 filed on August 4, 2005)

4.15
Indenture dated September 14, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.13 to Form 10-Q for the period ended September 30, 2004 filed on November 9, 2004)

4.16
Guarantee Agreement dated September 14, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.14 to Form 10-Q for the period ended September 30, 2004 filed on November 9, 2004)

4.17
Indenture dated December 22, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.17 to Form 10-K for the year ended December 31, 2004 filed on March 14, 2005)

4.18
Guarantee Agreement dated December 22, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.18 to Form 10-K for the year ended December 31, 2004 filed on March 14, 2005)

4.19
Indenture dated December 6, 2004 between American Equity Investment Life Holding Company and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.19 to Form 10-K for the year ended December 31, 2004 filed on March 14, 2005)

4.20
Registration Rights Agreement dated December 6, 2004 by and among American Equity Investment Life Holding Company, Deutsche Bank Securities Inc., Raymond James & Associates, Inc., and Advest,  Inc. (Incorporated by reference to Exhibit 4.20 to Form 10-K for the year ended December 31, 2004 filed on March 14, 2005)

4.23
Indenture dated June 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.23 to Form 10-Q for the period ended June 30, 2005 filed on August 4, 2005)

4.24
Guarantee Agreement dated June 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.24 to Form 10-Q for the period ended June 30, 2005 filed on August 4, 2005)

4.25
Indenture dated August 4, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.25 to Form 10-Q for the period ended September 30, 2005 filed on November 4, 2005)

4.26
Guarantee Agreement dated August 4, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.26 to Form 10-Q for the period ended September 30, 2005 filed on November 4, 2005)

4.27
Indenture dated December 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.27 to Form 10-K for the year ended December 31, 2005 filed on March 14, 2006)

4.28
Guarantee Agreement dated December 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.28 to Form 10-K for the year ended December 31, 2005 filed on March 14, 2006)

Exhibit No.	Description
4.31
Amended and Restated Indenture dated July 7, 2006 between American Equity Investment Life Holding Company and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.31 to Form 10-Q for the period ended September 30, 2006 filed on November 3, 2006)

4.32
Amended and Restated Guarantee Agreement dated July 7, 2006 between American Equity Investment Life Holding Company and Wells Fargo Delaware Trust Company, as trustee (Incorporated by reference to Exhibit 4.32 to Form 10-Q for the period ended September 30, 2006 filed on November 3, 2006)

4.33
Indenture dated December 22, 2009 between American Equity Investment Life Holding Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 23, 2009)

4.34
Indenture dated September 22, 2010 between American Equity Investment Life Holding Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 28, 2010)

10.3	Deferred Compensation Agreements between American Equity Investment Life Holding Company and
(a) James M. Gerlach dated June 6, 1996 (Incorporated by reference to the Registration Statement on Form 10 filed on May 6, 1999)
(b) Terry A. Reimer dated November 11, 1996 (Incorporated by reference to the Registration Statement on Form 10 filed on May 6, 1999)
(c) David S. Mulcahy dated December 31, 1997 (Incorporated by reference to the Registration Statement on Form 10 filed on May 6, 1999)
10.4	2000 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the period ended June 30, 2000 filed on August 14, 2000)
10.5	2000 Director Stock Option Plan (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the period ended June 30, 2000 filed on August 14, 2000)
10.6
Retirement Benefit Agreement, dated as of June 4, 2009, between American Equity Investment Life Holding Company and David J. Noble (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 9, 2009)

10.7	American Equity Investment Life Holding Company 2009 Employee Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 9, 2009)
10.8
Coinsurance Agreement dated December 19, 2001, including First Amendment dated February 26, 2002 between American Equity Investment Life Insurance Company and EquiTrust Life Insurance Company (Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2001 filed on April 1, 2002)

10.9
Coinsurance Agreement dated December 29, 2003 between American Equity Investment Life Insurance Company and EquiTrust Life Insurance Company (Incorporated by reference to Exhibit 10.10-A to Form 10-K for the year ended December 31, 2003 filed on April 1, 2002)

10.10
First Amendment to Coinsurance Agreement dated July 30, 2004 between American Equity Investment Life Insurance Company and EquiTrust Life Insurance Company (Incorporated by reference to Exhibit 10.10-B to Form 10-Q for the period ended June 30, 2004 filed on August 4, 2004)

10.11
Form of Change in Control Agreement between American Equity Investment Life Holding Company and each of John M. Matovina and Debra J. Richardson (Incorporated by reference to the Registration Statement on Form S-1, File No. 333-108794, including all pre-effective amendments thereto)

10.11-A	Form of Amendment to Change in Control Agreement between American Equity Investment Life Holding Company and each of John M. Matovina and Debra J. Richardson
10.14
2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement effective October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America (Incorporated by reference to Exhibit 10.22 to Form 10-Q for the period ended March 31, 2006 filed on May 8, 2006)

10.15
Amendment I, effective January 1, 2006, to 2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement effective October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America (Incorporated by reference to Exhibit 10.23 to Form 10-Q for the period ended March 31, 2006 filed on May 8, 2006)

10.16
Amendment II, effective January 1, 2006, to 2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement effective October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America (Incorporated by reference to Exhibit 10.24 to Form 10-Q for the period ended March 31, 2006 filed on May 8, 2006)

10.18
American Equity Investment Life Holding Company Independent Insurance Agent Stock Option Plan (Incorporated by reference to Exhibit 10.26 to Form 10-Q for the period ended September 30, 2007 filed on November 2, 2007)

10.19
Coinsurance and Yearly Renewable Term Reinsurance Agreement dated December 31, 2008 between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America (Incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2008 filed on March 16, 2009)

10.20
Amendment III, effective April 1, 2009, to the 2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement effective October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Company of America (Incorporated by reference to Exhibit 10.28 to Form 10-Q for the period ended June 30, 2009 filed on August 10, 2009)

10.21
Coinsurance Agreement effective July 1, 2009, between American Equity Investment Life Insurance Company and Athene Life Re Ltd (Treaty #070109) (Incorporated by reference to Exhibit 10.29 to Form 10-Q for the period ended September 30, 2009 filed on November 9, 2009)

10.22
Coinsurance Agreement effective July 1, 2009, between American Equity Investment Life Insurance Company and Athene Life Re Ltd (Treaty #08042009) (Incorporated by reference to Exhibit 10.29 to Form 10-Q for the period ended September 30, 2009 filed on November 9, 2009)

10.26
Purchase Agreement, dated December 17, 2009, between American Equity Investment Life Holding Company and FBR Capital Markets & Co. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 23, 2009)

10.27
Amendment IV, effective October 1, 2009, to the 2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement effective October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Co. of America (Incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended December 31, 2009 filed on March 9, 2010)

Exhibit No.	Description
10.28
Amended Retirement Benefit Agreement, dated as of March 29, 2010, between American Equity Investment Life Holding Company and David J. Noble (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 2, 2010)

10.30
American Equity Investment Life Holding Company Short-Term Performance Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended September 30, 2010 filed on November 9, 2010)

10.33	2010 Independent Insurance Agent Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-3 filed on December 15, 2010)
10.34
Credit Agreement dated January 28, 2011 among American Equity Investment Life Holding Company, JPMorgan Chase Bank, National Association, Suntrust Bank and Deutsche Bank Securities, Inc. (Incorporated by reference to Exhibit 10.34 to Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.35
Amendment V, effective November 18, 2010, to the 2005 Coinsurance and Yearly Renewable Term Reinsurance Agreement effective October 1, 2005, between American Equity Investment Life Insurance Company and Hannover Life Reassurance Co. of America (Incorporated by reference to Exhibit 10.35 to Form 10-K for the year ended December 31, 2010 filed on March 10, 2011)

10.36
Transition and Severance Agreement between James M. Gerlach and American Equity Investment Life Insurance Company, dated February 20, 2012 (Incorporated by reference to Exhibit 10.36 to Form 10-K for the year ended December 31, 2011 filed on March 1, 2012)

10.37
American Equity Investment Life Holding Company 2011 Director Stock Option Plan (Incorporated by reference to Appendix A to Schedule 14A Definitive Proxy Statement for the 2011 annual meeting of stockholders filed on April 25, 2011)

10.38
Second Amendment to Coinsurance Agreement effective August 1, 2001 between American Equity Investment Life Insurance Company and EquiTrust Life Insurance Company (Incorporated by reference to Exhibit 10.36 to Form 10-Q for the period ended September 30, 2011 filed on November 7, 2011)

10.39
Second Amendment to Coinsurance Agreement effective January 1, 2004 between American Equity Investment Life Insurance Company and EquiTrust Life Insurance Company (Incorporated by reference to Exhibit 10.37 to Form 10-Q for the period ended September 30, 2011 filed on November 7, 2011)

10.40	2012 Independent Insurance Agent Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 filed on August 23, 2012)
10.41
Form of Change in Control Agreement between American Equity Investment Life Holding Company and each of Ted M. Johnson, Ronald J. Grensteiner and William R. Kunkel (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 13, 2012)

10.42	Form of Change in Control Agreement between American Equity Investment Life Holding Company and Jeffrey D. Lorenzen

Exhibit No.	Description
12.1	Ratio of Earnings to Fixed Charges
21.2	Subsidiaries of American Equity Investment Life Holding Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002