Form 10-Q
period 2013-03-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2013-05-08
CIK 1039828

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
Shares of common stock outstanding at April 30, 2013: 64,019,160

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2013 - $23,513,179; 2012 - $21,957,027)	$25,609,218	$24,172,136
Held for investment, at amortized cost (fair value: 2013 - $62,173; 2012 - $61,521)	76,129	76,088
Equity securities, available for sale, at fair value (cost: 2013 - $44,172; 2012 - $44,598)	55,215	53,422
Mortgage loans on real estate	2,591,897	2,623,940
Derivative instruments	719,683	415,258
Other investments	193,714	196,366
Total investments	29,245,856	27,537,210

Cash and cash equivalents	882,097	1,268,545
Coinsurance deposits	2,941,816	2,910,701
Accrued investment income	298,341	261,833
Deferred policy acquisition costs	1,803,498	1,709,799
Deferred sales inducements	1,370,285	1,292,341
Other assets	311,076	153,049
Total assets	$36,852,969	$35,133,478

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$32,937,308	$31,773,988
Other policy funds and contract claims	447,301	455,752
Notes payable	313,043	309,869
Subordinated debentures	245,913	245,869
Deferred income taxes	33,313	49,303
Income taxes payable	10,194	4,756
Other liabilities	1,135,668	573,704
Total liabilities	35,122,740	33,413,241

Stockholders' equity:
Preferred stock, par value $1 per share, 2,000,000 shares authorized, 2013 and 2012 no shares issued and outstanding	—	—
Common stock, par value $1 per share, 200,000,000 shares authorized; issued and outstanding: 2013 - 62,783,971 shares (excluding 4,779,535 treasury shares); 2012 - 61,750,601 shares (excluding 5,127,379 treasury shares)	62,784	61,751
Additional paid-in capital	504,470	496,715
Unallocated common stock held by ESOP; 2013 - 239,799 shares; 2012 - 239,799 shares	(2,266)	(2,583)
Accumulated other comprehensive income	661,663	686,807
Retained earnings	503,578	477,547
Total stockholders' equity	1,730,229	1,720,237
Total liabilities and stockholders' equity	$36,852,969	$35,133,478
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Traditional life insurance premiums	$2,698	$3,222
Annuity product charges	21,481	19,393
Net investment income	329,690	326,910
Change in fair value of derivatives	373,962	259,161
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	10,585	(6,076)
OTTI losses on investments:
Total OTTI losses	(2,189)	(1,781)
Portion of OTTI losses recognized from other comprehensive income	(1,048)	(1,100)
Net OTTI losses recognized in operations	(3,237)	(2,881)
Total revenues	735,179	599,729

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	1,735	2,117
Interest sensitive and index product benefits	225,809	139,123
Amortization of deferred sales inducements	28,831	16,710
Change in fair value of embedded derivatives	363,272	359,066
Interest expense on notes payable	7,248	6,995
Interest expense on subordinated debentures	3,009	3,586
Amortization of deferred policy acquisition costs	46,230	34,284
Other operating costs and expenses	19,520	21,713
Total benefits and expenses	695,654	583,594
Income before income taxes	39,525	16,135
Income tax expense	13,494	5,664
Net income	$26,031	$10,471

Earnings per common share	$0.41	$0.18
Earnings per common share - assuming dilution	$0.38	$0.16
Weighted average common shares outstanding (in thousands):
Earnings per common share	63,314	59,701
Earnings per common share - assuming dilution	68,706	65,930
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net income	26,031	10,471
Other comprehensive loss:
Change in net unrealized investment gains/losses (1)	(35,183)	(74,975)
Noncredit component of OTTI losses (1)	347	389
Reclassification of unrealized investment gains/losses to net income (1)	(3,847)	—
Other comprehensive loss before income tax	(38,683)	(74,586)
Income tax effect related to other comprehensive income	13,539	26,104
Other comprehensive loss	(25,144)	(48,482)
Comprehensive income (loss)	$887	$(38,011)
(1) Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2012	$61,751	$496,715	$(2,583)	$686,807	$477,547	$1,720,237
Net income for period	—	—	—	—	26,031	26,031
Other comprehensive loss	—	—	—	(25,144)	—	(25,144)
Allocation of 29,430 shares of common stock by ESOP, including excess income tax benefits	—	58	317	—	—	375
Share-based compensation, including excess income tax benefits	—	1,488	—	—	—	1,488
Issuance of 1,033,370 shares of common stock under compensation plans, including excess income tax benefits	1,033	6,209	—	—	—	7,242
Balance at March 31, 2013	$62,784	$504,470	$(2,266)	$661,663	$503,578	$1,730,229

Balance at December 31, 2011	$57,837	$468,281	$(3,620)	$457,229	$428,952	$1,408,679
Net income for period	—	—	—	—	10,471	10,471
Other comprehensive loss	—	—	—	(48,482)	—	(48,482)
Conversion of $60 of subordinated debentures	7	49	—	—	—	56
Allocation of 30,903 shares of common stock by ESOP, including excess income tax benefits	—	22	333	—	—	355
Share-based compensation, including excess income tax benefits	—	1,774	—	—	—	1,774
Issuance of 777,690 shares of common stock under compensation plans, including excess income tax benefits	778	(47)	—	—	—	731
Balance at March 31, 2012	$58,622	$470,079	$(3,287)	$408,747	$439,423	$1,373,584
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income	$26,031	$10,471
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	225,809	139,123
Amortization of deferred sales inducements	28,831	16,710
Annuity product charges	(21,481)	(19,393)
Change in fair value of embedded derivatives	363,272	359,066
Increase in traditional life and accident and health insurance reserves	402	6,032
Policy acquisition costs deferred	(94,638)	(91,177)
Amortization of deferred policy acquisition costs	46,230	34,284
Provision for depreciation and other amortization	4,607	4,547
Amortization of discounts and premiums on investments	(6,296)	(39,738)
Realized gains/losses on investments and net OTTI losses recognized in operations	(7,348)	8,957
Change in fair value of derivatives	(373,962)	(259,161)
Deferred income taxes	(2,451)	(12,443)
Share-based compensation	1,290	1,106
Change in accrued investment income	(36,508)	(7,685)
Change in income taxes payable	5,438	17,441
Change in other assets	1,315	(682)
Change in other policy funds and contract claims	(8,451)	18,224
Change in collateral held for derivatives	224,755	292,043
Change in other liabilities	(6,215)	(19,523)
Other	(1,014)	(482)
Net cash provided by operating activities	369,616	457,720

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	937,343	965,283
Fixed maturity securities - held for investment	—	1,140,816
Equity securities - available for sale	—	2,605
Mortgage loans on real estate	125,998	99,199
Derivative instruments	146,918	57,015
Other investments	5,371	4,568
Acquisition of investments:
Fixed maturity securities - available for sale	(2,308,052)	(988,547)
Mortgage loans on real estate	(95,147)	(43,678)
Derivative instruments	(82,448)	(83,201)
Other investments	(199)	(17)
Purchases of property, furniture and equipment	(78)	(191)
Net cash provided by (used in) investing activities	(1,270,294)	1,153,852

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$914,936	$933,632
Coinsurance deposits	5,641	(49,478)
Return of annuity policyholder account balances	(402,185)	(368,708)
Excess tax benefits realized from share-based compensation plans	305	665
Proceeds from issuance of common stock	7,103	721
Change in checks in excess of cash balance	(11,570)	(6,243)
Net cash provided by financing activities	514,230	510,589
Increase (decrease) in cash and cash equivalents	(386,448)	2,122,161
Cash and cash equivalents at beginning of period	1,268,545	404,952
Cash and cash equivalents at end of period	$882,097	$2,527,113

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$6,470	$7,014
Income taxes	10,200	—
Non-cash operating activity:
Deferral of sales inducements	73,898	70,019
Non-cash investing activity:
Real estate acquired in satisfaction of mortgage loans	844	3,303
Non-cash financing activities:
Conversion of subordinated debentures	—	60
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company (“we”, “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.
As previously reported in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, we identified certain classification errors related to amounts reported in the financing activities section of our consolidated statements of cash flows. Consistent with that presentation, we have revised the consolidated statement of cash flows for the three months ended March 31, 2012 resulting in decreases of $45.8 million to receipts credited to annuity and single premium universal life policyholder account balances and return of annuity policyholder account balances. These revisions had no net impact on net cash provided by financing activities, and no impact on our consolidated balance sheets, statements of operations, statements of comprehensive income or statements of changes in stockholders' equity.
Adopted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") that expands the disclosure requirements related to other comprehensive income (loss). A reporting entity is now required to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. In addition, a reporting entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. This ASU became effective for interim and annual periods beginning after December 15, 2012. We adopted this ASU on January 1, 2013.
New Accounting Pronouncements
There are no accounting standards updates finalized to become effective in the future that will significantly affect our consolidated financial statements.

2. Fair Values of Financial Instruments
The following sets forth a comparison of the fair values and carrying amounts of our financial instruments:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$25,609,218	$25,609,218	$24,172,136	$24,172,136
Held for investment	76,129	62,173	76,088	61,521
Equity securities, available for sale	55,215	55,215	53,422	53,422
Mortgage loans on real estate	2,591,897	2,831,426	2,623,940	2,848,235
Derivative instruments	719,683	719,683	415,258	415,258
Other investments	164,950	164,725	163,193	163,517
Cash and cash equivalents	882,097	882,097	1,268,545	1,268,545
Coinsurance deposits	2,941,816	2,699,973	2,910,701	2,678,232
Interest rate caps	3,724	3,724	3,247	3,247
2015 notes hedges	71,203	71,203	43,105	43,105

Liabilities
Policy benefit reserves	32,610,449	26,941,764	31,452,496	26,264,831
Single premium immediate annuity (SPIA) benefit reserves	446,967	461,429	455,167	469,768
Notes payable	313,043	476,786	309,869	422,175
Subordinated debentures	245,913	224,659	245,869	218,283
2015 notes embedded derivatives	71,203	71,203	43,105	43,105
Interest rate swap	3,528	3,528	4,261	4,261
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

Transfers of securities among the levels occur at times and depend on the type of inputs used to determine fair value of each security. There were no transfers between levels during the three months ended March 31, 2013.

Our assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
March 31, 2013
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,616	$4,616	$—	$—
United States Government sponsored agencies	1,857,377	—	1,857,377	—
United States municipalities, states and territories	3,657,164	—	3,657,164	—
Foreign government obligations	100,460	—	100,460	—
Corporate securities	15,550,966	25,814	15,525,152	—
Residential mortgage backed securities	2,668,454	—	2,666,730	1,724
Commercial mortgage backed securities	748,601	—	748,601	—
Other asset backed securities	1,021,580	380	1,021,200	—
Equity securities, available for sale: finance, insurance and real estate	55,215	37,744	17,471	—
Derivative instruments	719,683	—	719,683	—
Cash and cash equivalents	882,097	882,097	—	—
Interest rate caps	3,724	—	3,724	—
2015 notes hedges	71,203	—	71,203	—
	$27,341,140	$950,651	$26,388,765	$1,724
Liabilities
2015 notes embedded derivatives	$71,203	$—	$71,203	$—
Interest rate swap	3,528	—	3,528	—
Fixed index annuities - embedded derivatives	3,848,902	—	—	3,848,902
	$3,923,633	$—	$74,731	$3,848,902

December 31, 2012
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$5,154	$5,154	$—	$—
United States Government sponsored agencies	1,772,025	—	1,772,025	—
United States municipalities, states and territories	3,578,323	—	3,578,323	—
Foreign government obligations	105,259	—	105,259	—
Corporate securities	14,466,772	33,131	14,433,641	—
Residential mortgage backed securities	2,888,113	—	2,886,301	1,812
Commercial mortgage backed securities	357,982	—	357,982	—
Other asset backed securities	998,508	378	998,130	—
Equity securities, available for sale: finance, insurance and real estate	53,422	36,928	16,494	—
Derivative instruments	415,258	—	415,258	—
Cash and cash equivalents	1,268,545	1,268,545	—	—
Interest rate caps	3,247	—	3,247	—
2015 notes hedges	43,105	—	43,105	—
	$25,955,713	$1,344,136	$24,609,765	$1,812
Liabilities
2015 notes embedded derivatives	$43,105	$—	$43,105	$—
Interest rate swap	4,261	—	4,261	—
Fixed index annuities - embedded derivatives	3,337,556	—	—	3,337,556
	$3,384,922	$—	$47,366	$3,337,556

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis of inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of March 31, 2013 and December 31, 2012.
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
Derivative instruments
The fair values of derivative instruments, primarily call options, are based upon the amount of cash that we will receive to settle each derivative instrument on the reporting date. These amounts are determined by our investment team using industry accepted valuation models and are adjusted for the nonperformance risk of each counterparty net of any collateral held. Inputs include market volatility and risk free interest rates and are used in income valuation techniques in arriving at a fair value for each option contract. The nonperformance risk for each counterparty is based upon its credit default swap rate. We have no performance obligations related to the call options purchased to fund our fixed index annuity policy liabilities.
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
Interest rate swap and caps
The fair values of our pay fixed/receive variable interest rate swap and interest rate caps are obtained from third parties and are determined by discounting expected future cash flows using projected LIBOR rates for the term of the swap and caps.
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

The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Available for sale securities
Beginning balance	$1,812	$2,098
Principal returned	(368)	(41)
Accretion of discount	129	26
Total gains (losses) (realized/unrealized):
Included in other comprehensive income (loss)	151	102
Included in operations	—	(158)
Ending balance	$1,724	$2,027
The Level 3 assets included in the table above are not material to our financial position, results of operations or cash flows, and it is management's opinion that the sensitivity of the inputs used in determining the fair value of these assets is not material as well.

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$3,337,556	$2,530,496
Premiums less benefits	246,722	84,226
Change in unrealized gains, net	264,624	306,315
Ending balance	$3,848,902	$2,921,037
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at March 31, 2013, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $261.8 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $158.3 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $291.9 million recorded through operations as an increase in the change in fair value of embedded derivatives and increase our combined balance for deferred policy acquisition costs and deferred sales inducements by $177.0 million recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

3. Investments
At March 31, 2013 and December 31, 2012, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
March 31, 2013
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,091	$525	$—	$4,616
United States Government sponsored agencies	1,853,618	7,646	(3,887)	1,857,377
United States municipalities, states and territories	3,191,793	466,207	(836)	3,657,164
Foreign government obligations	86,102	14,574	(216)	100,460
Corporate securities	14,167,049	1,434,504	(50,587)	15,550,966
Residential mortgage backed securities	2,488,435	186,029	(6,010)	2,668,454
Commercial mortgage backed securities	742,965	8,772	(3,136)	748,601
Other asset backed securities	979,126	48,252	(5,798)	1,021,580
	$23,513,179	$2,166,509	$(70,470)	$25,609,218
Held for investment:
Corporate security	$76,129	$—	$(13,956)	$62,173

Equity securities, available for sale:
Finance, insurance, and real estate	$44,172	$11,043	$—	$55,215

December 31, 2012
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,590	$564	$—	$5,154
United States Government sponsored agencies	1,763,789	11,704	(3,468)	1,772,025
United States municipalities, states and territories	3,116,678	461,770	(125)	3,578,323
Foreign government obligations	86,099	19,160	—	105,259
Corporate securities	12,930,173	1,568,223	(31,624)	14,466,772
Residential mortgage backed securities	2,743,537	172,304	(27,728)	2,888,113
Commercial mortgage backed securities	354,870	5,095	(1,983)	357,982
Other asset backed securities	957,291	44,190	(2,973)	998,508
	$21,957,027	$2,283,010	$(67,901)	$24,172,136
Held for investment:
Corporate security	76,088	—	(14,567)	61,521

Equity securities, available for sale:
Finance, insurance, and real estate	$44,598	$10,227	$(1,403)	$53,422
During the three months ended March 31, 2013 and 2012, we received $0.3 billion and $1.9 billion, respectively, in redemption proceeds related to calls of our callable United States Government sponsored agency securities and public and private corporate bonds, of which $1.1 billion for the three months ended March 31, 2012, were classified as held for investment. The proceeds from these redemptions that have been reinvested have primarily been in United States government sponsored agencies, corporate securities, commercial mortgage backed securities and other asset backed securities. At March 31, 2013, 31% of our fixed income securities have call features and 0.3% ($0.1 billion) were subject to call redemption. Another 8% ($1.8 billion) will become subject to call redemption during the next twelve months, of which $522.3 million are short-term U.S. Government agency securities with a book yield of 0.76%.

The amortized cost and fair value of fixed maturity securities at March 31, 2013, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$100,860	$105,574	$—	$—
Due after one year through five years	737,142	833,797	—	—
Due after five years through ten years	5,706,584	6,093,251	—	—
Due after ten years through twenty years	5,804,473	6,322,926	—	—
Due after twenty years	6,953,594	7,815,035	76,129	62,173
	19,302,653	21,170,583	76,129	62,173
Residential mortgage backed securities	2,488,435	2,668,454	—	—
Commercial mortgage backed securities	742,965	748,601	—	—
Other asset backed securities	979,126	1,021,580	—	—
	$23,513,179	$25,609,218	$76,129	$62,173
Net unrealized gains on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities and equity securities	$2,107,082	$2,223,933
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(1,123,806)	(1,201,974)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax benefit	(344,147)	(357,686)
Net unrealized gains reported as accumulated other comprehensive income	$661,663	$686,807
The National Association of Insurance Commissioners (“NAIC”) assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations (“NRSRO’s”). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered “investment grade” while NAIC Class 3 through 6 designations are considered “non-investment grade.” Based on the NAIC designations, we had 98% and of our fixed maturity portfolio rated investment grade at March 31, 2013 and December 31, 2012.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	March 31, 2013		December 31, 2012
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$14,659,495	$16,121,041	$13,737,381	$15,250,560
2	8,457,623	9,087,432	7,838,186	8,533,121
3	419,163	408,178	398,294	387,222
4	50,789	53,006	53,879	56,151
5	—	—	—	—
6	2,238	1,734	5,375	6,603
	$23,589,308	$25,671,391	$22,033,115	$24,233,657

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 211 and 198 securities, respectively) have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2013
Fixed maturity securities:
Available for sale:
United States Government sponsored agencies	$874,724	$(3,887)	$—	$—	$874,724	$(3,887)
United States municipalities, states and territories	62,810	(836)	—	—	62,810	(836)
Foreign government obligations	14,270	(216)	—	—	14,270	(216)
Corporate securities:
Finance, insurance and real estate	379,876	(7,483)	68,378	(6,127)	448,254	(13,610)
Manufacturing, construction and mining	622,394	(13,677)	11,980	(1,896)	634,374	(15,573)
Utilities and related sectors	362,337	(10,870)	39,887	(3,533)	402,224	(14,403)
Wholesale/retail trade	95,328	(1,586)	10,263	(193)	105,591	(1,779)
Services, media and other	370,926	(5,222)	—	—	370,926	(5,222)
Residential mortgage backed securities	62,181	(2,251)	92,736	(3,759)	154,917	(6,010)
Commercial mortgage backed securities	216,149	(3,136)	—	—	216,149	(3,136)
Other asset backed securities	167,487	(3,598)	24,008	(2,200)	191,495	(5,798)
	$3,228,482	$(52,762)	$247,252	$(17,708)	$3,475,734	$(70,470)
Held for investment:
Corporate security:
Insurance	$—	$—	$62,173	$(13,956)	$62,173	$(13,956)

December 31, 2012
Fixed maturity securities:
Available for sale:
United States Government sponsored agencies	$973,728	$(3,468)	$—	$—	$973,728	$(3,468)
United States municipalities, states and territories	24,393	(125)	—	—	24,393	(125)
Corporate securities:
Finance, insurance and real estate	177,962	(4,126)	85,709	(8,438)	263,671	(12,564)
Manufacturing, construction and mining	426,120	(4,303)	21,975	(1,281)	448,095	(5,584)
Utilities and related sectors	221,044	(5,187)	39,224	(4,212)	260,268	(9,399)
Wholesale/retail trade	101,790	(784)	10,250	(208)	112,040	(992)
Services, media and other	264,421	(3,085)	—	—	264,421	(3,085)
Residential mortgage backed securities	220,622	(8,679)	260,226	(19,049)	480,848	(27,728)
Commercial mortgage backed securities	161,582	(1,983)	—	—	161,582	(1,983)
Other asset backed securities	145,238	(2,242)	26,131	(731)	171,369	(2,973)
	$2,716,900	$(33,982)	$443,515	$(33,919)	$3,160,415	$(67,901)
Held for investment:
Corporate security:
Insurance	$—	$—	$61,521	$(14,567)	$61,521	$(14,567)

Equity security, available for sale:
Services	$—	$—	$8,722	$(1,403)	$8,722	$(1,403)
The following is a description of the factors causing the temporary unrealized losses by investment category as of March 31, 2013:
United States Government sponsored agencies: These securities are relatively long in duration; however, they are callable in less than 12 months making the value of such securities sensitive to changes in market interest rates. The timing of when some of these securities were purchased gave rise to unrealized losses at March 31, 2013.
United States municipalities, states and territories: These securities are relatively long in duration whose fair values are sensitive to changes in market interest rates. The timing of the purchase of these securities have resulted in unrealized losses at this point in time.
Foreign government obligations: The unrealized losses on these securities is due to wider spreads on the announcement of increased capital expenditures with resulting higher leverage and greater supply.

Corporate securities: The unrealized losses in these securities are due partially to the timing of purchases in 2012 and 2013. These securities carry yields less than those available at December 31, 2012 as the result of rising interest rates in the first quarter of 2013. In addition, a small number of securities seeing their credit spreads remain wide due to issuer or industry specific news while some financial and industrial sector credit spreads remain wide due to continued economic uncertainty and concerns of economic instability in the European Union.
Residential mortgage backed securities: At March 31, 2013, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 36 securities with a total amortized cost basis of $358.3 million and a fair value of $378.6 million. Despite recent improvements in the capital markets, the fair values of RMBS with weaker borrower characteristics continue at prices below amortized cost. These RMBS prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.
Commercial mortgage backed securities: The unrealized losses in these securities are due partially to the timing of purchases in 2012 and 2013. A number of purchases made in the middle of the fourth quarter 2012 were at yields lower than what could be executed at the end of this quarter due to the increase in the treasury yield since the time of purchase. Yield spreads for commercial mortgage backed securities have narrowed but remain attractive.
Other asset backed securities: The unrealized losses in these securities are predominantly assigned to financial sector capital trust securities which have longer maturity dates and have declined in price due to prolonged stress in the financial sector. Only one security in an unrealized loss position is rated below investment grade.
Approximately 76% and 75% of the unrealized losses on fixed maturity securities shown in the above table for March 31, 2013 and December 31, 2012, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains on investments for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$611	$10,189
Investments carried at fair value:
Fixed maturity securities, available for sale	$(119,070)	$(215,088)
Equity securities, available for sale	2,219	4,424
	(116,851)	(210,664)
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	78,168	136,078
Deferred income tax asset/liability	13,539	26,104
	91,707	162,182
Change in net unrealized gains on investments carried at fair value	$(25,144)	$(48,482)
Proceeds from sales of available for sale securities for the three months ended March 31, 2013 and 2012 were $380.4 million and $51.7 million, respectively. Scheduled principal repayments, calls and tenders for available for sale securities for the three months ended March 31, 2013 and 2012 were $556.9 million and $919.1 million, respectively.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains (losses) on investments, excluding net OTTI losses for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$13,015	$1,018
Gross realized losses	(2,187)	(296)
	10,828	722
Equity securities:
Gross realized gains	—	562
Other investments:
Gain on sale of real estate	589	1,445
Loss on sale of real estate	(466)	—
Impairment losses on real estate	—	(974)
	123	471
Mortgage loans on real estate:
Increase in allowance for credit losses	(366)	(7,831)
	$10,585	$(6,076)
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
We have a policy and process in place to identify securities that could potentially have impairments that are other than temporary. This process involves monitoring market events and other items that could impact issuers. The evaluation includes but is not limited to such factors as:

•	the length of time and the extent to which the fair value has been less than amortized cost or cost;

•	whether the issuer is current on all payments and all contractual payments have been made as agreed;

•	the remaining payment terms and the financial condition and near-term prospects of the issuer;

•	the lack of ability to refinance due to liquidity problems in the credit market;

•	the fair value of any underlying collateral;

•	the existence of any credit protection available;

•	our intent to sell and whether it is more likely than not we would be required to sell prior to recovery for debt securities;

•	our assessment in the case of equity securities including perpetual preferred stocks with credit deterioration that the security cannot recover to cost in a reasonable period of time;

•	our intent and ability to retain equity securities for a period of time sufficient to allow for recovery;

•	consideration of rating agency actions; and

•	changes in estimated cash flows of mortgage and asset backed securities.
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
The determination of the credit loss component of a mortgage backed security is based on a number of factors. The primary consideration in this evaluation process is the issuer's ability to meet current and future interest and principal payments as contractually stated at time of purchase. Our review of these securities includes an analysis of the cash flow modeling under various default scenarios considering independent third party benchmarks, the seniority of the specific tranche within the structure of the security, the composition of the collateral and the actual default, loss severity and prepayment experience exhibited. With the input of third party assumptions for default projections, loss severity and prepayment expectations, we evaluate the cash flow projections to determine whether the security is performing in accordance with its contractual obligation.
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
The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the three months ended March 31, 2013 and 2012, which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Three months ended March 31, 2013
Prime	2003	5.1%	5.1%	2%	2%	30%	30%
	2005	6.5%	7.7%	8%	17%	50%	50%
	2006	6.0%	6.9%	9%	16%	50%	50%
	2007	6.5%	6.7%	14%	25%	40%	60%
	2008	6.6%	6.6%	16%	16%	45%	45%
Alt-A	2005	5.6%	8.7%	15%	25%	5%	65%
	2007	6.2%	6.9%	38%	52%	60%	65%

Three months ended March 31, 2012
Prime	2005	7.5%	7.5%	13%	13%	50%	50%
	2006	6.9%	7.4%	19%	19%	50%	55%
	2007	6.4%	7.3%	15%	38%	50%	60%
Alt-A	2005	6.4%	7.4%	14%	27%	5%	50%
	2006	6.0%	6.0%	46%	46%	55%	55%
	2007	6.6%	7.0%	42%	55%	55%	60%
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
The following table summarizes other than temporary impairments for the three months ended March 31, 2013 and 2012, by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized from Other Comprehensive Income	Net OTTI Losses Recognized in Operations
		(Dollars in thousands)
Three months ended March 31, 2013
Fixed maturity securities, available for sale:
Corporate securities:
Industrial	1	$(1,761)	$—	$(1,761)
Residential mortgage backed securities	5	—	(1,048)	(1,048)
Equity security, available for sale:
Industrial	1	(428)	—	(428)
	7	$(2,189)	$(1,048)	$(3,237)

Three months ended March 31, 2012
Fixed maturity securities, available for sale:
Residential mortgage backed securities	20	$(1,781)	$(1,100)	$(2,881)
The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(134,027)	$(119,095)
Credit losses on securities for which OTTI has not previously been recognized	(1,761)	—
Additional credit losses on securities for which OTTI has previously been recognized	(1,048)	(2,881)
Accumulated losses on securities that were disposed of during the period	7,023	—
Cumulative credit loss at end of period	$(129,813)	$(121,976)

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security, for securities that are part of our investment portfolio at March 31, 2013 and December 31, 2012:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
March 31, 2013
Fixed maturity securities, available for sale:
Corporate securities	$19,092	$(2,151)	$3,780	$20,721
Residential mortgage backed securities	812,735	(176,557)	219,822	856,000
Equity securities, available for sale:
Finance, insurance and real estate and services	19,673	—	10,167	29,840
	$851,500	$(178,708)	$233,769	$906,561
December 31, 2012
Fixed maturity securities, available for sale:
Corporate securities	$10,599	$(2,151)	$5,676	$14,124
Residential mortgage backed securities	855,915	(177,604)	171,514	849,825
Equity securities, available for sale:
Finance, insurance and real estate	9,976	—	9,668	19,644
	$876,490	$(179,755)	$186,858	$883,593
4. Mortgage Loans on Real Estate
Our mortgage loan portfolio, summarized in the following table, totaled $2.6 billion at March 31, 2013 and December 31, 2012, with commitments outstanding of $73.0 million at March 31, 2013.

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Principal outstanding	$2,625,737	$2,658,883
Loan loss allowance	(33,031)	(34,234)
Deferred prepayment fees	(809)	(709)
Carrying value	$2,591,897	$2,623,940

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

	March 31, 2013		December 31, 2012
	Principal Outstanding	Percent	Principal Outstanding	Percent
	(Dollars in thousands)
Geographic distribution
East	$744,863	28.4%	$732,762	27.5%
Middle Atlantic	163,497	6.2%	155,094	5.8%
Mountain	371,550	14.2%	387,599	14.6%
New England	24,675	0.9%	26,385	1.0%
Pacific	317,017	12.1%	320,982	12.1%
South Atlantic	459,579	17.5%	458,802	17.3%
West North Central	354,299	13.5%	370,168	13.9%
West South Central	190,257	7.2%	207,091	7.8%
	$2,625,737	100.0%	$2,658,883	100.0%
Property type distribution
Office	$684,553	26.1%	$666,467	25.1%
Medical Office	130,874	5.0%	136,764	5.1%
Retail	656,187	25.0%	677,951	25.5%
Industrial/Warehouse	672,522	25.6%	692,637	26.1%
Hotel	89,376	3.4%	94,045	3.5%
Apartment	220,698	8.4%	219,335	8.2%
Mixed use/other	171,527	6.5%	171,684	6.5%
	$2,625,737	100.0%	$2,658,883	100.0%
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
We have a population of mortgage loans that we have been carrying with workout terms (e.g. interest only periods, period of suspended payments, etc.) and a population of mortgage loans that have been in a delinquent status (i.e. more than 60 days past due). It is from this population that we have been recognizing some impairment loss due to nonpayment and, in some cases, eventual satisfaction of the loan by taking ownership of the collateral real estate. In most cases the fair value of the collateral less estimated costs to sell such collateral has been less than the outstanding principal amount of the mortgage loan.
Our general loan loss allowance for the period ended March 31, 2012 was calculated utilizing a group of loans which had a debt service coverage ratio (DSCR) of less than 1.0. The DSCR is calculated by dividing the net operating income of the mortgaged property by the contractual principal and interest payment due for the corresponding period. We developed the loss rates to apply to this group of loans by dividing the specific impairment loss for the most recent 4 quarters by the principal outstanding of the loans with a DSCR of less than 1.0.
Currently, we complete a process of rating the mortgage loans in our portfolio based on factors such as historical operating performance, loan to value ratio and economic outlook, among others. We calculate a loss factor to apply to each rating based on historical losses we have recognized in our mortgage loan portfolio. We apply the loss factors to the total principal outstanding within each rating category to determine an appropriate estimate of general loan loss allowance at March 31, 2013.

The following tables present a rollforward of our specific and general valuation allowances for mortgage loans on real estate:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(23,134)	$(11,100)	$(23,664)	$(9,300)
Charge-offs	1,569	—	900	—
Recoveries	—	—	—	—
Provision for credit losses	(1,066)	700	(6,831)	(1,000)
Ending allowance balance	$(22,631)	$(10,400)	$(29,595)	$(10,300)
The specific allowance is a total of credit loss allowances on loans which are individually evaluated for impairment. The general allowance is the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Individually evaluated for impairment	$44,299	$53,110
Collectively evaluated for impairment	2,581,438	2,605,773
Total loans evaluated for impairment	$2,625,737	$2,658,883
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
During the three months ended March 31, 2013, one mortgage loan was satisfied by taking ownership of the real estate serving as collateral compared to nine mortgage loans for the same period in 2012. The following table summarizes the activity in the real estate owned which was obtained in satisfaction of mortgage loans on real estate:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Real estate owned at beginning of period	$33,172	$36,821
Real estate acquired in satisfaction of mortgage loans	844	3,303
Sales	(5,080)	(3,083)
Impairments	—	(974)
Depreciation	(172)	(243)
Real estate owned at end of period	$28,764	$35,824
We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Credit Exposure--By Payment Activity
Performing	$2,578,031	$2,597,440
In workout	28,326	26,723
Collateral dependent	19,380	34,720
	$2,625,737	$2,658,883

Mortgage loans are considered delinquent when they become 60 days past due. When loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. Outstanding principal of loans in a non-accrual status at March 31, 2013 and December 31, 2012 totaled $19.4 million and $34.7 million, respectively.
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
Aging of financing receivables is summarized in the following table, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
March 31, 2013	$—	$—	$—	$—	$2,606,357	$19,380	$2,625,737
December 31, 2012	$—	$—	$—	$—	$2,624,163	$34,720	$2,658,883
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

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
March 31, 2013
Mortgage loans with an allowance	$23,887	$46,518	$(22,631)	$28,384	$331
Mortgage loans with no related allowance	20,413	20,413	—	20,505	284
	$44,300	$66,931	$(22,631)	$48,889	$615
December 31, 2012
Mortgage loans with an allowance	$29,976	$53,110	$(23,134)	$37,480	$1,946
Mortgage loans with no related allowance	27,765	27,765	—	27,696	1,664
	$57,741	$80,875	$(23,134)	$65,176	$3,610
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
Mortgage loan workouts, refinances or restructures that are classified as TDR are individually evaluated and measured for impairment. A summary of mortgage loans on commercial real estate with outstanding principal at March 31, 2013 and December 31, 2012 that we determined to be TDR's are as follows:

Geographic Region	Number of TDR's	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount
		(Dollars in thousands)
March 31, 2013
East	1	$4,208	$(1,425)	$2,783
Mountain	9	25,533	(1,172)	24,361
South Atlantic	7	17,287	(5,898)	11,389
East North Central	1	2,219	(467)	1,752
West North Central	3	8,688	(2,136)	6,552
	21	$57,935	$(11,098)	$46,837
December 31, 2012
East	1	$4,208	$(1,425)	$2,783
Mountain	10	28,786	(1,702)	27,084
South Atlantic	9	23,358	(5,047)	18,311
East North Central	1	2,232	(467)	1,765
West North Central	3	9,466	(2,328)	7,138
	24	$68,050	$(10,969)	$57,081

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

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$719,683	$415,258
Other assets
2015 notes hedges	71,203	43,105
Interest rate caps	3,724	3,247
	$794,610	$461,610
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$3,848,902	$3,337,556
Other liabilities
2015 notes embedded derivatives	71,203	43,105
Interest rate swap	3,528	4,261
	$3,923,633	$3,384,922
The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$344,654	$241,520
2015 notes hedges	28,098	16,751
Interest rate swap	733	890
Interest rate caps	477	—
	$373,962	$259,161
Change in fair value of embedded derivatives:
2015 notes embedded derivatives	$28,098	$16,751
Fixed index annuities	335,174	342,315
	$363,272	$359,066
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
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			March 31, 2013		December 31, 2012
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A	A3	$813,718	$33,168	$568,786	$16,533
Barclays	A+	A2	3,604,972	140,646	3,463,777	103,929
BNP Paribas	A+	A2	2,272,043	90,994	2,207,097	60,301
Citibank, N.A.	A	A3	2,804,662	154,838	2,878,588	67,592
Credit Suisse	A+	A1	1,386,267	51,175	936,625	21,518
Deutsche Bank	A+	A2	783,364	40,958	886,688	20,787
HSBC	AA-	Aa3	299,965	13,583	295,520	6,539
J.P. Morgan	A+	Aa3	589,888	28,279	735,016	21,940
Morgan Stanley	A	Baa1	1,632,282	73,496	1,590,505	40,113
Wells Fargo	AA-	Aa3	2,105,038	92,546	2,060,903	56,006
			$16,292,199	$719,683	$15,623,505	$415,258
As of March 31, 2013 and December 31, 2012, we held $649.8 million and $328.7 million, respectively, of cash and cash equivalents and other securities from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $82.2 million and $93.7 million at March 31, 2013 and December 31, 2012, respectively.
The future annual index credits on our fixed index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. We do not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. We must value both the call options and the related forward embedded options in the policies at fair value.
We entered into an interest rate swap and interest rate caps to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures. See note 10 in our Annual Report on Form 10-K for the year ended December 31, 2012 for more information on our subordinated debentures. The terms of the interest rate swap provide that we pay a fixed rate of interest and receive a floating rate of interest. The terms of the interest rate caps limit the three month London Interbank Offered Rate to 2.50%. The interest rate swap and caps are not effective hedges under accounting guidance for derivative instruments and hedging activities. Therefore, we record the interest rate swap and caps at fair value and any net cash payments received or paid are included in the change in fair value of derivatives in the unaudited consolidated statements of operations.
Details regarding the interest rate swap are as follows:

	Notional		Pay		March 31, 2013	December 31, 2012
Maturity Date	Amount	Receive Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	*LIBOR	2.415%	SunTrust	$(3,528)	$(4,261)
___________________________________
* - three month London Interbank Offered Rate
Details regarding the interest rate caps are as follows:

	Notional		Cap		March 31, 2013	December 31, 2012
Maturity Date	Amount	Floating Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	*LIBOR	2.50%	SunTrust	$1,874	$1,634
July 8, 2021	12,000	*LIBOR	2.50%	SunTrust	563	490
July 29, 2021	27,000	*LIBOR	2.50%	SunTrust	1,287	1,123
	$79,000				$3,724	$3,247
___________________________________
* - three month London Interbank Offered Rate

The interest rate swap has a forward starting date beginning in March 2014 and converts floating rates to fixed rates for seven years. The interest rate caps have a forward starting date beginning in July 2014 and cap our interest rates for seven years. As of March 31, 2013 we held $0.5 million of cash and cash equivalents to the counterparty for derivative collateral related to the swap and caps, which is included in other liabilities on our consolidated balance sheets.
6. Notes Payable
The contingent convertible senior notes included in notes payable are accounted for separately as a liability component and an equity component in the consolidated balance sheets. The liability component and equity component are as follows:

	March 31, 2013			December 31, 2012
	September 2015 Notes	December 2029 Notes	December 2024 Notes	September 2015 Notes	December 2029 Notes	December 2024 Notes
	(Dollars in thousands)
Notes payable:
Principal amount of liability component	$200,000	$115,839	$28,243	$200,000	$115,839	$28,243
Unamortized discount	(20,151)	(10,888)	—	(21,944)	(12,269)	—
Net carrying amount of liability component	$179,849	$104,951	$28,243	$178,056	$103,570	$28,243
Additional paid-in capital:
Carrying amount of equity component		$15,586	$22,637		$15,586	$22,637
Amount by which the if-converted value exceeds principal	$41,065	$64,395	$2,364	$—	$30,382	$—
The discount is being amortized over the expected lives of the notes, which is December 15, 2014 for the 2029 notes and September 15, 2015 for the 2015 notes, and was December 15, 2011 for the 2024 notes. The effective interest rates during the discount amortization periods are 8.9%, 8.5% and 11.9% on the 2015 notes, the 2024 notes and the 2029 notes, respectively. The interest cost recognized in operations for the convertible notes, inclusive of the coupon and amortization of the discount and debt issue costs, was $7.2 million and $7.0 million for the three months ended March 31, 2013 and 2012, respectively.
We are required to include the dilutive effect of the 2024 and 2029 notes in our diluted earnings per share calculation. Because these notes include a mandatory cash settlement feature for the principal amount, incremental dilutive shares will only exist when the fair value of our common stock at the end of the reporting period exceeds the conversion price per share of $13.74 for the 2024 notes and $9.57 for the 2029 notes. At March 31, 2013 and 2012, the conversion premium of the 2029 notes was dilutive and the effect has been included in diluted earnings per share for the three months ended March 31, 2013 and 2012. At March 31, 2013, the conversion premium of the 2024 notes was dilutive and the effect has been included in diluted earnings per share for the three months ended March 31, 2013. The 2015 notes and the 2015 notes hedges are excluded from the dilutive effect in our diluted earnings per share calculation as they are currently to be settled only in cash. The 2015 warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the strike price of the 2015 warrants.
On March 25, 2013, notice of mandatory redemption was issued for our 2024 notes. $25.8 million principal amount of the convertible notes exercised their conversion rights prior to the April 30, 2013 mandatory redemption date. The holders of these notes will receive the principal amount of their notes in cash and the conversion premium in shares of our common stock. The final number of shares to be issued will be determined based upon the “ten day average closing price” for our common stock on the ten consecutive trading days beginning on the second trading day following the day the notes were submitted for conversion. The balance of the convertible notes ($2.5 million principal amount) will be redeemed for cash.
In 2011, we entered into a three year $160 million revolving line of credit agreement with seven banks. The interest rate is floating at a rate based on our election that will be equal to the alternate base rate (as defined in the credit agreement) plus the applicable margin or the adjusted LIBOR rate (as defined in the credit agreement) plus the applicable margin. We also pay a commitment fee on the available unused portion of the credit facility. The applicable margin and commitment fee rate are based on our credit rating and can change throughout the period of the credit facility. Based upon our current credit rating, the applicable margin is 2.00% for alternate base rate borrowings and 3.00% for adjusted LIBOR rate borrowings and the commitment fee is 0.50%. Under this agreement, we are required to maintain a minimum risk-based capital ratio at American Equity Life, a maximum ratio of debt to total capital, a minimum cash coverage ratio, and a minimum level of statutory surplus at American Equity Life. No amounts were outstanding at March 31, 2013 and December 31, 2012.

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
The Los Angeles Case is a consolidated action involving several lawsuits filed by individuals, and the individuals are seeking class action status for a national class of purchasers of annuities issued by us; however, no class has yet been certified. The named plaintiffs in this consolidated case are Bernard McCormack, Gust Anagnostis by and through Gary S. Anagnostis and Robert C. Anagnostis, Regina Bush by and through Sharon Schipiour, Lenice Mathews by and through Mary Ann Maclean and George Miller. The allegations generally attack the suitability of sales of deferred annuity products to persons over the age of 65. The plaintiffs seek rescission and injunctive relief including restitution and disgorgement of profits on behalf of all class members under California Business & Professions Code section 17200 et seq. and Racketeer Influenced and Corrupt Organizations Act; compensatory damages for breach of fiduciary duty and aiding and abetting of breach of fiduciary duty; unjust enrichment and constructive trust; and other pecuniary damages under California Civil Code section 1750 and California Welfare & Institutions Codes section 15600 et seq. We have participated in mediation sessions with plaintiffs' counsel since 2011 where potential settlement terms have been discussed. Based upon the current status of those discussions, the $17.5 million litigation liability referred to above represents our best estimate of probable loss with respect to this litigation. However, a formal settlement has not been reached, the potential settlement has not been reviewed by the court and other factors could potentially result in a change in this estimate as further developments take place. In light of the inherent uncertainties involved in the pending purported class action lawsuit, there can be no assurance that such litigation, or any other pending or future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.

8. Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per share data)
Numerator:
Net income - numerator for earnings per common share	$26,031	$10,471
Interest on convertible subordinated debentures (net of income tax benefit)	—	258
Numerator for earnings per common share - assuming dilution	$26,031	$10,729

Denominator:
Weighted average common shares outstanding (1)	63,313,568	59,700,537
Effect of dilutive securities:
Convertible subordinated debentures	—	2,883,310
Convertible senior notes	4,483,492	2,719,840
Stock options and deferred compensation agreements	908,853	626,622
Denominator for earnings per common share - assuming dilution	68,705,913	65,930,309

Earnings per common share	$0.41	$0.18
Earnings per common share - assuming dilution	$0.38	$0.16
_____________________________

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.
Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
		Minimum	Maximum
Three months ended March 31, 2013	3,200	$14.34	$14.62
Three months ended March 31, 2012	1,499,900	$11.88	$14.34
In November 2011, our board of directors approved a share repurchase program authorizing us to repurchase up to 10,000,000 shares of our common stock. As of March 31, 2013, no shares had been repurchased under this program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at March 31, 2013, and the unaudited consolidated results of operations for the three month periods ended March 31, 2013 and 2012, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Annuity deposits by product type collected during the three months ended March 31, 2013 and 2012, were as follows:

	Three Months Ended March 31,
Product Type	2013	2012
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$604,641	$488,126
Fixed strategy	243,129	289,354
	847,770	777,480
Fixed rate annuities:
Single-year rate guaranteed	19,910	34,487
Multi-year rate guaranteed	47,256	121,665
Single premium immediate annuities	14,980	45,813
	82,146	201,965
Total before coinsurance ceded	929,916	979,445
Coinsurance ceded	42,607	98,779
Net after coinsurance ceded	$887,309	$880,666
Annuity deposits before coinsurance ceded decreased 5% during the first quarter of 2013 compared to the same period in 2012. We attribute this in part to the low interest rate environment which appears to have made prospective policyholders less willing to commit funds to fixed index annuities. We attribute the continuing significant sales of our products to factors including the highly competitive rates of our products, our continued strong relationships with our national marketing organizations and field force of licensed, independent insurance agents, the increased attractiveness of safe money products in volatile markets, lower interest rates on competing products such as bank certificates of deposit and product enhancements including a new generation of guaranteed income withdrawal benefit riders. The extent to which this trend will be sustained in future periods is uncertain.
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended March 31,
	2013	2012
Average yield on invested assets	5.01%	5.61%
Aggregate cost of money	2.33%	2.68%
Aggregate investment spread	2.68%	2.93%

Impact of:
Investment yield - additional prepayment income	0.08%	0.07%
Cost of money benefit of over hedging	0.03%	0.01%
Our investment spread in the first quarter of 2013 and 2012 has been impacted by shortfalls in investment income from excess liquidity resulting from a lag in the reinvestment of proceeds of government agency bonds called for redemption. The callable government agency securities have been a cornerstone of our investment portfolio since our formation. Through the years they have provided very acceptable yields that met our spread requirements without any risk-based capital charges. We have been through several cycles of calls on these securities and each time we have reinvested a portion of the call redemption proceeds into new callable government agency securities. This kept cash balances low but perpetuated the call risk. However, in the current interest rate environment, we have been reluctant to reinvest the call redemption proceeds in government agency securities and only purchased $948.9 million in 2012 compared to $4.3 billion in calls. Consequently, we have been managing excess cash and other short-term investments throughout 2012 and into the first quarter of 2013. We ended the first quarter of 2013 with $1.3 billion in excess cash and other short-term investments compared to $2.2 billion at the end of 2012. Our progress in reducing the excess cash and other short-term investments is likely to be interrupted in the second quarter of 2013 as we had $678 million in government agency securities called in April. While high levels of excess cash and other short-term investments may persist for several more quarters, the average quarterly balances should decline in second half of 2013 due to reinvestment of year end cash and other short-term investments into longer term securities. Subsequent to the April calls there is no exposure to callable securities for the remainder of 2013. See Results of Operations - Net investment income for additional information regarding our excess liquidity.
The cost of money for fixed index annuities and average crediting rates for fixed rate annuities are computed based upon policyholder account balances and do not include the impact of amortization of deferred sales inducements. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2012. With respect to our fixed index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate strategy, expenses we incur to fund the annual index credits and where applicable, minimum guaranteed interest credited. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities and Financial Condition - Derivative Instruments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2012.
As reported in previous filings, in response to the continuing low interest rate environment, we implemented reductions of policyholder crediting rates for new annuities and existing annuities in the fourth quarter of 2011. Rates on new sales were reduced 0.40% - 0.50% beginning with applications received after October 7, 2011. Renewal rate adjustments began taking effect on November 15, 2011 and continued to take effect on the policy anniversary dates over the twelve months following that date. Rates on new sales were again reduced by approximately 0.25% beginning with applications received after December 5, 2012. 2013 and 2012 spread results reflect the benefit from these reductions; however, the reductions in cost of money were partially offset by continued lower yields available on investments including reinvestment of proceeds from calls of the callable bonds in our investment portfolio.We expect this low interest rate environment to extend at least through 2014 as the United States Federal Reserve has publicly stated their current policy of maintaining downward pressure on longer-term interest rates to support mortgage markets and help make broader financial conditions more accommodative.
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
Results of Operations for the Three Months Ended March 31, 2013 and 2012
Net income, in general, has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 13% to $28.1 billion during first quarter of 2013 compared to $24.8 billion for the same period in 2012. Our investment spread measured in dollars was $161.1 million during first quarter of 2013 compared to $154.9 million during the same period in 2012. As previously mentioned, our investment spread has been negatively impacted by both the extended low interest rate environment and our excess liquidity due to calls of our United States government agency securities (see Net investment income).
Operating income (a non-GAAP financial measure) increased 12% to $33.5 million in the first quarter of 2013 compared to $29.8 million for the same period in 2012.
In addition to net income, we have consistently utilized operating income, a non-GAAP financial measure commonly used in the life insurance industry, as an economic measure to evaluate our financial performance. Operating income equals net income adjusted to eliminate the impact of net realized gains (losses) on investments including net other than temporary impairment ("OTTI") losses recognized in operations and fair value changes in derivatives and embedded derivatives. Because these items fluctuate from year to year in a manner unrelated to core operations, we believe measures excluding their impact are useful in analyzing operating trends. We believe the combined presentation and evaluation of operating income together with net income provides information that may enhance an investor's understanding of our underlying results and profitability.
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
The adjustments made to net income to arrive at operating income for the three months ended March 31, 2013 and 2012 are set forth in the table that follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Reconciliation of net income to operating income:
Net income	$26,031	$10,471
Net realized (gains) losses and net OTTI losses on investments, net of offsets	(2,804)	3,547
Net effect of derivatives and embedded derivatives, net of offsets	10,237	15,742
Operating income	$33,464	$29,760

Net realized gains/losses on investments and net impairment losses recognized in operations fluctuate from period to period based upon changes in the interest rate and economic environment and the timing of the sale of investments or the recognition of other than temporary impairments. The amounts disclosed in the reconciliation above are net of related adjustments in amortization of deferred sales inducements and deferred policy acquisition costs and income taxes.
Amounts attributable to the fair value accounting for fixed index annuity derivatives and embedded derivatives fluctuate from year to year based upon changes in the fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in the interest rates used to discount the embedded derivative liability. The amounts disclosed in the reconciliation above are net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and income taxes. The significant changes in the impact from the item disclosed in the reconciliation above relate primarily to changes in the interest rates used to discount the embedded derivative liabilities.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 11% to $21.5 million in the first quarter of 2013 compared to $19.4 million for the same period in 2012. These increases were primarily attributable to increases in the amounts of fees assessed for lifetime income benefit riders which were $10.0 million in the first quarter of 2013 compared to $7.7 million for the same period in 2012. The increases in these fees are attributable to a larger volume of business in force subject to the fee. The weighted average per policy fees assessed for lifetime income benefit riders was 0.53% and 0.51% for the three months ended March 31, 2013 and 2012, respectively. Fund values on policies with lifetime income benefit riders being assessed these fees increased from $1.5 billion during the three months ended March 31, 2012 to $1.9 billion during the three months ended March 31, 2013. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders. Surrender charges decreased by $0.2 million for the three months ended March 31, 2013. This decrease was primarily attributable to reductions in withdrawals subject to a surrender charge. Withdrawals from annuity and single premium universal life policies subject to surrender charges were $78.0 million in the first quarter of 2013 compared to $89.8 million for the same period in 2012. The lower amount of withdrawals was influenced by the continuing low interest rate environment. The average surrender charge collected on withdrawals subject to a surrender charge was 14.5% in the first quarter of 2013 compared to 12.9% for the same period in 2012.
Net investment income increased 1% to $329.7 million in the first quarter of 2013 compared to $326.9 million for the same period in 2012. This increase was principally attributable to the growth in our annuity business and a corresponding increase in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 13% to $26.4 billion for the first quarter of 2013 compared to $23.4 billion for the same period in 2012. The average yield earned on average invested assets was 5.01% for the first quarter of 2013 compared to 5.61% for the same period in 2012.
The decrease in yield earned on average invested assets was attributable to lower yields on investments purchased in 2012 and the first quarter of 2013. In addition, net investment income and average yield were negatively impacted by a lag in reinvestment of proceeds from bonds called for redemption during the periods into new assets causing excess liquidity held in low yielding cash and other short-term investments. The average balance held in cash and short-term investments was $1.8 billion and $0.8 billion for the three months ended March 31, 2013 and 2012, respectively. The average yield on our cash and short-term investments during the first quarter of 2013 and 2012 was 0.33% and 0.11%, respectively. Additionally, net investment income and average yield was positively impacted by prepayment and fee income received resulting in additional net investment income of $5.0 million and $3.8 million for the three months ended March 31, 2013 and 2012, respectively.
Change in fair value of derivatives (principally call options purchased to fund annual index credits on fixed index annuities) is affected by the performance of the indices upon which our options are based and the aggregate cost of options purchased. The components of change in fair value of derivatives are as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$58,826	$(26,153)
Change in unrealized gain/loss	285,828	267,673
2015 notes hedges	28,098	16,751
Interest rate swaps	733	890
Interest rate caps	477	—
	$373,962	$259,161
The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three months ended March 31, 2013 and 2012 is as follows:

Three Months Ended March 31,
	2013	2012
S&P 500 Index
Point-to-point strategy	1.5% - 8.1%	0.0% - 7.0%
Monthly average strategy	0.0% - 8.0%	0.0% - 10.2%
Monthly point-to-point strategy	0.0% - 11.4%	0.0% -3.3%
Fixed income (bond index) strategies	0.1% - 8.0%	4.0% - 10.0%
The change in fair value of derivatives is also influenced by the aggregate costs of options purchased. The aggregate cost of options has increased primarily due to an increased amount of fixed index annuities in force. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2012.
Concurrently with the issuance of the 2015 notes, we entered into hedge transactions (the “2015 notes hedges”) to provide the cash needed to meet our cash obligations in excess of the principal amount of the 2015 notes upon conversion of the 2015 notes. The fair value of the 2015 notes hedges changes based upon changes in the price of our common stock, interest rates, stock price volatility, dividend yield and the time to expiration of the 2015 notes hedges. Similarly, the fair value of the conversion option obligation to the holders of the 2015 notes changes based upon these same factors and the conversion option obligation is accounted for as an embedded derivative liability with changes in fair value reported in the Change in fair value of embedded derivatives. The amount for the change in fair value of the 2015 notes hedges equals the amount for the change in the related embedded derivative liabilities and there is an offsetting expense in the change in fair value of embedded derivatives. See Note 9 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the 2015 notes hedges.
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

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$13,015	$1,018
Gross realized losses	(2,187)	(296)
	10,828	722
Equity securities:
Gross realized gains	—	562
Other investments:
Gain on sale of real estate	589	1,445
Loss on sale of real estate	(466)	—
Impairment losses on real estate	—	(974)
	123	471
Mortgage loans on real estate:
Increase in allowance for credit losses	(366)	(7,831)
	$10,585	$(6,076)
See Financial Condition - Investments for additional discussion of allowance for credit losses on mortgage loans on real estate.
Net OTTI losses recognized in operations increased to $3.2 million in the first quarter of 2013 compared to $2.9 million for the same period in 2012. See Financial Condition - Investments and note 3 to our consolidated financial statements for additional discussion of write downs of securities for other than temporary impairments.

Interest sensitive and index product benefits increased to $225.8 million in the first quarter of 2013 compared to $139.1 million for the same period in 2012. The components of interest credited to account balances are summarized as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Index credits on index policies	$135,341	$50,658
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	79,618	80,512
Living income benefit rider	10,850	7,953
	$225,809	$139,123
The amount of index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits was $135.2 million for the three months ended March 31, 2013, compared to $50.9 million for the same period in 2012. The decrease in interest credited was due to a decrease in the average rate credited to the amount of annuity liabilities outstanding receiving a fixed rate of interest. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 13% to $28.1 billion in the first quarter of 2013 compared to $24.8 billion during the same period in 2012. The increases in benefits recognized for living income benefit rider were due to increases in the number of policies with lifetime income benefit riders and correlates to the increase in fees discussed in Annuity product charges.
Amortization of deferred sales inducements increased 73% to $28.8 million in the first quarter of 2013 compared to $16.7 million for the same period in 2012. In general, amortization of deferred sales inducements has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 98% of our net annuity deposits during the three months ended March 31, 2013 compared to 96% during the same period in 2012. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options) because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceeds ten years. Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$36,278	$33,468
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(8,771)	(15,420)
Net realized gains (losses) on investments and net OTTI losses recognized in operations	1,324	(1,338)
Amortization of deferred sales inducements after gross profit adjustments	$28,831	$16,710
Change in fair value of embedded derivatives primarily relates to fixed index annuity embedded derivatives and resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund these index credits discussed above in change in fair value of derivatives; (ii) changes in discount rates used in estimating our liability for policy growth; and (iii) the growth in the host component of the policy liability. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2012. The primary reasons for the decrease in the change in fair value of the fixed index annuity embedded derivatives during the first quarter of 2013 was an increase in the discount rate used in estimating our liability for policy growth offset by increases in the expected index credits that resulted from increases in the fair value of the call options acquired to fund these index credits. The changes for the three months ended March 31, 2013 and 2012 also include increases of $28.1 million and $16.8 million, respectively, in the fair value of the 2015 notes embedded conversion derivative. As discussed previously, these amounts were offset by comparable increases in the fair value of the 2015 notes hedges.

Interest expense on subordinated debentures decreased 16% to $3.0 million in the first quarter of 2013 compared $3.6 million for the same period in 2012. The decrease is attributable to a decrease in the weighted average interest rates on outstanding subordinated debentures which were 4.80% and 5.10% for the three months ended March 31, 2013 and 2012, respectively, and due to the redemption of $22 million principal amount of our 8% Convertible Junior Subordinated Debentures in July 2012. The weighted average interest rate fluctuates from period to period because $169.6 million principal amount of the subordinated debentures has floating rates of interest based upon the three month London Interbank Offered Rate plus an applicable margin. See Financial Condition - Liabilities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2012.
Amortization of deferred policy acquisition costs increased 35% to $46.2 million in the first quarter of 2013 compared to $34.3 million for the same period in 2012. In general, amortization of deferred policy acquisition costs has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized losses on investments and net OTTI losses recognized in operations. As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts.
Amortization of deferred policy acquisition costs is summarized as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$55,930	$55,639
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(11,469)	(19,243)
Net realized gains (losses) on investments and net OTTI losses recognized in operations	1,769	(2,112)
Amortization of deferred policy acquisition costs after gross profit adjustments	$46,230	$34,284
Other operating costs and expenses decreased 10% to $19.5 million in the first quarter of 2013 compared to $21.7 million for the same period in 2012. The decrease was primarily due to decreases of $1.5 million in various state taxes, assessments and fees that vary period to period based in part on the amount of annuity deposits we collect and the amount and timing of assessments and fees we are charged by states in which we do business.
Income tax expense increased to $13.5 million in the first quarter of 2013 compared to $5.7 million for the same period in 2012. The change in income tax expense was primarily due to changes in income before income taxes. Income tax expense and the resulting effective tax rate are based upon two components of income before income taxes ("pretax income") that are taxed at different tax rates. Life insurance income is generally taxed at an effective rate of approximately 35.6% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income for the parent company and other non-life insurance subsidiaries is generally taxed at an effective tax rate of 41.5% reflecting the combined federal / state income tax rates. The effective tax rates resulting from the combination of the income tax provisions for the life / non-life sources of income (loss) vary from period to period based primarily on the relative size of pretax income (loss) from the two sources. The effective tax rate for the three months ended March 31, 2013 and 2012 was 34.1% and 35.1%, respectively. The decrease in the effective tax rate in 2013 is due to sources of net investment income that are exempt from Federal income tax.
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

The composition of our investment portfolio is summarized as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$4,616	—%	$5,154	—%
United States Government sponsored agencies	1,857,377	6.4%	1,772,025	6.5%
United States municipalities, states and territories	3,657,164	12.5%	3,578,323	13.0%
Foreign government obligations	100,460	0.3%	105,259	0.4%
Corporate securities	15,627,095	53.4%	14,542,860	52.8%
Residential mortgage backed securities	2,668,454	9.1%	2,888,113	10.5%
Commercial mortgage backed securities	748,601	2.6%	357,982	1.3%
Other asset backed securities	1,021,580	3.5%	998,508	3.6%
Total fixed maturity securities	25,685,347	87.8%	24,248,224	88.1%
Equity securities	55,215	0.2%	53,422	0.2%
Mortgage loans on real estate	2,591,897	8.9%	2,623,940	9.5%
Derivative instruments	719,683	2.4%	415,258	1.5%
Other investments	193,714	0.7%	196,366	0.7%
	$29,245,856	100.0%	$27,537,210	100.0%
During the three months ended March 31, 2013 and 2012, we received $0.3 billion and $1.9 billion, respectively, in redemption proceeds related to calls of our callable United States Government sponsored agency securities and public and private corporate bonds, of which $1.1 billion during the three months ended March 31, 2012, were classified as held for investment. The proceeds from these redemptions that have been reinvested have primarily been in United States government sponsored agencies, corporate securities, commercial mortgage backed securities and other asset backed securities classified as available for sale. At March 31, 2013, 31% of our fixed income securities have call features and 0.3% ($0.1 billion) were subject to call redemption. Another 8% ($1.8 billion) will become subject to call redemption during the next twelve months, of which $522.3 million are short-term U.S. Government agency securities with a book yield of 0.76%.
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. Historically, we have had a high percentage of our fixed maturity securities in U.S. Government sponsored agency securities (for the most part Federal Home Loan Mortgage Corporation and Federal National Mortgage Association). While U.S. Government sponsored agency securities are of high credit quality, the call features have resulted in our excess cash position. These calls resulted from the low interest rate and tight agency spread environment. Since 2007, when we had almost 80% of our fixed maturity portfolio invested in callable agencies, we have reallocated a significant portion of our fixed maturities from the callable agency securities to other highly rated, long-term securities. The largest portion of our fixed maturity securities are now in investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities. We have also built a portfolio of residential mortgage backed securities ("RMBS") that provide our investment portfolio a source of regular cash flow and higher yielding assets than our agency securities. Beginning in 2009, we have acquired a portfolio of taxable bonds issued by municipalities, states and territories of the United States that provide us with attractive yields while consistent with our aversion to credit risk. Beginning in 2012, we have increased our position in other asset backed securities as well as establishing a position in commercial mortgage backed securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	March 31, 2013		December 31, 2012
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$15,468,699	60.2%	$14,613,775	60.3%
Baa	8,713,460	33.9%	8,190,220	33.8%
Total investment grade	24,182,159	94.1%	22,803,995	94.1%
Ba	430,094	1.7%	365,102	1.5%
B	104,973	0.4%	79,789	0.3%
Caa and lower	803,058	3.1%	862,650	3.5%
In or near default	165,063	0.7%	136,688	0.6%
Total below investment grade	1,503,188	5.9%	1,444,229	5.9%
	$25,685,347	100.0%	$24,248,224	100.0%

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

A summary of our fixed maturity securities by NAIC designation is as follows:

	March 31, 2013				December 31, 2012
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$14,659,495	$16,121,041	$16,121,041	62.8%	$13,737,381	$15,250,560	$15,250,560	62.9%
2	8,457,623	9,087,432	9,087,432	35.4%	7,838,186	8,533,121	8,533,121	35.2%
3	419,163	408,178	422,134	1.6%	398,294	387,222	401,789	1.7%
4	50,789	53,006	53,006	0.2%	53,879	56,151	56,151	0.2%
5	—	—	—	—%	—	—	—	—%
6	2,238	1,734	1,734	—%	5,375	6,603	6,603	—%
	$23,589,308	$25,671,391	$25,685,347	100.0%	$22,033,115	$24,233,657	$24,248,224	100.0%

A summary of our RMBS by collateral type and split by NAIC designation, as well as a separate summary of securities for which we have recognized OTTI and those which we have not recognized any OTTI is as follows as of March 31, 2013:

Collateral Type	Principal Amount	Amortized Cost	Fair Value
	(Dollars in thousands)
OTTI has not been recognized
Government agency	$932,891	$902,583	$986,934
Prime	771,283	733,472	785,450
Alt-A	39,149	39,645	40,070
	$1,743,323	$1,675,700	$1,812,454
OTTI has been recognized
Prime	$569,382	$494,102	$517,473
Alt-A	403,365	318,633	338,527
	$972,747	$812,735	$856,000
Total by collateral type
Government agency	$932,891	$902,583	$986,934
Prime	1,340,665	1,227,574	1,302,923
Alt-A	442,514	358,278	378,597
	$2,716,070	$2,488,435	$2,668,454
Total by NAIC designation
1	$2,304,669	$2,119,514	$2,287,198
2	333,818	301,506	312,413
3	43,642	38,352	39,077
4	30,454	26,825	28,042
6	3,487	2,238	1,724
	$2,716,070	$2,488,435	$2,668,454
The amortized cost and fair value of fixed maturity securities at March 31, 2013, by contractual maturity, are presented in Note 3 to our consolidated financial statements in this form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
		(Dollars in thousands)
March 31, 2013
Fixed maturity securities, available for sale:
United States Government sponsored agencies	6	$878,611	$(3,887)	$874,724
United States municipalities, states and territories	15	63,646	(836)	62,810
Foreign government obligations	1	14,486	(216)	14,270
Corporate securities:
Finance, insurance and real estate	28	461,864	(13,610)	448,254
Manufacturing, construction and mining	47	649,947	(15,573)	634,374
Utilities and related sectors	30	416,627	(14,403)	402,224
Wholesale/retail trade	10	107,370	(1,779)	105,591
Services, media and other	17	376,148	(5,222)	370,926
Residential mortgage backed securities	22	160,927	(6,010)	154,917
Commercial mortgage backed securities	23	219,285	(3,136)	216,149
Other asset backed securities	11	197,293	(5,798)	191,495
	210	$3,546,204	$(70,470)	$3,475,734
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,129	$(13,956)	$62,173

December 31, 2012
Fixed maturity securities, available for sale:
United States Government sponsored agencies	6	$977,196	$(3,468)	$973,728
United States municipalities, states and territories	8	24,518	(125)	24,393
Corporate securities:
Finance, insurance and real estate	19	276,235	(12,564)	263,671
Manufacturing, construction and mining	34	453,679	(5,584)	448,095
Utilities and related sectors	20	269,667	(9,399)	260,268
Wholesale/retail trade	11	113,032	(992)	112,040
Services, media and other	19	267,506	(3,085)	264,421
Residential mortgage backed securities	56	508,576	(27,728)	480,848
Commercial mortgage backed securities	12	163,565	(1,983)	161,582
Other asset backed securities	11	174,342	(2,973)	171,369
	196	$3,228,316	$(67,901)	$3,160,415
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,088	$(14,567)	$61,521

Equity securities, available for sale:
Finance, insurance and real estate	1	$10,125	$(1,403)	$8,722
Unrealized losses increased $0.6 million from $83.8 million at December 31, 2012 to $84.4 million at March 31, 2013. Unrealized losses increased due to a rise in ten-year treasury yields during the three months ended March 31, 2013.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
March 31, 2013
1	$2,112,016	59.5%	$(32,975)	39.1%
2	1,231,296	34.7%	(30,732)	36.4%
3	193,041	5.4%	(19,915)	23.6%
4	13,786	0.4%	(290)	0.3%
5	—	—%	—	—%
6	1,724	—%	(514)	0.6%
	$3,551,863	100.0%	$(84,426)	100.0%
December 31, 2012
1	$1,992,406	61.5%	$(38,125)	46.2%
2	1,071,009	33.1%	(23,969)	29.1%
3	157,464	4.9%	(19,410)	23.5%
4	13,812	0.4%	(299)	0.4%
5	—	—%	—	—%
6	1,812	0.1%	(665)	0.8%
	$3,236,503	100.0%	$(82,468)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 211 and 198 securities, respectively) have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012, along with a description of the factors causing the unrealized losses is presented in Note 3 to our consolidated financial statements in this Form 10-Q, which is incorporated by reference in the Item 2.

The amortized cost and fair value of fixed maturity securities and equity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
March 31, 2013
Fixed maturity securities:
Investment grade:
Less than six months	161	$3,086,927	$3,040,238	$(46,689)
Six months or more and less than twelve months	11	152,550	147,226	(5,324)
Twelve months or greater	12	131,409	121,666	(9,743)
Total investment grade	184	3,370,886	3,309,130	(61,756)
Below investment grade:
Less than six months	6	22,037	21,867	(170)
Six months or more and less than twelve months	4	19,730	19,151	(579)
Twelve months or greater	17	209,680	187,759	(21,921)
Total below investment grade	27	251,447	228,777	(22,670)
	211	$3,622,333	$3,537,907	$(84,426)
December 31, 2012
Fixed maturity securities:
Investment grade:
Less than six months	106	$2,464,476	$2,440,131	$(24,345)
Six months or more and less than twelve months	4	40,054	39,151	(903)
Twelve months or greater	14	165,718	155,618	(10,100)
Total investment grade	124	2,670,248	2,634,900	(35,348)
Below investment grade:
Less than six months	23	110,435	108,531	(1,904)
Six months or more and less than twelve months	9	135,915	129,086	(6,829)
Twelve months or greater	41	387,806	349,419	(38,387)
Total below investment grade	73	634,156	587,036	(47,120)
Equity securities:
Less then six months	—	—	—	—
Six months or more and less than twelve months	1	10,125	8,722	(1,403)
Twelve months or greater	—	—	—	—
Total equity securities	1	10,125	8,722	(1,403)
	198	$3,314,529	$3,230,658	$(83,871)

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade and equity securities that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
March 31, 2013
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	1	20,000	15,288	(4,712)
Total investment grade	1	20,000	15,288	(4,712)
Below investment grade:
Less than six months	—	—	—	—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total below investment grade	—	—	—	—
	1	$20,000	$15,288	$(4,712)

December 31, 2012
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	1	20,000	15,379	(4,621)
Twelve months or greater	—	—	—	—
Total investment grade	1	20,000	15,379	(4,621)
Below investment grade:
Less than six months	1	1,416	1,131	(285)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	3	9,324	7,148	(2,176)
Total below investment grade	4	10,740	8,279	(2,461)
	5	$30,740	$23,658	$(7,082)

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
March 31, 2013
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	24,139	23,532	—	—
Due after five years through ten years	984,293	972,723	—	—
Due after ten years through twenty years	1,334,845	1,314,224	—	—
Due after twenty years	625,422	602,694	76,129	62,173
	2,968,699	2,913,173	76,129	62,173
Residential mortgage backed securities	160,927	154,917	—	—
Commercial mortgage backed securities	219,285	216,149	—	—
Other asset backed securities	197,293	191,495	—	—
	$3,546,204	$3,475,734	$76,129	$62,173

December 31, 2012
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	22,160	21,059	—	—
Due after five years through ten years	623,802	617,848	—	—
Due after ten years through twenty years	1,319,250	1,302,283	—	—
Due after twenty years	416,621	405,426	76,088	61,521
	2,381,833	2,346,616	76,088	61,521
Residential mortgage backed securities	508,576	480,848	—	—
Commercial mortgage backed securities	163,565	161,582	—	—
Other asset backed securities	174,342	171,369	—	—
	$3,228,316	$3,160,415	$76,088	$61,521
International Exposure
We hold fixed maturity securities with international exposure. As of March 31, 2013, 15% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. All of these securities are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2), except for twelve securities with a total fair value of $74.5 million which are all NAIC 3 and one security (fair value of $2.3 million) which has an NAIC 4 designation. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	March 31, 2013
	Amortized Cost	Carrying Amount/Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$209,302	$223,192	0.9%
Asia/Pacific	172,580	184,119	0.7%
Non-GIIPS Europe	1,561,897	1,683,615	6.6%
Latin America	203,496	215,219	0.8%
Non-U.S. North America	673,326	740,490	2.9%
Australia & New Zealand	341,006	367,790	1.4%
Other	336,066	376,593	1.5%
	$3,497,673	$3,791,018	14.8%
(1) Greece, Ireland, Italy, Portugal and Spain continue to cause credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. All of our exposure in GIIPS are corporate securities with issuers domiciled in these countries. None of our foreign government obligations were held in any of these countries.

Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our RMBS as we monitor all of our RMBS on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At March 31, 2013, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Investment grade
Corporate fixed maturity securities:
Finance	3	$49,505	$(5,924)	$43,581	19 - 28	0 - 17
Industrial	3	28,879	(4,840)	24,039	5 - 31	—
Industrial	1	9,372	101	9,473	—	—
	7	$87,756	$(10,663)	$77,093
Below investment grade
Corporate fixed maturity securities:
Industrial	1	20,609	(2,153)	18,456	22	—
	8	$108,365	(12,816)	$95,549
A majority of the investment grade securities on the watch list have Eurozone exposure that has contributed to their depressed fair values. Our analysis of all of the securities on the watch list that we have determined are temporarily impaired and their credit performance at March 31, 2013 is as follows:
Finance:  The decline in value of these securities which are rated investment grade is due to the continued wide spreads as a result of the ongoing concerns relating to capital, asset quality and earnings stability due to the financial events of the past three years and the ongoing events in the Eurozone, specifically the sovereign debt crisis. While these issuers have had their financial position and profitability weakened by the credit and liquidity crisis, we have determined that these securities were not other than temporarily impaired due to our evaluation of the operating performance and the credit worthiness of each individual issuer.
Industrial:  The decline in value of these securities relates to ongoing operational issues or recent corporate actions. These issues have caused the price for these securities to decline; however, the companies have strong liquidity and ample time to strengthen their credit profile. We have determined that these securities were not other than temporarily impaired due to the issuers' very strong market positions, restructuring actions that are expected to favorable impact future profitability and a history of strong reliable operating performance, improving economic conditions and rising security prices.
Other Than Temporary Impairments
We have a policy and process in place to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2012. We recognized other than temporary impairments and additional credit losses on a number of securities for which we have previously recognized OTTI. A summary of OTTI is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Several factors led us to believe that full recovery of amortized cost will not be expected. A discussion of these factors and our policy and process in place to identify securities that could potential have impairment that is other than temporary is in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location, and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts net of valuation allowances. At March 31, 2013 and December 31, 2012 the largest principal amount outstanding for any single mortgage loan was $14.8 million and $15.0 million, respectively, and the average loan size was $2.5 million and $2.4 million as of March 31, 2013 and December 31, 2012. respectively. We have the contractual ability to pursue full personal recourse on 11.6% of the loans and partial personal recourse on 34.3% of the loans. In addition, the average loan to value ratio for the overall portfolio was 56.1% and 53.5% at March 31, 2013 and December 31, 2012, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a current appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 - Mortgage Loans on Real Estate in our Consolidated Financial Statements.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At March 31, 2013, we had commitments to fund commercial mortgage loans totaling $73.0 million, with fixed interest rates ranging from 3.85% to 4.60%. During 2012 and 2013, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the three months ended March 31, 2013, we received $105.2 million in cash for loans being paid in full compared to $78.6 million for the three months ended March 31, 2012. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
See Note 4 to our unaudited consolidated financial statements for a presentation of our specific and general loan loss allowances, foreclosure activity and troubled debt restructure analysis.
We recorded impairment losses of $1.1 million on one mortgage loan with outstanding principal due totaling $3.5 million during the three months ended March 31, 2013. We recorded impairment losses of $6.8 million on twelve mortgage loans with outstanding principal due totaling $37.5 million during the same period in 2012.
In 2012, we initiated a process by which we evaluate the credit quality of each of our commercial mortgage loans. This process utilizes each loan's debt service coverage ratio as a primary metric. A summary of our portfolio by debt service coverage ratio follows:

	March 31, 2013		December 31, 2012
	Principal Outstanding	Percent of Total Principal Outstanding	Principal Outstanding	Percent of Total Principal Outstanding
	(Dollars in thousands)
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$1,530,027	58.3%	$1,517,840	57.1%
Greater than or equal to 1.2 and less than 1.5	589,978	22.4%	604,512	22.7%
Greater than or equal to 1.0 and less than 1.2	246,114	9.4%	262,165	9.9%
Less than 1.0	259,618	9.9%	274,366	10.3%
	$2,625,737	100.0%	$2,658,883	100.0%
At March 31, 2013, we have six mortgages that are in the process of being satisfied by our taking ownership of the real estate serving as collateral. These loans have an outstanding principal balance of $19.4 million and we have recorded specific loan loss allowances totaling $7.5 million, all of which were recognized in periods prior to the first quarter of 2013. We also have eleven commercial mortgage loans at March 31, 2013 with an outstanding principal balance of $28.3 million that have been given "workout" terms which generally allow for interest only payments or the capitalization of interest for a specified period of time and we have recorded specific loan loss allowances on four of these loans (principal balance of $8.9 million) of $3.2 million. At March 31, 2013, we had no commercial mortgage loans that were delinquent (60 days or more past due at the reporting date). The total outstanding principal balance of these seventeen loans is $47.7 million, which represents less than 2% of our total mortgage loan portfolio.

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

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Mortgage loans with allowances	$44,299	$53,110
Mortgage loans with no allowance for losses	22,632	27,765
Allowance for probable loan losses	(22,631)	(23,134)
Net carrying value of impaired mortgage loans	$44,300	$57,741
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
Liquidity and Capital Resources
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $531.4 million in the three months ended March 31, 2013 compared to $515.4 million for the three months ended March 31, 2012, with the increase attributable to a $6.6 million increase in net annuity deposits after coinsurance and a $9.4 million (after coinsurance) decrease in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans. As discussed above under Overview, we have been through several cycles of calls of our United States Government callable agency securities that has resulted in excess cash and other short-term investments beginning in 2010. We reduced the average balance for excess cash and other short-term investments to $1.8 billion during the three months ended March 31, 2013 from $2.7 billion during the three months ended December 31, 2012. The average balance during the three months ended March 31, 2012 was $759 million. The growth of this balance in 2012 was primarily attributable to calls of U.S. Government agency securities. At March 31, 2013, we held $1.3 billion in excess cash and other short-term investments compared to $2.2 billion at December 31, 2012. At March 31, 2013, 31% of our fixed income securities have call features and 0.3% ($0.1 billion) were subject to call redemption. Another 8% ($1.8 billion) will become subject to call redemption during the next twelve months, of which $522.3 million are short-term U.S. Government agency securities with a book yield of 0.76%.
We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt, including the convertible senior notes and subordinated debentures issued to subsidiary trusts, pay operating expenses and pay dividends to stockholders. Our assets consist primarily of the capital stock and surplus notes of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. These sources provide adequate cash flow to us to meet our current and reasonably foreseeable future obligations and we expect they will be adequate to fund our parent company cash flow requirements for the rest of 2013.
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

Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of March 31, 2013, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to meet this rating objective. However, this capital may not be sufficient if significant future losses are incurred or A.M. Best modifies its rating criteria and, given the current market conditions, access to additional capital could be limited.
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
Cash and cash equivalents of the parent holding company at March 31, 2013, was $22.6 million. In addition, we have a $160 million line of credit, with no borrowings outstanding, available through January 2014 for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.
On March 25, 2013, notice of mandatory redemption was issued for our 2024 notes. $25.8 million principal amount of the convertible notes exercised their conversion rights prior to the April 30, 2013 mandatory redemption date. The holders of these notes will receive the principal amount of their notes in cash and the conversion premium in shares of our common stock. The final number of shares to be issued will be determined based upon the “ten day average closing price” for our common stock on the ten consecutive trading days beginning on the second trading day following the day the notes were submitted for conversion. The balance of the convertible notes ($2.5 million principal amount) will be redeemed for cash. Cash needed to redeem the outstanding notes will be a mix of current cash and cash equivalents of the parent holding company and a draw of funds on our $160 million line of credit.
New Accounting Pronouncements
See Note 1 - Significant Accounting Policies to the Consolidated Financial Statements, which is incorporated by reference in this Item 2, for new accounting pronouncement disclosures that supplements the disclosure in Note 1 - Significant Accounting Policies to the Consolidated Financial Statements of our 2012 Annual Report on Form 10-K.

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
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at March 31, 2013, of which $85.5 million has been swapped to a fixed rate and $79.0 million has been capped for a term of seven years beginning March or July 2014 (See Note 5 to our unaudited consolidated financial statements). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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
If interest rates were to increase 10% (31 basis points) from levels at March 31, 2013, we estimate that the fair value of our fixed maturity securities would decrease by approximately $687.3 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $219.5 million in the accumulated other comprehensive income and a decrease in stockholders' equity. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2012.
At March 31, 2013, 31% of our fixed income securities have call features and 0.3% ($0.1 billion) were subject to call redemption. Another 8% ($1.8 billion) will become subject to call redemption during the next twelve months, of which $522.3 million are short-term U.S. Government agency securities with a book yield of 0.76%. During the three months ended March 31, 2013 and 2012, we received $0.3 billion and $1.9 billion, respectively, in redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At March 31, 2013, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.
We purchase call options on the applicable indices to fund the annual index credits on our fixed index annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for fixed index products. For the three months ended March 31, 2013 and 2012, the annual index credits to policyholders on their anniversaries were $135.3 million and $50.7 million, respectively. Proceeds received at expiration of these options related to such credits were $135.2 million and $50.9 million for the three months ended March 31, 2013 and 2012, respectively.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2013 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 8 - Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosures that supplements the disclosure in Note 13 - Commitments and Contingencies to the Consolidated Financial Statements of our 2012 Annual Report on Form 10-K.
Item 1A. Risk Factors

Our 2012 Annual Report on Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the three months ended March 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuer purchases of equity securities for the quarter ended March 31, 2013.

We have a Rabbi Trust, the NMO Deferred Compensation Trust, which purchases our common shares to fund the amount of shares earned by our agents under the NMO Deferred Compensation Plan. At March 31, 2013, all shares earned and vested by agents have been purchased and contributed to the Rabbi Trust.

In addition, we have a share repurchase program under which we are authorized to purchase up to 10,000,000 shares of our common stock. As of March 31, 2013, no shares of our common stock had been repurchased under this program.

Item 6. Exhibits

Number	Name	Method of Filing

10.1	Form of Restricted Stock Award Agreement With Respect to Common Stock of American Equity Investment Life Holding Company-Nonperformance Based	Filed herewith

10.2	Form of Performance Restricted Stock Unit Award Agreement	Filed herewith

10.3	Form of Restricted Stock Award Agreement With Respect to Common Stock of American Equity Investment Life Holding Company-Performance Based	Filed herewith

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

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

Date: May 8, 2013	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

	By:	/s/ John M. Matovina
John M. Matovina, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Scott A. Samuelson
Scott A. Samuelson, Vice President - Controller
(Principal Accounting Officer)