Form 10-Q
period 2013-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2013-08-08
CIK 1039828

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number : 001-31911
American Equity Investment Life Holding Company
(Exact name of registrant as specified in its charter)

Iowa	42-1447959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6000 Westown Parkway West Des Moines, Iowa	50266
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(515) 221-0002
(Telephone)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares of common stock outstanding at July 31, 2013: 64,710,572

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2013 - $24,789,087; 2012 - $21,957,027)	$25,545,642	$24,172,136
Held for investment, at amortized cost (fair value: 2013 - $61,250; 2012 - $61,521)	76,170	76,088
Equity securities, available for sale, at fair value (cost: 2013 - $8,915; 2012 - $44,598)	9,790	53,422
Mortgage loans on real estate	2,583,703	2,623,940
Derivative instruments	629,135	415,258
Other investments	208,635	196,366
Total investments	29,053,075	27,537,210

Cash and cash equivalents	746,889	1,268,545
Coinsurance deposits	2,944,726	2,910,701
Accrued investment income	287,692	261,833
Deferred policy acquisition costs	2,147,252	1,709,799
Deferred sales inducements	1,646,164	1,292,341
Deferred income taxes	153,701	—
Income taxes recoverable	1,645	—
Other assets	307,406	153,049
Total assets	$37,288,550	$35,133,478

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$33,635,600	$31,773,988
Other policy funds and contract claims	440,217	455,752
Notes payable	303,126	309,869
Subordinated debentures	245,958	245,869
Amounts due under repurchase agreements	160,436	—
Deferred income taxes	—	49,303
Income taxes payable	—	4,756
Other liabilities	1,061,137	573,704
Total liabilities	35,846,474	33,413,241

Stockholders' equity:
Preferred stock, par value $1 per share, 2,000,000 shares authorized, 2013 and 2012 - no shares issued and outstanding	—	—
Common stock, par value $1 per share, 200,000,000 shares authorized; issued and outstanding: 2013 - 63,500,933 shares (excluding 4,877,735 treasury shares); 2012 - 61,750,601 shares (excluding 5,127,379 treasury shares)	63,501	61,751
Additional paid-in capital	512,613	496,715
Unallocated common stock held by ESOP; 2013 - 186,485 shares; 2012 - 239,799 shares	(2,009)	(2,583)
Accumulated other comprehensive income	244,280	686,807
Retained earnings	623,691	477,547
Total stockholders' equity	1,442,076	1,720,237
Total liabilities and stockholders' equity	$37,288,550	$35,133,478
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Traditional life insurance premiums	$2,913	$3,248	$5,611	$6,470
Annuity product charges	23,511	21,908	44,992	41,301
Net investment income	336,143	320,259	665,833	647,169
Change in fair value of derivatives	64,040	(150,847)	438,002	108,314
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	15,689	(611)	26,274	(6,687)
OTTI losses on investments:
Total OTTI losses	(2,775)	(375)	(4,964)	(2,156)
Portion of OTTI losses recognized from other comprehensive income	—	(603)	(1,048)	(1,703)
Net OTTI losses recognized in operations	(2,775)	(978)	(6,012)	(3,859)
Loss on extinguishment of debt	(589)	—	(589)	—
Total revenues	438,932	192,979	1,174,111	792,708

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	2,106	2,250	3,841	4,367
Interest sensitive and index product benefits	336,025	142,733	561,834	281,856
Amortization of deferred sales inducements	120,536	25,940	149,367	42,650
Change in fair value of embedded derivatives	(408,409)	(80,989)	(45,137)	278,077
Interest expense on notes payable	6,780	7,072	14,028	14,067
Interest expense on subordinated debentures	3,018	3,563	6,027	7,149
Amortization of deferred policy acquisition costs	169,270	44,848	215,500	79,132
Other operating costs and expenses	24,851	18,902	44,371	40,615
Total benefits and expenses	254,177	164,319	949,831	747,913
Income before income taxes	184,755	28,660	224,280	44,795
Income tax expense	64,642	9,901	78,136	15,565
Net income	$120,113	$18,759	$146,144	$29,230

Earnings per common share	$1.87	$0.31	$2.29	$0.49
Earnings per common share - assuming dilution	$1.71	$0.30	$2.09	$0.46
Weighted average common shares outstanding (in thousands):
Earnings per common share	64,254	59,943	63,787	59,822
Earnings per common share - assuming dilution	70,382	64,254	69,882	64,230
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$120,113	$18,759	$146,144	$29,230
Other comprehensive income (loss):
Change in net unrealized investment gains/losses (1)	(634,688)	263,366	(669,871)	188,391
Noncredit component of OTTI losses (1)	—	(99)	347	290
Reclassification of unrealized investment gains/losses to net income (1)	(7,439)	—	(11,286)	—
Other comprehensive income (loss) before income tax	(642,127)	263,267	(680,810)	188,681
Income tax effect related to other comprehensive income	224,744	(92,142)	238,283	(66,038)
Other comprehensive income (loss)	(417,383)	171,125	(442,527)	122,643
Comprehensive income (loss)	$(297,270)	$189,884	$(296,383)	$151,873
(1) Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2012	$61,751	$496,715	$(2,583)	$686,807	$477,547	$1,720,237
Net income for period	—	—	—	—	146,144	146,144
Other comprehensive loss	—	—	—	(442,527)	—	(442,527)
Allocation of 53,314 shares of common stock by ESOP, including excess income tax benefits	—	134	574	—	—	708
Share-based compensation, including excess income tax benefits	—	3,193	—	—	—	3,193
Issuance of 1,533,603 shares of common stock under compensation plans, including excess income tax benefits	1,533	11,024	—	—	—	12,557
Extinguishment of convertible senior notes, net of tax, including 216,729 shares of common stock issued upon conversion	217	1,547				1,764
Balance at June 30, 2013	$63,501	$512,613	$(2,009)	$244,280	$623,691	$1,442,076

Balance at December 31, 2011	$57,837	$468,281	$(3,620)	$457,229	$428,952	$1,408,679
Net income for period	—	—	—	—	29,230	29,230
Other comprehensive income	—	—	—	122,643	—	122,643
Conversion of $12,554 of subordinated debentures	1,550	10,291	—	—	—	11,841
Allocation of 41,323 shares of common stock by ESOP, including excess income tax benefits	—	22	445	—	—	467
Share-based compensation, including excess income tax benefits	—	3,719	—	—	—	3,719
Issuance of 822,390 shares of common stock under compensation plans, including excess income tax benefits	822	250	—	—	—	1,072
Balance at June 30, 2012	$60,209	$482,563	$(3,175)	$579,872	$458,182	$1,577,651
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income	$146,144	$29,230
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	561,834	281,856
Amortization of deferred sales inducements	149,367	42,650
Annuity product charges	(44,992)	(41,301)
Change in fair value of embedded derivatives	(45,137)	278,077
Change in traditional life and accident and health insurance reserves	(1,066)	12,652
Policy acquisition costs deferred	(205,519)	(186,573)
Amortization of deferred policy acquisition costs	215,500	79,132
Provision for depreciation and other amortization	9,356	9,150
Amortization of discounts and premiums on investments	9,546	(64,020)
Realized gains/losses on investments and net OTTI losses recognized in operations	(20,262)	10,546
Change in fair value of derivatives	(438,002)	(108,314)
Deferred income taxes	38,781	(14,249)
Share-based compensation	3,011	3,024
Change in accrued investment income	(25,859)	(15,707)
Change in income taxes payable	(8,483)	(3,493)
Change in other assets	(296)	(10,077)
Change in other policy funds and contract claims	(15,535)	33,548
Change in collateral held for derivatives	164,269	175,549
Change in other liabilities	475	(11,421)
Other	(1,868)	164
Net cash provided by operating activities	491,264	500,423

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	2,292,959	1,423,179
Fixed maturity securities - held for investment	—	1,688,329
Equity securities - available for sale	44,829	5,605
Mortgage loans on real estate	266,539	219,423
Derivative instruments	409,050	110,201
Other investments	11,737	10,362
Acquisition of investments:
Fixed maturity securities - available for sale	(4,962,314)	(3,542,142)
Mortgage loans on real estate	(228,735)	(152,648)
Derivative instruments	(190,997)	(184,709)
Other investments	(19,594)	(83,811)
Purchases of property, furniture and equipment	(288)	(273)
Net cash used in investing activities	(2,376,814)	(506,484)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Financing activities
Receipts credited to annuity policyholder account balances	$2,033,484	$1,808,845
Coinsurance deposits	15,960	(28,630)
Return of annuity policyholder account balances	(829,047)	(760,423)
Financing fees incurred and deferred	(1,153)	—
Proceeds from notes payable	15,000	—
Repayment of notes payable	(28,243)	—
Proceeds from amounts due under repurchase agreements	160,436	—
Excess tax benefits realized from share-based compensation plans	380	693
Proceeds from issuance of common stock	12,284	1,062
Change in checks in excess of cash balance	(15,207)	(12,608)
Net cash provided by financing activities	1,363,894	1,008,939
Increase (decrease) in cash and cash equivalents	(521,656)	1,002,878
Cash and cash equivalents at beginning of period	1,268,545	404,952
Cash and cash equivalents at end of period	$746,889	$1,407,830

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$12,595	$14,308
Income taxes	47,700	32,650
Non-cash operating activity:
Deferral of sales inducements	164,931	143,248
Non-cash investing activity:
Real estate acquired in satisfaction of mortgage loans	844	11,985
Non-cash financing activities:
Conversion of subordinated debentures	—	12,554
Common stock issued in extinguishment of debt	3,367	—
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company (“we”, “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.
As previously reported in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, we identified certain classification errors related to amounts reported in the financing activities section of our consolidated statements of cash flows. Consistent with that presentation, we have revised the consolidated statement of cash flows for the six months ended June 30, 2012 resulting in decreases of $87.9 million to receipts credited to annuity and single premium universal life policyholder account balances and return of annuity policyholder account balances. These revisions had no net impact on net cash provided by financing activities, and no impact on our consolidated balance sheets, statements of operations, statements of comprehensive income or statements of changes in stockholders' equity.
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
New Accounting Pronouncements
There are currently no accounting standards updates with effective dates after June 30, 2013 that will significantly affect our consolidated financial statements.

2. Fair Values of Financial Instruments
The following sets forth a comparison of the fair values and carrying amounts of our financial instruments:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$25,545,642	$25,545,642	$24,172,136	$24,172,136
Held for investment	76,170	61,250	76,088	61,521
Equity securities, available for sale	9,790	9,790	53,422	53,422
Mortgage loans on real estate	2,583,703	2,808,973	2,623,940	2,848,235
Derivative instruments	629,135	629,135	415,258	415,258
Other investments	182,026	182,219	163,193	163,517
Cash and cash equivalents	746,889	746,889	1,268,545	1,268,545
Coinsurance deposits	2,944,726	2,724,853	2,910,701	2,678,232
Interest rate caps	5,565	5,565	3,247	3,247
Interest rate swap	274	274	—	—
2015 notes hedges	71,400	71,400	43,105	43,105

Liabilities
Policy benefit reserves	33,304,622	27,895,416	31,452,496	26,264,831
Single premium immediate annuity (SPIA) benefit reserves	439,591	453,496	455,167	469,768
Notes payable	303,126	481,406	309,869	422,175
Subordinated debentures	245,958	229,623	245,869	218,283
2015 notes embedded derivatives	71,400	71,400	43,105	43,105
Interest rate swap	—	—	4,261	4,261
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

Transfers of securities among the levels occur at times and depend on the type of inputs used to determine fair value of each security. There were no transfers between levels during the six months ended June 30, 2013.

Our assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2013
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,938	$4,938	$—	$—
United States Government sponsored agencies	1,199,847	—	1,199,847	—
United States municipalities, states and territories	3,543,158	—	3,543,158	—
Foreign government obligations	92,811	—	92,811	—
Corporate securities	15,999,327	8,924	15,990,403	—
Residential mortgage backed securities	2,488,057	—	2,486,516	1,541
Commercial mortgage backed securities	1,222,689	—	1,222,689	—
Other asset backed securities	994,815	378	994,437	—
Equity securities, available for sale: finance, insurance and real estate	9,790	2,020	7,770	—
Derivative instruments	629,135	—	629,135	—
Cash and cash equivalents	746,889	746,889	—	—
Interest rate caps	5,565	—	5,565	—
Interest rate swap	274	—	274	—
2015 notes hedges	71,400	—	71,400	—
	$27,008,695	$763,149	$26,244,005	$1,541
Liabilities
2015 notes embedded derivatives	$71,400	$—	$71,400	$—
Fixed index annuities - embedded derivatives	3,747,052	—	—	3,747,052
	$3,818,452	$—	$71,400	$3,747,052

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
The independent pricing services provide quoted market prices when available. Quoted prices are not always available due to market inactivity. When quoted market prices are not available, the third parties use yield data and other factors relating to instruments or securities with similar characteristics to determine fair value for securities that are not actively traded. We generally obtain one value from our primary external pricing service. In situations where a price is not available from this service, we may obtain further quotes or prices from additional parties as needed. In addition, for our callable United States Government sponsored agencies, we obtain two broker quotes and take the average of the two broker prices received. Market indices of similar rated asset class spreads are considered for valuations and broker indications of similar securities are compared. Inputs used by the broker include market information, such as yield data and other factors relating to instruments or securities with similar characteristics. Valuations and quotes obtained from third party commercial pricing services are non-binding and do not represent quotes on which one may execute the disposition of the assets.
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of June 30, 2013 and December 31, 2012.
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
Other investments
None of the financial instruments included in other investments are measured at fair value on a recurring basis. Financial instruments included in other investments are policy loans, equity method investments and company owned life insurance (COLI). We have not attempted to determine the fair values associated with our policy loans, as we believe any differences between carrying value and the fair values afforded these instruments are immaterial to our consolidated financial position and, accordingly, the cost to provide such disclosure does not justify the benefit to be derived. The fair values of our equity method investments qualify as Level 3 fair values and were determined by calculating the present value of future cash flows discounted by a risk free rate, a risk spread and a liquidity discount. The risk spread and liquidity discount are rates determined by our investment professionals and are unobservable market inputs. The fair value of our COLI approximates the cash surrender value of the policies and falls within Level 2 of the fair value hierarchy.

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

The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Available for sale securities
Beginning balance	$1,724	$2,027	$1,812	$2,098
Principal returned	(193)	(52)	(561)	(93)
Accretion of discount	5	21	134	47
Total gains (losses) (realized/unrealized):
Included in other comprehensive income (loss)	5	81	156	183
Included in operations	—	(72)	—	(230)
Ending balance	$1,541	$2,005	$1,541	$2,005
The Level 3 assets included in the table above are not material to our financial position, results of operations or cash flows, and it is management's opinion that the sensitivity of the inputs used in determining the fair value of these assets is not material as well.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$3,848,902	$2,921,037	$3,337,556	$2,530,496
Premiums less benefits	425,671	105,279	672,393	189,505
Change in unrealized gains, net	(527,521)	(111,368)	(262,897)	194,947
Ending balance	$3,747,052	$2,914,948	$3,747,052	$2,914,948
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at June 30, 2013, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $240.7 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $147.2 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $267.5 million recorded through operations as an increase in the change in fair value of embedded derivatives and increase our combined balance for deferred policy acquisition costs and deferred sales inducements by $161.1 million recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

3. Investments
At June 30, 2013 and December 31, 2012, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2013
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,607	$367	$(36)	$4,938
United States Government sponsored agencies	1,241,898	4,796	(46,847)	1,199,847
United States municipalities, states and territories	3,299,732	268,127	(24,701)	3,543,158
Foreign government obligations	86,106	9,230	(2,525)	92,811
Corporate securities	15,527,755	808,241	(336,669)	15,999,327
Residential mortgage backed securities	2,337,399	167,051	(16,393)	2,488,057
Commercial mortgage backed securities	1,304,028	1,714	(83,053)	1,222,689
Other asset backed securities	987,562	27,416	(20,163)	994,815
	$24,789,087	$1,286,942	$(530,387)	$25,545,642
Held for investment:
Corporate security	$76,170	$—	$(14,920)	$61,250

Equity securities, available for sale:
Finance, insurance, and real estate	$8,915	$875	$—	$9,790

December 31, 2012
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,590	$564	$—	$5,154
United States Government sponsored agencies	1,763,789	11,704	(3,468)	1,772,025
United States municipalities, states and territories	3,116,678	461,770	(125)	3,578,323
Foreign government obligations	86,099	19,160	—	105,259
Corporate securities	12,930,173	1,568,223	(31,624)	14,466,772
Residential mortgage backed securities	2,743,537	172,304	(27,728)	2,888,113
Commercial mortgage backed securities	354,870	5,095	(1,983)	357,982
Other asset backed securities	957,291	44,190	(2,973)	998,508
	$21,957,027	$2,283,010	$(67,901)	$24,172,136
Held for investment:
Corporate security	$76,088	$—	$(14,567)	$61,521

Equity securities, available for sale:
Finance, insurance, and real estate	$44,598	$10,227	$(1,403)	$53,422
During the six months ended June 30, 2013 and 2012, we received $1.0 billion and $2.8 billion, respectively, in redemption proceeds related to calls of our callable United States Government sponsored agency securities and public and private corporate bonds, of which $1.7 billion for the six months ended June 30, 2012, were classified as held for investment. The proceeds from these redemptions that have been reinvested have primarily been in United States government sponsored agencies, corporate securities, commercial mortgage backed securities and other asset backed securities. At June 30, 2013, 30% of our fixed income securities have call features of which 5% ($1.3 billion) will become subject to call redemption during the next twelve months and $500.6 million of which are U.S. Government agency securities with a book yield of 0.75%. The $500.6 million of U.S. Government securities were expected to be called in July. However, with the increase in interest rates during June, these securities were not called and are currently yielding 3.75%. These securities are callable quarterly and a modest decline in interest rates from current levels could result in the calls being exercised on the next call date in October of 2013.

The amortized cost and fair value of fixed maturity securities at June 30, 2013, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$113,074	$116,889	$—	$—
Due after one year through five years	840,609	941,104	—	—
Due after five years through ten years	6,802,325	6,819,438	—	—
Due after ten years through twenty years	5,829,419	6,033,288	—	—
Due after twenty years	6,574,671	6,929,362	76,170	61,250
	20,160,098	20,840,081	76,170	61,250
Residential mortgage backed securities	2,337,399	2,488,057	—	—
Commercial mortgage backed securities	1,304,028	1,222,689	—	—
Other asset backed securities	987,562	994,815	—	—
	$24,789,087	$25,545,642	$76,170	$61,250
Net unrealized gains on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities and equity securities	$757,430	$2,223,933
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(416,281)	(1,201,974)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax benefit	(119,403)	(357,686)
Net unrealized gains reported as accumulated other comprehensive income	$244,280	$686,807
The National Association of Insurance Commissioners (“NAIC”) assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations (“NRSRO’s”). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered “investment grade” while NAIC Class 3 through 6 designations are considered “non-investment grade.” Based on the NAIC designations, we had 98% of our fixed maturity portfolio rated investment grade at June 30, 2013 and December 31, 2012.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	June 30, 2013		December 31, 2012
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$15,440,564	$16,049,276	$13,737,381	$15,250,560
2	8,878,184	9,028,631	7,838,186	8,533,121
3	475,652	457,918	398,294	387,222
4	68,807	69,502	53,879	56,151
5	—	—	—	—
6	2,050	1,565	5,375	6,603
	$24,865,257	$25,606,892	$22,033,115	$24,233,657

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 803 and 198 securities, respectively) have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2013
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$984	$(36)	$—	$—	$984	$(36)
United States Government sponsored agencies	1,126,107	(46,847)	—	—	1,126,107	(46,847)
United States municipalities, states and territories	407,748	(24,701)	—	—	407,748	(24,701)
Foreign government obligations	27,269	(2,525)	—	—	27,269	(2,525)
Corporate securities:
Finance, insurance and real estate	1,295,619	(67,115)	84,262	(7,814)	1,379,881	(74,929)
Manufacturing, construction and mining	2,631,633	(135,270)	12,079	(1,797)	2,643,712	(137,067)
Utilities and related sectors	1,334,828	(64,359)	29,728	(3,728)	1,364,556	(68,087)
Wholesale/retail trade	301,898	(17,027)	—	—	301,898	(17,027)
Services, media and other	747,156	(39,559)	—	—	747,156	(39,559)
Residential mortgage backed securities	293,301	(13,905)	58,100	(2,488)	351,401	(16,393)
Commercial mortgage backed securities	1,064,758	(83,053)	—	—	1,064,758	(83,053)
Other asset backed securities	426,195	(16,816)	22,823	(3,347)	449,018	(20,163)
	$9,657,496	$(511,213)	$206,992	$(19,174)	$9,864,488	$(530,387)
Held for investment:
Corporate security:
Insurance	$—	$—	$61,250	$(14,920)	$61,250	$(14,920)

December 31, 2012
Fixed maturity securities:
Available for sale:
United States Government sponsored agencies	$973,728	$(3,468)	$—	$—	$973,728	$(3,468)
United States municipalities, states and territories	24,393	(125)	—	—	24,393	(125)
Corporate securities:
Finance, insurance and real estate	177,962	(4,126)	85,709	(8,438)	263,671	(12,564)
Manufacturing, construction and mining	426,120	(4,303)	21,975	(1,281)	448,095	(5,584)
Utilities and related sectors	221,044	(5,187)	39,224	(4,212)	260,268	(9,399)
Wholesale/retail trade	101,790	(784)	10,250	(208)	112,040	(992)
Services, media and other	264,421	(3,085)	—	—	264,421	(3,085)
Residential mortgage backed securities	220,622	(8,679)	260,226	(19,049)	480,848	(27,728)
Commercial mortgage backed securities	161,582	(1,983)	—	—	161,582	(1,983)
Other asset backed securities	145,238	(2,242)	26,131	(731)	171,369	(2,973)
	$2,716,900	$(33,982)	$443,515	$(33,919)	$3,160,415	$(67,901)
Held for investment:
Corporate security:
Insurance	$—	$—	$61,521	$(14,567)	$61,521	$(14,567)

Equity security, available for sale:
Services	$—	$—	$8,722	$(1,403)	$8,722	$(1,403)
The following is a description of the factors causing the temporary unrealized losses by investment category as of June 30, 2013:
United States Government sponsored agencies: These securities are relatively long in duration; however, they are callable in less than 12 months making the value of such securities sensitive to changes in market interest rates. The timing of when some of these securities were purchased gave rise to unrealized losses at June 30, 2013.
United States municipalities, states and territories: These securities are relatively long in duration and their fair values are sensitive to changes in market interest rates. The timing of the purchase of these securities have resulted in unrealized losses at this point in time.

Foreign government obligations: The unrealized losses on these securities are due to wider spreads on the announcement of increased capital expenditures with resulting higher leverage and greater supply.
Corporate securities: The unrealized losses in these securities are due partially to the timing of purchases in 2012 and 2013. These securities carry yields less than those available at June 30, 2013 as the result of rising interest rates in the first half of 2013. In addition, a small number of securities have seen their credit spreads remain wide due to issuer or industry specific news while some financial and industrial sector credit spreads remain wide due to continued economic uncertainty and concerns of economic instability.
Residential mortgage backed securities: At June 30, 2013, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 36 securities with a total amortized cost basis of $341.4 million and a fair value of $372.5 million. Despite recent improvements in the capital markets, the fair values of RMBS with weaker borrower characteristics continue at prices below amortized cost. These RMBS prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.
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
Approximately 95% and 75% of the unrealized losses on fixed maturity securities shown in the above table for June 30, 2013 and December 31, 2012, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains on investments for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
			(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$(964)	$1,690	$(353)	$11,879
Investments carried at fair value:
Fixed maturity securities, available for sale	$(1,339,484)	$603,462	$(1,458,554)	$388,374
Equity securities, available for sale	(10,168)	(787)	(7,949)	3,637
	(1,349,652)	602,675	(1,466,503)	392,011
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	707,525	(339,408)	785,693	(203,330)
Deferred income tax asset/liability	224,744	(92,142)	238,283	(66,038)
	932,269	(431,550)	1,023,976	(269,368)
Change in net unrealized gains on investments carried at fair value	$(417,383)	$171,125	$(442,527)	$122,643
Proceeds from sales of available for sale securities for the six months ended June 30, 2013 and 2012 were $820.2 million and $165.2 million, respectively. Scheduled principal repayments, calls and tenders for available for sale securities for the six months ended June 30, 2013 and 2012 were $1.6 billion and $1.4 billion, respectively.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains (losses) on investments, excluding net OTTI losses for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$7,628	$4,030	$20,643	$5,048
Gross realized losses	(823)	(59)	(3,010)	(355)
	6,805	3,971	17,633	4,693
Equity securities:
Gross realized gains	9,571	—	9,571	562
Other investments:
Gain on sale of real estate	715	1,450	1,304	2,895
Loss on sale of real estate	—	—	(466)	—
Impairment losses on real estate	(145)	(1,669)	(145)	(2,643)
	570	(219)	693	252
Mortgage loans on real estate:
Increase in allowance for credit losses	(1,257)	(4,363)	(1,623)	(12,194)
	$15,689	$(611)	$26,274	$(6,687)
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
The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the six months ended June 30, 2013 and 2012, which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Six months ended June 30, 2013
Prime	2003	5.1%	5.1%	2%	2%	30%	30%
	2005	6.5%	7.7%	8%	17%	50%	50%
	2006	6.0%	6.9%	9%	16%	50%	50%
	2007	6.5%	6.7%	12%	25%	40%	60%
	2008	6.6%	6.6%	16%	16%	45%	45%
Alt-A	2005	5.6%	8.7%	15%	25%	5%	65%
	2007	6.2%	6.9%	38%	52%	60%	65%

Six months ended June 30, 2012
Prime	2005	6.5%	7.7%	9%	13%	50%	50%
	2006	5.8%	7.4%	9%	19%	40%	55%
	2007	6.2%	7.3%	11%	38%	40%	60%
Alt-A	2005	5.6%	7.7%	12%	27%	5%	50%
	2006	6.0%	6.0%	32%	46%	55%	60%
	2007	6.2%	7.0%	31%	55%	55%	60%
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
The following table summarizes other than temporary impairments for the three and six months ended June 30, 2013 and 2012, by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized from Other Comprehensive Income	Net OTTI Losses Recognized in Operations
		(Dollars in thousands)
Three months ended June 30, 2013
Fixed maturity securities, available for sale:
United States Government sponsored agencies	2	$(2,775)	$—	$(2,775)

Three months ended June 30, 2012
Fixed maturity securities, available for sale:
Residential mortgage backed securities	7	$(375)	$(603)	$(978)

Six months ended June 30, 2013
Fixed maturity securities, available for sale:
United States Government sponsored agencies	2	$(2,775)	$—	$(2,775)
Corporate securities:
Industrial	1	(1,761)	—	(1,761)
Residential mortgage backed securities	5	—	(1,048)	(1,048)
Equity security, available for sale:
Industrial	1	(428)	—	(428)
	9	$(4,964)	$(1,048)	$(6,012)
Six months ended June 30, 2012
Fixed maturity securities, available for sale:
Residential mortgage backed securities	22	$(2,156)	$(1,703)	$(3,859)
Other than temporary impairments during the three and six months ended June 30, 2013 on United States Government sponsored agencies were recognized as we had the intent to sell these securities as of June 30, 2013. The other than temporary impairments were determined based on the market values of the underlying securities at June 30, 2013.
The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(129,813)	$(121,976)	$(134,027)	$(119,095)
Credit losses on securities for which OTTI has not previously been recognized	(2,775)	(47)	(4,536)	(47)
Additional credit losses on securities for which OTTI has previously been recognized	—	(931)	(1,048)	(3,812)
Accumulated losses on securities that were disposed of during the period	4,075	—	11,098	—
Cumulative credit loss at end of period	$(128,513)	$(122,954)	$(128,513)	$(122,954)

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security, for securities that are part of our investment portfolio at June 30, 2013 and December 31, 2012:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
June 30, 2013
Fixed maturity securities, available for sale:
Corporate securities	$—	$—	$24	$24
Residential mortgage backed securities	764,746	(176,557)	236,236	824,425
Equity securities, available for sale:
Finance, insurance and real estate and services	1,415	—	605	2,020
	$766,161	$(176,557)	$236,865	$826,469
December 31, 2012
Fixed maturity securities, available for sale:
Corporate securities	$10,599	$(2,151)	$5,676	$14,124
Residential mortgage backed securities	855,915	(177,604)	171,514	849,825
Equity securities, available for sale:
Finance, insurance and real estate	9,976	—	9,668	19,644
	$876,490	$(179,755)	$186,858	$883,593
4. Mortgage Loans on Real Estate
Our mortgage loan portfolio, summarized in the following table, totaled $2.6 billion at June 30, 2013 and December 31, 2012, with commitments outstanding of $93.8 million at June 30, 2013.

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Principal outstanding	$2,616,179	$2,658,883
Loan loss allowance	(31,676)	(34,234)
Deferred prepayment fees	(800)	(709)
Carrying value	$2,583,703	$2,623,940

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

	June 30, 2013		December 31, 2012
	Principal Outstanding	Percent	Principal Outstanding	Percent
	(Dollars in thousands)
Geographic distribution
East	$760,025	29.1%	$732,762	27.5%
Middle Atlantic	147,167	5.6%	155,094	5.8%
Mountain	359,436	13.7%	387,599	14.6%
New England	23,131	0.9%	26,385	1.0%
Pacific	322,519	12.3%	320,982	12.1%
South Atlantic	459,052	17.6%	458,802	17.3%
West North Central	369,363	14.1%	370,168	13.9%
West South Central	175,486	6.7%	207,091	7.8%
	$2,616,179	100.0%	$2,658,883	100.0%
Property type distribution
Office	$643,747	24.6%	$666,467	25.1%
Medical Office	137,746	5.3%	136,764	5.1%
Retail	680,618	26.0%	677,951	25.5%
Industrial/Warehouse	666,935	25.5%	692,637	26.1%
Hotel	83,363	3.2%	94,045	3.5%
Apartment	233,609	8.9%	219,335	8.2%
Mixed use/other	170,161	6.5%	171,684	6.5%
	$2,616,179	100.0%	$2,658,883	100.0%
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
Our general loan loss allowance for the period ended June 30, 2012 was calculated utilizing a group of loans which had a debt service coverage ratio (DSCR) of less than 1.0. The DSCR is calculated by dividing the net operating income of the mortgaged property by the contractual principal and interest payment due for the corresponding period. We developed the loss rates to apply to this group of loans by dividing the specific impairment loss for the most recent 4 quarters by the principal outstanding of the loans with a DSCR of less than 1.0.
Currently, we rate the mortgage loans in our portfolio based on factors such as historical operating performance, loan to value ratio and economic outlook, among others. We calculate a loss factor to apply to each rating based on historical losses we have recognized in our mortgage loan portfolio. We apply the loss factors to the total principal outstanding within each rating category to determine an appropriate estimate of general loan loss allowance at June 30, 2013. We began this process in the third quarter of 2012.

The following tables present a rollforward of our specific and general valuation allowances for mortgage loans on real estate:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(22,631)	$(10,400)	$(29,595)	$(10,300)
Charge-offs	2,612	—	7,613	—
Recoveries	—	—	—	—
Provision for credit losses	(1,157)	(100)	(3,463)	(900)
Ending allowance balance	$(21,176)	$(10,500)	$(25,445)	$(11,200)

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(23,134)	$(11,100)	$(23,664)	$(9,300)
Charge-offs	4,181	—	8,513	—
Recoveries	—	—	—	—
Provision for credit losses	(2,223)	600	(10,294)	(1,900)
Ending allowance balance	$(21,176)	$(10,500)	$(25,445)	$(11,200)
The specific allowance is a total of credit loss allowances on loans which are individually evaluated for impairment. The general allowance is the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Individually evaluated for impairment	$46,707	$53,110
Collectively evaluated for impairment	2,569,472	2,605,773
Total loans evaluated for impairment	$2,616,179	$2,658,883
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
During the second quarter of 2013, no mortgage loans were satisfied by taking ownership of any real estate serving as collateral and during the six months ended June 30, 2013, one mortgage loan was satisfied by taking ownership of the real estate serving as collateral compared to four and six mortgage loans for the same periods in 2012. The following table summarizes the activity in the real estate owned which was obtained in satisfaction of mortgage loans on real estate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Real estate owned at beginning of period	$28,764	$35,824	$33,172	$36,821
Real estate acquired in satisfaction of mortgage loans	—	8,683	844	11,985
Additions	480	117	480	117
Sales	(2,333)	(4,283)	(7,413)	(7,366)
Impairments	(145)	(1,669)	(145)	(2,643)
Depreciation	(157)	(282)	(329)	(524)
Real estate owned at end of period	$26,609	$38,390	$26,609	$38,390

We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Credit Exposure--By Payment Activity
Performing	$2,572,527	$2,597,440
In workout	28,326	26,723
Collateral dependent	15,326	34,720
	$2,616,179	$2,658,883
Mortgage loans are considered delinquent when they become 60 days past due. When loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. Outstanding principal of loans in a non-accrual status at June 30, 2013 and December 31, 2012 totaled $15.3 million and $34.7 million, respectively.
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
Aging of financing receivables is summarized in the following table, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
June 30, 2013	$—	$—	$—	$—	$2,600,853	$15,326	$2,616,179
December 31, 2012	$—	$—	$—	$—	$2,624,163	$34,720	$2,658,883
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

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
June 30, 2013
Mortgage loans with an allowance	$25,531	$46,707	$(21,176)	$27,923	$885
Mortgage loans with no related allowance	18,699	18,699	—	18,760	531
	$44,230	$65,406	$(21,176)	$46,683	$1,416
December 31, 2012
Mortgage loans with an allowance	$29,976	$53,110	$(23,134)	$37,480	$1,946
Mortgage loans with no related allowance	27,765	27,765	—	27,696	1,664
	$57,741	$80,875	$(23,134)	$65,176	$3,610
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
A Troubled Debt Restructuring ("TDR") is a situation where we have granted a concession to a borrower for economic or legal reasons related to the borrower's financial difficulties that we would not otherwise consider. A mortgage loan that has been granted new terms, including workout terms as described previously, would be considered a TDR if it meets conditions that would indicate a borrower is experiencing financial difficulty and the new terms constitute a concession on our part. We analyze all loans where we have agreed to workout terms and all loans that we have refinanced to determine if they meet the definition of a TDR. We consider the following factors in determining whether or not a borrower is experiencing financial difficulty:

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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. A summary of mortgage loans on commercial real estate with outstanding principal at June 30, 2013 and December 31, 2012 that we determined to be TDRs are as follows:

Geographic Region	Number of TDRs	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount
		(Dollars in thousands)
June 30, 2013
East	1	$3,712	$(949)	$2,763
Mountain	8	23,019	(1,172)	21,847
South Atlantic	7	17,249	(5,898)	11,351
East North Central	2	3,697	(1,029)	2,668
West North Central	1	1,938	—	1,938
West South Central	1	1,458	(255)	1,203
	20	$51,073	$(9,303)	$41,770
December 31, 2012
East	1	$4,208	$(1,425)	$2,783
Mountain	10	28,786	(1,702)	27,084
South Atlantic	9	23,358	(5,047)	18,311
East North Central	1	2,232	(467)	1,765
West North Central	3	9,466	(2,328)	7,138
	24	$68,050	$(10,969)	$57,081

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

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$629,135	$415,258
Other assets
2015 notes hedges	71,400	43,105
Interest rate caps	5,565	3,247
Interest rate swap	274	—
	$706,374	$461,610
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$3,747,052	$3,337,556
Other liabilities
2015 notes embedded derivatives	71,400	43,105
Interest rate swap	—	4,261
	$3,818,452	$3,384,922
The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$58,200	$(122,241)	$402,854	$119,279
2015 notes hedges	197	(24,163)	28,295	(7,412)
Interest rate swap	3,802	(4,038)	4,535	(3,148)
Interest rate caps	1,841	(405)	2,318	(405)
	$64,040	$(150,847)	$438,002	$108,314
Change in fair value of embedded derivatives:
2015 notes embedded derivatives	$197	$(24,163)	$28,295	$(7,412)
Fixed index annuities	(408,606)	(56,826)	(73,432)	285,489
	$(408,409)	$(80,989)	$(45,137)	$278,077
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
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			June 30, 2013		December 31, 2012
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A	A3	$1,075,595	$39,162	$568,786	$16,533
Barclays	A	A2	3,617,125	131,476	3,463,777	103,929
BNP Paribas	A+	A2	1,895,967	68,448	2,207,097	60,301
Citibank, N.A.	A	A3	1,501,845	64,812	2,878,588	67,592
Credit Suisse	A	A1	2,922,641	78,855	936,625	21,518
Deutsche Bank	A	A2	874,245	42,587	886,688	20,787
HSBC	AA-	A1	301,678	14,010	295,520	6,539
J.P. Morgan	A+	Aa3	643,078	20,635	735,016	21,940
Morgan Stanley	A-	Baa1	1,961,040	70,329	1,590,505	40,113
Wells Fargo	AA-	Aa3	2,374,518	98,821	2,060,903	56,006
			$17,167,732	$629,135	$15,623,505	$415,258
As of June 30, 2013 and December 31, 2012, we held $572.2 million and $328.7 million, respectively, of cash and cash equivalents and other securities from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $78.4 million and $93.7 million at June 30, 2013 and December 31, 2012, respectively.
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
Details regarding the interest rate swap are as follows:

	Notional		Pay		June 30, 2013	December 31, 2012
Maturity Date	Amount	Receive Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	*LIBOR	2.415%	SunTrust	$274	$(4,261)
___________________________________
* - three month London Interbank Offered Rate
Details regarding the interest rate caps are as follows:

	Notional		Cap		June 30, 2013	December 31, 2012
Maturity Date	Amount	Floating Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	*LIBOR	2.50%	SunTrust	$2,804	$1,634
July 8, 2021	12,000	*LIBOR	2.50%	SunTrust	841	490
July 29, 2021	27,000	*LIBOR	2.50%	SunTrust	1,920	1,123
	$79,000				$5,565	$3,247
___________________________________
* - three month London Interbank Offered Rate

The interest rate swap has a forward starting date beginning in March 2014 and converts floating rates to fixed rates for seven years. The interest rate caps have a forward starting date beginning in July 2014 and cap our interest rates for seven years. As of June 30, 2013, we held $6.4 million of cash and cash equivalents from the counterparty for derivative collateral related to the swap and caps, which is included in other liabilities on our consolidated balance sheets.
6. Notes Payable
The convertible senior notes included in notes payable are accounted for separately as a liability component and an equity component in the consolidated balance sheets. The liability component and equity component are as follows:

	June 30, 2013		December 31, 2012
	September 2015 Notes	December 2029 Notes	September 2015 Notes	December 2029 Notes	December 2024 Notes
	(Dollars in thousands)
Notes payable:
Principal amount of liability component	$200,000	$115,839	$200,000	$115,839	$28,243
Unamortized discount	(18,285)	(9,428)	(21,944)	(12,269)	—
Net carrying amount of liability component	$181,715	$106,411	$178,056	$103,570	$28,243
Additional paid-in capital:
Carrying amount of equity component		$15,586		$15,586	$22,637
Amount by which the if-converted value exceeds principal	$54,179	$77,831	$—	$30,382	$—
The discount is being amortized over the expected lives of the notes, which is December 15, 2014 for the 2029 notes and September 15, 2015 for the 2015 notes. The effective interest rates during the discount amortization periods are 8.9% and 11.9% on the 2015 notes and the 2029 notes, respectively. The interest cost recognized in operations for the convertible notes, inclusive of the coupon and amortization of the discount and debt issue costs, was $6.8 million and $14.0 million for the three and six months ended June 30, 2013, respectively, and $7.1 million and $14.1 million for the same periods in 2012.
We are required to include the dilutive effect of the 2029 notes in our diluted earnings per share calculation. Because these notes include a mandatory cash settlement feature for the principal amount, incremental dilutive shares will only exist when the fair value of our common stock at the end of the reporting period exceeds the conversion price per share of $9.57. At June 30, 2013 and 2012, the conversion premium of the 2029 notes was dilutive and the effect has been included in diluted earnings per share for the three and six months ended June 30, 2013 and 2012. The 2015 notes and the 2015 notes hedges are excluded from the dilutive effect in our diluted earnings per share calculation as they are currently to be settled only in cash. The 2015 warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the strike price of the 2015 warrants.
On March 25, 2013, notice of mandatory redemption was issued for our 2024 notes. $25.8 million principal amount of the convertible notes exercised their conversion rights prior to the April 30, 2013 mandatory redemption date. The holders of these notes received the principal amount of their notes in cash and the conversion premium in shares of our common stock, for which 216,729 shares were issued. The balance of the convertible notes ($2.5 million principal amount) was redeemed for cash.
In 2011, we entered into a three year $160 million revolving line of credit agreement with seven banks. The interest rate is floating at a rate based on our election that will be equal to the alternate base rate (as defined in the credit agreement) plus the applicable margin or the adjusted LIBOR rate (as defined in the credit agreement) plus the applicable margin. We also pay a commitment fee on the available unused portion of the credit facility. The applicable margin and commitment fee rate are based on our credit rating and can change throughout the period of the credit facility. Based upon our current credit rating, the applicable margin is 2.00% for alternate base rate borrowings and 3.00% for adjusted LIBOR rate borrowings and the commitment fee is 0.50%. Under this agreement, we are required to maintain a minimum risk-based capital ratio at American Equity Life, a maximum ratio of debt to total capital, a minimum cash coverage ratio, and a minimum level of statutory surplus at American Equity Life. At June 30, 2013, $15.0 million was outstanding. No amount was outstanding at December 31, 2012.
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). The maximum amount borrowed during the six months ended June 30, 2013 was $160.4 million. We had no borrowings under repurchase agreements during the six months ended June 30, 2012. When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $10.0 million and $5.0 million for the three and six months ended June 30, 2013, respectively. The weighted average interest rate on amounts due under repurchase agreements was 0.32% for both the three and six months ended June 30, 2013.

7. Commitments and Contingencies
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
In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in a purported class action, McCormack, et al. v. American Equity Investment Life Insurance Company, et al., in the United States District Court for the Central District of California, Western Division and Anagnostis v. American Equity, et al., coordinated in the Central District, entitled, In Re: American Equity Annuity Practices and Sales Litigation (complaint filed September 7, 2005) (the "Los Angeles Case"), involving allegations of improper sales practices and similar claims as described below.
The Los Angeles Case is a consolidated action involving several lawsuits filed by individuals, and the individuals are seeking class action status for a national class of purchasers of annuities issued by us; however, no class has yet been certified. The named plaintiffs in this consolidated case are Bernard McCormack, Gust Anagnostis by and through Gary S. Anagnostis and Robert C. Anagnostis, Regina Bush by and through Sharon Schipiour, Lenice Mathews by and through Mary Ann Maclean and George Miller. The allegations generally attack the suitability of sales of deferred annuity products to persons over the age of 65. The plaintiffs seek rescission and injunctive relief including restitution and disgorgement of profits on behalf of all class members under California Business & Professions Code section 17200 et seq. and Racketeer Influenced and Corrupt Organizations Act; compensatory damages for breach of fiduciary duty and aiding and abetting of breach of fiduciary duty; unjust enrichment and constructive trust; and other pecuniary damages under California Civil Code section 1750 and California Welfare & Institutions Codes section 15600 et seq. On July 30, 2013, the parties entered into a settlement agreement and stipulated to certification of the case as a class action for settlement purposes only. Based upon the terms of the settlement agreement, the $17.5 million litigation liability referred to above represents our best estimate of probable loss with respect to this litigation; however, the settlement is contingent upon court approval which has not yet been granted. Additionally, other factors could potentially result in a change in this estimate as further developments take place. In particular, part of the settlement involves a claims process for individual class members, and it is difficult to predict the amount of the liabilities that will ultimately result from that process. In light of the inherent uncertainties involved in the pending purported class action lawsuit, there can be no assurance that such litigation, or any other pending or future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.
In addition to our commitments to fund mortgage loans, we have unfunded commitments at June 30, 2013 to private equity limited partnerships of $31.5 million and to secured bank loans of $29.3 million.

8. Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Numerator:
Net income - numerator for earnings per common share	$120,113	$18,759	$146,144	$29,230
Interest on convertible subordinated debentures (net of income tax benefit)	—	257	—	515
Numerator for earnings per common share - assuming dilution	$120,113	$19,016	$146,144	$29,745

Denominator:
Weighted average common shares outstanding (1)	64,254,387	59,943,337	63,786,577	59,821,937
Effect of dilutive securities:
Convertible subordinated debentures	—	2,637,176	—	2,678,508
Convertible senior notes	5,009,622	1,158,686	5,082,208	1,158,686
Stock options and deferred compensation agreements	1,118,056	514,429	1,013,455	570,525
Denominator for earnings per common share - assuming dilution	70,382,065	64,253,628	69,882,240	64,229,656

Earnings per common share	$1.87	$0.31	$2.29	$0.49
Earnings per common share - assuming dilution	$1.71	$0.30	$2.09	$0.46
_____________________________

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.
Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
		Minimum	Maximum
Three months ended June 30, 2013	—	$—	$—
Six months ended June 30, 2013	—	$—	$—
Three months ended June 30, 2012	1,502,900	$11.88	$14.34
Six months ended June 30, 2012	1,502,900	$11.88	$14.34
9. Subsequent Event
On July 16, 2013, we issued $400 million aggregate principal amount of senior unsecured notes due 2021 which will bear interest at 6.625% per year and will mature on July 15, 2021. We intend to use the net proceeds (i) to pay the cash consideration required to purchase our 5.25% Contingent Convertible Senior Notes due 2029 (the “2029 Notes”) tendered in connection with an offer to exchange  any and all of our outstanding 2029 Notes for cash and newly issued shares of common stock if we commence such an offer, depending on market conditions and other factors, including the payment of any applicable accrued and unpaid interest on our 2029 Notes, (ii) to pay the cash consideration required to purchase our 3.5% Convertible Senior Notes due 2015 (the “2015 Notes”) tendered in connection with an offer to exchange any and all of our outstanding 2015 Notes for cash and newly issued shares of common stock if we commence such an offer, depending on market conditions and other factors, including the payment of any applicable accrued and unpaid interest on our 2015 Notes, (iii) to repay all amounts outstanding under our existing revolving credit facility (we repaid all amounts outstanding on July 17, 2013) and (iv) to pay related fees and expenses.   Any proceeds we are unable to use in the manner described above, due to market conditions or otherwise, or any excess proceeds after those uses  may be used to tender for, redeem or repurchase any of the 2029 Notes or 2015 Notes that remain outstanding and/or for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at June 30, 2013, and the unaudited consolidated results of operations for the three and six month periods ended June 30, 2013 and 2012, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2012.
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

Annuity deposits by product type collected during the three and six months ended June 30, 2013 and 2012, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2013	2012	2013	2012
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$764,437	$533,633	$1,369,078	$1,021,760
Fixed strategy	285,416	281,206	528,545	570,560
	1,049,853	814,839	1,897,623	1,592,320
Fixed rate annuities:
Single-year rate guaranteed	20,404	21,141	40,314	55,628
Multi-year rate guaranteed	48,291	39,232	95,547	160,897
Single premium immediate annuities	16,824	42,137	31,804	87,949
	85,519	102,510	167,665	304,474
Total before coinsurance ceded	1,135,372	917,349	2,065,288	1,896,794
Coinsurance ceded	44,572	32,668	87,179	131,447
Net after coinsurance ceded	$1,090,800	$884,681	$1,978,109	$1,765,347
Annuity deposits before coinsurance ceded increased 24% during the second quarter of 2013 and 9% during the six months ended June 30, 2013 compared to the same periods in 2012. We attribute the continuing significant sales of our products to factors including the highly competitive rates of our products, our continued strong relationships with our national marketing organizations and field force of licensed, independent insurance agents, the increased attractiveness of safe money products in volatile markets, lower interest rates on competing products such as bank certificates of deposit and product enhancements including a new generation of guaranteed income withdrawal benefit riders. The extent to which this trend will be sustained in future periods is uncertain.
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Average yield on invested assets	4.94%	5.34%	4.98%	5.47%
Aggregate cost of money	2.24%	2.64%	2.28%	2.66%
Aggregate investment spread	2.70%	2.70%	2.70%	2.81%

Impact of:
Investment yield - additional prepayment income	0.05%	0.03%	0.06%	0.05%
Cost of money benefit of over (under) hedging	0.06%	(0.01)%	0.04%	—%
Our investment spread for the three and six months ended June 30, 2013 and 2012 has been impacted by shortfalls in investment income from excess liquidity resulting from a lag in the reinvestment of proceeds of government agency bonds called for redemption. The callable government agency securities have been a cornerstone of our investment portfolio since our formation. Through the years they have provided very acceptable yields that met our spread requirements without any risk-based capital charges. We have been through several cycles of calls on these securities and each time we have reinvested a portion of the call redemption proceeds into new callable government agency securities. This kept cash balances low but perpetuated the call risk. However, in the current interest rate environment, we have been reluctant to reinvest the call redemption proceeds in government agency securities and only purchased $948.9 million in 2012 compared to $4.3 billion in calls. Consequently, we have been managing excess cash and other short-term investments throughout 2012 and into the second quarter of 2013. We ended the second quarter of 2013 with $815.9 million in excess cash and other short-term investments compared to $1.3 billion at the end of the first quarter of 2013 and $2.2 billion at the end of 2012. We expect to be in a fully invested position by the end of the third quarter of 2013. See Results of Operations - Net investment income for additional information regarding our excess liquidity.
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

As reported in previous filings, in response to the continuing low interest rate environment, we have been reducing policyholder crediting rates for new annuities and existing annuities since the fourth quarter of 2011. Spread results for the 2013 and 2012 periods reflect the benefit from these reductions; however, the reductions in cost of money were offset by lower yields available on investments including those purchased with reinvestment of proceeds from bonds called for redemption. We expect to continue to manage policyholder crediting rates with the objective of restoring our investment spread to our 3.00% target. We have approximately 0.60% of room to reduce rates before we would reach minimum guaranteed rates on our entire book of business.
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
Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

Net income, in general, has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 14% to $29.0 billion during second quarter of 2013 and increased 13% to $28.5 billion for the six months ended June 30, 2013 compared to $25.5 billion and $25.2 billion for the same periods in 2012. Our investment spread measured in dollars was $168.0 million during the second quarter of 2013 and $329.1 million for the six months ended June 30, 2013 compared to $146.6 million and $301.5 million during the same periods in 2012. As previously mentioned, our investment spread has been negatively impacted by both the extended low interest rate environment and our excess liquidity due to calls of our United States government agency securities (see Net investment income). In addition, net income for the three and six months ended June 30, 2013 has been positively impacted by decreases in the change in fair value of embedded derivatives due to an increase in the discount rate used to estimate our liability for policy growth (see Change in fair value of embedded derivatives).

Operating income (a non-GAAP financial measure) increased 11% to $30.3 million in the second quarter of 2013 and increased 12% to $63.7 million compared to $27.4 million and $57.1 million for the same periods in 2012.
In addition to net income, we have consistently utilized operating income, a non-GAAP financial measure commonly used in the life insurance industry, as an economic measure to evaluate our financial performance. Operating income equals net income adjusted to eliminate the impact of net realized gains (losses) on investments including net other than temporary impairment ("OTTI") losses recognized in operations, fair value changes in derivatives and embedded derivatives, losses on extinguishment of debt and changes in litigation reserves. Because these items fluctuate from year to year in a manner unrelated to core operations, we believe measures excluding their impact are useful in analyzing operating trends. We believe the combined presentation and evaluation of operating income together with net income provides information that may enhance an investor's understanding of our underlying results and profitability.
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
The adjustments made to net income to arrive at operating income for the three and six months ended June 30, 2013 and 2012 are set forth in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Reconciliation of net income to operating income:
Net income	$120,113	$18,759	$146,144	$29,230
Net realized (gains) losses and net OTTI losses on investments, net of offsets	(3,574)	861	(6,378)	4,408
Net effect of derivatives and embedded derivatives, net of offsets	(84,653)	7,736	(74,416)	23,478
Extinguishment of debt, net of income taxes	345	—	345	—
Litigation reserve, net of offsets	(1,969)	—	(1,969)	—
Operating income	$30,262	$27,356	$63,726	$57,116

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
Amounts attributable to the fair value accounting for fixed index annuity derivatives and embedded derivatives fluctuate from year to year based upon changes in the fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in the interest rates used to discount the embedded derivative liability. The amounts disclosed in the reconciliation above are net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and income taxes. The significant changes in the impact from the item disclosed in the reconciliation above relate primarily to a change in the discount rate used to estimate our embedded derivative liabilities which increased during the three and six months ended June 30, 2013 as a result of an increase in the general level of interest rates during the second quarter of 2013.

Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 7% to $23.5 million in the second quarter of 2013 and increased 9% to $45.0 million for the six months ended June 30, 2013 compared to $21.9 million and $41.3 million for the same periods in 2012. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Surrender charges	$11,292	$12,135	$22,794	$23,797
Lifetime income benefit riders (LIBR) fees	12,219	9,773	22,198	17,504
	$23,511	$21,908	$44,992	$41,301

Withdrawals from annuity policies subject to surrender charges	$81,305	$88,012	$159,310	$177,790
Average surrender charge collected on withdrawals subject to surrender charges	13.9%	13.8%	14.3%	13.4%

Fund values on policies subject to LIBR fees	$2,423,891	$1,999,310	$4,311,461	$3,508,994
Weighted average per policy LIBR fee	0.50%	0.49%	0.52%	0.50%
The increases in annuity product charges were primarily attributable to increases in fees assessed for lifetime income benefit riders due to a larger volume of business in force subject to the fee. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders. Decreases in surrender charges were primarily attributable to reductions in withdrawals subject to a surrender charge. The lower amount of withdrawals was influenced by the continuing low interest rate environment.

Net investment income increased 5% to $336.1 million in the second quarter of 2013 and 3% to $665.8 million for the six months ended June 30, 2013 compared to $320.3 million and $647.2 million for the same periods in 2012. This increase was principally attributable to the growth in our annuity business and a corresponding increase in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 14% to $27.3 billion for the second quarter of 2013 and 13% to $26.8 billion for the six months ended June 30, 2013 compared to $24.0 billion and $23.7 billion for the same periods in 2012. The average yield earned on average invested assets was 4.94% for the second quarter of 2013 and 4.98% for the six months ended June 30, 2013 compared to 5.34% and 5.47% for the same periods in 2012.
The decrease in yield earned on average invested assets was attributable to lower yields on investments purchased in 2012 and the six months ended June 30, 2013. In addition, net investment income and average yield were negatively impacted by a lag in reinvestment of proceeds from bonds called for redemption during the periods into new assets causing excess liquidity held in low yielding cash and other short-term investments. The average balance held in cash and short-term investments was $1.7 billion and $1.8 billion for the three and six months ended June 30, 2013 compared to $1.4 billion and $1.1 billion for the same periods in 2012, respectively. We ended the second quarter of 2013 with $815.9 million in excess cash and other short-term investments. The average yield on our cash and short-term investments for the three and six months ended June 30, 2013 was 0.47% and 0.40% compared to 0.14% and 0.13% for the same periods in 2012, respectively. Additionally, net investment income and average yield was positively impacted by prepayment and fee income received resulting in additional net investment income of $3.1 million and $8.0 million for the three and six months ended June 30, 2013 compared to $1.8 million and $5.6 million for the same periods in 2012, respectively.

Change in fair value of derivatives (principally call options purchased to fund annual index credits on fixed index annuities) is affected by the performance of the indices upon which our options are based and the aggregate cost of options purchased. The components of change in fair value of derivatives are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$150,874	$(49,147)	$209,700	$(75,300)
Change in unrealized gain/loss	(92,674)	(73,094)	193,154	194,579
2015 notes hedges	197	(24,163)	28,295	(7,412)
Interest rate swaps	3,802	(4,038)	4,535	(3,148)
Interest rate caps	1,841	(405)	2,318	(405)
	$64,040	$(150,847)	$438,002	$108,314
The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
S&P 500 Index
Point-to-point strategy	1.5% - 11.5%	0.0% - 6.8%	1.5% - 11.5%	0.0% - 7.0%
Monthly average strategy	0.0% - 11.7%	0.0% - 18.1%	0.0% - 11.7%	0.0% - 18.1%
Monthly point-to-point strategy	0.0% - 19.0%	0.0% - 0.2%	0.0% - 19.0%	0.0% -3.3%
Fixed income (bond index) strategies	0.0% - 8.0%	4.0% - 10.0%	0.0% - 8.0%	4.0% - 10.0%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$7,628	$4,030	$20,643	$5,048
Gross realized losses	(823)	(59)	(3,010)	(355)
	6,805	3,971	17,633	4,693
Equity securities:
Gross realized gains	9,571	—	9,571	562
Other investments:
Gain on sale of real estate	715	1,450	1,304	2,895
Loss on sale of real estate	—	—	(466)	—
Impairment losses on real estate	(145)	(1,669)	(145)	(2,643)
	570	(219)	693	252
Mortgage loans on real estate:
Increase in allowance for credit losses	(1,257)	(4,363)	(1,623)	(12,194)
	$15,689	$(611)	$26,274	$(6,687)
See Financial Condition - Investments for additional discussion of allowance for credit losses on mortgage loans on real estate.

Net OTTI losses recognized in operations increased to $2.8 million in the second quarter of 2013 and $6.0 million for the six months ended June 30, 2013 compared to $1.0 million and $3.9 million for the same periods in 2012. See Financial Condition - Investments and note 3 to our consolidated financial statements for additional discussion of write downs of securities for other than temporary impairments.

Interest sensitive and index product benefits increased to $336.0 million in the second quarter of 2013 and to $561.8 million for the six months ended June 30, 2013 compared to $142.7 million and $281.9 million for the same periods in 2012. The components of interest credited to account balances are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Index credits on index policies	$241,801	$50,682	$377,142	$101,340
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	81,600	81,949	161,218	162,461
Living income benefit rider	12,624	10,102	23,474	18,055
	$336,025	$142,733	$561,834	$281,856
The amount of index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $244.8 million and $380.0 million for the three and six months ended June 30, 2013, compared to $50.0 million and $100.9 million for the same periods in 2012. The decrease in interest credited was due to a decrease in the average rate credited to the annuity liabilities outstanding receiving a fixed rate of interest. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 14% to $29.0 billion during second quarter of 2013 and increased 13% to $28.5 billion for the six months ended June 30, 2013 compared to $25.5 billion and $25.2 billion for the same periods in 2012. The increases in benefits recognized for living income benefit rider were due to increases in the number of policies with lifetime income benefit riders and correlates to the increase in fees discussed in Annuity product charges.

Amortization of deferred sales inducements increased 365% to $120.5 million in the second quarter of 2013 and 250% to $149.4 million for the six months ended June 30, 2013 compared to $25.9 million and $42.7 million for the same periods in 2012. In general, amortization of deferred sales inducements has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 97% of our net annuity deposits during the three and six months ended June 30, 2013 compared to 97% during the same periods in 2012. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options) because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceeds ten years. Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$37,953	$33,141	$74,231	$66,609
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	79,558	(7,217)	70,787	(22,637)
Net realized gains (losses) on investments and net OTTI losses recognized in operations	3,025	16	4,349	(1,322)
Amortization of deferred sales inducements after gross profit adjustments	$120,536	$25,940	$149,367	$42,650

Change in fair value of embedded derivatives primarily relates to fixed index annuity embedded derivatives and resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund these index credits discussed above in change in fair value of derivatives; (ii) changes in discount rates used in estimating our liability for policy growth; and (iii) the growth in the host component of the policy liability. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2012. The primary reasons for the decrease in the change in fair value of the fixed index annuity embedded derivatives during the three and six months ended June 30, 2013 was an increase in the discount rate used in estimating our liability for policy growth and decreases in the expected index credits that resulted from decreases in the fair value of the call options acquired to fund these index credits. The discount rates used in estimating our liability for policy growth increased as a result of the increase in the general level of interest rates during the second quarter of 2013. The changes for the three and six months ended June 30, 2013 also include increases of $0.2 million and $28.3 million, respectively, compared to decreases of $24.2 million and $7.4 million for the same periods in 2012, respectively, in the fair value of the 2015 notes embedded conversion derivative. As discussed previously, these amounts were offset by comparable increases in the fair value of the 2015 notes hedges.

Interest expense on subordinated debentures decreased 15% to $3.0 million in the second quarter of 2013 and 16% to $6.0 million for the six months ended June 30, 2013 compared to $3.6 million and $7.1 million for the same periods in 2012. The decrease is primarily attributable to the redemption of $22 million principal amount of our 8% Convertible Junior Subordinated Debentures in July 2012. $169.6 million principal amount of the subordinated debentures has floating rates of interest based upon the three month London Interbank Offered Rate plus an applicable margin. See Financial Condition - Liabilities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2012.

Amortization of deferred policy acquisition costs increased 277% to $169.3 million in the second quarter of 2013 and 172% to $215.5 million for the six months ended June 30, 2013 compared to $44.8 million and $79.1 million for the same periods in 2012. In general, amortization of deferred policy acquisition costs has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The anticipated increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized losses on investments and net OTTI losses recognized in operations. As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts.
Amortization of deferred policy acquisition costs is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$57,701	$54,457	$113,631	$110,096
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	107,174	(9,342)	95,705	(28,585)
Net realized gains (losses) on investments and net OTTI losses recognized in operations	4,395	(267)	6,164	(2,379)
Amortization of deferred policy acquisition costs after gross profit adjustments	$169,270	$44,848	$215,500	$79,132

Other operating costs and expenses increased 31% to $24.9 million in the second quarter of 2013 and 9% to $44.4 million for the six months ended June 30, 2013 compared to $18.9 million and $40.6 million for the same periods in 2012. The increase for both the three and six month periods ended June 30, 2013 was primarily due to $8.5 million of guaranty fund assessments related to the insolvency of Executive Life Insurance Company of New York which was offset by a $3.2 million decrease in a litigation reserve associated with a previous lawsuit settlement that represents undistributed settlement awards due to contractholders and beneficiaries that could not be located or did not come forward to claim such awards during the agreed upon time period, which expired during the second quarter of 2013.

Income tax expense increased to $64.6 million in the second quarter of 2013 and to $78.1 million for the six months ended June 30, 2013 compared to $9.9 million and $15.6 million for the same periods in 2012. The change in income tax expense was primarily due to changes in income before income taxes. Income tax expense and the resulting effective tax rate are based upon two components of income before income taxes ("pretax income") that are taxed at different tax rates. Life insurance income is generally taxed at an effective rate of approximately 35.6% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income for the parent company and other non-life insurance subsidiaries is generally taxed at an effective tax rate of 41.5% reflecting the combined federal / state income tax rates. The effective tax rates resulting from the combination of the income tax provisions for the life / non-life sources of income (loss) vary from period to period based primarily on the relative size of pretax income (loss) from the two sources. The effective tax rate for the three and six months ended June 30, 2013 was 35.0% and 34.8%, respectively, and 34.5% and 34.7% for the same periods in 2012, respectively.
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
The composition of our investment portfolio is summarized as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$4,938	—%	$5,154	—%
United States Government sponsored agencies	1,199,847	4.1%	1,772,025	6.5%
United States municipalities, states and territories	3,543,158	12.2%	3,578,323	13.0%
Foreign government obligations	92,811	0.3%	105,259	0.4%
Corporate securities	16,075,497	55.3%	14,542,860	52.8%
Residential mortgage backed securities	2,488,057	8.6%	2,888,113	10.5%
Commercial mortgage backed securities	1,222,689	4.2%	357,982	1.3%
Other asset backed securities	994,815	3.5%	998,508	3.6%
Total fixed maturity securities	25,621,812	88.2%	24,248,224	88.1%
Equity securities	9,790	—%	53,422	0.2%
Mortgage loans on real estate	2,583,703	8.9%	2,623,940	9.5%
Derivative instruments	629,135	2.2%	415,258	1.5%
Other investments	208,635	0.7%	196,366	0.7%
	$29,053,075	100.0%	$27,537,210	100.0%

Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. Historically, we have had a high percentage of our fixed maturity securities in U.S. Government sponsored agency securities (for the most part Federal Home Loan Mortgage Corporation and Federal National Mortgage Association). While U.S. Government sponsored agency securities are of high credit quality, the call features have resulted in our excess cash position. These calls resulted from the low interest rate and tight agency spread environment. Since 2007, when we had almost 80% of our fixed maturity portfolio invested in callable agencies, we have reallocated a significant portion of our fixed maturities from the callable agency securities to other highly rated, long-term securities. The largest portion of our fixed maturity securities are now in investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities. We have also built a portfolio of residential mortgage backed securities ("RMBS") that provide our investment portfolio a source of regular cash flow and higher yielding assets than our agency securities. In addition, we have acquired a portfolio of taxable bonds issued by municipalities, states and territories of the United States that provide us with attractive yields while being consistent with our credit risk parameters. Beginning in 2012, we have increased our position in other asset backed securities as well as establishing a position in commercial mortgage backed securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	June 30, 2013		December 31, 2012
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$15,432,442	60.2%	$14,613,775	60.3%
Baa	8,676,435	33.9%	8,190,220	33.8%
Total investment grade	24,108,877	94.1%	22,803,995	94.1%
Ba	471,089	1.8%	365,102	1.5%
B	107,823	0.4%	79,789	0.3%
Caa and lower	760,254	3.0%	862,650	3.5%
In or near default	173,769	0.7%	136,688	0.6%
Total below investment grade	1,512,935	5.9%	1,444,229	5.9%
	$25,621,812	100.0%	$24,248,224	100.0%
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

A summary of our fixed maturity securities by NAIC designation is as follows:

	June 30, 2013				December 31, 2012
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$15,440,564	$16,049,276	$16,049,276	62.7%	$13,737,381	$15,250,560	$15,250,560	62.9%
2	8,878,184	9,028,631	9,028,631	35.2%	7,838,186	8,533,121	8,533,121	35.2%
3	475,652	457,918	472,838	1.8%	398,294	387,222	401,789	1.7%
4	68,807	69,502	69,502	0.3%	53,879	56,151	56,151	0.2%
5	—	—	—	—%	—	—	—	—%
6	2,050	1,565	1,565	—%	5,375	6,603	6,603	—%
	$24,865,257	$25,606,892	$25,621,812	100.0%	$22,033,115	$24,233,657	$24,248,224	100.0%

A summary of our RMBS by collateral type and split by NAIC designation, as well as a separate summary of securities for which we have recognized OTTI and those which we have not recognized any OTTI is as follows as of June 30, 2013:

Collateral Type	Principal Amount	Amortized Cost	Fair Value
	(Dollars in thousands)
OTTI has not been recognized
Government agency	$943,971	$887,172	$932,517
Prime	683,014	648,610	693,299
Alt-A	36,427	36,872	37,816
	$1,663,412	$1,572,654	$1,663,632
OTTI has been recognized
Prime	$531,924	$460,258	$489,691
Alt-A	385,961	304,487	334,734
	$917,885	$764,745	$824,425
Total by collateral type
Government agency	$943,971	$887,172	$932,517
Prime	1,214,938	1,108,868	1,182,990
Alt-A	422,388	341,359	372,550
	$2,581,297	$2,337,399	$2,488,057
Total by NAIC designation
1	$2,185,965	$1,984,119	$2,116,730
2	305,145	274,662	287,908
3	57,961	50,979	54,389
4	29,110	25,589	27,489
6	3,116	2,050	1,541
	$2,581,297	$2,337,399	$2,488,057
The amortized cost and fair value of fixed maturity securities at June 30, 2013, by contractual maturity, are presented in Note 3 to our consolidated financial statements in this form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
		(Dollars in thousands)
June 30, 2013
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$1,020	$(36)	$984
United States Government sponsored agencies	13	1,172,954	(46,847)	1,126,107
United States municipalities, states and territories	102	432,449	(24,701)	407,748
Foreign government obligations	3	29,794	(2,525)	27,269
Corporate securities:
Finance, insurance and real estate	95	1,454,810	(74,929)	1,379,881
Manufacturing, construction and mining	196	2,780,779	(137,067)	2,643,712
Utilities and related sectors	124	1,432,643	(68,087)	1,364,556
Wholesale/retail trade	30	318,925	(17,027)	301,898
Services, media and other	61	786,715	(39,559)	747,156
Residential mortgage backed securities	48	367,794	(16,393)	351,401
Commercial mortgage backed securities	98	1,147,811	(83,053)	1,064,758
Other asset backed securities	30	469,181	(20,163)	449,018
	802	$10,394,875	$(530,387)	$9,864,488
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,170	$(14,920)	$61,250

December 31, 2012
Fixed maturity securities, available for sale:
United States Government sponsored agencies	6	$977,196	$(3,468)	$973,728
United States municipalities, states and territories	8	24,518	(125)	24,393
Corporate securities:
Finance, insurance and real estate	19	276,235	(12,564)	263,671
Manufacturing, construction and mining	34	453,679	(5,584)	448,095
Utilities and related sectors	20	269,667	(9,399)	260,268
Wholesale/retail trade	11	113,032	(992)	112,040
Services, media and other	19	267,506	(3,085)	264,421
Residential mortgage backed securities	56	508,576	(27,728)	480,848
Commercial mortgage backed securities	12	163,565	(1,983)	161,582
Other asset backed securities	11	174,342	(2,973)	171,369
	196	$3,228,316	$(67,901)	$3,160,415
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,088	$(14,567)	$61,521

Equity securities, available for sale:
Finance, insurance and real estate	1	$10,125	$(1,403)	$8,722
Unrealized losses increased $461.4 million from $83.9 million at December 31, 2012 to $545.3 million at June 30, 2013. Unrealized losses primarily increased due to a rise in ten-year treasury yields during the six months ended June 30, 2013.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
June 30, 2013
1	$5,623,683	56.6%	$(304,980)	55.9%
2	4,024,112	40.5%	(212,677)	39.0%
3	259,939	2.6%	(25,217)	4.6%
4	31,383	0.3%	(1,924)	0.4%
5	—	—%	—	—%
6	1,541	—%	(509)	0.1%
	$9,940,658	100.0%	$(545,307)	100.0%
December 31, 2012
1	$1,992,406	61.5%	$(38,125)	46.2%
2	1,071,009	33.1%	(23,969)	29.1%
3	157,464	4.9%	(19,410)	23.5%
4	13,812	0.4%	(299)	0.4%
5	—	—%	—	—%
6	1,812	0.1%	(665)	0.8%
	$3,236,503	100.0%	$(82,468)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 803 and 198 securities, respectively) have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012, along with a description of the factors causing the unrealized losses is presented in Note 3 to our consolidated financial statements in this Form 10-Q, which is incorporated by reference in the Item 2.

The amortized cost and fair value of fixed maturity securities and equity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
June 30, 2013
Fixed maturity securities:
Investment grade:
Less than six months	699	$8,956,989	$8,498,026	$(458,963)
Six months or more and less than twelve months	39	1,054,493	1,006,258	(48,235)
Twelve months or greater	12	140,513	128,433	(12,080)
Total investment grade	750	10,151,995	9,632,717	(519,278)
Below investment grade:
Less than six months	40	157,228	153,213	(4,015)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	13	161,822	139,808	(22,014)
Total below investment grade	53	319,050	293,021	(26,029)
	803	$10,471,045	$9,925,738	$(545,307)
December 31, 2012
Fixed maturity securities:
Investment grade:
Less than six months	106	$2,464,476	$2,440,131	$(24,345)
Six months or more and less than twelve months	4	40,054	39,151	(903)
Twelve months or greater	14	165,718	155,618	(10,100)
Total investment grade	124	2,670,248	2,634,900	(35,348)
Below investment grade:
Less than six months	23	110,435	108,531	(1,904)
Six months or more and less than twelve months	9	135,915	129,086	(6,829)
Twelve months or greater	41	387,806	349,419	(38,387)
Total below investment grade	73	634,156	587,036	(47,120)
Equity securities:
Less then six months	—	—	—	—
Six months or more and less than twelve months	1	10,125	8,722	(1,403)
Twelve months or greater	—	—	—	—
Total equity securities	1	10,125	8,722	(1,403)
	198	$3,314,529	$3,230,658	$(83,871)

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade and equity securities that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
June 30, 2013
Investment grade:
Less than six months	4	$31,644	$24,249	$(7,395)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	1	20,000	14,565	(5,435)
Total investment grade	5	51,644	38,814	(12,830)
Below investment grade:
Less than six months	3	81,170	65,215	(15,955)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	2	2,050	1,541	(509)
Total below investment grade	5	83,220	66,756	(16,464)
	10	$134,864	$105,570	$(29,294)

December 31, 2012
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	1	20,000	15,379	(4,621)
Twelve months or greater	—	—	—	—
Total investment grade	1	20,000	15,379	(4,621)
Below investment grade:
Less than six months	1	1,416	1,131	(285)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	3	9,324	7,148	(2,176)
Total below investment grade	4	10,740	8,279	(2,461)
	5	$30,740	$23,658	$(7,082)

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
June 30, 2013
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	22,522	22,106	—	—
Due after five years through ten years	4,217,818	4,027,854	—	—
Due after ten years through twenty years	2,461,129	2,343,870	—	—
Due after twenty years	1,708,620	1,605,481	76,170	61,250
	8,410,089	7,999,311	76,170	61,250
Residential mortgage backed securities	367,794	351,401	—	—
Commercial mortgage backed securities	1,147,811	1,064,758	—	—
Other asset backed securities	469,181	449,018	—	—
	$10,394,875	$9,864,488	$76,170	$61,250

December 31, 2012
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	22,160	21,059	—	—
Due after five years through ten years	623,802	617,848	—	—
Due after ten years through twenty years	1,319,250	1,302,283	—	—
Due after twenty years	416,621	405,426	76,088	61,521
	2,381,833	2,346,616	76,088	61,521
Residential mortgage backed securities	508,576	480,848	—	—
Commercial mortgage backed securities	163,565	161,582	—	—
Other asset backed securities	174,342	171,369	—	—
	$3,228,316	$3,160,415	$76,088	$61,521
International Exposure
We hold fixed maturity securities with international exposure. As of June 30, 2013, 15% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. All of these securities are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2), except for thirteen securities with a total fair value of $74.7 million which are all NAIC 3 and one security (fair value of $2.3 million) which has an NAIC 4 designation. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	June 30, 2013
	Amortized Cost	Carrying Amount/Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$238,434	$243,285	0.9%
Asia/Pacific	174,344	172,967	0.7%
Non-GIIPS Europe	1,782,259	1,802,949	7.0%
Latin America	195,506	190,749	0.8%
Non-U.S. North America	722,194	736,819	2.9%
Australia & New Zealand	372,489	377,527	1.5%
Other	367,820	386,423	1.5%
	$3,853,046	$3,910,719	15.3%
(1) Greece, Ireland, Italy, Portugal and Spain continue to cause credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. All of our exposure in GIIPS are corporate securities with issuers domiciled in these countries. None of our foreign government obligations were held in any of these countries.

Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our RMBS as we monitor all of our RMBS on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At June 30, 2013, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Investment grade
Corporate fixed maturity securities:
Finance	3	$49,530	$(6,998)	$42,532	1 - 31	0 - 20
Industrial	3	28,875	(5,516)	23,359	8 - 34	0 - 1
Industrial	1	9,365	22	9,387
	7	$87,770	$(12,492)	$75,278
Below investment grade
Corporate fixed maturity securities:
Industrial	1	20,606	(2,491)	18,115	25	—
	8	$108,376	(14,983)	$93,393
A majority of the investment grade securities on the watch list have Eurozone exposure that has contributed to their depressed fair values. Our analysis of all of the securities on the watch list that we have determined are temporarily impaired and their credit performance at June 30, 2013 is as follows:
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
Industrial:  The decline in value of these securities relates to ongoing operational issues or recent corporate actions. These issues have caused the price for these securities to decline; however, the companies have strong liquidity and ample time to strengthen their credit profile. We have determined that these securities were not other than temporarily impaired due to the issuers' very strong market positions, restructuring actions that are expected to favorably impact future profitability and a history of strong reliable operating performance, improving economic conditions and rising security prices.
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

Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location, and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts net of valuation allowances. At June 30, 2013 and December 31, 2012 the largest principal amount outstanding for any single mortgage loan was $14.7 million and $15.0 million, respectively, and the average loan size was $2.5 million and $2.4 million as of June 30, 2013 and December 31, 2012. respectively. We have the contractual ability to pursue full personal recourse on 11.0% of the loans and partial personal recourse on 31.4% of the loans. In addition, the average loan to value ratio for the overall portfolio was 54.6% and 53.5% at June 30, 2013 and December 31, 2012, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a current appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 - Mortgage Loans on Real Estate in our unaudited consolidated financial statements.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At June 30, 2013, we had commitments to fund commercial mortgage loans totaling $93.8 million, with fixed interest rates ranging from 3.80% to 4.55%. During 2012 and 2013, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the six months ended June 30, 2013, we received $224.3 million in cash for loans being paid in full compared to $165.4 million for the six months ended June 30, 2012. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
See Note 4 to our unaudited consolidated financial statements for a presentation of our specific and general loan loss allowances, foreclosure activity and troubled debt restructure analysis.
We recorded impairment losses of $1.2 million on three mortgage loan with outstanding principal due totaling $5.9 million and impairment losses of $2.2 million on four mortgage loans with outstanding principal due totaling $9.5 million during the three and six months ended June 30, 2013, respectively. We recorded impairment losses of $3.5 million on five mortgage loan with outstanding principal due totaling $13.6 million and impairment losses of $10.3 million on sixteen mortgage loans with outstanding principal due totaling $45.6 million during the same periods in 2012.
In 2012, we initiated a process by which we evaluate the credit quality of each of our commercial mortgage loans. This process utilizes each loan's debt service coverage ratio as a primary metric. A summary of our portfolio by debt service coverage ratio follows:

	June 30, 2013		December 31, 2012
	Principal Outstanding	Percent of Total Principal Outstanding	Principal Outstanding	Percent of Total Principal Outstanding
	(Dollars in thousands)
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$1,596,745	61.0%	$1,517,840	57.1%
Greater than or equal to 1.2 and less than 1.5	542,745	20.8%	604,512	22.7%
Greater than or equal to 1.0 and less than 1.2	225,451	8.6%	262,165	9.9%
Less than 1.0	251,238	9.6%	274,366	10.3%
	$2,616,179	100.0%	$2,658,883	100.0%
At June 30, 2013, we have six mortgages that are in the process of being satisfied by our taking ownership of the real estate serving as collateral. These loans have an outstanding principal balance of $15.3 million and we have recorded specific loan loss allowances totaling $5.4 million, of which $0.6 million was recognized during the three and six months ended June 30, 2013. We also have eleven commercial mortgage loans at June 30, 2013 with an outstanding principal balance of $28.3 million that have been given "workout" terms which generally allow for interest only payments or the capitalization of interest for a specified period of time and we have recorded specific loan loss allowances on four of these loans (principal balance of $10.6 million) of $3.5 million. At June 30, 2013, we had no commercial mortgage loans that were delinquent (60 days or more past due at the reporting date). The total outstanding principal balance of these seventeen loans is $43.6 million, which represents less than 2% of our total mortgage loan portfolio.

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

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Mortgage loans with allowances	$46,707	$53,110
Mortgage loans with no allowance for losses	18,699	27,765
Allowance for probable loan losses	(21,176)	(23,134)
Net carrying value of impaired mortgage loans	$44,230	$57,741
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
Liquidity and Capital Resources
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $1.2 billion for the six months ended June 30, 2013 compared to $1.0 billion for the six months ended June 30, 2012, with the increase attributable to a $181.0 million increase in net annuity deposits after coinsurance and a $14.6 million (after coinsurance) decrease in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans. As discussed above under Overview, we have been through several cycles of calls of our United States Government callable agency securities that has resulted in excess cash and other short-term investments beginning in 2010.
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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2013, up to $165.6 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $783.9 million of statutory earned surplus at June 30, 2013.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of June 30, 2013, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to meet this rating objective. However, this capital may not be sufficient if significant future losses are incurred or A.M. Best modifies its rating criteria and, given the current market conditions, access to additional capital could be limited.
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
Cash and cash equivalents of the parent holding company at June 30, 2013, was $26.6 million. In addition, we have a $160 million line of credit, with $15.0 million outstanding, available through January 2014 for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.
On July 16, 2013, we issued $400 million aggregate principal amount of senior unsecured notes due 2021 which will bear interest at 6.625% per year and will mature on July 15, 2021. We intend to use the net proceeds (i) to pay the cash consideration required to purchase our 5.25% Contingent Convertible Senior Notes due 2029 (the “2029 Notes”) tendered in connection with an offer to exchange  any and all of our outstanding 2029 Notes for cash and newly issued shares of common stock if we commence such an offer, depending on market conditions and other factors, including the payment of any applicable accrued and unpaid interest on our 2029 Notes, (ii) to pay the cash consideration required to purchase our 3.5% Convertible Senior Notes due 2015 (the “2015 Notes”) tendered in connection with an offer to exchange any and all of our outstanding 2015 Notes for cash and newly issued shares of common stock if we commence such an offer, depending on market conditions and other factors, including the payment of any applicable accrued and unpaid interest on our 2015 Notes, (iii) to repay all amounts outstanding under our existing revolving credit facility (we repaid all amounts outstanding on July 17, 2013) and (iv) to pay related fees and expenses.   Any proceeds we are unable to use in the manner described above, due to market conditions or otherwise, or any excess proceeds after those uses  may be used to tender for, redeem or repurchase any of the 2029 Notes or 2015 Notes that remain outstanding and/or for general corporate purposes.
On March 25, 2013, notice of mandatory redemption was issued for our 2024 notes. $25.8 million principal amount of the convertible notes exercised their conversion rights prior to the April 30, 2013 mandatory redemption date. The holders of these notes received the principal amount of their notes in cash and the conversion premium in shares of our common stock, for which 216,729 shares were issued. The balance of the convertible notes ($2.5 million principal amount) was redeemed for cash.
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
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $169.6 million at June 30, 2013, of which $85.5 million has been swapped to a fixed rate and $79.0 million has been capped for a term of seven years beginning March or July 2014 (See Note 5 to our unaudited consolidated financial statements). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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
If interest rates were to increase 10% (35 basis points) from levels at June 30, 2013, we estimate that the fair value of our fixed maturity securities would decrease by approximately $780.9 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $227.6 million in accumulated other comprehensive income and a decrease in stockholders' equity. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2012.
At June 30, 2013, 30% of our fixed income securities have call features of which 5% ($1.3 billion) will become subject to call redemption during the next twelve months. During the six months ended June 30, 2013 and 2012, we received $1.0 billion and $2.8 billion, respectively, in redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At June 30, 2013, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.
We purchase call options on the applicable indices to fund the annual index credits on our fixed index annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for fixed index products. For the six months ended June 30, 2013 and 2012, the annual index credits to policyholders on their anniversaries were $377.1 million and $101.3 million, respectively. Proceeds received at expiration of these options related to such credits were $380.0 million and $100.9 million for the six months ended June 30, 2013 and 2012, respectively.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2013 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7 - Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosures that supplements the disclosure in Note 13 - Commitments and Contingencies to the Consolidated Financial Statements of our 2012 Annual Report on Form 10-K.

Item 1A. Risk Factors

Our 2012 Annual Report on Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the six months ended June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuer purchases of equity securities for the quarter ended June 30, 2013.

We have a Rabbi Trust, the NMO Deferred Compensation Trust, which purchases our common shares to fund the amount of shares earned by our agents under the NMO Deferred Compensation Plan. At June 30, 2013, all shares earned and vested by agents have been purchased and contributed to the Rabbi Trust.

In addition, we have a share repurchase program under which we are authorized to purchase up to 10,000,000 shares of our common stock. As of June 30, 2013, no shares of our common stock had been repurchased under this program.

Item 6. Exhibits

Number	Name	Method of Filing

4.2	First Supplemental Indenture, dated July 17, 2013, among American Equity Investment Life Holding Company, U.S. Bank National Association, and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.2 to Form 8-K filed on July 17, 2013

4.3	Second Supplemental Indenture, dated July 17, 2013, between American Equity Investment Life Holding Company and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.2 to Form 8-K filed on July 17, 2013

10.1
First Amendment, dated July 12, 2013, to the Credit Agreement dated January 28, 2011 among American Equity Investment Life Holding Company, JPMorgan Chase Bank, National Association, SunTrust Bank and Deutsche Bank Securities, Inc.
Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 17, 2013

10.2	American Equity Investment Life Holding Company Short-Term Performance Incentive Plan adopted April 15, 2013, as amended and restated.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 15, 2013

10.3	Form of Change in Control Agreement between American Equity Investment Life Holding Company and Scott A. Samuelson	Filed herewith

10.4	2013 Director Equity and Incentive Plan	Filed herewith

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

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

Date: August 7, 2013	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

	By:	/s/ John M. Matovina
John M. Matovina, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Scott A. Samuelson
Scott A. Samuelson, Vice President - Controller
(Principal Accounting Officer)