Form 10-Q
period 2013-09-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2013-11-08
CIK 1039828

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Shares of common stock outstanding at October 31, 2013: 69,052,869

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2013 - $25,783,116; 2012 - $21,957,027)	$26,262,878	$24,172,136
Held for investment, at amortized cost (fair value: 2013 - $60,843; 2012 - $61,521)	76,212	76,088
Equity securities, available for sale, at fair value (cost: 2013 - $8,917; 2012 - $44,598)	9,708	53,422
Mortgage loans on real estate	2,593,851	2,623,940
Derivative instruments	625,236	415,258
Other investments	212,870	196,366
Total investments	29,780,755	27,537,210

Cash and cash equivalents	934,931	1,268,545
Coinsurance deposits	2,970,601	2,910,701
Accrued investment income	307,554	261,833
Deferred policy acquisition costs	2,291,996	1,709,799
Deferred sales inducements	1,763,137	1,292,341
Deferred income taxes	225,894	—
Other assets	438,279	153,049
Total assets	$38,713,147	$35,133,478

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$34,652,479	$31,773,988
Other policy funds and contract claims	431,425	455,752
Notes payable	691,452	309,869
Subordinated debentures	246,003	245,869
Amounts due under repurchase agreements	148,180	—
Deferred income taxes	—	49,303
Income taxes payable	29,878	4,756
Other liabilities	1,119,062	573,704
Total liabilities	37,318,479	33,413,241

Stockholders' equity:
Preferred stock, par value $1 per share, 2,000,000 shares authorized, 2013 and 2012 - no shares issued and outstanding	—	—
Common stock, par value $1 per share, 200,000,000 shares authorized; issued and outstanding: 2013 - 64,722,600 shares (excluding 4,876,735 treasury shares); 2012 - 61,750,601 shares (excluding 5,127,379 treasury shares)	64,723	61,751
Additional paid-in capital	487,971	496,715
Unallocated common stock held by ESOP; 2013 - 186,485 shares; 2012 - 239,799 shares	(1,623)	(2,583)
Accumulated other comprehensive income	163,725	686,807
Retained earnings	679,872	477,547
Total stockholders' equity	1,394,668	1,720,237
Total liabilities and stockholders' equity	$38,713,147	$35,133,478
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Traditional life insurance premiums	$2,493	$3,300	$8,104	$9,770
Annuity product charges	26,451	23,875	71,443	65,176
Net investment income	354,147	318,594	1,019,980	965,763
Change in fair value of derivatives	193,028	161,090	631,030	269,404
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	(2,077)	(1,238)	24,197	(7,925)
OTTI losses on investments:
Total OTTI losses	—	—	(4,964)	(2,156)
Portion of OTTI losses recognized from other comprehensive income	(222)	(1,686)	(1,270)	(3,389)
Net OTTI losses recognized in operations	(222)	(1,686)	(6,234)	(5,545)
Loss on extinguishment of debt	(938)	—	(1,527)	—
Total revenues	572,882	503,935	1,746,993	1,296,643

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	1,647	1,865	5,488	6,232
Interest sensitive and index product benefits	327,976	246,105	889,810	527,961
Amortization of deferred sales inducements	34,625	7,709	183,992	50,359
Change in fair value of embedded derivatives	36,224	188,201	(8,913)	466,278
Interest expense on notes payable	12,957	7,141	26,985	21,208
Interest expense on subordinated debentures	3,034	3,235	9,061	10,384
Amortization of deferred policy acquisition costs	50,034	25,954	265,534	105,086
Other operating costs and expenses	20,658	36,170	65,029	76,785
Total benefits and expenses	487,155	516,380	1,436,986	1,264,293
Income (loss) before income taxes	85,727	(12,445)	310,007	32,350
Income tax expense (benefit)	29,546	(4,616)	107,682	10,949
Net income (loss)	$56,181	$(7,829)	$202,325	$21,401

Earnings (loss) per common share	$0.86	$(0.13)	$3.15	$0.35
Earnings (loss) per common share - assuming dilution	$0.75	$(0.13)	$2.79	$0.34
Weighted average common shares outstanding (in thousands):
Earnings (loss) per common share	65,129	62,504	64,239	60,723
Earnings (loss) per common share - assuming dilution	74,560	65,262	72,459	65,232
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$56,181	$(7,829)	$202,325	$21,401
Other comprehensive income (loss):
Change in net unrealized investment gains/losses (1)	(123,269)	202,184	(793,140)	390,575
Noncredit component of OTTI losses (1)	239	1,377	586	1,667
Reclassification of unrealized investment gains/losses to net income (loss) (1)	(903)	—	(12,189)	—
Other comprehensive income (loss) before income tax	(123,933)	203,561	(804,743)	392,242
Income tax effect related to other comprehensive income (loss)	43,378	(71,247)	281,661	(137,285)
Other comprehensive income (loss)	(80,555)	132,314	(523,082)	254,957
Comprehensive income (loss)	$(24,374)	$124,485	$(320,757)	$276,358
(1) Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2012	$61,751	$496,715	$(2,583)	$686,807	$477,547	$1,720,237
Net income for period	—	—	—	—	202,325	202,325
Other comprehensive loss	—	—	—	(523,082)	—	(523,082)
Allocation of 89,150 shares of common stock by ESOP, including excess income tax benefits	—	432	960	—	—	1,392
Share-based compensation, including excess income tax benefits	—	7,492	—	—	—	7,492
Issuance of 2,755,270 shares of common stock under compensation plans, including excess income tax benefits	2,755	23,663	—	—	—	26,418
Extinguishment of convertible senior notes, net of tax, including 216,729 shares of common stock issued upon conversion	217	1,547	—	—	—	1,764
Warrants to be settled in cash	—	(41,878)	—	—	—	(41,878)
Balance at September 30, 2013	$64,723	$487,971	$(1,623)	$163,725	$679,872	$1,394,668

Balance at December 31, 2011	$57,837	$468,281	$(3,620)	$457,229	$428,952	$1,408,679
Net income for period	—	—	—	—	21,401	21,401
Other comprehensive income	—	—	—	254,957	—	254,957
Conversion of $20,770 of subordinated debentures	2,564	17,027	—	—	—	19,591
Allocation of 63,946 shares of common stock by ESOP, including excess income tax benefits	—	32	689	—	—	721
Share-based compensation, including excess income tax benefits	—	5,495	—	—	—	5,495
Issuance of 1,147,440 shares of common stock under compensation plans, including excess income tax benefits	1,147	2,962	—	—	—	4,109
Balance at September 30, 2012	$61,548	$493,797	$(2,931)	$712,186	$450,353	$1,714,953
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$202,325	$21,401
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	889,810	527,961
Amortization of deferred sales inducements	183,992	50,359
Annuity product charges	(71,443)	(65,176)
Change in fair value of embedded derivatives	(8,913)	466,278
Change in traditional life and accident and health insurance reserves	(3,925)	27,850
Policy acquisition costs deferred	(313,560)	(287,285)
Amortization of deferred policy acquisition costs	265,534	105,086
Provision for depreciation and other amortization	14,285	13,969
Amortization of discounts and premiums on investments	7,920	(75,596)
Realized gains/losses on investments and net OTTI losses recognized in operations	(17,963)	13,470
Change in fair value of derivatives	(631,030)	(269,404)
Deferred income taxes	9,965	(41,469)
Share-based compensation	5,942	4,907
Change in accrued investment income	(45,721)	(47,938)
Change in income taxes payable	23,040	9,856
Change in other assets	(36)	(5,354)
Change in other policy funds and contract claims	(24,327)	56,568
Change in collateral held for derivatives	115,666	324,596
Change in other liabilities	5,474	3,442
Other	(2,611)	(3,873)
Net cash provided by operating activities	604,424	829,648

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	2,955,734	1,942,533
Fixed maturity securities - held for investment	—	2,618,207
Equity securities - available for sale	44,829	7,604
Mortgage loans on real estate	402,233	341,771
Derivative instruments	662,336	276,227
Other investments	18,244	25,901
Acquisition of investments:
Fixed maturity securities - available for sale	(6,691,800)	(4,987,848)
Mortgage loans on real estate	(383,074)	(280,749)
Derivative instruments	(302,135)	(280,407)
Other investments	(24,302)	(83,779)
Purchases of property, furniture and equipment	(621)	(378)
Net cash used in investing activities	(3,318,556)	(420,918)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Financing activities
Receipts credited to annuity policyholder account balances	$3,073,490	$2,738,553
Coinsurance deposits	20,355	(16,364)
Return of annuity policyholder account balances	(1,226,967)	(1,134,943)
Financing fees incurred and deferred	(9,045)	—
Proceeds from notes payable	415,000	—
Repayment of notes payable	(43,243)	—
Repayment of subordinated debentures	—	(270)
Proceeds from amounts due under repurchase agreements	148,180	—
Excess tax benefits realized from share-based compensation plans	1,993	624
Proceeds from issuance of common stock	25,900	4,055
Change in checks in excess of cash balance	(25,145)	(7,903)
Net cash provided by financing activities	2,380,518	1,583,752
Increase (decrease) in cash and cash equivalents	(333,614)	1,992,482
Cash and cash equivalents at beginning of period	1,268,545	404,952
Cash and cash equivalents at end of period	$934,931	$2,397,434

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$19,136	$20,858
Income taxes	72,900	41,938
Non-cash operating activity:
Deferral of sales inducements	(250,322)	220,784
Non-cash investing activity:
Real estate acquired in satisfaction of mortgage loans	6,285	14,932
Non-cash financing activities:
Conversion of subordinated debentures	—	20,770
Common stock issued in extinguishment of debt	3,367	—
Warrants to be settled in cash	41,878	—
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company (“we”, “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.
As previously reported in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, we identified certain classification errors related to amounts reported in the financing activities section of our consolidated statements of cash flows. Consistent with that presentation, we have revised the consolidated statement of cash flows for the nine months ended September 30, 2012 resulting in decreases of $140.3 million to receipts credited to annuity policyholder account balances and return of annuity policyholder account balances. These revisions had no net impact on net cash provided by financing activities, and no impact on our consolidated balance sheets, statements of operations, statements of comprehensive income or statements of changes in stockholders' equity.
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
New Accounting Pronouncements
There are currently no accounting standards updates with effective dates after September 30, 2013 that will significantly affect our consolidated financial statements.

2. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$26,262,878	$26,262,878	$24,172,136	$24,172,136
Held for investment	76,212	60,843	76,088	61,521
Equity securities, available for sale	9,708	9,708	53,422	53,422
Mortgage loans on real estate	2,593,851	2,711,170	2,623,940	2,848,235
Derivative instruments	625,236	625,236	415,258	415,258
Other investments	187,437	187,655	163,193	163,517
Cash and cash equivalents	934,931	934,931	1,268,545	1,268,545
Coinsurance deposits	2,970,601	2,642,309	2,910,701	2,678,232
Interest rate caps	5,356	5,356	3,247	3,247
2015 notes hedges	144,904	144,904	43,105	43,105
Counterparty collateral	240,713	240,713	—	—

Liabilities
Policy benefit reserves	34,319,660	28,802,302	31,452,496	26,264,831
Single premium immediate annuity (SPIA) benefit reserves	430,908	444,512	455,167	469,768
Notes payable	691,452	1,023,962	309,869	422,175
Subordinated debentures	246,003	233,125	245,869	218,283
2015 notes embedded derivatives	147,150	147,150	43,105	43,105
2015 warrants	51,077	51,077	—	—
Interest rate swap	222	222	4,261	4,261
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

Transfers of securities among the levels occur at times and depend on the type of inputs used to determine fair value of each security. There were no transfers between levels during the nine months ended September 30, 2013.

Our assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2013
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,907	$4,907	$—	$—
United States Government sponsored agencies	1,239,603	—	1,239,603	—
United States municipalities, states and territories	3,461,131	—	3,461,131	—
Foreign government obligations	92,682	—	92,682	—
Corporate securities	16,741,581	8,794	16,732,787	—
Residential mortgage backed securities	2,118,827	—	2,117,513	1,314
Commercial mortgage backed securities	1,590,310	—	1,590,310	—
Other asset backed securities	1,013,837	362	1,013,475	—
Equity securities, available for sale: finance, insurance and real estate	9,708	1,908	7,800	—
Derivative instruments	625,236	—	625,236	—
Cash and cash equivalents	934,931	934,931	—	—
Interest rate caps	5,356	—	5,356	—
2015 notes hedges	144,904	—	144,904	—
Counterparty collateral	240,713	—	240,713	—
	$28,223,726	$950,902	$27,271,510	$1,314
Liabilities
2015 notes embedded derivatives	$147,150	$—	$147,150	$—
Interest rate swap	222	—	222	—
2015 warrants	51,077	—	51,077	—
Fixed index annuities - embedded derivatives	3,975,862	—	—	3,975,862
	$4,174,311	$—	$198,449	$3,975,862

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
The independent pricing services provide quoted market prices when available. Quoted prices are not always available due to market inactivity. When quoted market prices are not available, the third parties use yield data and other factors relating to instruments or securities with similar characteristics to determine fair value for securities that are not actively traded. We generally obtain one value from our primary external pricing service. In situations where a price is not available from this service, we may obtain further quotes or prices from additional parties as needed. In addition, for our callable United States Government sponsored agencies, we obtain multiple broker quotes and take the average of the broker prices received. Market indices of similar rated asset class spreads are considered for valuations and broker indications of similar securities are compared. Inputs used by the broker include market information, such as yield data and other factors relating to instruments or securities with similar characteristics. Valuations and quotes obtained from third party commercial pricing services are non-binding and do not represent quotes on which one may execute the disposition of the assets.
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of September 30, 2013 and December 31, 2012.
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
2015 notes hedges and warrants
The fair value of these call options has been determined by a third party who applies market observable data such as our common stock price, its dividend yield and its volatility, as well as the time to expiration of the call options to determine a fair value of the buy side of these options. Since August 26, 2013, when 50% of these call options were committed to partial unwind agreements, fair value has been determined in accordance with the terms of the unwind agreement that relies on market data. Fair value of the warrants that were committed to the partial unwind agreements has been determined in a similar manner in accordance with terms of the unwind agreements.
Counterparty collateral
Amounts reported in other assets of the consolidated balance sheets for these instruments are reported at their historical cost which approximates fair value due to the nature of the assets assigned to this category.
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
Notes payable
The fair values of our senior unsecured notes and convertible senior notes are based upon pricing matrices developed by a third party pricing service when quoted market prices are not available and are categorized as Level 2 within the fair value hierarchy. Notes payable are not remeasured at fair value on a recurring basis.
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
2015 notes embedded derivatives
The fair value of this embedded derivative is determined by pricing the call options that remain outstanding after the partial unwind agreement that hedge this potential liability. The terms of the conversion premium are identical to the 2015 notes hedges that remain after the partial unwind agreement and the method of determining fair value of the call options is based upon observable market data.
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

The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Available for sale securities
Beginning balance	$1,541	$2,005	$1,812	$2,098
Principal returned	(148)	(101)	(709)	(194)
Accretion of discount	(18)	13	116	60
Total gains (losses) (realized/unrealized):
Included in other comprehensive income (loss)	(61)	28	95	211
Included in operations	—	(73)	—	(303)
Ending balance	$1,314	$1,872	$1,314	$1,872
The Level 3 assets included in the table above are not material to our financial position, results of operations or cash flows, and it is management's opinion that the sensitivity of the inputs used in determining the fair value of these assets is not material as well.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$3,747,052	$2,914,948	$3,337,556	$2,530,496
Premiums less benefits	372,363	229,340	1,044,756	418,845
Change in unrealized gains, net	(143,553)	122,494	(406,450)	317,441
Ending balance	$3,975,862	$3,266,782	$3,975,862	$3,266,782
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at September 30, 2013, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $255.4 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $155.2 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $283.6 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $168.8 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

3. Investments
At September 30, 2013 and December 31, 2012, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2013
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,608	$342	$(43)	$4,907
United States Government sponsored agencies	1,314,449	4,069	(78,915)	1,239,603
United States municipalities, states and territories	3,278,749	212,975	(30,593)	3,461,131
Foreign government obligations	86,109	9,365	(2,792)	92,682
Corporate securities	16,420,869	720,010	(399,298)	16,741,581
Residential mortgage backed securities	1,999,201	145,605	(25,979)	2,118,827
Commercial mortgage backed securities	1,664,541	5,194	(79,425)	1,590,310
Other asset backed securities	1,014,590	23,544	(24,297)	1,013,837
	$25,783,116	$1,121,104	$(641,342)	$26,262,878
Held for investment:
Corporate security	$76,212	$—	$(15,369)	$60,843

Equity securities, available for sale:
Finance, insurance, and real estate	$8,917	$791	$—	$9,708

December 31, 2012
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,590	$564	$—	$5,154
United States Government sponsored agencies	1,763,789	11,704	(3,468)	1,772,025
United States municipalities, states and territories	3,116,678	461,770	(125)	3,578,323
Foreign government obligations	86,099	19,160	—	105,259
Corporate securities	12,930,173	1,568,223	(31,624)	14,466,772
Residential mortgage backed securities	2,743,537	172,304	(27,728)	2,888,113
Commercial mortgage backed securities	354,870	5,095	(1,983)	357,982
Other asset backed securities	957,291	44,190	(2,973)	998,508
	$21,957,027	$2,283,010	$(67,901)	$24,172,136
Held for investment:
Corporate security	$76,088	$—	$(14,567)	$61,521

Equity securities, available for sale:
Finance, insurance, and real estate	$44,598	$10,227	$(1,403)	$53,422
During the nine months ended September 30, 2013 and 2012, we received $1.1 billion and $3.8 billion, respectively, in redemption proceeds related to calls of our callable United States Government sponsored agency securities and public and private corporate bonds, of which $2.6 billion for the nine months ended September 30, 2012, were classified as held for investment. The proceeds from these redemptions have been reinvested primarily in United States government sponsored agencies, corporate securities, residential and commercial mortgage backed securities and other asset backed securities. At September 30, 2013, 31% of our fixed income securities have call features of which 5% ($1.3 billion) will become subject to call redemption during the next twelve months, of which $500.0 million are U.S. Government agency securities maturing in January 2028 with 3.75% coupons. These securities are callable quarterly and a modest decline in interest rates from current levels could result in the calls being exercised on their next call date in January of 2014.

The amortized cost and fair value of fixed maturity securities at September 30, 2013, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$123,756	$126,880	$—	$—
Due after one year through five years	853,588	958,053	—	—
Due after five years through ten years	7,379,238	7,364,750	—	—
Due after ten years through twenty years	6,226,753	6,341,286	—	—
Due after twenty years	6,521,449	6,748,935	76,212	60,843
	21,104,784	21,539,904	76,212	60,843
Residential mortgage backed securities	1,999,201	2,118,827	—	—
Commercial mortgage backed securities	1,664,541	1,590,310	—	—
Other asset backed securities	1,014,590	1,013,837	—	—
	$25,783,116	$26,262,878	$76,212	$60,843
Net unrealized gains on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities and equity securities	$480,553	$2,223,933
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(263,337)	(1,201,974)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax benefit	(76,025)	(357,686)
Net unrealized gains reported as accumulated other comprehensive income	$163,725	$686,807
The National Association of Insurance Commissioners (“NAIC”) assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations (“NRSRO’s”). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered “investment grade” while NAIC Class 3 through 6 designations are considered “non-investment grade.” Based on the NAIC designations, we had 98% of our fixed maturity portfolio rated investment grade at September 30, 2013 and December 31, 2012.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	September 30, 2013		December 31, 2012
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$15,945,089	$16,367,238	$13,737,381	$15,250,560
2	9,277,558	9,352,577	7,838,186	8,533,121
3	533,890	509,433	398,294	387,222
4	100,907	93,126	53,879	56,151
5	—	—	—	—
6	1,884	1,347	5,375	6,603
	$25,859,328	$26,323,721	$22,033,115	$24,233,657

The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 885 and 198 securities, respectively) have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2013
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$977	$(43)	$—	$—	$977	$(43)
United States Government sponsored agencies	1,130,979	(78,915)	—	—	1,130,979	(78,915)
United States municipalities, states and territories	488,260	(30,593)	—	—	488,260	(30,593)
Foreign government obligations	26,985	(2,792)	—	—	26,985	(2,792)
Corporate securities:
Finance, insurance and real estate	1,291,001	(71,692)	119,734	(11,273)	1,410,735	(82,965)
Manufacturing, construction and mining	2,925,074	(161,188)	16,494	(2,608)	2,941,568	(163,796)
Utilities and related sectors	1,568,088	(83,013)	30,766	(2,673)	1,598,854	(85,686)
Wholesale/retail trade	336,683	(20,153)	—	—	336,683	(20,153)
Services, media and other	843,825	(44,173)	30,939	(2,525)	874,764	(46,698)
Residential mortgage backed securities	296,361	(23,605)	34,068	(2,374)	330,429	(25,979)
Commercial mortgage backed securities	1,268,293	(79,425)	—	—	1,268,293	(79,425)
Other asset backed securities	402,461	(17,914)	44,726	(6,383)	447,187	(24,297)
	$10,578,987	$(613,506)	$276,727	$(27,836)	$10,855,714	$(641,342)
Held for investment:
Corporate security:
Insurance	$—	$—	$60,843	$(15,369)	$60,843	$(15,369)

December 31, 2012
Fixed maturity securities:
Available for sale:
United States Government sponsored agencies	$973,728	$(3,468)	$—	$—	$973,728	$(3,468)
United States municipalities, states and territories	24,393	(125)	—	—	24,393	(125)
Corporate securities:
Finance, insurance and real estate	177,962	(4,126)	85,709	(8,438)	263,671	(12,564)
Manufacturing, construction and mining	426,120	(4,303)	21,975	(1,281)	448,095	(5,584)
Utilities and related sectors	221,044	(5,187)	39,224	(4,212)	260,268	(9,399)
Wholesale/retail trade	101,790	(784)	10,250	(208)	112,040	(992)
Services, media and other	264,421	(3,085)	—	—	264,421	(3,085)
Residential mortgage backed securities	220,622	(8,679)	260,226	(19,049)	480,848	(27,728)
Commercial mortgage backed securities	161,582	(1,983)	—	—	161,582	(1,983)
Other asset backed securities	145,238	(2,242)	26,131	(731)	171,369	(2,973)
	$2,716,900	$(33,982)	$443,515	$(33,919)	$3,160,415	$(67,901)
Held for investment:
Corporate security:
Insurance	$—	$—	$61,521	$(14,567)	$61,521	$(14,567)

Equity security, available for sale:
Services	$—	$—	$8,722	$(1,403)	$8,722	$(1,403)
The following is a description of the factors causing the temporary unrealized losses by investment category as of September 30, 2013:
United States Government sponsored agencies: These securities are relatively long in duration; however, they are callable in less than 12 months making the value of such securities sensitive to changes in market interest rates. The timing of when some of these securities were purchased gave rise to unrealized losses at September 30, 2013.
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
Corporate securities: The unrealized losses in these securities are due partially to the timing of purchases in 2012 and 2013. These securities carry yields less than those available at September 30, 2013 as the result of rising interest rates in the first nine months of 2013. In addition, a small number of securities have seen their credit spreads remain wide due to issuer or industry specific news while some financial and industrial sector credit spreads remain wide due to continued economic uncertainty and concerns of economic instability.
Residential mortgage backed securities: At September 30, 2013, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 36 securities with a total amortized cost basis of $323.4 million and a fair value of $340.7 million. Despite recent improvements in the capital markets, the fair values of RMBS with weaker borrower characteristics continue at prices below amortized cost. These RMBS prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.
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
Other asset backed securities: The unrealized losses in these securities are predominantly assigned to financial sector capital trust securities which have longer maturity dates and have declined in price due to prolonged stress in the financial sector. No securities in an unrealized loss position are rated below investment grade.
Approximately 94% and 75% of the unrealized losses on fixed maturity securities shown in the above table for September 30, 2013 and December 31, 2012, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains on investments for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$(449)	$(626)	$(802)	$(12,505)
Investments carried at fair value:
Fixed maturity securities, available for sale	$(276,793)	$402,274	$(1,735,347)	$790,648
Equity securities, available for sale	(84)	2,963	(8,033)	6,600
	(276,877)	405,237	(1,743,380)	797,248
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	152,944	(201,676)	938,637	(405,006)
Deferred income tax asset/liability	43,378	(71,247)	281,661	(137,285)
	196,322	(272,923)	1,220,298	(542,291)
Change in net unrealized gains on investments carried at fair value	$(80,555)	$132,314	$(523,082)	$254,957
Proceeds from sales of available for sale securities for the nine months ended September 30, 2013 and 2012 were $1.2 billion and $276.1 million, respectively. Scheduled principal repayments, calls and tenders for available for sale securities for the nine months ended September 30, 2013 and 2012 were $1.9 billion and $1.6 billion, respectively.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains (losses) on investments, excluding net OTTI losses for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$3,965	$3,028	$24,608	$8,076
Gross realized losses	(2,096)	(180)	(5,106)	(535)
	1,869	2,848	19,502	7,541
Equity securities:
Gross realized gains	—	—	9,571	562

Other investments:
Gain on sale of real estate	201	53	1,505	2,948
Loss on sale of real estate	(278)	—	(744)	—
Impairment losses on real estate	(678)	(830)	(823)	(3,473)
	(755)	(777)	(62)	(525)
Mortgage loans on real estate:
Increase in allowance for credit losses	(3,191)	(3,309)	(4,814)	(15,503)
	$(2,077)	$(1,238)	$24,197	$(7,925)
Losses in 2013 were realized primarily due to strategies in place to reposition the fixed maturity security portfolio that result in improved net investment income, risk or duration profiles as they pertain to our asset liability management. One corporate issue was sold at a loss in 2013 due to the our fundamental, long-term concern with the issuer's ability to meet its future financial obligations.
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
The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the nine months ended September 30, 2013 and 2012, which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Nine months ended September 30, 2013
Prime	2003	5.1%	5.1%	2%	2%	30%	30%
	2005	6.5%	7.7%	8%	18%	50%	65%
	2006	6.0%	6.9%	9%	16%	50%	50%
	2007	6.2%	6.7%	11%	25%	40%	60%
	2008	6.6%	6.6%	16%	16%	45%	45%
	2009	6.8%	6.8%	17%	17%	60%	60%
Alt-A	2005	5.6%	8.7%	15%	81%	2%	65%
	2007	6.2%	6.9%	38%	52%	60%	65%

Nine months ended September 30, 2012
Prime	2005	6.5%	7.7%	9%	18%	50%	50%
	2006	5.8%	7.4%	9%	19%	40%	55%
	2007	6.2%	7.3%	11%	38%	40%	60%
Alt-A	2005	5.6%	8.7%	12%	27%	5%	55%
	2006	6.0%	6.0%	32%	46%	55%	60%
	2007	6.2%	7.0%	31%	55%	55%	60%

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
The following table summarizes other than temporary impairments for the three and nine months ended September 30, 2013 and 2012, by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized from Other Comprehensive Income	Net OTTI Losses Recognized in Operations
		(Dollars in thousands)
Three months ended September 30, 2013
Fixed maturity securities, available for sale:
Residential mortgage backed securities	2	$—	$(222)	$(222)

Three months ended September 30, 2012
Fixed maturity securities, available for sale:
Residential mortgage backed securities	4	$—	$(1,686)	$(1,686)

Nine months ended September 30, 2013
Fixed maturity securities, available for sale:
United States Government sponsored agencies	2	$(2,775)	$—	$(2,775)
Corporate securities:
Industrial	1	(1,761)	—	(1,761)
Residential mortgage backed securities	6	—	(1,270)	(1,270)
Equity security, available for sale:
Industrial	1	(428)	—	(428)
	10	$(4,964)	$(1,270)	$(6,234)
Nine months ended September 30, 2012
Fixed maturity securities, available for sale:
Residential mortgage backed securities	24	$(2,156)	$(3,389)	$(5,545)
Other than temporary impairments during the nine months ended September 30, 2013 on United States Government sponsored agencies were recognized as we had the intent to sell these securities as of June 30, 2013. These securities were sold during the quarter ended September 30, 2013. The other than temporary impairments were determined based on the market values of the underlying securities at June 30, 2013.

The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(128,513)	$(122,954)	$(134,027)	$(119,095)
Credit losses on securities for which OTTI has not previously been recognized	—	—	(4,536)	(47)
Additional credit losses on securities for which OTTI has previously been recognized	(222)	(1,686)	(1,270)	(5,498)
Accumulated losses on securities that were disposed of during the period	2,775	—	13,873	—
Cumulative credit loss at end of period	$(125,960)	$(124,640)	$(125,960)	$(124,640)
The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security, for securities that are part of our investment portfolio at September 30, 2013 and December 31, 2012:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
September 30, 2013
Fixed maturity securities, available for sale:
Corporate securities	$—	$—	$32	$32
Residential mortgage backed securities	715,871	(176,334)	222,943	762,480
Equity securities, available for sale:
Finance, insurance and real estate and services	1,416	—	493	1,909
	$717,287	$(176,334)	$223,468	$764,421
December 31, 2012
Fixed maturity securities, available for sale:
Corporate securities	$10,599	$(2,151)	$5,676	$14,124
Residential mortgage backed securities	855,915	(177,604)	171,514	849,825
Equity securities, available for sale:
Finance, insurance and real estate	9,976	—	9,668	19,644
	$876,490	$(179,755)	$186,858	$883,593
4. Mortgage Loans on Real Estate
Our mortgage loan portfolio, summarized in the following table, totaled $2.6 billion at September 30, 2013 and December 31, 2012, with commitments outstanding of $81.2 million at September 30, 2013.

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Principal outstanding	$2,625,563	$2,658,883
Loan loss allowance	(31,118)	(34,234)
Deferred prepayment fees	(594)	(709)
Carrying value	$2,593,851	$2,623,940

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

	September 30, 2013		December 31, 2012
	Principal Outstanding	Percent	Principal Outstanding	Percent
	(Dollars in thousands)
Geographic distribution
East	$772,366	29.4%	$732,762	27.5%
Middle Atlantic	149,951	5.7%	155,094	5.8%
Mountain	353,820	13.5%	387,599	14.6%
New England	22,790	0.9%	26,385	1.0%
Pacific	316,822	12.1%	320,982	12.1%
South Atlantic	491,221	18.7%	458,802	17.3%
West North Central	358,115	13.6%	370,168	13.9%
West South Central	160,478	6.1%	207,091	7.8%
	$2,625,563	100.0%	$2,658,883	100.0%
Property type distribution
Office	$613,050	23.4%	$666,467	25.1%
Medical Office	131,304	5.0%	136,764	5.1%
Retail	698,189	26.6%	677,951	25.5%
Industrial/Warehouse	664,703	25.3%	692,637	26.1%
Hotel	79,385	3.0%	94,045	3.5%
Apartment	269,817	10.3%	219,335	8.2%
Mixed use/other	169,115	6.4%	171,684	6.5%
	$2,625,563	100.0%	$2,658,883	100.0%
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
We rate the mortgage loans in our portfolio based on factors such as historical operating performance, loan to value ratio and economic outlook, among others. We calculate a loss factor to apply to each rating based on historical losses we have recognized in our mortgage loan portfolio. We apply the loss factors to the total principal outstanding within each rating category to determine an appropriate estimate of general loan loss allowance at September 30, 2013 and December 31, 2012.

The following tables present a rollforward of our specific and general valuation allowances for mortgage loans on real estate:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(21,176)	$(10,500)	$(25,445)	$(11,200)
Charge-offs	3,749	—	1,932	—
Recoveries	—	—	—	—
Provision for credit losses	(2,691)	(500)	(2,909)	(400)
Ending allowance balance	$(20,118)	$(11,000)	$(26,422)	$(11,600)

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(23,134)	$(11,100)	$(23,664)	$(9,300)
Charge-offs	7,930	—	10,445	—
Recoveries	—	—	—	—
Provision for credit losses	(4,914)	100	(13,203)	(2,300)
Ending allowance balance	$(20,118)	$(11,000)	$(26,422)	$(11,600)
The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Individually evaluated for impairment	$50,055	$53,110
Collectively evaluated for impairment	2,575,508	2,605,773
Total loans evaluated for impairment	$2,625,563	$2,658,883
Charge-offs include allowances that have been established on loans that were satisfied by taking ownership of the collateral. When the property is taken it is recorded at its fair value as a component of other investments and the mortgage loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. There could be other situations that develop where we have established a larger specific loan loss allowance than is needed based on increases in the fair value of collateral supporting collateral dependent loans, or improvements in the financial position of a borrower so that a loan would become reliant on cash flows from debt service instead of dependent upon sale of the collateral. Charge-offs of the allowance would be recognized in those situations as well. We define collateral dependent loans as those mortgage loans for which we will depend on the value of the collateral real estate to satisfy the outstanding principal of the loan.
During the three and nine months ended September 30, 2013, three and four mortgage loans, respectively, were satisfied by taking ownership of any real estate serving as collateral compared to two and eight mortgage loans for the same periods in 2012. The following table summarizes the activity in the real estate owned which was obtained in satisfaction of mortgage loans on real estate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Real estate owned at beginning of period	$26,609	$38,390	$33,172	$36,821
Real estate acquired in satisfaction of mortgage loans	5,441	2,916	6,285	14,902
Additions	52	—	532	117
Sales	(5,832)	(5,727)	(13,245)	(13,093)
Impairments	(678)	(830)	(823)	(3,473)
Depreciation	(159)	(185)	(488)	(710)
Real estate owned at end of period	$25,433	$34,564	$25,433	$34,564

We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Credit Exposure--By Payment Activity
Performing	$2,588,791	$2,597,440
In workout	30,724	26,723
Collateral dependent	6,048	34,720
	$2,625,563	$2,658,883
Mortgage loans are considered delinquent when they become 60 days past due. When loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. Outstanding principal of loans in a non-accrual status at September 30, 2013 and December 31, 2012 totaled $6.0 million and $34.7 million, respectively.
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
Aging of financing receivables is summarized in the following table, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
September 30, 2013	$—	$—	$—	$—	$2,619,515	$6,048	$2,625,563
December 31, 2012	$—	$—	$—	$—	$2,624,163	$34,720	$2,658,883
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

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
September 30, 2013
Mortgage loans with an allowance	$29,937	$50,055	$(20,118)	$32,897	$2,082
Mortgage loans with no related allowance	18,782	18,782	—	18,976	799
	$48,719	$68,837	$(20,118)	$51,873	$2,881
December 31, 2012
Mortgage loans with an allowance	$29,976	$53,110	$(23,134)	$37,480	$1,946
Mortgage loans with no related allowance	27,765	27,765	—	27,696	1,664
	$57,741	$80,875	$(23,134)	$65,176	$3,610

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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. A summary of mortgage loans on commercial real estate with outstanding principal at September 30, 2013 and December 31, 2012 that we determined to be TDRs are as follows:

Geographic Region	Number of TDRs	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount
		(Dollars in thousands)
September 30, 2013
East	1	$3,712	$(949)	$2,763
Mountain	7	21,514	(631)	20,883
South Atlantic	6	10,792	(3,314)	7,478
East North Central	1	2,219	(467)	1,752
West North Central	1	1,938	—	1,938
West South Central	1	1,714	(256)	1,458
	17	$41,889	$(5,617)	$36,272
December 31, 2012
East	1	$4,208	$(1,425)	$2,783
Mountain	10	28,786	(1,702)	27,084
South Atlantic	9	23,358	(5,047)	18,311
East North Central	1	2,232	(467)	1,765
West North Central	3	9,466	(2,328)	7,138
	24	$68,050	$(10,969)	$57,081

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

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$625,236	$415,258
Other assets
2015 notes hedges	144,904	43,105
Interest rate caps	5,356	3,247
	$775,496	$461,610
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$3,975,862	$3,337,556
Other liabilities
2015 notes embedded derivatives	147,150	43,105
2015 warrants	51,077	—
Interest rate swap	222	4,261
	$4,174,311	$3,384,922
The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$129,428	$160,735	$532,282	$280,014
2015 notes hedges	73,504	1,839	101,799	(5,573)
2015 warrants	(9,199)	—	(9,199)	—
Interest rate swap	(496)	(1,171)	4,039	(4,319)
Interest rate caps	(209)	(313)	2,109	(718)
	$193,028	$161,090	$631,030	$269,404
Change in fair value of embedded derivatives:
2015 notes embedded derivatives	$75,750	$1,839	$104,045	$(5,573)
Fixed index annuities	(39,526)	186,362	(112,958)	471,851
	$36,224	$188,201	$(8,913)	$466,278
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
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			September 30, 2013		December 31, 2012
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A	A3	$1,273,995	$47,681	$568,786	$16,533
Barclays	A	A2	2,936,023	108,872	3,463,777	103,929
BNP Paribas	A+	A2	1,481,037	45,958	2,207,097	60,301
Citibank, N.A.	A	A3	1,368,136	47,915	2,878,588	67,592
Credit Suisse	A	A1	3,886,014	116,310	936,625	21,518
Deutsche Bank	A	A2	909,823	37,627	886,688	20,787
HSBC	AA-	A1	235,430	12,415	295,520	6,539
J.P. Morgan	A+	Aa3	778,891	21,204	735,016	21,940
Morgan Stanley	A-	Baa1	2,713,249	89,525	1,590,505	40,113
Royal Bank of Canada	AA-	Aa3	298,349	5,862	—	—
Wells Fargo	AA-	Aa3	2,284,217	91,867	2,060,903	56,006
			$18,165,164	$625,236	$15,623,505	$415,258
As of September 30, 2013 and December 31, 2012, we held $622.0 million and $328.7 million, respectively, of cash and cash equivalents and other securities from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $48.0 million and $93.7 million at September 30, 2013 and December 31, 2012, respectively.
The future annual index credits on our fixed index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. We do not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. We must value both the call options and the related forward embedded options in the policies at fair value.
We entered into an interest rate swap and interest rate caps to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures. See Note 10 in our Annual Report on Form 10-K for the year ended December 31, 2012 for more information on our subordinated debentures. The terms of the interest rate swap provide that we pay a fixed rate of interest and receive a floating rate of interest. The terms of the interest rate caps limit the three month London Interbank Offered Rate ("LIBOR") to 2.50%. The interest rate swap and caps are not effective hedges under accounting guidance for derivative instruments and hedging activities. Therefore, we record the interest rate swap and caps at fair value and any net cash payments received or paid are included in the change in fair value of derivatives in the unaudited consolidated statements of operations.
Details regarding the interest rate swap are as follows:

	Notional		Pay		September 30, 2013	December 31, 2012
Maturity Date	Amount	Receive Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	LIBOR	2.415%	SunTrust	$(222)	$(4,261)

Details regarding the interest rate caps are as follows:

	Notional		Cap		September 30, 2013	December 31, 2012
Maturity Date	Amount	Floating Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	LIBOR	2.50%	SunTrust	$2,697	$1,634
July 8, 2021	12,000	LIBOR	2.50%	SunTrust	809	490
July 29, 2021	27,000	LIBOR	2.50%	SunTrust	1,850	1,123
	$79,000				$5,356	$3,247

The interest rate swap has a forward starting date beginning in March 2014 and converts floating rates to fixed rates for seven years. The interest rate caps have a forward starting date beginning in July 2014 and cap our interest rates for seven years. As of September 30, 2013, we held $5.2 million of cash and cash equivalents from the counterparty for derivative collateral related to the swap and caps, which is included in other liabilities on our consolidated balance sheets.
In September 2010, concurrently with the issuance of $200.0 million principal amount of 3.5% Convertible Senior Notes Due 2015 (the "2015 notes"), we entered into hedge transactions (the "2015 notes hedges") with two counterparties whereby we have the option to receive the cash equivalent of the conversion spread on 16.0 million shares of our common stock based upon a strike price of $12.50 per share, subject to certain conversion rate adjustments in the 2015 notes. These options expire on September 15, 2015, and must be settled in cash. The 2015 notes hedges are accounted for as derivative assets, and are included in Other assets in our Consolidated Balance Sheets.
The 2015 notes embedded conversion derivative and the 2015 notes hedges are adjusted to fair value each reporting period and unrealized gains and losses are reflected in our Consolidated Statements of Operations.
In separate transactions, we also sold warrants (the "2015 warrants") to two counterparties for the purchase of up to 16.0 million shares of our common stock at a price of $16.00 per share. The number of shares and strike price of the warrants are subject to adjustment based on dividends we pay subsequent to selling the warrants. As of September 30, 2013, such adjustments have resulted in warrants outstanding for the purchase of up to 16.2 million shares of our common stock at a strike price of $15.81 per share. The warrants expire on various dates from December 2015 through March 2016 and are intended to be settled in net shares. The total number of shares of common stock deliverable under the 2015 warrants is, however, currently limited to 11.6 million shares. We received $15.6 million in cash proceeds from the sale of the 2015 warrants, which has been recorded as an increase in additional paid-in capital. Changes in the fair value of these warrants will not be recognized in our Consolidated Financial Statements as long as the instruments remain classified as equity.
On August 26, 2013, we entered into partial unwind agreements with the two counterparties to the 2015 notes hedges and the 2015 warrants. We agreed to settle 50% of both the outstanding call options (2015 notes hedges) and warrants on October 22, 2013, in net cash to be received from each counterparty. This coincides with the expiration of the exchange offer for the outstanding 2015 Notes discussed below. The agreements to settle the warrants in net cash required us to reclassify $41.9 million from equity to a derivative liability which represents the fair value of 50% of the outstanding warrants on the day that we entered into the unwind agreements. Subsequent to the reclassification, we are required to recognize the change in fair value of these warrants committed to the unwind agreements through net income.

6. Notes Payable
On July 17, 2013, we issued $400 million aggregate principal amount of senior unsecured notes due 2021 which bear interest at 6.625% per year and will mature on July 15, 2021. We used $15 million of the net proceeds from the issuance to repay the entire amount outstanding under our revolving credit facility and, in October 2013, used $127.6 million to pay the cash consideration portion of the convertible note exchange offers discussed below. We intend to use the remaining net proceeds from the notes issuance to tender for, redeem or repurchase the $213.9 million aggregate principal amount of convertible notes that did not accept the exchange offers discussed below and are currently outstanding. The form and timing of any such activity will be dependent upon market conditions and other factors and there can be no assurance that any such transactions can be completed prior to the December 2014 call date for the 5.25% contingent convertible senior notes due December 15, 2029 (the "2029 notes") or the September 2015 maturity date for the 2015 notes.
The convertible senior notes included in notes payable are accounted for separately as a liability component and an equity component in the consolidated balance sheets. The liability component and equity component are as follows:

	September 30, 2013		December 31, 2012
	September 2015 Notes	December 2029 Notes	September 2015 Notes	December 2029 Notes	December 2024 Notes
	(Dollars in thousands)
Notes payable:
Principal amount of liability component	$200,000	$115,839	$200,000	$115,839	$28,243
Unamortized discount	(16,420)	(7,967)	(21,944)	(12,269)	—
Net carrying amount of liability component	$183,580	$107,872	$178,056	$103,570	$28,243
Additional paid-in capital:
Carrying amount of equity component		$15,586		$15,586	$22,637
Amount by which the if-converted value exceeds principal	$54,179	$138,958	$—	$30,382	$—
The discount is being amortized over the expected lives of the notes, which is December 15, 2014 for the 2029 notes and September 15, 2015 for the 2015 notes. The effective interest rates during the discount amortization periods are 8.9% and 11.9% on the 2015 notes and the 2029 notes, respectively. The interest cost recognized in operations for the convertible notes, inclusive of the coupon and amortization of the discount and debt issue costs, was $7.1 million and $21.1 million for the three and nine months ended September 30, 2013, respectively, and $7.1 million and $21.2 million for the same periods in 2012.
We are required to include the dilutive effect of the 2029 notes in our diluted earnings per share calculation. Because these notes include a mandatory cash settlement feature for the principal amount, incremental dilutive shares will only exist when the fair value of our common stock at the end of the reporting period exceeds the conversion price per share of $9.57. At September 30, 2013 and 2012, the conversion premium of the 2029 notes was dilutive and the effect has been included in diluted earnings per share for the three and nine months ended September 30, 2013 and 2012. The 2015 notes and the 2015 notes hedges are excluded from the dilutive effect in our diluted earnings per share calculation as they are currently to be settled only in cash. At September 30, 2013, the 2015 warrants that were not assigned to the partial unwind agreement were dilutive as the average price of our commons stock exceeded the $15.81 strike price of the 2015 warrants and the effect has been included in diluted earnings per share for the three and nine months ended September 30, 2013.
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
On August 23, 2013, we offered to exchange cash and, in certain circumstances, newly issued shares of our common stock, for any and all of our outstanding 2015 notes and 2029 notes. The exchange offers expired on October 21, 2013, and the results are discussed in Note 9.
In 2011, we entered into a three year $160 million revolving line of credit agreement with seven banks. The interest rate is floating at a rate based on our election that will be equal to the alternate base rate (as defined in the credit agreement) plus the applicable margin or the adjusted LIBOR rate (as defined in the credit agreement) plus the applicable margin. We also pay a commitment fee on the available unused portion of the credit facility. The applicable margin and commitment fee rate are based on our credit rating and can change throughout the period of the credit facility. Based upon our current credit rating, the applicable margin is 2.00% for alternate base rate borrowings and 3.00% for adjusted LIBOR rate borrowings and the commitment fee is 0.50%. Under this agreement, we are required to maintain a minimum risk-based capital ratio at American Equity Life, a maximum ratio of debt to total capital, a minimum cash coverage ratio, and a minimum level of statutory surplus at American Equity Life. No amounts were outstanding at September 30, 2013 and December 31, 2012.

As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). The maximum amount borrowed during the nine months ended September 30, 2013 was $258.6 million. We had no borrowings under repurchase agreements during the nine months ended September 30, 2012. When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $131.5 million and $47.5 million for the three and nine months ended September 30, 2013, respectively. The weighted average interest rate on amounts due under repurchase agreements was 0.17% and 0.18% for the three and nine months ended September 30, 2013, respectively.
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
The Los Angeles Case is a consolidated action involving several lawsuits filed by putative class members seeking class action status for a national class of purchasers of annuities issued by us. The named plaintiffs in this consolidated case are Bernard McCormack, Gust Anagnostis by and through Gary S. Anagnostis and Robert C. Anagnostis, Regina Bush by and through Sharon Schipiour, Lenice Mathews by and through Mary Ann Maclean and George Miller. The allegations generally attack the suitability of sales of deferred annuity products to persons over the age of 65. The plaintiffs seek rescission and injunctive relief including restitution and disgorgement of profits on behalf of all class members under California Business & Professions Code section 17200 et seq. and Racketeer Influenced and Corrupt Organizations Act; compensatory damages for breach of fiduciary duty and aiding and abetting of breach of fiduciary duty; unjust enrichment and constructive trust; and other pecuniary damages under California Civil Code section 1750 and California Welfare & Institutions Codes section 15600 et seq. On July 30, 2013, the parties entered into a settlement agreement and stipulated to certification of the case as a class action for settlement purposes only. On September 16, 2013, the Court granted preliminary approval of the settlement, conditionally approved the class for settlement purposes, approved the issuance of notice to the class and set the fairness hearing relating to the settlement for January 27, 2014. Notice of the terms of the settlement was mailed to the members of the class on October 7, 2013. Based upon the terms of the settlement agreement, the $17.5 million litigation liability referred to above represents our best estimate of probable loss with respect to this litigation; however, the settlement is contingent upon final court approval which has not yet been granted. Additionally, other factors could potentially result in a change in this estimate as further developments take place. In particular, part of the settlement involves a claims process for individual class members, and it is difficult to predict the amount of the liabilities that will ultimately result from that process. In light of the inherent uncertainties involved in the pending purported class action lawsuit, there can be no assurance that such litigation, or any other pending or future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.
In addition to our commitments to fund mortgage loans, we have unfunded commitments at September 30, 2013 to limited partnerships of $30.1 million and to secured bank loans of $19.7 million.

8. Earnings (Loss) Per Share
The following table sets forth the computation of earnings (loss) per common share and earnings (loss) per common share - assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) - numerator for earnings (loss) per common share	$56,181	$(7,829)	$202,325	$21,401
Interest on convertible subordinated debentures (net of income tax benefit)	—	2	—	517
Numerator for earnings (loss) per common share - assuming dilution	$56,181	$(7,827)	$202,325	$21,918

Denominator:
Weighted average common shares outstanding (1)	65,129,442	62,504,421	64,239,117	60,722,625
Effect of dilutive securities:
Convertible subordinated debentures	—	65,688	—	1,801,211
Convertible senior notes	6,601,347	2,145,940	6,601,347	2,145,940
2015 warrants	1,388,826	—	462,942	—
Stock options and deferred compensation agreements	1,440,101	545,877	1,155,670	562,309
Denominator for earnings (loss) per common share - assuming dilution	74,559,716	65,261,926	72,459,076	65,232,085

Earnings (loss) per common share	$0.86	$(0.13)	$3.15	$0.35
Earnings (loss) per common share - assuming dilution	$0.75	$(0.13)	$2.79	$0.34
_____________________________

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.
Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
		Minimum	Maximum
Three months ended September 30, 2013	—	$—	$—
Nine months ended September 30, 2013	—	$—	$—
Three months ended September 30, 2012	1,498,100	$11.88	$14.34
Nine months ended September 30, 2012	1,502,100	$11.35	$14.34
9. Subsequent Event
On October 22, 2013, we settled the partial unwind agreements with counterparties (see Note 5). The agreement was to settle 50% of the outstanding call options (2015 notes hedges) and warrants in net cash on the day following the expiration of our exchange offer for our outstanding 2015 notes which resulted in our receipt of $20.3 million in total cash from the counterparties. After the settlement, 8.1 million warrants remain outstanding with a strike price of $15.81 and continue to be accounted for as equity. The 2015 notes hedges with two counterparties remain outstanding whereby we have the option to receive the cash equivalent of the conversion spread on approximately 8.1 million shares of our common stock based upon a strike price of $12.35 per share, subject to certain conversion rate adjustments in the 2015 notes.
On October 24, 2013, we extinguished $72.3 million principal amount of our 2015 notes and $29.6 million principal amount of our 2029 notes pursuant to our exchange offers that expired on October 21, 2013. Total consideration paid to the holders of the 2015 notes consisted of $83.2 million in cash and $44.5 million in shares of our common stock (2,079,295 shares). Total consideration paid to holders of the 2029 notes consisted of $44.4 million in cash and $22.3 million in shares of our common stock (1,039,485 shares). Total consideration paid to the holders of the 2015 notes and 2029 notes excludes the accrued interest through the settlement date that was paid. The carrying value of the convertible notes at extinguishment was $66.6 million and $27.7 million for the 2015 notes and 2029 notes, respectively, and losses net of tax of $8.1 million for the 2015 notes and $3.3 million for the 2029 notes were recognized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at September 30, 2013, and the unaudited consolidated results of operations for the three and nine month periods ended September 30, 2013 and 2012, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2012.
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

Annuity deposits by product type collected during the three and nine months ended September 30, 2013 and 2012, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2013	2012	2013	2012
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$722,088	$547,230	$2,091,166	$1,568,989
Fixed strategy	254,399	315,029	782,944	885,589
	976,487	862,259	2,874,110	2,454,578
Fixed rate annuities:
Single-year rate guaranteed	16,238	22,413	56,552	78,041
Multi-year rate guaranteed	47,281	45,037	142,828	205,934
Single premium immediate annuities	13,618	52,315	45,422	140,265
	77,137	119,765	244,802	424,240
Total before coinsurance ceded	1,053,624	982,024	3,118,912	2,878,818
Coinsurance ceded	42,004	36,539	129,183	167,986
Net after coinsurance ceded	$1,011,620	$945,485	$2,989,729	$2,710,832
Annuity deposits before coinsurance ceded increased 7% during the third quarter of 2013 and 8% during the nine months ended September 30, 2013 compared to the same periods in 2012. We attribute the continuing significant sales of our products to factors including the highly competitive rates of our products, our continued strong relationships with our national marketing organizations and field force of licensed, independent insurance agents, the increased attractiveness of safe money products in volatile markets, lower interest rates on competing products such as bank certificates of deposit and product enhancements including a new generation of guaranteed income withdrawal benefit riders. The extent to which this trend will be sustained in future periods is uncertain.
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Average yield on invested assets	5.02%	5.17%	4.99%	5.36%
Aggregate cost of money	2.22%	2.55%	2.26%	2.60%
Aggregate investment spread	2.80%	2.62%	2.73%	2.76%

Impact of:
Investment yield - additional prepayment income	0.05%	0.04%	0.06%	0.04%
Cost of money benefit of over (under) hedging	0.03%	0.01%	0.04%	0.01%
Our investment spread for the nine months ended September 30, 2013 and three and nine months ended September 30, 2012 were impacted by shortfalls in investment income from excess liquidity resulting from a lag in the reinvestment of proceeds of government agency bonds called for redemption. We eliminated the excess liquidity during the third quarter of 2013 and returned to a fully invested position. The callable government agency securities have been a cornerstone of our investment portfolio since our formation. Through the years they have provided very acceptable yields that met our spread requirements without any risk-based capital charges. We have been through several cycles of calls on these securities and each time we have reinvested a portion of the call redemption proceeds into new callable government agency securities. This kept cash balances low but perpetuated the call risk. However, in the current interest rate environment, we have been reluctant to reinvest the call redemption proceeds in government agency securities and only purchased $948.9 million in 2012 compared to $4.3 billion in calls. Consequently, we have been managing excess cash and other short-term investments throughout 2012 and into the third quarter of 2013. We ended the second quarter of 2013 with $815.9 million in excess cash and other short-term investments compared to $1.3 billion at the end of the first quarter of 2013 and $2.2 billion at the end of 2012. See Results of Operations - Net investment income for additional information regarding our excess liquidity.
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
Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012
Net income, in general, has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 14% to $30.0 billion during third quarter of 2013 and increased 13% to $29.0 billion for the nine months ended September 30, 2013 compared to $26.3 billion and $25.7 billion for the same periods in 2012. Our investment spread measured in dollars was $182.5 million during the third quarter of 2013 and $511.5 million for the nine months ended September 30, 2013 compared to $146.0 million and $447.5 million during the same periods in 2012. As previously mentioned, our investment spread has been negatively impacted by both the extended low interest rate environment and our excess liquidity due to calls of our United States government agency securities (see Net investment income). In addition, net income for the three and nine months ended September 30, 2013 has been positively impacted by decreases in the change in fair value of embedded derivatives due to an increase in the discount rate used to estimate our liability for policy growth (see Change in fair value of embedded derivatives).
We periodically revise the key assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. The impact of unlocking during the three and nine months ended September 30, 2013 was a $11.1 million decrease in amortization of deferred sales inducements and a $18.5 million decrease in amortization of deferred policy acquisition costs and included the impact of account balance true ups as of September 30, 2013 and adjustment to future period assumptions for surrenders and certain expenses. The unlocking process increased net income for the three and nine months ended September 30, 2013 by $19.1 million. The impact of unlocking during the three and nine months ended September 30, 2012 was a $0.2 million decrease in amortization of deferred sales inducements and a $3.7 million increase in amortization of deferred policy acquisition costs, which increased net loss for the three months ended September 30, 2012 and decreased net income for the nine months ended September 30, 2012 by $2.2 million.
Net income for the 2013 periods was positively impacted by a revision of assumptions used in determining reserves held for living income benefit riders. This revision was consistent with unlocking for deferred policy acquisition costs and deferred sales inducements. The impact decreased interest sensitive and index product benefits for the three and nine months ended September 30, 2013 by $1.8 million and increased net income for the three and nine months ended September 30, 2013 by $1.1 million. For the three and nine months ended September 30, 2012, the impact from the revision of these assumptions decreased interest sensitive and index product benefits by $2.2 million, reduced the net loss for the three months ended September 30, 2012 by $1.4 million and increased net income for the nine months ended September 30, 2012 by $1.4 million.
Net income for the 2013 periods was negatively impacted due to the partial unwind agreements we entered into related to the 2015 notes hedges and 2015 warrants. The impact decreased the change in fair value of derivatives for the three and nine months ended September 30, 2013 by $11.4 million and decreased net income for the three and nine months ended September 30, 2013 by $6.7 million.
Operating income (a non-GAAP financial measure) increased 170% to $59.8 million in the third quarter of 2013 and increased 56% to $123.6 million for the nine months ended September 30, 2013 compared to $22.2 million and $79.3 million for the same periods in 2012.
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
The adjustments made to net income (loss) to arrive at operating income for the three and nine months ended September 30, 2013 and 2012 are set forth in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Reconciliation of net income (loss) to operating income:
Net income (loss)	$56,181	$(7,829)	$202,325	$21,401
Net realized (gains) losses and net OTTI losses on investments, net of offsets	890	1,415	(5,488)	5,823
Net effect of derivatives and embedded derivatives, net of offsets	2,229	19,000	(72,187)	42,478
Extinguishment of debt, net of income taxes	548	—	893	—
Litigation reserve, net of offsets	—	9,580	(1,969)	9,580
Operating income	$59,848	$22,166	$123,574	$79,282
Operating income for the 2013 periods includes benefit from unlocking which decreased amortization of deferred sales inducements by $12.6 million and amortization of deferred acquisition costs by $20.4 million and increased operating income by $21.3 million for the three and nine months ended September 30, 2013. The three and nine months ended September 30, 2012 includes expense from unlocking which increased amortization of deferred sales inducements by $2.4 million and amortization of deferred acquisition costs by $7.3 million and decreased operating income by $6.3 million.
Operating income for the 2013 periods also includes benefit from a revision of assumptions used in determining reserves held for living income benefit riders which decreased interest sensitive and index product benefits for the three and nine months ended September 30, 2013 by $1.8 million and increased operating income for the three and nine months ended September 30, 2013 by $1.1 million. For the three and nine months ended September 30, 2012, the impact decreased interest sensitive and index product benefits by $2.2 million and increased operating income by $1.4 million.
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
Amounts attributable to the fair value accounting for fixed index annuity derivatives and embedded derivatives fluctuate from year to year based upon changes in the fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in the interest rates used to discount the embedded derivative liability. The amounts disclosed in the reconciliation above are net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and income taxes. The significant changes in the impact from the item disclosed in the reconciliation above relate primarily to a change in the discount rate used to estimate our embedded derivative liabilities which increased during the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 as a result of an increase in the general level of interest rates during 2013.
Fair value accounting for the 2015 notes hedges and 2015 warrants fluctuates from year to year based upon changes in the fair value of our common stock, its dividend yield and its volatility. The net effect of derivatives and embedded derivatives, net of offsets adjustment to arrive at operating income for the three and nine months ended September 30, 2013 in the above reconciliation includes a positive $6.7 million related to the change in fair value of the 2015 notes hedges and 2015 warrants.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 11% to $26.5 million in the third quarter of 2013 and increased 10% to $71.4 million for the nine months ended September 30, 2013 compared to $23.9 million and $65.2 million for the same periods in 2012. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Surrender charges	$11,160	$11,240	$33,954	$35,037
Lifetime income benefit riders (LIBR) fees	15,291	12,635	37,489	30,139
	$26,451	$23,875	$71,443	$65,176

Withdrawals from annuity policies subject to surrender charges	$79,693	$83,447	$239,003	$261,237
Average surrender charge collected on withdrawals subject to surrender charges	14.0%	13.4%	14.2%	13.3%

Fund values on policies subject to LIBR fees	$2,681,460	$2,232,426	$6,996,570	$5,746,587
Weighted average per policy LIBR fee	0.57%	0.57%	0.54%	0.52%
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
Net investment income increased 11% to $354.1 million in the third quarter of 2013 and 6% to $1.0 billion for the nine months ended September 30, 2013 compared to $318.6 million and $965.8 million for the same periods in 2012. This increase was principally attributable to the growth in our annuity business and a corresponding increase in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 15% to $28.4 billion for the third quarter of 2013 and 14% to $27.3 billion for the nine months ended September 30, 2013 compared to $24.7 billion and $24.0 billion for the same periods in 2012. The average yield earned on average invested assets was 5.02% for the third quarter of 2013 and 4.99% for the nine months ended September 30, 2013 compared to 5.17% and 5.36% for the same periods in 2012.
The decrease in yield earned on average invested assets was attributable to yields on investments purchased in 2012 and the nine months ended September 30, 2013 being lower than the overall portfolio yield. In addition, net investment income and average yield were negatively impacted by a lag in reinvestment of proceeds from bonds called for redemption during the periods into new assets causing excess liquidity held in low yielding cash and other short-term investments. The average balance held in cash and short-term investments was $0.3 billion and $1.3 billion for the three and nine months ended September 30, 2013 compared to $2.0 billion and $1.4 billion for the same periods in 2012, respectively. However, we did eliminate our excess liquidity during the third quarter of 2013 and returned to a fully invested position. The average yield on our cash and short-term investments for the three and nine months ended September 30, 2013 was 0.64% and 0.48% compared to 0.26% and 0.17% for the same periods in 2012, respectively. Additionally, net investment income and average yield was positively impacted by prepayment and fee income received resulting in additional net investment income of $3.8 million and $11.8 million for the three and nine months ended September 30, 2013 compared to $2.2 million and $7.8 million for the same periods in 2012, respectively.
Change in fair value of derivatives consists primarily of call options purchased to fund annual index credits on fixed index annuities and the 2015 notes hedges and 2015 warrants related to our 2015 notes. The components of change in fair value of derivatives are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$144,830	$57,637	$354,530	$(17,663)
Change in unrealized gain/loss	(15,402)	103,098	177,752	297,677
2015 notes hedges	73,504	1,839	101,799	(5,573)
2015 warrants	(9,199)	—	(9,199)	—
Interest rate swap	(496)	(1,171)	4,039	(4,319)
Interest rate caps	(209)	(313)	2,109	(718)
	$193,028	$161,090	$631,030	$269,404

The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
S&P 500 Index
Point-to-point strategy	2.3 - 11.5%	0.0 - 11.7%	1.5 - 11.5%	0.0 - 11.7%
Monthly average strategy	0.0 - 18.2%	0.0 - 19.3%	0.0 - 19.0%	0.0 - 19.3%
Monthly point-to-point strategy	0.0 - 18.2%	0.0 - 18.0%	0.0 - 19.0%	0.0 - 18.0%
Fixed income (bond index) strategies	0.0 - 0.0%	1.6 - 10.0%	0.0 - 8.0%	1.6 - 10.0%
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
The fair value of the 2015 warrants primarily changes based upon changes in the price of our common stock. The fair value of the 2015 notes hedges changes based upon changes in the price of our common stock, interest rates, stock price volatility, dividend yield and the time to expiration of the 2015 notes hedges. Similarly, the fair value of the conversion option obligation to the holders of the 2015 notes changes based upon these same factors and the conversion option obligation is accounted for as an embedded derivative liability with changes in fair value reported in the Change in fair value of embedded derivatives. The amount of the change in fair value of the 2015 notes hedges has historically been equal to the amount of the change in the related embedded derivative liabilities and there has been an offsetting expense in the change in fair value of embedded derivatives. Due to the partial unwind agreements we entered into, the amount of the change in fair value of the 2015 notes hedges and the amount of the change in the related embedded derivative liability are not equal for the three and nine months ended September 30, 2013 by $2.2 million. See Note 5 to our consolidated financial statements for a discussion of the unwind agreements, the 2015 notes hedges and the 2015 warrants. See Note 9 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 for a further discussion of the 2015 notes hedges and 2015 warrants.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$3,965	$3,028	$24,608	$8,076
Gross realized losses	(2,096)	(180)	(5,106)	(535)
	1,869	2,848	19,502	7,541
Equity securities:
Gross realized gains	—	—	9,571	562
Other investments:
Gain on sale of real estate	201	53	1,505	2,948
Loss on sale of real estate	(278)	—	(744)	—
Impairment losses on real estate	(678)	(830)	(823)	(3,473)
	(755)	(777)	(62)	(525)
Mortgage loans on real estate:
Increase in allowance for credit losses	(3,191)	(3,309)	(4,814)	(15,503)
	$(2,077)	$(1,238)	$24,197	$(7,925)
Losses in 2013 were realized primarily due to strategies in place to reposition the fixed maturity security portfolio that result in improved net investment income, risk or duration profiles as they pertain to our asset liability management. One corporate issue was sold at a loss in 2013 due to the our fundamental, long-term concern with the issuer's ability to meet its future financial obligations.
See Financial Condition - Investments for additional discussion of allowance for credit losses on mortgage loans on real estate.

Net OTTI losses recognized in operations decreased to $0.2 million in the third quarter of 2013 compared to $1.7 million for the same period in 2012 and increased to $6.2 million for the nine months ended September 30, 2013 compared to $5.5 million for the same period in 2012. See Financial Condition - Investments and Note 3 to our consolidated financial statements for additional discussion of write downs of securities for other than temporary impairments.
Interest sensitive and index product benefits increased 33% to $328.0 million in the third quarter of 2013 and 69% to $889.8 million for the nine months ended September 30, 2013 compared to $246.1 million and $528.0 million for the same periods in 2012. The components of interest credited to account balances are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Index credits on index policies	$233,316	$152,150	$610,458	$253,490
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	81,022	83,506	242,240	245,967
Living income benefit rider	13,638	10,449	37,112	28,504
	$327,976	$246,105	$889,810	$527,961
The amount of index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $235.4 million and $615.4 million for the three and nine months ended September 30, 2013, compared to $152.7 million and $253.6 million for the same periods in 2012. The decrease in interest credited was due to a decrease in the average rate credited to the annuity liabilities outstanding receiving a fixed rate of interest. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 14% to $30.0 billion during third quarter of 2013 and increased 13% to $29.0 billion for the nine months ended September 30, 2013 compared to $26.3 billion and $25.7 billion for the same periods in 2012. The increases in benefits recognized for living income benefit rider were due to increases in the number of policies with lifetime income benefit riders and correlates to the increase in fees discussed in Annuity product charges.
Amortization of deferred sales inducements increased 349% to $34.6 million in the third quarter of 2013 and 265% to $184.0 million for the nine months ended September 30, 2013 compared to $7.7 million and $50.4 million for the same periods in 2012. In general, amortization of deferred sales inducements has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 97% of our net annuity deposits during the three and nine months ended September 30, 2013 and 2012. The increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options) because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceeds ten years. Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$27,860	$35,987	$102,091	$102,596
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	7,138	(26,972)	77,925	(49,609)
Net realized gains (losses) on investments and net OTTI losses recognized in operations	(373)	(1,306)	3,976	(2,628)
Amortization of deferred sales inducements after gross profit adjustments	$34,625	$7,709	$183,992	$50,359
See Net income and Operating income (a non-GAAP financial measure) above for discussion of the impact of unlocking on amortization of deferred sales inducements for the three and nine months ended September 31, 2013 and 2012. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2012.
Change in fair value of embedded derivatives primarily relates to fixed index annuity embedded derivatives and resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in change in fair value of derivatives; (ii) changes in discount rates used in estimating our liability for policy growth; and (iii) the growth in the host component of the policy liability. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2012. The primary reasons for the decrease in the change in fair value of the fixed index annuity embedded derivatives during the three and nine months ended September 30, 2013 was an increase in the discount rate used in estimating our liability for policy growth.. The discount rates used in estimating our liability for policy growth increased as a result of the increase in the general level of interest rates during 2013. The changes for the three and nine months ended September 30, 2013 also include increases of $75.8 million and $104.0 million, respectively, compared to an increase of $1.8 million and decrease of $5.6 million for the same periods in 2012, respectively, in the fair value of the 2015 notes embedded conversion derivative.
Interest expense on notes payable increased 81% to $13.0 million in the third quarter of 2013 and 27% to $27.0 million for the nine months ended September 30, 2013 compared to $7.1 million and $21.2 million for the same periods in 2012. The increase is primarily attributable to interest expense on the $400 million of 6.625% senior unsecured notes we issued on July 17, 2013.
Interest expense on subordinated debentures decreased 6% to $3.0 million in the third quarter of 2013 and 13% to $9.1 million for the nine months ended September 30, 2013 compared to $3.2 million and $10.4 million for the same periods in 2012. The decrease is primarily attributable to the redemption of $22 million principal amount of our 8% Convertible Junior Subordinated Debentures in July 2012. $169.6 million principal amount of the subordinated debentures has floating rates of interest based upon the three month London Interbank Offered Rate plus an applicable margin. See Financial Condition - Liabilities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2012.
Amortization of deferred policy acquisition costs increased 93% to $50.0 million in the third quarter of 2013 and 153% to $265.5 million for the nine months ended September 30, 2013 compared to $26.0 million and $105.1 million for the same periods in 2012. In general, amortization of deferred policy acquisition costs has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized losses on investments and net OTTI losses recognized in operations. As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts.
Amortization of deferred policy acquisition costs is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$40,184	$61,590	$153,815	$171,686
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	10,393	(33,559)	106,098	(62,144)
Net realized gains (losses) on investments and net OTTI losses recognized in operations	(543)	(2,077)	5,621	(4,456)
Amortization of deferred policy acquisition costs after gross profit adjustments	$50,034	$25,954	$265,534	$105,086
See Net income and Operating income (a non-GAAP financial measure) above for discussion of the impact of unlocking on amortization of deferred sales inducements for the three and nine months ended September 31, 2013 and 2012. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2012.
Other operating costs and expenses decreased 43% to $20.7 million in the third quarter of 2013 and 15% to $65.0 million for the nine months ended September 30, 2013 compared to $36.2 million and $76.8 million for the same periods in 2012. The decrease for the three month period ended September 30, 2013 was primarily due to an estimated litigation liability of $17.5 million which was recorded in the third quarter of 2012. This decrease was offset by an increase in compensation costs that vary based on the Company's stock price. The decrease for the nine month period ended September 30, 2013 was primarily due to the estimated litigation liability discussed above and a $3.2 million decrease in a litigation liability associated with a previous lawsuit settlement that represents undistributed settlement awards due to contractholders and beneficiaries that could not be located or did not come forward to claim such awards during the agreed upon time period, which expired during 2013. This decrease was offset by $8.5 million of guaranty fund assessments related to the insolvency of Executive Life Insurance Company of New York which was recorded during 2013 and an increase in compensation costs that vary based on the Company's stock price.
Income tax expense (benefit) increased to $29.5 million in the third quarter of 2013 and to $107.7 million for the nine months ended September 30, 2013 compared to $(4.6) million and $10.9 million for the same periods in 2012. The change in income tax expense (benefit) was primarily due to changes in income (loss) before income taxes. Income tax expense (benefit) and the resulting effective tax rate are based upon two components of income (loss) before income taxes (benefits) ("pretax income") that are taxed at different tax rates. Life insurance income is generally taxed at an effective rate of approximately 35.6% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income (loss) for the parent company and other non-life insurance subsidiaries is generally taxed at an effective tax rate of 41.5% reflecting the combined federal / state income tax rates. The effective tax rates resulting from the combination of the income tax provisions for the life / non-life sources of income (loss) vary from period to period based primarily on the relative size of pretax income (loss) from the two sources. The effective tax rate for the three and nine months ended September 30, 2013 was 34.5% and 34.7%, respectively, and 37.1% and 33.8% for the same periods in 2012, respectively. The higher effective tax rate for the three months ended September 30, 2012 was due to the overall net loss and more of that net loss being generated by the non-life insurance subsidiaries that are generally taxed at an effective rate of 41.5%.

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
The composition of our investment portfolio is summarized as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$4,907	—%	$5,154	—%
United States Government sponsored agencies	1,239,603	4.2%	1,772,025	6.5%
United States municipalities, states and territories	3,461,131	11.6%	3,578,323	13.0%
Foreign government obligations	92,682	0.3%	105,259	0.4%
Corporate securities	16,817,793	56.5%	14,542,860	52.8%
Residential mortgage backed securities	2,118,827	7.1%	2,888,113	10.5%
Commercial mortgage backed securities	1,590,310	5.4%	357,982	1.3%
Other asset backed securities	1,013,837	3.4%	998,508	3.6%
Total fixed maturity securities	26,339,090	88.5%	24,248,224	88.1%
Equity securities	9,708	—%	53,422	0.2%
Mortgage loans on real estate	2,593,851	8.7%	2,623,940	9.5%
Derivative instruments	625,236	2.1%	415,258	1.5%
Other investments	212,870	0.7%	196,366	0.7%
	$29,780,755	100.0%	$27,537,210	100.0%
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

A summary of our fixed maturity securities by NRSRO ratings is as follows:

	September 30, 2013		December 31, 2012
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$15,889,898	60.3%	$14,613,775	60.3%
Baa	8,990,901	34.2%	8,190,220	33.8%
Total investment grade	24,880,799	94.5%	22,803,995	94.1%
Ba	494,981	1.9%	365,102	1.5%
B	99,908	0.4%	79,789	0.3%
Caa and lower	695,562	2.6%	862,650	3.5%
In or near default	167,840	0.6%	136,688	0.6%
Total below investment grade	1,458,291	5.5%	1,444,229	5.9%
	$26,339,090	100.0%	$24,248,224	100.0%
The National Association of Insurance Commissioner's ("NAIC") Securities Valuation Office ("SVO") is responsible for the the day-to-day credit quality assessment and the valuation of fixed maturity securities owned by state regulated insurance companies. The purpose of such assessment and valuation is for determining regulatory capital requirements and regulatory reporting. Insurance companies report ownership to the SVO when such securities are eligible for regulatory filings. The SVO conducts credit analysis on these securities for the purpose of assigning an NAIC designation and/or unit price. Typically, if a security has been rated by a Nationally Recognized Statistical Rating Organization ("NRSRO"), the SVO utilizes that rating and assigns an NAIC designation based upon the following system:

NAIC Designation	NRSRO Equivalent Rating
1	Aaa/Aa/A
2	Baa
3	Ba
4	B
5	Caa and lower
6	In or near default
For most of the bonds held in our portfolio the NAIC designation matches the NRSRO equivalent rating. However, for certain loan-backed and structured securities, as defined by the NAIC, the NAIC rating is not always equivalent to the NRSRO rating presented in the previous table. The NAIC has adopted revised rating methodologies for certain loan-backed and structured securities comprised of non-agency residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities (“CMBS”). The NAIC’s objective with the revised rating methodologies for these structured securities is to increase the accuracy in assessing expected losses and use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from structured securities.
The use of this process by the SVO may result in certain non-agency RMBS and CMBS being assigned an NAIC designation that is higher than the equivalent NRSRO rating. The NAIC designations for non-agency RMBS and CMBS are based on security level expected losses as modeled by an independent third party (engaged by the NAIC) and the statutory carrying value of the security, including any purchase discounts or impairment charges previously recognized. Evaluation of non-agency RMBS and CMBS held by insurers using the revised NAIC rating methodologies is performed on an annual basis.
As stated previously, our fixed maturity security portfolio is managed to minimize risks such as defaults or impairments while earning a sufficient and stable return on our investments. Our strategy has been to invest primarily in investment grade fixed maturity securities. Investment grade is NAIC 1 and 2 securities and Baa3/BBB- and better securities on the NRSRO scale. This strategy meets the objective of minimizing risk while also managing asset capital charges on a regulatory capital basis.

A summary of our fixed maturity securities by NAIC designation is as follows:

	September 30, 2013				December 31, 2012
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$15,945,089	$16,367,238	$16,367,238	62.1%	$13,737,381	$15,250,560	$15,250,560	62.9%
2	9,277,558	9,352,577	9,352,577	35.5%	7,838,186	8,533,121	8,533,121	35.2%
3	533,890	509,433	524,802	2.0%	398,294	387,222	401,789	1.7%
4	100,907	93,126	93,126	0.4%	53,879	56,151	56,151	0.2%
5	—	—	—	—%	—	—	—	—%
6	1,884	1,347	1,347	—%	5,375	6,603	6,603	—%
	$25,859,328	$26,323,721	$26,339,090	100.0%	$22,033,115	$24,233,657	$24,248,224	100.0%

A summary of our RMBS by collateral type and split by NAIC designation, as well as a separate summary of securities for which we have recognized OTTI and those which we have not recognized any OTTI is as follows as of September 30, 2013:

Collateral Type	Principal Amount	Amortized Cost	Fair Value
	(Dollars in thousands)
OTTI has not been recognized
Government agency	$736,217	$674,219	$707,533
Prime	606,642	575,629	615,401
Alt-A	33,094	33,482	33,413
	$1,375,953	$1,283,330	$1,356,347
OTTI has been recognized
Prime	$493,889	$425,986	$455,228
Alt-A	368,256	289,885	307,252
	$862,145	$715,871	$762,480
Total by collateral type
Government agency	$736,217	$674,219	$707,533
Prime	1,100,531	1,001,615	1,070,629
Alt-A	401,350	323,367	340,665
	$2,238,098	$1,999,201	$2,118,827
Total by NAIC designation
1	$1,950,683	$1,739,173	$1,850,871
2	192,269	175,920	180,714
3	65,094	58,300	61,671
4	27,272	23,924	24,257
6	2,780	1,884	1,314
	$2,238,098	$1,999,201	$2,118,827
The amortized cost and fair value of fixed maturity securities at September 30, 2013, by contractual maturity, are presented in Note 3 to our consolidated financial statements in this form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
		(Dollars in thousands)
September 30, 2013
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$1,020	$(43)	$977
United States Government sponsored agencies	15	1,209,894	(78,915)	1,130,979
United States municipalities, states and territories	125	518,853	(30,593)	488,260
Foreign government obligations	3	29,777	(2,792)	26,985
Corporate securities:
Finance, insurance and real estate	95	1,493,700	(82,965)	1,410,735
Manufacturing, construction and mining	215	3,105,364	(163,796)	2,941,568
Utilities and related sectors	139	1,684,540	(85,686)	1,598,854
Wholesale/retail trade	32	356,836	(20,153)	336,683
Services, media and other	73	921,462	(46,698)	874,764
Residential mortgage backed securities	50	356,408	(25,979)	330,429
Commercial mortgage backed securities	104	1,347,718	(79,425)	1,268,293
Other asset backed securities	31	471,484	(24,297)	447,187
	884	$11,497,056	$(641,342)	$10,855,714
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,212	$(15,369)	$60,843

December 31, 2012
Fixed maturity securities, available for sale:
United States Government sponsored agencies	6	$977,196	$(3,468)	$973,728
United States municipalities, states and territories	8	24,518	(125)	24,393
Corporate securities:
Finance, insurance and real estate	19	276,235	(12,564)	263,671
Manufacturing, construction and mining	34	453,679	(5,584)	448,095
Utilities and related sectors	20	269,667	(9,399)	260,268
Wholesale/retail trade	11	113,032	(992)	112,040
Services, media and other	19	267,506	(3,085)	264,421
Residential mortgage backed securities	56	508,576	(27,728)	480,848
Commercial mortgage backed securities	12	163,565	(1,983)	161,582
Other asset backed securities	11	174,342	(2,973)	171,369
	196	$3,228,316	$(67,901)	$3,160,415
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,088	$(14,567)	$61,521

Equity securities, available for sale:
Finance, insurance and real estate	1	$10,125	$(1,403)	$8,722
Unrealized losses increased $572.8 million from $83.9 million at December 31, 2012 to $656.7 million at September 30, 2013. Unrealized losses primarily increased due to a rise in ten-year treasury yields during the nine months ended September 30, 2013.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
September 30, 2013
1	$6,073,408	55.6%	$(369,632)	56.3%
2	4,498,927	41.2%	(244,828)	37.3%
3	300,146	2.7%	(32,761)	5.0%
4	58,131	0.5%	(8,920)	1.3%
5	—	—%	—	—%
6	1,314	—%	(570)	0.1%
	$10,931,926	100.0%	$(656,711)	100.0%
December 31, 2012
1	$1,992,406	61.5%	$(38,125)	46.2%
2	1,071,009	33.1%	(23,969)	29.1%
3	157,464	4.9%	(19,410)	23.5%
4	13,812	0.4%	(299)	0.4%
5	—	—%	—	—%
6	1,812	0.1%	(665)	0.8%
	$3,236,503	100.0%	$(82,468)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 885 and 198 securities, respectively) have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012, along with a description of the factors causing the unrealized losses is presented in Note 3 to our consolidated financial statements in this Form 10-Q, which is incorporated by reference in the Item 2.

The amortized cost and fair value of fixed maturity securities and equity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
September 30, 2013
Fixed maturity securities:
Investment grade:
Less than six months	751	$9,458,574	$8,974,493	$(484,081)
Six months or more and less than twelve months	66	1,549,028	1,430,457	(118,571)
Twelve months or greater	13	222,456	201,879	(20,577)
Total investment grade	830	11,230,058	10,606,829	(623,229)
Below investment grade:
Less than six months	40	164,897	160,227	(4,670)
Six months or more and less than twelve months	1	19,994	13,810	(6,184)
Twelve months or greater	14	158,319	135,691	(22,628)
Total below investment grade	55	343,210	309,728	(33,482)
	885	$11,573,268	$10,916,557	$(656,711)
December 31, 2012
Fixed maturity securities:
Investment grade:
Less than six months	106	$2,464,476	$2,440,131	$(24,345)
Six months or more and less than twelve months	4	40,054	39,151	(903)
Twelve months or greater	14	165,718	155,618	(10,100)
Total investment grade	124	2,670,248	2,634,900	(35,348)
Below investment grade:
Less than six months	23	110,435	108,531	(1,904)
Six months or more and less than twelve months	9	135,915	129,086	(6,829)
Twelve months or greater	41	387,806	349,419	(38,387)
Total below investment grade	73	634,156	587,036	(47,120)
Equity securities:
Less then six months	—	—	—	—
Six months or more and less than twelve months	1	10,125	8,722	(1,403)
Twelve months or greater	—	—	—	—
Total equity securities	1	10,125	8,722	(1,403)
	198	$3,314,529	$3,230,658	$(83,871)

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade and equity securities that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
September 30, 2013
Investment grade:
Less than six months	5	$57,429	$43,598	$(13,831)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	1	20,000	14,981	(5,019)
Total investment grade	6	77,429	58,579	(18,850)
Below investment grade:
Less than six months	4	101,206	78,310	(22,896)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	2	1,884	1,314	(570)
Total below investment grade	6	103,090	79,624	(23,466)
	12	$180,519	$138,203	$(42,316)

December 31, 2012
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	1	20,000	15,379	(4,621)
Twelve months or greater	—	—	—	—
Total investment grade	1	20,000	15,379	(4,621)
Below investment grade:
Less than six months	1	1,416	1,131	(285)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	3	9,324	7,148	(2,176)
Total below investment grade	4	10,740	8,279	(2,461)
	5	$30,740	$23,658	$(7,082)

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
September 30, 2013
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	20,005	19,961	—	—
Due after five years through ten years	4,705,261	4,494,011	—	—
Due after ten years through twenty years	2,597,951	2,435,217	—	—
Due after twenty years	1,998,229	1,860,616	76,212	60,843
	9,321,446	8,809,805	76,212	60,843
Residential mortgage backed securities	356,408	330,429	—	—
Commercial mortgage backed securities	1,347,718	1,268,293	—	—
Other asset backed securities	471,484	447,187	—	—
	$11,497,056	$10,855,714	$76,212	$60,843

December 31, 2012
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	22,160	21,059	—	—
Due after five years through ten years	623,802	617,848	—	—
Due after ten years through twenty years	1,319,250	1,302,283	—	—
Due after twenty years	416,621	405,426	76,088	61,521
	2,381,833	2,346,616	76,088	61,521
Residential mortgage backed securities	508,576	480,848	—	—
Commercial mortgage backed securities	163,565	161,582	—	—
Other asset backed securities	174,342	171,369	—	—
	$3,228,316	$3,160,415	$76,088	$61,521
International Exposure
We hold fixed maturity securities with international exposure. As of September 30, 2013, 15% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. All of these securities are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2), except for sixteen securities with a total fair value of $90.4 million which have an NAIC 3 designation and two securities with a total fair value of $21.5 million which have an NAIC 4 designation. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	September 30, 2013
	Amortized Cost	Carrying Amount/Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$234,317	$235,415	0.9%
Asia/Pacific	194,142	191,715	0.7%
Non-GIIPS Europe	1,786,022	1,795,396	6.8%
Latin America	195,147	187,546	0.7%
Non-U.S. North America	795,883	797,148	3.0%
Australia & New Zealand	382,062	379,263	1.5%
Other	371,013	389,596	1.5%
	$3,958,586	$3,976,079	15.1%
(1) Greece, Ireland, Italy, Portugal and Spain continue to cause credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. All of our exposure in GIIPS are corporate securities with issuers domiciled in these countries. None of our foreign government obligations were held in any of these countries.

Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our RMBS as we monitor all of our RMBS on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At September 30, 2013, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Investment grade
Corporate fixed maturity securities:
Finance	2	$40,000	$(6,036)	$33,964	25 - 34	0 - 23
Industrial	3	28,870	(7,132)	21,738	11 - 37	0 - 4
Industrial	1	9,357	75	9,432
	6	$78,227	$(13,093)	$65,134
Below investment grade
Corporate fixed maturity securities:
Industrial	1	20,604	(1,408)	19,196	28	—
	7	$98,831	(14,501)	$84,330
A majority of the investment grade securities on the watch list have Eurozone exposure that has contributed to their depressed fair values. Our analysis of all of the securities on the watch list that we have determined are temporarily impaired and their credit performance at September 30, 2013 is as follows:
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

Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location, and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts net of valuation allowances. At September 30, 2013 and December 31, 2012 the largest principal amount outstanding for any single mortgage loan was $14.6 million and $15.0 million, respectively, and the average loan size was $2.5 million and $2.4 million as of September 30, 2013 and December 31, 2012. respectively. We have the contractual ability to pursue full personal recourse on 10.7% of the loans and partial personal recourse on 28.7% of the loans. In addition, the average loan to value ratio for the overall portfolio was 54.2% and 53.5% at September 30, 2013 and December 31, 2012, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a current appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 - Mortgage Loans on Real Estate in our unaudited consolidated financial statements.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At September 30, 2013, we had commitments to fund commercial mortgage loans totaling $81.2 million, with fixed interest rates ranging from 4.49% to 5.15%. During 2012 and 2013, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the nine months ended September 30, 2013, we received $329.2 million in cash for loans being paid in full compared to $269.6 million for the nine months ended September 30, 2012. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
See Note 4 to our unaudited consolidated financial statements for a presentation of our specific and general loan loss allowances, foreclosure activity and troubled debt restructure analysis.
We increased the specific allowance for loan losses by $2.7 million on six mortgage loans with outstanding principal due totaling $17.0 million and increased the specific allowance for loan losses by $4.9 million on nine mortgage loans with outstanding principal due totaling $23.7 million during the three and nine months ended September 30, 2013, respectively. We recorded impairment losses of $2.9 million on six mortgage loans with outstanding principal due totaling $20.3 million and impairment losses of $13.2 million on 21 mortgage loans with outstanding principal due totaling $64.0 million during the same periods in 2012.
In 2012, we initiated a process by which we evaluate the credit quality of each of our commercial mortgage loans. This process utilizes each loan's debt service coverage ratio as a primary metric. A summary of our portfolio by debt service coverage ratio follows:

	September 30, 2013		December 31, 2012
	Principal Outstanding	Percent of Total Principal Outstanding	Principal Outstanding	Percent of Total Principal Outstanding
	(Dollars in thousands)
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$1,581,358	60.2%	$1,517,840	57.1%
Greater than or equal to 1.2 and less than 1.5	571,643	21.8%	604,512	22.7%
Greater than or equal to 1.0 and less than 1.2	228,639	8.7%	262,165	9.9%
Less than 1.0	243,923	9.3%	274,366	10.3%
	$2,625,563	100.0%	$2,658,883	100.0%
At September 30, 2013, we have two mortgages that are in the process of being satisfied by our taking ownership of the real estate serving as collateral. These loans have an outstanding principal balance of $4.7 million and we have recorded specific loan loss allowances totaling $0.9 million, all of which was recognized prior to 2013. We also have 11 commercial mortgage loans at September 30, 2013 with an outstanding principal balance of $30.7 million that have been given "workout" terms which generally allow for interest only payments or the capitalization of interest for a specified period of time and we have recorded specific loan loss allowances on six of these loans (principal balance of $12.9 million) of $3.6 million. At September 30, 2013, we had no commercial mortgage loans that were delinquent (60 days or more past due at the reporting date). The total outstanding principal balance of these 13 loans is $35.4 million, which represents less than 2% of our total mortgage loan portfolio.

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

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Mortgage loans with allowances	$50,055	$53,110
Mortgage loans with no allowance for losses	18,782	27,765
Allowance for probable loan losses	(20,118)	(23,134)
Net carrying value of impaired mortgage loans	$48,719	$57,741
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
Liquidity and Capital Resources
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $1.9 billion for the nine months ended September 30, 2013 compared to $1.6 billion for the nine months ended September 30, 2012, with the increase attributable to a $373.7 million increase in net annuity deposits after coinsurance and a $94.1 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans.
We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt, including the senior notes, convertible senior notes and subordinated debentures issued to subsidiary trusts, pay operating expenses and pay dividends to stockholders. Our assets consist primarily of the capital stock and surplus notes of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. These sources provide adequate cash flow to us to meet our current and reasonably foreseeable future obligations and we expect they will be adequate to fund our parent company cash flow requirements for the rest of 2013.
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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2013, up to $165.6 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $876.3 million of statutory earned surplus at September 30, 2013.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of September 30, 2013, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to meet this rating objective. However, this capital may not be sufficient if significant future losses are incurred or A.M. Best modifies its rating criteria and, given the current market conditions, access to additional capital could be limited.
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
Cash and cash equivalents of the parent holding company at September 30, 2013, was $421.3 million, which includes approximately $376 million in remaining net proceeds from the $400 million issuance of senior unsecured notes described below. In addition, we have a $160 million line of credit, with no borrowings outstanding, available through January 2014 for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.
On July 17, 2013, we issued $400 million aggregate principal amount of senior unsecured notes due 2021 which bear interest at 6.625% per year and will mature on July 15, 2021. We used $15 million of the net proceeds from the issuance to repay the entire amount outstanding under our revolving credit facility and, in October 2013, used $127.6 million to pay the cash consideration portion of the notes tendered in connection with an offer to exchange any and all of our outstanding 2029 notes and 2015 notes for cash and newly issued shares of common stock. The aggregate principal amount of 2029 notes and 2015 notes retired through the exchange offers was $29.6 million and $72.3 million, respectively. We intend to use the remaining net proceeds from the notes issuance to tender for, redeem or repurchase the $213.9 million aggregate principal amount of 2029 notes and 2015 notes that did not accept the exchange offers and are currently outstanding. The form and timing of any such activity will be dependent upon market conditions and other factors and there can be no assurance that any such transactions can be completed prior to the December 2014 call date for the 2029 notes or the September 2015 maturity date for the 2015 notes.
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
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $169.6 million at September 30, 2013, of which $85.5 million has been swapped to a fixed rate and $79.0 million has been capped for a term of seven years beginning March or July 2014 (See Note 5 to our unaudited consolidated financial statements). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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
If interest rates were to increase 10% (37 basis points) from levels at September 30, 2013, we estimate that the fair value of our fixed maturity securities would decrease by approximately $853.2 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $212.0 million in accumulated other comprehensive income and a decrease in stockholders' equity. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2012.
At September 30, 2013, 31% of our fixed income securities have call features of which 5% ($1.3 billion) will become subject to call redemption during the next twelve months. During the nine months ended September 30, 2013 and 2012, we received $1.1 billion and $3.8 billion, respectively, in redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At September 30, 2013, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.
We purchase call options on the applicable indices to fund the annual index credits on our fixed index annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for fixed index products. For the nine months ended September 30, 2013 and 2012, the annual index credits to policyholders on their anniversaries were $610.5 million and $253.5 million, respectively. Proceeds received at expiration of these options related to such credits were $615.4 million and $253.6 million for the nine months ended September 30, 2013 and 2012, respectively.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2013 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 7 - Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosures that supplements the disclosure in Note 13 - Commitments and Contingencies to the Consolidated Financial Statements of our 2012 Annual Report on Form 10-K.
Item 1A. Risk Factors
Our 2012 Annual Report on Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the nine months ended September 30, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no issuer purchases of equity securities for the quarter ended September 30, 2013.
We have a Rabbi Trust, the NMO Deferred Compensation Trust, which purchases our common shares to fund the amount of shares earned by our agents under the NMO Deferred Compensation Plan. At September 30, 2013, all shares earned and vested by agents have been purchased and contributed to the Rabbi Trust.
In addition, we have a share repurchase program under which we are authorized to purchase up to 10,000,000 shares of our common stock. As of September 30, 2013, no shares of our common stock had been repurchased under this program.

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

Date: November 8, 2013	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

	By:	/s/ John M. Matovina
John M. Matovina, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Scott A. Samuelson
Scott A. Samuelson, Vice President - Controller
(Principal Accounting Officer)