Form 10-K
period 2013-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2014-03-03
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $967,404,076 based on the closing price of $15.70 per share, the closing price of the common stock on the New York Stock Exchange on June 28, 2013.
Shares of common stock outstanding as of February 28, 2014: 71,806,543
Documents incorporated by reference: Portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held June 5, 2014, which will be filed within 120 days after December 31, 2013, are incorporated by reference into Part III of this report.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

PART I.
Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	16
Item 2.	Properties	16
Item 3.	Legal Proceedings	16
Item 4.	Mine Safety Disclosures	16
PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6.	Selected Consolidated Financial Data	17
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 8.	Consolidated Financial Statements and Supplementary Data	47
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47
Item 9A.	Controls and Procedures	47
Item 9B.	Other Information	47
PART III.
	The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2013.	47
PART IV.
Item 15.	Exhibits, Financial Statement Schedules	48
SIGNATURES		49
Index to Consolidated Financial Statements and Schedules		F-1
Exhibit Index
Exhibit 12.1	Ratio of Earnings to Fixed Charges
Exhibit 21.2	Subsidiaries of American Equity Investment Life Holding Company
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Certification
Exhibit 31.2	Certification
Exhibit 32.1	Certification
Exhibit 32.2	Certification

PART I

Item 1.    Business
Introduction
We are a leader in the development and sale of fixed index and fixed rate annuity products. We were incorporated in the state of Iowa on December 15, 1995. We are a full service underwriter of fixed annuity and life insurance products through our wholly-owned life insurance subsidiaries, American Equity Investment Life Insurance Company ("American Equity Life"), American Equity Investment Life Insurance Company of New York and Eagle Life Insurance Company ("Eagle Life"). Our business consists primarily of the sale of fixed index and fixed rate annuities and, accordingly, we have only one business segment. Our business strategy is to focus on growing our annuity business and earn predictable returns by managing investment spreads and investment risk. We are currently licensed to sell our products in 50 states and the District of Columbia. Throughout this report, unless otherwise specified or the context otherwise requires, all references to "American Equity", the "Company", "we", "our" and similar references are to American Equity Investment Life Holding Company and its consolidated subsidiaries.
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
Annuity Market Overview
Our target market includes the group of individuals ages 45-75 who are seeking to accumulate tax-deferred savings. We believe that significant growth opportunities exist for annuity products because of favorable demographic and economic trends. According to the U.S. Census Bureau, there were approximately 39 million Americans age 65 and older in 2010, representing 13% of the U.S. population. By 2030, this sector of the population is expected to increase to 20% of the total population. Our fixed index and fixed rate annuity products are particularly attractive to this group as a result of the guarantee of principal with respect to those products, competitive rates of credited interest, tax-deferred growth, guaranteed lifetime income and alternative payout options.
According to Wink's Sales and Market Report publilshed by Wink, Inc., total industry sales of fixed index annuities increased 6.3% to $27.1 billion for the first three quarters of 2013 from $25.5 billion for the first three quarters of 2012, and increased 4.9% to $34.0 billion in 2012 from $32.4 billion in 2011. Total industry sales of fixed index annuities have increased 35% over the five year period from 2007 to 2012, which we believe is attributable to more Americans reaching retirement age and seeking products that will provide principal protection and guaranteed lifetime income. Our wide range of fixed index and fixed rate annuity products has enabled us to enjoy favorable growth during volatile equity and bond markets.
Strategy
Our business strategy is to grow our annuity business and earn predictable returns by managing investment spreads and investment risk. Key elements of this strategy include the following:
Enhance our Current Independent Agency Network.  We believe that our successful relationships with approximately 45 national marketing organizations represent a significant competitive advantage. Our objective is to improve the productivity and efficiency of our core distribution channel by focusing our marketing and recruiting efforts on those independent agents capable of selling $1 million or more of annuity premium annually. This level of production qualifies them for our Gold Eagle program which was introduced at the beginning of 2007. We believe the Gold Eagle program has been effective as evidenced by the number of qualified Gold Eagle agents ranging from 945 to as many as 1,227 during the last three calendar years. Our Gold Eagle agents accounted for 61% of total production in 2013, 59% of total production in 2012 and 57% of total production in 2011. Gold Eagle qualifiers receive a combination of cash and equity-based incentives as motivation for producing business for us. Beginning in 2014, Gold Eagle agents will need to sell at least $2 million of annuity premium to receive the cash and equity-based incentives under the Gold Eagle program. The equity-based incentive compensation component of our Gold Eagle program is unique in our industry and distinguishes us from our competitors. Our continuing focus on relationships and efficiency will ultimately reduce our independent agents to a core group of professional annuity producers. We will also be alert for opportunities to establish relationships with national marketing organizations and agents not presently associated with us and will strive to provide all of our marketers with the highest quality service possible.
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
Focus on High Quality Service to Agents and Policyholders.  We have maintained high quality personal service as one of our highest priorities since the inception of our business and continue to strive for an unprecedented level of timely and accurate service to both our agents and policyholders. Examples of our high quality service include answering our phone calls by a live person and issuing policies within 24 hours of receiving the application if the paperwork is in good order. We believe high quality service is one of our strongest competitive advantages.
Expand our Distribution Channels.  We formed Eagle Life with the vision of developing a network of broker/dealers, banks and registered investment advisors that have the ability to distribute fixed index and fixed annuity products in large volume. We believe this to be the most effective means of building a core distribution channel of selling firms with representatives capable of selling $1 million or more of annuity premium annually.
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

	Year Ended December 31,
	2013		2012		2011
Product Type	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$2,861,977	68%	$2,225,902	56%	$2,839,295	56%
Fixed strategy	1,020,447	24%	1,208,324	31%	1,377,987	27%
	3,882,424	92%	3,434,226	87%	4,217,282	83%
Fixed rate annuities	277,922	7%	348,049	9%	567,229	11%
Single premium immediate annuities	52,142	1%	164,657	4%	305,603	6%
	$4,212,488	100%	$3,946,932	100%	$5,090,114	100%
Fixed Index Annuities
Fixed index annuities allow policyholders to earn index credits based on the performance of a particular index without the risk of loss of their principal. Most of these products allow policyholders to transfer funds once a year among several different crediting strategies, including one or more index based strategies and a traditional fixed rate strategy. Approximately 97%, 97% and 95% of our fixed index annuity sales for the years ended December 31, 2013, 2012 and 2011, respectively, were "premium bonus" products. The initial annuity deposit on these policies is increased at issuance by a specified premium bonus ranging from 5% to 10%. Generally, the surrender charge and bonus vesting provisions of our policies are structured such that we have comparable protection from early termination between bonus and non-bonus products.
The annuity contract value is equal to the sum of premiums paid, premium bonuses and interest credited ("index credits"), which is based upon an overall limit (or "cap") or a percentage (the "participation rate") of the annual appreciation (based in certain situations on monthly averages or monthly point-to-point calculations) in a recognized index or benchmark. Caps and participation rates limit the amount of annual interest the policyholder may earn in any one contract year and may be adjusted by us annually subject to stated minimums. Caps generally range from 1% to 12% and participation rates range from 10% to 100%. In addition, some products have a spread or "asset fee" generally ranging from 1.5% to 3.5%, which is deducted from annual interest to be credited. For products with asset fees, if the annual appreciation in the index does not exceed the asset fee, the policyholder's index credit is zero. The minimum guaranteed contract values are equal to 87.5% of the premium collected plus interest credited at an annual rate ranging from 1% to 3.5%.

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
The initial crediting rate is largely a function of the interest rate we can earn on invested assets acquired with new annuity deposits and the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender and withdrawal assumptions, competitive industry pricing and crediting rate history for particular groups of annuity policies with similar characteristics. As of December 31, 2013, crediting rates on our outstanding fixed rate deferred annuities generally ranged from 1.1% to 5%. The average crediting rate on our outstanding fixed rate deferred annuities at December 31, 2013 was 3.05%.
We also sell single premium immediate annuities ("SPIAs"). Our SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issue. The amounts, frequency and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 2.30% at December 31, 2013.
Withdrawal Options—Fixed Index and Fixed Rate Annuities
Policyholders are typically permitted penalty-free withdrawals up to 10% of the contract value in each year after the first year, subject to limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period which ranges from 5 to 17 years for fixed index annuities and 3 to 15 years for fixed rate annuities from the date the policy is issued. This surrender charge initially ranges from 4.7% to 20% for fixed index annuities and 8.25% to 25% for fixed rate annuities of the contract value and generally decreases by approximately one-half to two percentage points per year during the surrender charge period. For certain policies the premium bonus is considered in the establishment of the surrender charge percentages. For other policies there is a vesting schedule ranging from 10 to 14 years that applies to the premium bonus and any interest earned on that premium bonus. Surrender charges and bonus vesting are set at levels aimed at protecting us from loss on early terminations and reducing the likelihood of policyholders terminating their policies during periods of increasing interest rates. This practice lengthens the effective duration of the policy liabilities and enhances our ability to maintain profitability on such policies. The policyholder may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years or a combination of these payment options.
Beginning in July 2007, substantially all of our fixed index annuity policies were issued with a lifetime income benefit rider. This rider provides an additional liquidity option to policyholders. With the lifetime income benefit rider a policyholder can elect to receive guaranteed payments for life from their contract without requiring them to annuitize their contract value. The amount of the living income benefit available is determined by the growth in the policy's income account value as defined in the rider (4.0% to 8.0%), which is selected by the policyholder at the time of purchase, and the policyholder's age at the time the policyholder elects to begin receiving living income benefit payments. Living income benefit payments may be stopped and restarted at the election of the policyholder. During 2013, we introduced new versions of our lifetime income benefit rider that had an optional wellbeing benefit or optional death benefit. Policyholders have the choice of selecting a rider with a base level of benefit for no explicit fee or paying a fee for a rider that has a higher level of benefits. Rider fees range from 0.30% to 1.00%.
Life Insurance
These products include traditional ordinary and term, universal life and other interest-sensitive life insurance products. We have approximately $2.3 billion of life insurance in force as of December 31, 2013. We intend to continue offering life insurance products for individual and group markets. Premiums related to this business accounted for 1% or less of revenues for the years ended December 31, 2013, 2012 and 2011.
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
Marketing
We market our products through a variable cost brokerage distribution network of approximately 45 national marketing organizations and, through them, approximately 27,000 independent agents. We emphasize high quality service to our agents and policyholders along with the prompt payment of commissions to our agents. We believe this has been significant in building excellent relationships with our existing agency force.
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
Eagle Life's fixed index and fixed annuities are being distributed pursuant to selling agreements with the applicable broker dealer, bank or registered investment advisor. Relationships with these firms are facilitated by wholesalers who promote Eagle Life and are compensated based upon the sales of the firms that they have contracted with Eagle Life.
One of our national marketing organizations accounted for more than 10% of the annuity deposits and insurance premiums collected during 2013, and we expect this organization to continue as a marketer for American Equity Life with a focus on selling our products. The states with the largest share of direct premiums collected during 2013 were: Florida (9.9%), California (9.1%), Texas (7.6%), Illinois (6.7%), and Pennsylvania (5.6%).
Competition and Ratings
We operate in a highly competitive industry. Our annuity products compete with fixed index, fixed rate and variable annuities sold by other insurance companies and also with mutual fund products, traditional bank products and other investment and retirement funding alternatives offered by asset managers, banks, and broker-dealers. Our insurance products compete with products of other insurance companies, financial intermediaries and other institutions based on a number of features, including crediting rates, policy terms and conditions, service provided to distribution channels and policyholders, ratings, reputation and distributor compensation.
The sales agents for our products use the ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's annuity to market. The degree to which ratings adjustments have affected and will affect our sales and persistency is unknown. Following is a summary of American Equity Life's financial strength ratings:

	Financial Strength Rating	Outlook Statement
A.M. Best Company
January 2011—current	A-	Stable
November 2008—January 2011	A-	Negative
August 2006—October 2008	A-	Stable
Standard & Poor's
June 2013—Current	BBB+	Positive
October 2011—June 2013	BBB+	Stable
September 2010—October 2011	BBB+	Positive
July 2010—September 2010	BBB+	Stable
July 2008—July 2010	BBB+	Negative
Fitch Ratings
May 2013—Current	BBB+	Stable

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
In February 2014, A.M. Best affirmed its rating outlook on the U.S. life/annuity sector as stable, which has been A.M. Best's outlook on our industry since 2010. In January 2014, Standard & Poor's issued its outlook on the U.S. life insurance sector as stable, which changed from their cautious outlook in late 2012. Standard & Poor's cites insurers' strong credit characteristics and improving economic conditions as reasons for their stable outlook. They also state that interest rates remain low but appear on the verge of increasing as the U.S. economy is likely to continue gaining momentum through a resilient private sector, housing rebound and a strengthening job market. The rating agencies have heightened the level of scrutiny they apply to insurance companies, increased the frequency and scope of their credit reviews and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.
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
FitchRating's insurer financial strength ratings currently range from "AAA (exceptionally strong)" to "C (distressed)." Ratings of "BBB-" and higher are considered to be "secure," and those of "BB+" and lower are considered to be "vulnerable."
A.M. Best Company, Standard & Poor's and Fitch review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant. If our ratings were to be negatively adjusted for any reason, we could experience a material decline in the sales of our products and the persistency of our existing business.
Reinsurance
Coinsurance
American Equity Life has two coinsurance agreements with EquiTrust Life Insurance Company ("EquiTrust"), covering 70% of certain of our fixed index and fixed rate annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003, and 20% of those contracts issued from January 1, 2004 to July 31, 2004. The business reinsured under these agreements may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to EquiTrust under these agreements) were $0.9 billion and $1.0 billion at December 31, 2013 and 2012, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. EquiTrust has received a financial strength rating of "B+" (Good) with a stable outlook from A.M. Best Company. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible.
American Equity Life has two coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda. One agreement ceded 20% of certain of our fixed index annuities issued from January 1, 2009 through March 31, 2010. The business reinsured under this agreement is not eligible for recapture until the end of the month following seven years after the date of issuance of the policy. The other agreement cedes 80% of our multi-year rate guaranteed annuities issued on or after July 1, 2009. The business reinsured under this agreement may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to Athene under these agreements) were $2.1 billion and $1.9 billion at December 31, 2013 and 2012, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to Athene should Athene fail to meet the obligations it has coinsured. The annuity deposits that have been ceded to Athene are being held in a trust and American Equity Life is named as the sole beneficiary of the trust. The assets in the trust are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the trust account would ever reach a point where it is less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in a trust for the amount of any shortfall. None of the coinsurance deposits with Athene are deemed by management to be uncollectible.
Effective January 1, 2014, American Equity Life is also an intermediary for reinsurance of 80% of Eagle Life's fixed index and multi-year rate guaranteed annuities to Athene. The reinsurance agreements specify that the coinsurance percentage for Eagle Life's fixed index annuities decreases to 50% for policies issued between January 1, 2016 and December 31, 2018, and to 20% for policies issued on or after January 1, 2019. Eagle Life remains liable to policyholders with respect to the policy liabilities ceded to Athene should Athene fail to meet the obligations it has reinsured. The Eagle Life annuity deposits ceded to Athene will be held in the trust referred to above for the benefit of American Equity Life and Eagle Life. None of Eagle Life's coinsurance deposits with Athene are deemed by management to be uncollectible.
Financing Arrangements
American Equity Life has two reinsurance transactions with Hannover Life Reassurance Company of America, ("Hannover"), which are treated as reinsurance under statutory accounting practices and as financing arrangements under U.S. generally accepted accounting principles ("GAAP"). The statutory surplus benefits under these agreements are eliminated under GAAP and the associated charges are recorded as risk charges and included in other operating costs and expenses in the consolidated statements of operations. The transactions became effective March 31, 2011 (the "2011 Hannover Transaction") and July 1, 2013 (the "2013 Hannover Transaction"). The 2011 Hannover Transaction terminates on March 31, 2016, and the statutory surplus benefit is reduced over a five year period and is eliminated upon termination.
The 2011 Hannover Transaction is a coinsurance and yearly renewable term reinsurance agreement for statutory purposes and provided $49.2 million in net pretax statutory surplus benefit at inception in 2011. Pursuant to the terms of this agreement, pretax statutory surplus was reduced by $11.3 million, $11.8 million and $9.2 million in 2013, 2012 and 2011, respectively, and is expected to be reduced as follows: 2014—$10.8 million, 2015—$10.3 million and 2016—$2.5 million. These amounts include risk charges equal to 1.25% of the pretax statutory surplus benefit as of the end of each calendar quarter.
The 2013 Hannover Transaction is a yearly renewable term reinsurance agreement for statutory purposes covering 45.6% of waived surrender charges related to penalty free withdrawals, deaths and lifetime income benefit rider payments as well as lifetime income benefit rider payments in excess of policy fund values on certain business. We may recapture the risks reinsured under this agreement as of the end of any quarter after June 30, 2016. However, the agreement, as amended, makes it punitive to us if we do not recapture the business ceded no later than the first quarter of 2018. The reserve credit recorded on a statutory basis by American Equity Life was $288.2 million at December 31, 2013. We pay quarterly reinsurance premiums under this agreement with an experience refund calculated on a quarterly basis and a risk charge equal to 1.25% of the pretax statutory surplus benefit as of the end of each calendar quarter. The 2013 Hannover Transaction replaces a similar reinsurance agreement with Hannover that was recaptured simultaneously with entering into the 2013 Hannover Transaction. The reserve credit recorded on a statutory basis by American Equity Life was $180.3 million at December 31, 2012 under the recaptured agreement.
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
The maximum loss retained by us on all life insurance policies we have issued was $0.1 million or less as of December 31, 2013. American Equity Life's reinsured business under indemnity reinsurance agreements is primarily ceded to two reinsurers. Reinsurance related to life and accident and health insurance that was ceded by us to these reinsurers was immaterial.
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
Our life subsidiaries are subject to periodic examinations by state regulatory authorities. The Iowa Insurance Division has begun a financial examination of American Equity Investment Life Insurance Company for the period ending December 31, 2013. In 2014, the New York Insurance Department completed an examination of American Equity Investment Life Insurance Company of New York as of December 31, 2010. There were no adjustments to American Equity Investment Life Insurance Company of New York's 2010 statutory financial statements as a result of this examination. The New York Insurance Department has indicated that they will begin a financial examination of American Equity Investment Life Insurance Company of New York for the period ending December 31, 2013 in 2014.

The payment of dividends or the distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary's state of domicile's insurance department. Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's statutory net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory surplus at the preceding December 31. For 2014, up to $195.0 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had $926.7 million of statutory earned surplus at December 31, 2013.
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
Historically, the federal government has not directly regulated the business of insurance. However, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation can significantly affect the insurance business. Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") generally provides for enhanced federal supervision of financial institutions, including insurance companies in certain circumstances, and financial activities that represent a systemic risk to financial stability or the U.S. economy. Under the Dodd-Frank Act, a Federal Insurance Office has been established within the U.S. Treasury Department to monitor all aspects of the insurance industry and its authority may extend to our business, although the Federal Insurance Office is not empowered with any general regulatory authority over insurers. The director of the Federal Insurance Office serves in an advisory capacity to the newly established Financial Stability Oversight Council and will have the ability to recommend that an insurance company be subject to heightened prudential standards by the Federal Reserve, if it is determined that financial distress at the company could pose a threat to financial stability in the U.S. The Dodd-Frank Act also provides for the preemption of state laws when inconsistent with certain international agreements.
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

•	the implementation of non-statutory guidelines and the circumstances under which dividends may be paid;

•	principles-based reserving;

•	own risk solvency assessment;

•	product approvals;

•	agent licensing;

•	underwriting practices; and

•	life insurance and annuity sales practices.
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
The NAIC's RBC requirements provide for four levels of regulatory attention depending on the ratio of a company's total adjusted capital to its RBC. Adjusted capital is defined as the total of statutory capital and surplus, asset valuation reserve and certain other adjustments. Calculations using the NAIC formula at December 31, 2013, indicated that American Equity Life's ratio of total adjusted capital to the highest level at which regulatory action might be initiated was 344%.
Our life subsidiaries also may be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. Assessments related to business reinsured for periods prior to the effective date of the reinsurance are the responsibility of the ceding companies. In 2013, the amount of expense recognized due to guaranty fund assessments was larger than normal as we incurred $8.5 million due to guaranty fund assessments related to the insolvency of Executive Life Insurance Company of New York.

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
Beginning in 2013, distributions from non-qualified annuity policies are now considered "investment income" for purposes of the newly enacted Medicare tax on investment income contained in the Health Care and Education Reconciliation Act of 2010. As a result, in certain circumstances a 3.8% tax ("Medicare Tax") may be applied to some or the entire taxable portion of distributions from non-qualified annuities to individuals whose income exceeds certain threshold amounts. This tax may have an adverse effect on our ability to sell non-qualified annuities to individuals whose income exceeds these threshold amounts.
Employees
As of December 31, 2013, we had 416 full-time employees. We have experienced no work stoppages or strikes and consider our relations with our employees to be excellent. None of our employees are represented by a union.
ITEM 1A.    RISK FACTORS
We are exposed to significant financial and capital risk, including changing interest rates, credit spreads and equity prices which may have an adverse effect on sales of our products, profitability, investment portfolio and reported book value per share.
Future changes in interest rates, credit spreads and equity and bond indices may result in fluctuations in the income derived from our investments. These and other factors could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Due to the long-term nature of our annuity liabilities, sustained declines in long-term interest rates may result in increased redemptions of our fixed maturity securities that are subject to call redemption prior to maturity by the issuer or prepayments of commercial mortgage loans and expose us to reinvestment risk. If we are unable to reinvest the proceeds from such redemptions into investments with credit quality and yield characteristics of the redeemed or prepaid investments, our net income and overall financial performance may be adversely affected. We have a certain ability to mitigate this risk by lowering crediting rates on our products subject to certain restrictions as discussed below.
Our exposure to credit spreads is related to market price and changes in cash flows related to changes in credit spreads. If credit spreads widen significantly it could result in greater investment income on new investments but would also indicate growing concern about the ability of credit issuers to service their debt which could result in additional other than temporary impairments. If credit spreads tighten significantly it could result in reduced net investment income from new purchases of fixed maturity securities or fundings of commercial mortgage loans.
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
Credit and cash flow assumption risk is the risk that issuers of securities, mortgagees on mortgage loans or other parties, including derivatives counterparties, default on their contractual obligations or experience adverse changes to their contractual cash flow streams. We attempt to minimize the adverse impact of this risk by monitoring portfolio diversification by asset class, creditor, industry, and by complying with investment limitations governed by state insurance laws and regulations as applicable. We also consider all relevant objective information available in estimating the cash flows related to residential and commercial mortgage backed securities.

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
Prolonged periods of low interest rates may have a negative impact on our ability to sell our fixed index annuities as consumers look for other savings instruments with potentially higher yields to fund retirement. In times of low interest rates, such as we have been experiencing since 2010 and which we may continue to experience in 2014, it is difficult to offer attractive rates and benefits to customers while maintaining profitability, which may limit sales growth of interest sensitive products.
Sustained declines in interest rates may subject us to lower returns on our invested assets, and we have had to and may have to continue to invest the cash we receive from premiums and interest or return of principal on our investments in instruments with yields less than those we currently own. This may reduce our future net investment income and compress the spread on our annuity products. Further, borrowers may prepay fixed maturity securities in order to borrow at lower market rates. Any related prepayment fees are recorded in net investment income and may create income statement volatility.
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
During such times, we may offer higher crediting rates on new sales of annuity products and increase crediting rates on existing annuity products to maintain or enhance product competitiveness. We may not be able to purchase enough higher yielding assets necessary to fund higher crediting rates and maintain our desired spread, which could result in lower profitability on our business. Alternatively, if we seek to maintain profitability of our products in rising interest rate environments it may be difficult to position our products to offer attractive rates and benefits to customers which may limit sales growth of interest sensitive products.

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
Commercial mortgage loans have faced heightened delinquency and default risk since 2010 due to recent economic conditions which have had a negative impact on the performance of the underlying collateral, resulting in declining values and an adverse impact on the obligors of such instruments. An increase in the default rate of our commercial mortgage loan investments could have an adverse effect on our business, financial condition and results of operations.
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
Recovery from the most recent recession in the United States has proven to be slow and long-term. Although unemployment rates and average household income levels have improved during 2013 there is continuing market uncertainty which has directly and materially affected our investment portfolio. One of the strategies used by the U.S. government to stimulate the economy has been to keep interest rates low and increase the supply of United States dollars. While these strategies have appeared to be somewhat successful, any future economic downturn or market disruption could negatively impact our ability to invest funds.
Specifically, if market conditions deteriorate in 2014 or beyond:

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
Governmental initiatives intended to improve global and local economies may be accompanied by other initiatives, including new capital requirements or other regulations, that could materially affect our business, results of operations, financial condition and liquidity in ways that we cannot predict.
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
We operate in a highly competitive industry. Many of our competitors are substantially larger and enjoy substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships. Our annuity products compete with index, fixed rate and variable annuities sold by other insurance companies and also with mutual fund products, traditional bank products and other retirement funding alternatives offered by asset managers, banks and broker-dealers. Our insurance products compete with those of other insurance companies, financial intermediaries and other institutions based on a number of factors, including premium rates, policy terms and conditions, service provided to distribution channels and policyholders, ratings by rating agencies, reputation and distributor compensation.
While we compete with numerous other companies, we view the following as our most significant competitors:

•	Allianz Life Insurance Company of North America;

•	Security Benefit Life;

•	Great American Life Insurance Company;

•	Athene USA Corp;

•	EquiTrust Life Insurance Company;

•	Midland National Life Insurance Company; and

•	North American Company for Life and Health Insurance.
Our ability to compete depends in part on returns and other benefits we make available to our policyholders through our annuity contracts. We will not be able to accumulate and retain assets under management for our products if our investment results underperform the market or the competition, since such underperformance likely would result in lower rates to policyholders which could lead to withdrawals and reduced sales.
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
Our life insurance subsidiaries cede certain policies to other insurance companies through reinsurance agreements. American Equity Life has entered into two coinsurance agreements with EquiTrust covering $0.9 billion of policy benefit reserves at December 31, 2013 and American Equity Life has two coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda, covering $2.1 billion of policy benefit reserves at December 31, 2013. Since Athene is an unauthorized reinsurer, the annuity deposits that have been ceded to Athene are held in a trust and American Equity Life is named as the sole beneficiary of the trust. The assets in the trust are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the assets in the trust would ever reach a point where it is less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in a trust for the amount of any shortfall. We remain liable with respect to the policy liabilities ceded to EquiTrust and Athene should either fail to meet the obligations assumed by them.
In addition, we have entered into other types of reinsurance contracts including indemnity reinsurance and financing arrangements. Should any of these reinsurers fail to meet the obligations assumed under such contracts, we remain liable with respect to the liabilities ceded.
Any disruption in our ability to maintain our reinsurance program may hinder our ability to manage our regulatory capital.
No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to accept an increase in our net liability exposure or a decrease in our statutory surplus, reduce the amount of business we write or develop other alternatives to reinsurance.

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
Our results of operations and financial condition depend on the accuracy of management assumptions and estimates.
Assumptions and estimates are made regarding expenses and interest rates, tax liability, contingent liabilities, investment performance and other factors related to our business and anticipated results. We rely on these assumptions and estimates when determining period end accruals, future earnings and various components of our consolidated balance sheet. All assumptions and estimates utilized incorporate many factors, none of which can be predicted with certainty. Our actual experiences, as well as changes in estimates, are used to prepare our consolidated statement of operations. To the extent our actual experience and changes in estimates differ from original estimates, our results of operations and financial condition could be materially adversely affected.
The calculations we use to estimate various components of our consolidated balance sheet and consolidated statement of operations are necessarily complex and involve analyzing and interpreting large quantities of data. The assumptions and estimates required for these calculations involve judgment and by their nature are imprecise and subject to changes and revisions over time. Accordingly, our results may be adversely affected from time to time by actual results differing from assumptions, by changes in estimates and by changes resulting from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.
We may face unanticipated losses if there are significant deviations from our assumptions regarding the probabilities that our annuity contracts will remain in force from one period to the next.
The expected future profitability of our annuity products is based in part upon expected patterns of premiums, expenses and benefits using a number of assumptions, including those related to the probability that a policy or contract will remain in force, or persistency, and mortality. Since no insurer can precisely determine persistency or mortality, actual results could differ significantly from assumptions, and deviations from estimates and assumptions could have a material adverse effect on our business, financial condition or results of operations. For example, actual persistency that is lower than our assumptions could have an adverse impact on future profitability, especially in the early years of a policy or contract primarily because we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy.
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
We have experienced rapid growth since our formation in December 1995. We intend to continue to grow by recruiting new independent agents, increasing the productivity of our existing agents, expanding our insurance distribution network, developing new products, and continuing to develop new incentives for our sales agents. Future growth will impose significant added responsibilities on our management, including the need to identify, recruit, maintain and integrate additional employees, including management. There can be no assurance that we will be successful in expanding our business or that our systems, procedures and controls will be adequate to support our operations as they expand. In addition, due to our rapid growth and resulting increased size, it may be necessary to expand the scope of our investing activities to asset classes in which we historically have not invested or have not had significant exposure. If we are unable to adequately manage our investments in these classes, our financial condition or operating results in the future could be less favorable than in the past. Further, we have utilized reinsurance in the past to support our growth. The future availability and cost of reinsurance is uncertain. Our failure to manage growth effectively, or our inability to recruit, maintain and integrate additional qualified employees and independent agents, could have a material adverse effect on our business, financial condition or results of operations. In addition, due to our rapid growth, our historical growth rates are not likely to accurately reflect our future growth rates or our growth potential. We cannot assure you that our future revenues will increase or that we will continue to be profitable.
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
Our operations support complex transactions and are highly dependent on the proper functioning of information technology and communication systems. Any failure of our information technology or communications systems may result in a materially adverse effect on our results of operations and corporate reputation.
While systems and processes are designed to support complex transactions and avoid systems failure, fraud, information security failures, processing errors and breaches of regulation, any failure could lead to a materially adverse effect on our results of operations and corporate reputation. In addition, we must commit significant resources to maintain and enhance our existing systems in order to keep pace with industry standards and customer preferences. If we fail to keep up-to-date information systems, we may not be able to rely on information for product pricing, risk management and underwriting decisions. In addition, even though backup and recovery systems and contingency plans are in place, we cannot assure investors that interruptions, failures or breaches in security of these processes and systems will not occur, or if they do occur, that they can be adequately addressed. The occurrence of any of these events could have a materially adverse effect on our business, results of operations and financial condition.
An information technology failure or security breach may disrupt our business, damage our reputation and adversely affect our results of operations, financial condition and cash flows.
We use information technology ("IT") to store, retrieve, evaluate and utilize customer and company data and information. Our business is highly dependent on our ability to access IT systems to perform necessary business functions such as providing customer support, making changes to existing policies, filing and paying claims, managing our investment portfolios and producing financial statements. While we have policies, procedures, automation and backup plans designed to prevent or limit the effect of failure, our IT may be vulnerable to disruptions or breaches as a result of natural disasters, man-made disasters, criminal activity, pandemics or other events beyond our control. The failure of our IT for any reason could disrupt our operations, result in the loss of customers and may adversely affect our business, results of operations and financial condition.
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
We distribute our annuity products through a variable cost distribution network which includes approximately 45 national marketing organizations and over 27,000 independent agents. We must attract and retain such marketers and agents to sell our products. Insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers and agents primarily on the basis of our financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers and agents also depends upon the long-term relationships we develop with them. If we are unable to attract and retain sufficient marketers and agents to sell our products, our ability to compete and our revenues would suffer.

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
We are subject to regulation under applicable insurance statutes, including insurance holding company statutes, in the various states in which our life insurance subsidiaries transact business. Our life insurance subsidiaries are domiciled in Iowa and New York. We are currently licensed to sell our products in 50 states and the District of Columbia. Insurance regulation is intended to provide safeguards for policyholders rather than to protect shareholders of insurance companies or their holding companies. As increased scrutiny has been placed upon the insurance regulatory framework, a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and holding company systems.
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
The Dodd-Frank Act also established a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. The director of the Federal Insurance Office is a non-voting member of FSOC and can provide guidance regarding insurance company designations as systemically important. The Dodd-Frank Act also provides for the pre-emption of state laws in certain instances involving the regulation of reinsurance and other limited insurance matters. The Dodd-Frank Act requires extensive rule-making and other future regulatory action, which in some cases will take a period of years to implement. It is not possible at this time to assess the impact on our business of the establishment of the Federal Insurance Office and the FSOC. However, the regulatory framework at the state and federal level applicable to our insurance products is evolving. The changing regulatory framework could affect the design of such products and our ability to sell certain products. Any changes in these laws and regulations could materially and adversely affect our business, financial condition or results of operations.

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
The regulatory framework at the state and federal level applicable to our insurance products is evolving. The changing regulatory framework could affect the design of such products and our ability or the ability of our agents to sell certain products. Any changes in these laws and regulations could materially and adversely affect our business, financial condition or results of operations.
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
Beginning in 2013, distributions from non-qualified annuity policies are now considered "investment income" for purposes of the newly enacted Medicare tax on investment income contained in the Health Care and Education Reconciliation Act of 2010. As a result, in certain circumstances a 3.8% tax (“Medicare Tax”) may be applied to some or all of the taxable portion of distributions from non-qualified annuities to individuals whose income exceeds certain threshold amounts. This tax may have an adverse effect on our ability to sell non-qualified annuities to individuals whose income exceeds these threshold amounts.
We face risks relating to litigation, including the costs of such litigation, management distraction and the potential for damage awards, which may adversely impact our business.
We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulatory bodies, such as state insurance departments, the SEC, the Financial Industry Regulatory Authority, Inc. ("FINRA"), the Department of Labor and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974, as amended, and laws governing the activities of broker-dealers. Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We recently entered into a settlement with respect to a purported class action lawsuit involving allegations that generally attack the suitability of sales of deferred annuity products to persons over the age of 65. While settlement has been approved by the district court and the case dismissed, such ruling remains subject to appeal. The settlement is contingent upon final court approval and appeal. See Note 13 to our audited consolidated financial statements.
A downgrade in our credit or financial strength ratings may increase our future cost of capital, reduce new sales, adversely affect relationships with distributors and increase policy surrenders and withdrawals.
Currently, our senior unsecured indebtedness carries, a "BB+" rating with a positive outlook from Standard & Poor's, a BB+ rating with a stable outlook from Fitch Ratings, and a "bbb-" rating with a stable outlook from A.M. Best Company. Our ability to maintain such ratings is dependent upon the results of operations of our subsidiaries and our financial strength. If we fail to preserve the strength of our balance sheet and to maintain a capital structure that rating agencies deem suitable, it could result in a downgrade of the ratings applicable to our senior unsecured indebtedness. A downgrade would likely reduce the fair value of the common stock and may increase our future cost of capital.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We lease commercial office space in one building in West Des Moines, Iowa, for our principal offices under an operating lease that expires on November 30, 2026. We also lease our office in Pell City, Alabama, pursuant to an operating lease that expires on December 31, 2014. We are fully utilizing these facilities and believe both locations to be sufficient to house our operations for the foreseeable future.
Item 3.    Legal Proceedings
See Note 13 to our audited consolidated financial statements.
Item 4.    Mine Safety Disclosures
None
PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol AEL. The following table sets forth the high and low prices of our common stock as quoted on the NYSE.

	High	Low
2013
First Quarter	$15.03	$12.33
Second Quarter	$16.60	$14.03
Third Quarter	$21.42	$15.64
Fourth Quarter	$26.46	$20.01
2012
First Quarter	$13.09	$10.13
Second Quarter	$12.95	$10.00
Third Quarter	$12.41	$10.62
Fourth Quarter	$12.40	$10.56
As of February 19, 2014, there were approximately 16,641 holders of our common stock. In 2013 and 2012, we paid an annual cash dividend of $0.18 and $0.15, respectively, per share on our common stock. We intend to continue to pay an annual cash dividend on such shares so long as we have sufficient capital and/or future earnings to do so. However, we anticipate retaining most of our future earnings, if any, for use in our operations and the expansion of our business. Any further determination as to dividend policy will be made by our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.
Since we are a holding company, our ability to pay cash dividends depends in large measure on our subsidiaries' ability to make distributions of cash or property to us. Iowa insurance laws restrict the amount of distributions American Equity Life can pay to us without the approval of the Iowa Insurance Commissioner. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12 to our audited consolidated financial statements, which are incorporated by reference in this Item 5.
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities for the quarter ended December 31, 2013.

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

	Year ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues
Premiums and other considerations	$45,347	$76,675	$118,912	$75,558	$37,954
Annuity product charges	103,591	89,006	76,189	69,075	63,358
Net investment income	1,383,927	1,286,923	1,218,780	1,036,106	932,172
Change in fair value of derivatives	1,076,015	221,138	(114,728)	168,862	216,896
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	40,561	(6,454)	(18,641)	23,726	51,279
Net OTTI losses recognized in operations	(6,234)	(14,932)	(33,976)	(23,867)	(86,771)
Total revenues	2,610,692	1,652,356	1,246,536	1,349,168	1,214,213
Benefits and expenses
Insurance policy benefits and change in future policy benefits	53,071	81,481	115,291	70,115	39,300
Interest sensitive and index product benefits	1,272,867	808,479	775,097	734,930	342,772
Change in fair value of embedded derivatives	133,968	286,899	(105,194)	130,950	529,508
Amortization of deferred sales inducements and policy acquisition costs	618,581	252,076	215,259	196,261	128,008
Interest expense on notes payable and subordinated debentures	50,958	41,937	45,610	37,031	30,672
Other operating costs and expenses	91,915	95,495	67,559	114,615	57,789
Total benefits and expenses	2,221,360	1,566,367	1,113,622	1,283,902	1,128,049
Income before income taxes	389,332	85,989	132,914	65,266	86,164
Income tax expense	136,049	28,191	46,666	22,333	17,634
Net income	$253,283	$57,798	$86,248	$42,933	$68,530

Per Share Data:
Earnings per common share	$3.86	$0.94	$1.45	$0.73	$1.22
Earnings per common share—assuming dilution	3.38	0.89	1.37	0.68	1.18
Dividends declared per common share	0.18	0.15	0.12	0.10	0.08

Non-GAAP Financial Measures (a):
Reconciliation of net income to operating income:
Net income	$253,283	$57,798	$86,248	$42,933	$68,530
Net realized gains (losses) and net OTTI losses on investments, net of offsets	(11,702)	8,648	18,354	379	(1,339)
Change in fair value of derivatives and embedded derivatives - index annuities, net of offsets	(98,704)	31,246	30,086	38,114	29,961
Change in fair value of derivatives and embedded derivatives - debt, net of income taxes	(1,192)	2,915	(1,035)	53	(9)
Extinguishment of debt, net of income taxes	21,716	—	—	171	687
Effect of counterparty default, net of offsets	—	—	—	—	3,948
Litigation reserve, net of offsets	19	9,580	—	27,297	—
Operating income	$163,420	$110,187	$133,653	$108,947	$101,778
Operating income per common share	$2.49	$1.80	$2.25	$1.86	$1.81
Operating income per common share—assuming dilution	2.18	1.69	2.12	1.70	1.75

	As of and for the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Consolidated Balance Sheet Data:
Total investments	$30,346,654	$27,537,210	$24,383,451	$19,816,931	$15,374,110
Total assets	39,621,499	35,133,478	30,874,719	26,426,763	21,312,004
Policy benefit reserves	35,789,655	31,773,988	28,118,716	23,655,807	19,336,221
Notes payable	549,958	309,869	297,608	330,835	316,468
Subordinated debentures	246,050	245,869	268,593	268,435	268,347
Accumulated other comprehensive income (loss) ("AOCI")	46,196	686,807	457,229	81,820	(30,456)
Total stockholders' equity	1,384,687	1,720,237	1,408,679	938,047	754,623

Other Data:
Life subsidiaries' statutory capital and surplus and asset valuation reserve	1,995,658	1,741,638	1,655,205	1,456,679	1,239,651
Life subsidiaries' statutory net gain from operations before income taxes and realized capital gains (losses)	305,628	182,057	344,538	322,133	253,146
Life subsidiaries' statutory net income	205,112	79,644	167,925	172,865	116,895
Book value per share (b)	19.40	27.46	23.82	16.07	13.08
Book value per share, excluding AOCI (b)	18.75	16.49	16.09	14.67	13.61

(a)
In addition to net income, we have consistently utilized operating income, operating income per common share and operating income per common share—assuming dilution, non-GAAP financial measures commonly used in the life insurance industry, as economic measures to evaluate our financial performance. Operating income equals net income adjusted to eliminate the impact of net realized gains and losses on investments including net OTTI losses recognized in operations, fair value changes in derivatives and embedded derivatives, loss on extinguishment of debt, the effect of counterparty default on expired call options and changes in litigation reserves. Because these items fluctuate from year to year in a manner unrelated to core operations, we believe measures excluding their impact are useful in analyzing operating trends. We believe the combined presentation and evaluation of operating income together with net income provides information that may enhance an investor's understanding of our underlying results and profitability.

(b)
Book value per share and book value per share excluding AOCI is calculated as total stockholders' equity and total stockholders' equity excluding AOCI divided by the total number of shares of common stock outstanding. AOCI fluctuates from year to year due to unrealized changes in the fair value of available for sale investments. Common shares outstanding include shares held by the NMO Deferred Compensation Trust and exclude unallocated shares held by our employee stock ownership plan—see Note 11 to our audited consolidated financial statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our consolidated financial position at December 31, 2013 and 2012, and our consolidated results of operations for the three years in the period ended December 31, 2013, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our audited consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this report.
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
Executive Summary
Since our formation in 1995, we have emphasized industry leading customer service to both our distribution force and our policyholders. We believe this to be a major part of our ability to attract production from our independent agent network as well as maintain a low rate of policy surrenders. Excellent customer service teamed with our ability to design innovative insurance products that provide principal protection and tax deferred growth have continued to result in significant sales of our annuity products. In 2013, our sales increased 7% to $4.2 billion which has resulted in cash and investments in excess of $31 billion at December 31, 2013. Our sales for the last five years have ranged from $3.7 billion to $5.1 billion and we have exceeded $4 billion in sales in three of those years. We have applied a conservative investment strategy to the annuity deposits we continue to manage which has provided reliable returns on our invested assets. Our profitability has also been driven by maintaining an efficient operation.
We are currently in the midst of an unprecedented period of low interest rates. In response to this persistent low interest rate environment, we have been reducing policyholder crediting rates for new annuities and existing annuities since the fourth quarter of 2011. Spread results for 2013 and 2012 reflect the benefit from these reductions; however, the reductions in cost of money were offset by continued lower yields available on investments including those purchased with the reinvestment of proceeds from calls of callable bonds in our investment portfolio. We expect to continue to manage policyholder crediting rates with the objective of restoring our investment spread to our 3.00% target. We have on average 0.60% of room to reduce rates before we would reach minimum guaranteed rates on our entire book of business.
Our investment spread in 2013 and 2012 (see Our Business and Profitability) was impacted by shortfalls in investment income from excess liquidity resulting from a lag in the reinvestment of proceeds of government agency bonds called for redemption. The callable government agency securities have been a cornerstone of our investment portfolio since our formation. Through the years they have provided acceptable yields that met our spread requirements without any risk-based capital charges. We went through several cycles of calls on these securities and each time we have reinvested a portion of the call redemption proceeds into new callable government agency securities. This kept cash balances low but perpetuated the call risk. In 2011, we had $3.1 billion in such securities called and purchased $3.7 billion for a $600 million net purchase of callable government agency securities. However, in 2012, we only purchased $948.9 million compared to $4.3 billion in calls. Consequently, we managed excess cash and other short-term investments throughout 2012 and into the third quarter of 2013 when we became fully invested. See Results of Operations—Net investment income for additional information regarding our excess liquidity.
In 2013, we issued $400 million of senior unsecured notes due 2021 (the "2021 Notes") and retired $184 million aggregate principal amount of three convertible note issues. The total consideration paid to retire the convertible notes included $219 million of cash and 5.5 million shares of our common stock. In the short-term, these convertible debt retirements reduced net income and book value per share. However, these retirements are expected to provide long-term benefit by eliminating potential additional dilution from further increases in our stock price. At December 31, 2013, we had $206 million of net proceeds remaining from the 2021 Notes offering which we intend to use to retire the $160 million aggregate principal amount of convertible notes that were outstanding at December 31, 2013. The form and timing of additional convertible debt retirements will be dependent upon market conditions and other factors and there can be no assurance that any such transactions will be completed prior to the December 2014 call date for our 5.25% Contingent Convertible Senior Notes due 2029 (the "2029 notes") or the September 2015 maturity date for our 3.50% Convertible Senior Notes due 2015 (the "2015 notes").

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
Our business model contemplates continued growth in invested assets and operating income while maintaining a high quality investment portfolio that will not experience significant losses from impairments of invested assets. Growth in invested assets is predicated on a continuation of our high sales achievements of the last five years while at the same time maintaining a high level of retention of the funds received. The economic and personal investing environments continue to be conducive for high sales levels as retirees and others look to put their money in instruments that will protect their principal and provide them with consistent cash flow sources in their retirement years. We are committed to maintaining a high quality investment portfolio with limited exposure to below investment grade securities and other riskier assets.
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Year Ended December 31,
	2013	2012	2011
Average yield on invested assets	4.98%	5.28%	5.80%
Aggregate cost of money	2.26%	2.58%	2.77%
Aggregate investment spread	2.72%	2.70%	3.03%

Impact of:
Investment yield - additional prepayment income	0.06%	0.06%	—%
Cost of money benefit from over hedging	0.02%	0.01%	0.06%
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

Results of Operations for the Three Years Ended December 31, 2013
Annuity deposits by product type collected during 2013, 2012 and 2011, were as follows:

	Year Ended December 31,
Product Type	2013	2012	2011
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$2,861,977	$2,225,902	$2,839,295
Fixed strategy	1,020,447	1,208,324	1,377,987
	3,882,424	3,434,226	4,217,282
Fixed rate annuities:
Single-year rate guaranteed	71,944	98,821	169,304
Multi-year rate guaranteed	205,978	249,228	397,925
Single premium immediate annuities	52,142	164,657	305,603
	330,064	512,706	872,832
Total before coinsurance ceded	4,212,488	3,946,932	5,090,114
Coinsurance ceded	182,616	203,734	326,531
Net after coinsurance ceded	$4,029,872	$3,743,198	$4,763,583
Annuity deposits before coinsurance ceded increased 7% during 2013 compared to 2012 and decreased 22% during 2012 compared to 2011. We attribute the continuing significant sales of our products to several factors including the highly competitive rates on our products, our continued strong relationships with our national marketing organizations and field force of licensed independent insurance agents, the increased attractiveness of safe money products in volatile markets, lower interest rates on competing products such as bank certificates of deposit and product enhancements including a new generation of guaranteed income lifetime withdrawal benefit riders. We attribute the decrease in annuity deposits in 2012 compared to 2011 to certain competitors who were more aggressive in their product pricing. In addition, sales for 2011 benefited from higher demand in advance of rate decreases implemented during that period. The extent to which our high level of sales will be sustained in future periods is uncertain.
We believe our existing statutory capital and surplus and the statutory surplus we expect to generate internally through statutory earnings will support a higher level of new business growth than in previous years. However, while we have the capital resources to accept more business than was sold in 2013, our capacity is not unlimited and sales growth must be matched with available resources to maintain desired financial strength ratings from credit rating agencies and in particular, A.M. Best Company. Should sales growth accelerate to levels that cannot be supported by internal capital generation, we would intend to obtain capital from external sources to facilitate such growth.
Net income, in general, has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 14% to $29.5 billion for the year ended December 31, 2013 compared to $26.0 billion in 2012 and 16% for the year ended December 31, 2012 compared to $22.4 billion in 2011. Our investment spread measured in dollars was $695.6 million, $596.7 million, and $585.9 million for the years ended December 31, 2013, 2012 and 2011. As previously mentioned, our investment spread in 2013 and 2012 has been negatively impacted by both the extended low interest rate environment and our excess liquidity due to calls of our United States government agency securities (see Net investment income). In addition, net income for the year ended December 31, 2013 was positively impacted by a decrease in the change in fair value of index annuity embedded derivatives due to an increase in the discount rates used to estimate our embedded derivative liabilities (see Change in fair value of embedded derivatives).
Net income for 2012 was negatively affected by the prospective adoption on January 1, 2012, of an accounting standards update that defines the types of costs that are deferrable with policy acquisition. This resulted in $9.1 million of costs that were expensed as incurred during the year ended December 31, 2013, which under the accounting method in effect for the years ended December 31, 2011, would have been capitalized as deferred policy acquisition costs and amortized in future periods. This change in accounting, including the impact on related amortization expense, resulted in a $5.8 million decrease in net income for the year ended December 31, 2012.

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

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Increased (decreased) amortization of deferred sales inducements	$(11,138)	$(199)	$(4,979)
Increased (decreased) amortization of deferred policy acquisition costs	(18,519)	3,738	(9,132)
Increased (decreased) net income	19,099	(2,243)	9,088
Net income for 2013 and 2012 was positively impacted by a revision of assumptions used in determining liabilities for living income benefit riders. This revision was consistent with unlocking for deferred policy acquisition costs and deferred sales inducements. The impact decreased interest sensitive and index product benefits by $1.8 million and $2.2 million and increased net income by $1.1 million and $1.4 million for the years ended December 31, 2013 and 2012, respectively.
In 2013, we retired $184 million aggregate principal amount of three issues of convertible notes. The loss on retirement was $32.5 million ($21.7 million after income taxes). In connection with the retirement of the 2015 notes, we entered into early termination agreements for a corresponding amount of the related 2015 notes hedges and the 2015 warrants which resulted in a $3.4 million decrease in net income for 2013 (see Note 5 to our audited consolidated financial statements).
In 2012, we established an estimated litigation liability of $17.5 million ($9.6 million after offsets for income taxes and adjustments to deferred policy acquisition costs and deferred sales inducements) based upon developments in mediation discussions concerning potential settlement terms of a purported class action lawsuit. See Note 13 to our audited consolidated financial statements.
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
Operating income, a non-GAAP financial measure (see reconciliation to net income in Item 6. Selected Consolidated Financial Data) increased 48% to $163.4 million in 2013 and decreased 18% to $110.2 million in 2012 from $133.7 million in 2011.
In addition to net income, we have consistently utilized operating income, a non-GAAP financial measure commonly used in the life insurance industry, as an economic measure to evaluate our financial performance. Operating income equals net income adjusted to eliminate the impact of net realized gains and losses on investments including net OTTI losses recognized in operations, fair value changes in derivatives and embedded derivatives, loss on extinguishment of debt, and changes in litigation reserves. Because these items fluctuate from year to year in a manner unrelated to core operations, we believe measures excluding their impact are useful in analyzing operating trends. We believe the combined presentation and evaluation of operating income together with net income provides information that may enhance an investor's understanding of our underlying results and profitability.
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

Amounts attributable to the fair value accounting for fixed index annuity derivatives and embedded derivatives fluctuate from year to year based upon changes in the fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in the interest rates used to discount the embedded derivative liability. The amounts disclosed in the reconciliation in Item 6. Selected Consolidated Financial Data are net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and income taxes. The significant changes in the impact from this item disclosed in the reconciliation in Item 6. Selected Consolidated Financial Data relate primarily to changes in the discount rates used to estimate our embedded derivative liabilities, which increased in 2013 as a result of an increase in the general level of interest rates during 2013, and decreased in 2009 through 2012 as a result of decreases in the general level of interest rates during those years.
The impact of unlocking on operating income, including the impact of account balance true ups and adjustments to future period assumptions for interest margins and surrenders, was as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Increased (decreased) amortization of deferred sales inducements	$(12,575)	$2,451	$(7,301)
Increased (decreased) amortization of deferred policy acquisition costs	(20,460)	7,288	(12,106)
Increased (decreased) operating income	21,274	(6,285)	12,498
The revision of assumptions in 2013 and 2012 used in determining liabilities for living income benefit riders had the same effect on operating income as it had on net income as discussed previously.
Premiums and other considerations decreased 41% to $45.3 million in 2013 and 36% to $76.7 million in 2012 from $118.9 million in 2011. These revenues are comprised of life insurance premiums and premiums from life contingent single premium immediate annuities including life contingent supplemental contracts issued upon annuitization of deferred annuities. Life insurance premiums have remained consistent throughout the periods presented while premiums from life contingent single premium immediate annuities ($34.8 million, $63.8 million and $106.8 million in 2013, 2012 and 2011, respectively) have decreased over the periods because we have adjusted the rates offered on these products to be less competitive in the low interest rate environment.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 16% to $103.6 million in 2013 and 17% to $89.0 million in 2012 from $76.2 million in 2011. The components of annuity product charges are set forth in the table that follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Surrender charges	$49,193	$45,190	$49,973
Lifetime income benefit riders (LIBR) fees	54,398	43,816	26,216
	$103,591	$89,006	$76,189

Withdrawals from annuity policies subject to surrender charges	$342,087	$335,552	$378,892
Average surrender charge collected on withdrawals subject to surrender charges	14.4%	13.4%	13.1%

Fund values on policies subject to LIBR fees	$9,904,857	$8,108,573	$5,593,631
Weighted average per policy LIBR fee	0.55%	0.54%	0.47%
The increases in annuity product charges were primarily attributable to increases in fees assessed for lifetime income benefit riders due to a larger volume of business in force subject to the fee. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders. The increase in surrender charges in 2013 was primarily attributable to surrender charges of $4.7 million deducted from California policyholders surrendering their policies as a condition of receiving certain benefits in a national class action lawsuit settlement. The decrease in surrender charges in 2012 was primarily attributable to reductions in withdrawals subject to a surrender charge. The lower amount of withdrawals in 2013 and 2012 was influenced by the continuing low interest rate environment.
Net investment income increased 8% to $1.4 billion in 2013 and 6% to $1.3 billion in 2012 from $1.2 billion in 2011. The increases were principally attributable to the growth in our annuity business and corresponding increases in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 14% to $27.8 billion in 2013 and 16% to $24.4 billion in 2012 compared to $21.0 billion in 2011. The average yield earned on average invested assets was 4.98%, 5.28% and 5.80% for 2013, 2012 and 2011, respectively.

The decrease in yield earned on average invested assets in 2013 and 2012 was attributable to yields on investments purchased in those periods and 2011 being lower than the overall portfolio yield. In addition, net investment income and average yield were negatively impacted by a lag in reinvestment of proceeds from bonds called for redemption during 2013, 2012 and 2011 into new assets causing excess liquidity held in low yielding cash and other short-term investments. The average balance held in cash and short-term investments was $1.0 billion, $1.7 billion and $387.0 million in 2013, 2012 and 2011, respectively. The average yield on our cash and short-term investments was 0.38% in 2013 and 0.25% in 2012. Additionally, net investment income and average yield was positively impacted by prepayment and fee income received resulting in additional net investment income in 2013 and 2012 of $15.7 million and $14.8 million, respectively. There was no prepayment and fee income impact for 2011.
Change in fair value of derivatives consists primarily of call options purchased to fund annual index credits on fixed index annuities, the 2015 notes hedges and 2015 warrants related to our 2015 notes and an interest rate swap and interest rate caps that hedge our floating rate subordinated debentures. The components of change in fair value of derivatives are as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Call options:
Gain on option expiration	$554,218	$80,782	$155,359
Change in unrealized gain (loss)	377,785	147,828	(248,941)
2015 notes hedges	145,751	(2,488)	(21,002)
2015 warrants	(9,568)	—	—
Interest rate swap	4,973	(4,261)	(144)
Interest rate caps	2,856	(723)	—
	$1,076,015	$221,138	$(114,728)
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

Year Ended December 31,
	2013	2012	2011
S&P 500 Index
Point-to-point strategy	1.5 - 11.5%	0.0 - 12.8%	0.0% - 25.0%
Monthly average strategy	0.0 - 15.7%	0.0 - 19.3%	0.0% - 15.5%
Monthly point-to-point strategy	0.0 - 21.7%	0.0 - 18.0%	0.0% - 16.5%
Fixed income (bond index) strategies	0.0 - 8.0%	1.6 - 10.0%	1.3% - 10.0%
The change in fair value of derivatives is also influenced by the aggregate costs of options purchased. The aggregate cost of options has increased primarily due to an increased amount of fixed index annuities in force. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities.
The fair value of the 2015 notes hedges changes based upon changes in the price of our common stock, interest rates, stock price volatility, dividend yield and the time to expiration of the 2015 notes hedges. Similarly, the fair value of the conversion option obligation to the holders of the 2015 notes changes based upon these same factors and the conversion option obligation is accounted for as an embedded derivative liability with changes in fair value reported in the Change in fair value of embedded derivatives. The amount of the change in fair value of the 2015 notes hedges has historically been equal to the amount of the change in the related embedded derivative liability and there has been an offsetting expense in the change in fair value of embedded derivatives. Due to the partial unwind agreements we entered into, the amount of the change in fair value of the 2015 notes hedges was $3.8 million more than the amount of the change in the related embedded derivative liability for the year ended December 31, 2013. See Notes 5 and 9 to our audited consolidated financial statements for a discussion of the unwind agreements, the 2015 notes hedges and the 2015 notes embedded derivative liability.
The 2015 warrants were to be settled in shares of our common stock and accordingly were classified as equity in our consolidated balance sheets, and the changes in fair value of the 2015 warrants were not recognized in the consolidated financial statements. In conjunction with the retirement of a portion of the 2015 notes and related early termination of a corresponding portion of the 2015 notes hedges, a corresponding amount of the 2015 warrants were also terminated prior to maturity and settled in cash rather than shares of our common stock. Accordingly, changes in the fair value of the 2015 warrants that were terminated in 2013 prior to maturity from the dates the early termination agreements were executed through the dates of settlement are included in the consolidated statement of operations for the year ended December 31, 2013. See Notes 5 and 9 to our audited consolidated financial statements for a discussion of the 2015 warrants.

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

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$39,079	$10,906	$12,614
Gross realized losses	(6,170)	(562)	(1,423)
	32,909	10,344	11,191
Equity securities:
Gross realized gains	9,571	562	966

Other investments:
Gain on sale of real estate	2,144	5,149	377
Loss on sale of real estate	(1,317)	—	—
Impairment losses on real estate	(1,195)	(5,677)	(405)
	(368)	(528)	(28)
Mortgage loans on real estate:
Increase in allowance for credit losses	(5,621)	(16,832)	(30,770)
Recovery of specific allowance	4,070	—	—
	(1,551)	(16,832)	(30,770)
	$40,561	$(6,454)	$(18,641)
Losses in 2013 were realized primarily due to strategies to reposition the fixed maturity security portfolio that resulted in improved net investment income, risk or duration profiles as they pertain to our asset liability management. Two corporate issues were sold at a loss in 2013 due to our fundamental, long-term concern with the issuer's ability to meet its future financial obligations. See Note 4 to our audited consolidated financial statements for additional discussion of allowance for credit losses recognized on mortgage loans on real estate.
Net OTTI losses recognized in operations decreased to $6.2 million in 2013 and decreased to $14.9 million in 2012 from $34.0 million in 2011. The impairments recognized in 2012 and 2011 were primarily on residential mortgage backed securities and were principally due to changes of assumptions regarding loss severity of a number of securities we hold which affected our ongoing analysis of expected cash flow projections. See Financial Condition—Investments and Note 3 to our audited consolidated financial statements for additional discussion of write downs of securities for other than temporary impairments.
Insurance policy benefits and changes in future policy benefits decreased 35% to $53.1 million in 2013 and 29% to $81.5 million in 2012 from $115.3 million in 2011. These expenses include amounts for life insurance policies and life contingent single premium immediate annuities including life contingent supplemental contracts issued upon annuitization of deferred annuities. Amounts for life insurance policies have remained consistent throughout the periods presented while amounts related to life contingent single premium immediate annuities ($46.1 million, $73.4 million and $107.4 million in 2013, 2012 and 2011, respectively) have decreased over the periods primarily because the related premiums have decreased as discussed above under Premiums and other considerations.
Interest sensitive and index product benefits increased 57% to $1.3 billion in 2013 and 4% to $808.5 million in 2012 from $775.1 million in 2011. The components of interest sensitive and index product benefits are summarized as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Index credits on index policies	$908,717	$447,393	$448,248
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	310,369	319,121	302,031
Lifetime income benefit riders	53,781	41,965	24,818
	$1,272,867	$808,479	$775,097
The amount of index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $910.4 million, $447.2 million and $454.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in interest credited for 2013 was due to a decrease in the average rate credited to the annuity liabilities outstanding receiving a fixed rate of interest. The increase in interest credited for 2012 was due to an increase in the average amount of annuity liabilities outstanding receiving a fixed rate of interest. The average amount of annuity liabilities outstanding

(net of annuity liabilities ceded under coinsurance agreements) increased 14% to $29.5 billion in 2013 and 16% to $26.0 billion in 2012 from $22.4 billion in 2011. The increases in benefits recognized for lifetime income benefit riders were due to increases in the number of policies with lifetime income benefit riders and correlates to the increase in fees discussed in Annuity product charges.
Amortization of deferred sales inducements increased 190% to $253.1 million in 2013 and 21% to $87.2 million in 2012 from $71.8 million in 2011. In general, amortization of deferred sales inducements has been increasing each year due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 97%, 97% and 95% of our ~~total~~ net annuity deposits during 2013, 2012 and 2011, respectively. The increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with the net realized gains (losses) on investments and net OTTI losses recognized in operations and, in 2013 and 2012, amortization associated with litigation reserves. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years. Amortization of deferred sales inducements is summarized as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$143,415	$136,254	$116,938
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	103,172	(45,010)	(35,498)
Net realized gains (losses) on investments, net OTTI losses recognized in operations and changes in litigation reserves	6,526	(4,087)	(9,659)
Amortization of deferred sales inducements after gross profit adjustments	$253,113	$87,157	$71,781
See Net income and Operating income (a non-GAAP financial measure) above for discussion of the impact of unlocking on amortization of deferred sales inducements for the years ended December 31, 2013, 2012 and 2011. See Critical Accounting Policies—Deferred Policy Acquisition Costs and Deferred Sales Inducements.
Change in fair value of embedded derivatives includes changes in the fair value of the embedded derivative related to the conversion option of our 2015 notes (see Notes 5 and 9 to our audited consolidated financial statements) and changes in the fair value of our fixed index annuity embedded derivatives. The components of change in fair value of embedded derivatives are as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
2015 notes embedded conversion derivative	141,974	(2,488)	(21,002)
Fixed index annuities—embedded derivatives	(8,006)	289,387	(84,192)
	$133,968	$286,899	$(105,194)
As discussed above under Change in fair value of derivatives, the fair value of the 2015 notes embedded conversion derivative changes based upon the same factors effecting the changes in the 2015 notes hedges. The changes in the fair value of the 2015 notes embedded conversion derivative were offset by a comparable increase or decrease in the change in fair value of the 2015 notes hedges.
The change in fair value of the fixed index annuity embedded derivatives resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in Change in fair value of derivatives; (ii) changes in discount rates used in estimating our embedded derivative liabilities; and (iii) the growth in the host component of the policy liability. See Critical Accounting Policies—Policy Liabilities for Fixed Index Annuities. The primary reason for the decrease in the change in fair value of the fixed index annuity embedded derivatives during 2013 was an increase in the discount rates used in estimating our embedded derivative liabilities. The discount rates used in estimating our embedded derivative liabilities increased as a result of the increase in the general level of interest rates during 2013. The primary reasons for the increase in the change in fair value of the fixed index annuity embedded derivatives during 2012 were increases in the expected index credits that resulted from increases in the fair value of the call options acquired to fund these index credits and decreases in the discount rates used in estimating our embedded derivative liabilities.
Interest expense on notes payable increased 36% to $38.9 million in 2013 and decreased 10% to $28.5 million in 2012 from $31.6 million in 2011. The increase in 2013 was primarily due to interest expense on the $400 million of 6.625% senior unsecured notes we issued on July 17, 2013. This increase was offset by lower interest expense on our convertible senior notes as we extinguished $155.5 million principal amount of these notes during the fourth quarter of 2013 and $28.3 million principal amount of these notes during the second quarter of 2013. The decrease in 2012 was primarily due to the extinguishment of $46.3 million principal amount of our 2024 notes on December 15, 2011. See Note 9 to our audited consolidated financial statements.

Interest expense on subordinated debentures decreased 10% to $12.1 million in 2013 and 4% to $13.5 million in 2012 from $14.0 million in 2011. These decreases were primarily due to the redemption of $22 million principal amount of our 8% Convertible Junior Subordinated Debentures in July 2012 (see Note 10 to our audited consolidated financial statements) and, to a lesser extent, a decrease in 2013 in the interest on $169.6 million principal amount of the subordinated debentures that have interest based upon the three month London Interbank Offered Rate plus an applicable margin, which carried a weighted average interest rate of 4.07%, 4.35% and 4.12% for 2013, 2012 and 2011, respectively. See Financial Condition—Liabilities.
Amortization of deferred policy acquisition costs increased 122% to $365.5 million in 2013 and 15% to $164.9 million in 2012 from $143.5 million in 2011. In general, amortization of deferred policy acquisition costs has been increasing each year due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations and, in 2013 and 2012, the amortization associated with litigation reserves. As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts.
Amortization of deferred policy acquisition costs is summarized as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$215,560	$224,773	$203,296
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	141,283	(53,296)	(45,360)
Net realized gains (losses) on investments, net OTTI losses recognized in operations and changes in litigation reserves	8,625	(6,558)	(14,458)
Amortization of deferred policy acquisition costs after gross profit adjustments	$365,468	$164,919	$143,478
See Net income and Operating income (a non-GAAP financial measure) above for discussion of the impact of unlocking on amortization of deferred policy acquisition costs for the years ended December 31, 2013, 2012 and 2011. See Critical Accounting Policies—Deferred Policy Acquisition Costs and Deferred Sales Inducements.
Other operating costs and expenses decreased 4% to $91.9 million in 2013 and increased 41% to $95.5 million in 2012 from $67.6 million in 2011. The decrease in 2013 is due to a decrease in litigation expense of $16.5 million offset by an increase in expense for guaranty fund assessments of $7.6 million related to the insolvency of Executive Life Insurance Company of New York and compensation costs of $3.3 million that vary based on the Company's stock price. The increase in 2012 includes the $17.5 million estimated litigation liability that was recorded in the third quarter of 2012. Other operating expenses also increased $9.1 million during 2012 due to a change in accounting which we adopted prospectively effective January 1, 2012 for the types of costs that may be capitalized as acquisition costs of new and renewal insurance contracts (see Note 1 to our audited consolidated financial statements).
In 2013, other operating costs and expenses net of changes in litigation liabilities and guaranty fund assessments are primarily affected by increases in salaries and benefits, increased risk charges for our financing reinsurance agreement with Hannover (2013 Hannover Transaction) as well as the fluctuation in legal expense for the cost of defense of on-going litigation. Other operating costs and expenses excluding litigation expense and guaranty fund assessments discussed previously increased 7% to $82.4 million in 2013 from $77.1 million in 2012.
In 2012, other operating costs and expenses net of litigation settlements and the change in accounting were primarily affected by increases in salaries and benefits, marketing expenses and general operating expenses due to the growth of our business as well as the fluctuation in legal expense for the cost of defense of on-going litigation. Other operating costs and expense excluding the litigations settlement and the change in accounting discussed previously increased 2% to 68.9 million in 2012 from $67.5 million in 2011.
Income tax expense increased in 2013 and decreased in 2012 primarily because of the changes in income before income taxes. The effective income tax rates were 34.9%, 32.8% and 35.1% for 2013, 2012 and 2011, respectively.
Income tax expense and the resulting effective tax rate are based upon two components of income before income taxes ("pretax income") that are taxed at different tax rates. Life insurance income is generally taxed at an effective rate of approximately 35.6% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income (loss) for the parent company and other non-life insurance subsidiaries is generally taxed at an effective tax rate of 41.5% reflecting the combined federal / state income tax rates. The effective tax rates resulting from the combination of the income tax provisions for the life / non-life sources of income (loss) vary from year to year based primarily on the relative size of pretax income (loss) from the two sources. The effective income tax rate increased in 2013 because a portion of the parent company's loss on extinguishment of debt was not deductible resulting in an effective tax rate on the parent company's pretax loss that was less than 41.5%. The effective income tax rate decreased in 2012 due to new sources of net investment income that are exempt from federal income tax.

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
Insurance statutes regulate the type of investments that our life subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and our business and investment strategy, we generally seek to invest in United States government and government-sponsored agency securities, corporate securities, residential and commercial mortgage backed securities, other asset backed securities and United States municipalities, states and territories securities rated investment grade by established nationally recognized statistical rating organizations ("NRSRO's") or in securities of comparable investment quality, if not rated and commercial mortgage loans on real estate.
The composition of our investment portfolio is summarized as follows:

	December 31,
	2013		2012
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$42,925	0.2%	$5,154	—%
United States Government sponsored agencies	1,194,289	3.9%	1,772,025	6.5%
United States municipalities, states and territories	3,306,743	10.9%	3,578,323	13.0%
Foreign government obligations	91,557	0.3%	105,259	0.4%
Corporate securities	17,309,292	57.1%	14,542,860	52.8%
Residential mortgage backed securities	1,971,960	6.5%	2,888,113	10.5%
Commercial mortgage backed securities	1,735,460	5.7%	357,982	1.3%
Other asset backed securities	1,034,476	3.4%	998,508	3.6%
Total fixed maturity securities	26,686,702	88.0%	24,248,224	88.1%
Equity securities	7,778	—%	53,422	0.2%
Mortgage loans on real estate	2,581,082	8.5%	2,623,940	9.5%
Derivative instruments	856,050	2.8%	415,258	1.5%
Other investments	215,042	0.7%	196,366	0.7%
	$30,346,654	100.0%	$27,537,210	100.0%
During 2013 and 2012, we received $1.1 billion and $4.6 billion, respectively, in net redemption proceeds related to calls of our callable United States Government sponsored agency securities, of which $2.6 billion for the year ended December 31, 2012, were classified as held for investment. The proceeds from these redemptions have been reinvested primarily in United States Government sponsored agencies, corporate securities, residential and commercial mortgage backed securities and other asset backed securities classified as available for sale. We remain committed to maintaining a high quality investment portfolio with low credit risk. At December 31, 2013, 31% of our fixed income securities have call features, of which 0.5% ($0.1 billion) were subject to call redemption and another 5% ($1.2 billion) will become subject to call redemption during 2014.
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. Historically, we have had a high percentage of our fixed maturity securities in U.S. Government sponsored agency securities (for the most part Federal Home Loan Mortgage Corporation and Federal National Mortgage Association). While U.S. Government sponsored agency securities are of high credit quality, the call features resulted in our excess cash position during 2011, 2012 and the first nine months of 2013. These calls resulted from the low interest rate and tight agency spread environment. Since 2007, when we had almost 80% of our fixed maturity portfolio invested in callable agencies, we have reallocated a significant portion of our fixed maturities from the callable agency securities to other highly rated, long-term securities. The largest portion of our fixed maturity securities are now in investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities. We have also built a portfolio of residential mortgage backed securities ("RMBS") that provide our investment portfolio a source of regular cash flow and higher yielding assets than our agency securities. In addition, we have acquired a portfolio of taxable bonds issued by municipalities, states and territories of the United States that provide us with attractive yields while being consistent with our credit risk parameters. Beginning in 2012, we have increased our position in other asset backed securities as well as establishing a position in commercial mortgage backed securities ("CMBS").

A summary of our fixed maturity securities by NRSRO ratings is as follows:

	December 31,
	2013		2012
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$16,122,487	60.4%	$14,613,775	60.3%
Baa	9,147,584	34.3%	8,190,220	33.8%
Total investment grade	25,270,071	94.7%	22,803,995	94.1%
Ba	477,477	1.8%	365,102	1.5%
B	128,488	0.5%	79,789	0.3%
Caa and lower	617,900	2.3%	862,650	3.5%
In or near default	192,766	0.7%	136,688	0.6%
Total below investment grade	1,416,631	5.3%	1,444,229	5.9%
	$26,686,702	100.0%	$24,248,224	100.0%
The NAIC's Securities Valuation Office ("SVO") is responsible for the day-to-day credit quality assessment and the valuation of fixed maturity securities owned by state regulated insurance companies. The purpose of such assessment and valuation is for determining regulatory capital requirements and regulatory reporting. Insurance companies report ownership to the SVO when such securities are eligible for regulatory filings. The SVO conducts credit analysis on these securities for the purpose of assigning a NAIC designation and/or unit price. Typically, if a security has been rated by a NRSRO, the SVO utilizes that rating and assigns a NAIC designation based upon the following system:

NAIC Designation	NRSRO Equivalent Rating
1	Aaa/Aa/A
2	Baa
3	Ba
4	B
5	Caa and lower
6	In or near default
For most of the bonds held in our portfolio the NAIC designation matches the NRSRO equivalent rating. However, for certain loan-backed and structured securities, as defined by the NAIC, the NAIC rating is not always equivalent to the NRSRO rating presented in the previous table. The NAIC has adopted revised rating methodologies for certain loan-backed and structured securities comprised of non-agency RMBS and CMBS. The NAIC’s objective with the revised rating methodologies for these structured securities is to increase the accuracy in assessing expected losses and use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from structured securities.
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

A summary of our fixed maturity securities by NAIC designation is as follows:

	December 31, 2013				December 31, 2012
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percentage of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percentage of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$16,394,654	$16,531,250	$16,531,250	62.0%	$13,737,381	$15,250,560	$15,250,560	62.9%
2	9,630,251	9,598,399	9,598,399	36.0%	7,838,186	8,533,121	8,533,121	35.2%
3	502,822	474,165	489,579	1.8%	398,294	387,222	401,789	1.7%
4	74,493	66,078	66,078	0.2%	53,879	56,151	56,151	0.2%
5	—	—	—	—%	—	—	—	—%
6	1,765	1,395	1,396	—%	5,375	6,603	6,603	—%
	$26,603,985	$26,671,287	$26,686,702	100.0%	$22,033,115	$24,233,657	$24,248,224	100.0%
A summary of our RMBS by collateral type and split by NAIC designation, as well as a separate summary of securities for which we have recognized OTTI and those which we have not yet recognized any OTTI is as follows as of December 31, 2013:

Collateral Type	Principal Amount	Amortized Cost	Fair Value
	(Dollars in thousands)
OTTI has not been recognized
Government agency	$738,681	$677,394	$679,518
Prime	536,476	508,173	542,633
Alt-A	30,735	31,081	30,818
	$1,305,892	$1,216,648	$1,252,969
OTTI has been recognized
Prime	$464,539	$399,708	$421,810
Alt-A	355,715	279,557	297,181
	$820,254	$679,265	$718,991
Total by collateral type
Government agency	$738,681	$677,394	$679,518
Prime	1,001,015	907,881	964,443
Alt-A	386,450	310,638	327,999
	$2,126,146	$1,895,913	$1,971,960
Total by NAIC designation
1	$1,979,769	$1,761,462	$1,834,105
2	104,543	97,861	101,180
3	39,274	34,825	35,299
4	—	—	—
6	2,560	1,765	1,376
	$2,126,146	$1,895,913	$1,971,960
The amortized cost and fair value of fixed maturity securities at December 31, 2013, by contractual maturity are presented in Note 3 to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2013
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$35,263	$(2,294)	$32,969
United States Government sponsored agencies	27	1,280,991	(121,362)	1,159,629
United States municipalities, states and territories	151	653,130	(39,074)	614,056
Foreign government obligations	3	29,760	(3,462)	26,298
Corporate securities:
Finance, insurance and real estate	124	1,949,182	(105,299)	1,843,883
Manufacturing, construction and mining	249	3,671,716	(207,333)	3,464,383
Utilities and related sectors	167	2,027,723	(114,305)	1,913,418
Wholesale/retail trade	38	473,275	(27,181)	446,094
Services, media and other	74	1,003,852	(61,911)	941,941
Residential mortgage backed securities	52	384,521	(43,183)	341,338
Commercial mortgage backed securities	123	1,591,057	(89,815)	1,501,242
Other asset backed securities	34	479,153	(30,763)	448,390
	1,046	13,579,623	(845,982)	$12,733,641
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,255	$(15,415)	$60,840

December 31, 2012
Fixed maturity securities, available for sale:
United States Government sponsored agencies	6	$977,196	$(3,468)	$973,728
United States municipalities, states and territories	8	$24,518	$(125)	$24,393
Corporate securities:
Finance, insurance and real estate	19	276,235	(12,564)	263,671
Manufacturing, construction and mining	34	453,679	(5,584)	448,095
Utilities and related sectors	20	269,667	(9,399)	260,268
Wholesale/retail trade	11	113,032	(992)	112,040
Services, media and other	19	267,506	(3,085)	264,421
Residential mortgage backed securities	56	508,576	(27,728)	480,848
Commercial mortgage backed securities	12	163,565	(1,983)	161,582
Other asset backed securities	11	174,342	(2,973)	171,369
	196	$3,228,316	$(67,901)	$3,160,415
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,088	$(14,567)	$61,521

Equity securities, available for sale:
Finance, insurance and real estate	1	$10,125	$(1,403)	8,722
Unrealized losses increased $777.5 million from $83.9 million at December 31, 2012 to $861.4 million at December 31, 2013. The increase in unrealized losses was primarily due to an increase in interest rates during 2013.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
December 31, 2013
1	$7,214,149	56.3%	$(511,245)	59.3%
2	5,278,699	41.2%	(306,659)	35.6%
3	258,516	2.0%	(34,036)	4.0%
4	57,156	0.5%	(9,068)	1.1%
5	—	—%	—	—%
6	1,376	—%	(389)	—%
	$12,809,896	100.0%	$(861,397)	100.0%
December 31, 2012
1	$1,992,406	61.5%	$(38,125)	46.2%
2	1,071,009	33.1%	(23,969)	29.1%
3	157,464	4.9%	(19,410)	23.5%
4	13,812	0.4%	(299)	0.4%
5	—	—%	—	—%
6	1,812	0.1%	(665)	0.8%
	$3,236,503	100.0%	$(82,468)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 1,047 and 198 securities, respectively) have been in a continuous unrealized loss position at December 31, 2013 and 2012, along with a description of the factors causing the unrealized losses is presented in Note 3 to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.

The amortized cost and fair value of fixed maturity securities and equity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher are considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
December 31, 2013
Fixed maturity securities:
Investment grade:
Less than six months	329	$3,700,588	$3,627,962	$(72,626)
Six months or more and less than twelve months	630	8,499,453	7,842,391	(657,062)
Twelve months or greater	43	1,102,199	1,011,904	(90,295)
Total investment grade	1,002	13,302,240	12,482,257	(819,983)
Below investment grade:
Less than six months	19	101,690	99,509	(2,181)
Six months or more and less than twelve months	11	76,214	66,136	(10,078)
Twelve months or greater	15	175,734	146,579	(29,155)
Total below investment grade	45	353,638	312,224	(41,414)
	1,047	$13,655,878	$12,794,481	$(861,397)
December 31, 2012
Fixed maturity securities
Investment grade:
Less than six months	106	$2,464,476	$2,440,131	$(24,345)
Six months or more and less than twelve months	4	40,054	39,151	(903)
Twelve months or greater	14	165,718	155,618	(10,100)
Total investment grade	124	2,670,248	2,634,900	(35,348)
Below investment grade:
Less than six months	23	110,435	108,531	(1,904)
Six months or more and less than twelve months	9	135,915	129,086	(6,829)
Twelve months or greater	41	387,806	349,419	(38,387)
Total below investment grade	73	634,156	587,036	(47,120)
Equity securities:
Less than six months	—	—	—	—
Six months or more and less than twelve months	1	10,125	8,722	(1,403)
Twelve months or greater	—	—	—	—
Total equity securities	1	10,125	8,722	(1,403)
	198	$3,314,529	$3,230,658	$(83,871)

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade and equity securities that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
December 31, 2013
Investment grade:
Less than six months	2	$14,516	$11,368	$(3,148)
Six months or more and less than twelve months	1	4,465	3,419	(1,046)
Twelve months or greater	1	20,000	14,513	(5,487)
Total investment grade	4	38,981	29,300	(9,681)
Below investment grade:
Less than six months	1	25,043	18,813	(6,230)
Six months or more and less than twelve months	4	101,244	77,350	(23,894)
Twelve months or greater	2	1,765	1,376	(389)
Total below investment grade	7	128,052	97,539	(30,513)
	11	$167,033	$126,839	$(40,194)
December 31, 2012
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	1	20,000	15,379	(4,621)
Twelve months or greater	—	—	—	—
Total investment grade	1	20,000	15,379	(4,621)
Below investment grade:
Less than six months	1	1,416	1,131	(285)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	3	9,324	7,148	(2,176)
Total below investment grade	4	10,740	8,279	(2,461)
	5	$30,740	$23,658	$(7,082)

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
December 31, 2013
Due in one year of less	$—	$—	$—	$—
Due after one year through five years	7,227	7,213	—	—
Due after five years through ten years	5,328,034	5,055,734	—	—
Due after ten years through twenty years	3,337,145	3,086,150	—	—
Due after twenty years	2,452,486	2,293,574	76,255	60,840
	11,124,892	10,442,671	76,255	60,840
Residential mortgage backed securities	384,521	341,338	—	—
Commercial mortgage backed securities	1,591,057	1,501,242	—	—
Other asset backed securities	479,153	448,390	—	—
	$13,579,623	$12,733,641	$76,255	$60,840
December 31, 2012
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	22,160	21,059	—	—
Due after five years through ten years	623,802	617,848	—	—
Due after ten years through twenty years	1,319,250	1,302,283	—	—
Due after twenty years	416,621	405,426	76,088	61,521
	2,381,833	2,346,616	76,088	61,521
Residential mortgage backed securities	508,576	480,848	—	—
Commercial mortgage backed securities	163,565	161,582	—	—
Other asset backed securities	174,342	171,369	—	—
	$3,228,316	$3,160,415	$76,088	$61,521
International Exposure
We hold fixed maturity securities with international exposure. As of December 31, 2013, 15% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. All of these securities are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2), except for eighteen securities with a total fair value of $88.2 million which have an NAIC 3 designation and one security with a fair value of $19.5 million which has an NAIC 4 designation. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	December 31, 2013
	Amortized Cost	Carrying Amount/ Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$230,496	$230,847	0.9%
Asia/Pacific	194,141	186,718	0.7%
Non-GIIPS Europe	1,885,848	1,870,729	7.0%
Latin America	195,147	187,637	0.7%
Non-U.S. North America	807,393	800,211	3.0%
Australia & New Zealand	384,470	376,001	1.4%
Other	374,466	385,806	1.4%
	$4,071,961	$4,037,949	15.1%

(1)
Greece, Ireland, Italy, Portugal and Spain continue to cause credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. All of our exposure in GIIPS are corporate securities with issuers domiciled in these countries. None of our foreign government obligations were held in any of these countries.

Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our RMBS as we monitor all of our RMBS on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At December 31, 2013, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Investment grade
Corporate fixed maturity securities:
Finance	1	$20,000	$(5,487)	$14,513	28	26

Below investment grade
Corporate fixed maturity securities:
Industrial	4	49,467	(9,150)	40,317	14-40	0-7
Industrial	1	9,349	65	9,414
	5	58,816	(9,085)	49,731
	6	$78,816	$(14,572)	$64,244
Four of the securities, including the investment grade security, on the watch list have Eurozone exposure that has contributed to their depressed fair values. Our analysis of all of the securities on the watch list that we have determined are temporarily impaired and their credit performance at December 31, 2013 is as follows:
Finance:  The decline in value of this security which is rated investment grade is due to the continued wide spreads as a result of the ongoing concerns relating to capital, asset quality and earnings stability due to the financial events of the past three years and the ongoing events in the Eurozone. While this issuer has had its financial position and profitability weakened by the credit and liquidity crisis, we have determined that this security was not other than temporarily impaired due to our evaluation of the operating performance and the credit worthiness of the issuer.
Industrial:  The decline in value of these securities relates to ongoing operational issues or recent corporate actions. These issues have caused the price for these securities to decline; however, the companies have strong liquidity and ample time to strengthen their credit profile. We have determined that these securities were not other than temporarily impaired due to the issuers' very strong market positions, restructuring actions that are expected to favorably impact future profitability and a history of strong, reliable operating performance, improving economic conditions and rising security prices.
We do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost and, as such, there were no other than temporary impairments on these securities at December 31, 2013.
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

Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts net of valuation allowances. At December 31, 2013 and 2012, the largest principal amount outstanding for any single mortgage loan was $14.6 million and $15.0 million, respectively, and the average loan size was $2.5 million for 2013 and $2.4 million for 2012. We have the contractual ability to pursue full personal recourse on 9.7% of the loans and partial personal recourse on 26.7% of the loans. In addition, the average loan to value ratio for the overall portfolio was 54.3% and 53.5% at December 31, 2013 and 2012, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a current appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 of our audited consolidated financial statements of this Form 10-K, which is incorporated by reference in this Item 7.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At December 31, 2013, we had commitments to fund commercial mortgage loans totaling $79.6 million, with fixed interest rates ranging from 4.50% to 5.09%. During 2013 and 2012, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the year ended December 31, 2013, we received $441.7 million in cash for loans being paid in full compared to $439.7 million for the year ended December 31, 2012. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
See Note 4 to our audited consolidated financial statements for a presentation of our specific and general loan loss allowances, impaired loans, foreclosure activity and troubled debt restructure analysis.
We increased the specific allowance for loan losses by $7.5 million on thirteen mortgage loans with outstanding principal due totaling $32.7 million, by $15.0 million on 23 mortgage loans with outstanding principal due totaling $67.2 million, and by $24.5 million on 32 mortgage loans with outstanding principal due totaling $99.4 million during the years ended December 31, 2013, 2012 and 2011, respectively.
We have a process by which we evaluate the credit quality of each of our commercial mortgage loans. This process utilizes each loan's debt service coverage ratio as a primary metric. A summary of our portfolio by debt service coverage ratio follows:

	December 31, 2013		December 31, 2012
	Principal Outstanding	Percent of Total Principal Outstanding	Principal Outstanding	Percent of Total Principal Outstanding
	(Dollars in thousands)		(Dollars in thousands)
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$1,572,241	60.3%	$1,517,840	57.1%
Greater than or equal to 1.2 and less than 1.5	595,786	22.9%	604,512	22.7%
Greater than or equal to 1.0 and less than 1.2	209,717	8.0%	262,165	9.9%
Less than 1.0	229,954	8.8%	274,366	10.3%
	$2,607,698	100.0%	$2,658,883	100.0%
At December 31, 2013, we have three mortgage loans that are in the process of being satisfied by our taking ownership of the real estate serving as collateral on the loan. These loans have a total outstanding principal balance of $6.8 million and we have recorded specific loan loss allowances totaling $1.3 million ($(0.1) million in 2013, $0.4 million in 2012 and $1.0 million in 2011). We also have three commercial mortgage loans at December 31, 2013 with an outstanding principal balance of $6.2 million that have been given "workout" terms which generally allow for interest only payments or the capitalization of interest for a specified period of time. We have recorded specific loan loss allowances on two of these loans (principal balance of $3.9 million) of $0.7 million ($0.2 million in 2013 and $0.5 million in 2012). The total outstanding principal balance of these 6 loans is $13.0 million, which represents less than 1% of our total mortgage loan portfolio. For the year ended December 31, 2013, we agreed to discounted payoffs on four commercial mortgage loans with a principal balance of $9.9 million. The principal forgiven on these four loans was $1.7 million.

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

	December 31,
	2013	2012
	(Dollars in thousands)
Impaired mortgage loans with allowances	$47,018	$53,110
Impaired mortgage loans with no allowance for losses	3,264	27,765
Allowance for probable loan losses	(16,847)	(23,134)
Net carrying value of impaired mortgage loans	$33,435	$57,741
At December 31, 2013, we had no commercial mortgage loans that were delinquent (60 days or more past due at the reporting date) in their principal and interest payments.
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
Liabilities
Our liability for policy benefit reserves increased to $35.8 billion at December 31, 2013 compared to $31.8 billion at December 31, 2012, primarily due to additional annuity sales as discussed above. Substantially all of our annuity products have a surrender charge feature designed to reduce the risk of early withdrawal or surrender of the policies and to compensate us for our costs if policies are withdrawn early. Notwithstanding these policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates and other factors.
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
Liquidity requirements are met primarily by funds provided from operations. Our life subsidiaries generally receive adequate cash flow from annuity deposits and investment income to meet their obligations. Annuity and life insurance liabilities are generally long-term in nature. However, a primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and bonus vesting, that help limit and discourage early withdrawals. At December 31, 2013, approximately 95% of our annuity liabilities were subject to penalty upon surrender, with a weighted average remaining surrender charge period of 9.6 years and a weighted average surrender charge percentage of 15.1%.

Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $2.4 billion for the year ended December 31, 2013 compared to $2.2 billion for the year ended December 31, 2012 with the increase primarily attributable to a $399.2 million increase in net annuity deposits after coinsurance and a $188.7 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans. As reported above under Financial Condition—Investments, during 2012 and 2011 we experienced a significant amount of calls of United States Government sponsored agency securities. As a result we had elevated levels of short-term investments and cash and cash equivalents during 2012 and 2011 and into the third quarter of 2013. At December 31, 2013, 31% of our fixed income securities have call features, of which 0.5% ($0.1 billion) were subject to call redemption. Another 5% ($1.2 billion) will become subject to call redemption during 2014.
Liquidity of Parent Company
We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt, including the senior notes, convertible senior notes and subordinated debentures issued to subsidiary trusts, pay operating expenses and pay dividends to stockholders. Our assets consist primarily of the capital stock and surplus notes of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. These sources provide adequate cash flow to us to meet our current and reasonably foreseeable future obligations and we expect they will be adequate to fund our parent company cash flow requirements in 2014.
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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2014, up to $195.0 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $926.7 million of statutory earned surplus at December 31, 2013.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of December 31, 2013, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to meet this rating objective. However, this capital may not be sufficient if significant future losses are incurred or A.M. Best modifies its rating criteria and access to additional capital could be limited.
The transfer of funds by American Equity Life is also restricted by a covenant in our line of credit agreement which requires American Equity Life to maintain a minimum risk-based capital ratio of 275% and a minimum level of statutory surplus equal to the sum of 1) 80% of statutory surplus at September 30, 2013, 2) 50% of the statutory net income for each fiscal quarter ending after December 31, 2013, and 3) 50% of all capital contributed to American Equity Life after September 30, 2013. American Equity Life's risk-based capital ratio was 344% at December 31, 2013. Under this agreement we are also required to maintain a maximum ratio of adjusted debt to total adjusted capital of 0.35.
Statutory accounting practices prescribed or permitted for our life subsidiaries differ in many respects from those governing the preparation of financial statements under GAAP. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. Information as to statutory capital and surplus and statutory net income for our life subsidiaries as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 is included in Note 12 to our audited consolidated financial statements.
Cash and cash equivalents of the parent holding company at December 31, 2013, were $252.2 million, which includes approximately $206 million in remaining net proceeds from the $400 million senior unsecured notes issue described below. In addition, as discussed in Note 9 to our audited consolidated financial statements, during 2013, we terminated the $160 million line of credit and entered into a $140 million revolving line of credit agreement. The new revolving line of credit terminates on November 22, 2017, and borrowings are available for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.

On July 17, 2013, we issued $400 million aggregate principal amount of senior unsecured notes due 2021 which bear interest at 6.625% per year and will mature on July 15, 2021. We used $15 million of the net proceeds from the issuance to repay the entire amount outstanding under our revolving credit facility and $169 million of the net of proceeds to pay a portion of the cash consideration component of the convertible note exchange offers discussed in Note 9 to our audited consolidated financial statements. We intend to use the $206 million of remaining net proceeds from the notes issuance to tender for, redeem or repurchase the $160 million aggregate principal amount of convertible notes that were outstanding at December 31, 2013. The form and timing of any such activity will be dependent upon market conditions and other factors and there can be no assurance that any such transactions will be completed prior to the December 2014 call date for our 2029 notes or the September 2015 maturity date for our 2015 notes.
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
In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2013.

	Payments Due by Period
	Total	Less Than 1 year	1–3 Years	4–5 Years	After 5 Years
	(Dollars in thousands)
Annuity and single premium universal life products (1)	$34,585,242	$2,260,926	$8,169,774	$5,618,647	$18,535,895
Notes payable, including interest payments (2)	768,296	101,681	147,365	53,000	466,250
Subordinated debentures, including interest payments (3)	562,320	11,339	22,678	22,678	505,625
Operating leases	12,788	1,782	3,974	2,804	4,228
Mortgage loan funding and other investments	124,758	100,382	16,570	—	7,806
Total	$36,053,404	$2,476,110	$8,360,361	$5,697,129	$19,519,804

(1)
Amounts shown in this table are projected payments through the year 2033 which we are contractually obligated to pay to our annuity policyholders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency, when applicable. These assumptions are based on our historical experience.

(2)	Period that principal amounts are due is determined by the earliest of the call/put date or the maturity date of each note payable.

(3)	Amount shown is net of equity investments in the capital trusts due to the contractual right of offset upon repayment of the notes.
Inflation
Inflation does not have a significant effect on our consolidated balance sheet. We have minimal investments in property, equipment or inventories. To the extent that interest rates may change to reflect inflation or inflation expectations, there would be an effect on our balance sheet and operations. Higher interest rates and widening spreads experienced in 2013 have decreased the value of our fixed maturity investments. It is likely that lower interest rates and tighter spreads would have the opposite effect. It is not possible to calculate the effect such changes in interest rates, if any, have had on our operating results.
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

The following table presents the fair value of fixed maturity and equity securities, available for sale, by pricing source and hierarchy level as of December 31, 2013 and 2012, respectively:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
December 31, 2013
Priced via third party pricing services	$5,184	$26,505,929	$—	$26,511,113
Priced via independent broker quotations	—	40,330	—	40,330
Priced via matrices	—	—	—	—
Priced via other methods	—	65,406	1,376	66,782
	$5,184	$26,611,665	$1,376	$26,618,225
% of Total	—%	100.0%	—%	100.0%

December 31, 2012
Priced via third party pricing services	$75,592	$24,101,390	$—	$24,176,982
Priced via independent broker quotations	—	32,492	—	32,492
Priced via matrices	—	—	—	—
Priced via other methods	—	14,272	1,812	16,084
	$75,592	$24,148,154	$1,812	$24,225,558
% of Total	0.3%	99.7%	—%	100.0%
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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis of inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of December 31, 2013 and 2012.
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
We utilize the models from a leading structured product software specialist serving institutional investors. These models incorporate each security's seniority and cash flow structure. In circumstances where the analysis implies a potential for principal loss at some point in the future, we use our "best estimate" cash flow projection discounted at the security's effective yield at acquisition to determine the amount of our potential credit loss associated with this security. The discounted expected future cash flows equates to our expected recovery value. Any shortfall of the expected recovery when compared to the amortized cost of the security will be recorded as the credit loss component of the other than temporary impairment.
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
In addition, for debt securities which we do not intend to sell and it is not more likely than not we will be required to sell, but our intent changes due to changes or events that could not have been reasonably anticipated, an other than temporary impairment charge is recognized. Once an impairment charge has been recorded, we then continue to review the other than temporarily impaired securities for appropriate valuation on an ongoing basis. Unrealized losses may be recognized in future periods through a charge to earnings, should we later conclude that the decline in fair value below amortized cost is other than temporary pursuant to our accounting policy described above. The use of different methodologies and assumptions to determine the fair value of investments and the timing and amount of impairments may have a material effect on the amounts presented in our audited consolidated financial statements.
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

For the years ended December 31, 2013 and 2012, we utilized a process of rating the mortgage loans in our portfolio based on factors such as historical operating performance, loan to value ratio and economic outlook, among others. We calculate a loss factor to apply to each rating based on historical losses we have recognized in our mortgage loan portfolio. We apply the loss factors to the total principal outstanding within each rating category to determine an appropriate estimate of the general loan loss allowance at the reporting date.. The change in methodology utilized to determine the general loan loss allowance did not result in a material adjustment.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at December 31, 2013 were to increase by 100 basis points, our reserves for fixed index annuities would decrease by $279.3 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $192.9 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase our reserves for fixed index annuities by $309.9 million recorded through operations as a increase in the change in fair value of embedded derivatives and increase our combined balance for deferred policy acquisition costs and deferred sales inducements by $183.5 million recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.
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

The impact of unlocking during 2013 was a $11.1 million decrease in amortization of deferred sales inducements and a $18.5 million decrease in amortization of deferred policy acquisition costs. The impact of unlocking in 2013 was primarily due to account balance true-ups and adjustments made to future period assumptions for surrenders and maintenance expense levels. The impact of unlocking during 2012 was a $0.2 million decrease in amortization of deferred sales inducements and a $3.7 million increase in amortization of deferred policy acquisition costs. The impact of unlocking in 2012 was primarily due to adjustments made to future period assumptions for interest margins, surrenders, and lifetime income benefit rider utilization. The impact of unlocking during 2011 was a $5.0 million decrease in amortization of deferred sales inducements and a $9.1 million decrease in amortization of deferred policy acquisition costs. The impact of unlocking in 2011 was primarily due to account balance true ups and adjustments to future period assumptions for interest margins and surrenders.
Estimated future gross profits vary based on a number of sources including investment spread margins, surrender charge income, policy persistency, policy administrative expenses and realized gains and losses on investments including credit related other than temporary impairment losses. Estimated future gross profits are most sensitive to changes in investment spread margins which are the most significant component of gross profits. If estimated gross profits for all future years on business in force at December 31, 2013 were to increase by 10%, our combined balance for deferred policy acquisition costs and deferred sales inducements at December 31, 2013 would increase by $118.3 million recorded through operations as a decrease to amortization of deferred policy acquisition costs and deferred sales inducements. Correspondingly, a 10% decrease in estimated gross profits for all future years would result in a $133.3 million decrease in the combined December 31, 2013 balances recorded through operations as an increase to amortization of deferred policy acquisition costs and deferred sales inducements.
Deferred Income Taxes
We account for income taxes using the liability method. This method provides for the tax effects of transactions reported in the audited consolidated financial statements for both taxes currently due and deferred. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. A temporary difference is a transaction, or amount of a transaction, that is recognized currently for financial reporting purposes but will not be recognized for tax purposes until a future tax period, or is recognized currently for tax purposes but will not be recognized for financial reporting purposes until a future reporting period. Deferred income taxes are measured by applying enacted tax rates for the years in which the temporary differences are expected to be recovered or settled to the amount of each temporary difference.
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
New Accounting Pronouncements
See Note 1 to our audited consolidated financial statements in this Form 10-K beginning on page F-9, which is incorporated by reference in this Item 7, for new accounting pronouncement disclosures.

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
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at December 31, 2013, of which $85.5 million has been swapped to a fixed rate and $79.0 million has been capped for a term of seven years beginning March or July 2014 (See Note 5 to our audited consolidated financial statements in this Form 10-K). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for fixed index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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
If interest rates were to increase 10% (40 basis points) from levels at December 31, 2013, we estimate that the fair value of our fixed maturity securities would decrease by approximately $922.9 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $250.8 million in accumulated other comprehensive income and a decrease in stockholders' equity. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition—Liquidity for Insurance Operations for a further discussion of the liquidity risk.
At December 31, 2013, 31% of our fixed income securities have call features, of which 0.5% ($0.1 billion) were subject to call redemption. Another 5% ($1.2 billion) will become subject to call redemption during 2014. During the years ended December 31, 2013 and 2012, we received $1.1 billion and $4.6 billion, respectively, in net redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At December 31, 2013, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.

We purchase call options on the applicable indices to fund the annual index credits on our fixed index annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for fixed index products. For the years ended December 31, 2013, 2012 and 2011, the annual index credits to policyholders on their anniversaries were $908.7 million, $447.4 million and $448.2 million, respectively. Proceeds received at expiration or gains recognized upon early termination of these options related to such credits were $910.4 million, $447.2 million and $454.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The difference between proceeds received at expiration or gains recognized upon early termination of these options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us and over or under hedging as a result of policyholder behavior being different than our expectations.
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
Item 8.    Consolidated Financial Statements and Supplementary Data
The audited consolidated financial statements are included as a part of this report on Form 10-K on pages F-1 through F-57.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.
In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2013 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has determined that we maintained effective internal control over financial reporting as of December 31, 2013.
The Company's independent registered public accounting firm, KPMG LLP, issued an attestation report on the effectiveness of management's internal control over financial reporting. This report appears on page F-2.

(c)	Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2013 which has not been previously reported.

PART III
The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 5, 2014 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2013.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
Financial Statements and Financial Statement Schedules.    See Index to Consolidated Financial Statements and Schedules on page F-1 for a list of financial statements and financial statement schedules included in this report.
All other schedules to the audited consolidated financial statements required by Article 7 of Regulation S-X are omitted because they are not applicable, not required, or because the information is included elsewhere in the audited consolidated financial statements or notes thereto.
Exhibits.    See Exhibit Index immediately preceding the Exhibits for a list of Exhibits filed with this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of March 2014.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
By:	/s/ JOHN M. MATOVINA
John M. Matovina, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date

/s/ JOHN M. MATOVINA	Chief Executive Officer, President and Director (Principal Executive Officer)	March 3, 2014
John M. Matovina
/s/ TED M. JOHNSON	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 3, 2014
Ted M. Johnson
/s/ SCOTT A. SAMUELSON	Vice President—Controller (Principal Accounting Officer)	March 3, 2014
Scott A. Samuelson
/s/ D.J. NOBLE	Executive Chairman and Director	March 3, 2014
D.J. Noble
/s/ JOYCE A. CHAPMAN	Director	March 3, 2014
Joyce A. Chapman
/s/ ALEXANDER M. CLARK	Director	March 3, 2014
Alexander M. Clark
/s/ JAMES M. GERLACH	Director	March 3, 2014
James M. Gerlach
/s/ ROBERT L. HOWE	Director	March 3, 2014
Robert L. Howe
/s/ DAVID S. MULCAHY	Director	March 3, 2014
David S. Mulcahy
/s/ GERARD D. NEUGENT	Director	March 3, 2014
Gerard D. Neugent
/s/ DEBRA J. RICHARDSON	Director	March 3, 2014
Debra J. Richardson
/s/ A.J. STRICKLAND, III	Director	March 3, 2014
A.J. Strickland, III
/s/ HARLEY A. WHITFIELD	Director	March 3, 2014
Harley A. Whitfield

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American Equity Investment Life Holding Company:
We have audited the accompanying consolidated balance sheets of American Equity Investment Life Holding Company and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules listed in the Index on page F‑1. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As discussed in note 1 to the consolidated financial statements, effective January 1, 2012, the Company modified the types of costs incurred that can be capitalized when issuing or renewing insurance contracts due to the prospective adoption of Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2010‑26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.
/s/ KPMG LLP
Des Moines, Iowa
March 3, 2014

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2013 - $26,527,730; 2012 - $21,957,027)	$26,610,447	$24,172,136
Held for investment, at amortized cost (fair value: 2013 - $60,840; 2012 - $61,521)	76,255	76,088
Equity securities, available for sale, at fair value (cost: 2013 - $7,503; 2012 - $44,598)	7,778	53,422
Mortgage loans on real estate	2,581,082	2,623,940
Derivative instruments	856,050	415,258
Other investments	215,042	196,366
Total investments	30,346,654	27,537,210

Cash and cash equivalents	897,529	1,268,545
Coinsurance deposits	2,999,618	2,910,701
Accrued investment income	301,641	261,833
Deferred policy acquisition costs	2,426,652	1,709,799
Deferred sales inducements	1,875,880	1,292,341
Deferred income taxes	301,856	—
Other assets	471,669	153,049
Total assets	$39,621,499	$35,133,478

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$35,789,655	$31,773,988
Other policy funds and contract claims	418,033	455,752
Notes payable	549,958	309,869
Subordinated debentures	246,050	245,869
Deferred income taxes	—	49,303
Income taxes payable	10,153	4,756
Other liabilities	1,222,963	573,704
Total liabilities	38,236,812	33,413,241

Stockholders' equity:
Preferred stock, par value $1 per share, 2,000,000 shares authorized, 2013 and 2012 - no shares issued and outstanding	—	—
Common stock, par value $1 per share, 200,000,000 shares authorized; issued and outstanding: 2013 - 70,535,404 shares (excluding 4,876,735 treasury shares); 2012 - 61,750,601 shares (excluding 5,127,379 treasury shares)	70,535	61,751
Additional paid-in capital	550,400	496,715
Unallocated common stock held by ESOP; 2013 - 58,618 shares; 2012 - 239,799 shares	(631)	(2,583)
Accumulated other comprehensive income	46,196	686,807
Retained earnings	718,187	477,547
Total stockholders' equity	1,384,687	1,720,237
Total liabilities and stockholders' equity	$39,621,499	$35,133,478
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Premiums and other considerations	$45,347	$76,675	$118,912
Annuity product charges	103,591	89,006	76,189
Net investment income	1,383,927	1,286,923	1,218,780
Change in fair value of derivatives	1,076,015	221,138	(114,728)
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	40,561	(6,454)	(18,641)
OTTI losses on investments:
Total OTTI losses	(4,964)	(5,411)	(20,180)
Portion of OTTI losses recognized from other comprehensive income	(1,270)	(9,521)	(13,796)
Net OTTI losses recognized in operations	(6,234)	(14,932)	(33,976)
Loss on extinguishment of debt	(32,515)	—	—
Total revenues	2,610,692	1,652,356	1,246,536

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	53,071	81,481	115,291
Interest sensitive and index product benefits	1,272,867	808,479	775,097
Amortization of deferred sales inducements	253,113	87,157	71,781
Change in fair value of embedded derivatives	133,968	286,899	(105,194)
Interest expense on notes payable	38,870	28,479	31,633
Interest expense on subordinated debentures	12,088	13,458	13,977
Amortization of deferred policy acquisition costs	365,468	164,919	143,478
Other operating costs and expenses	91,915	95,495	67,559
Total benefits and expenses	2,221,360	1,566,367	1,113,622
Income before income taxes	389,332	85,989	132,914
Income tax expense	136,049	28,191	46,666
Net income	$253,283	$57,798	$86,248

Earnings per common share	$3.86	$0.94	$1.45
Earnings per common share - assuming dilution	$3.38	$0.89	$1.37
Weighted average common shares outstanding (in thousands):
Earnings per common share	65,544	61,259	59,482
Earnings per common share - assuming dilution	75,041	65,676	63,619
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$253,283	$57,798	86,248
Other comprehensive income (loss):
Change in net unrealized investment gains/losses (1)	(1,001,943)	358,894	595,141
Noncredit component of OTTI losses (1)	586	4,571	6,251
Reclassification of unrealized investment gains/losses to net income (1)	15,802	(10,267)	(23,840)
Other comprehensive income (loss) before income tax	(985,555)	353,198	577,552
Income tax effect related to other comprehensive income (loss)	344,944	(123,620)	(202,143)
Other comprehensive income (loss)	(640,611)	229,578	375,409
Comprehensive income (loss)	$(387,328)	$287,376	$461,657

(1)	Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2010	$56,968	$454,454	$(4,815)	$81,820	$349,620	$938,047
Net income for the year	—	—	—	—	86,248	86,248
Other comprehensive income	—	—	—	375,409	—	375,409
Acquisition of 48,235 shares of common stock	(48)	(436)	—	—	—	(484)
Allocation of 110,955 shares of common stock by ESOP, including excess income tax benefits	—	60	1,195	—	—	1,255
Share-based compensation, including excess income tax benefits	—	10,320	—	—	—	10,320
Issuance of 916,329 shares of common stock under compensation plans, including excess income tax benefits	917	3,883	—	—	—	4,800
Dividends on common stock ($0.12 per share)	—	—	—	—	(6,916)	(6,916)
Balance at December 31, 2011	57,837	468,281	(3,620)	457,229	428,952	1,408,679
Net income for the year	—	—	—	—	57,798	57,798
Other comprehensive income	—	—	—	229,578	—	229,578
Conversion of $20,770 of subordinated debentures	2,564	17,027	—	—	—	19,591
Allocation of 96,294 shares of common stock by ESOP, including excess income tax benefits	—	48	1,037	—	—	1,085
Share-based compensation, including excess income tax benefits	—	6,904	—	—	—	6,904
Issuance of 1,349,914 shares of common stock under compensation plans, including excess income tax benefits	1,350	4,455	—	—	—	5,805
Dividends on common stock ($0.15 per share)	—	—	—	—	(9,203)	(9,203)
Balance at December 31, 2012	61,751	496,715	(2,583)	686,807	477,547	1,720,237
Net income for the year	—	—	—	—	253,283	253,283
Other comprehensive loss	—	—	—	(640,611)	—	(640,611)
Allocation of 181,181 shares of common stock by ESOP, including excess income tax benefits	—	1,438	1,952	—	—	3,390
Share-based compensation, including excess income tax benefits	—	13,624	—	—	—	13,624
Issuance of 3,294,995 shares of common stock under compensation plans, including excess income tax benefits	3,295	29,440	—	—	—	32,735
Extinguishment of convertible senior notes, net of tax, including 5,489,808 shares of common stock issued upon conversion	5,489	57,174	—	—	—	62,663
Warrants to be settled in cash	—	(47,991)	—	—	—	(47,991)
Dividends on common stock ($0.18 per share)	—	—	—	—	(12,643)	(12,643)
Balance at December 31, 2013	$70,535	$550,400	$(631)	$46,196	$718,187	$1,384,687
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net income	$253,283	$57,798	$86,248
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	1,272,867	808,479	775,097
Amortization of deferred sales inducements	253,113	87,157	71,781
Annuity product charges	(103,591)	(89,006)	(76,189)
Change in fair value of embedded derivatives	133,968	286,899	(105,194)
Increase in traditional life and accident and health insurance reserves	14,997	35,758	76,880
Policy acquisition costs deferred	(425,800)	(403,411)	(478,834)
Amortization of deferred policy acquisition costs	365,468	164,919	143,478
Provision for depreciation and other amortization	18,375	18,404	18,970
Amortization of discounts and premiums on investments	6,861	(69,828)	(154,483)
Loss on extinguishment of debt	32,515	—	—
Realized gains/losses on investments and net OTTI losses recognized in operations	(34,327)	21,386	52,617
Change in fair value of derivatives	(1,076,015)	(221,138)	112,608
Deferred income taxes	3,013	(52,336)	(80,869)
Share-based compensation	10,476	6,552	9,339
Change in accrued investment income	(39,808)	(32,896)	(61,292)
Change in income taxes recoverable/payable	5,397	13,197	(2,307)
Change in other assets	1,113	(7,090)	5,005
Change in other policy funds and contract claims	(47,445)	55,158	177,734
Change in collateral held for derivatives	236,702	99,242	(215,775)
Change in other liabilities	(11,435)	5,927	(77,082)
Other	(7,059)	(857)	59
Net cash provided by operating activities	862,668	784,314	277,791

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities—available for sale	3,456,719	3,298,623	3,705,605
Fixed maturity securities—held for investment	—	2,618,207	219,372
Equity securities—available for sale	46,674	13,604	2,958
Mortgage loans on real estate	539,240	543,211	206,741
Derivative instruments	971,432	483,362	506,057
Other investments	24,050	33,601	2,274
Acquisitions of investments:
Fixed maturity securities—available for sale	(7,962,150)	(8,266,692)	(5,347,839)
Fixed maturity securities—held for investment	—	—	(1,940,163)
Mortgage loans on real estate	(505,953)	(386,507)	(481,680)
Derivative instruments	(419,345)	(379,592)	(395,938)
Other investments	(29,015)	(86,569)	(77,955)
Purchases of property, furniture and equipment	(948)	(738)	(5,265)
Net cash used in investing activities	(3,879,296)	(2,129,490)	(3,605,833)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$4,160,346	$3,782,275	$4,784,511
Coinsurance deposits	25,729	4,885	(122,415)
Return of annuity policyholder account balances	(1,763,913)	(1,575,340)	(1,494,554)
Financing fees incurred and deferred	(11,942)	—	(1,566)
Proceeds from notes payable	415,000	—	—
Repayment of notes payable	(234,154)	—	(46,251)
Net proceeds from settlement of notes hedges and warrants	22,170	—	—
Repayment of subordinated debentures	—	(1,141)	—
Acquisition of common stock	—	—	(484)
Excess tax benefits realized from share-based compensation plans	4,043	481	1,061
Proceeds from issuance of common stock	31,764	5,741	4,686
Change in checks in excess of cash balance	9,212	1,071	17,156
Dividends paid	(12,643)	(9,203)	(6,916)
Net cash provided by financing activities	2,645,612	2,208,769	3,135,228
Increase (decrease) in cash and cash equivalents	(371,016)	863,593	(192,814)
Cash and cash equivalents at beginning of year	1,268,545	404,952	597,766
Cash and cash equivalents at end of year	$897,529	$1,268,545	$404,952

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$25,608	$27,666	$30,650
Income taxes	128,225	67,450	129,250
Income tax refunds received	—	512	466
Non-cash operating activity:
Deferral of sales inducements	337,787	306,659	385,123
Non-cash investing activity:
Real estate acquired in satisfaction of mortgage loans	8,217	26,324	20,978
Mortgage loan on real estate sold	—	—	1,215
Non-cash financing activities:
Conversion of subordinated debentures	—	20,770	—
Common stock issued in extinguishment of debt	117,463	—	—
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Significant Accounting Policies
Nature of Operations
American Equity Investment Life Holding Company ("we", "us" or "our"), through its wholly-owned subsidiaries, American Equity Investment Life Insurance Company ("American Equity Life"), American Equity Investment Life Insurance Company of New York ("American Equity Life of New York") and Eagle Life Insurance Company ("Eagle Life"), is licensed to sell insurance products in 50 states and the District of Columbia at December 31, 2013. We operate solely in the insurance business.
We primarily market fixed index and fixed rate annuities and to a lesser extent, life insurance. Premiums and annuity deposits (net of coinsurance) collected in 2013, 2012 and 2011, by product type were as follows:

	Year Ended December 31,
Product Type	2013	2012	2011
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$2,847,370	$2,223,652	$2,835,422
Fixed strategy	1,017,620	1,206,784	1,375,321
	3,864,990	3,430,436	4,210,743
Fixed rate annuities	112,740	148,105	247,237
Single premium immediate annuities (SPIA)	52,142	164,657	305,603
Life insurance	10,556	12,877	12,151
	$4,040,428	$3,756,075	$4,775,734
One national marketing organization through which we market our products accounted for more than 10% of the annuity deposits and insurance premium collections during 2013 representing 11% of the annuity deposits and insurance premiums collected. Three national marketing organization accounted for more than 10% of the annuity deposits and insurance premium collections during 2012 representing 12%, 11% and 10% individually, of the annuity deposits and insurance premiums collected. Two national marketing organization accounted for more than 10% of the annuity deposits and insurance premium collections during 2011 representing 14% and 12% individually, of the annuity deposits and insurance premiums collected.
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
During 2013, we identified certain classification errors related to the presentation of premiums and other considerations, insurance policy benefits and change in future policy benefits and interest sensitive and index product benefits related to life contingent immediate annuities in our consolidated statements of operations. We evaluated the materiality of the errors from qualitative and quantitative perspectives and concluded they were not material to any prior periods. However, we revised the 2012 and 2011 consolidated statements of operations to be consistent with the 2013 presentation. The changes resulted in increases to premiums and other considerations of $63.8 million and $106.8 million and insurance policy benefits and change in future policy benefits of $73.4 million and $107.4 million, as well as decreases to interest sensitive and index product benefits of $9.6 million and $0.6 million for the years ended December 31, 2012 and 2011, respectively.
Reclassifications have been made to prior period consolidated financial statements to conform to the December 31, 2013 presentation.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments
Fixed maturity securities (bonds and redeemable preferred stocks maturing more than one year after issuance) that may be sold prior to maturity are classified as available for sale. Available for sale securities are reported at fair value and unrealized gains and losses, if any, on these securities are included directly in a separate component of stockholders' equity, net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements. Fair values, as reported herein, of fixed maturity and equity securities are based on quoted market prices in active markets when available, or for those fixed maturity securities not actively traded, yield data and other factors relating to instruments or securities with similar characteristics are used. See Note 2 for more information on the determination of fair value. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities' expected lives. Amortization/accrual of premiums and discounts on residential and commercial mortgage backed securities incorporate prepayment assumptions to estimate the securities' expected lives. Interest income is recognized as earned.
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
Deterioration in credit quality of the companies or assets backing our investment securities, deterioration in the condition of the financial services industry, imbalances in liquidity recurring in the marketplace or declines in real estate values may further affect the fair value of these investment securities and increase the potential that certain unrealized losses will be recognized as other than temporary impairments in the future.
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
Derivative Instruments
Our derivative instruments include call options used to fund fixed index annuity credits, interest rate swap and caps used to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures, call options to hedge the conversion spread on our convertible senior notes (see Note 9) and certain other derivative instruments embedded in other contracts. All of our derivative instruments are recognized in the balance sheet at fair value and changes in fair value are recognized immediately in operations. See Note 5 for more information on derivative instruments.
Cash and Cash Equivalents
We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We also consider reverse repurchase agreements, which typically have an initial maturity of 6 weeks or less, to be cash equivalents. Amounts advanced under these agreements represent short-term loans that carry a fixed rate of interest. Borrowers under these agreements are required to post collateral that is investment grade debt securities with fair value in excess of the amount advanced.
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
Policy Benefit Reserves
Policy benefit reserves for fixed index annuities with returns linked to the performance of a specified market index are equal to the sum of the fair value of the embedded derivatives and the host (or guaranteed) component of the contracts. The host value is established at inception of the contract and accreted over the policy's life at a constant rate of interest. Future policy benefit reserves for fixed index annuities earning a fixed rate of interest and other deferred annuity products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. For the years ended December 31, 2013, 2012 and 2011, interest crediting rates for these products ranged from 1.50% to 5.00%. These rates include interest bonuses capitalized as deferred sales inducements.
Policy benefit reserves are not reduced for amounts ceded under coinsurance agreements which are reported as coinsurance deposits on our consolidated balance sheets. See Note 7 for more information on reinsurance.
The liability for future policy benefits for traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality, and other assumptions underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 3.00% to 5.50%. Policy benefit claims are charged to expense in the period that the claims are incurred.
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
Considerations from immediate annuities with life contingencies are recognized as revenue when the policy is issued.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Traditional life insurance premiums are recognized as revenues over the premium-paying period. Certain group policies include provisions for annual experience refunds of premiums equal to net premiums received less a 16% administrative fee and less claims incurred. Such amounts (2013 - $1.1 million; 2012 - $1.1 million; and 2011 - $1.8 million) are reported as a reduction of traditional life insurance premiums in the consolidated statements of operations. Future policy benefits are recognized as expenses over the life of the policy by means of the provision for future policy benefits.
All insurance-related revenues, including the change in the fair value of derivatives for call options related to the business ceded under coinsurance agreements (see Note 7), benefits, losses and expenses are reported net of reinsurance ceded.
Other Comprehensive Income
Other comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. Other comprehensive income excludes net realized investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $34.3 million, $(21.4) million and $(52.6) million in 2013, 2012 and 2011, respectively. Such amounts, which have been measured through the date of sale, are net of adjustments to deferred policy acquisition costs, deferred sales inducements and income taxes totaling $24.1 million in 2013, $(12.8) million in 2012 and $(34.3) million in 2011.
Adopted Accounting Pronouncements
In October 2010, as a result of a consensus of the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force (EITF), the FASB issued an accounting standards update (ASU) that modifies the definition of the types of costs incurred that can be capitalized in the acquisition of new and renewal insurance contracts. This guidance defines the costs that qualify for deferral as incremental direct costs that result directly from and are essential to successful contract transactions and would not have been incurred by the insurance entity had the contract transactions not occurred. In addition, it lists certain costs as deferrable as those that are directly related to underwriting, policy issuance and processing, medical and inspection, and sales force contract selling as deferrable, as well as the portion of an employee's total compensation related directly to time spent performing those activities for actual acquired contracts and other costs related directly to those activities that would not have been incurred if the contract had not been acquired. This amendment to current GAAP became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. For the year ended December 31, 2011, other operating costs and expenses that were deferred that would not qualify for deferral under this guidance totaled $9.8 million, which if expensed as incurred would have decreased net income $6.2 million and earnings per common share and earnings per common - assuming dilution by $0.10.
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

In February 2013, the FASB issued an ASU that expands the disclosure requirements related to other comprehensive income (loss). A reporting entity is now required to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. In addition, a reporting entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. This ASU became effective for interim and annual periods beginning after December 15, 2012. We adopted this ASU on January 1, 2013.
New Accounting Pronouncements
There are no accounting standards updates finalized to become effective in the future that will significantly affect our consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$26,610,447	$26,610,447	$24,172,136	$24,172,136
Held for investment	76,255	60,840	76,088	61,521
Equity securities, available for sale	7,778	7,778	53,422	53,422
Mortgage loans on real estate	2,581,082	2,615,410	2,623,940	2,848,235
Derivative instruments	856,050	856,050	415,258	415,258
Other investments	192,198	193,343	163,193	163,517
Cash and cash equivalents	897,529	897,529	1,268,545	1,268,545
Coinsurance deposits	2,999,618	2,669,432	2,910,701	2,563,356
Interest rate caps	6,103	6,103	3,247	3,247
Interest rate swap	712	712	—	—
2015 notes hedges	107,041	107,041	43,105	43,105
Counterparty collateral	315,824	315,824	63,012	63,012

Liabilities
Policy benefit reserves	35,453,166	29,670,827	31,452,496	26,264,831
Single premium immediate annuity (SPIA) benefit reserves	417,625	430,835	455,167	469,768
Notes payable	549,958	699,435	309,869	379,070
Subordinated debentures	246,050	234,959	245,869	218,283
2015 notes embedded conversion derivative	107,041	107,041	43,105	43,105
Interest rate swap	—	—	4,261	4,261
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

Transfers of securities among the levels occur at times and depend on the type of inputs used to determine fair value of each security. There were no transfers between levels during 2013 and 2012.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2013 and 2012 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2013
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$42,925	$4,805	$38,120	$—
United States Government sponsored agencies	1,194,289	—	1,194,289	—
United States municipalities, states and territories	3,306,743	—	3,306,743	—
Foreign government obligations	91,557	—	91,557	—
Corporate securities	17,233,037	20	17,233,017	—
Residential mortgage backed securities	1,971,960	—	1,970,584	1,376
Commercial mortgage backed securities	1,735,460	—	1,735,460	—
Other asset backed securities	1,034,476	359	1,034,117	—
Equity securities, available for sale: finance, insurance and real estate	7,778	—	7,778	—
Derivative instruments	856,050	—	856,050	—
Cash and cash equivalents	897,529	897,529	—	—
Interest rate caps	6,103	—	6,103	—
Interest rate swap	712	—	712	—
2015 notes hedges	107,041	—	107,041	—
Counterparty collateral	315,824	—	315,824	—
	$28,801,484	$902,713	$27,897,395	$1,376
Liabilities
2015 notes embedded conversion derivative	$107,041	$—	$107,041	$—
Fixed index annuities—embedded derivatives	4,406,163	—	—	4,406,163
	$4,513,204	$—	$107,041	$4,406,163
December 31, 2012
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$5,154	$5,154	$—	$—
United States Government sponsored agencies	1,772,025	—	1,772,025	—
United States municipalities, states and territories	3,578,323	—	3,578,323	—
Foreign government obligations	105,259	—	105,259	—
Corporate securities	14,466,772	33,131	14,433,641	—
Residential mortgage backed securities	2,888,113	—	2,886,301	1,812
Commercial mortgage backed securities	357,982	—	357,982	—
Other asset backed securities	998,508	378	998,130	—
Equity securities, available for sale: finance, insurance and real estate	53,422	36,928	16,494	—
Derivative instruments	415,258	—	415,258	—
Cash and cash equivalents	1,268,545	1,268,545	—	—
Interest rate caps	3,247	—	3,247	—
2015 notes hedges	43,105	—	43,105	—
	$25,955,713	$1,344,136	$24,609,765	$1,812
Liabilities
2015 notes embedded conversion derivative	$43,105	$—	$43,105	$—
Interest rate swap	4,261	—	4,261	—
Fixed index annuities—embedded derivatives	3,337,556	—	—	3,337,556
	$3,384,922	$—	$47,366	$3,337,556

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
The independent pricing services provide quoted market prices when available. Quoted prices are not always available due to market inactivity. When quoted market prices are not available, the third parties use yield data and other factors relating to instruments or securities with similar characteristics to determine fair value for securities that are not actively traded. We generally obtain one value from our primary external pricing service. In situations where a price is not available from this service, we may obtain further quotes or prices from additional parties as needed. In addition, for our callable United States Government sponsored agencies we obtain multiple broker quotes and take the average the broker prices received. Market indices of similar rated asset class spreads are considered for valuations and broker indications of similar securities are compared. Inputs used by the broker include market information, such as yield data and other factors relating to instruments or securities with similar characteristics. Valuations and quotes obtained from third party commercial pricing services are non-binding and do not represent quotes on which one may execute the disposition of the assets.
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of December 31, 2013 and 2012.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Interest rate caps and swap
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
2015 notes embedded conversion derivative
The fair value of this embedded derivative is determined by pricing the call options that hedge this potential liability. The terms of the conversion option are identical to the 2015 notes hedges and the method of determining fair value of the call options is based upon observable market data.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Available for sale securities
Beginning balance	$1,812	$2,098
Principal returned	(864)	(300)
Accretion of discount	152	67
Total gains (losses) (unrealized/realized):
Included in other comprehensive income (loss)	276	250
Included in operations	—	(303)
Ending balance	$1,376	$1,812
The Level 3 assets included in the table above are not material to our financial position, results of operations or cash flows, and it is management's opinion that the sensitivity of the inputs used in determining the fair value of these assets is not material as well.

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Fixed index annuities—embedded derivatives
Beginning balance	$3,337,556	$2,530,496
Premiums less benefits	1,485,109	765,942
Change in unrealized losses (gains), net	(416,502)	41,118
Ending balance	$4,406,163	$3,337,556
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at December 31, 2013, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $279.3 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $192.9 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $309.9 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $183.5 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Investments
At December 31, 2013 and 2012, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2013
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$44,852	$367	$(2,294)	$42,925
United States Government sponsored agencies	1,313,776	1,875	(121,362)	1,194,289
United States municipalities, states and territories	3,181,032	164,785	(39,074)	3,306,743
Foreign government obligations	86,112	8,907	(3,462)	91,557
Corporate securities	17,142,118	606,948	(516,029)	17,233,037
Residential mortgage backed securities	1,895,913	119,230	(43,183)	1,971,960
Commercial mortgage backed securities	1,821,988	3,287	(89,815)	1,735,460
Other asset backed securities	1,041,939	23,300	(30,763)	1,034,476
	$26,527,730	$928,699	$(845,982)	$26,610,447
Held for investment:
Corporate security	$76,255	$—	$(15,415)	$60,840

Equity securities, available for sale:
Finance, insurance and real estate	$7,503	$275	$—	$7,778

December 31, 2012
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$4,590	$564	$—	$5,154
United States Government sponsored agencies	1,763,789	11,704	(3,468)	1,772,025
United States municipalities, states and territories	3,116,678	461,770	(125)	3,578,323
Foreign government obligations	86,099	19,160	—	105,259
Corporate securities	12,930,173	1,568,223	(31,624)	14,466,772
Residential mortgage backed securities	2,743,537	172,304	(27,728)	2,888,113
Commercial mortgage backed securities	354,870	5,095	(1,983)	357,982
Other asset backed securities	957,291	44,190	(2,973)	998,508
	$21,957,027	$2,283,010	$(67,901)	$24,172,136
Held for investment:
Corporate security	$76,088	$—	$(14,567)	$61,521

Equity securities, available for sale:
Finance, insurance and real estate	$44,598	$10,227	$(1,403)	$53,422
During 2013 and 2012, we received $1.1 billion and $4.6 billion, respectively, in net redemption proceeds related to calls of our callable United States Government sponsored agency securities and public and private bonds, of which $2.6 billion for the year ended December 31, 2012, were classified as held for investment. The proceeds from these redemptions have been reinvested primarily in United States Government sponsored agencies, corporate securities, residential and commercial mortgage backed securities and other asset backed securities classified as available for sale. At December 31, 2013, 31% of our fixed income securities have call features, of which 0.5% ($0.1 billion) were subject to call redemption and another 5% ($1.2 billion) will become subject to call redemption during 2014.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and fair value of fixed maturity securities at December 31, 2013, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$75,295	$76,482	$—	$—
Due after one year through five years	851,732	953,159	—	—
Due after five years through ten years	7,828,092	7,720,501	—	—
Due after ten years through twenty years	6,494,544	6,472,508	—	—
Due after twenty years	6,518,227	6,645,901	76,255	60,840
	21,767,890	21,868,551	76,255	60,840
Residential mortgage backed securities	1,895,913	1,971,960	—	—
Commercial mortgage backed securities	1,821,988	1,735,460	—	—
Other asset backed securities	1,041,939	1,034,476	—	—
	$26,527,730	$26,610,447	$76,255	$60,840
Net unrealized gains on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	December 31,
	2013	2012
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities and equity securities	$82,992	$2,223,933
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(46,588)	(1,201,974)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax benefit	(12,742)	(357,686)
Net unrealized gains reported as accumulated other comprehensive income	$46,196	$686,807
The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO's"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, we had 98% of our fixed maturity portfolio rated investment grade at both December 31, 2013 and 2012.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	December 31,
	2013		2012
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$16,394,654	$16,531,250	$13,737,381	$15,250,560
2	9,630,251	9,598,399	7,838,186	8,533,121
3	502,822	474,165	398,294	387,222
4	74,493	66,078	53,879	56,151
5	—	—	—	—
6	1,765	1,395	5,375	6,603
	$26,603,985	$26,671,287	$22,033,115	$24,233,657

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 1,047 and 198 securities, respectively) have been in a continuous unrealized loss position, at December 31, 2013 and 2012:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2013
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$32,969	$(2,294)	$—	$—	$32,969	$(2,294)
United States Government sponsored agencies	692,320	(88,671)	467,309	(32,691)	1,159,629	(121,362)
United States municipalities, states and territories	614,056	(39,074)	—	—	614,056	(39,074)
Foreign government obligations	26,298	(3,462)	—	—	26,298	(3,462)
Corporate securities:
Finance, insurance and real estate	1,690,846	(92,426)	153,037	(12,873)	1,843,883	(105,299)
Manufacturing, construction and mining	3,370,775	(191,245)	93,608	(16,088)	3,464,383	(207,333)
Utilities and related sectors	1,829,868	(102,758)	83,550	(11,547)	1,913,418	(114,305)
Wholesale/retail trade	428,407	(25,189)	17,687	(1,992)	446,094	(27,181)
Services, media and other	834,699	(51,508)	107,242	(10,403)	941,941	(61,911)
Residential mortgage backed securities	309,599	(41,080)	31,739	(2,103)	341,338	(43,183)
Commercial mortgage backed securities	1,450,143	(83,814)	51,099	(6,001)	1,501,242	(89,815)
Other asset backed securities	356,018	(20,426)	92,372	(10,337)	448,390	(30,763)
	$11,635,998	$(741,947)	$1,097,643	$(104,035)	$12,733,641	$(845,982)
Held for investment:
Corporate security:
Insurance	$—	$—	$60,840	$(15,415)	$60,840	$(15,415)

December 31, 2012
Fixed maturity securities:
Available for sale:
United States Government sponsored agencies	973,728	(3,468)	—	—	973,728	(3,468)
United States municipalities, states and territories	$24,393	$(125)	$—	$—	$24,393	$(125)
Corporate securities:
Finance, insurance and real estate	177,962	(4,126)	85,709	(8,438)	263,671	(12,564)
Manufacturing, construction and mining	426,120	(4,303)	21,975	(1,281)	448,095	(5,584)
Utilities and related sectors	221,044	(5,187)	39,224	(4,212)	260,268	(9,399)
Wholesale/retail trade	101,790	(784)	10,250	(208)	112,040	(992)
Services, media and other	264,421	(3,085)	—	—	264,421	(3,085)
Residential mortgage backed securities	220,622	(8,679)	260,226	(19,049)	480,848	(27,728)
Commercial mortgage backed securities	161,582	(1,983)	—	—	161,582	(1,983)
Other asset backed securities	145,238	(2,242)	26,131	(731)	171,369	(2,973)
	$2,716,900	$(33,982)	$443,515	$(33,919)	$3,160,415	$(67,901)
Held for investment:
Corporate security:
Insurance	$—	$—	$61,521	$(14,567)	$61,521	$(14,567)

Equity security, available for sale:
Services	$—	$—	$8,722	$(1,403)	$8,722	$(1,403)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a description of the factors causing the temporary unrealized losses by investment category as of December 31, 2013:
United States Government full faith and credit and sponsored agencies: These securities are relatively long in duration; however, they are callable in less than 12 months making the value of such securities sensitive to changes in market interest rates. The timing of when some of these securities were purchased gave rise to unrealized losses at December 31, 2013.
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
Corporate securities: The unrealized losses in these securities are due partially to the timing of purchases in 2012 and 2013. These securities carry yields less than those available at December 31, 2013 as a result of rising interest rates in 2013. In addition, a small number of securities have seen their credit spreads remain wide due to issuer or industry specific news while some financial and industrial sector credit spreads remain wide due to continued economic uncertainty and concerns of economic instability.
Residential mortgage backed securities: At December 31, 2013, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 36 securities with a total amortized cost basis of $310.6 million and a fair value of $328.0 million. Despite recent improvements in the capital markets, the fair values of RMBS with weaker borrower characteristics continue at prices below amortized cost. These RMBS prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.
Commercial mortgage backed securities: The unrealized losses in these securities are due partially to the timing of purchases in 2012 and 2013. A number of purchases made in the middle of the fourth quarter 2012 were at yields lower than what could be executed at the end of 2013 due to the increase in the treasury yield since the time of purchase.
Other asset backed securities: The unrealized losses in these securities are predominantly assigned to financial sector capital trust securities which have longer maturity dates and have declined in price due to prolonged stress in the financial sector. No securities in an unrealized loss position are rated below investment grade.
Approximately 95% and 75% of the unrealized losses on fixed maturity securities shown in the above table for December 31, 2013 and 2012, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the fixed maturity securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains/losses on investments for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$(848)	$(14,783)	$40,668
Investments carried at fair value:
Fixed maturity securities, available for sale	$(2,132,392)	$731,279	$1,275,061
Equity securities, available for sale	(8,549)	4,417	(369)
	(2,140,941)	735,696	1,274,692
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	1,155,386	(382,498)	(697,140)
Deferred income tax asset/liability	344,944	(123,620)	(202,143)
	1,500,330	(506,118)	(899,283)
Change in net unrealized gains/losses on investments carried at fair value	$(640,611)	$229,578	$375,409

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of net investment income are as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Fixed maturity securities	$1,229,486	$1,112,296	$1,048,376
Equity securities	1,586	3,090	3,315
Mortgage loans on real estate	159,769	176,354	172,731
Cash and cash equivalents	775	2,243	554
Other	5,711	6,348	4,020
	1,397,327	1,300,331	1,228,996
Less investment expenses	(13,400)	(13,408)	(10,216)
Net investment income	$1,383,927	$1,286,923	$1,218,780
Proceeds from sales of available for sale securities for the years ended December 31, 2013, 2012 and 2011 were $1.5 billion, $492.5 million and $252.2 million, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the years ended December 31, 2013, 2012 and 2011 were $2.1 billion, $2.8 billion and $3.4 billion, respectively. Calls of held for investment fixed maturity securities for the years ended December 31, 2012 and 2011 were $2.6 billion and $0.2 billion, respectively.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains (losses) on investments, excluding net OTTI losses are as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$39,079	$10,906	$12,614
Gross realized losses	(6,170)	(562)	(1,423)
	32,909	10,344	11,191
Equity securities:
Gross realized gains	9,571	562	966

Other investments:
Gain on sale of real estate	2,144	5,149	377
Loss on sale of real estate	(1,317)	—	—
Impairment losses on real estate	(1,195)	(5,677)	(405)
	(368)	(528)	(28)
Mortgage loans on real estate:
Increase in allowance for credit losses	(5,621)	(16,832)	(30,770)
Recovery of specific allowance	4,070	—	—
	(1,551)	(16,832)	(30,770)
	$40,561	$(6,454)	$(18,641)
Losses in 2013 were realized primarily due to strategies to reposition the fixed maturity security portfolio that result in improved net investment income, risk or duration profiles as they pertain to our asset liability management. Two corporate issues were sold at a loss in 2013 due to the our long-term fundamental concern with the issuer's ability to meet its future financial obligations.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the carrying value of our fixed maturity securities, mortgage loans on real estate and real estate owned that have been non-income producing for 12 consecutive months:

	December 31,
	2013	2012
	(Dollars in thousands)
Fixed maturity securities, available for sale	$20	4,691
Mortgage loans on real estate	3,511	2,783
Real estate owned	—	1,270
	$3,531	$8,744
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We utilize the models from a leading structured product software specialist serving institutional investors. These models incorporate each security's seniority and cash flow structure. In circumstances where the analysis implies a potential for principal loss at some point in the future, we use the "best estimate" cash flow projection discounted at the security's effective yield at acquisition to determine the amount of our potential credit loss associated with this security. The discounted expected future cash flows equates to our expected recovery value. Any shortfall of the expected recovery when compared to the amortized cost of the security will be recorded as the credit loss component of the other than temporary impairment.
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
The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the years ended December 31, 2013 and 2012, which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Year ended December 31, 2013
Prime	2003	5.1%	5.1%	2%	2%	30%	30%
	2005	6.5%	7.7%	8%	18%	50%	65%
	2006	5.8%	6.9%	9%	16%	45%	50%
	2007	6.2%	6.7%	11%	25%	40%	60%
	2008	6.6%	6.6%	16%	16%	45%	45%
	2009	6.8%	6.8%	17%	17%	60%	60%
Alt-A	2005	5.6%	8.7%	13%	81%	2%	65%
	2007	6.2%	6.9%	38%	52%	60%	65%

Year ended December 31, 2012
Prime	2005	6.5%	7.7%	8%	19%	40%	50%
	2006	5.8%	7.6%	9%	19%	40%	55%
	2007	6.1%	7.3%	11%	38%	40%	60%
Alt-A	2004	5.8%	5.8%	11%	11%	60%	60%
	2005	5.6%	8.7%	12%	38%	5%	55%
	2006	6.0%	6.0%	32%	46%	55%	60%
	2007	6.2%	7.0%	31%	55%	55%	65%
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes other than temporary impairments by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized from Other Comprehensive Income	Net OTTI Losses Recognized in Operations
	(Dollars in thousands)
Year ended December 31, 2013
Fixed maturity securities, available for sale:
United States Government sponsored agencies	2	$(2,775)	$—	$(2,775)
Corporate securities:
Industrial	1	(1,761)	—	(1,761)
Residential mortgage backed securities	6	—	(1,270)	(1,270)
Equity security, available for sale:
Industrial	1	(428)	—	(428)
	10	$(4,964)	$(1,270)	$(6,234)

Year ended December 31, 2012
Fixed maturity securities, available for sale:
Corporate securities:
Finance	1	$(1,765)	$—	$(1,765)
Retail	1	(622)	—	(622)
Residential mortgage backed securities	39	(3,024)	(9,521)	(12,545)
	41	$(5,411)	$(9,521)	$(14,932)

Year ended December 31, 2011
Fixed maturity securities, available for sale:
Residential mortgage backed securities	66	$(19,420)	$(13,796)	$(33,216)
Equity security, available for sale:
Finance	1	(760)	—	(760)
	67	$(20,180)	$(13,796)	$(33,976)
The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Cumulative credit loss at beginning of year	$(134,027)	$(119,095)
Credit losses on securities for which OTTI has not previously been recognized	(4,536)	(12,365)
Additional credit losses on securities for which OTTI has previously been recognized	(1,270)	(2,567)
Accumulated losses on securities that were disposed of during the period	13,873	—
Cumulative credit loss at end of year	$(125,960)	$(134,027)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security, for securities that are part of our investment portfolio at December 31, 2013 and 2012:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
December 31, 2013
Fixed maturity securities, available for sale:
Corporate securities	$—	$—	$20	$20
Residential mortgage backed securities	679,265	(176,334)	216,061	718,992
	$679,265	$(176,334)	$216,081	$719,012
December 31, 2012
Fixed maturity securities, available for sale:
Corporate securities	$10,599	$(2,151)	$5,676	$14,124
Residential mortgage backed securities	855,915	(177,604)	171,514	849,825
Equity securities, available for sale:
Finance, insurance and real estate	9,976	—	9,668	19,644
	$876,490	$(179,755)	$186,858	$883,593
At December 31, 2013 and 2012, fixed maturity securities and short-term investments with an amortized cost of $31.7 billion and $27.2 billion, respectively, were on deposit with state agencies to meet regulatory requirements. There are no restrictions on these assets.
At December 31, 2013 and 2012, we had no investment in any person or its affiliates (other than bonds issued by agencies of the United States Government) that exceeded 10% of stockholders' equity.

4.     Mortgage Loans on Real Estate
Our mortgage loan portfolio, summarized in the following table, totaled $2.6 billion at both December 31, 2013 and 2012, respectively, with commitments outstanding of $79.6 million at December 31, 2013.

	December 31,
	2013	2012
	(Dollars in thousands)
Principal outstanding	$2,607,698	$2,658,883
Loan loss allowance	(26,047)	(34,234)
Deferred prepayment fees	(569)	(709)
Carrying value	$2,581,082	$2,623,940

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

	December 31,
	2013		2012
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$765,717	29.4%	$732,762	27.5%
Middle Atlantic	156,489	6.0%	155,094	5.8%
Mountain	356,246	13.7%	387,599	14.6%
New England	21,324	0.8%	26,385	1.0%
Pacific	317,431	12.2%	320,982	12.1%
South Atlantic	483,852	18.5%	458,802	17.3%
West North Central	351,794	13.5%	370,168	13.9%
West South Central	154,845	5.9%	207,091	7.8%
	$2,607,698	100.0%	$2,658,883	100.0%
Property type distribution
Office	$590,414	22.6%	$666,467	25.1%
Medical Office	125,703	4.8%	136,764	5.1%
Retail	711,364	27.3%	677,951	25.5%
Industrial/Warehouse	673,449	25.8%	692,637	26.1%
Hotel	61,574	2.4%	94,045	3.5%
Apartment	291,823	11.2%	219,335	8.2%
Mixed use/other	153,371	5.9%	171,684	6.5%
	$2,607,698	100.0%	$2,658,883	100.0%
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
Our general loan loss allowance for periods through September 30, 2011 was calculated on the cumulative outstanding principal on loans making up the group of loans currently in workout terms and loans currently more than 60 days past due. We applied a factor to the total outstanding principal of these loans that was calculated as the average specific impairment loss for the most recent four quarters divided by the sum of the average of the total outstanding principal of delinquent loans for the most recent four quarters and the average of the total outstanding principal of loans in workout for the most recent four quarters. In the fourth quarter of 2011, we modified the calculation for determining our general loan loss allowance. The group of loans that we utilized to calculate an estimate of general loan loss allowance were those that had a debt service coverage ratio (DSCR) of less than 1.0. The DSCR is calculated by dividing the net operating income of the mortgaged property by the contractual principal and interest payment due for the corresponding period. We developed the loss rates to apply to this group of loans by dividing the specific impairment loss for the most recent four quarters by the principal outstanding of the loans with a DSCR of less than 1.0.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013 and 2012, we utilized a process of rating the mortgage loans in our portfolio based on factors such as historical operating performance, loan to value ratio and economic outlook, among others. We calculated a loss factor to apply to each rating based on historical losses we have recognized in our mortgage loan portfolio. We applied the loss factors to the total principal outstanding within each rating category to determine an appropriate estimate of general loan loss allowance at December 31, 2013 and 2012. The change in methodology utilized to determine the general loan loss allowance did not result in a material adjustment.
The following table presents a rollforward of our specific and general valuation allowances for mortgage loans on real estate:

	Year Ended December 31,
	2013		2012		2011
	Specific Allowance	General Allowance	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(23,134)	$(11,100)	$(23,664)	$(9,300)	$(13,224)	$(3,000)
Charge-offs	9,738	—	15,562	—	14,030	—
Recoveries	4,070	—	—	—	—	—
Change in provision for credit losses	(7,521)	1,900	(15,032)	(1,800)	(24,470)	(6,300)
Ending allowance balance	$(16,847)	$(9,200)	$(23,134)	$(11,100)	$(23,664)	$(9,300)
The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	December 31,
	2013	2012	2011
	(Dollars in thousands)
Individually evaluated for impairment	$47,018	$53,110	67,698
Collectively evaluated for impairment	2,560,680	2,605,773	2,788,313
Total loans evaluated for impairment	$2,607,698	$2,658,883	2,856,011
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
During the years ended December 31, 2013 and 2012, five and thirteen mortgage loans, respectively, were satisfied by taking ownership of any real estate serving as collateral. The following table summarizes the activity in the real estate owned which was obtained in satisfaction of mortgage loans on real estate:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Real estate owned at beginning of period	$33,172	$36,821	$19,122
Real estate acquired in satisfaction of mortgage loans	8,217	26,324	20,978
Additions	626	398	387
Sales	(17,358)	(23,825)	(3,027)
Impairments	(1,195)	(5,677)	—
Depreciation	(618)	(869)	(639)
Real estate owned at end of period	$22,844	$33,172	$36,821

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	December 31,
	2013	2012
	(Dollars in thousands)
Credit Exposure--By Payment Activity
Performing	$2,593,276	2,597,440
In workout	6,248	26,723
Delinquent	—	—
Collateral dependent	8,174	34,720
	$2,607,698	$2,658,883
Mortgage loans are considered delinquent when they become 60 days past due. When loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If the payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. Outstanding principal of loans in a non-accrual status at December 31, 2013 and 2012 totaled $8.2 million and $34.7 million, respectively.
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
Aging of financing receivables is summarized in the following table, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
December 31, 2013	$—	$—	$—	$—	$2,599,524	$8,174	$2,607,698
December 31, 2012	$—	$—	$—	$—	$2,624,163	$34,720	$2,658,883

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
December 31, 2013
Mortgage loans with an allowance	$30,171	$47,018	$(16,847)	$33,772	$2,094
Mortgage loans with no related allowance	3,264	3,264	—	3,264	138
	$33,435	$50,282	$(16,847)	$37,036	$2,232
December 31, 2012
Mortgage loans with an allowance	$29,976	$53,110	$(23,134)	$37,480	$1,946
Mortgage loans with no related allowance	27,765	27,765	—	27,696	1,664
	$57,741	$80,875	$(23,134)	$65,176	$3,610
December 31, 2011
Mortgage loans with an allowance	$44,034	$67,698	$(23,664)	$53,617	$3,284
Mortgage loans with no related allowance	63,023	63,023	—	60,974	3,509
	$107,057	$130,721	$(23,664)	$114,591	$6,793
The loans that are categorized as "in workout" consist of loans that we have agreed to lower or no mortgage payments for a period of time while the borrowers address cash flow and/or operational issues. The key features of these workouts have been determined on a loan-by-loan basis. Most of these loans are in a period of low cash flow due to tenants vacating their space or tenants requesting rent relief during difficult economic periods. Generally, we have allowed the borrower a six month interest only period and in some cases a twelve month period of interest only. Interest only workout loans are expected to return to their regular debt service payments after the interest only period. Interest only loans that are not fully amortizing will have a larger balance at their balloon date than originally contracted. Fully amortizing loans that are in interest only periods will have larger debt service payments for their remaining term due to lost principal payments during the interest only period. In limited circumstances we have allowed borrowers to pay the principal portion of their loan payment into an escrow account that can be used for capital and tenant improvements for a period of not more than twelve months. In these situations new loan amortization schedules are calculated based on the principal not collected during this twelve month workout period and larger payments are collected for the remaining term of each loan. In all cases, original interest rate and maturity date have not been modified, and we have not forgiven any principal amounts.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mortgage loan workouts, refinances or restructures that are classified as TDR are individually evaluated and measured for impairment. A summary of mortgage loans on commercial real estate with outstanding principal at December 31, 2013 and 2012 that we determined to be TDRs are as follows:

Geographic Region	Number of TDRs	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount
		(Dollars in thousands)
Year ended December 31, 2013:
East	1	$3,712	$(949)	$2,763
Mountain	7	22,140	(329)	21,811
South Atlantic	7	13,930	(4,177)	9,753
East North Central	1	2,219	(467)	1,752
West North Central	1	1,938	(475)	1,463
West South Central	1	1,714	(256)	1,458
	18	$45,653	$(6,653)	$39,000

Year ended December 31, 2012:
East	1	$4,208	$(1,425)	$2,783
Mountain	10	28,786	(1,702)	27,084
South Atlantic	9	23,358	(5,047)	18,311
East North Central	1	2,232	(467)	1,765
West North Central	3	9,466	(2,328)	7,138
	24	$68,050	$(10,969)	$57,081
5.     Derivative Instruments
We recognize all derivative instruments as assets or liabilities in the consolidated balance sheets at fair value. None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts and derivative instruments embedded in a convertible debt issue, presented in the consolidated balance sheets are as follows:

	December 31,
	2013	2012
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$856,050	$415,258
Other assets
2015 notes hedges	107,041	43,105
Interest rate caps	6,103	3,247
Interest rate swap	712	—
	$969,906	$461,610
Liabilities
Policy benefit reserves—annuity products
Fixed index annuities—embedded derivatives	$4,406,163	$3,337,556
Other liabilities
2015 notes embedded conversion derivative	107,041	43,105
Interest rate swap	—	4,261
	$4,513,204	$3,384,922

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in fair value of derivatives included in the consolidated statements of operations are as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$932,003	$228,610	$(93,582)
2015 notes hedges	145,751	(2,488)	(21,002)
2015 warrants	(9,568)	—	—
Interest rate swap	4,973	(4,261)	(144)
Interest rate caps	2,856	(723)	—
	$1,076,015	$221,138	$(114,728)
Change in fair value of embedded derivatives:
2015 notes embedded conversion derivative (see Note 9)	$141,974	$(2,488)	$(21,002)
Fixed index annuities—embedded derivatives	(8,006)	289,387	(84,192)
	$133,968	$286,899	$(105,194)
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
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			December 31,
			2013		2012
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A	A2	$1,683,911	$73,836	$568,786	$16,533
Barclays	A	A2	2,396,839	113,513	3,463,777	103,929
BNP Paribas	A+	A2	1,382,661	38,849	2,207,097	60,301
Citibank, N.A.	A	A2	1,536,547	72,310	2,878,588	67,592
Credit Suisse	A	A1	4,060,352	193,304	936,625	21,518
Deutsche Bank	A	A2	747,587	41,074	886,688	20,787
HSBC	AA-	A1	200,011	10,518	295,520	6,539
J.P. Morgan	A+	Aa3	786,429	36,863	735,016	21,940
Morgan Stanley	A-	Baa2	3,546,487	150,437	1,590,505	40,113
Royal Bank of Canada	AA-	Aa3	714,941	25,140	—	—
Wells Fargo (Wachovia)	AA-	Aa3	2,221,874	100,206	2,060,903	56,006
			$19,277,639	$856,050	$15,623,505	$415,258

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013 and 2012, we held $818.2 million and $328.7 million, respectively, of cash and cash equivalents and other securities from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $71.7 million and $93.7 million at December 31, 2013 and 2012, respectively.
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
Details regarding the interest rate swap are as follows:

					December 31,
					2013	2012
Maturity Date	Notional Amount	Receive Rate	Pay Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	LIBOR	2.415%	SunTrust	$712	$(4,261)
Details regarding the interest rate caps are as follows:

					December 31,
					2013	2012
Maturity Date	Notional Amount	Floating Rate	Cap Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	LIBOR	2.50%	SunTrust	$3,073	$1,634
July 8, 2021	12,000	LIBOR	2.50%	SunTrust	923	490
July 29, 2021	27,000	LIBOR	2.50%	SunTrust	2,107	1,123
	$79,000				$6,103	$3,247
The interest rate swap has a forward starting date beginning in March 2014 and converts floating rates to fixed rates for seven years. The interest rate caps have a forward starting date beginning in July 2014 and cap our interest rates for seven years. As of December 31, 2013 we held $6.7 million of cash and cash equivalents from the counterparty for derivative collateral related to the swap and caps, which is included in other liabilities on our consolidated balance sheets.
In September 2010, concurrently with the issuance of $200.0 million principal amount of 3.5% Convertible Senior Notes Due 2015 (the "2015 notes"), we entered into hedge transactions (the "2015 notes hedges") with two counterparties whereby we have the option to receive the cash equivalent of the conversion spread on 16.0 million shares of our common stock based upon a strike price of $12.50 per share, subject to certain conversion rate adjustments in the 2015 notes. As of December 31, 2013, such adjustments and partial unwind agreements settled in cash during 2013, as described below, have resulted in 2015 notes hedges outstanding whereby we have the option to receive the cash equivalent of the conversion spread on 7.5 million shares of our common stock based upon a strike price of $12.35 per share. These options expire on September 15, 2015, and must be settled in cash. The 2015 notes hedges are accounted for as derivative assets and are included in other assets in our consolidated balance sheets. The 2015 notes embedded conversion derivative and the 2015 notes hedges are adjusted to fair value each reporting period and unrealized gains and losses are reflected in our consolidated statements of operations.
In separate transactions, we also sold warrants (the "2015 warrants") to two counterparties for the purchase of up to 16.0 million shares of our common stock at a price of $16.00 per share. We received $15.6 million in cash proceeds from the sale of the 2015 warrants, which has been recorded as an increase in additional paid-in capital. The number of shares and strike price of the warrants are subject to adjustment based on dividends we pay subsequent to selling the warrants. As of December 31, 2013, such adjustments and partial unwind agreements settled in cash during 2013, as described below, have resulted in warrants outstanding for the purchase of up to 7.5 million shares of our common stock at a strike price of $15.75 per share. The warrants expire on various dates from December 2015 through March 2016 and are intended to be settled in net shares. The total number of shares of common stock deliverable under the 2015 warrants is, however, currently limited to 11.7 million shares. Changes in the fair value of these warrants will not be recognized in our consolidated financial statements as long as the instruments

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remain classified as equity. At December 31, 2013, the remaining 2015 warrants that were not settled with the partial unwind agreements were dilutive as the average price of our commons stock exceeded the $15.75 strike price of the 2015 warrants and the effect has been included in diluted earnings per share for the year ended December 31, 2013. The warrants were not dilutive for the year ended December 31, 2012.
In 2013, we entered into three separate partial unwind agreements with the two counterparties to the 2015 notes hedges and the 2015 warrants to coincide with the extinguishment of a portion of our 2015 notes, see note 9. We agreed to settle 54% of both the outstanding 2015 notes hedges and the 2015 warrants and received net cash from the counterparties totaling $22.2 million. The agreements to settle the 2015 warrants in cash required us to reclassify $48.0 million from equity to a derivative liability which represented the fair value of the 2015 warrants committed to the unwind on the day that we entered into the unwind agreements. Subsequent to the reclassification, we were required to recognize any change in fair value of the 2015 warrants committed to the unwind agreements through net income.
6.     Deferred Policy Acquisition Costs and Deferred Sales Inducements
Policy acquisition costs deferred and amortized are as follows:

	December 31,
	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of year	$1,709,799	$1,683,857	$1,747,760
Costs deferred during the year:
Commissions	420,378	399,001	463,889
Policy issue costs	5,422	4,410	14,945
Amortization	(365,468)	(164,919)	(143,478)
Effect of net unrealized gains/losses	656,521	(212,550)	(399,259)
Balance at end of year	$2,426,652	$1,709,799	$1,683,857
Sales inducements deferred and amortized are as follows:

	December 31,
	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of year	$1,292,341	$1,242,787	$1,227,328
Costs deferred during the year	337,787	306,659	385,123
Amortization	(253,113)	(87,157)	(71,781)
Effect of net unrealized gains/losses	498,865	(169,948)	(297,883)
Balance at end of year	$1,875,880	$1,292,341	$1,242,787
We periodically revise the key assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. The unlocking adjustment in 2013 decreased amortization of deferred policy acquisition costs by $18.5 million and amortization of deferred sales inducements by $11.1 million and included the impact of account balance true ups and adjustment to future period assumptions for surrenders and certain expenses. The unlocking adjustment in 2012 increased amortization of deferred policy acquisition costs by $3.7 million and decreased amortization for deferred sales inducements by $0.2 million. The unlocking adjustment in 2011 decreased amortization of deferred policy acquisition costs by $9.1 million and amortization for deferred sales inducements by $5.0 million.

7.     Reinsurance and Policy Provisions
Coinsurance
We have two coinsurance agreements with EquiTrust Life Insurance Company ("EquiTrust"), covering 70% of certain of our index and fixed rate annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003 and 20% of those contracts issued from January 1, 2004 to July 31, 2004. The business reinsured under these agreements may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to EquiTrust under these agreements) were $0.9 billion and $1.0 billion at December 31, 2013 and 2012, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible. The balance due under these agreements to EquiTrust was $20.7 million and $9.2 million at December 31, 2013 and 2012, respectively, and represents the fair value of call options held by us to fund index credits related to the ceded business net of cash due to or from EquiTrust related to monthly settlements of policy activity and other expenses.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have two coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda. One agreement cedes 20% of certain of our fixed index annuities issued from January 1, 2009 through March 31, 2010. The business reinsured under this agreement is not eligible for recapture until the end of the month following seven years after the date of issuance of the policy. The other agreement cedes 80% of our multi-year rate guaranteed annuities issued on or after July 1, 2009. The business reinsured under this agreement may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to Athene under these agreements) were $2.1 billion and $1.9 billion at December 31, 2013 and 2012, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to Athene should Athene fail to meet the obligations it has coinsured. The annuity deposits that have been ceded to Athene are being held in a trust and American Equity Life is named as the sole beneficiary of the trust. The assets in the trust are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the trust account would ever reach a point where it is less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in a trust for the amount of any shortfall. None of the coinsurance deposits with Athene are deemed by management to be uncollectible. The balance due under these agreements to Athene was $27.3 million and $14.0 million at December 31, 2013 and 2012, respectively, and represents the fair value of call options held by us to fund index credits related to the ceded business net of cash due from Athene related to monthly settlements of policy activity.
Amounts ceded to EquiTrust and Athene under these agreements are as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Consolidated Statements of Operations
Annuity product charges	$6,551	$6,796	$8,149
Change in fair value of derivatives	60,876	17,106	(2,771)
	$67,427	$23,902	$5,378

Interest sensitive and index product benefits	$117,934	$94,113	$99,724
Change in fair value of embedded derivatives	2,898	9,373	(12,428)
Other operating costs and expenses	9,926	9,333	8,970
	$130,758	$112,819	$96,266
Consolidated Statements of Cash Flows
Annuity deposits	$(182,616)	$(203,552)	$(326,531)
Cash payments to policyholders	208,345	208,437	204,116
	$25,729	$4,885	$(122,415)
Financing Arrangements
We have two reinsurance transactions with Hannover Life Reassurance Company of America ("Hannover"), which are treated as reinsurance under statutory accounting practices and as financing arrangements under GAAP. The statutory surplus benefits under these agreements are eliminated under GAAP and the associated charges are recorded as risk charges and included in other operating costs and expenses in the consolidated statements of operations. The transactions became effective March 31, 2011 (the "2011 Hannover Transaction") and July 1, 2013 (the "2013 Hannover Transaction"). The 2011 Hannover Transaction terminates on March 31, 2016, and the statutory surplus benefit is reduced over a five year period and is eliminated upon termination.
The 2011 Hannover Transaction is a coinsurance and yearly renewable term reinsurance agreement for statutory purposes and provided $49.2 million in net pretax statutory surplus benefit at inception in 2011. Pursuant to the terms of this agreement, pretax statutory surplus was reduced by $11.3 million, $11.8 million and $9.2 million in 2013, 2012 and 2011, respectively, and is expected to be reduced as follows: 2014—$10.8 million and 2015—$10.3 million and 2016—$2.5 million. These amounts include risk charges equal to 1.25% of the pretax statutory surplus benefit as of the end of each calendar quarter. Risk charges attributable to this agreement were $1.3 million, $1.8 million and $1.7 million during 2013, 2012 and 2011, respectively.
The 2013 Hannover Transaction is a yearly renewable term reinsurance agreement for statutory purposes covering 45.6% of waived surrender charges related to penalty free withdrawals, deaths and lifetime income benefit rider payments as well as lifetime income benefit rider payments in excess of policy fund values on certain business. We may recapture the risks reinsured under this agreement as of the end of any quarter after June 30, 2016. However, the agreement, as amended, makes it punitive to us if we do not recapture the business ceded no later than the first quarter of 2018. The reserve credit recorded on a statutory basis by American Equity Life was $288.2 million at December 31, 2013. We pay quarterly reinsurance premiums under this agreement with an experience refund calculated on a quarterly basis and a risk charge equal to 1.25% of the pretax statutory surplus benefit as of the end of each calendar quarter. Risk charges attributable to the 2013 Hannover Transaction were $7.0 million during 2013.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 2013 Hannover Transaction replaces a similar reinsurance agreement with Hannover that was entered into in 2005 (the "2005 Hannover Agreement") which was recaptured simultaneously with entering into the 2013 Hannover Transaction. The 2005 Hannover Agreement was a yearly renewable term reinsurance agreement for statutory purposes covering 47% of waived surrender charges related to penalty free withdrawals and deaths on certain business. The reserve credit recorded on a statutory basis by American Equity Life was $180.3 million at December 31, 2012 under the 2005 Hannover Agreement. Risk charges attributable to the 2005 Hannover Transaction were $5.4 million, $9.9 million and $8.6 million during 2013, 2012 and 2011, respectively.
Prior to its recapture in 2013, we had a coinsurance and yearly renewable term reinsurance agreement for statutory purposes that provided $29.5 million in net pretax statutory surplus benefit at inception in 2008 (the "2008 Hannover Transaction"). Pursuant to the terms of this agreement, pretax statutory surplus was reduced by $6.9 million and $6.8 million in 2013 and 2012, respectively. These amounts include risk charges equal to 1.25% of the pretax statutory surplus benefit as of the end of each calendar quarter. Risk charges attributable to the 2008 Hannover Transaction were $0.1 million, $0.5 million and $0.8 million during 2013, 2012 and 2011, respectively.
Indemnity Reinsurance
In the normal course of business, we seek to limit our exposure to loss on any single insured and to recover a portion of benefits paid under our annuity, life and accident and health insurance products by ceding reinsurance to other insurance enterprises or reinsurers. Reinsurance contracts do not relieve us of our obligations to our policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, our life insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses to us. To limit the possibility of such losses, we evaluate the financial condition of our reinsurers, and monitor concentrations of credit risk. No allowance for uncollectible amounts has been established against our asset for amounts receivable from other insurance companies as none of the receivables are deemed by management to be uncollectible.
8.     Income Taxes
We file consolidated federal income tax returns that include all of our wholly-owned subsidiaries except Eagle Life which must file a separate federal income tax return for 2009–2013 under applicable federal income tax guidelines. Our income tax expense as presented in the consolidated financial statements is summarized as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Consolidated statements of operations:
Current income taxes	$133,036	$80,527	$127,535
Deferred income taxes (benefits)	3,013	(52,336)	(80,869)
Total income tax expense included in consolidated statements of operations	136,049	28,191	46,666
Stockholders' equity:
Expense (benefit) relating to:
Change in net unrealized investment losses	(344,944)	123,620	202,143
Share-based compensation	(4,043)	(392)	(1,061)
Extinguishment of convertible debt	(4,546)	—	—
Total income tax expense included in consolidated financial statements	$(217,484)	$151,419	$247,748

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax expense in the consolidated statements of operations differed from the amount computed at the applicable statutory federal income tax rate of 35% as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Income before income taxes	$389,332	$85,989	$132,914

Income tax expense on income before income taxes	$136,266	$30,096	$46,520
Tax effect of:
Tax exempt net investment income	(2,657)	(1,876)	—
Extinguishment of convertible debt	2,695	—	—
Other	(255)	(29)	146
Income tax expense	$136,049	$28,191	$46,666
Effective tax rate	34.9%	32.8%	35.1%
Deferred income tax assets or liabilities are established for temporary differences between the financial reporting amounts and tax bases of assets and liabilities that will result in deductible or taxable amounts, respectively, in future years. The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2013 and 2012, are as follows:

	December 31,
	2013	2012
	(Dollars in thousands)
Deferred income tax assets:
Policy benefit reserves	$1,875,516	$1,698,831
Other than temporary impairments	901	8,177
Investment income items	2,121	—
Amounts due reinsurer	7,366	—
Other policyholder funds	9,200	10,860
Litigation settlement accrual	7,420	7,351
Deferred compensation	13,430	14,659
Convertible senior notes	34,818	—
Net operating loss carryforwards	24,179	16,783
Other	8,835	7,192
Gross deferred tax assets	1,983,786	1,763,853
Deferred income tax liabilities:
Deferred policy acquisition costs and deferred sales inducements	(1,475,403)	(1,425,266)
Net unrealized gains on available for sale fixed maturity and equity securities	(12,742)	(357,686)
Convertible senior notes	—	(6,665)
Derivative instruments	(193,067)	(18,280)
Investment income items	—	(2,588)
Other	(718)	(2,671)
Gross deferred tax liabilities	(1,681,930)	(1,813,156)
Net deferred income tax (liability) asset	$301,856	$(49,303)
The total deferred income tax asset includes other than temporary impairments on investments. The other than temporary impairments will not be available for utilization for tax purposes until the securities are either sold at a loss or deemed completely worthless. The other than temporary impairments totaled $2.6 million and $23.4 million as of December 31, 2013 and 2012, respectively.
Included in the deferred income taxes is the expected income tax benefit attributable to unrealized losses on available for sale fixed maturity securities. There is no valuation allowance provided for the deferred income tax asset attributable to unrealized losses on available for sale fixed maturity securities. Management expects that the passage of time will result in the reversal of these unrealized losses due to the fair value increasing as these securities near maturity. Management has the intent and ability to hold these securities to maturity because we generate adequate cash flow from new business to fund all foreseeable cash flow needs and do not believe it would be necessary to liquidate these securities at a loss to meet cash flow needs.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Realization of our deferred income tax assets is more likely than not based on expectations as to our future taxable income and considering all other available evidence, both positive and negative. Therefore, no valuation allowance against deferred income tax assets has been established as of December 31, 2013 and 2012.
There were no material income tax contingencies requiring recognition in our consolidated financial statements as of December 31, 2013. We are no longer subject to income tax examinations by tax authorities for years prior to 2009.
At December 31, 2013, we had non-life net operating loss carryforwards for federal income tax purposes totaling $36.8 million which expire beginning in 2018 through 2033.

9.     Notes Payable and Amounts Due Under Repurchase Agreements
On July 17, 2013, we issued $400 million aggregate principal amount of senior unsecured notes due 2021 which bear interest at 6.625% per year and will mature on July 15, 2021. We used $15 million of the net proceeds from the issuance to repay the entire amount outstanding under our revolving credit facility and $168.7 million, net of proceeds of $22.2 million in settlement of 2015 notes hedges and 2015 warrants, to pay the cash consideration portion of the convertible note tender and exchange offers discussed below. We intend to use the remaining net proceeds from the notes issuance to tender for, redeem or repurchase the $160.3 million aggregate principal amount of convertible notes that are currently outstanding. The form and timing of any such activity will be dependent upon market conditions and other factors and there can be no assurance that any such transactions can be completed prior to the December 2014 call date for the 5.25% Contingent Convertible Senior Notes due December 15, 2029 (the "2029 notes") or the September 2015 maturity date for the 2015 notes.
In September 2010, we issued $200.0 million principal amount of 2015 notes. The 2015 notes have a stated interest rate of 3.5%, mature on September 15, 2015, and are intended to be settled in cash; however, in certain limited circumstances we have the discretion to settle in shares of our common stock or a combination of cash and shares of our common stock. Contractual interest payable on the 2015 notes began accruing in September 2010 and is payable semi-annually in arrears each March 15th and September 15th. The initial transaction fees and expenses totaling $6.8 million were capitalized as deferred financing costs and are being amortized over the term of the 2015 notes using the effective interest method.

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

The initial conversion rate for the 2015 notes was 80 shares of our common stock per $1,000 principal amount of 2015 notes, equivalent to a conversion price of approximately $12.50 per share of our common stock, with the amount due on conversion. Upon conversion, a holder will receive the sum of the daily settlement amounts, calculated on a proportionate basis for each day, during a specified observation period following the conversion date. The conversion rate for the 2015 notes was adjusted to 80.9486 shares in December 2012, equivalent to a conversion price of approximately $12.35 per share.

If a fundamental change, as defined in the indenture, occurs prior to maturity and our stock price is at least $10.00 per share at that time, the conversion rate will increase by an additional amount of up to 20 shares of our common stock per $1,000 principal amount of 2015 notes, which amount would be paid to each holder that elects to convert its 2015 notes at that time.

The conversion option of the 2015 notes (the "2015 notes embedded conversion derivative") is an embedded derivative that requires bifurcation from the 2015 notes and is accounted for as a derivative liability, which is included in Other liabilities in our Consolidated Balance Sheets. The fair value of the 2015 notes embedded conversion derivative at the time of issuance of the 2015 notes was $37.0 million, and was recorded as the original debt discount for purposes of accounting for the debt component of the 2015 notes. This discount is being recognized as interest expense using the effective interest method over the term of the 2015 notes. The estimated fair value of the 2015 notes embedded conversion derivative was $107.0 million and $43.1 million as of December 31, 2013 and 2012, respectively.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2004, we issued $260.0 million of convertible senior notes due December 15, 2024 (the "2024 notes"), of which $22.9 million was assigned to the equity component (net of income tax of $16.1 million). On March 25, 2013, notice of mandatory redemption was issued for the remaining outstanding amount of our 2024 notes and holders of $25.8 million principal amount of the convertible notes exercised their conversion rights prior to the April 30, 2013 mandatory redemption date. The holders of these notes received the principal amount of their notes in cash and the conversion premium in shares of our common stock, for which 216,729 shares were issued. The balance of the convertible notes ($2.5 million principal amount) was redeemed for cash. The 2024 notes bore interest at a fixed rate of 5.25% per annum. Interest was payable semi-annually in arrears on June 6 December 6 of each year.
In December 2009, we issued $115.8 million of contingent convertible senior notes due December 15, 2029, of which $15.6 million was assigned to the equity component (net of income tax of $11.0 million), $52.2 million principal amount were issued for cash and $63.6 million were issued in exchange of $63.6 million of the 2024 notes. The 2029 notes bear interest at a fixed rate of 5.25% per annum. Interest is payable semi-annually in arrears on June 6 and December 6 of each year. In addition to regular interest on the 2029 notes, beginning with the six-month interest period ending June 6, 2015, we will also pay contingent interest under certain conditions at a rate of 0.5% per annum based on the average trading price of the notes during a specified period.
The 2029 notes are convertible at the holders' option prior to the maturity date into cash and shares of our common stock under the following conditions:

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
Holders may convert any outstanding 2029 notes into cash and shares of our common stock at a conversion price per share of $9.57. This represents a conversion rate of approximately 104.5 shares of common stock per $1,000 in principal amount of notes (the "conversion rate"). Subject to certain exceptions described in the indentures covering these notes, at the time the notes are tendered for conversion, the value (the "conversion value") of the cash and shares of our common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the conversion rate by the "ten day average closing stock price", which equals the average of the closing per share prices of our common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. We will deliver the conversion value to holders as follows: (1) an amount in cash (the "principal return") equal to the lesser of (a) the aggregate conversion value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate conversion value of the notes to be converted is greater than the principal return, an amount in shares (the "net shares") equal to such aggregate conversion value less the principal return (the "net share amount") and (3) an amount in cash in lieu of fractional shares of common stock. The number of net shares to be paid will be determined by dividing the net share amount by the ten day average closing stock price.
We may redeem some or all of the 2029 notes at any time on or after December 15, 2014. In addition, the holders may require us to repurchase all or a portion of their 2029 notes on December 15, 2014, 2019 and 2024, and upon a change in control, as defined in the indenture governing the notes, holders may require us to repurchase all or a portion of their notes for a period of time after the change in control. The redemption price or repurchase price shall be payable in cash and equal to 100% of the principal amount of the notes plus accrued and unpaid interest (contingent interest and liquidated damages, if any) up to but not including the date of redemption or repurchase.
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
We are required to include the dilutive effect of the 2029 notes in our diluted earnings per share calculation. Because these notes include a mandatory cash settlement feature for the principal amount, incremental dilutive shares will only exist when the fair value of our common stock at the end of the reporting period exceeds the conversion price per share disclosed above. At December 31, 2013 and 2012, the conversion premium of the 2029 notes was dilutive and the effect has been included in diluted earnings per share for the years ended December 31, 2013 and 2012. The 2015 notes and the 2015 notes hedges are excluded from the dilutive effect in our diluted earnings per share calculation as they are intended to be settled only in cash.
In 2013, we extinguished $108.0 million principal amount of our 2015 notes and $47.5 million principal amount of our 2029 notes pursuant to public and private exchange offers with holders of our outstanding convertible debt instruments. Total consideration paid to holders of the 2015 notes consisted of $116.1 million in cash and $79.2 million in shares of our common stock (3,643,402 shares). Total consideration paid to holders of the 2029 notes consisted of $74.8 million in cash and $34.9 million in shares of our common stock (1,629,677 shares). Total consideration paid to the holders of the 2015 notes and 2029 notes excludes the accrued interest through the settlement date that was also paid. The carrying value of the convertible notes at extinguishment was $99.6 million and $44.5 million for the 2015 notes and 2029 notes, respectively, and losses net of tax of $15.2 million for the 2015 notes and $5.2 million for the 2029 notes were recognized.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the extinguishment of our 2015 notes, we terminated the related 2015 notes hedges associated with the 2015 notes extinguished and received cash proceeds of $22.2 million from the 2015 notes hedges counterparties (see Notes 5). After the unwind agreements, 7,474,817 warrants remain outstanding with a strike price of $15.75 and continue to be accounted for as equity. The 2015 notes hedges with two counterparties remain outstanding whereby we have the option to receive the cash equivalent of the conversion spread on approximately 7,474,817 shares of our common stock based upon a strike price of $12.35 per share, subject to certain conversion rate adjustments in the 2015 notes.
Subsequent to the year ended December 31, 2013, we extinguished $22.7 million principal amount of our 2029 notes for a combination of cash and shares of our common stock (946,793 shares) pursuant to a private exchange offer that was settled on February 10, 2014. The carrying value of the 2029 notes at extinguishment was $21.6 million which resulted in a loss of $1.7 million on extinguishment of debt net of income taxes.
The convertible senior notes included in notes payable are accounted for separately as a liability component and an equity component in the consolidated balance sheets. The liability component and equity component are as follows:

	December 31, 2013		December 31, 2012
	September 2015 Notes	December 2029 Notes	September 2015 Notes	December 2029 Notes	December 2024 Notes
	(Dollars in thousands)		(Dollars in thousands)
Notes payable:
Principal amount of liability component	$91,951	$68,373	$200,000	$115,839	$28,243
Unamortized discount	(6,623)	(3,743)	(21,944)	(12,269)	—
Net carrying amount of liability component	$85,328	$64,630	$178,056	$103,570	$28,243
Additional paid-in capital:
Carrying amount of equity component		$15,586		$15,586	$22,637
Amount by which the if-converted value exceeds principal	$104,403	$113,169	$—	$30,382	$—
The discount is being amortized over the expected lives of the notes, which is December 15, 2014 for the 2029 notes and September 15, 2015 for the 2015 notes and was December 15, 2011 for the 2024 notes. The effective interest rates during the discount amortization periods are 8.9%, 8.5% and 11.9% on the 2015 notes, the 2024 notes and 2029 notes, respectively. The interest cost recognized in operations for the convertible notes, inclusive of the coupon and amortization of the discount and debt issue costs was $26.4 million, $28.5 million, and $31.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
In November 2013, we terminated our $160 million unsecured revolving line of credit agreement and entered into a $140 million unsecured revolving line of credit agreement with five banks for which the revolving period is four years. The interest rate is floating at a rate based on our election that will be equal to the alternate base rate (as defined in the credit agreement) plus the applicable margin or the adjusted LIBOR rate (as defined in the credit agreement) plus the applicable margin. We also pay a commitment fee based on the available unused portion of the credit facility. The applicable margin and commitment fee rate are based on our credit rating and can change throughout the period of the credit facility. Based upon our current credit rating, the applicable margin is 1.00% for alternate base rate borrowings and 2.00% for adjusted LIBOR rate borrowings, and the commitment fee is 0.35%. Under this agreement, we are required to maintain a minimum risk-based capital ratio at American Equity Life of 275%, a maximum ratio of adjusted debt to total adjusted capital of 0.35, and a minimum level of statutory surplus at American Equity Life equal to the sum of 1) 80% of statutory surplus at September 30, 2013, 2) 50% of the statutory net income for each fiscal quarter ending after September 30, 2013, and 3) 50% of all capital contributed to American Equity Life after September 30, 2013. The agreement contains an accordion feature that allows us, on up to three occasions and subject to credit availability, to increase the credit facility by an additional $50 million in the aggregate. We also have the ability to extend the maturity date by an additional one year past the initial maturity date of November 22, 2017 with the consent of the extending banks. There are currently no guarantors of the credit facility, but certain of our subsidiaries must guarantee our obligations under the credit agreement if such subsidiaries guarantee other material amounts of our debt. No amounts were outstanding at December 31, 2013 and no amounts were outstanding under the previous line of credit at December 31, 2012. As of December 31, 2013, $389.0 million is unrestricted and could be distributed to shareholders and still be in compliance with all covenants under this credit agreement.
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). The maximum amount borrowed during 2013 was $258.6 million. We had no borrowings under repurchase agreements during 2012. When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $38.3 million and $12.9 million for the years ended December 31, 2013 and 2011. The weighted average interest rate on amounts due under repurchase agreements was 0.20% and 0.23% for the years ended December 31, 2013 and 2011.

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
Following is a summary of subordinated debt obligations to the trusts at December 31, 2013 and 2012:

	December 31,
	2013	2012	Interest Rate		Due Date
	(Dollars in thousands)
American Equity Capital Trust II	$76,440	$76,259	5%		June 1, 2047
American Equity Capital Trust III	27,840	27,840	*LIBOR +	3.90%	April 29, 2034
American Equity Capital Trust IV	12,372	12,372	*LIBOR +	4.00%	January 8, 2034
American Equity Capital Trust VII	10,830	10,830	*LIBOR +	3.75%	December 14, 2034
American Equity Capital Trust VIII	20,620	20,620	*LIBOR +	3.75%	December 15, 2034
American Equity Capital Trust IX	15,470	15,470	*LIBOR +	3.65%	June 15, 2035
American Equity Capital Trust X	20,620	20,620	*LIBOR +	3.65%	September 15, 2035
American Equity Capital Trust XI	20,620	20,620	*LIBOR +	3.65%	December 15, 2035
American Equity Capital Trust XII	41,238	41,238	*LIBOR +	3.50%	April 7, 2036
	$246,050	$245,869
*—three month London Interbank Offered Rate
During 2012, we issued a notice of mandatory redemption of all of our 8% Convertible Junior Subordinated Debentures (the "Debentures") and American Equity Capital Trust I, the holder of all of the Debentures, issued notices of mandatory redemption of all of its 8% Convertible Trust Preferred Securities and all of its 8% Trust Common Securities. As a result of this mandatory redemption, $20.6 million principal amount (688,327 shares) of 8% Convertible Trust Preferred Securities were converted into 2,549,333 shares of our common stock and 38,001 shares of these trust preferred securities were settled in cash of approximately $1.1 million. The remaining 6,000 shares will be settled in cash of $0.2 million. During 2012, prior to the mandatory redemption, 4,000 shares of these trust preferred securities were converted into 14,814 shares of our common stock.
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
11.   Retirement and Share-based Compensation Plans
We have adopted a contributory defined contribution plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all of our full-time employees subject to minimum eligibility requirements. Employees can contribute a percentage of their annual salary (up to a maximum contribution of $17,500 in 2013, $17,000 in 2012 and $16,500 in 2011) to the plan. We contribute an additional amount, subject to limitations, based on the voluntary contribution of the employee. Further, the plan provides for additional employer contributions based on the discretion of the Board of Directors. Plan contributions charged to expense were $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
During 2010, we established the American Equity Investment Life Holding Company Short-Term Performance Incentive Plan. Under this plan, certain members of our senior management may receive incentive awards comprised of a cash component and a restricted stock component. Shares of restricted stock received will be granted pursuant to the 2009 Employee Incentive Plan and will vest on the date three years following the date the Committee approves the payment of the incentive award provided that the participant remains employed by us. Compensation expense is recognized over the three year vesting period. Shares vest immediately for participants 65 years of age with 10 years of service with us and compensation expense under this plan for these participants is recognized upon approval of the incentive award by the compensation committee. During 2013, 2012 and 2011, we issued 33,489, 51,810 and 24,497 shares of common stock (23,681, 37,369 and 16,819 shares were restricted stock), respectively, and recognized share-based compensation expense of $0.4 million, $0.5 million and $0.1 million, respectively.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In April 2013, the Short-Term Performance Incentive Plan was amended and restated to provide for only cash bonuses for awards made with respect to 2013 and following years.
During 2013, we established a long-term performance incentive plan utilizing restricted stock units granted pursuant to the 2009 Employee Incentive Plan. During 2013, we issued 78,260 restricted stock units under this plan. Vesting is tied to threshold and target performance goals for the three year period ending December 31, 2015. Fifty percent of the restricted stock units will vest if we meet threshold goals and 100% of the restricted stock units will vest if we meet target performance goals. Compensation expense is recognized over the three year vesting period based on the likelihood of meeting threshold and target goals. During 2013, we recognized share-based compensation expense of $0.3 million. Restricted stock units that ultimately vest are payable in an equal number of shares of our common stock. Restricted stock units are accounted for as equity awards and the estimated fair value of restricted stock units is based upon the closing price of our common stock on the date of grant.
During 2013, we issued 26,087 (20,889 shares were restricted stock) shares of common stock under the 2009 Employee Incentive Plan to certain employees. These shares will vest on the date three years following the grant date provided the participant remains employed with us. Compensation expense is recognized over the three year vesting period. Shares vest immediately for participants over 65 years of age with 10 years of service with us. During 2013, we recognized share-based compensation expense of $0.2 million related to these restricted stock awards.
In 2013, we adopted the 2013 Director Equity and Incentive Plan which authorized the grant of options, stock appreciation rights, restricted stock awards and restricted stock units convertible into or based upon our common stock of up to 250,000 shares to our Directors. During 2013, we issued 40,000 shares of common stock, all of which are restricted stock, and which vest one year from the grant date provided the individual remains a Director during that time period. During 2013, we recognized share-based compensation expense of $0.4 million related to these restricted stock awards. At December 31, 2013, we had 210,000 shares of common stock available for future grant under the 2013 Director and Equity Incentive Plan.
We have deferred compensation arrangements with certain officers, directors, and consultants, whereby these individuals agreed to take our common stock at a future date in lieu of cash payments at the time of service. The common stock is to be issued in conjunction with a "trigger event," as that term is defined in the individual agreements. At December 31, 2013 and 2012, these individuals have earned, and we have reserved for future issuance, 356,897 and 354,923 shares of common stock, respectively, pursuant to these arrangements. We have incurred share-based compensation expense of $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, under these arrangements.
We have deferred compensation agreements with certain officers whereby these individuals may defer certain salary and bonus compensation which is deposited into the American Equity Officer Rabbi Trust (Officer Rabbi Trust). The amounts deferred for certain employees are invested in assets at the direction of the employee. The assets of the Officer Rabbi Trust are included in our assets and a corresponding deferred compensation liability is recorded. The deferred compensation liability is recorded at the fair market value of the assets in the Officer Rabbi Trust with the change in fair value included as a component of compensation expense. The deferred compensation liability related to these agreements was $3.1 million and $1.4 million at December 31, 2013 and 2012, respectively. During 2011, the Officer Rabbi Trust purchased 1,250 shares of our common stock at a cost of $0.01 million, respectively. The Officer Rabbi Trust did not purchase any shares during 2013 and 2012. The Officer Rabbi Trust held 103,551 shares and 104,551 shares of our common stock at December 31, 2013 and 2012, respectively, which are treated as treasury shares.
During 1997, we established the American Equity Investment NMO Deferred Compensation Plan ("NMO Deferred Compensation Plan") whereby agents can earn common stock in addition to their normal commissions. The NMO Deferred Compensation Plan was effective until December 31, 2006 at which time it was suspended. Awards were calculated using formulas determined annually by our Board of Directors. These shares are being distributed at the end of the vesting and deferral period of nine years. We recognize commission expense and an increase to additional paid-in capital as share-based compensation when the awards vest. All outstanding shares issued under this plan were fully vested at December 31, 2010. At December 31, 2013 and 2012, the total number of undistributed vested shares under the NMO Deferred Compensation Plan was 892,688 and 1,142,332, respectively. These shares are included in the computation of earnings per share and earnings per share—assuming dilution.
We have a Rabbi Trust, the NMO Deferred Compensation Trust (the "NMO Trust"), which has purchased shares of our common stock to fund the amount of vested shares under the NMO Deferred Compensation Plan. The common stock held in the NMO Trust is treated as treasury stock. The NMO Trust purchased 81,745 shares of our common stock during 2011 at a cost of $0.9 million. The NMO Trust did not purchase any shares during 2013 and 2012. The NMO Trust distributed 249,644, 489,216 and 306,032 shares during 2013, 2012 and 2011, respectively. The number of shares held by the NMO Trust at December 31, 2013 and 2012, was 892,688 and 1,142,332, respectively.
Our 1996 Stock Option Plan, 2000 Employee Stock Option Plan, 2000 Directors Stock Option Plan and 2011 Director Stock Option Plan (adopted in 2011) authorized grants of options to officers, directors and employees for an aggregate of up to 3,475,000 shares of our common stock. All options granted under these plans have ten year terms and a six month or three year vesting period after which they become fully exercisable immediately. At December 31, 2013, we had 18,000 shares of common stock available for future grant under the 2011 Director Stock Option Plan. In 2009, we adopted the 2009 Employee Incentive Plan which authorizes the grant of options, stock appreciation rights, restricted stock awards and restricted stock units convertible into or based upon our common stock up to 2,500,000 shares. All options granted under this plan have six or ten year terms and a three year vesting period after which they become fully exercisable immediately. At December 31, 2013, we had 1,563,907 shares of common stock available for future grant under the 2009 Employee Incentive Plan.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value for each stock option granted to officers, directors and employees during the years ended December 31, 2012 and 2011 was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2012		2011
	Directors and Retirement Eligible Employees	Non-Retirement Eligible Employees	Directors and Retirement Eligible Employees	Non-Retirement Eligible Employees
Average risk-free interest rate	0.76%	1.36%	1.66%	2.00%
Dividend yield	1.1%	1.3%	0.8%	1.0%
Average expected life (years)	5	8	5	8
Volatility	62.5%	50.9%	66.1%	52.0%
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
The fair value for each stock option granted to agents during the years ended December 31, 2013, 2012 and 2011 was estimated using a Black-Scholes option valuation model until the grant date, at which time the options are included as permanent equity, with the following assumptions:

	Year Ended December 31,
	2013	2012	2011
Average risk-free interest rate	1.21%	0.51%	0.58%
Dividend yield	0.7%	1.2%	1.2%
Average expected life (years)	3.75	3.75	3.75
Volatility	31.2%	41.1%	67.2%
American Equity Life's agents earned 1,284,950 options during 2013, which were granted in January 2014, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $8.1 million in 2013. American Equity Life's agents earned 1,125,100 options during 2012, which were granted in January 2013, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $3.9 million in 2012. American Equity Life's agents earned 1,422,050 options during 2011, which were granted in January 2012, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $6.8 million in 2011. All options granted have seven year terms and a six month vesting period after which they become exercisable immediately.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the number of stock options outstanding during the years ended December 31, 2013, 2012 and 2011 are as follows:

	Number of Shares	Weighted-Average Exercise Price per Share	Total Exercise Price
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2011	4,120,850	$8.78	$36,187
Granted	1,486,850	12.99	19,309
Canceled	(177,500)	9.66	(1,714)
Exercised	(585,350)	8.00	(4,685)
Outstanding at December 31, 2011	4,844,850	10.13	49,097
Granted	1,558,900	10.40	16,216
Canceled	(28,050)	8.97	(251)
Exercised	(643,250)	8.93	(5,741)
Outstanding at December 31, 2012	5,732,450	10.35	59,321
Granted	1,210,950	13.13	15,899
Canceled	(29,400)	9.96	(293)
Exercised	(2,937,275)	10.81	(31,756)
Outstanding at December 31, 2013	3,976,725	10.86	$43,171
The following table summarizes information about stock options outstanding at December 31, 2013:

	Stock Options Outstanding			Stock Options Vested
Range of Exercise Prices	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share
$5.07 - $9.16	756,550	3.17	$7.48	756,550	3.17	$7.48
$9.27 - $11.35	1,681,475	5.04	10.33	1,592,475	4.85	10.31
$11.87 - $14.62	1,538,700	5.29	13.10	1,433,700	5.11	13.16
$5.07 - $14.62	3,976,725	4.78	10.86	3,782,725	4.61	10.83
The aggregate intrinsic value for stock options outstanding and vested awards was $61.7 million and $58.8 million, respectively, at December 31, 2013. For the years ended December 31, 2013, 2012 and 2011, the total intrinsic value of options exercised by officers, directors and employees was $10.4 million, $0.9 million and $0.3 million, respectively. Intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the price of our common stock as of the reporting date. Cash received from stock options exercised for the years ended December 31, 2013, 2012 and 2011 was $31.8 million, $5.7 million and $4.7 million, respectively. The tax benefit realized for the tax deduction from the exercise of stock options by officers, directors, employees and agents for the years ended December 31, 2013, 2012 and 2011, was $1.0 million, $0.1 million and $0.1 million, respectively.
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
In August 2007, we issued a loan to the ESOP in the amount of $7.0 million to purchase 650,000 shares of our common stock from David J. Noble, our Executive Chairman. The loan is to be repaid over a period of 20 years with annual interest payments due on December 31 of each year. Required principal payments according to the terms of the loan of $1.8 million are due on December 31, 2017 and 2022 with the final principal payment due on August 31, 2027; however, at December 31, 2013, the outstanding balance on this loan is $0.2 million as we have been prepaying the balance due. The loan is eliminated in the consolidated financial statements. The shares purchased by the ESOP were pledged as collateral for this debt and are reported as unallocated common stock held by the ESOP, a contra-equity account in stockholders' equity. When shares are committed for release, the shares become outstanding for earnings per share computations. For each plan year in which a payment or prepayment of principal or interest is made, we will release from the pledge the number of shares determined under the principal and interest method. Dividends on allocated ESOP shares are recorded as a reduction in retained earnings and are credited to employee accounts. Dividends on unallocated shares held by the ESOP will be used to repay indebtedness. As of December 31, 2013 and 2012, there were 127,867 shares and 54,971 shares committed for release and compensation expense of $3.5 million, $1.1 million and $1.3 million was recognized in 2013, 2012 and 2011, respectively. The fair value of 58,618 unreleased shares and 239,799 unreleased shares was $1.5 million and $2.9 million at December 31, 2013 and 2012, respectively.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Statutory Financial Information and Dividend Restrictions
Statutory accounting practices prescribed or permitted by regulatory authorities for our life insurance subsidiaries differ from GAAP. Net income for our primary life insurance subsidiary as determined in accordance with statutory accounting practices was as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
American Equity Life	$205,202	$82,039	$169,365
Statutory capital and surplus for our primary life insurance subsidiary was as follows:

	December 31,
	2013	2012
	(Dollars in thousands)
American Equity Life	$1,870,728	$1,658,929
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

	December 31,
	2013	2012
	(Dollars in thousands)
Total adjusted capital	$1,995,658	$1,741,638
Company Action Level RBC	580,085	524,928
Ratio of adjusted capital to Company Action Level RBC	344%	332%
Prior approval of regulatory authorities is required for the payment of dividends to American Equity Investment Life Holding Company ("Parent Company") by American Equity Life which exceed an annual limitation. American Equity Life may pay dividends without prior approval, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) net gain from operations before net realized capital gains/losses for the preceding calendar year or, (2) 10% of the American Equity Life's capital and surplus at the preceding year-end. The amount of dividends permitted to be paid by American Equity Life to its Parent Company without prior approval of regulatory authorities is $195.0 million as of December 31, 2013. No dividends were paid by any of our insurance subsidiaries for any of the years presented in these financial statements.
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
13.   Commitments and Contingencies
We lease our home office space and certain equipment under various operating leases. Rent expense for the years ended December 31, 2013, 2012 and 2011 totaled $2.3 million, $2.0 million and $1.9 million, respectively. At December 31, 2013, the aggregate future minimum lease payments are $12.8 million. The following represents payments due by period for operating lease obligations as of December 31, 2013 (dollars in thousands):

Year Ending December 31:
2014	$1,782
2015	2,289
2016	1,685
2017	1,440
2018	1,364
2019 and thereafter	4,228

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
In accordance with applicable accounting guidelines, we establish an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. As a litigation or regulatory matter is developing we, in conjunction with outside counsel, evaluate on an ongoing basis whether the matter presents a loss contingency that meets conditions indicating the need for accrual and/or disclosure, and if not the matter will continue to be monitored for further developments. If and when the loss contingency related to litigation or regulatory matters is deemed to be both probable and estimable, we will establish an accrued liability with respect to that matter and will continue to monitor the matter for further developments that may affect the amount of the accrued liability. In connection with the matter described below, we recorded an estimated litigation liability of $17.5 million during the third quarter of 2012. Based on developments in the claims process discussed below, we increased our estimated litigation liability for this matter to $21.2 million during the fourth quarter of 2013.
In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We were a defendant in a purported class action, McCormack, et al. v. American Equity Investment Life Insurance Company, et al., in the United States District Court for the Central District of California, Western Division and Anagnostis v. American Equity, et al., coordinated in the Central District, entitled, In Re: American Equity Annuity Practices and Sales Litigation (complaint filed September 7, 2005) (the "Los Angeles Case"), involving allegations of improper sales practices and similar claims as described below.
The Los Angeles Case was a consolidated action involving several lawsuits filed by putative class members seeking class action status for a national class of purchasers of annuities issued by us. The allegations generally attacked the suitability of sales of deferred annuity products to persons over the age of 65. The plaintiffs sought rescission and injunctive relief including restitution and disgorgement of profits on behalf of all class members under California Business & Professions Code section 17200 et seq. and Racketeer Influenced and Corrupt Organizations Act; compensatory damages for breach of fiduciary duty and aiding and abetting of breach of fiduciary duty; unjust enrichment and constructive trust; and other pecuniary damages under California Civil Code section 1750 and California Welfare & Institutions Codes section 15600 et seq. On July 30, 2013, the parties entered into a settlement agreement and stipulated to certification of the case as a class action for settlement purposes only. Notice of the terms of the settlement was mailed to the members of the class on October 7, 2013 and settlement claim forms were due from members of the class on or before December 6, 2013. On January 27, 2014, a hearing was held regarding the fairness of the settlement. On January 29, 2014, the Court signed a final order approving the settlement and finding the settlement is fair and represents a complete resolution of all claims asserted on behalf of the class. On January 30, 2014, a final judgment, which is still subject to appeal, was entered dismissing the case on the merits and with prejudice. While review of the claim forms submitted is still ongoing and it is difficult to predict the amount of the liabilities that will ultimately result from the completion of the claim process, the $21.2 million litigation liability referred to above represents our best estimate of probable loss with respect to this litigation. In light of the inherent uncertainties involved in the matter described above, there can be no assurance that such litigation, or any other pending or future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.
In addition to our commitments to fund mortgage loans, we have unfunded commitments at December 31, 2013 to limited partnerships of $24.4 million and to secured bank loans of $20.8 million.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share data)
Numerator:
Net income—numerator for earnings per common share	$253,283	$57,798	$86,248
Interest on convertible subordinated debentures (net of income tax benefit)	—	517	1,034
Numerator for earnings per common share—assuming dilution	$253,283	$58,315	$87,282

Denominator:
Weighted average common shares outstanding (1)	65,543,895	61,258,825	59,482,349
Effect of dilutive securities:
Convertible subordinated debentures	—	1,348,447	2,727,084
Convertible senior notes	7,088,149	2,515,067	848,164
2015 warrants	1,184,549	—	—
Stock options and deferred compensation agreements	1,224,053	553,312	561,898
Denominator for earnings per common share—assuming dilution	75,040,646	65,675,651	63,619,495

Earnings per common share	$3.86	$0.94	$1.45
Earnings per common share—assuming dilution	$3.38	$0.89	$1.37

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.
Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
		Minimum	Maximum
Year ended December 31, 2013	—	—	—
Year ended December 31, 2012	1,522,100	$11.35	$14.34
Year ended December 31, 2011	2,290,200	$10.65	$14.34

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Quarterly Financial Information (Unaudited)
Unaudited quarterly results of operations are summarized below.

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
2013
Premiums and product charges	$34,565	$35,062	$36,325	$42,986
Net investment income	329,690	336,143	354,147	363,947
Change in fair value of derivatives	373,962	64,040	193,028	444,985
Net realized gains (losses) on investments, excluding OTTI losses	10,585	15,689	(2,077)	16,364
Net OTTI losses recognized in operations	(3,237)	(2,775)	(222)	—
Loss on extinguishment of debt	—	(589)	(938)	(30,988)
Total revenues	745,565	447,570	580,263	837,294
Net income	26,031	120,113	56,181	50,958
Earnings per common share	0.41	1.87	0.86	0.73
Earnings per common share—assuming dilution	0.38	1.71	0.75	0.65
2012
Premiums and product charges	$37,731	$40,817	$47,413	$39,720
Net investment income	326,910	320,259	318,594	321,160
Change in fair value of derivatives	259,161	(150,847)	161,090	(48,266)
Net realized gains (losses) on investments, excluding OTTI losses	(6,076)	(611)	(1,238)	1,471
Net OTTI losses recognized in operations	(2,881)	(978)	(1,686)	(9,387)
Total revenues	614,845	208,640	524,173	304,698
Net income (loss)	10,471	18,759	(7,829)	36,397
Earnings (loss) per common share	0.18	0.31	(0.13)	0.58
Earnings (loss) per common share—assuming dilution	0.16	0.30	(0.13)	0.55
Earnings per common share for each quarter is computed independently of earnings per common share for the year. As a result, the sum of the quarterly earnings per common share amounts may not equal the earnings per common share for the year.
The differences between the change in fair value of derivatives for each quarter primarily correspond to the performance of the indices upon which our call options are based. The comparability of net income (loss) is impacted by the application of fair value accounting to our fixed index annuity business is as follows:

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands)
2013	$10,973	$(80,658)	$(5,601)	$(23,418)
2012	16,317	5,070	18,148	(8,289)

During the fourth quarter of 2013, we identified certain classification errors related to life contingent immediate annuities in our consolidated statements of operations as described in Note 1. We evaluated the materiality of the errors from qualitative and quantitative perspectives and concluded they were not material to any prior periods. However, we revised the premiums and product charges listed above for all quarterly periods prior to the quarter ended December 31, 2013 to be consistent with the presentation for the quarter ended December 31, 2013. The changes resulted in increases to premiums and product charges of $10.4 million, $8.6 million and $7.4 million for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, respectively and increases of $15.1 million, $15.7 million, $20.2 million and $12.8 million for the quarters ended March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012, respectively.

Schedule I—Summary of Investments—
Other Than Investments in Related Parties

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

December 31, 2013

Column A	Column B	Column C	Column D
Type of Investment	Amortized Cost (1)	Fair Value	Amount at which shown in the balance sheet
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$44,852	$42,925	$42,925
United States Government sponsored agencies	1,313,776	1,194,289	1,194,289
United States municipalities, states and territories	3,181,032	3,306,743	3,306,743
Foreign government obligations	86,112	91,557	91,557
Corporate securities	17,142,118	17,233,037	17,233,037
Residential mortgage backed securities	1,895,913	1,971,960	1,971,960
Commercial mortgage backed securities	1,821,988	1,735,460	1,735,460
Other asset backed securities	1,041,939	1,034,476	1,034,476
	26,527,730	26,610,447	26,610,447
Held for investment:
Corporate security	76,255	60,840	76,255
Total fixed maturity securities	26,603,985	26,671,287	26,686,702
Equity securities, available for sale:
Common stocks	7,503	7,778	7,778
Total equity securities	7,503	7,778	7,778
Mortgage loans on real estate	2,581,082	2,615,410	2,581,082
Derivative instruments	223,530	856,050	856,050
Other investments	215,042		215,042
Total investments	$29,631,142		$30,346,654

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

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$252,541	$11,220
Equity securities of subsidiary trusts	7,403	7,398
Receivable from subsidiaries	1,158	535
Deferred income taxes	15,734	2,378
Federal income tax recoverable, including amount from subsidiaries	11,551	11,613
Other assets, including 2015 notes hedges	131,424	55,010
	419,811	88,154
Investment in and advances to subsidiaries	1,889,648	2,235,403
Total assets	$2,309,459	$2,323,557

Liabilities and Stockholders' Equity
Liabilities:
Notes payable	$549,958	$309,869
Subordinated debentures payable to subsidiary trusts	246,050	245,869
Other liabilities, including 2015 notes embedded derivative	128,764	47,582
Total liabilities	924,772	603,320
Stockholders' equity:
Common stock	70,535	61,751
Additional paid-in capital	550,400	496,715
Unallocated common stock held by ESOP	(631)	(2,583)
Accumulated other comprehensive income	46,196	686,807
Retained earnings	718,187	477,547
Total stockholders' equity	1,384,687	1,720,237
Total liabilities and stockholders' equity	$2,309,459	$2,323,557
See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Operations
(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Net investment income	$130	$565	$298
Dividends from subsidiary trusts	361	403	427
Investment advisory fees	44,469	36,178	29,765
Surplus note interest from subsidiary	4,080	4,080	4,080
Realized gain on investments	—	—	18
Change in fair value of derivatives	144,012	(7,472)	(21,146)
Loss on extinguishment of debt	(32,515)	—	—
Total revenues	160,537	33,754	13,442
Expenses:
Change in fair value of embedded derivatives	141,974	(2,488)	(21,002)
Interest expense on notes payable	38,870	28,479	31,633
Interest expense on subordinated debentures issued to subsidiary trusts	12,088	13,458	13,977
Other operating costs and expenses	8,163	8,228	7,307
Total expenses	201,095	47,677	31,915
Loss before income taxes and equity in undistributed income of subsidiaries	(40,558)	(13,923)	(18,473)
Income tax benefit	(13,880)	(5,944)	(7,407)
Loss before equity in undistributed income of subsidiaries	(26,678)	(7,979)	(11,066)
Equity in undistributed income of subsidiaries	279,961	65,777	97,314
Net income	$253,283	$57,798	$86,248
See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net income	$253,283	$57,798	$86,248
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of 2015 notes embedded conversion derivative	141,974	(2,488)	(21,002)
Provision for depreciation and amortization	2,831	2,382	2,395
Accrual of discount on equity security	(5)	(5)	(5)
Equity in undistributed income of subsidiaries	(279,961)	(65,777)	(97,314)
Amortization of premium on fixed maturity security	—	—	1,005
Accrual of discount on contingent convertible notes	12,417	12,261	13,024
Change in fair value of derivatives	(144,012)	7,472	21,002
Realized gain on investments	—	—	(18)
Loss on extinguishment of debt	32,515	—	—
Accrual of discount on debenture issued to subsidiary trust	181	169	158
Share-based compensation	1,407	1,348	866
ESOP compensation	110	45	45
Deferred income tax benefit	(5,202)	(2,838)	(4,355)
Other	(3,608)	—	—
Changes in operating assets and liabilities:
Receivable from subsidiaries	995	1,205	1,596
Federal income tax recoverable	62	(2,745)	142
Other assets	(1,945)	(549)	1,702
Other liabilities	20,131	(4,528)	(1,562)
Net cash provided by operating activities	31,173	3,750	3,927

Investing activities
Capital contributions to subsidiaries	—	—	(2,450)
Purchase of fixed maturity security	—	—	(53,610)
Sales, maturities or repayments of fixed maturity securities—available for sale	—	—	52,623
Net cash used in investing activities	—	—	(3,437)
See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Cash Flows (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Financing activities
Financing fees incurred and deferred	$(11,942)	$—	$(1,566)
Proceeds from notes payable	415,000	—	—
Repayments of notes payable	(234,154)	—	(46,251)
Net proceeds from settlement of notes hedge and warrants	22,170	—	—
Repayment of subordinated debentures	—	(1,141)	—
Excess tax benefits realized from share-based compensation plans	159	6	28
Proceeds from issuance of common stock	31,764	5,370	4,686
Dividends paid	(12,849)	(9,374)	(7,102)
Net cash provided by (used in) financing activities	210,148	(5,139)	(50,205)
Increase (decrease) in cash and cash equivalents	241,321	(1,389)	(49,715)
Cash and cash equivalents at beginning of year	11,220	12,609	62,324
Cash and cash equivalents at end of year	$252,541	$11,220	$12,609
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest on notes payable	$13,758	$14,564	$16,917
Interest on subordinated debentures	11,850	13,102	13,703
Non-cash financing activity:
Conversion of subordinated debentures	—	20,770	—
Common stock issued in extinguishment of debt	117,463	—	—
See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Note to Condensed Financial Statements
December 31, 2013
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

Schedule III—Supplementary Insurance Information

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable
	(Dollars in thousands)
As of December 31, 2013: Life insurance	$2,426,652	$35,789,655	$—	$418,033
As of December 31, 2012: Life insurance	$1,709,799	$31,773,988	$—	$455,752
As of December 31, 2011: Life insurance	$1,683,857	$28,118,716	$—	$400,594

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses
	(Dollars in thousands)
For the year ended December 31, 2013: Life insurance	$148,938	$1,383,927	$1,713,019	$365,468	$142,873
For the year ended December 31, 2012: Life insurance	$165,681	$1,286,923	$1,264,016	$164,919	$137,432
For the year ended December 31, 2011: Life insurance	$195,101	$1,218,780	$856,975	$143,478	$113,169
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule IV—Reinsurance

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2013
Life insurance in force, at end of year	$2,250,112	$13,521	$57,976	$2,294,567	2.53%
Insurance premiums and other considerations:
Annuity product charges	$110,142	$6,551	$—	$103,591	—
Traditional life, accident and health insurance, and life contingent immediate annuity premiums	45,057	328	618	45,347	1.36%
	$155,199	$6,879	$618	$148,938	0.41%
Year ended December 31, 2012
Life insurance in force, at end of year	$2,350,473	$4,742	$61,488	$2,407,219	2.55%
Insurance premiums and other considerations:
Annuity product charges	$95,802	$6,796	$—	$89,006	—
Traditional life, accident and health insurance, and life contingent immediate annuity premiums	76,323	364	716	76,675	0.93%
	$172,125	$7,160	$716	$165,681	0.43%
Year ended December 31, 2011
Life insurance in force, at end of year	$2,469,428	$4,692	$65,197	$2,529,933	2.58%
Insurance premiums and other considerations:
Annuity product charges	$84,338	$8,149	$—	$76,189	—
Traditional life, accident and health insurance, and life contingent immediate annuity premiums	118,538	348	722	118,912	0.61%
	$202,876	$8,497	$722	$195,101	0.37%
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule V—Valuation and Qualifying Accounts

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

	Balance January 1,	Charged to Costs and Expenses	Translation Adjustment	Write-offs/ Payments/Other	Balance December 31,
	(Dollars in thousands
Year ended December 31, 2013
Valuation allowance on mortgage loans	$(34,234)	$(5,621)	$—	$13,808	$(26,047)

Year ended December 31, 2012
Valuation allowance on mortgage loans	$(32,964)	$(16,832)	$—	$15,562	$(34,234)

Year ended December 31, 2011
Valuation allowance on mortgage loans	$(16,224)	$(30,770)	$—	$14,030	$(32,964)

See accompanying Report of Independent Registered Public Accounting Firm.

Item 15.    Exhibits and Financial Statement Schedules.

(a)   Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation, including Articles of Amendment (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the period ended June 30, 2000 filed on August 14, 2000, File No. 000-25986)
3.2	Articles of Amendment to Articles of Incorporation (Incorporated by reference to the Registration Statement on Form S-1, File No. 333-108794, including all pre-effective amendments thereto)
3.3	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-3, File No. 333-14681, filed on January 15, 2008)
3.4	Third Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 2, 2008, File No. 001-31911)
3.5	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.5 to Form 10-Q for the period ended June 30, 2011 filed on August 5, 2011, File No. 001-31911)
4.1
Indenture dated October 29, 1999 between American Equity Investment Life Holding Company and Wilmington Trust Company (as successor in interest to West Des Moines State Bank), as trustee (Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1, File No. 333-108794, including all pre-effective amendments thereto)

4.2
Trust Preferred Securities Guarantee Agreement dated October 29, 1999 between American Equity Investment Life Holding Company and Wilmington Trust Company (as successor in interest to West Des Moines State Bank), as trustee (Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, File No. 333-108794, including all pre-effective amendments thereto)

4.3
Trust Common Securities Guarantee Agreement dated October 29, 1999 between American Equity Investment Life Holding Company and West Des Moines State Bank, as trustee (Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1, File No. 333-108794, including all pre-effective amendments thereto)

4.4
Instruments of Resignation, Appointment and Acceptance, effective September 12, 2006, among American Equity Investment Life Holding Company, Wilmington Trust Company, West Des Moines State Bank and Delaware Trust Company, National Association (formerly known as First Union Trust Company, National Association) (Incorporated by reference to Exhibit 4.10A to Form 10-K for the year ended December 31, 2008 filed on March 16, 2009)

4.5
Indenture dated December 16, 2003, between American Equity Investment Life Holding Company and Wilmington Trust Company, as trustee (Incorporated by reference to Exhibit 4.11 to Form 10-K for the year ended December 31, 2003 filed on March 4, 2004)

4.6
Guarantee Agreement dated December 16, 2003, between American Equity Investment Life Holding Company and Wilmington Trust Company, as trustee (Incorporated by reference to Exhibit 4.12 to Form 10-K for the year ended December 31, 2003 filed on March 4, 2004)

4.7
Indenture dated April 29, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.13 to Form 10-Q for the period ended September 30, 2004 filed on November 9, 2004)

4.8
Guarantee Agreement dated April 29, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.14 to Form 10-Q for the period ended September 30, 2004 filed on November 9, 2004)

4.9
Indenture dated September 14, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.15 to Form 10-Q for the period ended September 30, 2004 filed on November 9, 2004)

4.10
Guarantee Agreement dated September 14, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.16 to Form 10-Q for the period ended September 30, 2004 filed on November 9, 2004)

4.11
Indenture dated December 22, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.17 to Form 10-K for the year ended December 31, 2004 filed on March 14, 2005)

4.12
Guarantee Agreement dated December 22, 2004, between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.18 to Form 10-K for the year ended December 31, 2004 filed on March 14, 2005)

4.13
Indenture dated June 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.23 to Form 10-Q for the period ended June 30, 2005 filed on August 4, 2005)

4.14
Guarantee Agreement dated June 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.24 to Form 10-Q for the period ended June 30, 2005 filed on August 4, 2005)

4.15
Indenture dated August 4, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.25 to Form 10-Q for the period ended September 30, 2005 filed on November 4, 2005)

4.16
Guarantee Agreement dated August 4, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.26 to Form 10-Q for the period ended September 30, 2005 filed on November 4, 2005)

4.17
Indenture dated December 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.27 to Form 10-K for the year ended December 31, 2005 filed on March 14, 2006)

4.18
Guarantee Agreement dated December 15, 2005 between American Equity Investment Life Holding Company and JP Morgan Chase Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.28 to Form 10-K for the year ended December 31, 2005 filed on March 14, 2006)

4.19
Amended and Restated Indenture dated July 7, 2006 between American Equity Investment Life Holding Company and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.31 to Form 10-Q for the period ended September 30, 2006 filed on November 3, 2006)

Exhibit No.	Description
4.20
Amended and Restated Guarantee Agreement dated July 7, 2006 between American Equity Investment Life Holding Company and Wells Fargo Delaware Trust Company, as trustee (Incorporated by reference to Exhibit 4.32 to Form 10-Q for the period ended September 30, 2006 filed on November 3, 2006)

4.21
Indenture dated December 22, 2009 between American Equity Investment Life Holding Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 23, 2009)

4.22
Indenture dated September 22, 2010 between American Equity Investment Life Holding Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 28, 2010)

4.23
Senior Amended and Restated Indenture, dated as of April 22, 2004, between American Equity Investment Life Holding Company and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to Amendment No.1 to Form S-3 filed on April 22, 2004).

4.24
First Supplemental Indenture, dated July 17, 2013, among American Equity Investment Life Holding Company, U.S. Bank National Association, and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on July 17, 2013)

4.25
Second Supplemental Indenture, dated as of July 17, 2013, between American Equity Investment Life Holding Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.3 to Form 8-K filed on July 17, 2013)

10.1
Deferred Compensation Agreement between American Equity Investment Life Holding Company and David S. Mulcahy dated December 31, 1997 (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 filed on May 6, 1999)

10.2	2000 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the period ended June 30, 2000 filed on August 14, 2000)
10.3	2000 Director Stock Option Plan (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the period ended June 30, 2000 filed on August 14, 2000)
10.4	American Equity Investment Life Holding Company 2009 Employee Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 9, 2009)
10.5
Coinsurance Agreement dated December 19, 2001, including First Amendment dated February 26, 2002 between American Equity Investment Life Insurance Company and EquiTrust Life Insurance Company (Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2001 filed on April 1, 2002)

10.6
Coinsurance Agreement dated December 29, 2003 between American Equity Investment Life Insurance Company and EquiTrust Life Insurance Company (Incorporated by reference to Exhibit 10.10-A to Form 10-K for the year ended December 31, 2003 filed on April 1, 2002)

10.7
First Amendment to Coinsurance Agreement dated July 30, 2004 between American Equity Investment Life Insurance Company and EquiTrust Life Insurance Company (Incorporated by reference to Exhibit 10.10-B to Form 10-Q for the period ended June 30, 2004 filed on August 4, 2004)

10.8
Form of Change in Control Agreement between American Equity Investment Life Holding Company and each of John M. Matovina and Debra J. Richardson (Incorporated by reference to the Registration Statement on Form S-1, File No. 333-108794, including all pre-effective amendments thereto)

10.9
Form of Amendment to Change in Control Agreement between American Equity Investment Life Holding Company and each of John M. Matovina and Debra J. Richardson (Incorporated by reference to Exhibit 10.11-A to Form 10-K for the year ended December 31, 2012 filed on March 7, 2013)

10.10
American Equity Investment Life Holding Company Independent Insurance Agent Stock Option Plan (Incorporated by reference to Exhibit 10.26 to Form 10-Q for the period ended September 30, 2007 filed on November 2, 2007)

10.11
Coinsurance Agreement effective July 1, 2009, between American Equity Investment Life Insurance Company and Athene Life Re Ltd (Treaty #070109) (Incorporated by reference to Exhibit 10.29 to Form 10-Q for the period ended September 30, 2009 filed on November 9, 2009)

10.12
Coinsurance Agreement effective July 1, 2009, between American Equity Investment Life Insurance Company and Athene Life Re Ltd (Treaty #08042009) (Incorporated by reference to Exhibit 10.29 to Form 10-Q for the period ended September 30, 2009 filed on November 9, 2009)

10.13
Amended Retirement Benefit Agreement, dated as of March 29, 2010, between American Equity Investment Life Holding Company and David J. Noble (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 2, 2010)

10.14
American Equity Investment Life Holding Company Short-Term Performance Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended September 30, 2010 filed on November 9, 2010)

10.15	2010 Independent Insurance Agent Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-3 filed on December 15, 2010)
10.16
American Equity Investment Life Holding Company 2011 Director Stock Option Plan (Incorporated by reference to Appendix A to Schedule 14A Definitive Proxy Statement for the 2011 annual meeting of stockholders filed on April 25, 2011)

10.17
Second Amendment to Coinsurance Agreement effective August 1, 2001 between American Equity Investment Life Insurance Company and EquiTrust Life Insurance Company (Incorporated by reference to Exhibit 10.36 to Form 10-Q for the period ended September 30, 2011 filed on November 7, 2011)

10.18
Second Amendment to Coinsurance Agreement effective January 1, 2004 between American Equity Investment Life Insurance Company and EquiTrust Life Insurance Company (Incorporated by reference to Exhibit 10.37 to Form 10-Q for the period ended September 30, 2011 filed on November 7, 2011)

10.19	2012 Independent Insurance Agent Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 filed on August 23, 2012)
10.20
Form of Change in Control Agreement between American Equity Investment Life Holding Company and each of Ted M. Johnson, Ronald J. Grensteiner and William R. Kunkel (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 13, 2012)

10.21
Form of Change in Control Agreement between American Equity Investment Life Holding Company and Jeffrey D. Lorenzen (Incorporated by reference to Exhibit 10.42 to Form 10-K for the year ended December 31, 2012 filed on March 7, 2013)

10.22
American Equity Investment Life Holding Company Short-Term Performance Incentive Plan adopted April 15, 2013, as amended and restated (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 15, 2013)

10.23
Form of Restricted Stock Award Agreement with respect to Common Stock of American Equity Investment Life Holding Company-Nonperformance Based (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended March 31, 2013 filed on May 8, 2013)

Exhibit No.	Description
10.24	Form of Performance Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended March 31, 2013 filed on May 8, 2013)
10.25
Form of Restricted Stock Award Agreement with respect to Common Stock of American Equity Investment Life Holding Company-Performance Based (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the period ended March 31, 2013 filed on May 8, 2013)

10.26
Form of Change in Control Agreement between American Equity Investment Life Holding Company and Scott A, Samuelson (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the period ended June 30, 2013 filed on August 8, 2013)

10.27	2013 Director Equity and Incentive Plan (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the period ended June 30, 2013 filed on August 8, 2013)
10.28
Credit Agreement dated November 22, 2013 among American Equity Life Investment Holding Company, JP Morgan Chase Bank, National Association and SunTrust Bank (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 26, 2013)

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