Form 10-Q
period 2014-03-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2014-05-08
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
6000 Westown Parkway
West Des Moines, Iowa 50266
(Address of principal executive offices, including zip code)
(515) 221-0002
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer," “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
APPLICABLE TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of April 30, 2014, there were 74,330,895 shares of the registrant's common stock, $1 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2014 - $27,255,625; 2013 - $26,527,730)	$28,315,473	$26,610,447
Held for investment, at amortized cost (fair value: 2014 - $64,920; 2013 - $60,840)	76,298	76,255
Equity securities, available for sale, at fair value (cost: 2014 - $7,505; 2013 - $7,503)	7,767	7,778
Mortgage loans on real estate	2,584,583	2,581,082
Derivative instruments	790,396	856,050
Other investments	213,706	215,042
Total investments	31,988,223	30,346,654

Cash and cash equivalents	679,172	897,529
Coinsurance deposits	3,028,367	2,999,618
Accrued investment income	322,818	301,641
Deferred policy acquisition costs	2,210,694	2,426,652
Deferred sales inducements	1,713,246	1,875,880
Deferred income taxes	189,956	301,856
Other assets	412,020	471,669
Total assets	$40,544,496	$39,621,499

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$36,731,438	$35,789,655
Other policy funds and contract claims	402,895	418,033
Notes payable	521,758	549,958
Subordinated debentures	246,097	246,050
Income taxes payable	18,062	10,153
Other liabilities	969,297	1,222,963
Total liabilities	38,889,547	38,236,812

Stockholders' equity:
Preferred stock, par value $1 per share, 2,000,000 shares authorized, 2014 and 2013 - no shares issued and outstanding	—	—
Common stock, par value $1 per share, 200,000,000 shares authorized; issued and outstanding: 2014 - 72,390,229 shares (excluding 4,527,167 treasury shares); 2013 - 70,535,404 shares (excluding 4,876,735 treasury shares)	72,390	70,535
Additional paid-in capital	542,003	550,400
Unallocated common stock held by ESOP; 2014 - 58,618 shares; 2013 - 58,618 shares	(313)	(631)
Accumulated other comprehensive income	332,435	46,196
Retained earnings	708,434	718,187
Total stockholders' equity	1,654,949	1,384,687
Total liabilities and stockholders' equity	$40,544,496	$39,621,499
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Premiums and other considerations	$7,331	$13,084
Annuity product charges	25,272	21,481
Net investment income	370,005	329,690
Change in fair value of derivatives	48,493	373,962
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	(714)	10,585
OTTI losses on investments:
Total OTTI losses	—	(2,189)
Portion of OTTI losses recognized from other comprehensive income	(905)	(1,048)
Net OTTI losses recognized in operations	(905)	(3,237)
Loss on extinguishment of debt	(3,977)	—
Total revenues	445,505	745,565

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	10,095	14,760
Interest sensitive and index product benefits	317,192	223,170
Amortization of deferred sales inducements	666	28,831
Change in fair value of embedded derivatives	92,619	363,272
Interest expense on notes payable	10,264	7,248
Interest expense on subordinated debentures	3,008	3,009
Amortization of deferred policy acquisition costs	7,194	46,230
Other operating costs and expenses	19,085	19,520
Total benefits and expenses	460,123	706,040
Income (loss) before income taxes	(14,618)	39,525
Income tax expense (benefit)	(4,865)	13,494
Net income (loss)	$(9,753)	$26,031

Earnings (loss) per common share	$(0.13)	$0.41
Earnings (loss) per common share - assuming dilution	$(0.13)	$0.38
Weighted average common shares outstanding (in thousands):
Earnings (loss) per common share	72,519	63,314
Earnings (loss) per common share - assuming dilution	79,616	68,706
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net income (loss)	$(9,753)	$26,031
Other comprehensive income (loss):
Change in net unrealized investment gains/losses (1)	440,688	(41,463)
Noncredit component of OTTI losses (1)	408	347
Reclassification of unrealized investment gains/losses to net income (1)	(730)	2,433
Other comprehensive income (loss) before income tax	440,366	(38,683)
Income tax effect related to other comprehensive income (loss)	(154,127)	13,539
Other comprehensive income (loss)	286,239	(25,144)
Comprehensive income	$276,486	$887

(1)	Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2013	$70,535	$550,400	$(631)	$46,196	$718,187	$1,384,687
Net loss for period	—	—	—	—	(9,753)	(9,753)
Other comprehensive income	—	—	—	286,239	—	286,239
Allocation of 29,309 shares of common stock by ESOP, including excess income tax benefits	—	364	318	—	—	682
Share-based compensation, including excess income tax benefits	—	2,578	—	—	—	2,578
Issuance of 908,032 shares of common stock under compensation plans, including excess income tax benefits	908	5,731	—	—	—	6,639
Extinguishment of convertible senior notes, net of tax, including 946,793 shares of common stock issued upon conversion	947	(17,070)	—	—	—	(16,123)
Balance at March 31, 2014	$72,390	$542,003	$(313)	$332,435	$708,434	$1,654,949

Balance at December 31, 2012	$61,751	$496,715	$(2,583)	$686,807	$477,547	$1,720,237
Net income for period	—	—	—	—	26,031	26,031
Other comprehensive loss	—	—	—	(25,144)	—	(25,144)
Allocation of 29,430 shares of common stock by ESOP, including excess income tax benefits	—	58	317	—	—	375
Share-based compensation, including excess income tax benefits	—	1,488	—	—	—	1,488
Issuance of 1,033,370 shares of common stock under compensation plans, including excess income tax benefits	1,033	6,209	—	—	—	7,242
Balance at March 31, 2013	$62,784	$504,470	$(2,266)	$661,663	$503,578	$1,730,229
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income (loss)	$(9,753)	$26,031
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest sensitive and index product benefits	317,192	223,170
Amortization of deferred sales inducements	666	28,831
Annuity product charges	(25,272)	(21,481)
Change in fair value of embedded derivatives	92,619	363,272
Change in traditional life and accident and health insurance reserves	(91)	3,041
Policy acquisition costs deferred	(93,333)	(94,638)
Amortization of deferred policy acquisition costs	7,194	46,230
Provision for depreciation and other amortization	3,000	4,607
Amortization of discounts and premiums on investments	(2,829)	(6,296)
Realized gains/losses on investments and net OTTI losses recognized in operations	1,619	(7,348)
Change in fair value of derivatives	(48,493)	(373,962)
Deferred income taxes	(37,360)	(2,451)
Loss on extinguishment of debt, net of tax	3,977	—
Share-based compensation	37	1,290
Change in accrued investment income	(21,177)	(36,508)
Change in income taxes payable	7,909	5,438
Change in other assets	(339)	1,315
Change in other policy funds and contract claims	(17,288)	(8,451)
Change in collateral held for derivatives	(98,351)	224,755
Change in other liabilities	(30,056)	(6,215)
Other	(1,708)	(1,014)
Net cash provided by operating activities	48,163	369,616

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	208,747	937,343
Mortgage loans on real estate	84,735	125,998
Derivative instruments	241,098	146,918
Other investments	8,942	5,371
Acquisition of investments:
Fixed maturity securities - available for sale	(974,244)	(2,308,052)
Mortgage loans on real estate	(90,056)	(95,147)
Derivative instruments	(103,330)	(82,448)
Other investments	(2,259)	(199)
Purchases of property, furniture and equipment	(200)	(78)
Net cash used in investing activities	(626,567)	(1,270,294)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$915,631	$914,936
Coinsurance deposits	(2,609)	5,641
Return of annuity policyholder account balances	(475,280)	(402,185)
Financing fees incurred and deferred	(100)	—
Repayment of notes payable	(54,583)	—
Excess tax benefits realized from share-based compensation plans	3,087	305
Proceeds from issuance of common stock	6,093	7,103
Change in checks in excess of cash balance	(32,192)	(11,570)
Net cash provided by financing activities	360,047	514,230
Decrease in cash and cash equivalents	(218,357)	(386,448)
Cash and cash equivalents at beginning of period	897,529	1,268,545
Cash and cash equivalents at end of period	$679,172	$882,097

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$17,993	$6,470
Income taxes	21,500	10,200
Non-cash operating activity:
Deferral of sales inducements	72,687	73,898
Non-cash investing activity:
Real estate acquired in satisfaction of mortgage loans	1,713	844
Non-cash financing activities:
Common stock issued in extinguishment of debt	23,177	—
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company (“we”, “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.
As previously reported in the notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, we identified certain classification errors related to the presentation of premiums and other considerations, insurance policy benefits and change in future policy benefits and interest sensitive and index product benefits related to life contingent immediate annuities in our audited consolidated statements of operations. Consistent with that presentation, we have revised the unaudited consolidated statements of operations for the three months ended March 31, 2013. The changes resulted in increases to premiums and other considerations of $10.4 million and insurance policy benefits and change in future policy benefits of $13.0 million, as well as decreases to interest sensitive and index product benefits of $2.6 million for the three months ended March 31, 2013. These changes had no impact on the consolidated balance sheets, net income or stockholders' equity.
Reclassifications have been made to prior period unaudited consolidated financial statements to conform to the March 31, 2014 presentation.
Adopted Accounting Pronouncements
There were no accounting pronouncements that were adopted during the current period.
New Accounting Pronouncements
There are currently no accounting standards updates with effective dates after March 31, 2014 that will significantly affect our consolidated financial statements.

2. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$28,315,473	$28,315,473	$26,610,447	$26,610,447
Held for investment	76,298	64,920	76,255	60,840
Equity securities, available for sale	7,767	7,767	7,778	7,778
Mortgage loans on real estate	2,584,583	2,616,777	2,581,082	2,615,410
Derivative instruments	790,396	790,396	856,050	856,050
Other investments	193,114	195,888	192,198	193,343
Cash and cash equivalents	679,172	679,172	897,529	897,529
Coinsurance deposits	3,028,367	2,707,325	2,999,618	2,669,432
Interest rate caps	4,926	4,926	6,103	6,103
Interest rate swap	—	—	712	712
2015 notes hedges	86,640	86,640	107,041	107,041
Counterparty collateral	275,558	275,558	315,824	315,824

Liabilities
Policy benefit reserves	36,395,040	30,382,940	35,453,166	29,670,827
Single premium immediate annuity (SPIA) benefit reserves	402,549	415,757	417,625	430,835
Notes payable	521,758	611,384	549,958	699,435
Subordinated debentures	246,097	239,126	246,050	234,959
2015 notes embedded conversion derivative	86,640	86,640	107,041	107,041
Interest rate swap	690	690	—	—
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

Transfers of securities among the levels occur at times and depend on the type of inputs used to determine fair value of each security. There were no transfers between levels during any period presented.

Our assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
March 31, 2014
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$43,300	$4,841	$38,459	$—
United States Government sponsored agencies	1,299,454	—	1,299,454	—
United States municipalities, states and territories	3,437,313	—	3,437,313	—
Foreign government obligations	144,023	—	144,023	—
Corporate securities	18,441,187	37	18,441,150	—
Residential mortgage backed securities	1,928,555	—	1,927,475	1,080
Commercial mortgage backed securities	1,976,589	—	1,976,589	—
Other asset backed securities	1,045,052	369	1,044,683	—
Equity securities, available for sale: finance, insurance and real estate	7,767	—	7,767	—
Derivative instruments	790,396	—	790,396	—
Cash and cash equivalents	679,172	679,172	—	—
Interest rate caps	4,926	—	4,926	—
2015 notes hedges	86,640	—	86,640	—
Counterparty collateral	275,558	—	275,558	—
	$30,159,932	$684,419	$29,474,433	$1,080
Liabilities
2015 notes embedded conversion derivative	$86,640	$—	$86,640	$—
Interest rate swap	690	—	690	—
Fixed index annuities - embedded derivatives	4,755,913	—	—	4,755,913
	$4,843,243	$—	$87,330	$4,755,913

December 31, 2013
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$42,925	$4,805	$38,120	$—
United States Government sponsored agencies	1,194,289	—	1,194,289	—
United States municipalities, states and territories	3,306,743	—	3,306,743	—
Foreign government obligations	91,557	—	91,557	—
Corporate securities	17,233,037	20	17,233,017	—
Residential mortgage backed securities	1,971,960	—	1,970,584	1,376
Commercial mortgage backed securities	1,735,460	—	1,735,460	—
Other asset backed securities	1,034,476	359	1,034,117	—
Equity securities, available for sale: finance, insurance and real estate	7,778	—	7,778	—
Derivative instruments	856,050	—	856,050	—
Cash and cash equivalents	897,529	897,529	—	—
Interest rate caps	6,103	—	6,103	—
Interest rate swap	712	—	712	—
2015 notes hedges	107,041	—	107,041	—
Counterparty collateral	315,824	—	315,824	—
	$28,801,484	$902,713	$27,897,395	$1,376
Liabilities
2015 notes embedded conversion derivative	$107,041	$—	$107,041	$—
Fixed index annuities - embedded derivatives	4,406,163	—	—	4,406,163
	$4,513,204	$—	$107,041	$4,406,163

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of March 31, 2014 and December 31, 2013.
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
Interest rate caps and swap
The fair values of our pay fixed/receive variable interest rate caps and interest rate swap are obtained from third parties and are determined by discounting expected future cash flows using projected LIBOR rates for the term of the caps and swap.
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

The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Available for sale securities
Beginning balance	$1,376	$1,812
Principal returned	(78)	(368)
Accretion of discount	(27)	129
Total gains (losses) (realized/unrealized):
Included in other comprehensive income (loss)	(191)	151
Included in operations	—	—
Ending balance	$1,080	$1,724
The Level 3 assets included in the table above are not material to our financial position, results of operations or cash flows, and it is management's opinion that the sensitivity of the inputs used in determining the fair value of these assets is not material as well.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$4,406,163	$3,337,556
Premiums less benefits	371,953	246,722
Change in fair value, net	(22,203)	264,624
Ending balance	$4,755,913	$3,848,902
Change in unrealized gains (losses), net for each period in our embedded derivatives are included in change in fair value of embedded derivatives in the unaudited consolidated statements of operations.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at March 31, 2014, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $316.1 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $192.0 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $351.6 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $208.7 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

3. Investments
At March 31, 2014 and December 31, 2013, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
March 31, 2014
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$44,185	$325	$(1,210)	$43,300
United States Government sponsored agencies	1,358,426	8,276	(67,248)	1,299,454
United States municipalities, states and territories	3,186,473	265,511	(14,671)	3,437,313
Foreign government obligations	136,116	10,379	(2,472)	144,023
Corporate securities	17,662,806	1,006,794	(228,413)	18,441,187
Residential mortgage backed securities	1,831,161	120,106	(22,712)	1,928,555
Commercial mortgage backed securities	2,003,425	17,671	(44,507)	1,976,589
Other asset backed securities	1,033,033	30,254	(18,235)	1,045,052
	$27,255,625	$1,459,316	$(399,468)	$28,315,473
Held for investment:
Corporate security	$76,298	$—	$(11,378)	$64,920

Equity securities, available for sale:
Finance, insurance, and real estate	$7,505	$262	$—	$7,767

December 31, 2013
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$44,852	$367	$(2,294)	$42,925
United States Government sponsored agencies	1,313,776	1,875	(121,362)	1,194,289
United States municipalities, states and territories	3,181,032	164,785	(39,074)	3,306,743
Foreign government obligations	86,112	8,907	(3,462)	91,557
Corporate securities	17,142,118	606,948	(516,029)	17,233,037
Residential mortgage backed securities	1,895,913	119,230	(43,183)	1,971,960
Commercial mortgage backed securities	1,821,988	3,287	(89,815)	1,735,460
Other asset backed securities	1,041,939	23,300	(30,763)	1,034,476
	$26,527,730	$928,699	$(845,982)	$26,610,447
Held for investment:
Corporate security	$76,255	$—	$(15,415)	$60,840

Equity securities, available for sale:
Finance, insurance, and real estate	$7,503	$275	$—	$7,778
At March 31, 2014, 31% of our fixed income securities have call features, of which 0.5% ($0.1 billion) were subject to call redemption and another 5% ($1.2 billion) will become subject to call redemption during the next twelve months. Of the $1.2 billion subject to call redemption during the next twelve months, $0.5 billion of U.S. Government agency securities were called during April 2014.

The amortized cost and fair value of fixed maturity securities at March 31, 2014, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$38,837	$39,547	$—	$—
Due after one year through five years	985,636	1,113,705	—	—
Due after five years through ten years	8,171,938	8,264,244	—	—
Due after ten years through twenty years	6,588,518	6,838,801	—	—
Due after twenty years	6,603,077	7,108,980	76,298	64,920
	22,388,006	23,365,277	76,298	64,920
Residential mortgage backed securities	1,831,161	1,928,555	—	—
Commercial mortgage backed securities	2,003,425	1,976,589	—	—
Other asset backed securities	1,033,033	1,045,052	—	—
	$27,255,625	$28,315,473	$76,298	$64,920
Net unrealized gains on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities and equity securities	$1,060,110	$82,992
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(583,340)	(46,588)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax benefit	(166,869)	(12,742)
Net unrealized gains reported as accumulated other comprehensive income	$332,435	$46,196
The National Association of Insurance Commissioners (“NAIC”) assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations (“NRSRO’s”). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered “investment grade” while NAIC Class 3 through 6 designations are considered “non-investment grade.” Based on the NAIC designations, we had 98% of our fixed maturity portfolio rated investment grade at March 31, 2014 and December 31, 2013.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	March 31, 2014		December 31, 2013
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$16,990,834	$17,755,174	$16,394,654	$16,531,250
2	9,755,720	10,059,679	9,630,251	9,598,399
3	519,452	505,434	502,822	474,165
4	64,256	58,988	74,493	66,078
5	—	—	—	—
6	1,661	1,118	1,765	1,395
	$27,331,923	$28,380,393	$26,603,985	$26,671,287

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 665 and 1,047 securities, respectively) have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2014
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$33,386	$(1,210)	$—	$—	$33,386	$(1,210)
United States Government sponsored agencies	618,888	(58,157)	340,909	(9,091)	959,797	(67,248)
United States municipalities, states and territories	288,578	(14,671)	—	—	288,578	(14,671)
Foreign government obligations	77,271	(2,472)	—	—	77,271	(2,472)
Corporate securities:
Finance, insurance and real estate	1,126,695	(40,893)	139,455	(9,454)	1,266,150	(50,347)
Manufacturing, construction and mining	2,267,589	(76,780)	131,419	(14,578)	2,399,008	(91,358)
Utilities and related sectors	933,917	(40,959)	101,402	(9,215)	1,035,319	(50,174)
Wholesale/retail trade	204,346	(11,286)	13,850	(840)	218,196	(12,126)
Services, media and other	566,481	(17,716)	97,230	(6,692)	663,711	(24,408)
Residential mortgage backed securities	385,500	(22,132)	1,080	(580)	386,580	(22,712)
Commercial mortgage backed securities	1,169,178	(43,622)	27,135	(885)	1,196,313	(44,507)
Other asset backed securities	318,187	(14,745)	45,652	(3,490)	363,839	(18,235)
	$7,990,016	$(344,643)	$898,132	$(54,825)	$8,888,148	$(399,468)
Held for investment:
Corporate security:
Insurance	$—	$—	$64,920	$(11,378)	$64,920	$(11,378)

December 31, 2013
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$32,969	$(2,294)	$—	$—	$32,969	$(2,294)
United States Government sponsored agencies	692,320	(88,671)	467,309	(32,691)	1,159,629	(121,362)
United States municipalities, states and territories	614,056	(39,074)	—	—	614,056	(39,074)
Foreign government obligations	26,298	(3,462)	—	—	26,298	(3,462)
Corporate securities:
Finance, insurance and real estate	1,690,846	(92,426)	153,037	(12,873)	1,843,883	(105,299)
Manufacturing, construction and mining	3,370,775	(191,245)	93,608	(16,088)	3,464,383	(207,333)
Utilities and related sectors	1,829,868	(102,758)	83,550	(11,547)	1,913,418	(114,305)
Wholesale/retail trade	428,407	(25,189)	17,687	(1,992)	446,094	(27,181)
Services, media and other	834,699	(51,508)	107,242	(10,403)	941,941	(61,911)
Residential mortgage backed securities	309,599	(41,080)	31,739	(2,103)	341,338	(43,183)
Commercial mortgage backed securities	1,450,143	(83,814)	51,099	(6,001)	1,501,242	(89,815)
Other asset backed securities	356,018	(20,426)	92,372	(10,337)	448,390	(30,763)
	$11,635,998	$(741,947)	$1,097,643	$(104,035)	$12,733,641	$(845,982)
Held for investment:
Corporate security:
Insurance	$—	$—	$60,840	$(15,415)	$60,840	$(15,415)
The following is a description of the factors causing the temporary unrealized losses by investment category as of March 31, 2014:
United States Government full faith and credit and sponsored agencies: These securities are relatively long in duration; however, they are callable in less than 12 months making the value of such securities sensitive to changes in market interest rates. The timing of when some of these securities were purchased gave rise to unrealized losses at March 31, 2014.
United States municipalities, states and territories: These securities are relatively long in duration and their fair values are sensitive to changes in market interest rates. The timing of the purchase of these securities have resulted in unrealized losses.
Foreign government obligations: The unrealized losses on these securities are due to wider spreads on the announcement of increased capital expenditures with resulting higher leverage and greater supply.

Corporate securities: The unrealized losses in these securities are due partially to the timing of purchases. These securities carry yields less than those available at March 31, 2014. In addition, a small number of securities have seen their credit spreads remain wide due to issuer or industry specific news while some financial and industrial sector credit spreads remain wide due to continued economic uncertainty and concerns of economic instability.
Residential mortgage backed securities: At March 31, 2014, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 36 securities with a total amortized cost basis of $301.1 million and a fair value of $324.2 million. Despite recent improvements in the capital markets, the fair values of RMBS with weaker borrower characteristics continue at prices below amortized cost. These RMBS prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.
Commercial mortgage backed securities: The unrealized losses in these securities are due partially to the timing of purchases. A number of purchases were at yields lower than what could be executed at the end of this quarter due to the increase in the treasury yield since the time of purchase. Yield spreads for commercial mortgage backed securities have narrowed but remain attractive.
Other asset backed securities: The unrealized losses in these securities are predominantly assigned to financial sector capital trust securities which have longer maturity dates and have declined in price due to prolonged stress in the financial sector. No securities in an unrealized loss position are rated below investment grade.
Approximately 93% and 95% of the unrealized losses on fixed maturity securities shown in the above table for March 31, 2014 and December 31, 2013, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains on investments for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$4,037	$611
Investments carried at fair value:
Fixed maturity securities, available for sale	$977,131	$(119,070)
Equity securities, available for sale	(13)	2,219
	977,118	(116,851)
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(536,752)	78,168
Deferred income tax asset/liability	(154,127)	13,539
	(690,879)	91,707
Change in net unrealized gains on investments carried at fair value	$286,239	$(25,144)
Proceeds from sales of available for sale securities for the three months ended March 31, 2014 and 2013 were $56.1 million and $380.4 million, respectively. Scheduled principal repayments, calls and tenders for available for sale securities for the three months ended March 31, 2014 and 2013 were $152.7 million and $556.9 million, respectively.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains (losses) on investments, excluding net OTTI losses for the three months ended March 31, 2014 and 2013, are as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$184	$13,015
Gross realized losses	(691)	(2,187)
	(507)	10,828
Other investments:
Gain on sale of real estate	756	589
Loss on sale of real estate	—	(466)
Impairment losses on real estate	(799)	—
	(43)	123
Mortgage loans on real estate:
Increase in allowance for credit losses	(164)	(366)
	$(714)	$10,585
Losses on available for sale fixed maturity securities were realized primarily due to strategies in place to reposition the fixed maturity security portfolio that result in improved net investment income, risk or duration profiles as they pertain to our asset liability management.
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
The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the three months ended March 31, 2014 and 2013, which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Three months ended March 31, 2014
Prime	2006	6.5%	7.4%	11%	12%	50%	50%

Three months ended March 31, 2013
Prime	2003	5.1%	5.1%	2%	2%	30%	30%
	2005	6.5%	7.7%	8%	17%	50%	50%
	2006	6.0%	6.9%	9%	16%	50%	50%
	2007	6.5%	6.7%	14%	25%	40%	60%
	2008	6.6%	6.6%	16%	16%	45%	45%
Alt-A	2005	5.6%	8.7%	15%	25%	5%	65%
	2007	6.2%	6.9%	38%	52%	60%	65%
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

The following table summarizes other than temporary impairments for the three months ended March 31, 2014 and 2013, by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized from Other Comprehensive Income	Net OTTI Losses Recognized in Operations
		(Dollars in thousands)
Three months ended March 31, 2014
Fixed maturity securities, available for sale:
Residential mortgage backed securities	2	$—	$(905)	$(905)

Three months ended March 31, 2013
Fixed maturity securities, available for sale:
Corporate securities:
Industrial	1	$(1,761)	$—	$(1,761)
Residential mortgage backed securities	5	—	(1,048)	(1,048)
Equity security, available for sale:
Industrial	1	(428)	—	(428)
	7	$(2,189)	$(1,048)	$(3,237)
The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(125,960)	$(134,027)
Credit losses on securities for which OTTI has not previously been recognized	—	(1,761)
Additional credit losses on securities for which OTTI has previously been recognized	(905)	(1,048)
Accumulated losses on securities that were disposed of during the period	—	7,023
Cumulative credit loss at end of period	$(126,865)	$(129,813)
The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income (loss), by major type of security, for securities that are part of our investment portfolio at March 31, 2014 and December 31, 2013:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
March 31, 2014
Fixed maturity securities, available for sale:
Corporate securities	$—	$—	$38	$38
Residential mortgage backed securities	653,399	(175,429)	210,802	688,772
	$653,399	$(175,429)	$210,840	$688,810
December 31, 2013
Fixed maturity securities, available for sale:
Corporate securities	$—	$—	$20	$20
Residential mortgage backed securities	679,265	(176,334)	216,061	718,992
	$679,265	$(176,334)	$216,081	$719,012

4. Mortgage Loans on Real Estate
Our mortgage loan portfolio, summarized in the following table, totaled $2.6 billion at both March 31, 2014 and December 31, 2013, with commitments outstanding of $54.3 million at March 31, 2014.

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Principal outstanding	$2,610,380	$2,607,698
Loan loss allowance	(25,262)	(26,047)
Deferred prepayment fees	(535)	(569)
Carrying value	$2,584,583	$2,581,082
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

	March 31, 2014		December 31, 2013
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$793,717	30.4%	$765,717	29.4%
Middle Atlantic	152,712	5.9%	156,489	6.0%
Mountain	343,166	13.1%	356,246	13.7%
New England	20,977	0.8%	21,324	0.8%
Pacific	313,896	12.0%	317,431	12.2%
South Atlantic	488,622	18.7%	483,852	18.5%
West North Central	343,660	13.2%	351,794	13.5%
West South Central	153,630	5.9%	154,845	5.9%
	$2,610,380	100.0%	$2,607,698	100.0%
Property type distribution
Office	$557,029	21.3%	$590,414	22.6%
Medical Office	122,807	4.7%	125,703	4.8%
Retail	729,056	27.9%	711,364	27.3%
Industrial/Warehouse	690,442	26.5%	673,449	25.8%
Hotel	47,138	1.8%	61,574	2.4%
Apartment	313,330	12.0%	291,823	11.2%
Mixed use/other	150,578	5.8%	153,371	5.9%
	$2,610,380	100.0%	$2,607,698	100.0%
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

We rate the mortgage loans in our portfolio based on factors such as historical operating performance, loan to value ratio and economic outlook, among others. We calculate a loss factor to apply to each rating based on historical losses we have recognized in our mortgage loan portfolio. We apply the loss factors to the total principal outstanding within each rating category to determine an appropriate estimate of general loan loss allowance.
The following tables present a rollforward of our specific and general valuation allowances for mortgage loans on real estate:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(16,847)	$(9,200)	$(23,134)	$(11,100)
Charge-offs	949	—	1,569	—
Recoveries	—	—	—	—
Provision for credit losses	(564)	400	(1,066)	700
Ending allowance balance	$(16,462)	$(8,800)	$(22,631)	$(10,400)
The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Individually evaluated for impairment	$42,986	$47,018
Collectively evaluated for impairment	2,567,394	2,560,680
Total loans evaluated for impairment	$2,610,380	$2,607,698
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
During the three months ended March 31, 2014, one mortgage loan was satisfied by taking ownership of the real estate serving as collateral compared to one mortgage loan for the same period in 2013. The following table summarizes the activity in the real estate owned which was obtained in satisfaction of mortgage loans on real estate:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Real estate owned at beginning of period	$22,844	$33,172
Real estate acquired in satisfaction of mortgage loans	1,713	844
Sales	(3,030)	(5,080)
Impairments	(799)	—
Depreciation	(136)	(172)
Real estate owned at end of period	$20,592	$28,764

We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Credit Exposure--By Payment Activity
Performing	$2,591,196	$2,593,276
In workout	7,956	6,248
Delinquent	—	—
Collateral dependent	11,228	8,174
	$2,610,380	$2,607,698
The loans that are categorized as "in workout" consist of loans that we have agreed to lower or no mortgage payments for a period of time while the borrowers address cash flow and/or operational issues. The key features of these workouts have been determined on a loan-by-loan basis. Most of these loans are in a period of low cash flow due to tenants vacating their space or tenants requesting rent relief during difficult economic periods. Generally, we have allowed the borrower a six month interest only period and in some cases a twelve month period of interest only. Interest only workout loans are expected to return to their regular debt service payments after the interest only period. Interest only loans that are not fully amortizing will have a larger balance at their balloon date than originally contracted. Fully amortizing loans that are in interest only periods will have larger debt service payments for their remaining term due to lost principal payments during the interest only period. In limited circumstances we have allowed borrowers to pay the principal portion of their loan payment into an escrow account that can be used for capital and tenant improvements for a period of not more than twelve months. In these situations new loan amortization schedules are calculated based on the principal not collected during this twelve month workout period and larger payments are collected for the remaining term of each loan. In all cases, the original interest rate and maturity date have not been modified, and we have not forgiven any principal amounts.
Mortgage loans are considered delinquent when they become 60 days past due. When loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. Outstanding principal of loans in a non-accrual status at March 31, 2014 and December 31, 2013 totaled $11.2 million and $8.2 million, respectively.
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
Aging of financing receivables is summarized in the following table, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
March 31, 2014	$—	$—	$—	$—	$2,599,152	$11,228	$2,610,380
December 31, 2013	$—	$—	$—	$—	$2,599,524	$8,174	$2,607,698

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
March 31, 2014
Mortgage loans with an allowance	$26,524	$42,986	$(16,462)
Mortgage loans with no related allowance	4,353	4,353	—
	$30,877	$47,339	$(16,462)
December 31, 2013
Mortgage loans with an allowance	$30,171	$47,018	$(16,847)
Mortgage loans with no related allowance	3,264	3,264	—
	$33,435	$50,282	$(16,847)

	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Three months ended March 31, 2014
Mortgage loans with an allowance	$29,884	$508
Mortgage loans with no related allowance	3,456	351
	$33,340	$859
Three months ended March 31, 2013
Mortgage loans with an allowance	$28,384	$331
Mortgage loans with no related allowance	20,505	284
	$48,889	$615
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

Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. A summary of mortgage loans on commercial real estate with outstanding principal at March 31, 2014 and December 31, 2013 that we determined to be TDRs are as follows:

Geographic Region	Number of TDRs	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount
		(Dollars in thousands)
March 31, 2014
Mountain	2	$7,871	$(893)	$6,978
South Atlantic	7	13,841	(4,177)	9,664
East North Central	1	2,219	(467)	1,752
West North Central	1	1,921	(475)	1,446
West South Central	1	1,714	(255)	1,459
	12	$27,566	$(6,267)	$21,299
December 31, 2013
East	1	$3,712	$(949)	$2,763
Mountain	7	22,140	(329)	21,811
South Atlantic	7	13,930	(4,177)	9,753
East North Central	1	2,219	(467)	1,752
West North Central	1	1,938	(475)	1,463
West South Central	1	1,714	(256)	1,458
	18	$45,653	$(6,653)	$39,000
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

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$790,396	$856,050
Other assets
2015 notes hedges	86,640	107,041
Interest rate caps	4,926	6,103
Interest rate swap	—	712
	$881,962	$969,906
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$4,755,913	$4,406,163
Other liabilities
2015 notes embedded conversion derivative	86,640	107,041
Interest rate swap	690	—
	$4,843,243	$4,513,204

The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$71,473	$344,654
2015 notes hedges	(20,401)	28,098
Interest rate swap	(1,402)	733
Interest rate caps	(1,177)	477
	$48,493	$373,962
Change in fair value of embedded derivatives:
2015 notes embedded conversion derivative	$(20,401)	$28,098
Fixed index annuities—embedded derivatives	113,020	335,174
	$92,619	$363,272
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
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			March 31, 2014		December 31, 2013
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A	A2	$1,590,121	$61,063	$1,683,911	$73,836
Barclays	A	A2	1,927,994	61,753	2,396,839	113,513
BNP Paribas	A+	A2	1,299,886	36,924	1,382,661	38,849
Citibank, N.A.	A	A2	2,423,596	81,072	1,536,547	72,310
Credit Suisse	A	A1	4,101,721	193,008	4,060,352	193,304
Deutsche Bank	A	A2	838,142	35,175	747,587	41,074
HSBC	AA-	A1	169,761	6,442	200,011	10,518
J.P. Morgan	A+	Aa3	923,585	39,197	786,429	36,863
Morgan Stanley	A-	Baa2	3,847,956	154,226	3,546,487	150,437
Royal Bank of Canada	AA-	Aa3	871,208	31,084	714,941	25,140
Wells Fargo	AA-	Aa3	2,287,890	90,452	2,221,874	100,206
			$20,281,860	$790,396	$19,277,639	$856,050
As of March 31, 2014 and December 31, 2013, we held $679.6 million and $818.2 million, respectively, of cash and cash equivalents and other securities from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $114.5 million and $71.7 million at March 31, 2014 and December 31, 2013, respectively.

The future annual index credits on our fixed index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. We do not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. We must value both the call options and the related forward embedded options in the policies at fair value.
We entered into an interest rate swap and interest rate caps to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures. See Note 10 in our Annual Report on Form 10-K for the year ended December 31, 2013 for more information on our subordinated debentures. The terms of the interest rate swap provide that we pay a fixed rate of interest and receive a floating rate of interest. The terms of the interest rate caps limit the three month London Interbank Offered Rate ("LIBOR") to 2.50%. The interest rate swap and caps are not effective hedges under accounting guidance for derivative instruments and hedging activities. Therefore, we record the interest rate swap and caps at fair value and any net cash payments received or paid are included in the change in fair value of derivatives in the unaudited consolidated statements of operations.
Details regarding the interest rate swap are as follows:

	Notional		Pay		March 31, 2014	December 31, 2013
Maturity Date	Amount	Receive Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	LIBOR	2.415%	SunTrust	$(690)	$712

Details regarding the interest rate caps are as follows:

	Notional		Cap		March 31, 2014	December 31, 2013
Maturity Date	Amount	Floating Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	LIBOR	2.50%	SunTrust	$2,481	$3,073
July 8, 2021	12,000	LIBOR	2.50%	SunTrust	745	923
July 29, 2021	27,000	LIBOR	2.50%	SunTrust	1,700	2,107
	$79,000				$4,926	$6,103
The interest rate swap converts floating rates to fixed rates for seven years beginning March 2014. The interest rate caps have a forward starting date beginning in July 2014 and cap our interest rates for seven years. As of March 31, 2014, we held $4.0 million of cash and cash equivalents from the counterparty for derivative collateral related to the swap and caps, which is included in other liabilities on our consolidated balance sheets.
In September 2010, concurrently with the issuance of $200.0 million principal amount of 3.5% Convertible Senior Notes due September 15, 2015 (the "2015 notes"), we entered into hedge transactions (the "2015 notes hedges") with two counterparties whereby we have the option to receive the cash equivalent of the conversion spread on 16.0 million shares of our common stock based upon a strike price of $12.50 per share, subject to certain conversion rate adjustments in the 2015 notes. These options expire on September 15, 2015, and must be settled in cash. The 2015 notes hedges are accounted for as derivative assets and are included in other assets in our consolidated balance sheets. The 2015 notes embedded conversion derivative and the 2015 notes hedges are adjusted to fair value each reporting period and unrealized gains and losses are reflected in our unaudited consolidated statements of operations. At March 31, 2014, 2015 notes hedges are outstanding that were not settled with the partial unwind agreements whereby we have the option to receive the cash equivalent of the conversion spread on 7.5 million shares of our common stock based upon a strike price of $12.35 per share.
In separate transactions, we also sold warrants (the "2015 warrants") to two counterparties for the purchase of up to 16.0 million shares of our common stock at a price of $16.00 per share. We received $15.6 million in cash proceeds from the sale of the 2015 warrants, which was recorded as an increase in additional paid-in capital. The number of shares and strike price of the warrants are subject to adjustment based on dividends we pay subsequent to selling the warrants. The warrants expire on various dates from December 2015 through March 2016 and are intended to be settled in net shares. The total number of shares of common stock deliverable under the 2015 warrants is, however, currently limited to 11.7 million shares. Changes in the fair value of these warrants will not be recognized in our consolidated financial statements as long as the instruments remain classified as equity. At March 31, 2014, the remaining 2015 warrants that were not settled with the partial unwind agreements were dilutive as the average price of our common stock exceeded the $15.75 strike price of the 2015 warrants and the effect has been included in diluted earnings per share for the three months ended March 31, 2014. The warrants were not dilutive for the three months ended March 31, 2013.
Subsequent to March 31, 2014, we entered into three separate partial unwind agreements with the two counterparties to the 2015 notes hedges and the 2015 warrants to coincide with the extinguishment of a portion of our 2015 notes, see note 6, whereby we agreed to settle the related 2015 notes hedges and the 2015 warrants and received net cash from the counterparties totaling $7.2 million. Subsequent to the settlement of these unwind agreements and certain conversion rate adjustments due to dividends paid, 2015 notes hedges remain outstanding whereby we have the option to receive the cash equivalent of the conversion spread on 4.8 million shares of our common stock based upon a strike price of $12.35 per share and warrants remain outstanding for the purchase of up to 4.8 million shares of our common stock at a strike price of $15.75 per share.

6. Notes Payable
The 5.25% Contingent Convertible Senior Notes due December 15, 2029 (the "2029 notes") are accounted for separately as a liability component and an equity component in the consolidated balance sheets. The carrying amount of the 2015 notes and the 2029 notes, the carrying amount of the equity component of the 2029 notes and the amount by which the if-converted value exceeds the outstanding principal for both the 2015 notes and the 2029 notes are as follows:

	March 31, 2014		December 31, 2013
	September 2015 Notes	December 2029 Notes	September 2015 Notes	December 2029 Notes
	(Dollars in thousands)
Notes payable:
Principal amount of liability component	$91,951	$37,032	$91,951	$68,373
Unamortized discount	(5,712)	(1,513)	(6,623)	(3,743)
Net carrying amount of liability component	$86,239	$35,519	$85,328	$64,630
Additional paid-in capital:
Carrying amount of equity component		$4,983		$15,586
Amount by which the if-converted value exceeds principal	$83,860	$56,960	$104,403	$113,169
The discount is being amortized over the expected lives of the notes, which is the maturity date of September 15, 2015 for the 2015 notes and the first put/call date of December 15, 2014 for the 2029 notes. The effective interest rates during the discount amortization periods are 8.9% and 11.9% on the 2015 notes and the 2029 notes, respectively. The interest cost recognized in operations for the convertible notes, inclusive of the coupon and amortization of the discount and debt issue costs, was $3.4 million and $7.2 million for the three months ended March 31, 2014 and 2013, respectively.
We are required to include the dilutive effect of the 2029 notes in our diluted earnings per share calculation. Because these notes include a mandatory cash settlement feature for the principal amount, incremental dilutive shares will only exist when the fair value of our common stock at the end of the reporting period exceeds the conversion price per share of $9.57. At March 31, 2014 and 2013, the conversion premium of the 2029 notes was dilutive and the effect has been included in diluted earnings per share for the three months ended March 31, 2014 and 2013. The 2015 notes and the 2015 notes hedges are excluded from the dilutive effect in our diluted earnings per share calculation as they are currently to be settled only in cash.
During the first quarter of 2014, we extinguished $31.3 million principal amount of our 2029 notes. Total consideration paid to holders of the 2029 notes consisted of $54.6 million in cash and and $23.2 million in shares of our common stock (946,793 shares). The carrying value of the 2029 notes at extinguishment was $29.9 million which resulted in a loss of $2.3 million on extinguishment of debt, net of income taxes.
Subsequent to March 31, 2014, we extinguished $1.9 million principal amount of our 2029 notes for $4.5 million in cash. The carrying value of the 2029 notes at extinguishment was $1.8 million which resulted in a loss of $0.1 million, net of income taxes. In addition, we extinguished $32.5 million principal amount of our 2015 notes. Total consideration paid to holders of the 2015 notes consisted of $33.3 million in cash and $27.0 million in shares of our common stock (1,225,845 shares). The carrying value of the 2015 notes at extinguishment was $30.5 million which resulted in a loss of $2.6 million, net of income taxes.
In 2013, we entered into a $140 million unsecured revolving line of credit agreement with five banks for which the revolving period is four years. The interest rate is floating at a rate based on our election that will be equal to the alternate base rate (as defined in the credit agreement) plus the applicable margin or the adjusted LIBOR rate (as defined in the credit agreement) plus the applicable margin. We also pay a commitment fee based on the available unused portion of the credit facility. The applicable margin and commitment fee rate are based on our credit rating and can change throughout the period of the credit facility. Based upon our current credit rating, the applicable margin is 1.00% for alternate base rate borrowings and 2.00% for adjusted LIBOR rate borrowings, and the commitment fee is 0.35%. Under this agreement, we are required to maintain a minimum risk-based capital ratio at our subsidiary, American Equity Investment Life Insurance Company ("American Equity Life"), of at least 275%, a maximum ratio of adjusted debt to total adjusted capital of 0.35, and a minimum level of statutory surplus at American Equity Life equal to the sum of 1) 80% of statutory surplus at September 30, 2013, 2) 50% of the statutory net income for each fiscal quarter ending after September 30, 2013, and 3) 50% of all capital contributed to American Equity Life after September 30, 2013. The agreement contains an accordion feature that allows us, on up to three occasions and subject to credit availability, to increase the credit facility by an additional $50 million in the aggregate. We also have the ability to extend the maturity date by an additional one year past the initial maturity date of November 22, 2017 with the consent of the extending banks. There are currently no guarantors of the credit facility, but certain of our subsidiaries must guarantee our obligations under the credit agreement if such subsidiaries guarantee other material amounts of our debt. No amounts were outstanding at March 31, 2014 and December 31, 2013.

As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). The maximum amount borrowed during the three months ended March 31, 2014 was $138.7 million. We had no borrowings under repurchase agreements during the three months ended March 31, 2013. When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $27.5 million for the three months ended March 31, 2014. The weighted average interest rate on amounts due under repurchase agreements was 0.15% for the three months ended March 31, 2014.
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
In accordance with applicable accounting guidelines, we establish an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. As a litigation or regulatory matter is developing we, in conjunction with outside counsel, evaluate on an ongoing basis whether the matter presents a loss contingency that meets conditions indicating the need for accrual and/or disclosure, and if not the matter will continue to be monitored for further developments. If and when the loss contingency related to litigation or regulatory matters is deemed to be both probable and estimable, we will establish an accrued liability with respect to that matter and will continue to monitor the matter for further developments that may affect the amount of the accrued liability. In connection with the matter described below, we recorded an estimated litigation liability of $17.5 million during the third quarter of 2012. We increased our estimated litigation liability for this matter to $21.2 million during the fourth quarter of 2013 following the passage of the deadline for submission of claims by class members in the lawsuit and based upon information available at that time. However, we decreased the liability by $2.3 million in the first quarter of 2014 as additional information became available concerning the nature and magnitude of the claims received. In addition, during the first quarter of 2014, we paid $7.8 million in legal fees to the plaintiffs counsel. As a result of the $2.3 million decrease in the liability and the payment of legal fees, the estimated litigation liability at March 31, 2014 is $11.1 million.
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
The Los Angeles Case was a consolidated action involving several lawsuits filed by putative class members seeking class action status for a national class of purchasers of annuities issued by us. The allegations generally attacked the suitability of sales of deferred annuity products to persons over the age of 65. The plaintiffs sought rescission and injunctive relief including restitution and disgorgement of profits on behalf of all class members under California Business & Professions Code section 17200 et seq. and Racketeer Influenced and Corrupt Organizations Act; compensatory damages for breach of fiduciary duty and aiding and abetting of breach of fiduciary duty; unjust enrichment and constructive trust; and other pecuniary damages under California Civil Code section 1750 and California Welfare & Institutions Codes section 15600 et seq. On July 30, 2013, the parties entered into a settlement agreement and stipulated to certification of the case as a class action for settlement purposes only. Notice of the terms of the settlement was mailed to the members of the class on October 7, 2013 and settlement claim forms were due from members of the class on or before December 6, 2013. On January 27, 2014, a hearing was held regarding the fairness of the settlement. On January 29, 2014, the District Court signed a final order approving the settlement and finding the settlement is fair and represents a complete resolution of all claims asserted on behalf of the class. On January 30, 2014, a final judgment was entered dismissing the case on the merits and with prejudice. On February 28, 2014, a member of the class filed an appeal of the District Court's approval of the terms of the settlement agreement with the United States Court of Appeals for the Ninth Circuit. While review of the claim forms has been stayed due to the appeal and it is difficult to predict the amount of the liabilities that will ultimately result from the completion of the claims process, the $11.1 million litigation liability referred to above represents our best estimate of probable loss with respect to this litigation. In light of the inherent uncertainties involved in the matter described above, there can be no assurance that such litigation, or any other pending or future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.
In addition to our commitments to fund mortgage loans, we have unfunded commitments at March 31, 2014 to limited partnerships of $23.6 million and to secured bank loans of $12.8 million.

8. Earnings (Loss) Per Share
The following table sets forth the computation of earnings (loss) per common share and earnings (loss) per common share - assuming dilution:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) - numerator for earnings (loss) per common share	$(9,753)	$26,031

Denominator:
Weighted average common shares outstanding (1)	72,518,574	63,313,568
Effect of dilutive securities:
Convertible senior notes	3,400,986	4,483,492
2015 warrants	2,372,404	—
Stock options and deferred compensation agreements	1,287,267	908,853
Restricted stock units	36,548	—
Denominator for earnings (loss) per common share - assuming dilution	79,615,779	68,705,913

Earnings (loss) per common share	$(0.13)	$0.41
Earnings (loss) per common share - assuming dilution	$(0.13)	$0.38

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.
Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
		Minimum	Maximum
Three months ended March 31, 2014	1,277,650	$24.79	$24.79
Three months ended March 31, 2013	3,200	$14.34	$14.62

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at March 31, 2014, and the unaudited consolidated results of operations for the three month periods ended March 31, 2014 and 2013, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Our business model contemplates continued growth in invested assets and operating income while maintaining a high quality investment portfolio that will not experience significant losses from impairments of invested assets. Growth in invested assets is predicated on a continuation of our high sales while at the same time maintaining a high level of retention of the funds received. The economic and personal investing environments continue to be conducive for high sales levels as retirees and others look to put their money in instruments that will protect their principal and provide them with consistent cash flow sources in their retirement years. We are committed to maintaining a high quality investment portfolio with limited exposure to below investment grade securities and other riskier assets.
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended March 31,
	2014	2013
Average yield on invested assets	4.95%	5.01%
Aggregate cost of money	2.18%	2.33%
Aggregate investment spread	2.77%	2.68%

Impact of:
Investment yield - additional prepayment income	0.05%	0.08%
Cost of money benefit of over (under) hedging	—%	0.03%
Our investment spread in the first quarter of 2013 was impacted by shortfalls in investment income from excess liquidity resulting from a lag in the reinvestment of proceeds of government agency bonds called for redemption. We eliminated the excess liquidity during the third quarter of 2013 and returned to a fully invested position. See Results of Operations - Net investment income for additional information regarding our excess liquidity.
The cost of money for fixed index annuities and average crediting rates for fixed rate annuities are computed based upon policyholder account balances and do not include the impact of amortization of deferred sales inducements. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2013. With respect to our fixed index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate strategy, expenses we incur to fund the annual index credits and where applicable, minimum guaranteed interest credited. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities and Financial Condition - Derivative Instruments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2013.

As reported in previous filings, in response to the persistent low interest rate environment, we have been reducing policyholder crediting rates for new annuities and existing annuities since the fourth quarter of 2011. Spread results for the first quarter of 2014 and 2013 reflect the benefit from these reductions; however, the reductions in cost of money were offset by continued lower yields available on investments including those purchased with the reinvestment of proceeds from calls of callable bonds in our investment portfolio. We remain committed to our objective of restoring our investment spread to the 3.00% target. Subsequent to March 31, 2014, we initiated additional renewal crediting rate reductions for policies issued prior to July 20, 2010. These rate reductions will occur on policy anniversary dates over a fifteen month period that began on April 14, 2014, with the majority of the rate reductions completed by May 15, 2015. When fully implemented, we estimate that the cost of money for approximately $15 billion of policyholder funds will be reduced by 0.20%. With our portfolio yield still under pressure from lower reinvestment rates, further adjustments to renewal crediting rates will be considered. We have on average 0.61% of room to reduce rates before we would reach minimum guaranteed rates on our entire book of business.
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
Results of Operations for the Three Months Ended March 31, 2014 and 2013
Annuity deposits by product type collected during the three months ended March 31, 2014 and 2013, were as follows:

	Three Months Ended March 31,
Product Type	2014	2013
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$642,266	$604,641
Fixed strategy	203,538	243,129
	845,804	847,770
Fixed rate annuities:
Single-year rate guaranteed	15,240	19,910
Multi-year rate guaranteed	54,587	47,256
Single premium immediate annuities	5,286	14,980
	75,113	82,146
Total before coinsurance ceded	920,917	929,916
Coinsurance ceded	50,226	42,607
Net after coinsurance ceded	$870,691	$887,309
Annuity deposits before coinsurance ceded decreased 1% during the first quarter of 2014 compared to the same period in 2013. We attribute the continuing significant sales of our products to several factors including the highly competitive rates on our products, our continued strong relationships with our national marketing organizations and field force of licensed independent insurance agents, the continued attractiveness of safe money products in volatile markets, lower interest rates on competing products such as bank certificates of deposit and product enhancements including a new generation of guaranteed income lifetime withdrawal benefit riders. The extent to which our high level of sales will be sustained in future periods is uncertain.
Net income (loss), in general, has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 14% to $31.9 billion for the first quarter of 2014 compared to $28.1 billion for the same period in 2013. Our investment spread measured in dollars was $190.2 million for the first quarter of 2014 compared to $161.1 million for the same period in 2013. As previously mentioned, our investment spread has been negatively impacted by the extended low interest rate environment (see Net investment income). In addition, net income (loss) for the three months ended March 31, 2014 was negatively impacted by a decrease in the discount rates used to estimate our embedded derivative liabilities (see Change in fair value of embedded derivatives).
Operating income (a non-GAAP financial measure) increased 12% to $37.5 million for the first quarter of 2014 compared to $33.5 million for the same period in 2013.

In addition to net income (loss), we have consistently utilized operating income, a non-GAAP financial measure commonly used in the life insurance industry, as an economic measure to evaluate our financial performance. Operating income equals net income (loss) adjusted to eliminate the impact of net realized gains (losses) on investments including net OTTI losses recognized in operations, fair value changes in derivatives and embedded derivatives, losses on extinguishment of debt and changes in litigation reserves. Because these items fluctuate from year to year in a manner unrelated to core operations, we believe measures excluding their impact are useful in analyzing operating trends. We believe the combined presentation and evaluation of operating income together with net income (loss) provides information that may enhance an investor's understanding of our underlying results and profitability.
Operating income is not a substitute for net income determined in accordance with GAAP. The adjustments made to derive operating income are important to understanding our overall results from operations and, if evaluated without proper context, operating income possesses material limitations. As an example, we could produce a low level of net income in a given period, despite strong operating performance, if in that period we experience significant net realized losses from our investment portfolio. We could also produce a high level of net income in a given period, despite poor operating performance, if in that period we generate significant net realized gains from our investment portfolio. As an example of another limitation of operating income, it does not include the decrease in cash flows expected to be collected as a result of credit loss OTTI. Therefore, our management reviews net realized investment gains (losses) and analyses of our net investment income, including impacts related to OTTI write-downs, in connection with their review of our investment portfolio. In addition, our management examines net income as part of their review of our overall financial results.
The adjustments made to net income (loss) to arrive at operating income for the three months ended March 31, 2014 and 2013 are set forth in the table that follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Reconciliation of net income (loss) to operating income:
Net income (loss)	$(9,753)	$26,031
Net realized (gains) losses and net OTTI losses on investments, net of offsets	564	(2,804)
Change in fair value of derivatives and embedded derivatives - index annuities, net of offsets	43,708	10,973
Change in fair value of derivatives and embedded derivatives - debt, net of income taxes	1,509	(736)
Extinguishment of debt, net of income taxes	2,394	—
Litigation reserve, net of offsets	(916)	—
Operating income	$37,506	$33,464
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
Amounts attributable to the fair value accounting for fixed index annuity derivatives and embedded derivatives fluctuate from year to year based upon changes in the fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in the interest rates used to discount the embedded derivative liability. The amounts disclosed in the reconciliation above are net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and income taxes. The significant change in the impact from the item disclosed in the reconciliation above relate to changes in the fair value of our call options used to fund index credits due to fixed index annuity policyholders, changes in the expected index credits resulting from changes in the fair value of the call options acquired to fund these index credits and changes in the discount rates used to estimate our embedded derivative liabilities.
Premiums and other considerations decreased 44% to $7.3 million in the first quarter of 2014 from $13.1 million in 2013. These revenues are comprised of life insurance premiums and premiums from life contingent single premium immediate annuities including life contingent supplemental contracts issued upon annuitization of deferred annuities. Life insurance premiums have remained consistent while premiums from life contingent single premium immediate annuities ($4.5 million and $10.4 million for the three months ended March 31, 2014 and 2013, respectively) have decreased because we have adjusted the rates offered on these products to be less competitive in the low interest rate environment.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 18% to $25.3 million in the first quarter of 2014 compared to $21.5 million for the same period in 2013. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Surrender charges	$12,423	$11,502
Lifetime income benefit riders (LIBR) fees	12,849	9,979
	$25,272	$21,481

Withdrawals from annuity policies subject to surrender charges	$82,358	$78,006
Average surrender charge collected on withdrawals subject to surrender charges	15.1%	14.7%

Fund values on policies subject to LIBR fees	$2,373,841	$1,888,570
Weighted average per policy LIBR fee	0.54%	0.53%
The increase in annuity product charges were primarily attributable to increases in fees assessed for lifetime income benefit riders due to a larger volume of business in force subject to the fee. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders.
Net investment income increased 12% to $370.0 million in the first quarter of 2014 compared to $329.7 million for the same period in 2013. This increase was principally attributable to the growth in our annuity business and a corresponding increase in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 14% to $30.0 billion for the first quarter of 2014 compared to $26.4 billion for the same period in 2013. The average yield earned on average invested assets was 4.95% for the first quarter of 2014 compared to 5.01% for the same period in 2013.
The decrease in yield earned on average invested assets was attributable to yields on investments purchased in 2013 and the first quarter of 2014 being lower than the overall portfolio yield. In addition, net investment income and average yield in the first quarter of 2013 were negatively impacted by a lag in reinvestment of proceeds from bonds called for redemption during the period into new assets causing excess liquidity held in low yielding cash and other short-term investments. The average balance held in cash and short-term investments was $1.8 billion for the three months ended March 31, 2013. The average yield on our cash and short-term investments for the three months ended March 31, 2013 was 0.33%. Additionally, net investment income and average yield was positively impacted by prepayment and fee income received resulting in additional net investment income of $3.9 million and $5.0 million for the three months ended March 31, 2014 and 2013, respectively.
Change in fair value of derivatives consists primarily of call options purchased to fund annual index credits on fixed index annuities, the 2015 notes hedges related to our 2015 notes and an interest rate swap and interest rate caps that hedge our floating rate subordinated debentures. The components of change in fair value of derivatives are as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Call options:
Gain on option expiration	$151,247	$58,826
Change in unrealized gains/losses	(79,774)	285,828
2015 notes hedges	(20,401)	28,098
Interest rate swap	(1,402)	733
Interest rate caps	(1,177)	477
	$48,493	$373,962
The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three months ended March 31, 2014 and 2013 is as follows:

Three Months Ended March 31,
	2014	2013
S&P 500 Index
Point-to-point strategy	1.0% - 11.5%	1.5% - 8.1%
Monthly average strategy	1.1% - 11.1%	0.0% - 8.0%
Monthly point-to-point strategy	0.0% - 19.9%	0.0% - 11.4%
Fixed income (bond index) strategies	0.0% - 0.0%	0.1% - 8.0%

The change in fair value of derivatives is also influenced by the aggregate costs of options purchased. The aggregate cost of options has increased primarily due to an increased amount of fixed index annuities in force. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2013.
The fair value of the 2015 notes hedges changes based upon changes in the price of our common stock, interest rates, stock price volatility, dividend yield and the time to expiration of the 2015 notes hedges. Similarly, the fair value of the conversion option obligation to the holders of the 2015 notes changes based upon these same factors and the conversion option obligation is accounted for as an embedded derivative liability with changes in fair value reported in the Change in fair value of embedded derivatives. The amount of the change in fair value of the 2015 notes hedges has historically been equal to the amount of the change in the related embedded derivative liability and there has been an offsetting expense in the change in fair value of embedded derivatives. See Note 5 to our unaudited consolidated financial statements for a discussion of 2015 notes hedges and the 2015 warrants.
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

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$184	$13,015
Gross realized losses	(691)	(2,187)
	(507)	10,828
Other investments:
Gain on sale of real estate	756	589
Loss on sale of real estate	—	(466)
Impairment losses on real estate	(799)	—
	(43)	123
Mortgage loans on real estate:
Increase in allowance for credit losses	(164)	(366)
	$(714)	$10,585
Losses on available for sale fixed maturity securities were realized primarily due to strategies in place to reposition the fixed maturity security portfolio that result in improved net investment income, risk or duration profiles as they pertain to our asset liability management. See Financial Condition - Investments and Note 4 to our unaudited consolidated financial statements for additional discussion of allowance for credit losses on mortgage loans on real estate.
Net OTTI losses recognized in operations decreased to $0.9 million in the first quarter of 2014 compared to $3.2 million for the same period in 2013. See Financial Condition - Investments and Note 3 to our unaudited consolidated financial statements for additional discussion of write downs of securities for other than temporary impairments.
Insurance policy benefits and changes in future policy benefits decreased 32% to $10.1 million in the first quarter of 2014 from $14.8 million in 2013. These expenses include amounts for life insurance policies and life contingent single premium immediate annuities including life contingent supplemental contracts issued upon annuitization of deferred annuities. Amounts for life insurance policies have remained consistent while amounts related to life contingent single premium immediate annuities ($7.8 million and $13.0 million for the three months ended March 31, 2014 and 2013, respectively) have decreased primarily because the related premiums have decreased as discussed above under Premiums and other considerations.

Interest sensitive and index product benefits increased 42% to $317.2 million for the first quarter of 2014 compared to $223.2 million for the same period in 2013. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Index credits on index policies	$230,378	$135,341
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	72,006	76,979
Lifetime income benefit riders	14,808	10,850
	$317,192	$223,170
The amount of index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits was $228.0 million for the three months ended March 31, 2014, compared to $135.2 million for the same period in 2013. The decrease in interest credited was due to a decrease in the average rate credited to the annuity liabilities outstanding receiving a fixed rate of interest. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 14% to $31.9 billion for the first quarter of 2014 compared $28.1 billion for the same period in 2013. The increase in benefits recognized for living income benefit rider was due to an increase in the number of policies with lifetime income benefit riders and correlates to the increase in fees discussed in Annuity product charges.
Amortization of deferred sales inducements decreased 98% to $0.7 million for the first quarter of 2014 compared to $28.8 million for the same period in 2013. In general, amortization of deferred sales inducements has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 96% of our net annuity deposits during the three months ended March 31, 2014 compared to 98% during the same period in 2013. The increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations and, in 2014, amortization associated with changes in litigation liabilities. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years. Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$44,101	$36,278
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(43,453)	(8,771)
Net realized gains (losses) on investments and net OTTI losses recognized in operations and changes in litigation liabilities	18	1,324
Amortization of deferred sales inducements after gross profit adjustments	$666	$28,831
Change in fair value of embedded derivatives includes changes in the fair value of the embedded derivative related to the conversion option of our 2015 notes (see Note 5 to our unaudited consolidated financial statements and Note 9 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013) and changes in the fair value of our fixed index annuity embedded derivatives. The components of change in fair value of embedded derivatives are as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
2015 notes embedded conversion derivative	$(20,401)	$28,098
Fixed index annuities - embedded derivatives	113,020	335,174
	$92,619	$363,272
As discussed above under Change in fair value of derivatives, the fair value of the 2015 notes embedded conversion derivative changes based upon the same factors effecting the changes in the 2015 notes hedges. The changes in the fair value of the 2015 notes embedded conversion derivative were offset by a comparable increase or decrease in the change in fair value of the 2015 notes hedges.
The change in fair value of the fixed index annuity embedded derivatives resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in Change in fair value of derivatives; (ii) changes in discount rates used in estimating our embedded derivative liabilities; and (iii) the growth in the host component of the policy liability. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2013. The primary reason for the decrease in the change in fair value of the fixed index annuity embedded derivatives during the three months ended March 31, 2014 was a decrease in the expected index credits resulting from decreases in the fair value of the call options acquired to fund these index credits.
Interest expense on notes payable increased 42% to $10.3 million in the first quarter of 2014 compared to $7.2 million for the same period in 2013. The increase is primarily attributable to interest expense on the $400 million of 6.625% senior unsecured notes we issued on July 17, 2013. The increase was offset by lower interest expense on our convertible senior notes as we extinguished $155.5 million principal amount of 2029 notes and 2015 notes during the fourth quarter of 2013 and $31.3 million principal amount of 2029 notes were extinguished in the first quarter of 2014. In addition, $28.2 million principal amount of another issue of convertible senior notes that were called in the second quarter of 2013.
Amortization of deferred policy acquisition costs decreased 84% to $7.2 million in the first quarter of 2014 compared to $46.2 million for the same period in 2013. In general, amortization of deferred policy acquisition costs has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations and, in 2014, amortization associated with changes in litigation liabilities. As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. Amortization of deferred policy acquisition costs is summarized as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$65,513	$55,930
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(58,350)	(11,469)
Net realized gains (losses) on investments and net OTTI losses recognized in operations and changes in litigation liabilities	31	1,769
Amortization of deferred policy acquisition costs after gross profit adjustments	$7,194	$46,230
Other operating costs and expenses decreased 2% to $19.1 million in the first quarter of 2014 compared to $19.5 million for the same period in 2013. The decrease for the three month period ended March 31, 2014 was primarily due a decrease in an estimated litigation liability of $2.3 million (see Note 7 to our unaudited consolidated financial statements). This decrease was offset by increases in salaries and benefits and increased risk charges related to a financing reinsurance agreement.
Income tax expense (benefit) decreased to $(4.9) million in the first quarter of 2014 compared to $13.5 million for the same period in 2013. The change in income tax expense (benefit) was primarily due to changes in income (loss) before income taxes. Income tax expense (benefit) and the resulting effective tax rate are based upon two components of income (loss) before income taxes (benefits) ("pretax income") that are taxed at different tax rates. Life insurance income is generally taxed at an effective rate of approximately 35.4% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income (loss) for the parent company and other non-life insurance subsidiaries is generally taxed at an effective tax rate of 41.5% reflecting the combined federal / state income tax rates. The effective tax rates resulting from the combination of the income tax provisions for the life / non-life sources of income (loss) vary from period to period based primarily on the relative size of pretax income (loss) from the two sources. The effective tax rate for the three months ended March 31, 2014 and 2013 was 33.3% and 34.1%, respectively. The lower effective tax rate for the three months ended March 31, 2014 was due to increases in sources of net investment income that are exempt from federal income tax.
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

The composition of our investment portfolio is summarized as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$43,300	0.1%	$42,925	0.2%
United States Government sponsored agencies	1,299,454	4.1%	1,194,289	3.9%
United States municipalities, states and territories	3,437,313	10.7%	3,306,743	10.9%
Foreign government obligations	144,023	0.4%	91,557	0.3%
Corporate securities	18,517,485	57.9%	17,309,292	57.1%
Residential mortgage backed securities	1,928,555	6.0%	1,971,960	6.5%
Commercial mortgage backed securities	1,976,589	6.2%	1,735,460	5.7%
Other asset backed securities	1,045,052	3.3%	1,034,476	3.4%
Total fixed maturity securities	28,391,771	88.7%	26,686,702	88.0%
Equity securities	7,767	—%	7,778	—%
Mortgage loans on real estate	2,584,583	8.1%	2,581,082	8.5%
Derivative instruments	790,396	2.5%	856,050	2.8%
Other investments	213,706	0.7%	215,042	0.7%
	$31,988,223	100.0%	$30,346,654	100.0%
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are in investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities. We have also built a portfolio of residential mortgage backed securities ("RMBS") that provide our investment portfolio a source of regular cash flow and higher yielding assets than our agency securities. In addition, we have acquired a portfolio of taxable bonds issued by municipalities, states and territories of the United States that provide us with attractive yields while being consistent with our credit risk parameters. Beginning in 2012, we have increased our position in other asset backed securities as well as establishing a position in commercial mortgage backed securities (“CMBS”).
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	March 31, 2014		December 31, 2013
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$17,363,658	61.2%	$16,122,487	60.4%
Baa	9,632,099	33.9%	9,147,584	34.3%
Total investment grade	26,995,757	95.1%	25,270,071	94.7%
Ba	493,445	1.7%	477,477	1.8%
B	130,440	0.5%	128,488	0.5%
Caa and lower	580,719	2.0%	617,900	2.3%
In or near default	191,410	0.7%	192,766	0.7%
Total below investment grade	1,396,014	4.9%	1,416,631	5.3%
	$28,391,771	100.0%	$26,686,702	100.0%

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
The use of this process by the SVO may result in certain non-agency RMBS and CMBS being assigned a NAIC designation that is higher than the equivalent NRSRO rating. The NAIC designations for non-agency RMBS and CMBS are based on security level expected losses as modeled by an independent third party (engaged by the NAIC) and the statutory carrying value of the security, including any purchase discounts or impairment charges previously recognized. Evaluation of non-agency RMBS and CMBS held by insurers using the revised NAIC rating methodologies is performed on an annual basis.
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
A summary of our fixed maturity securities by NAIC designation is as follows:

	March 31, 2014				December 31, 2013
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$16,990,834	$17,755,174	$17,755,174	62.6%	$16,394,654	$16,531,250	$16,531,250	62.0%
2	9,755,720	10,059,679	10,059,679	35.4%	9,630,251	9,598,399	9,598,399	36.0%
3	519,452	505,434	516,812	1.8%	502,822	474,165	489,579	1.8%
4	64,256	58,988	58,988	0.2%	74,493	66,078	66,078	0.2%
5	—	—	—	—%	—	—	—	—%
6	1,661	1,118	1,118	—%	1,765	1,395	1,396	—%
	$27,331,923	$28,380,393	$28,391,771	100.0%	$26,603,985	$26,671,287	$26,686,702	100.0%

A summary of our RMBS by collateral type and split by NAIC designation, as well as a separate summary of securities for which we have recognized OTTI and those which we have not yet recognized any OTTI is as follows as of March 31, 2014:

Collateral Type	Principal Amount	Amortized Cost	Fair Value
	(Dollars in thousands)
OTTI has not been recognized
Government agency	$740,739	$680,210	$712,171
Prime	493,044	466,940	496,855
Alt-A	30,286	30,612	30,757
	$1,264,069	$1,177,762	$1,239,783
OTTI has been recognized
Prime	$443,620	$382,950	$395,341
Alt-A	344,556	270,449	293,431
	$788,176	$653,399	$688,772
Total by collateral type
Government agency	$740,739	$680,210	$712,171
Prime	936,664	849,890	892,196
Alt-A	374,842	301,061	324,188
	$2,052,245	$1,831,161	$1,928,555
Total by NAIC designation
1	$1,926,031	$1,715,122	$1,810,443
2	81,762	76,931	78,690
3	42,101	37,448	38,342
6	2,351	1,660	1,080
	$2,052,245	$1,831,161	$1,928,555
The amortized cost and fair value of fixed maturity securities at March 31, 2014, by contractual maturity, are presented in Note 3 to our unaudited consolidated financial statements in this form 10-Q, which is incorporated by reference in this Item 2.
Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
		(Dollars in thousands)
March 31, 2014
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$34,596	$(1,210)	$33,386
United States Government sponsored agencies	13	1,027,045	(67,248)	959,797
United States municipalities, states and territories	82	303,249	(14,671)	288,578
Foreign government obligations	4	79,743	(2,472)	77,271
Corporate securities:
Finance, insurance and real estate	76	1,316,497	(50,347)	1,266,150
Manufacturing, construction and mining	154	2,490,366	(91,358)	2,399,008
Utilities and related sectors	89	1,085,493	(50,174)	1,035,319
Wholesale/retail trade	22	230,322	(12,126)	218,196
Services, media and other	48	688,119	(24,408)	663,711
Residential mortgage backed securities	56	409,292	(22,712)	386,580
Commercial mortgage backed securities	90	1,240,820	(44,507)	1,196,313
Other asset backed securities	26	382,074	(18,235)	363,839
	664	$9,287,616	$(399,468)	$8,888,148
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,298	$(11,378)	$64,920

December 31, 2013
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$35,263	$(2,294)	$32,969
United States Government sponsored agencies	27	1,280,991	(121,362)	1,159,629
United States municipalities, states and territories	151	653,130	(39,074)	614,056
Foreign government obligations	3	29,760	(3,462)	26,298
Corporate securities:
Finance, insurance and real estate	124	1,949,182	(105,299)	1,843,883
Manufacturing, construction and mining	249	3,671,716	(207,333)	3,464,383
Utilities and related sectors	167	2,027,723	(114,305)	1,913,418
Wholesale/retail trade	38	473,275	(27,181)	446,094
Services, media and other	74	1,003,852	(61,911)	941,941
Residential mortgage backed securities	52	384,521	(43,183)	341,338
Commercial mortgage backed securities	123	1,591,057	(89,815)	1,501,242
Other asset backed securities	34	479,153	(30,763)	448,390
	1,046	$13,579,623	$(845,982)	$12,733,641
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,255	$(15,415)	$60,840
Unrealized losses decreased $450.6 million from $861.4 million at December 31, 2013 to $410.8 million at March 31, 2014. The decrease in unrealized losses was primarily due to a decrease in market interest rates during the three months ended March 31, 2014.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
March 31, 2014
1	$5,397,431	60.2%	$(242,791)	59.1%
2	3,300,388	36.8%	(139,374)	33.9%
3	215,708	2.4%	(21,942)	5.3%
4	49,839	0.6%	(6,159)	1.5%
5	—	—%	—	—%
6	1,080	—%	(580)	0.2%
	$8,964,446	100.0%	$(410,846)	100.0%
December 31, 2013
1	$7,214,149	56.3%	$(511,245)	59.3%
2	5,278,699	41.2%	(306,659)	35.6%
3	258,516	2.0%	(34,036)	4.0%
4	57,156	0.5%	(9,068)	1.1%
5	—	—%	—	—%
6	1,376	—%	(389)	—%
	$12,809,896	100.0%	$(861,397)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 665 and 1,047 securities, respectively) have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013, along with a description of the factors causing the unrealized losses is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in the Item 2.

The amortized cost and fair value of fixed maturity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher are considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
March 31, 2014
Fixed maturity securities:
Investment grade:
Less than six months	50	$793,858	$785,578	$(8,280)
Six months or more and less than twelve months	547	7,910,765	7,556,477	(354,288)
Twelve months or greater	18	299,892	281,031	(18,861)
Total investment grade	615	9,004,515	8,623,086	(381,429)
Below investment grade:
Less than six months	26	133,675	131,185	(2,490)
Six months or more and less than twelve months	21	147,766	132,796	(14,970)
Twelve months or greater	3	77,958	66,001	(11,957)
Total below investment grade	50	359,399	329,982	(29,417)
	665	$9,363,914	$8,953,068	$(410,846)

December 31, 2013
Fixed maturity securities:
Investment grade:
Less than six months	329	$3,700,588	$3,627,962	$(72,626)
Six months or more and less than twelve months	630	8,499,453	7,842,391	(657,062)
Twelve months or greater	43	1,102,199	1,011,904	(90,295)
Total investment grade	1,002	13,302,240	12,482,257	(819,983)
Below investment grade:
Less than six months	19	101,690	99,509	(2,181)
Six months or more and less than twelve months	11	76,214	66,136	(10,078)
Twelve months or greater	15	175,734	146,579	(29,155)
Total below investment grade	45	353,638	312,224	(41,414)
	1,047	$13,655,878	$12,794,481	$(861,397)

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
March 31, 2014
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	1	20,000	15,055	(4,945)
Total investment grade	1	20,000	15,055	(4,945)
Below investment grade:
Less than six months	—	—	—	—
Six months or more and less than twelve months	3	24,985	17,856	(7,129)
Twelve months or greater	2	1,660	1,080	(580)
Total below investment grade	5	26,645	18,936	(7,709)
	6	$46,645	$33,991	$(12,654)

December 31, 2013
Investment grade:
Less than six months	2	$14,516	$11,368	$(3,148)
Six months or more and less than twelve months	1	4,465	3,419	(1,046)
Twelve months or greater	1	20,000	14,513	(5,487)
Total investment grade	4	38,981	29,300	(9,681)
Below investment grade:
Less than six months	1	25,043	18,813	(6,230)
Six months or more and less than twelve months	4	101,244	77,350	(23,894)
Twelve months or greater	2	1,765	1,376	(389)
Total below investment grade	7	128,052	97,539	(30,513)
	11	$167,033	$126,839	$(40,194)

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
March 31, 2014
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	11,678	11,631	—	—
Due after five years through ten years	3,934,857	3,803,181	—	—
Due after ten years through twenty years	2,233,339	2,106,260	—	—
Due after twenty years	1,075,556	1,020,344	76,298	64,920
	7,255,430	6,941,416	76,298	64,920
Residential mortgage backed securities	409,292	386,580	—	—
Commercial mortgage backed securities	1,240,820	1,196,313	—	—
Other asset backed securities	382,074	363,839	—	—
	$9,287,616	$8,888,148	$76,298	$64,920

December 31, 2013
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	7,227	7,213	—	—
Due after five years through ten years	5,328,034	5,055,734	—	—
Due after ten years through twenty years	3,337,145	3,086,150	—	—
Due after twenty years	2,452,486	2,293,574	76,255	60,840
	11,124,892	10,442,671	76,255	60,840
Residential mortgage backed securities	384,521	341,338	—	—
Commercial mortgage backed securities	1,591,057	1,501,242	—	—
Other asset backed securities	479,153	448,390	—	—
	$13,579,623	$12,733,641	$76,255	$60,840
International Exposure
We hold fixed maturity securities with international exposure. As of March 31, 2014, 16% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. All of these securities are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2), except for sixteen securities with a total fair value of $86.7 million which have a NAIC 3 designation and one security with a fair value of $20.5 million which has a NAIC 4 designation. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	March 31, 2014
	Amortized Cost	Carrying Amount/Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$243,567	$256,900	0.9%
Asia/Pacific	248,094	248,644	0.9%
Non-GIIPS Europe	2,043,283	2,093,931	7.4%
Latin America	194,686	193,341	0.7%
Non-U.S. North America	873,922	902,441	3.2%
Australia & New Zealand	409,164	414,201	1.4%
Other	386,864	409,352	1.4%
	$4,399,580	$4,518,810	15.9%

(1)
Greece, Ireland, Italy, Portugal and Spain continue to cause credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. All of our exposure in GIIPS are corporate securities with issuers domiciled in these countries. None of our foreign government obligations were held in any of these countries.

Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our RMBS as we monitor all of our RMBS on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At March 31, 2014, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Investment grade
Corporate fixed maturity securities:
Finance	1	$20,000	$(4,945)	$15,055	31	29

Below investment grade
Corporate fixed maturity securities:
Industrial	4	49,459	(6,399)	43,060	17 - 43	0 - 10
Industrial	1	9,341	501	9,842
	5	58,800	(5,898)	52,902
	6	$78,800	(10,843)	$67,957
Four of the securities, including the investment grade security, on the watch list have Eurozone exposure that has contributed to their depressed fair values. Our analysis of all of the securities on the watch list that we have determined are temporarily impaired and their credit performance at March 31, 2014 is as follows:
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
Other Than Temporary Impairments
We have a policy and process in place to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2013. We recognized other than temporary impairments and additional credit losses on a number of securities for which we have previously recognized OTTI. A summary of OTTI is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Several factors led us to believe that full recovery of amortized cost will not be expected. A discussion of these factors and our policy and process in place to identify securities that could potentially have impairment that is other than temporary is in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts net of valuation allowances. At March 31, 2014 and December 31, 2013 the largest principal amount outstanding for any single mortgage loan was $14.5 million and $14.6 million, respectively, and the average loan size was $2.5 million as of both March 31, 2014 and December 31, 2013. respectively. We have the contractual ability to pursue full personal recourse on 8.4% of the loans and partial personal recourse on 24.3% of the loans. In addition, the average loan to value ratio for the overall portfolio was 54.2% and 54.3% at March 31, 2014 and December 31, 2013, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a current appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 - Mortgage Loans on Real Estate in our unaudited consolidated financial statements.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At March 31, 2014, we had commitments to fund commercial mortgage loans totaling $54.3 million, with fixed interest rates ranging from 4.50% to 5.09%. During 2014 and 2013, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the three months ended March 31, 2014, we received $59.0 million in cash for loans being paid in full compared to $105.2 million for the three months ended March 31, 2013. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
See Note 4 to our unaudited consolidated financial statements for a presentation of our specific and general loan loss allowances, impaired loans, foreclosure activity and troubled debt restructure analysis.
We increased the specific allowance for loan losses by $0.6 million on one mortgage loan with outstanding principal due totaling $2.1 million during the three months ended March 31, 2014. We increased the specific allowance for loan losses by $1.1 million on one mortgage loan with outstanding principal due totaling $3.5 million during the same period in 2013.
We have a process by which we evaluate the credit quality of each of our commercial mortgage loans. This process utilizes each loan's debt service coverage ratio as a primary metric. A summary of our portfolio by debt service coverage ratio follows:

	March 31, 2014		December 31, 2013
	Principal Outstanding	Percent of Total Principal Outstanding	Principal Outstanding	Percent of Total Principal Outstanding
	(Dollars in thousands)
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$1,597,874	61.2%	$1,572,241	60.3%
Greater than or equal to 1.2 and less than 1.5	596,440	22.9%	595,786	22.9%
Greater than or equal to 1.0 and less than 1.2	200,951	7.7%	209,717	8.0%
Less than 1.0	215,115	8.2%	229,954	8.8%
	$2,610,380	100.0%	$2,607,698	100.0%
At March 31, 2014, we have five mortgage loans that are in the process of being satisfied by our taking ownership of the real estate serving as collateral on the loan. These loans have a total outstanding principal balance of $11.2 million and we have recorded specific loan loss allowances totaling $2.1 million, of which $0.6 million was recognized during the three months ended March 31, 2014. We also have two commercial mortgage loans at March 31, 2014 with an outstanding principal balance of $8.0 million that have been given "workout" terms which generally allow for interest only payments or the capitalization of interest for a specified period of time. We have recorded a specific loan loss allowance on one of these loans (principal balance of $2.2 million) of $0.5 million, all of which was recognized prior to 2014. At March 31, 2014, we had no commercial mortgage loans that were delinquent (60 days or more past due at the reporting date). The total outstanding principal balance of these seven loans is $19.2 million, which represents less than 1% of our total mortgage loan portfolio.

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

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Mortgage loans with allowances	$42,986	$47,018
Mortgage loans with no allowance for losses	4,353	3,264
Allowance for probable loan losses	(16,462)	(16,847)
Net carrying value of impaired mortgage loans	$30,877	$33,435
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
Liquidity and Capital Resources
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $437.8 million for the three months ended March 31, 2014 compared to $518.4 million for the three months ended March 31, 2013, with the decrease primarily attributable to a $6.9 million decrease in net annuity deposits after coinsurance and a $73.7 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans.
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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2014, up to $195.0 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $986.2 million of statutory earned surplus at March 31, 2014.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of March 31, 2014, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to meet this rating objective. However, this capital may not be sufficient if significant future losses are incurred or A.M. Best modifies its rating criteria and access to additional capital could be limited.

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
Cash and cash equivalents of the parent holding company at March 31, 2014, was $198.2 million, which includes approximately $151 million in remaining net proceeds from the $400 million senior unsecured notes issue described below. In addition, we have a $140 million line of credit, with no borrowings outstanding, available through November 2017 for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.
On July 17, 2013, we issued $400 million aggregate principal amount of senior unsecured notes due 2021 which bear interest at 6.625% per year and will mature on July 15, 2021. We used $15 million of the net proceeds from the issuance to repay the entire amount outstanding under our revolving credit facility and, $223 million of the net proceeds to pay a portion of the cash consideration component of the convertible note exchange offers discussed in Note 6 to our unaudited consolidated financial statements and Note 9 to our audited consolidated financial statements of our of our 2013 Annual Report on Form 10-K. We intend to use $151 million of remaining net proceeds from the notes issuance to tender for, redeem or repurchase the $129 million aggregate principal amount of convertible notes that were outstanding at March 31, 2014. In fact, since March 31, 2014, we have used $31 million of these remaining net proceeds to extinguish $34 million principal amount of the convertible notes. The form and timing of any additional such activity will be dependent upon market conditions and other factors and there can be no assurance that any such transactions can be completed prior to the December 2014 call date for the 2029 notes or the September 2015 maturity date for the 2015 notes.
New Accounting Pronouncements
See Note 1 to our unaudited consolidated financial statements, which is incorporated by reference in this Item 2, for new accounting pronouncement disclosures that supplements the disclosure in Note 1 to the audited consolidated financial statements of our 2013 Annual Report on Form 10-K.
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
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at March 31, 2014, of which $85.5 million has been swapped to a fixed rate and $79.0 million has been capped for a term of seven years beginning March or July 2014 (see Note 5 to our unaudited consolidated financial statements). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
A major component of our interest rate risk management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities. We use models to simulate cash flows expected from our existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in fair value of our interest rate-sensitive financial instruments to evaluate the adequacy of expected cash flows from our assets to meet the expected cash requirements of our liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. The "duration" of a security is the time weighted present value of the security's expected cash flows and is used to measure a security's sensitivity to changes in interest rates. When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in value of assets should be largely offset by a change in the value of liabilities.

If interest rates were to increase 10% (36 basis points) from levels at March 31, 2014, we estimate that the fair value of our fixed maturity securities would decrease by approximately $936.4 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $235.8 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2013.
At March 31, 2014, 31% of our fixed income securities have call features of which, 0.5% ($0.1 billion) were subject to call redemption. Another 5% ($1.2 billion) will become subject to call redemption during the next twelve months. Of the $1.2 billion subject to call redemption during the next twelve months, $0.5 billion of U.S. Government agency securities were called during April 2014. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At March 31, 2014, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.
We purchase call options on the applicable indices to fund the annual index credits on our fixed index annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for fixed index products. For the three months ended March 31, 2014 and 2013, the annual index credits to policyholders on their anniversaries were $230.4 million and $135.3 million, respectively. Proceeds received at expiration of these options related to such credits were $228.0 million and $135.2 million for the three months ended March 31, 2014 and 2013, respectively.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2014 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 7 - Commitments and Contingencies to the unaudited consolidated financial statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosures that supplements the disclosure in Note 13 - Commitments and Contingencies to the audited consolidated financial statements of our 2013 Annual Report on Form 10-K.
Item 1A. Risk Factors
Our 2013 Annual Report on Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the three months ended March 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no issuer purchases of equity securities for the quarter ended March 31, 2014.

Item 6. Exhibits

Exhibit No.	Description	Method of Filing
12.1	Ratio of Earnings to Fixed Charges	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
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

Date: May 7, 2014	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

	By:	/s/ John M. Matovina
John M. Matovina, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Scott A. Samuelson
Scott A. Samuelson, Vice President - Controller
(Principal Accounting Officer)