Form 10-Q
period 2014-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2014-08-08
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
As of July 31, 2014, there were 74,798,714 shares of the registrant's common stock, $1 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2014 - $27,540,945; 2013 - $26,527,730)	$29,317,572	$26,610,447
Held for investment, at amortized cost (fair value: 2014 - $66,571; 2013 - $60,840)	76,342	76,255
Equity securities, available for sale, at fair value (cost: 2014 - $7,506; 2013 - $7,503)	7,762	7,778
Mortgage loans on real estate	2,543,810	2,581,082
Derivative instruments	905,688	856,050
Other investments	221,459	215,042
Total investments	33,072,633	30,346,654

Cash and cash equivalents	1,464,533	897,529
Coinsurance deposits	3,085,340	2,999,618
Accrued investment income	304,041	301,641
Deferred policy acquisition costs	2,040,084	2,426,652
Deferred sales inducements	1,578,621	1,875,880
Deferred income taxes	73,564	301,856
Income taxes recoverable	26,934	—
Other assets	357,946	471,669
Total assets	$42,003,696	$39,621,499

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$37,876,044	$35,789,655
Other policy funds and contract claims	391,979	418,033
Notes payable	474,361	549,958
Subordinated debentures	246,145	246,050
Income taxes payable	—	10,153
Other liabilities	1,101,357	1,222,963
Total liabilities	40,089,886	38,236,812

Stockholders' equity:
Preferred stock, par value $1 per share, 2,000,000 shares authorized, 2014 and 2013 - no shares issued and outstanding	—	—
Common stock, par value $1 per share, 200,000,000 shares authorized; issued and outstanding: 2014 - 74,088,743 shares (excluding 4,527,167 treasury shares); 2013 - 70,535,404 shares (excluding 4,876,735 treasury shares)	74,089	70,535
Additional paid-in capital	538,472	550,400
Unallocated common stock held by ESOP; 2013 - 58,618 shares	—	(631)
Accumulated other comprehensive income	556,071	46,196
Retained earnings	745,178	718,187
Total stockholders' equity	1,913,810	1,384,687
Total liabilities and stockholders' equity	$42,003,696	$39,621,499
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Premiums and other considerations	$9,123	$11,551	$16,454	$24,635
Annuity product charges	29,247	23,511	54,519	44,992
Net investment income	370,882	336,143	740,887	665,833
Change in fair value of derivatives	270,883	64,040	319,376	438,002
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	(2,230)	15,689	(2,944)	26,274
OTTI losses on investments:
Total OTTI losses	—	(2,775)	—	(4,964)
Portion of OTTI losses recognized from other comprehensive income	(594)	—	(1,499)	(1,048)
Net OTTI losses recognized in operations	(594)	(2,775)	(1,499)	(6,012)
Loss on extinguishment of debt	(6,574)	(589)	(10,551)	(589)
Total revenues	670,737	447,570	1,116,242	1,193,135

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	10,987	13,768	21,082	28,528
Interest sensitive and index product benefits	367,774	333,001	684,966	556,171
Amortization of deferred sales inducements	55,349	120,536	56,015	149,367
Change in fair value of embedded derivatives	80,935	(408,409)	173,554	(45,137)
Interest expense on notes payable	9,121	6,780	19,385	14,028
Interest expense on subordinated debentures	3,024	3,018	6,032	6,027
Amortization of deferred policy acquisition costs	67,084	169,270	74,278	215,500
Other operating costs and expenses	20,887	24,851	39,972	44,371
Total benefits and expenses	615,161	262,815	1,075,284	968,855
Income before income taxes	55,576	184,755	40,958	224,280
Income tax expense	18,832	64,642	13,967	78,136
Net income	$36,744	$120,113	$26,991	$146,144

Earnings per common share	$0.49	$1.87	$0.37	$2.29
Earnings per common share - assuming dilution	$0.46	$1.71	$0.34	$2.09
Weighted average common shares outstanding (in thousands):
Earnings per common share	74,461	64,254	73,495	63,787
Earnings per common share - assuming dilution	79,518	70,382	79,583	69,882
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$36,744	$120,113	$26,991	$146,144
Other comprehensive income (loss):
Change in net unrealized investment gains/losses (1)	343,316	(634,688)	784,004	(669,871)
Noncredit component of OTTI losses (1)	286	—	694	347
Reclassification of unrealized investment gains/losses to net income (1)	454	(7,439)	(276)	(11,286)
Other comprehensive income (loss) before income tax	344,056	(642,127)	784,422	(680,810)
Income tax effect related to other comprehensive income (loss)	(120,420)	224,744	(274,547)	238,283
Other comprehensive income (loss)	223,636	(417,383)	509,875	(442,527)
Comprehensive income (loss)	$260,380	$(297,270)	$536,866	$(296,383)

(1)	Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2013	$70,535	$550,400	$(631)	$46,196	$718,187	$1,384,687
Net income for period	—	—	—	—	26,991	26,991
Other comprehensive income	—	—	—	509,875	—	509,875
Allocation of 58,618 shares of common stock by ESOP, including excess income tax benefits	—	721	631	—	—	1,352
Share-based compensation, including excess income tax benefits	—	3,607	—	—	—	3,607
Issuance of 1,109,882 shares of common stock under compensation plans, including excess income tax benefits	1,110	7,720	—	—	—	8,830
Extinguishment of convertible senior notes, net of tax, including 2,443,457 shares of common stock issued upon conversion	2,444	6,479	—	—	—	8,923
Warrants settled in cash	—	(30,455)	—	—	—	(30,455)
Balance at June 30, 2014	$74,089	$538,472	$—	$556,071	$745,178	$1,913,810

Balance at December 31, 2012	$61,751	$496,715	$(2,583)	$686,807	$477,547	$1,720,237
Net income for period	—	—	—	—	146,144	146,144
Other comprehensive loss	—	—	—	(442,527)	—	(442,527)
Allocation of 53,314 shares of common stock by ESOP, including excess income tax benefits	—	134	574	—	—	708
Share-based compensation, including excess income tax benefits	—	3,193	—	—	—	3,193
Issuance of 1,533,603 shares of common stock under compensation plans, including excess income tax benefits	1,533	11,024	—	—	—	12,557
Extinguishment of convertible senior notes, net of tax, including 216,729 shares of common stock issued upon conversion	217	1,547	—	—	—	1,764
Balance at June 30, 2013	$63,501	$512,613	$(2,009)	$244,280	$623,691	$1,442,076
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$26,991	$146,144
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	684,966	556,171
Amortization of deferred sales inducements	56,015	149,367
Annuity product charges	(54,519)	(44,992)
Change in fair value of embedded derivatives	173,554	(45,137)
Change in traditional life and accident and health insurance reserves	1,323	9,487
Policy acquisition costs deferred	(199,978)	(205,519)
Amortization of deferred policy acquisition costs	74,278	215,500
Provision for depreciation and other amortization	5,398	9,356
Amortization of discounts and premiums on investments	(2,424)	9,546
Realized gains/losses on investments and net OTTI losses recognized in operations	4,443	(20,262)
Change in fair value of derivatives	(319,853)	(438,002)
Deferred income taxes	(42,918)	38,781
Loss on extinguishment of debt	10,551	589
Share-based compensation	620	3,011
Change in accrued investment income	(2,400)	(25,859)
Change in income taxes recoverable/payable	(37,087)	(8,483)
Change in other assets	(80)	(296)
Change in other policy funds and contract claims	(30,857)	(20,425)
Change in collateral held for derivatives	81,341	164,269
Change in other liabilities	(32,286)	475
Other	(1,697)	(2,457)
Net cash provided by operating activities	395,381	491,264

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	939,430	2,292,959
Equity securities - available for sale	—	44,829
Mortgage loans on real estate	217,785	266,539
Derivative instruments	532,867	409,050
Other investments	13,245	11,737
Acquisition of investments:
Fixed maturity securities - available for sale	(1,993,092)	(4,962,314)
Mortgage loans on real estate	(193,731)	(228,735)
Derivative instruments	(227,024)	(190,997)
Other investments	(5,598)	(19,594)
Purchases of property, furniture and equipment	(622)	(288)
Net cash used in investing activities	(716,740)	(2,376,814)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$1,950,707	$2,033,484
Coinsurance deposits	14,113	15,960
Return of annuity policyholder account balances	(944,679)	(829,047)
Financing fees incurred and deferred	(100)	(1,153)
Proceeds from notes payable	—	15,000
Repayment of notes payable	(119,677)	(28,243)
Net proceeds from settlement of notes hedges and warrants	10,401	—
Proceeds from amounts due under repurchase agreements	—	160,436
Excess tax benefits realized from share-based compensation plans	3,776	380
Proceeds from issuance of common stock	8,041	12,284
Change in checks in excess of cash balance	(34,219)	(15,207)
Net cash provided by financing activities	888,363	1,363,894
Increase (decrease) in cash and cash equivalents	567,004	(521,656)
Cash and cash equivalents at beginning of period	897,529	1,268,545
Cash and cash equivalents at end of period	$1,464,533	$746,889

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$22,097	$12,595
Income taxes	68,423	47,700
Non-cash operating activity:
Deferral of sales inducements	155,957	164,931
Non-cash investing activity:
Real estate acquired in satisfaction of mortgage loans	10,007	844
Non-cash financing activities:
Common stock issued in extinguishment of debt	56,292	3,367
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company (“we”, “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.
As previously reported in the notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, we identified certain classification errors related to the presentation of premiums and other considerations, insurance policy benefits and change in future policy benefits and interest sensitive and index product benefits related to life contingent immediate annuities in our audited consolidated statements of operations. Consistent with that presentation, we have revised the unaudited consolidated statements of operations for the three and six months ended June 30, 2013. The changes resulted in increases to premiums and other considerations of $8.6 million and $19.0 million and insurance policy benefits and change in future policy benefits of $11.6 million and $24.7 million, as well as decreases to interest sensitive and index product benefits of $3.0 million and $5.7 million for the three and six months ended June 30, 2013, respectively. These changes had no impact on the consolidated balance sheets, net income or stockholders' equity.
Reclassifications have been made to prior period unaudited consolidated financial statements to conform to the June 30, 2014 presentation.
Adopted Accounting Pronouncements
There were no accounting pronouncements that were adopted during the current period.
New Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") that requires that a performance target in a share based payment arrangement that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This ASU will be effective for us on January 1, 2016, and early adoption is permitted, but it is not expected to have a material impact on our consolidated financial statements.

2. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$29,317,572	$29,317,572	$26,610,447	$26,610,447
Held for investment	76,342	66,571	76,255	60,840
Equity securities, available for sale	7,762	7,762	7,778	7,778
Mortgage loans on real estate	2,543,810	2,596,588	2,581,082	2,615,410
Derivative instruments	905,688	905,688	856,050	856,050
Other investments	196,853	198,293	192,198	193,343
Cash and cash equivalents	1,464,533	1,464,533	897,529	897,529
Coinsurance deposits	3,085,340	2,722,024	2,999,618	2,669,432
Interest rate caps	3,788	3,788	6,103	6,103
Interest rate swap	—	—	712	712
2015 notes hedges	45,884	45,884	107,041	107,041
Counterparty collateral	261,266	261,266	315,824	315,824

Liabilities
Policy benefit reserves	37,538,232	31,279,983	35,453,166	29,670,827
Single premium immediate annuity (SPIA) benefit reserves	391,651	404,561	417,625	430,835
Notes payable	474,361	564,118	549,958	699,435
Subordinated debentures	246,145	240,767	246,050	234,959
2015 notes embedded conversion derivative	45,884	45,884	107,041	107,041
Interest rate swap	1,983	1,983	—	—
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

Our assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2014
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$38,483	$4,074	$34,409	$—
United States Government sponsored agencies	1,185,341	—	1,185,341	—
United States municipalities, states and territories	3,506,198	—	3,506,198	—
Foreign government obligations	192,963	—	192,963	—
Corporate securities	19,187,375	27	19,187,348	—
Residential mortgage backed securities	1,870,565	—	1,869,897	668
Commercial mortgage backed securities	2,296,096	—	2,296,096	—
Other asset backed securities	1,040,551	—	1,040,551	—
Equity securities, available for sale: finance, insurance and real estate	7,762	—	7,762	—
Derivative instruments	905,688	—	905,688	—
Cash and cash equivalents	1,464,533	1,464,533	—	—
Interest rate caps	3,788	—	3,788	—
2015 notes hedges	45,884	—	45,884	—
Counterparty collateral	261,266	—	261,266	—
	$32,006,493	$1,468,634	$30,537,191	$668
Liabilities
2015 notes embedded conversion derivative	$45,884	$—	$45,884	$—
Interest rate swap	1,983	—	1,983	—
Fixed index annuities - embedded derivatives	5,119,823	—	—	5,119,823
	$5,167,690	$—	$47,867	$5,119,823

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of June 30, 2014 and December 31, 2013.
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
Interest rate caps and swap
The fair values of our pay fixed/receive variable interest rate swap and our interest rate caps are obtained from third parties and are determined by discounting expected future cash flows using projected LIBOR rates for the term of the caps and swap.
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

The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Available for sale securities
Beginning balance	$1,080	$1,724	$1,376	$1,812
Principal returned	(114)	(193)	(192)	(561)
Amortization of premium/accretion of discount	(138)	5	(165)	134
Total gains (losses) (realized/unrealized):
Included in other comprehensive income (loss)	45	5	(146)	156
Included in operations	(205)	—	(205)	—
Ending balance	$668	$1,541	$668	$1,541
The Level 3 assets included in the table above are not material to our financial position, results of operations or cash flows, and it is management's opinion that the sensitivity of the inputs used in determining the fair value of these assets is not material as well.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$4,755,913	$3,848,902	$4,406,163	$3,337,556
Premiums less benefits	425,776	425,671	797,729	672,393
Change in fair value, net	(61,866)	(527,521)	(84,069)	(262,897)
Ending balance	$5,119,823	$3,747,052	$5,119,823	$3,747,052
Change in fair value, net for each period in our embedded derivatives are included in change in fair value of embedded derivatives in the unaudited consolidated statements of operations.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at June 30, 2014, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $350.0 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $209.2 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $391.7 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $230.4 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

3. Investments
At June 30, 2014 and December 31, 2013, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2014
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$38,590	$310	$(417)	$38,483
United States Government sponsored agencies	1,199,787	21,181	(35,627)	1,185,341
United States municipalities, states and territories	3,188,026	324,759	(6,587)	3,506,198
Foreign government obligations	181,120	13,335	(1,492)	192,963
Corporate securities	17,916,567	1,371,622	(100,814)	19,187,375
Residential mortgage backed securities	1,747,233	137,213	(13,881)	1,870,565
Commercial mortgage backed securities	2,249,396	56,897	(10,197)	2,296,096
Other asset backed securities	1,020,226	34,045	(13,720)	1,040,551
	$27,540,945	$1,959,362	$(182,735)	$29,317,572
Held for investment:
Corporate security	$76,342	$—	$(9,771)	$66,571

Equity securities, available for sale:
Finance, insurance, and real estate	$7,506	$256	$—	$7,762

December 31, 2013
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$44,852	$367	$(2,294)	$42,925
United States Government sponsored agencies	1,313,776	1,875	(121,362)	1,194,289
United States municipalities, states and territories	3,181,032	164,785	(39,074)	3,306,743
Foreign government obligations	86,112	8,907	(3,462)	91,557
Corporate securities	17,142,118	606,948	(516,029)	17,233,037
Residential mortgage backed securities	1,895,913	119,230	(43,183)	1,971,960
Commercial mortgage backed securities	1,821,988	3,287	(89,815)	1,735,460
Other asset backed securities	1,041,939	23,300	(30,763)	1,034,476
	$26,527,730	$928,699	$(845,982)	$26,610,447
Held for investment:
Corporate security	$76,255	$—	$(15,415)	$60,840

Equity securities, available for sale:
Finance, insurance, and real estate	$7,503	$275	$—	$7,778
At June 30, 2014, 31% of our fixed income securities have call features, of which 0.5% ($0.1 billion) were subject to call redemption and another 4% ($1.0 billion) will become subject to call redemption during the next twelve months. $0.5 billion of U.S. Government sponsored agency securities were called during April 2014.

The amortized cost and fair value of fixed maturity securities at June 30, 2014, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$54,110	$55,291	$—	$—
Due after one year through five years	1,126,677	1,283,155	—	—
Due after five years through ten years	8,235,605	8,498,193	—	—
Due after ten years through twenty years	6,561,087	6,996,599	—	—
Due after twenty years	6,546,611	7,277,122	76,342	66,571
	22,524,090	24,110,360	76,342	66,571
Residential mortgage backed securities	1,747,233	1,870,565	—	—
Commercial mortgage backed securities	2,249,396	2,296,096	—	—
Other asset backed securities	1,020,226	1,040,551	—	—
	$27,540,945	$29,317,572	$76,342	$66,571
Net unrealized gains on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities and equity securities	$1,776,883	$82,992
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(956,057)	(46,588)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense	(287,289)	(12,742)
Net unrealized gains reported as accumulated other comprehensive income	$556,071	$46,196
The National Association of Insurance Commissioners (“NAIC”) assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations (“NRSRO’s”). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered “investment grade” while NAIC Class 3 through 6 designations are considered “non-investment grade.” Based on the NAIC designations, we had 98% of our fixed maturity portfolio rated investment grade at June 30, 2014 and December 31, 2013.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	June 30, 2014		December 31, 2013
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$17,311,646	$18,519,001	$16,394,654	$16,531,250
2	9,739,539	10,305,239	9,630,251	9,598,399
3	497,545	493,350	502,822	474,165
4	67,353	65,857	74,493	66,078
5	—	—	—	—
6	1,204	696	1,765	1,395
	$27,617,287	$29,384,143	$26,603,985	$26,671,287

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 450 and 1,047 securities, respectively) have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2014
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$—	$—	$33,569	$(417)	$33,569	$(417)
United States Government sponsored agencies	1,441	(1)	601,569	(35,626)	603,010	(35,627)
United States municipalities, states and territories	32,649	(147)	185,877	(6,440)	218,526	(6,587)
Foreign government obligations	4,943	(32)	12,984	(1,460)	17,927	(1,492)
Corporate securities:
Finance, insurance and real estate	46,685	(1,022)	711,819	(25,301)	758,504	(26,323)
Manufacturing, construction and mining	100,820	(2,063)	1,404,064	(33,103)	1,504,884	(35,166)
Utilities and related sectors	103,620	(1,397)	602,031	(21,280)	705,651	(22,677)
Wholesale/retail trade	32,148	(633)	102,446	(4,671)	134,594	(5,304)
Services, media and other	118,443	(1,623)	338,878	(9,721)	457,321	(11,344)
Residential mortgage backed securities	89,639	(2,094)	261,664	(11,787)	351,303	(13,881)
Commercial mortgage backed securities	47,869	(325)	497,112	(9,872)	544,981	(10,197)
Other asset backed securities	61,023	(1,922)	269,435	(11,798)	330,458	(13,720)
	$639,280	$(11,259)	$5,021,448	$(171,476)	$5,660,728	$(182,735)
Held for investment:
Corporate security:
Insurance	$—	$—	$66,571	$(9,771)	$66,571	$(9,771)

December 31, 2013
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$32,969	$(2,294)	$—	$—	$32,969	$(2,294)
United States Government sponsored agencies	692,320	(88,671)	467,309	(32,691)	1,159,629	(121,362)
United States municipalities, states and territories	614,056	(39,074)	—	—	614,056	(39,074)
Foreign government obligations	26,298	(3,462)	—	—	26,298	(3,462)
Corporate securities:
Finance, insurance and real estate	1,690,846	(92,426)	153,037	(12,873)	1,843,883	(105,299)
Manufacturing, construction and mining	3,370,775	(191,245)	93,608	(16,088)	3,464,383	(207,333)
Utilities and related sectors	1,829,868	(102,758)	83,550	(11,547)	1,913,418	(114,305)
Wholesale/retail trade	428,407	(25,189)	17,687	(1,992)	446,094	(27,181)
Services, media and other	834,699	(51,508)	107,242	(10,403)	941,941	(61,911)
Residential mortgage backed securities	309,599	(41,080)	31,739	(2,103)	341,338	(43,183)
Commercial mortgage backed securities	1,450,143	(83,814)	51,099	(6,001)	1,501,242	(89,815)
Other asset backed securities	356,018	(20,426)	92,372	(10,337)	448,390	(30,763)
	$11,635,998	$(741,947)	$1,097,643	$(104,035)	$12,733,641	$(845,982)
Held for investment:
Corporate security:
Insurance	$—	$—	$60,840	$(15,415)	$60,840	$(15,415)

The following is a description of the factors causing the temporary unrealized losses by investment category as of June 30, 2014:
United States Government sponsored agencies: These securities are relatively long in duration; however, they are callable in less than 12 months making the value of such securities sensitive to changes in market interest rates. The timing of when some of these securities were purchased gave rise to unrealized losses at June 30, 2014.
United States municipalities, states and territories: These securities are relatively long in duration and their fair values are sensitive to changes in market interest rates. The timing of the purchase of these securities have resulted in unrealized losses.
Corporate securities: The unrealized losses in these securities are due partially to the timing of purchases. These securities carry yields less than those available at June 30, 2014. In addition, a small number of securities have seen their credit spreads remain wide due to issuer or industry specific news while some financial and industrial sector credit spreads remain wide due to continued economic uncertainty and concerns of economic instability.
Residential mortgage backed securities: At June 30, 2014, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 35 securities with a total amortized cost basis of $265.4 million and a fair value of $294.7 million. Despite recent improvements in the capital markets, the fair values of RMBS with weaker borrower characteristics continue at prices below amortized cost. These RMBS prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.
Commercial mortgage backed securities: The unrealized losses in these securities are due partially to the timing of purchases. A number of purchases were at yields lower than what could be executed at the end of this quarter due to the increase in the treasury yield since the time of purchase. Yield spreads for commercial mortgage backed securities have narrowed but management believes remain attractive.
Other asset backed securities: The unrealized losses in these securities are predominantly assigned to financial sector capital trust securities which have longer maturity dates and have declined in price due to prolonged stress in the financial sector. No securities in an unrealized loss position are rated below investment grade.
Approximately 89% and 95% of the unrealized losses on fixed maturity securities shown in the above table for June 30, 2014 and December 31, 2013, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains on investments for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$1,607	$(964)	$5,644	$(353)
Investments carried at fair value:
Fixed maturity securities, available for sale	$716,779	$(1,339,484)	$1,693,910	$(1,458,554)
Equity securities, available for sale	(6)	(10,168)	(19)	(7,949)
	716,773	(1,349,652)	1,693,891	(1,466,503)
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(372,717)	707,525	(909,469)	785,693
Deferred income tax asset/liability	(120,420)	224,744	(274,547)	238,283
	(493,137)	932,269	(1,184,016)	1,023,976
Change in net unrealized gains on investments carried at fair value	$223,636	$(417,383)	$509,875	$(442,527)
Proceeds from sales of available for sale securities for the six months ended June 30, 2014 and 2013 were $130.4 million and $820.2 million, respectively. Scheduled principal repayments, calls and tenders for available for sale securities for the six months ended June 30, 2014 and 2013 were $809.0 million and $1.6 billion, respectively.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains (losses) on investments, excluding net OTTI losses for the three and six months ended June 30, 2014 and 2013, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$1,173	$7,628	$1,357	$20,643
Gross realized losses	(71)	(823)	(762)	(3,010)
	1,102	6,805	595	17,633
Available for sale equity securities:
Gross realized gains	—	9,571	—	9,571

Other investments:
Gain on sale of real estate	282	715	1,038	1,304
Loss on sale of real estate	(231)	—	(231)	(466)
Impairment losses on real estate	—	(145)	(799)	(145)
	51	570	8	693
Mortgage loans on real estate:
Increase in allowance for credit losses	(3,383)	(1,257)	(3,547)	(1,623)
	$(2,230)	$15,689	$(2,944)	$26,274
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
The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the six months ended June 30, 2014 and 2013, which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Six months ended June 30, 2014
Prime	2005	7.5%	7.5%	15%	15%	50%	50%
	2006	6.5%	7.4%	11%	12%	50%	50%
Alt-A	2005	5.6%	6.4%	87%	87%	2%	2%

Six months ended June 30, 2013
Prime	2003	5.1%	5.1%	2%	2%	30%	30%
	2005	6.5%	7.7%	8%	17%	50%	50%
	2006	6.0%	6.9%	9%	16%	50%	50%
	2007	6.5%	6.7%	12%	25%	40%	60%
	2008	6.6%	6.6%	16%	16%	45%	45%
Alt-A	2005	5.6%	8.7%	15%	25%	5%	65%
	2007	6.2%	6.9%	38%	52%	60%	65%
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
The following table summarizes other than temporary impairments for the three and six months ended June 30, 2014 and 2013, by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized from Other Comprehensive Income	Net OTTI Losses Recognized in Operations
		(Dollars in thousands)
Three months ended June 30, 2014
Fixed maturity securities, available for sale:
Residential mortgage backed securities	3	$—	$(594)	$(594)

Three months ended June 30, 2013
Fixed maturity securities, available for sale:
United States Government sponsored agencies	2	$(2,775)	$—	$(2,775)

Six months ended June 30, 2014
Fixed maturity securities, available for sale:
Residential mortgage backed securities	5	$—	$(1,499)	$(1,499)

Six months ended June 30, 2013
Fixed maturity securities, available for sale:
United States Government sponsored agencies	2	$(2,775)	$—	$(2,775)
Corporate securities:
Industrial	1	(1,761)	—	(1,761)
Residential mortgage backed securities	5	—	(1,048)	(1,048)
Equity security, available for sale:
Industrial	1	(428)	—	(428)
	9	$(4,964)	$(1,048)	$(6,012)
The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(126,865)	$(129,813)	$(125,960)	$(134,027)
Credit losses on securities for which OTTI has not previously been recognized	—	(2,775)	—	(4,536)
Additional credit losses on securities for which OTTI has previously been recognized	(594)	—	(1,499)	(1,048)
Accumulated losses on securities that were disposed of during the period	—	4,075	—	11,098
Cumulative credit loss at end of period	$(127,459)	$(128,513)	$(127,459)	$(128,513)

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income (loss), by major type of security, for securities that are part of our investment portfolio at June 30, 2014 and December 31, 2013:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
June 30, 2014
Fixed maturity securities, available for sale:
Corporate securities	$—	$—	$27	$27
Residential mortgage backed securities	625,765	(174,835)	222,567	673,497
	$625,765	$(174,835)	$222,594	$673,524
December 31, 2013
Fixed maturity securities, available for sale:
Corporate securities	$—	$—	$20	$20
Residential mortgage backed securities	679,265	(176,334)	216,061	718,992
	$679,265	$(176,334)	$216,081	$719,012
4. Mortgage Loans on Real Estate
Our mortgage loan portfolio, summarized in the following table, totaled $2.5 billion at June 30, 2014 and $2.6 billion at December 31, 2013, with commitments outstanding of $38.6 million at June 30, 2014.

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Principal outstanding	$2,570,950	$2,607,698
Loan loss allowance	(26,582)	(26,047)
Deferred prepayment fees	(558)	(569)
Carrying value	$2,543,810	$2,581,082
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

	June 30, 2014		December 31, 2013
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$774,014	30.1%	$765,717	29.4%
Middle Atlantic	145,663	5.7%	156,489	6.0%
Mountain	328,284	12.8%	356,246	13.7%
New England	14,700	0.6%	21,324	0.8%
Pacific	303,922	11.8%	317,431	12.2%
South Atlantic	500,612	19.5%	483,852	18.5%
West North Central	338,343	13.1%	351,794	13.5%
West South Central	165,412	6.4%	154,845	5.9%
	$2,570,950	100.0%	$2,607,698	100.0%
Property type distribution
Office	$533,472	20.8%	$590,414	22.6%
Medical Office	104,025	4.0%	125,703	4.8%
Retail	729,497	28.4%	711,364	27.3%
Industrial/Warehouse	681,540	26.5%	673,449	25.8%
Hotel	43,784	1.7%	61,574	2.4%
Apartment	340,621	13.2%	291,823	11.2%
Mixed use/other	138,011	5.4%	153,371	5.9%
	$2,570,950	100.0%	$2,607,698	100.0%

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
The following tables present a rollforward of our specific and general valuation allowances for mortgage loans on real estate:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(16,462)	$(8,800)	$(22,631)	$(10,400)
Charge-offs	1,808	—	2,612	—
Recoveries	255	—	—	—
Provision for credit losses	(2,883)	(500)	(1,157)	(100)
Ending allowance balance	$(17,282)	$(9,300)	$(21,176)	$(10,500)

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(16,847)	$(9,200)	$(23,134)	$(11,100)
Charge-offs	2,757	—	4,181	—
Recoveries	255	—	—	—
Provision for credit losses	(3,447)	(100)	(2,223)	600
Ending allowance balance	$(17,282)	$(9,300)	$(21,176)	$(10,500)
The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is for the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Individually evaluated for impairment	$42,963	$47,018
Collectively evaluated for impairment	2,527,987	2,560,680
Total loans evaluated for impairment	$2,570,950	$2,607,698
Charge-offs include allowances that have been established on loans that were satisfied by taking ownership of the collateral. When the property is taken it is recorded at the lower of the mortgage loan's carrying value or the property's fair value as a component of other investments and the mortgage loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. Charge-offs also include situations where we have received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance). We define collateral dependent loans as those mortgage loans for which we will depend on the value of the collateral real estate to satisfy the outstanding principal of the loan.

During the three months ended June 30, 2014, four mortgage loans were satisfied by taking ownership of any real estate serving as collateral and during the six months ended June 30, 2014, five mortgage loans were satisfied by taking ownership of the real estate serving as collateral compared to zero and one mortgage loan for the same periods in 2013. The following table summarizes the activity in the real estate owned which was obtained in satisfaction of mortgage loans on real estate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Real estate owned at beginning of period	$20,592	$28,764	$22,844	$33,172
Real estate acquired in satisfaction of mortgage loans	8,294	—	10,007	844
Additions	—	480	—	480
Sales	(4,118)	(2,333)	(7,148)	(7,413)
Impairments	—	(145)	(799)	(145)
Depreciation	(162)	(157)	(298)	(329)
Real estate owned at end of period	$24,606	$26,609	$24,606	$26,609
We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Credit Exposure--By Payment Activity
Performing	$2,559,419	$2,593,276
In workout	2,213	6,248
Delinquent	—	—
Collateral dependent	9,318	8,174
	$2,570,950	$2,607,698
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
Mortgage loans are considered delinquent when they become 60 days past due. When loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. Outstanding principal of loans in a non-accrual status at June 30, 2014 and December 31, 2013 totaled $9.3 million and $8.2 million, respectively.
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

Aging of financing receivables is summarized in the following table, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
June 30, 2014	$1,045	$—	$—	$1,045	$2,560,587	$9,318	$2,570,950
December 31, 2013	$—	$—	$—	$—	$2,599,524	$8,174	$2,607,698
Financing receivables summarized in the following two tables represent all loans that we are either not currently collecting, or those we feel it is probable we will not collect, all amounts due according to the contractual terms of the loan agreements (all loans that we have worked with the borrower to alleviate short-term cash flow issues, loans delinquent for more than 60 days at the reporting date, loans we have determined to be collateral dependent and loans that we have recorded specific impairments on that we feel may continue to have performance issues).

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
June 30, 2014
Mortgage loans with an allowance	$25,681	$42,963	$(17,282)
Mortgage loans with no related allowance	2,656	2,656	—
	$28,337	$45,619	$(17,282)
December 31, 2013
Mortgage loans with an allowance	$30,171	$47,018	$(16,847)
Mortgage loans with no related allowance	3,264	3,264	—
	$33,435	$50,282	$(16,847)

	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Three months ended June 30, 2014
Mortgage loans with an allowance	$27,054	$600
Mortgage loans with no related allowance	2,656	13
	$29,710	$613
Three months ended June 30, 2013
Mortgage loans with an allowance	$26,232	$426
Mortgage loans with no related allowance	18,699	266
	$44,931	$692
Six months ended June 30, 2014
Mortgage loans with an allowance	$27,236	$1,235
Mortgage loans with no related allowance	2,656	—
	$29,892	$1,235
Six months ended June 30, 2013
Mortgage loans with an allowance	$26,885	$862
Mortgage loans with no related allowance	18,739	528
	$45,624	$1,390

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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. A summary of mortgage loans on commercial real estate with outstanding principal at June 30, 2014 and December 31, 2013 that we determined to be TDRs are as follows:

Geographic Region	Number of TDRs	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount
		(Dollars in thousands)
June 30, 2014
South Atlantic	7	14,537	(3,911)	10,626
East North Central	1	2,213	(467)	1,746
West North Central	1	1,908	(474)	1,434
	9	$18,658	$(4,852)	$13,806
December 31, 2013
East	1	$3,712	$(949)	$2,763
Mountain	7	22,140	(329)	21,811
South Atlantic	7	13,930	(4,177)	9,753
East North Central	1	2,219	(467)	1,752
West North Central	1	1,938	(475)	1,463
West South Central	1	1,714	(256)	1,458
	18	$45,653	$(6,653)	$39,000

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

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$905,688	$856,050
Other assets
2015 notes hedges	45,884	107,041
Interest rate caps	3,788	6,103
Interest rate swap	—	712
	$955,360	$969,906
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$5,119,823	$4,406,163
Other liabilities
2015 notes embedded conversion derivative	45,884	107,041
Interest rate swap	1,983	—
	$5,167,690	$4,513,204
The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$273,769	$58,200	$345,242	$402,854
2015 notes hedges	100	197	(20,301)	28,295
Interest rate swap	(1,848)	3,802	(3,250)	4,535
Interest rate caps	(1,138)	1,841	(2,315)	2,318
	$270,883	$64,040	$319,376	$438,002
Change in fair value of embedded derivatives:
2015 notes embedded conversion derivative	$(4,132)	$197	$(24,533)	$28,295
Fixed index annuities—embedded derivatives	85,067	(408,606)	198,087	(73,432)
	$80,935	$(408,409)	$173,554	$(45,137)
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
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			June 30, 2014		December 31, 2013
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A	A2	$1,903,168	$77,824	$1,683,911	$73,836
Barclays	A	A2	2,845,414	88,512	2,396,839	113,513
BNP Paribas	A+	A1	1,399,032	52,262	1,382,661	38,849
Citibank, N.A.	A	A2	3,099,547	117,391	1,536,547	72,310
Credit Suisse	A	A1	2,648,174	141,755	4,060,352	193,304
Deutsche Bank	A	A2	1,428,366	51,512	747,587	41,074
HSBC	AA-	A1	131,837	7,468	200,011	10,518
J.P. Morgan	A+	Aa3	631,923	31,745	786,429	36,863
Morgan Stanley	A-	Baa2	3,605,771	190,421	3,546,487	150,437
Royal Bank of Canada	AA-	Aa3	1,201,172	46,183	714,941	25,140
Wells Fargo	AA-	Aa3	2,567,438	100,615	2,221,874	100,206
			$21,461,842	$905,688	$19,277,639	$856,050
As of June 30, 2014 and December 31, 2013, we held $849.7 million and $818.2 million, respectively, of cash and cash equivalents and other securities from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $80.2 million and $71.7 million at June 30, 2014 and December 31, 2013, respectively.
The future annual index credits on our fixed index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. We do not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. We must value both the call options and the related forward embedded options in the policies at fair value. During the three months ended June 30, 2014, we revised future period assumptions for lapse rates and the expected costs of annual call options used in determining fixed index annuity embedded derivatives. These revisions decreased the change in fair value of embedded derivatives for the three and six months ended June 30, 2014 by $62.6 million, which after related adjustments to deferred sales inducements and deferred policy acquisition costs and income taxes, increased net income and earnings per common share - assuming dilution by $14.8 million and $0.19, respectively.
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
Details regarding the interest rate swap are as follows:

	Notional		Pay		June 30, 2014	December 31, 2013
Maturity Date	Amount	Receive Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	LIBOR	2.415%	SunTrust	$(1,983)	$712

Details regarding the interest rate caps are as follows:

	Notional		Cap		June 30, 2014	December 31, 2013
Maturity Date	Amount	Floating Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	LIBOR	2.50%	SunTrust	$1,907	$3,073
July 8, 2021	12,000	LIBOR	2.50%	SunTrust	572	923
July 29, 2021	27,000	LIBOR	2.50%	SunTrust	1,309	2,107
	$79,000				$3,788	$6,103
The interest rate swap converts floating rates to fixed rates for seven years beginning March 2014. The interest rate caps have a forward starting date beginning in July 2014 and cap our interest rates for seven years. As of June 30, 2014, we held $2.0 million of cash and cash equivalents from the counterparty for derivative collateral related to the swap and caps, which is included in other liabilities on our consolidated balance sheets.
In September 2010, concurrently with the issuance of $200.0 million principal amount of 3.5% Convertible Senior Notes due September 15, 2015 (the "2015 notes"), we entered into hedge transactions (the "2015 notes hedges") with two counterparties whereby we will receive the cash equivalent of the conversion spread on 16.0 million shares of our common stock based upon a strike price of $12.50 per share, subject to certain conversion rate adjustments in the 2015 notes. The 2015 notes hedges expire on September 15, 2015, and must be settled in cash. The 2015 notes hedges are accounted for as derivative assets and are included in other assets in our consolidated balance sheets. The 2015 notes hedges and 2015 notes embedded conversion derivative are adjusted to fair value each reporting period and unrealized gains and losses are reflected in our unaudited consolidated statements of operations.
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
During the three months ended June 30, 2014, we entered into four separate partial unwind agreements with the two counterparties to the 2015 notes hedges and the 2015 warrants to coincide with the extinguishment of a portion of our 2015 notes (see Note 6) whereby we agreed to settle the related 2015 notes hedges and the 2015 warrants and received net cash from the counterparties totaling $10.4 million. Subsequent to the settlement of these unwind agreements and certain conversion rate adjustments due to dividends paid, 2015 notes hedges remain outstanding whereby we will receive the cash equivalent of the conversion spread on 3.7 million shares of our common stock based upon a strike price of $12.35 per share and warrants remain outstanding for the purchase of up to 3.7 million shares of our common stock at a strike price of $15.75 per share. At June 30, 2014, the remaining 2015 warrants were dilutive as the average price of our common stock exceeded the $15.75 strike price of the 2015 warrants and the effect has been included in diluted earnings per share for the three and six months ended June 30, 2014. The 2015 warrants were not dilutive for the three and six months ended June 30, 2013.

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

	June 30, 2014		December 31, 2013
	September 2015 Notes	December 2029 Notes	September 2015 Notes	December 2029 Notes
	(Dollars in thousands)
Notes payable:
Principal amount of liability component	$45,450	$32,142	$91,951	$68,373
Unamortized discount	(2,367)	(864)	(6,623)	(3,743)
Net carrying amount of liability component	$43,083	$31,278	$85,328	$64,630
Additional paid-in capital:
Carrying amount of equity component		$4,325		$15,586
Amount by which the if-converted value exceeds principal	$45,056	$50,715	$104,403	$113,169
The discount is being amortized over the expected lives of the notes, which is the maturity date of September 15, 2015 for the 2015 notes and the first put/call date of December 15, 2014 for the 2029 notes. The effective interest rates during the discount amortization periods are 8.9% and 11.9% on the 2015 notes and the 2029 notes, respectively. The interest cost recognized in operations for the convertible notes, inclusive of the coupon and amortization of the discount and debt issue costs, was $2.3 million and $5.7 million for the three and six months ended June 30, 2014 compared to $6.8 million and $14.0 million for the same periods in 2013.
We are required to include the dilutive effect of the 2029 notes in our diluted earnings per share calculation. Because these notes include a mandatory cash settlement feature for the principal amount, incremental dilutive shares will only exist when the fair value of our common stock at the end of the reporting period exceeds the conversion price per share of $9.57. At June 30, 2014 and 2013, the conversion premium of the 2029 notes was dilutive and the effect has been included in diluted earnings per share for the three and six months ended June 30, 2014 and 2013. The 2015 notes and the 2015 notes hedges are excluded from the dilutive effect in our diluted earnings per share calculation as they are currently to be settled only in cash.
During the six months ended June 30, 2014, we extinguished $36.2 million principal amount of our 2029 notes and $46.5 million principal amount of our 2015 notes. Total consideration paid to holders of the 2029 notes consisted of $66.8 million in cash and and $23.2 million in shares of our common stock (946,793 shares). The carrying value of the 2029 notes at extinguishment was $34.6 million which resulted in a loss of $2.5 million on extinguishment of debt, net of income taxes. Total consideration paid to holders of the 2015 notes consisted of $52.9 million in cash and $33.1 million in shares of our common stock (1,496,664 shares). The carrying value of the 2015 notes at extinguishment was $43.8 million which resulted in a loss of $5.4 million, net of income taxes.
Under our $140 million four year unsecured revolving line of credit agreement, we are required to maintain a minimum risk-based capital ratio at our subsidiary, American Equity Investment Life Insurance Company ("American Equity Life"), of at least 275%, a maximum ratio of adjusted debt to total adjusted capital of 0.35, and a minimum level of statutory surplus at American Equity Life equal to the sum of 1) 80% of statutory surplus at September 30, 2013, 2) 50% of the statutory net income for each fiscal quarter ending after September 30, 2013, and 3) 50% of all capital contributed to American Equity Life after September 30, 2013. The agreement contains an accordion feature that allows us, on up to three occasions and subject to credit availability, to increase the credit facility by an additional $50 million in the aggregate. We also have the ability to extend the maturity date by an additional one year past the initial maturity date of November 22, 2017 with the consent of the extending banks. There are currently no guarantors of the credit facility, but certain of our subsidiaries must guarantee our obligations under the credit agreement if such subsidiaries guarantee other material amounts of our debt. No amounts were outstanding at June 30, 2014 and December 31, 2013.
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). The maximum amount borrowed was $138.7 million and $160.4 million during the six months ended June 30, 2014 and 2013, respectively. When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $13.7 million for the six months ended June 30, 2014 compared to $10.0 million and $5.0 million for the three and six months ended June 30, 2013. We had no borrowings under repurchase agreements during the three months ended June 30, 2014. The weighted average interest rate on amounts due under repurchase agreements was 0.15% for the six months ended June 30, 2014 compared to 0.32% for both the three and six months ended June 30, 2013.

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
We recorded an estimated litigation liability of $17.5 million during the third quarter of 2012 related to the Los Angeles Case. We increased our estimated litigation liability for this matter to $21.2 million during the fourth quarter of 2013 following the passage of the deadline for submission of claims by class members in the lawsuit and based upon information available at that time. However, we decreased the liability by $2.3 million in the first quarter of 2014 as additional information became available concerning the nature and magnitude of the claims received. In addition, during the first quarter of 2014, we paid $7.8 million in legal fees to the plaintiffs' counsel. The estimated litigation liability at June 30, 2014 is $11.1 million. While review of the claim forms has been stayed due to the appeal and it is difficult to predict the amount of the liabilities that will ultimately result from the completion of the claims process, the $11.1 million litigation liability represents our best estimate of probable loss with respect to this litigation. In light of the inherent uncertainties involved in the matter described above, there can be no assurance that such litigation, or any other pending or future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.
In addition to our commitments to fund mortgage loans, we have unfunded commitments at June 30, 2014 to limited partnerships of $20.6 million and to secured bank loans of $2.4 million.

8. Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Numerator:
Net income - numerator for earnings per common share	$36,744	$120,113	$26,991	$146,144

Denominator:
Weighted average common shares outstanding (1)	74,461,264	64,254,387	73,495,286	63,786,577
Effect of dilutive securities:
Convertible senior notes	2,259,425	5,009,622	2,843,987	5,082,208
2015 warrants	1,595,519	—	1,981,815	—
Stock options and deferred compensation agreements	1,154,726	1,118,056	1,220,996	1,013,455
Restricted stock units	46,870	—	40,679	—
Denominator for earnings per common share - assuming dilution	79,517,804	70,382,065	79,582,763	69,882,240

Earnings per common share	$0.49	$1.87	$0.37	$2.29
Earnings per common share - assuming dilution	$0.46	$1.71	$0.34	$2.09

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.
Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
		Minimum	Maximum
Three months ended June 30, 2014	1,277,650	$24.79	$24.79
Three months ended June 30, 2013	—	$—	$—
Six months ended June 30, 2014	1,277,650	$24.79	$24.79
Six months ended June 30, 2013	—	$—	$—

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at June 30, 2014, and the unaudited consolidated results of operations for the three and six month periods ended June 30, 2014 and 2013, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Average yield on invested assets	4.83%	4.94%	4.89%	4.98%
Aggregate cost of money	2.13%	2.24%	2.15%	2.28%
Aggregate investment spread	2.70%	2.70%	2.74%	2.70%

Impact of:
Investment yield - additional prepayment income	0.01%	0.05%	0.03%	0.06%
Cost of money benefit of over hedging	0.03%	0.06%	0.01%	0.04%

Our investment spread has been impacted by shortfalls in investment income from excess liquidity resulting from a lag in the reinvestment of proceeds of government agency bonds called for redemption. See Results of Operations - Net investment income for additional information regarding our excess liquidity.
The cost of money for fixed index annuities and average crediting rates for fixed rate annuities are computed based upon policyholder account balances and do not include the impact of amortization of deferred sales inducements. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2013. With respect to our fixed index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate strategy, costs we incur to fund the annual index credits (primarily costs to purchase call options) and where applicable, minimum guaranteed interest credited. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities and Financial Condition - Derivative Instruments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2013.
As reported in previous filings, in response to the persistent low interest rate environment, we have been reducing policyholder crediting rates for new annuities and existing annuities since the fourth quarter of 2011. Spread results for the 2014 and 2013 periods reflect the benefit from these reductions; however, the reductions in cost of money were offset by continued lower yields available on investments including those purchased with the reinvestment of proceeds from calls of callable bonds in our investment portfolio. In 2014, we have initiated additional renewal crediting rate reductions for policies issued prior to July 20, 2010. These rate reductions will occur on policy anniversary dates over a fifteen month period that began on April 14, 2014, with the majority of the rate reductions completed by May 15, 2015. When fully implemented, we estimate that the cost of money for approximately $15 billion of policyholder funds will be reduced by 0.20%.
The current interest rate environment with low yields for investments with the credit quality we prefer presents a strong headwind to restoring our investment spread to the 3.00% target rate. With our portfolio yield still under pressure from lower rates on benchmark U.S. Treasury securities and narrower credit spreads, further adjustments to new and renewal crediting rates will be considered. We have on average 0.59% of room to reduce rates before we would reach guaranteed rates on the entire June 30, 2014 in force book of business. Our most recent new money rates adjustments were a year ago in the third quarter of 2013 when we increased rates in response to rising investment yields at that time. However, investment yields no longer support those rates. While we have been reluctant to reduce new money rates so far this year for competitive reasons, we remain aware of our spread and return on average equity objectives. Reductions in new money rates are likely should current interest rate conditions continue.
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
Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013
Annuity deposits by product type collected during the three and six months ended June 30, 2014 and 2013, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2014	2013	2014	2013
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$781,238	$764,437	$1,423,504	$1,369,078
Fixed strategy	214,615	285,416	418,153	528,545
	995,853	1,049,853	1,841,657	1,897,623
Fixed rate annuities:
Single-year rate guaranteed	17,160	20,404	32,400	40,314
Multi-year rate guaranteed	22,063	48,291	76,650	95,547
Single premium immediate annuities	7,140	16,824	12,426	31,804
	46,363	85,519	121,476	167,665
Total before coinsurance ceded	1,042,216	1,135,372	1,963,133	2,065,288
Coinsurance ceded	32,165	44,572	82,391	87,179
Net after coinsurance ceded	$1,010,051	$1,090,800	$1,880,742	$1,978,109
Annuity deposits before coinsurance ceded decreased 8% during the second quarter of 2014 and 5% during the six months ended June 30, 2014 compared to the same periods in 2013. We attribute these decreases to certain competitive factors in the market. In August 2014, we will launch three initiatives intended to enhance our competitive position: a new index crediting strategy, revisions to the payouts under our lifetime income benefit rider and a new option for payment of commissions to independent agents. These three initiatives should enhance our competitiveness in the fixed index annuity market, and we are optimistic that they will result in stronger sales in the second half of 2014.

Net income, in general, has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 13% to $32.8 billion for the second quarter of 2014 and increased 13% to $32.4 billion for the six months ended June 30, 2014 compared to $29.0 billion and $28.5 billion for the same periods in 2013. Our investment spread measured in dollars was $190.9 million for the second quarter of 2014 and $381.1 million for the six months ended June 30, 2014 compared to $168.0 million and $329.1 million for the same periods in 2013. As previously mentioned, our investment spread has been negatively impacted by the extended low interest rate environment (see Net investment income).
Net income is also impacted by the change in fair value of derivatives and embedded derivatives which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income for the three and six months ended June 30, 2014 was negatively impacted by decreases in the discount rates used to estimate our embedded derivative liabilities. Net income for the three and six months ended June 30, 2013 was positively impacted by increases in the discount rates used to estimate our embedded derivative liabilities. The negative effect on net income for the 2014 periods due to the decrease in discount rates was offset by revisions of assumptions used in determining fixed index annuity embedded derivatives that were made in the second quarter of 2014. These revisions, which consisted of changes in the lapse and expected costs of annual call options assumptions, decreased the change in fair value of embedded derivatives for the three and six months ended June 30, 2014 by $62.6 million, which after related adjustments to deferred sales inducements and deferred policy acquisition costs and income taxes, increased net income for the three and six months ended June 30, 2014 by $14.8 million. See Change in fair value of embedded derivatives.
Operating income (a non-GAAP financial measure) increased 27% to $38.5 million in the second quarter of 2014 and increased 19% to $76.0 million for the six months ended June 30, 2014 compared to $30.3 million and $63.7 million for the same periods in 2013. In the 2013 periods, we incurred $8.5 million of guaranty fund assessments related to the insolvency of Executive Life Insurance Company of New York, which had a $5.6 million negative after tax effect on operating income and net income.
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
The adjustments made to net income to arrive at operating income for the three and six months ended June 30, 2014 and 2013 are set forth in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Reconciliation of net income to operating income:
Net income	$36,744	$120,113	$26,991	$146,144
Net realized (gains) losses and net OTTI losses on investments, net of offsets	1,361	(3,574)	1,925	(6,378)
Change in fair value of derivatives and embedded derivatives - index annuities, net of offsets	(4,115)	(81,351)	39,593	(70,378)
Change in fair value of derivatives and embedded derivatives - debt, net of income taxes	(1,053)	(3,302)	456	(4,038)
Extinguishment of debt, net of income taxes	5,518	345	7,912	345
Litigation reserve, net of offsets	—	(1,969)	(916)	(1,969)
Operating income	$38,455	$30,262	$75,961	$63,726
The amounts disclosed in the reconciliation above are net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and income taxes.

Premiums and other considerations decreased 21% to $9.1 million in the second quarter of 2014 and decreased 33% to $16.5 million for the six months ended June 30, 2014 compared to $11.6 million and $24.6 million for the same periods in 2013. These revenues are comprised of life insurance premiums and premiums from life contingent single premium immediate annuities including life contingent supplemental contracts issued upon annuitization of deferred annuities. Life insurance premiums have remained consistent while premiums from life contingent single premium immediate annuities ($6.3 million and $8.6 million for the second quarter of 2014 and 2013, respectively, and $10.8 million and $19.0 million for the six months ended June 30, 2014 and 2013, respectively) have decreased because we have adjusted the rates offered on these products to be less competitive in the low interest rate environment.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 24% to $29.2 million in the second quarter of 2014 and increased 21% to $54.5 million for the six months ended June 30, 2014 compared to $23.5 million and $45.0 million for the same periods in 2013. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Surrender charges	$12,942	$11,292	$25,365	$22,794
Lifetime income benefit riders (LIBR) fees	16,305	12,219	29,154	22,198
	$29,247	$23,511	$54,519	$44,992

Withdrawals from annuity policies subject to surrender charges	$104,159	$81,305	$186,517	$159,310
Average surrender charge collected on withdrawals subject to surrender charges	12.4%	13.9%	13.6%	14.3%

Fund values on policies subject to LIBR fees	$3,054,530	$2,423,891	$5,428,046	$4,311,461
Weighted average per policy LIBR fee	0.53%	0.50%	0.54%	0.52%
The increases in fees assessed for lifetime income benefit riders were primarily due to a larger volume of business in force subject to the fee. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders.
Net investment income increased 10% to $370.9 million in the second quarter of 2014 and increased 11% to $740.9 million for the six months ended June 30, 2014 compared to $336.1 million and $665.8 million for the same periods in 2013. These increases were principally attributable to the growth in our annuity business and a corresponding increase in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 13% to $30.8 billion for the second quarter of 2014 and increased 13% to $30.4 billion for the six months ended June 30, 2014 compared to $27.3 billion and $26.8 billion for the same periods in 2013. The average yield earned on average invested assets was 4.83% for second quarter of 2014 and 4.89% for the six months ended June 30, 2014 compared to 4.94% and 4.98% for the same periods in 2013.
The decrease in yield earned on average invested assets was attributable to yields on investments purchased in 2014 and 2013 being lower than the overall portfolio yield. In addition, net investment income and average yield in the second quarter of 2014 and the first two quarters of 2013 were negatively impacted by a lag in reinvestment of proceeds from bonds called for redemption during the period and earlier periods into new assets causing excess liquidity held in low yielding cash and other short-term investments. The average balance held in cash and short-term investments was $0.6 billion for the three months ended June 30, 2014, and $1.7 billion and $1.8 billion for the three and six months ended June 30, 2013. The average yield on our cash and short-term investments for the three months ended June 30, 2014 was 0.07% and for the three and six months ended June 30, 2013 was 0.47% and 0.40%. Additionally, net investment income and average yield was positively impacted by prepayment and fee income received resulting in additional net investment income of $1.1 million and $5.0 million for the three and six months ended June 30, 2014 and $3.1 million and $8.0 million for the same periods in 2013, respectively.

Change in fair value of derivatives consists primarily of call options purchased to fund annual index credits on fixed index annuities, the 2015 notes hedges related to our 2015 notes and an interest rate swap and interest rate caps that hedge our floating rate subordinated debentures. The components of change in fair value of derivatives are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Call options:
Gain on option expiration	$176,184	$150,874	$327,431	$209,700
Change in unrealized gains/losses	97,585	(92,674)	17,811	193,154
2015 notes hedges	100	197	(20,301)	28,295
Interest rate swap	(1,848)	3,802	(3,250)	4,535
Interest rate caps	(1,138)	1,841	(2,315)	2,318
	$270,883	$64,040	$319,376	$438,002
The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
S&P 500 Index
Point-to-point strategy	1.0% - 11.5%	1.5% - 11.5%	1.0% - 11.5%	1.5% - 11.5%
Monthly average strategy	0.9% - 10.9%	0.0% - 11.7%	0.9% - 11.1%	0.0% - 11.7%
Monthly point-to-point strategy	0.0% - 16.8%	0.0% - 19.0%	0.0% - 19.9%	0.0% - 19.0%
Fixed income (bond index) strategies	0.0% - 3.7%	0.0% - 8.0%	0.0% - 3.7%	0.0% - 8.0%
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
The fair value of the 2015 notes hedges changes based upon changes in the price of our common stock, interest rates, stock price volatility, dividend yield and the time to expiration of the 2015 notes hedges. Similarly, the fair value of the conversion option obligation to the holders of the 2015 notes changes based upon these same factors and the conversion option obligation is accounted for as an embedded derivative liability with changes in fair value reported in the Change in fair value of embedded derivatives. The amount of the change in fair value of the 2015 notes hedges has historically been equal to the amount of the change in the related embedded derivative liability and there has been an offsetting expense in the change in fair value of embedded derivatives. Due to the partial unwind agreements we entered into in the second quarter of 2014, the decrease in the change in fair value of 2015 notes embedded conversion derivative liability exceeded the decrease in the change in fair value of the 2015 notes hedges by $4.2 million for the three and six months ended June 30, 2014. See Note 5 to our unaudited consolidated financial statements for a discussion of 2015 notes hedges and the 2015 warrants.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$1,173	$7,628	$1,357	$20,643
Gross realized losses	(71)	(823)	(762)	(3,010)
	1,102	6,805	595	17,633
Available for sale equity securities:
Gross realized gains	—	9,571	—	9,571

Other investments:
Gain on sale of real estate	282	715	1,038	1,304
Loss on sale of real estate	(231)	—	(231)	(466)
Impairment losses on real estate	—	(145)	(799)	(145)
	51	570	8	693
Mortgage loans on real estate:
Increase in allowance for credit losses	(3,383)	(1,257)	(3,547)	(1,623)
	$(2,230)	$15,689	$(2,944)	$26,274
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
Net OTTI losses recognized in operations decreased to $0.6 million in the second quarter of 2014 and decreased to $1.5 million for the six months ended June 30, 2014 compared to $2.8 million and $6.0 million for the same periods in 2013. See Financial Condition - Investments and Note 3 to our unaudited consolidated financial statements for additional discussion of write downs of securities for other than temporary impairments.
Insurance policy benefits and changes in future policy benefits decreased 20% to $11.0 million in the second quarter of 2014 and decreased 26% to $21.1 million for the six months ended June 30, 2014 compared to $13.8 million and $28.5 million for the same periods in 2013. These expenses include amounts for life insurance policies and life contingent single premium immediate annuities including life contingent supplemental contracts issued upon annuitization of deferred annuities. Amounts for life insurance policies have remained consistent while amounts related to life contingent single premium immediate annuities ($9.2 million and $11.7 million for the second quarter of 2014 and 2013, respectively, and $17.1 million and $24.7 million for the three and six months ended June 30, 2014 and 2013, respectively) have decreased primarily because the related premiums have decreased as discussed above under Premiums and other considerations.
Interest sensitive and index product benefits increased 10% to $367.8 million in the second quarter of 2014 and increased 23% to $685.0 million for the six months ended June 30, 2014 compared to $333.0 million and $556.2 million for the same periods in 2013. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Index credits on index policies	$277,464	$241,801	$507,842	$377,142
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	72,094	78,576	144,100	155,555
Lifetime income benefit riders	18,216	12,624	33,024	23,474
	$367,774	$333,001	$684,966	$556,171

The increases in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $278.8 million and $506.7 million for the three and six months ended June 30, 2014, compared to $244.8 million and $380.0 million for the same periods in 2013. The decreases in interest credited were primarily due to decreases in the average rate credited to the annuity liabilities outstanding receiving a fixed rate of interest. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 13% to $32.8 billion during the second quarter of 2014 and increased 13% to $32.4 billion for the six months ended June 30, 2014 compared $29.0 billion and $28.5 billion for the same periods in 2013. The increases in benefits recognized for living income benefit rider were due to increases in the number of policies with lifetime income benefit riders and correlates to the increases in fees discussed in Annuity product charges.
Amortization of deferred sales inducements, in general, has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 96% of our net annuity deposits during the three and six months ended June 30, 2014 compared to 97% during the same periods in 2013. The increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations and, for the six months ended June 30, 2014 and the three and six months ended June 30, 2013, amortization associated with changes in litigation liabilities. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years. Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$44,600	$37,953	$88,701	$74,231
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	10,995	79,558	(32,458)	70,787
Net realized gains (losses) on investments and net OTTI losses recognized in operations and changes in litigation liabilities	(246)	3,025	(228)	4,349
Amortization of deferred sales inducements after gross profit adjustments	$55,349	$120,536	$56,015	$149,367
Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives and changes in the fair value of the embedded derivative related to the conversion option of our 2015 notes (see Note 5 to our unaudited consolidated financial statements and Note 9 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013). The components of change in fair value of embedded derivatives are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)

Fixed index annuities - embedded derivatives	$85,067	$(408,606)	$198,087	$(73,432)
2015 notes embedded conversion derivative	(4,132)	197	(24,533)	28,295
	$85,067	$(408,606)	$198,087	$(73,432)
The change in fair value of the fixed index annuity embedded derivatives resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in Change in fair value of derivatives; (ii) changes in discount rates used in estimating our embedded derivative liabilities; and (iii) the growth in the host component of the policy liability. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2013. The primary reasons for the increases in the change in fair value of the fixed index annuity embedded derivatives during the three and six months ended June 30, 2014 were decreases in the discount rates used in estimating our liability and increases in the expected index credits resulting from increases in the fair value of the call options acquired to fund these index credits. The three and six months ended June 30, 2013 were positively impacted by increases in the discount rates used in estimating our liability and decreases in the expected index credits resulting from decreases in the fair value of the the call options acquired to fund these index credits.
See Net income above for discussion of the impact of assumption changes on the fixed index annuity embedded derivatives for the three and six month periods ended June 30, 2014. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2013.

As discussed above under Change in fair value of derivatives, the fair value of the 2015 notes embedded conversion derivative changes based upon the same factors effecting the changes in the 2015 notes hedges. The changes in the fair value of the 2015 notes embedded conversion derivative were offset by a comparable increase or decrease in the change in fair value of the 2015 notes hedges.
Interest expense on notes payable increased 35% to $9.1 million in the second quarter of 2014 and increased 38% to $19.4 million for the six months ended June 30, 2014 compared to $6.8 million and $14.0 million for the same periods in 2013. The increases are primarily attributable to interest expense on the $400 million of 6.625% senior unsecured notes we issued on July 17, 2013. The increases were offset by lower interest expense on our convertible senior notes as we extinguished $155.5 million principal amount of convertible senior notes during the fourth quarter of 2013, $31.3 million principal amount of convertible senior notes in the first quarter of 2014 and $51.4 million principal amount of convertible senior notes in the second quarter of 2014. In addition, convertible senior notes totaling $28.2 million principal amount were called in the second quarter of 2013.
Amortization of deferred policy acquisition costs, in general, has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations and, for the six months ended June 30, 2014 and the three and six months ended June 30, 2013, amortization associated with changes in litigation liabilities. As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. Amortization of deferred policy acquisition costs is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$65,842	$57,701	$131,355	$113,631
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	1,716	107,174	(56,634)	95,705
Net realized gains (losses) on investments and net OTTI losses recognized in operations and changes in litigation liabilities	(474)	4,395	(443)	6,164
Amortization of deferred policy acquisition costs after gross profit adjustments	$67,084	$169,270	$74,278	$215,500
Other operating costs and expenses decreased 16% to $20.9 million in the second quarter of 2014 and decreased 10% to $40.0 million for the six months ended June 30, 2014 compared to $24.9 million and $44.4 million for the same periods in 2013. The three and six months ended June 30, 2014 reflect increases in salaries and benefits and increased risk charges related to a financing reinsurance agreement as compared to the same periods in 2013. These increases were offset by decreases of $8.5 million in guaranty fund assessments related to the insolvency of Executive Life Insurance Company of New York which was offset by a $3.2 million decrease in a litigation reserve associated with a previous lawsuit settlement which were both recognized during the three and six months ended June 30, 2013. In addition, the six months ended June 30, 2014, reflects a decrease in an estimated litigation liability of $2.3 million (see Note 7 to our unaudited consolidated financial statements).
Income tax expense decreased to $18.8 million in the second quarter of 2014 and decreased to $14.0 million for the six months ended June 30, 2014 compared to $64.6 million and $78.1 million for the same periods in 2013. The decreases in income tax expense was primarily due to decreases in income before income taxes. Income tax expense and the resulting effective tax rate are based upon two components of income before income taxes ("pretax income") that are taxed at different tax rates. Life insurance income is generally taxed at an effective rate of approximately 35.4% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income/loss for the parent company and other non-life insurance subsidiaries is generally taxed at an effective tax rate of 41.5% reflecting the combined federal / state income tax rates. The effective tax rates resulting from the combination of the income tax provisions for the life / non-life sources of income vary from period to period based primarily on the relative size of pretax income from the two sources. The effective tax rate for the three and six months ended June 30, 2014 was 33.9% and 34.1%, respectively, and 35.0% and 34.8% for the same periods in 2013, respectively. The lower effective tax rate for the three and six months ended June 30, 2014 was primarily due to increases in sources of net investment income that are exempt from federal income tax.
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
The composition of our investment portfolio is summarized as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$38,483	0.1%	$42,925	0.2%
United States Government sponsored agencies	1,185,341	3.6%	1,194,289	3.9%
United States municipalities, states and territories	3,506,198	10.6%	3,306,743	10.9%
Foreign government obligations	192,963	0.6%	91,557	0.3%
Corporate securities	19,263,717	58.3%	17,309,292	57.1%
Residential mortgage backed securities	1,870,565	5.7%	1,971,960	6.5%
Commercial mortgage backed securities	2,296,096	6.9%	1,735,460	5.7%
Other asset backed securities	1,040,551	3.1%	1,034,476	3.4%
Total fixed maturity securities	29,393,914	88.9%	26,686,702	88.0%
Equity securities	7,762	—%	7,778	—%
Mortgage loans on real estate	2,543,810	7.7%	2,581,082	8.5%
Derivative instruments	905,688	2.7%	856,050	2.8%
Other investments	221,459	0.7%	215,042	0.7%
	$33,072,633	100.0%	$30,346,654	100.0%
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities. We also have a portfolio of residential mortgage backed securities ("RMBS") that provide our investment portfolio a source of regular cash flow and higher yielding assets than our agency securities. In addition, we have a portfolio of taxable bonds issued by municipalities, states and territories of the United States that provide us with attractive yields while being consistent with our credit risk parameters. Beginning in 2012, we increased our position in other asset backed securities as well as establishing a position in commercial mortgage backed securities (“CMBS”).
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	June 30, 2014		December 31, 2013
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$18,072,679	61.5%	$16,122,487	60.4%
Baa	10,000,688	34.0%	9,147,584	34.3%
Total investment grade	28,073,367	95.5%	25,270,071	94.7%
Ba	466,331	1.6%	477,477	1.8%
B	100,947	0.3%	128,488	0.5%
Caa and lower	553,210	1.9%	617,900	2.3%
In or near default	200,059	0.7%	192,766	0.7%
Total below investment grade	1,320,547	4.5%	1,416,631	5.3%
	$29,393,914	100.0%	$26,686,702	100.0%

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
A summary of our fixed maturity securities by NAIC designation is as follows:

	June 30, 2014				December 31, 2013
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$17,311,646	$18,519,001	$18,519,001	63.0%	$16,394,654	$16,531,250	$16,531,250	62.0%
2	9,739,539	10,305,239	10,305,239	35.1%	9,630,251	9,598,399	9,598,399	36.0%
3	497,545	493,350	503,121	1.7%	502,822	474,165	489,579	1.8%
4	67,353	65,857	65,857	0.2%	74,493	66,078	66,078	0.2%
5	—	—	—	—%	—	—	—	—%
6	1,204	696	696	—%	1,765	1,395	1,396	—%
	$27,617,287	$29,384,143	$29,393,914	100.0%	$26,603,985	$26,671,287	$26,686,702	100.0%
The amortized cost and fair value of fixed maturity securities at June 30, 2014, by contractual maturity, are presented in Note 3 to our unaudited consolidated financial statements in this form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
		(Dollars in thousands)
June 30, 2014
Fixed maturity securities, available for sale:
United States Government full faith and credit	3	$33,986	$(417)	$33,569
United States Government sponsored agencies	9	638,637	(35,627)	603,010
United States municipalities, states and territories	68	225,113	(6,587)	218,526
Foreign government obligations	2	19,419	(1,492)	17,927
Corporate securities:
Finance, insurance and real estate	51	784,827	(26,323)	758,504
Manufacturing, construction and mining	92	1,540,050	(35,166)	1,504,884
Utilities and related sectors	60	728,328	(22,677)	705,651
Wholesale/retail trade	12	139,898	(5,304)	134,594
Services, media and other	31	468,665	(11,344)	457,321
Residential mortgage backed securities	51	365,184	(13,881)	351,303
Commercial mortgage backed securities	49	555,178	(10,197)	544,981
Other asset backed securities	21	344,178	(13,720)	330,458
	449	$5,843,463	$(182,735)	$5,660,728
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,342	$(9,771)	$66,571

December 31, 2013
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$35,263	$(2,294)	$32,969
United States Government sponsored agencies	27	1,280,991	(121,362)	1,159,629
United States municipalities, states and territories	151	653,130	(39,074)	614,056
Foreign government obligations	3	29,760	(3,462)	26,298
Corporate securities:
Finance, insurance and real estate	124	1,949,182	(105,299)	1,843,883
Manufacturing, construction and mining	249	3,671,716	(207,333)	3,464,383
Utilities and related sectors	167	2,027,723	(114,305)	1,913,418
Wholesale/retail trade	38	473,275	(27,181)	446,094
Services, media and other	74	1,003,852	(61,911)	941,941
Residential mortgage backed securities	52	384,521	(43,183)	341,338
Commercial mortgage backed securities	123	1,591,057	(89,815)	1,501,242
Other asset backed securities	34	479,153	(30,763)	448,390
	1,046	$13,579,623	$(845,982)	$12,733,641
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,255	$(15,415)	$60,840
Unrealized losses decreased $668.9 million from $861.4 million at December 31, 2013 to $192.5 million at June 30, 2014. The decrease in unrealized losses was primarily due to a decrease in market interest rates during the six months ended June 30, 2014.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
June 30, 2014
1	$3,494,509	60.9%	$(113,702)	59.0%
2	2,030,060	35.4%	(58,275)	30.3%
3	184,965	3.2%	(16,314)	8.5%
4	26,868	0.5%	(3,680)	1.9%
5	—	—%	—	—%
6	668	—%	(535)	0.3%
	$5,737,070	100.0%	$(192,506)	100.0%
December 31, 2013
1	$7,214,149	56.3%	$(511,245)	59.3%
2	5,278,699	41.2%	(306,659)	35.6%
3	258,516	2.0%	(34,036)	4.0%
4	57,156	0.5%	(9,068)	1.1%
5	—	—%	—	—%
6	1,376	—%	(389)	—%
	$12,809,896	100.0%	$(861,397)	100.0%

Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 450 and 1,047 securities, respectively) have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013, along with a description of the factors causing the unrealized losses is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in the Item 2.
The amortized cost and fair value of fixed maturity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher are considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
June 30, 2014
Fixed maturity securities:
Investment grade:
Less than six months	35	$342,170	$337,704	$(4,466)
Six months or more and less than twelve months	15	180,799	175,796	(5,003)
Twelve months or greater	360	5,100,846	4,940,678	(160,168)
Total investment grade	410	5,623,815	5,454,178	(169,637)
Below investment grade:
Less than six months	21	118,045	116,416	(1,629)
Six months or more and less than twelve months	5	9,525	9,364	(161)
Twelve months or greater	14	168,420	147,341	(21,079)
Total below investment grade	40	295,990	273,121	(22,869)
	450	$5,919,805	$5,727,299	$(192,506)

December 31, 2013
Fixed maturity securities:
Investment grade:
Less than six months	329	$3,700,588	$3,627,962	$(72,626)
Six months or more and less than twelve months	630	8,499,453	7,842,391	(657,062)
Twelve months or greater	43	1,102,199	1,011,904	(90,295)
Total investment grade	1,002	13,302,240	12,482,257	(819,983)
Below investment grade:
Less than six months	19	101,690	99,509	(2,181)
Six months or more and less than twelve months	11	76,214	66,136	(10,078)
Twelve months or greater	15	175,734	146,579	(29,155)
Total below investment grade	45	353,638	312,224	(41,414)
	1,047	$13,655,878	$12,794,481	$(861,397)

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
June 30, 2014
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	1	20,000	15,411	(4,589)
Total investment grade	1	20,000	15,411	(4,589)
Below investment grade:
Less than six months	—	—	—	—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	1	1,175	645	(530)
Total below investment grade	1	1,175	645	(530)
	2	$21,175	$16,056	$(5,119)

December 31, 2013
Investment grade:
Less than six months	2	$14,516	$11,368	$(3,148)
Six months or more and less than twelve months	1	4,465	3,419	(1,046)
Twelve months or greater	1	20,000	14,513	(5,487)
Total investment grade	4	38,981	29,300	(9,681)
Below investment grade:
Less than six months	1	25,043	18,813	(6,230)
Six months or more and less than twelve months	4	101,244	77,350	(23,894)
Twelve months or greater	2	1,765	1,376	(389)
Total below investment grade	7	128,052	97,539	(30,513)
	11	$167,033	$126,839	$(40,194)

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
June 30, 2014
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	13,226	13,212	—	—
Due after five years through ten years	2,547,194	2,497,424	—	—
Due after ten years through twenty years	1,472,364	1,402,910	—	—
Due after twenty years	546,139	520,440	76,342	66,571
	4,578,923	4,433,986	76,342	66,571
Residential mortgage backed securities	365,184	351,303	—	—
Commercial mortgage backed securities	555,178	544,981	—	—
Other asset backed securities	344,178	330,458	—	—
	$5,843,463	$5,660,728	$76,342	$66,571

December 31, 2013
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	7,227	7,213	—	—
Due after five years through ten years	5,328,034	5,055,734	—	—
Due after ten years through twenty years	3,337,145	3,086,150	—	—
Due after twenty years	2,452,486	2,293,574	76,255	60,840
	11,124,892	10,442,671	76,255	60,840
Residential mortgage backed securities	384,521	341,338	—	—
Commercial mortgage backed securities	1,591,057	1,501,242	—	—
Other asset backed securities	479,153	448,390	—	—
	$13,579,623	$12,733,641	$76,255	$60,840

International Exposure
We hold fixed maturity securities with international exposure. As of June 30, 2014, 16% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. All of these securities are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2), except for fifteen securities with a total fair value of $83.3 million which have a NAIC 3 designation. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	June 30, 2014
	Amortized Cost	Carrying Amount/Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$243,511	$265,773	0.9%
Asia/Pacific	248,115	255,682	0.9%
Non-GIIPS Europe	2,073,387	2,170,937	7.4%
Latin America	194,676	200,261	0.7%
Non-U.S. North America	874,130	933,564	3.2%
Australia & New Zealand	404,731	422,897	1.4%
Other	375,917	409,235	1.4%
	$4,414,467	$4,658,349	15.9%

(1)
Greece, Ireland, Italy, Portugal and Spain continue to cause credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. All of our exposure in GIIPS are corporate securities with issuers domiciled in these countries. None of our foreign government obligations were held in any of these countries.

Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our RMBS as we monitor all of our RMBS on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At June 30, 2014, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Investment grade
Corporate fixed maturity securities:
Finance	1	$20,000	$(4,589)	$15,411	34	32

Below investment grade
Corporate fixed maturity securities:
Industrial	2	22,350	(3,615)	18,735	20 - 46	0 - 13
Industrial	2	15,843	1,151	16,994
	4	38,193	(2,464)	35,729
	5	$58,193	$(7,053)	$51,140

Four of the securities, including the investment grade security, on the watch list have Eurozone exposure that has contributed to either their current depressed fair values or the uncertainty involved in the recovery of their fair value in the recent year. Our analysis of the securities in an unrealized loss position on the watch list that we have determined are temporarily impaired and their credit performance at June 30, 2014 is as follows:
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
Other Than Temporary Impairments
We have a policy and process in place to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2013. Several factors led us to believe that full recovery of amortized cost will not be expected on the securities for which we recognized credit losses. A discussion of these factors, our policy and process in place to identify securities that could potentially have impairment that is other than temporary and a summary of OTTI is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts net of valuation allowances. At June 30, 2014 and December 31, 2013 the largest principal amount outstanding for any single mortgage loan was $16.0 million and $14.6 million, respectively, and the average loan size was $2.6 million and $2.5 million as of June 30, 2014 and December 31, 2013, respectively. We have the contractual ability to pursue full personal recourse on 7.9% of the loans and partial personal recourse on 22.9% of the loans. In addition, the average loan to value ratio for the overall portfolio was 54.2% and 54.3% at June 30, 2014 and December 31, 2013, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a current appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 to our unaudited consolidated financial statements, incorporated by reference in this Item 2.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At June 30, 2014, we had commitments to fund commercial mortgage loans totaling $38.6 million, with fixed interest rates ranging from 4.50% to 4.97%. During 2014 and 2013, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the six months ended June 30, 2014, we received $168.2 million in cash for loans being paid in full compared to $224.3 million for the six months ended June 30, 2013. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
See Note 4 to our unaudited consolidated financial statements, incorporated by reference for a presentation of our specific and general loan loss allowances, impaired loans, foreclosure activity and troubled debt restructure analysis.
We recorded impairment losses of $2.9 million on four mortgage loans with outstanding principal due totaling $14.5 million and impairment losses of $3.4 million on five mortgage loans with outstanding principal due totaling $16.6 million during the three and six months ended June 30, 2014, respectively. Two of these five loans with outstanding principal due totaling $6.4 million have been foreclosed upon as of June 30, 2014. We recorded impairment losses of $1.2 million on three mortgage loans with outstanding principal due totaling $5.9 million and impairment losses of $2.2 million on four mortgage loan with outstanding principal due totaling $9.5 million during the three and six months ended June 30, 2013.
We have a process by which we evaluate the credit quality of each of our commercial mortgage loans. This process utilizes each loan's debt service coverage ratio as a primary metric. A summary of our portfolio by debt service coverage ratio follows:

	June 30, 2014		December 31, 2013
	Principal Outstanding	Percent of Total Principal Outstanding	Principal Outstanding	Percent of Total Principal Outstanding
	(Dollars in thousands)
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$1,615,285	62.8%	$1,572,241	60.3%
Greater than or equal to 1.2 and less than 1.5	577,415	22.5%	595,786	22.9%
Greater than or equal to 1.0 and less than 1.2	168,239	6.5%	209,717	8.0%
Less than 1.0	210,011	8.2%	229,954	8.8%
	$2,570,950	100.0%	$2,607,698	100.0%
At June 30, 2014, we have three mortgage loans that are in the process of being satisfied by our taking ownership of the real estate serving as collateral on the loan. These loans have a total outstanding principal balance of $9.3 million and we have recorded specific loan loss allowances totaling $2.1 million, of which $1.2 million was recognized during the three and six months ended June 30, 2014. We also have one commercial mortgage loan at June 30, 2014 with an outstanding principal balance of $2.2 million that have been given "workout" terms which generally allow for interest only payments or the capitalization of interest for a specified period of time. We have recorded a specific loan loss allowance on this loan of $0.5 million, all of which was recognized prior to 2014. At June 30, 2014, we had no commercial mortgage loans that were delinquent (60 days or more past due at the reporting date). The total outstanding principal balance of these four loans is $11.5 million, which represents less than 1% of our total mortgage loan portfolio.
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

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Mortgage loans with allowances	$42,963	$47,018
Mortgage loans with no allowance for losses	2,656	3,264
Allowance for probable loan losses	(17,282)	(16,847)
Net carrying value of impaired mortgage loans	$28,337	$33,435
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
Liquidity and Capital Resources
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $1.0 billion for the six months ended June 30, 2014 compared to $1.2 billion for the six months ended June 30, 2013, with the decrease primarily attributable to a $78.0 million decrease in net annuity deposits after coinsurance and a $122.2 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans.
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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2014, up to $195.0 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $1.0 billion of statutory earned surplus at June 30, 2014.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of June 30, 2014, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to meet this rating objective. However, this capital may not be sufficient if significant future losses are incurred or A.M. Best modifies its rating criteria and access to additional capital could be limited.
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
Cash and cash equivalents of the parent holding company at June 30, 2014, was $152.8 million, which includes approximately $96.5 million in remaining net proceeds from the $400 million senior unsecured notes issue described below. In addition, we have a $140 million line of credit, with no borrowings outstanding, available through November 2017 for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.
On July 17, 2013, we issued $400 million aggregate principal amount of senior unsecured notes due 2021 which bear interest at 6.625% per year and will mature on July 15, 2021. We used $15 million of the net proceeds from the issuance to repay the entire amount outstanding under our revolving credit facility and, $278 million of the net proceeds to pay a portion of the cash consideration component of the convertible note exchange offers discussed in Note 6 to our unaudited consolidated financial statements and Note 9 to our audited consolidated financial statements of our of our 2013 Annual Report on Form 10-K. We intend to use $96.5 million of remaining net proceeds from the notes issuance to tender for, redeem or repurchase the $77.6 million aggregate principal amount of convertible notes that were outstanding at June 30, 2014. The form and timing of any additional such activity will be dependent upon market conditions and other factors and there can be no assurance that any such transactions can be completed prior to the December 2014 call date for the 2029 notes or the September 2015 maturity date for the 2015 notes.
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

Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at June 30, 2014, of which $85.5 million has been swapped to a fixed rate and $79.0 million has been capped for a term of seven years beginning March or July 2014 (see Note 5 to our unaudited consolidated financial statements). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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
If interest rates were to increase 10% (34 basis points) from levels at June 30, 2014, we estimate that the fair value of our fixed maturity securities would decrease by approximately $871.5 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $253.7 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2013.
At June 30, 2014, 31% of our fixed income securities have call features of which, 0.5% ($0.1 billion) were subject to call redemption. Another 4% ($1.0 billion) will become subject to call redemption during the next twelve months. We have reinvestment risk related to these potential redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At June 30, 2014, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.
We purchase call options on the applicable indices to fund the annual index credits on our fixed index annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for fixed index products. For the six months ended June 30, 2014 and 2013, the annual index credits to policyholders on their anniversaries were $507.8 million and $377.1 million, respectively. Proceeds received at expiration of these options related to such credits were $506.7 million and $380.0 million for the six months ended June 30, 2014 and 2013, respectively.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2014 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Item 1A. Risk Factors
Our 2013 Annual Report on Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the six months ended June 30, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no issuer purchases of equity securities for the quarter ended June 30, 2014.

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

Date: August 7, 2014	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

	By:	/s/ John M. Matovina
John M. Matovina, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Ted M. Johnson
Ted M. Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Scott A. Samuelson
Scott A. Samuelson, Vice President - Controller
(Principal Accounting Officer)