Form 10-Q
period 2014-09-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2014-11-10
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
As of November 3, 2014, there were 75,597,780 shares of the registrant's common stock, $1 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2014 - $29,301,310; 2013 - $26,527,730)	$31,023,646	$26,610,447
Held for investment, at amortized cost (fair value: 2014 - $71,499; 2013 - $60,840)	76,387	76,255
Equity securities, available for sale, at fair value (cost: 2014 - $7,507; 2013 - $7,503)	7,756	7,778
Mortgage loans on real estate	2,474,306	2,581,082
Derivative instruments	744,033	856,050
Other investments	283,924	215,042
Total investments	34,610,052	30,346,654

Cash and cash equivalents	788,800	897,529
Coinsurance deposits	3,080,282	2,999,618
Accrued investment income	340,215	301,641
Deferred policy acquisition costs	2,132,926	2,426,652
Deferred sales inducements	1,641,558	1,875,880
Deferred income taxes	76,269	301,856
Other assets	283,427	471,669
Total assets	$42,953,529	$39,621,499

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$38,790,456	$35,789,655
Other policy funds and contract claims	377,341	418,033
Notes payable	475,295	549,958
Subordinated debentures	246,193	246,050
Amounts due under repurchase agreements	81,189	—
Income taxes payable	3,769	10,153
Other liabilities	1,004,210	1,222,963
Total liabilities	40,978,453	38,236,812

Stockholders' equity:
Preferred stock, par value $1 per share, 2,000,000 shares authorized, 2014 and 2013 - no shares issued and outstanding	—	—
Common stock, par value $1 per share, 200,000,000 shares authorized; issued and outstanding: 2014 - 74,269,593 shares (excluding 4,527,167 treasury shares); 2013 - 70,535,404 shares (excluding 4,876,735 treasury shares)	74,270	70,535
Additional paid-in capital	541,882	550,400
Unallocated common stock held by ESOP; 2013 - 58,618 shares	—	(631)
Accumulated other comprehensive income	545,931	46,196
Retained earnings	812,993	718,187
Total stockholders' equity	1,975,076	1,384,687
Total liabilities and stockholders' equity	$42,953,529	$39,621,499
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Premiums and other considerations	$6,043	$9,874	$22,497	$34,508
Annuity product charges	31,958	26,451	86,477	71,443
Net investment income	386,931	354,147	1,127,818	1,019,980
Change in fair value of derivatives	39,218	193,028	358,594	631,030
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	(3,190)	(2,077)	(6,134)	24,197
OTTI losses on investments:
Total OTTI losses	—	—	—	(4,964)
Portion of OTTI losses recognized from other comprehensive income	(564)	(222)	(2,063)	(1,270)
Net OTTI losses recognized in operations	(564)	(222)	(2,063)	(6,234)
Loss on extinguishment of debt	—	(938)	(10,551)	(1,527)
Total revenues	460,396	580,263	1,576,638	1,773,397

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	9,109	11,264	30,191	39,792
Interest sensitive and index product benefits	429,415	325,740	1,114,381	881,910
Amortization of deferred sales inducements	40,661	34,625	96,676	183,992
Change in fair value of embedded derivatives	(195,206)	36,224	(21,652)	(8,913)
Interest expense on notes payable	8,741	12,957	28,126	26,985
Interest expense on subordinated debentures	3,044	3,034	9,076	9,061
Amortization of deferred policy acquisition costs	39,671	50,034	113,949	265,534
Other operating costs and expenses	20,616	20,658	60,588	65,029
Total benefits and expenses	356,051	494,536	1,431,335	1,463,390
Income before income taxes	104,345	85,727	145,303	310,007
Income tax expense	36,530	29,546	50,497	107,682
Net income	$67,815	$56,181	$94,806	$202,325

Earnings per common share	$0.90	$0.86	$1.28	$3.15
Earnings per common share - assuming dilution	$0.85	$0.75	$1.19	$2.79
Weighted average common shares outstanding (in thousands):
Earnings per common share	75,083	65,129	74,030	64,239
Earnings per common share - assuming dilution	79,467	74,560	79,477	72,459
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$67,815	$56,181	$94,806	$202,325
Other comprehensive income (loss):
Change in net unrealized investment gains/losses (1)	(15,590)	(123,269)	768,414	(793,140)
Noncredit component of OTTI losses (1)	9	239	703	586
Reclassification of unrealized investment gains/losses to net income (1)	(18)	(903)	(294)	(12,189)
Other comprehensive income (loss) before income tax	(15,599)	(123,933)	768,823	(804,743)
Income tax effect related to other comprehensive income (loss)	5,459	43,378	(269,088)	281,661
Other comprehensive income (loss)	(10,140)	(80,555)	499,735	(523,082)
Comprehensive income (loss)	$57,675	$(24,374)	$594,541	$(320,757)

(1)	Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2013	$70,535	$550,400	$(631)	$46,196	$718,187	$1,384,687
Net income for period	—	—	—	—	94,806	94,806
Other comprehensive income	—	—	—	499,735	—	499,735
Allocation of 58,618 shares of common stock by ESOP, including excess income tax benefits	—	721	631	—	—	1,352
Share-based compensation, including excess income tax benefits	—	4,548	—	—	—	4,548
Issuance of 1,290,732 shares of common stock under compensation plans, including excess income tax benefits	1,291	9,653	—	—	—	10,944
Extinguishment of convertible senior notes, net of tax, including 2,443,457 shares of common stock issued upon conversion	2,444	7,015	—	—	—	9,459
Warrants settled in cash	—	(30,455)	—	—	—	(30,455)
Balance at September 30, 2014	$74,270	$541,882	$—	$545,931	$812,993	$1,975,076

Balance at December 31, 2012	$61,751	$496,715	$(2,583)	$686,807	$477,547	$1,720,237
Net income for period	—	—	—	—	202,325	202,325
Other comprehensive loss	—	—	—	(523,082)	—	(523,082)
Allocation of 89,150 shares of common stock by ESOP, including excess income tax benefits	—	432	960	—	—	1,392
Share-based compensation, including excess income tax benefits	—	7,492	—	—	—	7,492
Issuance of 2,755,270 shares of common stock under compensation plans, including excess income tax benefits	2,755	23,663	—	—	—	26,418
Extinguishment of convertible senior notes, net of tax, including 216,729 shares of common stock issued upon conversion	217	1,547	—	—	—	1,764
Warrants to be settled in cash	—	(41,878)	—	—	—	(41,878)
Balance at September 30, 2013	$64,723	$487,971	$(1,623)	$163,725	$679,872	$1,394,668
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income	$94,806	$202,325
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	1,114,381	881,910
Amortization of deferred sales inducements	96,676	183,992
Annuity product charges	(86,477)	(71,443)
Change in fair value of embedded derivatives	(21,652)	(8,913)
Change in traditional life and accident and health insurance reserves	396	11,327
Policy acquisition costs deferred	(312,070)	(313,560)
Amortization of deferred policy acquisition costs	113,949	265,534
Provision for depreciation and other amortization	7,578	14,285
Amortization of discounts and premiums on investments	(12,500)	7,920
Realized gains/losses on investments and net OTTI losses recognized in operations	8,197	(17,963)
Change in fair value of derivatives	(359,626)	(631,030)
Deferred income taxes	(39,823)	9,965
Loss on extinguishment of debt	10,551	589
Share-based compensation	1,142	5,942
Change in accrued investment income	(38,574)	(45,721)
Change in income taxes recoverable/payable	(6,384)	23,040
Change in other assets	(2,359)	(36)
Change in other policy funds and contract claims	(47,257)	(31,679)
Change in collateral held for derivatives	10,048	115,666
Change in other liabilities	(40,310)	5,474
Other	(3,339)	(3,200)
Net cash provided by operating activities	487,353	604,424

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	1,233,408	2,955,734
Equity securities - available for sale	—	44,829
Mortgage loans on real estate	316,841	402,233
Derivative instruments	886,556	662,336
Other investments	16,515	18,244
Acquisition of investments:
Fixed maturity securities - available for sale	(3,998,902)	(6,691,800)
Mortgage loans on real estate	(227,244)	(383,074)
Derivative instruments	(355,473)	(302,135)
Other investments	(68,891)	(24,302)
Purchases of property, furniture and equipment	(777)	(621)
Net cash used in investing activities	(2,197,967)	(3,318,556)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$3,016,856	$3,073,490
Coinsurance deposits	41,740	20,355
Return of annuity policyholder account balances	(1,410,682)	(1,226,967)
Financing fees incurred and deferred	(100)	(9,045)
Proceeds from notes payable	—	415,000
Repayment of notes payable	(119,677)	(43,243)
Net proceeds from settlement of notes hedges and warrants	10,401	—
Proceeds from amounts due under repurchase agreements	81,189	148,180
Excess tax benefits realized from share-based compensation plans	4,312	1,993
Proceeds from issuance of common stock	10,038	25,900
Change in checks in excess of cash balance	(32,192)	(25,145)
Net cash provided by financing activities	1,601,885	2,380,518
Decrease in cash and cash equivalents	(108,729)	(333,614)
Cash and cash equivalents at beginning of period	897,529	1,268,545
Cash and cash equivalents at end of period	$788,800	$934,931

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$39,090	$19,136
Income taxes	91,675	72,900
Non-cash operating activity:
Deferral of sales inducements	241,277	250,322
Non-cash investing activity:
Real estate acquired in satisfaction of mortgage loans	11,755	6,285
Non-cash financing activities:
Common stock issued in extinguishment of debt	56,292	3,367
Warrants to be settled in cash	—	41,878
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company (“we”, “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.
As previously reported in the notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, we identified certain classification errors related to the presentation of premiums and other considerations, insurance policy benefits and change in future policy benefits and interest sensitive and index product benefits related to life contingent immediate annuities in our audited consolidated statements of operations. Consistent with that presentation, we have revised the unaudited consolidated statements of operations for the three and nine months ended September 30, 2013. The changes resulted in increases to premiums and other considerations of $7.4 million and $26.4 million and insurance policy benefits and change in future policy benefits of $9.6 million and $34.3 million, as well as decreases to interest sensitive and index product benefits of $2.2 million and $7.9 million for the three and nine months ended September 30, 2013, respectively. These changes had no impact on the consolidated balance sheets, net income or stockholders' equity.
Reclassifications have been made to prior period unaudited consolidated financial statements to conform to the September 30, 2014 presentation.
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

2. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$31,023,646	$31,023,646	$26,610,447	$26,610,447
Held for investment	76,387	71,499	76,255	60,840
Equity securities, available for sale	7,756	7,756	7,778	7,778
Mortgage loans on real estate	2,474,306	2,536,716	2,581,082	2,615,410
Derivative instruments	744,033	744,033	856,050	856,050
Other investments	261,590	267,414	192,198	193,343
Cash and cash equivalents	788,800	788,800	897,529	897,529
Coinsurance deposits	3,080,282	2,733,971	2,999,618	2,669,432
Interest rate caps	3,644	3,644	6,103	6,103
Interest rate swap	—	—	712	712
2015 notes hedges	39,061	39,061	107,041	107,041
Counterparty collateral	198,434	198,434	315,824	315,824

Liabilities
Policy benefit reserves	38,453,572	32,240,023	35,453,166	29,670,827
Single premium immediate annuity (SPIA) benefit reserves	376,980	389,508	417,625	430,835
Notes payable	475,295	546,548	549,958	699,435
Subordinated debentures	246,193	238,530	246,050	234,959
Amounts due under repurchase agreements	81,189	81,189	—	—
2015 notes embedded conversion derivative	39,061	39,061	107,041	107,041
Interest rate swap	1,252	1,252	—	—
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

Our assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2014
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$37,711	$4,204	$33,507	$—
United States Government sponsored agencies	1,331,076	—	1,331,076	—
United States municipalities, states and territories	3,608,592	—	3,608,592	—
Foreign government obligations	192,519	—	192,519	—
Corporate securities	20,516,410	25	20,516,385	—
Residential mortgage backed securities	1,802,186	—	1,801,660	526
Commercial mortgage backed securities	2,618,928	—	2,618,928	—
Other asset backed securities	916,224	372	915,852	—
Equity securities, available for sale: finance, insurance and real estate	7,756	—	7,756	—
Derivative instruments	744,033	—	744,033	—
Cash and cash equivalents	788,800	788,800	—	—
Interest rate caps	3,644	—	3,644	—
2015 notes hedges	39,061	—	39,061	—
Counterparty collateral	198,434	—	198,434	—
	$32,805,374	$793,401	$32,011,447	$526
Liabilities
2015 notes embedded conversion derivative	$39,061	$—	$39,061	$—
Interest rate swap	1,252	—	1,252	—
Fixed index annuities - embedded derivatives	5,261,554	—	—	5,261,554
	$5,301,867	$—	$40,313	$5,261,554

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of September 30, 2014 and December 31, 2013.
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
Derivative instruments
The fair values of derivative instruments, primarily call options, are based upon the amount of cash that we expect to receive to settle each derivative instrument on the reporting date. These amounts are determined by our investment team using industry accepted valuation models and are adjusted for the nonperformance risk of each counterparty net of any collateral held. Inputs include market volatility and risk free interest rates and are used in income valuation techniques in arriving at a fair value for each option contract. The nonperformance risk for each counterparty is based upon its credit default swap rate. We have no performance obligations related to the call options purchased to fund our fixed index annuity policy liabilities.
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

The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Available for sale securities
Beginning balance	$668	$1,541	$1,376	$1,812
Principal returned	(68)	(148)	(260)	(709)
Amortization of premium/accretion of discount	1	(18)	(164)	116
Total gains (losses) (realized/unrealized):
Included in other comprehensive income (loss)	127	(61)	(19)	95
Included in operations	(202)	—	(407)	—
Ending balance	$526	$1,314	$526	$1,314
The Level 3 assets included in the table above are not material to our financial position, results of operations or cash flows, and it is management's opinion that the sensitivity of the inputs used in determining the fair value of these assets is not material as well.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$5,119,823	$3,747,052	$4,406,163	$3,337,556
Premiums less benefits	496,295	372,363	1,294,024	1,044,756
Change in fair value, net	(354,564)	(143,553)	(438,633)	(406,450)
Ending balance	$5,261,554	$3,975,862	$5,261,554	$3,975,862
Change in fair value, net for each period in our embedded derivatives are included in change in fair value of embedded derivatives in the unaudited consolidated statements of operations.
Certain derivatives embedded in our fixed index annuity contracts are our most significant financial instruments measured at fair value that are categorized as Level 3 in the fair value hierarchy. The contractual obligations for future annual index credits within our fixed index annuity contracts are treated as a "series of embedded derivatives" over the expected life of the applicable contracts. We estimate the fair value of these embedded derivatives at each valuation date by the method described above under fixed index annuities - embedded derivatives. The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as were used to project policy contract values.
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at September 30, 2014, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $355.9 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $213.9 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $397.8 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $231.6 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

3. Investments
At September 30, 2014 and December 31, 2013, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2014
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$37,910	$291	$(490)	$37,711
United States Government sponsored agencies	1,338,476	24,207	(31,607)	1,331,076
United States municipalities, states and territories	3,266,015	346,044	(3,467)	3,608,592
Foreign government obligations	181,123	13,109	(1,713)	192,519
Corporate securities	19,316,396	1,334,353	(134,339)	20,516,410
Residential mortgage backed securities	1,684,196	129,298	(11,308)	1,802,186
Commercial mortgage backed securities	2,594,756	43,292	(19,120)	2,618,928
Other asset backed securities	882,438	38,971	(5,185)	916,224
	$29,301,310	$1,929,565	$(207,229)	$31,023,646
Held for investment:
Corporate security	$76,387	$—	$(4,888)	$71,499

Equity securities, available for sale:
Finance, insurance, and real estate	$7,507	$249	$—	$7,756

December 31, 2013
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$44,852	$367	$(2,294)	$42,925
United States Government sponsored agencies	1,313,776	1,875	(121,362)	1,194,289
United States municipalities, states and territories	3,181,032	164,785	(39,074)	3,306,743
Foreign government obligations	86,112	8,907	(3,462)	91,557
Corporate securities	17,142,118	606,948	(516,029)	17,233,037
Residential mortgage backed securities	1,895,913	119,230	(43,183)	1,971,960
Commercial mortgage backed securities	1,821,988	3,287	(89,815)	1,735,460
Other asset backed securities	1,041,939	23,300	(30,763)	1,034,476
	$26,527,730	$928,699	$(845,982)	$26,610,447
Held for investment:
Corporate security	$76,255	$—	$(15,415)	$60,840

Equity securities, available for sale:
Finance, insurance, and real estate	$7,503	$275	$—	$7,778
At September 30, 2014, 32% of our fixed income securities have call features, of which 0.8% ($0.2 billion) were subject to call redemption and another 4% ($1.0 billion) will become subject to call redemption during the next twelve months. $0.5 billion of U.S. Government sponsored agency securities were called during April 2014.

The amortized cost and fair value of fixed maturity securities at September 30, 2014, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$48,059	$49,602	$—	$—
Due after one year through five years	1,246,185	1,402,686	—	—
Due after five years through ten years	8,461,914	8,657,273	—	—
Due after ten years through twenty years	6,962,630	7,443,830	—	—
Due after twenty years	7,421,132	8,132,917	76,387	71,499
	24,139,920	25,686,308	76,387	71,499
Residential mortgage backed securities	1,684,196	1,802,186	—	—
Commercial mortgage backed securities	2,594,756	2,618,928	—	—
Other asset backed securities	882,438	916,224	—	—
	$29,301,310	$31,023,646	$76,387	$71,499
Net unrealized gains on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities and equity securities	$1,722,585	$82,992
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(917,358)	(46,588)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense	(281,830)	(12,742)
Net unrealized gains reported as accumulated other comprehensive income	$545,931	$46,196
The National Association of Insurance Commissioners (“NAIC”) assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations (“NRSRO’s”). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered “investment grade” while NAIC Class 3 through 6 designations are considered “non-investment grade.” Based on the NAIC designations, we had 98% of our fixed maturity portfolio rated investment grade at September 30, 2014 and December 31, 2013.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	September 30, 2014		December 31, 2013
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$18,639,433	$19,873,945	$16,394,654	$16,531,250
2	10,160,844	10,657,187	9,630,251	9,598,399
3	508,843	496,899	502,822	474,165
4	67,643	66,563	74,493	66,078
5	—	—	—	—
6	934	551	1,765	1,395
	$29,377,697	$31,095,145	$26,603,985	$26,671,287

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 628 and 1,047 securities, respectively) have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2014
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$506	$—	$32,815	$(490)	$33,321	$(490)
United States Government sponsored agencies	51,590	(380)	605,930	(31,227)	657,520	(31,607)
United States municipalities, states and territories	75,487	(644)	71,363	(2,823)	146,850	(3,467)
Foreign government obligations	15,057	(214)	12,937	(1,499)	27,994	(1,713)
Corporate securities:
Finance, insurance and real estate	530,312	(6,352)	451,461	(20,971)	981,773	(27,323)
Manufacturing, construction and mining	1,451,461	(22,991)	839,113	(35,082)	2,290,574	(58,073)
Utilities and related sectors	387,420	(5,086)	461,882	(21,632)	849,302	(26,718)
Wholesale/retail trade	192,142	(3,723)	99,888	(5,437)	292,030	(9,160)
Services, media and other	284,105	(3,662)	260,985	(9,403)	545,090	(13,065)
Residential mortgage backed securities	148,490	(2,407)	204,929	(8,901)	353,419	(11,308)
Commercial mortgage backed securities	858,538	(7,695)	429,678	(11,425)	1,288,216	(19,120)
Other asset backed securities	48,967	(2,007)	81,296	(3,178)	130,263	(5,185)
	$4,044,075	$(55,161)	$3,552,277	$(152,068)	$7,596,352	$(207,229)
Held for investment:
Corporate security:
Insurance	$—	$—	$71,499	$(4,888)	$71,499	$(4,888)

December 31, 2013
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$32,969	$(2,294)	$—	$—	$32,969	$(2,294)
United States Government sponsored agencies	692,320	(88,671)	467,309	(32,691)	1,159,629	(121,362)
United States municipalities, states and territories	614,056	(39,074)	—	—	614,056	(39,074)
Foreign government obligations	26,298	(3,462)	—	—	26,298	(3,462)
Corporate securities:
Finance, insurance and real estate	1,690,846	(92,426)	153,037	(12,873)	1,843,883	(105,299)
Manufacturing, construction and mining	3,370,775	(191,245)	93,608	(16,088)	3,464,383	(207,333)
Utilities and related sectors	1,829,868	(102,758)	83,550	(11,547)	1,913,418	(114,305)
Wholesale/retail trade	428,407	(25,189)	17,687	(1,992)	446,094	(27,181)
Services, media and other	834,699	(51,508)	107,242	(10,403)	941,941	(61,911)
Residential mortgage backed securities	309,599	(41,080)	31,739	(2,103)	341,338	(43,183)
Commercial mortgage backed securities	1,450,143	(83,814)	51,099	(6,001)	1,501,242	(89,815)
Other asset backed securities	356,018	(20,426)	92,372	(10,337)	448,390	(30,763)
	$11,635,998	$(741,947)	$1,097,643	$(104,035)	$12,733,641	$(845,982)
Held for investment:
Corporate security:
Insurance	$—	$—	$60,840	$(15,415)	$60,840	$(15,415)

The following is a description of the factors causing the temporary unrealized losses by investment category as of September 30, 2014:
United States Government sponsored agencies: These securities are relatively long in duration; however, most are callable in less than 12 months making the value of such securities sensitive to changes in market interest rates. The timing of when some of these securities were purchased gave rise to unrealized losses at September 30, 2014.
United States municipalities, states and territories: These securities are relatively long in duration and their fair values are sensitive to changes in market interest rates. The timing of the purchase of these securities have resulted in unrealized losses.
Corporate securities: The unrealized losses in these securities are due partially to the timing of purchases. These securities carry yields less than those available at September 30, 2014. In addition, a small number of securities have seen their credit spreads remain wide due to issuer or industry specific news while some financial and industrial sector credit spreads remain wide due to continued economic uncertainty and concerns of economic instability.
Residential mortgage backed securities: At September 30, 2014, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 35 securities with a total amortized cost basis of $254.3 million and a fair value of $281.6 million. Despite recent improvements in the capital markets, the fair values of RMBS with weaker borrower characteristics continue at prices below amortized cost. These RMBS prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.
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
Approximately 89% and 95% of the unrealized losses on fixed maturity securities shown in the above table for September 30, 2014 and December 31, 2013, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains on investments for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$4,883	$(449)	$10,527	$(802)
Investments carried at fair value:
Fixed maturity securities, available for sale	$(54,291)	$(276,793)	$1,639,619	$(1,735,347)
Equity securities, available for sale	(7)	(84)	(26)	(8,033)
	(54,298)	(276,877)	1,639,593	(1,743,380)
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	38,699	152,944	(870,770)	938,637
Deferred income tax asset/liability	5,459	43,378	(269,088)	281,661
	44,158	196,322	(1,139,858)	1,220,298
Change in net unrealized gains on investments carried at fair value	$(10,140)	$(80,555)	$499,735	$(523,082)
Proceeds from sales of available for sale securities for the nine months ended September 30, 2014 and 2013 were $141.8 million and $1.2 billion, respectively. Scheduled principal repayments, calls and tenders for available for sale securities for the nine months ended September 30, 2014 and 2013 were $1.1 billion and $1.9 billion, respectively.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains (losses) on investments, excluding net OTTI losses for the three and nine months ended September 30, 2014 and 2013, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$179	$3,965	$1,536	$24,608
Gross realized losses	(148)	(2,096)	(910)	(5,106)
	31	1,869	626	19,502
Available for sale equity securities:
Gross realized gains	—	—	—	9,571

Other investments:
Gain on sale of real estate	455	201	1,493	1,505
Loss on sale of real estate	—	(278)	(231)	(744)
Impairment losses on real estate	(1,436)	(678)	(2,235)	(823)
	(981)	(755)	(973)	(62)
Mortgage loans on real estate:
Increase in allowance for credit losses	(2,240)	(3,191)	(5,787)	(4,814)
	$(3,190)	$(2,077)	$(6,134)	$24,197
Losses on available for sale fixed maturity securities were realized primarily due to strategies to reposition the fixed maturity security portfolio that result in improved net investment income, risk or duration profiles as they pertain to our asset liability management.
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
We have a policy and process to identify securities that could potentially have impairments that are other than temporary. This process involves monitoring market events and other items that could impact issuers. The evaluation includes but is not limited to such factors as:

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
The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the nine months ended September 30, 2014 and 2013, which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Nine months ended September 30, 2014
Prime	2005	7.5%	7.5%	15%	15%	50%	50%
	2006	6.5%	7.4%	11%	12%	50%	50%
	2007	7.0%	7.0%	14%	14%	55%	55%
Alt-A	2005	5.6%	6.4%	87%	89%	2%	2%

Nine months ended September 30, 2013
Prime	2003	5.1%	5.1%	2%	2%	30%	30%
	2005	6.5%	7.7%	8%	18%	50%	65%
	2006	6.0%	6.9%	9%	16%	50%	50%
	2007	6.2%	6.7%	11%	25%	40%	60%
	2008	6.6%	6.6%	16%	16%	45%	45%
	2009	6.8%	6.8%	17%	17%	60%	60%
Alt-A	2005	5.6%	8.7%	15%	81%	2%	65%
	2007	6.2%	6.9%	38%	52%	60%	65%
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
The following table summarizes other than temporary impairments for the three and nine months ended September 30, 2014 and 2013, by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized from Other Comprehensive Income	Net OTTI Losses Recognized in Operations
		(Dollars in thousands)
Three months ended September 30, 2014
Fixed maturity securities, available for sale:
Residential mortgage backed securities	3	$—	$(564)	$(564)

Three months ended September 30, 2013
Fixed maturity securities, available for sale:
Residential mortgage backed securities	2	$—	$(222)	$(222)

Nine months ended September 30, 2014
Fixed maturity securities, available for sale:
Residential mortgage backed securities	6	$—	$(2,063)	$(2,063)

Nine months ended September 30, 2013
Fixed maturity securities, available for sale:
United States Government sponsored agencies	2	$(2,775)	$—	$(2,775)
Corporate securities:
Industrial	1	(1,761)	—	(1,761)
Residential mortgage backed securities	6	—	(1,270)	(1,270)
Equity security, available for sale:
Industrial	1	(428)	—	(428)
	10	$(4,964)	$(1,270)	$(6,234)
The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(127,459)	$(128,513)	$(125,960)	$(134,027)
Credit losses on securities for which OTTI has not previously been recognized	—	—	—	(4,536)
Additional credit losses on securities for which OTTI has previously been recognized	(564)	(222)	(2,063)	(1,270)
Accumulated losses on securities that were disposed of during the period	—	2,775	—	13,873
Cumulative credit loss at end of period	$(128,023)	$(125,960)	$(128,023)	$(125,960)

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income (loss), by major type of security, for securities that are part of our investment portfolio at September 30, 2014 and December 31, 2013:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
September 30, 2014
Fixed maturity securities, available for sale:
Corporate securities	$—	$—	$25	$25
Residential mortgage backed securities	597,409	(174,271)	217,197	640,335
	$597,409	$(174,271)	$217,222	$640,360
December 31, 2013
Fixed maturity securities, available for sale:
Corporate securities	$—	$—	$20	$20
Residential mortgage backed securities	679,265	(176,334)	216,061	718,992
	$679,265	$(176,334)	$216,081	$719,012
4. Mortgage Loans on Real Estate
Our mortgage loan portfolio, summarized in the following table, totaled $2.5 billion at September 30, 2014 and $2.6 billion at December 31, 2013, with commitments outstanding of $55.9 million at September 30, 2014.

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Principal outstanding	$2,502,703	$2,607,698
Loan loss allowance	(27,864)	(26,047)
Deferred prepayment fees	(533)	(569)
Carrying value	$2,474,306	$2,581,082
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

	September 30, 2014		December 31, 2013
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$751,859	30.0%	$765,717	29.4%
Middle Atlantic	143,949	5.8%	156,489	6.0%
Mountain	307,393	12.3%	356,246	13.7%
New England	14,415	0.6%	21,324	0.8%
Pacific	290,794	11.6%	317,431	12.2%
South Atlantic	490,945	19.6%	483,852	18.5%
West North Central	335,124	13.4%	351,794	13.5%
West South Central	168,224	6.7%	154,845	5.9%
	$2,502,703	100.0%	$2,607,698	100.0%
Property type distribution
Office	$517,387	20.7%	$590,414	22.6%
Medical Office	93,834	3.7%	125,703	4.8%
Retail	719,554	28.7%	711,364	27.3%
Industrial/Warehouse	675,131	27.0%	673,449	25.8%
Hotel	34,615	1.4%	61,574	2.4%
Apartment	332,694	13.3%	291,823	11.2%
Mixed use/other	129,488	5.2%	153,371	5.9%
	$2,502,703	100.0%	$2,607,698	100.0%

Our financing receivables currently consist of one portfolio segment which is our commercial mortgage loan portfolio. These are mortgage loans with collateral consisting of commercial real estate and borrowers consisting mostly of limited liability partnerships or limited liability corporations.
We evaluate our mortgage loan portfolio for the establishment of a loan loss allowance by specific identification of impaired loans and the measurement of an estimated loss for each individual loan identified. A mortgage loan is impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. If we determine that the value of any specific mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or the fair value of the underlying collateral less estimated costs to sell.
In addition, we analyze the mortgage loan portfolio for the need of a general loan allowance for probable losses on all other loans on a quantitative and qualitative basis. The amount of the general loan allowance is based upon management's evaluation of the collectability of the loan portfolio, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions.
We rate each of the mortgage loans in our portfolio based on factors such as historical operating performance, loan to value ratio and economic outlook, among others. We calculate a loss factor to apply to each rating based on historical losses we have recognized in our mortgage loan portfolio. We apply the loss factors to the total principal outstanding within each rating category to determine an appropriate estimate of general loan loss allowance. We also assess the portfolio qualitatively and apply a loss rate to all loans without a specific allowance based on management's assessment of economic conditions, and we apply an additional amount of loss allowance to a group of loans that we have identified as having higher risk of loss.
The following tables present a rollforward of our specific and general valuation allowances for mortgage loans on real estate:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(17,282)	$(9,300)	$(21,176)	$(10,500)
Charge-offs	958	—	3,749	—
Change in provision for credit losses	(1,040)	(1,200)	(2,691)	(500)
Ending allowance balance	$(17,364)	$(10,500)	$(20,118)	$(11,000)

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(16,847)	$(9,200)	$(23,134)	$(11,100)
Charge-offs	3,715	—	7,930	—
Recoveries	255	—	—	—
Change in provision for credit losses	(4,487)	(1,300)	(4,914)	100
Ending allowance balance	$(17,364)	$(10,500)	$(20,118)	$(11,000)
The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is for the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Individually evaluated for impairment	$37,954	$47,018
Collectively evaluated for impairment	2,464,749	2,560,680
Total loans evaluated for impairment	$2,502,703	$2,607,698
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

During the three months ended September 30, 2014, one mortgage loan was satisfied by taking ownership of the real estate serving as collateral and during the nine months ended September 30, 2014, six mortgage loans were satisfied by taking ownership of the real estate serving as collateral compared to three and four mortgage loans for the same periods in 2013. The following table summarizes the activity in the real estate owned which was obtained in satisfaction of mortgage loans on real estate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Real estate owned at beginning of period	$24,606	$26,609	$22,844	$33,172
Real estate acquired in satisfaction of mortgage loans	1,748	5,441	11,755	6,285
Additions	—	52	—	532
Sales	(2,431)	(5,832)	(9,579)	(13,245)
Impairments	(1,436)	(678)	(2,235)	(823)
Depreciation	(153)	(159)	(451)	(488)
Real estate owned at end of period	$22,334	$25,433	$22,334	$25,433
We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Credit Exposure--By Payment Activity
Performing	$2,490,059	$2,593,276
In workout	—	6,248
Delinquent	6,032	—
Collateral dependent	6,612	8,174
	$2,502,703	$2,607,698
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
Mortgage loans are considered delinquent when they become 60 days past due. When loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. Outstanding principal of loans in a non-accrual status at September 30, 2014 and December 31, 2013 totaled $12.6 million and $8.2 million, respectively.
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

Aging of financing receivables is summarized in the following table, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
September 30, 2014	$2,484	$6,032	$—	$8,516	$2,487,575	$6,612	$2,502,703
December 31, 2013	$—	$—	$—	$—	$2,599,524	$8,174	$2,607,698
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

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
September 30, 2014
Mortgage loans with an allowance	$20,590	$37,954	$(17,364)
Mortgage loans with no related allowance	2,657	2,657	—
	$23,247	$40,611	$(17,364)
December 31, 2013
Mortgage loans with an allowance	$30,171	$47,018	$(16,847)
Mortgage loans with no related allowance	3,264	3,264	—
	$33,435	$50,282	$(16,847)

	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Three months ended September 30, 2014
Mortgage loans with an allowance	$22,157	$539
Mortgage loans with no related allowance	2,656	—
	$24,813	$539
Three months ended September 30, 2013
Mortgage loans with an allowance	$31,488	$1,135
Mortgage loans with no related allowance	18,781	366
	$50,269	$1,501
Nine months ended September 30, 2014
Mortgage loans with an allowance	$23,580	$1,696
Mortgage loans with no related allowance	2,656	—
	$26,236	$1,696
Nine months ended September 30, 2013
Mortgage loans with an allowance	$32,315	$2,069
Mortgage loans with no related allowance	18,822	797
	$51,137	$2,866

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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. A summary of mortgage loans on commercial real estate with outstanding principal at September 30, 2014 and December 31, 2013 that we determined to be TDRs are as follows:

Geographic Region	Number of TDRs	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount
		(Dollars in thousands)
September 30, 2014
South Atlantic	6	$11,747	$(3,319)	$8,428
East North Central	1	2,196	(467)	1,729
West North Central	1	1,894	(857)	1,037
	8	$15,837	$(4,643)	$11,194
December 31, 2013
East	1	$3,712	$(949)	$2,763
Mountain	7	22,140	(329)	21,811
South Atlantic	7	13,930	(4,177)	9,753
East North Central	1	2,219	(467)	1,752
West North Central	1	1,938	(475)	1,463
West South Central	1	1,714	(256)	1,458
	18	$45,653	$(6,653)	$39,000

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

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$744,033	$856,050
Other assets
2015 notes hedges	39,061	107,041
Interest rate caps	3,644	6,103
Interest rate swap	—	712
	$786,738	$969,906
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$5,261,554	$4,406,163
Other liabilities
2015 notes embedded conversion derivative	39,061	107,041
Interest rate swap	1,252	—
	$5,301,867	$4,513,204
The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$45,931	$129,428	$391,173	$532,282
2015 notes hedges	(6,823)	73,504	(27,124)	101,799
2015 warrants	—	(9,199)	—	(9,199)
Interest rate swap	254	(496)	(2,996)	4,039
Interest rate caps	(144)	(209)	(2,459)	2,109
	$39,218	$193,028	$358,594	$631,030
Change in fair value of embedded derivatives:
2015 notes embedded conversion derivative	$(6,823)	$75,750	$(31,356)	$104,045
Fixed index annuities—embedded derivatives	(188,383)	(39,526)	9,704	(112,958)
	$(195,206)	$36,224	$(21,652)	$(8,913)
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
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			September 30, 2014		December 31, 2013
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A	A2	$2,246,624	$72,983	$1,683,911	$73,836
Barclays	A	A2	3,623,829	103,851	2,396,839	113,513
BNP Paribas	A+	A1	1,396,822	47,466	1,382,661	38,849
Citibank, N.A.	A	A2	3,140,186	104,580	1,536,547	72,310
Credit Suisse	A	A1	2,331,074	76,262	4,060,352	193,304
Deutsche Bank	A	A3	1,896,694	48,434	747,587	41,074
HSBC	AA-	A1	119,798	6,223	200,011	10,518
J.P. Morgan	A+	Aa3	447,612	15,838	786,429	36,863
Morgan Stanley	A-	Baa2	2,876,299	121,615	3,546,487	150,437
Royal Bank of Canada	AA-	Aa3	1,383,324	42,089	714,941	25,140
Wells Fargo	AA-	Aa3	3,282,302	104,692	2,221,874	100,206
			$22,744,564	$744,033	$19,277,639	$856,050
As of September 30, 2014 and December 31, 2013, we held $715.3 million and $818.2 million, respectively, of cash and cash equivalents and other securities from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $64.1 million and $71.7 million at September 30, 2014 and December 31, 2013, respectively.
The future annual index credits on our fixed index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. We do not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. We must value both the call options and the related forward embedded options in the policies at fair value. During the nine months ended September 30, 2014, we revised future period assumptions for lapse rates and the expected costs of annual call options used in determining fixed index annuity embedded derivatives. These revisions decreased the change in fair value of embedded derivatives for the nine months ended September 30, 2014 by $62.6 million, which after related adjustments to deferred sales inducements and deferred policy acquisition costs and income taxes, increased net income and earnings per common share - assuming dilution by $14.8 million and $0.19, respectively.
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
Details regarding the interest rate swap are as follows:

	Notional		Pay		September 30, 2014	December 31, 2013
Maturity Date	Amount	Receive Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	LIBOR	2.415%	SunTrust	$(1,252)	$712

Details regarding the interest rate caps are as follows:

	Notional		Cap		September 30, 2014	December 31, 2013
Maturity Date	Amount	Floating Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	LIBOR	2.50%	SunTrust	$1,835	$3,073
July 8, 2021	12,000	LIBOR	2.50%	SunTrust	551	923
July 29, 2021	27,000	LIBOR	2.50%	SunTrust	1,258	2,107
	$79,000				$3,644	$6,103
The interest rate swap converts floating rates to fixed rates for seven years beginning March 2014. The interest rate caps cap our interest rates for seven years beginning July 2014. As of September 30, 2014, we held $2.3 million of cash and cash equivalents from the counterparty for derivative collateral related to the swap and caps, which is included in other liabilities on our consolidated balance sheets.
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
During the nine months ended September 30, 2014, we entered into four separate partial unwind agreements with the two counterparties to the 2015 notes hedges and the 2015 warrants to coincide with the extinguishment of a portion of our 2015 notes (see Note 6) whereby we agreed to settle the related 2015 notes hedges and the 2015 warrants and received net cash from the counterparties totaling $10.4 million. Subsequent to September 30, 2014 we entered into partial unwind agreements with the counterparties to the 2015 notes hedges and the 2015 warrants and will receive net cash totaling $6.2 million. Subsequent to the settlement of these unwind agreements and certain conversion rate adjustments due to dividends paid, 2015 notes hedges remain outstanding whereby we will receive the cash equivalent of the conversion spread on 1.8 million shares of our common stock based upon a strike price of $12.35 per share and warrants remain outstanding for the purchase of up to 1.8 million shares of our common stock at a strike price of $15.75 per share. At September 30, 2014 and 2013, the remaining 2015 warrants were dilutive as the average price of our common stock exceeded the $15.75 strike price of the 2015 warrants and the effect has been included in diluted earnings per share for the three and nine months ended September 30, 2014 and 2013.
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

	September 30, 2014		December 31, 2013
	September 2015 Notes	December 2029 Notes	September 2015 Notes	December 2029 Notes
	(Dollars in thousands)
Notes payable:
Principal amount of liability component	$45,450	$32,142	$91,951	$68,373
Unamortized discount	(1,898)	(399)	(6,623)	(3,743)
Net carrying amount of liability component	$43,552	$31,743	$85,328	$64,630
Additional paid-in capital:
Carrying amount of equity component		$4,325		$15,586
Amount by which the if-converted value exceeds principal	$38,728	$46,282	$104,403	$113,169
The discount is being amortized over the expected lives of the notes, which is the maturity date of September 15, 2015 for the 2015 notes and the first put/call date of December 15, 2014 for the 2029 notes. The effective interest rates during the discount amortization periods are 8.9% and 11.9% on the 2015 notes and the 2029 notes, respectively. The interest cost recognized in operations for the convertible notes, inclusive of the coupon and amortization of the discount and debt issue costs, was $1.9 million and $7.6 million for the three and nine months ended September 30, 2014 compared to $7.1 million and $21.1 million for the same periods in 2013.
We are required to include the dilutive effect of the 2029 notes in our diluted earnings per share calculation. Because these notes include a mandatory cash settlement feature for the principal amount, incremental dilutive shares will only exist when the fair value of our common stock at the end of the reporting period exceeds the conversion price per share of $9.57. At September 30, 2014 and 2013, the conversion premium of the 2029 notes was dilutive and the effect has been included in diluted earnings per share for the three and nine months ended September 30, 2014 and 2013. The 2015 notes and the 2015 notes hedges are excluded from the dilutive effect in our diluted earnings per share calculation as they are currently to be settled only in cash.
During the nine months ended September 30, 2014, we extinguished $36.2 million principal amount of our 2029 notes and $46.5 million principal amount of our 2015 notes. Total consideration paid to holders of the 2029 notes consisted of $66.8 million in cash and and $23.2 million in shares of our common stock (946,793 shares). The carrying value of the 2029 notes at extinguishment was $34.6 million which resulted in a loss of $2.5 million on extinguishment of debt, net of income taxes. Total consideration paid to holders of the 2015 notes consisted of $52.9 million in cash and $33.1 million in shares of our common stock (1,496,664 shares). The carrying value of the 2015 notes at extinguishment was $43.8 million which resulted in a loss of $5.4 million, net of income taxes.
Subsequent to September 30, 2014, we extinguished $23.1 million principal amount of our 2015 notes. Total consideration paid to holders of the 2015 notes consisted of $30.0 million in cash and $15.1 million in shares of our common stock (618,391 shares). The carrying value of the 2015 notes at extinguishment was $22.2 million which resulted in a loss of $1.1 million, net of income taxes.
Under our $140 million four year unsecured revolving line of credit agreement, we are required to maintain a minimum risk-based capital ratio at our subsidiary, American Equity Investment Life Insurance Company ("American Equity Life"), of at least 275%, a maximum ratio of adjusted debt to total adjusted capital of 0.35, and a minimum level of statutory surplus at American Equity Life equal to the sum of 1) 80% of statutory surplus at September 30, 2013, 2) 50% of the statutory net income for each fiscal quarter ending after September 30, 2013, and 3) 50% of all capital contributed to American Equity Life after September 30, 2013. The agreement contains an accordion feature that allows us, on up to three occasions and subject to credit availability, to increase the credit facility by an additional $50 million in the aggregate. We also have the ability to extend the maturity date by an additional one year past the initial maturity date of November 22, 2017 with the consent of the extending banks. There are currently no guarantors of the credit facility, but certain of our subsidiaries must guarantee our obligations under the credit agreement if such subsidiaries guarantee other material amounts of our debt. No amounts were outstanding at September 30, 2014 and December 31, 2013.
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). The maximum amount borrowed was $138.7 million and $258.6 million during the nine months ended September 30, 2014 and 2013, respectively. When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $0.9 million and $9.4 million for the three and nine months ended September 30, 2014 compared to $131.5 million and $47.5 million for the three and nine months ended September 30, 2013. The weighted average interest rate on amounts due under repurchase agreements was 0.35% and 0.15% for the three and nine months ended September 30, 2014 compared to 0.17% and 0.18% for the three and nine months ended September 30, 2013.

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
We recorded an estimated litigation liability of $17.5 million during the third quarter of 2012 related to the Los Angeles Case. We increased our estimated litigation liability for this matter to $21.2 million during the fourth quarter of 2013 following the passage of the deadline for submission of claims by class members in the lawsuit and based upon information available at that time. However, we decreased the liability by $2.3 million in the first quarter of 2014 as additional information became available concerning the nature and magnitude of the claims received. In addition, during the first quarter of 2014, we paid $7.8 million in legal fees to the plaintiffs' counsel. The estimated litigation liability at September 30, 2014 is $11.1 million. While review of the claim forms has been stayed due to the appeal and it is difficult to predict the amount of the liabilities that will ultimately result from the completion of the claims process, the $11.1 million litigation liability represents our best estimate of probable loss with respect to this litigation. In light of the inherent uncertainties involved in the matter described above, there can be no assurance that such litigation, or any other pending or future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.
In addition to our commitments to fund mortgage loans, we have unfunded commitments at September 30, 2014 to limited partnerships of $18.6 million and to secured bank loans of $9.1 million.

8. Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Numerator:
Net income - numerator for earnings per common share	$67,815	$56,181	$94,806	$202,325

Denominator:
Weighted average common shares outstanding (1)	75,082,852	65,129,442	74,030,290	64,239,117
Effect of dilutive securities:
Convertible senior notes	1,982,089	6,601,347	2,485,974	6,601,347
2015 warrants	1,230,020	1,388,826	1,730,077	462,942
Stock options and deferred compensation agreements	1,115,927	1,440,101	1,185,973	1,155,670
Restricted stock units	56,222	—	44,944	—
Denominator for earnings per common share - assuming dilution	79,467,110	74,559,716	79,477,258	72,459,076

Earnings per common share	$0.90	$0.86	$1.28	$3.15
Earnings per common share - assuming dilution	$0.85	$0.75	$1.19	$2.79

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.
Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
		Minimum	Maximum
Three months ended September 30, 2014	1,275,050	$24.79	$24.79
Three months ended September 30, 2013	—	$—	$—
Nine months ended September 30, 2014	1,275,050	$24.79	$24.79
Nine months ended September 30, 2013	—	$—	$—

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at September 30, 2014, and the unaudited consolidated results of operations for the three and nine month periods ended September 30, 2014 and 2013, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Average yield on invested assets	4.89%	5.02%	4.89%	4.99%
Aggregate cost of money	2.07%	2.22%	2.12%	2.26%
Aggregate investment spread	2.82%	2.80%	2.77%	2.73%

Impact of:
Investment yield - additional prepayment income	0.07%	0.05%	0.05%	0.06%
Cost of money benefit of over hedging	0.05%	0.03%	0.03%	0.04%

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
The current interest rate environment with low yields for investments with the credit quality we prefer presents a strong headwind to restoring our investment spread to the 3.00% target rate. With our portfolio yield still under pressure from lower rates on benchmark U.S. Treasury securities and narrower credit spreads, further adjustments to new and renewal crediting rates will be considered. We have on average 0.60% of room to reduce rates before we would reach guaranteed rates on the entire September 30, 2014 in force book of business. We implemented modest reductions in certain new money rates in early October 2014, which we believe will not have an impact on our sales momentum. This represents the first adjustments to new money rates since the third quarter of 2013 when we increased rates in response to rising investment yields at that time. While we continue to be reluctant to reduce new money rates for competitive reasons, we remain aware of our spread and return on average equity objectives. We will continue to monitor the competitive environment and make further adjustments to new money rates based upon changes in market conditions.
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
Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013
Annuity deposits by product type collected during the three and nine months ended September 30, 2014 and 2013, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2014	2013	2014	2013
	(Dollars in thousands)
Fixed index annuities:
Index strategies	$838,773	$722,088	$2,262,277	$2,091,166
Fixed strategy	202,676	254,399	620,829	782,944
	1,041,449	976,487	2,883,106	2,874,110
Fixed rate annuities:
Single-year rate guaranteed	10,959	16,238	43,359	56,552
Multi-year rate guaranteed	13,741	47,281	90,391	142,828
Single premium immediate annuities	5,633	13,618	18,059	45,422
	30,333	77,137	151,809	244,802
Total before coinsurance ceded	1,071,782	1,053,624	3,034,915	3,118,912
Coinsurance ceded	36,308	42,004	118,699	129,183
Net after coinsurance ceded	$1,035,474	$1,011,620	$2,916,216	$2,989,729
Annuity deposits before coinsurance ceded increased 2% during the third quarter of 2014 and decreased 3% during the nine months ended September 30, 2014 compared to the same periods in 2013. We attribute the decrease in year to date annuity deposits to certain competitive factors in the market. In August 2014, we launched three initiatives intended to enhance our competitive position: a new index crediting strategy, revisions to the payouts under our lifetime income benefit rider and a new option for payment of commissions to independent agents. These initiatives contributed to the increase in third quarter annuity deposits.

Net income, in general, has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 13% to $33.8 billion for the third quarter of 2014 and increased 13% to $32.9 billion for the nine months ended September 30, 2014 compared to $30.0 billion and $29.0 billion for the same periods in 2013. Our investment spread measured in dollars was $206.8 million for the third quarter of 2014 and $587.9 million for the nine months ended September 30, 2014 compared to $182.5 million and $511.5 million for the same periods in 2013. As previously mentioned, our investment spread has been negatively impacted by the extended low interest rate environment (see Net investment income).
Net income is also impacted by the change in fair value of derivatives and embedded derivatives which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income for the three months ended September 30, 2014 was positively impacted by increases in the discount rates used to estimate our embedded derivative liabilities, while net income for the nine months ended September 30, 2014 was negatively impacted by decreases in the discount rates used to estimate our embedded derivative liabilities. Net income for the three and nine months ended September 30, 2013 was positively impacted by increases in the discount rates used to estimate our embedded derivative liabilities. Net income for the nine months ended September 30, 2014 was also impacted by revisions of assumptions used in determining fixed index annuity embedded derivatives that were made in the second quarter of 2014. These revisions, which consisted of changes in the lapse and expected costs of annual call options assumptions, decreased the change in fair value of embedded derivatives for the nine months ended September 30, 2014 by $62.6 million, which after related adjustments to deferred sales inducements and deferred policy acquisition costs and income taxes, increased net income for the nine months ended September 30, 2014 by $14.8 million. See Change in fair value of embedded derivatives.
We periodically revise the key assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. The impact of unlocking during the three and nine months ended September 30, 2014 was a $12.6 million decrease in amortization of deferred sales inducements and a $35.5 million decrease in amortization of deferred policy acquisition costs and included the impact of account balance true ups as of September 30, 2014 and adjustment to future period assumptions for investment spread, surrenders and certain expenses. The unlocking process increased net income for the three and nine months ended September 30, 2014 by $31.0 million. The impact of unlocking during the three and nine months ended September 30, 2013 was a $11.1 million decrease in amortization of deferred sales inducements and a $18.5 million decrease in amortization of deferred policy acquisition costs, which increased net income for the three and nine months ended September 30, 2013 by $19.1 million.
Net income for the 2014 periods was negatively impacted by a revision of assumptions used in determining reserves held for living income benefit riders. This revision was consistent with unlocking for deferred policy acquisition costs and deferred sales inducements. The impact increased interest sensitive and index product benefits for the three and nine months ended September 30, 2014 by $12.4 million and decreased net income for the three and nine months ended September 30, 2014 by $8.0 million. For the three and nine months ended September 30, 2013, the impact from the revision of these assumptions decreased interest sensitive and index product benefits by $1.8 million and increased net income for the three and nine months ended September 30, 2013 by $1.1 million.
Net income for the 2013 periods was negatively impacted due to the partial unwind agreements we entered into related to the 2015 notes hedges and 2015 warrants. The impact decreased the change in fair value of derivatives for the three and nine months ended September 30, 2013 by $11.4 million and decreased net income for the three and nine months ended September 30, 2013 by $6.7 million.
Operating income (a non-GAAP financial measure) increased 7% to $64.0 million in the third quarter of 2014 and increased 13% to $139.9 million for the nine months ended September 30, 2014 compared to $59.8 million and $123.6 million for the same periods in 2013.
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

The adjustments made to net income to arrive at operating income for the three and nine months ended September 30, 2014 and 2013 are set forth in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Reconciliation of net income to operating income:
Net income	$67,815	$56,181	$94,806	$202,325
Net realized (gains) losses and net OTTI losses on investments, net of offsets	1,551	890	3,476	(5,488)
Change in fair value of derivatives and embedded derivatives - index annuities, net of offsets	(4,957)	(4,907)	34,636	(75,285)
Change in fair value of derivatives and embedded derivatives - debt, net of income taxes	(427)	7,136	29	3,098
Extinguishment of debt, net of income taxes	—	548	7,912	893
Litigation reserve, net of offsets	—	—	(916)	(1,969)
Operating income	$63,982	$59,848	$139,943	$123,574
The amounts disclosed in the reconciliation above are net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and income taxes.
Operating income for the 2014 periods includes benefit from unlocking which decreased amortization of deferred sales inducements by $10.7 million and amortization of deferred acquisition costs by $33.0 million and increased operating income by $28.2 million for the three and nine months ended September 30, 2014. The three and nine months ended September 30, 2013 includes benefit from unlocking which decreased amortization of deferred sales inducements by $12.6 million and amortization of deferred acquisition costs by $20.4 million and increased operating income by $21.3 million.
Operating income for the 2014 periods also includes expense from a revision of assumptions used in determining reserves held for living income benefit riders which increased interest sensitive and index product benefits for the three and nine months ended September 30, 2014 by $12.4 million and decreased operating income for the three and nine months ended September 30, 2014 by $8.0 million. For the three and nine months ended September 30, 2013, the impact decreased interest sensitive and index product benefits by $1.8 million and increased operating income by $1.1 million.
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
Premiums and other considerations decreased 39% to $6.0 million in the third quarter of 2014 and decreased 35% to $22.5 million for the nine months ended September 30, 2014 compared to $9.9 million and $34.5 million for the same periods in 2013. These revenues are comprised of life insurance premiums and premiums from life contingent single premium immediate annuities including life contingent supplemental contracts issued upon annuitization of deferred annuities. Life insurance premiums have remained consistent while premiums from life contingent single premium immediate annuities ($3.4 million and $7.4 million for the third quarter of 2014 and 2013, respectively, and $14.2 million and $26.4 million for the nine months ended September 30, 2014 and 2013, respectively) have decreased because we have adjusted the rates offered on these products to be less competitive in the low interest rate environment.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 21% to $32.0 million in the third quarter of 2014 and increased 21% to $86.5 million for the nine months ended September 30, 2014 compared to $26.5 million and $71.4 million for the same periods in 2013. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Surrender charges	$11,717	$11,160	$37,082	$33,954
Lifetime income benefit riders (LIBR) fees	20,241	15,291	49,395	37,489
	$31,958	$26,451	$86,477	$71,443

Withdrawals from annuity policies subject to surrender charges	$66,476	$79,693	$252,993	$239,003
Average surrender charge collected on withdrawals subject to surrender charges	17.6%	14.0%	14.7%	14.2%

Fund values on policies subject to LIBR fees	$3,301,219	$2,681,460	$8,733,843	$6,996,570
Weighted average per policy LIBR fee	0.61%	0.57%	0.57%	0.54%
The increases in fees assessed for lifetime income benefit riders were primarily due to a larger volume of business in force subject to the fee. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders.
Net investment income increased 9% to $386.9 million in the third quarter of 2014 and increased 11% to $1.1 billion for the nine months ended September 30, 2014 compared to $354.1 million and $1.0 billion for the same periods in 2013. These increases were principally attributable to the growth in our annuity business and a corresponding increase in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 12% to $31.7 billion for the third quarter of 2014 and increased 13% to $30.8 billion for the nine months ended September 30, 2014 compared to $28.4 billion and $27.3 billion for the same periods in 2013. The average yield earned on average invested assets was 4.89% for the three and nine months ended September 30, 2014 compared to 5.02% and 4.99% for the same periods in 2013.
The decrease in yield earned on average invested assets was attributable to yields on investments purchased in 2014 and 2013 being lower than the overall portfolio yield. In addition, net investment income and average yield in the second and third quarters of 2014 and the first two quarters of 2013 were negatively impacted by a lag in reinvestment of proceeds from bonds called for redemption during the period and earlier periods into new assets causing excess liquidity held in low yielding cash and other short-term investments. The average balance held in cash and short-term investments was $0.7 billion and $0.4 billion for the three and nine months ended September 30, 2014 and $0.3 billion and $1.3 billion for the three and nine months ended September 30, 2013. The average yield on our cash and short-term investments for the three and nine months ended September 30, 2014 was 0.07% and for the three and nine months ended September 30, 2013 was 0.64% and 0.48%, respectively. Additionally, net investment income and average yield was positively impacted by prepayment and fee income received resulting in additional net investment income of $5.4 million and $10.5 million for the three and nine months ended September 30, 2014 and $3.8 million and $11.8 million for the same periods in 2013, respectively.
Change in fair value of derivatives consists primarily of call options purchased to fund annual index credits on fixed index annuities, the 2015 notes hedges related to our 2015 notes and an interest rate swap and interest rate caps that hedge our floating rate subordinated debentures. The components of change in fair value of derivatives are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Call options:
Gain on option expiration	$223,504	$144,830	$550,935	$354,530
Change in unrealized gains/losses	(177,573)	(15,402)	(159,762)	177,752
2015 notes hedges	(6,823)	73,504	(27,124)	101,799
2015 warrants	—	(9,199)	—	(9,199)
Interest rate swap	254	(496)	(2,996)	4,039
Interest rate caps	(144)	(209)	(2,459)	2,109
	$39,218	$193,028	$358,594	$631,030

The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
S&P 500 Index
Point-to-point strategy	1.0 - 11.5%	2.3 - 11.5%	1.0 - 11.5%	1.5 - 11.5%
Monthly average strategy	0.8 - 9.0%	0.0 - 18.2%	0.8 - 11.1%	0.0 - 19.0%
Monthly point-to-point strategy	0.0 - 17.9%	0.0 - 18.2%	0.0 - 19.9%	0.0 - 19.0%
Fixed income (bond index) strategies	0.0 - 8.0%	0.0 - 0.0%	0.0 - 8.0%	0.0 - 8.0%
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
The fair value of the 2015 warrants primarily changes based upon changes in the price of our common stock. The fair value of the 2015 notes hedges changes based upon changes in the price of our common stock, interest rates, stock price volatility, dividend yield and the time to expiration of the 2015 notes hedges. Similarly, the fair value of the conversion option obligation to the holders of the 2015 notes changes based upon these same factors and the conversion option obligation is accounted for as an embedded derivative liability with changes in fair value reported in the Change in fair value of embedded derivatives. The amount of the change in fair value of the 2015 notes hedges has historically been equal to the amount of the change in the related embedded derivative liability and there has been an offsetting expense in the change in fair value of embedded derivatives. Due to the partial unwind agreements we entered into in the second quarter of 2014, the decrease in the change in fair value of 2015 notes embedded conversion derivative liability exceeded the decrease in the change in fair value of the 2015 notes hedges by $4.2 million for the nine months ended September 30, 2014. Due to the partial unwind agreements we entered into in the third quarter of 2013, the amount of the change in fair value of the 2015 notes hedges and the amount of the change in the related embedded derivative liability are not equal for the three and nine months ended September 30, 2013 by $2.2 million. See Note 5 to our unaudited consolidated financial statements for a discussion of the unwind agreements, 2015 notes hedges and the 2015 warrants.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$179	$3,965	$1,536	$24,608
Gross realized losses	(148)	(2,096)	(910)	(5,106)
	31	1,869	626	19,502
Available for sale equity securities:
Gross realized gains	—	—	—	9,571

Other investments:
Gain on sale of real estate	455	201	1,493	1,505
Loss on sale of real estate	—	(278)	(231)	(744)
Impairment losses on real estate	(1,436)	(678)	(2,235)	(823)
	(981)	(755)	(973)	(62)
Mortgage loans on real estate:
Increase in allowance for credit losses	(2,240)	(3,191)	(5,787)	(4,814)
	$(3,190)	$(2,077)	$(6,134)	$24,197
Losses on available for sale fixed maturity securities were realized primarily due to strategies to reposition the fixed maturity security portfolio that result in improved net investment income, risk or duration profiles as they pertain to our asset liability management. See Financial Condition - Investments and Note 4 to our unaudited consolidated financial statements for additional discussion of allowance for credit losses on mortgage loans on real estate.

Net OTTI losses recognized in operations increased to $0.6 million in the third quarter of 2014 and decreased to $2.1 million for the nine months ended September 30, 2014 compared to $0.2 million and $6.2 million for the same periods in 2013. See Financial Condition - Investments and Note 3 to our unaudited consolidated financial statements for additional discussion of write downs of securities for other than temporary impairments.
Insurance policy benefits and changes in future policy benefits decreased 19% to $9.1 million in the third quarter of 2014 and decreased 24% to $30.2 million for the nine months ended September 30, 2014 compared to $11.3 million and $39.8 million for the same periods in 2013. These expenses include amounts for life insurance policies and life contingent single premium immediate annuities including life contingent supplemental contracts issued upon annuitization of deferred annuities. Amounts for life insurance policies have remained consistent while amounts related to life contingent single premium immediate annuities ($6.7 million and $9.6 million for the third quarter of 2014 and 2013, respectively, and $23.8 million and $34.3 million for the nine months ended September 30, 2014 and 2013, respectively) have decreased primarily because the related premiums have decreased as discussed above under Premiums and other considerations.
Interest sensitive and index product benefits increased 32% to $429.4 million in the third quarter of 2014 and increased 26% to $1.1 billion for the nine months ended September 30, 2014 compared to $325.7 million and $881.9 million for the same periods in 2013. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Index credits on index policies	$323,682	$233,316	$831,524	$610,458
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	71,113	78,786	215,213	234,340
Lifetime income benefit riders	34,620	13,638	67,644	37,112
	$429,415	$325,740	$1,114,381	$881,910
The increases in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $327.8 million and $834.5 million for the three and nine months ended September 30, 2014, compared to $235.4 million and $615.4 million for the same periods in 2013. The decreases in interest credited were primarily due to decreases in the average rate credited to the annuity liabilities outstanding receiving a fixed rate of interest. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 13% to $33.8 billion during the third quarter of 2014 and increased 13% to $32.9 billion for the nine months ended September 30, 2014 compared $30.0 billion and $29.0 billion for the same periods in 2013. The increases in benefits recognized for living income benefit rider were due to increases in the number of policies with lifetime income benefit riders and correlates to the increases in fees discussed in Annuity product charges and due to the impact of a revision of assumptions used in determining reserves held for lifetime income benefit riders. See Net income above for discussion of the impact of the changes in assumptions used in determining reserves for lifetime income benefit riders for the three and nine months ended September 31, 2014 and 2013.
Amortization of deferred sales inducements, in general, has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 95% and 96% of our net annuity deposits during the three and nine months ended September 30, 2014 compared to 97% during the same periods in 2013. The increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations and, for the nine months ended September 30, 2014 and 2013, amortization associated with changes in litigation liabilities. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years. Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$36,774	$27,860	$125,476	$102,091
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	4,456	7,138	(28,003)	77,925
Net realized gains (losses) on investments and net OTTI losses recognized in operations and changes in litigation liabilities	(569)	(373)	(797)	3,976
Amortization of deferred sales inducements after gross profit adjustments	$40,661	$34,625	$96,676	$183,992

See Net income above for discussion of the impact of unlocking on amortization of deferred sales inducements for the three and nine months ended September 31, 2014 and 2013. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2013.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)

Fixed index annuities - embedded derivatives	$(188,383)	$(39,526)	$9,704	$(112,958)
2015 notes embedded conversion derivative	(6,823)	75,750	(31,356)	104,045
	$(195,206)	$36,224	$(21,652)	$(8,913)
The change in fair value of the fixed index annuity embedded derivatives resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in Change in fair value of derivatives; (ii) changes in discount rates used in estimating our embedded derivative liabilities; and (iii) the growth in the host component of the policy liability. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2013. The primary reasons for the decrease in the change in fair value of the fixed index annuity embedded derivatives during the three months ended September 30, 2014 were increases in the discount rate used in estimating our liability and decreases in the expected index credits resulting from decreases in the fair value of the call options acquired to fund these index credits. The primary reasons for the increase in the change in fair value of the fixed index annuity embedded derivatives during the nine months ended September 30, 2014 were decreases in the discount rates used in estimating our liability offset by decreases in the expected index credits resulting from increases in the fair value of the call options acquired to fund these index credits.
See Net income above for discussion of the impact of assumption changes on the fixed index annuity embedded derivatives for the nine month period ended September 30, 2014. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2013.
As discussed above under Change in fair value of derivatives, the fair value of the 2015 notes embedded conversion derivative changes based upon the same factors effecting the changes in the 2015 notes hedges. The changes in the fair value of the 2015 notes embedded conversion derivative were offset by a comparable increase or decrease in the change in fair value of the 2015 notes hedges.
Interest expense on notes payable decreased 33% to $8.7 million in the third quarter of 2014 and increased 4% to $28.1 million for the nine months ended September 30, 2014 compared to $13.0 million and $27.0 million for the same periods in 2013. The decrease in interest expense for the third quarter of 2014 is attributable to the extinguishment of $238.2 million principal amount of our convertible senior notes over the last twelve months, which was offset by interest expense on the $400 million of 6.625% senior unsecured notes that we issued in July 2013. The increase for the nine month period is primarily attributable to interest expense on the $400 million of 6.625% senior unsecured notes we issued on July 17, 2013 which was offset by lower interest expense on our convertible senior notes.
Amortization of deferred policy acquisition costs, in general, has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations and, for the nine months ended September 30, 2014 and 2013, amortization associated with changes in litigation liabilities. As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. Amortization of deferred policy acquisition costs is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$36,322	$40,184	$167,677	$153,815
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	4,134	10,393	(52,500)	106,098
Net realized gains (losses) on investments and net OTTI losses recognized in operations and changes in litigation liabilities	(785)	(543)	(1,228)	5,621
Amortization of deferred policy acquisition costs after gross profit adjustments	$39,671	$50,034	$113,949	$265,534
See Net income above for discussion of the impact of unlocking on amortization of deferred sales inducements for the three and nine months ended September 31, 2014 and 2013. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2013.
Other operating costs and expenses decreased minimally to $20.6 million in the third quarter of 2014 and decreased 7% to $60.6 million for the nine months ended September 30, 2014 compared to $20.7 million and $65.0 million for the same periods in 2013. The nine months ended September 30, 2014 reflect increases in salaries and benefits and increased risk charges related to a financing reinsurance agreement as compared to the same periods in 2013. These increases were offset by decreases of $8.5 million in guaranty fund assessments related to the insolvency of Executive Life Insurance Company of New York which was offset by a $3.2 million decrease in a litigation reserve associated with a previous lawsuit settlement which were both recognized during the nine months ended September 30, 2013. In addition, the nine months ended September 30, 2014, reflects a decrease in an estimated litigation liability of $2.3 million (see Note 7 to our unaudited consolidated financial statements).
Income tax expense increased to $36.5 million in the third quarter of 2014 and decreased to $50.5 million for the nine months ended September 30, 2014 compared to $29.5 million and $107.7 million for the same periods in 2013. The changes in income tax expense were primarily due to changes in income before income taxes. Income tax expense and the resulting effective tax rate are based upon two components of income before income taxes ("pretax income") that are taxed at different tax rates. Life insurance income is generally taxed at an effective rate of approximately 35.4% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income/loss for the parent company and other non-life insurance subsidiaries is generally taxed at an effective tax rate of 41.5% reflecting the combined federal / state income tax rates. The effective tax rates resulting from the combination of the income tax provisions for the life / non-life sources of income vary from period to period based primarily on the relative size of pretax income from the two sources. The effective tax rate for the three and nine months ended September 30, 2014 was 35.0% and 34.8%, respectively, and 34.5% and 34.7% for the same periods in 2013, respectively.

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
The composition of our investment portfolio is summarized as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$37,711	0.1%	$42,925	0.2%
United States Government sponsored agencies	1,331,076	3.8%	1,194,289	3.9%
United States municipalities, states and territories	3,608,592	10.4%	3,306,743	10.9%
Foreign government obligations	192,519	0.6%	91,557	0.3%
Corporate securities	20,592,797	59.5%	17,309,292	57.1%
Residential mortgage backed securities	1,802,186	5.2%	1,971,960	6.5%
Commercial mortgage backed securities	2,618,928	7.6%	1,735,460	5.7%
Other asset backed securities	916,224	2.6%	1,034,476	3.4%
Total fixed maturity securities	31,100,033	89.8%	26,686,702	88.0%
Equity securities	7,756	—%	7,778	—%
Mortgage loans on real estate	2,474,306	7.2%	2,581,082	8.5%
Derivative instruments	744,033	2.2%	856,050	2.8%
Other investments	283,924	0.8%	215,042	0.7%
	$34,610,052	100.0%	$30,346,654	100.0%
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

A summary of our fixed maturity securities by NRSRO ratings is as follows:

	September 30, 2014		December 31, 2013
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$19,533,994	62.8%	$16,122,487	60.4%
Baa	10,244,499	32.9%	9,147,584	34.3%
Total investment grade	29,778,493	95.7%	25,270,071	94.7%
Ba	511,481	1.7%	477,477	1.8%
B	96,373	0.3%	128,488	0.5%
Caa and lower	522,136	1.7%	617,900	2.3%
In or near default	191,550	0.6%	192,766	0.7%
Total below investment grade	1,321,540	4.3%	1,416,631	5.3%
	$31,100,033	100.0%	$26,686,702	100.0%
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

A summary of our fixed maturity securities by NAIC designation is as follows:

	September 30, 2014				December 31, 2013
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$18,639,433	$19,873,945	$19,873,945	63.9%	$16,394,654	$16,531,250	$16,531,250	62.0%
2	10,160,844	10,657,187	10,657,187	34.3%	9,630,251	9,598,399	9,598,399	36.0%
3	508,843	496,899	501,787	1.6%	502,822	474,165	489,579	1.8%
4	67,643	66,563	66,563	0.2%	74,493	66,078	66,078	0.2%
5	—	—	—	—%	—	—	—	—%
6	934	551	551	—%	1,765	1,395	1,396	—%
	$29,377,697	$31,095,145	$31,100,033	100.0%	$26,603,985	$26,671,287	$26,686,702	100.0%
The amortized cost and fair value of fixed maturity securities at September 30, 2014, by contractual maturity, are presented in Note 3 to our unaudited consolidated financial statements in this form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
		(Dollars in thousands)
September 30, 2014
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$33,811	$(490)	$33,321
United States Government sponsored agencies	9	689,127	(31,607)	657,520
United States municipalities, states and territories	51	150,317	(3,467)	146,850
Foreign government obligations	3	29,707	(1,713)	27,994
Corporate securities:
Finance, insurance and real estate	70	1,009,096	(27,323)	981,773
Manufacturing, construction and mining	163	2,348,647	(58,073)	2,290,574
Utilities and related sectors	88	876,020	(26,718)	849,302
Wholesale/retail trade	25	301,190	(9,160)	292,030
Services, media and other	54	558,155	(13,065)	545,090
Residential mortgage backed securities	52	364,727	(11,308)	353,419
Commercial mortgage backed securities	96	1,307,336	(19,120)	1,288,216
Other asset backed securities	12	135,448	(5,185)	130,263
	627	$7,803,581	$(207,229)	$7,596,352
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,387	$(4,888)	$71,499

December 31, 2013
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$35,263	$(2,294)	$32,969
United States Government sponsored agencies	27	1,280,991	(121,362)	1,159,629
United States municipalities, states and territories	151	653,130	(39,074)	614,056
Foreign government obligations	3	29,760	(3,462)	26,298
Corporate securities:
Finance, insurance and real estate	124	1,949,182	(105,299)	1,843,883
Manufacturing, construction and mining	249	3,671,716	(207,333)	3,464,383
Utilities and related sectors	167	2,027,723	(114,305)	1,913,418
Wholesale/retail trade	38	473,275	(27,181)	446,094
Services, media and other	74	1,003,852	(61,911)	941,941
Residential mortgage backed securities	52	384,521	(43,183)	341,338
Commercial mortgage backed securities	123	1,591,057	(89,815)	1,501,242
Other asset backed securities	34	479,153	(30,763)	448,390
	1,046	$13,579,623	$(845,982)	$12,733,641
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,255	$(15,415)	$60,840
Unrealized losses decreased $649.3 million from $861.4 million at December 31, 2013 to $212.1 million at September 30, 2014. The decrease in unrealized losses was primarily due to a decrease in market interest rates during the nine months ended September 30, 2014.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
September 30, 2014
1	$4,567,996	59.5%	$(114,126)	53.8%
2	2,758,805	36.0%	(73,575)	34.7%
3	325,297	4.2%	(20,751)	9.8%
4	20,115	0.3%	(3,258)	1.5%
5	—	—%	—	—%
6	526	—%	(407)	0.2%
	$7,672,739	100.0%	$(212,117)	100.0%
December 31, 2013
1	$7,214,149	56.3%	$(511,245)	59.3%
2	5,278,699	41.2%	(306,659)	35.6%
3	258,516	2.0%	(34,036)	4.0%
4	57,156	0.5%	(9,068)	1.1%
5	—	—%	—	—%
6	1,376	—%	(389)	—%
	$12,809,896	100.0%	$(861,397)	100.0%

Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 628 and 1,047 securities, respectively) have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013, along with a description of the factors causing the unrealized losses is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in the Item 2.
The amortized cost and fair value of fixed maturity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher are considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
September 30, 2014
Fixed maturity securities:
Investment grade:
Less than six months	291	$3,751,590	$3,703,334	$(48,256)
Six months or more and less than twelve months	6	88,255	85,196	(3,059)
Twelve months or greater	238	3,580,742	3,446,404	(134,338)
Total investment grade	535	7,420,587	7,234,934	(185,653)
Below investment grade:
Less than six months	64	218,422	215,972	(2,450)
Six months or more and less than twelve months	11	40,969	39,573	(1,396)
Twelve months or greater	18	199,990	177,372	(22,618)
Total below investment grade	93	459,381	432,917	(26,464)
	628	$7,879,968	$7,667,851	$(212,117)

December 31, 2013
Fixed maturity securities:
Investment grade:
Less than six months	329	$3,700,588	$3,627,962	$(72,626)
Six months or more and less than twelve months	630	8,499,453	7,842,391	(657,062)
Twelve months or greater	43	1,102,199	1,011,904	(90,295)
Total investment grade	1,002	13,302,240	12,482,257	(819,983)
Below investment grade:
Less than six months	19	101,690	99,509	(2,181)
Six months or more and less than twelve months	11	76,214	66,136	(10,078)
Twelve months or greater	15	175,734	146,579	(29,155)
Total below investment grade	45	353,638	312,224	(41,414)
	1,047	$13,655,878	$12,794,481	$(861,397)

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
September 30, 2014
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	1	8,140	6,512	(1,628)
Twelve months or greater	—	—	—	—
Total investment grade	1	8,140	6,512	(1,628)
Below investment grade:
Less than six months	—	—	—	—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total below investment grade	—	—	—	—
	1	$8,140	$6,512	$(1,628)

December 31, 2013
Investment grade:
Less than six months	2	$14,516	$11,368	$(3,148)
Six months or more and less than twelve months	1	4,465	3,419	(1,046)
Twelve months or greater	1	20,000	14,513	(5,487)
Total investment grade	4	38,981	29,300	(9,681)
Below investment grade:
Less than six months	1	25,043	18,813	(6,230)
Six months or more and less than twelve months	4	101,244	77,350	(23,894)
Twelve months or greater	2	1,765	1,376	(389)
Total below investment grade	7	128,052	97,539	(30,513)
	11	$167,033	$126,839	$(40,194)

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
September 30, 2014
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	68,097	67,201	—	—
Due after five years through ten years	3,169,818	3,102,241	—	—
Due after ten years through twenty years	1,541,898	1,481,886	—	—
Due after twenty years	1,216,257	1,173,126	76,387	71,499
	5,996,070	5,824,454	76,387	71,499
Residential mortgage backed securities	364,727	353,419	—	—
Commercial mortgage backed securities	1,307,336	1,288,216	—	—
Other asset backed securities	135,448	130,263	—	—
	$7,803,581	$7,596,352	$76,387	$71,499

December 31, 2013
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	7,227	7,213	—	—
Due after five years through ten years	5,328,034	5,055,734	—	—
Due after ten years through twenty years	3,337,145	3,086,150	—	—
Due after twenty years	2,452,486	2,293,574	76,255	60,840
	11,124,892	10,442,671	76,255	60,840
Residential mortgage backed securities	384,521	341,338	—	—
Commercial mortgage backed securities	1,591,057	1,501,242	—	—
Other asset backed securities	479,153	448,390	—	—
	$13,579,623	$12,733,641	$76,255	$60,840

International Exposure
We hold fixed maturity securities with international exposure. As of September 30, 2014, 16% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. All of these securities are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2), except for twenty-one securities with a total fair value of $111.5 million which have a NAIC 3 designation. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	September 30, 2014
	Amortized Cost	Carrying Amount/Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$266,637	$286,850	0.9%
Asia/Pacific	311,996	319,179	1.0%
Non-GIIPS Europe	2,360,923	2,455,668	7.9%
Latin America	194,226	198,500	0.6%
Non-U.S. North America	971,657	1,026,439	3.3%
Australia & New Zealand	404,549	419,842	1.4%
Other	369,746	404,254	1.3%
	$4,879,734	$5,110,732	16.4%

(1)
Greece, Ireland, Italy, Portugal and Spain continue to cause credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. All of our exposure in GIIPS are corporate securities with issuers domiciled in these countries. None of our foreign government obligations were held in any of these countries.

Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our RMBS as we monitor all of our RMBS on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At September 30, 2014, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Investment grade
Corporate fixed maturity securities:
Finance	1	$20,000	$(4,455)	$15,545	37	35
Other asset backed securities	1	8,140	(1,628)	6,512	41	—
	2	28,140	(6,083)	22,057

Below investment grade
Corporate fixed maturity securities:
Industrial	6	41,184	(8,300)	32,884	18 - 49	0 - 2
Industrial	2	15,833	857	16,690
	8	57,017	(7,443)	49,574
	10	$85,157	$(13,526)	$71,631

Four of the securities, including the investment grade corporate security, on the watch list have Eurozone exposure that has contributed to either their current depressed fair values or the uncertainty involved in the recovery of their fair value in the recent year. Our analysis of the securities in an unrealized loss position on the watch list that we have determined are temporarily impaired and their credit performance at September 30, 2014 is as follows:
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
Other asset backed securities: The decline in value of this security which is rated investment grade by the NAIC, is due to poor performance in the underlying pool of student loans.  The investment is backed by a guarantee from the for-profit education services provider.  We have determined that this security was not other than temporarily impaired, because the guarantee is in good standing and all required payments have been made, including hyper-amortization payments triggered by the performance of the student loan portfolio.
Other Than Temporary Impairments
We have a policy and process to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2013. Several factors led us to believe that full recovery of amortized cost will not be expected on the securities for which we recognized credit losses. A discussion of these factors, our policy and process to identify securities that could potentially have impairment that is other than temporary and a summary of OTTI is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts net of valuation allowances. At September 30, 2014 and December 31, 2013 the largest principal amount outstanding for any single mortgage loan was $15.9 million and $14.6 million, respectively, and the average loan size was $2.6 million and $2.5 million as of September 30, 2014 and December 31, 2013, respectively. We have the contractual ability to pursue full personal recourse on 7.8% of the loans and partial personal recourse on 22.5% of the loans. In addition, the average loan to value ratio for the overall portfolio was 53.8% and 54.3% at September 30, 2014 and December 31, 2013, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a current appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 to our unaudited consolidated financial statements, incorporated by reference in this Item 2.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At September 30, 2014, we had commitments to fund commercial mortgage loans totaling $55.9 million, with fixed interest rates ranging from 4.00% to 4.68%. During 2014 and 2013, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the nine months ended September 30, 2014, we received $244.5 million in cash for loans being paid in full compared to $329.2 million for the nine months ended September 30, 2013. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
See Note 4 to our unaudited consolidated financial statements, incorporated by reference for a presentation of our specific and general loan loss allowances, impaired loans, foreclosure activity and troubled debt restructure analysis.

We increased the specific allowance by $2.9 million on five mortgage loans with outstanding principal due totaling $13.4 million and increased the specific allowance by $6.4 million on nine mortgage loans with outstanding principal due totaling $26.8 million during the three and nine months ended September 30, 2014, respectively. We decreased the specific allowance by $1.9 million on one mortgage loan with outstanding principal due totaling $2.0 million during the three and nine months ended September 30, 2014. Two of these ten mortgage loans with outstanding principal due totaling $6.4 million have been foreclosed upon as of September 30, 2014. We increased the specific allowance by $3.0 million on five mortgage loans with outstanding principal due totaling $15.6 million and increased the specific allowance by $5.4 million on eleven mortgage loans with outstanding principal due totaling $30.8 million during the three and nine months ended September 30, 2013. We decreased the specific allowance by $0.3 million on two mortgage loans with outstanding principal due totaling $2.8 million and decreased the specific allowance by $0.5 million on three mortgage loans with outstanding principal due totaling $4.1 million during the three and nine months ended September 30, 2013, respectively. Three of these fourteen mortgage loans with outstanding principal due totaling $4.2 million have been foreclosed upon as of September 30, 2013.
We have a process by which we evaluate the credit quality of each of our commercial mortgage loans. This process utilizes each loan's debt service coverage ratio as a primary metric. A summary of our portfolio by debt service coverage ratio (based on most recent information collected) follows:

	September 30, 2014		December 31, 2013
	Principal Outstanding	Percent of Total Principal Outstanding	Principal Outstanding	Percent of Total Principal Outstanding
	(Dollars in thousands)
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$1,637,020	65.4%	$1,572,241	60.3%
Greater than or equal to 1.2 and less than 1.5	507,476	20.3%	595,786	22.9%
Greater than or equal to 1.0 and less than 1.2	178,028	7.1%	209,717	8.0%
Less than 1.0	180,179	7.2%	229,954	8.8%
	$2,502,703	100.0%	$2,607,698	100.0%
At September 30, 2014, we have two mortgage loans that are in the process of being satisfied by our taking ownership of the real estate serving as collateral on the loan. These loans have a total outstanding principal balance of $6.6 million, and we have recorded specific loan loss allowances totaling $1.2 million, all of which was recognized during the nine months ended September 30, 2014. At September 30, 2014, we had no commercial mortgage loans that were given "workout" terms which generally allow for interest only payments or the capitalization of interest for a specified period of time. We also have two commercial mortgage loans at September 30, 2014 with an outstanding principal balance of $6.0 million that were delinquent (60 days or more past due at the reporting date), and we have recorded specific loan loss allowances totaling $3.4 million, of which $1.5 million was recognized during the three and nine months ended September 30, 2014. The total outstanding principal balance of these four loans is $12.6 million, which represents less than 1% of our total mortgage loan portfolio.
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

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Mortgage loans with allowances	$37,954	$47,018
Mortgage loans with no allowance for losses	2,657	3,264
Allowance for probable loan losses	(17,364)	(16,847)
Net carrying value of impaired mortgage loans	$23,247	$33,435
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

Liquidity and Capital Resources
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $1.6 billion for the nine months ended September 30, 2014 compared to $1.9 billion for the nine months ended September 30, 2013, with the decrease primarily attributable to a $46.2 million decrease in net annuity deposits after coinsurance and a $172.7 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans.
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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2014, up to $195.0 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $1.1 billion of statutory earned surplus at September 30, 2014.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of September 30, 2014, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to meet this rating objective. However, this capital may not be sufficient if significant future losses are incurred or A.M. Best modifies its rating criteria and access to additional capital could be limited.
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
Cash and cash equivalents of the parent holding company at September 30, 2014, was $151.7 million, which includes approximately $96.5 million in remaining net proceeds from the $400 million senior unsecured notes issue described below. In addition, we have a $140 million line of credit, with no borrowings outstanding, available through November 2017 for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.
On July 17, 2013, we issued $400 million aggregate principal amount of senior unsecured notes due 2021 which bear interest at 6.625% per year and will mature on July 15, 2021. We used $15 million of the net proceeds from the issuance to repay the entire amount outstanding under our revolving credit facility and, $278 million of the net proceeds to pay a portion of the cash consideration component of the convertible note exchange offers discussed in Note 6 to our unaudited consolidated financial statements and Note 9 to our audited consolidated financial statements in our 2013 Annual Report on Form 10-K. We intend to use the $96.5 million of remaining net proceeds from the notes issuance to tender for, redeem or repurchase the $77.6 million aggregate principal amount of convertible notes that were outstanding at September 30, 2014. Subsequent to September 30, 2014, we extinguished $23.1 million of our 2015 Notes in exchange for $30.0 million in cash and $15.1 million in shares of our common stock (618,391) shares. We will also receive $6.2 million in cash from two counterparties for the early termination of the related call spread on these 2015 Notes. The form and timing of any extinguishments of the 2015 Notes will be dependent upon market conditions and other factors and there can be no assurance that any transactions can be completed prior to the September 2015 maturity date for the 2015 notes.

New Accounting Pronouncements
See Note 1 to our unaudited consolidated financial statements, which is incorporated by reference in this Item 2, for new accounting pronouncement disclosures that supplement the disclosures in Note 1 to our audited consolidated financial statements in our 2013 Annual Report on Form 10-K.
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
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at September 30, 2014, of which $85.5 million has been swapped to a fixed rate and $79.0 million has been capped for a term of seven years which began in March or July 2014 (see Note 5 to our unaudited consolidated financial statements). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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
If interest rates were to increase 10% (32 basis points) from levels at September 30, 2014, we estimate that the fair value of our fixed maturity securities would decrease by approximately $882.1 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $261.4 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2013.
At September 30, 2014, 32% of our fixed income securities have call features of which, 0.8% ($0.2 billion) were subject to call redemption. Another 4% ($1.0 billion) will become subject to call redemption during the next twelve months. We have reinvestment risk related to these potential redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At September 30, 2014, approximately 98% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.

We purchase call options on the applicable indices to fund the annual index credits on our fixed index annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for fixed index products. For the nine months ended September 30, 2014 and 2013, the annual index credits to policyholders on their anniversaries were $831.5 million and $610.5 million, respectively. Proceeds received at expiration of these options related to such credits were $834.5 million and $615.4 million for the nine months ended September 30, 2014 and 2013, respectively.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2014 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Item 1A. Risk Factors
Our 2013 Annual Report on Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the nine months ended September 30, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no issuer purchases of equity securities for the quarter ended September 30, 2014.

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

Date:	November 10, 2014	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

		By:	/s/ John M. Matovina
John M. Matovina, Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Ted M. Johnson
Ted M. Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

		By:	/s/ Scott A. Samuelson
Scott A. Samuelson, Vice President - Controller
(Principal Accounting Officer)