Form 10-K
period 2014-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2015-02-27
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,759,747,273 based on the closing price of $24.60 per share, the closing price of the common stock on the New York Stock Exchange on June 30, 2014.
Shares of common stock outstanding as of February 19, 2015: 76,877,428
Documents incorporated by reference: Portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held June 4, 2015, which will be filed within 120 days after December 31, 2014, are incorporated by reference into Part III of this report.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014

PART I.
Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	16
Item 2.	Properties	16
Item 3.	Legal Proceedings	16
Item 4.	Mine Safety Disclosures	16
PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6.	Selected Consolidated Financial Data	17
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 8.	Consolidated Financial Statements and Supplementary Data	47
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47
Item 9A.	Controls and Procedures	47
Item 9B.	Other Information	47
PART III.
	The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2014.	47
PART IV.
Item 15.	Exhibits, Financial Statement Schedules	48
SIGNATURES		49
Index to Consolidated Financial Statements and Schedules		F-1
Exhibit Index
Exhibit 12.1	Ratio of Earnings to Fixed Charges
Exhibit 21.2	Subsidiaries of American Equity Investment Life Holding Company
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Certification
Exhibit 31.2	Certification
Exhibit 32.1	Certification
Exhibit 32.2	Certification

PART I

Item 1.    Business
Introduction
We are a leader in the development and sale of fixed index and fixed rate annuity products. We were incorporated in the state of Iowa on December 15, 1995. We issue fixed annuity and life insurance products through our wholly-owned life insurance subsidiaries, American Equity Investment Life Insurance Company ("American Equity Life"), American Equity Investment Life Insurance Company of New York and Eagle Life Insurance Company ("Eagle Life"). Our business consists primarily of the sale of fixed index and fixed rate annuities and, accordingly, we have only one business segment. Our business strategy is to focus on growing our annuity business and earn predictable returns by managing investment spreads and investment risk. We are licensed to sell our products in 50 states and the District of Columbia. Throughout this report, unless otherwise specified or the context otherwise requires, all references to "American Equity", the "Company", "we", "our" and similar references are to American Equity Investment Life Holding Company and its consolidated subsidiaries.
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
Annuity Market Overview
Our target market includes the group of individuals ages 45-75 who are seeking to accumulate tax-deferred savings or create guaranteed lifetime income. We believe that significant growth opportunities exist for annuity products because of favorable demographic and economic trends. According to the U.S. Census Bureau, there were approximately 39 million Americans age 65 and older in 2010, representing 13% of the U.S. population and has grown to 44.7 million in 2013. By 2030, this sector of the population is expected to increase to 20% of the total population. Our fixed index and fixed rate annuity products are particularly attractive to this group due to their principal protection, competitive rates of credited interest, tax-deferred growth, guaranteed lifetime income and alternative payout options. Our competitive fixed index and fixed rate annuity products have enabled us to enjoy favorable growth in recent years and since our formation.
According to Wink's Sales and Market Report published by Wink, Inc., total industry sales of fixed index annuities increased 28.9% to $34.9 billion for the first three quarters of 2014 from $27.1 billion for the first three quarters of 2013, and increased 13.4% to $38.6 billion in 2013 from $34.0 billion in 2012. Total industry sales of fixed index annuities have increased 44% over the five year period from 2008 to 2013, which we believe is attributable to more Americans reaching retirement age and seeking products that will provide principal protection and guaranteed lifetime income.
Strategy
Our business strategy is to grow our annuity business and earn predictable returns by managing investment spreads and investment risk. Key elements of this strategy include the following:
Enhance our Current Independent Agency Network.  We believe that our successful relationships with approximately 38 national marketing organizations represent a significant competitive advantage. Our objective is to improve the productivity and efficiency of our core distribution channel by focusing our marketing and recruiting efforts on those independent agents capable of selling $1 million or more of annuity premium annually. This level of production qualifies them for our Gold Eagle program which was introduced at the beginning of 2007. We believe the Gold Eagle program has been effective as evidenced by the number of qualified Gold Eagle agents ranging from 945 to as many as 1,045 during the last three calendar years. Our Gold Eagle agents accounted for 63% of total production in 2014, 61% of total production in 2013 and 59% of total production in 2012. Agents who produce at least $1 million in annuity premium in a year qualify for Gold Eagle status and receive benefits such as express mail discounts. Agents who produce at least $2 million in annuity premium in a year earn cash and equity-based compensation. The equity-based incentive compensation component of our Gold Eagle program is unique in our industry and distinguishes us from our competitors. We will also be alert for opportunities to establish relationships with national marketing organizations and agents not presently associated with us and will strive to provide all of our marketers with the highest quality service possible.
Continue to Introduce Innovative and Competitive Products.  We intend to be at the forefront of the fixed index and fixed rate annuity industry in developing and introducing innovative and new competitive products. We were one of the first companies to offer a fixed index annuity that allows a choice among interest crediting strategies which includes both equity and bond indices as well as a traditional fixed rate strategy. We were also one of the first companies to include a lifetime income benefit rider with our fixed index annuities. In 2014, we introduced a volatility control index crediting strategy and we modified our lifetime income benefit rider to become the first company with gender-based income payments. Life insurance and single-premium immediate annuities have gender-based mortality rates, and it is a natural progression to do the same with the lifetime income benefit rider as well. We believe that our continued focus on anticipating and being responsive to the product needs of our independent agents and policyholders will lead to increased customer loyalty, revenues and profitability.

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
Take Advantage of the Growing Popularity of Index Products.  We believe that the growing popularity of fixed index annuity products that allow equity and bond market participation without the risk of loss of the premium deposit presents an attractive opportunity to grow our business. The popularity of fixed index annuity products has increased in recent years with the availability of lifetime income benefit riders that provide an attractive alternative for converting accumulated retirement savings into lifetime income. We intend to capitalize on our reputation as a leading provider of fixed index annuities in this expanding segment of the annuity market.
Focus on High Quality Service to Agents and Policyholders.  We have maintained high quality personal service as one of our highest priorities since the inception of our business and continue to strive for an unprecedented level of timely and accurate service to both our agents and policyholders. Examples of our high quality service include answering our phone calls by a live person and issuing policies within 24 hours of receiving the application if the paperwork is in good order. We believe high quality service is one of our strongest competitive advantages and intend to enhance our digital customer service experience for agents and policyholders.
Expand our Distribution Channels.  We formed Eagle Life with the vision of developing a network of broker/dealers, banks and registered investment advisors that have the ability to distribute fixed index and fixed rate annuity products in large volume. Sales of fixed index annuities through broker/dealers and banks have been growing and represented almost 16% of industry sales in the third quarter of 2014 compared to 8.3% in the third quarter of 2012. Recently, we introduced broker/dealer and bank friendly products for American Equity Life for those broker/dealers and banks who choose to associate with us through American Equity Life.
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

	Year Ended December 31,
	2014		2013		2012
Product Type	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total
	(Dollars in thousands)
Fixed index annuities	$3,999,439	96%	$3,882,424	92%	$3,434,226	87%
Annual reset fixed rate annuities	57,273	1%	71,944	2%	98,821	3%
Multi-year fixed rate annuities	103,293	2%	205,978	5%	249,228	6%
Single premium immediate annuities	24,580	1%	52,142	1%	164,657	4%
	$4,184,585	100%	$4,212,488	100%	$3,946,932	100%
Fixed Index Annuities
Fixed index annuities allow policyholders to earn index credits based on the performance of a particular index without the risk of loss of their principal. Most of these products allow policyholders to transfer funds once a year among several different crediting strategies, including one or more index based strategies and a traditional fixed rate strategy. Approximately 95%, 97% and 97% of our fixed index annuity sales for the years ended December 31, 2014, 2013 and 2012, respectively, were "premium bonus" products. The initial annuity deposit on these policies is increased at issuance by a specified premium bonus ranging from 3% to 10%. Generally, the surrender charge and bonus vesting provisions of our policies are structured such that we have comparable protection from early termination between bonus and non-bonus products.
The annuity contract value is equal to the sum of premiums paid, premium bonuses and interest credited ("index credits" for funds allocated to an index based strategy), which is based upon an overall limit (or "cap") or a percentage (the "participation rate") of the annual appreciation (based in certain situations on monthly averages or monthly point-to-point calculations) in a recognized index or benchmark. Caps and participation rates limit the amount of annual interest the policyholder may earn in any one contract year and may be adjusted by us annually subject to stated minimums. Caps generally range from 1% to 12% and participation rates range from 10% to 100%. In addition, some products have a spread or "asset fee" generally ranging from 1.0% to 3.5%, which is deducted from annual interest to be credited. For products with asset fees, if the annual appreciation in the index does not exceed the asset fee, the policyholder's index credit is zero. The minimum guaranteed surrender values are equal to no less than 87.5% of the premium collected plus interest credited at an annual rate ranging from 1% to 3%.

Fixed Rate Annuities
Fixed rate deferred annuities include annual reset and multi-year rate guaranteed products. Our annual reset fixed rate annuities have an annual interest rate (the "crediting rate") that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Our multi-year rate guaranteed annuities are similar to our annual reset products except that the initial crediting rate is guaranteed for up to seven years before it may be changed at our discretion. The minimum guaranteed rate on our annual reset fixed rate deferred annuities ranges from 1% to 4% and the initial guaranteed rate on our multi-year rate guaranteed policies ranges from 1.75% to 4.1%.
The initial crediting rate is largely a function of the interest rate we can earn on invested assets acquired with new annuity deposits and the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender and withdrawal assumptions and crediting rate history for particular groups of annuity policies with similar characteristics. As of December 31, 2014, crediting rates on our outstanding fixed rate deferred annuities generally ranged from 1.1% to 4.1%. The average crediting rates on our outstanding annual reset and multi-year rate guaranteed fixed rate deferred annuities at December 31, 2014 were 2.32% and 2.98%, respectively.
We also sell single premium immediate annuities ("SPIAs"). Our SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issue. The amounts, frequency and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 2.30% at December 31, 2014.
Withdrawal Options—Fixed Index and Fixed Rate Annuities
Policyholders are typically permitted penalty-free withdrawals up to 10% of the contract value in each year after the first year, subject to limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period which ranges from 6 to 17 years for fixed index annuities and 5 to 15 years for fixed rate annuities from the date the policy is issued. This surrender charge initially ranges from 4.7% to 20% for fixed index annuities and 8% to 20% for fixed rate annuities of the contract value and generally decreases by approximately one-half to two percentage points per year during the surrender charge period. For certain policies, the premium bonus is considered in the establishment of the surrender charge percentages. For other policies, there is a vesting schedule ranging from 10 to 14 years that applies to the premium bonus and any interest earned on that premium bonus. Surrender charges and bonus vesting are set at levels aimed at protecting us from loss on early terminations and reducing the likelihood of policyholders terminating their policies during periods of increasing interest rates. This practice enhances our ability to maintain profitability on such policies. Policyholders may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years or a combination of these payment options.
Beginning in July 2007, substantially all of our fixed index annuity policies and many of our annual reset fixed rate deferred annuities were issued with a lifetime income benefit rider. This rider provides an additional liquidity option to policyholders. With the lifetime income benefit rider, a policyholder can elect to receive guaranteed payments for life from their contract without requiring them to annuitize their contract value. The amount of the living income benefit available is determined by the growth in the policy's income account value as defined in the rider (4.0% to 8.0%), which is selected by the policyholder at the time of purchase, and the policyholder's age at the time the policyholder elects to begin receiving living income benefit payments. As discussed above, in 2014, we modified our lifetime income benefit rider with gender-based income payouts. Lifetime income benefit payments may be stopped and restarted at the election of the policyholder. During 2013, we introduced new versions of our lifetime income benefit rider that had an optional wellbeing benefit or optional death benefit. Policyholders have the choice of selecting a rider with a base level of benefit for no explicit fee or paying a fee for a rider that has a higher level of benefits. Rider fees range from 0.30% to 1.00%.
Life Insurance
These products include traditional ordinary and term, universal life and other interest-sensitive life insurance products. We have approximately $2.2 billion of life insurance in force as of December 31, 2014. We intend to continue offering life insurance products for individual and group markets. Premiums related to this business accounted for less than 1% of revenues for the years ended December 31, 2014, 2013 and 2012.
Investments/Spread Management
Investment activities are an integral part of our business, and net investment income is a significant component of our total revenues. Profitability of our annuity products is significantly affected by spreads between interest yields on investments, the cost of options to fund the annual index credits on our fixed index annuities and rates credited on our fixed rate annuities and the fixed rate strategy in our fixed index annuities. We manage the index-based risk component of our fixed index annuities by purchasing call options on the applicable indices to fund the annual index credits on these annuities and by adjusting the caps, participation rates and asset fees on policy anniversary dates to reflect the change in the cost of such options which varies based on market conditions. All options are purchased on the respective policy anniversary dates, and new options are purchased on each of the anniversary dates to fund the next annual index credits. All credited rates on annual reset fixed rate deferred annuities and the fixed rate strategy in fixed index annuities may be changed annually, subject to minimum guarantees. Changes in caps, participation rates and asset fees on fixed index annuities and crediting rates on fixed rate and fixed index annuities may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or to maintain caps, participation rates, asset fees and crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

For additional information regarding the composition of our investment portfolio and our interest rate risk management, see Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments, Quantitative and Qualitative Disclosures About Market Risk and Note 3 to our audited consolidated financial statements.
Marketing
We market our products through a variable cost brokerage distribution network of approximately 38 national marketing organizations and, through them, approximately 30,000 independent agents. We emphasize high quality service to our agents and policyholders along with the prompt payment of commissions to our agents. We believe this has been significant in building excellent relationships with our independent agency force.
Our independent agents and agencies range in profile from national sales organizations to personal producing general agents. We actively recruit new agents and terminate those agents who have not produced business for us in recent periods and are unlikely to sell our products in the future. In our recruitment efforts, we emphasize that agents have direct access to our executive officers, giving us an edge in recruiting over larger and foreign-owned competitors. We also emphasize our products, service and our Gold Eagle program which provides unique cash and equity-based incentives to those agents that reach certain benchmarks of annuity premium annually. Agents who produce at least $1 million in annuity premium in a year qualify for Gold Eagle status and receive benefits such as express mail discounts. Agents who produce at least $2 million in annuity premium in a year earn cash and equity-based compensation. We also have favorable relationships with our national marketing organizations, which have enabled us to efficiently sell through an expanded number of independent agents.
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
Eagle Life's fixed index and fixed rate annuities are distributed pursuant to selling agreements with the applicable broker dealers, banks and registered investment advisors. Relationships with these firms are facilitated by wholesalers who promote Eagle Life and are compensated based upon the sales of the firms that they have contracted with Eagle Life. At December 31, 2014, we had 26 selling agreements in place with broker dealers. Four of these selling agreements are with broker dealers affiliated with banks.
Agents contracted with us through two national marketing organizations which market our products accounted for more than 10% of the annuity deposits and insurance premiums collected during 2014, and we expect these organizations to continue as marketers for American Equity Life with a focus on selling our products. The states with the largest share of direct premiums collected during 2014 were: California (9.5%), Florida (8.9%), Texas (6.9%), Illinois (5.6%), and Pennsylvania (5.6%).
Competition and Ratings
We operate in a highly competitive industry. Our annuity products compete with fixed index, fixed rate and variable annuities sold by other insurance companies and also with mutual fund products, traditional bank products and other investment and retirement funding alternatives offered by asset managers, banks, and broker-dealers. Our insurance products compete with products of other insurance companies, financial intermediaries and other institutions based on a number of features, including crediting rates, index options, policy terms and conditions, service provided to distribution channels and policyholders, ratings, reputation and distributor compensation.

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
In January 2015, A.M. Best affirmed its rating outlook on the U.S. life/annuity sector as stable, which has been A.M. Best's outlook on our industry since 2010. In January 2015, Standard & Poor's affirmed its outlook on the U.S. life insurance sector as stable. The rating agencies have heightened the level of scrutiny they apply to insurance companies, increased the frequency and scope of their credit reviews and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.
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
Reinsurance
Coinsurance
American Equity Life has two coinsurance agreements with EquiTrust Life Insurance Company ("EquiTrust"), covering 70% of certain of American Equity Life's fixed index and fixed rate annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003, and 20% of those contracts issued from January 1, 2004 to July 31, 2004. The business reinsured under these agreements may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to EquiTrust under these agreements) were $0.9 billion at December 31, 2014 and 2013. We remain liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. EquiTrust has received a financial strength rating of "B+" (Good) with a stable outlook from A.M. Best Company. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible.

American Equity Life has three coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda. One agreement ceded 20% of certain of American Equity Life's fixed index annuities issued from January 1, 2009 through March 31, 2010. The business reinsured under this agreement is not eligible for recapture until the end of the month following seven years after the date of issuance of the policy. The second agreement cedes 80% of American Equity Life's multi-year rate guaranteed annuities issued from July 1, 2009 through December 31, 2013 and 80% of Eagle Life's multi-year rate guaranteed annuities issued from November 20, 2013 through December 31, 2013. The business reinsured under this agreement may not be recaptured. The third agreement cedes 80% of American Equity Life's and Eagle Life's multi-year rate guaranteed annuities issued on or after January 1, 2014 and 80% of Eagle Life's fixed index annuities. The reinsurance agreement specifies that the coinsurance percentage for Eagle Life's fixed index annuities decreases to 50% for policies issued between January 1, 2016 and December 31, 2018, and to 20% for policies issued on or after January 1, 2019. The business reinsured under this agreement may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to Athene under these agreements) were $2.2 billion and $2.1 billion at December 31, 2014 and 2013, respectively. American Equity Life is an intermediary for reinsurance of Eagle Life's business ceded to Athene. American Equity Life and Eagle Life remain liable to policyholders with respect to the policy liabilities ceded to Athene should Athene fail to meet the obligations it has coinsured. The annuity deposits that have been ceded to Athene are held in trusts and American Equity Life is named as the sole beneficiary of the trusts. The assets in the trusts are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the trust accounts would ever reach a point where it is less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in the trusts for the amount of any shortfall. None of the coinsurance deposits with Athene are deemed by management to be uncollectible.
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
The 2011 Hannover Transaction is a coinsurance and yearly renewable term reinsurance agreement for statutory purposes and provided $49.2 million in net pretax statutory surplus benefit at inception in 2011. The 2011 Hannover Transaction terminates on March 31, 2016, and the statutory surplus benefit is reduced over a five year period and is eliminated upon termination. Pursuant to the terms of this agreement, pretax statutory surplus was reduced by $10.8 million, $11.3 million and $11.8 million in 2014, 2013 and 2012, respectively, and is expected to be reduced as follows: 2015—$10.3 million and 2016—$2.5 million. These amounts include risk charges equal to 1.25% of the pretax statutory surplus benefit as of the end of each calendar quarter.
The 2013 Hannover Transaction is a yearly renewable term reinsurance agreement for statutory purposes covering 45.6% of waived surrender charges related to penalty free withdrawals, deaths and lifetime income benefit rider payments as well as lifetime income benefit rider payments in excess of policy fund values on certain business. We may recapture the risks reinsured under this agreement as of the end of any quarter after June 30, 2016. However, the agreement, as amended, makes it punitive to us if we do not recapture the business ceded no later than the first quarter of 2018. The reserve credit recorded on a statutory basis by American Equity Life was $322.5 million and $288.2 million at December 31, 2014 and 2013, respectively. We pay quarterly reinsurance premiums under this agreement with an experience refund calculated on a quarterly basis and a risk charge equal to 1.25% of the pretax statutory surplus benefit as of the end of each calendar quarter. The 2013 Hannover Transaction replaces a similar reinsurance agreement with Hannover that was recaptured simultaneously with entering into the 2013 Hannover Transaction.
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
The maximum loss retained by us on any one life insurance policy we have issued was $0.1 million or less as of December 31, 2014. American Equity Life's reinsured business under indemnity reinsurance agreements is primarily ceded to two reinsurers. Reinsurance related to life and accident and health insurance that was ceded by us to these reinsurers was immaterial.
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
Our life subsidiaries are subject to periodic examinations by state regulatory authorities. The Iowa Insurance Division is currently conducting financial examinations of American Equity Life and Eagle Life for the five year period ending December 31, 2013. The New York Insurance Department is currently conducting a financial examination of American Equity Investment Life Insurance Company of New York for the three year period ending December 31, 2013. In 2014, the New York Insurance Department completed an examination of American Equity Investment Life Insurance Company of New York as of December 31, 2010. There were no adjustments to American Equity Investment Life Insurance Company of New York's 2010 statutory financial statements as a result of this examination.
The payment of dividends or the distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary's state of domicile's insurance department. Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's statutory net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory surplus at the preceding December 31. For 2015, up to $343.3 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had $1.2 billion of statutory earned surplus at December 31, 2014.
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
Historically, the federal government has not directly regulated the business of insurance. However, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation can significantly affect the insurance business. Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") generally provides for enhanced federal supervision of financial institutions, including insurance companies in certain circumstances, and financial activities that represent a systemic risk to financial stability or the U.S. economy. Under the Dodd-Frank Act, a Federal Insurance Office has been established within the U.S. Treasury Department to monitor all aspects of the insurance industry and its authority may extend to our business, although the Federal Insurance Office is not empowered with any general regulatory authority over insurers. The director of the Federal Insurance Office serves in an advisory capacity to the Financial Stability Oversight Council ("FSOC") and has the ability to recommend that an insurance company be subject to heightened prudential standards by the Federal Reserve, if it is determined that financial distress at the company could pose a threat to financial stability in the U.S. The Dodd-Frank Act also provides for the preemption of state laws when inconsistent with certain international agreements.
State insurance regulators and the National Association of Insurance Commissioners ("NAIC") are continually reexamining existing laws and regulations and developing new legislation for passage by state legislatures and new regulations for adoption by insurance authorities. Proposed laws and regulations or those still under development pertain to insurer solvency and market conduct and in recent years have focused on:

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
The NAIC's RBC requirements provide for four levels of regulatory attention depending on the ratio of a company's total adjusted capital to its RBC. Adjusted capital is defined as the total of statutory capital and surplus, asset valuation reserve and certain other adjustments. Calculations using the NAIC formula at December 31, 2014, indicated that American Equity Life's ratio of total adjusted capital to the highest level at which regulatory action might be initiated was 372%.
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
Since 2013, distributions from non-qualified annuity policies are considered "investment income" for purposes of the Medicare tax on investment income contained in the Health Care and Education Reconciliation Act of 2010. As a result, in certain circumstances a 3.8% tax ("Medicare Tax") may be applied to some or the entire taxable portion of distributions from non-qualified annuities to individuals whose income exceeds certain threshold amounts. This tax may have an adverse effect on our ability to sell non-qualified annuities to individuals whose income exceeds these threshold amounts.
Employees
As of December 31, 2014, we had 418 full-time employees. We have experienced no work stoppages or strikes and consider our relations with our employees to be excellent. None of our employees are represented by a union.
Item 1A.    Risk Factors
We are exposed to significant financial and capital risk, including changing interest rates and credit spreads which may have an adverse effect on sales of our products, profitability, investment portfolio and reported book value per share.
Future changes in interest rates and credit spreads may result in fluctuations in the income derived from our investments. These and other factors could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Credit and cash flow assumption risk is the risk that issuers of securities, mortgagees on mortgage loans or other parties, including derivatives counterparties, default on their contractual obligations or experience adverse changes to their contractual cash flow streams. We attempt to minimize the adverse impact of this risk by monitoring portfolio diversification and exposure by asset class, creditor, industry, and by complying with investment limitations governed by state insurance laws and regulations as applicable. We also consider all relevant objective information available in estimating the cash flows related to residential and commercial mortgage backed securities.
We use derivative instruments to fund the annual credits on our fixed index annuities. We purchase derivative instruments, consisting primarily of one-year call options, from a number of counterparties. Our policy is to acquire such options only from counterparties rated "A-"or better by a nationally recognized rating agency and the maximum credit exposure to any single counterparty is subject to concentration limits. In addition, we have entered into credit support agreements with our counterparties which allow us to require our counterparties to post collateral to secure their obligations to us under the derivative instruments. If our counterparties fail to honor their obligations under the derivative instruments, our revenues may not be sufficient to fund the annual index credits on our fixed index annuities. Any such failure could harm our financial strength and reduce our profitability.
Liquidity risk. We could have difficulty selling our private placement securities and commercial mortgage loans because they are less liquid than our publicly traded securities. If we require significant amounts of cash on short notice, we may have difficulty selling these securities and loans at attractive prices or in a timely manner, or both.
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
Managing the investment spread on our fixed index annuities is more complex than it is for fixed rate annuity products. We manage the index-based risk component of our fixed index annuities by purchasing call options on the applicable indices to fund the annual index credits on these annuities and by adjusting the caps, participation rates and asset fees on policy anniversary dates to reflect changes in the cost of such options which varies based on market conditions. The price of such options generally increases with increases in the volatility in both the indices and interest rates, which may either narrow the spread or cause us to lower caps or participation rates. Thus, the volatility of the cost of the indices adds an additional degree of uncertainty to the profitability of the index products. We attempt to mitigate this risk by resetting caps, participation rates and asset fees annually on the policy anniversaries.
Persistent environment of low interest rates affects and may continue to negatively affect our results of operations and financial condition.
Prolonged periods of low interest rates may have a negative impact on our ability to sell our fixed index annuities as consumers look for other financial instruments with potentially higher yields to fund retirement. In times of low interest rates, such as we have been experiencing since 2010 and which we may continue to experience in 2015, it is difficult to offer attractive rates and benefits to customers while maintaining profitability, which may limit sales growth of interest sensitive products.
Sustained declines in interest rates may subject us to lower returns on our invested assets, and we have had to and may have to continue to invest the cash we receive from premiums and interest or return of principal on our investments in instruments with yields less than those we currently own. This may reduce our future net investment income and compress the spread on our annuity products. Further, borrowers may prepay fixed maturity securities and commercial mortgage loans in order to borrow at lower market rates. Any related prepayment fees are recorded in net investment income and may create income statement volatility.
An environment of rising interest rates may materially affect our liquidity and financial condition.
Periods of rising interest rates may cause increased policy surrenders and withdrawals as policyholders seek financial instruments with higher returns, commonly referred to as disintermediation. This may lead to net cash outflows and the resulting liquidity demands may require us to sell investment assets when the prices of those assets are adversely affected by the increase in interest rates, which may result in realized investment losses. Further, a portion of our investment portfolio consists of commercial mortgage loans and privately placed securities, which are relatively illiquid, thus increasing our liquidity risk in the event of disintermediation. We may also be required to accelerate the amortization of deferred policy acquisition costs and deferred sales inducements related to surrendered contracts, which would adversely affect our results of operations.

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
Commercial mortgage loans have faced heightened delinquency and default risk since 2010 due to economic conditions which have had a negative impact on the performance of the underlying collateral, resulting in declining values and an adverse impact on the obligors of such instruments. An increase in the default rate of our commercial mortgage loan investments could have an adverse effect on our business, financial condition and results of operations.
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
Conditions in the U.S. and global capital markets and economies could deteriorate in the near future and affect our financial position and our level of earnings from our operations.
The U.S. government has continued to keep interest rates low and has increased the supply of United States dollars as strategies to stimulate the economy. While these strategies have appeared to be successful, any future economic downturn or market disruption could negatively impact our ability to invest funds. Specifically, if market conditions deteriorate in 2015 or beyond:

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

The principal sources of our liquidity are annuity deposits, investment income and proceeds from the sale, maturity and call of investments. Sources of additional capital in normal markets include a variety of short and long-term instruments, including equity, debt or other types of securities.
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

We face competition from companies that have greater financial resources, broader arrays of products and higher ratings, which may impair our ability to retain existing customers, attract new customers and maintain our profitability and financial strength.
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
While we compete with numerous other companies, we view the following as our most significant competitors:

•	Allianz Life Insurance Company of North America;

•	Security Benefit Life;

•	Great American Life Insurance Company;

•	Athene USA Corp; and

•	Midland National Life Insurance Company.
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
Our life insurance subsidiaries cede certain policies to other insurance companies through reinsurance agreements. American Equity Life has entered into two coinsurance agreements with EquiTrust covering $0.9 billion of policy benefit reserves at December 31, 2014 and American Equity Life has three coinsurance agreements with Athene covering $2.2 billion of policy benefit reserves at December 31, 2014. Since Athene is an unauthorized reinsurer, the annuity deposits that have been ceded to Athene are held in trusts and American Equity Life is named as the sole beneficiary of the trusts. The assets in the trusts are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the assets in the trusts would ever reach a point where it is less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in the trusts for the amount of any shortfall. We remain liable with respect to the policy liabilities ceded to EquiTrust and Athene should either fail to meet the obligations assumed by them.
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
If our estimated gross profits decrease significantly from initial expectations we may be required to expense our deferred policy acquisition costs and deferred sales inducements in an accelerated manner, which would reduce our profitability.
Deferred policy acquisition costs are costs that vary with and primarily relate to the acquisition of new business. Deferred sales inducements are contract enhancements such as first-year premium and interest bonuses that are credited to policyholder account balances. These costs are capitalized when incurred and are amortized over the life of the contracts. Current amortization of these costs is generally in proportion to expected gross profits from interest margins and, to a lesser extent, from surrender charges and rider fees. Unfavorable experience with regard to expected expenses, investment returns, mortality or withdrawals may cause acceleration of the amortization of these costs resulting in an increase of expenses and lower profitability.

If we do not manage our growth effectively, our financial performance could be adversely affected; our historical growth rates may not be indicative of our future growth.
We have experienced rapid growth since our formation in December 1995. We intend to continue to grow and further growth will impose significant added responsibilities on our management, including the need to identify, recruit, maintain and integrate additional employees, including management. There can be no assurance that we will be successful in expanding our business or that our systems, procedures and controls will be adequate to support our operations as they expand. In addition, due to our rapid growth and resulting increased size, it may be necessary to expand the scope of our investing activities to asset classes in which we historically have not invested or have not had significant exposure. If we are unable to adequately manage our investments in these classes, our financial condition or operating results in the future could be less favorable than in the past. Further, we have utilized reinsurance in the past to support our growth. The future availability and cost of reinsurance is uncertain. Our failure to manage growth effectively, or our inability to recruit, maintain and integrate additional qualified employees and independent agents, could have a material adverse effect on our business, financial condition or results of operations. In addition, our historical growth rates are not likely to accurately reflect our future growth rates or our growth potential. We cannot assure you that our future revenues will increase or that we will continue to be profitable.
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
We retain confidential information within our IT, and we rely on sophisticated commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our IT could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable policyholder information and proprietary business information. In addition, an increasing number of states require that persons be notified if a security breach results in the disclosure of personally identifiable customer information. Any compromise of the security of our computer systems that results in inappropriate disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses. While there have been attempts to penetrate our IT defenses, there is evidence that the attacks have been blocked and there is no evidence that an IT breach has occurred.
If we are unable to attract and retain national marketing organizations and independent agents or develop new distribution channels such as broker/dealers, banks and registered investment advisors, sales of our products may be reduced.
We primarily distribute our annuity products through a variable cost distribution network which includes approximately 38 national marketing organizations and over 30,000 independent agents. We must attract and retain such marketers and agents to sell our products. Insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers and agents primarily on the basis of our financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers and agents also depends upon the long-term relationships we develop with them. We have started to develop a network of broker/dealers, banks and registered investment advisors to distribute our products. If we are unable to attract and retain sufficient marketers, agents, broker/dealers, banks and registered investment advisors to sell our products, our ability to compete and our sales would suffer.

We may require additional capital to support our business and sustain future growth which may not be available when needed or may be available only on unfavorable terms.
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
The Dodd-Frank Act also created FSOC. The FSOC may designate by a 2/3 vote whether certain insurance companies and insurance holding companies pose a grave threat to the financial stability of the United States, in which case such companies would become subject to prudential regulation by the Board of Governors of the U.S. Federal Reserve (the "Federal Reserve Board") (including capital requirements, leverage limits, liquidity requirements and examinations). The Federal Reserve Board may limit such company's ability to enter into merger transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities.
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
The annuity and life insurance products that we market generally provide the policyholder with certain federal income tax advantages. For example, federal income taxation on any increases in non-qualified annuity contract values (i.e., the "inside build-up") is deferred until it is received by the policyholder. With other savings instruments, such as certificates of deposit and taxable bonds, the increase in value is generally taxed each year as it is realized. Additionally, life insurance death benefits are generally exempt from income tax. Decreases in individual income tax rates would decrease the advantage of deferring the inside build-up.
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
Beginning in 2013, distributions from non-qualified annuity policies are now considered "investment income" for purposes of the Medicare tax on investment income contained in the Health Care and Education Reconciliation Act of 2010. As a result, in certain circumstances a 3.8% tax (“Medicare Tax”) may be applied to some or all of the taxable portion of distributions from non-qualified annuities to individuals whose income exceeds certain threshold amounts. This tax may have an adverse effect on our ability to sell non-qualified annuities to individuals whose income exceeds these threshold amounts.
We face risks relating to litigation, including the costs of such litigation, management distraction and the potential for damage awards, which may adversely impact our business.
We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulatory bodies, such as state insurance departments, the SEC, the Financial Industry Regulatory Authority, Inc. ("FINRA"), the Department of Labor and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974, as amended, and laws governing the activities of broker-dealers. Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We entered into a settlement with respect to a purported class action lawsuit involving allegations that generally attack the suitability of sales of deferred annuity products to persons over the age of 65. While settlement has been approved by the district court and the case dismissed, such ruling remains subject to appeal. The settlement is contingent upon final court approval and appeal. See Note 13 to our audited consolidated financial statements.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We lease commercial office space in one building in West Des Moines, Iowa, for our principal offices under an operating lease that expires on November 30, 2026. We also lease our office in Pell City, Alabama, pursuant to an operating lease that expires on December 31, 2015. We are fully utilizing these facilities and believe both locations to be sufficient to house our operations for the foreseeable future.
Item 3.    Legal Proceedings
See Note 13 to our audited consolidated financial statements.
Item 4.    Mine Safety Disclosures
None
PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol AEL. The following table sets forth the high and low sales prices of our common stock for each quarterly period within the two most recent fiscal years as quoted on the NYSE.

	High	Low
2014
First Quarter	$26.42	$18.84
Second Quarter	$25.15	$20.97
Third Quarter	$25.25	$21.69
Fourth Quarter	$29.75	$21.36
2013
First Quarter	$15.03	$12.33
Second Quarter	$16.60	$14.03
Third Quarter	$21.42	$15.64
Fourth Quarter	$26.46	$20.01
As of February 18, 2015, there were approximately 15,900 holders of our common stock. In 2014 and 2013, we paid an annual cash dividend of $0.20 and $0.18, respectively, per share on our common stock. We intend to continue to pay an annual cash dividend on such shares so long as we have sufficient capital and/or future earnings to do so. However, we anticipate retaining most of our future earnings, if any, for use in our operations and the expansion of our business. Any further determination as to dividend policy will be made by our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.
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
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities for the quarter ended December 31, 2014.
On August 27, 2014, we announced a share repurchase program under which we are authorized to purchase up to 500,000 shares of our common stock. As of December 31, 2014, we have repurchased no shares of our common stock under this program. The maximum number of shares that may yet be purchased under this program is 500,000 at December 31, 2014, and the repurchase program expires on August 26, 2015.

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

	Year ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues
Premiums and other considerations	$32,623	$45,347	$76,675	$118,912	$75,558
Annuity product charges	118,990	103,591	89,006	76,189	69,075
Net investment income	1,531,667	1,383,927	1,286,923	1,218,780	1,036,106
Change in fair value of derivatives	504,825	1,076,015	221,138	(114,728)	168,862
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	(4,003)	40,561	(6,454)	(18,641)	23,726
Net OTTI losses recognized in operations	(2,627)	(6,234)	(14,932)	(33,976)	(23,867)
Total revenues	2,168,973	2,610,692	1,652,356	1,246,536	1,349,168
Benefits and expenses
Insurance policy benefits and change in future policy benefits	41,815	53,071	81,481	115,291	70,115
Interest sensitive and index product benefits	1,473,700	1,272,867	808,479	775,097	734,930
Change in fair value of embedded derivatives	32,321	133,968	286,899	(105,194)	130,950
Amortization of deferred sales inducements and policy acquisition costs	294,997	618,581	252,076	215,259	196,261
Interest expense on notes payable and subordinated debentures	48,492	50,958	41,937	45,610	37,031
Other operating costs and expenses	81,584	91,915	95,495	67,559	114,615
Total benefits and expenses	1,972,909	2,221,360	1,566,367	1,113,622	1,283,902
Income before income taxes	196,064	389,332	85,989	132,914	65,266
Income tax expense	70,041	136,049	28,191	46,666	22,333
Net income	$126,023	$253,283	$57,798	$86,248	$42,933

Per Share Data:
Earnings per common share	$1.69	$3.86	$0.94	$1.45	$0.73
Earnings per common share—assuming dilution	1.58	3.38	0.89	1.37	0.68
Dividends declared per common share	0.20	0.18	0.15	0.12	0.10

Non-GAAP Financial Measures (a):
Reconciliation of net income to operating income:
Net income	$126,023	$253,283	$57,798	$86,248	$42,933
Net realized (gains) losses and net OTTI losses on investments, net of offsets	2,863	(11,702)	8,648	18,354	379
Change in fair value of derivatives and embedded derivatives - index annuities, net of offsets	51,099	(98,704)	31,246	30,086	38,114
Change in fair value of derivatives and embedded derivatives - debt, net of income taxes	61	(1,192)	2,915	(1,035)	53
Extinguishment of debt, net of income taxes	11,516	21,716	—	—	171
Litigation reserve, net of offsets	(916)	19	9,580	—	27,297
Operating income	$190,646	$163,420	$110,187	$133,653	$108,947
Operating income per common share	$2.56	$2.49	$1.80	$2.25	$1.86
Operating income per common share—assuming dilution	2.39	2.18	1.69	2.12	1.70

	As of and for the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Consolidated Balance Sheet Data:
Total investments	$35,981,858	$30,346,654	$27,537,210	$24,383,451	$19,816,931
Total assets	43,989,734	39,621,499	35,133,478	30,874,719	26,426,763
Policy benefit reserves	39,802,861	35,789,655	31,773,988	28,118,716	23,655,807
Notes payable	421,679	549,958	309,869	297,608	330,835
Subordinated debentures	246,243	246,050	245,869	268,593	268,435
Accumulated other comprehensive income ("AOCI")	721,401	46,196	686,807	457,229	81,820
Total stockholders' equity	2,139,876	1,384,687	1,720,237	1,408,679	938,047

Other Data:
Life subsidiaries' statutory capital and surplus and asset valuation reserve	2,327,335	1,995,658	1,741,638	1,655,205	1,456,679
Life subsidiaries' statutory net gain from operations before income taxes and realized capital gains (losses)	467,923	305,628	182,057	344,538	322,133
Life subsidiaries' statutory net income	344,666	205,112	79,644	167,925	172,865
Book value per share (b)	27.93	19.40	27.46	23.82	16.07
Book value per share, excluding AOCI (b)	18.52	18.75	16.49	16.09	14.67

(a)
In addition to net income, we have consistently utilized operating income, operating income per common share and operating income per common share—assuming dilution, non-GAAP financial measures commonly used in the life insurance industry, to evaluate our financial performance. Operating income equals net income adjusted to eliminate the impact of net realized gains and losses on investments including net OTTI losses recognized in operations, fair value changes in derivatives and embedded derivatives, loss on extinguishment of debt, and changes in litigation reserves. Because these items fluctuate from year to year in a manner unrelated to core operations, we believe measures excluding their impact are useful in analyzing operating trends. We believe the combined presentation and evaluation of operating income together with net income provides information that may enhance an investor's understanding of our underlying results and profitability. The amounts included in the reconciliation of net income to operating income are presented net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and income taxes.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our consolidated financial position at December 31, 2014 and 2013, and our consolidated results of operations for the three years in the period ended December 31, 2014, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our audited consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this report.
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
Executive Summary
Since our formation in 1995, we have emphasized industry leading customer service to both our distribution force and our policyholders. We believe this to be a major part of our ability to attract production from our independent agent network as well as maintain a low rate of policy surrenders. Excellent customer service teamed with our ability to design innovative insurance products that provide principal protection and tax deferred growth have continued to result in significant sales of our annuity products. In 2014, our sales decreased 1% to $4.2 billion which has resulted in cash and investments in excess of $36 billion at December 31, 2014. Our sales for the last five years have ranged from $3.9 billion to $5.1 billion and we have exceeded $4 billion in sales in four of those years. We have applied a conservative investment strategy to the annuity deposits we continue to manage which has provided reliable returns on our invested assets. Our profitability has also been driven by maintaining an efficient operation.
We are currently in the midst of an unprecedented period of low interest rates. In response to this persistent low interest rate environment, we have been reducing policyholder crediting rates for new annuities and existing annuities since the fourth quarter of 2011. Spread results for 2014, 2013 and 2012 reflect the benefit from these reductions; however, the reductions in cost of money were offset by continued lower yields available on investments including those purchased with the reinvestment of proceeds from calls of callable bonds in our investment portfolio. In 2014, we initiated additional renewal crediting rate reductions for policies issued prior to October 8, 2011. Some of the policies included in these rate reductions will not receive the latest adjustment until their 2015 policy anniversary.
The current interest rate environment with low yields for investments with the credit quality we prefer presents a strong headwind to restoring our investment spread to our 3.00% target rate. With our portfolio yield under pressure from lower yields on benchmark U.S. Treasury securities and narrower credit spreads, further adjustments to new and renewal crediting rates will be considered. We have on average 0.63% of room to reduce rates before we would reach minimum guaranteed rates on our entire December 31, 2014 in force book of business. We also implemented modest reductions in certain new money rates in October 2014 and will be reducing new money rates more extensively in early March 2015. These are the first adjustments to new money rates since the third quarter of 2013 when we increased rates in response to rising investment yields at that time. We were reluctant to reduce new money rates during 2014 for competitive reasons. However, we remain aware of our spread and return on average equity objectives and will make further adjustments to new money rates based upon changes in investing and market conditions.
Our investment spread in 2014, 2013 and 2012 (see Our Business and Profitability) was impacted by shortfalls in investment income from excess liquidity resulting from a lag in the reinvestment of proceeds of government agency bonds called for redemption. The callable government agency securities have been a cornerstone of our investment portfolio since our formation. Through the years they have provided acceptable yields that met our spread requirements without any risk-based capital charges. We went through several cycles of calls on these securities and each time we have reinvested a portion of the call redemption proceeds into new callable government agency securities. This kept cash balances low but perpetuated the call risk. However, beginning in 2012, we substantially curtailed purchases of callable government agency securities and experienced several periods during the last three years where we held excess cash and other short-term investments due to lags in the reinvestment of proceeds from bonds called for redemption during those years. See Results of Operations—Net investment income for additional information regarding our excess liquidity.

In 2014 and 2013, we retired $322 million aggregate principal amount of three convertible note issues. The total consideration paid to retire the convertible notes included $438 million of cash and 9.45 million shares of our common stock. In 2013, we issued $400 million of senior unsecured notes due 2021 (the "2021 Notes") and used the net proceeds from the note offering to fund a substantial portion of the convertible note retirements. At December 31, 2014, we had $22.4 million principal amount of our 3.50% Convertible Senior Notes due 2015 (the "2015 notes") outstanding. The 2015 notes mature in September 2015 and will be retired at maturity if not redeemed or repurchased prior to that date. Our holding company has sufficient cash on hand and cash resources to retire the remaining 2015 notes without accessing external sources of capital such as its bank line of credit or dividends from our primary life insurance subsidiary.
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
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Year Ended December 31,
	2014	2013	2012
Average yield on invested assets	4.90%	4.98%	5.28%
Aggregate cost of money	2.10%	2.26%	2.58%
Aggregate investment spread	2.80%	2.72%	2.70%

Impact of:
Investment yield - additional prepayment income	0.07%	0.06%	0.06%
Cost of money benefit from over hedging	0.03%	0.02%	0.01%
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

Results of Operations for the Three Years Ended December 31, 2014
Annuity deposits by product type collected during 2014, 2013 and 2012, were as follows:

	Year Ended December 31,
Product Type	2014	2013	2012
	(Dollars in thousands)
Fixed index annuities	$3,999,439	$3,882,424	$3,434,226
Annual reset fixed rate annuities	57,273	71,944	98,821
Multi-year fixed rate annuities	103,293	205,978	249,228
Single premium immediate annuities	24,580	52,142	164,657
Total before coinsurance ceded	4,184,585	4,212,488	3,946,932
Coinsurance ceded	171,124	182,616	203,734
Net after coinsurance ceded	$4,013,461	$4,029,872	$3,743,198
Annuity deposits before coinsurance ceded decreased 1% during 2014 compared to 2013 and increased 7% during 2013 compared to 2012. We attribute the continuing significant sales of our products to several factors including the highly competitive rates on our products, our continued strong relationships with our national marketing organizations and independent insurance agents, the increased attractiveness of safe money products in volatile markets, lower interest rates on competing products such as bank certificates of deposit and product enhancements.
We believe our existing statutory capital and surplus and the statutory surplus we expect to generate internally through statutory earnings will support a higher level of new business growth than in previous years. However, while we have the capital resources to accept more business than was sold in 2014, our capacity is not unlimited and sales growth must be matched with available resources to maintain desired financial strength ratings from credit rating agencies. Should sales growth accelerate to levels that cannot be supported by internal capital generation, we would intend to obtain capital from external sources to facilitate such growth.
Net income, in general, has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 13% to $33.4 billion for the year ended December 31, 2014 compared to $29.5 billion in 2013 and 14% for the year ended December 31, 2013 compared to $26.0 billion in 2012. Our investment spread measured in dollars was $809.5 million, $695.6 million, and $596.7 million for the years ended December 31, 2014, 2013 and 2012. As discussed above, our investment spread in 2014, 2013 and 2012 has been negatively impacted by both the extended low interest rate environment and our excess liquidity due to calls of our United States government agency securities (see Net investment income).
Net income is also impacted by the change in fair value of derivatives and embedded derivatives which fluctuates from year to year based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income for the years ended December 31, 2014 and 2012 was negatively impacted by decreases in the discount rates used to estimate our embedded derivative liabilities while net income for the year ended December 31, 2013 was positively impacted by increases in the discount rates used to estimate our embedded derivative liabilities. Net income for the year ended December 31, 2014 was also positively impacted by revisions of assumptions used in determining fixed index annuity embedded derivatives that were made in the second quarter of 2014. These revisions, which consisted of changes in the lapse and expected costs of annual call options assumptions, decreased the change in the fair value of embedded derivatives for the year ended December 31, 2014 by $62.6 million, which after related adjustments to deferred sales inducements and deferred policy acquisition costs and income taxes, increased net income for the year ended December 31, 2014 by $14.8 million (see Change in fair value of embedded derivatives).
We periodically revise the key assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. The impact of unlocking on our results of operations, including the impact of account balance true ups and adjustments to future period assumptions for interest margins, surrenders and certain expenses, was as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Increased (decreased) amortization of deferred sales inducements	$(12,595)	$(11,138)	$(199)
Increased (decreased) amortization of deferred policy acquisition costs	(35,527)	(18,519)	3,738
Increased (decreased) net income	30,990	19,099	(2,243)

Net income for 2014 was negatively impacted and net income for 2013 and 2012 was positively impacted by a revision of assumptions used in determining liabilities for lifetime income benefit riders. These revisions were consistent with unlocking for deferred policy acquisition costs and deferred sales inducements. The impact of these revisions on net income was as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Increased (decreased) interest sensitive and index product benefits	$12,428	$(1,753)	$(2,197)
Increased (decreased) net income	(8,004)	1,129	1,415
In 2014, we retired $138 million aggregate principal amount of two issues of convertible notes. The loss on retirement was $12.5 million ($11.5 million after income taxes). In connection with the retirement of the 2015 notes, we entered into early termination agreements for a corresponding amount of the related 2015 notes hedges and the 2015 warrants. The impact of these partial unwinds decreased the change in fair value of derivatives and net income for the year ended December 31, 2014 by $6.3 million and $3.7 million, respectively (see Note 5 to our audited consolidated financial statements).
In 2013, we retired $184 million aggregate principal amount of three issues of convertible notes. The loss on retirement was $32.5 million ($21.7 million after income taxes). In connection with the retirement of the 2015 notes, we entered into early termination agreements for a corresponding amount of the related 2015 notes hedges and the 2015 warrants. The impact of the partial unwinds decreased the change in fair value of derivatives and net income for the year ended December 31, 2013 by $5.8 million and $3.4 million, respectively (see Note 5 to our audited consolidated financial statements).
In 2012, we established an estimated litigation liability of $17.5 million ($9.6 million after offsets for income taxes and adjustments to deferred policy acquisition costs and deferred sales inducements) based upon developments in mediation discussions concerning potential settlement terms of a purported class action lawsuit. See Note 13 to our audited consolidated financial statements.
Operating income, a non-GAAP financial measure (see reconciliation to net income in Item 6. Selected Consolidated Financial Data) increased 17% to $190.6 million in 2014 and increased 48% to $163.4 million in 2013 from $110.2 million in 2012.
In addition to net income, we have consistently utilized operating income, a non-GAAP financial measure commonly used in the life insurance industry, to evaluate our financial performance. Operating income equals net income adjusted to eliminate the impact of net realized gains and losses on investments including net OTTI losses recognized in operations, fair value changes in derivatives and embedded derivatives, loss on extinguishment of debt, and changes in litigation reserves. Because these items fluctuate from year to year in a manner unrelated to core operations, we believe measures excluding their impact are useful in analyzing operating trends. We believe the combined presentation and evaluation of operating income together with net income provides information that may enhance an investor's understanding of our underlying results and profitability.
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
The impact of unlocking on operating income was as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Increased (decreased) amortization of deferred sales inducements	$(10,713)	$(12,575)	$2,451
Increased (decreased) amortization of deferred policy acquisition costs	(33,027)	(20,460)	7,288
Increased (decreased) operating income	28,169	21,274	(6,285)
The revision of assumptions in 2014, 2013 and 2012 used in determining liabilities for lifetime income benefit riders had the same effect on operating income as it had on net income as discussed previously.
Premiums and other considerations decreased 28% to $32.6 million in 2014 and 41% to $45.3 million in 2013 from $76.7 million in 2012. These revenues are comprised of life insurance premiums and premiums from life contingent single premium immediate annuities including life contingent supplemental contracts issued upon annuitization of deferred annuities. Life insurance premiums have remained consistent throughout the periods presented while premiums from life contingent single premium immediate annuities ($21.8 million, $34.8 million and $63.8 million in 2014, 2013 and 2012, respectively) have decreased over the periods, because we have adjusted the rates offered on these products to be less competitive in the low interest rate environment.

Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 15% to $119.0 million in 2014 and 16% to $103.6 million in 2013 from $89.0 million in 2012. The components of annuity product charges are set forth in the table that follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Surrender charges	$47,500	$49,193	$45,190
Lifetime income benefit riders (LIBR) fees	71,490	54,398	43,816
	$118,990	$103,591	$89,006

Withdrawals from annuity policies subject to surrender charges	$387,274	$342,087	$335,552
Average surrender charge collected on withdrawals subject to surrender charges	12.3%	14.4%	13.4%

Fund values on policies subject to LIBR fees	$12,250,068	$9,904,857	$8,108,573
Weighted average per policy LIBR fee	0.58%	0.55%	0.54%
The increases in annuity product charges were primarily attributable to increases in fees assessed for lifetime income benefit riders due to a larger volume of business in force subject to the fee. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders. Surrender charges decreased in 2014 because the 2013 amount included surrender charges of $4.7 million deducted from California policyholders surrendering their policies as a condition of receiving certain benefits in a national class action lawsuit settlement. The increase in surrender charges in 2013 was primarily attributable to the $4.7 million amount associated with the class action lawsuit settlement.
Net investment income increased 11% to $1.5 billion in 2014 and 8% to $1.4 billion in 2013 from $1.3 billion in 2012. The increases were principally attributable to the growth in our annuity business and corresponding increases in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 13% to $31.3 billion in 2014 and 14% to $27.8 billion in 2013 compared to $24.4 billion in 2012. The average yield earned on average invested assets was 4.90%, 4.98% and 5.28% for 2014, 2013 and 2012, respectively.
The decrease in yield earned on average invested assets in 2014 and 2013 was attributable to yields on investments purchased in those periods and 2012 being lower than the overall portfolio yield. In addition, net investment income and average yield were negatively impacted by a lag in reinvestment of proceeds from bonds called for redemption during 2014, 2013 and 2012 into new assets causing excess liquidity held in low yielding cash and other short-term investments. The average balance held in cash and short-term investments was $0.4 billion, $1.0 billion and $1.7 billion in 2014, 2013 and 2012, respectively. The average yield on our cash and short-term investments was 0.07% in 2014, 0.38% in 2013, and 0.25% in 2012. Additionally, net investment income and average yield was positively impacted by prepayment and fee income received resulting in additional net investment income of $22.3 million, $15.7 million and $14.8 million, in 2014, 2013 and 2012, respectively.
Change in fair value of derivatives consists of call options purchased to fund annual index credits on fixed index annuities, the 2015 notes hedges and 2015 warrants related to our 2015 notes and an interest rate swap and interest rate caps that hedge our floating rate subordinated debentures. The components of change in fair value of derivatives are as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Call options:
Gain on option expiration	$707,520	$554,218	$80,782
Change in unrealized gains/losses	(185,573)	377,785	147,828
2015 notes hedges	(8,934)	145,751	(2,488)
2015 warrants	—	(9,568)	—
Interest rate swap	(4,863)	4,973	(4,261)
Interest rate caps	(3,325)	2,856	(723)
	$504,825	$1,076,015	$221,138

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

Year Ended December 31,
	2014	2013	2012
S&P 500 Index
Point-to-point strategy	1.0 - 11.5%	1.5 - 11.5%	0.0 - 12.8%
Monthly average strategy	0.8 - 11.1%	0.0 - 15.7%	0.0 - 19.3%
Monthly point-to-point strategy	0.0 - 19.9%	0.0 - 21.7%	0.0 - 18.0%
Fixed income (bond index) strategies	0.0 - 10.0%	0.0 - 8.0%	1.6 - 10.0%
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
The fair value of the 2015 notes hedges changes based upon changes in the price of our common stock, interest rates, stock price volatility, dividend yield and the time to expiration of the 2015 notes hedges. Similarly, the fair value of the conversion option obligation to the holders of the 2015 notes changes based upon these same factors and the conversion option obligation is accounted for as an embedded derivative liability with changes in fair value reported in the Change in fair value of embedded derivatives. The amount of the change in fair value of the 2015 notes hedges has historically been equal to the amount of the change in the related embedded derivative liability and there has been an offsetting expense in the change in fair value of embedded derivatives. Due to the partial unwind agreements we entered into in 2014, the decrease in the change in the fair value of the 2015 notes embedded derivative conversion liability exceeded the decrease in the fair value of the 2015 notes hedges by $10.1 million for the year ended December 31, 2014. Due to the partial unwind agreements we entered into in 2013, the amount of the change in fair value of the 2015 notes hedges was $3.8 million more than the amount of the change in the related embedded conversion derivative liability for the year ended December 31, 2013. See Note 5 to our audited consolidated financial statements for a discussion of the unwind agreements, the 2015 notes hedges and the 2015 notes embedded derivative conversion liability.
The 2015 warrants were to be settled in shares of our common stock and accordingly were classified as equity in our consolidated balance sheets, and the changes in fair value of the 2015 warrants were not recognized in the consolidated financial statements. In conjunction with the retirement of a portion of the 2015 notes in 2014 and 2013 and related early termination of a corresponding portion of the 2015 notes hedges, a corresponding amount of the 2015 warrants were also terminated in 2014 and 2013 prior to maturity and settled in cash rather than shares of our common stock. Accordingly, changes in the fair value of the 2015 warrants that were terminated in 2013 prior to maturity from the dates the early termination agreements were executed through the dates of settlement are included in the consolidated statement of operations for the year ended December 31, 2013. The fair value of the warrants that were settled in cash in 2014 did not change after reclassification as they were settled in cash at the time the agreements were executed. See Note 5 to our audited consolidated financial statements for a discussion of the 2015 warrants.

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

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$3,273	$39,079	$10,906
Gross realized losses	(1,006)	(6,170)	(562)
	2,267	32,909	10,344
Equity securities:
Gross realized gains	—	9,571	562

Other investments:
Gain on sale of real estate	2,454	2,144	5,149
Loss on sale of real estate	(231)	(1,317)	—
Impairment losses on real estate	(2,441)	(1,195)	(5,677)
	(218)	(368)	(528)
Mortgage loans on real estate:
Increase in allowance for credit losses	(6,052)	(5,621)	(16,832)
Recovery of specific allowance	—	4,070	—
	(6,052)	(1,551)	(16,832)
	$(4,003)	$40,561	$(6,454)
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
Net OTTI losses recognized in operations decreased to $2.6 million in 2014 and decreased to $6.2 million in 2013 from $14.9 million in 2012. The impairments recognized in 2014, 2013 and 2012 were primarily on residential mortgage backed securities and were principally due to changes of assumptions regarding loss severity of a number of securities we hold which affected our ongoing analysis of expected cash flow projections. See Financial Condition—Investments and Note 3 to our audited consolidated financial statements for additional discussion of write downs of securities for other than temporary impairments.
Insurance policy benefits and changes in future policy benefits decreased 21% to $41.8 million in 2014 and 35% to $53.1 million in 2013 from $81.5 million in 2012. These expenses include amounts for life insurance policies and life contingent single premium immediate annuities including life contingent supplemental contracts issued upon annuitization of deferred annuities. Amounts for life insurance policies have remained consistent throughout the periods presented while amounts related to life contingent single premium immediate annuities ($34.1 million, $46.1 million and $73.4 million in 2014, 2013 and 2012, respectively) have decreased over the periods primarily because the related premiums have decreased as discussed above under Premiums and other considerations.
Interest sensitive and index product benefits increased 16% to $1.5 billion in 2014 and 57% to $1.3 billion in 2013 from $808.5 million in 2012. The components of interest sensitive and index product benefits are summarized as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Index credits on index policies	$1,096,504	$908,717	$447,393
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	284,577	310,369	319,121
Lifetime income benefit riders	92,619	53,781	41,965
	$1,473,700	$1,272,867	$808,479

The increases in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $1.1 billion, $910.4 million and $447.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The decreases in interest credited were primarily due to decreases in the average rate credited to the annuity liabilities outstanding receiving a fixed rate of interest. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 13% to $33.4 billion in 2014 and 14% to $29.5 billion in 2013 from $26.0 billion in 2012. The increases in benefits recognized for lifetime income benefit riders were due to increases in the number of policies with lifetime income benefit riders and correlates to the increase in fees discussed in Annuity product charges and in 2014, the impact of revisions to assumptions used in determining reserves held for lifetime income benefit riders. For 2013 and 2012, the impact of revisions to assumptions used in determining reserves held for lifetime income benefit riders partially offset the increase in expense attributable to a larger volume of policies with the rider. See Net income above for discussion of the impact of changes in the assumptions used in determining reserves for lifetime income benefit riders for the years ended December 31, 2014, 2013 and 2012.
Amortization of deferred sales inducements decreased 48% to $131.4 million in 2014 and increased 190% to $253.1 million in 2013 from $87.2 million in 2012. In general, amortization of deferred sales inducements has been increasing each year due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 95%, 97% and 97% of our net annuity deposits during 2014, 2013 and 2012, respectively. The increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with the net realized gains (losses) on investments and net OTTI losses recognized in operations and amortization associated with litigation reserves. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years. Amortization of deferred sales inducements is summarized as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$174,799	$143,415	$136,254
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(42,865)	103,172	(45,010)
Net realized gains (losses) on investments, net OTTI losses recognized in operations and changes in litigation reserves	(515)	6,526	(4,087)
Amortization of deferred sales inducements after gross profit adjustments	$131,419	$253,113	$87,157
See Net income and Operating income (a non-GAAP financial measure) above for discussion of the impact of unlocking on amortization of deferred sales inducements for the years ended December 31, 2014, 2013 and 2012. See Critical Accounting Policies—Deferred Policy Acquisition Costs and Deferred Sales Inducements.
Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives and changes in the fair value of the embedded derivative related to the conversion option of our 2015 notes and, in 2014, our 2029 notes (see Notes 5 and 9 to our audited consolidated financial statements). The components of change in fair value of embedded derivatives are as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Fixed index annuities—embedded derivatives	$47,548	$(8,006)	$289,387
2015 notes embedded conversion derivative	(19,036)	141,974	(2,488)
2029 notes embedded conversion derivative	3,809	—	—
	$32,321	$133,968	$286,899

The change in fair value of the fixed index annuity embedded derivatives resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in Change in fair value of derivatives; (ii) changes in discount rates used in estimating our embedded derivative liabilities; and (iii) the growth in the host component of the policy liability. See Critical Accounting Policies—Policy Liabilities for Fixed Index Annuities. The primary reasons for the increase in the change in fair value of the fixed index annuity embedded derivatives for 2014 were decreases in the discount rates used in estimating our embedded derivative liabilities, offset by decreases in the expected index credits resulting from decreases in the fair value of the call options acquired to fund those index credits. The primary reason for the decrease in the change in fair value of the fixed index annuity embedded derivatives in 2013 was an increase in the discount rates used in estimating our embedded derivative liabilities. The primary reasons for the increase in the change in fair value of the fixed index annuity embedded derivatives during 2012 were increases in the expected index credits that resulted from increases in the fair value of the call options acquired to fund these index credits and decreases in the discount rates used in estimating our embedded derivative liabilities. The discount rates used in estimating our embedded derivative liabilities fluctuate from year to year based on changes in the general level of interest rates. See Net income above for discussion of the impact of assumption changes for the fixed index annuity embedded derivatives in 2014.
As discussed above under Change in fair value of derivatives, the fair value of the 2015 notes embedded conversion derivative changes based upon the same factors effecting the changes in the 2015 notes hedges and, in general, the amount for the change in the fair value of the 2015 notes embedded conversion derivative was equal to the amount for the change in fair value of the 2015 notes hedges. See discussion above for explanation of the differences in these amounts for 2014 and 2013. Prior to November 2014, the conversion option in the 2029 convertible notes was expected to be settled in net shares of our common stock and the conversion option in the 2029 notes was accounted for as equity. In November 2014, we issued a notice of mandatory redemption of all of the 2029 notes that were outstanding at the time the notice was issued and amended the terms of the indenture governing the 2029 notes to provide the holders with the option of receiving the conversion value of their notes entirely in cash rather than cash for the principal amount and net shares for the portion of the conversion value that exceeds the principal amount. As a result of this mandatory redemption and the change in terms, $32.1 million principal amount of the 2029 notes was converted into $69.4 million in cash and $24.6 million in shares of our common stock (897,548 shares). The amendment to the conversion terms resulted in a reclassification of the fair value of the conversion premium for the 2029 notes from equity to an embedded conversion derivative liability. The fair value of the conversion premium on the date of reclassification was $58.1 million. We applied fair value accounting to the embedded derivative liability from the date of reclassification to the dates of settlement of the conversions of the 2029 notes and recognized as expense the $3.8 million increase in the fair value of the embedded derivative liability.
Interest expense on notes payable decreased 6% to $36.4 million in 2014 and increased 36% to $38.9 million in 2013 from $28.5 million in 2012. The decrease in 2014 is attributable to the extinguishment of $322 million aggregate principal amount of our convertible senior notes in 2014 and 2013, which was partially offset by interest expense on the $400 million of 6.625% senior unsecured notes we issued in July 2013. The increase in 2013 was attributable to interest expense on the senior unsecured notes issued in July 2013 which was partially offset by lower interest expense on our convertible senior notes due to the extinguishment of $184 million principal amount of these notes during 2013. See Note 9 to our audited consolidated financial statements.
Interest expense on subordinated debentures was unchanged at $12.1 million in 2014 and decreased 10% to $12.1 million in 2013 from $13.5 million in 2012. The 2013 decrease was primarily due to the redemption of $22 million principal amount of our 8% Convertible Junior Subordinated Debentures in July 2012 (see Note 10 to our audited consolidated financial statements). $169.6 million principal amount of the subordinated debentures have interest based upon the three month London Interbank Offered Rate plus an applicable margin, which carried a weighted average interest rate of 4.09%, 4.07% and 4.35% for 2014, 2013 and 2012, respectively. See Financial Condition—Liabilities.
Amortization of deferred policy acquisition costs decreased 55% to $163.6 million in 2014 and increased 122% to $365.5 million in 2013 from $164.9 million in 2012. In general, amortization of deferred policy acquisition costs has been increasing each year due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations and the amortization associated with litigation reserves. As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts.
Amortization of deferred policy acquisition costs is summarized as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$239,369	$215,560	$224,773
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(74,900)	141,283	(53,296)
Net realized gains (losses) on investments, net OTTI losses recognized in operations and changes in litigation reserves	(891)	8,625	(6,558)
Amortization of deferred policy acquisition costs after gross profit adjustments	$163,578	$365,468	$164,919

See Net income and Operating income (a non-GAAP financial measure) above for discussion of the impact of unlocking on amortization of deferred policy acquisition costs for the years ended December 31, 2014, 2013 and 2012. See Critical Accounting Policies—Deferred Policy Acquisition Costs and Deferred Sales Inducements.
Other operating costs and expenses decreased 11% to $81.6 million in 2014 and decreased 4% to $91.9 million in 2013 from $95.5 million in 2012. The decrease in 2014 is due to a decrease in expense for guaranty fund assessments of $10.0 million and a decrease of $3.2 million in litigation expense (See Note 13 to our consolidated financial statements) offset by increases in risk charges for our financing reinsurance agreement with Hannover (2013 Hannover Transaction) of $2.7 million and $0.9 in compensation costs. The decrease in 2013 is due to a decrease in litigation expense of $16.5 million (a $17.5 million estimated litigation liability was recorded in 2012) offset by an increase in expense for guaranty fund assessments of $7.6 million related to the insolvency of Executive Life Insurance Company of New York and compensation costs of $3.3 million that vary based on the Company's stock price.
In 2014, other operating costs and expenses, net of changes in litigation liabilities and guaranty fund assessments, were primarily affected by increases in salary and benefits and increased risk charges for the 2013 Hannover Transaction. Other operating costs and expenses excluding litigation expense and guaranty fund assessments discussed previously increased 3% to $84.8 million in 2014 from $82.4 million in 2013.
In 2013, other operating costs and expenses, net of changes in litigation liabilities and guaranty fund assessments, were primarily affected by increases in salaries and benefits, increased risk charges for the 2013 Hannover Transaction as well as the fluctuation in legal expense for the cost of defense of on-going litigation. Other operating costs and expenses excluding litigation expense and guaranty fund assessments discussed previously increased 7% to $82.4 million in 2013 from $77.1 million in 2012.
Income tax expense decreased in 2014 and increased in 2013 primarily because of the changes in income before income taxes. The effective income tax rates were 35.7%, 34.9% and 32.8% for 2014, 2013 and 2012, respectively.
Income tax expense and the resulting effective tax rate are based upon two components of income before income taxes ("pretax income") that are taxed at different tax rates. Life insurance income is generally taxed at an effective rate of approximately 35.4% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income (loss) for the parent company and other non-life insurance subsidiaries is generally taxed at an effective tax rate of 41.5% reflecting the combined federal / state income tax rates. The effective tax rates resulting from the combination of the income tax provisions for the life / non-life sources of income (loss) vary from year to year based primarily on the relative size of pretax income (loss) from the two sources. The effective income tax rate increased in 2014 and 2013, because a portion of the parent company's loss on extinguishment of debt was not deductible resulting in an effective tax rate on the parent company's pretax loss that was less than 41.5%. The increases in the effective income tax rates were partially offset by tax favored investment income that lowered the effective income tax rate for the life subgroup.
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

The composition of our investment portfolio is summarized as follows:

	December 31,
	2014		2013
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$138,460	0.4%	$42,925	0.2%
United States Government sponsored agencies	1,393,890	3.9%	1,194,289	3.9%
United States municipalities, states and territories	3,723,309	10.4%	3,306,743	10.9%
Foreign government obligations	193,803	0.5%	91,557	0.3%
Corporate securities	21,566,724	59.9%	17,309,292	57.1%
Residential mortgage backed securities	1,751,345	4.9%	1,971,960	6.5%
Commercial mortgage backed securities	2,807,620	7.8%	1,735,460	5.7%
Other asset backed securities	946,483	2.6%	1,034,476	3.4%
Total fixed maturity securities	32,521,634	90.4%	26,686,702	88.0%
Equity securities	7,805	—%	7,778	—%
Mortgage loans on real estate	2,434,580	6.8%	2,581,082	8.5%
Derivative instruments	731,113	2.0%	856,050	2.8%
Other investments	286,726	0.8%	215,042	0.7%
	$35,981,858	100.0%	$30,346,654	100.0%
During 2014 and 2013, we received $0.5 billion and $1.1 billion, respectively, in net redemption proceeds related to calls of our callable United States Government sponsored agency securities. The proceeds from these redemptions have been reinvested primarily in corporate securities, residential and commercial mortgage backed securities and United States Government sponsored agencies classified as available for sale. We remain committed to maintaining a high quality investment portfolio with low credit risk. At December 31, 2014, 33% of our fixed income securities have call features, of which 0.6% ($0.2 billion) were subject to call redemption and another 4% ($1.2 billion) will become subject to call redemption during 2015.
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. Historically, we have had a high percentage of our fixed maturity securities in U.S. Government sponsored agency securities (for the most part Federal Home Loan Mortgage Corporation and Federal National Mortgage Association). While U.S. Government sponsored agency securities are of high credit quality, we experienced several periods during the last three years where we held excess cash and other short-term investments due to lags in the reinvestment of proceeds from these securities called for redemption during those years. These calls resulted from the low interest rate and tight agency spread environment. Since 2007, when we had almost 80% of our fixed maturity portfolio invested in callable agencies, we have reallocated a significant portion of our fixed maturities from the callable agency securities to other highly rated, long-term securities. The largest portion of our fixed maturity securities are now in investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	December 31,
	2014		2013
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$20,672,331	63.6%	$16,122,487	60.4%
Baa	10,516,834	32.3%	9,147,584	34.3%
Total investment grade	31,189,165	95.9%	25,270,071	94.7%
Ba	548,681	1.7%	477,477	1.8%
B	87,272	0.3%	128,488	0.5%
Caa and lower	497,477	1.5%	617,900	2.3%
In or near default	199,039	0.6%	192,766	0.7%
Total below investment grade	1,332,469	4.1%	1,416,631	5.3%
	$32,521,634	100.0%	$26,686,702	100.0%

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
A summary of our fixed maturity securities by NAIC designation is as follows:

	December 31, 2014				December 31, 2013
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percentage of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percentage of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$19,223,151	$20,941,634	$20,941,634	64.4%	$16,394,654	$16,531,250	$16,531,250	62.0%
2	10,432,593	10,981,618	10,981,618	33.8%	9,630,251	9,598,399	9,598,399	36.0%
3	602,191	583,313	583,907	1.8%	502,822	474,165	489,579	1.8%
4	22,888	14,089	14,089	—%	74,493	66,078	66,078	0.2%
5	—	—	—	—%	—	—	—	—%
6	655	386	386	—%	1,765	1,395	1,396	—%
	$30,281,478	$32,521,040	$32,521,634	100.0%	$26,603,985	$26,671,287	$26,686,702	100.0%
The amortized cost and fair value of fixed maturity securities at December 31, 2014, by contractual maturity are presented in Note 3 to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities and equity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2014
Fixed maturity securities, available for sale:
United States Government full faith and credit	1	$513	$(15)	$498
United States Government sponsored agencies	7	624,272	(13,933)	610,339
United States municipalities, states and territories	17	28,658	(711)	27,947
Foreign government obligations	3	29,689	(3,953)	25,736
Corporate securities:
Finance, insurance and real estate	40	672,176	(18,863)	653,313
Manufacturing, construction and mining	138	1,843,254	(71,077)	1,772,177
Utilities and related sectors	77	736,603	(18,338)	718,265
Wholesale/retail trade	17	193,605	(5,412)	188,193
Services, media and other	39	418,942	(9,706)	409,236
Residential mortgage backed securities	12	44,747	(2,205)	42,542
Commercial mortgage backed securities	33	432,201	(3,323)	428,878
Other asset backed securities	17	208,937	(7,885)	201,052
	401	$5,233,597	$(155,421)	$5,078,176
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,432	$(594)	$75,838

December 31, 2013
Fixed maturity securities, available for sale:
United States Government sponsored agencies	27	$1,280,991	$(121,362)	$1,159,629
United States municipalities, states and territories	151	653,130	(39,074)	614,056
Corporate securities:
Finance, insurance and real estate	124	1,949,182	(105,299)	1,843,883
Manufacturing, construction and mining	249	3,671,716	(207,333)	3,464,383
Utilities and related sectors	167	2,027,723	(114,305)	1,913,418
Wholesale/retail trade	38	473,275	(27,181)	446,094
Services, media and other	74	1,003,852	(61,911)	941,941
Residential mortgage backed securities	52	384,521	(43,183)	341,338
Commercial mortgage backed securities	123	1,591,057	(89,815)	1,501,242
Other asset backed securities	34	479,153	(30,763)	448,390
	1,046	$13,579,623	$(845,982)	$12,733,641
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,255	$(15,415)	$60,840
Unrealized losses decreased $705.4 million from $861.4 million at December 31, 2013 to $156.0 million at December 31, 2014. The decrease in unrealized losses was primarily due to a decrease in interest rates during 2014.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
December 31, 2014
1	$2,366,939	45.9%	$(44,380)	28.5%
2	2,381,413	46.2%	(77,681)	49.8%
3	391,792	7.6%	(24,876)	15.9%
4	14,089	0.3%	(8,799)	5.6%
5	—	—%	—	—%
6	375	—%	(279)	0.2%
	$5,154,608	100.0%	$(156,015)	100.0%

December 31, 2013
1	$7,214,149	56.3%	$(511,245)	59.3%
2	5,278,699	41.2%	(306,659)	35.6%
3	258,516	2.0%	(34,036)	4.0%
4	57,156	0.5%	(9,068)	1.1%
5	—	—%	—	—%
6	1,376	—%	(389)	—%
	$12,809,896	100.0%	$(861,397)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 402 and 1,047 securities, respectively) have been in a continuous unrealized loss position at December 31, 2014 and 2013, along with a description of the factors causing the unrealized losses is presented in Note 3 to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.

The amortized cost and fair value of fixed maturity securities and equity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher are considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
December 31, 2014
Fixed maturity securities:
Investment grade:
Less than six months	154	$2,114,497	$2,065,474	$(49,023)
Six months or more and less than twelve months	6	85,951	82,264	(3,687)
Twelve months or greater	155	2,664,255	2,595,916	(68,339)
Total investment grade	315	4,864,703	4,743,654	(121,049)
Below investment grade:
Less than six months	55	153,861	151,532	(2,329)
Six months or more and less than twelve months	12	48,846	46,956	(1,890)
Twelve months or greater	20	242,619	211,872	(30,747)
Total below investment grade	87	445,326	410,360	(34,966)
	402	$5,310,029	$5,154,014	$(156,015)
December 31, 2013
Fixed maturity securities
Investment grade:
Less than six months	329	$3,700,588	$3,627,962	$(72,626)
Six months or more and less than twelve months	630	8,499,453	7,842,391	(657,062)
Twelve months or greater	43	1,102,199	1,011,904	(90,295)
Total investment grade	1,002	13,302,240	12,482,257	(819,983)
Below investment grade:
Less than six months	19	101,690	99,509	(2,181)
Six months or more and less than twelve months	11	76,214	66,136	(10,078)
Twelve months or greater	15	175,734	146,579	(29,155)
Total below investment grade	45	353,638	312,224	(41,414)
	1,047	$13,655,878	$12,794,481	$(861,397)

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade and equity securities that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
December 31, 2014
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—
Below investment grade:
Less than six months	—	—	—	—
Six months or more and less than twelve months	3	43,881	28,651	(15,230)
Twelve months or greater	1	655	375	(280)
Total below investment grade	4	44,536	29,026	(15,510)
	4	$44,536	$29,026	$(15,510)
December 31, 2013
Investment grade:
Less than six months	2	$14,516	$11,368	$(3,148)
Six months or more and less than twelve months	1	4,465	3,419	(1,046)
Twelve months or greater	1	20,000	14,513	(5,487)
Total investment grade	4	38,981	29,300	(9,681)
Below investment grade:
Less than six months	1	25,043	18,813	(6,230)
Six months or more and less than twelve months	4	101,244	77,350	(23,894)
Twelve months or greater	2	1,765	1,376	(389)
Total below investment grade	7	128,052	97,539	(30,513)
	11	$167,033	$126,839	$(40,194)

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
December 31, 2014
Due in one year of less	$—	$—	$—	$—
Due after one year through five years	74,447	73,594	—	—
Due after five years through ten years	2,753,526	2,692,393	—	—
Due after ten years through twenty years	1,091,955	1,061,437	—	—
Due after twenty years	627,784	578,280	76,432	75,838
	4,547,712	4,405,704	76,432	75,838
Residential mortgage backed securities	44,747	42,542	—	—
Commercial mortgage backed securities	432,201	428,878	—	—
Other asset backed securities	208,937	201,052	—	—
	$5,233,597	$5,078,176	$76,432	$75,838
December 31, 2013
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	7,227	7,213	—	—
Due after five years through ten years	5,328,034	5,055,734	—	—
Due after ten years through twenty years	3,337,145	3,086,150	—	—
Due after twenty years	2,452,486	2,293,574	76,255	60,840
	11,124,892	10,442,671	76,255	60,840
Residential mortgage backed securities	384,521	341,338	—	—
Commercial mortgage backed securities	1,591,057	1,501,242	—	—
Other asset backed securities	479,153	448,390	—	—
	$13,579,623	$12,733,641	$76,255	$60,840
International Exposure
We hold fixed maturity securities with international exposure. As of December 31, 2014, 16% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. All of these securities are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2), except for 21 securities with a total fair value of $128.6 million which have a NAIC 3 designation. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	December 31, 2014
	Amortized Cost	Carrying Amount/ Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$242,683	$266,438	0.8%
Asia/Pacific	285,332	300,275	0.9%
Non-GIIPS Europe	2,333,804	2,468,885	7.6%
Latin America	194,215	191,575	0.6%
Non-U.S. North America	971,611	1,012,240	3.1%
Australia & New Zealand	390,497	409,068	1.3%
Other	369,098	409,106	1.3%
	$4,787,240	$5,057,587	15.6%

(1)
Greece, Ireland, Italy, Portugal and Spain continue to cause credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. All of our exposure in GIIPS are corporate securities with issuers domiciled in these countries. None of our foreign government obligations were held in any of these countries.

Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our RMBS as we monitor all of our RMBS on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At December 31, 2014, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Investment grade
Corporate fixed maturity securities:
Finance	1	$20,000	$(3,843)	$16,157	40	—
Industrial	4	45,176	(7,765)	37,411	4 - 20	—
	5	$65,176	$(11,608)	$53,568
Other asset backed securities	1	4,846	(969)	3,877	45	—
	6	70,022	(12,577)	57,445

Below investment grade
Corporate fixed maturity securities:
Industrial	4	18,839	(8,688)	10,151	22	2 - 4
	10	$88,861	$(21,265)	$67,596
Two of the securities on the watch list have Eurozone exposure that has contributed to their depressed fair values. Our analysis of all of the securities on the watch list that we have determined are temporarily impaired and their credit performance at December 31, 2014 is as follows:
Finance:  The decline in value of this security is due to the continued wide spreads as a result of the ongoing concerns relating to capital, asset quality and earnings stability due to the financial events of the past four years and the ongoing events in the Eurozone. While this issuer has had its financial position and profitability weakened by the credit and liquidity crisis, we have determined that this security was not other than temporarily impaired due to our evaluation of the operating performance and the credit worthiness of the issuer.
Industrial:  The decline in the value of these securities relates to ongoing operational issues related to the decline in certain commodity prices specific to their business. The decline in these commodity prices creates financial challenges as the industry realigns to accommodate the lower prices. These issuers will be stressed greater than the average company due to their price sensitivity and the specific position they hold in the chain of supply. While these issuers have seen the financial and profitability profile weakened, we have determined that the securities were not other than temporarily impaired due to our evaluation of the operating performance and the credit worthiness of the issuer.
Other asset backed securities: The decline in value of this security is due to poor performance in the underlying pool of student loans.  The investment is backed by a guarantee from the for-profit education services provider.  We have determined that this security was not other than temporarily impaired, because the guarantee is in good standing and all required payments have been made, including hyper-amortization payments triggered by the performance of the student loan portfolio.
We do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost and, as such, there were no other than temporary impairments on these securities at December 31, 2014.
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

Several factors led us to believe that full recovery of amortized cost will not be expected. A discussion of these factors and our policy and process to identify securities that could potentially have impairment that is other than temporary is in Note 3 to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.
Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts net of valuation allowances. At December 31, 2014 and 2013, the largest principal amount outstanding for any single mortgage loan was $15.8 million and $14.6 million, respectively, and the average loan size was $2.7 million and $2.5 million at December 31, 2014 and 2013, respectively. We have the contractual ability to pursue full personal recourse on 7.4% of the loans and partial personal recourse on 21.6% of the loans. In addition, the average loan to value ratio for the overall portfolio was 53.7% and 54.3% at December 31, 2014 and 2013, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a current appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 of our audited consolidated financial statements of this Form 10-K, which is incorporated by reference in this Item 7.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At December 31, 2014, we had commitments to fund commercial mortgage loans totaling $61.3 million, with fixed interest rates ranging from 3.90% to 4.23%. During 2014 and 2013, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the year ended December 31, 2014, we received $361.1 million in cash for loans being paid in full compared to $441.7 million for the year ended December 31, 2013. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
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
We have a process by which we evaluate the credit quality of each of our commercial mortgage loans. This process utilizes each loan's debt service coverage ratio as a primary metric. A summary of our portfolio by debt service coverage ratio follows:

	December 31, 2014		December 31, 2013
	Principal Outstanding	Percent of Total Principal Outstanding	Principal Outstanding	Percent of Total Principal Outstanding
	(Dollars in thousands)		(Dollars in thousands)
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$1,599,817	65.1%	$1,572,241	60.3%
Greater than or equal to 1.2 and less than 1.5	537,828	21.9%	595,786	22.9%
Greater than or equal to 1.0 and less than 1.2	155,004	6.3%	209,717	8.0%
Less than 1.0	165,072	6.7%	229,954	8.8%
	$2,457,721	100.0%	$2,607,698	100.0%
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

	December 31,
	2014	2013
	(Dollars in thousands)
Impaired mortgage loans with an allowance	$29,116	$47,018
Impaired mortgage loans with no related allowance	2,656	3,264
Allowance for probable loan losses	(12,333)	(16,847)
Net carrying value of impaired mortgage loans	$19,439	$33,435
At December 31, 2014, we had no commercial mortgage loans that were delinquent (60 days or more past due at the reporting date) in their principal and interest payments.

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
Liabilities
Our liability for policy benefit reserves increased to $39.8 billion at December 31, 2014 compared to $35.8 billion at December 31, 2013, primarily due to additional annuity sales as discussed above. Substantially all of our annuity products have a surrender charge feature designed to reduce the risk of early withdrawal or surrender of the policies and to compensate us for our costs if policies are withdrawn early. Notwithstanding these policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates and other factors.
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
Liquidity requirements are met primarily by funds provided from operations. Our life subsidiaries generally receive adequate cash flow from annuity deposits and investment income to meet their obligations. Annuity and life insurance liabilities are generally long-term in nature. However, a primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and bonus vesting, that help limit and discourage early withdrawals. At December 31, 2014, approximately 95% of our annuity liabilities were subject to penalty upon surrender, with a weighted average remaining surrender charge period of 9.2 years and a weighted average surrender charge percentage of 14.7%.
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $2.2 billion for the year ended December 31, 2014 compared to $2.4 billion for the year ended December 31, 2013 with the decrease primarily attributable to a $189.3 million (after coinsurance) increase in funds returned to policyholders offset by a $11.1 million increase in net annuity deposits after coinsurance. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans.
Liquidity of Parent Company
We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt, including the senior notes, convertible senior notes and subordinated debentures issued to subsidiary trusts, pay operating expenses and pay dividends to stockholders. Our assets consist primarily of the capital stock and surplus notes of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. These sources provide adequate cash flow to us to meet our current and reasonably foreseeable future obligations and we expect they will be adequate to fund our parent company cash flow requirements in 2015.
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

Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2015, up to $343.3 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $1.2 billion of statutory earned surplus at December 31, 2014.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of December 31, 2014, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to meet this rating objective. However, this capital may not be sufficient if significant future losses are incurred or A.M. Best modifies its rating criteria and access to additional capital could be limited.
The transfer of funds by American Equity Life is also restricted by a covenant in our line of credit agreement which requires American Equity Life to maintain a minimum risk-based capital ratio of 275% and a minimum level of statutory surplus equal to the sum of 1) 80% of statutory surplus at September 30, 2013, 2) 50% of the statutory net income for each fiscal quarter ending after September 30, 2013, and 3) 50% of all capital contributed to American Equity Life after September 30, 2013. American Equity Life's risk-based capital ratio was 372% at December 31, 2014. Under this agreement we are also required to maintain a maximum ratio of adjusted debt to total adjusted capital of 0.35.
Statutory accounting practices prescribed or permitted for our life subsidiaries differ in many respects from those governing the preparation of financial statements under GAAP. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. Information as to statutory capital and surplus and statutory net income for our life subsidiaries as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 is included in Note 12 to our audited consolidated financial statements.
Cash and cash equivalents of the parent holding company at December 31, 2014, were $61.1 million. In addition, as discussed in Note 9 to our audited consolidated financial statements we have a $140 million revolving line of credit agreement. This revolving line of credit terminates on November 22, 2017, and borrowings are available for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.
In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2014.

	Payments Due by Period
	Total	Less Than 1 year	1–3 Years	4–5 Years	After 5 Years
	(Dollars in thousands)
Annuity and single premium universal life products (1)	$38,888,227	$2,440,796	$8,851,104	$5,975,064	$21,621,263
Notes payable, including interest payments (2)	595,214	49,464	53,000	53,000	439,750
Subordinated debentures, including interest payments (3)	551,299	11,355	22,709	22,709	494,526
Operating leases	18,391	2,323	3,191	2,775	10,102
Mortgage loan funding and other investments	97,602	78,210	11,724	7,668	—
Total	$40,150,733	$2,582,148	$8,941,728	$6,061,216	$22,565,641

(1)
Amounts shown in this table are projected payments through the year 2034 which we are contractually obligated to pay to our annuity policyholders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency, when applicable. These assumptions are based on our historical experience.

(2)	Period that principal amounts are due is determined by the earliest of the call/put date or the maturity date of each note payable.

(3)	Amount shown is net of equity investments in the capital trusts due to the contractual right of offset upon repayment of the notes.

Inflation
Inflation does not have a significant effect on our consolidated balance sheet. We have minimal investments in property, equipment or inventories. To the extent that interest rates may change to reflect inflation or inflation expectations, there would be an effect on our balance sheet and operations. Lower interest rates experienced in 2014 have increased the value of our fixed maturity investments. It is likely that higher interest rates would have the opposite effect. It is not possible to calculate the effect such changes in interest rates, if any, have had on our operating results.
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
Valuation of Investments
Our fixed maturity securities (bonds and redeemable preferred stocks maturing more than one year after issuance) and equity securities classified as available for sale are reported at fair value. Unrealized gains and losses, if any, on these securities are included directly in stockholders' equity as a component of accumulated other comprehensive income (loss), net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements. Unrealized gains and losses represent the difference between the amortized cost or cost basis and the fair value of these investments. We use significant judgment within the process used to determine fair value of these investments.
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

The following table presents the fair value of fixed maturity and equity securities, available for sale, by pricing source and hierarchy level as of December 31, 2014 and 2013, respectively:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
December 31, 2014
Priced via third party pricing services	$4,266	$32,204,981	$—	$32,209,247
Priced via independent broker quotations	—	38,368	—	38,368
Priced via matrices	—	—	—	—
Priced via other methods	—	205,017	375	205,392
	$4,266	$32,448,366	$375	$32,453,007
% of Total	—%	100.0%	—%	100.0%

December 31, 2013
Priced via third party pricing services	$5,184	$26,505,929	$—	$26,511,113
Priced via independent broker quotations	—	40,330	—	40,330
Priced via matrices	—	—	—	—
Priced via other methods	—	65,406	1,376	66,782
	$5,184	$26,611,665	$1,376	$26,618,225
% of Total	—%	100.0%	—%	100.0%
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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis of inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of December 31, 2014 and 2013.

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
We have a policy and process to identify securities that could potentially have an impairment that is other than temporary. This process involves monitoring market events and other items that could impact issuers. The evaluation includes but is not limited to such factors as:

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
For the years ended December 31, 2014 and 2013, we utilized a process of rating the mortgage loans in our portfolio based on factors such as historical operating performance, loan to value ratio and economic outlook, among others. We calculate a loss factor to apply to each rating based on historical losses we have recognized in our mortgage loan portfolio. We apply the loss factors to the total principal outstanding within each rating category to determine an appropriate estimate of the general loan loss allowance at the reporting date.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at December 31, 2014 were to increase by 100 basis points, our reserves for fixed index annuities would decrease by $377.0 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $225.0 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase our reserves for fixed index annuities by $421.9 million recorded through operations as a increase in the change in fair value of embedded derivatives and increase our combined balance for deferred policy acquisition costs and deferred sales inducements by $244.2 million recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.
Deferred Policy Acquisition Costs and Deferred Sales Inducements
Costs relating to the successful production of new business are not expensed when incurred but instead are capitalized as deferred policy acquisition costs or deferred sales inducements. Only costs which are expected to be recovered from future policy revenues and gross profits may be deferred.
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
For annuity products, these costs are being amortized generally in proportion to expected gross profits from interest margins and, to a lesser extent, from product charges. Current and future period gross profits/margins for fixed index annuities also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. Current period amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. Our estimates of future gross profits/margins are based on actuarial assumptions related to the underlying policies terms, lives of the policies, yield on investments supporting the liabilities and level of expenses necessary to maintain the polices over their entire lives. Revisions are made based on historical results and our best estimates of future experience. See Results of Operations for the Three Years Ended December 31, 2014 in this Item 7. for a discussion and presentation of the actual effects of unlocking.
Estimated future gross profits vary based on a number of sources including investment spread margins, surrender charge income, policy persistency, policy administrative expenses and realized gains and losses on investments including credit related other than temporary impairment losses. Estimated future gross profits are most sensitive to changes in investment spread margins which are the most significant component of gross profits. If estimated gross profits for all future years on business in force at December 31, 2014 were to increase by 10%, our combined balance for deferred policy acquisition costs and deferred sales inducements at December 31, 2014 would increase by $141.3 million recorded through operations as a decrease to amortization of deferred policy acquisition costs and deferred sales inducements. Correspondingly, a 10% decrease in estimated gross profits for all future years would result in a $158.6 million decrease in the combined December 31, 2014 balances recorded through operations as an increase to amortization of deferred policy acquisition costs and deferred sales inducements.

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
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at December 31, 2014, of which $85.5 million has been swapped to a fixed rate which began in March of 2014 and $79.0 million has been capped for a term of seven years which began in July 2014 (See Note 5 to our audited consolidated financial statements in this Form 10-K). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for fixed index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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
If interest rates were to increase 10% (28 basis points) from levels at December 31, 2014, we estimate that the fair value of our fixed maturity securities would decrease by approximately $787.2 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $249.9 million in accumulated other comprehensive income and a decrease in stockholders' equity. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition—Liquidity for Insurance Operations for a further discussion of the liquidity risk.
At December 31, 2014, 33% of our fixed income securities have call features, of which 0.6% ($0.2 billion) were subject to call redemption. Another 4% ($1.2 billion) will become subject to call redemption during 2015. During the years ended December 31, 2014 and 2013, we received $0.8 billion and $1.1 billion, respectively, in net redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At December 31, 2014, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.

We purchase call options on the applicable indices to fund the annual index credits on our fixed index annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for fixed index products. For the years ended December 31, 2014, 2013 and 2012, the annual index credits to policyholders on their anniversaries were $1,096.5 million, $908.7 million and $447.4 million, respectively. Proceeds received at expiration or gains recognized upon early termination of these options related to such credits were $1,103.7 million, $910.4 million and $447.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The difference between proceeds received at expiration or gains recognized upon early termination of these options and index credits is primarily due to credits attributable to minimum guaranteed interest self funded by us and over or under hedging as a result of policyholder behavior being different than our expectations.
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
In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2014 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 based upon criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has determined that we maintained effective internal control over financial reporting as of December 31, 2014.
The Company's independent registered public accounting firm, KPMG LLP, issued an attestation report on the effectiveness of management's internal control over financial reporting. This report appears on page F-2.

(c)	Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2014 which has not been previously reported.

PART III
The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 4, 2015 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2014.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of February 2015.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
By:	/s/ JOHN M. MATOVINA
John M. Matovina, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date

/s/ JOHN M. MATOVINA	Chief Executive Officer, President and Director (Principal Executive Officer)	February 26, 2015
John M. Matovina

/s/ TED M. JOHNSON	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 26, 2015
Ted M. Johnson

/s/ SCOTT A. SAMUELSON	Vice President—Controller (Principal Accounting Officer)	February 26, 2015
Scott A. Samuelson

/s/ D.J. NOBLE	Executive Chairman and Director	February 26, 2015
D.J. Noble

/s/ JOYCE A. CHAPMAN	Director	February 26, 2015
Joyce A. Chapman

/s/ ALEXANDER M. CLARK	Director	February 26, 2015
Alexander M. Clark

/s/ JAMES M. GERLACH	Director	February 26, 2015
James M. Gerlach

/s/ ROBERT L. HOWE	Director	February 26, 2015
Robert L. Howe

/s/ DAVID S. MULCAHY	Director	February 26, 2015
David S. Mulcahy

/s/ GERARD D. NEUGENT	Director	February 26, 2015
Gerard D. Neugent

/s/ DEBRA J. RICHARDSON	Director	February 26, 2015
Debra J. Richardson

/s/ A.J. STRICKLAND, III	Director	February 26, 2015
A.J. Strickland, III

/s/ HARLEY A. WHITFIELD	Director	February 26, 2015
Harley A. Whitfield

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American Equity Investment Life Holding Company:
We have audited the accompanying consolidated balance sheets of American Equity Investment Life Holding Company and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules listed in the Index on page F‑1. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Des Moines, Iowa
February 26, 2015

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2014 - $30,205,046; 2013 - $26,527,730)	$32,445,202	$26,610,447
Held for investment, at amortized cost (fair value: 2014 - $75,838; 2013 - $60,840)	76,432	76,255
Equity securities, available for sale, at fair value (cost: 2014 - $7,509; 2013 - $7,503)	7,805	7,778
Mortgage loans on real estate	2,434,580	2,581,082
Derivative instruments	731,113	856,050
Other investments	286,726	215,042
Total investments	35,981,858	30,346,654

Cash and cash equivalents	701,514	897,529
Coinsurance deposits	3,044,342	2,999,618
Accrued investment income	326,559	301,641
Deferred policy acquisition costs	2,058,556	2,426,652
Deferred sales inducements	1,587,257	1,875,880
Deferred income taxes	—	301,856
Income taxes recoverable	9,252	—
Other assets	280,396	471,669
Total assets	$43,989,734	$39,621,499

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$39,802,861	$35,789,655
Other policy funds and contract claims	365,819	418,033
Notes payable	421,679	549,958
Subordinated debentures	246,243	246,050
Deferred income taxes	3,895	—
Income taxes payable	—	10,153
Other liabilities	1,009,361	1,222,963
Total liabilities	41,849,858	38,236,812

Stockholders' equity:
Preferred stock, par value $1 per share, 2,000,000 shares authorized, 2014 and 2013 - no shares issued and outstanding	—	—
Common stock, par value $1 per share, 200,000,000 shares authorized; issued and outstanding: 2014 - 76,062,407 shares (excluding 4,126,167 treasury shares); 2013 - 70,535,404 shares (excluding 4,876,735 treasury shares)	76,062	70,535
Additional paid-in capital	513,218	550,400
Unallocated common stock held by ESOP; 2013 - 58,618 shares	—	(631)
Accumulated other comprehensive income	721,401	46,196
Retained earnings	829,195	718,187
Total stockholders' equity	2,139,876	1,384,687
Total liabilities and stockholders' equity	$43,989,734	$39,621,499
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Premiums and other considerations	$32,623	$45,347	$76,675
Annuity product charges	118,990	103,591	89,006
Net investment income	1,531,667	1,383,927	1,286,923
Change in fair value of derivatives	504,825	1,076,015	221,138
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	(4,003)	40,561	(6,454)
OTTI losses on investments:
Total OTTI losses	—	(4,964)	(5,411)
Portion of OTTI losses recognized from other comprehensive income	(2,627)	(1,270)	(9,521)
Net OTTI losses recognized in operations	(2,627)	(6,234)	(14,932)
Loss on extinguishment of debt	(12,502)	(32,515)	—
Total revenues	2,168,973	2,610,692	1,652,356

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	41,815	53,071	81,481
Interest sensitive and index product benefits	1,473,700	1,272,867	808,479
Amortization of deferred sales inducements	131,419	253,113	87,157
Change in fair value of embedded derivatives	32,321	133,968	286,899
Interest expense on notes payable	36,370	38,870	28,479
Interest expense on subordinated debentures	12,122	12,088	13,458
Amortization of deferred policy acquisition costs	163,578	365,468	164,919
Other operating costs and expenses	81,584	91,915	95,495
Total benefits and expenses	1,972,909	2,221,360	1,566,367
Income before income taxes	196,064	389,332	85,989
Income tax expense	70,041	136,049	28,191
Net income	$126,023	$253,283	$57,798

Earnings per common share	$1.69	$3.86	$0.94
Earnings per common share - assuming dilution	$1.58	$3.38	$0.89
Weighted average common shares outstanding (in thousands):
Earnings per common share	74,431	65,544	61,259
Earnings per common share - assuming dilution	79,894	75,041	65,676
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$126,023	$253,283	57,798
Other comprehensive income (loss):
Change in net unrealized investment gains/losses (1)	1,038,604	(1,001,943)	358,894
Noncredit component of OTTI losses (1)	1,265	586	4,571
Reclassification of unrealized investment gains/losses to net income (1)	(1,092)	15,802	(10,267)
Other comprehensive income (loss) before income tax	1,038,777	(985,555)	353,198
Income tax effect related to other comprehensive income (loss)	(363,572)	344,944	(123,620)
Other comprehensive income (loss)	675,205	(640,611)	229,578
Comprehensive income (loss)	$801,228	$(387,328)	$287,376

(1)	Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2011	$57,837	$468,281	$(3,620)	$457,229	$428,952	$1,408,679
Net income for the year	—	—	—	—	57,798	57,798
Other comprehensive income	—	—	—	229,578	—	229,578
Conversion of $20,770 of subordinated debentures	2,564	17,027	—	—	—	19,591
Allocation of 96,294 shares of common stock by ESOP, including excess income tax benefits	—	48	1,037	—	—	1,085
Share-based compensation, including excess income tax benefits	—	6,904	—	—	—	6,904
Issuance of 1,349,914 shares of common stock under compensation plans, including excess income tax benefits	1,350	4,455	—	—	—	5,805
Dividends on common stock ($0.15 per share)	—	—	—	—	(9,203)	(9,203)
Balance at December 31, 2012	61,751	496,715	(2,583)	686,807	477,547	1,720,237
Net income for the year	—	—	—	—	253,283	253,283
Other comprehensive loss	—	—	—	(640,611)	—	(640,611)
Allocation of 181,181 shares of common stock by ESOP, including excess income tax benefits	—	1,438	1,952	—	—	3,390
Share-based compensation, including excess income tax benefits	—	13,624	—	—	—	13,624
Issuance of 3,294,995 shares of common stock under compensation plans, including excess income tax benefits	3,295	29,440	—	—	—	32,735
Extinguishment of convertible senior notes, net of tax, including 5,489,808 shares of common stock issued upon conversion	5,489	57,174	—	—	—	62,663
Warrants reclassified to embedded derivative liability to be settled in cash	—	(47,991)	—	—	—	(47,991)
Dividends on common stock ($0.18 per share)	—	—	—	—	(12,643)	(12,643)
Balance at December 31, 2013	70,535	550,400	(631)	46,196	718,187	1,384,687
Net income for the year	—	—	—	—	126,023	126,023
Other comprehensive income	—	—	—	675,205	—	675,205
Allocation of 58,618 shares of common stock by ESOP, including excess income tax benefits	—	721	631	—	—	1,352
Share-based compensation, including excess income tax benefits	—	7,705	—	—	—	7,705
Issuance of 1,567,607 shares of common stock under compensation plans, including excess income tax benefits	1,568	13,137	—	—	—	14,705
Extinguishment of convertible senior notes, net of tax, including 3,959,396 shares of common stock issued upon conversion	3,959	(7,488)	—	—	—	(3,529)
Warrants reclassified to embedded derivative liability to be settled in cash	—	(51,257)	—	—	—	(51,257)
Dividends on common stock ($0.20 per share)	—	—	—	—	(15,015)	(15,015)
Balance at December 31, 2014	$76,062	$513,218	$—	$721,401	$829,195	$2,139,876
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income	$126,023	$253,283	$57,798
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	1,473,700	1,272,867	808,479
Amortization of deferred sales inducements	131,419	253,113	87,157
Annuity product charges	(118,990)	(103,591)	(89,006)
Change in fair value of embedded derivatives	32,321	133,968	286,899
Increase in traditional life and accident and health insurance reserves	2,385	14,997	35,758
Policy acquisition costs deferred	(426,882)	(425,800)	(403,411)
Amortization of deferred policy acquisition costs	163,578	365,468	164,919
Provision for depreciation and other amortization	9,490	18,375	18,404
Amortization of discounts and premiums on investments	(14,960)	6,861	(69,828)
Loss on extinguishment of debt	12,502	32,515	—
Realized gains/losses on investments and net OTTI losses recognized in operations	6,630	(34,327)	21,386
Change in fair value of derivatives	(506,328)	(1,076,015)	(221,138)
Deferred income taxes (benefits)	(46,504)	3,013	(52,336)
Share-based compensation	3,544	10,476	6,552
Change in accrued investment income	(24,918)	(39,808)	(32,896)
Change in income taxes recoverable/payable	(19,405)	5,397	13,197
Change in other assets	(2,771)	1,113	(7,090)
Change in other policy funds and contract claims	(60,931)	(47,445)	55,158
Change in collateral held for derivatives	27,839	236,702	99,242
Change in other liabilities	(51,008)	(11,435)	5,927
Other	(8,948)	(7,059)	(857)
Net cash provided by operating activities	707,786	862,668	784,314

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities—available for sale	1,490,906	3,456,719	3,298,623
Fixed maturity securities—held for investment	—	—	2,618,207
Equity securities—available for sale	—	46,674	13,604
Mortgage loans on real estate	453,937	539,240	543,211
Derivative instruments	1,169,874	971,432	483,362
Other investments	23,165	24,050	33,601
Acquisitions of investments:
Fixed maturity securities—available for sale	(5,191,781)	(7,962,150)	(8,266,692)
Mortgage loans on real estate	(327,654)	(505,953)	(386,507)
Derivative instruments	(492,296)	(419,345)	(379,592)
Other investments	(72,548)	(29,015)	(86,569)
Purchases of property, furniture and equipment	(1,352)	(948)	(738)
Net cash used in investing activities	(2,947,749)	(3,879,296)	(2,129,490)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$4,160,005	$4,160,346	$3,782,275
Coinsurance deposits	109,184	25,729	4,885
Return of annuity policyholder account balances	(2,025,203)	(1,763,913)	(1,575,340)
Financing fees incurred and deferred	(100)	(11,942)	—
Proceeds from notes payable	—	415,000	—
Repayment of notes payable	(219,094)	(234,154)	—
Net proceeds from settlement of notes hedges and warrants	16,558	22,170	—
Repayment of subordinated debentures	—	—	(1,141)
Excess tax benefits realized from share-based compensation plans	5,184	4,043	481
Proceeds from issuance of common stock	13,681	31,764	5,741
Change in checks in excess of cash balance	(1,252)	9,212	1,071
Dividends paid	(15,015)	(12,643)	(9,203)
Net cash provided by financing activities	2,043,948	2,645,612	2,208,769
Increase (decrease) in cash and cash equivalents	(196,015)	(371,016)	863,593
Cash and cash equivalents at beginning of year	897,529	1,268,545	404,952
Cash and cash equivalents at end of year	$701,514	$897,529	$1,268,545

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$42,989	$25,608	$27,666
Income taxes	132,754	128,225	67,450
Income tax refunds received	—	—	512
Non-cash operating activity:
Deferral of sales inducements	330,079	337,787	306,659
Non-cash investing activity:
Real estate acquired in satisfaction of mortgage loans	14,555	8,217	26,324
Non-cash financing activities:
Conversion of subordinated debentures	—	—	20,770
Common stock issued in extinguishment of debt	95,993	117,463	—
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Significant Accounting Policies
Nature of Operations
American Equity Investment Life Holding Company ("we", "us", "our" or "parent company"), through its wholly-owned subsidiaries, American Equity Investment Life Insurance Company ("American Equity Life"), American Equity Investment Life Insurance Company of New York ("American Equity Life of New York") and Eagle Life Insurance Company ("Eagle Life"), is licensed to sell insurance products in 50 states and the District of Columbia at December 31, 2014. We operate solely in the insurance business.
We primarily market fixed index and fixed rate annuities and to a lesser extent, life insurance. Premiums and annuity deposits (net of coinsurance) collected in 2014, 2013 and 2012, by product type were as follows:

	Year Ended December 31,
Product Type	2014	2013	2012
	(Dollars in thousands)
Fixed index annuities	$3,911,109	$3,864,990	$3,430,436
Annual reset fixed rate annuities	56,647	71,162	98,190
Multi-year fixed rate annuities	21,125	41,578	49,915
Single premium immediate annuities (SPIA)	24,580	52,142	164,657
Life insurance	10,810	10,556	12,877
	$4,024,271	$4,040,428	$3,756,075
Agents contracted with us through two national marketing organizations which market our products accounted for more than 10% of the annuity deposits and insurance premium collections during 2014, each representing 10% individually, of the annuity deposits and insurance premiums collected. Agents contracted with us through one national marketing organization accounted for more than 10% of the annuity deposits and insurance premium collections during 2013 representing 11% of the annuity deposits and insurance premiums collected. Agents contracted with us through three national marketing organizations accounted for more than 10% of the annuity deposits and insurance premium collections during 2012 representing 12%, 11% and 10% individually, of the annuity deposits and insurance premiums collected.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity securities are classified as available for sale and are reported at fair value. Unrealized gains and losses are included directly in a separate component of stockholders' equity, net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements. Dividends are recognized when declared.
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
Mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts. Interest income is recorded when earned; however, interest ceases to accrue for loans on which interest is more than 90 days past due based upon contractual terms and/or when the collection of interest is not considered probable. We evaluate the mortgage loan portfolio for the establishment of a loan loss allowance by specific identification of impaired loans and the measurement of an estimated loss, if any, for each impaired loan identified and an analysis of the mortgage loan portfolio for the need of a general loan allowance for probable losses on all loans. If we determine that the value of any specific mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's contractual interest rate, or the fair value of the underlying collateral, less costs to sell. The amount of the general loan allowance, if any, is based upon our evaluation of the probability of collection, historical loss experience, delinquencies, credit concentrations, underwriting standards and national and local economic conditions. The carrying value of impaired loans is reduced by the establishment of an allowance for loan losses, changes to which are recognized as realized gains or losses on investments. Interest income on impaired loans is recorded on a cash basis.
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
Policy Benefit Reserves
Policy benefit reserves for fixed index annuities with returns linked to the performance of a specified market index are equal to the sum of the fair value of the embedded derivatives and the host (or guaranteed) component of the contracts. The host value is established at inception of the contract and accreted over the policy's life at a constant rate of interest. Future policy benefit reserves for fixed index annuities earning a fixed rate of interest and other deferred annuity products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. For the years ended December 31, 2014, 2013 and 2012, interest crediting rates for these products ranged from 1.20% to 4.50%. These rates include interest bonuses capitalized as deferred sales inducements.
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
Deferred Income Taxes
Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. Deferred income tax assets are subject to ongoing evaluation of whether such assets will more likely than not be realized. The realization of deferred income tax assets primarily depends on generating future taxable income during the periods in which temporary differences become deductible. Deferred income tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In making such a determination, all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations, is considered. The realization of deferred income tax assets related to unrealized losses on available for sale fixed maturity securities is also based upon our intent and ability to hold those securities for a period of time sufficient to allow for a recovery in fair value and not realize the unrealized loss.
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
Traditional life insurance premiums are recognized as revenues over the premium-paying period. Certain group policies include provisions for annual experience refunds of premiums equal to net premiums received less an administrative fee and less claims incurred. Such amounts (2014 - $1.7 million; 2013 - $1.1 million; and 2012 - $1.1 million) are reported as a reduction of traditional life insurance premiums in the consolidated statements of operations. Future policy benefits are recognized as expenses over the life of the policy by means of the provision for future policy benefits.
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
New Accounting Pronouncements
In June 2014, the FASB issued an ASU that requires that a performance target in a share based payment arrangement that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This ASU will be effective for us on January 1, 2016, and early adoption is permitted, but it is not expected to have a material impact on our consolidated financial statements.
2.     Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$32,445,202	$32,445,202	$26,610,447	$26,610,447
Held for investment	76,432	75,838	76,255	60,840
Equity securities, available for sale	7,805	7,805	7,778	7,778
Mortgage loans on real estate	2,434,580	2,493,901	2,581,082	2,615,410
Derivative instruments	731,113	731,113	856,050	856,050
Other investments	266,488	273,004	192,198	193,343
Cash and cash equivalents	701,514	701,514	897,529	897,529
Coinsurance deposits	3,044,342	2,698,552	2,999,618	2,669,432
Interest rate caps	2,778	2,778	6,103	6,103
Interest rate swap	—	—	712	712
2015 notes hedges	30,291	30,291	107,041	107,041
Counterparty collateral	206,096	206,096	315,824	315,824

Liabilities
Policy benefit reserves	39,463,987	33,078,978	35,453,166	29,670,827
Single premium immediate annuity (SPIA) benefit reserves	365,440	377,654	417,625	430,835
Notes payable	421,679	503,349	549,958	699,435
Subordinated debentures	246,243	244,437	246,050	234,959
2015 notes embedded conversion derivative	30,291	30,291	107,041	107,041
Interest rate swap	2,644	2,644	—	—
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

Transfers of securities among the levels occur at times and depend on the type of inputs used to determine fair value of each security. There were no transfers between levels during 2014 and 2013.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2014 and 2013 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2014
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$138,460	$4,255	$134,205	$—
United States Government sponsored agencies	1,393,890	—	1,393,890	—
United States municipalities, states and territories	3,723,309	—	3,723,309	—
Foreign government obligations	193,803	—	193,803	—
Corporate securities	21,490,292	11	21,490,281	—
Residential mortgage backed securities	1,751,345	—	1,750,970	375
Commercial mortgage backed securities	2,807,620	—	2,807,620	—
Other asset backed securities	946,483	—	946,483	—
Equity securities, available for sale: finance, insurance and real estate	7,805	—	7,805	—
Derivative instruments	731,113	—	731,113	—
Cash and cash equivalents	701,514	701,514	—	—
Interest rate caps	2,778	—	2,778	—
2015 notes hedges	30,291	—	30,291	—
Counterparty collateral	206,096	—	206,096	—
	$34,124,799	$705,780	$33,418,644	$375
Liabilities
2015 notes embedded conversion derivative	$30,291	$—	$30,291	$—
Interest rate swap	2,644	—	2,644	—
Fixed index annuities—embedded derivatives	5,574,653	—	—	5,574,653
	$5,607,588	$—	$32,935	$5,574,653
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
The independent pricing services provide quoted market prices when available. Quoted prices are not always available due to market inactivity. When quoted market prices are not available, the third parties use yield data and other factors relating to instruments or securities with similar characteristics to determine fair value for securities that are not actively traded. We generally obtain one value from our primary external pricing service. In situations where a price is not available from this service, we may obtain further quotes or prices from additional parties as needed. In addition, for our callable United States Government sponsored agencies we obtain multiple broker quotes and take the average of the broker prices received. Market indices of similar rated asset class spreads are considered for valuations and broker indications of similar securities are compared. Inputs used by the broker include market information, such as yield data and other factors relating to instruments or securities with similar characteristics. Valuations and quotes obtained from third party commercial pricing services are non-binding and do not represent quotes on which one may execute the disposition of the assets.
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of December 31, 2014 and 2013.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other investments
None of the financial instruments included in other investments are measured at fair value on a recurring basis. Financial instruments included in other investments are policy loans, equity method investments and company owned life insurance (COLI). We have not attempted to determine the fair values associated with our policy loans, as we believe any differences between carrying value and the fair values afforded these instruments are immaterial to our consolidated financial position and, accordingly, the cost to provide such disclosure does not justify the benefit to be derived. The fair value of our equity method investments qualify as Level 3 fair values and were determined by calculating the present value of future cash flows discounted by a risk free rate, a risk spread and a liquidity discount. The risk spread and liquidity discount are rates determined by our investment professionals and are unobservable market inputs. The fair value of our COLI approximates the cash surrender value of the policies and whose fair values fall within Level 2 of the fair value hierarchy.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Available for sale securities
Beginning balance	$1,376	$1,812
Principal returned	(285)	(864)
Amortization of premium/accretion of discount	(262)	152
Total gains (losses) (realized/unrealized):
Included in other comprehensive income (loss)	109	276
Included in operations	(563)	—
Ending balance	$375	$1,376
The Level 3 assets included in the table above are not material to our financial position, results of operations or cash flows, and it is management's opinion that the sensitivity of the inputs used in determining the fair value of these assets is not material as well.

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Fixed index annuities—embedded derivatives
Beginning balance	$4,406,163	$3,337,556
Premiums less benefits	1,700,827	1,485,109
Change in fair value, net	(532,337)	(416,502)
Ending balance	$5,574,653	$4,406,163
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at December 31, 2014, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $377.0 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $225.0 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $421.9 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $244.2 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Investments
At December 31, 2014 and 2013, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2014
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$137,710	$765	$(15)	$138,460
United States Government sponsored agencies	1,364,424	43,399	(13,933)	1,393,890
United States municipalities, states and territories	3,293,551	430,469	(711)	3,723,309
Foreign government obligations	181,128	16,628	(3,953)	193,803
Corporate securities	19,984,747	1,628,941	(123,396)	21,490,292
Residential mortgage backed securities	1,616,846	136,704	(2,205)	1,751,345
Commercial mortgage backed securities	2,720,294	90,649	(3,323)	2,807,620
Other asset backed securities	906,346	48,022	(7,885)	946,483
	$30,205,046	$2,395,577	$(155,421)	$32,445,202
Held for investment:
Corporate security	$76,432	$—	$(594)	$75,838

Equity securities, available for sale:
Finance, insurance and real estate	$7,509	$296	$—	$7,805

December 31, 2013
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$44,852	$367	$(2,294)	$42,925
United States Government sponsored agencies	1,313,776	1,875	(121,362)	1,194,289
United States municipalities, states and territories	3,181,032	164,785	(39,074)	3,306,743
Foreign government obligations	86,112	8,907	(3,462)	91,557
Corporate securities	17,142,118	606,948	(516,029)	17,233,037
Residential mortgage backed securities	1,895,913	119,230	(43,183)	1,971,960
Commercial mortgage backed securities	1,821,988	3,287	(89,815)	1,735,460
Other asset backed securities	1,041,939	23,300	(30,763)	1,034,476
	$26,527,730	$928,699	$(845,982)	$26,610,447
Held for investment:
Corporate security	$76,255	$—	$(15,415)	$60,840

Equity securities, available for sale:
Finance, insurance and real estate	$7,503	$275	$—	$7,778
At December 31, 2014, 33% of our fixed income securities have call features, of which 0.6% ($0.2 billion) were subject to call redemption and another 4% ($1.2 billion) will become subject to call redemption during 2015.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and fair value of fixed maturity securities at December 31, 2014, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$65,783	$67,404	$—	$—
Due after one year through five years	1,483,940	1,638,259	—	—
Due after five years through ten years	8,523,008	8,738,123	—	—
Due after ten years through twenty years	7,251,089	7,914,212	—	—
Due after twenty years	7,637,740	8,581,756	76,432	75,838
	24,961,560	26,939,754	76,432	75,838
Residential mortgage backed securities	1,616,846	1,751,345	—	—
Commercial mortgage backed securities	2,720,294	2,807,620	—	—
Other asset backed securities	906,346	946,483	—	—
	$30,205,046	$32,445,202	$76,432	$75,838
Net unrealized gains on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	December 31,
	2014	2013
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities and equity securities	$2,240,452	$82,992
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(1,165,271)	(46,588)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense	(376,314)	(12,742)
Net unrealized gains reported as accumulated other comprehensive income	$721,401	$46,196
The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO's"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, we had 98% of our fixed maturity portfolio rated investment grade at both December 31, 2014 and 2013.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	December 31,
	2014		2013
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$19,223,151	$20,941,634	$16,394,654	$16,531,250
2	10,432,593	10,981,618	9,630,251	9,598,399
3	602,191	583,313	502,822	474,165
4	22,888	14,089	74,493	66,078
5	—	—	—	—
6	655	386	1,765	1,395
	$30,281,478	$32,521,040	$26,603,985	$26,671,287

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 402 and 1,047 securities, respectively) have been in a continuous unrealized loss position, at December 31, 2014 and 2013:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2014
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$—	$—	$498	$(15)	$498	$(15)
United States Government sponsored agencies	—	—	610,339	(13,933)	610,339	(13,933)
United States municipalities, states and territories	—	—	27,947	(711)	27,947	(711)
Foreign government obligations	14,194	(1,068)	11,542	(2,885)	25,736	(3,953)
Corporate securities:
Finance, insurance and real estate	253,439	(2,586)	399,874	(16,277)	653,313	(18,863)
Manufacturing, construction and mining	1,078,089	(35,151)	694,088	(35,926)	1,772,177	(71,077)
Utilities and related sectors	373,952	(8,185)	344,313	(10,153)	718,265	(18,338)
Wholesale/retail trade	88,766	(2,290)	99,427	(3,122)	188,193	(5,412)
Services, media and other	131,940	(1,567)	277,296	(8,139)	409,236	(9,706)
Residential mortgage backed securities	22,115	(1,219)	20,427	(986)	42,542	(2,205)
Commercial mortgage backed securities	241,637	(1,344)	187,241	(1,979)	428,878	(3,323)
Other asset backed securities	142,094	(3,519)	58,958	(4,366)	201,052	(7,885)
	$2,346,226	$(56,929)	$2,731,950	$(98,492)	$5,078,176	$(155,421)
Held for investment:
Corporate security:
Insurance	$—	$—	$75,838	$(594)	$75,838	$(594)

December 31, 2013
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$32,969	$(2,294)	$—	$—	$32,969	$(2,294)
United States Government sponsored agencies	692,320	(88,671)	467,309	(32,691)	1,159,629	(121,362)
United States municipalities, states and territories	614,056	(39,074)	—	—	614,056	(39,074)
Foreign government obligations	26,298	(3,462)	—	—	26,298	(3,462)
Corporate securities:
Finance, insurance and real estate	1,690,846	(92,426)	153,037	(12,873)	1,843,883	(105,299)
Manufacturing, construction and mining	3,370,775	(191,245)	93,608	(16,088)	3,464,383	(207,333)
Utilities and related sectors	1,829,868	(102,758)	83,550	(11,547)	1,913,418	(114,305)
Wholesale/retail trade	428,407	(25,189)	17,687	(1,992)	446,094	(27,181)
Services, media and other	834,699	(51,508)	107,242	(10,403)	941,941	(61,911)
Residential mortgage backed securities	309,599	(41,080)	31,739	(2,103)	341,338	(43,183)
Commercial mortgage backed securities	1,450,143	(83,814)	51,099	(6,001)	1,501,242	(89,815)
Other asset backed securities	356,018	(20,426)	92,372	(10,337)	448,390	(30,763)
	$11,635,998	$(741,947)	$1,097,643	$(104,035)	$12,733,641	$(845,982)
Held for investment:
Corporate security:
Insurance	$—	$—	$60,840	$(15,415)	$60,840	$(15,415)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the results of our process for evaluating available for sale securities in unrealized loss positions for other-than-temporary-impairments, which is discussed in detail later in this footnote, we have determined that the unrealized losses on the securities in the preceding table are temporary. The unrealized losses at December 31, 2014 are principally related to timing of the purchases of these securities, which carry less yield than those available at December 31, 2014. In addition, a number of securities have seen their credit spreads remain wide due to issuer or industry specific news while some financial and industrial sector credit spreads remain wide due to continued economic uncertainty and concerns of economic instability.
At December 31, 2014, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 34 securities with a total amortized cost basis of $244.3 million and a fair value of $270.0 million. Despite recent improvements in the capital markets, the fair values of RMBS with weaker borrower characteristics continue at prices below amortized cost. For the RMBS that are in an unrealized loss position, the prices will likely remain below our cost basis until the housing market is able to absorb current and future foreclosures.
Approximately 78% and 95% of the unrealized losses on fixed maturity securities shown in the above table for December 31, 2014 and 2013, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the fixed maturity securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains/losses on investments for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$14,821	$(848)	$(14,783)
Investments carried at fair value:
Fixed maturity securities, available for sale	$2,157,439	$(2,132,392)	$731,279
Equity securities, available for sale	21	(8,549)	4,417
	2,157,460	(2,140,941)	735,696
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(1,118,683)	1,155,386	(382,498)
Deferred income tax asset/liability	(363,572)	344,944	(123,620)
	(1,482,255)	1,500,330	(506,118)
Change in net unrealized gains/losses on investments carried at fair value	$675,205	$(640,611)	$229,578
Components of net investment income are as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Fixed maturity securities	$1,394,301	$1,229,486	$1,112,296
Equity securities	404	1,586	3,090
Mortgage loans on real estate	143,998	159,769	176,354
Cash and cash equivalents	286	775	2,243
Other	6,903	5,711	6,348
	1,545,892	1,397,327	1,300,331
Less investment expenses	(14,225)	(13,400)	(13,408)
Net investment income	$1,531,667	$1,383,927	$1,286,923
Proceeds from sales of available for sale securities for the years ended December 31, 2014, 2013 and 2012 were $0.2 billion, $1.5 billion and $0.5 billion, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the years ended December 31, 2014, 2013 and 2012 were $1.3 billion, $2.1 billion and $2.8 billion, respectively. Calls of held for investment fixed maturity securities for the year ended December 31, 2012 were $2.6 billion.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains (losses) on investments, excluding net OTTI losses are as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$3,273	$39,079	$10,906
Gross realized losses	(1,006)	(6,170)	(562)
	2,267	32,909	10,344
Available for sale equity securities:
Gross realized gains	—	9,571	562

Other investments:
Gain on sale of real estate	2,454	2,144	5,149
Loss on sale of real estate	(231)	(1,317)	—
Impairment losses on real estate	(2,441)	(1,195)	(5,677)
	(218)	(368)	(528)
Mortgage loans on real estate:
Increase in allowance for credit losses	(6,052)	(5,621)	(16,832)
Recovery of specific allowance	—	4,070	—
	(6,052)	(1,551)	(16,832)
	$(4,003)	$40,561	$(6,454)
Losses on available for sale fixed maturity securities in 2014, 2013 and 2012 were realized primarily due to strategies to reposition the fixed maturity security portfolio that result in improved net investment income, risk or duration profiles as they pertain to our asset liability management. Two corporate issues were sold at a loss in 2013 due to the our long-term fundamental concern with the issuer's ability to meet its future financial obligations.
The following table summarizes the carrying value of our fixed maturity securities, mortgage loans on real estate and real estate owned that have been non-income producing for 12 consecutive months:

	December 31,
	2014	2013
	(Dollars in thousands)
Fixed maturity securities, available for sale	$11	$20
Mortgage loans on real estate	—	3,511
Real estate owned	868	—
	$879	$3,531
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the years ended December 31, 2014 and 2013, which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Year ended December 31, 2014
Prime	2005	7.5%	7.5%	15%	15%	50%	50%
	2006	6.5%	7.4%	11%	15%	40%	50%
	2007	7.0%	7.0%	14%	14%	55%	55%
Alt-A	2005	5.6%	6.4%	87%	91%	2%	2%

Year ended December 31, 2013
Prime	2003	5.1%	5.1%	2%	2%	30%	30%
	2005	6.5%	7.7%	8%	18%	50%	65%
	2006	5.8%	6.9%	9%	16%	45%	50%
	2007	6.2%	6.7%	11%	25%	40%	60%
	2008	6.6%	6.6%	16%	16%	45%	45%
	2009	6.8%	6.8%	17%	17%	60%	60%
Alt-A	2005	5.6%	8.7%	13%	81%	2%	65%
	2007	6.2%	6.9%	38%	52%	60%	65%
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes other than temporary impairments by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized from Other Comprehensive Income	Net OTTI Losses Recognized in Operations
		(Dollars in thousands)
Year ended December 31, 2014
Fixed maturity securities, available for sale:
Residential mortgage backed securities	7	$—	$(2,627)	$(2,627)

Year ended December 31, 2013
Fixed maturity securities, available for sale:
United States Government sponsored agencies	2	$(2,775)	$—	$(2,775)
Corporate securities:
Industrial	1	(1,761)	—	(1,761)
Residential mortgage backed securities	6	—	(1,270)	(1,270)
Equity security, available for sale:
Industrial	1	(428)	—	(428)
	10	$(4,964)	$(1,270)	$(6,234)

Year ended December 31, 2012
Fixed maturity securities, available for sale:
Corporate securities:
Finance	1	$(1,765)	$—	$(1,765)
Retail	1	(622)	—	(622)
Residential mortgage backed securities	39	(3,024)	(9,521)	(12,545)
	41	$(5,411)	$(9,521)	$(14,932)
The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Cumulative credit loss at beginning of year	$(125,960)	$(134,027)
Credit losses on securities for which OTTI has not previously been recognized	—	(4,536)
Additional credit losses on securities for which OTTI has previously been recognized	(2,627)	(1,270)
Accumulated losses on securities that were disposed of during the period	1,537	13,873
Cumulative credit loss at end of year	$(127,050)	$(125,960)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security, for securities that are part of our investment portfolio at December 31, 2014 and 2013:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
December 31, 2014
Fixed maturity securities, available for sale:
Corporate securities	$—	$—	$11	$11
Residential mortgage backed securities	569,508	(173,494)	215,625	611,639
	$569,508	$(173,494)	$215,636	$611,650
December 31, 2013
Fixed maturity securities, available for sale:
Corporate securities	$—	$—	$20	$20
Residential mortgage backed securities	679,265	(176,334)	216,061	718,992
	$679,265	$(176,334)	$216,081	$719,012
At December 31, 2014 and 2013, fixed maturity securities and short-term investments with an amortized cost of $32.6 billion and $31.7 billion, respectively, were on deposit with state agencies to meet regulatory requirements. There are no restrictions on these assets.
At December 31, 2014 and 2013, we had no investment in any person or its affiliates (other than bonds issued by agencies of the United States Government) that exceeded 10% of stockholders' equity.
4.     Mortgage Loans on Real Estate
Our mortgage loan portfolio, summarized in the following table, totaled $2.4 billion and $2.6 billion at December 31, 2014 and 2013, respectively, with commitments outstanding of $61.3 million at December 31, 2014.

	December 31,
	2014	2013
	(Dollars in thousands)
Principal outstanding	$2,457,721	$2,607,698
Loan loss allowance	(22,633)	(26,047)
Deferred prepayment fees	(508)	(569)
Carrying value	$2,434,580	$2,581,082

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

	December 31,
	2014		2013
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$701,638	28.5%	$765,717	29.4%
Middle Atlantic	166,249	6.8%	156,489	6.0%
Mountain	279,075	11.4%	356,246	13.7%
New England	12,280	0.5%	21,324	0.8%
Pacific	302,307	12.3%	317,431	12.2%
South Atlantic	471,849	19.2%	483,852	18.5%
West North Central	349,028	14.2%	351,794	13.5%
West South Central	175,295	7.1%	154,845	5.9%
	$2,457,721	100.0%	$2,607,698	100.0%
Property type distribution
Office	$484,585	19.7%	$590,414	22.6%
Medical Office	88,275	3.6%	125,703	4.8%
Retail	711,775	29.0%	711,364	27.3%
Industrial/Warehouse	649,425	26.4%	673,449	25.8%
Hotel	30,640	1.3%	61,574	2.4%
Apartment	335,087	13.6%	291,823	11.2%
Mixed use/other	157,934	6.4%	153,371	5.9%
	$2,457,721	100.0%	$2,607,698	100.0%
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
We rate each of the mortgage loans in our portfolio based on factors such as historical operating performance, loan to value ratio and economic outlook, among others. We calculate a loss factor to apply to each rating based on historical losses we have recognized in our mortgage loan portfolio. We apply the loss factors to the total principal outstanding within each rating category to determine an appropriate estimate of the general loan loss allowance. We also assess the portfolio qualitatively and apply a loss rate to all loans without a specific allowance based on management's assessment of economic conditions, and we apply an additional amount of loss allowance to a group of loans that we have identified as having higher risk of loss.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a rollforward of our specific and general valuation allowances for mortgage loans on real estate:

	Year Ended December 31,
	2014		2013		2012
	Specific Allowance	General Allowance	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(16,847)	$(9,200)	$(23,134)	$(11,100)	$(23,664)	$(9,300)
Charge-offs	9,211	—	9,738	—	15,562	—
Recoveries	255	—	4,070	—	—	—
Change in provision for credit losses	(4,952)	(1,100)	(7,521)	1,900	(15,032)	(1,800)
Ending allowance balance	$(12,333)	$(10,300)	$(16,847)	$(9,200)	$(23,134)	$(11,100)
The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is for the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Individually evaluated for impairment	$29,116	$47,018	53,110
Collectively evaluated for impairment	2,428,605	2,560,680	2,605,773
Total loans evaluated for impairment	$2,457,721	$2,607,698	2,658,883
Charge-offs include allowances that have been established on loans that were satisfied by taking ownership of the collateral. When the property is taken it is recorded at the lower of the mortgage loan's carrying value or the property's fair value as a component of other investments and the mortgage loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. Recoveries are situations where we have received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance).
During the years ended December 31, 2014, 2013 and 2012, seven, five and thirteen mortgage loans, respectively, were satisfied by taking ownership of the real estate serving as collateral. The following table summarizes the activity in the real estate owned, included in Other investments, which was obtained in satisfaction of mortgage loans on real estate:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Real estate owned at beginning of period	$22,844	$33,172	$36,821
Real estate acquired in satisfaction of mortgage loans	14,555	8,217	26,324
Additions	—	626	398
Sales	(14,134)	(17,358)	(23,825)
Impairments	(2,441)	(1,195)	(5,677)
Depreciation	(586)	(618)	(869)
Real estate owned at end of period	$20,238	$22,844	$33,172
We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	December 31,
	2014	2013
	(Dollars in thousands)
Credit Exposure--By Payment Activity
Performing	$2,451,760	2,593,276
In workout	—	6,248
Delinquent	—	—
Collateral dependent	5,961	8,174
	$2,457,721	$2,607,698

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
Mortgage loans are considered delinquent when they become 60 days past due. When loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If the payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. Outstanding principal of loans in a non-accrual status at December 31, 2014 and 2013 totaled $6.0 million and $8.2 million, respectively.
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
Aging of financing receivables is summarized in the following table, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
December 31, 2014	$—	$—	$—	$—	$2,451,760	$5,961	$2,457,721
December 31, 2013	$—	$—	$—	$—	$2,599,524	$8,174	$2,607,698
Financing receivables summarized in the following two tables represent all loans that we are either not currently collecting, or those we feel it is probable we will not collect all amounts due according to the contractual terms of the loan agreements (all loans that we have worked with the borrower to alleviate short-term cash flow issues, loans delinquent for more than 60 days at the reporting date, loans we have determined to be collateral dependent and loans that we have recorded specific impairments on that we feel may continue to have performance issues).

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
December 31, 2014
Mortgage loans with an allowance	$16,783	$29,116	$(12,333)
Mortgage loans with no related allowance	2,656	2,656	—
	$19,439	$31,772	$(12,333)
December 31, 2013
Mortgage loans with an allowance	$30,171	$47,018	$(16,847)
Mortgage loans with no related allowance	3,264	3,264	—
	$33,435	$50,282	$(16,847)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
December 31, 2014
Mortgage loans with an allowance	$18,465	$1,797
Mortgage loans with no related allowance	2,656	43
	$21,121	$1,840
December 31, 2013
Mortgage loans with an allowance	$33,772	$2,094
Mortgage loans with no related allowance	3,264	138
	$37,036	$2,232
December 31, 2012
Mortgage loans with an allowance	$37,480	$1,946
Mortgage loans with no related allowance	27,696	1,664
	$65,176	$3,610
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. A summary of mortgage loans on commercial real estate with outstanding principal at December 31, 2014 and 2013 that we determined to be TDRs are as follows:

Geographic Region	Number of TDRs	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount
		(Dollars in thousands)
Year ended December 31, 2014:
South Atlantic	7	$14,475	$(4,244)	$10,231
East North Central	1	2,177	(467)	1,710
West North Central	1	1,881	(1,047)	834
	9	$18,533	$(5,758)	$12,775

Year ended December 31, 2013:
East	1	$3,712	$(949)	$2,763
Mountain	7	22,140	(329)	21,811
South Atlantic	7	13,930	(4,177)	9,753
East North Central	1	2,219	(467)	1,752
West North Central	1	1,938	(475)	1,463
West South Central	1	1,714	(256)	1,458
	18	$45,653	$(6,653)	$39,000
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

	December 31,
	2014	2013
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$731,113	$856,050
Other assets
2015 notes hedges	30,291	107,041
Interest rate caps	2,778	6,103
Interest rate swap	—	712
	$764,182	$969,906
Liabilities
Policy benefit reserves—annuity products
Fixed index annuities—embedded derivatives	$5,574,653	$4,406,163
Other liabilities
2015 notes embedded conversion derivative (see Note 9)	30,291	107,041
Interest rate swap	2,644	—
	$5,607,588	$4,513,204

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in fair value of derivatives included in the consolidated statements of operations are as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$521,947	$932,003	$228,610
2015 notes hedges	(8,934)	145,751	(2,488)
2015 warrants	—	(9,568)	—
Interest rate swap	(4,863)	4,973	(4,261)
Interest rate caps	(3,325)	2,856	(723)
	$504,825	$1,076,015	$221,138
Change in fair value of embedded derivatives:
Fixed index annuities—embedded derivatives	$47,548	$(8,006)	$289,387
2015 notes embedded conversion derivative (see Note 9)	(19,036)	141,974	(2,488)
2029 notes embedded conversion derivative (see Note 9)	3,809	—	—
	$32,321	$133,968	$286,899
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			December 31,
			2014		2013
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A	A2	$2,114,812	$62,932	$1,683,911	$73,836
Barclays	A	A2	4,083,259	135,609	2,396,839	113,513
BNP Paribas	A+	A1	1,321,136	42,644	1,382,661	38,849
Citibank, N.A.	A	A2	3,190,204	96,759	1,536,547	72,310
Credit Suisse	A	A1	2,354,811	75,381	4,060,352	193,304
Deutsche Bank	A	A3	2,682,960	64,028	747,587	41,074
HSBC	AA-	A1	38,599	1,767	200,011	10,518
J.P. Morgan	A+	Aa3	401,804	13,488	786,429	36,863
Morgan Stanley	A-	Baa2	2,605,687	77,106	3,546,487	150,437
Royal Bank of Canada	AA-	Aa3	1,364,362	41,717	714,941	25,140
SunTrust	BBB+	A3	248,622	5,405	—	—
Wells Fargo	AA-	Aa3	3,550,188	114,277	2,221,874	100,206
			$23,956,444	$731,113	$19,277,639	$856,050
As of December 31, 2014 and 2013, we held $743.0 million and $818.2 million, respectively, of cash and cash equivalents and other securities from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $47.4 million and $71.7 million at December 31, 2014 and 2013, respectively.
The future annual index credits on our fixed index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. We do not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. We must value both the call options and the related forward embedded options in the policies at fair value. During the year ended December 31, 2014, we revised future period assumptions for lapse rates and the expected costs of annual call options used in determining fixed index annuity embedded derivatives. These revisions decreased the change in fair value of embedded derivatives for the year ended December 31, 2014 by $62.6 million, which after related adjustments to deferred sales inducements and deferred policy acquisition costs and income taxes, increased net income by $14.8 million.
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
Details regarding the interest rate swap are as follows:

					December 31,
					2014	2013
Maturity Date	Notional Amount	Receive Rate	Pay Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	LIBOR	2.415%	SunTrust	$(2,644)	$712

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Details regarding the interest rate caps are as follows:

					December 31,
					2014	2013
Maturity Date	Notional Amount	Floating Rate	Cap Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	LIBOR	2.50%	SunTrust	$1,398	$3,073
July 8, 2021	12,000	LIBOR	2.50%	SunTrust	420	923
July 29, 2021	27,000	LIBOR	2.50%	SunTrust	960	2,107
	$79,000				$2,778	$6,103
The interest rate swap converts floating rates to fixed rates for seven years which began in March 2014. The interest rate caps cap our interest rates for seven years which began in July 2014.
In September 2010, concurrently with the issuance of $200.0 million principal amount of 3.50% Convertible Senior Notes due September 15, 2015 (the "2015 notes"), we entered into hedge transactions (the "2015 notes hedges") with two counterparties whereby we would receive the cash equivalent of the conversion spread on 16.0 million shares of our common stock based upon a strike price of $12.50 per share, subject to certain conversion rate adjustments in the 2015 notes. The number of shares and strike price of the 2015 notes hedges are subject to adjustment based on dividends we pay subsequent to their purchase. The 2015 notes hedges expire on September 15, 2015, and must be settled in cash. The 2015 notes hedges are accounted for as derivative assets and are included in other assets in our consolidated balance sheets. The 2015 notes hedges and 2015 notes embedded conversion derivative are adjusted to fair value each reporting period and unrealized gains and losses are reflected in our consolidated statements of operations.
In separate transactions, we sold warrants (the "2015 warrants") to the 2015 notes hedges counterparties for the purchase of up to 16.0 million shares of our common stock at a price of $16.00 per share. We received $15.6 million in cash proceeds from the sale of the 2015 warrants, which was recorded as an increase in additional paid-in capital. The number of shares and strike price of the warrants are subject to adjustment based on dividends we pay subsequent to selling the warrants. The warrants expire on various dates from December 2015 through March 2016 and are intended to be settled in net shares. Changes in the fair value of these warrants will not be recognized in our consolidated financial statements as long as the instruments remain classified as equity.
In 2014, we entered into five separate partial unwind agreements with the counterparties to the 2015 notes hedges and the 2015 warrants to coincide with the extinguishment of a portion of our 2015 notes (see Note 9) whereby we agreed to settle the related 2015 notes hedges and the 2015 warrants and received net cash from the counterparties totaling $16.6 million. The agreements to settle the 2015 warrants in cash required us to reclassify $51.3 million from equity to a derivative liability which represented the fair value of the 2015 warrants committed to the unwind on the day that we entered into the agreements. The fair value of these warrants did not change after reclassification as they were settled in cash at the time the agreements were executed.
In 2013, we entered into three separate partial unwind agreements with the counterparties to the 2015 notes hedges and the 2015 warrants to coincide with the extinguishment of a portion of our 2015 notes (see Note 9) whereby we agreed to settle the related 2015 notes hedges and the 2015 warrants and received net cash from the counterparties totaling $22.2 million. The agreements to settle the 2015 warrants in cash required us to reclassify $48.0 million from equity to a derivative liability which represented the fair value of the 2015 warrants committed to the unwind on the day that we entered into the unwind agreements. Subsequent to the reclassification, we were required to recognize any change in fair value of the 2015 warrants committed to the unwind agreements through net income.
At December 31, 2014, as a result of the partial unwind transactions and cash dividend adjustments, we had 2015 notes hedges and 2015 warrants outstanding on 1.8 million shares of our common stock at strike prices of $12.25 and $15.68 per share, respectively.
The average price of our common stock has exceeded the strike price of the 2015 warrants in each quarter of 2014 and the last two quarters of 2013 and the dilutive effect of the 2015 warrants has been included in diluted earnings per share for the years ended December 31, 2014 and 2013. The 2015 warrants were not dilutive for the year ended December 31, 2012.

6.     Deferred Policy Acquisition Costs and Deferred Sales Inducements
Policy acquisition costs deferred and amortized are as follows:

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of year	$2,426,652	$1,709,799	$1,683,857
Costs deferred during the year:
Commissions	421,802	420,378	399,001
Policy issue costs	5,080	5,422	4,410
Amortization	(163,578)	(365,468)	(164,919)
Effect of net unrealized gains/losses	(631,400)	656,521	(212,550)
Balance at end of year	$2,058,556	$2,426,652	$1,709,799
Sales inducements deferred and amortized are as follows:

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of year	$1,875,880	$1,292,341	$1,242,787
Costs deferred during the year	330,079	337,787	306,659
Amortization	(131,419)	(253,113)	(87,157)
Effect of net unrealized gains/losses	(487,283)	498,865	(169,948)
Balance at end of year	$1,587,257	$1,875,880	$1,292,341
We periodically revise the key assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. The unlocking adjustment in 2014 decreased amortization of deferred policy acquisition costs by $35.5 million and amortization of deferred sales inducements by $12.6 million and included the impact of account balance true ups as of September 30, 2014 and adjustment to future period assumptions for interest margins, surrenders and certain expenses. The unlocking adjustment in 2013 decreased amortization of deferred policy acquisition costs by $18.5 million and amortization for deferred sales inducements by $11.1 million and included the impact of account balance true-ups and adjustment to future period assumptions for surrenders and certain expenses. The unlocking adjustment in 2012 increased amortization of deferred policy acquisition costs by $3.7 million and decreased amortization for deferred sales inducements by $0.2 million.
7.     Reinsurance and Policy Provisions
Coinsurance
We have two coinsurance agreements with EquiTrust Life Insurance Company ("EquiTrust"), covering 70% of certain of American Equity Life's fixed index and fixed rate annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003 and 20% of those contracts issued from January 1, 2004 to July 31, 2004. The business reinsured under these agreements may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to EquiTrust under these agreements) were $0.9 billion and $0.9 billion at December 31, 2014 and 2013, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible. The balance due under these agreements to EquiTrust was $15.2 million and $20.7 million at December 31, 2014 and 2013, respectively, and represents the fair value of call options held by us to fund index credits related to the ceded business net of cash due to or from EquiTrust related to monthly settlements of policy activity and other expenses.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have three coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda. One agreement cedes 20% of certain of American Equity Life's fixed index annuities issued from January 1, 2009 through March 31, 2010. The business reinsured under this agreement is not eligible for recapture until the end of the month following seven years after the date of issuance of the policy. The second agreement cedes 80% of American Equity Life's multi-year rate guaranteed annuities issued from July 1, 2009 through December 31, 2013 and 80% of Eagle Life's multi-year rate guaranteed annuities issued from November 20, 2013 through December 31, 2013. The business reinsured under this agreement may not be recaptured. The third agreement cedes 80% of American Equity Life's and Eagle Life's multi-year rate guaranteed annuities issued on or after January 1, 2014, and 80% of Eagle Life's fixed index annuities. The reinsurance agreement specifies that the coinsurance percentage for Eagle Life's fixed index annuities decreases to 50% for policies issued between January 1, 2016 and December 31, 2018, and to 20% for policies issued on or after January 1, 2019. The business reinsured under this agreement may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to Athene under these agreements) were $2.2 billion and $2.1 billion at December 31, 2014 and 2013, respectively. American Equity Life is an intermediary for reinsurance of the Eagle Life's business ceded to Athene. American Equity Life and Eagle Life remain liable to policyholders with respect to the policy liabilities ceded to Athene should Athene fail to meet the obligations it has coinsured. The annuity deposits that have been ceded to Athene are held in trusts and American Equity Life is named as the sole beneficiary of the trusts. The assets in the trusts are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the trust accounts would ever reach a point where it is less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in the trusts for the amount of any shortfall. None of the coinsurance deposits with Athene are deemed by management to be uncollectible. The balance due under these agreements to Athene was $21.9 million and $27.3 million at December 31, 2014 and 2013, respectively, and represents the fair value of call options held by us to fund index credits related to the ceded business net of cash due from Athene related to monthly settlements of policy activity.
Amounts ceded to EquiTrust and Athene under these agreements are as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Consolidated Statements of Operations
Annuity product charges	$5,956	$6,551	$6,796
Change in fair value of derivatives	31,076	60,876	17,106
	$37,032	$67,427	$23,902

Interest sensitive and index product benefits	$122,666	$117,934	$94,113
Change in fair value of embedded derivatives	35,820	2,898	9,373
Other operating costs and expenses	9,241	9,926	9,333
	$167,727	$130,758	$112,819
Consolidated Statements of Cash Flows
Annuity deposits	$(171,124)	$(182,616)	$(203,552)
Cash payments to policyholders	280,308	208,345	208,437
	$109,184	$25,729	$4,885
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
The 2011 Hannover Transaction is a coinsurance and yearly renewable term reinsurance agreement for statutory purposes and provided $49.2 million in net pretax statutory surplus benefit at inception in 2011. The 2011 Hannover Transaction terminates on March 31, 2016, and the statutory surplus benefit is reduced over a five year period and is eliminated upon termination. Pursuant to the terms of this agreement, pretax statutory surplus was reduced by $10.8 million, $11.3 million and $11.8 million in 2014, 2013 and 2012, respectively, and is expected to be reduced as follows: 2015—$10.3 million and 2016—$2.5 million. These amounts include risk charges equal to 1.25% of the pretax statutory surplus benefit as of the end of each calendar quarter. Risk charges attributable to this agreement were $0.8 million, $1.3 million and $1.8 million during 2014, 2013 and 2012, respectively.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 2013 Hannover Transaction is a yearly renewable term reinsurance agreement for statutory purposes covering 45.6% of waived surrender charges related to penalty free withdrawals, deaths and lifetime income benefit rider payments as well as lifetime income benefit rider payments in excess of policy fund values on certain business. We may recapture the risks reinsured under this agreement as of the end of any quarter after June 30, 2016. However, the agreement, as amended, makes it punitive to us if we do not recapture the business ceded no later than the first quarter of 2018. The reserve credit recorded on a statutory basis by American Equity Life was $322.5 million and $288.2 million at December 31, 2014 and 2013, respectively. We pay quarterly reinsurance premiums under this agreement with an experience refund calculated on a quarterly basis and a risk charge equal to 1.25% of the pretax statutory surplus benefit as of the end of each calendar quarter. Risk charges attributable to the 2013 Hannover Transaction were $15.7 million and $7.0 million during 2014 and 2013.
The 2013 Hannover Transaction replaces a similar reinsurance agreement with Hannover that was entered into in 2005 (the "2005 Hannover Agreement") which was recaptured simultaneously with entering into the 2013 Hannover Transaction. The 2005 Hannover Agreement was a yearly renewable term reinsurance agreement for statutory purposes covering 47% of waived surrender charges related to penalty free withdrawals and deaths on certain business. Risk charges attributable to the 2005 Hannover Transaction were $5.4 million and $9.9 million during 2013 and 2012, respectively.
Prior to its recapture in 2013, we had a coinsurance and yearly renewable term reinsurance agreement for statutory purposes that provided $29.5 million in net pretax statutory surplus benefit at inception in 2008 (the "2008 Hannover Transaction"). Pursuant to the terms of this agreement, pretax statutory surplus was reduced by $6.9 million and $6.8 million in 2013 and 2012, respectively. These amounts include risk charges equal to 1.25% of the pretax statutory surplus benefit as of the end of each calendar quarter. Risk charges attributable to the 2008 Hannover Transaction were $0.1 million and $0.5 million during 2013 and 2012, respectively.
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
8.     Income Taxes
We file consolidated federal income tax returns that include all of our wholly-owned subsidiaries, except for 2009–2013 when Eagle Life filed a separate federal income tax return under applicable federal income tax guidelines. Our income tax expense as presented in the consolidated financial statements is summarized as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Consolidated statements of operations:
Current income taxes	$116,545	$133,036	$80,527
Deferred income taxes (benefits)	(46,504)	3,013	(52,336)
Total income tax expense included in consolidated statements of operations	70,041	136,049	28,191
Stockholders' equity:
Expense (benefit) relating to:
Change in net unrealized investment losses	363,572	(344,944)	123,620
Share-based compensation	(5,716)	(4,043)	(392)
Extinguishment of convertible debt	(9,284)	(4,546)	—
Total income tax expense (benefit) included in consolidated financial statements	$418,613	$(217,484)	$151,419

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax expense in the consolidated statements of operations differed from the amount computed at the applicable statutory federal income tax rate of 35% as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Income before income taxes	$196,064	$389,332	$85,989

Income tax expense on income before income taxes	$68,622	$136,266	$30,096
Tax effect of:
Tax exempt net investment income	(3,669)	(2,657)	(1,876)
Extinguishment of convertible debt	4,202	2,695	—
Other	886	(255)	(29)
Income tax expense	$70,041	$136,049	$28,191
Effective tax rate	35.7%	34.9%	32.8%
Deferred income tax assets or liabilities are established for temporary differences between the financial reporting amounts and tax bases of assets and liabilities that will result in deductible or taxable amounts, respectively, in future years. The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2014 and 2013, are as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
Deferred income tax assets:
Policy benefit reserves	$2,052,968	$1,875,516
Other than temporary impairments	753	901
Investment income items	—	2,121
Amounts due reinsurer	680	7,366
Other policyholder funds	7,765	9,200
Litigation settlement accrual	7,100	7,420
Deferred compensation	10,565	13,430
Convertible senior notes	12,281	34,818
Net operating loss carryforwards	17,694	24,179
Other	11,685	8,835
Gross deferred tax assets	2,121,491	1,983,786
Deferred income tax liabilities:
Deferred policy acquisition costs and deferred sales inducements	(1,637,607)	(1,475,403)
Net unrealized gains on available for sale fixed maturity and equity securities	(376,314)	(12,742)
Derivative instruments	(94,038)	(193,067)
Investment income items	(14,842)	—
Other	(2,585)	(718)
Gross deferred tax liabilities	(2,125,386)	(1,681,930)
Net deferred income tax (liability) asset	$(3,895)	$301,856
Included in the deferred income taxes is the expected income tax benefit attributable to unrealized losses on available for sale fixed maturity securities. There is no valuation allowance provided for the deferred income tax asset attributable to unrealized losses on available for sale fixed maturity securities. Management expects that the passage of time will result in the reversal of these unrealized losses due to the fair value increasing as these securities near maturity. We have the intent and ability to hold these securities to maturity, because we generate adequate cash flow from new business to fund all foreseeable cash flow needs and do not believe it would be necessary to liquidate these securities at a loss to meet cash flow needs.
Realization of our deferred income tax assets is more likely than not based on expectations as to our future taxable income and considering all other available evidence, both positive and negative. Therefore, no valuation allowance against deferred income tax assets has been established as of December 31, 2014 and 2013.
There were no material income tax contingencies requiring recognition in our consolidated financial statements as of December 31, 2014. We are no longer subject to income tax examinations by tax authorities for years prior to 2010.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2014, we had non-life net operating loss carryforwards for federal income tax purposes totaling $28.1 million which expire beginning in 2018 through 2033.
9.     Notes Payable and Amounts Due Under Repurchase Agreements
On July 17, 2013, we issued $400 million aggregate principal amount of senior unsecured notes due 2021 which bear interest at 6.625% per year and will mature on July 15, 2021. The initial transaction fees and expenses totaling $9.0 million were capitalized as deferred financing costs and are being amortized over the term of the notes due 2021 using the effective interest method. We used $15 million of the net proceeds from the issuance to repay the entire amount outstanding under our revolving credit facility and the remainder of the net proceeds was used to pay the cash consideration portion of the convertible notes tender, exchange offers and redemption discussed below.
In September 2010, we issued $200.0 million principal amount of 2015 notes. The 2015 notes have a coupon interest rate of 3.5% per year, mature on September 15, 2015, and are intended to be settled in cash; however, in certain limited circumstances we have the discretion to settle in shares of our common stock or a combination of cash and shares of our common stock. Contractual interest payable on the 2015 notes began accruing in September 2010 and is payable semi-annually in arrears each March 15th and September 15th. The initial transaction fees and expenses totaling $6.8 million were capitalized as deferred financing costs and are being amortized over the term of the 2015 notes using the effective interest method.
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
The initial conversion rate for the 2015 notes was 80 shares of our common stock per $1,000 principal amount of 2015 notes, equivalent to a conversion price of approximately $12.50 per share of our common stock, with the amount due on conversion. Upon conversion, a holder will receive the sum of the daily settlement amounts, calculated on a proportionate basis for each day, during a specified observation period following the conversion date. The conversion rate for the 2015 notes was adjusted to 80.9486 shares in December 2012, equivalent to a conversion price of approximately $12.35 per share. The conversion rate and conversion price have not been adjusted for cash dividends paid in December 2013 and December 2014 because the adjustments created by these cash dividend payments have been carried forward because they do not change the conversion rate by at least 1%.
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
In December 2009, we issued $115.8 million of contingent convertible senior notes due December 15, 2029 (the "2029 notes"), of which $15.6 million was assigned to the equity component (net of income tax of $11.0 million). The 2029 notes had a coupon interest rate of 5.25% per annum. Interest was payable semi-annually in arrears on June 6 and December 6 of each year.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We are required to include the dilutive effect of the 2029 notes in our diluted earnings per share calculation. Because these notes include a mandatory cash settlement feature for the principal amount, incremental dilutive shares will only exist when the fair value of our common stock at the end of the reporting period exceeds the conversion price per share. The conversion premium of the 2029 notes was dilutive and the effect has been included in diluted earnings per share for the years ended December 31, 2014, 2013 and 2012. The 2015 notes are excluded from the dilutive effect in our diluted earnings per share calculation as they are intended to be settled only in cash.
In 2014, we extinguished $69.6 million principal amount of our 2015 notes and $36.2 million principal amount of our 2029 notes pursuant to private exchange offers with holders of our outstanding convertible debt instruments. Total consideration paid to holders of the 2015 notes consisted of $82.9 million in cash and $48.2 million in shares of our common stock (2,115,055 shares). Total consideration paid to holders of the 2029 notes consisted of $66.7 million in cash and $23.2 million in shares of our common stock (946,793 shares). Total consideration paid to the holders of the 2015 notes and 2029 notes excludes the accrued interest through the settlement date that was also paid. The carrying value of the convertible notes at extinguishment was $66.0 million and $34.6 million for the 2015 notes and the 2029 notes, respectively, and losses net of tax of $4.8 million for the 2015 notes and $2.5 million for the 2029 notes were recognized.
Also in 2014, we issued a notice of mandatory redemption of all of the 2029 notes that were outstanding at the time the notice was issued and amended the terms of the indenture governing the 2029 notes to provide the holders with the option of receiving the conversion value of their notes entirely in cash rather than cash for the principal amount and net shares for the portion of the conversion value that exceeds the principal amount. As a result of this mandatory redemption and the change in terms, $32.1 million principal amount of the 2029 notes was converted into $69.4 million in cash and $24.6 million in shares of our common stock (897,548 shares). The amendment to the conversion terms resulted in a reclassification of the fair value of the conversion premium for the 2029 notes from equity to an embedded conversion derivative liability. The fair value of the conversion premium on the date of reclassification was $58.1 million. We applied fair value accounting to the embedded derivative liability from the date of reclassification to the dates of settlement of the conversions of the 2029 notes and recognized as expense the $3.8 million increase in the fair value of the embedded conversion derivative liability.
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
The convertible senior notes included in notes payable are accounted for separately as a liability component and an equity component in the consolidated balance sheets. The liability component and equity component are as follows:

	December 31, 2014	December 31, 2013
	September 2015 Notes	September 2015 Notes	December 2029 Notes
	(Dollars in thousands)
Notes payable:
Principal amount of liability component	$22,377	$91,951	$68,373
Unamortized discount	(698)	(6,623)	(3,743)
Net carrying amount of liability component	$21,679	$85,328	$64,630
Additional paid-in capital:
Carrying amount of equity component			$15,586
Amount by which the if-converted value exceeds principal	$30,497	$104,403	$113,169
The discount is being amortized over the expected lives of the notes, which was December 15, 2014 for the 2029 notes and is September 15, 2015 for the 2015 notes. The effective interest rates during the discount amortization periods are 8.9% and 11.9% on the 2015 notes and 2029 notes, respectively. The interest cost recognized in operations for the convertible notes, inclusive of the coupon and amortization of the discount and debt issue costs was $9.0 million, $26.4 million, and $28.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have a $140 million unsecured revolving line of credit agreement with five banks that terminates on November 22, 2017. The interest rate is floating at a rate based on our election that will be equal to the alternate base rate (as defined in the credit agreement) plus the applicable margin or the adjusted LIBOR rate (as defined in the credit agreement) plus the applicable margin. We also pay a commitment fee based on the available unused portion of the credit facility. The applicable margin and commitment fee rate are based on our credit rating and can change throughout the period of the credit facility. Based upon our current credit rating, the applicable margin is 1.00% for alternate base rate borrowings and 2.00% for adjusted LIBOR rate borrowings, and the commitment fee is 0.35%. Under this agreement, we are required to maintain a minimum risk-based capital ratio at American Equity Life of 275%, a maximum ratio of adjusted debt to total adjusted capital of 0.35, and a minimum level of statutory surplus at American Equity Life equal to the sum of 1) 80% of statutory surplus at September 30, 2013, 2) 50% of the statutory net income for each fiscal quarter ending after September 30, 2013, and 3) 50% of all capital contributed to American Equity Life after September 30, 2013. The agreement contains an accordion feature that allows us, on up to three occasions and subject to credit availability, to increase the credit facility by an additional $50 million in the aggregate. We also have the ability to extend the maturity date by an additional one year past the initial maturity date of November 22, 2017 with the consent of the extending banks. There are currently no guarantors of the credit facility, but certain of our subsidiaries must guarantee our obligations under the credit agreement if such subsidiaries guarantee other material amounts of our debt. No amounts were outstanding at December 31, 2014 and 2013. As of December 31, 2014, $518.2 million is unrestricted and could be distributed to shareholders and still be in compliance with all covenants under this credit agreement.
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). The maximum amount borrowed during 2014 and 2013 was $138.7 million and $258.6 million, respectively. When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $9.2 million and $68.3 million for the years ended December 31, 2014 and 2013. We had no borrowings under repurchase agreements during 2012. The weighted average interest rate on amounts due under repurchase agreements was 0.19% and 0.20% for the years ended December 31, 2014 and 2013.
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
Following is a summary of subordinated debt obligations to the trusts at December 31, 2014 and 2013:

	December 31,
	2014	2013	Interest Rate		Due Date
	(Dollars in thousands)
American Equity Capital Trust II	$76,633	$76,440	5%		June 1, 2047
American Equity Capital Trust III	27,840	27,840	*LIBOR +	3.90%	April 29, 2034
American Equity Capital Trust IV	12,372	12,372	*LIBOR +	4.00%	January 8, 2034
American Equity Capital Trust VII	10,830	10,830	*LIBOR +	3.75%	December 14, 2034
American Equity Capital Trust VIII	20,620	20,620	*LIBOR +	3.75%	December 15, 2034
American Equity Capital Trust IX	15,470	15,470	*LIBOR +	3.65%	June 15, 2035
American Equity Capital Trust X	20,620	20,620	*LIBOR +	3.65%	September 15, 2035
American Equity Capital Trust XI	20,620	20,620	*LIBOR +	3.65%	December 15, 2035
American Equity Capital Trust XII	41,238	41,238	*LIBOR +	3.50%	April 7, 2036
	$246,243	$246,050
*—three month London Interbank Offered Rate
The principal amount of the subordinated debentures issued by us to American Equity Capital Trust II ("Trust II") is $100.0 million. These debentures were assigned a fair value of $74.7 million at the date of issue (based upon an effective yield-to-maturity of 6.8%). The difference between the fair value at the date of issue and the principal amount is being accreted over the life of the debentures. The trust preferred securities issued by Trust II were issued to Iowa Farm Bureau Federation, which owns more than 50% of the voting capital stock of FBL Financial Group, Inc. ("FBL"). The consideration received by Trust II in connection with the issuance of its trust preferred securities consisted of fixed income securities of equal value which were issued by FBL.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Retirement and Share-based Compensation Plans
We have adopted a contributory defined contribution plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all of our full-time employees subject to minimum eligibility requirements. Employees can contribute a percentage of their annual salary (up to a maximum contribution of $17,500 in 2014, $17,500 in 2013 and $17,000 in 2012) to the plan. We contribute an additional amount, subject to limitations, based on the voluntary contribution of the employee. Further, the plan provides for additional employer contributions based on the discretion of the Board of Directors. Plan contributions charged to expense were $423,000, $391,000 and $370,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
We have deferred compensation arrangements with certain officers, directors, and consultants, whereby these individuals agreed to take our common stock at a future date in lieu of cash payments at the time of service. The common stock is to be issued in conjunction with a "trigger event," as that term is defined in the individual agreements. At December 31, 2014 and 2013, these individuals have earned, and we have reserved for future issuance, 362,287 and 356,897 shares of common stock, respectively, pursuant to these arrangements. We have incurred expense of $127,000, $162,000 and $200,000 for the years ended December 31, 2014, 2013 and 2012, respectively, under these arrangements.
We have deferred compensation agreements with certain officers whereby these individuals may defer certain salary and bonus compensation which is deposited into the American Equity Officer Rabbi Trust (Officer Rabbi Trust). The amounts deferred for certain employees are invested in assets at the direction of the employee. The assets of the Officer Rabbi Trust are included in our assets and a corresponding deferred compensation liability is recorded. The deferred compensation liability is recorded at the fair market value of the assets in the Officer Rabbi Trust with the change in fair value included as a component of compensation expense. The deferred compensation liability related to these agreements was $3.9 million and $3.1 million at December 31, 2014 and 2013, respectively. The Officer Rabbi Trust held 102,551 shares and 103,551 shares of our common stock at December 31, 2014 and 2013, respectively, which are treated as treasury shares.
During 1997, we established the American Equity Investment NMO Deferred Compensation Plan ("NMO Deferred Compensation Plan") whereby agents can earn common stock in addition to their normal commissions. The NMO Deferred Compensation Plan was effective until December 31, 2006 at which time it was suspended. Awards were calculated using formulas determined annually by our Board of Directors. These shares are being distributed at the end of the vesting and deferral period of nine years. We recognize commission expense and an increase to additional paid-in capital as share-based compensation when the awards vest. All outstanding shares issued under this plan were fully vested at December 31, 2010. At December 31, 2014 and 2013, the total number of undistributed vested shares under the NMO Deferred Compensation Plan was 543,120 and 892,688, respectively. These shares are included in the computation of earnings per share and earnings per share—assuming dilution.
We have a Rabbi Trust, the NMO Deferred Compensation Trust (the "NMO Trust"), which has purchased shares of our common stock to fund the amount of vested shares under the NMO Deferred Compensation Plan. The common stock held in the NMO Trust is treated as treasury stock. The NMO Trust distributed 349,568, 249,644 and 489,216 shares during 2014, 2013 and 2012, respectively. The number of shares held by the NMO Trust at December 31, 2014 and 2013, was 543,120 and 892,688, respectively.
The following table summarizes compensation expense recognized for employees, directors and consultants as a result of share-based compensation:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
ESOP	$2,486	$3,464	$1,112
2009 Employee Incentive Plan	1,306	1,294	1,558
2013 Director Equity and Incentive Plan	603	380	—
2011 Director Stock Option Plan	186	304	912
	$4,581	$5,442	$3,582
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
In August 2007, we issued a loan to the ESOP in the amount of $7.0 million to purchase 650,000 shares of our common stock from David J. Noble, our Executive Chairman. The loan was to be repaid over a period of 20 years with annual interest payments due on December 31 of each year. However, this loan was repaid in full as of December 31, 2014. The loan is eliminated in the consolidated financial statements. The shares purchased by the ESOP were pledged as collateral for this debt and were reported as unallocated common stock held by the ESOP, a contra-equity account in stockholders' equity. When shares were committed for release, the shares become outstanding for earnings per share computations. For each plan year in which a payment or prepayment of principal or interest was made, we released from the pledge the number of shares determined under the principal and interest method. Dividends on allocated ESOP shares were recorded as a reduction in retained earnings and were credited to employee accounts. Dividends on unallocated shares held by the ESOP were used to repay indebtedness.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2010, we established the American Equity Investment Life Holding Company Short-Term Performance Incentive Plan. Under this plan, certain members of our senior management may receive incentive awards comprised of a cash component and a restricted stock component. In April 2013, the Short-Term Performance Incentive Plan was amended and restated to provide for only cash bonuses for awards made with respect to 2013 and following years. Shares of restricted stock received were granted pursuant to the 2009 Employee Incentive Plan and vest on the date three years following the date the Committee approved the payment of the incentive award provided that the participant remains employed by us. Compensation expense is recognized over the three year vesting period. Shares vested immediately for participants 65 years of age with 10 years of service with us, and compensation expense under this plan for these participants was recognized upon approval of the incentive award by the compensation committee. During 2013 and 2012, we issued 33,489 and 51,810 shares of common stock (23,681 and 37,369 shares were restricted stock), respectively.
During 2013, we established a long-term performance incentive plan utilizing restricted stock units granted pursuant to the 2009 Employee Incentive Plan. During 2014 and 2013, we granted 54,718 and 78,260 restricted stock units under this plan, respectively. Vesting is tied to threshold and target performance goals for the three year period ending December 31, 2016 and December 31, 2015, respectively. Fifty percent of the restricted stock units will vest if we meet threshold goals and 100% of the restricted stock units will vest if we meet target performance goals. Compensation expense is recognized over the three year vesting period based on the likelihood of meeting threshold and target goals. Restricted stock units that ultimately vest are payable in an equal number of shares of our common stock. Restricted stock units are accounted for as equity awards and the estimated fair value of restricted stock units is based upon the closing price of our common stock on the date of grant.
During 2014 and 2013, we issued 18,239 and 26,087 (14,869 and 20,889 shares were restricted stock), respectively, shares of common stock under the 2009 Employee Incentive Plan to certain employees. These shares will vest on the date three years following the grant date provided the participant remains employed with us. Compensation expense is recognized over the three year vesting period. Shares vest immediately for participants over 65 years of age with 10 years of service with us.
In 2013, we adopted the 2013 Director Equity and Incentive Plan which authorized the grant of options, stock appreciation rights, restricted stock awards and restricted stock units convertible into or based upon our common stock of up to 250,000 shares to our Directors. During 2014 and 2013, we issued 24,000 and 40,000 shares of common stock, respectively, all of which are restricted stock, and which vest one year from the grant date provided the individual remains a Director during that time period. At December 31, 2014, we had 186,000 shares of common stock available for future grant under the 2013 Director and Equity Incentive Plan.
Our 1996 Stock Option Plan, 2000 Employee Stock Option Plan, 2000 Directors Stock Option Plan and 2011 Director Stock Option Plan authorized grants of options to officers, directors and employees for an aggregate of up to 3,475,000 shares of our common stock. All options granted under these plans have ten year terms and a six month or three year vesting period after which they become fully exercisable immediately. At December 31, 2014, we had 18,000 shares of common stock available for future grant under the 2011 Director Stock Option Plan. In 2009, we adopted the 2009 Employee Incentive Plan which authorizes the grant of options, stock appreciation rights, restricted stock awards and restricted stock units convertible into or based upon our common stock up to 2,500,000 shares. All options granted under this plan have six or ten year terms and a three year vesting period after which they become fully exercisable immediately. At December 31, 2014, we had 1,623,928 shares of common stock available for future grant under the 2009 Employee Incentive Plan.
The fair value for each stock option granted to officers, directors and employees during the year ended December 31, 2012 was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2012
	Directors and Retirement Eligible Employees	Non-Retirement Eligible Employees
Average risk-free interest rate	0.76%	1.36%
Dividend yield	1.1%	1.3%
Average expected life (years)	5	8
Volatility	62.5%	50.9%
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We use the historical realized volatility of our stock for the expected volatility assumption within the valuation model. For options granted since 2007, the weighted average expected term for the majority of our options were calculated using average historical behavior.
During 2014 we established the 2014 Independent Insurance Agent Restricted Stock and Restricted Stock Unit Plan. Under this plan, agents of American Equity Life may receive grants of restricted stock and restricted stock units based upon their individual sales. The plan authorizes grants of up to 1,000,000 shares of our common stock. We recognize commission expense and an increase to additional paid-in capital as share-based compensation equal to the fair value of the restricted stock and restricted stock units as they are earned.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2015, American Equity Life's agents were granted 27,985 shares of restricted stock and 221,489 restricted stock units based on their production during 2014, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $1.9 million in 2014. The restricted stock was granted to retirement eligible individuals and vested immediately upon grant. 20% of the restricted stock units will vest one year from the grant date if the agent is in good standing with American Equity Life at that date.The remaining 80% of the restricted stock units granted will vest based on the agent's individual sales and continued service as an independent agent to American Equity Life over a period of time not to exceed five years.
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
The fair value for each stock option granted to agents during the years ended December 31, 2013 and 2012 was estimated using a Black-Scholes option valuation model until the grant date, at which time the options are included as permanent equity, with the following assumptions:

	Year Ended December 31,
	2013	2012
Average risk-free interest rate	1.21%	0.51%
Dividend yield	0.7%	1.2%
Average expected life (years)	3.75	3.75
Volatility	31.2%	41.1%
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
Changes in the number of stock options outstanding during the years ended December 31, 2014, 2013 and 2012 are as follows:

	Number of Shares	Weighted-Average Exercise Price per Share	Total Exercise Price
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2012	4,844,850	$10.13	$49,097
Granted	1,558,900	10.40	16,216
Canceled	(28,050)	8.97	(251)
Exercised	(643,250)	8.93	(5,741)
Outstanding at December 31, 2012	5,732,450	10.35	59,321
Granted	1,210,950	13.13	15,899
Canceled	(29,400)	9.96	(293)
Exercised	(2,937,275)	10.81	(31,756)
Outstanding at December 31, 2013	3,976,725	10.86	43,171
Granted	1,277,650	24.79	31,673
Canceled	(35,400)	11.64	(412)
Exercised	(1,174,800)	11.64	(13,672)
Outstanding at December 31, 2014	4,044,175	15.02	$60,760
The following table summarizes information about stock options outstanding at December 31, 2014:

	Stock Options Outstanding			Stock Options Vested
Range of Exercise Prices	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share
$5.07 - $8.02	506,000	2.73	$7.39	506,000	2.73	$7.39
$9.27 - $11.35	1,220,550	3.94	10.23	1,136,550	3.69	10.21
$11.87 - $24.79	2,317,625	5.23	19.22	2,297,625	5.18	19.22
$5.07 - $24.79	4,044,175	4.53	15.02	3,940,175	4.43	15.10

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate intrinsic value for stock options outstanding and vested awards was $57.3 million and $50.0 million, respectively, at December 31, 2014. For the years ended December 31, 2014, 2013 and 2012, the total intrinsic value of options exercised by officers, directors and employees was $5.4 million, $10.4 million and $0.9 million, respectively. Intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the price of our common stock as of the reporting date. Cash received from stock options exercised for the years ended December 31, 2014, 2013 and 2012 was $13.7 million, $31.8 million and $5.7 million, respectively. The tax benefit realized for the tax deduction from the exercise of stock options by officers, directors, employees and agents for the years ended December 31, 2014, 2013 and 2012, was $1.0 million, $1.0 million and $0.1 million, respectively.
12.   Statutory Financial Information and Dividend Restrictions
Statutory accounting practices prescribed or permitted by regulatory authorities for our life insurance subsidiaries differ from GAAP. Net income for our primary life insurance subsidiary as determined in accordance with statutory accounting practices was as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
American Equity Life	$340,000	$205,202	$82,039
Statutory capital and surplus for our primary life insurance subsidiary was as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
American Equity Life	$2,172,455	$1,870,728
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

	December 31,
	2014	2013
	(Dollars in thousands)
Total adjusted capital	$2,327,335	$1,995,658
Company Action Level RBC	625,373	580,085
Ratio of adjusted capital to Company Action Level RBC	372%	344%
Prior approval of regulatory authorities is required for the payment of dividends to the parent company by American Equity Life which exceed an annual limitation. American Equity Life may pay dividends without prior approval, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) net gain from operations before net realized capital gains/losses for the preceding calendar year or, (2) 10% of the American Equity Life's capital and surplus at the preceding year-end. The amount of dividends permitted to be paid by American Equity Life to its parent company without prior approval of regulatory authorities is $343.3 million as of December 31, 2014. No dividends were paid by any of our insurance subsidiaries for any of the years presented in these financial statements.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Commitments and Contingencies
We lease our home office space and certain equipment under various operating leases. Rent expense for the years ended December 31, 2014, 2013 and 2012 totaled $2.5 million, $2.3 million and $2.0 million, respectively. At December 31, 2014, the aggregate future minimum lease payments are $18.4 million. The following represents payments due by period for operating lease obligations as of December 31, 2014 (dollars in thousands):

Year Ending December 31:
2015	$2,323
2016	1,718
2017	1,473
2018	1,398
2019	1,377
2020 and thereafter	10,102
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
In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We were a defendant in a purported class action, McCormack, et al. v. American Equity Investment Life Insurance Company, et al., in the United States District Court for the Central District of California, Western Division and Anagnostis v. American Equity, et al., coordinated in the Central District, entitled, In Re: American Equity Annuity Practices and Sales Litigation (complaint filed September 7, 2005) (the "Los Angeles Case"), involving allegations of improper sales practices and similar claims.
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
We recorded an estimated litigation liability of $17.5 million during the third quarter of 2012 related to the Los Angeles Case. We increased our estimated litigation liability for this matter to $21.2 million during the fourth quarter of 2013 following the passage of the deadline for submission of claims by class members in the lawsuit and based upon information available at that time. However, we decreased the liability by $2.3 million in the first quarter of 2014 as additional information became available concerning the nature and magnitude of the claims received. In addition, during the first quarter of 2014, we paid $7.8 million in legal fees to the plaintiffs' counsel. The estimated litigation liability at December 31, 2014 is $11.1 million. While review of the claim forms has been stayed due to the appeal and it is difficult to predict the amount of the liabilities that will ultimately result from the completion of the claims process, the $11.1 million litigation liability represents our best estimate of probable loss with respect to this litigation. In light of the inherent uncertainties involved in the matter described above, there can be no assurance that such litigation, or any other pending or future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.
In addition to our commitments to fund mortgage loans, we have unfunded commitments at December 31, 2014 to limited partnerships of $30.6 million and to secured bank loans of $5.7 million.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share data)
Numerator:
Net income—numerator for earnings per common share	$126,023	$253,283	$57,798
Interest on convertible subordinated debentures (net of income tax benefit)	—	—	517
Numerator for earnings per common share—assuming dilution	$126,023	$253,283	$58,315

Denominator:
Weighted average common shares outstanding (1)	74,431,087	65,543,895	61,258,825
Effect of dilutive securities:
Convertible subordinated debentures	—	—	1,348,447
Convertible senior notes	2,657,158	7,088,149	2,515,067
2015 warrants	1,559,646	1,184,549	—
Stock options and deferred compensation agreements	1,178,783	1,224,053	553,312
Restricted stock and restricted stock units	66,926	—	—
Denominator for earnings per common share—assuming dilution	79,893,600	75,040,646	65,675,651

Earnings per common share	$1.69	$3.86	$0.94
Earnings per common share—assuming dilution	$1.58	$3.38	$0.89

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.
Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
		Minimum	Maximum
Year ended December 31, 2014	1,215,450	$24.79	$24.79
Year ended December 31, 2013	—	—	—
Year ended December 31, 2012	1,522,100	$11.35	$14.34

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Quarterly Financial Information (Unaudited)
Unaudited quarterly results of operations are summarized below.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
2014
Premiums and product charges	$32,603	$38,370	$38,001	$42,639
Net investment income	370,005	370,882	386,931	403,849
Change in fair value of derivatives	48,493	270,883	39,218	146,231
Net realized gains (losses) on investments, excluding OTTI losses	(714)	(2,230)	(3,190)	2,131
Net OTTI losses recognized in operations	(905)	(594)	(564)	(564)
Loss on extinguishment of debt	(3,977)	(6,574)	—	(1,951)
Total revenues	445,505	670,737	460,396	592,335
Net income (loss)	(9,753)	36,744	67,815	31,217
Earnings (loss) per common share	(0.13)	0.49	0.90	0.41
Earnings (loss) per common share—assuming dilution	(0.13)	0.46	0.85	0.39

2013
Premiums and product charges	$34,565	$35,062	$36,325	$42,986
Net investment income	329,690	336,143	354,147	363,947
Change in fair value of derivatives	373,962	64,040	193,028	444,985
Net realized gains (losses) on investments, excluding OTTI losses	10,585	15,689	(2,077)	16,364
Net OTTI losses recognized in operations	(3,237)	(2,775)	(222)	—
Loss on extinguishment of debt	—	(589)	(938)	(30,988)
Total revenues	745,565	447,570	580,263	837,294
Net income	26,031	120,113	56,181	50,958
Earnings per common share	0.41	1.87	0.86	0.73
Earnings per common share—assuming dilution	0.38	1.71	0.75	0.64
Earnings (loss) per common share for each quarter is computed independently of earnings (loss) per common share for the year. As a result, the sum of the quarterly earnings (loss) per common share amounts may not equal the earnings (loss) per common share for the year.
The differences between the change in fair value of derivatives for each quarter primarily correspond to the performance of the indices upon which our call options are based. The comparability of net income (loss) is impacted by the application of fair value accounting to our fixed index annuity business is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands)
2014	$42,297	$(2,232)	$(5,017)	$15,862
2013	10,973	(80,658)	(5,601)	(23,418)

Schedule I—Summary of Investments—
Other Than Investments in Related Parties

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

December 31, 2014

Column A	Column B	Column C	Column D
Type of Investment	Amortized Cost (1)	Fair Value	Amount at which shown in the balance sheet
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$137,710	$138,460	$138,460
United States Government sponsored agencies	1,364,424	1,393,890	1,393,890
United States municipalities, states and territories	3,293,551	3,723,309	3,723,309
Foreign government obligations	181,128	193,803	193,803
Corporate securities	19,984,747	21,490,292	21,490,292
Residential mortgage backed securities	1,616,846	1,751,345	1,751,345
Commercial mortgage backed securities	2,720,294	2,807,620	2,807,620
Other asset backed securities	906,346	946,483	946,483
	30,205,046	32,445,202	32,445,202
Held for investment:
Corporate security	76,432	75,838	76,432
Total fixed maturity securities	30,281,478	32,521,040	32,521,634
Equity securities, available for sale:
Common stocks	7,509	7,805	7,805
Total equity securities	7,509	7,805	7,805
Mortgage loans on real estate	2,434,580	2,493,901	2,434,580
Derivative instruments	259,413	731,113	731,113
Other investments	286,726		286,726
Total investments	$33,269,706		$35,981,858

(1)
On the basis of cost adjusted for other than temporary impairments, repayments and amortization of premiums and accrual of discounts for fixed maturity securities and short-term investments, original cost for derivative instruments and unpaid principal balance less allowance for credit losses for mortgage loans.

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$61,139	$252,541
Equity securities of subsidiary trusts	7,409	7,403
Receivable from subsidiaries	221	1,158
Deferred income taxes	20,612	15,734
Federal income tax recoverable, including amount from subsidiaries	10,430	11,551
Other assets, including 2015 notes hedges	47,308	131,424
	147,119	419,811
Investment in and advances to subsidiaries	2,708,085	1,889,648
Total assets	$2,855,204	$2,309,459

Liabilities and Stockholders' Equity
Liabilities:
Notes payable	$421,679	$549,958
Subordinated debentures payable to subsidiary trusts	246,243	246,050
Other liabilities, including 2015 notes embedded derivative	47,406	128,764
Total liabilities	715,328	924,772
Stockholders' equity:
Common stock	76,062	70,535
Additional paid-in capital	513,218	550,400
Unallocated common stock held by ESOP	—	(631)
Accumulated other comprehensive income	721,401	46,196
Retained earnings	829,195	718,187
Total stockholders' equity	2,139,876	1,384,687
Total liabilities and stockholders' equity	$2,855,204	$2,309,459

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Operations
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Net investment income	$130	$130	$565
Dividends from subsidiary trusts	360	361	403
Investment advisory fees	58,044	44,469	36,178
Surplus note interest from subsidiary	4,080	4,080	4,080
Change in fair value of derivatives	(17,122)	144,012	(7,472)
Loss on extinguishment of debt	(12,502)	(32,515)	—
Total revenues	32,990	160,537	33,754
Expenses:
Change in fair value of embedded derivatives	(15,227)	141,974	(2,488)
Interest expense on notes payable	36,370	38,870	28,479
Interest expense on subordinated debentures issued to subsidiary trusts	12,122	12,088	13,458
Other operating costs and expenses	7,928	8,163	8,228
Total expenses	41,193	201,095	47,677
Loss before income taxes and equity in undistributed income of subsidiaries	(8,203)	(40,558)	(13,923)
Income tax expense (benefit)	664	(13,880)	(5,944)
Loss before equity in undistributed income of subsidiaries	(8,867)	(26,678)	(7,979)
Equity in undistributed income of subsidiaries	134,890	279,961	65,777
Net income	$126,023	$253,283	$57,798

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income	$126,023	$253,283	$57,798
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of 2015 notes embedded conversion derivative	(15,227)	141,974	(2,488)
Provision for depreciation and amortization	2,081	2,831	2,382
Accrual of discount on equity security	(6)	(5)	(5)
Equity in undistributed income of subsidiaries	(134,890)	(279,961)	(65,777)
Accrual of discount on contingent convertible notes	4,417	12,417	12,261
Change in fair value of derivatives	15,619	(144,012)	7,472
Loss on extinguishment of debt	12,502	32,515	—
Accrual of discount on debenture issued to subsidiary trust	193	181	169
Share-based compensation	1,141	1,407	1,348
ESOP compensation	82	110	45
Deferred income taxes (benefits)	6,439	(5,202)	(2,838)
Other	(2,235)	(3,608)	—
Changes in operating assets and liabilities:
Receivable from subsidiaries	2,208	995	1,205
Federal income tax recoverable	1,121	62	(2,745)
Other assets	378	(1,945)	(549)
Other liabilities	(7,256)	20,131	(4,528)
Net cash provided by operating activities	12,590	31,173	3,750

Investing activities
Net cash used in investing activities	—	—	—

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Cash Flows (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Financing activities
Financing fees incurred and deferred	$(100)	$(11,942)	$—
Proceeds from notes payable	—	415,000	—
Repayments of notes payable	(219,094)	(234,154)	—
Net proceeds from settlement of notes hedge and warrants	16,558	22,170	—
Repayment of subordinated debentures	—	—	(1,141)
Excess tax benefits realized from share-based compensation plans	184	159	6
Proceeds from issuance of common stock	13,681	31,764	5,370
Dividends paid	(15,221)	(12,849)	(9,374)
Net cash provided by (used in) financing activities	(203,992)	210,148	(5,139)
Increase (decrease) in cash and cash equivalents	(191,402)	241,321	(1,389)
Cash and cash equivalents at beginning of year	252,541	11,220	12,609
Cash and cash equivalents at end of year	$61,139	$252,541	$11,220

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest on notes payable	$31,206	$13,758	$14,564
Interest on subordinated debentures	11,765	11,850	13,102
Non-cash financing activity:
Conversion of subordinated debentures	—	—	20,770
Common stock issued in extinguishment of debt	95,993	117,463	—

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Note to Condensed Financial Statements
December 31, 2014

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

Schedule III—Supplementary Insurance Information

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable
	(Dollars in thousands)
As of December 31, 2014: Life insurance	$2,058,556	$39,802,861	$—	$365,819
As of December 31, 2013: Life insurance	$2,426,652	$35,789,655	$—	$418,033
As of December 31, 2012: Life insurance	$1,709,799	$31,773,988	$—	$455,752

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses
	(Dollars in thousands)
For the year ended December 31, 2014: Life insurance	$151,613	$1,531,667	$1,679,255	$163,578	$130,076
For the year ended December 31, 2013: Life insurance	$148,938	$1,383,927	$1,713,019	$365,468	$142,873
For the year ended December 31, 2012: Life insurance	$165,681	$1,286,923	$1,264,016	$164,919	$137,432
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule IV—Reinsurance

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2014
Life insurance in force, at end of year	$2,171,426	$11,548	$56,509	$2,216,387	2.55%
Insurance premiums and other considerations:
Annuity product charges	$124,946	$5,956	$—	$118,990	—
Traditional life, accident and health insurance, and life contingent immediate annuity premiums	32,308	336	651	32,623	2.00%
	$157,254	$6,292	$651	$151,613	0.43%
Year ended December 31, 2013
Life insurance in force, at end of year	$2,250,112	$13,521	$57,976	$2,294,567	2.53%
Insurance premiums and other considerations:
Annuity product charges	$110,142	$6,551	$—	$103,591	—
Traditional life, accident and health insurance, and life contingent immediate annuity premiums	45,057	328	618	45,347	1.36%
	$155,199	$6,879	$618	$148,938	0.41%
Year ended December 31, 2012
Life insurance in force, at end of year	$2,350,473	$4,742	$61,488	$2,407,219	2.55%
Insurance premiums and other considerations:
Annuity product charges	$95,802	$6,796	$—	$89,006	—
Traditional life, accident and health insurance, and life contingent immediate annuity premiums	76,323	364	716	76,675	0.93%
	$172,125	$7,160	$716	$165,681	0.43%
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule V—Valuation and Qualifying Accounts

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

	Balance January 1,	Charged to Costs and Expenses	Translation Adjustment	Write-offs/ Payments/Other	Balance December 31,
	(Dollars in thousands
Year ended December 31, 2014
Valuation allowance on mortgage loans	$(26,047)	$(6,052)	$—	$9,466	$(22,633)

Year ended December 31, 2013
Valuation allowance on mortgage loans	$(34,234)	$(5,621)	$—	$13,808	$(26,047)

Year ended December 31, 2012
Valuation allowance on mortgage loans	$(32,964)	$(16,832)	$—	$15,562	$(34,234)

See accompanying Report of Independent Registered Public Accounting Firm.

Item 15.    Exhibits and Financial Statement Schedules.

(a)   Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation, including Articles of Amendment (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the period ended June 30, 2000 filed on August 14, 2000, File No. 000-25986)
3.2	Articles of Amendment to Articles of Incorporation (Incorporated by reference to the Registration Statement on Form S-1, File No. 333-108794, including all pre-effective amendments thereto)
3.3	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-3 filed on January 15, 2008, File No. 333-148681)
3.4	Third Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 2, 2008, File No. 001-31911)
3.5	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.5 to Form 10-Q for the period ended June 30, 2011 filed on August 5, 2011, File No. 001-31911)
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
4.20
Amended and Restated Guarantee Agreement dated July 7, 2006 between American Equity Investment Life Holding Company and Wells Fargo Delaware Trust Company, as trustee (Incorporated by reference to Exhibit 4.32 to Form 10-Q for the period ended September 30, 2006 filed on November 3, 2006)

4.21
Indenture dated September 22, 2010 between American Equity Investment Life Holding Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 28, 2010)

4.22
Senior Amended and Restated Indenture, dated as of April 22, 2004, between American Equity Investment Life Holding Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Amendment No.1 to Form S-3 filed on April 22, 2004).

4.23
First Supplemental Indenture, dated July 17, 2013, among American Equity Investment Life Holding Company, U.S. Bank National Association, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on July 17, 2013)

4.24
Second Supplemental Indenture, dated as of July 17, 2013, between American Equity Investment Life Holding Company and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.3 to Form 8-K filed on July 17, 2013)

10.1
Deferred Compensation Agreement between American Equity Investment Life Holding Company and David S. Mulcahy dated December 31, 1997 (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 filed on May 6, 1999)

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
10.28
Credit Agreement dated November 22, 2013 among American Equity Life Investment Holding Company, JP Morgan Chase Bank, National Association and SunTrust Bank (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 26, 2013)

10.29
Amended and Restated American Equity Investment Life Holding Company 2014 Independent Insurance Agent Restricted Stock and Restricted Stock Unit Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 filed on December 17, 2014)

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