Form 10-Q
period 2015-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2015-08-10
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
As of July 31, 2015, there were 77,146,375 shares of the registrant's common stock, $1 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2015 - $32,692,702; 2014 - $30,205,046)	$33,905,869	$32,445,202
Held for investment, at amortized cost (fair value: 2015 - $65,705; 2014 - $75,838)	76,526	76,432
Equity securities, available for sale, at fair value (cost: 2015 - $7,512; 2014 - $7,509)	7,861	7,805
Mortgage loans on real estate	2,450,676	2,434,580
Derivative instruments	503,953	731,113
Other investments	285,743	286,726
Total investments	37,230,628	35,981,858

Cash and cash equivalents	733,814	701,514
Coinsurance deposits	3,101,189	3,044,342
Accrued investment income	343,172	326,559
Deferred policy acquisition costs	2,522,277	2,058,556
Deferred sales inducements	1,944,619	1,587,257
Deferred income taxes	172,114	—
Income taxes recoverable	21,888	9,252
Other assets	177,781	280,396
Total assets	$46,247,482	$43,989,734

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$42,494,314	$39,802,861
Other policy funds and contract claims	342,878	365,819
Notes payable	422,163	421,679
Subordinated debentures	246,345	246,243
Deferred income taxes	—	3,895
Other liabilities	834,020	1,009,361
Total liabilities	44,339,720	41,849,858

Stockholders' equity:
Preferred stock, par value $1 per share, 2,000,000 shares authorized, 2015 and 2014 - no shares issued and outstanding	—	—
Common stock, par value $1 per share, 200,000,000 shares authorized; issued and outstanding: 2015 - 76,793,577 shares (excluding 3,620,484 treasury shares); 2014 - 76,062,407 shares (excluding 4,126,167 treasury shares)	76,794	76,062
Additional paid-in capital	524,246	513,218
Accumulated other comprehensive income	388,779	721,401
Retained earnings	917,943	829,195
Total stockholders' equity	1,907,762	2,139,876
Total liabilities and stockholders' equity	$46,247,482	$43,989,734
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Premiums and other considerations	$10,037	$9,123	$17,034	$16,454
Annuity product charges	32,409	29,247	61,091	54,519
Net investment income	418,176	370,882	817,845	740,887
Change in fair value of derivatives	(23,024)	270,883	(54,124)	319,376
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	4,324	(2,230)	9,203	(2,944)
OTTI losses on investments:
Total OTTI losses	—	—	(132)	—
Portion of OTTI losses recognized from other comprehensive income	(828)	(594)	(828)	(1,499)
Net OTTI losses recognized in operations	(828)	(594)	(960)	(1,499)
Loss on extinguishment of debt	—	(6,574)	—	(10,551)
Total revenues	441,094	670,737	850,089	1,116,242

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	12,450	10,987	21,670	21,082
Interest sensitive and index product benefits	306,141	367,774	588,966	684,966
Amortization of deferred sales inducements	75,518	55,349	86,471	56,015
Change in fair value of embedded derivatives	(219,601)	80,935	(168,388)	173,554
Interest expense on notes payable	7,354	9,121	14,693	19,385
Interest expense on subordinated debentures	3,047	3,024	6,063	6,032
Amortization of deferred policy acquisition costs	104,700	67,084	118,986	74,278
Other operating costs and expenses	24,868	20,887	45,990	39,972
Total benefits and expenses	314,477	615,161	714,451	1,075,284
Income before income taxes	126,617	55,576	135,638	40,958
Income tax expense	43,772	18,832	46,890	13,967
Net income	$82,845	$36,744	$88,748	$26,991

Earnings per common share	$1.07	$0.49	$1.15	$0.37
Earnings per common share - assuming dilution	$1.05	$0.46	$1.12	$0.34
Weighted average common shares outstanding (in thousands):
Earnings per common share	77,237	74,461	77,140	73,495
Earnings per common share - assuming dilution	79,227	79,518	79,173	79,583
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$82,845	$36,744	$88,748	$26,991
Other comprehensive income (loss):
Change in net unrealized investment gains/losses (1)	(778,097)	343,316	(513,984)	784,004
Noncredit component of OTTI losses (1)	413	286	413	694
Reclassification of unrealized investment gains/losses to net income (1)	825	454	1,844	(276)
Other comprehensive income (loss) before income tax	(776,859)	344,056	(511,727)	784,422
Income tax effect related to other comprehensive income (loss)	271,900	(120,420)	179,105	(274,547)
Other comprehensive income (loss)	(504,959)	223,636	(332,622)	509,875
Comprehensive income (loss)	$(422,114)	$260,380	$(243,874)	$536,866

(1)	Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2014	$76,062	$513,218	$—	$721,401	$829,195	$2,139,876
Net income for period	—	—	—	—	88,748	88,748
Other comprehensive loss	—	—	—	(332,622)	—	(332,622)
Share-based compensation, including excess income tax benefits	—	6,361	—	—	—	6,361
Issuance of 731,170 shares of common stock under compensation plans, including excess income tax benefits	732	4,667	—	—	—	5,399
Balance at June 30, 2015	$76,794	$524,246	$—	$388,779	$917,943	$1,907,762

Balance at December 31, 2013	$70,535	$550,400	$(631)	$46,196	$718,187	$1,384,687
Net income for period	—	—	—	—	26,991	26,991
Other comprehensive income	—	—	—	509,875	—	509,875
Allocation of 58,618 shares of common stock by ESOP, including excess income tax benefits	—	721	631	—	—	1,352
Share-based compensation, including excess income tax benefits	—	3,607	—	—	—	3,607
Issuance of 1,109,882 shares of common stock under compensation plans, including excess income tax benefits	1,110	7,720	—	—	—	8,830
Extinguishment of convertible senior notes, net of tax, including 2,443,457 shares of common stock issued upon conversion	2,444	6,479	—	—	—	8,923
Warrants reclassified to embedded derivative liability to be settled in cash	—	(30,455)	—	—	—	(30,455)
Balance at June 30, 2014	$74,089	$538,472	$—	$556,071	$745,178	$1,913,810
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income	$88,748	$26,991
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	588,966	684,966
Amortization of deferred sales inducements	86,471	56,015
Annuity product charges	(61,091)	(54,519)
Change in fair value of embedded derivatives	(168,388)	173,554
Decrease in traditional life and accident and health insurance reserves	1,699	1,323
Policy acquisition costs deferred	(292,140)	(199,978)
Amortization of deferred policy acquisition costs	118,986	74,278
Provision for depreciation and other amortization	2,518	5,398
Amortization of discounts and premiums on investments	(6,528)	(2,424)
Realized gains/losses on investments and net OTTI losses recognized in operations	(8,243)	4,443
Change in fair value of derivatives	53,191	(319,853)
Deferred income taxes	3,096	(42,918)
Loss on extinguishment of debt	—	10,551
Share-based compensation	3,347	620
Change in accrued investment income	(16,613)	(2,400)
Change in income taxes recoverable/payable	(12,636)	(37,087)
Change in other assets	178	(80)
Change in other policy funds and contract claims	(27,115)	(30,857)
Change in collateral held for derivatives	(97,273)	81,341
Change in other liabilities	13,141	(32,286)
Other	(4,817)	(1,697)
Net cash provided by operating activities	265,497	395,381

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	886,573	939,430
Mortgage loans on real estate	229,179	217,785
Derivative instruments	452,212	532,867
Other investments	10,930	13,245
Acquisition of investments:
Fixed maturity securities - available for sale	(3,312,404)	(1,993,092)
Mortgage loans on real estate	(239,408)	(193,731)
Derivative instruments	(275,523)	(227,024)
Other investments	(4,901)	(5,598)
Purchases of property, furniture and equipment	(592)	(622)
Net cash used in investing activities	(2,253,934)	(716,740)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$3,095,837	$1,950,707
Coinsurance deposits	(16,800)	14,113
Return of annuity policyholder account balances	(1,022,667)	(944,679)
Financing fees incurred and deferred	—	(100)
Repayment of notes payable	—	(119,677)
Net proceeds from settlement of notes hedges and warrants	—	10,401
Excess tax benefits realized from share-based compensation plans	3,014	3,776
Proceeds from issuance of common stock	5,399	8,041
Change in checks in excess of cash balance	(44,046)	(34,219)
Net cash provided by financing activities	2,020,737	888,363
Increase in cash and cash equivalents	32,300	567,004
Cash and cash equivalents at beginning of period	701,514	897,529
Cash and cash equivalents at end of period	$733,814	$1,464,533

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$19,526	$22,097
Income taxes	53,401	68,423
Non-cash operating activity:
Deferral of sales inducements	219,191	155,957
Non-cash investing activity:
Real estate acquired in satisfaction of mortgage loans	—	10,007
Non-cash financing activities:
Common stock issued in extinguishment of debt	—	56,292
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company (“we”, “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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

2. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$33,905,869	$33,905,869	$32,445,202	$32,445,202
Held for investment	76,526	65,705	76,432	75,838
Equity securities, available for sale	7,861	7,861	7,805	7,805
Mortgage loans on real estate	2,450,676	2,494,270	2,434,580	2,493,901
Derivative instruments	503,953	503,953	731,113	731,113
Other investments	272,785	279,575	266,488	273,004
Cash and cash equivalents	733,814	733,814	701,514	701,514
Coinsurance deposits	3,101,189	2,767,173	3,044,342	2,698,552
Interest rate caps	2,324	2,324	2,778	2,778
2015 notes hedges	26,916	26,916	30,291	30,291
Counterparty collateral	112,449	112,449	206,096	206,096

Liabilities
Policy benefit reserves	42,153,741	35,569,121	39,463,987	33,078,978
Single premium immediate annuity (SPIA) benefit reserves	342,621	354,769	365,440	377,654
Notes payable	422,163	446,345	421,679	503,349
Subordinated debentures	246,345	217,653	246,243	244,437
2015 notes embedded conversion derivative	26,916	26,916	30,291	30,291
Interest rate swap	2,644	2,644	2,644	2,644
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

Our assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2015
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$37,269	$3,776	$33,493	$—
United States Government sponsored agencies	1,346,299	—	1,346,299	—
United States municipalities, states and territories	3,683,015	—	3,683,015	—
Foreign government obligations	220,439	—	220,439	—
Corporate securities	22,399,342	12	22,399,330	—
Residential mortgage backed securities	1,619,463	—	1,619,437	26
Commercial mortgage backed securities	3,558,419	—	3,558,419	—
Other asset backed securities	1,041,623	365	1,041,258	—
Equity securities, available for sale: finance, insurance and real estate	7,861	—	7,861	—
Derivative instruments	503,953	—	503,953	—
Cash and cash equivalents	733,814	733,814	—	—
Interest rate caps	2,324	—	2,324	—
2015 notes hedges	26,916	—	26,916	—
Counterparty collateral	112,449	—	112,449	—
	$35,293,186	$737,967	$34,555,193	$26
Liabilities
2015 notes embedded conversion derivative	$26,916	$—	$26,916	$—
Interest rate swap	2,644	—	2,644	—
Fixed index annuities - embedded derivatives	5,984,007	—	—	5,984,007
	$6,013,567	$—	$29,560	$5,984,007

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of June 30, 2015 and December 31, 2014.
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
Counterparty collateral
Amounts reported in other assets on the consolidated balance sheets for these instruments are reported at their historical cost which approximates fair value due to the nature of the assets assigned to this category.
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

The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Available for sale securities
Beginning balance	$342	$1,080	$375	$1,376
Principal returned	(9)	(114)	(21)	(192)
Amortization of premium/accretion of discount	(409)	(138)	(466)	(165)
Total gains (losses) (realized/unrealized):
Included in other comprehensive income (loss)	240	45	276	(146)
Included in operations	(138)	(205)	(138)	(205)
Ending balance	$26	$668	$26	$668
The Level 3 assets included in the table above are not material to our financial position, results of operations or cash flows, and it is management's opinion that the sensitivity of the inputs used in determining the fair value of these assets is not material as well.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$5,865,171	$4,755,913	$5,574,653	$4,406,163
Premiums less benefits	453,317	425,776	813,712	797,729
Change in fair value, net	(334,481)	(61,866)	(404,358)	(84,069)
Ending balance	$5,984,007	$5,119,823	$5,984,007	$5,119,823
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at June 30, 2015, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $399.3 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $238.6 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $444.8 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $254.4 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

3. Investments
At June 30, 2015 and December 31, 2014, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2015
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$36,574	$789	$(94)	$37,269
United States Government sponsored agencies	1,345,273	22,461	(21,435)	1,346,299
United States municipalities, states and territories	3,384,101	314,439	(15,525)	3,683,015
Foreign government obligations	210,930	14,110	(4,601)	220,439
Corporate securities	21,682,728	1,038,079	(321,465)	22,399,342
Residential mortgage backed securities	1,498,441	126,122	(5,100)	1,619,463
Commercial mortgage backed securities	3,528,243	62,158	(31,982)	3,558,419
Other asset backed securities	1,006,412	46,800	(11,589)	1,041,623
	$32,692,702	$1,624,958	$(411,791)	$33,905,869
Held for investment:
Corporate security	$76,526	$—	$(10,821)	$65,705

Equity securities, available for sale:
Finance, insurance, and real estate	$7,512	$349	$—	$7,861

December 31, 2014
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$137,710	$765	$(15)	$138,460
United States Government sponsored agencies	1,364,424	43,399	(13,933)	1,393,890
United States municipalities, states and territories	3,293,551	430,469	(711)	3,723,309
Foreign government obligations	181,128	16,628	(3,953)	193,803
Corporate securities	19,984,747	1,628,941	(123,396)	21,490,292
Residential mortgage backed securities	1,616,846	136,704	(2,205)	1,751,345
Commercial mortgage backed securities	2,720,294	90,649	(3,323)	2,807,620
Other asset backed securities	906,346	48,022	(7,885)	946,483
	$30,205,046	$2,395,577	$(155,421)	$32,445,202
Held for investment:
Corporate security	$76,432	$—	$(594)	$75,838

Equity securities, available for sale:
Finance, insurance, and real estate	$7,509	$296	$—	$7,805
At June 30, 2015, 33% of our fixed income securities have call features, of which 1.0% ($0.4 billion) were subject to call redemption and another 2% ($0.6 billion) will become subject to call redemption during the next twelve months. Approximately 63% of our fixed income securities that have call features are not callable until within six months of their stated maturities.

The amortized cost and fair value of fixed maturity securities at June 30, 2015, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$115,065	$119,061	$—	$—
Due after one year through five years	1,568,460	1,718,885	—	—
Due after five years through ten years	9,583,053	9,673,185	—	—
Due after ten years through twenty years	7,890,764	8,338,748	—	—
Due after twenty years	7,502,264	7,836,485	76,526	65,705
	26,659,606	27,686,364	76,526	65,705
Residential mortgage backed securities	1,498,441	1,619,463	—	—
Commercial mortgage backed securities	3,528,243	3,558,419	—	—
Other asset backed securities	1,006,412	1,041,623	—	—
	$32,692,702	$33,905,869	$76,526	$65,705
Net unrealized gains on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities and equity securities	$1,213,516	$2,240,452
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(650,062)	(1,165,271)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense	(197,209)	(376,314)
Net unrealized gains reported as accumulated other comprehensive income	$388,779	$721,401
The National Association of Insurance Commissioners (“NAIC”) assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations (“NRSRO’s”). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered “investment grade” while NAIC Class 3 through 6 designations are considered “non-investment grade.” Based on the NAIC designations, we had 98% of our fixed maturity portfolio rated investment grade at both June 30, 2015 and December 31, 2014.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	June 30, 2015		December 31, 2014
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$20,987,149	$21,984,922	$19,223,151	$20,941,634
2	11,066,108	11,324,503	10,432,593	10,981,618
3	678,879	642,995	602,191	583,313
4	24,032	13,774	22,888	14,089
5	—	—	—	—
6	13,060	5,380	655	386
	$32,769,228	$33,971,574	$30,281,478	$32,521,040

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 926 and 402 securities, respectively) have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2015
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$7,614	$(94)	$—	$—	$7,614	$(94)
United States Government sponsored agencies	789,276	(21,435)	—	—	789,276	(21,435)
United States municipalities, states and territories	384,668	(15,340)	2,815	(185)	387,483	(15,525)
Foreign government obligations	43,757	(1,279)	11,088	(3,322)	54,845	(4,601)
Corporate securities:
Finance, insurance and real estate	1,677,103	(45,815)	77,533	(12,230)	1,754,636	(58,045)
Manufacturing, construction and mining	3,137,250	(113,863)	235,631	(33,320)	3,372,881	(147,183)
Utilities and related sectors	1,669,968	(65,725)	65,412	(5,704)	1,735,380	(71,429)
Wholesale/retail trade	387,401	(14,280)	23,173	(2,312)	410,574	(16,592)
Services, media and other	875,606	(25,991)	33,938	(2,225)	909,544	(28,216)
Residential mortgage backed securities	226,168	(4,380)	9,214	(720)	235,382	(5,100)
Commercial mortgage backed securities	1,516,961	(31,982)	—	—	1,516,961	(31,982)
Other asset backed securities	147,816	(1,213)	51,077	(10,376)	198,893	(11,589)
	$10,863,588	$(341,397)	$509,881	$(70,394)	$11,373,469	$(411,791)
Held for investment:
Corporate security:
Insurance	$65,705	$(10,821)	$—	$—	$65,705	$(10,821)

December 31, 2014
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$—	$—	$498	$(15)	$498	$(15)
United States Government sponsored agencies	—	—	610,339	(13,933)	610,339	(13,933)
United States municipalities, states and territories	—	—	27,947	(711)	27,947	(711)
Foreign government obligations	14,194	(1,068)	11,542	(2,885)	25,736	(3,953)
Corporate securities:
Finance, insurance and real estate	253,439	(2,586)	399,874	(16,277)	653,313	(18,863)
Manufacturing, construction and mining	1,078,089	(35,151)	694,088	(35,926)	1,772,177	(71,077)
Utilities and related sectors	373,952	(8,185)	344,313	(10,153)	718,265	(18,338)
Wholesale/retail trade	88,766	(2,290)	99,427	(3,122)	188,193	(5,412)
Services, media and other	131,940	(1,567)	277,296	(8,139)	409,236	(9,706)
Residential mortgage backed securities	22,115	(1,219)	20,427	(986)	42,542	(2,205)
Commercial mortgage backed securities	241,637	(1,344)	187,241	(1,979)	428,878	(3,323)
Other asset backed securities	142,094	(3,519)	58,958	(4,366)	201,052	(7,885)
	$2,346,226	$(56,929)	$2,731,950	$(98,492)	$5,078,176	$(155,421)
Held for investment:
Corporate security:
Insurance	$—	$—	$75,838	$(594)	$75,838	$(594)
Based on the results of our process for evaluating available for sale securities in unrealized loss positions for other-than-temporary-impairments, which is discussed in detail later in this footnote, we have determined that the unrealized losses on the securities in the preceding table are temporary. The unrealized losses at June 30, 2015 are principally related to timing of the purchases of these securities, which carry less yield than those available at June 30, 2015. In addition, a number of securities have seen their credit spreads remain wide due to issuer or industry specific news while some financial and industrial sector credit spreads remain wide due to continued economic uncertainty and concerns of prolonged economic weakness.

At June 30, 2015, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 34 securities with a total amortized cost basis of $226.2 million and a fair value of $253.5 million.
Approximately 86% and 78% of the unrealized losses on fixed maturity securities shown in the above table for June 30, 2015 and December 31, 2014, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the fixed maturity securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains on investments for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$(17,326)	$1,607	$(10,227)	$5,644
Investments carried at fair value:
Fixed maturity securities, available for sale	$(1,547,155)	$716,779	$(1,026,989)	$1,693,910
Equity securities, available for sale	11	(6)	53	(19)
	(1,547,144)	716,773	(1,026,936)	1,693,891
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	770,285	(372,717)	515,209	(909,469)
Deferred income tax asset/liability	271,900	(120,420)	179,105	(274,547)
	1,042,185	(493,137)	694,314	(1,184,016)
Change in net unrealized gains on investments carried at fair value	$(504,959)	$223,636	$(332,622)	$509,875
Proceeds from sales of available for sale securities for the six months ended June 30, 2015 and 2014 were $242.8 million and $130.4 million, respectively. Scheduled principal repayments, calls and tenders for available for sale securities for the six months ended June 30, 2015 and 2014 were $643.8 million and $809.0 million, respectively.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains (losses) on investments, excluding net OTTI losses for the three and six months ended June 30, 2015 and 2014, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$2,212	$1,173	$4,500	$1,357
Gross realized losses	(511)	(71)	(800)	(762)
	1,701	1,102	3,700	595
Other investments:
Gain on sale of real estate	195	282	1,033	1,038
Loss on sale of real estate	(193)	(231)	(575)	(231)
Impairment losses on real estate	—	—	(629)	(799)
	2	51	(171)	8
Mortgage loans on real estate:
Decrease (increase) in allowance for credit losses	(499)	(3,383)	1,299	(3,547)
Recovery of specific allowance	3,120	—	4,375	—
	2,621	(3,383)	5,674	(3,547)
	$4,324	$(2,230)	$9,203	$(2,944)
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

The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the six months ended June 30, 2015 and 2014, which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Six months ended June 30, 2015
Prime	2006	6.5%	6.5%	14%	14%	40%	40%
	2007	6.4%	7.0%	15%	19%	55%	55%
Alt-A	2005	5.6%	5.6%	99%	99%	2%	2%

Six months ended June 30, 2014
Prime	2005	7.5%	7.5%	15%	15%	50%	50%
	2006	6.5%	7.4%	11%	12%	50%	50%
Alt-A	2005	5.6%	6.4%	87%	87%	2%	2%
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
In addition, for debt securities which we do not intend to sell and it is not more likely than not we will be required to sell, but our intent changes due to changes or events that could not have been reasonably anticipated, an other than temporary impairment charge is recognized in net income and amortized cost is written down to fair value. Once an impairment charge has been recorded, we then continue to review the other than temporarily impaired securities for appropriate valuation on an ongoing basis. Unrealized losses may be recognized in future periods through a charge to earnings, should we later conclude that the decline in fair value below amortized cost is other than temporary pursuant to our accounting policy described above. The use of different methodologies and assumptions to determine the fair value of investments and the timing and amount of impairments may have a material effect on the amounts presented in our consolidated financial statements.
The following table summarizes other than temporary impairments for the three and six months ended June 30, 2015 and 2014, by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized from Other Comprehensive Income	Net OTTI Losses Recognized in Operations
		(Dollars in thousands)
Three months ended June 30, 2015
Fixed maturity securities, available for sale:
Residential mortgage backed securities	3	$—	$(828)	$(828)

Three months ended June 30, 2014
Fixed maturity securities, available for sale:
Residential mortgage backed securities	3	$—	$(594)	$(594)

Six months ended June 30, 2015
Fixed maturity securities, available for sale:
Residential mortgage backed securities	4	$(132)	$(828)	$(960)

Six months ended June 30, 2014
Fixed maturity securities, available for sale:
Residential mortgage backed securities	5	$—	$(1,499)	$(1,499)

The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(127,182)	$(126,865)	$(127,050)	$(125,960)
Credit losses on securities for which OTTI has not previously been recognized	—	—	(132)	—
Additional credit losses on securities for which OTTI has previously been recognized	(828)	(594)	(828)	(1,499)
Cumulative credit loss at end of period	$(128,010)	$(127,459)	$(128,010)	$(127,459)
The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income (loss), by major type of security, for securities that are part of our investment portfolio at June 30, 2015 and December 31, 2014:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
June 30, 2015
Fixed maturity securities, available for sale:
Corporate securities	$—	$—	$12	$12
Residential mortgage backed securities	524,449	(172,666)	213,900	565,683
	$524,449	$(172,666)	$213,912	$565,695
December 31, 2014
Fixed maturity securities, available for sale:
Corporate securities	$—	$—	$11	$11
Residential mortgage backed securities	569,508	(173,494)	215,625	611,639
	$569,508	$(173,494)	$215,636	$611,650
4. Mortgage Loans on Real Estate
Our mortgage loan portfolio, summarized in the following table, totaled $2.5 billion at June 30, 2015 and $2.4 billion December 31, 2014, respectively, with commitments outstanding of $109.6 million at June 30, 2015.

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Principal outstanding	$2,467,950	$2,457,721
Loan loss allowance	(16,816)	(22,633)
Deferred prepayment fees	(458)	(508)
Carrying value	$2,450,676	$2,434,580

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

	June 30, 2015		December 31, 2014
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$722,023	29.3%	$701,638	28.5%
Middle Atlantic	166,314	6.7%	166,249	6.8%
Mountain	274,743	11.1%	279,075	11.4%
New England	9,464	0.4%	12,280	0.5%
Pacific	329,543	13.4%	302,307	12.3%
South Atlantic	450,083	18.2%	471,849	19.2%
West North Central	326,333	13.2%	349,028	14.2%
West South Central	189,447	7.7%	175,295	7.1%
	$2,467,950	100.0%	$2,457,721	100.0%
Property type distribution
Office	$451,847	18.3%	$484,585	19.7%
Medical Office	83,393	3.4%	88,275	3.6%
Retail	714,174	28.9%	711,775	29.0%
Industrial/Warehouse	664,066	26.9%	649,425	26.4%
Hotel	18,411	0.8%	30,640	1.3%
Apartment	373,550	15.1%	335,087	13.6%
Mixed use/other	162,509	6.6%	157,934	6.4%
	$2,467,950	100.0%	$2,457,721	100.0%
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

The following table presents a rollforward of our specific and general valuation allowances for mortgage loans on real estate:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(12,452)	$(7,000)	$(16,462)	$(8,800)
Charge-offs	15	—	1,808	—
Recoveries	3,120	—	255	—
Change in provision for credit losses	1	(500)	(2,883)	(500)
Ending allowance balance	$(9,316)	$(7,500)	$(17,282)	$(9,300)

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(12,333)	$(10,300)	$(16,847)	$(9,200)
Charge-offs	143	—	2,757	—
Recoveries	4,375	—	255	—
Change in provision for credit losses	(1,501)	2,800	(3,447)	(100)
Ending allowance balance	$(9,316)	$(7,500)	$(17,282)	$(9,300)
The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is for the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Individually evaluated for impairment	$24,725	$29,116
Collectively evaluated for impairment	2,443,225	2,428,605
Total loans evaluated for impairment	$2,467,950	$2,457,721
Charge-offs include allowances that have been established on loans that were satisfied by taking ownership of the collateral. When ownership of the property is taken it is recorded at the lower of the mortgage loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of other investments and the mortgage loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. Recoveries are situations where we have received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance).
During the three and six months ended June 30, 2015, no mortgage loans were satisfied by taking ownership of any real estate serving as collateral compared to four and five mortgage loans for the same periods in 2014. The following table summarizes the activity in the real estate owned, included in Other investments, which was obtained in satisfaction of mortgage loans on real estate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Real estate owned at beginning of period	$14,611	$20,592	$20,238	$22,844
Real estate acquired in satisfaction of mortgage loans	—	8,294	—	10,007
Sales	(1,581)	(4,118)	(6,480)	(7,148)
Impairments	—	—	(629)	(799)
Depreciation	(72)	(162)	(171)	(298)
Real estate owned at end of period	$12,958	$24,606	$12,958	$24,606

We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Credit Exposure--By Payment Activity
Performing	$2,445,361	$2,451,760
In workout	11,897	—
Delinquent	6,844	—
Collateral dependent	3,848	5,961
	$2,467,950	$2,457,721
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
Mortgage loans are considered delinquent when they become 60 days or more past due. In general, when loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. Outstanding principal of loans in a non-accrual status at June 30, 2015 and December 31, 2014 totaled $3.8 million and $6.0 million, respectively.
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
Aging of financing receivables is summarized in the following table, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
June 30, 2015	$—	$—	$6,844	$6,844	$2,457,258	$3,848	$2,467,950
December 31, 2014	$—	$—	$—	$—	$2,451,760	$5,961	$2,457,721

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
June 30, 2015
Mortgage loans with an allowance	$15,409	$24,725	$(9,316)
Mortgage loans with no related allowance	11,844	11,844	—
	$27,253	$36,569	$(9,316)
December 31, 2014
Mortgage loans with an allowance	$16,783	$29,116	$(12,333)
Mortgage loans with no related allowance	2,656	2,656	—
	$19,439	$31,772	$(12,333)

	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Three months ended June 30, 2015
Mortgage loans with an allowance	$15,518	$394
Mortgage loans with no related allowance	11,856	180
	$27,374	$574
Three months ended June 30, 2014
Mortgage loans with an allowance	$27,054	$600
Mortgage loans with no related allowance	2,656	13
	$29,710	$613
Six months ended June 30, 2015
Mortgage loans with an allowance	$15,893	$738
Mortgage loans with no related allowance	11,873	372
	$27,766	$1,110
Six months ended June 30, 2014
Mortgage loans with an allowance	$27,236	$1,235
Mortgage loans with no related allowance	2,656	—
	$29,892	$1,235
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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. A summary of mortgage loans on commercial real estate with outstanding principal at June 30, 2015 and December 31, 2014 that we determined to be TDRs are as follows:

Geographic Region	Number of TDRs	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount
		(Dollars in thousands)
June 30, 2015
South Atlantic	6	$10,878	$(2,992)	$7,886
East North Central	2	3,345	(467)	2,878
West North Central	2	7,790	(1,046)	6,744
	10	$22,013	$(4,505)	$17,508
December 31, 2014
South Atlantic	7	14,475	(4,244)	10,231
East North Central	1	2,177	(467)	1,710
West North Central	1	1,881	(1,047)	834
	9	$18,533	$(5,758)	$12,775
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

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$503,953	$731,113
Other assets
2015 notes hedges	26,916	30,291
Interest rate caps	2,324	2,778
	$533,193	$764,182
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$5,984,007	$5,574,653
Other liabilities
2015 notes embedded conversion derivative	26,916	30,291
Interest rate swap	2,644	2,644
	$6,013,567	$5,607,588

The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$(20,141)	$273,769	$(49,361)	$345,242
2015 notes hedges	(3,942)	100	(3,375)	(20,301)
Interest rate swap	827	(1,848)	(934)	(3,250)
Interest rate caps	232	(1,138)	(454)	(2,315)
	$(23,024)	$270,883	$(54,124)	$319,376
Change in fair value of embedded derivatives:
Fixed index annuities—embedded derivatives	$(215,659)	$85,067	$(165,013)	$198,087
2015 notes embedded conversion derivative	$(3,942)	$(4,132)	(3,375)	(24,533)
	$(219,601)	$80,935	$(168,388)	$173,554
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
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			June 30, 2015		December 31, 2014
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A	A1	$4,579,352	$85,902	$2,114,812	$62,932
Barclays	A-	A2	3,147,493	75,319	4,083,259	135,609
BNP Paribas	A+	A1	1,511,811	29,220	1,321,136	42,644
Citibank, N.A.	A	A1	3,029,615	40,285	3,190,204	96,759
Credit Suisse	A	A1	1,856,096	32,128	2,354,811	75,381
Deutsche Bank	BBB+	A3	2,498,954	35,450	2,682,960	64,028
HSBC	AA-	Aa3	—	—	38,599	1,767
J.P. Morgan	A+	Aa3	602,951	6,190	401,804	13,488
Morgan Stanley	A-	A3	2,914,931	52,982	2,605,687	77,106
Royal Bank of Canada	AA-	Aa3	1,911,994	42,735	1,364,362	41,717
SunTrust	A-	Baa1	836,304	15,392	248,622	5,405
Wells Fargo	AA-	Aa2	3,839,915	88,350	3,550,188	114,277
			$26,729,416	$503,953	$23,956,444	$731,113

As of June 30, 2015 and December 31, 2014, we held $552.1 million and $743.0 million, respectively, of cash and cash equivalents and other securities from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $23.3 million and $47.4 million at June 30, 2015 and December 31, 2014, respectively.
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
Details regarding the interest rate swap are as follows:

	Notional		Pay		June 30, 2015	December 31, 2014
Maturity Date	Amount	Receive Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	LIBOR	2.415%	SunTrust	$(2,644)	$(2,644)
Details regarding the interest rate caps are as follows:

	Notional		Cap		June 30, 2015	December 31, 2014
Maturity Date	Amount	Floating Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	LIBOR	2.50%	SunTrust	$1,168	$1,398
July 8, 2021	12,000	LIBOR	2.50%	SunTrust	350	420
July 29, 2021	27,000	LIBOR	2.50%	SunTrust	806	960
	$79,000				$2,324	$2,778
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
At June 30, 2015 and December 31, 2014, as a result of partial unwind transactions executed in 2013 and 2014 and cash dividend adjustments, we had 2015 notes hedges and 2015 warrants outstanding on 1.8 million shares of our common stock at strike prices of $12.25 and $15.68 per share, respectively.
At June 30, 2015 and 2014, the remaining 2015 warrants were dilutive as the average price of our common stock exceeded the strike price of the 2015 warrants and the effect has been included in diluted earnings per share for the three and six months ended June 30, 2015 and 2014.

6. Notes Payable
The carrying amount of the 2015 notes and the amount by which the if-converted value exceeds the outstanding principal for the 2015 notes is as follows:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Principal amount of liability component	$22,377	$22,377
Unamortized discount	(214)	(698)
Net carrying amount of liability component	$22,163	$21,679

Amount by which the if-converted value exceeds principal	$26,494	$30,497
The discount is being amortized over the expected life of the 2015 notes, which is the maturity date of September 15, 2015. The effective interest rate for the 2015 notes is 8.9%. The interest cost recognized in operations for the convertible notes, inclusive of the coupon and amortization of the discount and debt issue costs, was $0.5 million and $1.0 million for the three and six months ended June 30, 2015, compared to $2.3 million and $5.7 million for the same periods in 2014. The 2015 notes are excluded from the dilutive effect in our diluted earnings per share calculation as they are intended to be settled only in cash.
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
We have a $140 million unsecured revolving line of credit agreement with five banks that terminates on November 22, 2017. The interest rate is floating at a rate based on our election that will be equal to the alternate base rate (as defined in the credit agreement) plus the applicable margin or the adjusted LIBOR rate (as defined in the credit agreement) plus the applicable margin. We also pay a commitment fee based on the available unused portion of the credit facility. The applicable margin and commitment fee rate are based on our credit rating and can change throughout the period of the credit facility. Based upon our current credit rating, the applicable margin is 1.00% for alternate base rate borrowings and 2.00% for adjusted LIBOR rate borrowings, and the commitment fee is 0.35%. Under this agreement, we are required to maintain a minimum risk-based capital ratio at our subsidiary, American Equity Investment Life Insurance Company ("American Equity Life"), of 275%, a maximum ratio of adjusted debt to total adjusted capital of 0.35, and a minimum level of statutory surplus at American Equity Life equal to the sum of 1) 80% of statutory surplus at September 30, 2013, 2) 50% of the statutory net income for each fiscal quarter ending after September 30, 2013, and 3) 50% of all capital contributed to American Equity Life after September 30, 2013. The agreement contains an accordion feature that allows us, on up to three occasions and subject to credit availability, to increase the credit facility by an additional $50 million in the aggregate. We also have the ability to extend the maturity date by an additional one year past the initial maturity date of November 22, 2017 with the consent of the extending banks. There are currently no guarantors of the credit facility, but certain of our subsidiaries must guarantee our obligations under the credit agreement if such subsidiaries guarantee other material amounts of our debt. No amounts were outstanding at June 30, 2015 and December 31, 2014. As of June 30, 2015, $511.9 million is unrestricted and could be distributed to shareholders and still be in compliance with all covenants under this credit agreement.
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). The maximum amount borrowed was $40.6 million and $138.7 million during the six months ended June 30, 2015 and 2014, respectively. When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $0.9 million for the six months ended June 30, 2015 compared to $13.7 million for the six months ended June 30, 2014. We had no borrowings under repurchase agreements during the three months ended June 30, 2015 and 2014, respectively. The weighted average interest rate on amounts due under repurchase agreements was 0.39% for the six months ended June 30, 2015 compared to 0.15% for the six months ended June 30, 2014.
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
We recorded an estimated litigation liability of $17.5 million during the third quarter of 2012 related to the Los Angeles Case. We increased our estimated litigation liability for this matter to $21.2 million during the fourth quarter of 2013 following the passage of the deadline for submission of claims by class members in the lawsuit and based upon information available at that time. However, we decreased the liability by $2.3 million in the first quarter of 2014 as additional information became available concerning the nature and magnitude of the claims received. In addition, during the first quarter of 2014, we paid $7.8 million in legal fees to the plaintiffs' counsel. The estimated litigation liability at June 30, 2015 is $11.1 million. While review of the claim forms has been stayed due to the appeal and it is difficult to predict the amount of the liabilities that will ultimately result from the completion of the claims process, the $11.1 million litigation liability represents our best estimate of probable loss with respect to this litigation. In light of the inherent uncertainties involved in the matter described above, there can be no assurance that such litigation, or any other pending or future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.
In addition to our commitments to fund mortgage loans, we have unfunded commitments at June 30, 2015 to limited partnerships of $28.7 million and to secured bank loans of $19.2 million.
8. Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Numerator:
Net income - numerator for earnings per common share	$82,845	$36,744	$88,748	$26,991

Denominator:
Weighted average common shares outstanding (1)	77,237,200	74,461,264	77,139,992	73,495,286
Effect of dilutive securities:
Convertible senior notes	—	2,259,425	—	2,843,987
2015 warrants	779,926	1,595,519	793,132	1,981,815
Stock options and deferred compensation agreements	1,087,893	1,154,726	1,123,614	1,220,996
Restricted stock and restricted stock units	122,298	46,870	116,405	40,679
Denominator for earnings per common share - assuming dilution	79,227,317	79,517,804	79,173,143	79,582,763

Earnings per common share	$1.07	$0.49	$1.15	$0.37
Earnings per common share - assuming dilution	$1.05	$0.46	$1.12	$0.34

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.

Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
		Minimum	Maximum
Three months ended June 30, 2015	—	$—	$—
Three months ended June 30, 2014	1,277,650	$24.79	$24.79
Six months ended June 30, 2015	—	$—	$—
Six months ended June 30, 2014	1,277,650	$24.79	$24.79
9. Subsequent Event
In August 2015, we commenced and priced an underwritten public offering of 8,600,000 shares of our common stock at a public offering price of $25.25 per share, of which 4,300,000 shares are subject to a forward sale agreement described below. The offering of 4,300,000 shares of our common stock (shares not subject to the forward sale agreement) will result in initial net proceeds of approximately $104.2 million (after deducting fees and estimated expenses related to the offering). The underwriters have exercised in full their option to purchase 1,290,000 additional shares of common stock, which will be subject to a separate forward sale agreement. The closing of the offering, together with the closing of the sale of shares to the underwriters pursuant to their option to purchase additional shares, is expected to occur on or about August 12, 2015 subject to customary closing conditions. In connection with this offering, we entered into a forward sale agreement and, in connection with the election of the underwriters to purchase additional shares, we will enter into an additional forward sale agreement with the forward counterparty. Settlement of the forward sale agreements will occur on one or more dates occurring no later than 12 months after the closing date of the offering. We intend to use the net proceeds from the offering for general corporate purposes, including contributions to the capital and surplus of our life insurance subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at June 30, 2015, and the unaudited consolidated results of operations for the three and six month periods ended June 30, 2015 and 2014, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2015.
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
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Average yield on invested assets	4.78%	4.83%	4.76%	4.89%
Aggregate cost of money	1.94%	2.13%	1.96%	2.15%
Aggregate investment spread	2.84%	2.70%	2.80%	2.74%

Impact of:
Investment yield - additional prepayment income	0.07%	0.01%	0.04%	0.03%
Cost of money benefit of over hedging	0.07%	0.03%	0.06%	0.01%

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
As reported in previous filings, in response to the persistent low interest rate environment, we have been reducing policyholder crediting rates for new annuities and existing annuities since the fourth quarter of 2011. Spread results for the 2015 and 2014 periods reflect the benefit from these reductions; however, the reductions in cost of money were offset by continued lower yields available on investments. We reduced new money crediting rates in early March of 2015 by approximately 0.20%. In addition, during the first quarter of 2015, we began to initiate additional renewal crediting rate reductions on existing policies. A portion of the 2015 renewal rate reductions occurred in the first and second quarters of 2015 but a majority will occur on policy anniversary dates over the next twelve months. Our active management of renewal crediting rates will continue should the low investment yields currently available to us persist.
The current interest rate environment with low yields for investments with the credit quality we prefer presents a strong headwind to restoring our investment spread to the 3.00% target rate. With our portfolio yield still under pressure from lower rates on benchmark U.S. Treasury securities and narrower credit spreads, further adjustments to new and renewal crediting rates will be considered. We have on average 0.57% of room to reduce rates before we would reach guaranteed rates on the entire June 30, 2015 in force book of business.
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
Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014
Annuity deposits by product type collected during the three and six months ended June 30, 2015 and 2014, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2015	2014	2015	2014
	(Dollars in thousands)
Fixed index annuities	$1,757,193	$995,853	$2,984,433	$1,841,657
Annual reset fixed rate annuities	13,137	17,160	24,187	32,400
Multi-year fixed rate annuities	17,715	22,063	87,217	76,650
Single premium immediate annuities	9,632	7,140	18,164	12,426
Total before coinsurance ceded	1,797,677	1,042,216	3,114,001	1,963,133
Coinsurance ceded	68,952	32,165	173,946	82,391
Net after coinsurance ceded	$1,728,725	$1,010,051	$2,940,055	$1,880,742
Annuity deposits before coinsurance ceded increased 73% during the second quarter of 2015 and 59% during the six months ended June 30, 2015 compared to the same periods in 2014. We attribute these increases in sales to certain key factors including the withdrawal of a competitor's guaranteed income product that had been a source of significant competition, an incentive sales program that ran through May of 2015 that allowed our agents to earn additional compensation by selling our products during the incentive period and our announcement in February of 2015 that we were reducing new money rates effective in early March of 2015 which led to an escalation of new business activity. In addition, several factors have led to the continuing significant sales of our products. These factors include the highly competitive rates on our products, our continued strong relationships with and excellent service provided to our national marketing organizations and independent insurance agents, the increased attractiveness of safe money products in volatile markets, lower interest rates on competing products such as bank certificates of deposit and product enhancements.
In August 2015, we commenced and priced an underwritten public offering of 9,890,000 shares of our common stock at a public offering price of $25.25 per share, of which 5,590,000 shares are subject to forward sale agreements. The forward sale agreements provide us with flexibility in managing our capital based upon sales levels. The net proceeds available to us through physical settlement of the forward sale agreements based on the initial forward sale price would be approximately $135.9 million. See Note 9 to our unaudited consolidated financial statements in this Form 10-Q for more information on this offering. We believe our existing statutory capital and surplus, the statutory surplus we expect to generate internally through statutory earnings and the capital raised through the public offering will be sufficient to support the level of sales growth we are currently experiencing.

Net income, in general, has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 14% to $37.3 billion for the second quarter of 2015 and 13% to $36.6 billion for the six months ended June 30, 2015 compared to $32.8 billion and $32.4 billion for the same periods in 2014. Our investment spread measured in dollars was $231.7 million for the second quarter of 2015 and $449.4 million for the six months ended June 30, 2015 compared to $190.9 million and $381.1 million for the same periods in 2014. As previously mentioned, our investment spread has been negatively impacted by the extended low interest rate environment (see Net investment income).
Net income is also impacted by the change in fair value of derivatives and embedded derivatives which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income for the three and six months ended June 30, 2015 was positively impacted by increases in the discount rates used to estimate the fair value of our embedded derivative liabilities. Net income for the three and six months ended June 30, 2014 was negatively impacted by decreases in the discount rates used to estimate our embedded derivative liabilities. The negative effect on net income for the 2014 periods due to the decrease in discount rates was offset by revisions of assumptions used in determining fixed index annuity embedded derivatives that were made in the second quarter of 2014. These revisions, which consisted of changes in the lapse and expected costs of annual call options assumptions, decreased the change in fair value of embedded derivatives for the three and six months ended June 30, 2014 by $62.6 million, which after related adjustments to deferred sales inducements and deferred policy acquisition costs and income taxes, increased net income for the three and six months ended June 30, 2014 by $14.8 million. See Change in fair value of embedded derivatives.
During the six months ended June 30, 2014, we extinguished $82.7 million principal amount of two issues of convertible notes.The loss on extinguishment of debt recognized was $10.6 million ($7.9 million after income taxes).
Operating income (a non-GAAP financial measure) increased 32% to $50.9 million in the second quarter of 2015 and 31% to $99.8 million for the six months ended June 30, 2015 compared to $38.5 million and $76.0 million for the same periods in 2014.
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
The adjustments made to net income to arrive at operating income for the three and six months ended June 30, 2015 and 2014 are set forth in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Reconciliation of net income to operating income:
Net income	$82,845	$36,744	$88,748	$26,991
Adjustments to arrive at operating income:
Net realized (gains) losses and net OTTI losses on investments, net of offsets	(1,649)	1,361	(3,468)	1,925
Change in fair value of derivatives and embedded derivatives - index annuities, net of offsets	(29,274)	(4,115)	14,383	39,593
Change in fair value of derivatives and embedded derivatives - debt, net of income taxes	(977)	(1,053)	100	456
Extinguishment of debt, net of income taxes	—	5,518	—	7,912
Litigation reserve, net of offsets	—	—	—	(916)
Operating income	$50,945	$38,455	$99,763	$75,961
The amounts disclosed in the reconciliation above are net of income taxes and where applicable, are net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.

Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 11% to $32.4 million in the second quarter of 2015 and 12% to $61.1 million for the six months ended June 30, 2015 compared to $29.2 million and $54.5 million for the same periods in 2014. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Surrender charges	$11,413	$12,942	$22,967	$25,365
Lifetime income benefit riders (LIBR) fees	20,996	16,305	38,124	29,154
	$32,409	$29,247	$61,091	$54,519

Withdrawals from annuity policies subject to surrender charges	$92,509	$104,159	$185,502	$186,517
Average surrender charge collected on withdrawals subject to surrender charges	12.3%	12.4%	12.4%	13.6%

Fund values on policies subject to LIBR fees	$3,594,108	$3,054,530	$6,475,701	$5,428,046
Weighted average per policy LIBR fee	0.58%	0.53%	0.59%	0.54%
The increases in annuity product charges were primarily attributable to increases in fees assessed for lifetime income benefit riders due to a larger volume of business in force subject to the fee. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders.
Net investment income increased 13% to $418.2 million in the second quarter of 2015 and 10% to $817.8 million for the six months ended June 30, 2015 compared to $370.9 million and $740.9 million for the same periods in 2014. These increases were principally attributable to the growth in our annuity business and a corresponding increase in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 14% to $35.0 billion for the second quarter of 2015 and 13% to $34.4 billion for the six months ended June 30, 2015 compared to $30.8 billion and $30.4 billion for the same periods in 2014. The average yield earned on average invested assets was 4.78% for the second quarter of 2015 and 4.76% for the six months ended June 30, 2015 compared to 4.83% and 4.89% for the same periods in 2014.
The decreases in yield earned on average invested assets was attributable to yields on investments purchased in the first six months of 2015 and in 2014 being lower than the overall portfolio yield. Additionally, net investment income and average yield were positively impacted by prepayment and fee income received resulting in additional net investment income of $5.8 million and $6.9 million for the three and six months ended June 30, 2015 and $1.1 million and $5.0 million for the same periods in 2014, respectively.
Change in fair value of derivatives consists of call options purchased to fund annual index credits on fixed index annuities, the 2015 notes hedges related to our 2015 notes and an interest rate swap and interest rate caps that hedge our floating rate subordinated debentures. The components of change in fair value of derivatives are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Call options:
Gain on option expiration	$105,939	$176,184	$211,293	$327,431
Change in unrealized gains/losses	(126,080)	97,585	(260,654)	17,811
2015 notes hedges	(3,942)	100	(3,375)	(20,301)
Interest rate swap	827	(1,848)	(934)	(3,250)
Interest rate caps	232	(1,138)	(454)	(2,315)
	$(23,024)	$270,883	$(54,124)	$319,376

The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
S&P 500 Index
Point-to-point strategy	0.5% - 7.9%	1.0% - 11.5%	0.5% - 8.9%	1.0% - 11.5%
Monthly average strategy	0.4% - 8.0%	0.9% - 10.9%	0.4% - 9.0%	0.9% - 11.1%
Monthly point-to-point strategy	0.0% - 11.4%	0.0% - 16.8%	0.0% - 12.1%	0.0% - 19.9%
Fixed income (bond index) strategies	0.0% - 10.0%	0.0% - 3.7%	0.0% - 10.0%	0.0% - 3.7%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$2,212	$1,173	$4,500	$1,357
Gross realized losses	(511)	(71)	(800)	(762)
	1,701	1,102	3,700	595
Other investments:
Gain on sale of real estate	195	282	1,033	1,038
Loss on sale of real estate	(193)	(231)	(575)	(231)
Impairment losses on real estate	—	—	(629)	(799)
	2	51	(171)	8
Mortgage loans on real estate:
Decrease (increase) in allowance for credit losses	(499)	(3,383)	1,299	(3,547)
Recovery of specific allowance	3,120	—	4,375	—
	2,621	(3,383)	5,674	(3,547)
	$4,324	$(2,230)	$9,203	$(2,944)
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

Net OTTI losses recognized in operations increased to $0.8 million in the second quarter of 2015 and decreased to $1.0 million for the six months ended June 30, 2015 compared to $0.6 million and $1.5 million for the same periods in 2014. See Financial Condition - Investments and Note 3 to our unaudited consolidated financial statements for additional discussion of write downs of securities for other than temporary impairments.
Interest sensitive and index product benefits decreased 17% to $306.1 million in the second quarter of 2015 and 14% to $589.0 million for the six months ended June 30, 2015 compared to $367.8 million and $685.0 million for the same periods in 2014. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Index credits on index policies	$216,902	$277,464	$414,505	$507,842
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	64,602	72,094	129,796	144,100
Lifetime income benefit riders	24,637	18,216	44,665	33,024
	$306,141	$367,774	$588,966	$684,966
The decrease in index credits was attributable to changes in the appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $222.9 million and $425.4 million for the three and six months ended June 30, 2015, compared to $278.8 million and $506.7 million for the same periods in 2014. The decrease in interest credited was primarily due to a decrease in the average rate credited to the annuity liabilities outstanding receiving a fixed rate of interest. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 14% to $37.3 billion during the second quarter of 2015 and 13% to $36.6 billion for the six months ended June 30, 2015 compared $32.8 billion and $32.4 billion for the same periods in 2014. The increase in benefits recognized for living income benefit rider was due to an increase in the number of policies with lifetime income benefit riders and correlates to the increase in fees discussed in Annuity product charges.
Amortization of deferred sales inducements, in general, has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 86% and 88% of our net annuity deposits during the three and six months ended June 30, 2015, respectively, compared to 96% during the same periods in 2014. The increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations and, for the six months ended June 30, 2014, amortization associated with changes in litigation liabilities. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years. Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$52,212	$44,600	$101,851	$88,701
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	22,918	10,995	(16,613)	(32,458)
Net realized gains (losses) on investments, net OTTI losses recognized in operations and changes in litigation liabilities	388	(246)	1,233	(228)
Amortization of deferred sales inducements after gross profit adjustments	$75,518	$55,349	$86,471	$56,015

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)

Fixed index annuities - embedded derivatives	$(215,659)	$85,067	$(165,013)	$198,087
2015 notes embedded conversion derivative	(3,942)	(4,132)	(3,375)	(24,533)
	$(219,601)	$80,935	$(168,388)	$173,554
The change in fair value of the fixed index annuity embedded derivatives resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in Change in fair value of derivatives; (ii) changes in discount rates used in estimating our embedded derivative liabilities; and (iii) the growth in the host component of the policy liability. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2014. The primary reasons for the decreases in the change in fair value of the fixed index annuity embedded derivatives during the three and six months ended June 30, 2015 were an increase in the discount rates used in estimating the fair value of our liability and decreases in the expected index credits on the next policy anniversary dates resulting from decreases in the fair value of the call options acquired to fund these index credits during the first six months of 2015 as compared to the first six months of 2014.
See Note 5 to our unaudited consolidated financial statements in this Form 10-Q, incorporated by reference, and Net income above for discussion of the impact of assumption changes on the fixed index annuity embedded derivatives for the three and six month periods ended June 30, 2014. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2014.
As discussed above under Change in fair value of derivatives, the fair value of the 2015 notes embedded conversion derivative changes based upon the same factors effecting the changes in the 2015 notes hedges. The changes in the fair value of the 2015 notes embedded conversion derivative were offset by a comparable increase or decrease in the change in fair value of the 2015 notes hedges.
Interest expense on notes payable decreased 19% to $7.4 million in the second quarter of 2015 and 24% to $14.7 million for the six months ended June 30, 2015 compared to $9.1 million and $19.4 million for the same periods in 2014. The decreases in interest expense are attributable to the extinguishment of $137.9 million principal amount of our convertible senior notes in 2014.
Amortization of deferred policy acquisition costs, in general, has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations and, for the six months ended June 30, 2014, amortization associated with changes in litigation liabilities. As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. Amortization of deferred policy acquisition costs is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$74,107	$65,842	$144,893	$131,355
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	30,041	1,716	(27,540)	(56,634)
Net realized gains (losses) on investments, net OTTI losses recognized in operations and changes in litigation liabilities	552	(474)	1,633	(443)
Amortization of deferred policy acquisition costs after gross profit adjustments	$104,700	$67,084	$118,986	$74,278

Other operating costs and expenses increased 19% to $24.9 million in the second quarter of 2015 and increased 15% to $46.0 million for the six months ended June 30, 2015 compared to $20.9 million and $40.0 million for the same periods in 2014. The three and six months ended June 30, 2015 reflect increases in salaries and benefits, increased risk charges related to a financing reinsurance agreement and an increase in printing and postage expenses due to the increase in sales as compared to the same periods in 2014. For the six months ended June 30, 2015, these increases were offset by certain non-recurring items related to the recovery of funds from a reinsurer related to a previously paid guaranty fund assessment, the recovery of a state tax refund and the reduction of a liability associated with certain employee benefits which totaled approximately $1.6 million . The six months ended June 30, 2014, reflect a decrease in an estimated litigation liability of $2.3 million (see Note 7 to our unaudited consolidated financial statements).
Income tax expense increased to $43.8 million in the second quarter of 2015 and increased to $46.9 million for the six months ended June 30, 2015 compared to $18.8 million and $14.0 million for the same periods in 2014. The change in income tax expense was primarily due to changes in income before income taxes.
Income tax expense and the resulting effective tax rate are based upon two components of income before income taxes ("pretax income") that are taxed at different tax rates. Life insurance income is generally taxed at an effective rate of approximately 35.5% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income (loss) for the parent company and other non-life insurance subsidiaries is generally taxed at an effective tax rate of 41.5% reflecting the combined federal / state income tax rates. The effective tax rates resulting from the combination of the income tax provisions for the life / non-life sources of income vary from period to period based primarily on the relative size of pretax income from the two sources. The effective tax rate for the three and six months ended June 30, 2015 was 34.6% and 34.6%, respectively, and 33.9% and 34.1% for the same periods in 2014, respectively. The higher effective tax rate for the three and six months ended June 30, 2015, was a result of tax-exempt net investment income as a percentage of net investment income being smaller in the three and six months ended June 30, 2015 compared to the same periods in 2014.

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
The composition of our investment portfolio is summarized as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$37,269	0.1%	$138,460	0.4%
United States Government sponsored agencies	1,346,299	3.6%	1,393,890	3.9%
United States municipalities, states and territories	3,683,015	9.9%	3,723,309	10.4%
Foreign government obligations	220,439	0.6%	193,803	0.5%
Corporate securities	22,475,868	60.4%	21,566,724	59.9%
Residential mortgage backed securities	1,619,463	4.3%	1,751,345	4.9%
Commercial mortgage backed securities	3,558,419	9.6%	2,807,620	7.8%
Other asset backed securities	1,041,623	2.8%	946,483	2.6%
Total fixed maturity securities	33,982,395	91.3%	32,521,634	90.4%
Equity securities	7,861	—%	7,805	—%
Mortgage loans on real estate	2,450,676	6.6%	2,434,580	6.8%
Derivative instruments	503,953	1.3%	731,113	2.0%
Other investments	285,743	0.8%	286,726	0.8%
	$37,230,628	100.0%	$35,981,858	100.0%
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	June 30, 2015		December 31, 2014
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$21,680,531	63.8%	$20,672,331	63.6%
Baa	10,930,913	32.1%	10,516,834	32.3%
Total investment grade	32,611,444	95.9%	31,189,165	95.9%
Ba	670,796	2.0%	548,681	1.7%
B	57,805	0.2%	87,272	0.3%
Caa and lower	466,991	1.4%	497,477	1.5%
In or near default	175,359	0.5%	199,039	0.6%
Total below investment grade	1,370,951	4.1%	1,332,469	4.1%
	$33,982,395	100.0%	$32,521,634	100.0%

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
A summary of our fixed maturity securities by NAIC designation is as follows:

	June 30, 2015				December 31, 2014
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$20,987,149	$21,984,922	$21,984,922	64.7%	$19,223,151	$20,941,634	$20,941,634	64.4%
2	11,066,108	11,324,503	11,324,503	33.3%	10,432,593	10,981,618	10,981,618	33.8%
3	678,879	642,995	653,816	1.9%	602,191	583,313	583,907	1.8%
4	24,032	13,774	13,774	0.1%	22,888	14,089	14,089	—%
5	—	—	—	—%	—	—	—	—%
6	13,060	5,380	5,380	—%	655	386	386	—%
	$32,769,228	$33,971,574	$33,982,395	100.0%	$30,281,478	$32,521,040	$32,521,634	100.0%
The amortized cost and fair value of fixed maturity securities at June 30, 2015, by contractual maturity, are presented in Note 3 to our unaudited consolidated financial statements in this form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
		(Dollars in thousands)
June 30, 2015
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$7,708	$(94)	$7,614
United States Government sponsored agencies	14	810,711	(21,435)	789,276
United States municipalities, states and territories	96	403,008	(15,525)	387,483
Foreign government obligations	5	59,446	(4,601)	54,845
Corporate securities:
Finance, insurance and real estate	118	1,812,681	(58,045)	1,754,636
Manufacturing, construction and mining	245	3,520,064	(147,183)	3,372,881
Utilities and related sectors	146	1,806,809	(71,429)	1,735,380
Wholesale/retail trade	32	427,166	(16,592)	410,574
Services, media and other	67	937,760	(28,216)	909,544
Residential mortgage backed securities	38	240,482	(5,100)	235,382
Commercial mortgage backed securities	145	1,548,943	(31,982)	1,516,961
Other asset backed securities	17	210,482	(11,589)	198,893
	925	$11,785,260	$(411,791)	$11,373,469
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,526	$(10,821)	$65,705

December 31, 2014
Fixed maturity securities, available for sale:
United States Government full faith and credit	1	$513	$(15)	$498
United States Government sponsored agencies	7	624,272	(13,933)	610,339
United States municipalities, states and territories	17	28,658	(711)	27,947
Foreign government obligations	3	29,689	(3,953)	25,736
Corporate securities:
Finance, insurance and real estate	40	672,176	(18,863)	653,313
Manufacturing, construction and mining	138	1,843,254	(71,077)	1,772,177
Utilities and related sectors	77	736,603	(18,338)	718,265
Wholesale/retail trade	17	193,605	(5,412)	188,193
Services, media and other	39	418,942	(9,706)	409,236
Residential mortgage backed securities	12	44,747	(2,205)	42,542
Commercial mortgage backed securities	33	432,201	(3,323)	428,878
Other asset backed securities	17	208,937	(7,885)	201,052
	401	$5,233,597	$(155,421)	$5,078,176
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,432	$(594)	$75,838
Unrealized losses increased $266.6 million from $156.0 million at December 31, 2014 to $422.6 million at June 30, 2015. The increase in unrealized losses was primarily due to an increase in market interest rates during the six months ended June 30, 2015. The 10 year treasury yield curve rates at June 30, 2015 and December 31, 2014 were 2.35% and 2.17%, respectively. Additionally, portfolio credit spreads have widened with the Bank of America Merrill Lynch U.S. Corporate, Government and Mortgage Index over the last six months.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
June 30, 2015
1	$6,819,330	59.6%	$(189,882)	44.9%
2	4,229,225	36.9%	(172,880)	40.9%
3	384,322	3.4%	(41,874)	9.9%
4	11,750	0.1%	(10,285)	2.5%
5	—	—%	—	—%
6	5,368	—%	(7,691)	1.8%
	$11,449,995	100.0%	$(422,612)	100.0%
December 31, 2014
1	$2,366,939	45.9%	$(44,380)	28.5%
2	2,381,413	46.2%	(77,681)	49.8%
3	391,792	7.6%	(24,876)	15.9%
4	14,089	0.3%	(8,799)	5.6%
5	—	—%	—	—%
6	375	—%	(279)	0.2%
	$5,154,608	100.0%	$(156,015)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 926 and 402 securities, respectively) have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014, along with a description of the factors causing the unrealized losses is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in the Item 2.

The amortized cost and fair value of fixed maturity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher are considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
June 30, 2015
Fixed maturity securities:
Investment grade:
Less than six months	812	$10,691,202	$10,388,133	$(303,069)
Six months or more and less than twelve months	26	293,967	269,694	(24,273)
Twelve months or greater	32	402,903	371,571	(31,332)
Total investment grade	870	11,388,072	11,029,398	(358,674)
Below investment grade:
Less than six months	28	204,991	191,512	(13,479)
Six months or more and less than twelve months	7	91,351	79,954	(11,397)
Twelve months or greater	21	177,372	138,310	(39,062)
Total below investment grade	56	473,714	409,776	(63,938)
	926	$11,861,786	$11,439,174	$(422,612)

December 31, 2014
Fixed maturity securities:
Investment grade:
Less than six months	154	$2,114,497	$2,065,474	$(49,023)
Six months or more and less than twelve months	6	85,951	82,264	(3,687)
Twelve months or greater	155	2,664,255	2,595,916	(68,339)
Total investment grade	315	4,864,703	4,743,654	(121,049)
Below investment grade:
Less than six months	55	153,861	151,532	(2,329)
Six months or more and less than twelve months	12	48,846	46,956	(1,890)
Twelve months or greater	20	242,619	211,872	(30,747)
Total below investment grade	87	445,326	410,360	(34,966)
	402	$5,310,029	$5,154,014	$(156,015)

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
June 30, 2015
Investment grade:
Less than six months	5	$69,837	$54,694	$(15,143)
Six months or more and less than twelve months	1	3,595	2,516	(1,079)
Twelve months or greater	—	—	—	—
Total investment grade	6	73,432	57,210	(16,222)
Below investment grade:
Less than six months	4	48,231	36,860	(11,371)
Six months or more and less than twelve months	4	48,345	25,776	(22,569)
Twelve months or greater	—	—	—	—
Total below investment grade	8	96,576	62,636	(33,940)
	14	$170,008	$119,846	$(50,162)

December 31, 2014
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—
Below investment grade:
Less than six months	—	—	—	—
Six months or more and less than twelve months	3	43,881	28,651	(15,230)
Twelve months or greater	1	655	375	(280)
Total below investment grade	4	44,536	29,026	(15,510)
	4	$44,536	$29,026	$(15,510)

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
June 30, 2015
Due in one year or less	$671	$671	$—	$—
Due after one year through five years	56,865	54,925	—	—
Due after five years through ten years	4,870,895	4,750,820	—	—
Due after ten years through twenty years	2,250,237	2,170,383	—	—
Due after twenty years	2,606,685	2,445,434	76,526	65,705
	9,785,353	9,422,233	76,526	65,705
Residential mortgage backed securities	240,482	235,382	—	—
Commercial mortgage backed securities	1,548,943	1,516,961	—	—
Other asset backed securities	210,482	198,893	—	—
	$11,785,260	$11,373,469	$76,526	$65,705

December 31, 2014
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	74,447	73,594	—	—
Due after five years through ten years	2,753,526	2,692,393	—	—
Due after ten years through twenty years	1,091,955	1,061,437	—	—
Due after twenty years	627,784	578,280	76,432	75,838
	4,547,712	4,405,704	76,432	75,838
Residential mortgage backed securities	44,747	42,542	—	—
Commercial mortgage backed securities	432,201	428,878	—	—
Other asset backed securities	208,937	201,052	—	—
	$5,233,597	$5,078,176	$76,432	$75,838

International Exposure
We hold fixed maturity securities with international exposure. As of June 30, 2015, 16% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. All of these securities are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2), except for 18 securities with a total fair value of $143.7 million which have a NAIC 3 designation and one security with a fair value of $5.3 million which has an NAIC 6 designation. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	June 30, 2015
	Amortized Cost	Carrying Amount/Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$231,824	$250,161	0.7%
Asia/Pacific	314,330	323,430	1.0%
Non-GIIPS Europe	2,442,270	2,507,219	7.4%
Latin America	217,537	204,888	0.6%
Non-U.S. North America	1,117,981	1,126,824	3.3%
Australia & New Zealand	455,140	468,273	1.4%
Other	374,909	409,841	1.2%
	$5,153,991	$5,290,636	15.6%

(1)
Greece, Ireland, Italy, Portugal and Spain continue to cause credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. All of our exposure in GIIPS are corporate securities with issuers domiciled in these countries. None of our foreign government obligations were held in any of these countries.

Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our RMBS as we monitor all of our RMBS on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At June 30, 2015, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Investment grade
Corporate fixed maturity securities:
Finance	1	$20,000	$(4,107)	$15,893	46	1
Industrial	4	45,133	(9,586)	35,547	10 - 26	0 -6
	5	65,133	(13,693)	51,440
Other asset backed securities	1	3,594	(1,078)	2,516	51	2
	6	68,727	(14,771)	53,956

Below investment grade
Corporate fixed maturity securities:
Industrial	4	18,837	(10,250)	8,587	28	8 - 10
Energy	1	13,030	(7,688)	5,342	25	6
	5	31,867	(17,938)	13,929
	11	$100,594	$(32,709)	$67,885
Two of the securities on the watch list have Eurozone exposure that has contributed to their depressed fair values. Our analysis of all of the securities on the watch list that we have determined are temporarily impaired and their credit performance at June 30, 2015 is as follows:
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
Energy: The decline in value of this security is related directly to the decline in oil prices and the financial stability of its operator. The issuer has direct exposure to the oil market as its primary business is deep water drilling. As oil prices have declined the operator of the deep water vessel has experienced financial pressure on its balance sheet. While the issuer has filed for what is equivalent to Chapter 11 bankruptcy, our asset has not been included in the bankruptcy, and is 100% secured by the deep water drilling asset providing a level of safety in principal recovery.
We do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost and, as such, there were no other than temporary impairments on these securities at June 30, 2015.

Other Than Temporary Impairments
We have a policy and process to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2014. During the periods presented, we recognized other than temporary impairment and additional credit losses on residential mortgage backed securities for which we have and have not previously recognized OTTI. Several factors led us to believe that full recovery of amortized cost will not be expected on the securities for which we recognized additional credit losses and reclassified OTTI from accumulated other comprehensive income to net income. A discussion of these factors, our policy and process to identify securities that could potentially have impairment that is other than temporary and a summary of OTTI is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts net of valuation allowances. At June 30, 2015 and December 31, 2014 the largest principal amount outstanding for any single mortgage loan was $15.6 million and $15.8 million, respectively, and the average loan size was $2.7 million at both June 30, 2015 and December 31, 2014. We have the contractual ability to pursue full personal recourse on 7.0% of the loans and partial personal recourse on 18.9% of the loans. In addition, the average loan to value ratio for the overall portfolio was 53.7% at both June 30, 2015 and December 31, 2014, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 to our unaudited consolidated financial statements, incorporated by reference in this Item 2.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At June 30, 2015, we had commitments to fund commercial mortgage loans totaling $109.6 million, with fixed interest rates ranging from 3.80% to 4.50%. During 2015 and 2014, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the six months ended June 30, 2015, we received $174.6 million in cash for loans being paid in full compared to $168.2 million for the six months ended June 30, 2014. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
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
We have a process by which we evaluate the credit quality of each of our commercial mortgage loans. This process utilizes each loan's debt service coverage ratio as a primary metric. A summary of our portfolio by debt service coverage ratio (based on most recent information collected) follows:

	June 30, 2015		December 31, 2014
	Principal Outstanding	Percent of Total Principal Outstanding	Principal Outstanding	Percent of Total Principal Outstanding
	(Dollars in thousands)
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$1,696,269	68.7%	$1,599,817	65.1%
Greater than or equal to 1.2 and less than 1.5	516,172	20.9%	537,828	21.9%
Greater than or equal to 1.0 and less than 1.2	134,252	5.5%	155,004	6.3%
Less than 1.0	121,257	4.9%	165,072	6.7%
	$2,467,950	100.0%	$2,457,721	100.0%
Approximately 90% (based on principal outstanding) of our mortgage loans that have a debt service coverage ratio of less than 1.0 are performing and current with contractual principal and interest payments at June 30, 2015.

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

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Impaired mortgage loans with an allowance	$24,725	$29,116
Impaired mortgage loans with no related allowance	11,844	2,656
Allowance for probable loan losses	(9,316)	(12,333)
Net carrying value of impaired mortgage loans	$27,253	$19,439
At June 30, 2015, we had two commercial mortgage loans with an outstanding principal balance of $6.8 million that were delinquent (60 days or more past due at the reporting date) in their principal and interest payments. The outstanding principal balance of these loans represent less than 1% of our total mortgage loan portfolio.
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
Liquidity and Capital Resources
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $2.1 billion for the six months ended June 30, 2015 compared to $1.0 billion for the six months ended June 30, 2014, with the increase primarily attributable to a $1.1 billion increase in net annuity deposits after coinsurance and a $17.3 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans.
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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2015, up to $343.3 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $1.3 billion of statutory earned surplus at June 30, 2015.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries.

In August 2015, we commenced and priced an underwritten public offering of 9,890,000 shares of our common stock at a public offering price of $25.25 per share, of which 5,590,000 shares are subject to forward sale agreements. We intend to use the net proceeds from the offering for general corporate purposes, including contributions to the capital and surplus of our life insurance subsidiaries to support their continued growth and maintain desired financial strength ratings.
On August 5, 2015, Standard & Poor's raised its counterparty credit rating on American Equity Investment Life Holding Company to BBB- from BB+ and its financial strength rating on American Equity Life to A- from BBB+. On August 7, 2015, Fitch Ratings upgraded the issuer default rating of American Equity Investment Life Holding Company to BBB- from BB+.
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
Cash and cash equivalents of the parent holding company at June 30, 2015, were $77.1 million. $22.4 million of the parent holding company's cash and cash equivalents will be used in September 2015 to extinguish the outstanding principal of our 3.50% Convertible Senior Notes due September 15, 2015. In addition, we have a $140 million revolving line of credit, with no borrowings outstanding, available through November 2017 for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.
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
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at June 30, 2015, of which $85.5 million has been swapped to a fixed rate which began in March 2014 and $79.0 million has been capped for a term of seven years which began in July 2014 (see Note 5 to our unaudited consolidated financial statements). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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

If interest rates were to increase 10% (31 basis points) from levels at June 30, 2015, we estimate that the fair value of our fixed maturity securities would decrease by approximately $914.1 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $274.1 million in accumulated other comprehensive income and a decrease in stockholders' equity. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2014.
At June 30, 2015, 33% of our fixed income securities have call features, of which 1% ($0.4 billion) were subject to call redemption. Another 2% ($0.6 billion) will become subject to call redemption during the next twelve months. We have reinvestment risk related to these potential redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At June 30, 2015, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.
We purchase call options on the applicable indices to fund the annual index credits on our fixed index annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for fixed index products. For the six months ended June 30, 2015 and 2014, the annual index credits to policyholders on their anniversaries were $414.5 million and $507.8 million, respectively. Proceeds received at expiration of these options related to such credits were $425.4 million and $506.7 million for the six months ended June 30, 2015 and 2014, respectively.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2015 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Item 1A. Risk Factors
Our 2014 Annual Report on Form 10-K described our Risk Factors. In light of recent activity by the U.S. Department of Labor, we modified the Risk Factor titled Changes in state and federal regulation may affect our profitabilty in our Form 10-Q for the quarterly period ended March 31, 2015. There have been no other material changes to the Risk Factors during the six months ended June 30, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no issuer purchases of equity securities for the quarter ended June 30, 2015.

Item 6. Exhibits

Exhibit No.	Description	Method of Filing
3.1
Articles of Incorporation, including Articles of Amendment (Incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form 10, filed on July 22, 1999, File No. 000-25985)
Incorporated by reference
3.2	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the period ended June 30, 2000 filed on August 14, 2000, File No. 000-25985)	Incorporated by reference
3.3
Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed on October 20, 2003, File No. 333-108794)
Incorporated by reference
3.4	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-3 filed on January 15, 2008, File No. 333-148681)	Incorporated by reference
3.5	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.5 to Form 10-Q for the period ended June 30, 2011 filed on August 5, 2011, File No. 001-31911)	Incorporated by reference
12.1	Ratio of Earnings to Fixed Charges	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
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

Date:	August 10, 2015	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

		By:	/s/ John M. Matovina
John M. Matovina, Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Ted M. Johnson
Ted M. Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

		By:	/s/ Scott A. Samuelson
Scott A. Samuelson, Vice President - Controller
(Principal Accounting Officer)