Form 10-Q
period 2015-09-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2015-11-09
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
As of November 2, 2015, there were 81,548,649 shares of the registrant's common stock, $1 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2015 - $34,058,330; 2014 - $30,205,046)	$35,389,842	$32,445,202
Held for investment, at amortized cost (fair value: 2015 - $62,000; 2014 - $75,838)	76,574	76,432
Equity securities, available for sale, at fair value (cost: 2015 - $7,514; 2014 - $7,509)	7,833	7,805
Mortgage loans on real estate	2,452,402	2,434,580
Derivative instruments	180,649	731,113
Other investments	284,994	286,726
Total investments	38,392,294	35,981,858

Cash and cash equivalents	523,614	701,514
Coinsurance deposits	3,062,924	3,044,342
Accrued investment income	375,522	326,559
Deferred policy acquisition costs	2,591,327	2,058,556
Deferred sales inducements	1,981,209	1,587,257
Deferred income taxes	129,948	—
Income taxes recoverable	4,693	9,252
Other assets	66,890	280,396
Total assets	$47,128,421	$43,989,734

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$43,582,521	$39,802,861
Other policy funds and contract claims	335,185	365,819
Notes payable	400,000	421,679
Subordinated debentures	246,397	246,243
Deferred income taxes	—	3,895
Other liabilities	414,409	1,009,361
Total liabilities	44,978,512	41,849,858

Stockholders' equity:
Preferred stock, par value $1 per share, 2,000,000 shares authorized, 2015 and 2014 - no shares issued and outstanding	—	—
Common stock, par value $1 per share, 200,000,000 shares authorized; issued and outstanding: 2015 - 81,190,936 shares (excluding 3,536,875 treasury shares); 2014 - 76,062,407 shares (excluding 4,126,167 treasury shares)	81,191	76,062
Additional paid-in capital	626,914	513,218
Accumulated other comprehensive income	426,555	721,401
Retained earnings	1,015,249	829,195
Total stockholders' equity	2,149,909	2,139,876
Total liabilities and stockholders' equity	$47,128,421	$43,989,734
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Premiums and other considerations	$8,335	$6,043	$25,369	$22,497
Annuity product charges	37,975	31,958	99,066	86,477
Net investment income	436,085	386,931	1,253,930	1,127,818
Change in fair value of derivatives	(351,360)	39,218	(405,484)	358,594
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	1,159	(3,190)	10,362	(6,134)
OTTI losses on investments:
Total OTTI losses	(10,000)	—	(10,132)	—
Portion of OTTI losses recognized in (from) other comprehensive income	4,771	(564)	3,943	(2,063)
Net OTTI losses recognized in operations	(5,229)	(564)	(6,189)	(2,063)
Loss on extinguishment of debt	—	—	—	(10,551)
Total revenues	126,965	460,396	977,054	1,576,638

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	10,959	9,109	32,629	30,191
Interest sensitive and index product benefits	213,465	429,415	802,431	1,114,381
Amortization of deferred sales inducements	65,807	40,661	152,278	96,676
Change in fair value of embedded derivatives	(414,724)	(195,206)	(583,112)	(21,652)
Interest expense on notes payable	7,283	8,741	21,976	28,126
Interest expense on subordinated debentures	3,075	3,044	9,138	9,076
Amortization of deferred policy acquisition costs	67,885	39,671	186,871	113,949
Other operating costs and expenses	24,497	20,616	70,487	60,588
Total benefits and expenses	(21,753)	356,051	692,698	1,431,335
Income before income taxes	148,718	104,345	284,356	145,303
Income tax expense	51,412	36,530	98,302	50,497
Net income	$97,306	$67,815	$186,054	$94,806

Earnings per common share	$1.22	$0.90	$2.39	$1.28
Earnings per common share - assuming dilution	$1.19	$0.85	$2.33	$1.19
Weighted average common shares outstanding (in thousands):
Earnings per common share	79,676	75,083	77,995	74,030
Earnings per common share - assuming dilution	81,559	79,467	79,977	79,477
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$97,306	$67,815	$186,054	$94,806
Other comprehensive income (loss):
Change in net unrealized investment gains/losses (1)	60,402	(15,590)	(453,582)	768,414
Noncredit component of OTTI losses (1)	(2,381)	9	(1,968)	703
Reclassification of unrealized investment gains/losses to net income (1)	96	(18)	1,940	(294)
Other comprehensive income (loss) before income tax	58,117	(15,599)	(453,610)	768,823
Income tax effect related to other comprehensive income (loss)	(20,341)	5,459	158,764	(269,088)
Other comprehensive income (loss)	37,776	(10,140)	(294,846)	499,735
Comprehensive income (loss)	$135,082	$57,675	$(108,792)	$594,541

(1)	Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2014	$76,062	$513,218	$—	$721,401	$829,195	$2,139,876
Net income for period	—	—	—	—	186,054	186,054
Other comprehensive loss	—	—	—	(294,846)	—	(294,846)
Share-based compensation, including excess income tax benefits	—	7,567	—	—	—	7,567
Issuance of common stock via public offering	4,300	100,179	—	—	—	104,479
Issuance of 828,529 shares of common stock under compensation plans, including excess income tax benefits	829	5,950	—	—	—	6,779
Balance at September 30, 2015	$81,191	$626,914	$—	$426,555	$1,015,249	$2,149,909

Balance at December 31, 2013	$70,535	$550,400	$(631)	$46,196	$718,187	$1,384,687
Net income for period	—	—	—	—	94,806	94,806
Other comprehensive income	—	—	—	499,735	—	499,735
Allocation of 58,618 shares of common stock by ESOP, including excess income tax benefits	—	721	631	—	—	1,352
Share-based compensation, including excess income tax benefits	—	4,548	—	—	—	4,548
Issuance of 1,290,732 shares of common stock under compensation plans, including excess income tax benefits	1,291	9,653	—	—	—	10,944
Extinguishment of convertible senior notes, net of tax, including 2,443,457 shares of common stock issued upon conversion	2,444	7,015	—	—	—	9,459
Warrants reclassified to embedded derivative liability to be settled in cash	—	(30,455)	—	—	—	(30,455)
Balance at September 30, 2014	$74,270	$541,882	$—	$545,931	$812,993	$1,975,076
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income	$186,054	$94,806
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	802,431	1,114,381
Amortization of deferred sales inducements	152,278	96,676
Annuity product charges	(99,066)	(86,477)
Change in fair value of embedded derivatives	(583,112)	(21,652)
Increase in traditional life and accident and health insurance reserves	3,024	396
Policy acquisition costs deferred	(464,451)	(312,070)
Amortization of deferred policy acquisition costs	186,871	113,949
Provision for depreciation and other amortization	3,733	7,578
Amortization of discounts and premiums on investments	(10,730)	(12,500)
Realized gains/losses on investments and net OTTI losses recognized in operations	(4,173)	8,197
Change in fair value of derivatives	404,085	(359,626)
Deferred income taxes	23,640	(39,823)
Loss on extinguishment of debt	—	10,551
Share-based compensation	5,332	1,142
Change in accrued investment income	(48,963)	(38,574)
Change in income taxes recoverable/payable	4,794	(6,384)
Change in other assets	1,053	(2,359)
Change in other policy funds and contract claims	(36,876)	(47,257)
Change in collateral held for derivatives	(469,752)	10,048
Change in other liabilities	24,766	(40,310)
Other	(9,843)	(3,339)
Net cash provided by operating activities	71,095	487,353

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	1,280,927	1,233,408
Mortgage loans on real estate	354,391	316,841
Derivative instruments	563,125	886,556
Other investments	11,716	16,515
Acquisition of investments:
Fixed maturity securities - available for sale	(5,041,263)	(3,998,902)
Mortgage loans on real estate	(362,123)	(227,244)
Derivative instruments	(427,763)	(355,473)
Other investments	(5,206)	(68,891)
Purchases of property, furniture and equipment	(913)	(777)
Net cash used in investing activities	(3,627,109)	(2,197,967)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$4,913,473	$3,016,856
Coinsurance deposits	21,623	41,740
Return of annuity policyholder account balances	(1,638,598)	(1,410,682)
Financing fees incurred and deferred	—	(100)
Repayment of notes payable	(48,152)	(119,677)
Net proceeds from settlement of notes hedges and warrants	25,775	10,401
Proceeds from amounts due under repurchase agreements	—	81,189
Acquisition of common stock	(16)	—
Excess tax benefits realized from share-based compensation plans	3,281	4,312
Proceeds from issuance of common stock	111,274	10,038
Change in checks in excess of cash balance	(10,546)	(32,192)
Net cash provided by financing activities	3,378,114	1,601,885
Decrease in cash and cash equivalents	(177,900)	(108,729)
Cash and cash equivalents at beginning of period	701,514	897,529
Cash and cash equivalents at end of period	$523,614	$788,800

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$36,136	$39,090
Income taxes	66,541	91,675
Non-cash operating activity:
Deferral of sales inducements	346,410	241,277
Non-cash investing activity:
Real estate acquired in satisfaction of mortgage loans	—	11,755
Non-cash financing activities:
Common stock issued in extinguishment of debt	—	56,292
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company (“we”, “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Adopted Accounting Pronouncements
There were no accounting pronouncements that were adopted during the current period.
New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU will be effective for us on January 1, 2016, and retroactive application is required. It is not expected to have a material impact on our consolidated financial statements. Subsequently, in August 2015, the FASB issued an ASU that states that the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and expensing those costs ratably over the term of the line of credit arrangement.
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

2. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$35,389,842	$35,389,842	$32,445,202	$32,445,202
Held for investment	76,574	62,000	76,432	75,838
Equity securities, available for sale	7,833	7,833	7,805	7,805
Mortgage loans on real estate	2,452,402	2,492,283	2,434,580	2,493,901
Derivative instruments	180,649	180,649	731,113	731,113
Other investments	275,300	282,277	266,488	273,004
Cash and cash equivalents	523,614	523,614	701,514	701,514
Coinsurance deposits	3,062,924	2,750,361	3,044,342	2,698,552
Interest rate caps	1,492	1,492	2,778	2,778
2015 notes hedges	—	—	30,291	30,291
Counterparty collateral	30,880	30,880	206,096	206,096

Liabilities
Policy benefit reserves	43,240,623	36,871,234	39,463,987	33,078,978
Single premium immediate annuity (SPIA) benefit reserves	334,921	346,930	365,440	377,654
Notes payable	400,000	421,500	421,679	503,349
Subordinated debentures	246,397	204,817	246,243	244,437
2015 notes embedded conversion derivative	—	—	30,291	30,291
Interest rate swap	4,528	4,528	2,644	2,644
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

Our assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2015
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$37,681	$5,549	$32,132	$—
United States Government sponsored agencies	1,314,748	—	1,314,748	—
United States municipalities, states and territories	3,760,888	—	3,760,888	—
Foreign government obligations	216,987	—	216,987	—
Corporate securities	23,459,748	20	23,459,728	—
Residential mortgage backed securities	1,556,308	—	1,556,308	—
Commercial mortgage backed securities	3,941,863	—	3,941,863	—
Other asset backed securities	1,101,619	—	1,101,619	—
Equity securities, available for sale: finance, insurance and real estate	7,833	—	7,833	—
Derivative instruments	180,649	—	180,649	—
Cash and cash equivalents	523,614	523,614	—	—
Interest rate caps	1,492	—	1,492	—
Counterparty collateral	30,880	—	30,880	—
	$36,134,310	$529,183	$35,605,127	$—
Liabilities
Interest rate swap	$4,528	$—	$4,528	$—
Fixed index annuities - embedded derivatives	5,731,117	—	—	5,731,117
	$5,735,645	$—	$4,528	$5,731,117

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of September 30, 2015 and December 31, 2014.
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
2015 notes hedges
The fair value of these call options was determined by a third party who applies market observable data such as our common stock price, its dividend yield and its volatility, as well as the time to expiration of the call options to determine a fair value of the buy side of these options.
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
2015 notes embedded conversion derivative
The fair value of this embedded derivative was determined by pricing the call options that hedge this potential liability. The terms of the conversion option are identical to the 2015 notes hedges and the method of determining fair value of the call options is based upon observable market data.
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

The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Available for sale securities
Beginning balance	$26	$668	$375	$1,376
Principal returned	(2)	(68)	(23)	(260)
Amortization of premium/accretion of discount	(28)	1	(494)	(164)
Total gains (losses) (realized/unrealized):
Included in other comprehensive income (loss)	4	127	280	(19)
Included in operations	—	(202)	(138)	(407)
Ending balance	$—	$526	$—	$526
The Level 3 assets included in the table above are not material to our financial position, results of operations or cash flows, and it is management's opinion that the sensitivity of the inputs used in determining the fair value of these assets is not material as well.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$5,984,007	$5,119,823	$5,574,653	$4,406,163
Premiums less benefits	207,141	496,295	1,020,853	1,294,024
Change in fair value, net	(460,031)	(354,564)	(864,389)	(438,633)
Ending balance	$5,731,117	$5,261,554	$5,731,117	$5,261,554
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at September 30, 2015, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $383.9 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $269.2 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $429.3 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $223.8 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

3. Investments
At September 30, 2015 and December 31, 2014, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2015
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$36,355	$1,437	$(111)	$37,681
United States Government sponsored agencies	1,286,586	35,864	(7,702)	1,314,748
United States municipalities, states and territories	3,405,519	363,590	(8,221)	3,760,888
Foreign government obligations	210,941	16,199	(10,153)	216,987
Corporate securities	22,738,792	1,135,974	(415,018)	23,459,748
Residential mortgage backed securities	1,431,656	126,485	(1,833)	1,556,308
Commercial mortgage backed securities	3,881,487	90,536	(30,160)	3,941,863
Other asset backed securities	1,066,994	45,295	(10,670)	1,101,619
	$34,058,330	$1,815,380	$(483,868)	$35,389,842
Held for investment:
Corporate security	$76,574	$—	$(14,574)	$62,000

Equity securities, available for sale:
Finance, insurance, and real estate	$7,514	$319	$—	$7,833

December 31, 2014
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$137,710	$765	$(15)	$138,460
United States Government sponsored agencies	1,364,424	43,399	(13,933)	1,393,890
United States municipalities, states and territories	3,293,551	430,469	(711)	3,723,309
Foreign government obligations	181,128	16,628	(3,953)	193,803
Corporate securities	19,984,747	1,628,941	(123,396)	21,490,292
Residential mortgage backed securities	1,616,846	136,704	(2,205)	1,751,345
Commercial mortgage backed securities	2,720,294	90,649	(3,323)	2,807,620
Other asset backed securities	906,346	48,022	(7,885)	946,483
	$30,205,046	$2,395,577	$(155,421)	$32,445,202
Held for investment:
Corporate security	$76,432	$—	$(594)	$75,838

Equity securities, available for sale:
Finance, insurance, and real estate	$7,509	$296	$—	$7,805
At September 30, 2015, 33% of our fixed income securities have call features, of which 2.0% ($0.7 billion) were subject to call redemption and another 0.4% ($0.1 billion) will become subject to call redemption during the next twelve months. Approximately 66% of our fixed income securities that have call features are not callable until within six months of their stated maturities.

The amortized cost and fair value of fixed maturity securities at September 30, 2015, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$134,699	$138,612	$—	$—
Due after one year through five years	1,818,945	1,969,759	—	—
Due after five years through ten years	9,951,489	10,005,018	—	—
Due after ten years through twenty years	8,419,743	8,976,207	—	—
Due after twenty years	7,353,317	7,700,456	76,574	62,000
	27,678,193	28,790,052	76,574	62,000
Residential mortgage backed securities	1,431,656	1,556,308	—	—
Commercial mortgage backed securities	3,881,487	3,941,863	—	—
Other asset backed securities	1,066,994	1,101,619	—	—
	$34,058,330	$35,389,842	$76,574	$62,000
Net unrealized gains on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities and equity securities	$1,331,831	$2,240,452
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(710,260)	(1,165,271)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense	(217,550)	(376,314)
Net unrealized gains reported as accumulated other comprehensive income	$426,555	$721,401
The National Association of Insurance Commissioners (“NAIC”) assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations (“NRSRO’s”). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered “investment grade” while NAIC Class 3 through 6 designations are considered “non-investment grade.” Based on the NAIC designations, we had 98% of our fixed maturity portfolio rated investment grade at both September 30, 2015 and December 31, 2014.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	September 30, 2015		December 31, 2014
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$21,918,272	$23,171,086	$19,223,151	$20,941,634
2	11,432,147	11,581,162	10,432,593	10,981,618
3	745,289	679,289	602,191	583,313
4	31,042	17,256	22,888	14,089
5	—	—	—	—
6	8,154	3,049	655	386
	$34,134,904	$35,451,842	$30,281,478	$32,521,040

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 855 and 402 securities, respectively) have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2015
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$7,431	$(111)	$—	$—	$7,431	$(111)
United States Government sponsored agencies	589,545	(7,702)	—	—	589,545	(7,702)
United States municipalities, states and territories	217,954	(8,115)	2,894	(106)	220,848	(8,221)
Foreign government obligations	43,821	(898)	15,400	(9,255)	59,221	(10,153)
Corporate securities:
Finance, insurance and real estate	1,552,033	(38,683)	51,196	(13,569)	1,603,229	(52,252)
Manufacturing, construction and mining	2,735,903	(155,795)	319,447	(77,062)	3,055,350	(232,857)
Utilities and related sectors	1,681,159	(74,879)	67,812	(9,995)	1,748,971	(84,874)
Wholesale/retail trade	335,950	(13,414)	41,296	(6,234)	377,246	(19,648)
Services, media and other	692,146	(24,241)	33,986	(1,146)	726,132	(25,387)
Residential mortgage backed securities	51,190	(1,180)	7,110	(653)	58,300	(1,833)
Commercial mortgage backed securities	1,283,393	(30,043)	4,768	(117)	1,288,161	(30,160)
Other asset backed securities	166,719	(3,140)	48,641	(7,530)	215,360	(10,670)
	$9,357,244	$(358,201)	$592,550	$(125,667)	$9,949,794	$(483,868)
Held for investment:
Corporate security:
Insurance	$62,000	$(14,574)	$—	$—	$62,000	$(14,574)

December 31, 2014
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$—	$—	$498	$(15)	$498	$(15)
United States Government sponsored agencies	—	—	610,339	(13,933)	610,339	(13,933)
United States municipalities, states and territories	—	—	27,947	(711)	27,947	(711)
Foreign government obligations	14,194	(1,068)	11,542	(2,885)	25,736	(3,953)
Corporate securities:
Finance, insurance and real estate	253,439	(2,586)	399,874	(16,277)	653,313	(18,863)
Manufacturing, construction and mining	1,078,089	(35,151)	694,088	(35,926)	1,772,177	(71,077)
Utilities and related sectors	373,952	(8,185)	344,313	(10,153)	718,265	(18,338)
Wholesale/retail trade	88,766	(2,290)	99,427	(3,122)	188,193	(5,412)
Services, media and other	131,940	(1,567)	277,296	(8,139)	409,236	(9,706)
Residential mortgage backed securities	22,115	(1,219)	20,427	(986)	42,542	(2,205)
Commercial mortgage backed securities	241,637	(1,344)	187,241	(1,979)	428,878	(3,323)
Other asset backed securities	142,094	(3,519)	58,958	(4,366)	201,052	(7,885)
	$2,346,226	$(56,929)	$2,731,950	$(98,492)	$5,078,176	$(155,421)
Held for investment:
Corporate security:
Insurance	$—	$—	$75,838	$(594)	$75,838	$(594)
Based on the results of our process for evaluating available for sale securities in unrealized loss positions for other-than-temporary-impairments, which is discussed in detail later in this footnote, we have determined that the unrealized losses on the securities in the preceding table are temporary. The unrealized losses at September 30, 2015 are principally related to timing of the purchases of these securities, which carry less yield than those available at September 30, 2015. In addition, a general widening of credit spreads has occurred in risk asset classes and some financial and industrial sector credit spreads remain wide due to continued economic uncertainty and concerns of prolonged economic weakness.

At September 30, 2015, we had no exposure to sub-prime residential mortgage backed securities. All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 34 securities with a total amortized cost basis of $215.4 million and a fair value of $238.8 million.
Approximately 82% and 78% of the unrealized losses on fixed maturity securities shown in the above table for September 30, 2015 and December 31, 2014, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the fixed maturity securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains on investments for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$(3,753)	$4,883	$(13,980)	$10,527
Investments carried at fair value:
Fixed maturity securities, available for sale	$118,345	$(54,291)	$(908,644)	$1,639,619
Equity securities, available for sale	(30)	(7)	23	(26)
	118,315	(54,298)	(908,621)	1,639,593
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(60,198)	38,699	455,011	(870,770)
Deferred income tax asset/liability	(20,341)	5,459	158,764	(269,088)
	(80,539)	44,158	613,775	(1,139,858)
Change in net unrealized gains on investments carried at fair value	$37,776	$(10,140)	$(294,846)	$499,735
Proceeds from sales of available for sale securities for the nine months ended September 30, 2015 and 2014 were $269.7 million and $141.8 million, respectively. Scheduled principal repayments, calls and tenders for available for sale securities for the nine months ended September 30, 2015 and 2014 were $1.0 billion and $1.1 billion, respectively.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains (losses) on investments, excluding net OTTI losses for the three and nine months ended September 30, 2015 and 2014, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$283	$179	$4,783	$1,536
Gross realized losses	(97)	(148)	(897)	(910)
	186	31	3,886	626
Other investments:
Gain on sale of real estate	2,245	455	3,278	1,493
Loss on sale of real estate	—	—	(575)	(231)
Impairment losses on real estate	(570)	(1,436)	(1,199)	(2,235)
	1,675	(981)	1,504	(973)
Mortgage loans on real estate:
Decrease (increase) in allowance for credit losses	(702)	(2,240)	597	(5,787)
Recovery of specific allowance	—	—	4,375	—
	(702)	(2,240)	4,972	(5,787)
	$1,159	$(3,190)	$10,362	$(6,134)
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
The determination of the credit loss component of a mortgage or asset backed security is based on a number of factors. The primary consideration in this evaluation process is the issuer's ability to meet current and future interest and principal payments as contractually stated at time of purchase. Our review of these securities includes an analysis of the cash flow modeling under various default scenarios considering independent third party benchmarks, the seniority of the specific tranche within the structure of the security, the composition of the collateral and the actual default, loss severity and prepayment experience exhibited. With the input of third party assumptions for default projections, loss severity and prepayment expectations, we evaluate the cash flow projections to determine whether the security is performing in accordance with its contractual obligation.
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

The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the nine months ended September 30, 2015 and 2014, which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Nine months ended September 30, 2015
Prime	2006	6.5%	6.5%	14%	14%	40%	40%
	2007	5.8%	7.0%	15%	21%	45%	55%
Alt-A	2005	5.6%	5.6%	99%	99%	2%	2%

Nine months ended September 30, 2014
Prime	2005	7.5%	7.5%	15%	15%	50%	50%
	2006	6.5%	7.4%	11%	12%	50%	50%
	2007	7.0%	7.0%	14%	14%	55%	55%
Alt-A	2005	5.6%	6.4%	87%	89%	2%	2%
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

The following table summarizes other than temporary impairments for the three and nine months ended September 30, 2015 and 2014, by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized in (from) Other Comprehensive Income	Net OTTI Losses Recognized in Operations
		(Dollars in thousands)
Three months ended September 30, 2015
Fixed maturity securities, available for sale:
Residential mortgage backed securities	3	$—	$(354)	$(354)
Other asset backed securities	1	(10,000)	5,125	(4,875)
	4	$(10,000)	$4,771	$(5,229)

Three months ended September 30, 2014
Fixed maturity securities, available for sale:
Residential mortgage backed securities	3	$—	$(564)	$(564)

Nine months ended September 30, 2015
Fixed maturity securities, available for sale:
Residential mortgage backed securities	7	$(132)	$(1,182)	$(1,314)
Other asset backed securities	1	(10,000)	5,125	(4,875)
	8	$(10,132)	$3,943	$(6,189)

Nine months ended September 30, 2014
Fixed maturity securities, available for sale:
Residential mortgage backed securities	6	$—	$(2,063)	$(2,063)
The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(128,010)	$(127,459)	$(127,050)	$(125,960)
Credit losses on securities for which OTTI has not previously been recognized	(4,876)	—	(5,008)	—
Additional credit losses on securities for which OTTI has previously been recognized	(353)	(564)	(1,181)	(2,063)
Accumulated losses on securities that were disposed of during the period	761	—	761	—
Cumulative credit loss at end of period	$(132,478)	$(128,023)	$(132,478)	$(128,023)

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income (loss), by major type of security, for securities that are part of our investment portfolio at September 30, 2015 and December 31, 2014:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
September 30, 2015
Fixed maturity securities, available for sale:
Corporate securities	$—	$—	$20	$20
Residential mortgage backed securities	495,278	(171,632)	205,140	528,786
Other asset backed securities	8,154	(5,125)	—	3,029
	$503,432	$(176,757)	$205,160	$531,835
December 31, 2014
Fixed maturity securities, available for sale:
Corporate securities	$—	$—	$11	$11
Residential mortgage backed securities	569,508	(173,494)	215,625	611,639
	$569,508	$(173,494)	$215,636	$611,650
4. Mortgage Loans on Real Estate
Our mortgage loan portfolio, summarized in the following table, totaled $2.5 billion at September 30, 2015 and $2.4 billion December 31, 2014, respectively, with commitments outstanding of $64.3 million at September 30, 2015.

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Principal outstanding	$2,470,456	$2,457,721
Loan loss allowance	(17,518)	(22,633)
Deferred prepayment fees	(536)	(508)
Carrying value	$2,452,402	$2,434,580

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

	September 30, 2015		December 31, 2014
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$720,522	29.2%	$701,638	28.5%
Middle Atlantic	160,946	6.5%	166,249	6.8%
Mountain	255,454	10.3%	279,075	11.4%
New England	13,267	0.5%	12,280	0.5%
Pacific	359,231	14.6%	302,307	12.3%
South Atlantic	451,123	18.3%	471,849	19.2%
West North Central	311,774	12.6%	349,028	14.2%
West South Central	198,139	8.0%	175,295	7.1%
	$2,470,456	100.0%	$2,457,721	100.0%
Property type distribution
Office	$417,122	16.9%	$484,585	19.7%
Medical Office	84,843	3.4%	88,275	3.6%
Retail	768,210	31.1%	711,775	29.0%
Industrial/Warehouse	688,336	27.9%	649,425	26.4%
Hotel	3,412	0.1%	30,640	1.3%
Apartment	362,809	14.7%	335,087	13.6%
Mixed use/other	145,724	5.9%	157,934	6.4%
	$2,470,456	100.0%	$2,457,721	100.0%
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

The following table presents a rollforward of our specific and general valuation allowances for mortgage loans on real estate:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(9,316)	$(7,500)	$(17,282)	$(9,300)
Charge-offs	—	—	958	—
Change in provision for credit losses	(1,302)	600	(1,040)	(1,200)
Ending allowance balance	$(10,618)	$(6,900)	$(17,364)	$(10,500)

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(12,333)	$(10,300)	$(16,847)	$(9,200)
Charge-offs	143	—	3,715	—
Recoveries	4,375	—	255	—
Change in provision for credit losses	(2,803)	3,400	(4,487)	(1,300)
Ending allowance balance	$(10,618)	$(6,900)	$(17,364)	$(10,500)
The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is for the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Individually evaluated for impairment	$27,244	$29,116
Collectively evaluated for impairment	2,443,212	2,428,605
Total loans evaluated for impairment	$2,470,456	$2,457,721
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
During the three and nine months ended September 30, 2015, no mortgage loans were satisfied by taking ownership of any real estate serving as collateral compared to one and six mortgage loans for the same periods in 2014. The following table summarizes the activity in the real estate owned, included in Other investments, which was obtained in satisfaction of mortgage loans on real estate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Real estate owned at beginning of period	$12,958	$24,606	$20,238	$22,844
Real estate acquired in satisfaction of mortgage loans	—	1,748	—	11,755
Additions	120	—	120	—
Sales	(2,761)	(2,431)	(9,241)	(9,579)
Impairments	(570)	(1,436)	(1,199)	(2,235)
Depreciation	(53)	(153)	(224)	(451)
Real estate owned at end of period	$9,694	$22,334	$9,694	$22,334

We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Credit Exposure--By Payment Activity
Performing	$2,443,679	$2,451,760
In workout	10,739	—
Delinquent	—	—
Collateral dependent	16,038	5,961
	$2,470,456	$2,457,721
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
Mortgage loans are considered delinquent when they become 60 days or more past due. In general, when loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. Outstanding principal of loans in a non-accrual status at September 30, 2015 and December 31, 2014 totaled $16.0 million and $6.0 million, respectively.
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
Aging of financing receivables is summarized in the following table, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
September 30, 2015	$—	$—	$—	$—	$2,454,418	$16,038	$2,470,456
December 31, 2014	$—	$—	$—	$—	$2,451,760	$5,961	$2,457,721

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
September 30, 2015
Mortgage loans with an allowance	$16,626	$27,244	$(10,618)
Mortgage loans with no related allowance	13,396	13,396	—
	$30,022	$40,640	$(10,618)
December 31, 2014
Mortgage loans with an allowance	$16,783	$29,116	$(12,333)
Mortgage loans with no related allowance	2,656	2,656	—
	$19,439	$31,772	$(12,333)

	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Three months ended September 30, 2015
Mortgage loans with an allowance	$17,336	$44
Mortgage loans with no related allowance	13,414	176
	$30,750	$220
Three months ended September 30, 2014
Mortgage loans with an allowance	$22,157	$539
Mortgage loans with no related allowance	2,656	—
	$24,813	$539
Nine months ended September 30, 2015
Mortgage loans with an allowance	$17,649	$866
Mortgage loans with no related allowance	13,432	595
	$31,081	$1,461
Nine months ended September 30, 2014
Mortgage loans with an allowance	$23,580	$1,696
Mortgage loans with no related allowance	2,656	—
	$26,236	$1,696
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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. A summary of mortgage loans on commercial real estate with outstanding principal at September 30, 2015 and December 31, 2014 that we determined to be TDRs are as follows:

Geographic Region	Number of TDRs	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount
		(Dollars in thousands)
September 30, 2015
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

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$180,649	$731,113
Other assets
2015 notes hedges	—	30,291
Interest rate caps	1,492	2,778
	$182,141	$764,182
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$5,731,117	$5,574,653
Other liabilities
2015 notes embedded conversion derivative	—	30,291
Interest rate swap	4,528	2,644
	$5,735,645	$5,607,588

The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$(347,038)	$45,931	$(396,399)	$391,173
2015 notes hedges	(1,141)	(6,823)	(4,516)	(27,124)
Interest rate swap	(2,349)	254	(3,283)	(2,996)
Interest rate caps	(832)	(144)	(1,286)	(2,459)
	$(351,360)	$39,218	$(405,484)	$358,594
Change in fair value of embedded derivatives:
Fixed index annuities—embedded derivatives	$(413,583)	$(188,383)	$(578,596)	$9,704
2015 notes embedded conversion derivative	(1,141)	(6,823)	(4,516)	(31,356)
	$(414,724)	$(195,206)	$(583,112)	$(21,652)
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
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			September 30, 2015		December 31, 2014
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A	A1	$5,415,765	$33,313	$2,114,812	$62,932
Barclays	A-	A2	2,816,999	30,954	4,083,259	135,609
BNP Paribas	A+	A1	1,749,912	15,409	1,321,136	42,644
Citibank, N.A.	A	A1	3,314,018	6,834	3,190,204	96,759
Credit Suisse	A	A1	1,517,315	8,875	2,354,811	75,381
Deutsche Bank	BBB+	A3	1,733,406	1,537	2,682,960	64,028
HSBC	AA-	Aa3	—	—	38,599	1,767
J.P. Morgan	A+	Aa3	703,532	2,309	401,804	13,488
Morgan Stanley	A-	A3	3,622,471	19,178	2,605,687	77,106
Royal Bank of Canada	AA-	Aa3	2,265,389	22,342	1,364,362	41,717
SunTrust	A-	Baa1	836,304	4,096	248,622	5,405
Wells Fargo	AA-	Aa2	4,043,630	35,802	3,550,188	114,277
			$28,018,741	$180,649	$23,956,444	$731,113

As of September 30, 2015 and December 31, 2014, we held $98.0 million and $743.0 million, respectively, of cash and cash equivalents and other securities from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $82.8 million and $47.4 million at September 30, 2015 and December 31, 2014, respectively.
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
Details regarding the interest rate swap are as follows:

	Notional		Pay		September 30, 2015	December 31, 2014
Maturity Date	Amount	Receive Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	LIBOR	2.415%	SunTrust	$(4,528)	$(2,644)
Details regarding the interest rate caps are as follows:

	Notional		Cap		September 30, 2015	December 31, 2014
Maturity Date	Amount	Floating Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	LIBOR	2.50%	SunTrust	$748	$1,398
July 8, 2021	12,000	LIBOR	2.50%	SunTrust	225	420
July 29, 2021	27,000	LIBOR	2.50%	SunTrust	519	960
	$79,000				$1,492	$2,778
The interest rate swap converts floating rates to fixed rates for seven years which began in March 2014. The interest rate caps cap our interest rates for seven years which began in July 2014. As of September 30, 2015, we deposited $2.8 million of collateral with the counterparty to the swap and caps.
In September 2010, concurrently with the issuance of $200.0 million principal amount of 3.50% Convertible Senior Notes due September 15, 2015 (the "2015 notes"), we entered into hedge transactions (the "2015 notes hedges") with two counterparties whereby we would receive the cash equivalent of the conversion spread on 16.0 million shares of our common stock based upon a strike price of $12.50 per share, subject to certain conversion rate adjustments in the 2015 notes. The number of shares and strike price of the 2015 notes hedges are subject to adjustment based on dividends we pay subsequent to their purchase. At December 31, 2014, as a result of partial unwind transactions executed in 2013 and 2014 and cash dividend adjustments, we had 2015 notes hedges outstanding on 1.8 million shares of our common stock at a strike price of $12.25 per share. The 2015 notes hedges expired on September 15, 2015, and we received $25.8 million in cash. The 2015 notes hedges were accounted for as derivative assets and were included in other assets in our consolidated balance sheets. The 2015 notes embedded conversion derivative liability was settled with the extinguishment of the 2015 notes (see Note 6) whereby we paid holders of the notes a total of $25.8 million in cash to settle the conversion premium. The 2015 notes hedges and 2015 notes embedded conversion derivative were adjusted to fair value each reporting period and unrealized gains and losses are reflected in our consolidated statements of operations.
In separate transactions, we sold warrants (the "2015 warrants") to the 2015 notes hedges counterparties for the purchase of up to 16.0 million shares of our common stock at a price of $16.00 per share. We received $15.6 million in cash proceeds from the sale of the 2015 warrants, which was recorded as an increase in additional paid-in capital. The number of shares and strike price of the warrants are subject to adjustment based on dividends we pay subsequent to selling the warrants. The warrants expire on various dates from December 2015 through March 2016 and are intended to be settled in net shares. Changes in the fair value of these warrants will not be recognized in our consolidated financial statements as long as the instruments remain classified as equity. At September 30, 2015 and December 31, 2014, as a result of partial unwind transactions executed in 2013 and 2014 and cash dividend adjustments, we had 2015 warrants outstanding on 1.8 million shares of our common stock at a strike price of $15.68 per share.

At September 30, 2015 and 2014, the remaining 2015 warrants were dilutive as the average price of our common stock exceeded the strike price of the 2015 warrants and the effect has been included in diluted earnings per share for the three and nine months ended September 30, 2015 and 2014.
6. Notes Payable
The carrying amount of the 2015 notes and the amount by which the if-converted value exceeds the outstanding principal for the 2015 notes is as follows:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Principal amount of liability component	$—	$22,377
Unamortized discount	—	(698)
Net carrying amount of liability component	$—	$21,679

Amount by which the if-converted value exceeds principal	$—	$30,497
The discount was amortized over the expected life of the 2015 notes, which was the maturity date of September 15, 2015. The effective interest rate for the 2015 notes was 8.9%. The interest cost recognized in operations for the convertible notes, inclusive of the coupon and amortization of the discount and debt issue costs, was $0.4 million and $1.4 million for the three and nine months ended September 30, 2015, compared to $1.9 million and $7.6 million for the same periods in 2014. The 2015 notes were excluded from the dilutive effect in our diluted earnings per share calculation as they were intended to be, and were, settled only in cash.
The 2015 notes matured and were extinguished on September 15, 2015. Total consideration paid to holders of the 2015 notes at maturity was $48.2 million in cash, which included $22.4 million principal amount and $25.8 million conversion premium. See Note 5 for a discussion of the settlement of the 2015 notes embedded derivative liability.
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
We have a $140 million unsecured revolving line of credit agreement with five banks that terminates on November 22, 2017. The interest rate is floating at a rate based on our election that will be equal to the alternate base rate (as defined in the credit agreement) plus the applicable margin or the adjusted LIBOR rate (as defined in the credit agreement) plus the applicable margin. We also pay a commitment fee based on the available unused portion of the credit facility. The applicable margin and commitment fee rate are based on our credit rating and can change throughout the period of the credit facility. Based upon our current credit rating, the applicable margin is 0.75% for alternate base rate borrowings and 1.75% for adjusted LIBOR rate borrowings, and the commitment fee is 0.30%. Under this agreement, we are required to maintain a minimum risk-based capital ratio at our subsidiary, American Equity Investment Life Insurance Company ("American Equity Life"), of 275%, a maximum ratio of adjusted debt to total adjusted capital of 0.35, and a minimum level of statutory surplus at American Equity Life equal to the sum of 1) 80% of statutory surplus at September 30, 2013, 2) 50% of the statutory net income for each fiscal quarter ending after September 30, 2013, and 3) 50% of all capital contributed to American Equity Life after September 30, 2013. The agreement contains an accordion feature that allows us, on up to three occasions and subject to credit availability, to increase the credit facility by an additional $50 million in the aggregate. We also have the ability to extend the maturity date by an additional one year past the initial maturity date of November 22, 2017 with the consent of the extending banks. There are currently no guarantors of the credit facility, but certain of our subsidiaries must guarantee our obligations under the credit agreement if such subsidiaries guarantee other material amounts of our debt. No amounts were outstanding at September 30, 2015 and December 31, 2014. As of September 30, 2015, $577.5 million is unrestricted and could be distributed to shareholders and still be in compliance with all covenants under this credit agreement.
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). The maximum amount borrowed was $40.6 million and $138.7 million during the nine months ended September 30, 2015 and 2014, respectively. When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $0.6 million for the nine months ended September 30, 2015 compared to $0.9 million and $9.4 million for the three and nine months ended September 30, 2014. We had no borrowings under repurchase agreements during the three months ended September 30, 2015. The weighted average interest rate on amounts due under repurchase agreements was 0.39% for the nine months ended September 30, 2015 compared to 0.35% and 0.15% for the three and nine months ended September 30, 2014.

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
We recorded an estimated litigation liability of $17.5 million during the third quarter of 2012 related to the Los Angeles Case. We increased our estimated litigation liability for this matter to $21.2 million during the fourth quarter of 2013 following the passage of the deadline for submission of claims by class members in the lawsuit and based upon information available at that time. However, we decreased the liability by $2.3 million in the first quarter of 2014 as additional information became available concerning the nature and magnitude of the claims received. In addition, during the first quarter of 2014, we paid $7.8 million in legal fees to the plaintiffs' counsel. The estimated litigation liability at September 30, 2015 is $11.1 million. While review of the claim forms has been stayed due to the appeal and it is difficult to predict the amount of the liabilities that will ultimately result from the completion of the claims process, the $11.1 million litigation liability represents our best estimate of probable loss with respect to this litigation. In light of the inherent uncertainties involved in the matter described above, there can be no assurance that such litigation, or any other pending or future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.
In addition to our commitments to fund mortgage loans, we have unfunded commitments at September 30, 2015 to limited partnerships of $28.5 million and to secured bank loans of $13.9 million.

8. Earnings Per Share and Stockholders' Equity
Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Numerator:
Net income - numerator for earnings per common share	$97,306	$67,815	$186,054	$94,806

Denominator:
Weighted average common shares outstanding (1)	79,675,955	75,082,852	77,994,602	74,030,290
Effect of dilutive securities:
Convertible senior notes	—	1,982,089	—	2,485,974
2015 warrants and equity forward sale agreements	714,980	1,230,020	766,795	1,730,077
Stock options and deferred compensation agreements	981,271	1,115,927	1,076,166	1,185,973
Restricted stock and restricted stock units	186,430	56,222	139,747	44,944
Denominator for earnings per common share - assuming dilution	81,558,636	79,467,110	79,977,310	79,477,258

Earnings per common share	$1.22	$0.90	$2.39	$1.28
Earnings per common share - assuming dilution	$1.19	$0.85	$2.33	$1.19

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.
Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
		Minimum	Maximum
Three months ended September 30, 2015	—	$—	$—
Three months ended September 30, 2014	1,275,050	$24.79	$24.79
Nine months ended September 30, 2015	—	$—	$—
Nine months ended September 30, 2014	1,275,050	$24.79	$24.79
Stockholders' Equity
In August 2015, we completed an underwritten public offering of 8,600,000 shares of our common stock at a public offering price of $25.25 per share, of which 4,300,000 shares are subject to a forward sale agreement described below. The offering of 4,300,000 shares of our common stock (shares not subject to the forward sale agreement) resulted in initial net proceeds of approximately $104.5 million (after deducting fees and expenses related to the offering). The underwriters exercised in full their option to purchase 1,290,000 additional shares of common stock, which is subject to a separate forward sale agreement. Settlement of the forward sale agreements will occur on one or more dates occurring no later than 12 months after August 12, 2015, the closing date of the offering. We used the net proceeds from the offering for a capital contribution to the capital and surplus of our primary life insurance subsidiary. If we elect to exercise our rights to physically settle the forward sales agreements, we intend to use the net proceeds from the settlement for general corporate purposes, including contributions to the capital and surplus of our life insurance subsidiaries to support their continued growth and maintain desired financial strength ratings.
The forward sale agreements had no initial fair value since they were entered into at the then market price of the common stock. The forward sale agreements are equity instruments and they qualify for an exception from derivative and fair value accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at September 30, 2015, and the unaudited consolidated results of operations for the three and nine month periods ended September 30, 2015 and 2014, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Average yield on invested assets	4.79%	4.89%	4.77%	4.89%
Aggregate cost of money	1.96%	2.07%	1.96%	2.12%
Aggregate investment spread	2.83%	2.82%	2.81%	2.77%

Impact of:
Investment yield - additional prepayment income	0.14%	0.07%	0.08%	0.05%
Cost of money benefit of over hedging	0.02%	0.05%	0.05%	0.03%

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
As reported in previous filings, in response to the persistent low interest rate environment, we have been reducing policyholder crediting rates for new annuities and existing annuities since the fourth quarter of 2011. Spread results for the 2015 and 2014 periods reflect the benefit from these reductions; however, the reductions in cost of money were offset by continued lower yields available on investments. We reduced new money crediting rates in early March of 2015 by approximately 0.20%. In addition, during the first quarter of 2015, we began to initiate additional renewal crediting rate reductions on existing policies. A portion of the 2015 renewal rate reductions occurred in the first three quarters of 2015 and the remaining will occur on policy anniversary dates over the next nine months. Our active management of renewal crediting rates will continue should the low investment yields currently available to us persist.
The current interest rate environment with low yields for investments with the credit quality we prefer presents a strong headwind to restoring our investment spread to the 3.00% target rate. With our portfolio yield still under pressure from lower rates on benchmark U.S. Treasury securities and narrower credit spreads, further adjustments to new and renewal crediting rates will be considered. We have on average 0.56% of room to reduce rates before we would reach guaranteed rates on the entire September 30, 2015 in force book of business.
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
Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014
Annuity deposits by product type collected during the three and nine months ended September 30, 2015 and 2014, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2015	2014	2015	2014
	(Dollars in thousands)
Fixed index annuities	$1,764,179	$1,041,449	$4,748,612	$2,883,106
Annual reset fixed rate annuities	8,425	10,959	32,612	43,359
Multi-year fixed rate annuities	45,032	13,741	132,249	90,391
Single premium immediate annuities	8,921	5,633	27,085	18,059
Total before coinsurance ceded	1,826,557	1,071,782	4,940,558	3,034,915
Coinsurance ceded	98,881	36,308	272,827	118,699
Net after coinsurance ceded	$1,727,676	$1,035,474	$4,667,731	$2,916,216
Annuity deposits before coinsurance ceded increased 70% during the third quarter of 2015 and 63% during the nine months ended September 30, 2015 compared to the same periods in 2014. We attribute these increases in sales to our attractive product offerings, our consistent presence in the fixed index annuity market, our continued strong relationships with and excellent service provided to our distribution partners, the withdrawal in the first quarter of 2015 of a competitor's guaranteed income product that had been the source of significant competition, the increased attractiveness of safe money products in volatile markets and lower interest rates on competing products such as bank certificates of deposit.
In August 2015, we completed an underwritten public offering of 9,890,000 shares of our common stock at a public offering price of $25.25 per share, of which 5,590,000 shares are subject to forward sale agreements. The forward sale agreements provide us with flexibility in managing our capital based upon sales levels. The net proceeds available to us through physical settlement of the forward sale agreements based on the forward sale price would be approximately $135.8 million. See Note 8 to our unaudited consolidated financial statements in this Form 10-Q for more information on this offering. We believe our existing statutory capital and surplus, the statutory surplus we expect to generate internally through statutory earnings and the capital raised through the public offering will be sufficient to support the level of sales we are currently experiencing.
Net income, in general, has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 15% to $38.9 billion for the third quarter of 2015 and 14% to $37.4 billion for the nine months ended September 30, 2015 compared to $33.8 billion and $32.9 billion for the same periods in 2014. Our investment spread measured in dollars was $239.5 million for the third quarter of 2015 and $688.9 million for the nine months ended September 30, 2015 compared to $206.8 million and $587.9 million for the same periods in 2014. As previously mentioned, our investment spread has been negatively impacted by the extended low interest rate environment (see Net investment income).

Net income is also impacted by the change in fair value of derivatives and embedded derivatives which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income for the three and nine months ended September 30, 2015 was positively impacted by increases in the discount rates used to estimate the fair value of our embedded derivative liabilities. Net income for the three months ended September 30, 2014 was positively impacted by increases in the discount rates used to estimate our embedded derivative liabilities, while net income for the nine months ended September 30, 2014 was negatively impacted by decreases in the discount rates used to estimate our embedded derivative liabilities. The negative effect on net income for the nine months ended September 30, 2014 due to the decrease in discount rates was offset by revisions of assumptions used in determining fixed index annuity embedded derivatives that were made in the second quarter of 2014. These revisions, which consisted of changes in the lapse and expected costs of annual call options assumptions, decreased the change in fair value of embedded derivatives for the nine months ended September 30, 2014 by $62.6 million, which after related adjustments to deferred sales inducements and deferred policy acquisition costs and income taxes, increased net income for the nine months ended September 30, 2014 by $14.8 million. See Change in fair value of embedded derivatives.
We periodically revise the key assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. The impact of unlocking during the three and nine months ended September 30, 2015 was a $5.6 million decrease in amortization of deferred sales inducements and a $11.0 million decrease in amortization of deferred policy acquisition costs and included the impact of account balance true ups as of September 30, 2015 and adjustment to future period assumptions for investment spread and lapses. The unlocking process increased net income for the three and nine months ended September 30, 2015 by $10.7 million. The impact of unlocking during the three and nine months ended September 30, 2014 was a $12.6 million decrease in amortization of deferred sales inducements and a $35.5 million decrease in amortization of deferred policy acquisition costs and included the impact of account balance true ups as of September 30, 2014 and adjustment to future period assumptions for investment spread, lapses and certain expenses. The unlocking process increased net income for the three and nine months ended September 30, 2014 by $31.0 million.
Net income for the 2015 periods was negatively impacted by a revision of assumptions used in determining reserves held for living income benefit riders. The impact increased interest sensitive and index product benefits for the three and nine months ended September 30, 2015 by $18.3 million and decreased net income for the three and nine months ended September 30, 2015 by $11.8 million and included the impact of account balance true ups as of September 30, 2015 and adjustment to future period assumptions for the ages at which people elect to exercise the benefit and lapses. For the three and nine months ended September 30, 2014, the impact from the revision of these assumptions, which were consistent with unlocking for deferred policy acquisition costs and deferred sales inducements, increased interest sensitive and index product benefits by $12.4 million and decreased net income for the three and nine months ended September 30, 2014 by $8.0 million.
During the nine months ended September 30, 2015, we extinguished the remaining $22.4 million principal amount of our convertible notes. No gain or loss was recognized related to this extinguishment. During the nine months ended September 30, 2014, we extinguished $82.7 million principal amount of two issues of convertible notes. The loss on extinguishment of debt recognized was $10.6 million ($7.9 million after income taxes).
Operating income (a non-GAAP financial measure) decreased 28% to $45.9 million in the third quarter of 2015 and increased 4% to $145.7 million for the nine months ended September 30, 2015 compared to $64.0 million and $139.9 million for the same periods in 2014.
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

The adjustments made to net income to arrive at operating income for the three and nine months ended September 30, 2015 and 2014 are set forth in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Reconciliation of net income to operating income:
Net income	$97,306	$67,815	$186,054	$94,806
Adjustments to arrive at operating income:
Net realized (gains) losses and net OTTI losses on investments, net of offsets	1,639	1,551	(1,829)	3,476
Change in fair value of derivatives and embedded derivatives - index annuities, net of offsets	(54,535)	(4,957)	(40,152)	34,636
Change in fair value of derivatives and embedded derivatives - debt, net of income taxes	1,506	(427)	1,606	29
Extinguishment of debt, net of income taxes	—	—	—	7,912
Litigation reserve, net of offsets	—	—	—	(916)
Operating income	$45,916	$63,982	$145,679	$139,943
The amounts disclosed in the reconciliation above are net of income taxes and where applicable, are net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
Operating income for the 2015 periods includes benefit from unlocking which decreased amortization of deferred sales inducements by $0.5 million and amortization of deferred acquisition costs by $4.3 million and increased operating income by $3.1 million for the three and nine months ended September 30, 2015. The three and nine months ended September 30, 2014 includes benefit from unlocking which decreased amortization of deferred sales inducements by $10.7 million and amortization of deferred acquisition costs by $33.0 million and increased operating income by $28.2 million.
Operating income for the 2015 periods also includes expense from a revision of assumptions used in determining reserves held for living income benefit riders which increased interest sensitive and index product benefits for the three and nine months ended September 30, 2015 by $18.3 million and decreased operating income for the three and nine months ended September 30, 2015 by $11.8 million. For the three and nine months ended September 30, 2014, the impact increased interest sensitive and index product benefits by $12.4 million and decreased operating income by $8.0 million.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 19% to $38.0 million in the third quarter of 2015 and 15% to $99.1 million for the nine months ended September 30, 2015 compared to $32.0 million and $86.5 million for the same periods in 2014. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Surrender charges	$13,104	$11,717	$36,071	$37,082
Lifetime income benefit riders (LIBR) fees	24,871	20,241	62,995	49,395
	$37,975	$31,958	$99,066	$86,477

Withdrawals from annuity policies subject to surrender charges	$106,939	$66,476	$288,135	$252,993
Average surrender charge collected on withdrawals subject to surrender charges	12.3%	17.6%	12.5%	14.7%

Fund values on policies subject to LIBR fees	$3,816,764	$3,301,219	$10,295,527	$8,733,843
Weighted average per policy LIBR fee	0.65%	0.61%	0.61%	0.57%
The increases in annuity product charges were primarily attributable to increases in fees assessed for lifetime income benefit riders due to a larger volume of business in force subject to the fee. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders.

Net investment income increased 13% to $436.1 million in the third quarter of 2015 and 11% to $1.3 billion for the nine months ended September 30, 2015 compared to $386.9 million and $1.1 billion for the same periods in 2014. These increases were principally attributable to the growth in our annuity business and a corresponding increase in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 15% to $36.5 billion for the third quarter of 2015 and 14% to $35.1 billion for the nine months ended September 30, 2015 compared to $31.7 billion and $30.8 billion for the same periods in 2014. The average yield earned on average invested assets was 4.79% for the third quarter of 2015 and 4.77% for the nine months ended September 30, 2015 compared to 4.89% for both of the same periods in 2014.
The decreases in yield earned on average invested assets were attributable to yields on investments purchased in the first nine months of 2015 and in 2014 being lower than the overall portfolio yield. Additionally, net investment income and average yield were positively impacted by prepayment and fee income received resulting in additional net investment income of $13.1 million and $20.0 million for the three and nine months ended September 30, 2015 and $5.4 million and $10.5 million for the same periods in 2014, respectively.
Change in fair value of derivatives consists of call options purchased to fund annual index credits on fixed index annuities, the 2015 notes hedges related to our 2015 notes and an interest rate swap and interest rate caps that hedge our floating rate subordinated debentures. The components of change in fair value of derivatives are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$(17,336)	$223,504	$193,957	$550,935
Change in unrealized gains/losses	(329,702)	(177,573)	(590,356)	(159,762)
2015 notes hedges	(1,141)	(6,823)	(4,516)	(27,124)
Interest rate swap	(2,349)	254	(3,283)	(2,996)
Interest rate caps	(832)	(144)	(1,286)	(2,459)
	$(351,360)	$39,218	$(405,484)	$358,594
The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
S&P 500 Index
Point-to-point strategy	0.0 - 8.0%	1.0 - 11.5%	0.0 - 8.9%	1.0 - 11.5%
Monthly average strategy	0.0 - 7.4%	0.8 - 9.0%	0.0 - 9.0%	0.8 - 11.1%
Monthly point-to-point strategy	0.0 - 6.5%	0.0 - 17.9%	0.0 - 12.1%	0.0 - 19.9%
Fixed income (bond index) strategies	0.0 - 7.0%	0.0 - 8.0%	0.0 - 10.0%	0.0 - 8.0%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$283	$179	$4,783	$1,536
Gross realized losses	(97)	(148)	(897)	(910)
	186	31	3,886	626
Other investments:
Gain on sale of real estate	2,245	455	3,278	1,493
Loss on sale of real estate	—	—	(575)	(231)
Impairment losses on real estate	(570)	(1,436)	(1,199)	(2,235)
	1,675	(981)	1,504	(973)
Mortgage loans on real estate:
Decrease (increase) in allowance for credit losses	(702)	(2,240)	597	(5,787)
Recovery of specific allowance	—	—	4,375	—
	(702)	(2,240)	4,972	(5,787)
	$1,159	$(3,190)	$10,362	$(6,134)
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
Net OTTI losses recognized in operations increased to $5.2 million in the third quarter of 2015 and increased to $6.2 million for the nine months ended September 30, 2015 compared to $0.6 million and $2.1 million for the same periods in 2014. See Financial Condition - Investments and Note 3 to our unaudited consolidated financial statements for additional discussion of write downs of securities for other than temporary impairments.
Interest sensitive and index product benefits decreased 50% to $213.5 million in the third quarter of 2015 and 28% to $802.4 million for the nine months ended September 30, 2015 compared to $429.4 million and $1.1 billion for the same periods in 2014. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Index credits on index policies	$101,170	$323,682	$515,675	$831,524
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	64,680	71,113	194,476	215,213
Lifetime income benefit riders	47,615	34,620	92,280	67,644
	$213,465	$429,415	$802,431	$1,114,381
The decreases in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $103.8 million and $529.2 million for the three and nine months ended September 30, 2015, compared to $327.8 million and $834.5 million for the same periods in 2014. The decreases in interest credited were primarily due to decreases in the average rate credited to the annuity liabilities outstanding receiving a fixed rate of interest. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 15% to $38.9 billion during the third quarter of 2015 and 14% to $37.4 billion for the nine months ended September 30, 2015 compared $33.8 billion and $32.9 billion for the same periods in 2014. The increase in benefits recognized for living income benefit rider was due to an increase in the number of policies with lifetime income benefit riders and correlates to the increase in fees discussed in Annuity product charges.
See Net income above for discussion of the impact of revisions of assumptions used in determining reserves held for living income benefit riders and interest sensitive and index product benefits for the three and nine months ended September 31, 2015 and 2014.

Amortization of deferred sales inducements, in general, has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 87% of our net annuity deposits during both the three and nine months ended September 30, 2015, respectively, compared to 95% and 96% during the same periods in 2014. The increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations and, for the nine months ended September 30, 2014, amortization associated with changes in litigation liabilities. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years. Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$53,163	$36,774	$155,014	$125,476
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	13,334	4,456	(3,279)	(28,003)
Net realized gains (losses) on investments, net OTTI losses recognized in operations and changes in litigation liabilities	(690)	(569)	543	(797)
Amortization of deferred sales inducements after gross profit adjustments	$65,807	$40,661	$152,278	$96,676
See Net income above for discussion of the impact of unlocking on amortization of deferred sales inducements for the three and nine months ended September 31, 2015 and 2014. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2014.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)

Fixed index annuities - embedded derivatives	$(413,583)	$(188,383)	$(578,596)	$9,704
2015 notes embedded conversion derivative	(1,141)	(6,823)	(4,516)	(31,356)
	$(414,724)	$(195,206)	$(583,112)	$(21,652)
The change in fair value of the fixed index annuity embedded derivatives resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in Change in fair value of derivatives; (ii) changes in discount rates used in estimating our embedded derivative liabilities; and (iii) the growth in the host component of the policy liability. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2014. The primary reasons for the decreases in the change in fair value of the fixed index annuity embedded derivatives during the three and nine months ended September 30, 2015 were increases in the discount rates used in estimating the fair value of our liability and decreases in the expected index credits on the next policy anniversary dates resulting from decreases in the fair value of the call options acquired to fund these index credits during the first nine months of 2015 as compared to the first nine months of 2014.
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
Interest expense on notes payable decreased 17% to $7.3 million in the third quarter of 2015 and 22% to $22.0 million for the nine months ended September 30, 2015 compared to $8.7 million and $28.1 million for the same periods in 2014. The decreases in interest expense are primarily attributable to the extinguishment of $137.9 million principal amount of our convertible senior notes in 2014.

Amortization of deferred policy acquisition costs, in general, has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations and, for the nine months ended September 30, 2014, amortization associated with changes in litigation liabilities. As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. Amortization of deferred policy acquisition costs is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$71,715	$36,322	$216,608	$167,677
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(2,992)	4,134	(30,532)	(52,500)
Net realized gains (losses) on investments, net OTTI losses recognized in operations and changes in litigation liabilities	(838)	(785)	795	(1,228)
Amortization of deferred policy acquisition costs after gross profit adjustments	$67,885	$39,671	$186,871	$113,949
See Net income above for discussion of the impact of unlocking on amortization of deferred sales inducements for the three and nine months ended September 31, 2015 and 2014. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2014.
Other operating costs and expenses increased 19% to $24.5 million in the third quarter of 2015 and increased 16% to $70.5 million for the nine months ended September 30, 2015 compared to $20.6 million and $60.6 million for the same periods in 2014. The three and nine months ended September 30, 2015 reflect increases in salaries and benefits related to an increased number of employees, cost of overtime and increased incentive compensation. In addition, the three and nine months ended September 30, 2015 reflect an increase in expense for reinsurance risk charges due to growth in our policyholder liabilities and an increase in printing and postage expenses due to the increase in sales as compared to the same periods in 2014. For the nine months ended September 30, 2015, these increases were offset by certain non-recurring items related to the recovery of funds from a reinsurer related to a previously paid guaranty fund assessment, the recovery of a state tax refund and the reduction of a liability associated with certain employee benefits which totaled approximately $1.6 million. The nine months ended September 30, 2014, reflect a decrease in an estimated litigation liability of $2.3 million (see Note 7 to our unaudited consolidated financial statements).
Income tax expense increased to $51.4 million in the third quarter of 2015 and increased to $98.3 million for the nine months ended September 30, 2015 compared to $36.5 million and $50.5 million for the same periods in 2014. The change in income tax expense was primarily due to changes in income before income taxes.
Income tax expense and the resulting effective tax rate are based upon two components of income before income taxes ("pretax income") that are taxed at different tax rates. Life insurance income is generally taxed at an effective rate of approximately 35.5% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income (loss) for the parent company and other non-life insurance subsidiaries is generally taxed at an effective tax rate of 41.5% reflecting the combined federal / state income tax rates. The effective tax rates resulting from the combination of the income tax provisions for the life / non-life sources of income vary from period to period based primarily on the relative size of pretax income from the two sources. The effective tax rate was 34.6% for both the three and nine months ended September 30, 2015, respectively, and 35.0% and 34.8% for the same periods in 2014, respectively.

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
The composition of our investment portfolio is summarized as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$37,681	0.1%	$138,460	0.4%
United States Government sponsored agencies	1,314,748	3.4%	1,393,890	3.9%
United States municipalities, states and territories	3,760,888	9.8%	3,723,309	10.4%
Foreign government obligations	216,987	0.6%	193,803	0.5%
Corporate securities	23,536,322	61.3%	21,566,724	59.9%
Residential mortgage backed securities	1,556,308	4.0%	1,751,345	4.9%
Commercial mortgage backed securities	3,941,863	10.3%	2,807,620	7.8%
Other asset backed securities	1,101,619	2.9%	946,483	2.6%
Total fixed maturity securities	35,466,416	92.4%	32,521,634	90.4%
Equity securities	7,833	—%	7,805	—%
Mortgage loans on real estate	2,452,402	6.4%	2,434,580	6.8%
Derivative instruments	180,649	0.5%	731,113	2.0%
Other investments	284,994	0.7%	286,726	0.8%
	$38,392,294	100.0%	$35,981,858	100.0%
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	September 30, 2015		December 31, 2014
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$22,808,058	64.3%	$20,672,331	63.6%
Baa	11,300,580	31.9%	10,516,834	32.3%
Total investment grade	34,108,638	96.2%	31,189,165	95.9%
Ba	704,655	2.0%	548,681	1.7%
B	56,943	0.1%	87,272	0.3%
Caa and lower	421,999	1.2%	497,477	1.5%
In or near default	174,181	0.5%	199,039	0.6%
Total below investment grade	1,357,778	3.8%	1,332,469	4.1%
	$35,466,416	100.0%	$32,521,634	100.0%

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
A summary of our fixed maturity securities by NAIC designation is as follows:

	September 30, 2015				December 31, 2014
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$21,918,272	$23,171,086	$23,171,086	65.3%	$19,223,151	$20,941,634	$20,941,634	64.4%
2	11,432,147	11,581,162	11,581,162	32.7%	10,432,593	10,981,618	10,981,618	33.8%
3	745,289	679,289	693,863	2.0%	602,191	583,313	583,907	1.8%
4	31,042	17,256	17,256	—%	22,888	14,089	14,089	—%
5	—	—	—	—%	—	—	—	—%
6	8,154	3,049	3,049	—%	655	386	386	—%
	$34,134,904	$35,451,842	$35,466,416	100.0%	$30,281,478	$32,521,040	$32,521,634	100.0%
The amortized cost and fair value of fixed maturity securities at September 30, 2015, by contractual maturity, are presented in Note 3 to our unaudited consolidated financial statements in this form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
		(Dollars in thousands)
September 30, 2015
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$7,542	$(111)	$7,431
United States Government sponsored agencies	8	597,247	(7,702)	589,545
United States municipalities, states and territories	59	229,069	(8,221)	220,848
Foreign government obligations	6	69,374	(10,153)	59,221
Corporate securities:
Finance, insurance and real estate	112	1,655,481	(52,252)	1,603,229
Manufacturing, construction and mining	251	3,288,207	(232,857)	3,055,350
Utilities and related sectors	164	1,833,845	(84,874)	1,748,971
Wholesale/retail trade	31	396,894	(19,648)	377,246
Services, media and other	68	751,519	(25,387)	726,132
Residential mortgage backed securities	20	60,133	(1,833)	58,300
Commercial mortgage backed securities	113	1,318,321	(30,160)	1,288,161
Other asset backed securities	20	226,030	(10,670)	215,360
	854	$10,433,662	$(483,868)	$9,949,794
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,574	$(14,574)	$62,000

December 31, 2014
Fixed maturity securities, available for sale:
United States Government full faith and credit	1	$513	$(15)	$498
United States Government sponsored agencies	7	624,272	(13,933)	610,339
United States municipalities, states and territories	17	28,658	(711)	27,947
Foreign government obligations	3	29,689	(3,953)	25,736
Corporate securities:
Finance, insurance and real estate	40	672,176	(18,863)	653,313
Manufacturing, construction and mining	138	1,843,254	(71,077)	1,772,177
Utilities and related sectors	77	736,603	(18,338)	718,265
Wholesale/retail trade	17	193,605	(5,412)	188,193
Services, media and other	39	418,942	(9,706)	409,236
Residential mortgage backed securities	12	44,747	(2,205)	42,542
Commercial mortgage backed securities	33	432,201	(3,323)	428,878
Other asset backed securities	17	208,937	(7,885)	201,052
	401	$5,233,597	$(155,421)	$5,078,176
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,432	$(594)	$75,838
Unrealized losses increased $342.4 million from $156.0 million at December 31, 2014 to $498.4 million at September 30, 2015. The increase in unrealized losses was primarily due to a general widening in credit spreads in select industries and credits during the nine months ended September 30, 2015. The 10-year treasury yield curve rates at September 30, 2015 and December 31, 2014 were 2.03% and 2.17%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
September 30, 2015
1	$5,006,728	49.9%	$(128,511)	25.8%
2	4,475,823	44.7%	(281,640)	56.5%
3	523,532	5.2%	(69,382)	13.9%
4	17,256	0.2%	(13,784)	2.8%
5	—	—%	—	—%
6	3,029	—%	(5,125)	1.0%
	$10,026,368	100.0%	$(498,442)	100.0%
December 31, 2014
1	$2,366,939	45.9%	$(44,380)	28.5%
2	2,381,413	46.2%	(77,681)	49.8%
3	391,792	7.6%	(24,876)	15.9%
4	14,089	0.3%	(8,799)	5.6%
5	—	—%	—	—%
6	375	—%	(279)	0.2%
	$5,154,608	100.0%	$(156,015)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 855 and 402 securities, respectively) have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014, along with a description of the factors causing the unrealized losses is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in the Item 2.

The amortized cost and fair value of fixed maturity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher are considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
September 30, 2015
Fixed maturity securities:
Investment grade:
Less than six months	617	$7,621,554	$7,386,385	$(235,169)
Six months or more and less than twelve months	97	1,757,803	1,656,232	(101,571)
Twelve months or greater	40	484,057	417,759	(66,298)
Total investment grade	754	9,863,414	9,460,376	(403,038)
Below investment grade:
Less than six months	69	321,367	297,616	(23,751)
Six months or more and less than twelve months	11	91,295	79,011	(12,284)
Twelve months or greater	21	234,160	174,791	(59,369)
Total below investment grade	101	646,822	551,418	(95,404)
	855	$10,510,236	$10,011,794	$(498,442)

December 31, 2014
Fixed maturity securities:
Investment grade:
Less than six months	154	$2,114,497	$2,065,474	$(49,023)
Six months or more and less than twelve months	6	85,951	82,264	(3,687)
Twelve months or greater	155	2,664,255	2,595,916	(68,339)
Total investment grade	315	4,864,703	4,743,654	(121,049)
Below investment grade:
Less than six months	55	153,861	151,532	(2,329)
Six months or more and less than twelve months	12	48,846	46,956	(1,890)
Twelve months or greater	20	242,619	211,872	(30,747)
Total below investment grade	87	445,326	410,360	(34,966)
	402	$5,310,029	$5,154,014	$(156,015)

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
September 30, 2015
Investment grade:
Less than six months	22	$211,075	$147,683	$(63,392)
Six months or more and less than twelve months	1	3,218	2,253	(965)
Twelve months or greater	—	—	—	—
Total investment grade	23	214,293	149,936	(64,357)
Below investment grade:
Less than six months	9	104,204	72,539	(31,665)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	1	12,281	3,750	(8,531)
Total below investment grade	10	116,485	76,289	(40,196)
	33	$330,778	$226,225	$(104,553)

December 31, 2014
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—
Below investment grade:
Less than six months	—	—	—	—
Six months or more and less than twelve months	3	43,881	28,651	(15,230)
Twelve months or greater	1	655	375	(280)
Total below investment grade	4	44,536	29,026	(15,510)
	4	$44,536	$29,026	$(15,510)

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
September 30, 2015
Due in one year or less	$20,667	$20,256	$—	$—
Due after one year through five years	154,607	149,899	—	—
Due after five years through ten years	4,449,940	4,281,618	—	—
Due after ten years through twenty years	1,896,624	1,828,692	—	—
Due after twenty years	2,307,340	2,107,508	76,574	62,000
	8,829,178	8,387,973	76,574	62,000
Residential mortgage backed securities	60,133	58,300	—	—
Commercial mortgage backed securities	1,318,321	1,288,161	—	—
Other asset backed securities	226,030	215,360	—	—
	$10,433,662	$9,949,794	$76,574	$62,000

December 31, 2014
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	74,447	73,594	—	—
Due after five years through ten years	2,753,526	2,692,393	—	—
Due after ten years through twenty years	1,091,955	1,061,437	—	—
Due after twenty years	627,784	578,280	76,432	75,838
	4,547,712	4,405,704	76,432	75,838
Residential mortgage backed securities	44,747	42,542	—	—
Commercial mortgage backed securities	432,201	428,878	—	—
Other asset backed securities	208,937	201,052	—	—
	$5,233,597	$5,078,176	$76,432	$75,838

International Exposure
We hold fixed maturity securities with international exposure. As of September 30, 2015, 16% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. All of these securities are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2), except for 20 securities with a total fair value of $117.9 million which have a NAIC 3 designation and one security with a fair value of $3.0 million which has an NAIC 6 designation. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	September 30, 2015
	Amortized Cost	Carrying Amount/Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$231,761	$249,974	0.7%
Asia/Pacific	364,013	374,208	1.1%
Non-GIIPS Europe	2,471,399	2,544,977	7.2%
Latin America	240,278	208,981	0.6%
Non-U.S. North America	1,176,395	1,147,498	3.2%
Australia & New Zealand	531,928	541,671	1.5%
Other	378,356	413,988	1.2%
	$5,394,130	$5,481,297	15.5%

(1)
Greece, Ireland, Italy, Portugal and Spain continue to cause credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. All of our exposure in GIIPS are corporate securities with issuers domiciled in these countries. None of our foreign government obligations were held in any of these countries.

Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our RMBS as we monitor all of our RMBS on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At September 30, 2015, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Investment grade
Corporate fixed maturity securities:
Finance	1	$20,000	$(3,618)	$16,382	49	—
Industrial	2	24,656	(9,256)	15,400	13 - 29	1 - 4
	3	44,656	(12,874)	31,782
Other asset backed securities	1	3,218	(965)	2,253	54	5
	4	47,874	(13,839)	34,035

Below investment grade
Corporate fixed maturity securities:
Industrial	6	39,291	(21,179)	18,112	13 - 31	4 - 13
Telecommunications	1	6,000	(3,090)	2,910	15	3
	7	45,291	(24,269)	21,022
Other asset backed securities	1	8,154	(5,125)	3,029	28	9
	8	53,445	(29,394)	24,051
	12	$101,319	$(43,233)	$58,086
One of the securities on the watch list have Eurozone exposure that has contributed to their depressed fair values. Our analysis of all of the securities on the watch list that we have determined are temporarily impaired and their credit performance at September 30, 2015 is as follows:
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
Other asset backed securities: The decline in value of the investment grade other asset backed security is due to poor performance in the underlying pool of student loans. The investment is backed by a guarantee from the for-profit education services provider. We have determined that this security was not other than temporarily impaired, because the guarantee is in good standing and all required payments have been made, including hyper-amortization payments triggered by the performance of the student loan portfolio. The decline in value of the below investment grade other asset backed security is related directly to the decline in oil prices and the financial stability of its operator. The issuer has direct exposure to the oil market as its primary business is deep water drilling. As oil prices have declined the operator of the deep water vessel has experienced financial pressure on its balance sheet. While the issuer has filed for what is equivalent to Chapter 11 bankruptcy, our asset has not been included in the bankruptcy, and is 100% secured by the deep water drilling asset providing a level of safety in principal recovery.

Telecommunications: The decline in the value of this security is the result of regional economic recessionary pressure and an increase in competition in the markets it operates. There is potential for merger and acquisition activity in this market and an increase in price volatility is expected. While this issuer has seen weakened performance and heightened risk of merger activity, we have determined that this security was not other than temporarily impaired due to our evaluation of the operating performance and the credit worthiness of the issuer.
We do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost and, as such, there were no other than temporary impairments on these securities at September 30, 2015 other than the other than temporary impairment recognized on the below investment grade other asset backed security noted above.
Other Than Temporary Impairments
We have a policy and process to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2014. During the periods presented, we recognized other than temporary impairment and additional credit losses on residential mortgage backed securities and on one other asset backed security for which we had not previously recognized OTTI. Several factors led us to believe that full recovery of amortized cost will not be expected on the securities for which we recognized credit losses and reclassified OTTI from accumulated other comprehensive income to net income. A discussion of these factors, our policy and process to identify securities that could potentially have impairment that is other than temporary and a summary of OTTI is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts net of valuation allowances. At September 30, 2015 and December 31, 2014 the largest principal amount outstanding for any single mortgage loan was $18.0 million and $15.8 million, respectively, and the average loan size was $2.8 million and $2.7 million at September 30, 2015 and December 31, 2014, respectively. We have the contractual ability to pursue full personal recourse on 6.2% of the loans and partial personal recourse on 18.1% of the loans. In addition, the average loan to value ratio for the overall portfolio was 53.8% and 53.7% at September 30, 2015 and December 31, 2014, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 to our unaudited consolidated financial statements, incorporated by reference in this Item 2.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At September 30, 2015, we had commitments to fund commercial mortgage loans totaling $64.3 million, with fixed interest rates ranging from 4.05% to 4.60%. During 2015 and 2014, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the nine months ended September 30, 2015, we received $282.9 million in cash for loans being paid in full compared to $244.5 million for the nine months ended September 30, 2014. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
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
We have a process by which we evaluate the credit quality of each of our commercial mortgage loans. This process utilizes each loan's debt service coverage ratio as a primary metric. A summary of our portfolio by debt service coverage ratio (based on most recent information collected) follows:

	September 30, 2015		December 31, 2014
	Principal Outstanding	Percent of Total Principal Outstanding	Principal Outstanding	Percent of Total Principal Outstanding
	(Dollars in thousands)
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$1,712,952	69.3%	$1,599,817	65.1%
Greater than or equal to 1.2 and less than 1.5	510,716	20.7%	537,828	21.9%
Greater than or equal to 1.0 and less than 1.2	130,266	5.3%	155,004	6.3%
Less than 1.0	116,522	4.7%	165,072	6.7%
	$2,470,456	100.0%	$2,457,721	100.0%
Approximately 84% (based on principal outstanding) of our mortgage loans that have a debt service coverage ratio of less than 1.0 are performing and current with contractual principal and interest payments at September 30, 2015.

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

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Impaired mortgage loans with an allowance	$27,244	$29,116
Impaired mortgage loans with no related allowance	13,396	2,656
Allowance for probable loan losses	(10,618)	(12,333)
Net carrying value of impaired mortgage loans	$30,022	$19,439
At September 30, 2015, we had no commercial mortgage loans that were delinquent (60 days or more past due at the reporting date) in their principal and interest payments.
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
Liquidity and Capital Resources
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $3.3 billion for the nine months ended September 30, 2015 compared to $1.6 billion for the nine months ended September 30, 2014, with the increase primarily attributable to a $1.7 billion increase in net annuity deposits after coinsurance which was partially offset by a $93.9 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans.
We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt, including the senior notes and subordinated debentures issued to subsidiary trusts, pay operating expenses and pay dividends to stockholders. Our assets consist primarily of the capital stock and surplus notes of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. These sources provide adequate cash flow for us to meet our current and reasonably foreseeable future obligations.
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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2015, up to $343.3 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $1.3 billion of statutory earned surplus at September 30, 2015.
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

In August 2015, we completed an underwritten public offering of 9,890,000 shares of our common stock at a public offering price of $25.25 per share, of which 5,590,000 shares are subject to forward sale agreements. During the third quarter of 2015, we contributed $120 million to the capital and surplus of American Equity Life which included $104.5 million of initial net proceeds from the issuance of 4.3 million shares of common stock in our August 2015 public stock offering. If we elect to exercise our rights to physically settle the forward sales agreements, we intend to use the net proceeds from the settlement of approximately $135.8 million, based on the current forward price, for general corporate purposes, including contributions to the capital and surplus of our life insurance subsidiaries to support their continued growth and maintain desired financial strength ratings.
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
Cash and cash equivalents of the parent holding company at September 30, 2015, were $36.7 million. In addition, we have a $140 million revolving line of credit, with no borrowings outstanding, available through November 2017 for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.
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
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at September 30, 2015, of which $85.5 million has been swapped to a fixed rate which began in March 2014 and $79.0 million has been capped for a term of seven years which began in July 2014 (see Note 5 to our unaudited consolidated financial statements). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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

If interest rates were to increase 10% (29 basis points) from levels at September 30, 2015, we estimate that the fair value of our fixed maturity securities would decrease by approximately $859.9 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $283.4 million in accumulated other comprehensive income and a decrease in stockholders' equity. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2014.
At September 30, 2015, 33% of our fixed income securities have call features, of which 2% ($0.7 billion) were subject to call redemption. Another 0.4% ($0.1 billion) will become subject to call redemption during the next twelve months. We have reinvestment risk related to these potential redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At September 30, 2015, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.
We purchase call options on the applicable indices to fund the annual index credits on our fixed index annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for fixed index products. For the nine months ended September 30, 2015 and 2014, the annual index credits to policyholders on their anniversaries were $515.7 million and $831.5 million, respectively. Proceeds received at expiration of these options related to such credits were $529.2 million and $834.5 million for the nine months ended September 30, 2015 and 2014, respectively.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2015 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Item 1A. Risk Factors
Our 2014 Annual Report on Form 10-K described our Risk Factors. In light of recent activity by the U.S. Department of Labor, we modified the Risk Factor titled Changes in state and federal regulation may affect our profitabilty in our Form 10-Q for the quarterly period ended March 31, 2015. There have been no other material changes to the Risk Factors during the nine months ended September 30, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no issuer purchases of equity securities for the quarter ended September 30, 2015.

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

Date:	November 9, 2015	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

		By:	/s/ John M. Matovina
John M. Matovina, Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Ted M. Johnson
Ted M. Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

		By:	/s/ Scott A. Samuelson
Scott A. Samuelson, Vice President - Controller
(Principal Accounting Officer)