Form 10-K
period 2015-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2016-02-26
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,006,048,446 based on the closing price of $26.98 per share, the closing price of the common stock on the New York Stock Exchange on June 30, 2015.
Shares of common stock outstanding as of February 25, 2016: 81,863,945
Documents incorporated by reference: Portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held June 2, 2016, which will be filed within 120 days after December 31, 2015, are incorporated by reference into Part III of this report.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

PART I.
Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	16
Item 2.	Properties	16
Item 3.	Legal Proceedings	16
Item 4.	Mine Safety Disclosures	16
PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6.	Selected Consolidated Financial Data	17
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 8.	Consolidated Financial Statements and Supplementary Data	47
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47
Item 9A.	Controls and Procedures	47
Item 9B.	Other Information	48
PART III.
	The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2015.	48
PART IV.
Item 15.	Exhibits, Financial Statement Schedules	48
SIGNATURES		49
Index to Consolidated Financial Statements and Schedules		F-1
Exhibit Index
Exhibit 12.1	Ratio of Earnings to Fixed Charges
Exhibit 21.2	Subsidiaries of American Equity Investment Life Holding Company
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Certification
Exhibit 31.2	Certification
Exhibit 32.1	Certification
Exhibit 32.2	Certification

PART I

Item 1.    Business
Introduction
We are a leader in the development and sale of fixed index and fixed rate annuity products. We were incorporated in the state of Iowa on December 15, 1995. We issue fixed annuity and life insurance products through our wholly-owned life insurance subsidiaries, American Equity Investment Life Insurance Company ("American Equity Life"), American Equity Investment Life Insurance Company of New York and Eagle Life Insurance Company ("Eagle Life"). We have one business segment which represents our core business comprised of the sale of fixed index and fixed rate annuities. Our business strategy is focused on growing our policyholder funds and earning predictable returns by managing investment spreads and investment risk. We are licensed to sell our products in 50 states and the District of Columbia. Throughout this report, unless otherwise specified or the context otherwise requires, all references to "American Equity", the "Company", "we", "our" and similar references are to American Equity Investment Life Holding Company and its consolidated subsidiaries.
Investor related information, including periodic reports filed on Forms 10-K, 10-Q and 8-K and all amendments to such reports may be found on our internet website at www.american-equity.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission ("SEC"). In addition, we have available on our website our: (i) code of business conduct and ethics; (ii) audit committee charter; (iii) compensation committee charter; (iv) nominating and corporate governance committee charter and (v) corporate governance guidelines. The information incorporated herein by reference is also electronically accessible from the SEC's website at www.sec.gov.
Annuity Market Overview
Our target market includes the group of individuals ages 45-75 who are seeking to accumulate tax-deferred savings or create guaranteed lifetime income. We believe that significant growth opportunities exist for annuity products because of favorable demographic and economic trends. According to the U.S. Census Bureau, there were approximately 39 million Americans age 65 and older in 2010, representing 13% of the U.S. population and this group has grown to 44.7 million in 2013. By 2030, this sector of the population is expected to increase to 20% of the total population. Our fixed index and fixed rate annuity products are particularly attractive to this group due to their principal protection, competitive rates of credited interest, tax-deferred growth, guaranteed lifetime income and alternative payout options. Our competitive fixed index and fixed rate annuity products have enabled us to enjoy favorable growth in recent years and since our formation.
According to Wink's Sales and Market Report published by Wink, Inc., total industry sales of fixed index annuities increased 7.4% to $37.5 billion for the first three quarters of 2015 from $34.9 billion for the first three quarters of 2014, and increased 21.4% to $46.9 billion in 2014 from $38.6 billion in 2013. Total industry sales of fixed index annuities have increased 56% over the five year period from 2009 to 2014, which we believe is attributable to more Americans reaching retirement age and seeking products that will provide principal protection and guaranteed lifetime income.
Strategy
Key elements of executing our strategy include the following:
Enhance our Current Independent Agency Network.  We believe that our successful relationships with approximately 35 national marketing organizations, through which we have 35,000 independent agents under contract, represent a significant competitive advantage. Our objective is to improve the productivity and efficiency of our core distribution channel by focusing our marketing and recruiting efforts on those independent agents capable of selling $1 million or more of annuity premium annually. This level of production qualifies them for our Gold Eagle program which was introduced at the beginning of 2007. We believe the Gold Eagle program has been effective as evidenced by the number of qualified Gold Eagle agents ranging from 991 to as many as 1,377 during the last three calendar years. Our Gold Eagle agents accounted for 65% of total production in 2015, 63% of total production in 2014 and 61% of total production in 2013. Agents who produce at least $1 million in annuity premium in a year qualify for Gold Eagle status and receive benefits such as express mail discounts. Agents who produce at least $2 million in annuity premium in a year earn cash and equity-based compensation. The equity-based compensation component of our Gold Eagle program is unique in our industry and distinguishes us from our competitors. We will also be alert for opportunities to establish relationships with national marketing organizations and agents not presently associated with us and will strive to provide all of our marketers with the highest quality service possible.
Continue to Introduce Innovative and Competitive Products.  We intend to be at the forefront of the fixed index and fixed rate annuity industry in developing and introducing innovative and new competitive products. We were one of the first companies to offer a fixed index annuity that allows a choice among interest crediting strategies including both equity and bond indices as well as a traditional fixed rate strategy. We were one of the first companies to include a lifetime income benefit rider with our fixed index annuities and first to have a lifetime income benefit rider with gender-based income payments. We believe that our continued focus on anticipating and being responsive to the product needs of our independent agents and policyholders will lead to increased customer loyalty, revenues and profitability.
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
Focus on High Quality Service to Agents and Policyholders.  We have maintained high quality personal service as one of our highest priorities since the inception of our company and continue to strive for an unprecedented level of timely and accurate service to both our agents and policyholders. Examples of our high quality service include answering our phone calls by a live person and issuing policies within 24 hours of receiving the application if the paperwork is in good order. We believe high quality service is one of our strongest competitive advantages and intend to continue enhancing our digital customer service experience for agents and policyholders.
Expand our Distribution Channels.  We formed Eagle Life with the vision of developing a network of broker/dealers, banks and registered investment advisors that have the ability to distribute fixed index and fixed rate annuity products in large volume. According to Wink's Sales and Market Report published by Wink, Inc., sales of fixed index annuities through broker/dealers and banks have been growing and represented almost 36% of industry sales in the third quarter of 2015 compared to 16% in the third quarter of 2014. In 2015, we introduced broker/dealer and bank friendly products for American Equity Life for those broker/dealers and banks who choose to associate with us through American Equity Life.
Products
Annuities offer our policyholders a tax-deferred means of accumulating retirement savings, as well as a reliable source of income during the payout period. When our policyholders deposit cash to annuities, we account for these receipts as policy benefit reserves in the liability section of our consolidated balance sheet. The annuity deposits collected, by product type, during the three most recent fiscal years are as follows:

	Year Ended December 31,
	2015		2014		2013
Product Type	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total
	(Dollars in thousands)
Fixed index annuities	$6,791,689	96%	$3,999,439	96%	$3,882,424	92%
Annual reset fixed rate annuities	45,182	1%	57,273	1%	71,944	2%
Multi-year fixed rate annuities	214,356	3%	103,293	2%	205,978	5%
Single premium immediate annuities	32,752	—%	24,580	1%	52,142	1%
	$7,083,979	100%	$4,184,585	100%	$4,212,488	100%
Fixed Index Annuities
Fixed index annuities allow policyholders to earn index credits based on the performance of a particular index without the risk of loss of their principal. Most of these products allow policyholders to transfer funds once a year among several different crediting strategies, including one or more index based strategies and a traditional fixed rate strategy. Approximately 86%, 95% and 97% of our fixed index annuity sales for the years ended December 31, 2015, 2014 and 2013, respectively, were "premium bonus" products. The initial annuity deposit on these policies is increased at issuance by a specified premium bonus ranging from 3% to 10%. Generally, the surrender charge and bonus vesting provisions of our policies are structured such that we have comparable protection from early termination between bonus and non-bonus products.
The annuity contract value is equal to the sum of premiums paid, premium bonuses and interest credited ("index credits" for funds allocated to an index based strategy), which is based upon an overall limit (or "cap") or a percentage (the "participation rate") of the annual appreciation (based in certain situations on monthly averages or monthly point-to-point calculations) in a recognized index or benchmark. Caps and participation rates limit the amount of annual interest the policyholder may earn in any one contract year and may be adjusted by us annually subject to stated minimums. Caps generally range from 1% to 12% and participation rates range from 10% to 100%. In addition, some products have a spread or "asset fee" generally ranging from 0.75% to 3.5%, which is deducted from annual interest to be credited. For products with asset fees, if the annual appreciation in the index does not exceed the asset fee, the policyholder's index credit is zero. The minimum guaranteed surrender values are equal to no less than 87.5% of the premium collected plus interest credited at an annual rate ranging from 1% to 3%.

Fixed Rate Annuities
Fixed rate deferred annuities include annual reset and multi-year rate guaranteed products. Our annual reset fixed rate annuities have an annual interest rate (the "crediting rate") that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Our multi-year rate guaranteed annuities are similar to our annual reset products except that the initial crediting rate is guaranteed for up to seven years before it may be changed at our discretion. The minimum guaranteed rate on our annual reset fixed rate deferred annuities ranges from 1% to 4% and the initial guaranteed rate on our multi-year rate guaranteed policies ranges from 1.7% to 4.1%.
The initial crediting rate is largely a function of the interest rate we can earn on invested assets acquired with new annuity deposits and the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender and withdrawal assumptions and crediting rate history for particular groups of annuity policies with similar characteristics. As of December 31, 2015, crediting rates on our outstanding fixed rate deferred annuities generally ranged from 1.0% to 4.1%. The average crediting rates on our outstanding annual reset and multi-year rate guaranteed fixed rate deferred annuities at December 31, 2015 were 2.14% and 2.82%, respectively.
We also sell single premium immediate annuities ("SPIAs"). Our SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issue. The amounts, frequency and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 2.37% at December 31, 2015.
Withdrawal Options—Fixed Index and Fixed Rate Annuities
Policyholders are typically permitted penalty-free withdrawals up to 10% of the contract value in each year after the first year, subject to limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period which ranges from 6 to 17 years for fixed index annuities and 5 to 15 years for fixed rate annuities from the date the policy is issued. This surrender charge initially ranges from 7% to 20% for fixed index annuities and 8% to 20% for fixed rate annuities of the contract value and generally decreases by approximately one-half to two percentage points per year during the surrender charge period. For certain policies, the premium bonus is considered in the establishment of the surrender charge percentages. For other policies, there is a vesting schedule ranging from 10 to 14 years that applies to the premium bonus and any interest earned on that premium bonus. Surrender charges and bonus vesting are set at levels aimed at protecting us from loss on early terminations and reducing the likelihood of policyholders terminating their policies during periods of increasing interest rates. This practice enhances our ability to maintain profitability on such policies. Policyholders may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years or a combination of these payment options.
Beginning in July 2007, substantially all of our fixed index annuity policies and many of our annual reset fixed rate deferred annuities were issued with a lifetime income benefit rider. This rider provides an additional liquidity option to policyholders. With the lifetime income benefit rider, a policyholder can elect to receive guaranteed payments for life from their contract without requiring them to annuitize their contract value. The amount of the living income benefit available is determined by the growth in the policy's income account value as defined in the rider (4.0% to 8.0%), which is selected by the policyholder at the time of purchase, and the policyholder's age at the time the policyholder elects to begin receiving living income benefit payments. As discussed above, in 2014, we modified our lifetime income benefit rider with gender-based income payouts. Lifetime income benefit payments may be stopped and restarted at the election of the policyholder. During 2013, we introduced new versions of our lifetime income benefit rider that had an optional wellbeing benefit or optional death benefit. Policyholders have the choice of selecting a rider with a base level of benefit for no explicit fee or paying a fee for a rider that has a higher level of benefits, and beginning in 2013 we introduced products where the addition of a rider to the policy is completely optional. Rider fees range from 0.30% to 1.00%.
Life Insurance
These products include traditional ordinary and term, universal life and other interest-sensitive life insurance products. We have approximately $2.1 billion of life insurance in force as of December 31, 2015. Premiums related to this business accounted for less than 1% of revenues for the years ended December 31, 2015, 2014 and 2013.
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
Marketing
We market our products through a variable cost brokerage distribution network of independent agents through national marketing organizations. We emphasize high quality service to our agents and policyholders along with the prompt payment of commissions to our agents. We believe this has been significant in building excellent relationships with our independent agency force.
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
Eagle Life's fixed index and fixed rate annuities are distributed pursuant to selling agreements with the applicable broker/dealers, banks and registered investment advisors. Relationships with these firms are facilitated by wholesalers who promote Eagle Life and are compensated based upon the sales of the firms that they have contracted with Eagle Life. At December 31, 2015, we had 42 selling agreements in place with broker/dealers. Five of these selling agreements are with broker/dealers affiliated with banks.
Agents contracted with us through one national marketing organization which markets our products accounted for more than 10% of the annuity deposits and insurance premiums collected during 2015 representing 24% of the annuity deposits and insurance premiums collected, and we expect this organization to continue as marketers for American Equity Life with a focus on selling our products. The states with the largest share of direct premiums collected during 2015 were: Florida (10.7%), California (9.2%), Texas (7.2%), Pennsylvania (5.1%) and Illinois (5.0%).
Competition and Ratings
We operate in a highly competitive industry. Our annuity products compete with fixed index, fixed rate and variable annuities sold by other insurance companies and also with mutual fund products, traditional bank products and other investment and retirement funding alternatives offered by asset managers, banks, and broker/dealers. Our insurance products compete with products of other insurance companies, financial intermediaries and other institutions based on a number of features, including crediting rates, index options, policy terms and conditions, service provided to distribution channels and policyholders, ratings, reputation and distributor compensation.
The sales agents for our products use the ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's annuity to market. The degree to which ratings adjustments have affected and will affect our sales and persistency is unknown. Following is a summary of American Equity Life's financial strength ratings:

	Financial Strength Rating	Outlook Statement
A.M. Best Company
January 2011—current	A-	Stable
November 2008—January 2011	A-	Negative
Standard & Poor's
August 2015—current	A-	Stable
June 2013—August 2015	BBB+	Positive
October 2011—June 2013	BBB+	Stable
Fitch Ratings
May 2013—Current	BBB+	Stable

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
In January 2016, A.M. Best affirmed its rating outlook on the U.S. life/annuity sector as stable, which has been A.M. Best's outlook on our industry since 2010. In January 2016, Standard & Poor's affirmed its outlook on the U.S. life insurance sector as stable. The rating agencies have heightened the level of scrutiny they apply to insurance companies, increased the frequency and scope of their credit reviews and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.
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
Standard & Poor's insurer financial strength ratings currently range from "AAA (extremely strong)" to "R (under regulatory supervision)", and include 21 separate ratings categories, while "NR" indicates that Standard & Poor's has no opinion about the insurer's financial strength. Within these categories, "AAA" and "AA" are the highest, followed by "A" and "BBB". Publications of Standard & Poor's indicate that an insurer rated "A-" is regarded as having strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are higher rated insurers.
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
Reinsurance
Coinsurance
American Equity Life has two coinsurance agreements with EquiTrust Life Insurance Company ("EquiTrust"), covering 70% of certain of American Equity Life's fixed index and fixed rate annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003, and 20% of those contracts issued from January 1, 2004 to July 31, 2004. The business reinsured under these agreements may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to EquiTrust under these agreements) were $0.8 billion at December 31, 2015 and $0.9 billion at December 31, 2014. We remain liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. EquiTrust has received a financial strength rating of "B++" (Good) with a stable outlook from A.M. Best Company. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible.
American Equity Life has three coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda. One agreement ceded 20% of certain of American Equity Life's fixed index annuities issued from January 1, 2009 through March 31, 2010. The business reinsured under this agreement is not eligible for recapture until the end of the month following seven years after the date of issuance of the policy. The second agreement cedes 80% of American Equity Life's multi-year rate guaranteed annuities issued from July 1, 2009 through December 31, 2013 and 80% of Eagle Life's multi-year rate guaranteed annuities issued from November 20, 2013 through December 31, 2013. The business reinsured under this agreement may not be recaptured. The third agreement cedes 80% of American Equity Life's and Eagle Life's multi-year rate guaranteed annuities issued on or after January 1, 2014 and 80% of Eagle Life's fixed index annuities. The reinsurance agreement specifies that the coinsurance percentage for Eagle Life's fixed index annuities decreases to 50% for policies issued between January 1, 2017 and December 31, 2018, and to 20% for policies issued on or after January 1, 2019. The business reinsured under this agreement may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to Athene under these agreements) were $2.4 billion and $2.2 billion at December 31, 2015 and 2014, respectively. American Equity Life is an intermediary for reinsurance of Eagle Life's business ceded to Athene. American Equity Life and Eagle Life remain liable to policyholders with respect to the policy liabilities ceded to Athene should Athene fail to meet the obligations it has coinsured. The annuity deposits that have been ceded to Athene are held in trusts and American Equity Life is named as the sole beneficiary of the trusts. The assets in the trusts are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the trust accounts would ever be less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in the trusts for the amount of any shortfall. None of the coinsurance deposits with Athene are deemed by management to be uncollectible.

Financing Arrangements
American Equity Life has a reinsurance transaction with Hannover Life Reassurance Company of America, ("Hannover"), which is treated as reinsurance under statutory accounting practices and as a financing arrangement under U.S. generally accepted accounting principles ("GAAP"). The statutory surplus benefit under this agreement is eliminated under GAAP and the associated charges are recorded as risk charges and included in other operating costs and expenses in the consolidated statements of operations. The transaction became effective July 1, 2013 and is a yearly renewable term reinsurance agreement for statutory purposes covering 45.6% of waived surrender charges related to penalty free withdrawals, deaths and lifetime income benefit rider payments as well as lifetime income benefit rider payments in excess of policy fund values on certain business. We may recapture the risks reinsured under this agreement as of the end of any quarter after June 30, 2016. However, the agreement, as amended, makes it punitive to us if we do not recapture the business ceded no later than the first quarter of 2018. The reserve credit recorded on a statutory basis by American Equity Life was $480.7 million and $322.5 million at December 31, 2015 and 2014, respectively. We pay quarterly reinsurance premiums under this agreement with an experience refund calculated on a quarterly basis and a risk charge equal to 1.25% of the pretax statutory surplus benefit as of the end of each calendar quarter.
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
The maximum loss retained by us on any one life insurance policy we have issued was $0.1 million or less as of December 31, 2015. American Equity Life's reinsured business under indemnity reinsurance agreements is primarily ceded to two reinsurers. Reinsurance related to life and accident and health insurance that was ceded by us to these reinsurers was immaterial.
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
Our life subsidiaries are subject to periodic examinations by state regulatory authorities. In 2015, the Iowa Insurance Division completed financial examinations of American Equity Life and Eagle Life for the five year period ending December 31, 2013. There were no adjustments to American Equity Life's or Eagle Life's statutory financial statements as a result of these examinations. The New York Insurance Department is currently conducting a financial examination of American Equity Investment Life Insurance Company of New York for the three year period ending December 31, 2013.
The payment of dividends or the distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary's state of domicile's insurance department. Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's statutory net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory surplus at the preceding December 31. For 2016, up to $241.3 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had $1.3 billion of statutory earned surplus at December 31, 2015.
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
In April, 2015, the U.S. Department of Labor re-proposed a regulation which, if finalized in current form, substantially expands the range of activities that would be considered to be fiduciary advice under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.  If finalized as proposed, agents who sell annuities to policyholders for their 401(k) plans and individual retirement accounts (“IRAs”) would be considered fiduciaries and subject to additional conflict of interest disclosure requirements.  A significant portion of our annuity sales are to IRAs.
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

•	the implementation of non-statutory guidelines and the circumstances under which dividends may be paid;

•	principles-based reserving;

•	own risk solvency and enterprise risk management assessment;

•	cybersecurity assessments;

•	product approvals;

•	agent licensing;

•	underwriting and suitability practices; and

•	life insurance and annuity sales practices.
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
The NAIC's RBC requirements provide for four levels of regulatory attention depending on the ratio of a company's total adjusted capital to its RBC. Adjusted capital is defined as the total of statutory capital and surplus, asset valuation reserve and certain other adjustments. Calculations using the NAIC formula at December 31, 2015, indicated that American Equity Life's ratio of total adjusted capital to the highest level at which regulatory action might be initiated was 336%.
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
Employees
As of December 31, 2015, we had 490 full-time employees. We have experienced no work stoppages or strikes and consider our relations with our employees to be excellent. None of our employees are represented by a union.
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
Prolonged periods of low interest rates may have a negative impact on our ability to sell our fixed index annuities as consumers look for other financial instruments with potentially higher yields to fund retirement. In times of low interest rates, such as we have been experiencing since 2010 and which we may continue to experience in 2016, it is difficult to offer attractive rates and benefits to customers while maintaining profitability, which may limit sales growth of interest sensitive products.
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
Our valuation of fixed maturity securities may include methodologies, estimates and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.
Fixed maturity securities are reported at fair value in our consolidated balance sheets. During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. Prices provided by independent broker quotes or independent pricing services that are used in the determination of fair value can vary significantly for a particular security. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. As such, valuations may include inputs and assumptions that are less observable or require greater judgment as well as valuation methods that require greater judgment. Further, rapidly changing and unprecedented credit conditions could materially impact the valuation of securities as reported in our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

Defaults on commercial mortgage loans and volatility in performance may adversely affect our business, financial condition and results of operations.
Commercial mortgage loans have the potential to face heightened delinquency and default risk depending on economic conditions which could have had a negative impact on the performance of the underlying collateral, resulting in declining values and an adverse impact on the obligors of such instruments. An increase in the default rate of our commercial mortgage loan investments could have an adverse effect on our business, financial condition and results of operations.
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
The U.S. government has continued to keep interest rates low and has increased the supply of United States dollars as strategies to stimulate the economy. While these strategies have appeared to be successful, any future economic downturn or market disruption could negatively impact our ability to invest funds. Specifically, if market conditions deteriorate in 2016 or beyond:

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

The principal sources of our liquidity are annuity deposits, investment income and proceeds from the sale, maturity and call of investments. Sources of additional capital in normal markets include the issuance by us of a variety of short and long-term instruments, including equity, debt or other types of securities.
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
We operate in a highly competitive industry. Many of our competitors are substantially larger and enjoy substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships. Our annuity products compete with index, fixed rate and variable annuities sold by other insurance companies and also with mutual fund products, traditional bank products and other retirement funding alternatives offered by asset managers, banks and broker/dealers. Our insurance products compete with those of other insurance companies, financial intermediaries and other institutions based on a number of factors, including premium rates, policy terms and conditions, service provided to distribution channels and policyholders, ratings by rating agencies, reputation and distributor compensation.

While we compete with numerous other companies, we view the following as our most significant competitors:

•	Allianz Life Insurance Company of North America;

•	Security Benefit Life;

•	Great American Life Insurance Company;

•	AIG Companies;

•	Athene USA Corp; and

•	Midland National Life Insurance Company.
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
We compete for distribution sources for our products. We believe that our success in competing for distributors depends on our financial strength, the services we provide to and the relationships we develop with these distributors, as well as offering competitive commission structures. Our distributors are generally free to sell products from whichever providers they wish, which makes it important for us to continually offer distributors products and services they find attractive. If our products or services fall short of distributors' needs, we may not be able to establish and maintain satisfactory relationships with distributors of our products. Our ability to compete in the past has also depended in part on our ability to develop innovative new products and bring them to market more quickly than our competitors. In order for us to compete in the future, we will need to continue to bring innovative products to market in a timely fashion. Otherwise, our revenues and profitability could suffer.
Our reinsurance program involves risks because we remain liable with respect to the liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.
Our life insurance subsidiaries cede certain policies to other insurance companies through reinsurance agreements. American Equity Life has entered into two coinsurance agreements with EquiTrust covering $0.8 billion of policy benefit reserves at December 31, 2015 and American Equity Life has three coinsurance agreements with Athene covering $2.4 billion of policy benefit reserves at December 31, 2015. Since Athene is an unauthorized reinsurer, the annuity deposits that have been ceded to Athene are held in trusts and American Equity Life is named as the sole beneficiary of the trusts. The assets in the trusts are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the assets in the trusts would ever be less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in the trusts for the amount of any shortfall. We remain liable with respect to the policy liabilities ceded to EquiTrust and Athene should either fail to meet the obligations assumed by them.
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
We may face unanticipated losses if there are significant deviations from our assumptions regarding the probabilities that our annuity contracts will remain in force from one period to the next and our assumptions regarding policyholders' utilization of lifetime income benefit riders.
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
In determining the liability from period to period of our lifetime income benefit riders, we must make significant assumptions such as the age at when a policyholder may begin to utilize the rider and the number of policyholders that may not utilize the rider at all. Changes in these assumptions can be material. Our experience regarding policyholder activity is limited as we began issuing policies with this rider in 2007. Accordingly, our results of operations could be adversely affected from time to time by actual policyholder behavior varying from what we have assumed in determining the liability associated with these riders and by changes in estimates based on this policyholder behavior.
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
Our success depends, in part, on the continued service of key executives and our ability to attract and retain additional executives and employees. We do not have employment agreements with our executive officers. The loss of key employees, or our inability to recruit and retain additional qualified personnel, could cause disruption in our business and prevent us from fully implementing our business strategies, which could materially and adversely affect our business, growth and profitability.
Our operations support complex transactions and are highly dependent on the proper functioning of information technology and communication systems. Any failure of our information technology or communications systems may result in a materially adverse effect on our results of operations and corporate reputation.
While systems and processes are designed to support complex transactions and avoid systems failure, fraud, information security failures, processing errors and breaches of regulation, any failure could lead to a materially adverse effect on our results of operations and corporate reputation. In addition, we must commit significant resources to maintain and enhance our existing systems in order to keep pace with industry standards and customer preferences. If we fail to keep up-to-date information systems, we may not be able to rely on information for product pricing, risk management and underwriting decisions. In addition, even though backup and recovery systems and contingency plans are in place, we cannot assure investors that interruptions, failures or breaches in security of these processes and systems will not occur, or if they do occur, that they can be remediated promptly. The occurrence of any of these events could have a materially adverse effect on our business, results of operations and financial condition.
An information technology failure or security breach may disrupt our business, damage our reputation and adversely affect our results of operations, financial condition and cash flows.
We use information technology ("IT") to store, retrieve, evaluate and utilize customer and company data and information. Our business is highly dependent on our ability to access IT systems to perform necessary business functions such as providing customer support, making changes to existing policies, filing and paying claims, managing our investment portfolios and producing financial statements. While we have policies, procedures, automation and backup plans, and a broad range of information security technical controls designed to prevent or limit the effect of failure, our IT may be vulnerable to disruptions or breaches as a result of natural disasters, man-made disasters, criminal activity, pandemics or other events beyond our control. The failure of our IT for any reason could disrupt our operations, result in the loss of customers and may adversely affect our business, results of operations and financial condition.
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
We must attract and retain such marketers and agents to sell our products. Insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers and agents primarily on the basis of our financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers and agents also depends upon the long-term relationships we develop with them. We are developing a network of broker/dealers, banks and registered investment advisors to distribute our products. If we are unable to attract and retain sufficient marketers, agents, broker/dealers, banks and registered investment advisors to sell our products, our ability to compete and our sales would suffer.
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
The Dodd-Frank Act also created FSOC. The FSOC may designate whether certain insurance companies and insurance holding companies pose a grave threat to the financial stability of the United States, in which case such companies would become subject to prudential regulation by the Board of Governors of the U.S. Federal Reserve (the "Federal Reserve Board") (including capital requirements, leverage limits, liquidity requirements and examinations). The Federal Reserve Board may limit such company's ability to enter into merger transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities.
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
In April, 2015, the U.S. Department of Labor re-proposed a regulation which, if finalized in current form, substantially expands the range of activities that would be considered to be fiduciary advice under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.  If finalized as proposed, agents who sell annuities to policyholders for their 401(k) plans and individual retirement accounts (“IRAs”) would be considered fiduciaries and subject to additional conflict of interest disclosure requirements.  A significant portion of our annuity sales are to IRAs.  We cannot predict when the regulations may be finalized, or how any final regulations may differ from the proposed regulation.  If final regulations were to be issued with provisions substantially similar to the proposed regulations, they could negatively impact our sales of annuities to 401(k) plan participants and IRA holders which could negatively impact our business, results of operations or financial condition.

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
We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulatory bodies, such as state insurance departments, the SEC, the Financial Industry Regulatory Authority, Inc. ("FINRA"), the Department of Labor and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974, as amended, and laws governing the activities of broker/dealers. Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We entered into a settlement with respect to a purported class action lawsuit involving allegations that generally attack the suitability of sales of deferred annuity products to persons over the age of 65. While settlement has been approved by the district court and the case dismissed, such ruling remains subject to appeal. The settlement is contingent upon final court approval and appeal. See Note 13 to our audited consolidated financial statements.
A downgrade in our credit or financial strength ratings may increase our future cost of capital, reduce new sales, adversely affect relationships with distributors and increase policy surrenders and withdrawals.
Currently, our senior unsecured indebtedness carries, a "BBB-" rating with a stable outlook from Standard & Poor's, a BBB- rating with a stable outlook from Fitch Ratings, and a "bbb-" rating with a stable outlook from A.M. Best Company. Our ability to maintain such ratings is dependent upon the results of operations of our subsidiaries and our financial strength. If we fail to preserve the strength of our balance sheet and to maintain a capital structure that rating agencies deem suitable, it could result in a downgrade of the ratings applicable to our senior unsecured indebtedness. A downgrade would likely reduce the fair value of the common stock and may increase our future cost of capital.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We lease commercial office space in one building in West Des Moines, Iowa, for our principal offices under an operating lease that expires on November 30, 2026. We also lease our office in Pell City, Alabama, pursuant to an operating lease that expires on December 31, 2016. We are fully utilizing these facilities and believe both locations to be sufficient to house our operations for the foreseeable future.
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

	High	Low
2015
First Quarter	$29.62	$25.46
Second Quarter	$29.90	$25.06
Third Quarter	$30.02	$22.36
Fourth Quarter	$28.30	$22.55
2014
First Quarter	$26.42	$18.84
Second Quarter	$25.15	$20.97
Third Quarter	$25.25	$21.69
Fourth Quarter	$29.75	$21.36
As of February 23, 2016, there were approximately 15,500 holders of our common stock. In 2015 and 2014, we paid an annual cash dividend of $0.22 and $0.20, respectively, per share on our common stock. We intend to continue to pay an annual cash dividend on such shares so long as we have sufficient capital and/or future earnings to do so. However, we anticipate retaining most of our future earnings, if any, for use in our operations and the expansion of our business. Any further determination as to dividend policy will be made by our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.
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
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities for the quarter ended December 31, 2015.

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

	Year ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues
Premiums and other considerations	$36,048	$32,623	$45,347	$76,675	$118,912
Annuity product charges	136,168	118,990	103,591	89,006	76,189
Net investment income	1,692,192	1,531,667	1,383,927	1,286,923	1,218,780
Change in fair value of derivatives	(336,146)	504,825	1,076,015	221,138	(114,728)
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	10,211	(4,003)	40,561	(6,454)	(18,641)
Net OTTI losses recognized in operations	(19,536)	(2,627)	(6,234)	(14,932)	(33,976)
Total revenues	1,518,937	2,168,973	2,610,692	1,652,356	1,246,536
Benefits and expenses
Insurance policy benefits and change in future policy benefits	45,458	41,815	53,071	81,481	115,291
Interest sensitive and index product benefits	968,053	1,473,700	1,272,867	808,479	775,097
Change in fair value of embedded derivatives	(464,698)	32,321	133,968	286,899	(105,194)
Amortization of deferred sales inducements and policy acquisition costs	495,504	294,997	618,581	252,076	215,259
Interest expense on notes payable and subordinated debentures	41,088	48,492	50,958	41,937	45,610
Other operating costs and expenses	96,218	81,584	91,915	95,495	67,559
Total benefits and expenses	1,181,623	1,972,909	2,221,360	1,566,367	1,113,622
Income before income taxes	337,314	196,064	389,332	85,989	132,914
Income tax expense	117,484	70,041	136,049	28,191	46,666
Net income	$219,830	$126,023	$253,283	$57,798	$86,248

Per Share Data:
Earnings per common share	$2.78	$1.69	$3.86	$0.94	$1.45
Earnings per common share—assuming dilution	2.72	1.58	3.38	0.89	1.37
Dividends declared per common share	0.22	0.20	0.18	0.15	0.12

Non-GAAP Financial Measures (a):
Reconciliation of net income to operating income:
Net income	$219,830	$126,023	$253,283	$57,798	$86,248
Net realized (gains) losses and net OTTI losses on investments, net of offsets	3,709	2,863	(11,702)	8,648	18,354
Change in fair value of derivatives and embedded derivatives - index annuities, net of offsets	(28,477)	51,099	(98,704)	31,246	30,086
Change in fair value of derivatives and embedded derivatives - debt, net of income taxes	758	61	(1,192)	2,915	(1,035)
Extinguishment of debt, net of income taxes	—	11,516	21,716	—	—
Litigation reserve, net of offsets	—	(916)	19	9,580	—
Operating income	$195,820	$190,646	$163,420	$110,187	$133,653
Operating income per common share	$2.48	$2.56	$2.49	$1.80	$2.25
Operating income per common share—assuming dilution	2.42	2.39	2.18	1.69	2.12

	As of and for the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Consolidated Balance Sheet Data:
Total investments	$39,570,332	$35,981,858	$30,346,654	$27,537,210	$24,383,451
Total assets	49,041,163	43,989,734	39,621,499	35,133,478	30,874,719
Policy benefit reserves	45,495,431	39,802,861	35,789,655	31,773,988	28,118,716
Notes payable	400,000	421,679	549,958	309,869	297,608
Subordinated debentures	246,450	246,243	246,050	245,869	268,593
Accumulated other comprehensive income ("AOCI")	201,663	721,401	46,196	686,807	457,229
Total stockholders' equity	1,944,535	2,139,876	1,384,687	1,720,237	1,408,679

Other Data:
Life subsidiaries' statutory capital and surplus and asset valuation reserve	2,593,472	2,327,335	1,995,658	1,741,638	1,655,205
Life subsidiaries' statutory net gain from operations before income taxes and realized capital gains (losses)	227,865	467,923	305,628	182,057	344,538
Life subsidiaries' statutory net income	132,723	344,666	205,112	79,644	167,925
Book value per share (b)	23.83	27.93	19.40	27.46	23.82
Book value per share, excluding AOCI (b)	21.36	18.52	18.75	16.49	16.09

(a)
In addition to net income, we have consistently utilized operating income, operating income per common share and operating income per common share—assuming dilution, non-GAAP financial measures commonly used in the life insurance industry, to evaluate our financial performance. Operating income equals net income adjusted to eliminate the impact of items that fluctuate from year to year in a manner unrelated to core operations. We believe measures excluding their impact are useful in analyzing operating trends, and the combined presentation and evaluation of operating income together with net income provides information that may enhance an investor's understanding of our underlying results and profitability. The amounts included in the reconciliation of net income to operating income are presented net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and income taxes.

(b)
Book value per share and book value per share excluding AOCI are calculated as total stockholders' equity and total stockholders' equity excluding AOCI divided by the total number of shares of common stock outstanding. AOCI fluctuates from year to year due to unrealized changes in the fair value of available for sale investments. Common shares outstanding include shares held by the NMO Deferred Compensation Trust and exclude unallocated shares held by our employee stock ownership plan—see Note 11 to our audited consolidated financial statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our consolidated financial position at December 31, 2015 and 2014, and our consolidated results of operations for the three years in the period ended December 31, 2015, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our audited consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this report.
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
Executive Summary
Excellent customer service teamed with our ability to offer innovative insurance products that provide principal protection and lifetime income continued to result in significant sales of our annuity products. In 2015, our sales increased 69% to $7.1 billion which has resulted in cash and investments in excess of $39 billion at December 31, 2015. Our sales for the last five years have ranged from $3.9 billion to $7.1 billion and we have exceeded $4 billion in sales in four of those years. We have applied a conservative investment strategy to the annuity deposits we continue to manage which has provided reliable returns on our invested assets. Our profitability has also been driven by maintaining an efficient operation.
We are currently in the midst of an unprecedented period of low interest rates. In response to this persistent low interest rate environment, we have been reducing policyholder crediting rates for new annuities and existing annuities since the fourth quarter of 2011. Spread results for 2015, 2014 and 2013 reflect the benefit from these reductions; however, the reductions in cost of money were offset by continued lower yields available on investments including those purchased with the reinvestment of proceeds from calls of callable bonds in our investment portfolio.
The current interest rate environment with low yields for investments with the credit quality we prefer presents a strong headwind to restoring our investment spread to our 3.00% target rate. With our portfolio yield under pressure from lower yields on benchmark U.S. Treasury securities and narrower credit spreads, further adjustments to new and renewal crediting rates will be considered. We have on average 0.48% of room to reduce rates before we would reach minimum guaranteed rates on our entire December 31, 2015 in force book of business. We remain aware of our spread and return on average equity objectives and will make further adjustments to new money and renewal rates based upon changes in investing and market conditions.
Our investment spread in 2014 and 2013 (see Our Business and Profitability) was impacted by shortfalls in investment income from excess liquidity resulting from a lag in the reinvestment of proceeds of government agency bonds called for redemption. The callable government agency securities have been a cornerstone of our investment portfolio since our formation. Through the years they have provided acceptable yields that met our spread requirements without any risk-based capital charges. We went through several cycles of calls on these securities and each time we have reinvested a portion of the call redemption proceeds into new callable government agency securities. This kept cash balances low but perpetuated the call risk. However, beginning in 2012, we substantially curtailed purchases of callable government agency securities and experienced several periods during the 2014 and 2013 where we held excess cash and other short-term investments due to lags in the reinvestment of proceeds from bonds called for redemption during those years. See Results of Operations—Net investment income for additional information regarding our excess liquidity.
In August 2015, we completed an underwritten public offering of 9,890,000 shares of our common stock at a public offering price of $25.25 per share, of which 5,590,000 shares are subject to forward sale agreements. The forward sale agreements provide us with flexibility to manage our capital based upon sales levels. The net proceeds available to us through physical settlement of the forward sale agreements based on the forward sale price would be approximately $134.6 million. See Note 14 to our audited consolidated financial statements for more information on this offering. We believe our existing statutory capital and surplus, the statutory surplus we expect to generate internally through statutory earnings and the capital raised through the public offering will be sufficient to support continuing strong sales.

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
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Year Ended December 31,
	2015	2014	2013
Average yield on invested assets	4.73%	4.90%	4.98%
Aggregate cost of money	1.96%	2.10%	2.26%
Aggregate investment spread	2.77%	2.80%	2.72%

Impact of:
Investment yield - additional prepayment income	0.08%	0.07%	0.06%
Cost of money benefit from over-hedging	0.04%	0.03%	0.02%
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
Results of Operations for the Three Years Ended December 31, 2015
Annuity deposits by product type collected during 2015, 2014 and 2013, were as follows:

	Year Ended December 31,
Product Type	2015	2014	2013
	(Dollars in thousands)
Fixed index annuities	$6,791,689	$3,999,439	$3,882,424
Annual reset fixed rate annuities	45,182	57,273	71,944
Multi-year fixed rate annuities	214,356	103,293	205,978
Single premium immediate annuities	32,752	24,580	52,142
Total before coinsurance ceded	7,083,979	4,184,585	4,212,488
Coinsurance ceded	471,822	171,124	182,616
Net after coinsurance ceded	$6,612,157	$4,013,461	$4,029,872

Annuity deposits before coinsurance ceded increased 69% during 2015 compared to 2014 and decreased 1% during 2014 compared to 2013. Over these years, we have remained consistently in the top three companies for sales of fixed index annuities according to Wink's Sales and Market Report published by Wink, Inc. We attribute the continuing significant sales to our attractive product offerings, our consistent presence in the fixed index annuity market, our continued strong relationships with and excellent service provided to our distribution partners, the withdrawal in the first quarter of 2015 of a competitor's guaranteed income product that had been the source of significant competition, the increased attractiveness of safe money products in volatile markets and lower interest rates on competing products such as bank certificates of deposit.
Net income, in general, has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 14% to $38.1 billion for the year ended December 31, 2015 compared to $33.4 billion in 2014 and 13% for the year ended December 31, 2014 compared to $29.5 billion in 2013. Our investment spread measured in dollars was $924.8 million, $809.5 million, and $695.6 million for the years ended December 31, 2015, 2014 and 2013. As discussed above, our investment spread in 2015, 2014 and 2013 has been negatively impacted by the extended low interest rate environment and in 2014 and 2013 our excess liquidity due to calls of our United States government agency securities (see Net investment income).
Net income is also impacted by the change in fair value of derivatives and embedded derivatives which fluctuates from year to year based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income for the years ended December 31, 2015 and 2013 was positively impacted by increases in the discount rates used to estimate our embedded derivative liabilities, while net income for the year ended December 31, 2014 was negatively impacted by decreases in the discount rates used to estimate our embedded derivative liabilities. Net income for the year ended December 31, 2014 was also positively impacted by revisions of assumptions used in determining fixed index annuity embedded derivatives that were made in the second quarter of 2014. These revisions, which consisted of changes in the lapse and expected costs of annual call options assumptions, decreased the change in the fair value of embedded derivatives for the year ended December 31, 2014 by $62.6 million, which after related adjustments to deferred sales inducements and deferred policy acquisition costs and income taxes, increased net income for the year ended December 31, 2014 by $14.8 million (see Change in fair value of embedded derivatives).
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

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Decreased amortization of deferred sales inducements	$(5,612)	$(12,595)	$(11,138)
Decreased amortization of deferred policy acquisition costs	(10,970)	(35,527)	(18,519)
Increased net income	10,695	30,990	19,099
The most significant revisions to assumptions were account balance true-ups, which have been favorable to us in each of the last three years due to stronger equity market performance than we assumed, favorable adjustments to lapse assumptions to reflect better persistency experienced than assumed and unfavorable adjustments to investment spread to reflect lower spreads being earned than assumed. In 2015, the favorable impact of the account balance true-up and lapse assumption change was largely offset by reductions in estimated future gross profits attributable to revisions to the assumptions for the lifetime income benefit rider liability described below.
Net income for 2015 and 2014 was negatively impacted and net income for 2013 was positively impacted by a revision of assumptions used in determining liabilities for lifetime income benefit riders. These revisions were consistent with unlocking for deferred policy acquisition costs and deferred sales inducements described above. The 2015 revisions also include a revision to the future period assumption for the primary age at which policyholders elect to exercise the rider's lifetime income benefit. The impact of these revisions on our results of operations was as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Increased (decreased) interest sensitive and index product benefits	$18,313	$12,428	$(1,753)
Increased (decreased) net income	(11,812)	(8,004)	1,129
The most significant assumption change generating the 2015 negative impact on net income was an increase to the primary election age to begin receiving lifetime income from 67 to 70 as our experience has shown that age 70 is the most popular age at which policyholders elect to begin receiving lifetime income benefit payments. The lifetime income benefit payments are determined by applying a payout factor to the rider's benefit base. The payout factors vary by the age at the time the lifetime income is elected. In early versions of the rider, the age band for payout factors was 10 years (i.e. 60-69; 70-79). As a result, policyholders have an incentive to defer their lifetime income election until age 70, when the payout factor stepped up. Subsequent versions of the rider reduced the age bands between payout factors to five years and the rider we currently sell has a different payout factor for every age. With these structures, assumption revisions from any further developments in our experience for primary election age should have a smaller impact than what was experienced in 2015.
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
Operating income, a non-GAAP financial measure (see reconciliation to net income in Item 6. Selected Consolidated Financial Data) increased 3% to $195.8 million in 2015 and increased 17% to $190.6 million in 2014 from $163.4 million in 2013.
In addition to net income, we have consistently utilized operating income, a non-GAAP financial measure commonly used in the life insurance industry, to evaluate our financial performance. Operating income equals net income adjusted to eliminate the impact of items that fluctuate from year to year in a manner unrelated to core operations. We believe measures excluding their impact are useful in analyzing operating trends, and the combined presentation and evaluation of operating income together with net income provides information that may enhance an investor's understanding of our underlying results and profitability.
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
Operating income includes benefits from unlocking in 2015, 2014 and 2013 as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Decreased amortization of deferred sales inducements	$(478)	$(10,713)	$(12,575)
Decreased amortization of deferred policy acquisition costs	(4,260)	(33,027)	(20,460)
Increased operating income	3,056	28,169	21,274
The revision of assumptions in 2015, 2014 and 2013 used in determining liabilities for lifetime income benefit riders had the same effect on operating income as it had on net income as discussed previously.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 14% to $136.2 million in 2015 and 15% to $119.0 million in 2014 from $103.6 million in 2013. The components of annuity product charges are set forth in the table that follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Surrender charges	$46,614	$47,500	$49,193
Lifetime income benefit riders (LIBR) fees	89,554	71,490	54,398
	$136,168	$118,990	$103,591

Withdrawals from annuity policies subject to surrender charges	$373,166	$387,274	$342,087
Average surrender charge collected on withdrawals subject to surrender charges	12.5%	12.3%	14.4%

Fund values on policies subject to LIBR fees	$14,296,046	$12,250,068	$9,904,857
Weighted average per policy LIBR fee	0.63%	0.58%	0.55%

The increases in annuity product charges were primarily attributable to increases in fees assessed for lifetime income benefit riders due to a larger volume of business in force subject to the fee and and an increase in the average fees being charged as compared to prior periods. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders. Surrender charges decreased in 2015 as withdrawals from annuity policies subject to surrender charges decreased as compared to 2014. The decrease in surrender charges in 2014 was primarily a result of the 2013 amount including surrender charges of $4.7 million deducted from California policyholders surrendering their policies as a condition of receiving certain benefits in a national class action lawsuit settlement.
Net investment income increased 10% to $1.7 billion in 2015 and 11% to $1.5 billion in 2014 from $1.4 billion in 2013. The increases were principally attributable to the growth in our annuity business and corresponding increases in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 14% to $35.9 billion in 2015 and 13% to $31.3 billion in 2014 compared to $27.8 billion in 2013. The average yield earned on average invested assets was 4.73%, 4.90% and 4.98% for 2015, 2014 and 2013, respectively.
The decrease in yield earned on average invested assets in 2015, 2014 and 2013 was attributable to yields on investments purchased in those periods and 2012 being lower than the overall portfolio yield. In addition, net investment income and average yield were negatively impacted by a lag in reinvestment of proceeds from bonds called for redemption during 2014 and 2013 into new assets causing excess liquidity held in low yielding cash and other short-term investments. The average balance held in cash and short-term investments was $0.4 billion and $1.0 billion in 2014 and 2013, respectively. The average yield on our cash and short-term investments was 0.07% in 2014 and 0.38% in 2013. Additionally, net investment income and average yield was positively impacted by prepayment and fee income received resulting in additional net investment income of $26.9 million, $22.3 million and $15.7 million, in 2015, 2014 and 2013, respectively.
Change in fair value of derivatives consists of call options purchased to fund annual index credits on fixed index annuities, the 2015 notes hedges and 2015 warrants related to our 2015 notes and an interest rate swap and interest rate caps that hedge our floating rate subordinated debentures. The components of change in fair value of derivatives are as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$(464,027)	$707,520	$554,218
Change in unrealized gains/losses	136,106	(185,573)	377,785
2015 notes hedges	(4,516)	(8,934)	145,751
2015 warrants	—	—	(9,568)
Interest rate swap	(2,341)	(4,863)	4,973
Interest rate caps	(1,368)	(3,325)	2,856
	$(336,146)	$504,825	$1,076,015
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

Year Ended December 31,
	2015	2014	2013
S&P 500 Index
Point-to-point strategy	0.0 - 8.9%	1.0 - 11.5%	1.5 - 11.5%
Monthly average strategy	0.0 - 9.0%	0.8 - 11.1%	0.0 - 15.7%
Monthly point-to-point strategy	0.0 - 12.1%	0.0 - 19.9%	0.0 - 21.7%
Fixed income (bond index) strategies	0.0 - 10.0%	0.0 - 10.0%	0.0 - 8.0%
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

The fair value of the 2015 notes hedges changed based upon changes in the price of our common stock, interest rates, stock price volatility, dividend yield and the time to expiration of the 2015 notes hedges. Similarly, the fair value of the conversion option obligation to the holders of the 2015 notes changed based upon these same factors and the conversion option obligation was accounted for as an embedded derivative liability with changes in fair value reported in the Change in fair value of embedded derivatives. The amount of the change in fair value of the 2015 notes hedges was typically equal to the amount of the change in the related embedded derivative liability and there typically was an offsetting expense in the change in fair value of embedded derivatives. Due to the partial unwind agreements we entered into in 2014, the decrease in the change in the fair value of the 2015 notes embedded derivative conversion liability exceeded the decrease in the fair value of the 2015 notes hedges by $10.1 million for the year ended December 31, 2014. Due to the partial unwind agreements we entered into in 2013, the amount of the change in fair value of the 2015 notes hedges was $3.8 million more than the amount of the change in the related embedded conversion derivative liability for the year ended December 31, 2013. See Note 5 to our audited consolidated financial statements for a discussion of the unwind agreements, the 2015 notes hedges and the 2015 notes embedded derivative conversion liability.
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
Net realized gains (losses) on investments, excluding OTTI losses include gains and losses on the sale of securities and impairment losses on mortgage loans on real estate which fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investments, as well as gains (losses) recognized on real estate owned due to any sales and impairments on long-lived assets. See Note 3 to our audited consolidated financial statements for a detailed presentation of the types of investments that generated the gains (losses).
Losses on available for sale fixed maturity securities were realized primarily due to strategies to reposition the fixed maturity security portfolio that resulted in improved net investment income, risk or duration profiles as they pertain to our asset liability management. Corporate securities were sold at losses in 2015 and 2013 due to our long-term fundamental concern with the issuers' ability to meet their future financial obligations. See Note 4 to our audited consolidated financial statements for additional discussion of allowance for credit losses recognized on mortgage loans on real estate.
Net OTTI losses recognized in operations increased to $19.5 million in 2015 and decreased to $2.6 million in 2014 from $6.2 million in 2013. The impairments recognized in 2015 were primarily on two corporate securities with exposure to the metals and mining sector and one asset-backed security with exposure to the energy sector. The impairments recognized in 2014 and 2013 were primarily on residential mortgage backed securities and were principally due to changes of assumptions regarding loss severity of a number of securities we hold which affected our ongoing analysis of expected cash flow projections. See Financial Condition—Investments and Note 3 to our audited consolidated financial statements for additional discussion of write downs of securities for other than temporary impairments.
Interest sensitive and index product benefits decreased 34% to $1.0 billion in 2015 and increased 16% to $1.5 billion in 2014 from $1.3 billion in 2013. The components of interest sensitive and index product benefits are summarized as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Index credits on index policies	$587,705	$1,096,504	$908,717
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	258,870	284,577	310,369
Lifetime income benefit riders	121,478	92,619	53,781
	$968,053	$1,473,700	$1,272,867
The changes in index credits were attributable to changes in the level of appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $602.4 million, $1,103.7 million and $910.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The decreases in interest credited were primarily due to decreases in the average rate credited to the annuity liabilities outstanding receiving a fixed rate of interest. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 14% to $38.1 billion in 2015 and 13% to $33.4 billion in 2014 from $29.5 billion in 2013. The increases in benefits recognized for lifetime income benefit riders were due to increases in the number of policies with lifetime income benefit riders and correlates to the increase in fees discussed in Annuity product charges and in 2015 and 2014, the impact of revisions to assumptions used in determining reserves held for lifetime income benefit riders. For 2013, the impact of revisions to assumptions used in determining reserves held for lifetime income benefit riders partially offset the increase in expense attributable to a larger volume of policies with the rider. See Net income above for discussion of the impact of changes in the assumptions used in determining reserves for lifetime income benefit riders for the years ended December 31, 2015, 2014 and 2013.

Amortization of deferred sales inducements, in general, has been increasing each year due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 86%, 95% and 97% of our net annuity deposits during 2015, 2014 and 2013, respectively. The increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with the net realized gains (losses) on investments and net OTTI losses recognized in operations and amortization associated with litigation reserves. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years. Amortization of deferred sales inducements is summarized as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$209,051	$174,799	$143,415
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	1,976	(42,865)	103,172
Net realized gains (losses) on investments, net OTTI losses recognized in operations and changes in litigation reserves	(1,637)	(515)	6,526
Amortization of deferred sales inducements after gross profit adjustments	$209,390	$131,419	$253,113
See Net income and Operating income, a non-GAAP financial measure, above for discussion of the impact of unlocking on amortization of deferred sales inducements for the years ended December 31, 2015, 2014 and 2013. See Critical Accounting Policies—Deferred Policy Acquisition Costs and Deferred Sales Inducements.
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

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Fixed index annuities—embedded derivatives	$(825,668)	$(532,337)	$(416,502)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	365,486	579,885	408,496
2015 notes embedded conversion derivative	(4,516)	(19,036)	141,974
2029 notes embedded conversion derivative	—	3,809	—
	$(464,698)	$32,321	$133,968
The change in fair value of the fixed index annuity embedded derivatives resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in Change in fair value of derivatives; (ii) changes in discount rates used in estimating our embedded derivative liabilities; and (iii) the growth in the host component of the policy liability. The amounts presented as "Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting" represents the total change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the long-duration contracts accounting standard at each balance sheet date, less the change in fair value of our fixed index annuities embedded derivative. See Critical Accounting Policies—Policy Liabilities for Fixed Index Annuities. The primary reasons for the decrease in the change in fair value of the fixed index annuity embedded derivatives for 2015 were increases in the discount rates used in estimating our embedded derivative liabilities and decreases in the expected index credits on the next policy anniversary dates resulting from decreases in the fair value of the call options acquired to fund these index credits during 2015 as compared to 2014. The primary reasons for the decrease in the change in fair value of the fixed index annuity embedded derivatives for 2014 were decreases in the expected index credits resulting from decreases in the fair value of the call options acquired to fund those index credits, offset by decreases in the discount rates used in estimating our embedded derivative liabilities. The primary reason for the decrease in the change in fair value of the fixed index annuity embedded derivatives in 2013 was an increase in the discount rates used in estimating our embedded derivative liabilities. The discount rates used in estimating our embedded derivative liabilities fluctuate from year to year based on changes in the general level of interest rates. See Net income above for discussion of the impact of assumption changes for the fixed index annuity embedded derivatives in 2014.

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
Interest expense on notes payable decreased 21% to $28.8 million in 2015 and decreased 6% to $36.4 million in 2014 from $38.9 million in 2013. The decreases in 2015 and 2014 are primarily attributable to the extinguishment of $322 million aggregate principal amount of our convertible senior notes in 2014 and 2013, which was partially offset by interest expense on the $400 million of 6.625% senior unsecured notes we issued in July 2013. See Note 9 to our audited consolidated financial statements.
Amortization of deferred policy acquisition costs, in general, has been increasing each year due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations and the amortization associated with litigation reserves. As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts.
Amortization of deferred policy acquisition costs is summarized as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$293,676	$239,369	$215,560
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(5,611)	(74,900)	141,283
Net realized gains (losses) on investments, net OTTI losses recognized in operations and changes in litigation reserves	(1,951)	(891)	8,625
Amortization of deferred policy acquisition costs after gross profit adjustments	$286,114	$163,578	$365,468
See Net income and Operating income, a non-GAAP financial measure, above for discussion of the impact of unlocking on amortization of deferred policy acquisition costs for the years ended December 31, 2015, 2014 and 2013. See Critical Accounting Policies—Deferred Policy Acquisition Costs and Deferred Sales Inducements.
Other operating costs and expenses increased 18% to $96.2 million in 2015 and decreased 11% to $81.6 million in 2014 from $91.9 million in 2013. The increase in 2015 is due to an increase in salaries and benefits of $4.5 million and an increase in risk charges for our financing reinsurance agreement with Hannover (2013 Hannover Transaction) of $4.8 million. In addition, 2015 other operating costs and expenses increased as compared to 2014 other operating costs and expenses as 2014 benefited from reductions in accrued liabilities for litigation and guaranty fund assessments accruals of $3.2 million. The decrease in 2014 is due to a decrease in expense for guaranty fund assessments of $10.0 million and a decrease of $3.2 million in litigation expense (See Note 13 to our consolidated financial statements) offset by increases in risk charges for the 2013 Hannover Transaction of $2.7 million and $0.9 in compensation costs.
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
Income tax expense increased in 2015 and decreased in 2014 primarily because of the changes in income before income taxes. The effective income tax rates were 34.8%, 35.7% and 34.9% for 2015, 2014 and 2013, respectively.

Income tax expense and the resulting effective tax rate are based upon two components of income before income taxes ("pretax income") that are taxed at different tax rates. Life insurance income is generally taxed at an effective rate of approximately 35.4% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income (loss) for the parent company and other non-life insurance subsidiaries is generally taxed at an effective tax rate of 41.5% reflecting the combined federal / state income tax rates. The effective tax rates resulting from the combination of the income tax provisions for the life / non-life sources of income (loss) vary from year to year based primarily on the relative size of pretax income (loss) from the two sources. The effective income tax rate decreased in 2015 and increased in 2014, because a portion of the 2014 parent company's loss on extinguishment of debt was not deductible resulting in an effective tax rate on the parent company's pretax loss that was less than 41.5%.
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
The composition of our investment portfolio is summarized as follows:

	December 31,
	2015		2014
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$471,256	1.3%	$138,460	0.4%
United States Government sponsored agencies	1,398,611	3.5%	1,393,890	3.9%
United States municipalities, states and territories	3,755,367	9.5%	3,723,309	10.4%
Foreign government obligations	212,565	0.5%	193,803	0.5%
Corporate securities	23,879,016	60.3%	21,566,724	59.9%
Residential mortgage backed securities	1,462,072	3.7%	1,751,345	4.9%
Commercial mortgage backed securities	4,174,396	10.5%	2,807,620	7.8%
Other asset backed securities	1,145,178	2.9%	946,483	2.6%
Total fixed maturity securities	36,498,461	92.2%	32,521,634	90.4%
Equity securities	7,828	—%	7,805	—%
Mortgage loans on real estate	2,435,257	6.2%	2,434,580	6.8%
Derivative instruments	337,256	0.9%	731,113	2.0%
Other investments	291,530	0.7%	286,726	0.8%
	$39,570,332	100.0%	$35,981,858	100.0%
During 2015 and 2014, we received $370.7 million and $516.5 million, respectively, in net redemption proceeds related to calls of our callable United States Government sponsored agency securities. The proceeds from these redemptions have been reinvested primarily in corporate securities, residential and commercial mortgage backed securities and United States Government sponsored agencies classified as available for sale. We remain committed to maintaining a high quality investment portfolio with low credit risk. At December 31, 2015, 33% of our fixed income securities have call features, of which 2.0% ($0.7 billion) were subject to call redemption and another 0.4% ($0.2 billion) will become subject to call redemption during 2016.
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are in investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities.

A summary of our fixed maturity securities by NRSRO ratings is as follows:

	December 31,
	2015		2014
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$23,724,648	65.0%	$20,672,331	63.6%
Baa	11,491,609	31.5%	10,516,834	32.3%
Total investment grade	35,216,257	96.5%	31,189,165	95.9%
Ba	657,760	1.8%	548,681	1.7%
B	68,712	0.2%	87,272	0.3%
Caa and lower	388,908	1.1%	497,477	1.5%
In or near default	166,824	0.4%	199,039	0.6%
Total below investment grade	1,282,204	3.5%	1,332,469	4.1%
	$36,498,461	100.0%	$32,521,634	100.0%
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
For most of the bonds held in our portfolio the NAIC designation matches the NRSRO equivalent rating. However, for certain loan-backed and structured securities, as defined by the NAIC, the NAIC rating is not always equivalent to the NRSRO rating presented in the previous table. The NAIC has adopted revised rating methodologies for certain loan-backed and structured securities comprised of non-agency residential and commercial mortgage backed securities. The NAIC’s objective with the revised rating methodologies for these structured securities is to increase the accuracy in assessing expected losses and use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from structured securities.
The use of this process by the SVO may result in certain non-agency residential and commercial mortgage backed securities being assigned a NAIC designation that is higher than the equivalent NRSRO rating. The NAIC designations for non-agency residential and commercial mortgage backed securities are based on security level expected losses as modeled by an independent third party (engaged by the NAIC) and the statutory carrying value of the security, including any purchase discounts or impairment charges previously recognized. Evaluation of non-agency residential and commercial mortgage backed securities held by insurers using the revised NAIC rating methodologies is performed on an annual basis.
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

A summary of our fixed maturity securities by NAIC designation is as follows:

	December 31, 2015				December 31, 2014
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percentage of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percentage of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$23,363,259	$24,207,801	$24,207,801	66.3%	$19,223,151	$20,941,634	$20,941,634	64.4%
2	11,709,730	11,589,325	11,589,325	31.8%	10,432,593	10,981,618	10,981,618	33.8%
3	758,531	643,293	654,538	1.8%	602,191	583,313	583,907	1.8%
4	60,480	44,312	44,312	0.1%	22,888	14,089	14,089	—%
5	—	—	—	—%	—	—	—	—%
6	8,332	2,485	2,485	—%	655	386	386	—%
	$35,900,332	$36,487,216	$36,498,461	100.0%	$30,281,478	$32,521,040	$32,521,634	100.0%
The amortized cost and fair value of fixed maturity securities at December 31, 2015, by contractual maturity are presented in Note 3 to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2015
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$38,029	$(299)	$37,730
United States Government sponsored agencies	21	971,462	(14,409)	957,053
United States municipalities, states and territories	76	273,297	(8,628)	264,669
Foreign government obligations	6	69,364	(10,935)	58,429
Corporate securities:
Finance, insurance and real estate	145	2,201,597	(74,462)	2,127,135
Manufacturing, construction and mining	334	4,271,655	(377,459)	3,894,196
Utilities and related sectors	216	2,499,341	(161,505)	2,337,836
Wholesale/retail trade	43	537,720	(25,988)	511,732
Services, media and other	101	1,112,071	(43,010)	1,069,061
Residential mortgage backed securities	34	172,697	(3,489)	169,208
Commercial mortgage backed securities	222	2,796,286	(105,281)	2,691,005
Other asset backed securities	43	523,592	(19,880)	503,712
	1,245	$15,467,111	$(845,345)	$14,621,766
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,622	$(11,245)	$65,377

December 31, 2014
Fixed maturity securities, available for sale:
United States Government full faith and credit	1	$513	$(15)	$498
United States Government sponsored agencies	7	624,272	(13,933)	610,339
United States municipalities, states and territories	17	28,658	(711)	27,947
Foreign government obligations	3	29,689	(3,953)	25,736
Corporate securities:
Finance, insurance and real estate	40	672,176	(18,863)	653,313
Manufacturing, construction and mining	138	1,843,254	(71,077)	1,772,177
Utilities and related sectors	77	736,603	(18,338)	718,265
Wholesale/retail trade	17	193,605	(5,412)	188,193
Services, media and other	39	418,942	(9,706)	409,236
Residential mortgage backed securities	12	44,747	(2,205)	42,542
Commercial mortgage backed securities	33	432,201	(3,323)	428,878
Other asset backed securities	17	208,937	(7,885)	201,052
	401	$5,233,597	$(155,421)	$5,078,176
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,432	$(594)	$75,838
Unrealized losses increased $700.6 million from $156.0 million at December 31, 2014 to $856.6 million at December 31, 2015. The increase in unrealized losses was primarily due to a general widening in credit spreads in select industries (especially in the energy and metals & mining sectors) and credits during the year ended December 31, 2015. The 10-year treasury yield curve rates at December 31, 2015 and 2014 were 2.27% and 2.17%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
December 31, 2015
1	$8,278,102	56.3%	$(280,209)	32.7%
2	5,813,570	39.6%	(436,543)	51.0%
3	560,199	3.8%	(117,814)	13.7%
4	44,041	0.3%	(16,168)	1.9%
5	—	—%	—	—%
6	2,476	—%	(5,856)	0.7%
	$14,698,388	100.0%	$(856,590)	100.0%

December 31, 2014
1	$2,366,939	45.9%	$(44,380)	28.5%
2	2,381,413	46.2%	(77,681)	49.8%
3	391,792	7.6%	(24,876)	15.9%
4	14,089	0.3%	(8,799)	5.6%
5	—	—%	—	—%
6	375	—%	(279)	0.2%
	$5,154,608	100.0%	$(156,015)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 1,246 and 402 securities, respectively) have been in a continuous unrealized loss position at December 31, 2015 and 2014, along with a description of the factors causing the unrealized losses is presented in Note 3 to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.

The amortized cost and fair value of fixed maturity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher are considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
December 31, 2015
Fixed maturity securities:
Investment grade:
Less than six months	588	$7,395,125	$7,193,059	$(202,066)
Six months or more and less than twelve months	484	6,799,113	6,388,844	(410,268)
Twelve months or greater	44	592,600	484,646	(107,954)
Total investment grade	1,116	14,786,838	14,066,549	(720,288)
Below investment grade:
Less than six months	87	297,879	279,947	(17,933)
Six months or more and less than twelve months	15	175,603	148,337	(27,266)
Twelve months or greater	28	283,413	192,310	(91,103)
Total below investment grade	130	756,895	620,594	(136,302)
	1,246	$15,543,733	$14,687,143	$(856,590)
December 31, 2014
Fixed maturity securities
Investment grade:
Less than six months	154	$2,114,497	$2,065,474	$(49,023)
Six months or more and less than twelve months	6	85,951	82,264	(3,687)
Twelve months or greater	155	2,664,255	2,595,916	(68,339)
Total investment grade	315	4,864,703	4,743,654	(121,049)
Below investment grade:
Less than six months	55	153,861	151,532	(2,329)
Six months or more and less than twelve months	12	48,846	46,956	(1,890)
Twelve months or greater	20	242,619	211,872	(30,747)
Total below investment grade	87	445,326	410,360	(34,966)
	402	$5,310,029	$5,154,014	$(156,015)

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
December 31, 2015
Investment grade:
Less than six months	22	$211,075	$147,683	$(63,392)
Six months or more and less than twelve months	1	3,218	2,253	(965)
Twelve months or greater	—	214,293	149,936	(64,357)
Total investment grade	23	428,586	299,872	(128,714)
Below investment grade:
Less than six months	9	104,204	72,539	(31,665)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	1	12,281	3,750	(8,531)
Total below investment grade	10	116,485	76,289	(40,196)
	33	$545,071	$376,161	$(168,910)
December 31, 2014
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—
Below investment grade:
Less than six months	—	—	—	—
Six months or more and less than twelve months	3	43,881	28,651	(15,230)
Twelve months or greater	1	655	375	(280)
Total below investment grade	4	44,536	29,026	(15,510)
	4	$44,536	$29,026	$(15,510)

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
December 31, 2015
Due in one year of less	$—	$—	$—	$—
Due after one year through five years	257,994	247,957	—	—
Due after five years through ten years	6,111,139	5,802,168	—	—
Due after ten years through twenty years	2,816,752	2,693,742	—	—
Due after twenty years	2,788,651	2,513,974	76,622	65,377
	11,974,536	11,257,841	76,622	65,377
Residential mortgage backed securities	172,697	169,208	—	—
Commercial mortgage backed securities	2,796,286	2,691,005	—	—
Other asset backed securities	523,592	503,712	—	—
	$15,467,111	$14,621,766	$76,622	$65,377
December 31, 2014
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	74,447	73,594	—	—
Due after five years through ten years	2,753,526	2,692,393	—	—
Due after ten years through twenty years	1,091,955	1,061,437	—	—
Due after twenty years	627,784	578,280	76,432	75,838
	4,547,712	4,405,704	76,432	75,838
Residential mortgage backed securities	44,747	42,542	—	—
Commercial mortgage backed securities	432,201	428,878	—	—
Other asset backed securities	208,937	201,052	—	—
	$5,233,597	$5,078,176	$76,432	$75,838
Energy and Metals & Mining
The tables below summarize our publicly issued corporate fixed maturity securities in the energy and metals & mining sectors. Our privately placed available for sale fixed maturity securities at December 31, 2015 total $167.3 million fair value ($189.6 million amortized cost) in energy and $39.2 million fair value ($47.5 million amortized cost) in metals & mining and are not included in the following tables.

	December 31, 2015
Sector and Subsector	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Average Credit Rating
	(Dollars in thousands)
Energy
Independent	$494,440	$435,476	$(58,964)	Baa
Integrated	451,848	438,884	(12,964)	A
Oil field services	399,077	348,558	(50,519)	Baa
Refining	101,055	97,379	(3,676)	Baa
Midstream	738,396	663,068	(75,328)	Baa
Government owned no guarantee	283,504	283,522	18	A
Metals & Mining	546,906	442,943	(103,963)	Baa
Total Energy and Metals & Mining	$3,015,226	$2,709,830	$(305,396)	Baa

	Amortized Cost at December 31, 2015
	Energy
NRSRO Rating	Independent	Integrated	Oil field services	Refining	Midstream	Government Owned No Guarantee	Metals & Mining	Total
	(Dollars in thousands)
Aaa	$—	$23,914	$—	$—	$—	$—	$—	$23,914
Aa	—	166,662	28,277	—	—	147,763	—	342,702
A	130,615	150,400	117,993	11,617	90,185	85,846	74,670	661,326
Baa	363,825	110,872	223,741	89,438	614,167	25,259	382,121	1,809,423
Ba	—	—	29,066	—	34,044	24,636	60,093	147,839
B	—	—	—	—	—	—	23,897	23,897
Below B	—	—	—	—	—	—	6,125	6,125
	$494,440	$451,848	$399,077	$101,055	$738,396	$283,504	$546,906	$3,015,226

	Fair Value at December 31, 2015
	Energy
NRSRO Rating	Independent	Integrated	Oil field services	Refining	Midstream	Government Owned No Guarantee	Metals & Mining	Total
	(Dollars in thousands)
Aaa	$—	$24,734	$—	$—	$—	$—	$—	$24,734
Aa	—	166,245	27,997	—	—	152,334	—	346,576
A	127,940	144,831	112,187	10,928	90,335	91,499	67,332	645,052
Baa	307,536	103,074	191,603	86,451	550,056	24,227	321,617	1,584,564
Ba	—	—	16,771	—	22,677	15,462	37,226	92,136
B	—	—	—	—	—	—	13,618	13,618
Below B	—	—	—	—	—	—	3,150	3,150
	$435,476	$438,884	$348,558	$97,379	$663,068	$283,522	$442,943	$2,709,830
International Exposure
We hold fixed maturity securities with international exposure. As of December 31, 2015, 18% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. All of these securities are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2), except for 19 securities with a total fair value of $118.2 million which have a NAIC 3 designation and 1 security with a fair value of $2.5 million which has a NAIC 6 designation. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	December 31, 2015
	Amortized Cost	Fair Value	Percent of Total Fair Value
	(Dollars in thousands)
GIIPS (1)	$209,971	$225,926	0.6%
Asia/Pacific	395,343	404,931	1.1%
Non-GIIPS Europe	2,867,651	2,884,117	7.9%
Latin America	263,887	220,994	0.6%
Non-U.S. North America	1,211,268	1,141,790	3.1%
Australia & New Zealand	625,754	614,938	1.7%
Other	994,819	1,010,985	2.8%
	$6,568,693	$6,503,681	17.8%

(1)
Greece, Ireland, Italy, Portugal and Spain continue to cause credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. All of our exposure in GIIPS are corporate securities with issuers domiciled in these countries. None of our foreign government obligations were held in any of these countries.

Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our residential and commercial mortgage backed securities as we monitor all of our residential and commercial mortgage backed securities on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At December 31, 2015, the amortized cost and fair value of securities on the watch list (all fixed maturity securities) are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Investment grade
Corporate securities:
Financials	1	$20,000	$(3,888)	$16,112	52	—
Industrial	1	4,980	(1,817)	3,163	14	5
Other asset backed securities:
Financials	1	2,855	(856)	1,999	57	8
	3	$27,835	$(6,561)	$21,274
Below investment grade
Corporate securities:
Energy	4	45,090	(18,900)	26,190	16 - 32	4 - 12
Materials	6	39,209	(18,923)	20,286	6 - 35	1 - 16
Telecommunications	1	6,000	(3,240)	2,760	18	6
Other asset backed securities:
Financials	1	8,332	(5,856)	2,476	31	12
	12	$98,631	$(46,919)	$51,712
	15	$126,466	$(53,480)	$72,986
We have determined that all of the securities on the watch list that have unrealized losses are temporarily impaired as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost. Our analysis of these securities and their credit performance at December 31, 2015 is as follows:
Financials: The decline in value of this security is due to the continued wide spreads as a result of the ongoing concerns relating to capital, asset quality and earnings stability due to the financial events of the past four years and the ongoing events in the Eurozone. While this issuer has had its financial position and profitability weakened by the credit and liquidity crisis, we have determined that this security was not other than temporarily impaired due to our evaluation of the operating performance and the credit worthiness of the issuer.
Industrial, Energy and Materials: The decline in the value of these securities relates to ongoing operational issues related to the decline in certain commodity prices specific to their businesses. The decline in these commodity prices creates financial challenges as the industries realign to accommodate the lower prices. These issuers will be stressed greater than the average company due to their price sensitivity and the specific position they hold in the chain of supply. We recognized other than temporary impairments on two securities from the same issuer with exposure to the materials sector during 2015. While the other issuers have seen the financial and profitability profile weakened, we have determined that the remaining securities were not other than temporarily impaired due to our evaluation of the operating performance and the credit worthiness of the issuer.
Other asset backed securities: The decline in value of the investment grade other asset backed security is due to poor performance in the underlying pool of student loans. The investment is backed by a guarantee from the for-profit education services provider. We have determined that this security was not other than temporarily impaired, because the guarantee is in good standing and all required payments have been made, including hyper-amortization payments triggered by the performance of the student loan portfolio. The decline in value of the below investment grade other asset backed security is related directly to the decline in oil prices and the financial stability of its operator. The issuer has direct exposure to the oil market as its primary business is deep water drilling. As oil prices have declined the operator of the deep water vessel has experienced financial pressure on its balance sheet. We recognized an other than temporary impairment on this security during 2015.

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

Other Than Temporary Impairments
We have a policy and process to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments. We recognized other than temporary impairments and additional credit losses on residential mortgage backed securities, on one other asset backed security for which we had not previously recognized OTTI and on two corporate securities from the same issuer for which we had not previously recognized OTTI.. Several factors led us to believe that full recovery of amortized cost is not expected on the securities for which we recognized credit losses and reclassified OTTI from accumulated other comprehensive income to net income A discussion of these factors, our policy and process to identify securities that could potentially have impairment that is other than temporary and a summary of OTTI is presented in Note 3 to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.
Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, adjusted for amortization of premiums and accrual of discounts net of loan loss allowances. At December 31, 2015 and 2014, the largest principal amount outstanding for any single mortgage loan was $17.9 million and $15.8 million, respectively, and the average loan size was $2.9 million and $2.7 million, respectively. We have the contractual ability to pursue full personal recourse on 5.5% of the loans and partial personal recourse on 17.4% of the loans. In addition, the average loan to value ratio for the overall portfolio was 53.7% at December 31, 2015 and 2014, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a current appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 of our audited consolidated financial statements of this Form 10-K, which is incorporated by reference in this Item 7.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At December 31, 2015, we had commitments to fund commercial mortgage loans totaling $97.2 million, with fixed interest rates ranging from 4.15% to 4.67%. During 2015 and 2014, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the year ended December 31, 2015, we received $371.0 million in cash for loans being paid in full compared to $361.1 million for the year ended December 31, 2014. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
See Note 4 to our audited consolidated financial statements for a presentation of our specific and general loan loss allowances, impaired loans, foreclosure activity and troubled debt restructure analysis.
We have a process by which we evaluate the credit quality of each of our commercial mortgage loans. This process utilizes each loan's debt service coverage ratio as a primary metric. A summary of our portfolio by debt service coverage ratio (based on most recent information collected)follows:

	December 31, 2015		December 31, 2014
	Principal Outstanding	Percent of Total Principal Outstanding	Principal Outstanding	Percent of Total Principal Outstanding
	(Dollars in thousands)		(Dollars in thousands)
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$1,772,226	72.3%	$1,599,817	65.1%
Greater than or equal to 1.2 and less than 1.5	414,482	16.9%	537,828	21.9%
Greater than or equal to 1.0 and less than 1.2	141,799	5.8%	155,004	6.3%
Less than 1.0	121,402	5.0%	165,072	6.7%
	$2,449,909	100.0%	$2,457,721	100.0%
Approximately 92% (based on principal outstanding) of our mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at December 31, 2015.

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

	December 31,
	2015	2014
	(Dollars in thousands)
Impaired mortgage loans with an allowance	$21,277	$29,116
Impaired mortgage loans with no related allowance	8,859	2,656
Allowance for probable loan losses	(7,842)	(12,333)
Net carrying value of impaired mortgage loans	$22,294	$19,439
At December 31, 2015, we had no commercial mortgage loans that were delinquent (60 days or more past due at the reporting date) in their principal and interest payments.
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
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives that are not classified as equity is recognized immediately in the consolidated statements of operations. A presentation of our derivative instruments along with a discussion of the business strategy involved with our derivatives is included in Note 5 to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.
Liabilities
Our liability for policy benefit reserves increased to $45.5 billion at December 31, 2015 compared to $39.8 billion at December 31, 2014, primarily due to additional annuity sales as discussed above. Substantially all of our annuity products have a surrender charge feature designed to reduce the risk of early withdrawal or surrender of the policies and to compensate us for our costs if policies are withdrawn early. Notwithstanding these policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates and other factors.
See Note 9 to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7 for discussion of our notes payable and borrowings under repurchase agreements.
See Note 10 to our audited consolidated financial statements for additional information concerning our subordinated debentures payable to, and the preferred securities issued by, our subsidiary trusts.
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
Liquidity requirements are met primarily by funds provided from operations. Our life subsidiaries generally receive adequate cash flow from annuity deposits and investment income to meet their obligations. Annuity and life insurance liabilities are generally long-term in nature. However, a primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and bonus vesting, that help limit and discourage early withdrawals. At December 31, 2015, approximately 95% of our annuity liabilities were subject to penalty upon surrender, with a weighted average remaining surrender charge period of 9.1 years and a weighted average surrender charge percentage of 14.3%.
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $4.7 billion for the year ended December 31, 2015 compared to $2.2 billion for the year ended December 31, 2014 with the increase primarily attributable to a $2.6 billion increase in net annuity deposits after coinsurance offset by a $136.0 million (after coinsurance) increase in funds returned to policyholders. . We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans.

Liquidity of Parent Company
We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt (senior notes and subordinated debentures issued to subsidiary trusts), pay operating expenses and pay dividends to stockholders. Our assets consist primarily of the capital stock and surplus notes of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. These sources provide adequate cash flow to us to meet our current and reasonably foreseeable future obligations and we expect they will be adequate to fund our parent company cash flow requirements in 2016.
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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory surplus at the preceding December 31. For 2016, up to $241.3 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $1.3 billion of statutory earned surplus at December 31, 2015.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best and Standard and Poor's. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of December 31, 2015, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to meet this rating objective. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
The transfer of funds by American Equity Life is also restricted by a covenant in our line of credit agreement which requires American Equity Life to maintain a minimum risk-based capital ratio of 275% and a minimum level of statutory surplus equal to the sum of 1) 80% of statutory surplus at September 30, 2013, 2) 50% of the statutory net income for each fiscal quarter ending after September 30, 2013, and 3) 50% of all capital contributed to American Equity Life after September 30, 2013. American Equity Life's risk-based capital ratio was 336% at December 31, 2015. Under this agreement we are also required to maintain a maximum ratio of adjusted debt to total adjusted capital of 0.35.
In August 2015, we completed an underwritten public offering of 9,890,000 shares of our common stock at a public offering price of $25.25 per share, of which 5,590,000 shares are subject to forward sale agreements. During the third quarter of 2015, we contributed $120 million to the capital and surplus of American Equity Life which included $104.5 million of initial net proceeds from the issuance of 4.3 million shares of common stock in our August 2015 public stock offering. If we elect to exercise our rights to physically settle the forward sales agreements, we intend to use the net proceeds from the settlement of approximately $134.6 million, based on the current forward price, for general corporate purposes, including contributions to the capital and surplus of our life insurance subsidiaries to support their continued growth and maintain desired financial strength ratings.
In 2015, 2014 and 2013, we retired $344 million aggregate principal amount of three convertible note issues. The total consideration paid to retire the convertible notes included $486 million of cash and 9.45 million shares of our common stock. We have now extinguished all of our convertible notes.
Cash and cash equivalents of the parent holding company at December 31, 2015, were $38.9 million. In addition, as discussed in Note 9 to our audited consolidated financial statements we have a $140 million revolving line of credit agreement. This revolving line of credit terminates on November 22, 2017, and borrowings are available for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.
On August 5, 2015, Standard & Poor's raised its counterparty credit rating on American Equity Investment Life Holding Company to BBB- from BB+ and its financial strength rating on American Equity Life to A- from BBB+. On August 7, 2015, Fitch Ratings upgraded the issuer default rating of American Equity Investment Life Holding Company to BBB- from BB+.

Statutory accounting practices prescribed or permitted for our life subsidiaries differ in many respects from those governing the preparation of financial statements under GAAP. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. Information as to statutory capital and surplus and statutory net income for our life subsidiaries as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 is included in Note 12 to our audited consolidated financial statements.
In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2015.

	Payments Due by Period
	Total	Less Than 1 year	1–3 Years	4–5 Years	After 5 Years
	(Dollars in thousands)
Annuity and single premium universal life products (1)	$44,298,120	$2,772,812	$9,799,407	$6,652,105	$25,073,796
Notes payable, including interest payments (2)	559,000	26,500	53,000	53,000	426,500
Subordinated debentures, including interest payments (3)	539,944	11,355	22,709	22,709	483,171
Operating leases	16,754	1,808	3,161	3,106	8,679
Mortgage loan funding and other investments	162,586	133,834	28,752	—	—
Total	$45,576,404	$2,946,309	$9,907,029	$6,730,920	$25,992,146

(1)
Amounts shown in this table are projected payments through the year 2035 which we are contractually obligated to pay to our annuity policyholders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency, when applicable. These assumptions are based on our historical experience.

(2)	Period that principal amounts are due is determined by the earliest of the call/put date or the maturity date of each note payable.

(3)	Amount shown is net of equity investments in the capital trusts due to the contractual right of offset upon repayment of the notes.
Inflation
Inflation does not have a significant effect on our consolidated balance sheet. We have minimal investments in property, equipment or inventories. To the extent that interest rates may change to reflect inflation or inflation expectations, there would be an effect on our balance sheet and operations. Higher interest rates experienced in 2015 have decreased the value of our fixed maturity investments. It is likely that lower interest rates would have the opposite effect. It is not possible to calculate the effect such changes in interest rates, if any, have had on our operating results.
Critical Accounting Policies
The increasing complexity of the business environment and applicable authoritative accounting guidance require us to closely monitor our accounting policies. We have identified six critical accounting policies that are complex and require significant judgment. The following summary of our critical accounting policies is intended to enhance your ability to assess our financial condition and results of operations and the potential volatility due to changes in estimates.
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

The following table presents the fair value of fixed maturity and equity securities, available for sale, by pricing source and hierarchy level as of December 31, 2015 and 2014, respectively:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
December 31, 2015
Priced via third party pricing services	$438,719	$35,785,649	$—	$36,224,368
Priced via independent broker quotations	—	164,314	—	164,314
Priced via matrices	—	—	—	—
Priced via other methods	—	40,985	—	40,985
	$438,719	$35,990,948	$—	$36,429,667
% of Total	1.2%	98.8%	—%	100.0%

December 31, 2014
Priced via third party pricing services	$4,266	$32,204,981	$—	$32,209,247
Priced via independent broker quotations	—	38,368	—	38,368
Priced via matrices	—	—	—	—
Priced via other methods	—	205,017	375	205,392
	$4,266	$32,448,366	$375	$32,453,007
% of Total	—%	100.0%	—%	100.0%
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

The independent pricing services provide quoted market prices when available. Quoted prices are not always available due to market inactivity. When quoted market prices are not available, the third parties use yield data and other factors relating to instruments or securities with similar characteristics to determine fair value for securities that are not actively traded. We generally obtain one value from our primary external pricing service. In situations where a price is not available from this service, we may obtain further quotes or prices from additional parties as needed. In addition, for our callable United States Government sponsored agencies we obtain multiple broker quotes and take the average of two broker prices received. Market indices of similar rated asset class spreads are considered for valuations and broker indications of similar securities are compared. Inputs used by the broker include market information, such as yield data and other factors relating to instruments or securities with similar characteristics. Valuations and quotes obtained from third party commercial pricing services are non-binding and do not represent quotes on which one may execute the disposition of the assets.
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of December 31, 2015 and 2014.
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
We utilize the models from a leading structured product software specialist serving institutional investors. These models incorporate each security's seniority and cash flow structure. In circumstances where the analysis implies a potential for principal loss at some point in the future, we use our "best estimate" cash flow projection discounted at the security's effective yield at acquisition to determine the amount of our potential credit loss associated with this security. The discounted expected future cash flows equates to our expected recovery value. Any shortfall of the expected recovery when compared to the amortized cost of the security will be recorded as the credit loss component of an other than temporary impairment.
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
We rate each of the mortgage loans in our portfolio based on factors such as historical operating performance, loan to value ratio and economic outlook, among others. We calculate a loss factor to apply to each rating based on historical losses we have recognized in our mortgage loan portfolio. We apply the loss factors to the total principal outstanding within each rating category to determine an appropriate estimate of the general loan loss allowance. We also assess the portfolio quantitatively and apply a loss rate to all loans without a specific allowance based on management's assessment of economic conditions, and we apply an additional amount of loss allowance to a group of loans that we have identified as having higher risk of loss.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at December 31, 2015 were to increase by 100 basis points, our reserves for fixed index annuities would decrease by $400.3 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $173.3 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase our reserves for fixed index annuities by $447.5 million recorded through operations as an increase in the change in fair value of embedded derivatives and increase our combined balance for deferred policy acquisition costs and deferred sales inducements by $248.9 million recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.
Liability for Lifetime Income Benefit Riders
Beginning in July 2007, substantially all of our fixed index annuity policies and many of our annual reset fixed rate deferred annuities were issued with a lifetime income benefit rider.
The liability for lifetime income benefit riders is based on estimates of the value of benefit payments expected to be paid in excess of projected policy values recognizing the excess over the expected lives of the underlying policies. The inputs used in the calculation of the liability for lifetime income benefit riders include actual policy values, actual income account values, actual payout factors, actual roll-up rates and our best estimate assumptions for future policy growth, future policy decrements, the ages at which policyholders are expected to elect to begin to receive lifetime income benefit payments, the percentage of policyholders who elect to receive lifetime income benefit payments and the type of income benefit payments selected upon election. The assumptions are reviewed quarterly and revisions to the assumptions are made based on historical results and our best estimates of future experience. The liability for lifetime income benefit riders is included in policy benefit reserves in the consolidated balance sheets and the change in the liability is included in interest sensitive and index product benefits in the consolidated statements of operations. See Results of Operations for the Three Years Ended December 31, 2015 in this Item 7. for a discussion and presentation of the actual effects of assumption revisions.
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

For annuity products, these costs are being amortized generally in proportion to expected gross profits from investment spreads, including the cost of hedging the fixed indexed annuity obligations, and, to a lesser extent, from product charges net of expected excess payments for lifetime income benefit riders, and mortality and expense margins. Current and future period gross profits/margins for fixed index annuities also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. Current period amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. Our estimates of future gross profits/margins are based on actuarial assumptions related to the underlying policies terms, lives of the policies, yield on investments supporting the liabilities and level of expenses necessary to maintain the polices over their entire lives. Revisions are made based on historical results and our best estimates of future experience. See Results of Operations for the Three Years Ended December 31, 2015 in this Item 7. for a discussion and presentation of the actual effects of unlocking.
Estimated future gross profits vary based on a number of sources including investment spread margins, surrender charge income, policy persistency, policy administrative expenses and realized gains and losses on investments including credit related other than temporary impairment losses. Estimated future gross profits are most sensitive to changes in investment spread margins which are the most significant component of gross profits. If estimated gross profits for all future years on business in force at December 31, 2015 were to increase by 10%, our combined balance for deferred policy acquisition costs and deferred sales inducements at December 31, 2015 would increase by $171.0 million recorded through operations as a decrease to amortization of deferred policy acquisition costs and deferred sales inducements. Correspondingly, a 10% decrease in estimated gross profits for all future years would result in a $191.7 million decrease in the combined December 31, 2015 balances recorded through operations as an increase to amortization of deferred policy acquisition costs and deferred sales inducements.
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

Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at December 31, 2015, of which $85.5 million has been swapped to a fixed rate which began in March of 2014 and $79.0 million has been capped for a term of seven years which began in July of 2014 (See Note 5 to our audited consolidated financial statements in this Form 10-K). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for fixed index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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
If interest rates were to increase 10% (30 basis points) from levels at December 31, 2015, we estimate that the fair value of our fixed maturity securities would decrease by approximately $914.7 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $270.3 million in accumulated other comprehensive income and a decrease in stockholders' equity. The computer models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition—Liquidity for Insurance Operations for a further discussion of the liquidity risk.
At December 31, 2015, 33% of our fixed income securities have call features, of which 2.0% ($0.7 billion) were subject to call redemption. Another 0.4% ($0.2 billion) will become subject to call redemption during 2016. Approximately 68% of our fixed income securities that have call features are not callable until within six months of their stated maturities. During the years ended December 31, 2015 and 2014, we received $0.7 billion and $0.8 billion, respectively, in net redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At December 31, 2015, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.
We purchase call options on the applicable indices to fund the annual index credits on our fixed index annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for fixed index products. The difference between proceeds received at expiration of these options and index credits, as shown in the following table, is primarily due to over-hedging as a result of policyholder behavior being different than our expectations.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Annual index credits to policyholders on their anniversaries	$587,705	$1,096,504	$908,717
Proceeds received at expiration of options related to such credits	602,436	1,103,710	910,413
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
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 solely because of the material weakness in our internal control over financial reporting described below.

(b)	Management's Report on Internal Control over Financial Reporting.
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 based upon criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has determined that we did not maintain effective internal control over financial reporting as of December 31, 2015, solely because of the material weakness in our internal control over financial reporting described below. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
Inadequate Controls Over Implementation of Changes to the Calculation of Lifetime Income Benefit Reserves
We did not have adequate controls designed and in place to ensure that we correctly implemented changes made to the calculation of lifetime income benefit reserves in the third quarter of 2015. Specifically, the design of our control relating to the review of the implementation of code changes to reflect revised assumptions and the impact of those changes (the “review control”) on the lifetime income benefit reserves was not modified given the complex nature and volume of code changes we made as part of the third quarter review. As a result, we failed to identify an immaterial after-tax calculation error. This amount was corrected in the fourth quarter of 2015 prior to issuing our consolidated financial statements. The control deficiency related to the lifetime income benefit reserves created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis and therefore we concluded that the deficiency represents a material weakness in the Company's internal control over financial reporting as of December 31, 2015.
The Company's independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this annual report on Form 10-K, has issued an adverse report on the effectiveness of management's internal control over financial reporting as of December 31, 2015. This report appears on page F-3 of this annual report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting.
Other than the ongoing remediation plans described below, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(d) Remediation of the Material Weakness in Internal Control Over Financial Reporting.
We are currently working to remediate the material weakness. We have reviewed the design of our current “review control” over the implementation of code changes to our lifetime income benefit reserves to determine appropriate improvements and have implemented enhanced procedures. As part of these procedures, our controls have been enhanced to ensure that all code changes are reviewed by an individual who was not responsible for the implementation of the code changes.
In addition, the scope of the “review control” over the implementation of code changes to our lifetime income benefit reserves has been expanded to include detail testing of our lifetime income benefit reserves calculation to ensure any code changes are implemented accurately. These control enhancements are intended to ensure that code changes to the lifetime income benefit reserves calculation function as intended.
We believe these measures will remediate the control deficiency identified above and have strengthened our internal control over financial reporting for the calculation of our lifetime income benefit reserves. We will test the ongoing operating effectiveness of the new controls and will consider the material weakness remediated after the applicable remedial controls operate effectively for a sufficient period of time.

Item 9B.    Other Information
There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2015 which has not been previously reported.

PART III
The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 2, 2016 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2015.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of February 2016.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
By:	/s/ JOHN M. MATOVINA
John M. Matovina, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date

/s/ JOHN M. MATOVINA	Chief Executive Officer, President and Director (Principal Executive Officer)	February 26, 2016
John M. Matovina

/s/ TED M. JOHNSON	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 26, 2016
Ted M. Johnson

/s/ SCOTT A. SAMUELSON	Vice President—Controller (Principal Accounting Officer)	February 26, 2016
Scott A. Samuelson

/s/ D.J. NOBLE	Executive Chairman and Director	February 26, 2016
D.J. Noble

/s/ JOYCE A. CHAPMAN	Director	February 26, 2016
Joyce A. Chapman

/s/ ALEXANDER M. CLARK	Director	February 26, 2016
Alexander M. Clark

/s/ JAMES M. GERLACH	Director	February 26, 2016
James M. Gerlach

/s/ ROBERT L. HOWE	Director	February 26, 2016
Robert L. Howe

/s/ ALAN D. MATULA	Director	February 26, 2016
Alan D. Matula

/s/ DAVID S. MULCAHY	Director	February 26, 2016
David S. Mulcahy

/s/ GERARD D. NEUGENT	Director	February 26, 2016
Gerard D. Neugent

/s/ DEBRA J. RICHARDSON	Director	February 26, 2016
Debra J. Richardson

/s/ A.J. STRICKLAND, III	Director	February 26, 2016
A.J. Strickland, III

/s/ HARLEY A. WHITFIELD	Director	February 26, 2016
Harley A. Whitfield

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American Equity Investment Life Holding Company:
We have audited the accompanying consolidated balance sheets of American Equity Investment Life Holding Company and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules listed in the Index on page F-1. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Equity Investment Life Holding Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Des Moines, Iowa
February 26, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American Equity Investment Life Holding Company:
We have audited American Equity Investment Life Holding Company and subsidiaries (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to inadequate controls over implementation of changes to the calculation of lifetime income benefit reserves has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated February 26, 2016, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Des Moines, Iowa
February 26, 2016

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2015 - $35,823,710; 2014 - $30,205,046)	$36,421,839	$32,445,202
Held for investment, at amortized cost (fair value: 2015 - $65,377; 2014 - $75,838)	76,622	76,432
Equity securities, available for sale, at fair value (cost: 2015 - $7,515; 2014 - $7,509)	7,828	7,805
Mortgage loans on real estate	2,435,257	2,434,580
Derivative instruments	337,256	731,113
Other investments	291,530	286,726
Total investments	39,570,332	35,981,858

Cash and cash equivalents	397,749	701,514
Coinsurance deposits	3,187,470	3,044,342
Accrued investment income	362,104	326,559
Deferred policy acquisition costs	2,905,136	2,058,556
Deferred sales inducements	2,232,148	1,587,257
Deferred income taxes	232,683	—
Income taxes recoverable	29,599	9,252
Other assets	123,942	280,396
Total assets	$49,041,163	$43,989,734

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$45,495,431	$39,802,861
Other policy funds and contract claims	324,850	365,819
Notes payable	400,000	421,679
Subordinated debentures	246,450	246,243
Deferred income taxes	—	3,895
Other liabilities	629,897	1,009,361
Total liabilities	47,096,628	41,849,858

Stockholders' equity:
Preferred stock, par value $1 per share, 2,000,000 shares authorized, 2015 and 2014 - no shares issued and outstanding	—	—
Common stock, par value $1 per share, 200,000,000 shares authorized; issued and outstanding: 2015 - 81,354,079 shares (excluding 3,448,750 treasury shares); 2014 - 76,062,407 shares (excluding 4,126,167 treasury shares)	81,354	76,062
Additional paid-in capital	630,367	513,218
Accumulated other comprehensive income	201,663	721,401
Retained earnings	1,031,151	829,195
Total stockholders' equity	1,944,535	2,139,876
Total liabilities and stockholders' equity	$49,041,163	$43,989,734
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Premiums and other considerations	$36,048	$32,623	$45,347
Annuity product charges	136,168	118,990	103,591
Net investment income	1,692,192	1,531,667	1,383,927
Change in fair value of derivatives	(336,146)	504,825	1,076,015
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	10,211	(4,003)	40,561
OTTI losses on investments:
Total OTTI losses	(25,547)	—	(4,964)
Portion of OTTI losses recognized in (from) other comprehensive income	6,011	(2,627)	(1,270)
Net OTTI losses recognized in operations	(19,536)	(2,627)	(6,234)
Loss on extinguishment of debt	—	(12,502)	(32,515)
Total revenues	1,518,937	2,168,973	2,610,692

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	45,458	41,815	53,071
Interest sensitive and index product benefits	968,053	1,473,700	1,272,867
Amortization of deferred sales inducements	209,390	131,419	253,113
Change in fair value of embedded derivatives	(464,698)	32,321	133,968
Interest expense on notes payable	28,849	36,370	38,870
Interest expense on subordinated debentures	12,239	12,122	12,088
Amortization of deferred policy acquisition costs	286,114	163,578	365,468
Other operating costs and expenses	96,218	81,584	91,915
Total benefits and expenses	1,181,623	1,972,909	2,221,360
Income before income taxes	337,314	196,064	389,332
Income tax expense	117,484	70,041	136,049
Net income	$219,830	$126,023	$253,283

Earnings per common share	$2.78	$1.69	$3.86
Earnings per common share - assuming dilution	$2.72	$1.58	$3.38
Weighted average common shares outstanding (in thousands):
Earnings per common share	78,937	74,431	65,544
Earnings per common share - assuming dilution	80,961	79,894	75,041
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$219,830	$126,023	$253,283
Other comprehensive income (loss):
Change in net unrealized investment gains/losses (1)	(797,374)	1,038,604	(1,001,943)
Noncredit component of OTTI losses (1)	(2,927)	1,265	586
Reclassification of unrealized investment gains/losses to net income (1)	703	(1,092)	15,802
Other comprehensive income (loss) before income tax	(799,598)	1,038,777	(985,555)
Income tax effect related to other comprehensive income (loss)	279,860	(363,572)	344,944
Other comprehensive income (loss)	(519,738)	675,205	(640,611)
Comprehensive income (loss)	$(299,908)	$801,228	$(387,328)

(1)	Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2012	$61,751	$496,715	$(2,583)	$686,807	$477,547	$1,720,237
Net income for the year	—	—	—	—	253,283	253,283
Other comprehensive loss	—	—	—	(640,611)	—	(640,611)
Allocation of 181,181 shares of common stock by ESOP, including excess income tax benefits	—	1,438	1,952	—	—	3,390
Share-based compensation, including excess income tax benefits	—	13,624	—	—	—	13,624
Issuance of 3,294,995 shares of common stock under compensation plans, including excess income tax benefits	3,295	29,440	—	—	—	32,735
Extinguishment of convertible senior notes, net of tax, including 5,489,808 shares of common stock issued upon conversion	5,489	57,174	—	—	—	62,663
Warrants reclassified to embedded derivative liability to be settled in cash	—	(47,991)	—	—	—	(47,991)
Dividends on common stock ($0.18 per share)	—	—	—	—	(12,643)	(12,643)
Balance at December 31, 2013	70,535	550,400	(631)	46,196	718,187	1,384,687
Net income for the year	—	—	—	—	126,023	126,023
Other comprehensive income	—	—	—	675,205	—	675,205
Allocation of 58,618 shares of common stock by ESOP, including excess income tax benefits	—	721	631	—	—	1,352
Share-based compensation, including excess income tax benefits	—	7,705	—	—	—	7,705
Issuance of 1,567,607 shares of common stock under compensation plans, including excess income tax benefits	1,568	13,137	—	—	—	14,705
Extinguishment of convertible senior notes, net of tax, including 3,959,396 shares of common stock issued upon conversion	3,959	(7,488)	—	—	—	(3,529)
Warrants reclassified to embedded derivative liability to be settled in cash	—	(51,257)	—	—	—	(51,257)
Dividends on common stock ($0.20 per share)	—	—	—	—	(15,015)	(15,015)
Balance at December 31, 2014	76,062	513,218	—	721,401	829,195	2,139,876
Net income for the year	—	—	—	—	219,830	219,830
Other comprehensive loss	—	—	—	(519,738)	—	(519,738)
Share-based compensation, including excess income tax benefits	—	9,976	—	—	—	9,976
Issuance of common stock via public offering	4,300	100,179	—	—	—	104,479
Issuance of 944,504 shares of common stock under compensation plans, including excess income tax benefits	944	7,042	—	—	—	7,986
Issuance of 47,868 shares of common stock to settle warrants that have reached their expiration	48	(48)	—	—	—	—
Dividends on common stock ($0.22 per share)	—	—	—	—	(17,874)	(17,874)
Balance at December 31, 2015	$81,354	$630,367	$—	$201,663	$1,031,151	$1,944,535
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income	$219,830	$126,023	$253,283
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	968,053	1,473,700	1,272,867
Amortization of deferred sales inducements	209,390	131,419	253,113
Annuity product charges	(136,168)	(118,990)	(103,591)
Change in fair value of embedded derivatives	(464,698)	32,321	133,968
Increase in traditional life and accident and health insurance reserves	5,097	2,385	14,997
Policy acquisition costs deferred	(657,639)	(426,882)	(425,800)
Amortization of deferred policy acquisition costs	286,114	163,578	365,468
Provision for depreciation and other amortization	4,610	9,490	18,375
Amortization of discounts and premiums on investments	(8,464)	(14,960)	6,861
Loss on extinguishment of debt	—	12,502	32,515
Realized gains/losses on investments and net OTTI losses recognized in operations	9,325	6,630	(34,327)
Change in fair value of derivatives	334,300	(506,328)	(1,076,015)
Deferred income taxes (benefits)	41,916	(46,504)	3,013
Share-based compensation	7,373	3,544	10,476
Change in accrued investment income	(35,545)	(24,918)	(39,808)
Change in income taxes recoverable/payable	(20,027)	(19,405)	5,397
Change in other assets	71	(2,771)	1,113
Change in other policy funds and contract claims	(49,092)	(60,931)	(47,445)
Change in collateral held for derivatives	(269,474)	27,839	236,702
Change in other liabilities	75,794	(51,008)	(11,435)
Other	(15,962)	(8,948)	(7,059)
Net cash provided by operating activities	504,804	707,786	862,668

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities—available for sale	1,612,121	1,490,906	3,456,719
Equity securities—available for sale	—	—	46,674
Mortgage loans on real estate	468,102	453,937	539,240
Derivative instruments	640,467	1,169,874	971,432
Other investments	16,792	23,165	24,050
Acquisitions of investments:
Fixed maturity securities—available for sale	(7,256,137)	(5,191,781)	(7,962,150)
Mortgage loans on real estate	(455,286)	(327,654)	(505,953)
Derivative instruments	(588,859)	(492,296)	(419,345)
Other investments	(13,092)	(72,548)	(29,015)
Purchases of property, furniture and equipment	(1,313)	(1,352)	(948)
Net cash used in investing activities	(5,577,205)	(2,947,749)	(3,879,296)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$7,051,227	$4,160,005	$4,160,346
Coinsurance deposits	(80,777)	109,184	25,729
Return of annuity policyholder account balances	(2,271,950)	(2,025,203)	(1,763,913)
Financing fees incurred and deferred	—	(100)	(11,942)
Proceeds from notes payable	—	—	415,000
Repayment of notes payable	(48,152)	(219,094)	(234,154)
Net proceeds from settlement of notes hedges and warrants	25,775	16,558	22,170
Acquisition of common stock	(16)	—	—
Excess tax benefits realized from share-based compensation plans	3,649	5,184	4,043
Proceeds from issuance of common stock	112,481	13,681	31,764
Change in checks in excess of cash balance	(5,727)	(1,252)	9,212
Dividends paid	(17,874)	(15,015)	(12,643)
Net cash provided by financing activities	4,768,636	2,043,948	2,645,612
Decrease in cash and cash equivalents	(303,765)	(196,015)	(371,016)
Cash and cash equivalents at beginning of year	701,514	897,529	1,268,545
Cash and cash equivalents at end of year	$397,749	$701,514	$897,529

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$39,118	$42,989	$25,608
Income taxes	91,887	132,754	128,225
Non-cash operating activity:
Deferral of sales inducements	486,924	330,079	337,787
Non-cash investing activity:
Real estate acquired in satisfaction of mortgage loans	—	14,555	8,217
Mortgage loan on real estate sold	4,879	—	—
Non-cash financing activity:
Common stock issued in extinguishment of debt	—	95,993	117,463
Common stock issued to settle warrants that have expired	48	—	—
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Significant Accounting Policies
Nature of Operations
American Equity Investment Life Holding Company ("we", "us", "our" or "parent company"), through its wholly-owned subsidiaries, American Equity Investment Life Insurance Company ("American Equity Life"), American Equity Investment Life Insurance Company of New York ("American Equity Life of New York") and Eagle Life Insurance Company ("Eagle Life"), is licensed to sell insurance products in 50 states and the District of Columbia at December 31, 2015. We operate solely in the insurance business.
We primarily market fixed index and fixed rate annuities and to a lesser extent, life insurance. Premiums and annuity deposits (net of coinsurance) collected in 2015, 2014 and 2013, by product type were as follows:

	Year Ended December 31,
Product Type	2015	2014	2013
	(Dollars in thousands)
Fixed index annuities	$6,491,981	$3,911,109	$3,864,990
Annual reset fixed rate annuities	44,715	56,647	71,162
Multi-year fixed rate annuities	42,709	21,125	41,578
Single premium immediate annuities (SPIA)	32,752	24,580	52,142
Life insurance	10,917	10,810	10,556
	$6,623,074	$4,024,271	$4,040,428
Agents contracted with us through one national marketing organization accounted for more than 10% of the annuity deposits and insurance premium collections during 2015 representing 24% of the annuity deposits and insurance premiums collected. Agents contracted with us through two national marketing organizations accounted for more than 10% of the annuity deposits and insurance premium collections during 2014, each representing 10% individually, of the annuity deposits and insurance premiums collected. Agents contracted with us through one national marketing organization accounted for more than 10% of the annuity deposits and insurance premium collections during 2013 representing 11% of the annuity deposits and insurance premiums collected.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For annuity products, these capitalized costs are being amortized generally in proportion to expected gross profits from investment spreads, including the cost of hedging the fixed indexed annuity obligations, and, to a lesser extent, from product charges net of expected excess payments for lifetime income benefit riders, and mortality and expense margins. Current and future period gross profits/margins for fixed index annuities also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. That amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of net realized gains on investments and net OTTI losses recognized in operations) to be realized from a group of products are revised. Deferred policy acquisition costs and deferred sales inducements are also adjusted for the change in amortization that would have occurred if available for sale fixed maturity securities and equity securities had been sold at their aggregate fair value at the end of the reporting period and the proceeds reinvested at current yields. The impact of this adjustment is included in accumulated other comprehensive income within consolidated stockholders' equity, net of applicable taxes. See Note 6 for more information on deferred policy acquisition costs and deferred sales inducements.
Policy Benefit Reserves
Policy benefit reserves for fixed index annuities with returns linked to the performance of a specified market index are equal to the sum of the fair value of the embedded derivatives and the host (or guaranteed) component of the contracts. The host value is established at inception of the contract and accreted over the policy's life at a constant rate of interest. Future policy benefit reserves for fixed index annuities earning a fixed rate of interest and other deferred annuity products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. For the years ended December 31, 2015, 2014 and 2013, interest crediting rates for these products ranged from 1.00% to 3.50%.
The liability for lifetime income benefit riders is based on estimates of the value of benefit payments expected to be paid in excess of projected policy values recognizing the excess over the expected lives of the underlying policies. The inputs used in the calculation of the liability for lifetime income benefit riders include actual policy values, actual income account values, actual payout factors, actual roll-up rates and our best estimate assumptions for future policy growth, future policy decrements, the ages at which policyholders are expected to elect to begin to receive lifetime income benefit payments, the percentage of policyholders who elect to receive lifetime income benefit payments and the type of income benefit payments selected upon election.
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
Recognition of Premium Revenues and Costs
Revenues for annuity products include surrender and living income benefit rider charges assessed against policyholder account balances during the period. Interest sensitive and index product benefits related to annuity products include interest credited or index credits to policyholder account balances pursuant to accounting by insurance companies for certain long-duration contracts. The change in fair value of the embedded derivatives for fixed index annuities equals the change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the long-duration contracts accounting standard at each balance sheet date.
Considerations from immediate annuities with life contingencies are recognized as revenue when the policy is issued.
Traditional life insurance premiums are recognized as revenues over the premium-paying period. Certain group policies include provisions for annual experience refunds of premiums equal to net premiums received less an administrative fee and less claims incurred. Such amounts (2015 - $1.5 million; 2014 - $1.7 million; and 2013 - $1.1 million) are reported as a reduction of traditional life insurance premiums in the consolidated statements of operations. Future policy benefits are recognized as expenses over the life of the policy by means of the provision for future policy benefits.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In April 2015, the FASB issued an ASU which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU will be effective for us on January 1, 2016, and retroactive application is required. It is not expected to have a material impact on our consolidated financial statements. Subsequently, in August 2015, the FASB issued an ASU that states that the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and expensing those costs ratably over the term of the line of credit arrangement.
In January 2016, the FASB issued an ASU that, among other aspects of recognition, measurement, presentation and disclosure of financial instruments, primarily requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This ASU will be effective for fiscal years beginning after December 15, 2017, and we have not determined the effect it will have on our consolidated financial statements.
2.     Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$36,421,839	$36,421,839	$32,445,202	$32,445,202
Held for investment	76,622	65,377	76,432	75,838
Equity securities, available for sale	7,828	7,828	7,805	7,805
Mortgage loans on real estate	2,435,257	2,471,864	2,434,580	2,493,901
Derivative instruments	337,256	337,256	731,113	731,113
Other investments	285,044	290,075	266,488	273,004
Cash and cash equivalents	397,749	397,749	701,514	701,514
Coinsurance deposits	3,187,470	2,860,882	3,044,342	2,698,552
Interest rate caps	1,411	1,411	2,778	2,778
2015 notes hedges	—	—	30,291	30,291
Counterparty collateral	82,312	82,312	206,096	206,096

Liabilities
Policy benefit reserves	45,151,460	38,435,515	39,463,987	33,078,978
Single premium immediate annuity (SPIA) benefit reserves	324,264	336,066	365,440	377,654
Notes payable	400,000	417,752	421,679	503,349
Subordinated debentures	246,450	216,933	246,243	244,437
2015 notes embedded conversion derivative	—	—	30,291	30,291
Interest rate swap	3,139	3,139	2,644	2,644

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2015 and 2014 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2015
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$471,256	$438,598	$32,658	$—
United States Government sponsored agencies	1,398,611	—	1,398,611	—
United States municipalities, states and territories	3,755,367	—	3,755,367	—
Foreign government obligations	212,565	—	212,565	—
Corporate securities	23,802,394	121	23,802,273	—
Residential mortgage backed securities	1,462,072	—	1,462,072	—
Commercial mortgage backed securities	4,174,396	—	4,174,396	—
Other asset backed securities	1,145,178	—	1,145,178	—
Equity securities, available for sale: finance, insurance and real estate	7,828	—	7,828	—
Derivative instruments	337,256	—	337,256	—
Cash and cash equivalents	397,749	397,749	—	—
Interest rate caps	1,411	—	1,411	—
Counterparty collateral	82,312	—	82,312	—
	$37,248,395	$836,468	$36,411,927	$—
Liabilities
Interest rate swap	$3,139	$—	$3,139	$—
Fixed index annuities—embedded derivatives	5,983,622	—	—	5,983,622
	$5,986,761	$—	$3,139	$5,983,622
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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of December 31, 2015 and 2014.
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
Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse, partial withdrawal and mortality rates. As of December 31, 2015 and 2014, we utilized an estimate of 3.10% and 3.10%, respectively, for the expected cost of annual call options, which are based on estimated account value growth and a historical review of our actual option costs.
Our best estimate assumptions for lapse, partial withdrawal and mortality rates are based on our actual experience and our outlook as to future expectations for such assumptions. These assumptions, which are consistent with the assumptions used in calculating deferred policy acquisition costs and deferred sales inducements, are reviewed on a quarterly basis and are revised as our experience develops and/or as future expectations change. Our mortality rate assumptions are based on 65% of the 1983 Basic Annuity Mortality Tables. The following table presents average lapse rate and partial withdrawal rate assumptions, by contract duration, used in estimating the fair value of the embedded derivative component of our fixed index annuity policy benefit reserves at each reporting date:

	Average Lapse Rates		Average Partial Withdrawal Rates
Contract Duration (Years)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2015	Year Ended December 31, 2014
1 - 5	1.58%	1.60%	3.08%	3.07%
6 - 10	8.55%	8.14%	3.55%	3.54%
11 - 15	12.01%	11.58%	3.59%	3.56%
16 - 20	12.99%	12.25%	3.22%	3.31%
20+	12.54%	11.94%	3.22%	3.31%
Lapse rates are generally expected to increase as surrender charge percentages decrease. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.
The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Available for sale securities
Beginning balance	$375	$1,376
Principal returned	(23)	(285)
Amortization of premium/accretion of discount	(494)	(262)
Total gains (losses) (realized/unrealized):
Included in other comprehensive income (loss)	280	109
Included in operations	(138)	(563)
Ending balance	$—	$375

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Level 3 assets included in the table above are not material to our financial position, results of operations or cash flows, and it is management's opinion that the sensitivity of the inputs used in determining the fair value of these assets is not material as well.

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Fixed index annuities—embedded derivatives
Beginning balance	$5,574,653	$4,406,163
Premiums less benefits	1,234,637	1,700,827
Change in fair value, net	(825,668)	(532,337)
Ending balance	$5,983,622	$5,574,653
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at December 31, 2015, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $400.3 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $173.3 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $447.5 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $248.9 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Investments
At December 31, 2015 and 2014, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2015
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$470,567	$988	$(299)	$471,256
United States Government sponsored agencies	1,386,219	26,801	(14,409)	1,398,611
United States municipalities, states and territories	3,422,667	341,328	(8,628)	3,755,367
Foreign government obligations	210,953	12,547	(10,935)	212,565
Corporate securities	23,597,530	887,288	(682,424)	23,802,394
Residential mortgage backed securities	1,366,985	98,576	(3,489)	1,462,072
Commercial mortgage backed securities	4,238,265	41,412	(105,281)	4,174,396
Other asset backed securities	1,130,524	34,534	(19,880)	1,145,178
	$35,823,710	$1,443,474	$(845,345)	$36,421,839
Held for investment:
Corporate security	$76,622	$—	$(11,245)	$65,377

Equity securities, available for sale:
Finance, insurance and real estate	$7,515	$313	$—	$7,828

December 31, 2014
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$137,710	$765	$(15)	$138,460
United States Government sponsored agencies	1,364,424	43,399	(13,933)	1,393,890
United States municipalities, states and territories	3,293,551	430,469	(711)	3,723,309
Foreign government obligations	181,128	16,628	(3,953)	193,803
Corporate securities	19,984,747	1,628,941	(123,396)	21,490,292
Residential mortgage backed securities	1,616,846	136,704	(2,205)	1,751,345
Commercial mortgage backed securities	2,720,294	90,649	(3,323)	2,807,620
Other asset backed securities	906,346	48,022	(7,885)	946,483
	$30,205,046	$2,395,577	$(155,421)	$32,445,202
Held for investment:
Corporate security	$76,432	$—	$(594)	$75,838

Equity securities, available for sale:
Finance, insurance and real estate	$7,509	$296	$—	$7,805
At December 31, 2015, 33% of our fixed income securities have call features, of which 2.0% ($0.7 billion) were subject to call redemption and another 0.4% ($0.2 billion) will become subject to call redemption during 2016. Approximately 68% of our fixed income securities that have call features are not callable until within six months of their stated maturities.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and fair value of fixed maturity securities at December 31, 2015, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$134,629	$138,161	$—	$—
Due after one year through five years	2,355,740	2,474,985	—	—
Due after five years through ten years	10,586,688	10,449,194	—	—
Due after ten years through twenty years	8,683,404	9,103,228	—	—
Due after twenty years	7,327,475	7,474,625	76,622	65,377
	29,087,936	29,640,193	76,622	65,377
Residential mortgage backed securities	1,366,985	1,462,072	—	—
Commercial mortgage backed securities	4,238,265	4,174,396	—	—
Other asset backed securities	1,130,524	1,145,178	—	—
	$35,823,710	$36,421,839	$76,622	$65,377
Net unrealized gains on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	December 31,
	2015	2014
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities and equity securities	$598,442	$2,240,452
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(322,859)	(1,165,271)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense	(96,454)	(376,314)
Net unrealized gains reported as accumulated other comprehensive income	$201,663	$721,401
The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO's"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, we had 98% of our fixed maturity portfolio rated investment grade at both December 31, 2015 and 2014.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	December 31,
	2015		2014
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$23,363,259	$24,207,801	$19,223,151	$20,941,634
2	11,709,730	11,589,325	10,432,593	10,981,618
3	758,531	643,293	602,191	583,313
4	60,480	44,312	22,888	14,089
5	—	—	—	—
6	8,332	2,485	655	386
	$35,900,332	$36,487,216	$30,281,478	$32,521,040

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 1,246 and 402 securities, respectively) have been in a continuous unrealized loss position, at December 31, 2015 and 2014:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2015
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$37,730	$(299)	$—	$—	$37,730	$(299)
United States Government sponsored agencies	957,053	(14,409)	—	—	957,053	(14,409)
United States municipalities, states and territories	261,823	(8,474)	2,846	(154)	264,669	(8,628)
Foreign government obligations	42,966	(1,762)	15,463	(9,173)	58,429	(10,935)
Corporate securities:
Finance, insurance and real estate	2,077,223	(59,607)	49,912	(14,855)	2,127,135	(74,462)
Manufacturing, construction and mining	3,517,967	(246,456)	376,229	(131,003)	3,894,196	(377,459)
Utilities and related sectors	2,240,652	(138,940)	97,184	(22,565)	2,337,836	(161,505)
Wholesale/retail trade	473,050	(17,863)	38,682	(8,125)	511,732	(25,988)
Services, media and other	1,037,011	(39,937)	32,050	(3,073)	1,069,061	(43,010)
Residential mortgage backed securities	162,770	(2,958)	6,438	(531)	169,208	(3,489)
Commercial mortgage backed securities	2,679,510	(105,002)	11,495	(279)	2,691,005	(105,281)
Other asset backed securities	457,055	(10,581)	46,657	(9,299)	503,712	(19,880)
	$13,944,810	$(646,288)	$676,956	$(199,057)	$14,621,766	$(845,345)
Held for investment:
Corporate security:
Insurance	$65,377	$(11,245)	$—	$—	$65,377	$(11,245)

December 31, 2014
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$—	$—	$498	$(15)	$498	$(15)
United States Government sponsored agencies	—	—	610,339	(13,933)	610,339	(13,933)
United States municipalities, states and territories	—	—	27,947	(711)	27,947	(711)
Foreign government obligations	14,194	(1,068)	11,542	(2,885)	25,736	(3,953)
Corporate securities:
Finance, insurance and real estate	253,439	(2,586)	399,874	(16,277)	653,313	(18,863)
Manufacturing, construction and mining	1,078,089	(35,151)	694,088	(35,926)	1,772,177	(71,077)
Utilities and related sectors	373,952	(8,185)	344,313	(10,153)	718,265	(18,338)
Wholesale/retail trade	88,766	(2,290)	99,427	(3,122)	188,193	(5,412)
Services, media and other	131,940	(1,567)	277,296	(8,139)	409,236	(9,706)
Residential mortgage backed securities	22,115	(1,219)	20,427	(986)	42,542	(2,205)
Commercial mortgage backed securities	241,637	(1,344)	187,241	(1,979)	428,878	(3,323)
Other asset backed securities	142,094	(3,519)	58,958	(4,366)	201,052	(7,885)
	$2,346,226	$(56,929)	$2,731,950	$(98,492)	$5,078,176	$(155,421)
Held for investment:
Corporate security:
Insurance	$—	$—	$75,838	$(594)	$75,838	$(594)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the results of our process for evaluating available for sale securities in unrealized loss positions for other-than-temporary-impairments, which is discussed in detail later in this footnote, we have determined that the unrealized losses on the securities in the preceding table are temporary. The unrealized losses at December 31, 2015 are principally related to timing of the purchases of these securities, which carry less yield than those available at December 31, 2015. In addition, a general widening of credit spreads has occurred in risk asset classes due to economic uncertainty and concerns of prolonged economic weakness.
The commodity related sectors had a high concentration of gross unrealized losses in our corporate fixed income securities portfolio as of December 31, 2015. Commodity prices, specifically oil, gas and base metals, have declined significantly since September 30, 2014. The value of oil has decreased significantly as the amount of supply from new production has exceeded demand. In addition, iron ore and other key industrial metals have declined in prices as investors perceive the economic slowdown in Asia Pacific will curb demand as supply remains high. The companies in the metal and mining sectors have experienced the largest decline in values of their debt. In the above table, oil and metals and mining exposure is reflected within the foreign government, manufacturing, construction and mining, and utilities and related sectors. Within these sectors, we continue to monitor the impact to our investment portfolio for those companies that may be adversely affected, both directly and indirectly. Even though the energy holdings and a majority of the metals and mining holdings are rated investment grade by one or more of the NRSRO’s, they could continue to see price volatility and possible downgrades in credit ratings. If oil and commodity prices remain at depressed levels for an extended period of time or decline further, certain issuers and investments may come under further stress. At this time, we believe the unrealized losses are temporary due to the fact that the price decline is driven by an over-supply of oil in the energy sector, which we feel is unsustainable long term. Our exposure is in companies that we believe have more financial flexibility and significant operational scale to manage through the downturn. In addition, price declines in the metal and mining sector have been heavily influenced by excess production and softer demand. Companies in the mining sector are more susceptible to rating downgrades and we believe companies will be under continued financial strain at the current commodity price structure. We believe company issuers in our portfolio will be able to meet their debt service obligations.
All of our residential mortgage backed securities are pools of first-lien residential mortgage loans. Substantially all of the securities that we own are in the most senior tranche of the securitization in which they are structured and are not subordinated to any other tranche. Our "Alt-A" residential mortgage backed securities are comprised of 34 securities with a total amortized cost basis of $204.7 million and a fair value of $227.5 million. At December 31, 2015, we had no exposure to sub-prime residential mortgage backed securities.
Approximately 84% and 78% of the unrealized losses on fixed maturity securities shown in the above table for December 31, 2015 and 2014, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the fixed maturity securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains on investments for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$(10,651)	$14,821	$(848)
Investments carried at fair value:
Fixed maturity securities, available for sale	$(1,642,027)	$2,157,439	$(2,132,392)
Equity securities, available for sale	17	21	(8,549)
	(1,642,010)	2,157,460	(2,140,941)
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	842,412	(1,118,683)	1,155,386
Deferred income tax asset/liability	279,860	(363,572)	344,944
	1,122,272	(1,482,255)	1,500,330
Change in net unrealized gains on investments carried at fair value	$(519,738)	$675,205	$(640,611)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of net investment income are as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Fixed maturity securities	$1,566,409	$1,394,301	$1,229,486
Equity securities	441	404	1,586
Mortgage loans on real estate	131,892	143,998	159,769
Cash and cash equivalents	601	286	775
Other	4,858	6,903	5,711
	1,704,201	1,545,892	1,397,327
Less investment expenses	(12,009)	(14,225)	(13,400)
Net investment income	$1,692,192	$1,531,667	$1,383,927
Proceeds from sales of available for sale securities for the years ended December 31, 2015, 2014 and 2013 were $0.4 billion, $0.2 billion and $1.5 billion, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the years ended December 31, 2015, 2014 and 2013 were $1.2 billion, $1.3 billion and $2.1 billion, respectively.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains (losses) on investments, excluding net OTTI losses are as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$7,230	$3,273	$39,079
Gross realized losses	(5,787)	(1,006)	(6,170)
	1,443	2,267	32,909
Available for sale equity securities:
Gross realized gains	—	—	9,571

Other investments:
Gain on sale of real estate	4,194	2,454	2,144
Loss on sale of real estate	(575)	(231)	(1,317)
Impairment losses on real estate	(1,297)	(2,441)	(1,195)
	2,322	(218)	(368)
Mortgage loans on real estate:
Decrease (increase) in allowance for credit losses	1,018	(6,052)	(5,621)
Recovery of specific allowance	5,428	—	4,070
	6,446	(6,052)	(1,551)
	$10,211	$(4,003)	$40,561
Losses on available for sale fixed maturity securities in 2015, 2014 and 2013 were realized primarily due to strategies to reposition the fixed maturity security portfolio that result in improved net investment income, risk or duration profiles as they pertain to our asset liability management. Corporate securities were sold at losses in 2015 and 2013 due to the our long-term fundamental concern with the issuers' ability to meet their future financial obligations.
The following table summarizes the carrying value of our fixed maturity securities, mortgage loans on real estate and real estate owned that have been non-income producing for 12 consecutive months:

	December 31,
	2015	2014
	(Dollars in thousands)
Fixed maturity securities, available for sale	$10	$11
Real estate owned	1,800	868
	$1,810	$879

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the years ended December 31, 2015 and 2014, which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Year ended December 31, 2015
Prime	2006	6.5%	7.4%	12%	14%	40%	50%
	2007	5.8%	7.0%	15%	25%	45%	55%
Alt-A	2005	5.6%	7.4%	13%	99%	2%	50%

Year ended December 31, 2014
Prime	2005	7.5%	7.5%	15%	15%	50%	50%
	2006	6.5%	7.4%	11%	15%	40%	50%
	2007	7.0%	7.0%	14%	14%	55%	55%
Alt-A	2005	5.6%	6.4%	87%	91%	2%	2%
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
		(Dollars in thousands)
Year ended December 31, 2015
Fixed maturity securities, available for sale:
Corporate securities:
Industrial	2	$(15,414)	$2,975	$(12,439)
Residential mortgage backed securities	11	(133)	(2,089)	(2,222)
Other asset backed securities	1	(10,000)	5,125	(4,875)
	14	$(25,547)	$6,011	$(19,536)

Year ended December 31, 2014
Fixed maturity securities, available for sale:
Residential mortgage backed securities	7	$—	$(2,627)	$(2,627)

Year ended December 31, 2013
Fixed maturity securities, available for sale:
United States Government sponsored agencies	2	$(2,775)	$—	$(2,775)
Corporate securities:
Industrial	1	(1,761)	—	(1,761)
Residential mortgage backed securities	6	—	(1,270)	(1,270)
Equity security, available for sale:
Industrial	1	(428)	—	(428)
	10	$(4,964)	$(1,270)	$(6,234)
The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Cumulative credit loss at beginning of year	$(127,050)	$(125,960)
Credit losses on securities for which OTTI has not previously been recognized	(17,447)	—
Additional credit losses on securities for which OTTI has previously been recognized	(2,089)	(2,627)
Accumulated losses on securities that were disposed of during the period	762	1,537
Cumulative credit loss at end of year	$(145,824)	$(127,050)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security, for securities that are part of our investment portfolio at December 31, 2015 and 2014:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
December 31, 2015
Fixed maturity securities, available for sale:
Corporate securities	$6,396	$(2,975)	$9	$3,430
Residential mortgage backed securities	466,871	(170,724)	199,149	495,296
Other asset backed securities	8,154	(5,125)	(553)	2,476
	$481,421	$(178,824)	$198,605	$501,202
December 31, 2014
Fixed maturity securities, available for sale:
Corporate securities	$—	$—	$11	$11
Residential mortgage backed securities	569,508	(173,494)	215,625	611,639
	$569,508	$(173,494)	$215,636	$611,650
At December 31, 2015 and 2014, fixed maturity securities and short-term investments with an amortized cost of $38.3 billion and $32.6 billion, respectively, were on deposit with state agencies to meet regulatory requirements. There are no restrictions on these assets.
At December 31, 2015 and 2014, we had no investment in any person or its affiliates (other than bonds issued by agencies of the United States Government) that exceeded 10% of stockholders' equity.
4.     Mortgage Loans on Real Estate
Our mortgage loan portfolio is summarized in the following table. There were commitments outstanding of $97.2 million at December 31, 2015.

	December 31,
	2015	2014
	(Dollars in thousands)
Principal outstanding	$2,449,909	$2,457,721
Loan loss allowance	(14,142)	(22,633)
Deferred prepayment fees	(510)	(508)
Carrying value	$2,435,257	$2,434,580

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

	December 31,
	2015		2014
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$698,113	28.5%	$701,638	28.5%
Middle Atlantic	160,261	6.6%	166,249	6.8%
Mountain	252,442	10.3%	279,075	11.4%
New England	13,161	0.5%	12,280	0.5%
Pacific	355,268	14.5%	302,307	12.3%
South Atlantic	456,227	18.6%	471,849	19.2%
West North Central	313,120	12.8%	349,028	14.2%
West South Central	201,317	8.2%	175,295	7.1%
	$2,449,909	100.0%	$2,457,721	100.0%
Property type distribution
Office	$396,154	16.2%	$484,585	19.7%
Medical Office	77,438	3.2%	88,275	3.6%
Retail	790,158	32.2%	711,775	29.0%
Industrial/Warehouse	686,400	28.0%	649,425	26.4%
Hotel	3,361	0.1%	30,640	1.3%
Apartment	352,971	14.4%	335,087	13.6%
Mixed use/other	143,427	5.9%	157,934	6.4%
	$2,449,909	100.0%	$2,457,721	100.0%
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a rollforward of our specific and general valuation allowances for mortgage loans on real estate:

	Year Ended December 31,
	2015		2014		2013
	Specific Allowance	General Allowance	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(12,333)	$(10,300)	$(16,847)	$(9,200)	$(23,134)	$(11,100)
Charge-offs	2,045	—	9,211	—	9,738	—
Recoveries	5,428	—	255	—	4,070	—
Change in provision for credit losses	(2,982)	4,000	(4,952)	(1,100)	(7,521)	1,900
Ending allowance balance	$(7,842)	$(6,300)	$(12,333)	$(10,300)	$(16,847)	$(9,200)
The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is for the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	December 31,
	2015	2014	2013
	(Dollars in thousands)
Individually evaluated for impairment	$21,277	$29,116	$47,018
Collectively evaluated for impairment	2,428,632	2,428,605	2,560,680
Total loans evaluated for impairment	$2,449,909	$2,457,721	$2,607,698
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
During the years ended December 31, 2014 and 2013, seven and five mortgage loans, respectively, were satisfied by taking ownership of any real estate serving as collateral. The following table summarizes the activity in the real estate owned, included in Other investments, which was obtained in satisfaction of mortgage loans on real estate:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Real estate owned at beginning of period	$20,238	$22,844	$33,172
Real estate acquired in satisfaction of mortgage loans	—	14,555	8,217
Additions	121	—	626
Sales	(12,322)	(14,134)	(17,358)
Impairments	(1,297)	(2,441)	(1,195)
Depreciation	(255)	(586)	(618)
Real estate owned at end of period	$6,485	$20,238	$22,844

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	December 31,
	2015	2014
	(Dollars in thousands)
Credit Exposure--By Payment Activity
Performing	$2,438,341	$2,451,760
In workout	11,568	—
Delinquent	—	—
Collateral dependent	—	5,961
	$2,449,909	$2,457,721
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
Mortgage loans are considered delinquent when they become 60 days or more past due. In general, when loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If the payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. Outstanding principal of loans in a non-accrual status at December 31, 2015 and 2014 totaled $0.0 million and $6.0 million, respectively.
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
Aging of financing receivables is summarized in the following table, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
December 31, 2015	$—	$—	$—	$—	$2,449,909	$—	$2,449,909
December 31, 2014	$—	$—	$—	$—	$2,451,760	$5,961	$2,457,721

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financing receivables summarized in the following two tables represent all loans that we are either not currently collecting, or those we feel it is probable we will not collect all amounts due according to the contractual terms of the loan agreements (all loans that we have worked with the borrower to alleviate short-term cash flow issues, loans delinquent for more than 60 days or more at the reporting date, loans we have determined to be collateral dependent and loans that we have recorded specific impairments on that we feel may continue to have performance issues).

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
December 31, 2015
Mortgage loans with an allowance	$13,435	$21,277	$(7,842)
Mortgage loans with no related allowance	8,859	8,859	—
	$22,294	$30,136	$(7,842)
December 31, 2014
Mortgage loans with an allowance	$16,783	$29,116	$(12,333)
Mortgage loans with no related allowance	2,656	2,656	—
	$19,439	$31,772	$(12,333)

	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
December 31, 2015
Mortgage loans with an allowance	$13,893	$1,117
Mortgage loans with no related allowance	8,930	584
	$22,823	$1,701
December 31, 2014
Mortgage loans with an allowance	$18,465	$1,797
Mortgage loans with no related allowance	2,656	43
	$21,121	$1,840
December 31, 2013
Mortgage loans with an allowance	$33,772	$2,094
Mortgage loans with no related allowance	3,264	138
	$37,036	$2,232
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. A summary of mortgage loans on commercial real estate with outstanding principal at December 31, 2015 and 2014 that we determined to be TDRs are as follows:

Geographic Region	Number of TDRs	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount
		(Dollars in thousands)
Year ended December 31, 2015:
South Atlantic	6	$11,155	$(2,992)	$8,163
East North Central	2	3,306	(467)	2,839
West North Central	1	5,913	—	5,913
	9	$20,374	$(3,459)	$16,915

Year ended December 31, 2014:
South Atlantic	7	$14,475	$(4,244)	$10,231
East North Central	1	2,177	(467)	1,710
West North Central	1	1,881	(1,047)	834
	9	$18,533	$(5,758)	$12,775
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

	December 31,
	2015	2014
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$337,256	$731,113
Other assets
2015 notes hedges	—	30,291
Interest rate caps	1,410	2,778
	$338,666	$764,182
Liabilities
Policy benefit reserves—annuity products
Fixed index annuities—embedded derivatives	$5,983,622	$5,574,653
Other liabilities
2015 notes embedded conversion derivative (see Note 9)	—	30,291
Interest rate swap	3,139	2,644
	$5,986,761	$5,607,588

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in fair value of derivatives included in the consolidated statements of operations are as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$(327,921)	$521,947	$932,003
2015 notes hedges	(4,516)	(8,934)	145,751
2015 warrants	—	—	(9,568)
Interest rate swap	(2,341)	(4,863)	4,973
Interest rate caps	(1,368)	(3,325)	2,856
	$(336,146)	$504,825	$1,076,015
Change in fair value of embedded derivatives:
Fixed index annuities—embedded derivatives (see Note 2)	$(825,668)	$(532,337)	$(416,502)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	365,486	579,885	408,496
2015 notes embedded conversion derivative (see Note 9)	(4,516)	(19,036)	141,974
2029 notes embedded conversion derivative (see Note 9)	—	3,809	—
	$(464,698)	$32,321	$133,968
The amounts presented as "Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting" represents the total change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the long-duration contracts accounting standard at each balance sheet date, less the change in fair value of our fixed index annuities embedded derivatives that is presented as Level 3 liabilities in Note 2.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			December 31,
			2015		2014
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A	A1	$6,257,861	$67,662	$2,114,812	$62,932
Barclays	A-	A2	2,463,768	35,273	4,083,259	135,609
BNP Paribas	A+	A1	1,520,710	16,944	1,321,136	42,644
Citibank, N.A.	A	A1	3,786,498	23,587	3,190,204	96,759
Credit Suisse	A	A1	1,278,492	12,508	2,354,811	75,381
Deutsche Bank	BBB+	A3	1,349,002	10,704	2,682,960	64,028
HSBC	AA-	Aa3	—	—	38,599	1,767
J.P. Morgan	A+	Aa3	838,982	5,283	401,804	13,488
Morgan Stanley	A	A1	3,465,457	33,171	2,605,687	77,106
Royal Bank of Canada	AA-	Aa3	2,820,410	48,654	1,364,362	41,717
SunTrust	A-	Baa1	1,308,434	20,028	248,622	5,405
Wells Fargo	AA-	Aa2	4,187,955	63,442	3,550,188	114,277
			$29,277,569	$337,256	$23,956,444	$731,113
As of December 31, 2015 and 2014, we held $349.8 million and $743.0 million, respectively, of cash and cash equivalents and other securities from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $36.9 million and $47.4 million at December 31, 2015 and 2014, respectively.
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
Details regarding the interest rate swap are as follows:

					December 31,
					2015	2014
Maturity Date	Notional Amount	Receive Rate	Pay Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	LIBOR	2.415%	SunTrust	$(3,139)	$(2,644)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Details regarding the interest rate caps are as follows:

					December 31,
					2015	2014
Maturity Date	Notional Amount	Floating Rate	Cap Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	LIBOR	2.50%	SunTrust	$708	$1,398
July 8, 2021	12,000	LIBOR	2.50%	SunTrust	213	420
July 29, 2021	27,000	LIBOR	2.50%	SunTrust	490	960
	$79,000				$1,411	$2,778
The interest rate swap converts floating rates to fixed rates for seven years which began in March 2014. The interest rate caps cap our interest rates for seven years which began in July 2014. As of December 31, 2015, we deposited $1.5 million of collateral with the counterparty to the swap and caps.
In September 2010, concurrently with the issuance of $200.0 million principal amount of 3.50% Convertible Senior Notes due September 15, 2015 (the "2015 notes"), we entered into hedge transactions (the "2015 notes hedges") with two counterparties whereby we would receive the cash equivalent of the conversion spread on 16.0 million shares of our common stock based upon a strike price of $12.50 per share, subject to certain conversion rate adjustments in the 2015 notes. The number of shares and strike price of the 2015 notes hedges were subject to adjustment based on dividends we paid subsequent to their purchase. The 2015 notes hedges expired on September 15, 2015, and we received $25.8 million in cash. At December 31, 2014, as a result of partial unwind transactions executed in 2013 and 2014 and cash dividend adjustments, we had 2015 notes hedges outstanding on 1.8 million shares of our common stock at a strike price of $12.25 per share. The 2015 notes hedges were accounted for as derivative assets and were included in other assets in our consolidated balance sheets. The 2015 notes embedded conversion derivative liability was settled with the extinguishment of the 2015 notes (see Note 6) whereby we paid holders of the notes a total of $25.8 million in cash to settle the conversion premium. The 2015 notes hedges and 2015 notes embedded conversion derivative were adjusted to fair value each reporting period and unrealized gains and losses are reflected in our consolidated statements of operations.
In separate transactions, we sold warrants (the "2015 warrants") to the 2015 notes hedges counterparties for the purchase of up to 16.0 million shares of our common stock at a price of $16.00 per share. We received $15.6 million in cash proceeds from the sale of the 2015 warrants, which was recorded as an increase in additional paid-in capital. The number of shares and strike price of the warrants are subject to adjustment based on dividends we pay subsequent to selling the warrants. The warrants expire on various dates from December 2015 through March 2016. Changes in the fair value of these warrants will not be recognized in our consolidated financial statements as long as the instruments remain classified as equity.
In December 2015, we began settling the 2015 warrants in net shares on a weekly basis, and as of December 31, 2015, 47,868 shares of our common stock have been delivered to holders of the expiring warrants. At December 31, 2015, 2015 warrants remain outstanding on 1.6 million shares of our common stock at a strike price of $15.59 per share. The average price of our common stock has exceeded the strike price of the 2015 warrants in each quarter of 2015, 2014 and the last two quarters of 2013 and the dilutive effect of the 2015 warrants has been included in diluted earnings per share for the years ended December 31, 2015, 2014 and 2013.
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
At December 31, 2014, as a result of the partial unwind transactions executed in 2013 and 2014 and cash dividend adjustments, we had 2015 warrants outstanding on 1.8 million shares of our common stock at a strike price of $15.68 per share.

6.     Deferred Policy Acquisition Costs and Deferred Sales Inducements
Policy acquisition costs deferred and amortized are as follows:

	December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of year	$2,058,556	$2,426,652	$1,709,799
Costs deferred during the year:
Commissions	651,094	421,802	420,378
Policy issue costs	6,545	5,080	5,422
Amortization	(286,114)	(163,578)	(365,468)
Effect of net unrealized gains/losses	475,055	(631,400)	656,521
Balance at end of year	$2,905,136	$2,058,556	$2,426,652
Sales inducements deferred and amortized are as follows:

	December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of year	$1,587,257	$1,875,880	$1,292,341
Costs deferred during the year	486,924	330,079	337,787
Amortization	(209,390)	(131,419)	(253,113)
Effect of net unrealized gains/losses	367,357	(487,283)	498,865
Balance at end of year	$2,232,148	$1,587,257	$1,875,880
We periodically revise the key assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. The unlocking adjustment in 2015 decreased amortization of deferred policy acquisition costs by $11.0 million and amortization of deferred sales inducements by $5.6 million and included the impact of account balance true ups as of September 30, 2015, which have been favorable to us due to stronger equity market performance than we assumed, favorable adjustments to lapse assumptions to reflect better persistency experienced than assumed and unfavorable adjustments to investment spread to reflect lower spreads being earned than assumed. In 2015, the favorable impact of the account balance true-up and lapse assumption change was largely offset by reductions in estimated future gross profits attributable to revisions to the assumptions for the lifetime income benefit rider liability. The unlocking adjustment in 2014 decreased amortization of deferred policy acquisition costs by $35.5 million and amortization for deferred sales inducements by $12.6 million and included the impact of account balance true-ups as of September 30, 2014 and adjustment to future period assumptions for interest margins, surrenders and certain expenses. The unlocking adjustment in 2013 decreased amortization of deferred policy acquisition costs by $18.5 million and amortization for deferred sales inducements by $11.1 million.
7.     Reinsurance and Policy Provisions
Coinsurance
We have two coinsurance agreements with EquiTrust Life Insurance Company ("EquiTrust"), covering 70% of certain of American Equity Life's fixed index and fixed rate annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003, and 20% of those contracts issued from January 1, 2004 to July 31, 2004. The business reinsured under these agreements may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to EquiTrust under these agreements) were $0.8 billion and $0.9 billion at December 31, 2015 and 2014, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible. The balance due under these agreements to EquiTrust was $2.5 million and $15.2 million at December 31, 2015 and 2014, respectively, and represents the fair value of call options held by us to fund index credits related to the ceded business net of cash due to or from EquiTrust related to monthly settlements of policy activity and other expenses.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have three coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda. One agreement ceded 20% of certain of American Equity Life's fixed index annuities issued from January 1, 2009 through March 31, 2010. The business reinsured under this agreement is not eligible for recapture until the end of the month following seven years after the date of issuance of the policy. The second agreement cedes 80% of American Equity Life's multi-year rate guaranteed annuities issued from July 1, 2009 through December 31, 2013 and 80% of Eagle Life's multi-year rate guaranteed annuities issued from November 20, 2013 through December 31, 2013. The business reinsured under this agreement may not be recaptured. The third agreement cedes 80% of American Equity Life's and Eagle Life's multi-year rate guaranteed annuities issued on or after January 1, 2014, and 80% of Eagle Life's fixed index annuities. The reinsurance agreement specifies that the coinsurance percentage for Eagle Life's fixed index annuities decreases to 50% for policies issued between January 1, 2017 and December 31, 2018, and to 20% for policies issued on or after January 1, 2019. The business reinsured under this agreement may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to Athene under these agreements) were $2.4 billion and $2.2 billion at December 31, 2015 and 2014, respectively. American Equity Life is an intermediary for reinsurance of Eagle Life's business ceded to Athene. American Equity Life and Eagle Life remain liable to policyholders with respect to the policy liabilities ceded to Athene should Athene fail to meet the obligations it has coinsured. The annuity deposits that have been ceded to Athene are held in trusts and American Equity Life is named as the sole beneficiary of the trusts. The assets in the trusts are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the trust accounts would ever be less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in the trusts for the amount of any shortfall. None of the coinsurance deposits with Athene are deemed by management to be uncollectible. The balance due under these agreements to Athene was $12.7 million and $21.9 million at December 31, 2015 and 2014, respectively, and represents the fair value of call options held by us to fund index credits related to the ceded business net of cash due from Athene related to monthly settlements of policy activity.
Amounts ceded to EquiTrust and Athene under these agreements are as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Consolidated Statements of Operations
Annuity product charges	$5,427	$5,956	$6,551
Change in fair value of derivatives	(14,360)	31,076	60,876
	$(8,933)	$37,032	$67,427

Interest sensitive and index product benefits	$88,923	$122,666	$117,934
Change in fair value of embedded derivatives	(22,616)	35,820	2,898
Other operating costs and expenses	9,922	9,241	9,926
	$76,229	$167,727	$130,758
Consolidated Statements of Cash Flows
Annuity deposits	$(471,822)	$(171,124)	$(182,616)
Cash payments to policyholders	391,045	280,308	208,345
	$(80,777)	$109,184	$25,729
Financing Arrangements
We have a reinsurance transaction with Hannover Life Reassurance Company of America ("Hannover"), which is treated as reinsurance under statutory accounting practices and as a financing arrangement under GAAP. The statutory surplus benefit under this agreement is eliminated under GAAP and the associated charges are recorded as risk charges and included in other operating costs and expenses in the consolidated statements of operations. The transaction became effective July 1, 2013 (the "2013 Hannover Transaction").
The 2013 Hannover Transaction is a yearly renewable term reinsurance agreement for statutory purposes covering 45.6% of waived surrender charges related to penalty free withdrawals, deaths and lifetime income benefit rider payments as well as lifetime income benefit rider payments in excess of policy fund values on certain business. We may recapture the risks reinsured under this agreement as of the end of any quarter after June 30, 2016. However, the agreement, as amended, makes it punitive to us if we do not recapture the business ceded no later than the first quarter of 2018. The reserve credit recorded on a statutory basis by American Equity Life was $480.7 million and $322.5 million at December 31, 2015 and 2014, respectively. We pay quarterly reinsurance premiums under this agreement with an experience refund calculated on a quarterly basis and a risk charge equal to 1.25% of the pretax statutory surplus benefit as of the end of each calendar quarter. Risk charges attributable to the 2013 Hannover Transaction were $21.0 million and $15.7 million during 2015 and 2014.
The 2013 Hannover Transaction replaces a similar reinsurance agreement with Hannover that was entered into in 2005 (the "2005 Hannover Agreement") which was recaptured simultaneously with entering into the 2013 Hannover Transaction. Risk charges attributable to the 2005 Hannover Transaction were $5.4 million during 2013.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to its recapture in 2015, we had a coinsurance and yearly renewable term reinsurance agreement for statutory purposes that provided $49.2 million in net pretax statutory surplus benefit at inception in 2011 (the "2011 Hannover Transaction"). Pursuant to the terms of this agreement, pretax statutory surplus was reduced by $10.3 million, $10.8 million and $11.3 million in 2015, 2014 and 2013, respectively. These amounts include risk charges equal to 1.25% of the pretax statutory surplus benefit as of the end of each calendar quarter. Risk charges attributable to the 2011 Hannover Transaction were $0.3 million, $0.8 million and $1.3 million during 2015, 2014 and 2013, respectively.
Prior to its recapture in 2013, we had a coinsurance and yearly renewable term reinsurance agreement for statutory purposes that provided $29.5 million in net pretax statutory surplus benefit at inception in 2008 (the "2008 Hannover Transaction"). Pursuant to the terms of this agreement, pretax statutory surplus was reduced by $6.9 million in 2013. These amounts include risk charges equal to 1.25% of the pretax statutory surplus benefit as of the end of each calendar quarter. Risk charges attributable to the 2008 Hannover Transaction were $0.1 million during 2013.
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
8.     Income Taxes
We file consolidated federal income tax returns that include all of our wholly-owned subsidiaries, except for 2009–2013 when Eagle Life filed a separate federal income tax return under applicable federal income tax guidelines. Our income tax expense as presented in the consolidated financial statements is summarized as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Consolidated statements of operations:
Current income taxes	$75,568	$116,545	$133,036
Deferred income taxes (benefits)	41,916	(46,504)	3,013
Total income tax expense included in consolidated statements of operations	117,484	70,041	136,049
Stockholders' equity:
Expense (benefit) relating to:
Change in net unrealized investment losses	(279,860)	363,572	(344,944)
Share-based compensation	(3,649)	(5,716)	(4,043)
Extinguishment of convertible debt	—	(9,284)	(4,546)
Total income tax expense (benefit) included in consolidated financial statements	$(166,025)	$418,613	$(217,484)
Income tax expense in the consolidated statements of operations differed from the amount computed at the applicable statutory federal income tax rate of 35% as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Income before income taxes	$337,314	$196,064	$389,332

Income tax expense on income before income taxes	$118,060	$68,622	$136,266
Tax effect of:
Tax exempt net investment income	(3,834)	(3,669)	(2,657)
Extinguishment of convertible debt	—	4,202	2,695
Other	3,258	886	(255)
Income tax expense	$117,484	$70,041	$136,049
Effective tax rate	34.8%	35.7%	34.9%

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income tax assets or liabilities are established for temporary differences between the financial reporting amounts and tax bases of assets and liabilities that will result in deductible or taxable amounts, respectively, in future years. The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2015 and 2014, are as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Deferred income tax assets:
Policy benefit reserves	$2,092,731	$2,052,968
Other than temporary impairments	7,801	753
Derivative instruments	91,638	—
Amounts due reinsurer	—	680
Other policyholder funds	6,861	7,765
Litigation settlement accrual	7,100	7,100
Deferred compensation	8,346	10,565
Convertible senior notes	—	12,281
Net operating loss carryforwards	6,637	17,694
Other	13,317	11,685
Gross deferred tax assets	2,234,431	2,121,491
Deferred income tax liabilities:
Deferred policy acquisition costs and deferred sales inducements	(1,860,722)	(1,637,607)
Net unrealized gains on available for sale fixed maturity and equity securities	(96,454)	(376,314)
Derivative instruments	—	(94,038)
Amounts due reinsurer	(9,677)	—
Investment income items	(32,466)	(14,842)
Other	(2,429)	(2,585)
Gross deferred tax liabilities	(2,001,748)	(2,125,386)
Net deferred income tax (liability) asset	$232,683	$(3,895)
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
Realization of our deferred income tax assets is more likely than not based on expectations as to our future taxable income and considering all other available evidence, both positive and negative. Therefore, no valuation allowance against deferred income tax assets has been established as of December 31, 2015 and 2014.
There were no material income tax contingencies requiring recognition in our consolidated financial statements as of December 31, 2015. We are no longer subject to income tax examinations by tax authorities for years prior to 2011.
At December 31, 2015, we had non-life net operating loss carryforwards for federal income tax purposes totaling $1.4 million which expire beginning in 2034.
9.     Notes Payable and Amounts Due Under Repurchase Agreements
On July 17, 2013, we issued $400 million aggregate principal amount of senior unsecured notes due 2021 which bear interest at 6.625% per year and will mature on July 15, 2021. Contractual interest is payable semi-annually in arrears each January 15th and July 15th. The initial transaction fees and expenses totaling $9.0 million were capitalized as deferred financing costs and are being amortized over the term of the notes due 2021 using the effective interest method. We used $15 million of the net proceeds from the issuance to repay the entire amount outstanding under our revolving credit facility and the remainder of the net proceeds was used to pay the cash consideration portion of the convertible notes tender, exchange offers and redemption discussed below.
In September 2010, we issued $200.0 million principal amount of 2015 notes. The 2015 notes had a coupon interest rate of 3.5% per year, matured on September 15, 2015, and were settled in cash on the maturity date. Contractual interest was payable semi-annually in arrears each March 15th and September 15th. The initial transaction fees and expenses totaling $6.8 million were capitalized as deferred financing costs and were amortized over the term of the 2015 notes using the effective interest method.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The conversion option of the 2015 notes (the "2015 notes embedded conversion derivative") was an embedded derivative that required bifurcation from the 2015 notes and was accounted for as a derivative liability, which is included in Other liabilities in our Consolidated Balance Sheets. The fair value of the 2015 notes embedded conversion derivative at the time of issuance of the 2015 notes was $37.0 million, and was recorded as the original debt discount for purposes of accounting for the debt component of the 2015 notes. This discount was recognized as interest expense using the effective interest method over the term of the 2015 notes.
In December 2009, we issued $115.8 million of contingent convertible senior notes due December 15, 2029 (the "2029 notes"), of which $15.6 million was assigned to the equity component (net of income tax of $11.0 million), and was recorded as the original debt discount for purposes of accounting for the debt component of the 2029 notes. The 2029 notes had a coupon interest rate of 5.25% per annum. Interest was payable semi-annually in arrears on June 6 and December 6 of each year.
We were required to include the dilutive effect of the 2029 notes in our diluted earnings per share calculation. Because these notes included a mandatory cash settlement feature for the principal amount, incremental dilutive shares only existed when the fair value of our common stock at the end of the reporting period exceeded the conversion price per share. The conversion premium of the 2029 notes was dilutive and the effect was included in diluted earnings per share for the years ended December 31, 2014 and 2013. The 2015 notes were excluded from the dilutive effect in our diluted earnings per share calculation as they were intended to be settled only in cash.
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

December 31, 2014
September 2015 Notes
(Dollars in thousands)
Notes payable:
Principal amount of liability component	$22,377
Unamortized discount	(698)
Net carrying amount of liability component	$21,679

Amount by which the if-converted value exceeds principal	$30,497

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The debt discounts were amortized over the expected lives of the notes, which was December 15, 2014 for the 2029 notes and September 15, 2015 for the 2015 notes. The effective interest rates during the discount amortization periods were 8.9% and 11.9% on the 2015 notes and 2029 notes, respectively. The interest cost recognized in operations for the convertible notes, inclusive of the coupon and amortization of the discount and debt issue costs was $1.4 million, $9.0 million, and $26.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
We have a $140 million unsecured revolving line of credit agreement with five banks that terminates on November 22, 2017. The interest rate is floating at a rate based on our election that will be equal to the alternate base rate (as defined in the credit agreement) plus the applicable margin or the adjusted LIBOR rate (as defined in the credit agreement) plus the applicable margin. We also pay a commitment fee based on the available unused portion of the credit facility. The applicable margin and commitment fee rate are based on our credit rating and can change throughout the period of the credit facility. Based upon our current credit rating, the applicable margin is 0.75% for alternate base rate borrowings and 1.75% for adjusted LIBOR rate borrowings, and the commitment fee is 0.30%. Under this agreement, we are required to maintain a minimum risk-based capital ratio at American Equity Life of 275%, a maximum ratio of adjusted debt to total adjusted capital of 0.35, and a minimum level of statutory surplus at American Equity Life equal to the sum of 1) 80% of statutory surplus at September 30, 2013, 2) 50% of the statutory net income for each fiscal quarter ending after September 30, 2013, and 3) 50% of all capital contributed to American Equity Life after September 30, 2013. The agreement contains an accordion feature that allows us, on up to three occasions and subject to credit availability, to increase the credit facility by an additional $50 million in the aggregate. We also have the ability to extend the maturity date by an additional one year past the initial maturity date of November 22, 2017 with the consent of the extending banks. There are currently no guarantors of the credit facility, but certain of our subsidiaries must guarantee our obligations under the credit agreement if such subsidiaries guarantee other material amounts of our debt. No amounts were outstanding at December 31, 2015 and 2014. As of December 31, 2015, $472.4 million is unrestricted and could be distributed to shareholders and still be in compliance with all covenants under this credit agreement.
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). The maximum amount borrowed during 2015, 2014 and 2013 was $40.6 million, $138.7 million and $258.6 million, respectively. When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $0.5 million, $9.2 million and $68.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The weighted average interest rate on amounts due under repurchase agreements was 0.39%, 0.19% and 0.20% for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Following is a summary of subordinated debt obligations to the trusts at December 31, 2015 and 2014:

	December 31,
	2015	2014	Interest Rate		Due Date
	(Dollars in thousands)
American Equity Capital Trust II	$76,840	$76,633	5%		June 1, 2047
American Equity Capital Trust III	27,840	27,840	*LIBOR +	3.90%	April 29, 2034
American Equity Capital Trust IV	12,372	12,372	*LIBOR +	4.00%	January 8, 2034
American Equity Capital Trust VII	10,830	10,830	*LIBOR +	3.75%	December 14, 2034
American Equity Capital Trust VIII	20,620	20,620	*LIBOR +	3.75%	December 15, 2034
American Equity Capital Trust IX	15,470	15,470	*LIBOR +	3.65%	June 15, 2035
American Equity Capital Trust X	20,620	20,620	*LIBOR +	3.65%	September 15, 2035
American Equity Capital Trust XI	20,620	20,620	*LIBOR +	3.65%	December 15, 2035
American Equity Capital Trust XII	41,238	41,238	*LIBOR +	3.50%	April 7, 2036
	$246,450	$246,243
*—three month London Interbank Offered Rate

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
11.   Retirement and Share-based Compensation Plans
We have adopted a contributory defined contribution plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all of our full-time employees subject to minimum eligibility requirements. Employees can contribute a percentage of their annual salary (up to a maximum contribution of $18,000 in 2015, $17,500 in 2014 and $17,500 in 2013) to the plan. We contribute an additional amount, subject to limitations, based on the voluntary contribution of the employee. Further, the plan provides for additional employer contributions based on the discretion of the Board of Directors. Plan contributions charged to expense were $441,000, $423,000 and $391,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
We have deferred compensation arrangements with certain officers, directors, and consultants, whereby these individuals agreed to take our common stock at a future date in lieu of cash payments at the time of service. The common stock is to be issued in conjunction with a "trigger event," as that term is defined in the individual agreements. At December 31, 2015 and 2014, these individuals have earned, and we have reserved for future issuance, 366,072 and 362,287 shares of common stock, respectively, pursuant to these arrangements. We have incurred expense of $102,000, $127,000 and $162,000 for the years ended December 31, 2015, 2014 and 2013, respectively, under these arrangements.
We have deferred compensation agreements with certain officers whereby these individuals may defer certain salary and bonus compensation which is deposited into the American Equity Officer Rabbi Trust (Officer Rabbi Trust). The amounts deferred for certain employees are invested in assets at the direction of the employee. The assets of the Officer Rabbi Trust are included in our assets and a corresponding deferred compensation liability is recorded. The deferred compensation liability is recorded at the fair market value of the assets in the Officer Rabbi Trust with the change in fair value included as a component of compensation expense. The deferred compensation liability related to these agreements was $3.7 million and $3.9 million at December 31, 2015 and 2014, respectively. The Officer Rabbi Trust held 103,251 shares and 102,551 shares of our common stock at December 31, 2015 and 2014, respectively, which are treated as treasury shares.
During 1997, we established the American Equity Investment NMO Deferred Compensation Plan ("NMO Deferred Compensation Plan") whereby agents could earn common stock in addition to their normal commissions. The NMO Deferred Compensation Plan was effective until December 31, 2006 at which time it was suspended. Awards were calculated using formulas determined annually by our Board of Directors. These shares are being distributed at the end of the vesting and deferral period of nine years. We recognize commission expense and an increase to additional paid-in capital as share-based compensation when the awards vest. All outstanding shares issued under this plan were fully vested at December 31, 2010. At December 31, 2015 and 2014, the total number of undistributed vested shares under the NMO Deferred Compensation Plan was 223,454 and 543,120, respectively. These shares are included in the computation of earnings per share and earnings per share—assuming dilution.
We have a Rabbi Trust, the NMO Deferred Compensation Trust (the "NMO Trust"), which has purchased shares of our common stock to fund the amount of vested shares under the NMO Deferred Compensation Plan. The common stock held in the NMO Trust is treated as treasury stock. The NMO Trust distributed 313,108, 349,568 and 249,644 shares during 2015, 2014 and 2013, respectively. The number of shares held by the NMO Trust at December 31, 2015 and 2014, was 230,012 and 543,120, respectively.
The following table summarizes compensation expense recognized for employees, directors and consultants as a result of share-based compensation:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
ESOP	$2,604	$2,486	$3,464
2009 Employee Incentive Plan	1,911	1,306	1,294
2013 Director Equity and Incentive Plan	564	603	380
2011 Director Stock Option Plan	49	186	304
	$5,128	$4,581	$5,442
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
During 2010, we established the American Equity Investment Life Holding Company Short-Term Performance Incentive Plan. Under this plan, certain members of our senior management may receive incentive awards comprised of a cash component and a restricted stock component. In April 2013, the Short-Term Performance Incentive Plan was amended and restated to provide for only cash bonuses for awards made with respect to 2013 and following years. Shares of restricted stock received were granted pursuant to the 2009 Employee Incentive Plan and vest on the date three years following the date the Committee approved the payment of the incentive award provided that the participant remains employed by us. Compensation expense is recognized over the three year vesting period. Shares vested immediately for participants 65 years of age with 10 years of service with us, and compensation expense under this plan for these participants was recognized upon approval of the incentive award by the compensation committee. During 2013, we issued 33,489 shares of common stock (23,681 shares were restricted stock).
During 2013, we established a long-term performance incentive plan utilizing restricted stock units granted pursuant to the 2009 Employee Incentive Plan. During 2015, 2014 and 2013, we granted 60,947, 54,718 and 78,260 restricted stock units under this plan, respectively. Vesting is tied to threshold and target performance goals for the three year period ending December 31, 2017, December 31, 2016 and December 31, 2015, respectively. Fifty percent of the restricted stock units will vest if we meet threshold goals and 100% of the restricted stock units will vest if we meet target performance goals. Compensation expense is recognized over the three year vesting period based on the likelihood of meeting threshold and target goals. Restricted stock units that ultimately vest are payable in an equal number of shares of our common stock. Restricted stock units are accounted for as equity awards and the estimated fair value of restricted stock units is based upon the closing price of our common stock on the date of grant.
During 2015, 2014 and 2013, we issued 25,784, 18,239 and 26,087 (23,062, 14,869 and 20,889 shares were restricted stock), respectively, shares of common stock under the 2009 Employee Incentive Plan to certain employees. These shares will vest on the date three years following the grant date provided the participant remains employed with us. Compensation expense is recognized over the three year vesting period. Shares vest immediately for participants over 65 years of age with 10 years of service with us.
In 2013, we adopted the 2013 Director Equity and Incentive Plan which authorized the grant of options, stock appreciation rights, restricted stock awards and restricted stock units convertible into or based upon our common stock of up to 250,000 shares to our Directors. During 2015, 2014 and 2013, we issued 22,000, 24,000 and 40,000 shares of common stock, respectively, all of which are restricted stock, and which vest one year from the grant date provided the individual remains a Director during that time period. At 2015, we had 164,000 shares of common stock available for future grant under the 2013 Director and Equity Incentive Plan.
Our 1996 Stock Option Plan, 2000 Employee Stock Option Plan, 2000 Directors Stock Option Plan and 2011 Director Stock Option Plan authorized grants of options to officers, directors and employees for an aggregate of up to 3,475,000 shares of our common stock. All options granted under these plans have ten year terms and a six month or three year vesting period after which they become fully exercisable immediately. At December 31, 2015, we had 18,000 shares of common stock available for future grant under the 2011 Director Stock Option Plan. In 2009, we adopted the 2009 Employee Incentive Plan which authorizes the grant of options, stock appreciation rights, restricted stock awards and restricted stock units convertible into or based upon our common stock up to 2,500,000 shares. All options granted under this plan have six or ten year terms and a three year vesting period after which they become fully exercisable immediately. At December 31, 2015, we had 1,414,219 shares of common stock available for future grant under the 2009 Employee Incentive Plan.
During 2014, we established the 2014 Independent Insurance Agent Restricted Stock and Restricted Stock Unit Plan. Under this plan, agents of American Equity Life may receive grants of restricted stock and restricted stock units based upon their individual sales. The plan authorizes grants of up to 1,000,000 shares of our common stock. We recognize commission expense and an increase to additional paid-in capital as share-based compensation equal to the fair value of the restricted stock and restricted stock units as they are earned.
In January 2016, American Equity Life's agents were granted 650,683 restricted stock units based on their production during 2015, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $3.5 million in 2015. 20% of the restricted stock units will vest one year from the grant date if the agent is in good standing with American Equity Life at that date. The remaining 80% of the restricted stock units granted to retirement eligible individuals will vest over a four year period if the agent remains in good standing with American Equity Life. The remaining 80% of the restricted stock units granted to non-retirement eligible individuals will vest based on the agent's individual sales and continued service as an independent agent over a period of time not to exceed five years.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2015, American Equity Life's agents were granted 27,985 shares of restricted stock and 221,489 restricted stock units based on their production during 2014, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $1.9 million in 2014. The restricted stock was granted to retirement eligible individuals and vested immediately upon grant. 20% of the restricted stock units will vest one year from the grant date if the agent is in good standing with American Equity Life at that date. The remaining 80% of the restricted stock units granted will vest based on the agent's individual sales and continued service as an independent agent over a period of time not to exceed five years. In January 2016, agents vested in 85,104 restricted stock units granted in January of 2015 based on their continued service as an independent agent and their 2015 individual sales of our products, and for which we recorded commission expense (capitalized as deferred policy acquisition costs) of $1.3 million in 2015.
During 2007, 2010 and 2012 we established Independent Insurance Agent Stock Option plans. Under these plans, agents of American Equity Life received grants of options to acquire shares of our common stock based upon their individual sales. The plans authorize grants of options to agents for an aggregate of up to 8,000,000 shares of our common stock. We recognize commission expense and an increase to additional paid-in capital as share-based compensation equal to the fair value of the options as they are earned.
The fair value for each stock option granted to agents during the year ended December 31, 2013 was estimated using a Black-Scholes option valuation model until the grant date, at which time the options are included as permanent equity, with the following assumptions:

Year Ended December 31,
2013
Average risk-free interest rate	1.21%
Dividend yield	0.7%
Average expected life (years)	3.75
Volatility	31.2%
American Equity Life's agents earned 1,284,950 options during 2013, which were granted in January 2014, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $8.1 million in 2013. All options granted have seven year terms and a six month vesting period after which they become exercisable immediately.
Changes in the number of stock options outstanding during the years ended December 31, 2015, 2014 and 2013 are as follows:

	Number of Shares	Weighted-Average Exercise Price per Share	Total Exercise Price
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2013	5,732,450	$10.35	$59,321
Granted	1,210,950	13.13	15,899
Canceled	(29,400)	9.96	(293)
Exercised	(2,937,275)	10.81	(31,756)
Outstanding at December 31, 2013	3,976,725	10.86	43,171
Granted	1,277,650	24.79	31,673
Canceled	(35,400)	11.64	(412)
Exercised	(1,174,800)	11.64	(13,672)
Outstanding at December 31, 2014	4,044,175	15.02	60,760
Granted	—	—	—
Canceled	(47,300)	10.54	(499)
Exercised	(552,884)	14.51	(8,021)
Outstanding at December 31, 2015	3,443,991	15.17	$52,240
The following table summarizes information about stock options outstanding at December 31, 2015:

	Stock Options Outstanding			Stock Options Vested
Range of Exercise Prices	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share
$5.07 - $8.02	383,500	2.19	$7.33	383,500	2.19	$7.33
$9.27 - $11.35	1,051,525	3.06	10.23	1,051,525	3.06	10.23
$11.87 - $24.79	2,008,966	4.25	19.25	2,008,966	4.25	19.25
$5.07 - $24.79	3,443,991	3.66	15.17	3,443,991	3.66	15.17

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate intrinsic value for stock options outstanding and vested awards was $31.3 million and $31.3 million, respectively, at December 31, 2015. For the years ended December 31, 2015, 2014 and 2013, the total intrinsic value of options exercised by officers, directors and employees was $1.4 million, $5.4 million and $10.4 million, respectively. Intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the price of our common stock as of the reporting date. Cash received from stock options exercised for the years ended December 31, 2015, 2014 and 2013 was $8.1 million, $13.7 million and $31.8 million, respectively. The tax benefit realized for the tax deduction from the exercise of stock options by officers, directors, employees and agents for the years ended December 31, 2015, 2014 and 2013, was $0.0 million, $1.0 million and $1.0 million, respectively.
12.   Statutory Financial Information and Dividend Restrictions
Statutory accounting practices prescribed or permitted by regulatory authorities for our life insurance subsidiaries differ from GAAP. Net income for our primary life insurance subsidiary as determined in accordance with statutory accounting practices was as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
American Equity Life	$131,452	$340,000	$205,202
Statutory capital and surplus for our primary life insurance subsidiary was as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
American Equity Life	$2,415,419	$2,172,455
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

	December 31,
	2015	2014
	(Dollars in thousands)
Total adjusted capital	$2,593,472	$2,327,335
Company Action Level RBC	771,293	625,373
Ratio of adjusted capital to Company Action Level RBC	336%	372%
Prior approval of regulatory authorities is required for the payment of dividends to the parent company by American Equity Life which exceed an annual limitation. American Equity Life may pay dividends without prior approval, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) net gain from operations before net realized capital gains/losses for the preceding calendar year or, (2) 10% of the American Equity Life's surplus at the preceding year-end. The amount of dividends permitted to be paid by American Equity Life to its parent company without prior approval of regulatory authorities is $241.3 million as of December 31, 2015. No dividends were paid by any of our insurance subsidiaries for any of the years presented in these financial statements.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Commitments and Contingencies
We lease our home office space and certain equipment under various operating leases. Rent expense for the years ended December 31, 2015, 2014 and 2013 totaled $2.5 million, $2.5 million and $2.3 million, respectively. At December 31, 2015, the aggregate future minimum lease payments are $16.8 million. The following represents payments due by period for operating lease obligations as of December 31, 2015 (dollars in thousands):

Year Ending December 31:
2016	$1,808
2017	1,611
2018	1,550
2019	1,529
2020	1,577
2021 and thereafter	8,679
We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulatory bodies, such as state insurance departments, the SEC, FINRA, the Department of Labor, and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974, as amended, and laws governing the activities of broker/dealers.
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
The Los Angeles Case was a consolidated action involving several lawsuits filed by putative class members seeking class action status for a national class of purchasers of annuities issued by us. On July 30, 2013, the parties entered into a settlement agreement and stipulated to certification of the case as a class action for settlement purposes only. Notice of the terms of the settlement was mailed to the members of the class on October 7, 2013 and settlement claim forms were due from members of the class on or before December 6, 2013. On January 27, 2014, a hearing was held regarding the fairness of the settlement. On January 29, 2014, the District Court signed a final order approving the settlement and finding the settlement is fair and represents a complete resolution of all claims asserted on behalf of the class. On January 30, 2014, a final judgment was entered dismissing the case on the merits and with prejudice. On February 28, 2014, a member of the class filed an appeal of the District Court's approval of the terms of the settlement agreement with the United States Court of Appeals for the Ninth Circuit. On February 17, 2016, the United States Court of Appeals for the Ninth Circuit affirmed the District Court's approval of attorneys' fees and its approval of the settlement agreement.
We recorded an estimated litigation liability of $17.5 million during the third quarter of 2012 related to the Los Angeles Case. We increased our estimated litigation liability for this matter to $21.2 million during the fourth quarter of 2013 following the passage of the deadline for submission of claims by class members in the lawsuit and based upon information available at that time. However, we decreased the liability by $2.3 million in the first quarter of 2014 as additional information became available concerning the nature and magnitude of the claims received. In addition, during the first quarter of 2014, we paid $7.8 million in legal fees to the plaintiffs' counsel. The estimated litigation liability at December 31, 2015 is $11.1 million. While review of the claim forms has been stayed due to the appeal and it is difficult to predict the amount of the liabilities that will ultimately result from the completion of the claims process, the $11.1 million litigation liability represents our best estimate of probable loss with respect to this litigation. In light of the inherent uncertainties involved in the matter described above, there can be no assurance that such litigation, or any other pending or future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.
In addition to our commitments to fund mortgage loans, we have unfunded commitments at December 31, 2015 to limited partnerships of $46.6 million and to secured bank loans of $18.7 million.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Earnings Per Share and Stockholders' Equity
Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share data)
Numerator:
Net income—numerator for earnings per common share	$219,830	$126,023	$253,283

Denominator:
Weighted average common shares outstanding (1)	78,936,828	74,431,087	65,543,895
Effect of dilutive securities:
Convertible senior notes	—	2,657,158	7,088,149
Equity forward sale agreements	67,575	—	—
2015 warrants	759,723	1,559,646	1,184,549
Stock options and deferred compensation agreements	1,040,922	1,178,783	1,224,053
Restricted stock and restricted stock units	155,520	66,926	—
Denominator for earnings per common share—assuming dilution	80,960,568	79,893,600	75,040,646

Earnings per common share	$2.78	$1.69	$3.86
Earnings per common share—assuming dilution	$2.72	$1.58	$3.38

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.
Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
		Minimum	Maximum
Year ended December 31, 2015	1,061,541	$24.79	$24.79
Year ended December 31, 2014	1,215,450	$24.79	$24.79
Year ended December 31, 2013	—	—	—
Stockholders' Equity
In August 2015, we completed an underwritten public offering of 8,600,000 shares of our common stock at a public offering price of $25.25 per share, of which 4,300,000 shares are subject to a forward sale agreement described below. The offering of 4,300,000 shares of our common stock (shares not subject to the forward sale agreement) resulted in initial net proceeds of approximately $104.5 million (after deducting fees and expenses related to the offering). The underwriters exercised in full their option to purchase 1,290,000 additional shares of common stock, which is subject to a separate forward sale agreement. Settlement of the forward sale agreements will occur on one or more dates occurring no later than 12 months after August 12, 2015, the closing date of the offering. We used the net proceeds from the offering for a contribution to the capital and surplus of American Equity Life. If we elect to exercise our rights to physically settle the forward sales agreements, we intend to use the net proceeds from the settlement for general corporate purposes, including contributions to the capital and surplus of our life insurance subsidiaries to support their continued growth and maintain desired financial strength ratings.
The forward sale agreements had no initial fair value since they were entered into at the then market price of the common stock. The forward sale agreements are equity instruments and they qualify for an exception from derivative and fair value accounting.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Quarterly Financial Information (Unaudited)
Unaudited quarterly results of operations are summarized below.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
2015
Premiums and product charges	$35,679	$42,446	$46,310	$47,781
Net investment income	399,669	418,176	436,085	438,262
Change in fair value of derivatives	(31,100)	(23,024)	(351,360)	69,338
Net realized gains (losses) on investments, excluding OTTI losses	4,879	4,324	1,159	(151)
Net OTTI losses recognized in operations	(132)	(828)	(5,229)	(13,347)
Total revenues	408,995	441,094	126,965	541,883
Net income	5,903	82,845	97,306	33,776
Earnings per common share	0.08	1.07	1.22	0.41
Earnings per common share—assuming dilution	0.07	1.05	1.19	0.40

2014
Premiums and product charges	$32,603	$38,370	$38,001	$42,639
Net investment income	370,005	370,882	386,931	403,849
Change in fair value of derivatives	48,493	270,883	39,218	146,231
Net realized gains (losses) on investments, excluding OTTI losses	(714)	(2,230)	(3,190)	2,131
Net OTTI losses recognized in operations	(905)	(594)	(564)	(564)
Loss on extinguishment of debt	(3,977)	(6,574)	—	(1,951)
Total revenues	445,505	670,737	460,396	592,335
Net income (loss)	(9,753)	36,744	67,815	31,217
Earnings (loss) per common share	(0.13)	0.49	0.90	0.41
Earnings (loss) per common share—assuming dilution	(0.13)	0.46	0.85	0.39
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
The differences between the change in fair value of derivatives for each quarter primarily correspond to the performance of the indices upon which our call options are based. The comparability of net income (loss) is impacted by the application of fair value accounting to our fixed index annuity business is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands)
2015	$42,849	$(28,596)	$(53,716)	$11,091
2014	42,297	(2,232)	(5,017)	15,862

Schedule I—Summary of Investments—
Other Than Investments in Related Parties

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

December 31, 2015

Column A	Column B	Column C	Column D
Type of Investment	Amortized Cost (1)	Fair Value	Amount at which shown in the balance sheet
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$470,567	$471,256	$471,256
United States Government sponsored agencies	1,386,219	1,398,611	1,398,611
United States municipalities, states and territories	3,422,667	3,755,367	3,755,367
Foreign government obligations	210,953	212,565	212,565
Corporate securities	23,597,530	23,802,394	23,802,394
Residential mortgage backed securities	1,366,985	1,462,072	1,462,072
Commercial mortgage backed securities	4,238,265	4,174,396	4,174,396
Other asset backed securities	1,130,524	1,145,178	1,145,178
	35,823,710	36,421,839	36,421,839
Held for investment:
Corporate security	76,622	65,377	76,622
Total fixed maturity securities	35,900,332	36,487,216	36,498,461
Equity securities, available for sale:
Common stocks	7,515	7,828	7,828
Total equity securities	7,515	7,828	7,828
Mortgage loans on real estate	2,435,257	2,471,864	2,435,257
Derivative instruments	309,716	337,256	337,256
Other investments	291,530		291,530
Total investments	$38,944,350		$39,570,332

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

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$38,903	$61,139
Equity securities of subsidiary trusts	7,415	7,409
Receivable from subsidiaries	207	221
Deferred income taxes	11,645	20,612
Federal income tax recoverable, including amount from subsidiaries	7,747	10,430
Other assets, including 2015 notes hedges	14,041	47,308
	79,958	147,119
Investment in and advances to subsidiaries	2,526,972	2,708,085
Total assets	$2,606,930	$2,855,204

Liabilities and Stockholders' Equity
Liabilities:
Notes payable	$400,000	$421,679
Subordinated debentures payable to subsidiary trusts	246,450	246,243
Other liabilities, including 2015 notes embedded derivative	15,945	47,406
Total liabilities	662,395	715,328
Stockholders' equity:
Common stock	81,354	76,062
Additional paid-in capital	630,367	513,218
Accumulated other comprehensive income	201,663	721,401
Retained earnings	1,031,151	829,195
Total stockholders' equity	1,944,535	2,139,876
Total liabilities and stockholders' equity	$2,606,930	$2,855,204

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Operations
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Net investment income	$62	$130	$130
Dividends from subsidiary trusts	363	360	361
Investment advisory fees	65,957	58,044	44,469
Surplus note interest from subsidiary	4,080	4,080	4,080
Change in fair value of derivatives	(8,225)	(17,122)	144,012
Loss on extinguishment of debt	—	(12,502)	(32,515)
Total revenues	62,237	32,990	160,537
Expenses:
Change in fair value of embedded derivatives	(4,516)	(15,227)	141,974
Interest expense on notes payable	28,849	36,370	38,870
Interest expense on subordinated debentures issued to subsidiary trusts	12,239	12,122	12,088
Other operating costs and expenses	8,195	7,928	8,163
Total expenses	44,767	41,193	201,095
Income (loss) before income taxes and equity in undistributed income of subsidiaries	17,470	(8,203)	(40,558)
Income tax expense (benefit)	7,338	664	(13,880)
Income (loss) before equity in undistributed income of subsidiaries	10,132	(8,867)	(26,678)
Equity in undistributed income of subsidiaries	209,698	134,890	279,961
Net income	$219,830	$126,023	$253,283

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income	$219,830	$126,023	$253,283
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of 2015 notes embedded conversion derivative	(4,516)	(15,227)	141,974
Provision for depreciation and amortization	1,613	2,081	2,831
Accrual of discount on equity security	(6)	(6)	(5)
Equity in undistributed income of subsidiaries	(209,698)	(134,890)	(279,961)
Accrual of discount on contingent convertible notes	698	4,417	12,417
Change in fair value of derivatives	6,377	15,619	(144,012)
Loss on extinguishment of debt	—	12,502	32,515
Accrual of discount on debenture issued to subsidiary trust	207	193	181
Share-based compensation	1,026	1,141	1,407
ESOP compensation	—	82	110
Deferred income taxes (benefits)	8,967	6,439	(5,202)
Other	—	(2,235)	(3,608)
Changes in operating assets and liabilities:
Receivable from subsidiaries	93	2,208	995
Federal income tax recoverable	2,683	1,121	62
Other assets	(4)	378	(1,945)
Other liabilities	(1,664)	(7,256)	20,131
Net cash provided by operating activities	25,606	12,590	31,173

Investing activities
Capital contributions to subsidiaries	$(120,000)	$—	$—
Net cash used in investing activities	(120,000)	—	—

Financing activities
Financing fees incurred and deferred	$—	$(100)	$(11,942)
Proceeds from notes payable	—	—	415,000
Repayments of notes payable	(48,152)	(219,094)	(234,154)
Net proceeds from settlement of notes hedges and warrants	25,775	16,558	22,170
Excess tax benefits realized from share-based compensation plans	—	184	159
Proceeds from issuance of common stock	112,481	13,681	31,764
Dividends paid	(17,946)	(15,221)	(12,849)
Net cash provided by (used in) financing activities	72,158	(203,992)	210,148
Increase (decrease) in cash and cash equivalents	(22,236)	(191,402)	241,321
Cash and cash equivalents at beginning of year	61,139	252,541	11,220
Cash and cash equivalents at end of year	$38,903	$61,139	$252,541

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest on notes payable	$27,283	$31,206	$13,758
Interest on subordinated debentures	11,833	11,765	11,850
Non-cash financing activity:
Common stock issued in extinguishment of debt	—	95,993	117,463
Common stock issued to settle warrants that have expired	48	—	—
See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Note to Condensed Financial Statements
December 31, 2015

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

Schedule III—Supplementary Insurance Information

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable
	(Dollars in thousands)
As of December 31, 2015: Life insurance	$2,905,136	$45,495,431	$—	$324,850
As of December 31, 2014: Life insurance	$2,058,556	$39,802,861	$—	$365,819
As of December 31, 2013: Life insurance	$2,426,652	$35,789,655	$—	$418,033

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses
	(Dollars in thousands)
For the year ended December 31, 2015: Life insurance	$172,216	$1,692,192	$758,203	$286,114	$137,306
For the year ended December 31, 2014: Life insurance	$151,613	$1,531,667	$1,679,255	$163,578	$130,076
For the year ended December 31, 2013: Life insurance	$148,938	$1,383,927	$1,713,019	$365,468	$142,873
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule IV—Reinsurance

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2015
Life insurance in force, at end of year	$2,036,690	$10,677	$56,882	$2,082,895	2.73%
Insurance premiums and other considerations:
Annuity product charges	$141,595	$5,427	$—	$136,168	—
Traditional life, accident and health insurance, and life contingent immediate annuity premiums	35,715	256	589	36,048	1.63%
	$177,310	$5,683	$589	$172,216	0.34%
Year ended December 31, 2014
Life insurance in force, at end of year	$2,171,426	$11,548	$56,509	$2,216,387	2.55%
Insurance premiums and other considerations:
Annuity product charges	$124,946	$5,956	$—	$118,990	—
Traditional life, accident and health insurance, and life contingent immediate annuity premiums	32,308	336	651	32,623	2.00%
	$157,254	$6,292	$651	$151,613	0.43%
Year ended December 31, 2013
Life insurance in force, at end of year	$2,250,112	$13,521	$57,976	$2,294,567	2.53%
Insurance premiums and other considerations:
Annuity product charges	$110,142	$6,551	$—	$103,591	—
Traditional life, accident and health insurance, and life contingent immediate annuity premiums	45,057	328	618	45,347	1.36%
	$155,199	$6,879	$618	$148,938	0.41%
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule V—Valuation and Qualifying Accounts

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

	Balance January 1,	Charged to Costs and Expenses	Translation Adjustment	Write-offs/ Payments/Other	Balance December 31,
	(Dollars in thousands
Year ended December 31, 2015
Valuation allowance on mortgage loans	$(22,633)	$1,018	$—	$7,473	$(14,142)

Year ended December 31, 2014
Valuation allowance on mortgage loans	$(26,047)	$(6,052)	$—	$9,466	$(22,633)

Year ended December 31, 2013
Valuation allowance on mortgage loans	$(34,234)	$(5,621)	$—	$13,808	$(26,047)

See accompanying Report of Independent Registered Public Accounting Firm.

Item 15.    Exhibits and Financial Statement Schedules.

(a)   Exhibits:

Exhibit No.	Description
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

3.4	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-3 filed on January 15, 2008, File No. 333-148681)
3.5	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.5 to Form 10-Q for the period ended June 30, 2011 filed on August 5, 2011, File No. 001-31911)
3.6	Third Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 2, 2008, File No. 001-31911)
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
4.21
Senior Amended and Restated Indenture, dated as of April 22, 2004, between American Equity Investment Life Holding Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Amendment No.1 to Form S-3 filed on April 22, 2004).

4.22
First Supplemental Indenture, dated July 17, 2013, among American Equity Investment Life Holding Company, U.S. Bank National Association, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on July 17, 2013)

4.23
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

Exhibit No.	Description
10.29
Amended and Restated American Equity Investment Life Holding Company 2014 Independent Insurance Agent Restricted Stock and Restricted Stock Unit Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 filed on December 17, 2014)

10.30
Confirmation, dated August 6, 2015, by and between American Equity Life Investment Holding Company and RBC Capital Markets, LLC, as agent for Royal Bank of Canada (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 12, 2015)

10.31
Confirmation, dated August 11, 2015, by and between American Equity Life Investment Holding Company and RBC Capital Markets, LLC, as agent for Royal Bank of Canada (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 12, 2015)

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