Form 10-Q
period 2016-03-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2016-05-10
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
As of May 4, 2016, there were 82,283,325 shares of the registrant's common stock, $1 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2016 - $36,696,786; 2015 - $35,823,710)	$38,410,000	$36,421,839
Held for investment, at amortized cost (fair value: 2016 - $67,672; 2015 - $65,377)	76,672	76,622
Equity securities, available for sale, at fair value (cost: 2016 - $7,517; 2015 - $7,515)	7,813	7,828
Mortgage loans on real estate	2,471,435	2,435,257
Derivative instruments	387,469	337,256
Other investments	290,556	291,530
Total investments	41,643,945	39,570,332

Cash and cash equivalents	707,177	397,749
Coinsurance deposits	3,586,871	3,187,470
Accrued investment income	393,333	362,104
Deferred policy acquisition costs	2,667,185	2,905,136
Deferred sales inducements	2,047,763	2,232,148
Deferred income taxes	101,098	232,683
Income taxes recoverable	9,026	29,599
Other assets	106,538	112,171
Total assets	$51,262,936	$49,029,392

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$47,456,425	$45,495,431
Other policy funds and contract claims	314,068	324,850
Notes payable	393,482	393,227
Subordinated debentures	241,550	241,452
Other liabilities	623,095	629,897
Total liabilities	49,028,620	47,084,857

Stockholders' equity:
Preferred stock, par value $1 per share, 2,000,000 shares authorized, 2016 and 2015 - no shares issued and outstanding	—	—
Common stock, par value $1 per share, 200,000,000 shares authorized; issued and outstanding: 2016 - 82,155,327 shares (excluding 3,198,805 treasury shares); 2015 - 81,354,079 shares (excluding 3,448,750 treasury shares)	82,155	81,354
Additional paid-in capital	635,732	630,367
Accumulated other comprehensive income	530,119	201,663
Retained earnings	986,310	1,031,151
Total stockholders' equity	2,234,316	1,944,535
Total liabilities and stockholders' equity	$51,262,936	$49,029,392
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Premiums and other considerations	$7,345	$6,997
Annuity product charges	36,505	28,682
Net investment income	450,826	399,669
Change in fair value of derivatives	(74,065)	(31,100)
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	2,687	4,879
OTTI losses on investments:
Total OTTI losses	(6,018)	(132)
Portion of OTTI losses recognized in (from) other comprehensive income	324	—
Net OTTI losses recognized in operations	(5,694)	(132)
Total revenues	417,604	408,995

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	9,109	9,220
Interest sensitive and index product benefits	97,671	282,825
Amortization of deferred sales inducements	27,479	10,953
Change in fair value of embedded derivatives	265,857	51,213
Interest expense on notes payable	6,880	7,339
Interest expense on subordinated debentures	3,168	3,016
Amortization of deferred policy acquisition costs	49,713	14,286
Other operating costs and expenses	26,830	21,122
Total benefits and expenses	486,707	399,974
Income (loss) before income taxes	(69,103)	9,021
Income tax expense (benefit)	(24,262)	3,118
Net income (loss)	$(44,841)	$5,903

Earnings (loss) per common share	$(0.55)	$0.08
Earnings (loss) per common share - assuming dilution	$(0.55)	$0.07
Weighted average common shares outstanding (in thousands):
Earnings (loss) per common share	82,129	77,042
Earnings (loss) per common share - assuming dilution	82,961	79,118
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Net income (loss)	$(44,841)	$5,903
Other comprehensive income:
Change in net unrealized investment gains/losses (1)	505,348	264,113
Noncredit component of OTTI losses (1)	(147)	—
Reclassification of unrealized investment gains/losses to net income (loss) (1)	116	1,019
Other comprehensive income before income tax	505,317	265,132
Income tax effect related to other comprehensive income	(176,861)	(92,795)
Other comprehensive income	328,456	172,337
Comprehensive income	$283,615	$178,240

(1)	Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2015	$81,354	$630,367	$201,663	$1,031,151	$1,944,535
Net loss for period	—	—	—	(44,841)	(44,841)
Other comprehensive income	—	—	328,456	—	328,456
Share-based compensation, including excess income tax benefits	—	2,674	—	—	2,674
Issuance of 721,349 shares of common stock under compensation plans, including excess income tax benefits	721	2,771	—	—	3,492
Issuance of 79,899 shares of common stock to settle warrants that have reached their expiration	80	(80)	—	—	—
Balance at March 31, 2016	$82,155	$635,732	$530,119	$986,310	$2,234,316

Balance at December 31, 2014	$76,062	$513,218	$721,401	$829,195	$2,139,876
Net income for period	—	—	—	5,903	5,903
Other comprehensive income	—	—	172,337	—	172,337
Share-based compensation, including excess income tax benefits	—	4,515	—	—	4,515
Issuance of 618,880 shares of common stock under compensation plans, including excess income tax benefits	619	3,470	—	—	4,089
Balance at March 31, 2015	$76,681	$521,203	$893,738	$835,098	$2,326,720
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income (loss)	$(44,841)	$5,903
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest sensitive and index product benefits	97,671	282,825
Amortization of deferred sales inducements	27,479	10,953
Annuity product charges	(36,505)	(28,682)
Change in fair value of embedded derivatives	265,857	51,213
Increase in traditional life and accident and health insurance reserves	(858)	(868)
Policy acquisition costs deferred	(156,934)	(121,822)
Amortization of deferred policy acquisition costs	49,713	14,286
Provision for depreciation and other amortization	875	1,267
Amortization of discounts and premiums on investments	(3,103)	(1,428)
Realized gains/losses on investments and net OTTI losses recognized in operations	3,007	(4,747)
Change in fair value of derivatives	73,657	30,636
Deferred income taxes	(45,276)	(22,541)
Share-based compensation	2,234	1,687
Change in accrued investment income	(31,229)	(31,682)
Change in income taxes recoverable/payable	20,573	22,542
Change in other assets	(1,164)	(918)
Change in other policy funds and contract claims	(12,544)	(14,171)
Change in collateral held for derivatives	(26,754)	(326,248)
Change in other liabilities	(38,041)	(7,113)
Other	(2,205)	(1,307)
Net cash provided by (used in) operating activities	141,612	(140,215)

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	581,647	276,734
Mortgage loans on real estate	84,248	109,846
Derivative instruments	6,747	214,667
Other investments	4,274	7,218
Acquisition of investments:
Fixed maturity securities - available for sale	(1,383,082)	(1,434,934)
Mortgage loans on real estate	(118,009)	(104,793)
Derivative instruments	(130,608)	(124,948)
Other investments	(1,046)	(3,385)
Purchases of property, furniture and equipment	(244)	(295)
Net cash used in investing activities	(956,073)	(1,059,890)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$2,089,739	$1,307,792
Coinsurance deposits	(378,412)	(33,061)
Return of annuity policyholder account balances	(581,260)	(492,242)
Proceeds from amounts due under repurchase agreements	—	15,075
Excess tax benefits realized from share-based compensation plans	440	2,828
Proceeds from issuance of common stock	3,740	4,089
Change in checks in excess of cash balance	(10,358)	(12,126)
Net cash provided by financing activities	1,123,889	792,355
Increase (decrease) in cash and cash equivalents	309,428	(407,750)
Cash and cash equivalents at beginning of period	397,749	701,514
Cash and cash equivalents at end of period	$707,177	$293,764

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$16,278	$16,580
Income taxes	200	114
Non-cash operating activity:
Deferral of sales inducements	107,673	93,591
Non-cash financing activities:
Common stock issued to settle warrants that have expired	80	—
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company (“we”, “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Subsequently, in August 2015, the FASB issued an ASU that states that the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and expensing those costs ratably over the term of the line of credit arrangement. These ASU's became effective for us on January 1, 2016, and retroactive application is required. They did not have a material impact on our consolidated financial statements.
New Accounting Pronouncements
In January 2016, the FASB issued an ASU that, among other aspects of recognition, measurement, presentation and disclosure of financial instruments, primarily requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This ASU will be effective for us on January 1, 2018, and we have not determined the effect it will have on our consolidated financial statements.
In February 2016, the FASB issued an ASU that will require recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU affects accounting and disclosure more dramatically for lessees as accounting for lessors is mainly unchanged. This ASU will be effective for us on January 1, 2019, with early adoption permitted, and we have not determined the effect it will have on our consolidated financial statements.
In March 2016, the FASB issued an ASU related to the accounting for share-based payment transactions. The aspects of accounting guidance affected by this ASU are income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU will be effective for us on January 1, 2017, with early adoption permitted, and we have not determined the effect it will have on our consolidated financial statements.

2. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$38,410,000	$38,410,000	$36,421,839	$36,421,839
Held for investment	76,672	67,672	76,622	65,377
Equity securities, available for sale	7,813	7,813	7,828	7,828
Mortgage loans on real estate	2,471,435	2,504,371	2,435,257	2,471,864
Derivative instruments	387,469	387,469	337,256	337,256
Other investments	285,200	288,303	285,044	290,075
Cash and cash equivalents	707,177	707,177	397,749	397,749
Coinsurance deposits	3,586,871	3,220,784	3,187,470	2,860,882
Interest rate caps	740	740	1,410	1,410
Counterparty collateral	85,477	85,477	82,312	82,312

Liabilities
Policy benefit reserves	47,113,312	39,941,007	45,151,460	38,435,515
Single premium immediate annuity (SPIA) benefit reserves	313,559	325,251	324,264	336,066
Notes payable	393,482	411,252	393,227	417,752
Subordinated debentures	241,550	212,638	241,452	216,933
Interest rate swap	5,375	5,375	3,139	3,139
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

Our assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
March 31, 2016
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$473,402	$441,625	$31,777	$—
United States Government sponsored agencies	1,566,287	—	1,566,287	—
United States municipalities, states and territories	3,883,737	—	3,883,737	—
Foreign government obligations	221,861	—	221,861	—
Corporate securities	25,168,468	9	25,168,459	—
Residential mortgage backed securities	1,432,353	—	1,432,353	—
Commercial mortgage backed securities	4,503,261	—	4,503,261	—
Other asset backed securities	1,160,631	—	1,160,631	—
Equity securities, available for sale: finance, insurance and real estate	7,813	—	7,813	—
Derivative instruments	387,469	—	387,469	—
Cash and cash equivalents	707,177	707,177	—	—
Interest rate caps	740	—	740	—
Counterparty collateral	85,477	—	85,477	—
	$39,598,676	$1,148,811	$38,449,865	$—
Liabilities
Interest rate swap	$5,375	$—	$5,375	$—
Fixed index annuities - embedded derivatives	6,254,466	—	—	6,254,466
	$6,259,841	$—	$5,375	$6,254,466

December 31, 2015
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$471,256	$438,598	$32,658	$—
United States Government sponsored agencies	1,398,611	—	1,398,611	—
United States municipalities, states and territories	3,755,367	—	3,755,367	—
Foreign government obligations	212,565	—	212,565	—
Corporate securities	23,802,394	121	23,802,273	—
Residential mortgage backed securities	1,462,072	—	1,462,072	—
Commercial mortgage backed securities	4,174,396	—	4,174,396	—
Other asset backed securities	1,145,178	—	1,145,178	—
Equity securities, available for sale: finance, insurance and real estate	7,828	—	7,828	—
Derivative instruments	337,256	—	337,256	—
Cash and cash equivalents	397,749	397,749	—	—
Interest rate caps	1,410	—	1,410	—
Counterparty collateral	82,312	—	82,312	—
	$37,248,394	$836,468	$36,411,926	$—
Liabilities
Interest rate swap	$3,139	$—	$3,139	$—
Fixed index annuities - embedded derivatives	5,983,622	—	—	5,983,622
	$5,986,761	$—	$3,139	$5,983,622

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of March 31, 2016 and December 31, 2015.
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
Notes payable
The fair values of our senior unsecured notes are based upon pricing matrices developed by a third party pricing service when quoted market prices are not available and are categorized as Level 2 within the fair value hierarchy. Notes payable are not remeasured at fair value on a recurring basis.
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
Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse, partial withdrawal and mortality rates. As of March 31, 2016 and December 31, 2015, we utilized an estimate of 3.10% and 3.10%, respectively, for the expected cost of annual call options, which are based on estimated account value growth and a historical review of our actual option costs.

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

	Average Lapse Rates		Average Partial Withdrawal Rates
Contract Duration (Years)	Three Months Ended March 31, 2016	Year Ended December 31, 2015	Three Months Ended March 31, 2016	Year Ended December 31, 2015
1 - 5	1.77%	1.58%	3.29%	3.08%
6 - 10	6.60%	8.55%	3.30%	3.55%
11 - 15	11.24%	12.01%	3.31%	3.59%
16 - 20	12.03%	12.99%	3.17%	3.22%
20+	11.68%	12.54%	3.17%	3.22%
Lapse rates are generally expected to increase as surrender charge percentages decrease. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.
The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Available for sale securities
Beginning balance	$—	$375
Principal returned	—	(12)
Amortization of premium/accretion of discount	—	(57)
Total gains (losses) (realized/unrealized):
Included in other comprehensive income	—	36
Included in operations	—	—
Ending balance	$—	$342
The Level 3 assets included in the table above are not material to our financial position, results of operations or cash flows, and it is management's opinion that the sensitivity of the inputs used in determining the fair value of these assets is not material as well.

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$5,983,622	$5,574,653
Premiums less benefits	91,129	360,395
Change in fair value, net	179,715	(69,877)
Ending balance	$6,254,466	$5,865,171
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

The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at March 31, 2016, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $441.0 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $262.6 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $494.3 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $287.4 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.
3. Investments
At March 31, 2016 and December 31, 2015, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
March 31, 2016
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$469,957	$3,505	$(60)	$473,402
United States Government sponsored agencies	1,519,674	46,980	(367)	1,566,287
United States municipalities, states and territories	3,448,482	437,336	(2,081)	3,883,737
Foreign government obligations	210,964	18,429	(7,532)	221,861
Corporate securities	24,113,794	1,490,814	(436,140)	25,168,468
Residential mortgage backed securities	1,313,775	120,977	(2,399)	1,432,353
Commercial mortgage backed securities	4,472,852	102,466	(72,057)	4,503,261
Other asset backed securities	1,147,288	34,010	(20,667)	1,160,631
	$36,696,786	$2,254,517	$(541,303)	$38,410,000
Held for investment:
Corporate security	$76,672	$—	$(9,000)	$67,672

Equity securities, available for sale:
Finance, insurance, and real estate	$7,517	$296	$—	$7,813

December 31, 2015
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$470,567	$988	$(299)	$471,256
United States Government sponsored agencies	1,386,219	26,801	(14,409)	1,398,611
United States municipalities, states and territories	3,422,667	341,328	(8,628)	3,755,367
Foreign government obligations	210,953	12,547	(10,935)	212,565
Corporate securities	23,597,530	887,288	(682,424)	23,802,394
Residential mortgage backed securities	1,366,985	98,576	(3,489)	1,462,072
Commercial mortgage backed securities	4,238,265	41,412	(105,281)	4,174,396
Other asset backed securities	1,130,524	34,534	(19,880)	1,145,178
	$35,823,710	$1,443,474	$(845,345)	$36,421,839
Held for investment:
Corporate security	$76,622	$—	$(11,245)	$65,377

Equity securities, available for sale:
Finance, insurance, and real estate	$7,515	$313	$—	$7,828
At March 31, 2016, 32% of our fixed income securities have call features, of which 0.2% ($75.1 million) were subject to call redemption and another 1.2% ($448.0 million) will become subject to call redemption during the next twelve months. Approximately 71% of our fixed income securities that have call features are not callable until within six months of their stated maturities.

The amortized cost and fair value of fixed maturity securities at March 31, 2016, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$166,640	$170,202	$—	$—
Due after one year through five years	2,643,302	2,774,423	—	—
Due after five years through ten years	10,835,215	11,043,464	—	—
Due after ten years through twenty years	8,715,797	9,407,493	—	—
Due after twenty years	7,401,917	7,918,173	76,672	67,672
	29,762,871	31,313,755	76,672	67,672
Residential mortgage backed securities	1,313,775	1,432,353	—	—
Commercial mortgage backed securities	4,472,852	4,503,261	—	—
Other asset backed securities	1,147,288	1,160,631	—	—
	$36,696,786	$38,410,000	$76,672	$67,672
Net unrealized gains on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities and equity securities	$1,713,510	$598,442
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(932,610)	(322,859)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense	(273,315)	(96,454)
Net unrealized gains reported as accumulated other comprehensive income	$530,119	$201,663
The National Association of Insurance Commissioners (“NAIC”) assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations (“NRSRO’s”). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered “investment grade” while NAIC Class 3 through 6 designations are considered “non-investment grade.” Based on the NAIC designations, we had 97% and 98% of our fixed maturity portfolio rated investment grade at March 31, 2016 and December 31, 2015, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	March 31, 2016		December 31, 2015
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$23,648,794	$25,264,168	$23,363,259	$24,207,801
2	11,955,752	12,223,107	11,709,730	11,589,325
3	1,023,746	894,557	758,531	643,293
4	128,238	86,816	60,480	44,312
5	2,100	1,537	—	—
6	14,828	7,487	8,332	2,485
	$36,773,458	$38,477,672	$35,900,332	$36,487,216

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 730 and 1,246 securities, respectively) have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2016
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$6,803	$(60)	$—	$—	$6,803	$(60)
United States Government sponsored agencies	89,633	(367)	—	—	89,633	(367)
United States municipalities, states and territories	72,441	(946)	21,519	(1,135)	93,960	(2,081)
Foreign government obligations	19,523	(116)	17,200	(7,416)	36,723	(7,532)
Corporate securities:
Finance, insurance and real estate	763,808	(25,577)	205,317	(18,958)	969,125	(44,535)
Manufacturing, construction and mining	1,597,989	(120,533)	616,441	(140,715)	2,214,430	(261,248)
Utilities and related sectors	969,160	(57,648)	294,026	(38,246)	1,263,186	(95,894)
Wholesale/retail trade	231,211	(6,500)	54,985	(6,543)	286,196	(13,043)
Services, media and other	429,239	(12,617)	120,737	(8,803)	549,976	(21,420)
Residential mortgage backed securities	61,677	(2,372)	1,307	(27)	62,984	(2,399)
Commercial mortgage backed securities	1,613,984	(64,626)	93,864	(7,431)	1,707,848	(72,057)
Other asset backed securities	424,447	(11,702)	51,617	(8,965)	476,064	(20,667)
	$6,279,915	$(303,064)	$1,477,013	$(238,239)	$7,756,928	$(541,303)
Held for investment:
Corporate security:
Insurance	$67,672	$(9,000)	$—	$—	$67,672	$(9,000)

December 31, 2015
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$37,730	$(299)	$—	$—	$37,730	$(299)
United States Government sponsored agencies	957,053	(14,409)	—	—	957,053	(14,409)
United States municipalities, states and territories	261,823	(8,474)	2,846	(154)	264,669	(8,628)
Foreign government obligations	42,966	(1,762)	15,463	(9,173)	58,429	(10,935)
Corporate securities:
Finance, insurance and real estate	2,077,223	(59,607)	49,912	(14,855)	2,127,135	(74,462)
Manufacturing, construction and mining	3,517,967	(246,456)	376,229	(131,003)	3,894,196	(377,459)
Utilities and related sectors	2,240,652	(138,940)	97,184	(22,565)	2,337,836	(161,505)
Wholesale/retail trade	473,050	(17,863)	38,682	(8,125)	511,732	(25,988)
Services, media and other	1,037,011	(39,937)	32,050	(3,073)	1,069,061	(43,010)
Residential mortgage backed securities	162,770	(2,958)	6,438	(531)	169,208	(3,489)
Commercial mortgage backed securities	2,679,510	(105,002)	11,495	(279)	2,691,005	(105,281)
Other asset backed securities	457,055	(10,581)	46,657	(9,299)	503,712	(19,880)
	$13,944,810	$(646,288)	$676,956	$(199,057)	$14,621,766	$(845,345)
Held for investment:
Corporate security:
Insurance	$65,377	$(11,245)	$—	$—	$65,377	$(11,245)
Based on the results of our process for evaluating available for sale securities in unrealized loss positions for other than temporary impairments, which is discussed in detail later in this footnote, we have determined that the unrealized losses on the securities in the preceding table are temporary. The unrealized losses at March 31, 2016 are principally related to timing of the purchases of these securities, which carry less yield than those available at March 31, 2016. In addition, a general widening of credit spreads has occurred in risk asset classes due to economic uncertainty and concerns of prolonged economic weakness.

The commodity related sectors had a high concentration of gross unrealized losses in our corporate fixed income securities portfolio as of March 31, 2016 and December 31, 2015. Commodity prices, specifically oil, gas and base metals, declined significantly in late 2015, but prices have risen in 2016 to levels that appear sustainable and should support prices and NRSRO ratings longer term. The value of oil has been significantly depressed as the amount of supply from new production has exceeded demand. In addition, iron ore and other key industrial metals have depressed prices as investors perceive the economic slowdown in Asia Pacific will curb demand as supply remains high. The companies in the metal and mining sectors experienced the largest decline in values of their debt in late 2015. In the above table, oil and metals and mining exposure is reflected within the foreign government; manufacturing, construction and mining; and utilities and related sectors. Within these sectors, we continue to monitor the impact to our investment portfolio for those companies that may be adversely affected, both directly and indirectly. Even though the energy holdings and a majority of the metals and mining holdings have seen significant improvements in values as oil and iron ore prices have increased, they could continue to see price volatility and possible downgrades in credit ratings. If oil and commodity prices fall lower and remain at depressed levels for an extended period of time or decline further, certain issuers and investments may come under further stress. At this time, we believe the unrealized losses are temporary due to the fact that the price decline is driven by an over-supply of oil in the energy sector, which we feel is unsustainable long term. Our exposure is in companies that we believe have more financial flexibility and significant operational scale to manage through the downturn. In addition, price declines in the metal and mining sector have been heavily influenced by excess production and softer demand. Companies in the mining sector are more susceptible to rating downgrades and we believe companies will be under continued financial strain if prices decline again. We believe company issuers in our portfolio will be able to meet their debt service obligations.
Approximately 67% and 84% of the unrealized losses on fixed maturity securities shown in the above table for March 31, 2016 and December 31, 2015, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the fixed maturity securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains on investments for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$2,245	$7,099
Investments carried at fair value:
Fixed maturity securities, available for sale	$1,115,085	$520,166
Equity securities, available for sale	(17)	42
	1,115,068	520,208
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(609,751)	(255,076)
Deferred income tax asset/liability	(176,861)	(92,795)
	(786,612)	(347,871)
Change in net unrealized gains on investments carried at fair value	$328,456	$172,337
Proceeds from sales of available for sale securities for the three months ended March 31, 2016 and 2015 were $59.4 million and $169.4 million, respectively. Scheduled principal repayments, calls and tenders for available for sale securities for the three months ended March 31, 2016 and 2015 were $522.3 million and $107.3 million, respectively.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains (losses) on investments, excluding net OTTI losses for the three months ended March 31, 2016 and 2015, are as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$1,487	$2,288
Gross realized losses	(1,231)	(289)
	256	1,999
Other investments:
Gain on sale of real estate	131	838
Loss on sale of real estate	(92)	(382)
Impairment losses on real estate	—	(629)
	39	(173)
Mortgage loans on real estate:
Decrease (increase) in allowance for credit losses	(948)	1,798
Recovery of specific allowance	3,340	1,255
	2,392	3,053
	$2,687	$4,879
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
The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the three months ended March 31, 2016 and 2015, which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Three months ended March 31, 2016
Prime	2006	7.3%	7.3%	13%	13%	50%	50%
	2007	6.2%	6.4%	18%	31%	50%	55%

Three months ended March 31, 2015
Prime	2006	6.5%	6.5%	14%	14%	40%	40%
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

The following table summarizes other than temporary impairments for the three months ended March 31, 2016 and 2015, by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized in (from) Other Comprehensive Income	Net OTTI Losses Recognized in Operations
		(Dollars in thousands)
Three months ended March 31, 2016
Fixed maturity securities, available for sale:
Corporate securities:
Energy	2	$(642)	$—	$(642)
Telecommunications	1	(4,462)	562	(3,900)
Utilities	1	(136)	—	(136)
Residential mortgage backed securities	4	—	(238)	(238)
Commercial mortgage backed securities	3	(778)	—	(778)
	11	$(6,018)	$324	$(5,694)

Three months ended March 31, 2015
Fixed maturity securities, available for sale:
Residential mortgage backed securities	1	$(132)	$—	$(132)
The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(145,824)	$(127,050)
Credit losses on securities for which OTTI has not previously been recognized	(5,456)	(132)
Additional credit losses on securities for which OTTI has previously been recognized	(238)	—
Accumulated losses on securities that were disposed of during the period	—	—
Cumulative credit loss at end of period	$(151,518)	$(127,182)
The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income (loss), by major type of security, for securities that are part of our investment portfolio at March 31, 2016 and December 31, 2015:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
March 31, 2016
Fixed maturity securities, available for sale:
Corporate securities	$8,592	$(3,537)	$2,080	$7,135
Residential mortgage backed securities	443,158	(170,486)	196,000	468,672
Other asset backed securities	8,335	(5,125)	(1,321)	1,889
	$460,085	$(179,148)	$196,759	$477,696
December 31, 2015
Fixed maturity securities, available for sale:
Corporate securities	$6,396	$(2,975)	$9	$3,430
Residential mortgage backed securities	466,871	(170,724)	199,149	495,296
Other asset backed securities	8,154	(5,125)	(553)	2,476
	$481,421	$(178,824)	$198,605	$501,202

4. Mortgage Loans on Real Estate
Our mortgage loan portfolio is summarized in the following table. There were commitments outstanding of $31.7 million at March 31, 2016.

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Principal outstanding	$2,483,782	$2,449,909
Loan loss allowance	(11,750)	(14,142)
Deferred prepayment fees	(597)	(510)
Carrying value	$2,471,435	$2,435,257
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

	March 31, 2016		December 31, 2015
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$697,469	28.1%	$698,113	28.5%
Middle Atlantic	158,337	6.4%	160,261	6.6%
Mountain	243,453	9.8%	252,442	10.3%
New England	13,053	0.5%	13,161	0.5%
Pacific	382,616	15.4%	355,268	14.5%
South Atlantic	470,729	18.9%	456,227	18.6%
West North Central	324,748	13.1%	313,120	12.8%
West South Central	193,377	7.8%	201,317	8.2%
	$2,483,782	100.0%	$2,449,909	100.0%
Property type distribution
Office	$399,139	16.1%	$396,154	16.2%
Medical Office	76,686	3.1%	77,438	3.2%
Retail	773,741	31.1%	790,158	32.2%
Industrial/Warehouse	698,385	28.1%	686,400	28.0%
Hotel	3,308	0.1%	3,361	0.1%
Apartment	362,222	14.6%	352,971	14.4%
Mixed use/other	170,301	6.9%	143,427	5.9%
	$2,483,782	100.0%	$2,449,909	100.0%
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

The following table presents a rollforward of our specific and general valuation allowances for mortgage loans on real estate:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(7,842)	$(6,300)	$(12,333)	$(10,300)
Charge-offs	—	—	128	—
Recoveries	3,340	—	1,255	—
Change in provision for credit losses	(1,248)	300	(1,502)	3,300
Ending allowance balance	$(5,750)	$(6,000)	$(12,452)	$(7,000)
The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is for the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Individually evaluated for impairment	$19,055	$21,277
Collectively evaluated for impairment	2,464,727	2,428,632
Total loans evaluated for impairment	$2,483,782	$2,449,909
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
During the three months ended March 31, 2016 and 2015, no mortgage loans were satisfied by taking ownership of any real estate serving as collateral. The following table summarizes the activity in the real estate owned, included in Other investments, which was obtained in satisfaction of mortgage loans on real estate:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Real estate owned at beginning of period	$6,485	$20,238
Real estate acquired in satisfaction of mortgage loans	—	—
Sales	(1,106)	(4,899)
Impairments	—	(629)
Depreciation	(23)	(99)
Real estate owned at end of period	$5,356	$14,611
We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Credit Exposure--By Payment Activity
Performing	$2,475,671	$2,438,341
In workout	1,678	11,568
Delinquent	—	—
Collateral dependent	6,433	—
	$2,483,782	$2,449,909

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
Mortgage loans are considered delinquent when they become 60 days or more past due. In general, when loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. Outstanding principal of loans in a non-accrual status at March 31, 2016 and December 31, 2015 totaled $6.4 million and $0.0 million, respectively.
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
Aging of financing receivables is summarized in the following table, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
March 31, 2016	$—	$—	$—	$—	$2,477,349	$6,433	$2,483,782
December 31, 2015	$—	$—	$—	$—	$2,449,909	$—	$2,449,909
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

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
March 31, 2016
Mortgage loans with an allowance	$13,305	$19,055	$(5,750)
Mortgage loans with no related allowance	1,678	1,678	—
	$14,983	$20,733	$(5,750)
December 31, 2015
Mortgage loans with an allowance	$13,435	$21,277	$(7,842)
Mortgage loans with no related allowance	8,859	8,859	—
	$22,294	$30,136	$(7,842)

	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Three months ended March 31, 2016
Mortgage loans with an allowance	$13,999	$264
Mortgage loans with no related allowance	1,709	26
	$15,708	$290
Three months ended March 31, 2015
Mortgage loans with an allowance	$19,158	$451
Mortgage loans with no related allowance	13,107	159
	$32,265	$610
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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. A summary of mortgage loans on commercial real estate with outstanding principal at March 31, 2016 and December 31, 2015 that we determined to be TDRs are as follows:

Geographic Region	Number of TDRs	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount
		(Dollars in thousands)
March 31, 2016
South Atlantic	5	$9,963	$(2,992)	$6,971
East North Central	1	2,081	(467)	1,614
	6	$12,044	$(3,459)	$8,585
December 31, 2015
South Atlantic	6	$11,155	$(2,992)	$8,163
East North Central	2	3,306	(467)	2,839
West North Central	1	5,913	—	5,913
	9	$20,374	$(3,459)	$16,915

5. Derivative Instruments
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the consolidated balance sheets are as follows:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$387,469	$337,256
Other assets
Interest rate caps	740	1,410
	$388,209	$338,666
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$6,254,466	$5,983,622
Other liabilities
Interest rate swap	5,375	3,139
	$6,259,841	$5,986,761
The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$(70,751)	$(29,220)
2015 notes hedges	—	567
Interest rate swap	(2,644)	(1,761)
Interest rate caps	(670)	(686)
	$(74,065)	$(31,100)
Change in fair value of embedded derivatives:
Fixed index annuities—embedded derivatives	$179,715	$(69,877)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	86,142	120,523
2015 notes embedded conversion derivative	—	567
	$265,857	$51,213
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

Our strategy attempts to mitigate any potential risk of loss due to the nonperformance of the counterparties to these call options through a regular monitoring process which evaluates the program's effectiveness. We do not purchase call options that would require payment or collateral to another institution and our call options do not contain counterparty credit-risk-related contingent features. We are exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, we purchase our option contracts from multiple counterparties and evaluate the creditworthiness of all counterparties prior to purchase of the contracts. All of these options have been purchased from nationally recognized financial institutions with a Standard and Poor's credit rating of A- or higher at the time of purchase and the maximum credit exposure to any single counterparty is subject to concentration limits. We also have credit support agreements that allow us to request the counterparty to provide collateral to us when the fair value of our exposure to the counterparty exceeds specified amounts.
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			March 31, 2016		December 31, 2015
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A	A1	$6,697,638	$78,296	$6,257,861	$67,662
Barclays	A-	A2	2,290,633	37,769	2,463,768	35,273
BNP Paribas	A	A1	1,351,337	20,456	1,520,710	16,944
Citibank, N.A.	A	A1	3,749,452	23,432	3,786,498	23,587
Credit Suisse	A	A2	1,610,605	25,342	1,278,492	12,508
Deutsche Bank	BBB+	Baa1	1,042,549	6,063	1,349,002	10,704
J.P. Morgan	A+	Aa3	1,087,115	15,110	838,982	5,283
Morgan Stanley	A	A1	3,272,374	23,861	3,465,457	33,171
Royal Bank of Canada	AA-	Aa3	2,949,467	50,617	2,820,410	48,654
SunTrust	A-	Baa1	1,342,568	26,269	1,308,434	20,028
Wells Fargo	AA-	Aa2	4,481,969	80,254	4,187,955	63,442
			$29,875,707	$387,469	$29,277,569	$337,256
As of March 31, 2016 and December 31, 2015, we held $326.2 million and $349.8 million, respectively, of cash and cash equivalents and other securities from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $74.4 million and $36.9 million at March 31, 2016 and December 31, 2015, respectively.
The future annual index credits on our fixed index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. We do not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. We must value both the call options and the related forward embedded options in the policies at fair value.
We entered into an interest rate swap and interest rate caps to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures. See Note 10 in our Annual Report on Form 10-K for the year ended December 31, 2015 for more information on our subordinated debentures. The terms of the interest rate swap provide that we pay a fixed rate of interest and receive a floating rate of interest. The terms of the interest rate caps limit the three month London Interbank Offered Rate ("LIBOR") to 2.50%. The interest rate swap and caps are not effective hedges under accounting guidance for derivative instruments and hedging activities. Therefore, we record the interest rate swap and caps at fair value and any net cash payments received or paid are included in the change in fair value of derivatives in the unaudited consolidated statements of operations.
Details regarding the interest rate swap are as follows:

	Notional		Pay		March 31, 2016	December 31, 2015
Maturity Date	Amount	Receive Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	LIBOR	2.415%	SunTrust	$(5,375)	$(3,139)
Details regarding the interest rate caps are as follows:

	Notional		Cap		March 31, 2016	December 31, 2015
Maturity Date	Amount	Floating Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	LIBOR	2.50%	SunTrust	$370	$708
July 8, 2021	12,000	LIBOR	2.50%	SunTrust	111	212
July 29, 2021	27,000	LIBOR	2.50%	SunTrust	259	490
	$79,000				$740	$1,410

The interest rate swap converts floating rates to fixed rates for seven years which began in March 2014. The interest rate caps cap our interest rates for seven years which began in July 2014. As of March 31, 2016, we deposited $4.3 million of collateral with the counterparty to the swap.
In September 2010, concurrently with the issuance of $200.0 million principal amount of 3.50% Convertible Senior Notes due September 15, 2015 (the "2015 notes"), we entered into hedge transactions (the "2015 notes hedges") with two counterparties whereby we would receive the cash equivalent of the conversion spread on 16.0 million shares of our common stock based upon a strike price of $12.50 per share, subject to certain conversion rate adjustments in the 2015 notes. The 2015 notes hedges were accounted for as derivative assets and were included in other assets in our consolidated balance sheets. The 2015 notes hedges and the 2015 notes embedded conversion derivative liability were settled with the extinguishment of the 2015 notes in 2015. The 2015 notes hedges and 2015 notes embedded conversion derivative were adjusted to fair value each reporting period and unrealized gains and losses are reflected in our consolidated statements of operations.
In separate transactions, we sold warrants (the "2015 warrants") to the 2015 notes hedges counterparties for the purchase of up to 16.0 million shares of our common stock at a price of $16.00 per share. We received $15.6 million in cash proceeds from the sale of the 2015 warrants, which was recorded as an increase in additional paid-in capital. The number of shares and strike price of the warrants are subject to adjustment based on dividends we pay subsequent to selling the warrants. The warrants expire on various dates from December 2015 through June 2016. Changes in the fair value of these warrants will not be recognized in our consolidated financial statements as long as the instruments remain classified as equity.
In December 2015, we began settling the 2015 warrants in net shares on a weekly basis, and as of March 31, 2016, 127,767 shares of our common stock have been delivered to holders of the expiring warrants. 2015 warrants remained outstanding on 0.8 million and 1.6 million shares of our common stock at a strike price of $15.59 per share at March 31, 2016 and December 31, 2015, respectively. The average price of our common stock exceeded the strike price of the 2015 warrants for the three months ended March 31, 2016 and 2015, and the effect has been included in diluted earnings per share for both periods.
6. Notes Payable
We have a $140 million unsecured revolving line of credit agreement with five banks that terminates on November 22, 2017. The interest rate is floating at a rate based on our election that will be equal to the alternate base rate (as defined in the credit agreement) plus the applicable margin or the adjusted LIBOR rate (as defined in the credit agreement) plus the applicable margin. We also pay a commitment fee based on the available unused portion of the credit facility. The applicable margin and commitment fee rate are based on our credit rating and can change throughout the period of the credit facility. Based upon our current credit rating, the applicable margin is 0.75% for alternate base rate borrowings and 1.75% for adjusted LIBOR rate borrowings, and the commitment fee is 0.30%. Under this agreement, we are required to maintain a minimum risk-based capital ratio at our subsidiary, American Equity Investment Life Insurance Company ("American Equity Life"), of 275%, a maximum ratio of adjusted debt to total adjusted capital of 0.35, and a minimum level of statutory surplus at American Equity Life equal to the sum of 1) 80% of statutory surplus at September 30, 2013, 2) 50% of the statutory net income for each fiscal quarter ending after September 30, 2013, and 3) 50% of all capital contributed to American Equity Life after September 30, 2013. The agreement contains an accordion feature that allows us, on up to three occasions and subject to credit availability, to increase the credit facility by an additional $50 million in the aggregate. We also have the ability to extend the maturity date by an additional one year past the initial maturity date of November 22, 2017 with the consent of the extending banks. There are currently no guarantors of the credit facility, but certain of our subsidiaries must guarantee our obligations under the credit agreement if such subsidiaries guarantee other material amounts of our debt. No amounts were outstanding at March 31, 2016 and December 31, 2015. As of March 31, 2016, $370.7 million is unrestricted and could be distributed to shareholders and still be in compliance with all covenants under this credit agreement.
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). The maximum amount borrowed was $40.6 million during the three months ended March 31, 2015. When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $1.9 million for the three months ended March 31, 2015. We had no borrowings under repurchase agreements during the three months ended March 31, 2016. The weighted average interest rate on amounts due under repurchase agreements was 0.39% for the three months ended March 31, 2015.

7. Commitments and Contingencies
We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulatory bodies, such as state insurance departments, the Securities and Exchange Commission, Financial Industry Regulatory Authority, the Department of Labor, and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974, as amended, and laws governing the activities of broker-dealers.
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
The Los Angeles Case was a consolidated action involving several lawsuits filed by putative class members seeking class action status for a national class of purchasers of annuities issued by us. On July 30, 2013, the parties entered into a settlement agreement and stipulated to certification of the case as a class action for settlement purposes only. Notice of the terms of the settlement was mailed to the members of the class on October 7, 2013 and settlement claim forms were due from members of the class on or before December 6, 2013. On January 27, 2014, a hearing was held regarding the fairness of the settlement. On January 29, 2014, the District Court signed a final order approving the settlement and finding the settlement is fair and represents a complete resolution of all claims asserted on behalf of the class. On January 30, 2014, a final judgment was entered dismissing the case on the merits and with prejudice. On February 28, 2014, a member of the class filed an appeal of the District Court's approval of the terms of the settlement agreement with the United States Court of Appeals for the Ninth Circuit. On February 17, 2016, the United States Court of Appeals for the Ninth Circuit affirmed the District Court's approval of attorneys' fees and its approval of the settlement agreement. On March 2, 2016, the same class member filed a petition for panel rehearing and rehearing en banc. On April 6, 2016, the United States Court of Appeals for the Ninth Circuit denied the petition for panel rehearing and rehearing en banc. On April 15, 2016, the United States Court of Appeals for the Ninth Circuit issued a mandate, returning the matter to the United States District Court for the Central District of California.
The estimated litigation liability at March 31, 2016 is $11.1 million. While review of the claim forms has been stayed due to the appeal and it is difficult to predict the amount of the liabilities that will ultimately result from the completion of the claims process, the $11.1 million litigation liability represents our best estimate of probable loss with respect to this litigation. In light of the inherent uncertainties involved in the matter described above, there can be no assurance that such litigation, or any other pending or future litigation, will not have a material adverse effect on our business, financial condition, or results of operations.
In addition to our commitments to fund mortgage loans, we have unfunded commitments at March 31, 2016 to limited partnerships of $41.9 million and to secured bank loans of $13.3 million.

8. Earnings (Loss) Per Share and Stockholders' Equity
Earnings (Loss) Per Share
The following table sets forth the computation of earnings (loss) per common share and earnings (loss) per common share - assuming dilution:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) - numerator for earnings (loss) per common share	$(44,841)	$5,903

Denominator:
Weighted average common shares outstanding (1)	82,128,911	77,041,704
Effect of dilutive securities:
2015 warrants	60,878	806,485
Stock options and deferred compensation agreements	492,567	1,159,334
Restricted stock and restricted stock units	279,139	110,511
Denominator for earnings (loss) per common share - assuming dilution	82,961,495	79,118,034

Earnings (loss) per common share	$(0.55)	$0.08
Earnings (loss) per common share - assuming dilution	$(0.55)	$0.07

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan.
Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
		Minimum	Maximum
Three months ended March 31, 2016	1,061,541	$24.79	$24.79
Three months ended March 31, 2015	—	$—	$—
Stockholders' Equity
In August 2015, we completed an underwritten public offering of 8,600,000 shares of our common stock at a public offering price of $25.25 per share, of which 4,300,000 shares are subject to a forward sale agreement. The underwriters exercised in full their option to purchase 1,290,000 additional shares of common stock, which is subject to a separate forward sale agreement. Settlement of the forward sale agreements will occur on one or more dates occurring no later than 12 months after August 12, 2015, the closing date of the offering. If we elect to exercise our rights to physically settle the forward sales agreements, we intend to use the net proceeds from the settlement to make contributions to the capital and surplus of our life insurance subsidiaries to support their continued growth and maintain desired financial strength ratings.
The forward sale agreements had no initial fair value since they were entered into at the then market price of the common stock. The forward sale agreements are equity instruments and they qualify for an exception from derivative and fair value accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at March 31, 2016, and the unaudited consolidated results of operations for the three month periods ended March 31, 2016 and 2015, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2016.
Overview
We specialize in the sale of individual annuities (primarily deferred annuities) and, to a lesser extent, we also sell life insurance policies. Under U.S. generally accepted accounting principles ("GAAP"), premium collections for deferred annuities are reported as deposit liabilities instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liabilities for policyholder account balances and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders, net realized gains (losses) on investments and changes in fair value of derivatives. Components of expenses for products accounted for as deposit liabilities are interest sensitive and index product benefits (primarily interest credited to account balances), changes in fair value of embedded derivatives, amortization of deferred sales inducements and deferred policy acquisition costs, other operating costs and expenses and income taxes.
Our business model contemplates continued growth in invested assets and operating income while maintaining a high quality investment portfolio that will not experience significant losses from impairments of invested assets. We are committed to maintaining a high quality investment portfolio with limited exposure to below investment grade securities and other riskier assets. Growth in invested assets is predicated on a continuation of our high sales achievements of the last five years while at the same time maintaining a high level of retention of the funds received. The economic and personal investing environments continue to be conducive for high sales levels as retirees and others look to put their money in instruments that will protect their principal and provide them with consistent cash flow sources in their retirement years. However, the U.S. Department of Labor (“DOL”) issued its final conflict of interest fiduciary rule and related prohibited transaction exemptions on April 6, 2016. The DOL rule prohibits the payments of commissions on the sales of annuities to qualified accounts unless those commissions are paid pursuant to one of two specified exemptions. A significant portion of our fixed index annuity sales are to individual retirement accounts through independent insurance agents which could be adversely affected when the rule takes effect in April 2017. Sales of fixed index annuities through broker/dealers and banks would also be affected but a smaller portion of our fixed index annuity sales in those distribution channels are to qualified accounts. We are continuing to analyze the rule and developing our strategy for compliance and products. If the rule goes into effect as issued last month, the disruption in fixed index annuity sales could be partially mitigated by updating and expanding our menu of traditional declared rate fixed annuities that offer lifetime income benefit riders. While these products would also be subject to the new DOL rule, they are covered under the less onerous of the two prohibited transaction exemptions. For additional discussion of the DOL rule and the risks it poses to our business, see Part II Item 1A of this report.

In August 2015, we completed an underwritten public offering of 9,890,000 shares of our common stock at a public offering price of $25.25 per share, of which 5,590,000 shares are subject to forward sale agreements. The forward sale agreements provide us with flexibility in managing our capital based upon sales levels. The net proceeds available to us through physical settlement of the forward sale agreements based on the forward sale price would be approximately $134.6 million. We intend to physically settle the forward sales agreements on or before their maturity date in August 2016 by delivery of the shares subject to the agreements and intend to use the net proceeds from the settlement to make contributions to the capital and surplus of our life insurance subsidiaries to support their continued growth and maintain desired financial strength ratings.
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended March 31,
	2016	2015
Average yield on invested assets	4.58%	4.74%
Aggregate cost of money	1.93%	1.97%
Aggregate investment spread	2.65%	2.77%

Impact of:
Investment yield - additional prepayment income	0.08%	0.01%
Cost of money benefit of over hedging	—%	0.07%
The cost of money for fixed index annuities and average crediting rates for fixed rate annuities are computed based upon policyholder account balances and do not include the impact of amortization of deferred sales inducements. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2015. With respect to our fixed index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate strategy, expenses we incur to fund the annual index credits and where applicable, minimum guaranteed interest credited. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities and Financial Condition - Derivative Instruments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2015.
We are currently in the midst of an unprecedented period of low interest rates. In response to this persistent low interest rate environment, we have been reducing policyholder crediting rates for new annuities and existing annuities since the fourth quarter of 2011. Spread results for the 2016 and 2015 periods reflect the benefit from these reductions; however, the reductions in cost of money were offset by continued lower yields available on investments. In April 2016, we reduced new money rates on many of our products by approximately 10 basis points.
The current interest rate environment with low yields for investments with the credit quality we prefer presents a strong headwind to restoring our investment spread to the 3.00% target rate. With our portfolio yield still under pressure from lower rates on benchmark U.S. Treasury securities and narrower credit spreads, further adjustments to new and renewal crediting rates are being planned. We have on average 0.52% of room to reduce rates before we would reach guaranteed rates on the entire March 31, 2016 in force book of business. We remain aware of our spread and return on average equity objectives and will make further adjustments to new money and renewal rates based upon changes in investing and market conditions.
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

Results of Operations for the Three Months Ended March 31, 2016 and 2015
Annuity deposits by product type collected during the three months ended March 31, 2016 and 2015, were as follows:

	Three Months Ended March 31,
Product Type	2016	2015
	(Dollars in thousands)
Fixed index annuities	$1,688,002	$1,227,240
Annual reset fixed rate annuities	16,705	11,050
Multi-year fixed rate annuities	385,032	69,502
Single premium immediate annuities	5,314	8,532
Total before coinsurance ceded	2,095,053	1,316,324
Coinsurance ceded	460,986	104,994
Net after coinsurance ceded	$1,634,067	$1,211,330
Annuity deposits before coinsurance ceded increased 59% during the first quarter of 2016 compared to the same period in 2015. We attribute the increase in sales to our attractive product offerings, our consistent presence in the fixed index annuity market, our continued strong relationships with and excellent service provided to our distribution partners, the increased attractiveness of safe money products in volatile markets and lower interest rates on competing products such as bank certificates of deposit. In addition, the rates on our multi-year rate guaranteed (MYGA) fixed annuity products were highly competitive during the first quarter of 2016 and translated into a significant increase in sales of those products.
We coinsure 80% of the premiums received from (1) MYGA fixed annuity products and (2) fixed index annuities sold by Eagle Life Insurance Company through broker/dealers and banks. The increase in coinsurance ceded premiums is attributable to the increases in premiums from these sources. Eagle Life's fixed index annuity premiums increased to $187.3 million in the first quarter of 2016 compared to $60.9 million in the same period of 2015. This increase was attributable to an expansion in the number of distribution relationships selling Eagle Life's fixed index annuities from 28 relationships in the first quarter of 2015 to 46 relationships in the first quarter of 2016 and increased sales from each of the relationships that were selling Eagle Life's fixed index annuities in both periods.
Net income (loss), in general, has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 17% to $41.9 billion for the first quarter of 2016 compared to $35.9 billion for the same period in 2015. Our investment spread measured in dollars was $243.6 million for the first quarter of 2016 compared to $217.7 million for the same period in 2015. As previously mentioned, our investment spread has been negatively impacted by the extended low interest rate environment (see Net investment income).
Net income (loss) is also impacted by the change in fair value of derivatives and embedded derivatives which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income for the three months ended March 31, 2016 and 2015 was negatively impacted by decreases in the discount rates used to estimate the fair value of our embedded derivative liabilities.
We periodically revise the assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. We review these assumptions quarterly and as a result of this review, we made adjustments in the first quarter of 2016 to lower future investment spread assumptions. Review of the investment spread assumptions over the last two quarters as compared to actual investment spreads being earned showed actual investment spread and gross profits being less than what we were assuming in our models due to decreases in the average yield earned on invested assets resulting from the continued low interest rate environment. For the three months ended March 31, 2016, the impact of unlocking increased amortization of deferred sales inducements and deferred policy acquisition costs by $17.9 million and $26.1 million, respectively, and increased the net loss and loss per common share-assuming dilution by $28.4 million and $0.35 per share, respectively.
Operating income (a non-GAAP financial measure) decreased 57% to $21.0 million in the first quarter of 2016 compared to $48.8 million for the same period in 2015.
In addition to net income (loss), we have consistently utilized operating income, a non-GAAP financial measure commonly used in the life insurance industry, as an economic measure to evaluate our financial performance. Operating income equals net income (loss) adjusted to eliminate the impact of net realized gains and losses on investments including net OTTI losses recognized in operations and fair value changes in derivatives and embedded derivatives. Because these items fluctuate from year to year in a manner unrelated to core operations, we believe measures excluding their impact are useful in analyzing operating trends. We believe the combined presentation and evaluation of operating income together with net income (loss) provides information that may enhance an investor's understanding of our underlying results and profitability.

Operating income is not a substitute for net income (loss) determined in accordance with GAAP. The adjustments made to derive operating income are important to understanding our overall results from operations and, if evaluated without proper context, operating income possesses material limitations. As an example, we could produce a low level of net income in a given period, despite strong operating performance, if in that period we experience significant net realized losses from our investment portfolio. We could also produce a high level of net income in a given period, despite poor operating performance, if in that period we generate significant net realized gains from our investment portfolio. As an example of another limitation of operating income, it does not include the decrease in cash flows expected to be collected as a result of credit loss OTTI. Therefore, our management reviews net realized investment gains (losses) and analyses of our net investment income, including impacts related to OTTI write-downs, in connection with their review of our investment portfolio. In addition, our management examines net income (loss) as part of their review of our overall financial results.
The adjustments made to net income (loss) to arrive at operating income for the three months ended March 31, 2016 and 2015 are set forth in the table that follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Reconciliation of net income (loss) to operating income:
Net income (loss)	$(44,841)	$5,903
Adjustments to arrive at operating income:
Net realized (gains) losses and net OTTI losses on investments, net of offsets	745	(1,819)
Change in fair value of derivatives and embedded derivatives - index annuities, net of offsets	63,477	43,657
Change in fair value of derivatives and embedded derivatives - debt, net of income taxes	1,617	1,077
Operating income	$20,998	$48,818
The amounts disclosed in the reconciliation above are net of income taxes and where applicable, are net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
Operating income for the three months ended March 31, 2016 includes expense from unlocking which increased amortization of deferred sales inducements by $18.1 million and amortization of deferred policy acquisition costs by $26.3 million and decreased operating income by $28.6 million.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 27% to $36.5 million in the first quarter of 2016 compared to $28.7 million for the same period in 2015. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Surrender charges	$14,565	$11,554
Lifetime income benefit riders (LIBR) fees	21,940	17,128
	$36,505	$28,682

Withdrawals from annuity policies subject to surrender charges	$114,762	$92,993
Average surrender charge collected on withdrawals subject to surrender charges	12.7%	12.4%

Fund values on policies subject to LIBR fees	$3,411,608	$2,881,932
Weighted average per policy LIBR fee	0.64%	0.59%
The increase in annuity product charges was primarily attributable to increases in fees assessed for lifetime income benefit riders due to a larger volume of business in force subject to the fee and an increase in the average fees being charged as compared to prior periods. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders. In addition, surrender charges increased in the first quarter of 2016 as compared to the same period in 2015 due to an increase in withdrawals from annuity policies subject to surrender charges.
Net investment income increased 13% to $450.8 million in the first quarter of 2016 compared to $399.7 million for the same period in 2015. The increase was principally attributable to the growth in our annuity business and a corresponding increase in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 17% to $39.5 billion for the first quarter of 2016 compared to $33.8 billion for the same period in 2015. The average yield earned on average invested assets was 4.58% for the first quarter of 2016 compared to 4.74% for the same period in 2015.

The decrease in yield earned on average invested assets was attributable to yields on investments purchased in 2016 and 2015 being lower than the overall portfolio yield. Additionally, net investment income and average yield were positively impacted by prepayment and fee income received resulting in additional net investment income of $8.3 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively. Net investment income and average yield on invested assets in the first quarter of 2016 were negatively impacted by high cash balances. The average balance for cash and short-term investments was $807 million during the first quarter of 2016 compared to $175 million for the same period in 2015.
Change in fair value of derivatives consists of call options purchased to fund annual index credits on fixed index annuities, the 2015 notes hedges related to our 2015 notes and an interest rate swap and interest rate caps that hedge our floating rate subordinated debentures. The components of change in fair value of derivatives are as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$(109,640)	$105,354
Change in unrealized gains/losses	38,889	(134,574)
2015 notes hedges	—	567
Interest rate swap	(2,644)	(1,761)
Interest rate caps	(670)	(686)
	$(74,065)	$(31,100)
The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three months ended March 31, 2016 and 2015 is as follows:

Three Months Ended March 31,
	2016	2015
S&P 500 Index
Point-to-point strategy	0.0% - 0.0%	1.0% - 8.9%
Monthly average strategy	0.0% - 2.9%	0.6% - 9.0%
Monthly point-to-point strategy	0.0% - 0.0%	0.0% - 12.1%
Fixed income (bond index) strategies	0.0% - 5.7%	0.0% - 10.0%
The change in fair value of derivatives is also influenced by the aggregate costs of options purchased. The aggregate cost of options has increased primarily due to an increased amount of fixed index annuities in force. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2015.
Our 2015 notes matured and were extinguished on September 15, 2015 and the 2015 notes hedges expired on that same date. The change in fair value of the 2015 notes hedges corresponded with the change in the fair value of the conversion obligation to the holders of the 2015 notes which was accounted for as an embedded derivative liability with changes in fair value reported in Change in fair value of embedded derivatives.

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

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$1,487	$2,288
Gross realized losses	(1,231)	(289)
	256	1,999
Other investments:
Gain on sale of real estate	131	838
Loss on sale of real estate	(92)	(382)
Impairment losses on real estate	—	(629)
	39	(173)
Mortgage loans on real estate:
Decrease (increase) in allowance for credit losses	(948)	1,798
Recovery of specific allowance	3,340	1,255
	2,392	3,053
	$2,687	$4,879
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
Net OTTI losses recognized in operations increased to $5.7 million in the first quarter of 2016 compared to $0.1 million for the same period in 2015. See Financial Condition - Other Than Temporary Impairments and Note 3 to our unaudited consolidated financial statements for additional discussion of other than temporary impairments recognized during the periods presented.
Interest sensitive and index product benefits decreased 65% to $97.7 million in the first quarter of 2016 compared to $282.8 million for the same period in 2015. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Index credits on index policies	$6,531	$197,603
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	64,512	65,194
Lifetime income benefit riders	26,628	20,028
	$97,671	$282,825
The decrease in index credits was attributable to changes in the appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $6.7 million for the three months ended March 31, 2016, compared to $202.6 million for the same period in 2015. The decrease in interest credited was primarily due to decreases in the average rate credited to the annuity liabilities outstanding receiving a fixed rate of interest. The increase in benefits recognized for living income benefit rider was due to an increase in the number of policies with lifetime income benefit riders and correlates to the increase in fees discussed in Annuity product charges.

Amortization of deferred sales inducements, in general, has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 88% of our net annuity account values at both March 31, 2016 and March 31, 2015. The increase in amortization from these factors has been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years. Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$75,481	$49,639
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(47,166)	(39,531)
Net realized gains (losses) on investments, net OTTI losses recognized in operations and changes in litigation liabilities	(836)	845
Amortization of deferred sales inducements after gross profit adjustments	$27,479	$10,953
See Net income (loss) and Operating income, a non-GAAP financial measure, above for discussion of the impact of unlocking on amortization of deferred sales inducements for the three months ended March 31, 2016. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2015.
Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives and changes in the fair value of the embedded derivative related to the conversion option of our 2015 notes (see Note 5 to our unaudited consolidated financial statements and Note 9 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015). The components of change in fair value of embedded derivatives are as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)

Fixed index annuities - embedded derivatives	$179,715	$(69,877)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	86,142	120,523
2015 notes embedded conversion derivative	—	567
	$265,857	$51,213
The change in fair value of the fixed index annuity embedded derivatives resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in Change in fair value of derivatives; (ii) changes in discount rates used in estimating our embedded derivative liabilities; and (iii) the growth in the host component of the policy liability. The amounts presented as "Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting" represents the total change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the long-duration contracts accounting standard at each balance sheet date, less the change in fair value of our fixed index annuities embedded derivative. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2015. The primary reasons for the increase in the change in fair value of the fixed index annuity embedded derivatives during the three months ended March 31, 2016 were a larger decrease in the discount rate used in estimating the fair value of our liability during the first three months of 2016 as compared to the first three months of 2015 and an increase in the expected index credits on the next policy anniversary dates resulting from increases in the fair value of the call options acquired to fund these index credits during the first three months of 2016 as compared to a decrease in the expected index credits on the next policy anniversary dates resulting from decreases in the fair value of the call options acquired to fund these index credits during the first three months of 2015.
As discussed above under Change in fair value of derivatives, our 2015 notes matured and were extinguished on September 15, 2015. The related embedded conversion derivative liability was also settled on that date. The change in the fair value of the 2015 notes embedded conversion derivative was offset by a comparable increase or decrease in the change in fair of the 2015 notes hedges.

Interest expense on notes payable decreased 6% to $6.9 million in the first quarter of 2016 compared to $7.3 million for the same period in 2015. The decrease in interest expense is attributable to the extinguishment of $22.4 million principal amount of our convertible senior notes in 2015.
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

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$109,598	$70,786
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(58,869)	(57,581)
Net realized gains (losses) on investments, net OTTI losses recognized in operations and changes in litigation liabilities	(1,016)	1,081
Amortization of deferred policy acquisition costs after gross profit adjustments	$49,713	$14,286
See Net income (loss) and Operating income, a non-GAAP financial measure, above for discussion of the impact of unlocking on amortization of deferred sales inducements for the three months ended March 31, 2016. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2015.
Other operating costs and expenses increased 27% to $26.8 million in the first quarter of 2016 compared to $21.1 million for the same period in 2015 and are summarized as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Salary and benefits	$14,074	$10,309
Risk charges	6,776	4,832
Other	5,980	5,981
Total other operating costs and expenses	$26,830	$21,122
The three months ended March 31, 2016 reflect an increase in salary and benefits of approximately $2.2 million due to an increased number of employees related to our growth as well as an expense of $2.2 million related to assumption changes and the execution of an amended and restated retirement agreement with our Executive Chairman. This increase was offset by a $0.7 million decrease in a deferred compensation liability that is based upon the value of our common stock.
The increase in reinsurance risk charges expense was due to the growth in our policyholder liabilities subject to a reinsurance agreement pursuant to which we cede excess regulatory reserves to an unaffiliated reinsurer. The regulatory reserves ceded at March 31, 2016 and 2015 were $529.6 million and $363.5, respectively.
Income tax expense (benefit) was $(24.3) million in the first quarter of 2016 compared to $3.1 million for the same period in 2015. The change in income tax expense (benefit) was primarily due to changes in income (loss) before income taxes. The effective income tax rates were 35.1% and 34.6% for the three months ended March 31, 2016 and 2015, respectively.
Income tax expense (benefit) and the resulting effective tax rate are based upon two components of income (loss) before income taxes (benefits) ("pretax income") that are taxed at different tax rates. Life insurance income is generally taxed at an effective rate of approximately 35.5% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income (loss) for the parent company and other non-life insurance subsidiaries is generally taxed at an effective tax rate of 41.5% reflecting the combined federal / state income tax rates. The effective income tax rates resulting from the combination of the income tax provisions for the life / non-life sources of income (loss) vary from period to period based primarily on the relative size of pretax income (loss) from the two sources. The effective income tax rate increased in 2016 because the percentage of taxable income from the life insurance sources is expected to be less than it was in 2015.

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
The composition of our investment portfolio is summarized as follows:

	March 31, 2016		December 31, 2015
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$473,402	1.2%	$471,256	1.3%
United States Government sponsored agencies	1,566,287	3.8%	1,398,611	3.5%
United States municipalities, states and territories	3,883,737	9.3%	3,755,367	9.5%
Foreign government obligations	221,861	0.5%	212,565	0.5%
Corporate securities	25,245,140	60.6%	23,879,016	60.3%
Residential mortgage backed securities	1,432,353	3.5%	1,462,072	3.7%
Commercial mortgage backed securities	4,503,261	10.8%	4,174,396	10.5%
Other asset backed securities	1,160,631	2.8%	1,145,178	2.9%
Total fixed maturity securities	38,486,672	92.5%	36,498,461	92.2%
Equity securities	7,813	—%	7,828	—%
Mortgage loans on real estate	2,471,435	5.9%	2,435,257	6.2%
Derivative instruments	387,469	0.9%	337,256	0.9%
Other investments	290,556	0.7%	291,530	0.7%
	$41,643,945	100.0%	$39,570,332	100.0%
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	March 31, 2016		December 31, 2015
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$24,978,026	64.9%	$23,724,648	65.0%
Baa	12,038,516	31.3%	11,491,609	31.5%
Total investment grade	37,016,542	96.2%	35,216,257	96.5%
Ba	838,831	2.2%	657,760	1.8%
B	99,856	0.3%	68,712	0.2%
Caa and lower	373,398	1.0%	388,908	1.1%
In or near default	158,045	0.3%	166,824	0.4%
Total below investment grade	1,470,130	3.8%	1,282,204	3.5%
	$38,486,672	100.0%	$36,498,461	100.0%

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

NAIC Designation	NRSRO Equivalent Rating
1	Aaa/Aa/A
2	Baa
3	Ba
4	B
5	Caa
6	Ca and lower
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
A summary of our fixed maturity securities by NAIC designation is as follows:

	March 31, 2016				December 31, 2015
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$23,648,794	$25,264,168	$25,264,168	65.6%	$23,363,259	$24,207,801	$24,207,801	66.3%
2	11,955,752	12,223,107	12,223,107	31.8%	11,709,730	11,589,325	11,589,325	31.8%
3	1,023,746	894,557	903,557	2.4%	758,531	643,293	654,538	1.8%
4	128,238	86,816	86,816	0.2%	60,480	44,312	44,312	0.1%
5	2,100	1,537	1,537	—%	—	—	—	—%
6	14,828	7,487	7,487	—%	8,332	2,485	2,485	—%
	$36,773,458	$38,477,672	$38,486,672	100.0%	$35,900,332	$36,487,216	$36,498,461	100.0%
The amortized cost and fair value of fixed maturity securities at March 31, 2016, by contractual maturity, are presented in Note 3 to our unaudited consolidated financial statements in this form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
		(Dollars in thousands)
March 31, 2016
Fixed maturity securities, available for sale:
United States Government full faith and credit	1	$6,863	$(60)	$6,803
United States Government sponsored agencies	3	90,000	(367)	89,633
United States municipalities, states and territories	26	96,041	(2,081)	93,960
Foreign government obligations	5	44,255	(7,532)	36,723
Corporate securities:
Finance, insurance and real estate	71	1,013,660	(44,535)	969,125
Manufacturing, construction and mining	207	2,475,678	(261,248)	2,214,430
Utilities and related sectors	133	1,359,080	(95,894)	1,263,186
Wholesale/retail trade	23	299,239	(13,043)	286,196
Services, media and other	53	571,396	(21,420)	549,976
Residential mortgage backed securities	18	65,383	(2,399)	62,984
Commercial mortgage backed securities	146	1,779,905	(72,057)	1,707,848
Other asset backed securities	43	496,731	(20,667)	476,064
	729	$8,298,231	$(541,303)	$7,756,928
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,672	$(9,000)	$67,672

December 31, 2015
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$38,029	$(299)	$37,730
United States Government sponsored agencies	21	971,462	(14,409)	957,053
United States municipalities, states and territories	76	273,297	(8,628)	264,669
Foreign government obligations	6	69,364	(10,935)	58,429
Corporate securities:
Finance, insurance and real estate	145	2,201,597	(74,462)	2,127,135
Manufacturing, construction and mining	334	4,271,655	(377,459)	3,894,196
Utilities and related sectors	216	2,499,341	(161,505)	2,337,836
Wholesale/retail trade	43	537,720	(25,988)	511,732
Services, media and other	101	1,112,071	(43,010)	1,069,061
Residential mortgage backed securities	34	172,697	(3,489)	169,208
Commercial mortgage backed securities	222	2,796,286	(105,281)	2,691,005
Other asset backed securities	43	523,592	(19,880)	503,712
	1,245	$15,467,111	$(845,345)	$14,621,766
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,622	$(11,245)	$65,377
The decrease in unrealized losses from December 31, 2015 to March 31, 2016 was primarily due to a decrease in interest rates in addition to price improvements in the energy and metals and mining securities during the three months ended March 31, 2016. The 10-year treasury yield curve rates at March 31, 2016 and December 31, 2015 were 1.78% and 2.27%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
March 31, 2016
1	$3,474,713	44.4%	$(129,958)	23.6%
2	3,577,786	45.7%	(237,396)	43.1%
3	685,708	8.7%	(133,462)	24.3%
4	86,816	1.1%	(41,422)	7.5%
5	1,538	—%	(563)	0.1%
6	7,039	0.1%	(7,502)	1.4%
	$7,833,600	100.0%	$(550,303)	100.0%
December 31, 2015
1	$8,278,102	56.3%	$(280,209)	32.7%
2	5,813,570	39.6%	(436,543)	51.0%
3	560,199	3.8%	(117,814)	13.7%
4	44,041	0.3%	(16,168)	1.9%
5	—	—%	—	—%
6	2,476	—%	(5,856)	0.7%
	$14,698,388	100.0%	$(856,590)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 730 and 1,246 securities, respectively) have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015, along with a description of the factors causing the unrealized losses is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in the Item 2.

The amortized cost and fair value of fixed maturity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher are considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
March 31, 2016
Fixed maturity securities:
Investment grade:
Less than six months	185	$2,304,180	$2,249,932	$(54,248)
Six months or more and less than twelve months	331	3,882,211	3,677,925	(204,286)
Twelve months or greater	93	1,272,802	1,155,282	(117,520)
Total investment grade	609	7,459,193	7,083,139	(376,054)
Below investment grade:
Less than six months	33	128,298	123,514	(4,784)
Six months or more and less than twelve months	50	344,962	296,216	(48,746)
Twelve months or greater	38	442,450	321,731	(120,719)
Total below investment grade	121	915,710	741,461	(174,249)
	730	$8,374,903	$7,824,600	$(550,303)

December 31, 2015
Fixed maturity securities:
Investment grade:
Less than six months	588	$7,395,125	$7,193,059	$(202,066)
Six months or more and less than twelve months	484	6,799,113	6,388,844	(410,269)
Twelve months or greater	44	592,600	484,646	(107,954)
Total investment grade	1,116	14,786,838	14,066,549	(720,289)
Below investment grade:
Less than six months	87	297,879	279,947	(17,932)
Six months or more and less than twelve months	15	175,603	148,337	(27,266)
Twelve months or greater	28	283,413	192,310	(91,103)
Total below investment grade	130	756,895	620,594	(136,301)
	1,246	$15,543,733	$14,687,143	$(856,590)

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
March 31, 2016
Investment grade:
Less than six months	31	$304,946	$244,151	$(60,795)
Six months or more and less than twelve months	9	90,367	67,660	(22,707)
Twelve months or greater	—	—	—	—
Total investment grade	40	395,313	311,811	(83,502)
Below investment grade:
Less than six months	27	252,893	195,563	(57,330)
Six months or more and less than twelve months	10	113,114	70,289	(42,825)
Twelve months or greater	5	67,183	35,072	(32,111)
Total below investment grade	42	433,190	300,924	(132,266)
	82	$828,503	$612,735	$(215,768)

December 31, 2015
Investment grade:
Less than six months	37	$460,894	$339,047	$(121,847)
Six months or more and less than twelve months	13	122,794	82,149	(40,645)
Twelve months or greater	1	2,856	1,999	(857)
Total investment grade	51	586,544	423,195	(163,349)
Below investment grade:
Less than six months	13	73,412	44,976	(28,436)
Six months or more and less than twelve months	13	145,886	88,308	(57,578)
Twelve months or greater	3	30,930	14,213	(16,717)
Total below investment grade	29	250,228	147,497	(102,731)
	80	$836,772	$570,692	$(266,080)

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
March 31, 2016
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	264,083	238,463	—	—
Due after five years through ten years	2,870,290	2,709,761	—	—
Due after ten years through twenty years	1,160,679	1,095,193	—	—
Due after twenty years	1,661,160	1,466,615	76,672	67,672
	5,956,212	5,510,032	76,672	67,672
Residential mortgage backed securities	65,383	62,984	—	—
Commercial mortgage backed securities	1,779,905	1,707,848	—	—
Other asset backed securities	496,731	476,064	—	—
	$8,298,231	$7,756,928	$76,672	$67,672

December 31, 2015
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	257,994	247,957	—	—
Due after five years through ten years	6,111,139	5,802,168	—	—
Due after ten years through twenty years	2,816,752	2,693,742	—	—
Due after twenty years	2,788,651	2,513,974	76,622	65,377
	11,974,536	11,257,841	76,622	65,377
Residential mortgage backed securities	172,697	169,208	—	—
Commercial mortgage backed securities	2,796,286	2,691,005	—	—
Other asset backed securities	523,592	503,712	—	—
	$15,467,111	$14,621,766	$76,622	$65,377
Energy and Metals & Mining
The tables below summarize our publicly issued corporate fixed maturity securities in the energy and metals & mining sectors. Our privately placed available for sale fixed maturity securities at March 31, 2016 total $168.6 million fair value ($185.4 million amortized cost) in energy and $37.6 million fair value ($46.1 million amortized cost) in metals & mining and are not included in the following tables.

	March 31, 2016
Sector and Subsector	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Average Credit Rating
	(Dollars in thousands)
Energy
Independent	$499,826	$453,307	$(46,519)	Baa
Integrated	491,548	490,397	(1,151)	A
Oil field services	405,265	349,100	(56,165)	Baa
Refining	104,656	103,499	(1,157)	Baa
Midstream	754,709	705,376	(49,333)	Baa
Government owned no guarantee	284,224	292,638	8,414	A
Metals & Mining	562,019	506,579	(55,440)	Baa
Total Energy and Metals & Mining	$3,102,247	$2,900,896	$(201,351)	Baa

	Amortized Cost at March 31, 2016
	Energy
NRSRO Rating	Independent	Integrated	Oil field services	Refining	Midstream	Government Owned No Guarantee	Metals & Mining	Total
	(Dollars in thousands)
Aaa	$—	$59,947	$—	$—	$—	$—		$59,947
Aa	—	168,245	28,286	—	—	19,910	—	216,441
A	89,462	78,831	107,536	12,110	90,885	214,438	76,590	669,852
Baa	364,126	149,300	176,212	92,546	629,792	25,260	287,934	1,725,170
Ba	32,195	35,225	93,231	—	34,032	—	129,862	324,545
B	14,043	—	—	—	—	24,616	61,141	99,800
Below B	—	—	—	—	—	—	6,492	6,492
	$499,826	$491,548	$405,265	$104,656	$754,709	$284,224	$562,019	$3,102,247

	Fair Value at March 31, 2016
	Energy
NRSRO Rating	Independent	Integrated	Oil field services	Refining	Midstream	Government Owned No Guarantee	Metals & Mining	Total
	(Dollars in thousands)
Aaa	$—	$63,710	$—	$—	$—	$—	$—	$63,710
Aa	—	173,482	28,476	—	—	21,913	—	223,871
A	91,078	79,032	113,354	11,267	92,924	228,483	74,871	691,009
Baa	326,874	143,433	147,831	92,232	589,309	25,042	273,015	1,597,736
Ba	26,045	30,740	59,439	—	23,143	—	112,418	251,785
B	9,310	—	—	—	—	17,200	40,686	67,196
Below B	—	—	—	—	—	—	5,589	5,589
	$453,307	$490,397	$349,100	$103,499	$705,376	$292,638	$506,579	$2,900,896

International Exposure
We hold fixed maturity securities with international exposure. As of March 31, 2016, 18% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	March 31, 2016
	Amortized Cost	Carrying Amount/Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$211,028	$234,045	0.6%
Asia/Pacific	393,151	417,890	1.1%
Non-GIIPS Europe	2,883,992	3,009,441	7.8%
Latin America	259,974	233,829	0.6%
Non-U.S. North America	1,216,676	1,187,942	3.1%
Australia & New Zealand	661,605	673,452	1.7%
Other	998,137	1,029,779	2.7%
	$6,624,563	$6,786,378	17.6%

(1)
Greece, Ireland, Italy, Portugal and Spain continue to cause credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. All of our exposure in GIIPS are corporate securities with issuers domiciled in these countries. None of our foreign government obligations were held in any of these countries.

All of the securities presented in the table above are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2), except for the following:

	March 31, 2016
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
GIIPS (1)	$28,765	$29,806
Asia/Pacific	11,000	7,902
Non-GIIPS Europe	78,016	68,048
Latin America	66,926	45,327
Non-U.S. North America	119,002	91,354
	$303,709	$242,437
Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our residential and commercial mortgage backed securities as we monitor all of our residential and commercial mortgage backed securities on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At March 31, 2016, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Investment grade
Corporate securities:
Financials	1	$20,000	$(3,102)	$16,898	55	—
Other asset backed securities:
Financials	1	2,507	(752)	1,755	60	11
	2	$22,507	$(3,854)	$18,653

Below investment grade
Corporate securities:
Energy	4	$45,067	$(17,706)	$27,361	19 - 35	0 - 15
Materials	6	39,274	(8,550)	30,724	9 - 38	0 - 5
Industrials	1	4,980	(2,755)	2,225	17	8
Telecommunications	1	2,100	(562)	1,538	21	9
Other asset backed securities:
Financials	1	8,335	(6,446)	1,889	34	15
	13	$99,756	$(36,019)	$63,737
	15	$122,263	$(39,873)	$82,390

We have determined that all of the securities on the watch list that have unrealized losses are temporarily impaired as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost. Our analysis of these securities and their credit performance at March 31, 2016 is as follows:
Corporate securities:
Financials: The decline in value of this security is due to the continued wide spreads as a result of the ongoing concerns relating to capital, asset quality and earnings stability due to the financial events of the past five years and the ongoing events in the Eurozone. While this issuer has had its financial position and profitability weakened by the credit and liquidity crisis, we have determined that this security was not other than temporarily impaired due to our evaluation of the operating performance and the credit worthiness of the issuer.
Energy, Materials and Industrials: The decline in the value of these securities relates to ongoing operational issues related to the decline in certain commodity prices specific to their businesses. The decline in these commodity prices creates financial challenges as the industries realign to accommodate the lower prices. These issuers will be stressed greater than the average company due to their price sensitivity and the specific position they hold in the chain of supply. We recognized other than temporary impairments on two securities from the same issuer with exposure to the materials sector during the fourth quarter of 2015. While the other issuers have seen the financial and profitability profile weakened, we have determined that the remaining securities were not other than temporarily impaired due to our evaluation of the operating performance and the credit worthiness of the issuer.
Telecommunications: The decline in the value of this security is the result of regional economic recessionary pressure in Brazil and an increase in competition in the markets it operates. There is potential for merger and acquisition activity in this market and an increase in price volatility is expected. This issuer has seen weakened performance and heightened risk of merger activity. We recognized an other than temporary impairment on this security during the first quarter of 2016 due to our evaluation of the operating performance and the credit worthiness of the issuer.
Other asset backed securities:
Financials: The decline in value of the investment grade other asset backed security is due to poor performance in the underlying pool of student loans. The investment is backed by a guarantee from the for-profit education services provider. We have determined that this security was not other than temporarily impaired, because the guarantee is in good standing and all required payments have been made, including hyper-amortization payments triggered by the performance of the student loan portfolio. The decline in value of the below investment grade other asset backed security is related directly to the decline in oil prices and the financial stability of its operator. The issuer has direct exposure to the oil market as its primary business is deep water drilling. As oil prices have declined the operator of the deep water vessel has experienced financial pressure on its balance sheet. We recognized an other than temporary impairment on this security during the third quarter of 2015.
Other Than Temporary Impairments
We have a policy and process to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2015. During the periods presented, we recognized other than temporary impairment on corporate securities, commercial mortgage backed securities and a residential mortgage backed security for which we had not previously recognized OTTI. We recognized an OTTI of $3.9 million in operations during the three months ended March 31, 2016, due to our concern regarding a corporate security issued by a Brazilian telecommunications company. Developments in 2016 led us to the conclusion that we will not be able to fully recover our amortized cost basis due to liquidity concerns. The other OTTI that we recognized in operations during the three months ended March 31, 2016, on corporate securities and commercial mortgage backed securities were due to our intent to sell the securities, which were in an unrealized loss position at March 31, 2016, after the reporting date. In addition, during the three months ended March 31, 2016, we recognized additional credit losses on residential mortgage backed securities on which we have previously recognized OTTI. Several factors led us to believe that full recovery of amortized cost is not expected on the securities for which we recognized additional credit losses and reclassified OTTI from accumulated other comprehensive income to net income. A discussion of these factors, our policy and process to identify securities that could potentially have impairment that is other than temporary and a summary of OTTI is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, net of loan loss allowances and deferred prepayment fees. At March 31, 2016 and December 31, 2015 the largest principal amount outstanding for any single mortgage loan was $19.6 million and $17.9 million, respectively, and the average loan size was $3.0 million and $2.9 million at March 31, 2016 and December 31, 2015, respectively. In addition, the average loan to value ratio for the overall portfolio was 53.7% at both March 31, 2016 and December 31, 2015, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 to our unaudited consolidated financial statements, incorporated by reference in this Item 2.

In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At March 31, 2016, we had commitments to fund commercial mortgage loans totaling $31.7 million, with fixed interest rates ranging from 4.20% to 4.34%. During 2016 and 2015, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the three months ended March 31, 2016, we received $65.4 million in cash for loans being paid in full compared to $77.8 million for the three months ended March 31, 2015. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
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
We have a process by which we evaluate the credit quality of each of our commercial mortgage loans. This process utilizes each loan's debt service coverage ratio as a primary metric. A summary of our portfolio by debt service coverage ratio (based on most recent information collected) follows:

	March 31, 2016		December 31, 2015
	Principal Outstanding	Percent of Total Principal Outstanding	Principal Outstanding	Percent of Total Principal Outstanding
	(Dollars in thousands)
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$1,771,671	71.3%	$1,772,226	72.3%
Greater than or equal to 1.2 and less than 1.5	461,300	18.6%	414,482	16.9%
Greater than or equal to 1.0 and less than 1.2	148,560	6.0%	141,799	5.8%
Less than 1.0	102,251	4.1%	121,402	5.0%
	$2,483,782	100.0%	$2,449,909	100.0%
Approximately 96% (based on principal outstanding) of our mortgage loans that have a debt service coverage ratio of less than 1.0 are performing and current with contractual principal and interest payments at March 31, 2016.
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

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Impaired mortgage loans with an allowance	$19,055	$21,277
Impaired mortgage loans with no related allowance	1,678	8,859
Allowance for probable loan losses	(5,750)	(7,842)
Net carrying value of impaired mortgage loans	$14,983	$22,294
At March 31, 2016, we had three commercial mortgage loans that were delinquent (60 days or more past due at the reporting date) in their principal and interest payments.
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
Liquidity and Capital Resources
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $1.1 billion for the three months ended March 31, 2016 compared to $782.5 million for the three months ended March 31, 2015, with the increase primarily attributable to a $426.0 million increase in net annuity deposits after coinsurance which was partially offset by a $78.4 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans.

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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2016, up to $241.3 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $1.3 billion of statutory earned surplus at March 31, 2016.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best and Standard and Poor's. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of March 31, 2016, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to meet this rating objective. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
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
In August 2015, we completed an underwritten public offering of 9,890,000 shares of our common stock at a public offering price of $25.25 per share, of which 5,590,000 shares are subject to forward sale agreements. During the third quarter of 2015, we contributed $120 million to the capital and surplus of American Equity Life which included $104.5 million of initial net proceeds from the issuance of 4.3 million shares of common stock in our August 2015 public stock offering. We intend to physically settle the forward sales agreements on or before their maturity date in August 2016 by delivery of the shares subject to the agreements and intend to use the net proceeds from the settlement to make contributions to the capital and surplus of our life insurance subsidiaries to support their continued growth and maintain desired financial strength ratings.
Cash and cash equivalents of the parent holding company at March 31, 2016, were $19.1 million. In addition, we have a $140 million revolving line of credit, with no borrowings outstanding, available through November 2017 for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.
New Accounting Pronouncements
See Note 1 to our unaudited consolidated financial statements, which is incorporated by reference in this Item 2, for new accounting pronouncement disclosures that supplement the disclosures in Note 1 to our audited consolidated financial statements in our 2015 Annual Report on Form 10-K.
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
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at March 31, 2016, of which $85.5 million has been swapped to a fixed rate which began in March 2014 and $79.0 million has been capped for a term of seven years which began in July 2014 (see Note 5 to our unaudited consolidated financial statements). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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
If interest rates were to increase 10% (26 basis points) from levels at March 31, 2016, we estimate that the fair value of our fixed maturity securities would decrease by approximately $828.8 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $250.3 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2015.
At March 31, 2016, 32% of our fixed income securities have call features, of which 0.2% ($75.1 million) were subject to call redemption. Another 1.2% ($448.0 million) will become subject to call redemption during the next twelve months. We have reinvestment risk related to these potential redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At March 31, 2016, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.
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

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Annual index credits to policyholders on their anniversaries	$6,531	$197,603
Proceeds received at expiration of options related to such credits	6,742	202,582

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016 solely because of the material weakness in our internal control over financial reporting as disclosed in our 2015 Annual Report on Form 10-K. Management has concluded that the material weakness that was present as of December 31, 2015 was also present as of March 31, 2016 because we have not completed testing of the design and implementation of the enhanced control procedures and have not completed testing of sufficient instances of the enhanced control procedures in order to conclude on the operating effectiveness.
Previously Identified Material Weakness in Internal Control Over Financial Reporting
As previously disclosed in our 2015 Annual Report on Form 10-K, we did not have adequate controls designed and in place to ensure that we correctly implemented changes made to the calculation of lifetime income benefit reserves in the third quarter of 2015. Specifically, the design of our control relating to the review of the implementation of code changes to reflect revised assumptions and the impact of those changes (the “review control”) on the lifetime income benefit reserves was not modified given the complex nature and volume of code changes we made as part of the third quarter review.
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation plans describe below, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Status
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 7 - Commitments and Contingencies to the unaudited consolidated financial statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosures that supplements the disclosure in Note 13 - Commitments and Contingencies to the audited consolidated financial statements of our 2015 Annual Report on Form 10-K.
Item 1A. Risk Factors
Our 2015 Annual Report on Form 10-K described our Risk Factors. Other than as set forth below, there have been no material changes to the Risk Factors during the three months ended March 31, 2016.
Recent changes in federal regulation may affect our annuity sales and profitability
On April 6, 2016, the U.S. Department of Labor released a final regulation which substantially expands the range of activities that will be considered fiduciary advice under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Implementation is scheduled to phase in beginning April 10, 2017. While we continue to analyze the regulation, we believe it could have an adverse effect on sales of annuity products to individual retirement account (“IRAs”) holders particularly in the independent agent distribution channel. A significant portion of our annuity sales are to IRAs. The new regulation deems advisers, including independent agents, who sell fixed index annuities to IRAs, IRA rollovers or 401(k) plans fiduciaries and prohibits them from receiving compensation unless they comply with a prohibited transaction exemption. The exemption requires advisers to comply with impartial conduct standards and may require us to exercise additional oversight of the sales process. Compliance with the prohibited transaction exemptions will likely result in increased regulatory burdens, changes to our compensation practices and product offerings and increased litigation risk, which could negatively impact our business, results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no issuer purchases of equity securities for the quarter ended March 31, 2016.

Item 6. Exhibits

Exhibit No.	Description	Method of Filing
10.1	Form of First Amendment to the Performance Restricted Stock Unit Award Agreement	Filed herewith
10.2	Form of Restricted Stock Cancellation Agreement	Filed herewith
10.3	Amended and Restated Retirement Benefit Agreement, dated as of April 4, 2016, between American Equity Investment Life Holding Company and David J. Noble	Filed herewith
10.4	American Equity Investment Life Holding Company 2016 Employee Incentive Plan	Incorporated by reference to the Appendix A to the Company's proxy statement on Form DEF 14A filed with the SEC on April 18, 2016
10.5	Amended and Restated American Equity Investment Life Holding Company 2014 Independent Insurance Agent Restricted Stock and Restricted Stock Unit Plan, as amended	Incorporated by reference to the Appendix B to the Company's proxy statement on Form DEF 14A filed with the SEC on April 18, 2016
12.1	Ratio of Earnings to Fixed Charges	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 10, 2016	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

		By:	/s/ John M. Matovina
John M. Matovina, Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Ted M. Johnson
Ted M. Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

		By:	/s/ Scott A. Samuelson
Scott A. Samuelson, Vice President - Controller
(Principal Accounting Officer)